Form 10-Q
period 1995-01-31
DYCOM INDUSTRIES INC
filed 1995-03-16
CIK 67215

                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-Q

(Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1995

                                    OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

                     Commission file number  0-5423

                            DYCOM INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)


           Florida                                     59-1277135
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)


450 Australian Avenue, South, West Palm Beach, Florida      33401
      (Address of principal executive office)             (Zip Code)


                              (407) 659-6301
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                Outstanding as of March 10, 1995
               _____                ________________________________

               Common                            8,543,990

                            DYCOM INDUSTRIES, INC.

                                     INDEX

                                                            Page No.
                                                            ________
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets-
            January 31, 1995 and July 31, 1994                 3

          Condensed Consolidated Statements of
            Operations for the Three Months Ended
            January 31, 1995 and 1994                          4

          Condensed Consolidated Statements of
            Operations for the Six Months Ended
            January 31, 1995 and 1994                          5

          Condensed Consolidated Statements of
            Cash Flows for the Six Months Ended
            January 31, 1995 and 1994                         6-7

          Notes to Condensed Consolidated
            Financial Statements                              8-14

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                    15-18


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                    19

  Item 4. Submission of Matter to a Vote of
          Security Holders                                     19

  Item 6. Exhibits and Reports on Form 8-K                     19


SIGNATURES                                                     20

EXHIBIT INDEX                                                  21

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                 January 31,      July 31,
                                                    1995            1994
                                                    ____            ____
ASSETS
CURRENT ASSETS:
Cash and equivalents                            $  4,280,927   $  2,625,783
Accounts receivable, net                          13,739,559     14,885,597
Costs and estimated earnings in
  excess of billings                               4,876,280      3,765,931
Deferred tax assets, net                             385,756        613,402
Other current assets                               1,194,867      1,263,604
                                                ------------   ------------
Total current assets                              24,477,389     23,154,317
                                                ------------   ------------
PROPERTY AND EQUIPMENT, net                       19,069,181     19,955,051
                                                ------------   ------------
OTHER ASSETS:
Intangible assets, net                             5,072,078      5,149,623
Other                                                383,530        440,347
                                                ------------   ------------
Total other assets                                 5,455,608      5,589,970
                                                ------------   ------------
TOTAL                                           $ 49,002,178   $ 48,699,338
                                                ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                $  4,680,335   $  4,730,378
Notes payable                                      4,225,168     22,594,407
Billings in excess of costs and
  estimated earnings                                 109,324        252,441
Accrued self-insured claims                        2,099,641      2,388,642
Income taxes payable                                 808,909
Other accrued liabilities                          5,602,728      6,660,198
                                                ------------   ------------
Total current liabilities                         17,526,105     36,626,066
NOTES PAYABLE                                     16,693,092
ACCRUED SELF-INSURED CLAIMS                        6,027,887      5,136,730
DEFERRED TAX LIABILITIES                                            227,647
                                                ------------   ------------
Total liabilities                                 40,247,084     41,990,443
                                                ------------   ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, par value $.33 1/3 per share:
  50,000,000 shares authorized; 8,528,990
  shares issued and outstanding                    2,842,997      2,842,997
Additional paid-in capital                        24,253,309     24,253,309
Retained deficit                                 (18,341,212)   (20,387,411)
                                                ------------   ------------
Total stockholders' equity                         8,755,094      6,708,895
                                                ------------   ------------
TOTAL                                           $ 49,002,178   $ 48,699,338
                                                =============  ============
See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                 For the Three Months Ended
                                                ___________________________

                                                 January 31,    January 31,
                                                    1995           1994
                                                    ____           ____
REVENUES:
Contract revenues earned                        $ 33,515,513   $ 27,048,436
Other, net                                           277,370        (57,383)
                                                ------------   ------------
Total                                             33,792,883     26,991,053
                                                ------------   ------------
EXPENSES:
Costs of earned revenues
 excluding depreciation                           27,473,391     25,362,016
General and administrative                         3,510,445      3,809,721
Depreciation and amortization                      1,357,717      1,820,573
                                                ------------   ------------
Total                                             32,341,553     30,992,310
                                                ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES                  1,451,330     (4,001,257)
                                                ------------   ------------
PROVISION (BENEFIT) FOR INCOME TAXES:
Current                                              344,358     (1,057,174)
Deferred                                                          1,335,865
                                                ------------   ------------
Total                                                344,358        278,691
                                                ------------   ------------

NET INCOME (LOSS)                               $  1,106,972   $ (4,279,948)
                                                ============   ============


EARNINGS (LOSS) PER COMMON SHARE                      $ 0.13         $(0.51)
                                                      ======         ======


See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                 For the Six Months Ended
                                                ___________________________

                                                 January 31,    January 31,
                                                    1995           1994
                                                    ____           ____
REVENUES:
Contract revenues earned                        $ 69,727,447   $ 58,965,577
Other, net                                           488,035         43,431
                                                ------------   ------------
Total                                             70,215,482     59,009,008
                                                ------------   ------------
EXPENSES:
Costs of earned revenues
 excluding depreciation                           56,693,045     52,726,974
General and administrative                         7,016,100      7,438,931
Depreciation and amortization                      3,106,804      3,635,797
                                                ------------   ------------
Total                                             66,815,949     63,801,702
                                                ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES                  3,399,533     (4,792,694)
                                                ------------   ------------
PROVISION (BENEFIT) FOR INCOME TAXES:
Current                                            1,353,334       (934,902)
Deferred                                                            968,296
                                                ------------   ------------
Total                                              1,353,334         33,394
                                                ------------   ------------

NET INCOME (LOSS)                               $  2,046,199   $ (4,826,088)
                                                ============   ============


EARNINGS (LOSS) PER COMMON SHARE                      $ 0.24         $(0.57)
                                                      ======         ======


See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                 For the Six Months Ended
                                                ___________________________

                                                 January 31,    January 31,
                                                    1995           1994
                                                    ____           ____
Increase (Decrease) in Cash and equivalents from:

OPERATING ACTIVITIES:
Net income (loss)                               $  2,046,199   $ (4,826,088)
Add revenues and expenses accrued which
  did not generate or require cash:
    Depreciation and amortization                  3,106,804      3,635,797
    (Gain) loss on disposal of assets               (211,465)       118,739
    Deferred income taxes                                           968,296
    Deferred compensation                                           150,000
Changes in assets and liabilities:
    Accounts receivable, net                       1,146,038      3,117,820
    Unbilled revenues, net                        (1,253,466)      (198,219)
    Other current assets                              68,737        103,672
    Other assets                                      56,817         11,510
    Accounts payable                                 (50,043)      (754,799)
    Accrued self-insured claims and
      other liabilities                             (455,314)       151,870
    Accrued income taxes                             808,908
                                                ------------   ------------
Net cash inflow from operating activities          5,263,215      2,478,598
                                                ------------   ------------
FINANCING ACTIVITIES:
Borrowing on bank lines-of-credit                    500,000
Principal payments on notes and loans payable
  and bank lines-of-credit                        (2,207,433)    (2,454,803)
                                                ------------   ------------
Net cash outflow from financing activities        (1,707,433)    (2,454,803)
                                                ------------   ------------
INVESTING ACTIVITIES:
Capital expenditures                              (2,565,695)    (1,280,757)
Proceeds from sales of assets                        665,057        907,867
                                                ------------   ------------
Net cash outflow from investing activities        (1,900,638)      (372,890)
                                                ------------   ------------
NET CASH INFLOW (OUTFLOW) FROM ALL ACTIVITIES      1,655,144       (349,095)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD        2,625,783      4,432,739
                                                ------------   ------------
CASH AND EQUIVALENTS AT END OF PERIOD           $  4,280,927   $  4,083,644
                                                ============   ============

See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

                                                 For the Six Months Ended
                                                ___________________________

                                                 January 31,    January 31,
                                                    1995           1994
                                                    ____           ____
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND
  NON-CASH INVESTING AND FINANCING ACTIVITIES:


Cash paid during the period for:
  Interest                                      $    961,573   $    881,029
  Income taxes                                       660,025        522,632

Property and equipment acquired and financed
  with short-term notes payable                 $     31,286   $    204,521

Property and equipment acquired and included
  in accounts payable                                          $  1,711,497




See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited


1. The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. ("Dycom" or the "Company") as of January 31, 1995 and July 31, 1994, the related condensed consolidated statements of operations for the three and six months ended January 31, 1995 and 1994 and the condensed consolidated statements of cash flows for the six months ended January 31, 1995 and 1994 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the six months ended January 31, 1995 are not necessarily indicative of the results which may be expected for the entire year.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION-- The condensed consolidated financial statements include Dycom Industries, Inc. and its subsidiaries, all of which are wholly-owned. The Company's operations consist primarily of telecommunications and utility services contracting. All material intercompany accounts and transactions have been eliminated.

REVENUE-- Income on long-term contracts is recognized on the percentage-of-completion method based primarily on the ratio of contract costs incurred to date to total estimated contract costs. As some of these contracts extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts which require the revision become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. Income on short-term unit contracts is recognized as the related work is completed. Work-in-process on unit contracts is based on management's estimate of work performed but not billed.

"Costs and estimated earnings in excess of billings" represent the excess of contract revenues recognized under the percentage-of-completion method of accounting for long-term contracts and work-in-process on unit contracts over billings to date. For those contracts in which billings exceed contract revenue recognized to date, such excesses are included in the caption "Billings in excess of costs and estimated earnings".

CASH AND EQUIVALENTS-- Cash and equivalents include cash balances in excess of the daily requirements which are invested in overnight repurchase agreements, certificates of deposits, and various other financial instruments with maturities of three months or less. For purposes of the condensed consolidated statements of cash flows, the Company considers these amounts to be cash equivalents.

PROPERTY AND EQUIPMENT-- Property and equipment are stated at cost, reduced in certain cases by valuation reserves. Depreciation and amortization are computed over the estimated useful life of the assets utilizing the straight-line method. The estimated useful lives of the assets are: buildings--20-31 years; leasehold improvements--the term of the respective lease or the estimated useful life of the improvement, whichever is shorter; vehicles--3-7 years; equipment and machinery--3-10 years; and furniture and fixtures--3-10 years. Maintenance and repairs are expensed as incurred; expenditures that enhance the value of the property or extend their useful lives are capitalized. When assets are sold or retired, the cost and the accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

INTANGIBLE ASSETS-- The excess of the purchase price over the fair market value of the tangible net assets of acquired businesses (goodwill) is amortized on the straight-line method over 40 years. The appropriateness of the carrying value of intangible assets is continually reviewed and adjusted where appropriate. The ongoing assessment of intangible assets for impairment is based on the recoverability of such amounts through future operations.

Intangible assets are net of accumulated amortization of $763,639 at January 31, 1995 and $686,094 at July 31, 1994. Amortization expense for the six month periods ended January 31, 1995 and 1994 was $77,545 and $146,740, respectively. In the fourth quarter of fiscal 1994, the Company wrote off $1,286,321 of goodwill related to the termination of Prime Utility Contractors, Inc., a wholly owned subsidiary of the Company. In addition, the Company also wrote off $136,555 of intangible assets in the fourth quarter of fiscal 1994 related to the termination of the utility right-of-way maintenance activities.

SELF-INSURED CLAIMS LIABILITY-- The Company is primarily self-insured, up to certain limits, for automobile and general liability, workers' compensation,
and employee group health claims.   A liability for unpaid claims and
associated expenses, including incurred but not reported losses, is actuarially determined and reflected in the condensed consolidated financial statements as an accrued liability. The determination of such claims and expenses and the appropriateness of the liability is continually reviewed and updated.

INCOME TAXES-- The Company and its subsidiaries file a consolidated federal income tax return. Taxes on income are provided in the period in which the related transactions enter into the determination of net income. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial statement carrying value and the tax basis of the Company's existing assets and liabilities. The effect on deferred taxes of a change in tax law or rates is recognized in income in the period that includes the enactment date.

The ability to realize deferred tax assets is continuously reviewed and adjusted when appropriate. The ultimate realization of the deferred tax assets depends on the Company's ability to generate sufficient taxable income in the future. Management has determined, based on the Company's history of recent operating performance, that taxable income of the Company will more than likely not be sufficient to fully realize the net deferred tax assets. Accordingly, deferred tax assets are net of a valuation allowance of $1,737,092 at January 31, 1995 and $1,712,373 at July 31, 1994.

PER SHARE DATA-- Per common share amounts are computed on the basis of weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, using the treasury stock method. In the three and six month periods ended January 31, 1995 and 1994, stock options did not impact the per share amounts as they were either insignificant or antidilutive. The weighted-average number of shares was 8,528,990 and 8,439,115 for the three month periods ended January 31, 1995 and 1994, respectively, and 8,528,990 and 8,447,990 for the six month periods ended January 31, 1995 and 1994, respectively.

3. OPERATING DIFFICULTIES

The Company and its subsidiaries provide a range of services, under comprehensive services contracts, to large companies in the telecommunication and electric utility industries, private enterprise and governmental units. In prior years, the Company experienced significant operating difficulties resulting from work reductions in the construction industry, increased operating costs, competition from smaller contractors, loss of experienced operating personnel, as well as various legal matters, including class action and shareholder derivative lawsuits and investigations involving Company executives. These matters created a significant burden on the Company's financial resources. As a result, the Company incurred losses and declining cash flows in prior years which significantly reduced its available cash balances. These factors raise substantial doubt about the Company's ability to continue as a going concern.

As shown in the accompanying condensed consolidated financial statements, the operating results during the six months ended January 31, 1995 reflect significant improvements in operating profit margins and cash flows in comparison to the corresponding period last year. The Company has also resolved various legal matters, including the class action and shareholder derivative lawsuits. Although the Company has made progress, its viability as a going concern is dependent upon further improvement of future cash flows from operating activities, obtaining alternative sources of financing for operations and bonding facilities, and ultimately to continue operating profitably.

As discussed in Note 7, the bank modified certain of the financial covenant requirements under the bank credit agreement. At January 31, 1995, the Company was in compliance with all covenants and conditions.

4. ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following:

                                                 January 31,     July 31,
                                                    1995           1994
                                                    ____           ____
Contract billings, net of retainage             $ 12,384,122   $ 12,975,307
Retainage                                            982,002      1,246,340
Refundable income taxes                            1,091,967      1,092,375
Other receivables                                    588,755        739,427
                                                ------------   ------------
Total                                             15,046,846     16,053,449
Less allowance for doubtful accounts               1,307,287      1,167,852
                                                ------------   ------------
Accounts receivable, net                        $ 13,739,559   $ 14,885,597
                                                ============   ============

5. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying condensed consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

                                                 January 31,     July 31,
                                                    1995           1994
                                                    ____           ____
Costs incurred on contracts in progress         $ 25,128,208   $ 22,244,850
Estimated earnings thereon                           489,869        534,618
                                                ------------   ------------
                                                  25,618,077     22,779,468
Less billings to date                             20,851,121     19,265,978
                                                ------------   ------------
                                                $  4,766,956   $  3,513,490
                                                ============   ============

Included in the accompanying condensed
  consolidated balance sheets under
  the captions:
    Costs and estimated earnings in
      excess of billings                        $  4,876,280   $  3,765,931
    Billings in excess of costs and
      estimated earnings                            (109,324)      (252,441)
                                                ------------   ------------
                                                $  4,766,956   $  3,513,490
                                                ============   ============

6. PROPERTY AND EQUIPMENT

The accompanying condensed consolidated balance sheets include the following property and equipment:

                                                 January 31,     July 31,
                                                    1995           1994
                                                    ____           ____
Land                                            $  1,789,527   $  1,789,527
Buildings                                          2,313,627      2,304,730
Leasehold improvements                             1,276,268      1,209,742
Vehicles                                          21,210,096     20,852,476
Equipment and machinery                           20,935,856     20,477,127
Furniture and fixtures                             2,981,647      2,802,377
                                                ------------   ------------
Total                                             50,507,021     49,435,979
  Less accumulated depreciation and
   amortization                                   31,437,840     29,480,928
                                                ------------   ------------
Property and equipment, net                     $ 19,069,181   $ 19,955,051
                                                ============   ============

Idle assets consisting of land, office and shop facilities, and certain leasehold improvements are included in property and equipment. These assets are not currently being used and certain assets are being offered for sale. The carrying value of these assets at January 31, 1995 and July 31, 1994 was $111,000. In the opinion of management, the carrying values of these assets are not in excess of their net realizable value.

7. NOTES PAYABLE

Notes and loans payable are summarized by type of borrowings as follows:

                                                 January 31,     July 31,
                                                    1995           1994
                                                    ____           ____
Bank Credit Agreement:
   Revolving credit facility                    $  9,000,000   $  9,000,000
   Term-loan                                      10,747,190     12,461,306
   Equipment acquisition term-loans                1,145,833        962,500
Due former shareholder of acquired company                          110,000
Vehicle and equipment loans                           25,237         60,601
                                                ------------   ------------
Total                                             20,918,260     22,594,407
Less current portion                               4,225,168     22,594,407
                                                ------------   ------------
Notes payable--non-current                      $ 16,693,092   $          0
                                                ============   ============

At January 31, 1995, the Company had a bank credit agreement consisting of a $10.7 million term-loan, a $9.0 million revolving credit facility, a $9.8 million standby letter of credit facility, and a $3.0 million capital equipment acquisition facility of which $1.9 million was available and
unused.   Substantially all of the Company's assets are pledged as
collateral under the terms of the agreement.

In September 1994, $0.5 million was drawn against the capital equipment acquisition facility. In accordance with the bank credit agreement, the borrowing against the capital equipment acquisition facility was converted to a term-loan. The outstanding principal on the borrowing is payable quarterly through September 1997. Quarterly principal payments of $41,667 began in December 1994.

At January 31, 1995, the Company had $8.8 million outstanding standby letters of credit issued as security to the Company's insurance administrators as part of its self-insurance program. During the quarter ended January 31, 1995, the capital equipment acquisition facility and standby letter of credit facility were renewed for a period of one year expiring November 30, 1995.

The bank credit agreement contains provisions regarding minimum working capital, tangible net worth, debt-to-equity ratios and certain other financial covenants. The credit agreement also restricts the payment of cash dividends until the term-loan is reduced to $5.0 million; thereafter cash dividends are limited to 33 1/3 percent of earnings available for distribution as dividends. At July 31, 1994, the Company was required to classify the outstanding borrowings under the bank credit agreement as a current liability. This classification resulted from the likelihood of the Company violating certain of its financial covenants within the subsequent
twelve months.   The Company requested modifications of these  existing
financial covenant requirements going forward, and on December 14, 1994 the bank granted the modifications. Although there can be no assurances, management believes it is more likely than not that the Company will remain in compliance with the modified covenant requirements within the next twelve months. As a result, the Company is no longer required to classify the outstanding borrowings under the bank credit agreement as a current liability. At January 31, 1995, the Company was in compliance with all covenants and conditions.

The amount shown in the above table as due former stockholder of an acquired company resulted from the repurchase of the stockholder's stock upon his retirement. This arrangement was an existing arrangement made by a subsidiary prior to Dycom's acquisition of the subsidiary. The stock payment was payable at $110,000 per year plus interest at 10% and expired in the quarter ended October 31, 1994.

A subsidiary of the Company has loans outstanding secured by equipment with a net book value on January 31, 1995 of $30,138. The loans are payable in monthly installments.

The interest on the term-loan and the revolving credit facility is at the bank's prime rate plus one-half percent (9.00% at January 31, 1995). The interest on the equipment acquisition term-loans is at the bank's prime rate plus three-quarters of one percent (9.25% at January 31, 1995). Interest costs incurred on notes payable, all of which were expensed, for the six month periods ended January 31, 1995 and 1994 were $948,138 and $853,935 respectively. Such amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.


8. COMMITMENTS AND CONTINGENCIES

On June 25, 1991, a class action was filed in the United States District Court for the Southern District of Florida, West Palm Beach Division, by several shareholders of the Company alleging that the Company and certain of its then directors and officers, violated Section 10(b) of the Securities and Exchange Act of 1934 and made negligent misrepresentations by disseminating public statements that included misrepresentations and taking other actions which operated as a fraud and deceit upon the plaintiffs and other class members. The Company filed its answer, denying all material allegations of the plaintiffs' claims.

In August 1994, counsel for the parties and counsel for the Company's insurance carrier, completed execution of a Stipulation of Settlement to settle this matter. The Stipulation of Settlement provided for the creation of a $4.0 million settlement fund out of which all class claims and plaintiff's attorney fees will be paid. In fiscal 1993, the Company recorded a liability of $600,000 related to the settlement. Prior to July 31, 1994, the Company paid $600,000 into escrow for the settlement fund, with the balance of the settlement fund provided by the Company's insurance carrier. On December 6, 1994, the Court entered a final order approving the settlement, dismissing all claims with prejudice.

On July 31, 1992, a derivative complaint was filed by a shareholder, Mr. Milton Gerber, in the Circuit Court of Palm Beach County, Florida, naming as defendants certain of the Company's then directors and officers. The Company was named as a nominal defendant. The Complaint alleged that the individual defendants, as the case may be, breached their fiduciary duties by participation in mismanagement, violations of federal and state securities laws, theft, and waste of corporate assets. The complaint also alleged that due to the defendants' failure to disclose the alleged mismanagement, theft, and waste of corporate assets, the Company's reported earnings were materially misleading, again allegedly in breach of certain defendants' fiduciary duties.

In September 1994, the parties executed a settlement agreement to resolve this action. The settlement agreement provided for certain therapeutic changes in the Company's corporate governance, but did not require any additional payment of monies other than the cash settlement provided for in the context of the class action Stipulation of Settlement. On December 9, 1994, the Court entered a final order, approving the settlement and dismissing this action with prejudice.

By letter dated March 26, 1992, J. Dennis Faucher, Esquire, on behalf of Mr.
H. Haskell Lurie, a Company shareholder, demanded that the Company undertake an investigation into whether certain members of the Board of Directors breached their fiduciary duties in connection with Burnup & Sims Inc.'s stated intention to propose a merger with the Company and by participation in the alleged mismanagement of the Company, which Mr. Faucher claims led to the then pending shareholder class action and an SEC investigation (the SEC closed the investigation in which no action against the Company was recommended). A Special Committee of the Board of Directors was appointed to investigate the matters raised by Mr. Faucher's demand. The Company believes that this matter has now been concluded as a result of the settlement reached in the class action and derivative complaint.

On March 1993, a complaint was filed in the United States District Court for the Northern District of Alabama by BellSouth Telecommunications, Inc. ("BellSouth") against Star Construction, Inc. ("Star"), a subsidiary of the Company. The complaint alleged that the defendant, in conjunction with its employees and subcontractors, breached its contract with the plaintiff, committed fraudulent misrepresentations and violated 18 U.S.C.
Section 1961 et.seq. All claims arose out of Star's allegedly defective performance under a comprehensive services contract, which expired on October 31, 1991. Before the complaint was filed in the matter, the Company received notice of BellSouth's claim. As a result, the Company recorded a liability for $1.2 million in the fiscal year ended July 31, 1992.

During the quarter ended January 31, 1995, a final settlement was reached in the BellSouth v. Star litigation. The settlement provides for the payment of $750,000 to BellSouth by Star. As of the quarter ended January 31, 1995 $375,000 of the settlement monies had been paid, the remaining payment of $375,000 was made on March 3, 1995. The favorable settlement in this matter resulted in a $450,000 reversal of the previously accrued liability.

In the normal course of business, certain subsidiaries of the Company have pending and unasserted claims. Although the ultimate resolution and liability of these claims cannot be determined, management believes the final disposition of these claims will not have a material adverse impact on the Company's consolidated financial condition or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated financial condition and results of operations. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Liquidity and Capital Resources

The Company's sources of funds are generated from operations, proceeds from the sale of idle real property and equipment and its available borrowing capabilities under the current bank credit agreement. Net cash flow increased significantly during the six months ended January 31, 1995 in comparison to the same period last year. This increase was primarily attributable to a $2.8 million increase in cash flow from operations for the six month period ended January 31, 1995. In addition, the Company made a draw against the capital equipment acquisition facility of $0.5 million during the six months ended January 31, 1995. Funds generated internally are the Company's primary source of liquidity.

Working capital at January 31, 1995 increased $20.5 million from a deficit position of $13.5 million at July 31, 1994, to $7.0 million. At July 31, 1994, the Company was required to classify the outstanding borrowings under the bank credit agreement as a current liability as discussed below. The improvement in working capital is principally the result of reclassifying a portion of the Company's outstanding debt balance to a non-current liability.

The Company's sources of funds provided for capital expenditures of $2.6 million during the six month period ended January 31, 1995. These capital expenditures resulted from both the normal replacement of equipment and the additional investment of equipment related to the start-up of new comprehensive services contracts in the telecommunication services group. Aside from these capital expenditures, the Company financed approximately $2.1 million of equipment under various noncancelable operating leases.

At January 31, 1995, the Company had outstanding borrowings under a term-loan of $10.7 million, equipment acquisition term-loans aggregating $1.1 million and a revolving credit facility of $9.0 million. Interest on the term-loan and revolving credit facility is at the bank's prime rate plus one-half percent (9.00% at January 31, 1995). The interest on the equipment acquisition term-loans is at the bank's prime rate plus three-quarters of one percent (9.25% at January 31, 1995). During the six month period ended January 31, 1995, the Company reduced its outstanding debt balance by $2.2 million, which included a $0.2 million prepayment of the term-loan principal utilizing the proceeds received from the sale of
certain real property and equipment.   Substantially all of the Company's
assets are pledged as collateral in support of these facilities.

In addition, the Company has available a $9.8 million standby letter of credit facility and a $3.0 million capital equipment acquisition facility of which $1.9 million is available and unused at January 31, 1995. The standby letter of credit facility is issued as security to the Company's insurance administrators as part of its self-insurance program. The Company had outstanding standby letters of credit of $8.8 million against the standby letter of credit facility at January 31, 1995. During the quarter ended January 31, 1995, both facilities were renewed for a period of one year expiring November 30, 1995.

The bank credit agreement contains provisions regarding minimum working capital, tangible net worth, debt-to-equity ratios and certain other financial covenants. At July 31, 1994, the Company was required to classify the outstanding borrowings under the bank credit agreement as a current liability. This classification resulted from the likelihood of the Company violating certain of its financial covenants within the subsequent twelve months. During the quarter ended January 31, 1995 the bank modified the financial covenant requirements going forward. Although there can be no assurances, management believes it is more likely than not that the Company will remain in compliance with the modified covenant requirements within the next twelve months. As a result, the Company is no longer required to classify the outstanding borrowings under the bank credit agreement as a current liability. At January 31, 1995, the Company was in compliance with all covenants and conditions.

Cash flow generated from operations has shown significant improvement in comparison to last year. In the near term, cash flow generated from operations will continue to be the Company's primary source of funds as available borrowing capabilities under the bank credit agreement are limited. The Company anticipates these available sources of funds and its existing cash balances will be sufficient to meet its financial obligations, including the scheduled debt payments under the bank credit agreement and operating lease commitments, and will support the Company's normal replacement of equipment at its current level of business. However, the Company may not be able to take advantage of opportunities that would require substantial investment. The Company's viability as a going concern is dependent upon further improvement of cash flows from operations, obtaining alternative sources of financing for operations and bonding facilities, and ultimately to continue operating profitably.

No dividends have been paid during the six month period ended January 31, 1995, and no dividends are expected to be declared and paid in the foreseeable future. The Board will determine future dividend policies based on financial condition, profitability, cash flow, capital requirements and business outlook, as well as other factors relevant at the time.

Results of Operations

The Company has recorded earnings per common share of $0.13 and $0.24 for the three and six month periods ended January 31, 1995, respectively, in comparison to a loss per common share of $0.51 and $0.57, respectively, for the corresponding periods last year. The results of operations for the three and six month periods ended January 31, 1995 were achieved through improved pricing and volume and as a result of the Company's efforts to increase operating efficiencies and productivity.

Contract revenues for the quarter ended January 31, 1995 increased 24.0% to $33.5 million, as compared to $27.0 million for the same quarter last year. For the six month period ended January 31, 1995 contract revenues of $69.7 million increased 18.3% from the $59.0 million reported in the corresponding period last year. Contract revenues from the telecommunications services and utility line locating services groups increased 34.7% to $31.2 million and 31.1% to $63.9 for the quarter and six month periods ended January 31, 1995, respectively. The electrical services group contract revenues decreased $1.6 million to $2.3 million and $4.4 million to $5.8 million for the quarter and six month periods ended January 31, 1995, respectively.

The increase in contract revenues from the telecommunications services and utility line locating services groups was primarily attributable to improved pricing and volume realized on multi-year comprehensive services contracts within the telecommunications services group. During the three and six month periods ended January 31, 1994, the telecommunications services group experienced lower volumes primarily as a result of prolonged severe weather conditions. The electrical services group continues to experience lower contract revenues as a result of lower volumes on existing contracts, difficulty in meeting bonding requirements and the decision in fiscal 1994 to terminate the Company's business interest in the governmental electrical contracting activities. The Company's ability to meet the bid and performance bond requirements and success in bidding on future contracts are key factors affecting the future revenue growth of the Company.

The contract revenue mix between telecommunications services, utility line locating services and electrical services over recent years has reflected a steady increase in contract revenues from the telecommunication services group offset by a decline in the electrical services group as discussed above. The increase in contract revenues from the telecommunication services group is primarily attributable to multi-year comprehensive services contracts which at the three and six month periods ended January 31, 1995 represented 71% and 70% of total contract revenues, respectively. For the quarter ended January 31, 1995 the contract revenue mix between telecommunication services, utility line locating services and electrical services was 84%, 9%, and 7% of total contract revenues, respectively, and 82%, 10%, and 8% of total contract revenues, respectively, for the six month period ended January 31, 1995.

The Company's backlog of uncompleted work at January 31, 1995 was $203 million as compared to $197 million at January 31, 1994. Contracts awarded during the quarter ended January 31, 1995 include the renewal of two significant multi-year telecommunications comprehensive services contracts with a combined value of $46 million.

The Company's costs and operating expenses may be affected by a number of factors including contract volumes, character of services rendered, work locations, competition, and changes in productivity. Costs of earned revenues, excluding depreciation, were 82% and 94% of contract revenues for the quarters ended January 31, 1995 and 1994, respectively, and 81% and 89% of contract revenues for the six month periods ended January 31, 1995 and 1994, respectively. Cost of earned revenues decreased as a percentage of contract revenues as a result of improved operating efficiencies and productivity, and the cancellation of less profitable contracts during fiscal 1994. In addition, as a result of the favorable settlement of a lawsuit, the Company reversed $450,000 of a previously accrued liability during the quarter ended January 31, 1995.

General and administrative expenses decreased 7.9% for the quarter ended January 31, 1995 to $3.5 million as compared to $3.8 million for the same quarter last year. For the six month period ended January 31, 1995 general and administrative expenses decreased 5.7% to $7.0 million as compared to $7.4 million for the corresponding period last year. These decreases are primarily attributable to lower professional and legal fees, general insurance and other general expenses. The decline in general and administrative expenses in both periods was partially offset by increases in the provision for doubtful accounts.

Intangible asset amortization expense of $38,772 and $77,545 for the three and six month periods ended January 31, 1995 decreased 47% as compared to the corresponding periods last year. The lower expense resulted from the Company's decision to write-off certain intangible assets during the fourth quarter of fiscal 1994.

The variance from the statutory income tax rates is due primarily to the non-deductible expenses for tax purposes arising principally from prior acquisitions. The lower effective rate for the three months ended January 31, 1995 was due to a reversal of a deferred tax asset for which a deferred benefit had not been previously recognized. Deferred tax assets are net of a valuation allowance of $1,737,092 at January 31, 1995 and $1,712,373 at July 31, 1995.

A final settlement has been reached in the BellSouth v. Star lawsuit. The settlement provides for the payment of $750,000 to BellSouth by Star. A $1.2 million provision for the litigation was recorded in the fiscal year ended July 31, 1992. During the quarter ended January 31, 1995 the Company reversed $450,000 of the previously recorded accrued liability.

PART II. OTHER INFORMATION
__________________________

Item 1. Legal Proceedings

The information concerning legal proceedings is hereby incorporated by reference from Note 8, Commitments and Contingencies, to the condensed consolidated financial statements included in Part I hereof.


Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on November 28, 1994 to consider and take action on the election of one director to the Company's Board of Directors.

The Company's nominee, Mr. Ronald P. Younkin was elected. Mr. Younkin received 6,640,528 votes for and 122,485 against. The directors whose terms continued after the annual meeting are: Messrs. Walter L. Revell, Ronald L. Roseman, Louis W. Adams, Jr., and Thomas R. Pledger.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibits furnished pursuant to the requirements of Form 10-Q:

                        See Exhibit Index on Page 21.

(b) Reports On Form 8-K

No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended January 31, 1995.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                DYCOM INDUSTRIES, INC.

                                                Registrant



Date:  March 16, 1995                           /s/ Thomas R. Pledger
       ______________                           ____________________________

                                                Thomas R. Pledger
                                                Chairman and Chief Executive
                                                Officer






Date:  March 16, 1995                           /s/ Ronald L. Roseman
       ______________                           ____________________________

                                                Ronald L. Roseman
                                                President and Chief
                                                Operating Officer






Date:  March 16, 1995                           /s/ Douglas J. Betlach
       ______________                           ____________________________

                                                Douglas J. Betlach
                                                Vice President and Chief
                                                Financial Officer


                                EXHIBIT INDEX

       Number                    Description
       ______                    ___________
       (27)            Financial Data Schedule

       (99)(I)         Third Modification of Credit Agreement
                       and Consent by Guarantors as of
                       November 30, 1994, to Credit Agreement
                       dated as of April 28, 1993 between
                       Dycom Industries, Inc. and First Union
                       National Bank of Florida.













































