Form 10-Q
period 1995-04-30
DYCOM INDUSTRIES INC
filed 1995-06-13
CIK 67215

                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-Q

(Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1995

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

               Class                Outstanding as of June 6, 1995
               _____                ________________________________

               Common                            8,543,990

                            DYCOM INDUSTRIES, INC.

                                     INDEX

                                                            Page No.
                                                            ________
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets-
            April 30, 1995 and July 31, 1994                   3

          Condensed Consolidated Statements of
            Operations for the Three Months Ended
            April 30, 1995 and 1994                            4

          Condensed Consolidated Statements of
            Operations for the Nine Months Ended
            April 30, 1995 and 1994                            5

          Condensed Consolidated Statements of
            Cash Flows for the Nine Months Ended
            April 30, 1995 and 1994                           6-7

          Notes to Condensed Consolidated
            Financial Statements                              8-13

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                    14-17


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                    18

  Item 6. Exhibits and Reports on Form 8-K                     18


SIGNATURES                                                     19

EXHIBIT INDEX                                                  20

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                  April 30,       July 31,
                                                    1995            1994
                                                    ____            ____
ASSETS
CURRENT ASSETS:
Cash and equivalents                            $  4,314,363   $  2,625,783
Accounts receivable, net                          15,055,776     14,885,597
Costs and estimated earnings in
  excess of billings                               5,152,854      3,765,931
Deferred tax assets, net                             215,503        613,402
Other current assets                               1,357,468      1,263,604
                                                ------------   ------------
Total current assets                              26,095,964     23,154,317
                                                ------------   ------------
PROPERTY AND EQUIPMENT, net                       19,488,874     19,955,051
                                                ------------   ------------
OTHER ASSETS:
Intangible assets, net                             5,033,306      5,149,623
Other                                                254,408        440,347
                                                ------------   ------------
Total other assets                                 5,287,714      5,589,970
                                                ------------   ------------
TOTAL                                           $ 50,872,552   $ 48,699,338
                                                ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                $  4,806,605   $  4,730,378
Notes payable                                      4,793,421     22,594,407
Billings in excess of costs and
  estimated earnings                                  40,300        252,441
Accrued self-insured claims                        2,103,121      2,388,642
Income taxes payable                                 616,594
Other accrued liabilities                          5,759,744      6,660,198
                                                ------------   ------------
Total current liabilities                         18,119,785     36,626,066
NOTES PAYABLE                                     16,155,280
ACCRUED SELF-INSURED CLAIMS                        6,746,092      5,136,730
DEFERRED TAX LIABILITIES                                            227,647
                                                ------------   ------------
Total liabilities                                 41,021,157     41,990,443
                                                ------------   ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, par value $.33 1/3 per share:
  50,000,000 shares authorized; 8,543,990
  and 8,528,990 shares issued and
  outstanding, respectively                        2,847,997      2,842,997
Additional paid-in capital                        24,293,308     24,253,309
Retained deficit                                 (17,289,910)   (20,387,411)
                                                ------------   ------------
Total stockholders' equity                         9,851,395      6,708,895
                                                ------------   ------------
TOTAL                                           $ 50,872,552   $ 48,699,338
                                                =============  ============
See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                 For the Three Months Ended
                                                ___________________________


                                                  April 30,      April 30,
                                                    1995           1994
                                                    ____           ____
REVENUES:
Contract revenues earned                        $ 35,880,085   $ 30,745,126
Other, net                                           648,252        775,308
                                                ------------   ------------
Total                                             36,528,337     31,520,434
                                                ------------   ------------
EXPENSES:
Costs of earned revenues
 excluding depreciation                           29,758,702     25,464,726
General and administrative                         3,407,562      3,890,777
Depreciation and amortization                      1,354,643      1,783,110
                                                ------------   ------------
Total                                             34,520,907     31,138,613
                                                ------------   ------------
INCOME BEFORE INCOME TAXES                         2,007,430        381,821
                                                ------------   ------------
PROVISION (BENEFIT) FOR INCOME TAXES:
Current                                              785,876        (33,924)
Deferred                                             170,252        117,957
                                                ------------   ------------
Total                                                956,128         84,033
                                                ------------   ------------

NET INCOME                                      $  1,051,302   $    297,788
                                                ============   ============


EARNINGS PER COMMON SHARE                             $ 0.12         $ 0.03
                                                      ======         ======


See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                 For the Nine Months Ended
                                                ___________________________


                                                  April 30,      April 30,
                                                    1995           1994
                                                    ____           ____
REVENUES:
Contract revenues earned                        $105,607,532   $ 89,710,703
Other, net                                         1,136,287        818,739
                                                ------------   ------------
Total                                            106,743,819     90,529,442
                                                ------------   ------------
EXPENSES:
Costs of earned revenues
 excluding depreciation                           86,451,747     78,191,700
General and administrative                        10,423,662     11,329,708
Depreciation and amortization                      4,461,447      5,418,907
                                                ------------   ------------
Total                                            101,336,856     94,940,315
                                                ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES                  5,406,963     (4,410,873)
                                                ------------   ------------
PROVISION (BENEFIT) FOR INCOME TAXES:
Current                                            2,139,210       (968,826)
Deferred                                             170,252      1,086,253
                                                ------------   ------------
Total                                              2,309,462        117,427
                                                ------------   ------------

NET INCOME (LOSS)                               $  3,097,501   $ (4,528,300)
                                                ============   ============


EARNINGS (LOSS) PER COMMON SHARE                      $ 0.36         $(0.54)
                                                      ======         ======


See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                 For the Nine Months Ended
                                                ___________________________


                                                  April 30,      April 30,
                                                    1995           1994
                                                    ____           ____
Increase (Decrease) in Cash and equivalents from:

OPERATING ACTIVITIES:
Net income (loss)                               $  3,097,501   $ (4,528,300)
Add revenues and expenses accrued which
  did not generate or require cash:
    Depreciation and amortization                  4,461,447      5,418,907
    (Gain) loss on disposal of assets               (745,390)      (155,695)
    Deferred income taxes                            170,252      1,086,253
    Deferred compensation                                           225,000
Changes in assets and liabilities:
    Accounts receivable, net                        (170,179)       785,891
    Unbilled revenues, net                        (1,599,064)    (2,154,951)
    Other current assets                             (93,864)      (167,340)
    Other assets                                     185,939       (278,606)
    Accounts payable                                  76,227        849,495
    Accrued self-insured claims and
      other liabilities                              416,073      1,012,270
    Accrued income taxes                             616,594
                                                ------------   ------------
Net cash inflow from operating activities          6,415,536      2,092,924
                                                ------------   ------------
FINANCING ACTIVITIES:
Borrowing on bank lines-of-credit                  1,350,000      1,100,000
Principal payments on notes and loans payable
  and bank lines-of-credit                        (3,141,395)    (4,139,242)
Exercise of stock options                             45,000
                                                ------------   ------------
Net cash outflow from financing activities        (1,746,395)    (3,039,242)
                                                ------------   ------------
INVESTING ACTIVITIES:
Capital expenditures                              (4,913,386)    (3,522,162)
Proceeds from sales of assets                      1,932,825      2,031,118
                                                ------------   ------------
Net cash outflow from investing activities        (2,980,561)    (1,491,044)
                                                ------------   ------------
NET CASH INFLOW (OUTFLOW) FROM ALL ACTIVITIES      1,688,580     (2,437,362)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD        2,625,783      4,432,739
                                                ------------   ------------
CASH AND EQUIVALENTS AT END OF PERIOD           $  4,314,363   $  1,995,377
                                                ============   ============

See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

                                                 For the Nine Months Ended
                                                ___________________________


                                                  April 30,      April 30,
                                                    1995           1994
                                                    ____           ____
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND
  NON-CASH INVESTING AND FINANCING ACTIVITIES:


Cash paid during the period for:
  Interest                                      $  1,453,559   $  1,275,181
  Income taxes                                     1,702,804        750,447

Property and equipment acquired and
  financed with:
     Capital lease obligations                  $    153,003
     Short-term notes payable                                  $    204,521






See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited


1. The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. ("Dycom" or the "Company") as of April 30, 1995 and July 31, 1994, the related condensed consolidated statements of operations for the three and nine months ended April 30, 1995 and 1994 and the condensed consolidated statements of cash flows for the nine months ended April 30, 1995 and 1994 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the nine months ended April 30, 1995 are not necessarily indicative of the results which may be expected for the entire year.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION-- The condensed consolidated financial statements include Dycom Industries, Inc. and its subsidiaries, all of which are wholly-owned. The Company's operations consist primarily of telecommunication and utility services contracting. All material intercompany accounts and transactions have been eliminated.

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

Intangible assets are net of accumulated amortization of $802,411 at April 30, 1995 and $686,094 at July 31, 1994. Amortization expense for the nine month periods ended April 30, 1995 and 1994 was $116,317 and $220,110, respectively. In the fourth quarter of fiscal 1994, the Company wrote off $1,286,321 of goodwill related to the termination of Prime Utility Contractors, Inc., a wholly owned subsidiary of the Company. In addition, the Company also wrote off $136,555 of intangible assets in the fourth quarter of fiscal 1994 related to the termination of the utility right-of-way maintenance activities.

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

The ability to realize deferred tax assets is continuously reviewed and adjusted when appropriate. The ultimate realization of the deferred tax assets depends on the Company's ability to generate sufficient taxable income in the future. Management has determined, based on the Company's history of recent operating performance, that taxable income of the Company will more than likely not be sufficient to fully realize the net deferred tax assets. Accordingly, deferred tax assets are net of a valuation allowance of $1,768,924 at April 30, 1995 and $1,712,373 at July 31, 1994.

PER SHARE DATA-- Per common share amounts are computed on the basis of weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, using the treasury stock method. In the three and nine month periods ended April 30, 1995 and 1994, stock options did not impact the per share amounts as they were either insignificant or antidilutive. The weighted-average number of shares was 8,540,282 and 8,454,865 for the three month periods ended April 30, 1995 and 1994, respectively, and 8,532,671 and 8,461,740 for the nine month periods ended April 30, 1995 and 1994, respectively.

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

As shown in the accompanying condensed consolidated financial statements, the operating results during the nine months ended April 30, 1995 reflect significant improvements in operating profit margins and cash flows in comparison to the corresponding period last year. The Company has also resolved various legal matters, including the class action and shareholder derivative lawsuits. Although the Company has made progress, its viability as a going concern is dependent upon further improvement of future cash flows from operating activities, obtaining alternative sources of financing for operations and bonding facilities, and ultimately to continue operating profitably.


4. ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following:

                                                  April 30,      July 31,
                                                    1995           1994
                                                    ____           ____
Contract billings, net of retainage             $ 13,693,499   $ 12,975,307
Retainage                                            909,723      1,246,340
Refundable income taxes                                           1,092,375
Other receivables                                  1,655,074        739,427
                                                ------------   ------------
Total                                             16,258,296     16,053,449
Less allowance for doubtful accounts               1,202,520      1,167,852
                                                ------------   ------------
Accounts receivable, net                        $ 15,055,776   $ 14,885,597
                                                ============   ============

5. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying condensed consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

                                                  April 30,      July 31,
                                                    1995           1994
                                                    ____           ____
Costs incurred on contracts in progress         $ 27,411,987   $ 22,244,850
Estimated earnings thereon                         1,022,900        534,618
                                                ------------   ------------
                                                  28,434,887     22,779,468
Less billings to date                             23,322,333     19,265,978
                                                ------------   ------------
                                                $  5,112,554   $  3,513,490
                                                ============   ============

Included in the accompanying condensed
  consolidated balance sheets under
  the captions:
    Costs and estimated earnings in
      excess of billings                        $  5,152,854   $  3,765,931
    Billings in excess of costs and
      estimated earnings                             (40,300)      (252,441)
                                                ------------   ------------
                                                $  5,112,554   $  3,513,490
                                                ============   ============

6. PROPERTY AND EQUIPMENT

The accompanying condensed consolidated balance sheets include the following property and equipment:

                                                  April 30,      July 31,
                                                    1995           1994
                                                    ____           ____
Land                                            $  1,789,527   $  1,789,527
Buildings                                          2,313,627      2,304,730
Leasehold improvements                               735,370      1,209,742
Vehicles                                          21,718,359     20,852,476
Equipment and machinery                           19,885,686     20,477,127
Furniture and fixtures                             2,953,310      2,802,377
                                                ------------   ------------
Total                                             49,395,879     49,435,979
  Less accumulated depreciation and
   amortization                                   29,907,005     29,480,928
                                                ------------   ------------
Property and equipment, net                     $ 19,488,874   $ 19,955,051
                                                ============   ============

Idle assets consisting of land and office and shop facilities, are included in property and equipment. These assets are not currently being used and certain assets are being offered for sale. The carrying value of these assets at April 30, 1995 and July 31, 1994 was $100,550 and 112,500,
respectively. In the opinion of management, the carrying values of these assets are not in excess of their net realizable value.

7. NOTES PAYABLE

Notes and loans payable are summarized by type of borrowings as follows:

                                                  April 30,      July 31,
                                                    1995           1994
                                                    ____           ____
Bank Credit Agreement:
   Revolving credit facility                    $  9,000,000   $  9,000,000
   Term-loan                                       9,997,190     12,461,306
   Equipment acquisition term-loans                1,816,667        962,500
Due former shareholder of acquired company                          110,000
Vehicle and equipment loans                                          60,601
Capital lease obligations                            134,844
                                                ------------   ------------
Total                                             20,948,701     22,594,407
Less current portion                               4,793,421     22,594,407
                                                ------------   ------------
Notes payable--non-current                      $ 16,155,280   $          0
                                                ============   ============

At April 30, 1995, the Company had a bank credit agreement consisting of a $10.0 million term-loan, a $9.0 million revolving credit facility, a $9.8 million standby letter of credit facility, and a $3.0 million capital equipment acquisition facility of which $1.2 million was available and unused. Substantially all of the Company's assets are pledged as collateral under the terms of the agreement.

In April 1995, $0.9 million was drawn against the capital equipment acquisition facility. In accordance with the bank credit agreement, the borrowing against the capital equipment acquisition facility was converted to a term-loan. The outstanding principal on the borrowing is payable quarterly through January 1998. Quarterly principal payments of $70,833 will begin in July 1995.

At April 30, 1995, the Company had $8.8 million outstanding standby letters of credit issued as security to the Company's insurance administrators as part of its self-insurance program. The capital equipment acquisition facility and standby letter of credit facility expire November 30, 1995.

The bank credit agreement contains provisions regarding minimum working capital, tangible net worth, debt-to-equity ratios and certain other financial covenants. The credit agreement also restricts the payment of cash dividends until the term-loan is reduced to $5.0 million; thereafter cash dividends are limited to 33 1/3 percent of earnings available for distribution as dividends. At July 31, 1994, the Company was required to classify the outstanding borrowings under the bank credit agreement as a current liability. This classification resulted from the likelihood of the Company violating certain of its financial covenants within the subsequent twelve months. The Company requested modifications of these existing financial covenant requirements going forward, and on December 14, 1994 the bank granted the modifications. Although there can be no assurances, management believes it is more likely than not that the Company will remain in compliance with the modified covenant requirements within the next twelve months. As a result, the Company is no longer required to classify the outstanding borrowings under the bank credit agreement as a current liability. At April 30, 1995, the Company was in compliance with all covenants and conditions.

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

Subsidiaries of the Company have capital lease obligations. The obligations are payable in monthly installments and expire in the quarter ended April 30, 1998.

The interest on the term-loan and the revolving credit facility is at the bank's prime rate plus one-half percent (9.50% at April 30, 1995). The interest on the equipment acquisition term-loans is at the bank's prime rate plus three-quarters of one percent (9.75% at April 30, 1995). Interest costs incurred on notes payable, all of which were expensed, for the nine month periods ended April 30, 1995 and 1994 were $1,446,187 and $1,248,296, respectively. Such amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.


8.  LITIGATION SETTLEMENTS

During the quarter ended January 31, 1995, the Company settled a shareholder class action lawsuit filed in June 1991, a derivative complaint filed in July 1992 and several other related matters. The settlement of the class action resulted in the creation of a $4.0 million settlement fund out of which all class claims and plaintiff's attorney fees will be paid. In fiscal 1994, the Company paid $600,000 into escrow for the settlement fund, with the balance of the settlement fund provided by the Company's insurance
carrier.   The settlement of the derivative complaint provided for certain therapeutic changes in the Company's corporate governance, but did not require any additional payments of monies other than the cash settlement provided for in the context of the class action settlement. The Company believes that all matters related to the class action and derivative complaint have been concluded as a result of the settlement reached.

During the quarter ended January 31, 1995, a final settlement was reached in the complaint filed in March 1993 by BellSouth Telecommunications, Inc. ("BellSouth") against Star Construction, Inc. ("Star"), a subsidiary of the Company. The settlement provided for the payment of $750,000 to BellSouth by Star. The settlement monies were paid in two equal installments of $375,000 during the quarters ended April 30, 1995 and January 31, 1995, respectively. The favorable settlement in this matter resulted in a $450,000 reversal of a previously accrued liability during the quarter ended January 31, 1995.


9. COMMITMENTS AND CONTINGENCIES

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

Liquidity and Capital Resources

The Company's sources of funds are generated from operations, proceeds from the sale of idle real property and equipment and its available borrowing capabilities under the current bank credit agreement. Cash flow from operating activities increased $4.3 million to $6.4 million in comparison to the same period last year. Strong operating results during the nine months ended April 30, 1995 contributed to the Company's strengthening cash flow position. In addition, the Company made a draw against the capital equipment acquisition facility of $1.4 million and recorded $1.9 million in proceeds from the sale of certain real property and equipment. Cash flow from operating activities have been and are expected to be the Company's primary source of liquidity.

Working capital at April 30, 1995 increased $21.4 million from a deficit position of $13.5 million at July 31, 1994, to $7.9 million. At July 31, 1994, the Company was required to classify the outstanding borrowings under the bank credit agreement as a current liability as discussed below. The improvement in working capital is principally the result of reclassifying a portion of the Company's outstanding debt balance to a non-current liability.

The Company's sources of funds provided for capital expenditures of $4.9 million during the nine month period ended April 30, 1995. These capital expenditures resulted from both the normal replacement of equipment and the additional investment of equipment related to the start-up of new comprehensive services contracts in the telecommunication services group. Aside from these capital expenditures, the Company obtained approximately $3.1 million of equipment under various noncancelable operating leases.

At April 30, 1995, the Company had outstanding borrowings under a term-loan of $10.0 million, equipment acquisition term-loans aggregating $1.8 million and a revolving credit facility of $9.0 million. Interest on the term-loan and revolving credit facility is at the bank's prime rate plus one-half percent (9.50% at April 30, 1995). The interest on the equipment acquisition term-loans is at the bank's prime rate plus three-quarters of one percent (9.75% at April 30, 1995). During the nine month period ended April 30, 1995, the Company reduced its outstanding debt balance by $3.1 million, which included a $0.2 million prepayment of the term-loan principal utilizing the proceeds received from the sale of certain real property and equipment. Substantially all of the Company's assets are pledged as collateral in support of these facilities.

In addition, the Company has available a $9.8 million standby letter of credit facility and a $3.0 million capital equipment acquisition facility of which $1.2 million is available and unused at April 30, 1995. The standby letter of credit facility is issued as security to the Company's insurance administrators as part of its self-insurance program. The Company had outstanding standby letters of credit of $8.8 million against the standby letter of credit facility at April 30, 1995. Both facilities expire November 30, 1995.

The bank credit agreement contains provisions regarding minimum working capital, tangible net worth, debt-to-equity ratios and certain other financial covenants. At July 31, 1994, the Company was required to classify the outstanding borrowings under the bank credit agreement as a current liability. This classification resulted from the likelihood of the Company violating certain of its financial covenants within the subsequent twelve months. On December 14, 1994, the bank modified the financial covenant requirements going forward. Although there can be no assurances, management believes it is more likely than not that the Company will remain in compliance with the modified covenant requirements within the next twelve months. As a result, the Company is no longer required to classify the outstanding borrowings under the bank credit agreement as a current liability. At April 30, 1995, the Company was in compliance with all covenants and conditions.

In the near term, cash flow generated from operations will continue to be the Company's primary source of funds as available borrowing capabilities under the bank credit agreement are limited. The Company foresees these available sources of funds along with existing cash balances to be sufficient to meet its financial obligations, including the scheduled debt payments under the bank credit agreement and operating lease commitments, and to support the Company's normal replacement of equipment at its current level of business; however, the Company may not be able to take advantage of opportunities that would require substantial investment. The Company's viability as a going concern is dependent upon further improvement of cash flows from operations, obtaining alternative sources of financing for operations and bonding facilities, and ultimately to continue operating profitably.

No dividends have been paid during the nine month period ended April 30, 1995, and no dividends are expected to be declared and paid in the foreseeable future. The Board will determine future dividend policies based on financial condition, profitability, cash flow, capital requirements and business outlook, as well as other factors relevant at the time.

Results of Operations

The Company reported earnings per common share of $0.12 and $0.36 for the three and nine month periods ended April 30, 1995, respectively, as compared to earnings per common share of $0.03 and a loss per common share of $0.54, respectively, for the corresponding periods last year.

Contract revenues for the quarter ended April 30, 1995 increased 16.7% to $35.9 million, as compared to $30.7 million for the same quarter last year. The increase in contract revenues is primarily attributable to the increased volume experienced in telecommunication services and utility line locating services groups. The telecommunication services and utility line locating services groups contract revenue increased 17.5% to $32.8
million for the quarter.   The electrical services group contract revenue
remained relatively stable as compared to the corresponding period last year.

For the nine month period ended April 30, 1995 contract revenues of $105.6 million increased 17.7% from the $89.7 million reported in the corresponding period last year. Contract revenues from the telecommunication services and utility line locating services groups increased 26.1% to $96.7 million as a result of improved pricing and volume realized on multi-year comprehensive services contracts primarily within the telecommunication services group. In addition, during the nine months ended April 30, 1994, certain contracts had expired and the Company had canceled other less profitable contracts which resulted in lower volume. The electrical services group contract revenues decreased $4.1 million to $8.9 million for the nine month period ended April 30, 1995 as compared to the corresponding period last year. The electrical services group continues to experience lower contract revenues as a result of lower volumes on existing master contracts, difficulty in meeting bonding requirements and the decision in fiscal 1994 to terminate the Company's business interest in the governmental electrical contracting activities. The Company's ability to meet the bid and performance bond requirements and success in bidding on future contracts are key factors affecting the future revenue growth of the Company.

The contract revenue mix between telecommunication services, utility line locating services and electrical services over recent years has reflected a steady increase in contract revenues from the telecommunication services group offset by a decline in the electrical services group as discussed above. The increase in contract revenues from the telecommunication services group is primarily attributable to multi-year comprehensive services contracts which at the three and nine month periods ended April 30, 1995 represented 64% and 68% of total contract revenues, respectively. The contract revenue mix between telecommunication services, utility line locating services and electrical services was 81%, 11%, and 8% of total contract revenues, respectively, for the three and nine month period ended April 30, 1995.

The Company's backlog of uncompleted work at April 30, 1995 was $192 million as compared to $197 million at April 30, 1994 and $181 million at July 31, 1994.

Other revenue is primarily comprised of earnings on short-term investments and net gains and losses from property and equipment disposals. For the three and nine month periods ended April 30, 1995, other revenue included net gains on the disposal of idle and surplus property and equipment of $0.5 million and $0.7 million, respectively. For the three and nine month periods ended April 30, 1994, other revenue included $0.3 million from the recovery of damages received in the settlement of a breach of contract claim and a net gain of $0.2 million from the disposal of idle and surplus property and equipment.

The Company's costs and operating expenses may be affected by a number of factors including contract volumes, character of services rendered, work locations, competition, and changes in productivity. Costs of earned revenues, excluding depreciation, was 83% of contract revenues for both the quarters ended April 30, 1995 and 1994, and 82% and 87% of contract revenues for the nine month periods ended April 30, 1995 and 1994, respectively. Cost of earned revenues as a percentage of contract revenues remained relatively stable for the quarter ended April 30, 1995 as compared to the same period last year. For the nine month periods ended April 30, 1995 cost of earned revenue decreased as a percentage of contract revenues as compared to the same period last year as a result of improved operating efficiencies and productivity, and the cancellation of less profitable contracts during fiscal 1994. In addition, as a result of the favorable settlement of a lawsuit, the Company reversed $450,000 of a previously accrued liability during the quarter ended January 31, 1995.

General and administrative expenses decreased 12.4% for the quarter ended April 30, 1995 to $3.4 million as compared to $3.9 million for the same quarter last year. For the nine month period ended April 30, 1995 general and administrative expenses decreased 8.0% to $10.4 million as compared to $11.3 million for the corresponding period last year. These decreases are primarily attributable to lower professional and legal fees, general and group insurance and the absence of a provision recorded for the settlement of a lawsuit which for the quarter ended April 30, 1994 was $0.4 million. The decline in general and administrative expenses in both periods was partially offset by increases in the provision for doubtful accounts.

Intangible asset amortization expense of $38,772 and $116,317 for the three and nine month periods ended April 30, 1995 decreased 47% as compared to the corresponding periods last year. The lower expense resulted from the write-off of certain intangible assets during the fourth quarter of fiscal 1994.

The variance from the statutory income tax rates resulted primarily from the inability to recognize state income tax benefits for certain loss subsidiaries and the impact of non-deductible expenses for tax purposes. Deferred tax assets are net of a valuation allowance of $1,768,924 at April 30, 1995 and $1,712,373 at July 31, 1994.

PART II. OTHER INFORMATION
__________________________

Item 1. Legal Proceedings

The information concerning legal proceedings is hereby incorporated by reference from Note 8, Litigation Settlements, to the condensed consolidated financial statements included in Part I hereof.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibits furnished pursuant to the requirements of Form 10-Q:

                    See Exhibit Index on Page 20

(b) Reports On Form 8-K

No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended April 30, 1995.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                DYCOM INDUSTRIES, INC.

                                                Registrant



Date:  June 13, 1995                            /s/ Thomas R. Pledger
       ______________                           ____________________________

                                                Thomas R. Pledger
                                                Chairman and Chief Executive
                                                Officer






Date:  June 13, 1995                            /s/ Ronald L. Roseman
       ______________                           ____________________________

                                                Ronald L. Roseman
                                                President and Chief Operating
                                                Officer






Date:  June 13, 1995                            /s/ Douglas J. Betlach
       ______________                           ____________________________

                                                Douglas J. Betlach
                                                Vice President and Chief
                                                Financial Officer

                                EXHIBIT INDEX

       Number                    Description
       ______                    ___________
       (27)            Financial Data Schedule