Form 10-K405
period 1995-07-31
DYCOM INDUSTRIES INC
filed 1995-10-23
CIK 67215

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended July 31, 1995
                                 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _______ to _______

                    Commission File Number 0-5423
                             DYCOM INDUSTRIES, INC.
          (Exact name of registrant as specified in its charter)

         Florida                                     59-1277135
(State of incorporation)               (I.R.S. Employer Identification No.)

450 Australian Avenue South, West Palm Beach, Florida         33401
      (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (407) 659-6301

Securities registered pursuant to Section 12(b) of the Act:
Title of each class               Name of each exchange on which registered
Common Stock, par value                   New York Stock Exchange
$.331/3 per share

        Securities registered pursuant to Section 12(g) of the Act:
                                   None
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting common stock, par value $.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on October 12, 1995 was $65,189,335.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                    Outstanding as of October 12, 1995
   Common Stock, $.33 1/3                         8,549,421

The registrant's proxy statement for the Annual Meeting of Shareholders to be held on November 27, 1995 (the "Definitive Proxy Statement") to be filed with the Commission pursuant to Regulation 14A is incorporated by reference into Part III of this Form 10-K.

                                  PART I

Item 1. Business
General

The business of Dycom Industries, Inc. ("Dycom" or the "Company") consists primarily of providing a range of services to large companies in the telecommunications and electric utility industry, private enterprise, and governmental units. The services performed by Dycom can be categorized into three broad groups: telecommunication services, utility line locating services, and electrical services.

The telecommunication services performed by the Company consist primarily of installation, maintenance, and other routine services performed under comprehensive service contracts. To a lesser extent, the Company installs fiber optic and copper wire systems for local telephone and other business users. Prior to November of 1989, most of the Company's telecommunication services business consisted of installing fiber optic transmission lines for long-distance carriers which were converting their systems from copper wire. This long-distance conversion from copper to fiber optic facilities has essentially been completed. As this work declined, the Company moved into the performance of services under comprehensive service contracts. This was primarily accomplished through the acquisition of Ansco & Associates, Inc. and Star Construction, Inc. in fiscal 1990.

Contracts originate with both local telephone companies and with business users. Design work performed by the Company's telephone engineers and draftspersons is used by local telephone companies in the modernization and expansion of their telephone networks. The Company also provides services in the area of indoor plants for office buildings, commercial parks and governmental facilities, and the creation and maintenance of records.

The utility line locating services performed by the Company involve identification of the exact location of underground utilities such as water, sewer, gas, telephone, and cable television lines. These services are performed under contracts with various utility companies for the benefit of parties excavating in an area where underground utilities are located.

Electrical services performed by the Company include installing and maintaining electrical transmission and distribution lines, setting utility poles and stringing electrical lines principally above ground, and constructing substation facilities and switchyards for public utilities and, to a lesser extent, other private enterprises and governmental entities.
The work performed often involves high voltage splicing and, on occasion, the installation of underground high voltage distribution systems. The Company also services "hot lines" (energized high voltage electrical systems). In addition to new construction, the Company provides retrofitting services for obsolete and defective utility systems and subsystems, and repair and replacement of lines which are damaged or destroyed as a result of weather conditions.

Installation of sophisticated electrical systems for newly constructed buildings, additions to existing buildings, and retrofitting of obsolete and defective systems are also performed for general commercial businesses and institutions, including hospitals, prisons, sports stadiums, and military facilities.

Dycom operates primarily in the southeastern United States but maintains operations nationwide. Its operations are conducted through wholly-owned subsidiaries which function essentially as independent units. Since November 1982, the Company or its subsidiaries have made eleven acquisitions.


Contracts

A majority of the Company's revenues are generated under comprehensive service contracts. Under comprehensive service contracts, the Company generally has the exclusive right to perform specified items of work during the contract period. The customers may exclude certain work they perform
themselves and projects which exceed stipulated amounts.   However, in the
cases where a project's scope exceeds these stipulated amounts, the Company
is typically permitted to bid for these projects.   The Company may be
compensated on a unit or hourly basis or at a fixed price for services performed. Comprehensive service contracts for telephone companies, maintenance work, utility line locating services, and other service contracts are generally for terms of one-to-three years. These contracts may be extended for one-to-two additional years, but periodically they are renewed through competitive bid. In addition to comprehensive service contracts, the Company bids for other contract work. Contracts are generally awarded on the basis of a number of factors, such as price competitiveness, quality of work, on-time completion, and ability to mobilize the needed work force. The weight attributed to each factor will vary from contract-to-contract, but price is normally a major consideration.

The business of the Company is not generally seasonal but can be affected by severe weather conditions and general economic conditions. Variations in the level of utility companies' capital expenditures also affect the volume of work performed by the Company.


Customers

The operating subsidiaries obtain contracts from public and private concerns. Major customers include the Regional Bell Operating Companies, GTE, U.S. West Communications, Florida Power and Light Company, and other public and private utility companies, and various federal, state, and local governmental units.

For the years ended July 31, 1995, 1994, and 1993, approximately 42%, 41%, and 37%, respectively, of contract revenues were from Southern Bell Telephone Company; 15%, 14%, and 13%, respectively, of contract revenues were from South Central Bell Telephone Company; and 9%, 11%, and 10%, respectively, of contract revenues were from GTE.


Backlog

The backlog of work on hand at July 31, 1995 amounted to approximately $175 million, of which approximately 51% is expected to be completed within the next fiscal year. Backlog at July 31, 1994 and 1993 was $181 million and $134 million, respectively.

Competition

The telecommunication and utility services industry is highly competitive, requiring substantial resources and experienced personnel. Depending upon the size of a particular contract, competition in the bidding process varies from intense for smaller contracts to less competitive on larger, more technically complex assignments. Historically, the Company's financial resources enabled it to satisfy the requirements for bonding, technical, administrative, and financial prequalifications required in connection with certain larger projects. There are no companies controlling substantial market shares nationally in the telecommunication and utility services industry. The leading telephone and utility companies have maintained a high level of competition in the construction markets to help control capital outlays, ensure high standards of quality and workmanship, and avoid contractor dependence. Some of the Company's competitors are larger in size and have greater financial resources; however, most are smaller than the Company.


Employees

The number of employees of the Company and its subsidiaries varies according to the contracts in progress. As a matter of course, the Company maintains a nucleus of technical and managerial personnel from which it draws to supervise all projects. Other employees are added from time-to-time as needed to complete specific projects. Such employees are generally available to the Company. At July 31, 1995, the Company had approximately 1,976 employees. The Company has no collective bargaining agreements. The Company considers its relations with its employees to be good.


Materials

In many cases, the Company's customers supply most or all of the materials required for a particular contract; and the Company provides the personnel, tools, and equipment to perform the installation services. However, with respect to certain of its comprehensive telephone service contracts and electrical installation contracts, the Company may supply part or all of the materials required. In these instances, the Company is not dependent upon any one source for the products which it customarily utilizes to complete the job. The Company is not presently experiencing, nor does it anticipate experiencing, any difficulties in procuring an adequate supply of materials.



Item 2. Properties

The Company leases its 7,300 sq. ft. executive office in West Palm Beach, Florida. The Company owns an 8,000 sq. ft. office building in Phoenix, Arizona. The Company leases 13,000 sq. ft. of office and shop facilities in Greensboro, North Carolina. Other smaller office facilities are leased as required. The Company also owns combinations of office and shop facilities of 19,100 sq. ft. in Durham, North Carolina; 18,000 sq. ft. in Pinellas Park, Florida; and 9,000 sq. ft. in West Palm Beach, Florida. The Company leases combinations of office and shop facilities of 21,000 sq. ft. in Bridgeport, Connecticut; 12,500 sq. ft. in Knoxville, Tennessee; 12,000 sq. ft. in West Hartford, Connecticut; and 8,200 sq. ft. in Port Reading, New Jersey. The Company also leases or owns other combinations of office and shop facilities in various locations as necessary to enable it to effectively perform its operations under comprehensive services contracts and major specific contracts. The Company believes that its facilities are adequate for its current operations.

Item 3. Legal Proceedings

During the fiscal year ended July 31, 1995, the Company settled a shareholder class action lawsuit filed in June 1991, alleging that the Company, two of its Directors, Messrs. Pledger and Stover (who subsequently resigned from the Board of Directors), and its then Vice President/Finance, Treasurer, and Chief Financial Officer, Mr. Owens (who resigned in September
1993), violated Section 10(b) of the Securities and Exchange Act of 1934. The complaint was thereafter amended to allege manipulation of earnings and negligent misrepresentation and to seek damages arising from the purchase of the Company's stock by class members between February 26, 1990 and March 9, 1992. The settlement of the class action resulted in the creation of a $4.0 million settlement fund out of which all class claims and plaintiffs' attorneys' fees were paid. In the fiscal year ended 1994, the Company paid $600,000 into escrow for the settlement fund; and the balance of the settlement monies was paid by the Company's insurance carrier. By Order dated September 6, 1995, the Court approved distribution of the settlement monies in accordance with the settlement.

The Company also settled a shareholder's derivative action filed in July 1992 and other related matters during the fiscal year ended July 31, 1995. The derivative action named as defendants, certain directors and officers of the Company, Messrs. Pledger, Adams, Kennedy (who subsequently resigned from the Board of Directors), Roseman, Stover, Weingarten (who subsequently resigned from the Board of Directors), Younkin, Owens, and Mr. Cypherd, the former president of S.T.S., Inc., a subsidiary of the Company (Mr. Cypherd retired in July 1993). The derivative action accused the defendants of, among other things, breach of fiduciary duty, mismanagement, violations of federal and state securities laws, misstatement of reported earnings, theft, and waste of corporate assets. The settlement of the derivative complaint provided for certain therapeutic changes in the Company's corporate governance, but did not require any additional payments of monies other than the cash settlement provided for in the context of the class action settlement. The Company believes that all matters related to the class action and derivative complaint have been concluded as a result of the settlements reached.

During the fiscal year ended July 31, 1995, a final settlement was reached in the complaint filed in March 1993 by BellSouth Telecommunications, Inc. ("BellSouth") against Star Construction, Inc. ("Star"), a subsidiary of the Company. The settlement provided for the payment of $750,000 to BellSouth by Star. The settlement monies were paid in two installments of $375,000 each during the quarters ended April 30, 1995 and January 31, 1995, respectively. The Company previously recorded a liability of $1.2 million for this claim, and as such, credited operations for the excess liability at the time the claim was settled.

In connection with the BellSouth v. Star matter discussed above, Aetna Casualty & Surety Company ("Aetna") had filed a complaint in June 1994 against Star, BellSouth, Davis W. Davis and Davis Utility Construction Co. of N.C., Inc. ("Davis"). In this action Aetna sought a declaratory judgment that it has no defense or coverage obligation to Davis or Star. Aetna has agreed to voluntarily dismiss this action, with prejudice and bearing its own costs.

In the normal course of business, certain subsidiaries of the Company have pending and unasserted claims. Although the ultimate resolution and liability of these claims cannot be determined, management believes the final disposition of these claims will not have a material adverse impact on the Company's consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year covered by this report, no matters were submitted to a vote of the Company's security holders whether through the solicitation of proxies or otherwise.


                                  PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters

The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DY". The following table sets forth the range of the high and low sales prices for each quarter within the last two fiscal years as reported on the NYSE Composite Tape.

                                     Fiscal 1995         Fiscal 1994
                                     ___________         ___________

                                     High    Low         High    Low
                                     ____    ___         ____    ___
First Quarter                        $3      $2          $4      $2
Second Quarter                        4 3/8   2 1/8       4 1/8   2 3/4
Third Quarter                         4 1/4   3 1/4       3 1/8   2 1/4
Fourth Quarter                        7 1/2   3 5/8       3 1/8   2 3/8

As of October 12, 1995, there were approximately 893 record holders of the Company's $.33 1/3 par value common stock. The common stock traded at a high of $8 1/4 and a low of $6 1/8 during the period August 1, 1995 through October 12, 1995.

Dycom has not paid any cash dividends on its common stock during the last five fiscal years. For further discussion of dividend policy and restrictions on the payment of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 6. Selected Financial Data

The following table sets forth certain selected financial data of the Company for the years ended July 31, 1995, 1994, 1993, 1992, and 1991. All per share amounts have been restated to reflect a three-for-two stock split by means of a stock dividend paid on August 22, 1990. This data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

                              In Thousands, Except Per Share Amounts
                              ______________________________________

                           1995      1994<F1>  1993<F1>  1992      1991
                           ____      ____      ____      ____      ____
Revenues                 $145,283  $122,492   $136,941  $134,253  $149,417
Net income (loss)           4,433    (7,777)   (31,508)   (4,573    (1,691)
Earnings (loss)
 per share                   0.52     (0.91)     (3.68)    (0.54)    (0.19)
Total assets               51,793    48,699     60,178    94,845    96,683
Long-term obligations      20,468     5,137<F2> 27,358    27,627    27,426
Stockholders' equity       11,187     6,709     14,186    45,270    50,231
Cash dividends per share     -0-       -0-        -0-        -0-       -0-

       <F1>
       See Note 1 to the consolidated financial statements regarding the change in accounting principle for income taxes; the years prior to 1993 have not been restated. Also, see Note 3 to the consolidated financial statements regarding the write-off of $1,423 and $24,285 of intangible assets in 1994 and 1993, respectively.

       <F2>
       See Note 7 to the consolidated financial statements regarding the classification of outstanding borrowings under the bank credit agreement as a current liability at July 31, 1994. But for the reclassification, the long-term obligation at July 31, 1994 would have been $24,011.

Financial data includes the results of operations and financial position of the following acquired companies as of the business combination date noted below:

1992: Globe Communications, Inc. and Globe Equipment
      Corporation--January 3, 1992.

1991: Ivy H. Smith Company--December 11, 1990.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated financial condition and results of operations. The discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Results of Operations

Fiscal 1995 compared to Fiscal 1994

The Company reported earnings per common share of $0.52 for the fiscal year ended July 31, 1995. This compares to a loss per common share of $0.91 for the fiscal year ended July 31, 1994. Contract revenues in fiscal 1995 were $143.9 million or 18.5% higher than the contract revenues recorded in fiscal 1994. The increase in contract revenue is primarily attributable to the increased volume experienced in the telecommunication services and utility line locating services groups.

The telecommunications services and utility line locating services groups contract revenue increased 25.6% or $27.0 million for the fiscal year ended July 31, 1995. Contract revenues from the telecommunication services and utility line locating services groups increased as a result of improved pricing and volume realized on multi-year comprehensive services contracts. The electrical services group contract revenue decreased 28.7% or $4.5 million for the fiscal year ended July 31, 1995. The electrical services group experienced lower contract revenues as a result of lower volume on existing master contracts and the decision in fiscal 1994 to terminate the Company's business interest in the governmental electrical contracting activities. The Company's success in bidding on future contracts is a key factor affecting the future revenue growth of the Company.

The contract revenue mix between telecommunication services, utility line locating services, and electrical services over recent years has reflected a steady increase in contract revenues from the telecommunication services group, offset by a decline in the electrical services group as discussed above. The increase in contract revenues from the telecommunication services group is primarily attributable to multi-year comprehensive services contracts which at July 31, 1995 and July 31, 1994 represented 68% and 66%, respectively, of total contract revenues. The contract revenue mix between telecommunication services, utility line locating services, and electrical services for the fiscal year ended July 31, 1995 was 82%, 10%, and 8%, respectively, and 78%, 9%, and 13%, respectively, for the fiscal year ended July 31, 1994.

The Company's backlog of uncompleted work at July 31, 1995 was $175 million as compared to $181 million at July 31, 1994. During fiscal 1995, the Company was awarded various multi-year comprehensive services contracts totaling approximately $71 million in the telecommunication services group.

Other revenue is primarily comprised of earnings on short-term investments and net gains and losses from property and equipment disposals. In fiscal 1995, other revenues included $0.8 million from the gains on the disposal of idle and surplus property and equipment.

The Company's costs and operating expenses generally vary depending on contract volume, character of services rendered, work locations, competition, changes in productivity, and other factors. Cost of earned revenues, excluding depreciation, were 82% and 87% of contract revenues for the fiscal years ended July 31, 1995 and 1994, respectively. The Company's prime costs of direct labor, materials, subcontractors, and equipment costs as a percentage of contract revenues remained relatively stable at 63% and 64% for the fiscal years ended July 31, 1995 and 1994, respectively. Cost of earned revenue decreased as a percentage of contract revenues as compared to fiscal 1994 due to improved operating efficiencies and productivity, and the cancellation of less profitable contracts during fiscal 1994. In addition, as a result of the favorable settlement of a lawsuit during fiscal 1995, the Company reversed $450,000 of a previously accrued $1.2 million liability.

General and administrative expenses decreased 9.4% in fiscal 1995 to $14.1 million as compared to $15.6 million in fiscal 1994. This decrease is primarily attributable to lower professional and legal fees which decreased by $0.8 million. In fiscal 1994, a $0.4 million charge was recorded for settlement of a lawsuit filed by BellSouth.

The provision for income taxes was $3.1 million in fiscal 1995 as compared to $0.3 million in fiscal 1994. The Company's effective tax rate of 41% for fiscal 1995 is the result of state income taxes, the amortization of intangible assets with no tax benefit, other non-deductible expenses for tax purposes, and the net increase in the deferred tax asset valuation allowance. In fiscal 1994, the Company's tax provision includes a deferred tax valuation allowance of $1.7 million.


Fiscal 1994 compared to Fiscal 1993

Contract revenues of $121.4 million for fiscal year 1994 reflect a decrease of $14.2 million from the amount recorded for fiscal 1993. The decrease in contract revenues was primarily attributable to lower volumes on bid work in the electrical services group. The most significant factor leading to the decrease in bid work resulted from the Company experiencing some difficulty in obtaining bid and performance bond requirements. The expiration of certain contracts and the cancellation by the Company of other less profitable contracts in the telecommunication services group also contributed to the decrease in revenues. Despite an overall decrease in the Company's revenues, the utility line locating group's revenue increased $1.9 million from fiscal 1993 as a result of obtaining several new contracts during fiscal 1994.

During fiscal 1994, the Company's revenue mix between telecommunication services, utility line locating, and electrical services was 78%, 9%, and 13%, respectively. The contract revenue mix for fiscal 1994 reflects a decrease in the electrical services group in comparison to fiscal 1993, due to the difficulty in obtaining bonding requirements as described above. In fiscal 1993, the revenue mix between telecommunication services, utility line locating, and electrical services were 73%, 7%, and 20%, respectively. The revenue earned from the multi-year comprehensive services contracts included in the telecommunication services group represents approximately 66% and 58% of total contract revenues in fiscal 1994 and 1993, respectively.

In fiscal 1994, other revenue included $0.3 million from the recovery of damages received in the settlement of a breach of contract claim and $0.2 million from gains on the disposal of idle and surplus property and equipment. In 1993, other revenue included the recovery of damages of $1.2 million in settlement of breach of contract claims.

The Company's backlog of uncompleted work at July 31, 1994 was $181 million as compared to $134 million at July 31, 1993. During fiscal 1994, the Company was awarded various multi-year comprehensive services contracts in the telecommunication services group totaling approximately $127 million of which $73 million represents successful rebids of existing contracts.

Cost of earned revenues, excluding depreciation, constituted 87% of contract revenues in fiscal 1994, and 85% in fiscal 1993. In fiscal 1994, the Company's prime costs of direct labor, materials, subcontractors, and equipment costs were 64% of contract revenues compared to 67% in fiscal 1993. The decrease in these prime costs during fiscal 1994 resulted from the Company's effort to improve operating efficiencies and increase productivity. However, increases in insurance and other indirect costs partially offset these lower prime costs. In fiscal 1993, the Company's major customers created a highly-competitive environment and placed increased emphasis on the quality of services performed under the comprehensive services contracts. Compliance with these new standards increased operating costs.

General and administrative expenses in fiscal 1994 were $15.6 million, or $5.3 million lower than fiscal 1993. The primary factors contributing to the decrease were professional and legal fees which decreased by $2.9 million and administrative salaries and related payroll costs which decreased by $1.0 million. Other general expenses also decreased, principally the provision for doubtful accounts which decreased by $0.7 million due to improved collection efforts. These decreases were partially offset by a $0.4 million charge recorded for the settlement of a lawsuit filed by BellSouth during fiscal 1994.

During fiscal 1994, the Company wrote off $1.4 million of intangible assets with no related tax benefit. Approximately, $1.3 million of the write-off relates to the acquisition of Prime Utility Contractors, Inc. ("Prime"). During the quarter ending July 31, 1994, Prime voluntarily terminated its only telecommunication services contract. Termination of the contract is the result of the Company's involvement in certain litigation matters with BellSouth in Alabama. Given the competitive environment in which the Company and its subsidiaries operate, the Company could not predict with any certainty whether Prime would be awarded service contracts in the future. The remaining intangible asset write-off of $0.1 million relates to the Company terminating certain business activities as described below.

In fiscal 1993, the Company wrote off $24.3 million of intangible assets, with no related tax benefit, relating to the acquisitions of the Ansco Group and Ivy H. Smith Company. The Company acquired these subsidiaries based on their respective earning power, experienced management team and their competitive advantages and knowledge in the telecommunications services marketplace. The operating performance of these subsidiaries, since their acquisition, was severely lower than anticipated and significant operating losses were incurred. The loss of experienced management personnel, declining backlog, increased operating costs, declining revenues, and deteriorating profit margins contributed to the negative result of these subsidiaries. In addition, the intense competitive pressures from smaller contractors and the prolonged economic recessionary effects on the telecommunication construction industry caused a major redirection in the services provided by these businesses. The Company, after an evaluation of these operating problems and concerns affecting the Ansco Group and Ivy H. Smith Company, determined that the intangible assets, primarily goodwill, were permanently impaired and would not be recoverable from future earnings of these subsidiaries.

During fiscal 1994, the Company recorded a deferred tax valuation allowance of $1.7 million to recognize that the Company may not be able to generate sufficient taxable income to realize the related deferred tax assets. The variance between the statutory tax rates and the effective tax rates resulted primarily from the impact of the deferred tax asset valuation allowance, the write-off of intangible assets without any related tax benefits, and other non-deductible expenses for tax purposes.

The Company adopted the Financial Accounting Standards Board ("FASB"), Statement of Financial Accounting Standard No. 109, "Accounting For Income Taxes", as of the beginning of fiscal year 1993. The cumulative effect on prior years of this change in accounting principle increased the net loss by $2.3 million. The prior years' financial statements have not been restated to apply the provision of Statement No. 109.

On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 (the "Act") was signed into law. The Act increased the federal tax rate to 35% for taxable income in excess of $10 million and reduced the deductibility of certain business expenses. The Act did not have a material effect on the Company's consolidated financial statements.

During fiscal 1994, the Company decided to terminate its business interest relating to the governmental electrical contracting and utility right-of-way maintenance activities. For fiscal 1994, the loss from these activities was $2.3 million, or $0.26 per share. The estimated costs of completing the existing contracts, the write-off and disposal of certain assets, and the administrative expenses required to shutdown these activities resulted in an expense of $0.6 million being recorded during fiscal 1994.

At July 31, 1994, all contracts under the traffic signal and lighting systems activities were completed. In fiscal 1993, an additional $0.9 million of costs associated with the phase-out of the traffic signal and lighting systems activities were recorded.

Subsequent to July 31, 1994, several disputes between the Company and Mr. Stover (a former Director of the Company) and affiliated parties were resolved and settled. Among other claims resolved, the settlement required the payment of $103,000 by the Company to Mr. Stover. In addition, the settlement modified the terms of the lease agreements the Company had previously entered into with Mr. Stover and affiliated parties. The modifications reduced the monthly rental payments effective January 1995 and accelerated the termination dates to be no later then June 30, 1998. As a result, the Company recorded a charge against operations of $0.6 million, including a $0.4 million reserve against certain leasehold improvements, during the quarter ended July 31, 1994.


Liquidity and Capital Resources

The Company's sources of funds were generated from operations, proceeds from the sale of idle real property and equipment, and its available borrowing capabilities under the current bank credit agreement. Cash flow from operating activities was $9.2 million in fiscal 1995, compared with $4.5 million in fiscal 1994 and $6.9 million in fiscal 1993. Strong operating results during fiscal 1995 contributed to the Company's strengthening cash flow position.

Working capital at July 31, 1995 increased $21.0 million from a deficit position of $13.5 million at July 31, 1994. At July 31, 1994, the Company was required to classify the outstanding borrowings under the bank credit agreement as a current liability as discussed below. The improvement in working capital is principally the result of reclassifying a portion of the Company's outstanding debt balance to a non-current liability.

Investing activities used $6.0 million of cash in fiscal 1995 for the normal replacement of equipment, and the additional investment in equipment related to the start-up of new comprehensive services contracts in the telecommunication services group. These investing activities were offset by proceeds of $2.6 million from the sale of certain real property and equipment. Aside from the capital expenditures, the Company obtained approximately $4.4 million of equipment under various noncancellable operating leases ranging from one-to-three years. The Company's future lease commitments are discussed in the Notes to Consolidated Financial Statements.

Cash used for financing activities in fiscal 1995 was $5.5 million, reflecting a reduction in debt, including a $1.5 million prepayment of the term-loan principal, utilizing the proceeds received from the sale of certain real property and equipment. During fiscal 1995, $1.4 million was drawn against the capital equipment acquisition facility and converted to equipment acquisition term-loans described below.

At July 31, 1995, the Company had outstanding borrowings under a term-loan of $7.9 million, equipment acquisition term-loans aggregating $1.6 million, and a revolving credit facility of $9.0 million. Interest on the term-loan and revolving credit facility is at the bank's prime rate plus one-half percent (9.25% at July 31, 1995 and 7.75% at July 31, 1994). The interest on the equipment acquisition term-loans is at the bank's prime rate plus three-quarters of one percent (9.50% at July 31, 1995 and 8.00% at July 31, 1994). The outstanding principal on the term-loan and equipment acquisition term-loans are payable quarterly through June 1997 and January 1998, respectively. The revolving credit facility is used to finance working capital and is payable in March 1998. Substantially all of the Company's assets are pledged as collateral in support of these facilities.

In addition, the Company has available a $9.8 million standby letter of credit facility and a $3.0 million capital equipment acquisition facility of which $1.4 million is available and unused at July 31, 1995. The standby letter of credit facility is issued as security to the Company's insurance administrators as part of its self-insurance program. The Company had outstanding standby letters of credit of $8.8 million against the standby letter of credit facility at July 31, 1995. Both facilities expire November 30, 1995. The Company currently intends to petition the lender for renewal of these facilities and anticipates that the renewals will be granted.

The bank credit agreement contains provisions regarding minimum working capital, tangible net worth, debt-to-equity ratios and certain other financial covenants. At July 31, 1994, the Company was required to classify the outstanding borrowings under the bank credit agreement as a current liability. This classification resulted from the likelihood of the Company violating certain of its financial covenants within the subsequent twelve months. The Company requested modification of these existing financial covenant requirements going forward and the bank granted such modifications in December 1994. Although there can be no assurances, management believes it is more likely than not that the Company will remain in compliance with the modified covenant requirements within the next twelve months. As a result, the Company is no longer required to classify the outstanding borrowings under the bank credit agreement as a current liability. At July 31, 1995, the Company was in compliance with all financial covenants and conditions of the bank credit agreement.

Cash flows generated from operating activities have been, and are expected to be the Company's primary source of funds as available borrowing capabilities under the bank credit agreement are limited. The Company foresees these available sources of funds, together with existing cash balances, to be sufficient to meet its financial obligations, including the scheduled debt payments under the bank credit agreement and operating lease commitments, and to support the Company's normal replacement of equipment at its current level of business. The Company's future operating results and cash flows may be affected by a number of factors. These factors include the Company's success in bidding on future contracts, and the Company's ability to effectively manage controllable costs.

The Board will determine future dividend policies based on financial condition, profitability, cash flow, capital requirements, and business outlook, as well as other factors relevant at the time. No cash dividends have been paid during the last five fiscal years. In addition, the Company's bank credit agreement prohibits, without prior approval of the bank, the declaration or payment of any cash dividends until the term-loan is reduced to $5.0 million; thereafter, cash dividends are limited to 331/3 percent of earnings available for distribution as dividends.


Item 8.  Financial Statements and Supplementary Data

The Registrant's consolidated financial statements and related notes and independent auditors' report follow on subsequent pages of this report.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 1995 and 1994

                                   Notes          1995            1994
ASSETS
CURRENT ASSETS:
Cash and equivalents                   1      $  4,306,675    $  2,625,783
Accounts receivable, net               4        16,330,477      14,885,597
Costs and estimated earnings in
 excess of billings                   1,5        5,223,425       3,765,931
Deferred tax assets, net              1,8          385,755         613,402
Other current assets                             1,396,201       1,263,604
                                              ------------    ------------
Total current assets                            27,642,533      23,154,317
                                              ------------    ------------

PROPERTY AND EQUIPMENT, net          1,6,7      18,802,563      19,955,051
                                              ------------    ------------
OTHER ASSETS:
Intangible assets, net                1,3        4,994,535       5,149,623
Other                                              353,227         440,347
                                              ------------    ------------
Total other assets                               5,347,762       5,589,970
                                              ------------    ------------
TOTAL                                         $ 51,792,858    $ 48,699,338
                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                              $  5,607,567    $  4,730,378
Notes payable                          7         4,955,080      22,594,407
Billings in excess of costs and
 estimated earnings                   1,5          100,951         252,441
Accrued self-insured claims            1         2,266,855       2,388,642
Income taxes payable                  1,8          621,483
Other accrued liabilities                        6,585,387       6,660,198
                                              ------------    ------------
Total current liabilities                       20,137,323      36,626,066

NOTES PAYABLE                          7        13,870,064
ACCRUED SELF-INSURED CLAIMS            1         6,598,372       5,136,730
DEFERRED TAX LIABILITIES              1,8                          227,647
                                              ------------    ------------
Total liabilities                               40,605,759      41,990,443
                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES      7,13,15,16

STOCKHOLDERS' EQUITY:               10,12,15
Common stock, par value $.33 1/3
 per share: 50,000,000 shares
 authorized; 8,543,990 and 8,528,990
 issued and outstanding, respectively            2,847,997       2,842,997
Additional paid-in capital                      24,293,309      24,253,309
Retained deficit                               (15,954,207)    (20,387,411)
                                              -------------   ------------
Total stockholders' equity                      11,187,099       6,708,895
                                              ------------    ------------
TOTAL                                         $ 51,792,858    $ 48,699,338
                                              ============    ============
See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 1995, 1994, AND 1993

                            Notes       1995        1994        1993
REVENUES:
Contract revenues earned     1,14 $143,909,874  $121,407,707  $135,572,609
Other, net                    9      1,373,242     1,084,195     1,368,780
                                  ------------  ------------  ------------
Total                              145,283,116   122,491,902   136,941,389
                                  ------------  ------------  ------------
EXPENSES:
Cost of earned revenues
 excluding depreciation            117,742,300   105,607,777   115,823,157
General and administrative   7,16   14,113,615    15,582,953    20,894,304
Depreciation and
 amortization                1,6     5,911,104     7,337,438     8,411,472
Intangible asset write-off   1,3                   1,422,876    24,285,057
                                  ------------  ------------  ------------
Total                              137,767,019   129,951,044   169,413,990
                                  ------------  ------------  ------------
INCOME (LOSS) BEFORE INCOME
 TAXES                               7,516,097    (7,459,142)  (32,472,601)
                                  ------------  ------------  ------------

PROVISION (BENEFIT) FOR
 INCOME TAXES                1,8
  Current                            3,082,893    (1,445,880)   (1,631,457)
  Deferred                                         1,763,661    (1,619,745)
                                  ------------  ------------  ------------
Total                                3,082,893       317,781    (3,251,202)
                                  ------------  ------------  ------------
INCOME (LOSS) BEFORE CUMULATIVE
 EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                4,433,204    (7,776,923)  (29,221,399)
CUMULATIVE EFFECT ON PRIOR
 YEARS OF CHANGE IN
 ACCOUNTING FOR INCOME TAXES 1,8                                 2,286,398
                                  ------------  ------------  ------------
NET INCOME (LOSS)                 $  4,433,204  $ (7,776,923) $(31,507,797)
                                  ============  ============  ============
EARNINGS (LOSS) PER COMMON
  SHARE:                      1
Earnings (Loss) before
  cumulative effect of change
  in accounting principle         $       0.52  $      (0.91) $      (3.41)
Cumulative effect on prior
  years of change in
  accounting for income
  taxes                                                              (0.27)
                                  ------------  ------------  ------------
Net income (loss) per
 common share                     $       0.52  $      (0.91) $      (3.68)
                                  ============  ============  ============


See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 31, 1995, 1994, AND 1993

                            Notes       1995         1994         1993

COMMON STOCK:
Balance at beginning of year      $  2,842,997  $  2,842,997  $  2,838,706
 Stock options exercised      12         5,000
 Shares issued for a business
  acquisition                  2                                     4,291
                                  ------------  ------------  ------------
Balance at end of year               2,847,997     2,842,997     2,842,997
                                  ------------  ------------  ------------
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year        24,253,309    24,253,309    24,133,700
 Stock options exercised      12        40,000
 Shares issued for a business
  acquisition                  2                                   119,609
                                  ------------  ------------  ------------
Balance at end of year              24,293,309    24,253,309    24,253,309
                                  ------------  ------------  ------------
RETAINED EARNINGS (DEFICIT):
Balance at beginning of year       (20,387,411)  (12,610,488)   18,897,309
 Net income (loss)                   4,433,204    (7,776,923)  (31,507,797)
                                  ------------  ------------  ------------
Balance at end of year             (15,954,207)  (20,387,411)  (12,610,488)
                                  ------------  ------------  ------------
 UNEARNED RESTRICTED STOCK
 COMPENSATION:
Balance at beginning of year                        (300,000)     (600,000)
 Amortization of deferred
  compensation                12                     300,000       300,000
                                  ------------  ------------  ------------
Balance at end of year                       0             0      (300,000)
                                  ------------  ------------  ------------

TOTAL STOCKHOLDERS' EQUITY        $ 11,187,099  $  6,708,895  $ 14,185,818
                                  ============  ============  ============

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 1995, 1994, AND 1993

                                       1995          1994         1993
Increase (Decrease) in Cash and
 Equivalents from:
OPERATING ACTIVITIES:
Net income (loss)                 $  4,433,204  $ (7,776,923) $(31,507,797)
Adjustments to reconcile net cash
 provided by operating activities:
  Cumulative effect of change in
   accounting principle                                          2,286,398
  Intangible asset write-off                       1,422,876    24,285,057
  Depreciation and amortization      5,911,104     7,337,438     8,411,472
  (Gain) loss on disposal of assets   (837,942)      225,858       952,703
  Deferred income taxes                            1,763,661    (1,619,746)
  Deferred compensation                              300,000       300,000
Changes in assets and liabilities,
 net of acquired business:
  Accounts receivable, net          (1,444,880)      852,796     2,768,456
  Unbilled revenues, net            (1,608,984)      109,120     1,087,587
  Other current assets                (132,597)      (21,165)      657,471
  Other assets                          87,120      (247,911)      100,903
  Accounts payable                     877,189        91,564       308,577
  Accrued self-insured claims
   and other liabilities             1,245,941       487,331    (1,124,513)
  Accrued income taxes                 621,483
                                  ------------  ------------  ------------
Net cash inflow from operating
  activities                         9,151,638     4,544,645     6,906,568
                                  ------------  ------------  ------------
INVESTING ACTIVITIES:
  Capital expenditures              (5,971,966)   (4,825,723)   (6,932,812)
  Proceeds from sales of assets      2,566,619     2,464,677       515,042
  Other                                                            250,358
                                  ------------  ------------  ------------
Net cash outflow from investing
  activities                        (3,405,347)   (2,361,046)   (6,167,412)
                                  ------------  ------------  ------------
FINANCING ACTIVITIES:
  Borrowings on notes payable and
   bank lines-of-credit              1,350,000     1,100,000     1,014,735
  Principal payments on notes
   payable and bank lines-of-
    credit                          (5,460,399)   (5,090,555)   (3,656,654)
  Exercise of stock options             45,000
                                  ------------  ------------  ------------
Net cash outflow from financing
  activities                        (4,065,399)   (3,990,555)   (2,641,919)
                                  ------------  ------------  ------------
NET CASH INFLOW (OUTFLOW) FROM
  ALL ACTIVITIES                     1,680,892    (1,806,956)   (1,902,763)
CASH AND EQUIVALENTS AT BEGINNING
  OF YEAR                            2,625,783     4,432,739     6,335,502
CASH AND EQUIVALENTS AT END       ------------  ------------  ------------
  OF YEAR                         $  4,306,675  $  2,625,783  $  4,432,739
                                  ============  ============  ============
See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
FOR THE YEARS ENDED JULY 31, 1995, 1994, AND 1993

                                       1995          1994         1993
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 AND NONCASH INVESTING AND FINANCING
 ACTIVITIES:

Cash paid during the period for:
 Interest                         $  1,946,918  $  1,725,832  $  1,860,545
 Income taxes                        2,749,817       762,792       805,387

Property and equipment acquired
 and financed with:
  Capital lease obligations       $    360,242
  Short-term notes payables                     $    204,521

Adjustments to prior year's
 shares issuable based on the
 net worth of an acquired company                             $    123,900





See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include Dycom Industries, Inc. ("Dycom" or the "Company") and its subsidiaries, all of which are wholly owned. The Company's operations consist primarily of telecommunication and utility services contracting. All material intercompany accounts and transactions have been eliminated.

For comparative purposes, certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation.

REVENUE -- Income on long-term contracts is recognized on the percentage-of-completion method based primarily on the ratio of contract costs incurred to date to total estimated contract costs. As some of these contracts extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which facts which require the revision become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. Income on short-term unit contracts is recognized as the related work is completed. Work-in-process on unit contracts is based on management's estimate of work performed but not billed.

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

CASH AND EQUIVALENTS -- Cash and equivalents include cash balances in excess of daily requirements which are invested in overnight repurchase agreements, certificates of deposits, and various other financial instruments having a maturity of three months or less. For purposes of the consolidated statements of cash flows, the Company considers these amounts to be cash equivalents.

PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost, reduced in certain cases by valuation reserves. Depreciation and amortization is computed over the estimated useful life of the assets utilizing the straight-line method. The estimated useful service lives of the assets are: buildings -- 20-31 years; leasehold improvements -- the term of the respective lease or the estimated useful life of the improvements, whichever is shorter; vehicles -- 3-7 years; equipment and machinery -- 3-10 years; and furniture and fixtures -- 3-10 years. Maintenance and repairs are expensed as incurred; expenditures that enhance the value of the property or extend their useful lives are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

INTANGIBLE ASSETS -- The excess of the purchase price over the fair market value of the tangible net assets of acquired businesses (goodwill) is amortized on the straight-line method over 40 years. The appropriateness of the carrying value of intangible assets is continually reviewed and adjusted where appropriate. The ongoing assessment of intangible assets for impairment is based on the recoverability of such amounts through future operations.

Amortization expense, which is comprised primarily of goodwill, was $155,088, $293,478, and $1,067,296 for the years ended July 31, 1995, 1994, and 1993, respectively. The intangible assets are net of accumulated amortization of $841,182 and $686,094 at July 31, 1995 and 1994,
respectively.

In fiscal 1994 and 1993, the Company wrote off the unamortized portion of intangible assets, primarily goodwill, related to certain acquired subsidiaries and terminated business activities totaling $1,422,876 and $24,285,057, respectively. See Note 3.

SELF-INSURED CLAIMS LIABILITY -- The Company is primarily self-insured, up to certain limits, for automobile and general liability, workers' compensation, and employee group health claims. A liability for unpaid claims and associated expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $5,072,000 and $4,905,000 at July 31, 1995 and 1994, respectively. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated.

INCOME TAXES -- The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

CHANGE IN ACCOUNTING PRINCIPLE -- The Company adopted the Financial Accounting Standards Board ("FASB"), Statement of Financial Accounting Standard No. 109, "Accounting For Income Taxes", as of the beginning of fiscal year 1993. Statement No. 109 required a change from the deferred method to the liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial statement carrying value and the tax basis of the Company's existing assets and liabilities. Under Statement No. 109, the effect on deferred taxes of a change in tax law or rates is recognized in income in the period that includes the enactment date.

The cumulative effect on prior years of this change in accounting principle increased the fiscal 1993 net loss by $2,286,398, or $0.27 per share, and is reported separately in the consolidated statements of operations.

PER SHARE DATA -- Per common share amounts are computed on the basis of weighted average shares of common stock outstanding, plus common stock equivalent shares arising from the effect of dilutive stock options, using the treasury stock method. In the years ended July 31, 1995, 1994, and 1993, stock options did not impact the per share amounts as they were either insignificant or antidilutive. The weighted average number of shares for the years ended July 31, 1995, 1994, and 1993 were 8,535,524, 8,528,990, and
8,566,648, respectively. See Note 12.


2. ACQUISITIONS

During fiscal 1993, the Company finalized the common stock consideration related to the January 2, 1992 acquisition of Globe Communications, Inc. and Globe Equipment Corporation ("GCI"). The final stock consideration resulted in an increase to property and equipment and to total stockholders' equity of $0.1 million.

3. OPERATING DIFFICULTIES AND INTANGIBLE ASSET WRITE-OFF

In prior years, the Company and its subsidiaries experienced significant operating difficulties resulting from work reductions in the construction industry, increased operating costs, increased competition from smaller contractors, loss of experienced operating personnel, as well as various legal matters including shareholder class action and derivative lawsuits and investigations involving Company executives.

Many of these operational problems and concerns affecting Dycom were also specific to the Ansco Group and Ivy H. Smith Company. The Company acquired these subsidiaries based on their respective earning power, experienced management team and their competitive advantages and knowledge in the telecommunications services marketplace. The operating performance of these subsidiaries, since their acquisition, was severely lower than anticipated and significant operating losses were incurred. The loss of experienced management personnel, declining backlog, increased operating costs, declining revenues, and deteriorating profit margins contributed to the negative results of these subsidiaries. In addition, the intense competitive pressure from smaller contractors and the prolonged economic recessionary effects on the telecommunication construction industry caused a major redirection in the services provided by these businesses. The Company, after an evaluation of these operating problems and concerns affecting the Ansco Group and Ivy H. Smith Company, determined that the intangible assets, primarily goodwill, were permanently impaired and would not be recoverable from the future earnings of these subsidiaries. As a result, the Company wrote off $24,285,057 of intangible assets, with no related tax benefit, in fiscal 1993.

In fiscal 1994, the Company wrote off $1,286,321 of goodwill, net of accumulated amortization of $152,919, related to Prime Utility Contractors, Inc. ("Prime"), a wholly-owned subsidiary of the Company. During the quarter ending July 31, 1994, Prime voluntarily terminated its only telecommunications services contract, due to Dycom's involvement in certain litigation matters with BellSouth in Alabama. Given the severity of the litigation matters and the competitive environment in which the Company and its subsidiaries operate, Dycom could not predict with any certainty whether Prime would be awarded service contracts in the future. These factors led the Company to conclude that the intangible assets related to the acquisition of Prime were permanently impaired and would not be recoverable from future earnings. In addition, the Company wrote off $136,555 of intangible assets, net of accumulated amortization of $375,495, related to certain other terminated and discontinued business activities.

As shown in the accompanying consolidated financial statements, the operating results for fiscal 1995 reflect significant improvements in contract revenues, operating profit margins, net income and operating cash flows as compared to the corresponding prior fiscal years. As discussed in Notes 7 and 16, the Company has successfully resolved all financial covenant violations of its bank credit agreement and is in compliance with all covenants at July 31, 1995 and has settled all outstanding litigation matters. Although the Company has made progress, cash flow generated from operating activities will continue to be the primary source of funds as available borrowing capabilities under the current bank credit agreement is limited. The Company anticipates that these sources of funds will be sufficient to meet its scheduled debt obligations, operating lease commitments and support the Company's current capital equipment requirements.

4. ACCOUNTS RECEIVABLE

Accounts receivable at July 31 consist of the following:

                                                1995             1994
   Contract billings                         $15,222,897      $12,975,307
   Retainage                                   1,201,454        1,246,340
   Refundable income taxes                                      1,092,375
   Other receivables                             773,704          739,427
                                             -----------      -----------
   Total                                      17,198,055       16,053,449
   Less allowance for doubtful accounts          867,578        1,167,852
                                             -----------      -----------
   Accounts receivable, net                  $16,330,477      $14,885,597
                                             ===========      ===========

5.  COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

                                                1995             1994
   Costs incurred on contracts in progress   $20,862,665      $22,244,850
   Estimated earnings thereon                    609,280          534,618
                                             -----------      -----------
                                              21,471,945       22,779,468
   Less billings to date                      16,349,471       19,265,978
                                             -----------      -----------
                                             $ 5,122,474      $ 3,513,490
                                             ===========      ===========
   Included in the accompanying
    consolidated balance sheets under
    the captions:
   Costs and estimated earnings in excess
    of billings                              $ 5,223,425      $ 3,765,931
   Billings in excess of costs and
    estimated earnings                          (100,951)        (252,441)
                                             -----------      -----------
                                             $ 5,122,474      $ 3,513,490
                                             ===========      ===========

6.  PROPERTY AND EQUIPMENT

The accompanying consolidated balance sheets include the following property and equipment:

                                                1995             1994
   Land                                      $ 1,723,527      $ 1,789,527
   Buildings                                   2,223,627        2,304,730
   Leasehold improvements                        750,955        1,209,742
   Vehicles                                   21,381,527       20,852,476
   Equipment and machinery                    19,711,023       20,477,127
   Furniture and fixtures                      2,930,467        2,802,377
                                             -----------      -----------
   Total                                      48,721,126       49,435,979
   Less accumulated depreciation and
    amortization                              29,918,563       29,480,928
                                             -----------      -----------
   Property and equipment, net               $18,802,563      $19,955,051
                                             ===========      ===========

During fiscal 1995, certain subsidiaries of the Company entered into lease arrangements accounted for as capitalized leases. The carrying value of capital leases at July 31, 1995 was $326,704, net of accumulated depreciation of $33,538. Capital leases are included as a component of equipment and machinery.

In fiscal 1994, idle assets consisting primarily of land, office and shop facilities, and certain leasehold improvements, were included in property and equipment. These assets were sold during fiscal 1995. The carrying value of idle assets at July 31, 1994 was $112,500, net of valuation reserves of $426,148. There were no idle assets held for sale at July 31, 1995.

Maintenance and repairs of property and equipment amounted to $5,015,998, $5,048,482, and $5,612,527 for the fiscal years ended July 31, 1995, 1994, and 1993, respectively.

7.  NOTES PAYABLE

Notes payable at July 31 are summarized by type of borrowing as follows:

                                                1995             1994
 Bank Credit Agreement:
  Revolving credit facility                  $ 9,000,000      $ 9,000,000
  Term-loan                                    7,948,469       12,461,306
  Equipment acquisition term-loan              1,566,667          962,500
 Capital lease obligations                       310,008
 Due former shareholder of acquired
  company                                                         110,000
 Vehicle and equipment loans                                       60,601
                                             -----------      -----------
 Total                                        18,825,144       22,594,407
 Less current portion                          4,955,080       22,594,407
                                             -----------      -----------
 Notes payable--non-current                  $13,870,064      $         0
                                             ===========      ===========

At July 31, 1995, the Company's bank credit agreement consisted of a $7.9 million term-loan, a $9.0 million revolving credit facility, a $9.8 million standby letter of credit facility, and a $3.0 million capital acquisition facility of which $1.4 million was available and unused. The bank credit agreement contains restrictions which, among other things, require maintenance of certain financial ratios and covenants, restrict encumbrance of assets and creation of indebtedness, and limit the payment of cash dividends. The bank credit agreement restricts the payment of cash dividends until the term-loan is reduced to $5.0 million; thereafter, cash dividends are limited to 33 1/3 percent of earnings available for distribution as dividends. Substantially all the Company's assets are pledged as collateral under the terms of the agreement.

The interest rate on the term-loan and the revolving credit facility is at the bank's prime rate plus one-half percent (9.25% at July 31, 1995 and 7.75% at July 31, 1994). The interest rate on the equipment acquisition term-loan is at the bank's prime rate plus three-quarters percent (9.50% at July 31, 1995 and 8.00% at July 31, 1994). Interest costs incurred on notes payable, all of which were expensed, for the years ended July 31, 1995, 1994, and 1993, were $1,981,010, $1,704,265, and $1,823,610, respectively.
Such amounts are included in the general and administrative expenses in the accompanying consolidated statements of operations.

During fiscal 1995, $1.4 million was drawn against the capital acquisition facility and in accordance with the bank credit agreement, the draws were converted to equipment acquisition term-loans. The outstanding balance of the equipment acquisition term-loans is payable quarterly through January 1998. Also during fiscal 1995, the Company prepaid $1.5 million of the term-loan principal utilizing the proceeds received from the sale of certain idle real property and equipment. Beginning September 1995, the term-loan quarterly principal payments increased to $1.0 million from $750,000. The revolving credit facility is used to finance working capital and is payable in March 1998.

At July 31, 1995, the Company had $8.8 million outstanding standby letters of credit issued as security to the Company's insurance administrators as part of its self-insurance program. Both the standby letter of credit facility and the capital acquisition facility expire in November 1995. The Company currently intends to petition the bank for renewal of these facilities and anticipates that the renewals will be granted.

At July 31, 1994, the Company was required to classify the outstanding borrowings under the bank credit agreement as a current liability in the accompanying consolidated financial statements. This classification resulted from the likelihood of the Company violating certain of its financial covenants within the subsequent twelve months. The Company requested modification of these existing financial covenants going forward and the bank granted such modifications in December 1994. As a result, the Company is no longer required to classify the outstanding borrowings under the bank credit agreement as a current liability. At July 31, 1995, the Company was in compliance with all financial covenants and conditions.

In addition to the borrowings under the bank credit agreement, certain subsidiaries have outstanding obligations under capital leases. The obligations are payable in monthly installments expiring at various dates through July 1998. At July 31, 1994, a subsidiary of the Company had loans outstanding secured by equipment with a net book value of $164,714. These loans were repaid during fiscal 1995.

The amount shown in the above table as due former shareholder of an acquired company results from the repurchase of the shareholder's stock upon his retirement. This arrangement was an existing arrangement made by a subsidiary prior to Dycom's acquisition of the subsidiary. This obligation was repaid during fiscal 1995.

The estimated aggregate annual principal repayments for notes payable for the next three years are $4,955,080 in 1996, $4,501,466 in 1997, and
$9,368,598 in 1998.


8.INCOME TAXES

The components of the provision (benefit) for income taxes are:

                                       1995          1994         1993
 Current:
   Federal                        $  2,582,918  $ (1,287,506) $ (1,638,611)
   State                               499,975      (158,374)        7,154
                                  ------------  ------------  ------------
                                     3,082,893    (1,445,880)   (1,631,457)
                                  ------------  ------------  ------------
 Deferred:
   Federal                             (74,145)     (138,875)   (1,532,153)
   State                                             190,163       (87,592)
   Valuation allowance                  74,145     1,712,373
                                  ------------  ------------  ------------
                                             0     1,763,661    (1,619,745)
                                  ------------  ------------  ------------
 Total tax provision (benefit)    $  3,082,893  $    317,781  $ (3,251,202)
                                  ============  ============  ============

As discussed in Note 1, Summary of Significant Accounting Policies, the Company adopted FASB Statement No. 109 as of the beginning of fiscal year 1993. The cumulative effect on the prior years of this change in accounting principle increased the 1993 net loss by $2,286,398 and is reported separately in the consolidated statements of operations. In addition, the effect of adoption of FASB Statement No. 109 decreased the net loss in 1993 by $1,057,058, or $0.12 per share.

The deferred tax provision (benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The deferred tax assets and liabilities at July 31 are comprised of the following:

                                       1995          1994
   Deferred tax assets:
    Self-insurance, warranty, and
     other non-deductible reserves  $ 3,610,217  $ 3,490,216
    Allowance for doubtful accounts     294,977      412,336
    Restricted stock compensation                    145,350
    Other                                 5,660       24,361
                                    -----------  -----------
                                      3,910,854    4,072,263
    Valuation allowance              (1,786,518)  (1,712,373)
                                    -----------  -----------
                                    $ 2,124,336  $ 2,359,890
                                    ===========  ===========
   Deferred tax liabilities:
    Property and equipment          $ 1,530,608  $ 1,781,225
    Unamortized acquisition costs       207,973      192,910
                                    -----------  -----------
                                    $ 1,738,581  $ 1,974,135
                                    ===========  ===========
   Net deferred tax assets          $   385,755  $   385,755
                                    ===========  ===========

A valuation allowance is provided when it is more likely then not that some portion of the deferred tax asset will not be realized. Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance recorded in the financial statements reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

The difference between the total tax provision and the amount computed by applying the statutory federal income tax rates to pre-tax income is as follows:

                                       1995          1994         1993
   Statutory rate applied to
    pre-tax income (loss)          $ 2,555,473  $ (2,536,108) $(11,040,684)
   State taxes, net of federal
    tax benefit                        329,984        20,981       (53,089)
   Amortization and write-off of
    intangible assets, with no tax
    benefit                             52,730       502,312     8,485,822
   Tax effect of non-deductible
    items, primarily purchase
    accounting adjustments              70,561        27,686      (239,124)
   Adjustment of prior years'
    accrual                                          318,848
   Valuation allowance                  74,145     1,712,373
   Deferred compensation--permanent
    difference                                       191,250
   Other items, net                                   80,439      (404,127)
                                   -----------  ------------  ------------
   Total tax provision             $ 3,082,893  $    317,781  $ (3,251,202)
                                   ===========  ============  ============

On August 10,1993, the Omnibus Budget Reconciliation Act of 1993 (the "Act") was signed into law. The Act increased the federal tax rate to 35% for taxable income in excess of $10 million and reduced the deductibility of certain business expenses. The Act did not have a material effect on the Company's consolidated financial statements.

The Internal Revenue Service has examined and closed the Company's federal income tax returns for all years through fiscal 1990. The Company has settled all assessments of additional taxes and believes that it has made adequate provision for income taxes that may become payable with respect to open tax years.


9. REVENUES--OTHER

The components of other revenues for the fiscal years ending 1995, 1994, and 1993 are as follows:

                                       1995          1994         1993
  Interest income                  $   265,931   $   315,094  $    183,936
  Gain (loss) on sale of
   fixed assets                        837,942       200,292      (192,648)
  Settlement proceeds                                250,000     1,201,669
  Miscellaneous income                 269,369       318,809       175,823
                                   -----------   -----------  ------------
  Total other revenue, net         $ 1,373,242   $ 1,084,195  $  1,368,780
                                   ===========   ===========  ============

10. CAPITAL STOCK


On June 1, 1992, the Company approved a Shareholder Rights Plan. All shareholders of record on June 15, 1992 were issued a Right for each outstanding share of the Company's common stock. Each Right entitles the holder to purchase one-half share of common stock for an exercise price of $18 subject to adjustment. The Right is exercisable only when a triggering event occurs. The triggering events, among others, are a person or group's
(1) acquisition of 20% or more of Dycom's common stock, (2) commencement of a tender offer which would result in the person or group owning 20% or more of Dycom's common stock or (3) acquisition of at least 10% of Dycom's common stock and such acquisition is determined to have effects adverse to the Company. The Company can redeem the Rights at $0.01 per Right at any time prior to ten days after a triggering event occurs.



11. EMPLOYEE BENEFIT PLAN


Effective January 1, 1995, the Company adopted The Dycom Industries, Inc. Retirement Savings Plan, a defined contribution plan that qualifies under
Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits to all employees who elect to participate. Under the plan, participating employees may defer up to 10% of their pre-tax compensation, but not more than $9,240 per calendar year. The Company's contributions to the plan are discretionary.

12. STOCK OPTION PLAN AND RESTRICTED STOCK AWARD

The Company has reserved 900,000 shares of common stock under its 1991 Incentive Stock Option Plan (the "1991 Plan") which was approved by the shareholders on November 25, 1991. The Plan provides for the granting of options to key employees until it expires in 2001. Options are granted at the fair market value on the date of grant and are exercisable over a period of up to five years. Certain of the options granted during the years ended July 31, 1995, 1994, and 1993 have lapsed as a result of certain employees terminating their employment with the Company. At July 31, 1995, 1994, and 1993, options available for grant under the 1991 Plan were 403,419 shares, 549,792 shares, and 823,560 shares, respectively.

The Company's previous Incentive Stock Option Plan (the "1981 Plan") expired on December 31, 1991. No further grants will be made under the 1981 Plan, and all outstanding options at July 31, 1995 will expire during the first quarter of fiscal 1996.

The following table summarizes the stock option transactions under the 1991 Plan and the 1981 Plan for the three years ended July 31, 1995, 1994, and 1993:

                              1991 Plan                  1981 Plan

                       Number of  Option Price    Number of  Option Price
                        Options    Per Share       Options    Per Share

                       ____________________________________________________
Options outstanding at
 July 31, 1992                                     275,903  $5.08 to 11.50

   Granted              198,800  $4.00 to 5.50
   Terminated          (122,360)                  (104,942)
   Exercised
                       ____________________________________________________
Options outstanding at
 July 31, 1993           76,440  $4.00            170,961  $9.33 to 11.50

   Granted              310,840  $2.875 to 3.875
   Terminated           (37,072)                   (76,671)
   Exercised
                       _____________________________________________________
Options outstanding at
 July 31, 1994          350,208  $2.875 to 4.00     94,290  $9.33 to 11.50

   Granted              161,300  $2.75  to 6.75
   Terminated           (14,927)                   (67,698)
   Exercised            (15,000) $3.00
                       _____________________________________________________
Options outstanding at
 July 31, 1995          481,581  $2.75  to 6.75     26,592  $10.75
                       _____________________________________________________
Exercisable options at
 July 31, 1995           92,270  $2.875 to 4.00     26,592  $10.75
                       _____________________________________________________


In addition to the stock option plans discussed above, the Company has agreements outside of the plans with the non-employee members of the Board of Directors. On January 10, 1994, the Company granted to the non-employee Directors, non-qualified options to purchase an aggregate of 60,000 shares
of common stock.   The options were granted at $3.875, the fair market value
on the date of grant, with vesting over a three year period. During fiscal 1995, 24,000 options have lapsed as a result of certain resignations from the Board of Directors. At July 31, 1995 36,000 options were outstanding of which 12,000 were exercisable.

As part of an employment agreement with a key executive of the Company, 225,000 shares of Dycom common stock were awarded to the executive on August 1, 1989. A portion of the stock award contained various restrictions as to the sale or transfer prior to July 31, 1994 when the restrictions lapsed. Compensation expense based on the value of the stock at the date of grant was amortized over the restricted period. The charge to compensation expense for each of the two years ended July 31, 1994 and 1993 was $300,000.



13. RELATED PARTY TRANSACTIONS

Several of the Company's subsidiaries lease land, office buildings, shop facilities, and other equipment from two of these subsidiaries' former owners, one of which is a former Director of the Company. Total expense under these arrangements for the years ended July 31, 1995, 1994, and 1993 was $404,767, $1,166,883, and $1,375,249, respectively. Future minimum lease payments under the leases are $502,176 in 1996, $502,176 in 1997, and $460,328 in 1998.

Subsequent to July 31, 1994, several disputes between the Company and Mr. Stover (a former Director of the Company) and affiliated parties were resolved and settled. Among other claims resolved, the settlement required the payment of $103,000 by the Company to Mr. Stover. In addition, the settlement modified the terms of the lease agreements the Company had previously entered into with Mr. Stover and affiliated parties. The modifications reduced the monthly rental payments effective January 1995 and accelerated the termination dates to be no later then June 30, 1998. As a result, the Company recorded a charge against operations of $0.6 million, including a $0.4 million reserve against certain leasehold improvements, during the year ended July 31, 1994.


14. MAJOR CUSTOMERS

The operating subsidiaries obtain contracts from both public and private concerns. For the years ended July 31, 1995, 1994, and 1993, approximately 42%, 41%, and 37%, respectively, of the contract revenues were from Southern Bell Telephone Company; 15%, 14%, and 13%, respectively, of the contract revenues were from South Central Bell Telephone Company; and 9%, 11%, and 10%, respectively, of the contract revenues were from GTE.


15. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries have operating leases covering office facilities, vehicles, and equipment which have noncancellable terms in excess of one year. During fiscal 1995 and 1994, the Company entered into numerous operating leases for vehicles and equipment. Certain of these leases contain renewal provisions and generally require the Company to pay insurance, maintenance, and other operating expenses. Total expense incurred under operating lease agreements, excluding the transactions with related parties (see Note 13), for the years ended July 31, 1995, 1994, and 1993, was $2,642,407, $1,102,641, and $447,861, respectively. The future minimum obligations under these leases are $2,471,229 in 1996, $1,391,656 in 1997, $677,924 in 1998, $319,446 in 1999, $264,771 in 2000, and $597,371
thereafter.

As part of the Ansco Group acquisition, the Company was contingently liable for additional consideration based on the cumulative earnings of the acquired companies. As of October 31, 1994, the earn-out period was complete. The Company determined that no additional consideration would be payable to the former Ansco Group shareholders. Accordingly, no liability for additional costs for the acquired companies is recorded in the accompanying consolidated financial statements.

In the normal course of business, certain subsidiaries of the Company have pending and unasserted claims. Although the ultimate resolution and liability of these claims cannot be determined, management believes the final disposition of these claims will not have a material adverse impact on the Company's consolidated financial condition or results of operations.


16. LITIGATION SETTLEMENTS

During the fiscal year ended July 31, 1995, the Company settled a shareholder class action lawsuit filed in June 1991, a derivative complaint filed in July 1992 and several other related matters. The settlement of the class action resulted in the creation of a $4.0 million settlement fund out of which all class claims and plaintiffs' attorneys' fees will be paid. In the fiscal year ended 1994, the Company paid $600,000 into escrow for the settlement fund, with the balance of the settlement fund provided by the Company's insurance carrier. The settlement of the derivative complaint provided for certain therapeutic changes in the Company's corporate governance, but did not require any additional payments of monies other than the cash settlement provided for in the context of the class action settlement. The Company believes that all matters related to the class action and derivative complaint have been concluded as a result of the settlement reached.

During the fiscal year ended July 31, 1995, a final settlement was reached in the complaint filed in March 1993 by BellSouth Telecommunications, Inc. ("BellSouth") against Star Construction, Inc. ("Star"), a subsidiary of the Company. The settlement provided for the payment of $750,000 to BellSouth by Star. The settlement monies were paid in two installments of $375,000 each during the quarters ended April 30, 1995 and January 31, 1995, respectively. The Company previously recorded a liability of $1.2 million for this claim and as such, credited operations for the excess liability at the time the claim was settled.

In connection with the BellSouth v. Star matter discussed above, Aetna Casualty & Surety Company ("Aetna") had filed a complaint in June 1994 against Star, BellSouth, Davis W. Davis and Davis Utility Construction Co. of N.C., Inc. ("Davis"). In this action Aetna sought a declaratory judgment that it has no defense or coverage obligation to Davis or Star. Aetna has agreed to voluntarily dismiss this action, with prejudice and bearing its own costs.

17. QUARTERLY FINANCIAL DATA (Unaudited)

In the opinion of management, the following unaudited quarterly data for the years ended July 31, 1995 and 1994 reflect all adjustments necessary for a statement of the results of operations. Income (loss) per share calculations for each of the quarters is based on the weighted average number of shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year income (loss) per share amount. All such adjustments are of a normal recurring nature other than as discussed below:

                                      Income                 Earnings
                                      (Loss)                  (Loss)
                                      Before         Net       Per
                                      Income        Income    Common
                         Revenues     Taxes         (Loss)    Share
     1995:
       First Quarter   $36,422,599 $ 1,948,203  $   939,227  $ 0.11
       Second Quarter   33,792,883   1,451,330    1,106,972    0.13
       Third Quarter    36,528,337   2,007,430    1,051,302    0.12
       Fourth Quarter   38,539,297   2,109,134    1,335,703    0.16

     1994:
       First Quarter   $32,017,955 $  (791,437) $  (546,140) $(0.06)
       Second Quarter   26,991,053  (4,001,257)  (4,279,948)  (0.51)
       Third Quarter    31,520,434     381,821      297,788    0.03
       Fourth Quarter   31,962,460  (3,048,269)  (3,248,623)  (0.38)

The fiscal 1995 second quarter results of operations include the favorable settlement of the lawsuit between BellSouth and Star. The Company previously recorded a liability of $1.2 million in fiscal 1992 for this lawsuit and as such, credited operations for $0.5 million representing the excess liability at the time the lawsuit was settled.

The fiscal 1994 quarterly results of operations were impacted by the Company recording provisions of $0.4 million and $0.6 million to settle certain complaints between BellSouth and Ansco in the third quarter and between Mr. Stover and affiliated parties and the Company in the fourth quarter, respectively. The Company, in the fourth quarter of fiscal 1994, wrote off $1.3 million of intangible assets, primarily goodwill, related to Prime Utility Contractors, Inc. after determining that the assets had been permanently impaired. The Company also terminated the governmental electrical contracting and utility right-of-way maintenance portion of its business and as a result, a charge of $0.6 million for the cost to complete existing contracts, disposal of certain assets, and the administrative cost to shutdown the operations was recorded in the fourth quarter. Additionally, the Company recorded a deferred tax valuation allowance of $1.0 million, $0.3 million, and $0.4 million in the second, third, and fourth quarters of 1994, respectively.

Independent Auditors' Report


Dycom Industries, Inc.

We have audited the accompanying consolidated balance sheets of Dycom Industries, Inc. and subsidiaries (the "Company") as of July 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dycom Industries, Inc. and subsidiaries at July 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 8 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes to conform with Statement of Financial
Accounting Standards No. 109.






DELOITTE & TOUCHE LLP
Certified Public Accountants
West Palm Beach, Florida
October 11, 1995

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no disagreements with accountants on accounting and financial disclosure within the meaning of Item 304 of Regulation S-K.



                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning directors and nominees of the Registrant is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

The following table sets forth certain information concerning the executive officers of the Company, all of whom serve at the pleasure of the Board of Directors.

                                                                  Executive
                                                                   Officer
     Name                 Age                Office                 Since
Thomas R. Pledger          57      Chairman and Chief Executive      1/4/84
                                   Officer

Ronald L. Roseman          58      President and Chief Operating     8/1/93
                                   Officer

Douglas J. Betlach         43      Vice President and Chief         10/6/93
                                   Financial Officer

Patricia B. Frazier        60      Corporate Secretary               1/4/84

Darline M. Richter         34      Treasurer                         2/9/93

Information concerning delinquent filing of certain Securities and Exchange Commission Reports by officers and directors of the Registrant is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.


Item 11. Executive Compensation

Information concerning executive compensation is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning the ownership of certain of the Registrant's beneficial owners and management is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.


Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:

                                                                      Page
     1.  Consolidated financial statements:

           Consolidated balance sheets at July 31, 1995 and 1994       14

           Consolidated statements of operations for the years
           ended July 31, 1995, 1994, and 1993                         15

           Consolidated statements of stockholders' equity for
           the years ended July 31, 1995, 1994, and 1993               16

           Consolidated statements of cash flows for the years
           ended July 31, 1995, 1994, and 1993                        17-18

           Notes to consolidated financial statements                 19-31

           Independent auditors' report                                32

     2.  Financial statement schedules:

          All schedules have been omitted because they are inapplicable, not required, or the information is included in the above referenced consolidated financial statements or the notes thereto.

     3.  Exhibits furnished pursuant to the requirements of Form 10-K:

           See Exhibit Index on page 37.

(b)  Reports on Form 8-K:

           No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended July 31, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYCOM INDUSTRIES, INC.

/s/  Thomas R. Pledger                                    October 19, 1995
-----------------------                                   ----------------
By:  Thomas R. Pledger                                           Date
     Chairman and Chief
     Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                       Position                    Date

/s/  Douglas J. Betlach           Vice President, Chief   October 19, 1995
-----------------------           Financial Officer, and  ----------------
                                  Principal Accounting
                                  Officer


/s/ Thomas R. Pledger             Director                October 19, 1995
-----------------------                                   ----------------


/s/ Louis W. Adams, Jr.           Director                October 18, 1995
-----------------------                                   ----------------


/s/ Walter L. Revell              Director                October 18, 1995
-----------------------                                   ----------------


/s/ Ronald L. Roseman             Director                October 18, 1995
-----------------------                                    ----------------


/s/ Ronald P. Younkin             Director                October 18, 1995
-----------------------                                   ----------------

                               EXHIBIT INDEX

          Number                   Description
          ------                   -----------

          (3)(i) Articles of Incorporation of the Company, as amended

          (3)(ii)    Bylaws of the Company, as amended

          (21)       Subsidiaries of the Company

          (23)       Independent Auditors' Consent

          (27)       Financial Data Schedule

          (99)(i)    Credit Agreement dated April 28, 1993 between
                     Dycom Industries, Inc. and First Union National
                     Bank of Florida, including the First, Second, and Third Modifications and related Consent by Guarantors dated December 13, 1993, April 7, 1994 and November 30, 1994, respectively.

          (99)(ii) Security Agreement dated as of April 28, 1993 between Dycom Industries, Inc. and First Union
                     National Bank of Florida. Similar agreements were executed by each subsidiary of Dycom.

          (99)(iii) Guaranty Agreement dated as of April 28, 1993, between Southeastern Electric Construction, Inc.
                     and First Union National Bank of Florida. Similar agreements were executed by each subsidiary of Dycom.

          (99)(iv)   Fourth Modification of Credit Agreement and
                     Consent by Guarantors as of July 31, 1995, to Credit Agreement dated as of April 28, 1993, as amended, between Dycom Industries, Inc. and First Union National Bank of Florida.
