Form 10-Q
period 1995-10-31
DYCOM INDUSTRIES INC
filed 1995-12-12
CIK 67215

                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q
(Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1995

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

Yes  X    No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding as of December 7, 1995
                  _____                 __________________________________

    Common Stock, par value $0.33 1/3                 8,551,931

                            DYCOM INDUSTRIES, INC.

                                     INDEX

                                                            Page No.
                                                            ________
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets-
            October 31, 1995 and July 31, 1995                  3

          Condensed Consolidated Statements of
            Operations for the Three Months Ended
            October 31, 1995 and 1994                           4

          Condensed Consolidated Statements of
            Cash Flows for the Three Months Ended
            October 31, 1995 and 1994                          5-6

          Notes to Condensed Consolidated
            Financial Statements                               7-11

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                     12-14


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                     15


SIGNATURES                                                     16

EXHIBIT INDEX                                                  17

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                 October 31,    July 31,
                                                    1995          1995
                                                    ____          ____
ASSETS
CURRENT ASSETS:
Cash and equivalents                            $  6,218,800   $  4,306,675
Accounts receivable, net                          12,579,133     16,330,477
Costs and estimated earnings in
  excess of billings                               6,589,468      5,223,425
Deferred tax assets                                1,006,767        385,755
Other current assets                               1,240,641      1,396,201
                                                ------------   ------------
Total current assets                              27,634,809     27,642,533
                                                ------------   ------------
PROPERTY AND EQUIPMENT, net                       18,172,910     18,802,563
                                                ------------   ------------
OTHER ASSETS:
Intangible assets, net                             4,955,762      4,994,535
Other                                                359,503        353,227
                                                ------------   ------------
Total other assets                                 5,315,265      5,347,762
                                                ------------   ------------
TOTAL                                           $ 51,122,984   $ 51,792,858
                                                ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                $  3,813,493   $  5,607,567
Notes payable                                      4,828,330      4,955,080
Billings in excess of costs and
  estimated earnings                                                100,951
Accrued self-insured claims                        2,811,291      2,266,855
Income taxes payable                               1,404,744        621,483
Other accrued liabilities                          6,675,472      6,585,387
                                                ------------   ------------
Total current liabilities                         19,533,330     20,137,323
NOTES PAYABLE                                     12,347,233     13,870,064
ACCRUED SELF-INSURED CLAIMS                        6,859,706      6,598,372
DEFERRED TAX LIABILITIES                             203,970
                                                ------------   ------------
Total liabilities                                 38,944,239     40,605,759
                                                ------------   ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, par value $.33 1/3 per share:
  50,000,000 shares authorized; 8,550,706
  and 8,543,990 shares issued and
  outstanding, respectively                        2,850,236      2,847,997
Additional paid-in capital                        24,314,078     24,293,309
Retained deficit                                 (14,985,569)   (15,954,207)
                                                ------------   ------------
Total stockholders' equity                        12,178,745     11,187,099
                                                ------------   ------------
TOTAL                                           $ 51,122,984   $ 51,792,858
                                                =============  ============
See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                 For the Three Months Ended
                                                ___________________________


                                                 October 31,    October 31,
                                                    1995           1994
                                                    ____           ____
REVENUES:
Contract revenues earned                        $ 37,365,990   $ 36,211,934
Other, net                                           239,593        210,665
                                                ------------   ------------
Total                                             37,605,583     36,422,599
                                                ------------   ------------
EXPENSES:
Costs of earned revenues
 excluding depreciation                           30,615,519     29,219,654
General and administrative                         3,898,159      3,505,655
Depreciation and amortization                      1,376,420      1,749,087
                                                ------------   ------------
Total                                             35,890,098     34,474,396
                                                ------------   ------------
INCOME BEFORE INCOME TAXES                         1,715,485      1,948,203
                                                ------------   ------------
PROVISION (BENEFIT) FOR INCOME TAXES:
Current                                            1,163,888      1,008,976
Deferred                                            (417,041)
                                                ------------   ------------
Total                                                746,847      1,008,976
                                                ------------   ------------

NET INCOME                                      $    968,638   $    939,227
                                                ============   ============


NET INCOME PER COMMON SHARE                           $ 0.11         $ 0.11
                                                      ======         ======


See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                For the Three Months Ended
                                                ___________________________


                                                 October 31,    October 31,
                                                    1995           1994
                                                    ____           ____
Increase (Decrease) in Cash and equivalents from:

OPERATING ACTIVITIES:
Net income                                      $    968,638   $    939,227
Adjustments to reconcile net cash provided
 by operating activities:
    Depreciation and amortization                  1,376,420      1,749,087
    Gain on disposal of assets                      (144,033)       (40,616)
    Deferred income taxes                           (417,041)
Changes in assets and liabilities:
    Accounts receivable, net                       3,751,344     (1,615,880)
    Unbilled revenues, net                        (1,466,994)      (862,803)
    Other current assets                             155,560         (4,015)
    Other assets                                      (6,276)        68,745
    Accounts payable                              (1,794,074)     1,165,415
    Accrued self-insured claims and
      other liabilities                              895,898         (3,078)
    Accrued income taxes                             783,261      1,008,976
                                                ------------   ------------
Net cash inflow from operating activities          4,102,703      2,405,058
                                                ------------   ------------
INVESTING ACTIVITIES:
Capital expenditures                                (943,240)    (1,783,750)
Proceeds from sales of assets                        379,235        303,224
                                                ------------   ------------
Net cash outflow from investing activities          (564,005)    (1,480,526)
                                                ------------   ------------
FINANCING ACTIVITIES:
Borrowing on bank lines-of-credit                                   500,000
Principal payments on notes payable
  and bank lines-of-credit                        (1,649,581)    (1,232,236)
Exercise of stock options                             23,008
                                                ------------   ------------
Net cash outflow from financing activities        (1,626,573)      (732,236)
                                                ------------   ------------

NET CASH INFLOW FROM ALL ACTIVITIES                1,912,125        192,296

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD        4,306,675      2,625,783
                                                ------------   ------------
CASH AND EQUIVALENTS AT END OF PERIOD           $  6,218,800   $  2,818,079
                                                ============   ============

See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

                                                For the Three Months Ended
                                                ___________________________


                                                 October 31,    October 31,
                                                    1995           1994
                                                    ____           ____
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND
  NON-CASH INVESTING AND FINANCING ACTIVITIES:


Cash paid during the period for:
  Interest                                      $    445,161   $    475,424
  Income taxes                                       392,005        115,351









See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited


1. The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. ("Dycom" or the "Company") as of October 31, 1995 and July 31, 1995, the related condensed consolidated statements of operations for the three months ended October 31, 1995 and 1994 and the condensed consolidated statements of cash flows for the three months ended October 31, 1995 and 1994 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended October 31, 1995 are not necessarily indicative of the results which may be expected for the entire year.


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

Intangible assets are net of accumulated amortization of $879,955 at October 31, 1995 and $841,182 at July 31, 1995. Amortization expense for the three month periods ended October 31, 1995 and 1994 was $38,773.

SELF-INSURED CLAIMS LIABILITY-- The Company is primarily self-insured, up to certain limits, for automobile and general liability, workers' compensation, and employee group health claims. A liability for unpaid claims and associated expenses, including incurred but not reported losses, is actuarially determined and reflected in the condensed consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $5,117,000 and $5,072,000 at October 31, 1995 and July 31, 1995, respectively. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated.

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

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance recorded in the financial statements reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized. Accordingly, at October 31, 1995 and July 31, 1995, deferred tax assets are net of a valuation allowance of $1,786,518.

PER SHARE DATA-- Per common share amounts are computed on the basis of weighted average shares of common stock outstanding, plus common stock equivalent shares arising from the effect of dilutive stock options, using the treasury stock method. In the three month periods ended October 31, 1995 and 1994, stock options did not impact the per share amounts as they were either insignificant or antidilutive. The weighted average number of shares was 8,546,782 and 8,528,990 for the three month periods ended October 31, 1995 and 1994, respectively.

3. ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following:

                                                October 31,      July 31,
                                                    1995           1995
                                                    ____           ____
Contract billings                               $ 11,767,894   $ 15,222,897
Retainage                                          1,341,985      1,201,454
Other receivables                                    409,608        773,704
                                                ------------   ------------
Total                                             13,519,487     17,198,055
Less allowance for doubtful accounts                 940,354        867,578
                                                ------------   ------------
Accounts receivable, net                        $ 12,579,133   $ 16,330,477
                                                ============   ============


4. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying condensed consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

                                                October 31,      July 31,
                                                    1995           1995
                                                    ____           ____
Costs incurred on contracts in progress         $ 23,056,340   $ 20,862,665
Estimated earnings thereon                           204,785        609,280
                                                ------------   ------------
                                                  23,261,125     21,471,945
Less billings to date                             16,671,657     16,349,471
                                                ------------   ------------
                                                $  6,589,468   $  5,122,474
                                                ============   ============

Included in the accompanying condensed
  consolidated balance sheets under
  the captions:
    Costs and estimated earnings in
      excess of billings                        $  6,589,468   $ 5,223,425
    Billings in excess of costs and
      estimated earnings                                          (100,951)
                                                ------------   ------------
                                                $  6,589,468   $ 5,122,474
                                                ============   ============

5. PROPERTY AND EQUIPMENT

The accompanying condensed consolidated balance sheets include the following property and equipment:

                                                October 31,      July 31,
                                                    1995           1995
                                                    ____           ____
Land                                            $  1,723,527   $  1,723,527
Buildings                                          2,263,332      2,223,627
Leasehold improvements                               759,527        750,955
Vehicles                                          21,724,897     21,381,527
Equipment and machinery                           19,168,792     19,711,023
Furniture and fixtures                             2,947,544      2,930,467
                                                ------------   ------------
Total                                             48,587,619     48,721,126
  Less accumulated depreciation and
   amortization                                   30,414,709     29,918,563
                                                ------------   ------------
Property and equipment, net                     $ 18,172,910   $ 18,802,563
                                                ============   ============

Certain subsidiaries of the Company entered into lease arrangements accounted for as capitalized leases. The carrying value of capital leases at October 31, 1995 and July 31, 1995 was $312,556 and $326,704, respectively, net of accumulated depreciation of $47,686 and $33,538, respectively. Capital leases are included as a component of equipment and machinery.

6. NOTES PAYABLE

Notes and loans payable are summarized by type of borrowings as follows:

                                                October 31,      July 31,
                                                    1995           1995
                                                    ____           ____
Bank Credit Agreement:
   Revolving credit facility                    $  9,000,000   $  9,000,000
   Term-loan                                       6,565,369      7,948,469
   Equipment acquisition term-loans                1,316,667      1,566,667
Capital lease obligations                            293,527        310,008
                                                ------------   ------------
Total                                             17,175,563     18,825,144
Less current portion                               4,828,330      4,955,080
                                                ------------   ------------
Notes payable--non-current                      $ 12,347,233   $ 13,870,064
                                                ============   ============

At October 31, 1995, the Company had a bank credit agreement consisting of a $6.6 million term-loan, a $9.0 million revolving credit facility, a $9.8 million standby letter of credit facility, and a $3.0 million capital equipment acquisition facility of which $1.7 million was available and unused. The bank credit agreement contains restrictions which, among other things, requires maintenance of certain financial ratios and covenants, restricts encumbrances of assets and creation of indebtedness, and limits the payment of cash dividends. The bank credit agreement restricts the payment of cash dividends until the term-loan is reduced to $5.0 million; thereafter, cash dividends are limited to 33 1/3 percent of earnings available for
distribution as dividends.   Substantially all of the Company's assets are
pledged as collateral under the terms of the agreement. At October 31, 1995, the Company was in compliance with all financial covenants and conditions.

The interest on the term-loan and the revolving credit facility is at the bank's prime rate plus one-half percent (9.25% at October 31, 1995 and July 31, 1995). The interest on the equipment acquisition term-loans is at the bank's prime rate plus three-quarters of one percent (9.50% at October 31, 1995 and July 31, 1995). Interest costs incurred on notes payable, all of which were expensed, for the three month periods ended October 31, 1995 and 1994 were $429,008 and $462,777, respectively. Such amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Beginning September 1995, the term-loan quarterly principal payments increased to $1.0 million from $750,000. The outstanding balance of the equipment acquisition term-loans is payable quarterly through January 1998. The revolving credit facility is used to finance working capital and is payable in March 1998.

At October 31, 1995, the Company had $8.5 million outstanding standby letters of credit issued as security to the Company's insurance administrators as part of its self-insurance program. The capital equipment acquisition facility and standby letter of credit facility expired November 30, 1995. The Company has petitioned the bank for renewal of these facilities and anticipates that the renewals will be granted.

In addition to the borrowings under the bank credit agreement, certain subsidiaries have outstanding obligations under capital leases. The obligations are payable in monthly installments expiring at various dates through July 1998.


7. COMMITMENTS AND CONTINGENCIES

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

Results of Operations

Contract revenues for the quarter ended October 31, 1995 increased 3.2% to $37.4 million, as compared to $36.2 million for the same quarter last year. The increase in contract revenues is primarily attributable to the increased volume experienced in telecommunication services group. The telecommunication services group contract revenue increased 8.3% to $31.3
million for the quarter.   The utility line locating services and electrical
services groups contract revenue reflect a slight decrease as compared to the corresponding period last year.

The contract revenue mix between telecommunication services, utility line locating services and electrical services over recent years has reflected a steady increase in contract revenues from the telecommunication services group offset by a decline in the electrical services group. The contract revenue mix between telecommunication services, utility line locating services and electrical services for the quarter ended October 31, 1995 was 84%, 9%, and 7%, respectively, and 80%, 10% and 10%, respectively, for the quarter ended October 31, 1994. Multi-year comprehensive services contracts continue to be a significant source of contract revenue. For the three month periods ended October 31, 1995 and 1994, multi-year comprehensive services contracts included in the telecommunications services group, represented 65% and 69% of total contract revenues, respectively. In addition, the telecommunication services group experienced increased bid activity during the quarter ended October 31, 1995 in comparison to the same period last year.

The Company's backlog of uncompleted work at October 31, 1995 was $188 million as compared to $184 million at October 31, 1994. Contracts awarded during the three month period ended October 31, 1995 included a significant three year telecommunications comprehensive services contract valued at $26 million and the extension of several telecommunication comprehensive services contracts valued at $21 million.

The Company's costs and operating expenses may be affected by a number of factors including contract volumes, character of services rendered, work locations, competition, and changes in productivity. Costs of earned revenues, excluding depreciation, were 82% and 81% of contract revenues for the quarters ended October 31, 1995 and 1994, respectively. The Company's prime costs of direct labor, materials, subcontractors, and equipment costs remained relatively stable for the quarter ended October 31, 1995 compared to the corresponding period last year. In addition, the Company's insurance costs increased $0.5 million as a result of certain claims which occurred during the quarter ended October 31, 1995.

General and administrative expenses increased $0.4 million for the quarter ended October 31, 1995 to $3.9 million as compared to $3.5 million for the same quarter last year. This increase is primarily attributable to payroll and payroll taxes which increased by $0.3 million, general insurance costs which increased by $0.1 million and other general expenses which increased by $0.2 million. The increases in general and administrative expenses were partially offset by a $0.1 million decreases in the provision for doubtful accounts and a $0.1 million decrease in professional fees.

The variance from the statutory income tax rates resulted from state income taxes, the amortization of intangible assets with no tax benefit and other non-deductible expenses for tax purposes.


Liquidity and Capital Resources

The Company's sources of funds are generated from operations, proceeds from the sale of idle real property and equipment and its available borrowing capabilities under the current bank credit agreement. Cash flow from operating activities increased $1.7 million to $4.1 million in comparison to the same period last year. Improved cash collections contributed to the increase in cash flow.

The Company's sources of funds provided for capital expenditures of $0.9 million during the three month period ended October 31, 1995. These capital expenditures resulted from the normal replacement of equipment. Aside from these capital expenditures, the Company obtained approximately $0.6 million of equipment under various noncancelable operating leases.

At October 31, 1995, the Company had outstanding borrowings under a term-loan of $6.6 million, equipment acquisition term-loans aggregating $1.3 million, and a revolving credit facility of $9.0 million. Interest on the term-loan and revolving credit facility is at the bank's prime rate plus one-half percent (9.25% at October 31, 1995). The interest on the equipment acquisition term-loans is at the bank's prime rate plus three-quarters of one percent (9.50% at October 31, 1995). During the three month period ended October 31, 1995, the Company reduced its outstanding debt balance by $1.6 million, which included a $0.4 million prepayment of the term-loan principal utilizing the proceeds received from the sale of equipment. Substantially all of the Company's assets are pledged as collateral in support of these facilities.

In addition, the Company has available a $9.8 million standby letter of credit facility and a $3.0 million capital equipment acquisition facility of which $1.7 million is available and unused at October 31, 1995. The standby letter of credit facility is issued as security to the Company's insurance administrators as part of its self-insurance program. The Company had outstanding standby letters of credit of $8.5 million against the standby letter of credit facility at October 31, 1995. Both facilities expired November 30, 1995. The Company has petitioned the bank for renewal of these facilities and anticipates that the renewals will be granted.

The bank credit agreement contains provisions regarding minimum working capital, tangible net worth, debt-to-equity ratios and certain other financial covenants. At October 31, 1995, the Company was in compliance with all financial covenants and conditions.

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

The board will determine future dividend policies based on financial condition, profitability, cash flow, capital requirements, and business outlook, as well as other factors relevant at the time. No cash dividends have been paid during the three month period ended October 31, 1995. In addition, the Company's bank credit agreement prohibits, without prior approval of the bank, the declaration or payment of any cash dividends until the term-loan is reduced to $5.0 million; thereafter, cash dividends are limited to 33 1/3 percent of earnings available for distribution as dividends.

PART II. OTHER INFORMATION
__________________________


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibits furnished pursuant to the requirements of Form 10-Q:

                    See Exhibit Index on Page 17

(b) Reports On Form 8-K

No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended October 31, 1995.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                DYCOM INDUSTRIES, INC.

                                                Registrant



Date:  December 12, 1995                        /s/ Thomas R. Pledger
       _________________                        ____________________________

                                                Thomas R. Pledger
                                                Chairman and Chief Executive
                                                Officer






Date:  December 12, 1995                        /s/ Ronald L. Roseman
       _________________                        ____________________________

                                                Ronald L. Roseman
                                                President and Chief Operating
                                                Officer






Date:  December 12, 1995                        /s/ Douglas J. Betlach
       _________________                        ____________________________

                                                Douglas J. Betlach
                                                Vice President and Chief
                                                Financial Officer

                                EXHIBIT INDEX

       Number                    Description
       ______                    ___________
       (27)            Financial Data Schedule