Form 10-Q
period 1996-01-31
DYCOM INDUSTRIES INC
filed 1996-03-14
CIK 67215

                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-Q

(Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1996

                                    OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

                     Commission file number  0-5423

                            DYCOM INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)


           Florida                                     59-1277135
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)


4440 PGA Boulevard,  Palm Beach Gardens, Florida            33410
      (Address of principal executive office)             (Zip Code)


                              (407) 627-7171
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X    No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding as of March 8, 1996
                  _____                 __________________________________

    Common Stock, par value $0.33 1/3                 8,558,945

                            DYCOM INDUSTRIES, INC.

                                     INDEX

                                                            Page No.
                                                            ________
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets-
            January 31, 1996 and July 31, 1995                  3

          Condensed Consolidated Statements of
            Operations for the Three Months Ended
            January 31, 1996 and 1995                           4

          Condensed Consolidated Statements of
            Operations for the Six Months Ended
            January 31, 1996 and 1995                           5

          Condensed Consolidated Statements of
            Cash Flows for the Six Months Ended
            January 31, 1996 and 1995                          6-7

          Notes to Condensed Consolidated
            Financial Statements                               8-12

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                     13-15


PART II.  OTHER INFORMATION


  Item 4. Submission of Matters to a Vote of
          Security Holders                                     16

  Item 6. Exhibits and Reports on Form 8-K                     16


SIGNATURES                                                     17

EXHIBIT INDEX                                                  18

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                 January 31,    July 31,
                                                    1996          1995
                                                    ____          ____
ASSETS
CURRENT ASSETS:
Cash and equivalents                            $  4,937,972   $  4,306,675
Accounts receivable, net                          11,996,541     16,330,477
Costs and estimated earnings in
  excess of billings                               5,233,764      5,223,425
Deferred tax assets                                  828,499        385,755
Other current assets                               1,336,105      1,396,201
                                                ------------   ------------
Total current assets                              24,332,881     27,642,533
                                                ------------   ------------
PROPERTY AND EQUIPMENT, net                       19,010,360     18,802,563
                                                ------------   ------------
OTHER ASSETS:
Intangible assets, net                             4,916,989      4,994,535
Other                                                343,259        353,227
                                                ------------   ------------
Total other assets                                 5,260,248      5,347,762
                                                ------------   ------------
TOTAL                                           $ 48,603,489   $ 51,792,858
                                                ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                $  3,934,612   $  5,607,567
Notes payable                                      4,689,643      4,955,080
Billings in excess of costs and
  estimated earnings                                                100,951
Accrued self-insured claims                        2,478,484      2,266,855
Income taxes payable                                 242,132        621,483
Other accrued liabilities                          6,007,541      6,585,387
                                                ------------   ------------
Total current liabilities                         17,352,412     20,137,323
NOTES PAYABLE                                     10,975,628     13,870,064
ACCRUED SELF-INSURED CLAIMS                        6,964,096      6,598,372
DEFERRED TAX LIABILITIES                             137,401
                                                ------------   ------------
Total liabilities                                 35,429,537     40,605,759
                                                ------------   ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, par value $.33 1/3 per share:
  50,000,000 shares authorized; 8,554,331
  and 8,543,990 shares issued and
  outstanding, respectively                        2,851,444      2,847,997
Additional paid-in capital                        24,323,845     24,293,309
Retained deficit                                 (14,001,337)   (15,954,207)
                                                ------------   ------------
Total stockholders' equity                        13,173,952     11,187,099
                                                ------------   ------------
TOTAL                                           $ 48,603,489   $ 51,792,858
                                                =============  ============
See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                 For the Three Months Ended
                                                ___________________________


                                                 January 31,    January 31,
                                                    1996           1995
                                                    ____           ____
REVENUES:
Contract revenues earned                        $ 32,648,532   $ 33,515,513
Other, net                                           182,931        277,370
                                                ------------   ------------
Total                                             32,831,463     33,792,883
                                                ------------   ------------
EXPENSES:
Costs of earned revenues
 excluding depreciation                           26,288,815     27,473,391
General and administrative                         3,536,240      3,510,445
Depreciation and amortization                      1,402,884      1,357,717
                                                ------------   ------------
Total                                             31,227,939     32,341,553
                                                ------------   ------------
INCOME BEFORE INCOME TAXES                         1,603,524      1,451,330
                                                ------------   ------------
PROVISION FOR INCOME TAXES:
Current                                              507,593        344,358
Deferred                                             111,699
                                                ------------   ------------
Total                                                619,292        344,358
                                                ------------   ------------

NET INCOME                                      $    984,232   $  1,106,972
                                                ============   ============


NET INCOME PER COMMON SHARE                           $ 0.12         $ 0.13
                                                      ======         ======


See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                 For the Six Months Ended
                                                ___________________________


                                                 January 31,    January 31,
                                                    1996           1995
                                                    ____           ____
REVENUES:
Contract revenues earned                        $ 70,014,522   $ 69,727,447
Other, net                                           422,524        488,035
                                                ------------   ------------
Total                                             70,437,046     70,215,482
                                                ------------   ------------
EXPENSES:
Costs of earned revenues
 excluding depreciation                           56,904,334     56,693,045
General and administrative                         7,434,399      7,016,100
Depreciation and amortization                      2,779,304      3,106,804
                                                ------------   ------------
Total                                             67,118,037     66,815,949
                                                ------------   ------------
INCOME BEFORE INCOME TAXES                         3,319,009      3,399,533
                                                ------------   ------------
PROVISION (BENEFIT) FOR INCOME TAXES:
Current                                            1,671,481      1,353,334
Deferred                                            (305,342)
                                                ------------   ------------
Total                                              1,366,139      1,353,334
                                                ------------   ------------

NET INCOME                                      $  1,952,870   $  2,046,199
                                                ============   ============


NET INCOME PER COMMON SHARE                           $ 0.23         $ 0.24
                                                      ======         ======


See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                 For the Six Months Ended
                                                ___________________________


                                                 January 31,    January 31,
                                                    1996           1995
                                                    ____           ____
Increase (Decrease) in Cash and equivalents from:

OPERATING ACTIVITIES:
Net income                                      $ 1,952,870   $   2,046,199
Adjustments to reconcile net cash provided
 by operating activities:
    Depreciation and amortization                  2,779,304      3,106,804
    Gain on disposal of assets                      (242,710)      (211,465)
    Deferred income taxes                           (305,342)
Changes in assets and liabilities:
    Accounts receivable, net                       4,333,936      1,146,038
    Unbilled revenues, net                          (111,290)    (1,253,466)
    Other current assets                              60,095         68,737
    Other assets                                       9,968         56,817
    Accounts payable                              (1,672,956)       (50,043)
    Accrued self-insured claims and
      other liabilities                               (1,246)      (455,314)
    Accrued income taxes                            (379,351)       808,908
                                                ------------   ------------
Net cash inflow from operating activities          6,423,278      5,263,215
                                                ------------   ------------
INVESTING ACTIVITIES:
Capital expenditures                              (3,436,122)    (2,565,695)
Proceeds from sales of assets                        770,029        665,057
                                                ------------   ------------
Net cash outflow from investing activities        (2,666,093)    (1,900,638)
                                                ------------   ------------
FINANCING ACTIVITIES:
Borrowing on bank lines-of-credit                                   500,000
Principal payments on notes payable
  and bank lines-of-credit                        (3,159,872)    (2,207,433)
Exercise of stock options                             33,984
                                                ------------   ------------
Net cash outflow from financing activities        (3,125,888)    (1,707,433)
                                                ------------   ------------

NET CASH INFLOW FROM ALL ACTIVITIES                  631,297      1,655,144

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD        4,306,675      2,625,783
                                                ------------   ------------
CASH AND EQUIVALENTS AT END OF PERIOD           $  4,937,972   $  4,280,927
                                                ============   ============

See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

                                                 For the Six Months Ended
                                                ___________________________


                                                 January 31,    January 31,
                                                    1996           1995
                                                    ____           ____
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND
  NON-CASH INVESTING AND FINANCING ACTIVITIES:


Cash paid during the period for:
  Interest                                      $    851,364   $    961,573
  Income taxes                                     2,061,403        660,025

Property and equipment acquired and financed
  with short-term notes payable                                $     31,286






See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited


1. The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. ("Dycom" or the "Company") as of January 31, 1996 and July 31, 1995, the related condensed consolidated statements of operations for the three and six months ended January 31, 1996 and 1995 and the condensed consolidated statements of cash flows for the six months ended January 31, 1996 and 1995 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the six months ended January 31, 1996 are not necessarily indicative of the results which may be expected for the entire year.


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

Intangible assets are net of accumulated amortization of $918,727 at January 31, 1996 and $841,182 at July 31, 1995. Amortization expense for the six month periods ended January 31, 1996 and 1995 was $77,545.

SELF-INSURED CLAIMS LIABILITY-- The Company is primarily self-insured, up to certain limits, for automobile and general liability, workers' compensation, and employee group health claims. A liability for unpaid claims and associated expenses, including incurred but not reported losses, is actuarially determined and reflected in the condensed consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $5,179,000 and $5,072,000 at January 31, 1996 and July 31, 1995, respectively. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated.

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

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance recorded in the financial statements reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized. Accordingly, at January 31, 1996 and July 31, 1995, deferred tax assets are net of a valuation allowance of $1,786,518.

PER SHARE DATA-- Per common share amounts are computed on the basis of weighted average shares of common stock outstanding, plus common stock equivalent shares arising from the effect of dilutive stock options, using the treasury stock method. In the three and six month periods ended January 31, 1996 and 1995, stock options did not impact the per share amounts as they were either insignificant or antidilutive. The weighted average number of shares was 8,553,189 and 8,528,990 for the three month periods ended January 31, 1996 and 1995, respectively, and 8,549,986 and 8,528,990 for the six month periods ended January 31, 1996 and 1995, respectively.

3. ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following:

                                                January 31,      July 31,
                                                    1996           1995
                                                    ____           ____
Contract billings                               $ 11,278,039   $ 15,222,897
Retainage                                          1,194,963      1,201,454
Other receivables                                    377,639        773,704
                                                ------------   ------------
Total                                             12,850,641     17,198,055
Less allowance for doubtful accounts                 854,100        867,578
                                                ------------   ------------
Accounts receivable, net                        $ 11,996,541   $ 16,330,477
                                                ============   ============


4. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying condensed consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

                                                January 31,      July 31,
                                                    1996           1995
                                                    ____           ____
Costs incurred on contracts in progress         $ 21,685,653   $ 20,862,665
Estimated earnings thereon                           129,942        609,280
                                                ------------   ------------
                                                  21,815,595     21,471,945
Less billings to date                             16,581,831     16,349,471
                                                ------------   ------------
                                                $  5,233,764   $  5,122,474
                                                ============   ============

Included in the accompanying condensed
  consolidated balance sheets under
  the captions:
    Costs and estimated earnings in
      excess of billings                        $  5,233,764   $ 5,223,425
    Billings in excess of costs and
      estimated earnings                                          (100,951)
                                                ------------   ------------
                                                $  5,233,764   $ 5,122,474
                                                ============   ============

5. PROPERTY AND EQUIPMENT

The accompanying condensed consolidated balance sheets include the following property and equipment:

                                                January 31,      July 31,
                                                    1996           1995
                                                    ____           ____
Land                                            $  1,723,527   $  1,723,527
Buildings                                          2,265,252      2,223,627
Leasehold improvements                               782,079        750,955
Vehicles                                          22,016,526     21,381,527
Equipment and machinery                           19,446,994     19,711,023
Furniture and fixtures                             3,131,812      2,930,467
                                                ------------   ------------
Total                                             49,366,190     48,721,126
  Less accumulated depreciation and
   amortization                                   30,355,830     29,918,563
                                                ------------   ------------
Property and equipment, net                     $ 19,010,360   $ 18,802,563
                                                ============   ============

Certain subsidiaries of the Company entered into lease arrangements accounted for as capitalized leases. The carrying value of capital leases at January 31, 1996 and July 31, 1995 was $295,226 and $326,704, respectively, net of accumulated depreciation at January 31, 1996 and July 31, 1995 of $67,316 and $33,538, respectively. Capital leases are included as a component of equipment and machinery.

6. NOTES PAYABLE

Notes and loans payable are summarized by type of borrowings as follows:

                                                January 31,      July 31,
                                                    1996           1995
                                                    ____           ____
Bank Credit Agreement:
   Revolving credit facility                    $  9,000,000   $  9,000,000
   Term-loan                                       5,331,711      7,948,469
   Equipment acquisition term-loans                1,066,665      1,566,667
Capital lease obligations                            266,895        310,008
                                                ------------   ------------
Total                                             15,665,271     18,825,144
Less current portion                               4,689,643      4,955,080
                                                ------------   ------------
Notes payable--non-current                      $ 10,975,628   $ 13,870,064
                                                ============   ============

At January 31, 1996, the Company had a bank credit agreement consisting of a $5.3 million term-loan, a $9.0 million revolving credit facility, a $9.8 million standby letter of credit facility, and a $5.0 million capital equipment acquisition facility of which $3.7 million was available and unused. The bank credit agreement contains restrictions which, among other things, require maintenance of certain financial ratios and covenants, restrict encumbrances of assets and creation of indebtedness, and limit the payment of cash dividends. The bank credit agreement restricts the payment of cash dividends until the term-loan is reduced to $5.0 million; thereafter, cash dividends are limited to 33 1/3 percent of earnings available for
distribution as dividends.   Substantially all of the Company's assets are
pledged as collateral under the terms of the agreement. At January 31, 1996, the Company was in compliance with all financial covenants and conditions.

The interest on the term-loan and the revolving credit facility is at the bank's prime rate plus one-half percent (9.00% at January 31, 1996). The interest on the equipment acquisition term-loans is at the bank's prime rate plus three-quarters of one percent (9.25% January 31, 1996). Interest costs incurred on notes payable, all of which were expensed, for the six month periods ended January 31, 1996 and 1995 were $818,957 and $948,138, respectively. Such amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Beginning September 1995, the term-loan quarterly principal payments increased to $1.0 million from $750,000. The outstanding balance of the equipment acquisition term-loans is payable quarterly through January 1998.
The revolving credit facility is used to finance working capital and is payable in March 1998.

At January 31, 1996, the Company had $9.6 million outstanding standby letters of credit issued as security to the Company's insurance administrators as part of its self-insurance program. During the quarter ended January 31, 1996, the capital equipment acquisition facility and the standby letter of credit facility were renewed for a period of one year expiring November 30, 1996. In addition, the bank increased the borrowing capacity of the capital equipment acquisition facility from $3.0 million to $5.0 million and reduced the interest rate on future borrowings from the bank's prime rate plus three-quarters of one percent to the bank's prime rate plus one-half percent. No additional borrowings under the capital equipment acquisition facility occurred during the quarter ended January 31, 1996.

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

Results of Operations

Contract revenues for the quarter ended January 31, 1996 decreased 2.6% to $32.6 million, as compared to $33.5 million for the same quarter last year. The telecommunication services and utility line locating services groups contract revenue decreased 4.9% to $29.7 million for the quarter. The electrical services group contract revenue increased 28.5% to $2.9 million for the quarter as compared to the corresponding period last year. The decline in total contract revenues is primarily attributed to lower volumes on multi-year comprehensive service contracts within the telecommunications service group, loss of certain utility locating contracts, partiality offset by improved volume in existing unit master contract work in the electrical services group.

For the six month period ended January 31, 1996 contract revenues of $70.0 million increased slightly as compared to the $69.7 million reported in the corresponding period last year.

The contract revenue mix between telecommunication services, utility line locating services and electrical services over recent years has reflected a steady increase in contract revenues from the telecommunication services group offset by a decline in the electrical services group. The contract revenue mix between telecommunication services, utility line locating services and electrical services for the quarter ended January 31, 1996 was 83%, 8%, and 9%, respectively, and 84%, 9% and 7%, respectively, for the quarter ended January 31, 1995. For the six-month period ended January 31, 1996, the contract revenue mix between telecommunications services group, utility line locating group and electrical services group was 84%, 8%, and 8%, respectively as compared to 82%, 10%, and 8%, respectively, for the corresponding period last year. Contract revenue from multi-year comprehensive services contracts continue to be a significant source of contract revenue. For the three and six month periods ended January 31, 1996, multi-year comprehensive services contracts included in the telecommunications services group, represented 65% of total contract revenues.

The Company's backlog of uncompleted work at January 31, 1996 was $201 million as compared to $203 million at January 31, 1995. Contracts awarded during the quarter ended January 31, 1996 include the renewal of two significant multi-year comprehensive services contracts with combined values at $27 million and two new multi-year utility line locating contracts with combined value at $6.0 million.

The Company's costs and operating expenses may be affected by a number of factors including contract volumes, character of services rendered, work locations, competition, and changes in productivity. Costs of earned revenues, excluding depreciation, were 81% and 82% of contract revenues for the quarters ended January 31, 1996 and 1995, respectively, and 81% for both six month periods ended January 31, 1996 and 1995. The Company's prime costs of direct labor, materials, subcontractors, and equipment costs remained relatively stable for both the quarter and six month periods ended January 31, 1996 compared to the corresponding periods last year.

General and administrative expenses remained stable at $3.5 million for the quarter ended January 31, 1996 and 1995. For the six month period ended January 31, 1996 general and administrative expenses increased $0.4 million to $7.4 million as compared to $7.0 million for the corresponding period last year. This increase is primarily attributable to payroll and payroll taxes which increased by $0.5 million, and general insurance costs which increased by $0.2 million. These increases in general and administrative expenses were partially offset by a $0.2 million decrease in the provision for doubtful accounts and a $0.1 million decrease in interest expense.

The Company's 41% effective tax rate for the six month period ended January 31, 1996, is the result of state income taxes, the amortization of intangible assets with no tax benefit, and other non-deductible expenses for tax purposes. The lower effective rate for the same period last year was primarily due to a reversal of a deferred tax asset for which a deferred tax benefit had not been previously recorded.


Liquidity and Capital Resources

The Company's sources of funds are generated from operations, proceeds from the sale of idle real property and equipment and its available borrowing capabilities under the current bank credit agreement. Cash flow from operating activities increased $1.2 million to $6.4 million in comparison to the same period last year. Improved cash collections contributed to the increase in cash flow.

The Company's sources of funds provided for capital expenditures of $3.4 million during the six month period ended January 31, 1996. These capital expenditures resulted from the normal replacement of equipment. Aside from these capital expenditures, the Company obtained approximately $0.9 million of equipment under various noncancelable operating leases.

At January 31, 1996, the Company had outstanding borrowings under a term-loan of $5.3 million, equipment acquisition term-loans aggregating $1.1 million, and a revolving credit facility of $9.0 million. Interest on the term-loan and revolving credit facility is at the bank's prime rate plus one-half percent (9.00% at January 31, 1996). The interest on the equipment acquisition term-loans is at the bank's prime rate plus three-quarters of one percent (9.25% at January 31, 1996). During the six month period ended January 31, 1996, the Company reduced its outstanding debt balance by $3.2 million, which included a $0.6 million prepayment of the term-loan principal utilizing the proceeds received from the sale of equipment. Substantially all of the Company's assets are pledged as collateral in support of these facilities.

In addition, the Company has available a $9.8 million standby letter of credit facility and a $5.0 million capital equipment acquisition facility of which $3.7 million is available and unused at January 31, 1996. The standby letter of credit facility is issued as security to the Company's insurance administrators as part of its self-insurance program. The
Company had outstanding standby letters of credit of $9.6 million against the standby letter of credit facility at January 31, 1996. During the quarter ended January 31, 1996, the capital equipment acquisition facility and the standby letter of credit facility were renewed for a period of one year expiring November 30, 1996. In addition, the bank increased the borrowing capacity of the capital equipment acquisition facility from $3.0 million to $5.0 million and reduced the interest rate on future borrowings from the bank's prime rate plus three-quarters of one percent to the bank's prime rate plus one-half percent. No additional borrowings under the capital equipment acquisition facility occurred during the quarter ended January 31, 1996.

The bank credit agreement contains provisions regarding minimum working capital, tangible net worth, debt-to-equity ratios and certain other financial covenants. At January 31, 1996, the Company was in compliance with all financial covenants and conditions.

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

No cash dividends have been paid during the six month period ended January 31, 1996. The board will determine future dividend policies based on financial condition, profitability, cash flow, capital requirements, and business outlook, as well as other factors relevant at the time. In addition, the Company's bank credit agreement prohibits, without prior approval of the bank, the declaration or payment of any cash dividends until the term-loan is reduced to $5.0 million; thereafter, cash dividends are limited to 33 1/3 percent of earnings available for distribution as dividends.

PART II. OTHER INFORMATION
__________________________

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of the Company was held on November 27, 1995 to consider and take action on the election of two directors to the Company's Board of Directors.

The Company's nominees, Messrs. Walter L. Revell and Ronald L. Roseman were elected. Mr. Revell received 7,384,625 votes for and 25,421 against, and Mr. Roseman received 7,381,272 votes for and 28,774 against. The directors whose terms continued after the annual meeting are Messrs. Louis W. Adams, Jr., Thomas R. Pledger, and Ronald P. Younkin.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibits furnished pursuant to the requirements of Form 10-Q:

                    See Exhibit Index on Page 17

(b) Reports On Form 8-K

No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended January 31, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                DYCOM INDUSTRIES, INC.

                                                Registrant



Date:  March 14, 1996                           /s/ Thomas R. Pledger
       _________________                        ____________________________

                                                Thomas R. Pledger
                                                Chairman and Chief Executive
                                                Officer






Date:  March 14, 1996                           /s/ Ronald L. Roseman
       _________________                        ____________________________

                                                Ronald L. Roseman
                                                President and Chief Operating
                                                Officer






Date:  March 14, 1996                           /s/ Douglas J. Betlach
       _________________                        ____________________________

                                                Douglas J. Betlach
                                                Vice President and Chief
                                                Financial Officer




                                EXHIBIT INDEX

       Number                    Description
       ______                    ___________
       27              Financial Data Schedule


       99              Fifth Modification of Credit Agreement and Consent by
                       Guarantors as of November 30, 1995 to Credit Agreement dated as of April 28, 1993, as Amended, between Dycom Industries, Inc. and First Union National Bank of Florida.
