Form 10-Q
period 1996-04-30
DYCOM INDUSTRIES INC
filed 1996-06-13
CIK 67215

                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-Q

(Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996

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


                              (561) 627-7171
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding as of June 7, 1996
                  _____                 __________________________________

    Common Stock, par value $0.33 1/3                 8,583,843

                            DYCOM INDUSTRIES, INC.

                                     INDEX

                                                            Page No.
                                                            ________
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets-
            April 30, 1996 and July 31, 1995                   3

          Condensed Consolidated Statements of
            Operations for the Three Months Ended
            April 30, 1996 and 1995                            4

          Condensed Consolidated Statements of
            Operations for the Nine Months Ended
            April 30, 1996 and 1995                            5

          Condensed Consolidated Statements of
            Cash Flows for the Nine Months Ended
            April 30, 1996 and 1995                           6-7

          Notes to Condensed Consolidated
            Financial Statements                              8-12

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                    13-15


PART II.  OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K                    16


SIGNATURES                                                    17

EXHIBIT INDEX                                                 18

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                 April 30,      July 31,
                                                    1996          1995
                                                    ____          ____
ASSETS
CURRENT ASSETS:
Cash and equivalents                            $  4,836,484   $  4,306,675
Accounts receivable, net                          11,572,613     16,330,477
Costs and estimated earnings in
  excess of billings                               7,074,731      5,223,425
Deferred tax assets                                  929,745        385,755
Other current assets                               1,290,037      1,396,201
                                                ------------   ------------
Total current assets                              25,703,610     27,642,533
                                                ------------   ------------
PROPERTY AND EQUIPMENT, net                       18,752,976     18,802,563
                                                ------------   ------------
OTHER ASSETS:
Intangible assets, net                             4,878,218      4,994,535
Other                                                299,097        353,227
                                                ------------   ------------
Total other assets                                 5,177,315      5,347,762
                                                ------------   ------------
TOTAL                                           $ 49,633,901   $ 51,792,858
                                                ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                $  3,334,507   $  5,607,567
Notes payable                                      3,753,154      4,955,080
Billings in excess of costs and
  estimated earnings                                                100,951
Accrued self-insured claims                        2,733,953      2,266,855
Income taxes payable                               1,096,964        621,483
Other accrued liabilities                          7,280,953      6,585,387
                                                ------------   ------------
Total current liabilities                         18,199,531     20,137,323
NOTES PAYABLE                                      9,505,352     13,870,064
ACCRUED SELF-INSURED CLAIMS                        6,967,192      6,598,372
                                                ------------   ------------
Total liabilities                                 34,672,075     40,605,759
                                                ------------   ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, par value $.33 1/3 per share:
  50,000,000 shares authorized; 8,579,181
  and 8,543,990 shares issued and
  outstanding, respectively                        2,859,726      2,847,997
Additional paid-in capital                        24,399,287     24,293,309
Retained deficit                                 (12,297,187)   (15,954,207)
                                                ------------   ------------
Total stockholders' equity                        14,961,826     11,187,099
                                                ------------   ------------
TOTAL                                           $ 49,633,901   $ 51,792,858
                                                =============  ============
See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                 For the Three Months Ended
                                                ___________________________


                                                  April 30,      April 30,
                                                    1996           1995
                                                    ____           ____
REVENUES:
Contract revenues earned                        $ 34,529,891   $ 35,880,085
Other, net                                           860,754        648,252
                                                ------------   ------------
Total                                             35,390,645     36,528,337
                                                ------------   ------------
EXPENSES:
Costs of earned revenues
 excluding depreciation                           27,426,818     29,758,702
General and administrative                         3,638,872      3,407,562
Depreciation and amortization                      1,359,242      1,354,643
                                                ------------   ------------
Total                                             32,424,932     34,520,907
                                                ------------   ------------
INCOME BEFORE INCOME TAXES                         2,965,713      2,007,430
                                                ------------   ------------
PROVISION (BENEFIT) FOR INCOME TAXES:
Current                                            1,500,211        785,876
Deferred                                            (238,648)       170,252
                                                ------------   ------------
Total                                              1,261,563        956,128
                                                ------------   ------------

NET INCOME                                      $  1,704,150   $  1,051,302
                                                ============   ============


NET INCOME PER COMMON SHARE                           $ 0.20         $ 0.12
                                                      ======         ======


See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                 For the Nine Months Ended
                                                ___________________________


                                                  April 30,      April 30,
                                                    1996           1995
                                                    ____           ____
REVENUES:
Contract revenues earned                        $104,544,413   $105,607,532
Other, net                                         1,283,278      1,136,287
                                                ------------   ------------
Total                                            105,827,691    106,743,819
                                                ------------   ------------
EXPENSES:
Costs of earned revenues
 excluding depreciation                           84,331,152     86,451,747
General and administrative                        11,073,271     10,423,662
Depreciation and amortization                      4,138,546      4,461,447
                                                ------------   ------------
Total                                             99,542,969    101,336,856
                                                ------------   ------------
INCOME BEFORE INCOME TAXES                         6,284,722      5,406,963
                                                ------------   ------------
PROVISION (BENEFIT) FOR INCOME TAXES:
Current                                            3,171,692      2,139,210
Deferred                                            (543,990)       170,252
                                                ------------   ------------
Total                                              2,627,702      2,309,462
                                                ------------   ------------

NET INCOME                                      $  3,657,020   $  3,097,501
                                                ============   ============


NET INCOME PER COMMON SHARE                           $ 0.43         $ 0.36
                                                      ======         ======


See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                 For the Nine Months Ended
                                                ___________________________


                                                  April 30,      April 30,
                                                    1996           1995
                                                    ____           ____
Increase (Decrease) in Cash and equivalents from:

OPERATING ACTIVITIES:
Net income                                      $  3,657,020   $  3,097,501
Adjustments to reconcile net cash provided
 by operating activities:
    Depreciation and amortization                  4,138,546      4,461,447
    Gain on disposal of assets                      (945,910)      (745,390)
    Deferred income taxes                           (543,990)       170,252
Changes in assets and liabilities:
    Accounts receivable, net                       4,757,864       (170,179)
    Unbilled revenues, net                        (1,952,257)    (1,599,064)
    Other current assets                             106,164        (93,864)
    Other assets                                      54,130        185,939
    Accounts payable                              (2,273,060)        76,227
    Accrued self-insured claims and
      other liabilities                            1,531,484        416,073
    Accrued income taxes                             475,481        616,594
                                                ------------   ------------
Net cash inflow from operating activities          9,005,472      6,415,536
                                                ------------   ------------
INVESTING ACTIVITIES:
Capital expenditures                              (5,097,060)    (4,913,386)
Proceeds from sales of assets                      2,070,328      1,932,825
                                                ------------   ------------
Net cash outflow from investing activities        (3,026,732)    (2,980,561)
                                                ------------   ------------
FINANCING ACTIVITIES:
Borrowing on bank lines-of-credit                                 1,350,000
Principal payments on notes payable
  and bank lines-of-credit                        (5,566,638)    (3,141,395)
Exercise of stock options                            117,707         45,000
                                                ------------   ------------
Net cash outflow from financing activities        (5,448,931)    (1,746,395)
                                                ------------   ------------

NET CASH INFLOW FROM ALL ACTIVITIES                  529,809      1,688,580

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD        4,306,675      2,625,783
                                                ------------   ------------
CASH AND EQUIVALENTS AT END OF PERIOD           $  4,836,484   $  4,314,363
                                                ============   ============

See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

                                                 For the Nine Months Ended
                                                ___________________________


                                                  April 30,      April 30,
                                                    1996           1995
                                                    ____           ____
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND
  NON-CASH INVESTING AND FINANCING ACTIVITIES:


Cash paid during the period for:
  Interest                                      $  1,200,196   $  1,453,559
  Income taxes                                     2,753,674      1,702,804

Property and equipment acquired and financed
  with capital lease obligations                               $    153,003






See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited


1. The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. ("Dycom" or the "Company") as of April 30, 1996 and July
31, 1995, the related condensed consolidated statements of operations for the three and nine months ended April 30, 1996 and 1995 and the condensed consolidated statements of cash flows for the nine months ended April 30, 1996 and 1995 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the nine months ended April 30, 1996 are not necessarily indicative of the results which may be expected for the entire year.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION-- The condensed consolidated financial statements include Dycom Industries, Inc. and its subsidiaries, all of which are wholly-owned. The Company's operations consist primarily of telecommunication and utility services contracting. All material intercompany accounts and transactions have been eliminated.

REVENUE-- Income on long-term contracts is recognized on the percentage-of-completion method based primarily on the ratio of contract costs incurred to date to total estimated contract costs. As some of these contracts extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts which require the revision become known. At the time a loss on a contract becomes known, the entire amount of the estimated contract loss is accrued. Income on short-term unit contracts is recognized as the related work is completed. Work-in-process on unit contracts is based on management's estimate of work performed but not billed.

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

Intangible assets are net of accumulated amortization of $957,499 at April 30, 1996 and $841,182 at July 31, 1995. Amortization expense for each of the nine month periods ended April 30, 1996 and 1995 was $116,317.

SELF-INSURED CLAIMS LIABILITY-- The Company is primarily self-insured, up to certain limits, for automobile and general liability, workers' compensation, and employee group health claims. A liability for unpaid claims and associated expenses, including incurred but not reported losses, is actuarially determined and reflected in the condensed consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $4,404,000 and $5,072,000 at April 30, 1996 and July 31, 1995, respectively. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated.

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

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance recorded in the financial statements reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized. Accordingly, at April 30, 1996 and July 31, 1995, deferred tax assets are net of a valuation allowance of $1,786,518.

PER SHARE DATA-- Per common share amounts are computed on the basis of weighted average shares of common stock outstanding, plus common stock equivalent shares arising from the effect of dilutive stock options, using the treasury stock method. In the three and nine month periods ended April 30, 1996 and 1995, stock options did not impact the per share amounts as they were either insignificant or antidilutive. The weighted average number of shares was 8,564,660 and 8,540,282 for the three month periods ended April 30, 1996 and 1995, respectively, and 8,554,808 and 8,532,671 for the nine month periods ended April 30, 1996 and 1995, respectively.

3. ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following:

                                                  April 30,      July 31,
                                                    1996           1995
                                                    ____           ____
Contract billings                               $ 10,673,623   $ 15,222,897
Retainage                                          1,263,195      1,201,454
Other receivables                                    432,046        773,704
                                                ------------   ------------
Total                                             12,368,864     17,198,055
Less allowance for doubtful accounts                 796,251        867,578
                                                ------------   ------------
Accounts receivable, net                        $ 11,572,613   $ 16,330,477
                                                ============   ============




4. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying condensed consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

                                                  April 30,      July 31,
                                                    1996           1995
                                                    ____           ____
Costs incurred on contracts in progress         $ 24,161,454   $ 20,862,665
Estimated earnings thereon                           611,796        609,280
                                                ------------   ------------
                                                  24,773,250     21,471,945
Less billings to date                             17,698,519     16,349,471
                                                ------------   ------------
                                                $  7,074,731   $  5,122,474
                                                ============   ============

Included in the accompanying condensed
  consolidated balance sheets under
  the captions:
    Costs and estimated earnings in
      excess of billings                        $  7,074,731   $ 5,223,425
    Billings in excess of costs and
      estimated earnings                                          (100,951)
                                                ------------   ------------
                                                $  7,074,731   $ 5,122,474
                                                ============   ============


5. PROPERTY AND EQUIPMENT

The accompanying condensed consolidated balance sheets include the following property and equipment:

                                                  April 30,      July 31,
                                                    1996           1995
                                                    ____           ____
Land                                            $  1,711,464   $  1,723,527
Buildings                                          2,236,322      2,223,627
Leasehold improvements                               808,538        750,955
Vehicles                                          21,349,522     21,381,527
Equipment and machinery                           18,931,338     19,711,023
Furniture and fixtures                             3,177,525      2,930,467
                                                ------------   ------------
Total                                             48,214,709     48,721,126
  Less accumulated depreciation and
   amortization                                   29,461,733     29,918,563
                                                ------------   ------------
Property and equipment, net                     $ 18,752,976   $ 18,802,563
                                                ============   ============

Certain subsidiaries of the Company entered into lease arrangements accounted for as capitalized leases. The carrying value of capital leases at April 30, 1996 and July 31, 1995 was $276,236 and $326,704, respectively, net of accumulated depreciation at April 30, 1996 and July 31, 1995 of $84,006 and $33,538, respectively. Capital leases are included as a component of equipment and machinery.

6. NOTES PAYABLE

Notes and loans payable are summarized by type of borrowings as follows:

                                                  April 30,      July 31,
                                                    1996           1995
                                                    ____           ____
Bank Credit Agreement:
   Revolving credit facility                    $  9,000,000   $  9,000,000
   Term-loan                                       3,199,650      7,948,469
   Equipment acquisition term-loans                  816,667      1,566,667
Capital lease obligations                            242,189        310,008
                                                ------------   ------------
Total                                             13,258,506     18,825,144
Less current portion                               3,753,154      4,955,080
                                                ------------   ------------
Notes payable--non-current                      $  9,505,352   $ 13,870,064
                                                ============   ============

At April 30, 1996, the Company had a bank credit agreement consisting of a
$3.2 million term-loan, a $9.0 million revolving credit facility, a $9.8 million standby letter of credit facility of which $0.2 million was available and a $5.0 million capital equipment acquisition facility of which $3.9 million was available. The bank credit agreement contains restrictions which, among other things, require maintenance of certain financial ratios and covenants, restrict encumbrances of assets and creation of indebtedness, and limit the payment of cash dividends. Cash dividends are limited to 33 1/3 percent of
earnings available for distribution as dividends.   No cash dividends have
been paid during the nine month period ended April 30, 1996. Substantially all of the Company's assets are pledged as collateral under the terms of the agreement. At April 30, 1996, the Company was in compliance with all financial covenants and conditions.

The interest rate on the term-loan and the revolving credit facility is at the bank's prime interest rate plus one-half percent (8.75% at April 30, 1996).
The interest rate on the equipment acquisition term-loans is at the bank's prime interest rate plus three-quarters of one percent (9.00% April 30, 1996). The interest rate on equipment acquisition term-loans subsequent to November 30, 1995 is at the bank's prime interest rate plus one-half percent. Interest costs incurred on notes payable, all of which were expensed, for the nine month periods ended April 30, 1996 and 1995 were $1,141,292 and $1,446,187, respectively. Such amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Beginning September 1995, the term-loan quarterly principal payments increased to $1.0 million from $750,000. The outstanding balance of the equipment acquisition term-loans is payable quarterly through January 1998.
The revolving credit facility is used to finance working capital and is payable in March 1998.

At April 30, 1996, the Company had $9.6 million outstanding standby letters of credit issued as security to the Company's insurance administrators as part of its self-insurance program. During the quarter ended January 31, 1996, the capital equipment acquisition facility and the standby letter of credit facility were renewed for a period of one year expiring November 30, 1996. In addition, the bank increased the borrowing capacity of the capital equipment acquisition facility from $3.0 million to $5.0 million and reduced the interest rate on future borrowings from the bank's prime interest rate plus three-quarters of one percent to the bank's prime interest rate plus one-half percent. No additional borrowings under the capital equipment acquisition facility occurred during the quarter ended April 30, 1996.

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

Results of Operations

The Company reported earnings per common share of $0.20 and $0.43 for the three and nine month periods ended April 30, 1996, respectively, as compared to earnings per common share of $0.12 and $0.36, respectively, for the corresponding periods last year.

Contract revenues for the quarter ended April 30, 1996 decreased 3.8% to $34.5 million, as compared to $35.9 million for the same quarter last year.
The telecommunication services and utility line locating services groups contract revenue decreased 2.8% to $31.9 million for the quarter. The electrical services group contract revenue decreased $0.4 million to $2.6 million for the quarter as compared to the corresponding period last year. The decline in total contract revenues is primarily attributed to lower volumes on multi-year comprehensive services contracts within the telecommunication services group and loss of certain utility locating contracts.

For the nine month period ended April 30, 1996 contract revenues of $104.5 million decreased slightly as compared to the $105.6 million reported in the corresponding period last year.

The contract revenue mix between telecommunication services, utility line locating services and electrical services over recent years has reflected a steady increase in contract revenues from the telecommunication services group offset by a decline in the utility line locating group. The contract revenue mix between telecommunication services, utility line locating services and electrical services for the quarter ended April 30, 1996 was 82%, 10%, and 8%, respectively, and 81%, 11% and 8%, respectively, for the quarter ended April 30, 1995. For the nine-month period ended April 30, 1996, the contract revenue mix between telecommunications services group, utility line locating group and electrical services group was 83%, 9%, and 8%, respectively as compared to 81%, 11%, and 8%, respectively, for the corresponding period last year. Contract revenue from multi-year comprehensive services contracts continue to be a significant source of contract revenue. For the three and nine month periods ended April 30, 1996, multi-year comprehensive services contracts included in the telecommunications services group, represented 62% and 64% of total contract revenues, respectively.

The Company's backlog of uncompleted work at April 30, 1996 was $231 million as compared to $192 million at April 30, 1995. Contracts awarded during the quarter ended April 30, 1996 include the renewal of two multi-year comprehensive services contract with combined estimated revenues of $21.8 million, two new multi-year utility line locating contracts and the renewal of a multi-year utility line locating contract with combined estimated revenues of $19.6 million, and a new multi-year electrical services contract with estimated revenues of $2.5 million.

The Company's costs and operating expenses may be affected by a number of factors including contract volumes, character of services rendered, work locations, competition, and changes in productivity. Costs of earned revenues, excluding depreciation, were 79% and 83% of contract revenues for the quarters ended April 30, 1996 and 1995, respectively, and 81% and 82% for the nine month periods ended April 30, 1996 and 1995, respectively. For the quarter ended April 30, 1996 costs of earned revenues decreased as a percentage of contract revenues as compared to the same period last year primarily due to lower subcontractors cost. The Company's prime costs of direct labor, materials, subcontractors, and equipment costs remained relatively stable for the nine month periods ended April 30, 1996 compared to the corresponding period last year.

General and administrative expenses for the quarter ended April 30, 1996 increased $0.2 million to $3.6 million as compared to $3.4 million reported in the corresponding period last year. This increase is primarily attributable to group insurance costs which increased by $0.2 million and other general expenses which increased by $0.2 million. The increase in general and administrative expenses was partially offset by a $0.2 million decrease in interest expense. For the nine month period ended April 30, 1996 general and administrative expenses increased $0.7 million to $11.1 million as compared to $10.4 million for the corresponding period last year. This increase is primarily attributable to payroll and payroll taxes which increased by $0.5 million, general insurance costs which increased by $0.2 million, and other general expenses which increased by $0.5 million. These increases in general and administrative expenses were partially offset by a $0.2 million decrease in the provision for doubtful accounts, and a $0.3 million decrease in interest expense.

The Company's 41.8% effective tax rate for the nine month period ended April 30, 1996, is the result of state income taxes, the amortization of intangible assets with no tax benefit, and other non-deductible expenses for tax purposes.



Liquidity and Capital Resources

The Company's sources of funds are generated from operations, proceeds from the sale of idle real property and surplus equipment and its available borrowing capabilities under the current bank credit agreement. Cash flow from operating activities increased $2.6 million to $9.0 million in comparison to the same period last year. Improved receivable collections contributed to the increase in cash flow during this period.

The Company's sources of funds provided for capital expenditures of $5.1 million during the nine month period ended April 30, 1996. These capital expenditures resulted from the normal replacement of equipment. Aside from these capital expenditures, the Company obtained approximately $2.2 million of equipment under various noncancelable operating leases.

At April 30, 1996, the Company had outstanding borrowings under a term-loan of $3.2 million, equipment acquisition term-loans aggregating $0.8 million, and a revolving credit facility of $9.0 million. The interest rate on the term-loan and revolving credit facility is at the bank's prime interest rate plus one-half percent (8.75% at April 30, 1996). The interest rate on the equipment acquisition term-loans is at the bank's prime interest rate plus three-quarters of one percent (9.00% at April 30, 1996). During the nine month period ended April 30, 1996, the Company reduced its outstanding debt balance by $5.6 million, which included a $1.7 million prepayment of the term-loan principal utilizing the proceeds received from the sale of surplus equipment and real property. Substantially all of the Company's assets are pledged as collateral in support of these facilities.

In addition, the Company has available a $9.8 million standby letter of credit facility of which $0.2 million is available and a $5.0 million capital equipment acquisition facility of which $3.9 million is available at April 30,

1996. The standby letter of credit facility is issued as security to the Company's insurance administrators as part of its self-insurance program. During the quarter ended January 31, 1996, the capital equipment acquisition facility and the standby letter of credit facility were renewed for a period of one year expiring November 30, 1996. In addition, the bank increased the borrowing capacity of the capital equipment acquisition facility from $3.0 million to $5.0 million and reduced the interest rate on future borrowings from the bank's prime interest rate plus three-quarters of one percent to the bank's prime interest rate plus one-half percent. No additional borrowings under the capital equipment acquisition facility occurred during the quarter ended April 30, 1996.

The bank credit agreement contains provisions regarding minimum working capital, tangible net worth, debt-to-equity ratios and certain other financial covenants. At April 30, 1996, the Company was in compliance with all financial covenants and conditions.

Cash flow generated from operations will continue to be the Company's primary source of funds as available borrowing capabilities under the bank credit agreement are limited. The Company foresees these available sources of funds along with existing cash balances to be sufficient to meet its financial obligations, including the scheduled debt payments under the bank credit agreement and operating lease commitments, and to support the Company's normal replacement of equipment at its current level of business. The Company's future operating results and cash flows may be affected by a number of factors, such as, the Company's success in bidding on future contracts and the Company's ability to effectively manage controllable costs.

No cash dividends have been paid during the nine month period ended April 30, 1996. The Company's Board of Directors will determine future dividend policies based on financial condition, profitability, cash flow, capital requirements, and business outlook, as well as other factors relevant at the time. Cash dividends are limited to 33 1/3 percent of earnings available for distribution as dividends under the terms of the bank credit agreement.

PART II. OTHER INFORMATION
__________________________


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibits furnished pursuant to the requirements of Form 10-Q:

                    See Exhibit Index on Page 18

(b) Reports On Form 8-K

No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended April 30, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                DYCOM INDUSTRIES, INC.

                                                Registrant



Date:  June 13, 1996                            /s/ Thomas R. Pledger
       _________________                        ____________________________

                                                Thomas R. Pledger
                                                Chairman and Chief Executive
                                                Officer






Date:  June 13, 1996                            /s/ Ronald L. Roseman
       _________________                        ____________________________

                                                Ronald L. Roseman
                                                President and Chief Operating
                                                Officer






Date:  June 13, 1996                            /s/ Douglas J. Betlach
       _________________                        ____________________________

                                                Douglas J. Betlach
                                                Vice President and Chief
                                                Financial Officer





                                EXHIBIT INDEX

       Number                    Description
       ______                    ___________
       (27)            Financial Data Schedule


