Form 10-K405
period 1996-07-31
DYCOM INDUSTRIES INC
filed 1996-10-17
CIK 67215

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended July 31, 1996
                                 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _______ to _______

                    Commission File Number 0-5423
                       DYCOM INDUSTRIES, INC.
        (Exact name of registrant as specified in its charter)

         Florida                                     59-1277135
(State of incorporation)               (I.R.S. Employer Identification No.)

4440 PGA Boulevard, Suite 600
Palm Beach Gardens, Florida                                  33410
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (561) 627-7171

Securities registered pursuant to Section 12(b) of the Act:
    Title of each class           Name of each exchange on which registered
       Common Stock,                      New York Stock Exchange
   par value $.33 1/3 per share

Securities registered pursuant to Section 12(g) of the Act:
                                   None
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting common stock, par value $.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on October 10, 1996 was $120,362,628.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                    Outstanding as of October 10, 1996
   Common Stock, $.33 1/3                         8,674,784

The registrant's proxy statement for the Annual Meeting of Shareholders to be held on November 25, 1996 (the "Definitive Proxy Statement") to be filed with the Commission pursuant to Regulation 14A is incorporated by reference into Part III of this Form 10-K.

                                  PART I

Item 1. Business
General

The business of Dycom Industries, Inc. ("Dycom" or the "Company") consists primarily of providing a range of services to large companies in the telecommunication and electric utility industries, private enterprise, and governmental units. The services performed by Dycom can be categorized into three broad groups: telecommunication services, utility line locating services, and electrical services.

The telecommunication services performed by the Company consist primarily of installation, maintenance, and other routine services performed under comprehensive service contracts and the design and deployment of fiber optic networks for communication companies and other business users. Prior to November of 1989, most of the Company's telecommunication services business consisted of installing fiber optic transmission lines for long-distance carriers which were converting their systems from copper wire. This long-distance conversion from copper to fiber optic facilities has essentially been completed. As this work declined, the Company moved into the performance of services under comprehensive service contracts. This was primarily accomplished through the acquisition of Ansco & Associates, Inc. and Star Construction, Inc. in fiscal 1990.

Contracts originate with both local telephone companies and with business users. Design work performed by the Company's telephone engineers and draftspersons is used by local telephone companies in the modernization and expansion of their telephone networks. The Company also provides services in the area of inside networks for office buildings, commercial parks and governmental facilities, and the creation and maintenance of records.

The utility line locating services performed by the Company involves the site identification of underground utilities such as water, sewer, gas, telephone, and cable television lines. These services are performed under contracts with various utility companies for the benefit of parties excavating in an area where underground utilities are located.

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

Contracts

A majority of the Company's contract revenues are generated under comprehensive service contracts. Under comprehensive service contracts, the Company has the exclusive right to perform specified items of work during the contract period. The customers may exclude certain work they perform
themselves and projects which exceed stipulated amounts.   However, in the
cases where a project's scope exceeds these stipulated amounts, the Company
is typically permitted to bid for these projects.   The Company may be
compensated on a unit or hourly basis or at a fixed price for services performed. Comprehensive service contracts for telephone companies, maintenance work, utility line locating services, and other service contracts are generally for terms of one-to-three years. These contracts may be extended for one or two additional years and are periodically renewed through competitive bid. In addition to comprehensive service contracts, the Company bids for other contract work. Contracts are generally awarded on the basis of a number of factors, such as price competitiveness, quality of work, on-time completion, and ability to mobilize the needed work force. The weight attributed to each factor will vary from contract-to-contract, but price is normally a major consideration.

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

For the years ended July 31, 1996, 1995, and 1994, approximately 61%, 58%, and 55%, respectively, of contract revenues were from BellSouth
Telecommunications, Inc. and 9%, 9%, and 11%, respectively, of contract revenues were from GTE.


Backlog

The backlog of uncompleted work on hand at July 31, 1996 amounted to approximately $228 million, of which approximately 50% is expected to be completed within the next fiscal year. Backlog at July 31, 1995 and 1994 was $175 million and $181 million, respectively.

Competition

The telecommunication and electric utility services industry is highly competitive, requiring substantial resources and experienced personnel. Depending upon the size of a particular contract, competition in the bidding process varies from intense for smaller contracts to less competitive on larger, more technically complex assignments. Historically, the Company's financial resources enabled it to satisfy the requirements for bonding, technical, administrative, and financial prequalifications required in connection with certain larger projects. There are no companies controlling substantial market shares nationally in the telecommunication and electric utility services industry. The leading telephone and utility companies have maintained a high level of competition in the construction market to help control capital outlays, ensure high standards of quality and workmanship, and avoid contractor dependence. Some of the Company's competitors are larger in size and have greater financial resources; however, most are smaller than the Company.


Employees

The number of employees of the Company and its subsidiaries varies according to the contracts in progress. As a matter of course, the Company maintains a nucleus of technical and managerial personnel from which it draws to supervise all projects. Other employees are added as needed to complete specific projects. Such employees are generally available to the Company. At July 31, 1996, the Company had 1,958 employees. The Company has no collective bargaining agreements. The Company considers its relations with its employees to be good.


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



Item 2. Properties

The Company leases its 7,900 sq. ft. executive office located in Palm Beach Gardens, Florida. The Company's principal operations are conducted from owned and leased administrative offices, district field offices, equipment yards and shop facilities, and temporary storage locations. The Company's owned properties include an 8,000 sq. ft. administrative office in Phoenix, Arizona; combined office and shop facilities of 19,100 sq. ft. in Durham, North Carolina; 18,000 sq. ft. in Pinellas Park, Florida; and 9,000 sq. ft. in West Palm Beach, Florida. The Company leases, subject to long-term noncancelable leases, combined office and shop facilities of 21,000 sq. ft. in Bridgeport, Connecticut; 14,000 sq. ft. in Wallingford, Connecticut; 12,500 sq. ft. in Knoxville, Tennessee; 8,200 sq. ft. in Port Reading, New Jersey; and 7,200 sq. ft. in Greensboro, North Carolina. The Company also leases and owns other smaller properties as necessary to enable it to effectively perform its operations under comprehensive service contracts and other specific contracts. The Company believes that its facilities are adequate for its current operations.

Item 3. Legal Proceedings

The Company is not involved in any material legal proceedings within the meaning of Item 103 of Regulation S-K. In the normal course of business, certain subsidiaries of the Company have pending and unasserted claims. Although the ultimate resolution and liability of these claims cannot be determined, management believes the final disposition of these claims will not have a material adverse impact on the Company's consolidated financial condition or results of operations.


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

                                     Fiscal 1996         Fiscal 1995
                                     _____________      _____________

                                      High     Low      High     Low
                                     ______   _____     _____   _____
First Quarter                        $ 8 1/2 $6 1/8     $3      $2
Second Quarter                         7 1/4  4 7/8      4 3/8   2 1/8
Third Quarter                          9 3/4  5 5/8      4 1/4   3 1/4
Fourth Quarter                        13 5/8  8 5/8      7 1/2   3 5/8

As of October 10, 1996, there were approximately 742 record holders of the Company's $.33 1/3 par value common stock. The common stock traded at a high of $14 3/4 and a low of $11 during the period August 1, 1996 through October 10, 1996.

Dycom has not paid any cash dividends on its common stock during the last five fiscal years. For further discussion of dividend policy and restrictions on the payment of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 6. Selected Financial Data

The following table sets forth certain selected financial data of the Company for the years ended July 31, 1996, 1995, 1994, 1993, and 1992. This data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

                              In Thousands, Except Per Share Amounts
                              ______________________________________

                           1996      1995       1994<F1>  1993<F1>  1992
                           ____      ____       ____      ____      ____
Revenues                 $145,135  $145,283   $122,492  $136,941  $134,253
Net income (loss)           6,390     4,433     (7,777)  (31,508)   (4,573)
Earnings (loss) per
 common and common
 equivalent share:<F2>
  Primary                    0.73      0.52      (0.91)    (3.68)    (0.54)
  Fully diluted              0.72      0.52      (0.91)    (3.68)    (0.54)
Total assets               52,074    51,793     48,699    60,178    94,845
Long-term obligations      16,515    20,468      5,137<F3>27,358    27,627
Stockholders' equity       17,776    11,187      6,709    14,186    45,270
Cash dividends per share     -0-       -0-        -0-        -0-       -0-

       <F1>
       The Company changed its method of accounting for income taxes as of the beginning of fiscal 1993; the years prior to fiscal 1993 have been restated. Also, the Company wrote-off $1,423 and $24,285 of intangible assets in 1994 and 1993, respectively.

       <F2>
       The options to purchase common stock had a dilutive effect on the computation of earnings per common share for fiscal year 1996.
       In the years prior to fiscal 1996, the options to purchase common stock had an insignificant or anti-dilutive effect on the per share amounts. See Note 1 to the consolidated financial statements regarding the per share data.

       <F3>
       The outstanding borrowings under the bank credit agreement were classified as a current liability at July 31, 1994 due to the likelihood of covenant violations within the following twelve months. But for the reclassification, the long-term obligations at July 31, 1994 would have been $24,011.

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

Results of Operations
Fiscal 1996 compared to Fiscal 1995

The Company reported earnings per common and common equivalent share of $0.73 for the fiscal year ended July 31, 1996. This compares to earnings per common and common equivalent share of $0.52 for the fiscal year ended July 31, 1995. Earnings per common share assuming full dilution was $0.72 per share in fiscal 1996 as compared to $0.52 per share in fiscal 1995.

Contract revenues were $143.9 million in fiscal 1996 or $23,000 higher than fiscal 1995. For the fiscal year ended July 31, 1996, the telecommunication services group contract revenues increased $1.7 million or 1%; while the utility line locating services and the electrical service groups contract revenues decreased $1.1 million or 7%, and $0.6 million or 5%, respectively. The telecommunication services group experienced higher volume associated with the design and installation of broadband networks, telephony engineering and design services, cable splicing, and inside network installations for office buildings. These volume improvements were partially offset by lower volume associated with the multi-year comprehensive service contracts. The utility line locating group's lower volume relates primarily to the loss of certain locating contracts. The electrical utility services group experienced lower volume from bid contracts, partially offset by improved volume and pricing in existing unit master contracts.

The contract revenue mix between the telecommunication services, utility line locating services, and electrical services over recent years has reflected a steady increase in contract revenues from the telecommunication services group, offset by a decline in the electrical services group. For the fiscal years 1996 and 1995, the contract revenue mix between the telecommunication services, utility line locating services, and electrical services was 83%, 10%, and 7%, respectively, and 82%, 10%, and 8%, respectively. Contract revenues from multi-year comprehensive service contracts continues to be a significant source of contract revenue. In fiscal 1996, multi-year comprehensive service contracts included in the telecommunication services group represented 64% of total contract revenues as compared to 68% in fiscal 1995.

The Company's backlog of uncompleted work at July 31, 1996 was $228 million as compared to $175 million at July 31, 1995. During fiscal 1996, the Company was awarded various multi-year comprehensive service contracts totaling approximately $85.2 million in the telecommunication services group. These awards represent successful rebids or extensions granted under existing contracts. The utility line locating services group was awarded multi-year contracts totaling approximately $13.5 million during fiscal 1996. Also during fiscal 1996, the electrical services group was awarded a multi-year contract totaling approximately $2.3 million.

Other revenues were primarily comprised of earnings on short-term investments and net gains and losses from property and equipment disposals. In fiscal 1996, other revenues were $1.2 million or $0.2 million lower than fiscal 1995. Gains on the sale of property and equipment were $77,000 lower than fiscal 1995. In addition, miscellaneous income declined $90,000 in fiscal 1996 compared to fiscal 1995.

The Company's costs and operating expenses generally vary depending on contract volume, character of services rendered, work locations, competition, changes in productivity, and other factors. Cost of earned revenues excluding depreciation, were 80% and 82% of contract revenues for the fiscal years ended July 31, 1996 and 1995, respectively. The cost of earned revenues decreased as a percentage of contract revenues due to improved margins. Operating efficiencies and productivity in the labor force and the utilization of more modern equipment were the primary factors contributing to the margin improvements.

General and administrative expenses were $14.6 million in fiscal 1996 as compared to $14.1 million in fiscal 1995. The increase is primarily attributable to a $0.6 million increase in administrative salaries, wages and related payroll taxes, a $0.2 million increase in general insurance, and a $0.2 million increase in professional fees. These increases were partially offset by a $0.5 million decrease in interest expense due to the declining balance of outstanding indebtedness.

The provision for income taxes was $2.7 million in fiscal 1996 as compared to $3.1 million in fiscal 1995. The provision for income taxes reflects a $1.1 million reduction in a deferred tax asset valuation allowance recorded in the fourth quarter of fiscal 1996. The Company's effective tax rate is 30% in fiscal 1996 as compared to 41% in fiscal 1995. The effective tax rate differs from the statutory rate due to state income taxes, the amortization of intangible assets with no tax benefit, other non-deductible expenses for tax purposes, and in 1996, the reduction in the deferred tax asset valuation allowance.

Fiscal 1995 compared to Fiscal 1994

Contract revenues in fiscal 1995 were $143.9 million or 19% higher than the contract revenues recorded for fiscal 1994. The increase in contract revenues was primarily attributable to the increased volume experienced in the telecommunication services and utility line locating services groups.

The telecommunication services and utility line locating services groups contract revenues increased $23.6 million or 25% and $3.4 million or 30%, respectively, for the fiscal year ended July 31, 1995. Contract revenues from the telecommunication services and utility line locating services groups increased as a result of improved pricing and volume realized on multi-year comprehensive service contracts. The electrical services group contract revenues decreased 29% or $4.5 million for the fiscal year ended July 31, 1995. The electrical services group experienced lower contract revenues as a result of lower volume on existing unit master contracts and the decision in fiscal 1994 to terminate the Company's business interest in the government electrical contracting activities.

The Company's revenue mix between telecommunication services, utility line locating services, and electrical services for fiscal year ended July 31, 1995 was 82%, 10%, and 8%, respectively, and 78%, 9%, and 13%, respectively, for the fiscal year ended July 31, 1994. The contract revenue mix for fiscal 1995 reflected an increase in contract revenues from the telecommunication services group. This increase is primarily attributable to the multi-year comprehensive service contracts which represent 68% of total contract revenues in fiscal 1995 compared to 66% in fiscal 1994.

The Company's backlog of uncompleted work at July 31, 1995 was $175 million as compared to $181 million at July 31, 1994. During fiscal 1995, the Company was awarded various multi-year comprehensive service contracts totaling approximately $71 million in the telecommunication services group. During fiscal 1994, the Company was awarded various multi-year comprehensive service contracts in the telecommunication services group totaling approximately $127 million of which $73 million represents successful rebids of existing contracts.

In fiscal 1995, other revenues included gains from the disposal of idle and surplus property and equipment of $0.8 million. In fiscal 1994, other revenues included $0.3 million from the recovery of damages received in the settlement of a breach of contract claim and $0.2 million from gains on the disposal of idle and surplus property and equipment.

Cost of earned revenues, excluding depreciation, was 82% of contract revenues in fiscal 1995, and 87% in fiscal 1994. The Company's prime costs of direct labor, materials, subcontractors, and equipment costs remained relatively stable at 63% and 64% of contract revenues for the fiscal years ended July 31, 1995 and 1994, respectively. Cost of earned revenues in fiscal 1995 decreased as a percentage of contract revenues as compared to fiscal 1994 due to operating efficiencies and productivity, and the cancellation of less profitable contracts during fiscal 1994. Also, the favorable settlement of a lawsuit in fiscal 1995 resulted in the reversal of $450,000 of a previously accrued $1.2 million liability.

General and administrative expenses in fiscal 1995 were $14.1 million compared to $15.6 million in fiscal 1994. The primary factor contributing to the decrease was a $0.8 million reduction in professional and legal fees. In fiscal 1994, a $0.4 million charge was recorded for the settlement of a lawsuit filed by BellSouth Telecommunications, Inc.

During fiscal 1994, the Company wrote off $1.4 million of intangible assets with no related tax benefit. Approximately, $1.3 million of the write-off relates to the acquisition of Prime Utility Contractors, Inc. ("Prime"). During the quarter ending July 31, 1994, Prime voluntarily terminated its only telecommunication services contract as a result of the Company's involvement in certain litigation matters with BellSouth Telecommunications, Inc. in the state of Alabama. Given the severity of the litigation matters and the competitive environment in which the Company and its subsidiaries operate, the Company could not predict with any certainty whether Prime would be awarded service contracts in the future. These factors led the Company to conclude that the intangible assets related to the acquisition of Prime were permanently impaired and would not be recoverable from future earnings. In fiscal 1995, the Company completed the liquidation of Prime. The remaining intangible asset write-off of $0.1 million relates to the Company terminating its business interests in the utility right-of-way maintenance activities and certain other business activities.

During fiscal 1994, the Company recorded a deferred tax asset valuation allowance of $1.7 million to recognize the Company's possible inability to generate sufficient taxable income to realize the related deferred tax assets. The variance between the statutory tax rates and the effective tax rates resulted from the impact of the deferred tax asset valuation allowance, the write-off of intangible assets without any related tax benefits, and other non-deductible expenses for tax purposes.

On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 (the "Act") was signed into law. The Act increased the federal tax rate to 35% for taxable income in excess of $10 million and reduced the deductibility of certain business expenses. The Act did not have a material effect on the Company's consolidated financial statements.

During fiscal 1994, the Company decided to terminate its business interests relating to the governmental electrical contracting and utility right-of-way maintenance activities. For fiscal 1994, the loss from these activities was $2.3 million, or $0.26 per share. The estimated costs of completing the existing contracts, the write-off and disposal of certain assets, and the administrative expenses required to shutdown these activities resulted in a charge of $0.6 million in fiscal 1994.

Subsequent to July 31, 1994, several disputes between the Company and Mr. Stover (a former Director of the Company) and affiliated parties were resolved and settled. The settlement required the payment of $103,000 by the Company to Mr. Stover. In addition, the settlement modified the terms of the lease agreements the Company had previously entered into with Mr. Stover and affiliated parties. The modifications reduced the monthly rental payments effective January 1995 and accelerated the termination dates to be no later than June 30, 1998. As a result, the Company recorded a charge against operations of $0.6 million, including a $0.4 million reserve against certain leasehold improvements, during the quarter ended July 31, 1994.


Liquidity and Capital Resources

The Company's primary sources of cash and equivalents has historically been from operating activities and the proceeds from the sale of idle and surplus real property and equipment. Strong operating results continued to finance the Company's working capital and capital expenditure requirements. The excess funds generated were used to reduce the Company's outstanding long-term debt. Net cash flows from operating activities in fiscal 1996 of $11.5 million were 26% above the $9.2 million in fiscal 1995. These internally generated sources of funds continue to be the Company's primary source of liquidity as the available borrowing capabilities under the bank credit agreement are limited.

Investing activities used $7.6 million of cash in fiscal 1996 for the normal replacement of equipment and the start up of new contracts in the utility line locating services group. Investing activities also included proceeds of $2.2 million from the sale of property and equipment. Aside from the capital expenditures, the Company obtained approximately $3.0 million of equipment under various noncancelable operating leases ranging from one-to-three years.

Cash used for financing activities in fiscal 1996 was $6.7 million for debt reduction. This included a $1.8 million prepayment of the term-loan principal from the proceeds on the sale of certain property and equipment. The Company has continued its efforts to extinguish the balance of the term-loan principal. The final term-loan principal payment is scheduled for March 1997. This is one year earlier than the original repayment date in the bank credit agreement. During fiscal 1996, $135,000 of equipment was financed by a capital lease.

At July 31, 1996, the Company had outstanding borrowings under a term-loan of $2.2 million, equipment acquisition term-loans aggregating $0.7 million, and a revolving credit facility of $9.0 million. The interest rate on the term-loan and revolving credit facility is at the bank's prime interest rate plus one-half percent (8.75% at July 31, 1996 and 9.25% at July 31, 1995).
The interest rate on the equipment acquisition term-loans is at the bank's prime interest rate plus three-quarters percent (9.00% at July 31, 1996 and 9.50% at July 31,1995). The interest rate on equipment acquisition term-loans subsequent to November 30, 1995 is at the bank's prime interest rate plus one-half percent. The outstanding principal on the term-loan and equipment acquisition term-loans are payable quarterly through March 1997 and January 1998, respectively. The revolving credit facility is used to finance working capital and is payable in March 1998. Substantially all of the Company's assets are pledged as collateral in support of these facilities.

In addition, the Company has available a $9.8 million standby letter of credit facility of which $0.2 million was available and a $5.0 million equipment acquisition facility of which $4.0 million was available at July 31, 1996. The standby letter of credit facility is issued as security to the Company's insurance administrators as part of its self-insurance program. During fiscal 1996, the bank renewed these facilities for a period of one year expiring on November 30, 1996. In addition, the bank increased the borrowing capacity of the equipment acquisition facility from $3.0 million to $5.0 million and reduced the interest rate on future borrowings from the bank's prime interest rate plus three-quarters percent to the bank's prime interest rate plus one-half percent. There were no additional borrowings under the revised terms of the equipment acquisition facility. The Company currently intends to petition the lender for renewal of these facilities and anticipates that the renewals will be granted.

The bank credit agreement contains provisions regarding minimum working capital, tangible net worth, debt-to-equity ratios and certain other financial covenants. At July 31, 1996 and July 31, 1995, the Company was in compliance with all financial covenants and conditions of the bank credit agreement.

No cash dividends have been paid during the last five fiscal years. The Board will determine future dividend policies based on financial condition, profitability, cash flow, capital requirements, and business outlook, as well as other factors relevant at the time. The Company's bank credit agreement limits the payment of cash dividends to 33 1/3 percent of earnings available for distribution.

The Company foresees its capital resources together with existing cash balances, to be sufficient to meet its financial obligations, including the scheduled debt payments under the bank credit agreement and operating lease commitments, and to support the Company's normal replacement of equipment at its current level of business. The Company's future operating results and cash flows may be affected by a number of factors including the Company's success in bidding on future contracts and the Company's ability to effectively manage controllable costs.

Recently Issued Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that the long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will adopt this Statement in fiscal 1997. The impact on the Company of adopting SFAS No. 121 is not expected to have a material adverse impact on the consolidated financial position or results of operations.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation" which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. It allows the continued use of the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees". The Company has not yet determined the method or effect on operating results of implementing this Statement; however, the adoption of SFAS No. 123 is not expected to have a material adverse impact on the consolidated financial position or results of operations.

Outlook

The Company completed fiscal year 1996 with a backlog of uncompleted work of $228 million of which approximately 50% will be completed in fiscal year 1997. Contract revenues recognized will be partially dependent upon the timing and amounts of new work. The Telecommunications Reform Act of 1996 is a significant factor contributing to the industry's growth potential.
The Company's success in taking advantage of new growth opportunities will be affected by its ability to secure adequate bonding and financing facilities to purchase needed equipment and to mobilize a trained labor force. Management is not aware of any adverse trends that would materially affect the Company's financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data

The Registrant's consolidated financial statements and related notes and independent auditors' report follow on subsequent pages of this report.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 1996 and 1995

                                                 1996            1995
ASSETS
CURRENT ASSETS:
Cash and equivalents                          $  3,835,479    $  4,306,675
Accounts receivable, net                        13,306,064      16,330,477
Costs and estimated earnings in
 excess of billings                              7,137,212       5,223,425
Deferred tax assets, net                         1,261,065         385,755
Other current assets                             1,248,405       1,396,201
                                              ------------    ------------
Total current assets                            26,788,225      27,642,533
                                              ------------    ------------

PROPERTY AND EQUIPMENT, net                     19,574,410      18,802,563
                                              ------------    ------------
OTHER ASSETS:
Intangible assets, net                           4,839,447       4,994,535
Deferred tax assets                                598,887
Other                                              272,916         353,227
                                              ------------    ------------
Total other assets                               5,711,250       5,347,762
                                              ------------    ------------
TOTAL                                         $ 52,073,885    $ 51,792,858
                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                              $  3,541,789    $  5,607,567
Notes payable                                    2,758,795       4,955,080
Billings in excess of costs and
 estimated earnings                                 38,714         100,951
Accrued self-insured claims                      3,064,229       2,266,855
Income taxes payable                               227,619         621,483
Other accrued liabilities                        8,151,589       6,585,387
                                              ------------    ------------
Total current liabilities                       17,782,735      20,137,323

NOTES PAYABLE                                    9,452,630      13,870,064
ACCRUED SELF-INSURED CLAIMS                      7,062,150       6,598,372
                                              ------------    ------------
Total liabilities                               34,297,515      40,605,759
                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, par value $.33 1/3
 per share: 50,000,000 shares
 authorized; 8,601,492 and 8,543,990
 issued and outstanding, respectively            2,867,164       2,847,997
Additional paid-in capital                      24,473,269      24,293,309
Retained earnings (deficit)                    ( 9,564,063)    (15,954,207)
                                              -------------   ------------
Total stockholders' equity                      17,776,370      11,187,099
                                              ------------    ------------
TOTAL                                         $ 52,073,885    $ 51,792,858
                                              ============    ============
See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 1996, 1995, AND 1994

                                      1996          1995          1994
REVENUES:
Contract revenues earned          $143,932,608  $143,909,874  $121,407,707
Other, net                           1,202,772     1,373,242     1,084,195
                                  ------------  ------------  ------------
Total                              145,135,380   145,283,116   122,491,902
                                  ------------  ------------  ------------
EXPENSES:
Cost of earned revenues
 excluding depreciation            115,732,334   117,742,300   105,607,777
General and administrative          14,564,558    14,113,615    15,582,953
Depreciation and
 amortization                        5,718,768     5,911,104     7,337,438
Intangible asset write-off                                       1,422,876
                                  ------------  ------------  ------------
Total                              136,015,660   137,767,019   129,951,044
                                  ------------  ------------  ------------
INCOME (LOSS) BEFORE INCOME
 TAXES                               9,119,720     7,516,097    (7,459,142)
                                  ------------  ------------  ------------
PROVISION (BENEFIT) FOR
 INCOME TAXES
  Current                            4,203,772     3,082,893    (1,445,880)
  Deferred                          (1,474,196)                  1,763,661
                                  ------------  ------------  ------------
Total                                2,729,576     3,082,893       317,781
                                  ------------  ------------  ------------

NET INCOME (LOSS)                 $  6,390,144  $  4,433,204  $ (7,776,923)
                                  ============  ============  ============
EARNINGS (LOSS) PER COMMON
 AND COMMON EQUIVALENT SHARE:
  Primary                         $       0.73  $       0.52  $      (0.91)
                                  ============  ============  ============
  Fully diluted                   $       0.72  $       0.52  $      (0.91)
                                  ============  ============  ============

SHARES USED IN COMPUTING EARNINGS
 (LOSS) PER COMMON AND COMMON
 EQUIVALENT SHARE:
  Primary                            8,806,577     8,535,524      8,528,990
                                  ============  ============  =============

  Fully diluted                      8,875,042     8,535,524      8,528,990
                                  ============  ============  =============

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 31, 1996, 1995, AND 1994

                                      1996          1995          1994

COMMON STOCK:
Balance at beginning of year      $  2,847,997  $  2,842,997  $  2,842,997
 Stock options exercised                19,167         5,000
                                  ------------  ------------  ------------
Balance at end of year               2,867,164     2,847,997     2,842,997
                                  ------------  ------------  ------------
ADDITIONAL PAID-IN CAPITAL:
Balance at beginning of year        24,293,309    24,253,309    24,253,309
 Stock options exercised               179,960        40,000
                                  ------------  ------------  ------------
Balance at end of year              24,473,269    24,293,309    24,253,309
                                  ------------  ------------  ------------
RETAINED EARNINGS (DEFICIT):
Balance at beginning of year       (15,954,207)  (20,387,411)  (12,610,488)
 Net income (loss)                   6,390,144     4,433,204    (7,776,923)
                                  ------------  ------------  ------------
Balance at end of year             ( 9,564,063)  (15,954,207)  (20,387,411)
                                  ------------  ------------  ------------
UNEARNED RESTRICTED STOCK
 COMPENSATION:
Balance at beginning of year                                      (300,000)
 Amortization of deferred
  compensation                                                     300,000
                                  ------------  ------------  ------------
Balance at end of year                       0             0             0
                                  ------------  ------------  ------------

TOTAL STOCKHOLDERS' EQUITY        $ 17,776,370  $ 11,187,099  $  6,708,895
                                  ============  ============  ============

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 1996, 1995, AND 1994

                                      1996          1995          1994
Increase (Decrease) in Cash and
 Equivalents from:
OPERATING ACTIVITIES:
Net income (loss)                 $  6,390,144  $  4,433,204  $ (7,776,923)
Adjustments to reconcile net cash
 provided by operating activities:
  Intangible asset write-off                                     1,422,876
  Depreciation and amortization      5,718,768     5,911,104     7,337,438
  (Gain) loss on disposal of assets   (760,809)     (837,942)      225,858
  Deferred income taxes             (1,474,196)                  1,763,661
  Deferred compensation                                            300,000
Changes in assets and liabilities:
  Accounts receivable, net           3,024,413    (1,444,880)      852,796
  Unbilled revenues, net            (1,976,024)   (1,608,984)      109,120
  Other current assets                 147,796      (132,597)      (21,165)
  Other assets                          80,311        87,120      (247,911)
  Accounts payable                  (2,065,779)      877,189        91,564
  Accrued self-insured claims
   and other liabilities             2,827,397     1,245,941       487,331
  Accrued income taxes                (393,864)      621,483
                                  ------------  ------------  ------------
Net cash inflow from operating
  activities                        11,518,157     9,151,638     4,544,645
                                  ------------  ------------  ------------
INVESTING ACTIVITIES:
  Capital expenditures              (7,632,761)   (5,971,966)   (4,825,723)
  Proceeds from sale of assets       2,193,341     2,566,619     2,464,677
                                   ------------  ------------  ------------
Net cash outflow from investing
  activities                        (5,439,420)   (3,405,347)   (2,361,046)
                                  ------------  ------------  ------------
FINANCING ACTIVITIES:
  Borrowings on notes payable and
   bank lines-of-credit                            1,350,000     1,100,000
  Principal payments on notes
   payable and bank lines-of-
    credit                          (6,749,060)   (5,460,399)   (5,090,555)
  Exercise of stock options            199,127        45,000
                                  ------------  ------------  ------------
Net cash outflow from financing
  activities                        (6,549,933)   (4,065,399)   (3,990,555)
                                  ------------  ------------  ------------
NET CASH INFLOW (OUTFLOW) FROM
  ALL ACTIVITIES                      (471,196)    1,680,892    (1,806,956)
CASH AND EQUIVALENTS AT BEGINNING
  OF YEAR                            4,306,675     2,625,783     4,432,739
CASH AND EQUIVALENTS AT END       ------------  ------------  ------------
  OF YEAR                         $  3,835,479  $  4,306,675  $  2,625,783
                                  ============  ============  ============

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
FOR THE YEARS ENDED JULY 31, 1996, 1995, AND 1994

                                       1996         1995          1994
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW AND NONCASH INVESTING AND
 FINANCING ACTIVITIES:

Cash paid during the period for:
 Interest                         $  1,504,701  $  1,946,918  $  1,725,832
 Income taxes                        4,614,302     2,749,817       762,792

Property and equipment acquired
 and financed with:
  Capital lease obligations       $    135,341  $    360,242
  Short-term notes payable                                    $    204,521





See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include Dycom Industries, Inc. ("Dycom" or the "Company") and its subsidiaries, all of which are wholly owned. The Company's operations consist primarily of telecommunication and electric utility services contracting. All material intercompany accounts and transactions have been eliminated. For comparative purposes, certain amounts in the 1994 financial statements have been reclassified to conform with the 1996 and 1995 presentations.

USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.

Estimates are used for the revenue recognition of work-in-process, allowance for doubtful accounts, self-insured claims liability, deferred tax asset valuation allowance, depreciation and amortization, and the estimated lives of assets, including intangibles.

REVENUE -- Income on long-term contracts is recognized on the percentage-of-completion method based primarily on the ratio of contract costs incurred to date to total estimated contract costs. As some of these contracts extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting period as the facts that require the revision become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. Income on short-term unit contracts is recognized as the related work is completed. Work-in-process on unit contracts is based on management's estimate of work performed but not billed.

"Costs and estimated earnings in excess of billings" represents the excess of contract revenues recognized under the percentage-of-completion method of accounting for long-term contracts and work-in-process on unit contracts over billings to date. For those contracts in which billings exceed contract revenues recognized to date, such excesses are included in the caption "billings in excess of costs and estimated earnings".

CASH AND EQUIVALENTS -- Cash and equivalents include cash balances in excess of daily requirements which are invested in overnight repurchase agreements, certificates of deposits, and various other financial instruments having a maturity of three months or less. For purposes of the consolidated statements of cash flows, the Company considers these amounts to be cash equivalents. The carrying amount reported in the balance sheet for cash and equivalents approximates its fair value.

PROPERTY AND EQUIPMENT -- Property and equipment is stated at cost, reduced in certain cases by valuation reserves. Depreciation and amortization is computed over the estimated useful life of the assets utilizing the straight-line method. The estimated useful service lives of the assets are: buildings -- 20-31 years; leasehold improvements -- the term of the respective lease or the estimated useful life of the improvements, whichever is shorter; vehicles -- 3-7 years; equipment and machinery -- 3-10 years; and furniture and fixtures -- 3-10 years. Maintenance and repairs are expensed as incurred; expenditures that enhance the value of the property or extend its useful life are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

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

Amortization expense, which is comprised primarily of goodwill, was $155,088, $155,088, and $293,478 for the years ended July 31, 1996, 1995, and 1994, respectively. The intangible assets are net of accumulated amortization of $996,270 and $841,182 at July 31, 1996 and 1995,
respectively.

In fiscal 1994, the Company wrote off the unamortized portion of intangible assets, primarily goodwill, related to an acquired subsidiary and certain terminated business activities totaling $1,422,876. See Note 2.

SELF-INSURED CLAIMS LIABILITY -- The Company is primarily self-insured, up to certain limits, for automobile and general liability, workers' compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $4,458,000 and $5,072,000 at July 31, 1996 and 1995, respectively. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated.

INCOME TAXES -- The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

PER SHARE DATA -- Earnings per common and common equivalent share are computed using the weighted average shares of common stock outstanding plus the common stock equivalents arising from the effect of dilutive stock options, using the treasury stock method. In the years ended July 31, 1995 and 1994, options to purchase stock did not impact the per share amounts as they were either insignificant or anti-dilutive. See Note 11.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that the long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will adopt this Statement in fiscal 1997. The impact on the Company of adopting SFAS No. 121 is not expected to have a material adverse impact on the consolidated financial position or results of operations.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation" which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. It allows the continued use of the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees". The Company has not yet determined the method or effect on operating results of implementing this Statement; however, the adoption of SFAS No. 123 is not expected to have a material adverse impact on the consolidated financial position or results of operations.

2. INTANGIBLE ASSET WRITE-OFF

In fiscal 1994, Prime Utility Contractors, Inc. ("Prime"), a wholly-owned subsidiary of the Company, voluntarily terminated its only telecommunication services contract due to Dycom's involvement in certain litigation matters with BellSouth Telecommunications, Inc. in the state of Alabama. Given the severity of the litigation matters and the competitive environment in which the Company and its subsidiaries operate, Dycom could not predict with any certainty whether Prime would be awarded service contracts in the future. These factors led the Company to conclude that the intangible assets related to the acquisition of Prime were permanently impaired and would not be recoverable from future earnings. As a result, the Company wrote off $1,286,321 of intangible assets (goodwill), net of accumulated amortization of $152,919, with no related tax benefit. In fiscal 1995, the Company completed the liquidation of Prime.

In addition, the Company wrote off $136,555 of intangible assets, net of accumulated amortization of $375,495, related to certain other terminated and discontinued business activities in fiscal 1994.


3. ACCOUNTS RECEIVABLE

Accounts receivable at July 31 consist of the following:

                                                1996             1995
   Contract billings                         $12,305,652      $15,222,897
   Retainage                                   1,138,619        1,201,454
   Other receivables                             368,677          773,704
                                             -----------      -----------
   Total                                      13,812,948       17,198,055
   Less allowance for doubtful accounts          506,884          867,578
                                             -----------      -----------
   Accounts receivable, net                  $13,306,064      $16,330,477
                                             ===========      ===========

4.  COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

                                                1996             1995
   Costs incurred on contracts in progress   $24,272,835      $20,862,665
   Estimated earnings thereon                    334,905          609,280
                                             -----------      -----------
                                              24,607,740       21,471,945
   Less billings to date                      17,509,242       16,349,471
                                             -----------      -----------
                                             $ 7,098,498      $ 5,122,474
                                             ===========      ===========
   Included in the accompanying consolidated
    balance sheets under the captions:
   Costs and estimated earnings in excess
    of billings                              $ 7,137,212      $ 5,223,425
   Billings in excess of costs and
    estimated earnings                           (38,714)        (100,951)
                                             -----------      -----------
                                             $ 7,098,498      $ 5,122,474
                                             ===========      ===========

5.  PROPERTY AND EQUIPMENT

The accompanying consolidated balance sheets include the following property and equipment:

                                                1996             1995
   Land                                      $ 1,711,464      $ 1,723,527
   Buildings                                   2,236,322        2,223,627
   Leasehold improvements                        743,101          750,955
   Vehicles                                   22,153,365       21,381,527
   Equipment and machinery                    20,033,610       19,711,023
   Furniture and fixtures                      3,541,638        2,930,467
                                             -----------      -----------
   Total                                      50,419,500       48,721,126
   Less accumulated depreciation and
    amortization                              30,845,090       29,918,563
                                             -----------      -----------
   Property and equipment, net               $19,574,410      $18,802,563
                                             ===========      ===========

During fiscal 1996 and 1995, certain subsidiaries of the Company entered into lease arrangements accounted for as capitalized leases. The carrying value of capital leases at July 31, 1996 and 1995 was $372,170 and $326,704, respectively, net of accumulated depreciation at July 31, 1996 and 1995 of $123,413 and $33,538, respectively. Capital leases are included as a component of equipment and machinery.

Maintenance and repairs of property and equipment amounted to $5,080,902, $5,015,998, and $5,048,482 for the fiscal years ended July 31, 1996, 1995, and 1994, respectively.

6.  NOTES PAYABLE

Notes payable at July 31 are summarized by type of borrowing as follows:

                                                1996             1995
 Bank Credit Agreement:
  Revolving credit facility                  $ 9,000,000      $ 9,000,000
  Term-loan                                    2,162,812        7,948,469
  Equipment acquisition term-loans               704,167        1,566,667
 Capital lease obligations                       344,446          310,008
                                             -----------      -----------
 Total                                        12,211,425       18,825,144
 Less current portion                          2,758,795        4,955,080
                                             -----------      -----------
 Notes payable--non-current                  $ 9,452,630      $13,870,064
                                             ===========      ===========

At July 31, 1996, the Company had a bank credit agreement consisting of a $9.0 million revolving credit facility, a $2.2 million term-loan, a $5.0 million equipment acquisition facility of which $4.0 million was available, and a $9.8 million standby letter of credit facility of which $0.2 million was available. The bank credit agreement contains restrictions which, among other things, require maintenance of certain financial ratios and covenants, restrict encumbrance of assets and creation of indebtedness, and limit the payment of cash dividends. Cash dividends are limited to 33 1/3 percent of earnings available for distribution as dividends. No cash dividends have been paid during fiscal 1996. Substantially all the Company's assets are pledged as collateral under the terms of the agreement.

The interest rate on the term-loan and the revolving credit facility is at the bank's prime interest rate plus one-half percent (8.75% at July 31, 1996 and 9.25% at July 31, 1995). The interest rate on the equipment acquisition term-loans are at the bank's prime interest rate plus three-quarters percent (9.00% at July 31, 1996 and 9.50% at July 31, 1995). The interest rate on equipment acquisition term-loans subsequent to November 30, 1995 is at the bank's prime interest rate plus one-half percent. Interest costs incurred on notes payable, all of which were expensed, for the years ended July 31, 1996, 1995, and 1994, were $1,457,488, $1,981,010, and $1,704,265, respectively. Such amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

The term-loan quarterly principal payments increased to $1.0 million in September 1995. During fiscal 1996 and 1995, the Company prepaid the term-loan principal utilizing the proceeds from the sale of property and equipment. The prepayments were $1.8 million in fiscal 1996 and $1.5 million in fiscal 1995. The term-loan principal is payable through March 1997. During fiscal 1995, $1.4 million was drawn against the equipment acquisition facility and in accordance with the bank credit agreement, the draws were converted to equipment acquisition term-loans. The outstanding balance of the equipment acquisition term-loans is payable quarterly through January 1998. The revolving credit facility is used to finance working capital and is payable in March 1998.

At July 31, 1996, the Company had $9.6 million in outstanding standby letters of credit issued as security to the Company's insurance administrators as part of its self-insurance program.

During fiscal 1996, the equipment acquisition facility and the standby letter of credit facility were renewed for a period of one year expiring November 30, 1996. In addition, the bank increased the borrowing capacity of the equipment acquisition facility from $3.0 million to $5.0 million and reduced the interest rate on future borrowings from the bank's prime interest rate plus three-quarters percent to the bank's prime interest rate plus one-half percent. There were no additional borrowings under the revised terms of the equipment acquisition facility. The Company currently intends to petition the bank for renewal of these facilities and anticipates that the renewals will be granted.

In addition to the borrowings under the bank credit agreement, certain subsidiaries have outstanding obligations under capital leases. The obligations are payable in monthly installments expiring at various dates through May 1999.

The estimated aggregate annual principal repayments for notes payable in the next three years are $2,758,795 in 1997, $9,411,068 in 1998, and
$41,562 in 1999.

The interest rates on notes payable under the bank credit agreement are at current rates and, therefore, the carrying amount approximates fair value.

7. INCOME TAXES

The components of the provision (benefit) for income taxes are:

                                       1996          1995          1994
 Current:
   Federal                       $  3,408,167  $  2,582,918  $ (1,287,506)
   State                              795,605       499,975      (158,374)
                                  ------------  ------------  ------------
                                    4,203,772     3,082,893    (1,445,880)
                                 ------------  ------------  ------------
 Deferred:
   Federal                           (416,169)      (74,145)     (138,875)
   State                                                          190,163
   Valuation allowance             (1,058,027)       74,145     1,712,373
                                 ------------  ------------  ------------
                                   (1,474,196)            0     1,763,661
                                 ------------  ------------  ------------
 Total tax provision (benefit)   $  2,729,576  $  3,082,893  $    317,781
                                 ============  ============  ============

The deferred tax provision (benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The deferred tax assets and liabilities at July 31 are comprised of the following:

                                       1996         1995
 Deferred tax assets:
  Self-insurance, warranty, and
   other non-deductible reserves  $ 4,008,715  $ 3,610,217
  Allowance for doubtful accounts     172,340      294,977
  Other                                              5,660
                                  -----------  -----------
                                    4,181,055    3,910,854
  Valuation allowance                (728,491)  (1,786,518)
                                  -----------  -----------
                                  $ 3,452,564  $ 2,124,336
                                  ===========  ===========
 Deferred tax liabilities:
  Property and equipment          $ 1,381,314  $ 1,530,608
  Unamortized acquisition costs       211,298      207,973
                                  -----------  -----------
                                  $ 1,592,612  $ 1,738,581
                                  ===========  ===========
 Net deferred tax assets          $ 1,859,952  $   385,755
                                  ===========  ===========

A valuation allowance is provided when it is more likely than not that some portion of the Company's deferred tax assets will not be realized. Management has evaluated the available evidence about the Company's future taxable income and other possible sources of realization of deferred tax assets, and as a result, the valuation allowance was reduced by $1.1 million in fiscal 1996. The valuation allowance recorded in the financial statements reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

The difference between the total tax provision and the amount computed by applying the statutory federal income tax rates to pre-tax income is as follows:

                                      1996          1995          1994
   Statutory rate applied to
    pre-tax income (loss)          $ 3,100,705  $  2,555,473  $ (2,536,108)
   State taxes, net of federal
    tax benefit                        525,099       329,984        20,981
   Amortization and write-off of
    intangible assets, with no tax
    benefit                             52,730        52,730       502,312
   Tax effect of non-deductible
    items, primarily purchase
    accounting adjustments              78,197        70,561        27,686
   Adjustment of prior years'
    accrual                                                        318,848
   Valuation allowance              (1,058,027)       74,145     1,712,373
   Deferred compensation--permanent
    difference                                                     191,250
   Other items, net                     30,872                      80,439
                                   -----------  ------------  ------------
   Total tax provision             $ 2,729,576  $  3,082,893  $    317,781
                                   ===========  ============  ============

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


8. REVENUES--OTHER

The components of other revenues for the fiscal years ending 1996, 1995, and 1994 are as follows:

                                       1996          1995          1994
  Interest income                  $   262,994   $   265,931  $    315,094
  Gain on sale of
   fixed assets                        760,809       837,942       200,292
  Settlement proceeds                                              250,000
  Miscellaneous income                 178,969       269,369       318,809
                                   -----------   -----------  ------------
  Total other revenues, net        $ 1,202,772   $ 1,373,242  $  1,084,195
                                   ===========   ===========  ============

9. CAPITAL STOCK


On June 1, 1992, the Company approved a Shareholder Rights Plan. All shareholders of record on June 15, 1992 were issued a Right for each outstanding share of the Company's common stock. Each Right entitles the holder to purchase one-half share of common stock for an exercise price of $18 subject to adjustment. The Right is exercisable only when a triggering event occurs. The triggering events, among others, are a person or group's
(1) acquisition of 20% or more of Dycom's common stock, (2) commencement of a tender offer which would result in the person or group owning 20% or more of Dycom's common stock, or (3) acquisition of at least 10% of Dycom's common stock and such acquisition is determined to have effects adverse to the Company. The Company can redeem the Rights at $0.01 per Right at any time prior to ten days after a triggering event occurs.



10. EMPLOYEE BENEFIT PLAN


Effective January 1, 1995, the Company adopted The Dycom Industries, Inc. Retirement Savings Plan, a defined contribution plan that qualifies under
Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits to all employees who elect to participate. Under the plan, participating employees may defer up to 10% of their base pre-tax compensation. The Company's contributions to the plan are discretionary. The Company's discretionary contributions totaled $100,000 and $60,039 in fiscal years 1996 and 1995, respectively.



11. STOCK OPTION PLAN AND RESTRICTED STOCK AWARD

The Company has reserved 900,000 shares of common stock under its 1991 Incentive Stock Option Plan (the "1991 Plan") which was approved by the shareholders on November 25, 1991. The Plan provides for the granting of options to key employees until it expires in 2001. Options are granted at the fair market value on the date of grant and are exercisable over a period of up to five years. Certain of the options granted during the years ended July 31, 1996, 1995, and 1994 have lapsed as a result of certain employees terminating their employment with the Company. At July 31, 1996, 1995, and 1994, options available for grant under the 1991 Plan were 427,353 shares, 403,419 shares, and 549,792 shares, respectively.

The Company's previous Incentive Stock Option Plan (the "1981 Plan") expired on December 31, 1991. No further grants will be made under the 1981 Plan, and all outstanding options expired during the first quarter of fiscal 1996.

The following table summarizes the stock option transactions under the 1991 Plan and the 1981 Plan for the three years ended July 31, 1996, 1995, and 1994:

                              1991 Plan                  1981 Plan

                       Number of  Option Price    Number of  Option Price
                        Options    Per Share       Options    Per Share

                       ____________________________________________________
Options outstanding at
 July 31, 1993           76,440  $4.00            170,961  $9.33 to 11.50

   Granted              310,840  $2.875 to 3.875
   Terminated           (37,072)                  (76,671)
                       ____________________________________________________
Options outstanding at
 July 31, 1994          350,208  $2.875 to 4.00    94,290  $9.33 to 11.50

   Granted              161,300  $2.75  to 6.75
   Terminated           (14,927)                  (67,698)
   Exercised            (15,000) $3.00
                       ____________________________________________________
Options outstanding at
 July 31, 1995          481,581  $2.75  to 6.75    26,592  $10.75

   Terminated           (23,934)                  (26,592)
   Exercised            (49,502) $2.75  to 6.75

                       ____________________________________________________
Options outstanding at
 July 31, 1996          408,145  $2.75  to 6.75          0

                       ____________________________________________________
Exercisable options at
 July 31, 1996          174,819  $2.75  to 6.75          0
                       ____________________________________________________

On August 26, 1996, the Company granted to key employees under the 1991 Plan options to purchase an aggregate of 100,000 shares of common stock. The options were granted at $13.50, the fair market value on the date of grant.

In addition to the stock option plans discussed above, the Company has agreements outside of the plans with the non-employee members of the Board of Directors. On January 10, 1994, the Company granted to the non-employee Directors, non-qualified options to purchase an aggregate of 60,000 shares
of common stock.   The options were granted at $3.875, the fair market value
on the date of grant, with vesting over a three-year period. During fiscal 1996, 8,000 options were exercised. During fiscal 1995, 24,000 options lapsed as a result of certain resignations from the Board of Directors. At July 31, 1996, 28,000 options were outstanding of which 16,000 were exercisable.

As part of an employment agreement with a key executive of the Company, 225,000 shares of Dycom common stock were awarded to the executive on August 1, 1989. A portion of the stock award contained various restrictions as to the sale or transfer prior to July 31, 1994 when the restrictions lapsed. Compensation expense based on the value of the stock at the date of grant was amortized over the restricted period. The charge to compensation expense for fiscal 1994 was $300,000.

12. RELATED PARTY TRANSACTIONS

Several of the Company's subsidiaries lease land, office buildings, shop facilities, and other equipment from two of these subsidiaries' former owners, one of which is a former Director of the Company. Total expense under these arrangements while such individuals were considered related parties for the years ended July 31, 1995, and 1994 was $404,767 and $1,166,883, respectively. Total expense in fiscal 1996 for these properties and the future minimum lease payments are disclosed in Note 14 since they are no longer related parties.

Subsequent to July 31, 1994, several disputes between the Company and Mr. Stover (a former Director of the Company) and affiliated parties were resolved and settled. As a result of the settlement, the Company recorded a charge against operations of $0.6 million, including a $0.4 million reserve against certain leasehold improvements, during the year ended July 31, 1994.


13. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The operating subsidiaries obtain contracts from both public and private concerns. For the years ended July 31, 1996, 1995, and 1994, approximately 61%, 58%, and 55%, respectively, of the contract revenues were from BellSouth Telecommunications, Inc. ("BellSouth") and 9%, 9%, and 11%, respectively, of the contract revenues were from GTE.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. BellSouth represents a significant portion of the Company's customer base. The Company's outstanding trade receivables from BellSouth were $4.8 million or 36% and $5.7 million or 35% of the total outstanding trade receivables at July 31, 1996 and 1995, respectively.

14. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries have operating leases covering office facilities, vehicles, and equipment which have noncancelable terms in excess of one year. During fiscal 1996, 1995, and 1994, the Company entered into numerous operating leases for vehicles and equipment. Certain of these leases contain renewal provisions and generally require the Company to pay insurance, maintenance, and other operating expenses. Total expense incurred under operating lease agreements, excluding the transactions with related parties (see Note 12), for the years ended July 31, 1996, 1995, and 1994, was $4,195,203, $2,642,407, and $1,102,641, respectively. The future minimum obligations under these leases are $3,352,183 in 1997, $2,265,584 in 1998, $716,757 in 1999, $211,865 in 2000, $102,282 in 2001, and $317,448
thereafter.

In the normal course of business, certain subsidiaries of the Company have pending and unasserted claims. Although the ultimate resolution and liability of these claims cannot be determined, management believes the final disposition of these claims will not have a material adverse impact on the Company's consolidated financial condition or results of operations.

15. LITIGATION SETTLEMENT

During fiscal year 1995, a final settlement was reached in the complaint filed in March 1993 by BellSouth against Star Construction, Inc. ("Star"), a subsidiary of the Company. The settlement provided for the payment of $750,000 to BellSouth by Star. The settlement monies were paid in two installments of $375,000 each during the quarters ended April 30, 1995 and January 31, 1995, respectively. The Company previously recorded a liability of $1.2 million for this claim and as such, credited operations for the excess liability at the time the claim was settled.

16. QUARTERLY FINANCIAL DATA (Unaudited)

In the opinion of management, the following unaudited quarterly data for the years ended July 31, 1996 and 1995 reflect all adjustments necessary for a statement of operations. All such adjustments are of a normal recurring nature other than as discussed below. Earnings per common and common equivalent share calculation for each quarter is based on the weighted average shares of common stock outstanding plus the effect of dilutive stock options. The sum of the quarters earnings per common and common equivalent share may not necessarily be equal to the full year earnings per common and common equivalent share amounts.

                            In Whole Dollars, Except Per Share Amounts
                            ------------------------------------------
                            First       Second      Third       Fourth
                           Quarter     Quarter     Quarter     Quarter
 1996:
  Revenues               $37,605,583 $32,831,463 $35,390,645 $39,307,689
  Income Before
   Income Taxes            1,715,485   1,603,524   2,965,713   2,834,998

  Net Income                 968,638     984,232   1,704,150   2,733,124
  Earnings per
   Common and Common
   Equivalent Share:
    Primary                     0.11        0.12        0.20        0.31
    Fully Diluted               0.11        0.12        0.20        0.31

 1995:
  Revenues               $36,422,599 $33,792,883  $36,528,337 $38,539,297
  Income Before
   Income Taxes            1,948,203   1,451,330    2,007,430   2,109,134

  Net Income                 939,227   1,106,972    1,051,302   1,335,703
  Earnings per
   Common and Common
   Equivalent Share:
    Primary                     0.11        0.13         0.12        0.16
    Fully Diluted               0.11        0.13         0.12        0.16

The fiscal 1996 fourth quarter results of operations include the $1.1 million reduction in the deferred tax asset valuation allowance.

The fiscal 1995 second quarter results of operations include the favorable settlement of the lawsuit between BellSouth and Star. The Company previously recorded a liability of $1.2 million in fiscal 1992 for this lawsuit and as such, credited operations for $0.5 million representing the excess liability at the time the lawsuit was settled.

Independent Auditors' Report


Dycom Industries, Inc.

We have audited the accompanying consolidated balance sheets of Dycom Industries, Inc. and subsidiaries (the "Company") as of July 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dycom Industries, Inc. and subsidiaries at July 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles.








DELOITTE & TOUCHE LLP
Certified Public Accountants
West Palm Beach, Florida

September 27, 1996

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

                                                                  Executive
                                                                   Officer
     Name                 Age                Office                 Since
Thomas R. Pledger          58      Chairman and Chief Executive      1/4/84
                                   Officer

Steven E. Nielsen          33      President and Chief Operating    2/26/96
                                   Officer

Douglas J. Betlach         44      Vice President and Chief         10/6/93
                                   Financial Officer

Darline M. Richter         35      Vice President and Controller     2/9/93

Patricia B. Frazier        61      Corporate Secretary               1/4/84

Susan M. Sproul            38      Treasurer                         6/3/96


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

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:

                                                                      Page
     1.  Consolidated financial statements:

           Consolidated balance sheets at July 31, 1996 and 1995       13

           Consolidated statements of operations for the years
           ended July 31, 1996, 1995, and 1994                         14

           Consolidated statements of stockholders' equity for
           the years ended July 31, 1996, 1995, and 1994               15

           Consolidated statements of cash flows for the years
           ended July 31, 1996, 1995, and 1994                        16-17

           Notes to consolidated financial statements                 18-29

           Independent auditors' report                                30

     2.  Financial statement schedules:

          All schedules have been omitted because they are inapplicable, not required, or the information is included in the above referenced consolidated financial statements or the notes thereto.

     3.  Exhibits furnished pursuant to the requirements of Form 10-K:

           See Exhibit Index on page 35.

(b)  Reports on Form 8-K:

           No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended July 31, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYCOM INDUSTRIES, INC.

/s/  Thomas R. Pledger                                    October 15, 1996
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

          Name                       Position                    Date

/s/  Douglas J. Betlach           Vice President, Chief   October 15, 1996
-----------------------           Financial Officer, and  ----------------
                                  Principal Accounting
                                  Officer


/s/ Thomas R. Pledger             Director                October 15, 1996
-----------------------                                   ----------------


/s/ Louis W. Adams, Jr.           Director                October 11, 1996
-----------------------                                   ----------------


/s/ Walter L. Revell              Director                October 11, 1996
-----------------------                                   ----------------


/s/ Ronald L. Roseman             Director                October 11, 1996
-----------------------                                   ----------------


/s/ Ronald P. Younkin             Director                October 11, 1996
-----------------------                                   ----------------

                               EXHIBIT INDEX

          Number                   Description
          ------                   -----------

          (3)(i) Articles of Incorporation of the Company, as amended

          (3)(ii)    Bylaws of the Company, as amended

          (11)       Statement re computation of per share earnings

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

          (99)(v)    Fifth Modification of the Credit Agreement and
                     Consent by Guarantors as of November 30, 1995 to Credit Agreement dated as of April 28, 1993, as amended, between Dycom Industries, Inc. and First Union National Bank of Florida.