Form 10-Q
period 1996-10-31
DYCOM INDUSTRIES INC
filed 1996-12-11
CIK 67215

                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996
                                    OR
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


4440 PGA Boulevard, Suite 600
Palm Beach Gardens, Florida                                33410
(Address of principal executive office)                 (Zip Code)


                              (561) 627-7171
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding as of December 6, 1996
                  _____                 __________________________________

    Common Stock, par value $0.33 1/3                 8,682,915

                            DYCOM INDUSTRIES, INC.

                                     INDEX

                                                            Page No.
                                                            ________
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets-
            October 31, 1996 and July 31, 1996                  3

          Condensed Consolidated Statements of
            Operations for the Three Months Ended
            October 31, 1996 and 1995                           4

          Condensed Consolidated Statements of
            Cash Flows for the Three Months Ended
            October 31, 1996 and 1995                          5-6

          Notes to Condensed Consolidated
            Financial Statements                               7-11

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                     12-14


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                      15


SIGNATURES                                                      16

EXHIBIT INDEX                                                   17

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)




                                         October 31,              July 31,
                                             1996                   1996
ASSETS
CURRENT ASSETS:
Cash and equivalents                      $  3,976,564           $  3,835,479
Accounts receivable, net                    13,825,642             13,306,064
Costs and estimated earnings in
 excess of billings                          9,264,483              7,137,212
Deferred tax assets, net                     1,228,414              1,261,065
Other current assets                         1,196,856              1,248,405
Total current assets                        29,491,959             26,788,225

PROPERTY AND EQUIPMENT, net                 20,062,263             19,574,410
OTHER ASSETS:
Intangible assets, net                       4,800,674              4,839,447
Deferred tax assets                            879,768                598,887
Other                                          239,241                272,916
Total other assets                           5,919,683              5,711,250

TOTAL                                      $55,473,905            $52,073,885

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                          $  4,890,895            $ 3,541,789
Notes payable                                1,831,202              2,758,795
Billings in excess of costs and
  estimated earnings                                                   38,714
Accrued self-insured claims                  2,648,739              3,064,229
Income taxes payable                         1,147,697                227,619
Other accrued liabilities                    7,824,142              8,151,589
Total current liabilities                   18,342,675             17,782,735

NOTES PAYABLE                                9,625,462              9,452,630
ACCRUED SELF-INSURED CLAIMS                  7,833,721              7,062,150
Total liabilities                           35,801,858             34,297,515

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, par value $.33 1/3 per share:
  50,000,000 shares authorized; 8,674,784
  and 8,601,492 shares issued and
  outstanding, respectively                  2,891,594             2,867,164
Additional paid-in capital                  24,682,897            24,473,269
Retained deficit                            (7,902,444)           (9,564,063)
Total stockholders' equity                  19,672,047            17,776,370

TOTAL                                      $55,473,905           $52,073,885
See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                For the Three Months Ended
                                                October 31,       October 31,
                                                   1996              1995
REVENUES:
Contract revenues earned                        $40,275,232       $37,365,990
Other, net                                           91,993           239,593
Total                                            40,367,225        37,605,583

Expenses:
Costs of earned revenues
  excluding depreciation                         32,418,734        30,615,519
General and administrative                        3,571,985         3,898,159
Depreciation and amortization                     1,488,144         1,376,420
Total                                            37,478,863        35,890,098

INCOME BEFORE INCOME TAXES                        2,888,362         1,715,485

PROVISION (BENEFIT) FOR INCOME TAXES:
Current                                           1,474,974         1,163,888
Deferred                                           (248,231)         (417,041)
Total                                             1,226,743           746,847

NET INCOME                                      $ 1,661,619        $  968,638

EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE:
     Primary                                          $0.19             $0.11

     Fully diluted                                    $0.19             $0.11

SHARES USED IN COMPUTING
  EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:

    Primary                                        8,897,939        8,546,782

    Fully diluted                                  8,898,218        8,546,782

See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                For the Three Months Ended
                                                October 31,       October 31,
                                                   1996              1995
Increase (Decrease) in Cash and Equivalents from:

OPERATING ACTIVITIES:
Net income                                       $ 1,661,619      $  968,638
Adjustments to reconcile net cash provided
  by operating activities:
     Depreciation and amortization                 1,488,144       1,376,420
     Gain on disposal of assets                      (19,562)       (144,033)
     Deferred income taxes                          (248,231)       (417,041)
Changes in assets and liabilities:
     Accounts receivable, net                       (519,578)      3,751,344
     Unbilled revenues, net                       (2,165,985)     (1,466,994)
     Other current assets                             51,549         155,560
     Other assets                                     33,675          (6,276)
     Accounts payable                              1,349,106      (1,794,074)
     Accrued self-insured claims and
       other liabilities                              28,085         895,898
     Accrued income taxes                            920,078         783,261
Net cash inflow from operating activities          2,578,900       4,102,703

INVESTING ACTIVITIES:
Capital expenditures                              (1,607,499)       (943,240)
Proceeds from sale of assets                          85,235         379,235
Net cash outflow from investing activities        (1,522,264)       (564,005)

FINANCING ACTIVITIES:
Principal payments on notes payable
  and bank lines-of-credit                        (1,149,609)     (1,649,581)
Exercise of stock options                            234,058          23,008
Net cash outflow from financing activities          (915,551)     (1,626,573)

NET CASH INFLOW FROM ALL ACTIVITIES                  141,085       1,912,125

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD        3,835,479       4,306,675

CASH AND EQUIVALENTS AT END OF PERIOD            $ 3,976,564     $ 6,218,800
See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

                                                                                                 For the Three Months Ended



                                              October 31,      October 31,
                                                 1996             1995
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND
  NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
  Interest                                    $  277,547       $  445,161
  Income taxes                                   560,965          392,005

Property and equipment acquired and
  financed with:
   Capital lease obligations                  $  394,848





See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited


1. The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. ("Dycom" or the "Company") as of October 31, 1996 and July 31, 1996, the related condensed consolidated statements of operations for the three months ended October 31, 1996 and 1995 and the condensed consolidated statements of cash flows for the three months ended October 31, 1996 and 1995 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended October 31, 1996 are not necessarily indicative of the results which may be expected for the entire year.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION-- The condensed consolidated financial statements include Dycom Industries, Inc. and its subsidiaries, all of which are wholly-owned. The Company's operations consist primarily of telecommunication and electric utility services contracting. All material intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.

Estimates are used for the revenue recognition of work-in-process, allowance for doubtful accounts, self-insured claims liability, deferred tax asset valuation allowance, depreciation and amortization, and the estimated lives of assets, including intangible assets.

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

CASH AND EQUIVALENTS-- Cash and equivalents include cash balances in excess of the daily requirements which are invested in overnight repurchase agreements, certificates of deposits, and various other financial instruments having a maturity of three months or less. For purposes of the condensed consolidated statements of cash flows, the Company considers these amounts to be cash equivalents. The carrying amount reported in the condensed consolidated balance sheets for cash and equivalents approximates its fair value.

PROPERTY AND EQUIPMENT-- Property and equipment is stated at cost, reduced in certain cases by valuation reserves. Depreciation and amortization is computed over the estimated useful life of the assets utilizing the straight-line method. The estimated useful lives of the assets are: buildings--20-31 years; leasehold improvements--the term of the respective lease or the estimated useful life of the improvement, whichever is shorter; vehicles--3-7 years; equipment and machinery--3-10 years; and furniture and fixtures--3-10 years. Maintenance and repairs are expensed as incurred; expenditures that enhance the value of the property or extend its useful life are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

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

Amortization expense, which is comprised primarily of goodwill, was $38,773 for the three month periods ended October 31, 1996 and 1995. The intangible assets are net of accumulated amortization of $1,035,043 at October 31, 1996 and $996,270 at July 31, 1996.

LONG-LIVED ASSETS-- In March 1995, the FASB issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires that the long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted the provisions of SFAS No. 121 effective August 1, 1996 and determined that no impairment loss need be recognized.

SELF-INSURED CLAIMS LIABILITY-- The Company is primarily self-insured, up to certain limits, for automobile and general liability, workers' compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the condensed consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $4,998,000 and $4,458,000 at October 31, 1996 and July 31, 1996, respectively. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated.

INCOME TAXES-- The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

A valuation allowance is provided when it is more likely than not that some portion of the Company's deferred tax assets will not be realized.
Management has evaluated the available evidence about the Company's future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance recorded in the financial statements reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized. Accordingly, at October 31, 1996 and July 31, 1996, deferred tax assets are net of a valuation allowance of $728,491.

PER SHARE DATA-- Earnings per common and common equivalent share are computed using the weighted average shares of common stock outstanding plus the common stock equivalents arising from the effect of dilutive stock options, using the treasury stock method.

CHANGE IN ACCOUNTING PRINCIPLE-- In October, 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," which was effective for the Company beginning August 1, 1996. SFAS No. 123 requires expanded disclosures of stock based compensation arrangements with employees and encourages, but does not require, compensation cost to be measured based on the fair value of the equity instrument awarded. Under SFAS No. 123, companies are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose in the annual financial statements the required pro forma effect on net income and earnings per share.

3. ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following:

                                             October 31,     July 31,
                                                 1996           1996
Contract billings                             $13,090,485    $12,305,652
Retainage                                       1,095,068      1,138,619
Other receivables                                 343,034        368,677
Total                                          14,528,587     13,812,948
Less allowance for doubtful accounts              702,945        506,884
Accounts receivable, net                      $13,825,642    $13,306,064



4. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying condensed consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:


                                               October 31,     July 31,
                                                  1996           1996
Costs incurred on contracts in progress        $22,717,616     $24,272,835
Estimated earnings thereon                         217,614         334,905
                                                22,935,230      24,607,740
Less billings to date                           13,670,747      17,509,242
                                               $ 9,264,483     $ 7,098,498

Included in the accompanying condensed
  consolidated balance sheets under
  the captions:
    Costs and estimated earnings in
     excess of billings                        $9,264,483      $ 7,137,212
    Billings in excess of costs and
     estimated earnings                                            (38,714)
                                               $9,264,483      $ 7,098,498


5. PROPERTY AND EQUIPMENT

The accompanying condensed consolidated balance sheets include the following property and equipment:


                                            October 31,      July 31,
                                               1996            1996
Land                                        $ 1,958,777      $ 1,711,464
Buildings                                     2,319,810        2,236,322
Leasehold improvements                          787,180          743,101
Vehicles                                     22,527,661       22,153,365
Equipment and machinery                      20,646,268       20,033,610
Furniture and fixtures                        3,878,614        3,541,638
Total                                        52,118,310       50,419,500
Less accumulated depreciation and
  amortization                               32,056,047       30,845,090
Property and equipment, net                 $20,062,263      $19,574,410





Certain subsidiaries of the Company entered into lease arrangements accounted for as capitalized leases. The carrying value of capital leases at October 31, 1996 and July 31, 1996 was $742,180 and $372,170, respectively, net of accumulated depreciation of $148,251 and $123,413 respectively. Capital leases are included as a component of equipment and machinery.

6. NOTES PAYABLE

Notes and loans payable are summarized by type of borrowings as follows:


                                            October 31,      July 31,
                                                1996           1996
Bank Credit Agreement:
  Revolving credit facility                 $ 9,000,000      $ 9,000,000
  Term-loan                                   1,162,812        2,162,812
  Equipment acquisition term-loans              591,667          704,167
Capital lease obligations                       702,185          344,446
Total                                        11,456,664       12,211,425
Less current portion                          1,831,202        2,758,795
Notes payable--non-current                  $ 9,625,462      $ 9,452,630






At October 31, 1996, the Company had a bank credit agreement consisting of a $9.0 million revolving credit facility, a $1.2 million term-loan, a $5.0 million equipment acquisition facility of which $3.7 million was available, and a $9.8 million standby letter of credit facility of which $0.6 million was available. The bank credit agreement contains restrictions which, among other things, require maintenance of certain financial ratios and covenants, restrict encumbrances of assets and creation of indebtedness, and limit the payment of cash dividends. Cash dividends are limited to 33 1/3 percent of earnings available for distribution as dividends. No cash dividends have been paid during the three month period ending October 31, 1996. Substantially all the Company's assets are pledged as collateral under the terms of the agreement. At October 31, 1996, the Company was in compliance with all financial covenants and conditions.

The interest rate on the term-loan and the revolving credit facility is at the bank's prime interest rate plus one-half percent (8.75% at October 31, 1996 and July 31, 1996). The interest rate on the outstanding equipment acquisition term-loans are at the bank's prime interest rate plus three-quarters percent (9.00% at October 31, 1996 and July 31, 1996). The interest rate on equipment acquisition term-loans subsequent to November 30, 1995 is at the bank's prime interest rate plus one-half percent. Interest costs incurred on notes payable, all of which were expensed, for the three month periods ended October 31, 1996 and 1995 were $240,343 and $429,008, respectively. Such amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The term-loan quarterly principal payments increased to $1.0 million in September, 1995. The outstanding balance of the equipment acquisition term-loans is payable quarterly through January 1998. The revolving credit facility is used to finance working capital and is payable in March 1998.

At October 31, 1996, the Company had $9.2 million in outstanding standby letters of credit issued as security to the Company's insurance administrators as part of its self-insurance program. The capital equipment acquisition facility and standby letter of credit facility expired November 30, 1996. The Company has petitioned the bank for renewal of these facilities and anticipates that the renewals will be granted.

In addition to the borrowings under the bank credit agreement, certain subsidiaries have outstanding obligations under capital leases. The obligations are payable in monthly installments expiring at various dates through October 2001.


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

Results of Operations

The Company reported earnings per common and common equivalent share of $0.19 for the quarter ended October 31, 1996. This compares to earnings per common and common equivalent share of $0.11 for the quarter ended October 31, 1995. Earnings per common share assuming full dilution was $0.19 for the quarter ended October 31, 1996 compared to $0.11 for the quarter ended October 31, 1995.

Contract revenues for the quarter ended October 31, 1996 increased 7.8% to $40.3 million, as compared to $37.4 million for the same quarter last year. The increase in contract revenues is primarily attributable to the increased volume experienced in the telecommunication services group and the utility line locating services group. The telecommunication services group contract revenues increased 6.7% to $33.4 million and the utility line locating services group contract revenues increased 35.9% to $4.4 million for the current quarter compared to the same quarter last year. The electrical services group contract revenues reflect a 12.4% decrease for the quarter as compared to the corresponding period last year. The decline in the electrical services group's contract revenues is attributable to lower volume on existing multi-year comprehensive service contracts which was partially offset by an increase in bid contracts.

The contract revenue mix between telecommunication services, utility line locating services and electrical services for the quarter ended October 31, 1996 was 83%, 11%, and 6%, respectively, and 84%, 9% and 7%, respectively, for the quarter ended October 31, 1995. Contract revenues from multi-year comprehensive service contracts continues to be a significant source of contract revenue. For the three month periods ended October 31, 1996 and 1995, multi-year comprehensive service contracts included in the telecommunication services group, represented 58% and 65% of total contract revenues, respectively. The decline in the multi-year comprehensive service contracts was offset by an increase in contract revenues on bid contracts and design and drafting activity during the quarter ended October 31, 1996 compared to the same period last year.

The Company's backlog of uncompleted work at October 31, 1996 was $224 million as compared to $188 million at October 31, 1995. Several bid contracts were awarded during the three month period ended October 31, 1996 in the telecommunication services group totaling $8 million. Bid contracts totaling $6 million were awarded in the electrical services group.

The Company's costs and operating expenses may be affected by a number of factors including contract volumes, character of services rendered, work locations, competition, and changes in productivity. Costs of earned revenues, excluding depreciation, were 80% and 82% of contract revenues for the quarters ended October 31, 1996 and 1995, respectively. As a percentage of contract revenues, the Company's prime costs of direct labor, materials, subcontractors, and equipment costs were 57% for the quarter ended October 31, 1996 compared to 61% for the corresponding period last year. Operating efficiencies and productivity in the labor force and the utilization of more modern equipment were the major factors contributing to the improved margins.

General and administrative expenses decreased $0.3 million for the quarter ended October 31, 1996 to $3.6 million as compared to $3.9 million for the same quarter last year. This decrease is primarily attributable to reduced interest costs on the declining balance of the outstanding indebtedness and a reduction in professional fees and administrative salaries, wages, and related payroll taxes.

The effective income tax rate differs from the statutory rate due to state income taxes, the amortization of intangible assets with no tax benefit and other non-deductible expenses for tax purposes.


Liquidity and Capital Resources

The Company's primary sources of cash and equivalents has historically been from operating activities and the proceeds from the sale of idle and surplus real property and equipment. Strong operating results continued to finance the Company's working capital and capital expenditure requirements. These internally generated sources of funds continue to be the Company's primary source of liquidity as available borrowing capabilities under the bank credit agreement are limited. Net cash flows from operating activities were $2.6 million for the quarter ended October 31, 1996 as compared to $4.1 million for the comparable quarter last year. This reduction in cash flow from operating activities resulted from an increase in accounts receivable and unbilled revenues, partially offset by an increase in accounts payable.

The Company's sources of funds provided for capital expenditures of $1.6 million during the three month period ended October 31, 1996. During the current quarter, an additional $0.4 million of equipment was financed by capital leases. These capital expenditures represent the normal replacement of equipment. Aside from these capital expenditures, the Company obtained approximately $0.7 million of equipment under various noncancelable operating leases.

At October 31, 1996, the Company had outstanding borrowings under a term-loan of $1.2 million, equipment acquisition term-loans aggregating $0.6 million, and a revolving credit facility of $9.0 million. The interest rate on the term-loan and revolving credit facility is at the bank's prime interest rate plus one-half percent (8.75% at October 31, 1996). The interest rate on the outstanding equipment acquisition term-loans is at the bank's prime interest rate plus three-quarters percent (9.00% at October 31, 1996). The interest rate on the equipment acquisition term-loans subsequent to November 30, 1995 is at the bank's prime interest rate plus one-half percent. The outstanding principal on the term-loan and equipment acquisition term-loans are payable quarterly through March 1997 and January 1998, respectively. The revolving credit facility is used to finance working capital and is payable March 1998. Substantially all of the Company's assets are pledged as collateral in support of these facilities.

In addition, the Company has available a $9.8 million standby letter of credit facility of which $0.6 million was available and a $5.0 million capital equipment acquisition facility of which $3.7 million was available at October 31, 1996. The standby letter of credit facility is issued as security to the Company's insurance administrators as part of its self-insurance program.
Both facilities expired November 30, 1996. The Company has petitioned the bank for renewal of these facilities and anticipates that the renewals will be granted.

The bank credit agreement contains provisions regarding minimum working capital, tangible net worth, debt-to-equity ratios and certain other financial covenants. At October 31, 1996, the Company was in compliance with all financial covenants and conditions.

No cash dividends have been paid during the quarter ended October 31, 1996. The Board will determine future dividend policies based on financial condition, profitability, cash flow, capital requirements, and business outlook, as well as other factors relevant at the time. The Company's bank credit agreement limits the payment of cash dividends to 33 1/3 percent of earnings available for distribution as dividends.

The Company foresees its capital resources together with existing cash balances, to be sufficient to meet its financial obligations, including the scheduled debt payments under the bank credit agreement and operating lease commitments, and to support the Company's normal replacement of equipment at its current level of business. The Company's future operating results and cash flows may be affected by a number of factors including, the Company's success in bidding on future contracts and the Company's ability to effectively manage controllable costs.

PART II. OTHER INFORMATION
__________________________


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibits furnished pursuant to the requirements of Form 10-Q:

                    See Exhibit Index on Page 17

(b) Reports On Form 8-K

No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended October 31, 1996.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                DYCOM INDUSTRIES, INC.

                                                Registrant



Date:  December 11, 1996                        /s/ Thomas R. Pledger
       _________________                        ____________________________

                                                Thomas R. Pledger
                                                Chairman and Chief Executive
                                                Officer






Date:  December 11, 1996                        /s/ Steven Nielsen
       _________________                        ____________________________

                                                Steven E. Nielsen
                                                President and Chief Operating
                                                Officer






Date:  December 11, 1996                        /s/ Douglas J. Betlach
       _________________                        ____________________________

                                                Douglas J. Betlach
                                                Vice President and Chief
                                                Financial Officer



                                EXHIBIT INDEX

       Number                Description
       ______                ___________
       (11)                  Statement re computation of per share earnings
       (27)                  Financial Data Schedule