Form 10-Q
period 1997-01-31
DYCOM INDUSTRIES INC
filed 1997-03-17
CIK 67215

                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding as of March 10, 1997
                  _____                 __________________________________

    Common Stock, par value $0.33 1/3                 8,764,836

                            DYCOM INDUSTRIES, INC.

                                     INDEX

                                                            Page No.
                                                            ________
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets-
            January 31, 1997 and July 31, 1996                  3

          Condensed Consolidated Statements of
            Operations for the Three Months Ended
            January 31, 1997 and 1996                           4

          Condensed Consolidated Statements of
            Operations for the Six Months Ended
            January 31, 1997 and 1996                           5

          Condensed Consolidated Statements of
            Cash Flows for the Six Months Ended
            January 31, 1997 and 1996                          6-7

          Notes to Condensed Consolidated
            Financial Statements                               8-12

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                     13-15


PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of
            Security Holders                                    16

  Item 6. Exhibits and Reports on Form 8-K                      16


SIGNATURES                                                      17

EXHIBIT INDEX                                                   18

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)




                                                    January 31,   July 31,
                                                       1997         1996
ASSETS
CURRENT ASSETS:
Cash and equivalents                                $  2,041,607  $  3,835,479
Accounts receivable, net                              16,690,135    13,306,064
Costs and estimated earnings in
  excess of billings                                   9,054,636     7,137,212
Deferred tax assets, net                               1,388,949     1,261,065
Other current assets                                   1,334,106     1,248,405
Total current assets                                  30,509,433    26,788,225

PROPERTY AND EQUIPMENT, net                           21,137,847    19,574,410
OTHER ASSETS:
Intangible assets, net                                 4,761,902     4,839,447
Deferred tax assets                                      716,885       598,887
Other                                                    291,031       272,916
Total other assets                                     5,769,818     5,711,250

TOTAL                                               $ 57,417,098  $ 52,073,885

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                    $  8,341,821  $  3,541,789
Notes payable                                            922,735     2,758,795
Billings in excess of costs and
  estimated earnings                                                    38,714
Accrued self-insured claims                            2,712,464     3,064,229
Income taxes payable                                      22,280       227,619
Other accrued liabilities                              6,035,546     8,151,589
Total current liabilities                             18,034,846    17,782,735

NOTES PAYABLE                                         10,418,921     9,452,630
ACCRUED SELF-INSURED CLAIMS                            7,472,858     7,062,150
Total liabilities                                     35,926,625    34,297,515
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, par value $.33 1/3 per share:
  50,000,000 shares authorized; 8,687,901
  and 8,601,492 shares issued and
  outstanding, respectively                            2,895,967     2,867,164
Additional paid-in capital                            24,855,472    24,473,269
Retained deficit                                      (6,260,966)   (9,564,063)
Total stockholders' equity                            21,490,473    17,776,370

TOTAL                                               $ 57,417,098  $ 52,073,885
See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                 For the Three Months Ended
                                                January 31,       January 31,
                                                   1997              1996
REVENUES:
Contract revenues earned                        $ 39,864,847      $ 32,648,532
Other, net                                           147,227           182,931
Total                                             40,012,074        32,831,463

Expenses:
Costs of earned revenues
  excluding depreciation                          32,578,254        26,288,815
General and administrative                         3,531,598         3,536,240
Depreciation and amortization                      1,455,934         1,402,884
Total                                             37,565,786        31,227,939

INCOME BEFORE INCOME TAXES                         2,446,288         1,603,524

PROVISION FOR INCOME TAXES:
Current                                              802,462           507,593
Deferred                                               2,348           111,699
Total                                                804,810           619,292

NET INCOME                                      $  1,641,478      $    984,232

EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE:
     Primary                                           $0.19             $0.12

     Fully diluted                                     $0.18             $0.12

 SHARES USED IN COMPUTING
   EARNINGS PER COMMON AND
   COMMON EQUIVALENT SHARE:
    Primary                                        8,869,444         8,553,189

    Fully diluted                                  8,879,222         8,553,189

See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                 For the Six Months Ended
                                                January 31,       January 31,
                                                   1997              1996
REVENUES:
Contract revenues earned                        $ 80,140,079      $ 70,014,522
Other, net                                           239,220           422,524
Total                                             80,379,299        70,437,046

Expenses:
Costs of earned revenues
  excluding depreciation                          64,996,988        56,904,334
General and administrative                         7,103,583         7,434,399
Depreciation and amortization                      2,944,078         2,779,304
Total                                             75,044,649        67,118,037

INCOME BEFORE INCOME TAXES                         5,334,650         3,319,009

PROVISION (BENEFIT) FOR INCOME TAXES:
Current                                            2,277,436         1,671,481
Deferred                                            (245,883)         (305,342)
Total                                              2,031,553         1,366,139

NET INCOME                                      $  3,303,097      $  1,952,870

EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE:
     Primary                                           $0.37             $0.23

     Fully diluted                                     $0.37             $0.23

 SHARES USED IN COMPUTING
   EARNINGS PER COMMON AND
   COMMON EQUIVALENT SHARE:
    Primary                                        8,886,767        8,549,986

    Fully diluted                                  8,886,902        8,549,986

See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                  For the Six Months Ended
                                                  January 31,      January 31,
                                                     1997             1996
Increase (Decrease) in Cash and Equivalents from:

OPERATING ACTIVITIES:
Net income                                        $ 3,303,097      $ 1,952,870
Adjustments to reconcile net cash provided
  by operating activities:
     Depreciation and amortization                  2,944,078        2,779,304
     Gain on disposal of assets                       (86,506)        (242,710)
     Deferred income taxes                           (245,883)        (305,342)
Changes in assets and liabilities:
     Accounts receivable, net                      (3,384,071)       4,333,936
     Unbilled revenues, net                        (1,956,138)        (111,290)
     Other current assets                             (85,701)          60,095
     Other assets                                     (18,115)           9,968
     Accounts payable                               4,800,032       (1,672,956)
     Accrued self-insured claims and
       other liabilities                           (2,057,464)          (1,246)
     Accrued income taxes                             (72,770)        (379,351)
Net cash inflow from operating activities           3,140,559        6,423,278

INVESTING ACTIVITIES:
Capital expenditures                               (3,978,239)      (3,436,122)
Proceeds from sale of assets                          236,164          770,029
Net cash outflow from investing activities         (3,742,075)      (2,666,093)

FINANCING ACTIVITIES:
Borrowing on bank lines-of-credit                   1,007,000
Principal payments on notes payable
  and bank lines-of-credit                         (2,477,793)      (3,159,872)
Exercise of stock options                             278,437           33,984
Net cash outflow from financing activities         (1,192,356)      (3,125,888)

NET CASH INFLOW FROM ALL ACTIVITIES                (1,793,872)         631,297

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD         3,835,479        4,306,675

CASH AND EQUIVALENTS AT END OF PERIOD             $ 2,041,607      $ 4,937,972

See notes to condensed consolidated financial statements--unaudited

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

                                                   For the Six Months Ended
                                                  January 31,      January 31,
                                                     1997             1996
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND
  NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
  Interest                                        $   552,828      $   851,364
  Income taxes                                      2,545,823        2,061,403

Property and equipment acquired and
  financed with:
   Capital lease obligations                      $   601,024

Income tax benefit related to incentive
  stock options exercised                         $   132,569



See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited


1. The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. and subsidiaries ("Dycom" or the "Company") as of January 31, 1997 and July 31, 1996, the related condensed consolidated statements of operations for the three and six months ended January 31, 1997 and 1996 and the condensed consolidated statements of cash flows for the six months ended January 31, 1997 and 1996 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the six months ended January 31, 1997 are not necessarily indicative of the results which may be expected for the entire year.


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

Amortization expense, which is comprised primarily of goodwill, was $77,545 for the six month periods ended January 31, 1997 and 1996. The intangible assets are net of accumulated amortization of $1,073,815 at January 31, 1997 and $996,270 at July 31, 1996.

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

SELF-INSURED CLAIMS LIABILITY-- The Company is primarily self-insured, up to certain limits, for automobile and general liability, workers' compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the condensed consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $5,120,000 and $4,458,000 at January 31, 1997 and July 31, 1996, respectively. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated.

INCOME TAXES-- The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

A valuation allowance is provided when it is more likely than not that some portion of the Company's deferred tax assets will not be realized.
Management has evaluated the available evidence about the Company's future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance recorded in the financial statements reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized. Accordingly, at January 31, 1997 and July 31, 1996, deferred tax assets are net of a valuation allowance of $513,912 and $728,491, respectively.

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

3. ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following:

                                                 January 31,      July 31,
                                                    1997            1996
Contract billings                                $ 15,263,161     $ 12,305,652
Retainage                                           1,544,299        1,138,619
Other receivables                                     581,475          368,677
Total                                              17,388,935       13,812,948
Less allowance for doubtful accounts                  698,800          506,884
Accounts receivable, net                         $ 16,690,135     $ 13,306,064


4. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying condensed consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

                                                 January 31,      July 31,
                                                    1997            1996
Costs incurred on contracts in progress          $ 26,117,956     $ 24,272,835
Estimated earnings thereon                            525,199          334,905
                                                   26,643,155       24,607,740
Less billings to date                              17,588,519       17,509,242
                                                 $  9,054,636     $  7,098,498

Included in the accompanying condensed
  consolidated balance sheets under
  the captions:
    Costs and estimated earnings in
     excess of billings                          $  9,054,636     $  7,137,212
    Billings in excess of costs and
     estimated earnings                                                (38,714)
                                                 $  9,054,636     $  7,098,498


 5. PROPERTY AND EQUIPMENT

The accompanying condensed consolidated balance sheets include the following property and equipment:

                                                 January 31,     July 31,
                                                    1997           1996
Land                                             $   1,958,777   $  1,711,464
Buildings                                            2,319,810      2,236,322
Leasehold improvements                                 802,821        743,101
Vehicles                                            23,328,341     22,153,365
Equipment and machinery                             21,797,558     20,033,610
Furniture and fixtures                               4,050,337      3,541,638
Total                                               54,257,644     50,419,500
Less accumulated depreciation and
  amortization                                      33,119,797     30,845,090
Property and equipment, net                       $ 21,137,847   $ 19,574,410

Certain subsidiaries of the Company entered into lease arrangements accounted for as capitalized leases. The carrying value of capital leases at January 31, 1997 and July 31, 1996 was $915,907 and $372,170, respectively, net of accumulated depreciation of $180,700 and $123,413 respectively. Capital leases are included as a component of equipment and machinery.

6. NOTES PAYABLE

Notes and loans payable are summarized by type of borrowings as follows:

                                                 January 31,     July 31,
                                                    1997           1996
Bank Credit Agreement:
  Revolving credit facility                      $  9,000,000    $  9,000,000
  Term-loan                                                         2,162,812
  Equipment acquisition term-loans                  1,486,163         704,167
Capital lease obligations                             855,493         344,446
Total                                              11,341,656      12,211,425
Less current portion                                  922,735       2,758,795
Notes payable--non-current                       $ 10,418,921    $  9,452,630


At January 31, 1997, the Company had a bank credit agreement consisting of a $9.0 million revolving credit facility, a $5.0 million equipment acquisition facility of which $2.7 million was available, and a $9.8 million standby letter of credit facility of which $0.6 million was available. The bank credit agreement contains restrictions which, among other things, require maintenance of certain financial ratios and covenants, restrict encumbrances of assets and creation of indebtedness, and limit the payment of cash dividends. Cash dividends are limited to 33 1/3 percent of earnings available for distribution as dividends. No cash dividends have been paid during the six month period ending January 31, 1997. Substantially all the Company's assets are pledged as collateral under the terms of the agreement. At January 31, 1997, the Company was in compliance with all financial covenants and conditions.

The interest rate on the term-loan and the revolving credit facility is at the bank's prime interest rate plus 0.50% (8.75% at January 31, 1997 and July 31, 1996). The interest rate on the outstanding equipment acquisition term-loans are at the bank's prime interest rate plus 0.50% (8.75% at January 31, 1997). The interest rate on equipment acquisition term-loans prior to November 30, 1995 was at the bank's prime interest rate plus 0.75%. The outstanding balance at January 31, 1997 and July 31, 1996 of equipment acquisition term-loans issued prior to November 30, 1995 was $479,000 and $704,000, respectively.

Interest costs incurred on notes payable and capital lease obligations, all of which were expensed, for the six month periods ended January 31, 1997 and 1996 were $513,883 and $818,957, respectively. Such amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The outstanding balance of the equipment acquisition term-loans is payable quarterly through January 2001. The revolving credit facility is used to finance working capital and is payable in March 1998. The term-loan was fully paid in December, 1996.

At January 31, 1997, the Company had $9.2 million in outstanding standby letters of credit issued as security to the Company's insurance administrators as part of its self-insurance program. The capital equipment acquisition facility and standby letter of credit facility were renewed until February 28, 1997.

In addition to the borrowings under the bank credit agreement, certain subsidiaries have outstanding obligations under capital leases. The obligations are payable in monthly installments expiring at various dates through December 2001.

Subsequent to January 31, 1997, the Company concluded negotiations with a group of banks and signed a commitment letter for a new $35.0 million unsecured revolving and term-loan credit facility. This new facility will replace the Company's current bank credit facilities. The new bank credit facility provides the Company credit availability of $10.0 million for revolving working capital loans, $10.0 million for standby letters of credit, $6.0 million for equipment acquisitions, and $9.0 million for a five-year term-loan. The borrowings bear interest at floating interest rates depending on the type of loan. The Company may select interest rates for up to six months at LIBOR plus 1.50% to LIBOR plus 1.75% or, at the prime rate less 1.00% to the prime rate less 0.50%. The new credit agreement requires the Company to meet certain financial ratios and covenants, including debt to tangible net worth ratio, quick ratio, and current ratio. The agreement contains other covenants which limits the payment of cash dividends and restricts the creation of additional indebtedness and encumbrances of assets.

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

Results of Operations

The Company reported earnings per common and common equivalent share of $0.19 and $0.12 for the quarters ended January 31, 1997 and 1996, respectively. Earnings per common and common equivalent share for the six month periods
ended January 31, 1997 and 1996 was $0.37 and $0.23, respectively.   Earnings
per common share assuming full dilution for the three and six month periods ended January 31, 1997 was $0.18 and $0.37, respectively. This compares to earnings per common and common equivalent share assuming full dilution of $0.12 and $0.23 for the three and six month period ended January 31, 1996.

Contract revenues for the quarter ended January 31, 1997 increased 22.1% to $39.9 million as compared to $32.6 million for the same quarter last year. The increase in contract revenues is attributable to increased volume experienced in all service groups. The telecommunication services group contract revenues increased 15.8% to $31.5 million, the utility line locating services group contract revenues increased 32.9% to $3.4 million and the electrical services group contract revenues increased 71.3% to $5.0 million for the current quarter compared to the same quarter last year. For the six month period ended January 31, 1997, contract revenues increased 14.5% to $80.1 million as compared to $70.0 million for the corresponding period last year. The contract revenue growth reflects higher volume in all service groups. Contract revenues increased 10.9% to $64.9 million in the telecommunication services group, 34.5% to $7.8 million in the utility line locating services group, and 31.6% to $7.4 million in the electrical services group.

The contract revenue mix between telecommunication services, utility line locating services and electrical services for the quarter ended January 31, 1997 was 79%,8%, and 13%, respectively, and 83%, 8% and 9%, respectively, for the quarter ended January 31, 1996. The contract revenue mix reflects a significant increase in the electrical services group due to increased volume in bid jobs. For the six month period ended January 31, 1997, the contract revenue mix between the telecommunication services group, the utility line locating services group and the electrical services group was 81%, 10% and 9%, respectively, compared to 84%, 8%, and 8%, respectively, for the corresponding period last year. Multi-year comprehensive service contracts continue to be the primary source of revenue for the telecommunication services group. For the three and six month periods ended January 31, 1997, multi-year comprehensive service contracts represented 86% and 85% of telecommunication services group contract revenues, respectively, as compared to 88% and 90% for the comparable periods last year. The decline is offset by higher volume associated with premise wiring, inside network installations for office buildings, and other telephony contracting services.

The Company's backlog of uncompleted work at January 31, 1997 was $268 million as compared to $201 million at January 31, 1996. During the three month period ending January 31, 1997 various contracts were awarded in the telecommunication services and electrical services group. The contract awards in the telecommunication services group included an extension of a multi-year broadband network installation contract totaling $35 million, a master contract and an extension of an existing master contract totaling $12 million and several bid contracts totaling $6 million. The electrical services group was awarded master contract extensions and bid contracts totaling $4 million.

The Company's costs and operating expenses may be affected by a number of factors including contract volumes, character of services rendered, work locations, competition, and changes in productivity. Costs of earned revenues, excluding depreciation, were 82% and 81% of contract revenues for the quarters ended January 31, 1997 and 1996, respectively, and 81% for both six month periods ended January 31, 1997 and 1996. As a percentage of contract revenues, the Company's prime costs of direct labor, materials, subcontractors, and equipment costs were 61% and 59% for the three and six month periods ended January 31, 1997, respectively. This compares to 62% and 61% for the corresponding periods last year. The Company's continued efforts to control costs resulted in improved operating margins.

General and administrative expenses remained constant at $3.5 million for the quarter ended January 31, 1997 and 1996. For the six month period ended January 31, 1997 general and administrative expenses decreased $0.3 million to $7.1 million as compared to $7.4 million for the same period last year. This reduction is attributable to lower interest costs of $0.3 million, a reduction in general and group insurance costs of $0.3 million, offset by an increase of $0.1 million in the provision for doubtful accounts and $0.2 in other general and administrative expenses.

The Company's 38% effective income tax rate for the six month period ended January 31, 1997 differs from the statutory rate due to state income taxes, the amortization of intangible assets with no tax benefit, other non-deductible expenses for tax purposes and the reduction of $0.2 million in the Company's deferred tax asset valuation allowance.


Liquidity and Capital Resources

The Company's primary sources of cash and equivalents has historically been from operating activities and the proceeds from the sale of idle and surplus property and equipment. Strong operating results and existing cash balances continued to finance the Company's working capital and capital expenditure requirements. Internally generated sources of funds continue to be the Company's primary source of liquidity as available borrowing capabilities under the bank credit agreement are limited. Net cash flows from operating activities were $3.1 million for the six month period ended January 31, 1997 as compared to $6.4 million for the comparable period last year. This reduction in cash flow from operating activities resulted from the internal financing of revenue growth as noted by the increase in accounts receivable and unbilled revenues which was partially offset by a net increase in accounts payable and other accrued liabilities.

The Company's sources of funds provided for capital expenditures of $4.0 million during the six month period ended January 31, 1997. During this period, an additional $0.6 million of equipment was financed by capital leases. These capital expenditures represent the normal replacement of equipment and the start up of a new contract in the telecommunication services group. Aside from these capital expenditures, the Company obtained approximately $1.4 million of equipment under various noncancelable operating leases.

At January 31, 1997, the Company had outstanding borrowings under equipment acquisition term-loans aggregating $1.5 million and a revolving credit facility of $9.0 million. During the quarter ended January 31, 1997, the Company paid the final $1.2 million principal payment on its term-loan. This repayment was earlier than the initial scheduled repayment date of March, 1998. The Company borrowed $1.0 million on the equipment acquisition facility to finance the purchase of equipment for the start up of a new master contract during the quarter ended January 31, 1997. The interest rate on the revolving credit facility is at the bank's prime interest rate plus one-half percent (8.75% at January 31, 1997).

The interest rate on the outstanding equipment acquisition term-loans is at the bank's prime interest rate plus 0.50% (8.75% at January 31, 1997). The interest rate on the equipment acquisition term-loans prior to November 30, 1995 was at the bank's prime interest rate plus 0.75%. The outstanding principal on equipment acquisition term-loans is payable quarterly through January 2001. The revolving credit facility is used to finance working capital and is payable in March 1998. Substantially all of the Company's assets are pledged as collateral in support of these facilities.

In addition, the Company has available a $9.8 million standby letter of credit facility of which $0.6 million was available and a $5.0 million capital equipment acquisition facility of which $2.7 million was available at January 31, 1997. The standby letter of credit facility is issued as security to the Company's insurance administrators as part of its self-insurance program.
Both facilities were renewed until February 28, 1997.

The bank credit agreement contains provisions regarding minimum working capital, tangible net worth, debt-to-equity ratios and certain other financial covenants. At January 31, 1997, the Company was in compliance with all financial covenants and conditions.

No cash dividends have been paid during the quarter ended January 31, 1997. The Board will determine future dividend policies based on financial condition, profitability, cash flow, capital requirements, and business outlook, as well as other factors relevant at the time. The Company's bank credit agreement limits the payment of cash dividends to 33 1/3 percent of earnings available for distribution as dividends.

Subsequent to January 31, 1997, the Company concluded negotiations with a group of banks and signed a commitment letter for a new $35.0 million unsecured revolving and term-loan credit facility. This new facility will replace the Company's current bank credit facilities. The new bank credit facility provides the Company credit availability of $10.0 million for revolving working capital loans, $10.0 million for standby letters of credit, $6.0 million for equipment acquisitions, and $9.0 million for a five-year term-loan. The borrowings bear interest at floating interest rates depending on the type of loan. The Company may select interest rates for up to six months at LIBOR plus 1.50% to LIBOR plus 1.75% or, at the prime rate less 1.00% to the prime rate less 0.50%. The new credit agreement requires the Company to meet certain financial ratios and covenants, including debt to tangible net worth ratio, quick ratio, and current ratio. The agreement contains other covenants which limits the payment of cash dividends and restricts the creation of additional indebtedness and encumbrances of assets.

The Company's future operating results and cash flows may be affected by a number of factors including, the Company's success in bidding on future contracts and the Company's ability to effectively manage controllable costs. The Company foresees its capital resources together with existing cash balances, to be sufficient to meet its financial obligations, including the scheduled debt payments under the existing bank credit agreement and capital and operating lease commitments. The new credit agreement negotiated subsequent to January 31, 1997 is expected to support the Company's normal replacement of equipment at its current level of business and to finance internal revenue growth.

PART II. OTHER INFORMATION
__________________________

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of the Company was held on November 25, 1996 to consider and take action on the election of three directors to the Company's Board of Directors.

The Company's nominees, Messrs. Louis W. Adams, Jr., Steven E. Nielsen, and Thomas R. Pledger were elected. Mr. Adams received 8,034,532 votes for and 48,444 against, Mr. Nielsen received 8,069,532 votes for and 13,444 votes against and Mr. Pledger received 8,067,308 votes for and 15,668 votes against. The directors whose terms continued after the annual meeting are Messrs. Revell, Roseman and Younkin.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibits furnished pursuant to the requirements of Form 10-Q:

                    See Exhibit Index on Page 18

(b) Reports On Form 8-K

No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended January 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                DYCOM INDUSTRIES, INC.

                                                Registrant



Date:  March 17, 1997                          /s/ Thomas R. Pledger
       _________________                        ____________________________

                                                Thomas R. Pledger
                                                Chairman and Chief Executive
                                                Officer






Date:  March 17, 1997                           /s/ Steven Nielsen
       _________________                        ____________________________

                                                Steven Nielsen
                                                President and Chief Operating
                                                Officer






Date:  March 17, 1997                           /s/ Douglas J. Betlach
       _________________                        ____________________________

                                                Douglas J. Betlach
                                                Vice President and Chief
                                                Financial Officer



                                EXHIBIT INDEX

       Number                Description
       ______                ___________
       (11)                  Statement re computation of per share earnings
       (27)                  Financial Data Schedule
       (99)                  Sixth Modification of Credit Agreement and
                             Consent by Guarantors as of November 30, 1996 to
                             Credit Agreement dated as of April 28, 1993, as
                             Amended, between Dycom Industries, Inc. and
                             First Union National Bank of Florida.
