Form 10-Q
period 1997-04-30
DYCOM INDUSTRIES INC
filed 1997-06-10
CIK 67215

                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding as of June 6, 1997
                  _____                 __________________________________

    Common Stock, par value $0.33 1/3                 8,805,078

                            DYCOM INDUSTRIES, INC.

                                     INDEX

                                                            Page No.
                                                            ________
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets-
            April 30, 1997 and July 31, 1996                    3

          Condensed Consolidated Statements of
            Operations for the Three Months Ended
            April 30, 1997 and 1996                             4

          Condensed Consolidated Statements of
            Operations for the Nine Months Ended
            April 30, 1997 and 1996                             5

          Condensed Consolidated Statements of
            Cash Flows for the Nine Months Ended
            April 30, 1997 and 1996                            6-7

          Notes to Condensed Consolidated
            Financial Statements                               8-13

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                     14-16


PART II.  OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K                      17


SIGNATURES                                                      18

EXHIBIT INDEX                                                   19

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                  April 30,      July 31,
                                                    1997           1996
ASSETS
CURRENT ASSETS:
Cash and equivalents                               $  4,426,490  $  3,835,479
Accounts receivable, net                             20,818,895    13,306,064
Costs and estimated earnings in
  excess of billings                                 11,615,597     7,137,212
Deferred tax assets, net                              1,604,270     1,261,065
Other current assets                                  1,551,280     1,248,405
Total current assets                                 40,016,532    26,788,225

PROPERTY AND EQUIPMENT, net                          20,872,998    19,574,410
OTHER ASSETS:
Intangible assets, net                                4,723,130     4,839,447
Deferred tax assets                                     742,407       598,887
Other                                                   193,668       272,916
Total other assets                                    5,659,205     5,711,250
TOTAL                                              $ 66,548,735  $ 52,073,885

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                   $  7,573,207  $  3,541,789
Notes payable                                         7,054,914     2,758,795
Billings in excess of costs and
  estimated earnings                                                   38,714
Accrued self-insured claims                           2,750,723     3,064,229
Income taxes payable                                    748,600       227,619
Other accrued liabilities                             7,800,101     8,151,589
Total current liabilities                            25,927,545    17,782,735

NOTES PAYABLE                                         8,986,446     9,452,630
ACCRUED SELF-INSURED CLAIMS                           7,412,529     7,062,150
Total liabilities                                    42,326,520    34,297,515
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, par value $.33 1/3 per share:
  50,000,000 shares authorized; 8,771,501
  and 8,601,492 shares issued and
  outstanding, respectively                           2,923,833     2,867,164
Additional paid-in capital                           25,146,315    24,473,269
Retained deficit                                     (3,847,933)   (9,564,063)
Total stockholders' equity                           24,222,215    17,776,370
TOTAL                                              $ 66,548,735  $ 52,073,885

See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                 For the Three Months Ended
                                                 April 30,        April 30,
                                                   1997             1996
REVENUES:
Contract revenues earned                         $ 47,929,157     $ 34,529,891
Other, net                                            256,827          860,754
Total                                              48,185,984       35,390,645

Expenses:
Costs of earned revenues
  excluding depreciation                           38,102,026       27,426,818
General and administrative                          4,534,378        3,638,872
Depreciation and amortization                       1,529,605        1,359,242
Total                                              44,166,009       32,424,932

INCOME BEFORE INCOME TAXES                          4,019,975        2,965,713

PROVISION (BENEFIT) FOR INCOME TAXES:
Current                                             1,847,785        1,500,211
Deferred                                             (240,843)        (238,648)
Total                                               1,606,942        1,261,563

NET INCOME                                       $  2,413,033     $  1,704,150

EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE:
     Primary                                            $0.27            $0.20
     Fully diluted                                      $0.27            $0.20

 SHARES USED IN COMPUTING
   EARNINGS PER COMMON AND
   COMMON EQUIVALENT SHARE:

    Primary                                         8,892,171        8,564,660
    Fully diluted                                   8,892,312        8,564,660


See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                 For the Nine Months Ended
                                                  April 30,      April 30,
                                                    1997           1996
REVENUES:
Contract revenues earned                          $ 128,069,236  $ 104,544,413
Other, net                                              496,047      1,283,278
Total                                               128,565,283    105,827,691

Expenses:
Costs of earned revenues
  excluding depreciation                            103,099,014     84,331,152
General and administrative                           11,637,961     11,073,271
Depreciation and amortization                         4,473,683      4,138,546
Total                                               119,210,658     99,542,969

INCOME BEFORE INCOME TAXES                            9,354,625      6,284,722

PROVISION (BENEFIT) FOR INCOME TAXES:
Current                                               4,125,221      3,171,692
Deferred                                               (486,726)      (543,990)
Total                                                 3,638,495      2,627,702

NET INCOME                                        $   5,716,130  $   3,657,020

EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE:
     Primary                                              $0.64          $0.43
     Fully diluted                                        $0.64          $0.43

 SHARES USED IN COMPUTING
   EARNINGS PER COMMON AND
   COMMON EQUIVALENT SHARE:
    Primary                                           8,888,496      8,554,808
    Fully diluted                                     8,888,680      8,554,808


See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                    For the Nine Months Ended
                                                    April 30,      April 30,
                                                      1997           1996
Increase (Decrease) in Cash and Equivalents from:
OPERATING ACTIVITIES:
Net income                                         $  5,716,130   $  3,657,020
Adjustments to reconcile net cash provided
  by operating activities:
     Depreciation and amortization                    4,473,683      4,138,546
     Gain on disposal of assets                        (333,190)      (945,910)
     Deferred income taxes                             (486,726)      (543,990)
Changes in assets and liabilities:
     Accounts receivable, net                        (7,512,831)     4,757,864
     Unbilled revenues, net                          (4,517,099)    (1,952,257)
     Other current assets                              (302,875)       106,164
     Other assets                                        79,248         54,130
     Accounts payable                                 4,031,418     (2,273,060)
     Accrued self-insured claims and
       other liabilities                               (314,614)     1,531,484
     Accrued income taxes                               653,550        475,481
Net cash inflow from operating activities             1,486,694      9,005,472

INVESTING ACTIVITIES:
Capital expenditures                                 (5,871,687)    (5,097,060)
Proceeds from sale of assets                          1,149,947      2,070,328
Net cash outflow from investing activities           (4,721,740)    (3,026,732)

FINANCING ACTIVITIES:
Borrowing on bank lines-of-credit                    16,259,396
Principal payments on notes payable
  and bank lines-of-credit                          (13,030,485)    (5,566,638)
Exercise of stock options                               597,146        117,707
Net cash outflow from financing activities            3,826,057     (5,448,931)

NET CASH INFLOW FROM ALL ACTIVITIES                     591,011        529,809

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD           3,835,479      4,306,675

CASH AND EQUIVALENTS AT END OF PERIOD              $  4,426,490   $  4,836,484


See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(continued)

                                               For the Nine Months Ended
                                               April 30,      April 30,
                                                 1997           1996
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND
  NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
  Interest                                     $   821,543     $ 1,200,196
  Income taxes                                   3,528,134       2,753,674

Property and equipment acquired and
  financed with:
   Capital lease obligations                     $   601,024

Income tax benefit related to incentive
  stock options exercised                        $   132,569



See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited

1. The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. and subsidiaries ("Dycom" or the "Company") as of April 30, 1997 and July 31, 1996, the related condensed consolidated statements of operations for the three and nine months ended April 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the nine months ended April 30, 1997 and 1996 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the nine months ended April 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.


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

INTANGIBLE ASSETS-- The excess of the purchase price over the fair market value of the tangible net assets of acquired businesses (goodwill) is amortized on the straight-line method over 40 years. The appropriateness of the carrying value of goodwill is reviewed at the subsidiary level when operating losses are incurred and there are other changes in the business environment that may affect the recoverability of goodwill through future operations. If operating losses have been incurred, and there is a liklihood that such losses will continue, the Company will determine if impairment exists by comparing the carrying value of goodwill to the estimated future cash flows from operations and adjust the carrying value of the intangible asset as appropriate.

Amortization expense, which is comprised primarily of goodwill, was $116,317 for the nine month periods ended April 30, 1997 and 1996. The intangible assets are net of accumulated amortization of $1,112,587 at April 30, 1997 and $996,270 at July 31, 1996.

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

SELF-INSURED CLAIMS LIABILITY-- The Company is primarily self-insured, up to certain limits, for automobile and general liability, workers' compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the condensed consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $5,100,000 and $4,458,000 at April 30, 1997 and July 31, 1996, respectively. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated.

INCOME TAXES-- The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

A valuation allowance is provided when it is more likely than not that some portion of the Company's deferred tax assets will not be realized.
Management has evaluated the available evidence about the Company's future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance recorded in the financial statements reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized. Accordingly, at April 30, 1997 and July 31, 1996, deferred tax assets are net of a valuation allowance of $513,912 and $728,491, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS-- In February, 1997, the FASB issued SFAS No. 128 "Earnings per Share" which changes the method of calculating earnings per share and is effective for fiscal years ending after December 15, 1997. SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except the denominator includes dilutive common stock equivalents such as stock options and warrants. The Company will adopt SFAS No. 128 in fiscal 1998 as early adoption is not permitted. The disclosure of earnings per share under SFAS No. 128 is not expected to be materially different than the current disclosure of earnings per share.

3. ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following:

                                                  April 30,      July 31,
                                                    1997           1996
Contract billings                               $ 19,833,140   $ 12,305,652
Retainage                                          1,718,683      1,138,619
Other receivables                                    363,974        368,677
Total                                             21,915,797     13,812,948
Less allowance for doubtful accounts               1,096,902        506,884
Accounts receivable, net                        $ 20,818,895   $ 13,306,064


4. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying condensed consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

                                                  April 30,       July 31,
                                                    1997            1996
Costs incurred on contracts in progress          $ 29,749,015   $ 24,272,835
Estimated earnings thereon                          1,656,020        334,905
                                                   31,405,035     24,607,740
Less billings to date                              19,789,438     17,509,242
                                                 $ 11,615,597   $  7,098,498

Included in the accompanying condensed
  consolidated balance sheets under
  the captions:
    Costs and estimated earnings in
     excess of billings                          $ 11,615,597   $  7,137,212
    Billings in excess of costs and
     estimated earnings                                              (38,714)
                                                 $ 11,615,597   $  7,098,498


 5. PROPERTY AND EQUIPMENT

The accompanying condensed consolidated balance sheets include the following property and equipment:

                                                April 30,       July 31,
                                                  1997            1996
Land                                           $   1,958,777   $   1,711,464
Buildings                                          2,339,541       2,236,322
Leasehold improvements                               809,095         743,101
Vehicles                                          22,868,696      22,153,365
Equipment and machinery                           20,877,357      20,033,610
Furniture and fixtures                             4,148,209       3,541,638
Total                                             53,001,675      50,419,500
Less accumulated depreciation and
  amortization                                    32,128,677      30,845,090
Property and equipment, net                    $  20,872,998   $  19,574,410

Certain subsidiaries of the Company entered into lease arrangements accounted for as capitalized leases. The carrying value of capital leases at April 30, 1997 and July 31, 1996 was $874,965 and $372,170, respectively, net of accumulated depreciation of $221,642 and $123,413, respectively. Capital leases are included as a component of equipment and machinery.

6. NOTES PAYABLE

Notes and loans payable are summarized by type of borrowings as follows:

                                             April 30,          July 31,
                                               1997               1996
Bank Credit Agreement:
  Revolving credit facility                 $   4,200,000      $   9,000,000
  Term-loan                                     9,000,000          2,162,812
  Equipment term-loans                          2,052,396            704,167
Capital lease obligations                         788,964            344,446
Total                                          16,041,360         12,211,425
Less current portion                            7,054,914          2,758,795
Notes payable--non-current                  $   8,986,446      $   9,452,630


On April 28, 1997 the Company signed a new $35.0 million credit agreement with a group of banks. The proceeds of the new credit agreement were used to refinance the previously existing credit facility and provide funding for working capital and equipment requirements. As of April 30, 1997, the Company's credit facility consists of a $10.0 million revolving working capital credit facility of which $5.8 million was available, a $9.0 million term loan, a $6.0 million revolving equipment acquisition facility of which $3.9 million was available, and a $10.0 million standby letter of credit facility of which $0.8 million was available. The bank credit agreement contains restrictions which, among other things, require maintenance of certain financial ratios and covenants, restrict encumbrances of assets and creation of indebtedness, and limit the payment of cash dividends.

Cash dividends are limited to 50% of each fiscal year's after-tax profits. No cash dividends have been paid during the nine month period ending April 30, 1997. The credit facility is secured by the Company's assets. At April 30, 1997, the Company was in compliance with all financial covenants and conditions.

The revolving working capital credit facility is available for a one-year period and bears interest, at the option of the Company, at the bank's prime interest rate minus 1% or LIBOR plus 1.50%. At April 30, 1997, the interest rate was at LIBOR plus 1.50% or 7.56%. The proceeds of the revolving credit facility were used for working capital requirements.

The term loan facility has a five-year maturity and bears interest at the bank's prime interest rate minus 0.50% (8.00% at April 30, 1997). Principal and interest is payable in quarterly installments through April, 2002. The proceeds of the term loan were used to refinance the indebtedness under the previous revolving credit facility.

The revolving equipment acquisition facility is available for a one-year period and bears interest, at the option of the Company, at the bank's prime interest rate minus 0.75% or LIBOR plus 1.75%. Advances against this facility are converted to term-loans with maturities not to exceed 48 months. The outstanding principal on the equipment term-loans is payable in monthly installments through January, 2001. During the quarter ended April 30, 1997, the Company borrowed $1.2 million to refinance the indebtedness under the previous equipment acquisition term-loans and an additional $0.8 million for current equipment requirements. At April 30, 1997, the interest rate was at LIBOR plus 1.75% or 7.81%.

The standby letter of credit facility is available for a one-year period. At April 30, 1997, the Company had $9.2 million in outstanding standby letters of credit issued as security to the Company's insurance administrators as part of its self-insurance program.

Interest costs incurred on notes payable and capital lease obligations, all of which were expensed, for the nine month periods ended April 30, 1997 and 1996 were $771,886 and $1,141,292, respectively. Such amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

In addition to the borrowings under the bank credit agreement, certain subsidiaries have outstanding obligations under capital leases. The obligations are payable in monthly installments expiring at various dates through December, 2001.


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

Results of Operations

The Company reported earnings per common and common equivalent share of $0.27 and $0.20 for the quarters ended April 30, 1997 and 1996, respectively. Earnings per common and common equivalent share for the nine month periods
ended April 30, 1997 and 1996 was $0.64 and $0.43, respectively.   Earnings
per common share assuming full dilution for the three and nine month periods ended April 30, 1997 was $0.27 and $0.64, respectively. This compares to earnings per common and common equivalent share assuming full dilution of $0.20 and $0.43 for the three and nine month period ended April 30, 1996.

Contract revenues for the quarter ended April 30, 1997 increased 38.8% to $47.9 million as compared to $34.5 million for the same quarter last year. The increase in contract revenues is attributable to increased volume experienced in all service groups. The telecommunication services group contract revenues increased 37.3% to $39.0 million, the utility line locating services group contract revenues increased 6.7% to $3.7 million and the electrical services group contract revenues increased 97.9% to $5.2 million for the current quarter compared to the same quarter last year. For the nine month period ended April 30, 1997, contract revenues increased 22.5% to $128.1 million as compared to $104.5 million for the corresponding period last year. The contract revenue growth reflects higher volume in all service groups. Contract revenues increased 20.6% to $104.9 million in the telecommunication services group, 13.6% to $10.6 million in the utility line locating services group, and 51.8% to $12.6 million in the electrical services group.

The contract revenue mix between telecommunication services, utility line locating services and electrical services for the quarter ended April 30, 1997 was 81%,8%, and 11%, respectively, and 82%, 10% and 8%, respectively, for the quarter ended April 30, 1996. The contract revenue mix reflects a significant increase in the electrical services group due to increased volume in bid jobs. For the nine month period ended April 30, 1997, the contract revenue mix between the telecommunication services group, the utility line locating services group and the electrical services group was 82%, 8% and 10%, respectively, compared to 83%, 9%, and 8%, respectively, for the corresponding period last year. Multi-year comprehensive service contracts continue to be the primary source of revenue for the telecommunication services group. For the three and nine month periods ended April 30, 1997, multi-year comprehensive service contracts represented 86% of telecommunication services group contract revenues, as compared to 89% and 90% for the comparable periods last year. The decline is offset by higher volume associated with premise wiring, inside network installations for office buildings, and other telephony contracting services.

The Company's backlog of uncompleted work at April 30, 1997 was $247 million as compared to $231 million at April 30, 1996. During the three month period ending April 30, 1997 various contracts were awarded in the telecommunication services, utility line locating services and the electrical services group. The significant contract awards in the telecommunication services group included a multi-year telephone splicing and a multi-year broadband network installation contract totaling $11.2 million, a multi-year engineering design contract and an extension of an engineering design contract totaling $12.6 million, and several bid contracts totaling $1.5 million.

The Company's costs and operating expenses may be affected by a number of factors including contract volumes, character of services rendered, work locations, competition, and changes in productivity. Costs of earned revenues, excluding depreciation, were 79% of contract revenues for both the quarters ended April 30, 1997 and 1996, respectively, and 81% for both the nine month periods ended April 30, 1997 and 1996. As a percentage of contract revenues, the Company's prime costs of direct labor, materials, subcontractors, and equipment costs were 59% for both the three and nine month periods ended April 30, 1997, respectively. This compares to 60% and 61% for the corresponding periods last year. The Company's continued efforts to control costs resulted in stable operating margins.

General and administrative expenses increased $0.9 million to $4.5 million for the quarter ended April 30, 1997 as compared to $3.6 million for the corresponding period last year. This is primarily attributable a $0.4 million increase in the provision for doubtful accounts, a $0.3 million increase in payroll and payroll taxes, and a $0.4 million increase in other general and administrative expenses offset by a reduction in general insurance costs of $0.2 million. For the nine month period ended April 30, 1997 general and administrative expenses increased $0.5 million to $11.6 million as compared to $11.1 million for the same period last year. This increase is attributable to a $0.5 million increase in the provision for doubtful accounts, a $0.4 million increase in payroll and payroll taxes, offset by a $0.4 million reduction in interest costs.

The Company's 39% effective income tax rate for the nine month period ended April 30, 1997 differs from the statutory rate due to state income taxes, the amortization of intangible assets with no tax benefit, other non-deductible expenses for tax purposes and the reduction of $0.2 million in the Company's deferred tax asset valuation allowance.

Liquidity and Capital Resources

Cash and equivalents increased $0.6 million to $4.4 million during the nine month period ending April 30, 1997. During this period, the Company generated $1.5 million of positive cash flow from operating activities reflecting strong earnings of $5.7 million. The cash flow from operating activities was reduced by higher levels of accounts receivable and unbilled revenue and partially offset by higher accounts payable. The cash flow from operating activities is less than the reported net income due to an increase in working capital required to support the growth in contract revenues.

The Company's investing activities absorbed $5.9 million in capital expenditures during the nine month period ended April 30, 1997. These capital expenditures represent the normal replacement of equipment and the start up of a new contract in the telecommunication services group. In addition, the Company acquired and financed $0.6 million of equipment with capital leases and financed $1.6 million of equipment under various noncancelable operating leases. Proceeds from the sale of surplus equipment was $1.1 million for the nine months ended April 30, 1997.

On April 28, 1997 the Company signed a new $35.0 million credit agreement arranged by a group of banks. The new credit agreement provides a $10.0 million revolving working capital facility, a $10.0 million standby letter of credit facility, a $9.0 million five-year term loan, and a $6.0 million revolving equipment acquisition facility. The objective of establishing the new credit agreement was to refinance the indebtedness under the previous credit facility and to provide additional borrowing capacity to support the future growth of the Company. The new credit agreement requires the Company to maintain certain financial covenants and conditions such as debt-to-equity ratios, current and quick ratios, and net profit levels. In addition, the new credit agreement limits the payment of cash dividends to 50% of each fiscal year's after-tax profits. At April 30, 1997, the Company was in compliance with all covenants and conditions.

The revolving working capital facility is available for a one-year period and bears interest, at the option of the Company, at the bank's prime interest rate minus 1% or LIBOR plus 1.50%. During the quarter ended April 30, 1997, the Company borrowed $4.2 million against the revolving working capital facility to meet current working capital requirements leaving an available borrowing capacity of $5.8 million. At April 30, 1997, the interest rate on the outstanding balance was at LIBOR plus 1.50% or 7.56%.

The term loan facility has a five-year maturity and bears interest at the bank's prime interest rate minus 0.50% (8.00% at April 30, 1997). The term loan principal and interest is payable in quarterly installments through April, 2002. At April 30, 1997, the $9.0 million outstanding principal was used to refinance the indebtedness under the previous revolving credit facility.

The revolving equipment acquisition facility is available for a one-year period and bears interest, at the option of the Company, at the bank's prime interest rate minus 0.75% or LIBOR plus 1.75%. Advances against this facility are converted into term-loans with maturities not to exceed 48 months. The outstanding principal on the equipment acquisition term-loans is payable in monthly installments through January, 2001. During the quarter ended April 30, 1997, the Company borrowed $1.2 million to refinance the indebtedness under the previous equipment acquisition term-loans and an additional $0.8 million for current equipment requirements. The Company has available borrowing capacity of $3.9 million under this facility. At April 30, 1997, the interest rate on the outstanding equipment acquisition term-loans was at LIBOR plus 1.75% or 7.81%.

The standby letter of credit facility is available for a one-year period. At April 30, 1997, the Company had $9.2 million in outstanding standby letters of credit issued as security to the Company's insurance administrators as part of its self-insurance program leaving $0.8 million of available borrowing capacity.

No cash dividends have been paid during the quarter ended April 30, 1997. The Board will determine future dividend policies based on financial condition, profitability, cash flow, capital requirements, and business outlook, as well as other factors relevant at the time.

The Company's future operating results and cash flows may be affected by a number of factors including, the Company's success in bidding on future contracts and the Company's ability to effectively manage controllable costs. The Company foresees its capital resources, including the funds available under the new credit facility, together with existing cash balances, to be sufficient to meet its financial obligations, support the normal replacement of equipment and to finance internal growth.

PART II. OTHER INFORMATION
__________________________

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibits furnished pursuant to the requirements of Form 10-Q:

                    See Exhibit Index on Page 18

(b) Reports On Form 8-K

No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended April 30, 1997.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                DYCOM INDUSTRIES, INC.

                                                Registrant




Date:  June 9, 1997                             /s/ Thomas R. Pledger
       _________________                        ____________________________

                                                Thomas R. Pledger
                                                Chairman and Chief Executive
                                                Officer






Date:  June 9, 1997                             /s/ Steven Nielsen
       _________________                        ____________________________

                                                Steven Nielsen
                                                President and Chief Operating
                                                Officer






Date:  June 9, 1997                             /s/ Douglas J. Betlach
       _________________                        ____________________________

                                                Douglas J. Betlach
                                                Vice President and Chief
                                                Financial Officer



                                EXHIBIT INDEX

       Number                    Description
       ______                    ___________
       (11)                   Statement re computation of per share earnings

       (27)                   Financial Data Schedule

       (99)                   Credit Facility Agreement dated as of April 28,
                              1997 between Dycom Industries, Inc. and
                              Dresdner Bank Lateinamerika Aktiengesellschaft;
                              Bank Leumi Trust Company of New York; and
                              Republic National Bank of Miami, N.A.

                              Security Agreement dated as of April 28, 1997 between Dycom Industries, Inc. and Dresdner
                              Bank Lateinamerika Aktiengesellschaft; Bank
                              Leumi Trust Company of New York; and Republic
                              National Bank of Miami, N.A.  Similar
                              agreements were executed by each subsidiary of Dycom Industries, Inc.

                              Guaranty Agreement dated as of April 28, 1997 between Ansco & Associates, Inc. and Dresdner
                              Bank Lateinamerika Aktiengesellschaft; Bank
                              Leumi Trust Company of New York; and Republic
                              National Bank of Miami, N.A.  Similar
                              agreements were executed by each subsidiary of Dycom Industries, Inc.


