Form 10-K
period 1997-07-31
DYCOM INDUSTRIES INC
filed 1997-10-01
CIK 67215

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED JULY 31, 1997
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-5423
                             DYCOM INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   FLORIDA                                      59-1277135
          (State of incorporation)                 (I.R.S. Employer Identification No.)

        4440 PGA BOULEVARD, SUITE 600                              33410
         PALM BEACH GARDENS, FLORIDA
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (561) 627-7171
          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class
                Common Stock,                    Name of each exchange on which registered
        par value $.33 1/3 per share                      New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting common stock, par value $.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on September 26, 1997 was $213,408,461.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    CLASS                          OUTSTANDING AS OF SEPTEMBER 26, 1997
           Common Stock, $.33 1/3                               10,870,252

     The registrant's proxy statement for the Annual Meeting of Shareholders to be held on November 24, 1997 (the "Definitive Proxy Statement") to be filed with the Commission pursuant to Regulation 14A is incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Dycom is a leading provider of engineering, construction and maintenance services to telecommunications providers that operate throughout the United States. The Company's comprehensive range of telecommunications infrastructure services include the engineering, placement and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers, competitive local exchange carriers, and cable television multiple system operators. Additionally, the Company provides similar services related to the installation of integrated voice, data, and video local and wide area networks within office buildings and similar structures. Dycom also performs underground utility locating and electric utility contracting services. For the fiscal year ended July 31, 1997, telecommunications services contributed approximately 87% of contract revenues, underground utility locating services contributed 6%, and electric utility contracting services contributed 7%.

     Through its nine active wholly-owned subsidiaries, Dycom has established relationships with many leading local exchange carriers, long distance providers, competitive access providers, cable television multiple system operators and electric utilities. Such key customers include BellSouth Telecommunications, Inc., Comcast Cable Communications, Inc., The Southern New England Telephone Company, GTE Corporation, U.S. West Communications, Inc., and Florida Power & Light Company. Approximately 40% of the Company's revenues come from multi-year master service agreements with large telecommunications providers and electric utilities.

     In July 1997, Dycom acquired Communications Construction Group, Inc. ("CCG"), a Pennsylvania-based provider of construction services to cable television multiple system operators (the "CCG Acquisition"). CCG generated revenues of $67.7 million in its fiscal year 1997. This transaction diversified Dycom's telephone company customer base to include a broader mix of work for cable television multiple system operators. The acquisition also created a greater geographic presence for Dycom in the Mid-Atlantic, Midwest and Northeast regions of the United States.

SERVICES

  Telecommunications Services

     Engineering. Dycom provides outside plant engineers and drafters to local exchange carriers and competitive access providers. The Company designs aerial, buried and underground fiber optic and copper cable systems from the telephone central office to the ultimate consumer's home or business. Engineering services for local exchange carriers include the design of service area concept boxes, terminals, buried and aerial drops, transmission design and the proper administration of feeder and distribution cable pairs. For competitive access providers, Dycom designs building entrance laterals, fiber rings and conduit systems. The Company obtains rights of way and permits in support of engineering activities, and provides construction management and inspection personnel in conjunction with engineering services or on a stand alone basis. For cable television multiple system operators, Dycom performs make ready studies, strand mapping, field walk out, computer-aided radio frequency design and drafting, and fiber cable routing and design.

     Construction and Maintenance. The services provided by the Company include the placing and splicing of cable, excavation of trenches in which to place the cable, placement of related structures such as poles, anchors, conduits, manholes, cabinets and closures, placement of drop lines from the main distribution lines to the customer's home or business, and maintenance and removal of these facilities. The Company has the capacity to directionally bore the placement of cables, a highly specialized and increasingly necessary method of placing buried cable networks in congested urban and suburban markets where trenching is highly impractical.

     Premise Wiring. The Company also provides premise wiring services to a variety of large corporations and certain governmental agencies. These services, unlike the engineering, construction and maintenance services provided under various master service agreements and to cable television multiple system operators, are limited to the installation, repair and maintenance of telecommunications infrastructure within improved structures. Projects include the placement and removal of various types of cable within buildings and individual offices. These services generally include the development of communication networks within a company or government agency related primarily to the establishment and maintenance of computer operations, telephone systems, Internet access and communications monitoring systems established for purposes of monitoring environmental controls or security procedures.

  Underground Utility Locating Services

     The Company is a provider of underground utility locating services, primarily to telecommunications providers. Under a variety of state laws, excavators are required to locate underground utilities prior to excavating. Utilities located include telephone, cable television, power and gas. Recently, excavators performing telecommunications network upgrades and expansions have generated significant growth in requests for underground utility locating, and the Company expects this trend to continue. The Company is currently a party to 30 underground utility locating contracts. These services are offered throughout the United States.

  Electrical Construction and Maintenance Services

     The Company performs electrical construction and maintenance services for electric companies. This construction is performed primarily as a stand alone service, although at times it is performed in conjunction with services for telecommunications providers. These services include installing and maintaining electrical transmission and distribution lines, setting utility poles and stringing electrical lines, principally above ground. The work performed often involves high voltage splicing and, on occasion, the installation of underground high voltage distribution systems. The Company also provides the repair and replacement of lines which are damaged or destroyed as a result of weather conditions.

  Revenues by Service Group

     For the fiscal years ended July 31, 1995, 1996 and 1997, the percentages of the Company's total contract revenues earned were derived from telecommunications services, underground utility locating services and electrical construction and maintenance services as set forth below.

                                                              YEAR ENDED JULY 31,
                                                              --------------------
                                                              1995    1996    1997
                                                              ----    ----    ----
Telecommunications services.................................   86%     87%     87%
Underground utility locating services.......................    8       7       6
Electrical construction and maintenance services............    6       6       7
                                                              ---     ---     ---
          Total.............................................  100%    100%    100%
                                                              ===     ===     ===

CUSTOMER RELATIONSHIPS

     Dycom's current customers include local exchange carriers such as BellSouth Telecommunications, Inc., SBC Communications, Inc., U.S. West Communications, Inc., Sprint Corporation, Ameritech Corporation, GTE Corporation, The Southern New England Telephone Company, Citizen Utilities and Cincinnati Bell Telephone. Dycom also currently provides telecommunications engineering, construction and maintenance services to a number of cable television multiple system operators including Comcast Cable Communications Inc., Cablevision, Inc., Falcon Cable Media, Time Warner, Inc. and MediaOne, Inc. Dycom also provides it services to long distance carriers such as MCI Telecommunications Corporation and AT&T Corporation, as well as to competitive access providers such as MFS Communications Company, Inc. and Brooks Fiber Corporation. Premise wiring services have been provided to, among others, Lucent Technologies, Inc., Duke University, International Business Machines Corporation, and several state governments. The Company also provides construction and maintenance support to Lee County Electrical Cooperative, Florida Power & Light Company, and Florida Power Corporation.

     The Company's customer base is highly concentrated, with its top three customers in fiscal years 1995, 1996 and 1997 accounting in the aggregate for approximately 66.8%, 72.8% and 64.0%, respectively, of the Company's total revenues. During fiscal 1997, approximately 34.3% of the Company's total revenues were derived from BellSouth Telecommunications, Inc., 23.3% from Comcast Cable Communications, Inc. and 6.4% from GTE Corporation. The Company believes that a substantial portion of its total revenues and operating income will continue to be derived from a concentrated group of customers. The loss of any of such customers could have a material adverse effect on the Company's business, financial condition and results of operations.

     A significant amount of the Company's business is performed under master service agreements. These agreements with telecommunications providers are exclusive requirement contracts, with certain exceptions, including the customer's option to perform the services with its own regularly employed personnel. The agreements are typically three to five years in duration, although the terms typically permit the customer to terminate the agreement upon 90 days prior written notice. Each agreement contemplates hundreds of individual construction and maintenance projects valued generally at less than $10,000 each. Other jobs are bid by the Company on a nonrecurring basis.

     Although historically master service agreements have been awarded through a competitive bidding process, recent trends have been toward securing or extending such contracts on negotiated terms. With the rapid expansion of the telecommunications market and the immediate need for upgrading existing, as well as constructing new, telecommunications infrastructure, the Company believes that more master service agreements will be awarded on the basis of negotiated terms as opposed to the competitive bidding process.

     Sales and marketing efforts of the Company are the responsibility of the management of Dycom and its operating subsidiaries.

BACKLOG

     The Company's backlog at July 31, 1997 was $314.4 million. As of July 31, 1997, the Company expected to complete approximately 66% of this backlog within the next fiscal year. Due to the nature of its contractual commitments, in many instances the Company's customers do not commit to the volume of services to be purchased under the contract, but rather commit the Company to perform these services if requested by the customer and commit to obtain these services from the Company if they are not performed internally. Many of the contracts are multi-year agreements, and the Company includes the full amount of services projected to be performed over the life of the contract. The Company includes all services projected to be performed over the life of the contract in its backlog due to its historical relationships with its customers and experience in procurements of this nature. Historically, the Company has not experienced a material variance between the amount of services it expects to perform under a contract and the amount actually performed for a specified period. There can be no assurance, however, as to the customer's requirements during a particular period or that management's estimates of such estimates at any point in time are accurate.

SAFETY AND RISK MANAGEMENT

     The Company is committed to ensuring that its employees perform their work in the safest possible manner. The Company regularly communicates with its employees to promote safety and to instill safe work habits. Dycom's risk manager, a holding company employee, reviews all accidents and claims throughout the operating subsidiaries, examines trends and implements changes in procedures or communications to address any safety issues.

     The primary claims rising in the Company's business are workers' compensation and other personal injuries, various general liabilities, and vehicle liability (personal injury and property damage). The Company is self-insured for automobile liability up to $1.0 million, for general liability up to $1.0 million, and for workers' compensation, in states where the Company elects to do so, up to $1.0 million per occurrence and $2.0 million in the aggregate. The Company has umbrella coverage up to a policy limit of $30.0 million.

     The Company carefully monitors claims and participates actively in claims estimates and adjustments. The estimated costs of self-insured claims, which include estimates for incurred but not reported claims, are accrued as liabilities on the Company's balance sheet. Due to changes in the Company's loss experience in recent years, insurance accruals have varied from year to year and have had an effect on operating margins. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" and Note 1 of Notes to Consolidated Financial Statements.

COMPETITION

     The telecommunications engineering, construction and maintenance services industry in which the Company operates is highly competitive, requiring substantial resources and skilled and experienced personnel. The Company competes with other independent contractors in most of the markets in which it operates, several of which are large domestic companies that have greater financial, technical and marketing resources than the Company. In addition, there are relatively few, if any, barriers to entry into the markets in which the Company operates and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor to the Company. A significant portion of the Company's revenues are currently derived from master service agreements and price is often an important factor in the award of such agreements. Accordingly, the Company could be outbid by its competitors in an effort to procure such business. There can be no assurance that the Company's competitors will not develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to the Company's services, or that the Company will be able to maintain or enhance its competitive position. The Company may also face competition from the in-house service organizations of its existing or prospective customers, including telecommunications providers, which employ personnel who perform some of the same types of services as those provided by the Company. Although a significant portion of these services is currently outsourced, there can be no assurance that existing or prospective customers of the Company will continue to outsource telecommunications engineering, construction and maintenance services in the future.

     The Company believes that the principal competitive factors in the market for telecommunications engineering, construction and maintenance services include technical expertise, reputation, price, quality of service, availability of skilled technical personnel, geographic presence, breadth of service offerings, adherence to industry standards and financial stability. The Company believes that it competes favorably with its competitors on the basis of these competitive factors on a whole.

EMPLOYEES

     As of July 31, 1997, the Company employed 2,864 persons. The number of employees of the Company and its subsidiaries varies according to the work in progress. As a matter of course, the Company maintains a nucleus of technical and managerial personnel from which it draws to supervise all projects. Additional employees are added as needed to complete specific projects.

     None of the Company's employees are represented by a labor union. CCG is currently a party to two collective bargaining agreements with local bargaining units in Philadelphia, Pennsylvania, and New York, New York, although none of its current employees are subject to the agreements. The Company has never experienced a work stoppage or strike. The Company believes that its employee relations are good.

MATERIALS

     In many cases, the Company's customers supply most or all of the materials required for a particular contract; and the Company provides the personnel, tools, and equipment to perform the installation services. However, with respect to certain of its master services agreements the Company may supply part or all of the materials required. In these instances, the Company is not dependent upon any one source for the products which it customarily utilizes to complete the job. The Company is not presently experiencing, nor does it anticipate experiencing, any difficulties in procuring an adequate supply of materials.

ITEM 2.  PROPERTIES

     The Company leases its executive office located in Palm Beach Gardens, Florida. The Company's subsidiaries operate from owned and leased administrative offices, district field offices, equipment yards and shop facilities, and temporary storage locations. The Company owns properties in Phoenix, Arizona, Durham, North Carolina, Pinellas Park, Florida, and West Palm Beach, Florida. The Company also leases, subject to long-term noncancelable leases, facilities in West Chester, Pennsylvania, Bridgeport and Wallingford, Connecticut, Knoxville, Tennessee, and Greensboro, North Carolina. The Company also leases and owns other smaller properties as necessary to enable it to effectively perform its operations under master service agreements and other specific contracts. The Company believes that its facilities are adequate for its current operations.

ITEM 3.  LEGAL PROCEEDINGS

     In September 1995, the State of New York commenced a sales and use tax audit of CCG for the years 1989 through 1995. As a result of the audit, certain additional taxes were paid by CCG in fiscal 1996. The State of New York has claimed additional amounts due from CCG for the periods through August 31, 1995. See Note 15 to the accompanying financial statements.

     In the normal course of business, certain subsidiaries of the Company have pending and unasserted claims. Although the ultimate resolution and liability of these claims cannot be determined, management believes the final disposition of these claims will not have a material adverse impact on the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the year covered by this report, no matters were submitted to a vote of the Company's security holders whether through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DY". The following table sets forth the range of the high and low closing sales prices for each quarter within the last two fiscal years as reported on the NYSE.

                                                                 FISCAL 1996           FISCAL 1997
                                                              ------------------    ------------------
                                                               HIGH        LOW       HIGH        LOW
                                                              -------    -------    -------    -------
First Quarter.............................................    $ 8        $ 6 3/8    $14 3/8    $11 1/2
Second Quarter............................................      7 1/8      5         12 1/4      9 1/4
Third Quarter.............................................      9 1/4      5 7/8     12 1/4     10
Fourth Quarter............................................     13 1/8      8 7/8     18 1/8      9 7/8

     As of September 26, 1997, there were approximately 660 record holders of the Company's $.33 1/3 par value common stock. The common stock traded at a high of $23 1/8 and a low of $16 9/16 during the period August 1, 1997 through September 26, 1997.

     The Company currently intends to retain future earnings, and since 1982, no cash dividends have been paid by the Company. The Board of Directors will determine any future change in dividend policies based on financial conditions, profitability, cash flow, capital requirements, and business outlook, as well as other factors relevant at the time. The Company's credit facilities expressly limit the payment of cash dividends to fifty percent (50%) of each fiscal year's after-tax profits. The credit facilities' restrictions regarding the Company's debt to equity, quick and current ratios also affect the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data of the Company for the years ended July 31, 1993, 1994, 1995, 1996, and 1997. The Company acquired CCG on July 29, 1997. The acquisition has been accounted for as a pooling of interest and accordingly, the consolidated financial statements for the periods presented include the accounts of CCG. This data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

                                         1993(1)    1994(1)       1995     1996(2)      1997(2)
                                         --------   --------    --------   --------     --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues...............................  $156,689   $152,647    $188,333   $195,260     $243,923
Income (loss) before income taxes......   (31,778)    (6,710)      8,874     11,381       19,042
Net income (loss)......................   (31,013)    (7,501)      5,141      7,664       11,219
Earnings (loss) per common and common
  equivalent share(3):
  Primary..............................     (2.93)     (0.71)       0.49       0.71         1.02
  Fully diluted........................     (2.93)     (0.71)       0.49       0.70         1.02
Total assets...........................    65,890     59,542      62,218     66,195       88,162
Long-term obligations..................    28,916      6,641(4)   21,344     17,490       15,430
Stockholders' equity...................    15,374      8,132      13,319     21,182       33,752
Cash dividends per share...............        --         --          --         --           --

---------------

(1) The Company changed its method of accounting for income taxes as of the beginning of fiscal 1993; the years prior to fiscal 1993 have not been restated. The cumulative effect of the accounting change increased the net loss by $2,286. The Company wrote-off $24,285 and $1,423 of intangible assets in 1993 and 1994, respectively. In fiscal 1994, the Company recorded a $1.7 million deferred tax asset valuation allowance.
(2) The results of operations for fiscal 1996 and 1997 include a $1.1 million and $0.3 million reduction in the deferred tax valuation allowance.
(3) The options to purchase common stock had an insignificant or anti-dilutive effect on the per share amounts. See Note 1 to the consolidated financial statements regarding the per share data.
(4) The outstanding borrowings under the bank credit agreement were classified as a current liability at July 31, 1994 due to the likelihood of covenant violations within the following twelve months. But for the reclassification, the long-term obligations at July 31, 1994 would have been $25,515.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Dycom derives most of its contract revenues earned from engineering, construction and maintenance services to the telecommunications industry. In addition, contract revenues earned are derived from underground utility locating services and from maintenance and construction services provided to the electric utility industry. The Company currently performs work for more than 25 local exchange carriers, cable television multiple system operators, long distance carriers, competitive access providers, and electric utilities, principally in the Southeast, Northeast, Midwest and Mid-Atlantic United States. The Company expects that future growth in contract revenues earned will be generated from
(i) increasing the volume of services to existing customers; (ii) expanding the scope of services to existing customers; (iii) broadening its customer base; and
(iv) geographically expanding its service area. Growth is expected to result from internal sources as well as through acquisitions. Other revenues include gain on sale of surplus equipment and interest income.

     In July 1997, Dycom completed the CCG Acquisition in a transaction accounted for as a pooling of interest. CCG's revenues for fiscal 1997 were approximately $67.7 million. CCG provides engineering, construction, and maintenance services for cable television multiple system operators. Its principal customer is Comcast Cable Communications, Inc., which accounted for 81.0% of CCG's revenues and 23.3% of Dycom's contract revenues in fiscal 1997. Dycom's financial statements and all financial and operating data derived therefrom have been combined for all periods presented herein to include the financial condition and results of operations of CCG.

     Dycom provides services to its customers pursuant to master service agreements and contracts for particular projects. Under master service agreements, Dycom agrees to provide, for a period of several years, all specified service requirements to its customer within a given geographical territory. The customer, with certain exceptions, agrees to purchase such requirements from Dycom. Materials to be used in these jobs are generally provided by the customer. Master service agreements generally provide that Dycom will furnish a specified unit of service for a specified unit price (e.g., fiber optic cable will be installed underground for a specified rate of dollars per foot). The Company recognizes revenue under master service agreements on the percentage of completion basis. Dycom is currently party to 15 master service agreements, which accounted for approximately 40% of fiscal 1997 revenues. Master service agreements are typically bid initially and may be extended by negotiation. The remainder of Dycom's services are provided pursuant to contracts for particular jobs, which are generally from three to four months in duration from the contract date, depending upon the size of the project. These contracts may be either bid or negotiated.

     Cost of earned revenues includes all direct costs of providing services under the Company's contracts, other than depreciation on fixed assets owned by the Company or utilized by the Company under capital leases, which are included in depreciation and amortization expense. Cost of earned revenues includes all costs of construction personnel, subcontractor costs, all costs associated with operation of equipment, excluding depreciation, materials not supplied by the customer and insurance. Because the Company is primarily self-insured for automobile, general liability, workers' compensation, and employee group health claims, a change in experience or actuarial assumptions that did not affect the rate of claims payments could nonetheless materially adversely affect results of operations in a particular period. General and administrative costs include all costs of holding company and subsidiary management personnel, rent, utilities, travel and centralized costs such as insurance administration, interest on debt, professional costs and certain clerical and administrative overhead. The Company's management personnel, including subsidiary management, undertake all sales and marketing functions as part of their management responsibilities, and, accordingly, the Company does not incur material selling expenses.

     Dycom, founded in 1969, witnessed significant growth during the 1980's as the result of increasing competitive growth in the long distance telephone market and the needs of the long distance carriers to replace their copper cabling with fiber optic cable. Through 1990, Dycom acquired nine operating subsidiaries. As long distance carriers completed most of their long haul lines in the late 1980's, the Company shifted its focus to the local exchange carrier market. During the early 1990's, Dycom's results of operations were materially adversely affected by a number of internal developments, including (i) adjustments taken to insurance reserves in 1991, (ii) write-offs of intangible assets, including goodwill, of $24.3 million and $1.4 million in 1993 and 1994, respectively, incurred in connection with four acquisitions, which contributed to net losses in those years, and (iii) significant costs and distraction of management attention associated with a range of litigation and a governmental investigation, including shareholder litigation and protracted litigation with a former officer involved in a takeover effort. See Selected Financial Data. All of these matters were concluded in or before the 1995 fiscal year. Management of the Company does not believe that any of the events or circumstances it faced in the early 1990's are indicative of the manner in which the Company currently operates or the Company's future prospects.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of contract revenues earned, certain items in the Company's statement of operations for the periods indicated:

                                                                YEAR ENDED JULY 31,
                                                              ------------------------
                                                               1995     1996     1997
                                                              ------   ------   ------
Revenues:
  Contract revenues earned..................................   100.0%   100.0%   100.0%
  Other, net................................................     0.7      0.6      0.4
                                                              ------   ------   ------
          Total revenues....................................   100.7    100.6    100.4
                                                              ------   ------   ------
Expenses:
  Cost of earned revenue, excluding depreciation............    82.0     80.3     79.2
  General and administrative................................    10.2     10.6      9.8
  Depreciation and amortization.............................     3.8      3.9      3.6
                                                              ------   ------   ------
          Total expenses....................................    96.0     94.8     92.6
                                                              ------   ------   ------
Income before income taxes..................................     4.7      5.8      7.8
Provision for income taxes..................................     2.0      1.9      3.2
                                                              ------   ------   ------
Net income..................................................     2.7%     3.9%     4.6%
                                                              ======   ======   ======

YEAR ENDED JULY 31, 1997 COMPARED TO YEAR ENDED JULY 31, 1996

     Revenues. Contract revenues increased $48.9 million or 25.2% to $243.0 million in fiscal 1997 from $194.1 million in fiscal 1996. Of this increase, $40.7 million was attributable to the telecommunications services group, $6.1 million was attributable to the electric services group and $2.1 million was attributable to the underground utility locating services group, reflecting an increased overall market demand for the Company's services. During fiscal 1997, the Company recognized $210.4 million of contract revenues from the telecommunications services group as compared to $169.7 million in fiscal 1996. The increase in the Company's telecommunications services group reflects an increased volume of projects and activity in fiscal 1997 associated with the cable television services group, which increased by $19.4 million to $70.6 million in fiscal 1997 from $51.2 million in fiscal 1996, the design and installation of broadband networks, telephone engineering services and premise wiring services, partially offset by a slight decline in contract revenues from services performed under master services agreements. Contract revenues from master services agreements, however, continue to be a significant source of the Company's revenues, representing approximately 40% of total contract revenues in fiscal 1997 as compared to 47.2% in fiscal 1996. The Company recognized contract revenues of $16.8 million from electric utilities services in fiscal 1997 as compared to $10.7 million in fiscal 1996, an increase of 57.0%. The Company recognized contract revenues of $15.8 million from underground utility locating services in fiscal 1997 as compared to $13.7 million in fiscal 1996, an increase of 15.2%.

     Cost of Earned Revenues. Cost of earned revenues increased $36.6 million to $192.4 million in fiscal 1997 from $155.8 million in fiscal 1996, but decreased slightly as a percentage of contract revenues to 79.2% from 80.3%. Direct labor, subcontract and materials costs declined slightly as a percentage of contract revenues as a result of improved productivity in the labor force and the utilization of more modern equipment. Additionally, insurance costs declined by approximately $1.6 million as a result of fewer claims arising in fiscal 1997.

     General and Administrative Expenses. General and administrative expenses increased $3.3 million to $23.8 million in fiscal 1997 from $20.5 million in fiscal 1996, but decreased as a percentage of contract revenues to 9.8% from 10.6%. The increase in general and administrative expenses was primarily attributable to a $2.1 million increase in administrative salaries, bonuses, employee benefits and payroll taxes and an increase of $300,000 in the provision for doubtful accounts. The Company also incurred professional and related expenses associated with the CCG Acquisition of $400,000 in fiscal 1997.

     Depreciation and Amortization. Depreciation and amortization expense increased $1.1 million to $8.7 million in fiscal 1997 from $7.6 million in fiscal 1996, but decreased as a percentage of contract revenues to 3.6% from 3.9%. The increase in amount reflects the depreciation of additional capital expenditures incurred in the ordinary course of business.

     Income Taxes. The provision for income taxes was $7.8 million in fiscal 1997 as compared to $3.7 million in fiscal 1996. The provision for income taxes for 1996 reflects a reduction of $1.1 million in a valuation allowance relative to certain deferred tax assets. The Company's effective tax rate was 41.1% in fiscal 1997 as compared to 32.7% in fiscal 1996. The effective tax rate differs from the statutory tax rate due to state income taxes, the amortization of intangible assets that do not provide a tax benefit, other non-deductible expenses for tax purposes and, in fiscal 1996, the reduction in a valuation allowance relative to certain deferred tax assets.

     Net Income. Net income increased to $11.2 million in fiscal 1997 from $7.7 million in fiscal 1996, a 46.9% increase.

YEAR ENDED JULY 31, 1996 COMPARED TO YEAR ENDED JULY 31, 1995

     Revenues. Contract revenues increased $7.1 million or 3.8% to $194.1 million in fiscal 1996 from $187.0 million in fiscal 1995. For fiscal 1996, the telecommunications services group contract revenues increased by $8.8 million, which was offset by declines in contract revenues from the utility locating services and the electrical services groups of $1.1 million and $600,000, respectively. During fiscal 1996, the Company recognized $169.7 million of contract revenues from the telecommunications services group as compared to $160.9 million in fiscal 1995. The telecommunications services group experienced an increased volume of projects and activity in fiscal 1996 associated with the design and installation of broadband networks, telephony engineering and design services and premise wiring services, which was partially offset by a decline in contract revenues from services performed under master service agreements. Contract revenues from master service agreements represented 47.2% of contract revenues in fiscal 1996 as compared to 52.1% in fiscal 1995. The Company recognized contract revenues from electrical services of $10.7 million in fiscal 1996 as compared to $11.3 million in fiscal 1995, a decrease of 5.3%, as a result of lower volume from bid contracts, partially offset by improved volume and pricing under certain existing contracts. The Company recognized contract revenues from underground utility locating services of $13.7 million in fiscal 1996 as compared to $14.8 million in fiscal 1995, a decrease of 7.4%, as a result of the loss of a certain underground utility locating contract during the competitive bid process, partially offset by the realization of certain new underground utility locating business.

     Cost of Earned Revenues. Cost of earned revenues increased $2.5 million to $155.8 million in fiscal 1996 from $153.3 million in fiscal 1995, but decreased as a percentage of contract revenues to 80.3% from 82.0%. Direct labor, subcontract and materials costs declined slightly as a percentage of contract revenues as a result of improved productivity in the labor force and the utilization of more modern equipment on projects. Additionally, insurance costs increased by approximately $900,000 as a result of more claims arising in fiscal 1996.

     General and Administrative Expenses. General and administrative expenses increased $1.5 million to $20.5 million in fiscal 1996 from $19.0 million in fiscal 1995, and increased as a percentage of contract revenues to 10.6% from 10.2%. The increase in general and administrative expenses was primarily attributable to a $1.1 million increase in administrative salaries, wages and related payroll taxes and an increase of $300,000 in professional expenses.

     Depreciation and Amortization. Depreciation and amortization expense increased $459,000 to $7.6 million in fiscal 1996 from $7.2 million in fiscal 1995, and increased slightly as a percentage of contract revenues to 3.9% from 3.8%. The increase reflected the depreciation of additional capital expenditures incurred in the ordinary course of business.

     Income Taxes. The provision for income taxes was $3.7 million in fiscal 1996, as well as in fiscal 1995. The provision for income taxes for 1996 reflects a reduction of $1.1 million in a valuation allowance relative to certain deferred tax assets. The Company's effective tax rate was 32.7% in fiscal 1996 as compared to 42.1% in fiscal 1995. The effective tax rate differed from the statutory tax rate due to state income taxes, the amortization of intangible assets that do not provide a tax benefit, other non-deductible expenses for tax purposes and, in fiscal 1996, the reduction in a valuation allowance relative to certain deferred tax assets.

     Net Income. Net Income increased to $7.7 million in fiscal 1996 from $5.1 million in fiscal 1995, a 49.1% increase.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's needs for capital are attributable primarily to its needs for equipment to support its contractual commitments to customers and its needs for working capital sufficient for general corporate purposes. Capital expenditures have been financed by operating and capital leases and by bank borrowings. To the extent that the Company seeks to grow by acquisitions that involve consideration other than Company stock, the Company's capital requirements may increase, although the Company is not currently subject to any commitments or obligations with respect to any acquisitions. The Company's sources of cash have historically been from operating activities, bank borrowings and from proceeds arising from the sale of idle and surplus equipment and real property.

     For 1997, net cash provided by operating activities was $9.8 million compared to $13.8 million for 1996 and $12.3 million for 1995. The decrease in 1997 was due primarily to an increase in accounts receivable.

     For 1997, net cash used in investing activities for capital expenditures was $12.1 million, compared to $10.7 million in 1996 and $8.7 million in 1995. For 1997, these expenditures were for the normal replacement of equipment and the buyout of certain operating leases on terms favorable to the Company. For 1996, these expenditures were for normal equipment replacement and for expansion in the underground utility locating group's geographic market. In addition to equipment purchases, the Company obtained approximately $3.3 million of equipment in 1997, $3.0 million of equipment in 1996, and $4.4 million of equipment in 1995 under noncancellable operating leases.

     On April 28, 1997, the Company signed a new $35 million credit agreement arranged by a group of banks led by Dresdner Bank Lateinamerika AG. The Company utilized $10.2 million of the new facilities to satisfy its then outstanding long-term debt, $4.2 million to finance its increased working capital requirements, and $800,000 for capital equipment expenditures. The new credit agreement, in total, provides for a (i) $10.0 million revolving working capital facility, (ii) $10.0 million standby letter of credit facility, (iii) $9.0 million five-year term loan, and (iv) $6.0 million revolving equipment acquisition facility. The new credit agreement increased the level of available financing by $11.2 million over the limits set in the Company's previous credit facility. The Company sought this increased borrowing to facilitate its ability to meet its working capital needs in order to sustain its current level of internal growth.

     The new credit agreement requires the Company to maintain certain financial covenants and conditions such as not more than a 3.0:1 debt-to-equity ratio, a current ratio of not less than 1.4:1, a quick ratio of not less than 0.75:1, and net profit levels of $4.0 million in the first year, increasing thereafter in $750,000 increments, as well as placing restrictions on encumbrances of assets and creation of additional indebtedness. The new credit agreement also limits the payment of cash dividends to 50% of the fiscal net after tax profits. At July 31, 1997, the Company was in compliance with all covenants and conditions under the credit facility.

     The revolving working capital facility is available for a one-year period and bears interest, at the option of the Company, at the bank's prime interest rate minus 1.00% or LIBOR plus 1.50%. As of July 31, 1997, the Company had borrowed $4.2 million against the revolving working capital facility to meet current working capital requirements, leaving an available borrowing capacity of $5.8 million. At July 31, 1997, the interest rate on the outstanding balance was at LIBOR plus 1.50% (7.56%).

     The term loan facility has a five-year maturity and bears interest at the bank's prime interest rate minus 0.50% (8.00% at July 31, 1997). The term loan principal and interest is payable in quarterly installments through April, 2002. The Company used $9.0 million of the facility to refinance the indebtedness under the previous revolving credit facility. During fiscal 1997, the Company repaid $500,000 on this facility.

     The revolving equipment acquisition facility is available for a one-year period and bears interest, at the option of the Company, at the bank's prime interest rate minus 0.75% or LIBOR plus 1.75%. Advances against this facility are converted into term loans with maturities not to exceed 48 months. The outstanding principal on the equipment acquisition term loans is payable in monthly installments through January 2001. As of July 31, 1997, the Company had borrowed $1.2 million to refinance the indebtedness under the previous equipment acquisition term loans and an additional $0.8 million to finance the acquisition of new equipment. The Company repaid $100,000 and has remaining available borrowing capacity of $4.1 million under this facility. At July 31, 1997, the interest rate on the outstanding equipment acquisition term loans was at LIBOR plus 1.75% (7.81%).

     The standby letter of credit facility is available for a one-year period. At July 31, 1997, the Company had $9.2 million in outstanding standby letters of credit issued as security to the Company's insurance administrators, as part of its self-insurance program leaving $0.8 million of available borrowing capacity.

     CCG maintains a $6.6 million working capital bank credit facility. The interest rate on this credit facility is at the bank's prime rate plus 0.75% and is collateralized by 75% of the eligible trade accounts receivable and inventories. During 1997, certain financial covenants were breached and the bank waived such violations. At July 31, 1997, CCG was in compliance with the bank credit facility covenants and conditions. At July 31, 1997, the outstanding principal balance was $5.9 million. This credit facility was an existing arrangement made prior to the CCG Acquisition.

     Net days of contract revenues in trade accounts receivable, including retainage, was 52 days at July 31, 1997, compared to 41 days at July 31, 1996 and 48 days at July 31, 1995.

     The Company foresees its capital resources together with existing cash balances to be sufficient to meet its financial obligations, including the scheduled debt payments under the new credit agreement and operating lease commitments, and to support the Company's normal replacement of equipment at its current level of business for at least the next twelve months. The Company's future operating results and cash flows may be affected by a number of factors including the Company's success in bidding on future contracts and the Company's continued ability to effectively manage controllable costs.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In February 1997, the FASB issued SFAS No. 128 "Earnings per Share" which changes the method of calculating earnings per share and is effective for fiscal years ending after December 15, 1997. SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except the denominator includes dilutive common stock equivalents such as stock options and warrants. The Company will adopt SFAS No. 128 in fiscal 1998 as early adoption is not permitted. The calculation of earnings per share under SFAS No. 128 is not expected to be materially different than the current disclosure of earnings per share.

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997.

     In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" which establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosures about products and services, geographic areas, and major customers. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for financial statements for periods beginning after December 15, 1997.

     Management is currently evaluating the requirements of SFAS No. 130 and No. 131, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Registrant's consolidated financial statements and related notes and independent auditors' reports follow on subsequent pages of this report.

                    DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             JULY 31, 1996 AND 1997

                                                                 1996          1997
                                                              -----------   -----------
                                        ASSETS
CURRENT ASSETS:
Cash and equivalents........................................  $ 3,927,736   $ 6,645,972
Accounts receivable, net....................................   21,747,268    34,353,367
Costs and estimated earnings in excess of billings..........    7,519,284    10,479,974
Deferred tax assets, net....................................    1,261,065     2,168,763
Other current assets........................................    1,291,249     1,550,545
                                                              -----------   -----------
          Total current assets..............................   35,746,602    55,198,621
                                                              -----------   -----------
PROPERTY AND EQUIPMENT, net.................................   24,514,470    27,543,238
                                                              -----------   -----------
OTHER ASSETS:
Intangible assets, net......................................    4,839,447     4,684,358
Deferred tax assets.........................................      704,887       424,205
Other.......................................................      389,947       311,473
                                                              -----------   -----------
          Total other assets................................    5,934,281     5,420,036
                                                              -----------   -----------
          TOTAL.............................................  $66,195,353   $88,161,895
                                                              ===========   ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................  $ 5,567,512   $10,281,615
Notes payable...............................................    7,257,867    13,080,316
Billings in excess of costs and estimated earnings..........       38,714       470,940
Accrued self-insured claims.................................    3,064,229     2,011,622
Income taxes payable........................................    1,099,178     1,230,376
Other accrued liabilities...................................   10,496,020    11,904,304
                                                              -----------   -----------
          Total current liabilities.........................   27,523,520    38,979,173
NOTES PAYABLE...............................................   10,427,837     9,012,066
ACCRUED SELF-INSURED CLAIMS.................................    7,062,150     6,418,400
                                                              -----------   -----------
          Total liabilities.................................  $45,013,507   $54,409,639
                                                              ===========   ===========
COMMITMENTS AND CONTINGENCIES, Note 15
  STOCKHOLDERS' EQUITY:
Common stock, par value $.33 1/3 per share: 50,000,000
  shares authorized; 10,654,734 and 10,867,877 issued and
  outstanding, respectively.................................  $ 3,551,578   $ 3,622,625
Additional paid-in capital..................................   24,582,832    25,421,701
Retained earnings (deficit).................................   (6,952,564)    4,707,930
                                                              -----------   -----------
          Total stockholders' equity........................   21,181,846    33,752,256
                                                              -----------   -----------
          TOTAL.............................................  $66,195,353   $88,161,895
                                                              ===========   ===========

                See notes to consolidated financial statements.

                    DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED JULY 31, 1995, 1996, AND 1997

                                                           1995           1996           1997
                                                       ------------   ------------   ------------
REVENUES:
Contract revenues earned.............................  $186,956,976   $194,053,617   $242,957,932
Other, net...........................................     1,376,398      1,206,624        965,549
                                                       ------------   ------------   ------------
          Total......................................   188,333,374    195,260,241    243,923,481
                                                       ------------   ------------   ------------
EXPENSES:
Cost of earned revenues excluding depreciation.......   153,284,320    155,769,390    192,412,439
General and administrative...........................    19,009,530     20,485,022     23,779,913
Depreciation and amortization........................     7,165,252      7,624,395      8,689,611
                                                       ------------   ------------   ------------
          Total......................................   179,459,102    183,878,807    224,881,963
                                                       ------------   ------------   ------------
INCOME BEFORE INCOME TAXES...........................     8,874,272     11,381,434     19,041,518
                                                       ------------   ------------   ------------
PROVISION (BENEFIT) FOR INCOME TAXES
  Current............................................     3,732,893      5,297,772      8,018,951
  Deferred...........................................                   (1,580,196)      (196,241)
                                                       ------------   ------------   ------------
          Total......................................     3,732,893      3,717,576      7,822,710
                                                       ------------   ------------   ------------
NET INCOME...........................................  $  5,141,379   $  7,663,858   $ 11,218,808
                                                       ============   ============   ============
EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:
  Primary............................................  $       0.49   $       0.71   $       1.02
                                                       ============   ============   ============
  Fully diluted......................................  $       0.49   $       0.70   $       1.02
                                                       ============   ============   ============
SHARES USED IN COMPUTING EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:
  Primary............................................    10,588,766     10,859,819     10,948,689
                                                       ============   ============   ============
  Fully diluted......................................    10,588,766     10,928,284     10,994,500
                                                       ============   ============   ============

                See notes to consolidated financial statements.

                    DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED JULY 31, 1995, 1996, AND 1997

                                                    COMMON STOCK         ADDITIONAL      RETAINED
                                               -----------------------     PAID-IN       EARNINGS
                                                 SHARES       AMOUNT       CAPITAL      (DEFICIT)
                                               ----------   ----------   -----------   ------------
Balances at July 31, 1994, as previously
  reported...................................   8,528,990   $2,842,997   $24,253,309   $(20,387,411)
Acquisition accounted for as pooling of
  interests..................................   2,053,242      684,414       109,563        629,610
                                               ----------   ----------   -----------   ------------
Balances at July 31, 1994....................  10,582,232    3,527,411    24,362,872    (19,757,801)
Stock options exercised......................      15,000        5,000        40,000
Net income...................................                                             5,141,379
                                               ----------   ----------   -----------   ------------
Balances at July 31, 1995....................  10,597,232    3,532,411    24,402,872    (14,616,422)
Stock options exercised......................      57,502       19,167       179,960
Net income...................................                                             7,663,858
                                               ----------   ----------   -----------   ------------
Balances at July 31, 1996....................  10,654,734    3,551,578    24,582,832     (6,952,564)
Stock options exercised......................     213,143       71,047       706,300
Income tax benefit from stock options
  exercised..................................                                132,569
Adjustment for change in fiscal year of
  pooled company.............................                                               441,686
Net income...................................                                            11,218,808
                                               ----------   ----------   -----------   ------------
Balances at July 31, 1997....................  10,867,877   $3,622,625   $25,421,701   $  4,707,930
                                               ==========   ==========   ===========   ============

                See notes to consolidated financial statements.

                    DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED JULY 31, 1995, 1996, AND 1997

                                                           1995           1996           1997
                                                        -----------   ------------   ------------
Increase (Decrease) in Cash and Equivalents from:
OPERATING ACTIVITIES:
Net income............................................  $ 5,141,379   $  7,663,858   $ 11,218,808
Adjustments to reconcile net cash provided by
  operating activities:
  Depreciation and amortization.......................    7,165,252      7,624,395      8,689,611
  Gain on disposal of assets..........................     (840,637)      (763,104)      (667,377)
  Deferred income taxes...............................                  (1,580,196)      (196,241)
Changes in assets and liabilities:
  Accounts receivable, net............................   (1,900,640)     2,842,893    (10,861,852)
  Unbilled revenues, net..............................   (1,300,412)    (2,286,096)    (2,429,995)
  Other current assets................................      (18,790)       205,641       (785,024)
  Other assets........................................      123,780         49,570         93,350
  Accounts payable....................................    2,042,901     (2,767,120)     3,782,196
  Accrued self-insured claims and other liabilities...    1,623,897      2,703,422        323,789
  Accrued income taxes................................      250,189         85,227        636,427
                                                        -----------   ------------   ------------
Net cash inflow from operating activities.............   12,286,919     13,778,490      9,803,692
                                                        -----------   ------------   ------------
INVESTING ACTIVITIES:
  Capital expenditures................................   (8,704,641)   (10,684,195)   (12,063,723)
  Proceeds from sale of assets........................    2,569,307      2,195,774      1,685,069
                                                        -----------   ------------   ------------
Net cash outflow from investing activities............   (6,135,334)    (8,488,421)   (10,378,654)
                                                        -----------   ------------   ------------
FINANCING ACTIVITIES:
  Borrowings on notes payable and bank
     lines-of-credit..................................    1,504,982      1,690,917     17,321,661
  Principal payments on notes payable and bank
     lines-of-credit..................................   (5,944,358)    (7,671,189)   (14,646,255)
  Exercise of stock options...........................       45,000        199,127        777,347
                                                        -----------   ------------   ------------
Net cash inflow (outflow) from financing activities...   (4,394,376)    (5,781,145)     3,452,753
                                                        -----------   ------------   ------------
Net cash outflow related to change in fiscal year of
  pooled company......................................                                   (159,555)
                                                        -----------   ------------   ------------
NET CASH INFLOW (OUTFLOW) FROM ALL ACTIVITIES.........    1,757,209       (491,076)     2,718,236
CASH AND EQUIVALENTS AT BEGINNING OF YEAR.............    2,661,603      4,418,812      3,927,736
                                                        -----------   ------------   ------------
CASH AND EQUIVALENTS AT END OF YEAR...................  $ 4,418,812   $  3,927,736   $  6,645,972
                                                        ===========   ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NONCASH
  INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
  Interest............................................  $ 2,493,381   $  2,023,159   $  1,798,093
  Income taxes........................................    3,411,785      5,364,539      8,158,759
Property and equipment acquired and financed with:
  Capital lease obligations...........................  $   360,242   $    135,341   $    601,024
Income tax benefit from stock options exercised.......                               $    132,569

                See notes to consolidated financial statements.

                    DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include Dycom Industries, Inc. ("Dycom" or the "Company") and its subsidiaries, all of which are wholly owned. On July 29, 1997, Communications Construction Group, Inc. ("CCG") was merged with and into the Company through an exchange of common stock. The merger was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements include the results of CCG for all periods presented. See Note 2.

     The Company's operations consist primarily of telecommunication and electric utility services contracting. All material intercompany accounts and transactions have been eliminated.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

     Estimates are used in the Company's revenue recognition of work-in-process, allowance for doubtful accounts, self-insured claims liability, deferred tax asset valuation allowance, depreciation and amortization, and in the estimated lives of assets, including intangibles.

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

     CASH AND EQUIVALENTS -- Cash and equivalents include cash balances in excess of daily requirements which are invested in overnight repurchase agreements, certificates of deposits, and various other financial instruments having an original maturity of three months or less. For purposes of the consolidated statements of cash flows, the Company considers these amounts to be cash equivalents. The carrying amount reported in the balance sheet for cash and equivalents approximates its fair value.

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

     INTANGIBLE ASSETS -- The excess of the purchase price over the fair market value of the tangible net assets of acquired businesses (goodwill) is amortized on the straight-line method over 40 years. The appropriateness of the carrying value of goodwill is reviewed periodically by the Company at the subsidiary level. An impairment loss is recognized when the projected future cash flows is less than the carrying value of goodwill.

                    DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

     Amortization expense was $155,088 for each of the fiscal years ended July 31, 1995, 1996, and 1997, respectively. The intangible assets are net of accumulated amortization of $996,270 and $1,151,358 at July 31, 1996 and 1997, respectively.

     LONG-LIVED ASSETS -- In March 1995, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires that the long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted the provisions of SFAS No. 121 effective August 1, 1996 and has determined that no impairment loss need be recognized.

     SELF-INSURED CLAIMS LIABILITY -- The Company is primarily self-insured, up to certain limits, for automobile and general liability, workers' compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $4,458,000 and $4,429,000 at July 31, 1996 and 1997,
respectively. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated.

     INCOME TAXES -- The Company and its subsidiaries, except for CCG, file a consolidated federal income tax return. CCG will be included in the Company's consolidated federal income tax return commencing in fiscal year 1998. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

     PER SHARE DATA -- Earnings per common and common equivalent share are computed using the weighted average shares of common stock outstanding plus the common stock equivalents arising from the effect of dilutive stock options, using the treasury stock method. See Note 12.

     CHANGE IN ACCOUNTING PRINCIPLE -- In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock Based Compensation," which was effective for the Company beginning August 1, 1996. SFAS No. 123 requires expanded disclosures of stock based compensation arrangements with employees and encourages, but does not require, compensation cost to be measured based on the fair value of the equity instrument awarded. Under SFAS No. 123, companies are permitted, however, to continue to apply Accounting Principle Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose in the annual financial statements the required pro forma effect on net income and earnings per share. See Note 12.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- In February 1997, the FASB issued SFAS No. 128 "Earnings per Share" which changes the method of calculating earnings per share and is effective for fiscal years ending after December 15, 1997. SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except the denominator includes dilutive common stock equivalents such as stock options and warrants. The Company will adopt SFAS No. 128 in fiscal 1998 as early adoption is not permitted. The calculation of earnings per share under SFAS No. 128 is not expected to be materially different than the

                    DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
current calculation of earnings per share. The pro forma basic earnings per share and diluted earnings per share calculated in accordance with SFAS 128 for the years ended July 31, are as follows:

                                                              1995    1996    1997
                                                              -----   -----   -----
Pro forma basic earnings per share..........................  $0.49   $0.72   $1.04
Pro forma diluted earnings per share........................  $0.49   $0.71   $1.02

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997.

     In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" which establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosures about products and services, geographic areas, and major customers. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for financial statements for periods beginning after December 15, 1997.

     Management is currently evaluating the requirements of SFAS No.130 and No. 131, respectively.

2.  ACQUISITION

     On July 29, 1997, the Company consummated the Communications Construction Group, Inc.("CCG") acquisition by merger. The Company issued 2,053,242 shares of common stock in exchange for all the outstanding capital stock of CCG. Dycom has accounted for the acquisition as a pooling of interests and, accordingly, the Company's historical financial statements include the results of CCG for all periods presented.

     Prior to the acquisition, CCG used a fiscal year ending May 31 and as of July 31 1997 adopted Dycom's fiscal year. The Company's consolidated statements of operations for years ending July 31, 1995, 1996, and 1997 combines the statements of operations of CCG for its fiscal years ending May 31, 1995, 1996, and 1997, respectively. The Company's consolidated balance sheet at July 31, 1996 includes the CCG balance sheet as of May 31, 1996. The total revenue and net income of CCG for the two-month period ended July 31, 1997 were $13.1 million and $0.4 million, respectively, with the net income reflected as an adjustment to retained earnings as of July 31, 1997.

                    DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

     The combined and separate company results of Dycom and CCG for the fiscal years ended July 31 and May 31, 1995, 1996, and 1997 are as follows:

                                                   DYCOM           CCG
                                                  JULY 31,       MAY 31,       COMBINED
                                                ------------   -----------   ------------
Fiscal year 1995:
  Total revenues..............................  $145,283,116   $43,050,258   $188,333,374
  Net income..................................  $  4,433,204   $   708,175   $  5,141,379
Fiscal year 1996:
  Total revenues..............................  $145,135,380   $50,124,861   $195,260,241
  Net income..................................  $  6,390,144   $ 1,273,714   $  7,663,858
Fiscal year 1997:
  Total revenues..............................  $176,204,581   $67,718,900   $243,923,481
  Net income..................................  $  8,268,502   $ 2,950,306   $ 11,218,808

     The direct transaction costs resulting from the merger were $0.4 million. These costs, which include filing fees with regulatory agencies, legal, accounting and other professional costs, were charged to the combined operations for the fiscal year ended July 31, 1997.

3.  ACCOUNTS RECEIVABLE

     Accounts receivable at July 31 consist of the following:

                                                                 1996          1997
                                                              -----------   -----------
Contract billings...........................................  $20,393,361   $32,586,289
Retainage...................................................    1,432,545     1,885,656
Other receivables...........................................      527,405       896,015
                                                              -----------   -----------
          Total.............................................   22,353,311    35,367,960
Less allowance for doubtful accounts........................      606,043     1,014,593
                                                              -----------   -----------
Accounts receivable, net....................................  $21,747,268   $34,353,367
                                                              ===========   ===========

4.  COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

     The accompanying consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

                                                                 1996          1997
                                                              -----------   -----------
Costs incurred on contracts in progress.....................  $24,553,658   $16,894,451
Estimated earnings thereon..................................      436,154     3,222,120
                                                              -----------   -----------
                                                               24,989,812    20,116,571
Less billings to date.......................................   17,509,242    10,107,537
                                                              -----------   -----------
                                                              $ 7,480,570   $10,009,034
                                                              ===========   ===========
Included in the accompanying consolidated balance sheets
  under the captions:
  Costs and estimated earnings in excess of billings........  $ 7,519,284   $10,479,974
  Billings in excess of costs and estimated earnings........      (38,714)     (470,940)
                                                              -----------   -----------
                                                              $ 7,480,570   $10,009,034
                                                              ===========   ===========

                    DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

5.  PROPERTY AND EQUIPMENT

     The accompanying consolidated balance sheets include the following property and equipment:

                                                                 1996          1997
                                                              -----------   -----------
Land........................................................  $ 1,711,464   $ 1,942,247
Buildings...................................................    2,236,322     2,346,993
Leasehold improvements......................................    1,078,939     1,356,861
Vehicles....................................................   28,385,347    32,232,343
Equipment and machinery.....................................   22,534,900    23,674,176
Furniture and fixtures......................................    3,738,944     5,011,660
                                                              -----------   -----------
          Total.............................................   59,685,916    66,564,280
Less accumulated depreciation and amortization..............   35,171,446    39,021,042
                                                              -----------   -----------
Property and equipment, net.................................  $24,514,470   $27,543,238
                                                              ===========   ===========

     During fiscal 1996 and 1997, certain subsidiaries of the Company entered into lease arrangements accounted for as capitalized leases. The carrying value of capital leases at July 31, 1996 and 1997 was $372,170 and $838,137, respectively, net of accumulated amortization of $874,937 and $881,336, respectively. Capital leases are included as a component of equipment and machinery.

     Maintenance and repairs of property and equipment amounted to $6,142,484, $6,280,575, and $6,116,397 for the fiscal years ended July 31, 1995, 1996, and
1997, respectively.

6.  OTHER ACCRUED LIABILITIES

     Other accrued liabilities at July 31 consist of the following:

                                                                 1996          1997
                                                              -----------   -----------
Accrued payroll and related taxes...........................  $ 2,618,266   $ 3,281,376
Accrued employee benefit costs..............................    2,385,969     3,406,400
Accrued construction costs..................................    2,178,785     2,033,371
Accrued other liabilities...................................    3,313,000     3,183,157
                                                              -----------   -----------
Other accrued liabilities...................................  $10,496,020   $11,904,304
                                                              ===========   ===========

7.  NOTES PAYABLE

     Notes payable at July 31 are summarized by type of borrowing as follows:

                                                                 1996          1997
                                                              -----------   -----------
Bank Credit Agreements
  Revolving credit facilities...............................  $12,985,119   $10,113,484
  Term-loan.................................................    2,162,812     8,550,000
  Equipment term-loans......................................      704,168     1,907,216
Capital lease obligations...................................      344,445       722,927
Equipment loans.............................................      852,083       798,755
Other.......................................................      637,077
                                                              -----------   -----------
          Total.............................................   17,685,704    22,092,382
Less current portion........................................    7,257,867    13,080,316
                                                              -----------   -----------
Notes payable -- non-current................................  $10,427,837   $ 9,012,066
                                                              ===========   ===========

                    DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

     On April 28, 1997 the Company signed a new $35.0 million credit agreement with a group of banks. The new credit facility provides for (i) a five-year term-loan in the principal amount of $9.0 million used to refinance the Company's previously existing bank credit facility, (ii) a $6.0 million revolving equipment facility used to refinance existing equipment term-loans and to provide financing for Company's future equipment requirements, (iii) a $10.0 million revolving credit facility used for financing working capital, and (iv) a $10.0 million standby letter of credit facility issued as security to the Company's insurance administrators as part of its self-insurance program. The revolving credit facility, the revolving equipment facility and the standby letter of credit facility are available for a one-year period.

     The outstanding principal under the term-loan bears interest at the prime interest rate minus 0.50% (8.00% at July 31, 1997). Principal and interest is payable in quarterly installments through April 2002. The loans outstanding under the revolving credit facility and the revolving equipment facility bear interest, at the option of the Company, at the prime interest rate minus 1.0% or LIBOR plus 1.50% and at the prime interest minus 0.75% or LIBOR plus 1.75%, respectively. At July 31, 1997, the interest rates on the outstanding revolving credit facility and revolving equipment facility loans were at the LIBOR options or 7.56% and 7.81%, respectively. At July 31, 1997, the outstanding amounts under the term-loan and the revolving credit facility were $8.6 million and $4.2 million, respectively.

     The advances under the revolving equipment facility are converted to term-loans with maturities not to exceed 48 months. The outstanding principal on the equipment term-loans is payable in monthly installments through January 2001. During the quarter ended April 30, 1997, the Company borrowed $1.2 million to refinance the then existing equipment term-loans and an additional $0.8 million for current equipment requirements. At July 31, 1997, the outstanding amount owed under the revolving equipment facility was $1.9 million.

     At July 31, 1997, the Company had outstanding $9.2 million in standby letters of credit issued to the Company's insurance administrators as part of its self-insurance program.

     The new bank credit arrangement contains restrictions which, among other things, require maintenance of certain financial ratios and covenants, restricts encumbrances of assets and creation of indebtedness, and limits the payment of cash dividends. Cash dividends are limited to 50% of each fiscal year's after-tax profits. No cash dividends have been paid during fiscal 1997. The credit facility is secured by the Company's assets. At July 31, 1997, the Company was in compliance with all the financial covenants and conditions.

     The Company's newly acquired subsidiary, CCG, maintains a $6.6 million revolving bank credit facility. The interest rate on this facility is at the bank's prime interest rate plus 0.75% and is collateralized by 75% of the eligible trade accounts receivable, inventory, and certain real property owned by a partnership, whose general partners are the former shareholders of CCG. In addition, the former shareholders of CCG are personal guarantors of this facility. The facility contains certain financial conditions and covenants including limitation on the amount of capital expenditures and the creation of additional indebtedness. During 1997, certain financial covenants were breached and the bank waived such violations. At July 31, 1997, CCG was in compliance with the bank credit facility covenants and conditions. The outstanding principal balance was $5.9 million at July 31, 1997. This facility was an existing arrangement made by CCG prior to the acquisition by Dycom.

     In addition to the borrowings under the bank credit agreement, certain subsidiaries have outstanding obligations under capital leases and other equipment financing arrangements. These obligations are payable in monthly installments expiring at various dates through December 2001.

     The estimated aggregate annual principal repayments for notes payable and capital lease obligations in the next five years are $13,080,316 in 1998, $2,869,834 in 1999, $2,592,735 in 2000, $2,160,155 in 2001, and $1,389,342 in
2002.

                    DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

     Interest costs incurred on notes payable, all of which is expensed, for the years ended July 31, 1995, 1996, and 1997 were $2,348,574, $1,916,389, and
$1,899,570, respectively. Such amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

     The interest rates on notes payable under the bank credit agreement are at current rates and, therefore, the carrying amount approximates fair value.

8.  INCOME TAXES

     The components of the provision (benefit) for income taxes are:

                                                        1995         1996         1997
                                                     ----------   ----------   ----------
Current:
  Federal..........................................  $3,027,160   $4,265,617   $6,248,234
  State............................................     705,733    1,032,155    1,770,717
                                                     ----------   ----------   ----------
                                                      3,732,893    5,297,772    8,018,951
                                                     ----------   ----------   ----------
Deferred:
  Federal..........................................     (74,145)    (522,169)     191,765
  State............................................                              (134,700)
  Valuation allowance..............................      74,145   (1,058,027)    (253,306)
                                                     ----------   ----------   ----------
                                                                  (1,580,196)    (196,241)
                                                     ----------   ----------   ----------
          Total tax provision......................  $3,732,893   $3,717,576   $7,822,710
                                                     ==========   ==========   ==========

     The deferred tax provision (benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The change in the deferred tax assets and liabilities of CCG for the two-months ended July 31, 1997 is included in the Company's retained earnings as the adjustment for the change in fiscal year of pooled company. The deferred tax assets and liabilities at July 31 are comprised of the following:

                                                                 1996         1997
                                                              ----------   ----------
Deferred tax assets:
  Self-insurance, warranty, and other non-deductible
     reserves...............................................  $4,008,715   $3,943,356
  Allowance for doubtful accounts...........................     172,340      346,993
  Small tools...............................................                  348,067
                                                              ----------   ----------
                                                               4,181,055    4,638,416
  Valuation allowance.......................................    (728,491)    (475,185)
                                                              ----------   ----------
                                                              $3,452,564   $4,163,231
                                                              ==========   ==========
Deferred tax liabilities:
  Property and equipment....................................  $1,275,314   $1,357,721
  Unamortized acquisition costs.............................     211,298      212,542
                                                              ----------   ----------
                                                              $1,486,612   $1,570,263
                                                              ==========   ==========
Net deferred tax assets.....................................  $1,965,952   $2,592,968
                                                              ==========   ==========

     A valuation allowance is provided when it is more likely than not that some portion of the Company's deferred tax assets will not be realized. In fiscal 1996 and 1997, the Company reduced the valuation allowance by $1.1 million and $0.3 million, respectively. The valuation allowance recorded in the financial statements reduces deferred tax assets to an amount that represents management's best estimate of the amount of deferred tax assets that more likely than not will be realized. Management's estimate and conclusion is based

                    DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
on the available evidence supporting the reversing deductible temporary differences being offset by reversing taxable temporary differences and the existence of sufficient taxable income within the current carryback periods.

     The difference between the total tax provision and the amount computed by applying the statutory federal income tax rates to pre-tax income is as follows:

                                                       1995         1996          1997
                                                    ----------   -----------   ----------
Statutory rate applied to pre-tax income..........  $3,017,252   $ 3,869,688   $6,664,531
State taxes, net of federal tax benefit...........     465,784       681,836    1,059,178
Amortization and write-off of intangible assets,
  with no tax benefit.............................      52,730        52,730       52,730
Tax effect of non-deductible items................     169,161       139,101      374,564
Valuation allowance...............................      74,145    (1,058,027)    (253,306)
Other items, net..................................     (46,179)       32,248      (74,987)
                                                    ----------   -----------   ----------
          Total tax provision.....................  $3,732,893   $ 3,717,576   $7,822,710
                                                    ==========   ===========   ==========

     The Internal Revenue Service (the "IRS")has examined and closed the Company's consolidated federal income tax returns for all years through fiscal 1990. The Company has settled all assessments of additional taxes and believes that it has made adequate provision for income taxes that may become payable with respect to open tax years. The IRS has examined and closed the income tax returns for years through 1994 for CCG.

     On August 5, 1997, The Taxpayer Relief Act of 1997 (the "Act") was signed into law. The Act will not have a material effect on the Company's consolidated financial statements.

9.  REVENUES -- OTHER

     The components of other revenues are as follows:

                                                         1995         1996        1997
                                                      ----------   ----------   --------
Interest income.....................................  $  266,392   $  264,551   $190,181
Gain on sale of fixed assets........................     840,637      763,104    667,377
Miscellaneous income................................     269,369      178,969    107,991
                                                      ----------   ----------   --------
Total other revenues, net...........................  $1,376,398   $1,206,624   $965,549
                                                      ==========   ==========   ========

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

     Certain officers of the Company have change of control agreements with Dycom, which provide extraordinary compensation upon the change of control of the Company. The payments pursuant to these agreements would be triggered by any person's acquisition of more than 50% of the Company's outstanding

                    DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
securities, the sale or transfer of substantially all of Dycom's assets to someone other than a wholly-owned subsidiary of the Company, or a change of control of the Board of Directors.

     At July 31, 1997, the Company has authorized 1,000,000 shares of preferred stock, par value $1.00, of which no shares are issued and outstanding.

11.  EMPLOYEE BENEFIT PLAN

     The Company sponsors defined contribution plans that provide retirement benefits to all employees that elect to participate. Under the plans, participating employees may defer up to 15% of their base pre-tax compensation. The Company's contributions to the plans are discretionary. The Company's discretionary contributions were $60,039, $100,000 and $230,000 in fiscal years 1995, 1996, and 1997, respectively.

12.  STOCK OPTION PLANS

     The Company has reserved 900,000 shares of common stock under its 1991 Incentive Stock Option Plan (the "1991 Plan") which was approved by the shareholders on November 25, 1991. The Plan provides for the granting of options to key employees until it expires in 2001. Options are granted at the fair market value on the date of grant and are exercisable over a period of up to five years. Since the Plan's adoption, certain of the options granted have lapsed as a result of employees terminating their employment with the Company. At July 31, 1995, 1996, and 1997, options available for grant under the 1991 Plan were 403,419 shares, 427,353 shares, and 384,118 shares, respectively.

     On August 25, 1997, the Company granted to key employees under the 1991 Plan options to purchase an aggregate of 192,059 shares of common stock. The options were granted at $18.25, the fair market value on the date of grant.

     The Company's previous Incentive Stock Option Plan (the "1981 Plan") expired on December 31, 1991. No further grants will be made under the 1981 Plan, and all outstanding options expired during the first quarter of fiscal 1996.

     In addition to the stock option plans discussed above, the Company has agreements outside of the plans with the non-employee members of the Board of Directors (the "Directors Plan"). On January 10, 1994, the Company granted to the non-employee Directors, non-qualified options to purchase an aggregate of 60,000 shares of common stock. The options were granted at $3.875, the fair market value on the date of grant, with vesting over a three-year period.

                    DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

     The following table summarizes the stock option transactions under the 1991 Plan, the 1981 Plan, and the Directors Plan for the three years ended July 31, 1995, 1996, and 1997:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                              NUMBER OF   EXERCISE
                                                               SHARES      PRICE
                                                              ---------   --------
Options outstanding at July 31, 1994........................   504,498     $ 4.78
  Granted...................................................   161,300     $ 5.09
  Terminated................................................  (106,625)    $ 7.73
  Exercised.................................................   (15,000)    $ 3.00
                                                              --------     ------
Options outstanding at July 31, 1995........................   544,173     $ 4.29
  Terminated................................................   (50,526)    $ 7.43
  Exercised.................................................   (57,502)    $ 3.46
                                                              --------     ------
Options outstanding at July 31, 1996........................   436,145     $ 4.54
  Granted...................................................   100,000     $13.50
  Terminated................................................   (56,765)    $ 4.57
  Exercised.................................................  (213,143)    $ 4.02
                                                              --------     ------
Options outstanding at July 31, 1997........................   266,237     $10.32
                                                              --------     ------
Exercisable options at
  July 31, 1995.............................................   138,069     $ 4.92
  July 31, 1996.............................................   190,817     $ 3.78
  July 31, 1997.............................................    69,933     $ 5.21
                                                              --------     ------

     The range of exercise prices for options outstanding at July 31, 1997 was $2.75 to $13.50. The range of exercise prices for options is wide due primarily to the increasing price of the Company's stock over the period of the grants.

     The following summarizes information about options outstanding at July 31, 1997:

                                                                 OUTSTANDING OPTIONS
                                                          ----------------------------------
                                                                       WEIGHTED     WEIGHTED
                                                                        AVERAGE     AVERAGE
                                                          NUMBER OF   CONTRACTUAL   EXERCISE
                                                           SHARES        LIFE        PRICE
                                                          ---------   -----------   --------
Range of exercise prices
  $ 2.00 to $ 4.00......................................   107,357        5.3          3.44
  $ 6.00 to $ 8.00......................................    64,000        3.0          6.75
  $12.00 to $14.00......................................    94,880        4.1         13.50
                                                           -------        ---        ------
                                                           266,237        4.5        $10.32
                                                           =======        ===        ======

                                                                EXERCISABLE OPTIONS
                                                              ------------------------
                                                                              WEIGHTED
                                                               EXERCISABLE    AVERAGE
                                                                  AS OF       EXERCISE
                                                              JULY 31, 1997    PRICE
                                                              -------------   --------
Range of exercise prices
  $2.00 to $4.00............................................     44,683        $3.58
  $6.00 to $8.00............................................     25,250        $6.75
                                                                 ------        -----
                                                                 69,933        $5.21
                                                                 ======        =====

                    DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

     These options will expire if not exercised at specific dates ranging from November 1997 to August 2001. The prices for the options exercised during the three years ended July 31, 1997 ranged from $2.75 to $6.75.

     As discussed in Note 1, the Company has adopted the disclosure-only provisions of SFAS No. 123. The fair value of the options granted in fiscal 1997 has been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected stock volatility of 58.97%, risk-free interest rate of 6.57%, expected lives of 4 years, and no dividend yield, due to the Company's recent history of not paying cash dividends. The Company did not grant stock options in fiscal 1996.

     The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions and changes in these assumptions can materially impact the fair value of the options and the Company's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options. The estimated fair value of stock options granted during fiscal 1997 was $6.98 per share.

     The pro forma disclosures amortize to expense the estimated compensation costs for its stock options granted subsequent to July 31, 1995 over the options vesting period. The Company's fiscal 1997 pro forma net earnings and earnings per share are reflected below:

                                                                 1996         1997
                                                              ----------   -----------
Pro forma net income........................................  $7,663,858   $11,092,254
Pro forma earnings per share:
  Primary...................................................  $     0.71   $      1.01
  Fully diluted.............................................  $     0.70   $      1.01

13.  RELATED PARTY TRANSACTIONS

     The Company's newly acquired subsidiary leases administrative offices from a partnership of which certain officers of the subsidiary are the general partners. The total expense under these arrangements for the years ended July 31, 1995, 1996, and 1997 was $79,200, $112,200 and $115,200, respectively. The future minimum lease commitments under these arrangements are $163,200 in 1998, $163,200 in 1999, $163,200 in 2000, $67,200 in 2001, and $24,000 thereafter.

     In addition, two of the Company's subsidiaries lease land, office buildings, shop facilities, and other equipment from two of these subsidiaries' former owners, one of which is a former Director of the Company. The total expense under these arrangements when such individuals were considered related parties for the fiscal year ended July 31, 1995 was $404,767. The total expenses in fiscal 1996 and 1997 and the related future minimum lease commitments are disclosed in Note 15.

14.  MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     The operating subsidiaries obtain contracts from both public and private concerns. For the years ended July 31, 1995, 1996, and 1997, approximately 44%, 44%, and 34%, respectively, of the contract revenues were from BellSouth Telecommunications, Inc. ("BellSouth") and 15%, 21%, and 23%, respectively, of the contract revenues were from Comcast Communications, Inc. ("Comcast").

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. BellSouth and Comcast represent a significant portion of the Company's customer base. At July 31, 1996, the total outstanding trade receivables from BellSouth and Comcast were $4.8 million or 22% and $6.9 million or 32%, respectively, of the Company's outstanding trade receivables. As of July 31, 1997, the total outstanding trade receivables from BellSouth and Comcast were $4.5 million or 13% and $11.5 million or 33% of the outstanding trade receivables.

                    DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

15.  COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries have operating leases covering office facilities, vehicles, and equipment which have noncancelable terms in excess of one year. During fiscal 1995, 1996, and 1997, the Company entered into numerous operating leases for vehicles and equipment. Certain of these leases contain renewal provisions and generally require the Company to pay insurance, maintenance, and other operating expenses. Total expense incurred under operating lease agreements, excluding the transactions with related parties (see
Note 13), for the years ended July 31, 1995, 1996, and 1997, was $3,358,108,
$5,018,744, and $6,561,022, respectively. The future minimum obligations under these leases are $3,826,759 in 1998; $1,673,498 in 1999; $550,516 in 2000;
$95,870 in 2001, and $323,860 thereafter.

     In September 1995, the State of New York commenced a sales and use tax audit of CCG for the years 1989 through 1995. As a result of the audit, certain additional taxes were paid by CCG in fiscal 1996. In addition, the State of New York concluded that cable television service providers are subject to New York State sales taxes for the construction of cable television distribution systems, and by a Notice dated January 1997, the asserted amounts due from CCG for sales taxes and interest for the periods through August 31, 1995, aggregated approximately $1.3 million. Any sales taxes asserted against the Company may be offset by use taxes already paid by customers of the Company. The Company intends to vigorously contest the assertion. The Company is unable to assess the likelihood of any particular outcome at this time or to quantify the effect a resolution of this matter may have on the Company's consolidated financial statements.

     In the normal course of business, certain subsidiaries of the Company have pending and unasserted claims. Although the ultimate resolution and liability of these claims cannot be determined, management believes the final disposition of these claims will not have a material adverse impact on the Company's consolidated financial statements.

16.  LITIGATION SETTLEMENT

     During fiscal year 1995, a final settlement was reached in the complaint filed in March 1993 by BellSouth against Star Construction, Inc. ("Star"), a subsidiary of the Company. The settlement provided for the payment of $750,000 to BellSouth by Star. The settlement monies were paid in two installments of $375,000 each during the quarters ended January 31, 1995 and April 30, 1995, respectively. The Company previously recorded a liability of $1.2 million for this claim and as such, credited operations for the excess liability at the time the claim was settled.

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     In the opinion of management, the following unaudited quarterly data for the years ended July 31, 1996 and 1997 reflect all adjustments necessary for a statement of operations. All such adjustments are of a normal recurring nature other than as discussed below. The Company acquired CCG on July 29, 1997. The acquisition was accounted for as a pooling of interests and accordingly, the unaudited quarterly financial statements for the periods presented include the accounts of CCG. Earnings per common and common equivalent share calculation for each quarter is based on the weighted average shares of common stock outstanding plus the effect of dilutive stock options. The sum of the quarters earnings per common and common equivalent share may not necessarily be equal to the full year earnings per common and common equivalent share amounts.

                    DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

                                                   IN WHOLE DOLLARS, EXCEPT PER SHARE AMOUNTS
                                              -----------------------------------------------------
                                                 FIRST        SECOND         THIRD        FOURTH
                                                QUARTER       QUARTER       QUARTER       QUARTER
                                              -----------   -----------   -----------   -----------
1996:
Revenues:
  Dycom.....................................  $37,605,583   $32,648,532   $35,390,645   $39,307,689
  CCG.......................................   13,248,340    12,641,609     9,824,440    14,593,403
                                              -----------   -----------   -----------   -----------
                                              $50,853,923   $45,290,141   $45,215,085   $53,901,092
                                              ===========   ===========   ===========   ===========
Income Before Income Taxes:
  Dycom.....................................  $ 1,715,485   $ 1,603,524   $ 2,965,713   $ 2,834,998
  CCG.......................................    1,003,486       179,311      (459,847)    1,538,764
                                              -----------   -----------   -----------   -----------
                                              $ 2,718,971   $ 1,782,835   $ 2,505,866   $ 4,373,762
                                              ===========   ===========   ===========   ===========
Net Income:
  Dycom.....................................  $   968,638   $   984,232   $ 1,704,150   $ 2,733,124
  CCG.......................................      553,486       129,311      (259,847)      850,764
                                              -----------   -----------   -----------   -----------
                                              $ 1,522,124   $ 1,113,543   $ 1,444,303   $ 3,583,888
                                              ===========   ===========   ===========   ===========
Earnings per Common and Common Equivalent
  Share:
  Primary...................................         0.14          0.11          0.14          0.33
  Fully Diluted.............................         0.14          0.11          0.14          0.33

1997:
Revenues:
  Dycom.....................................  $40,367,225   $40,012,074   $48,186,014   $47,639,268
  CCG.......................................   16,047,187    17,263,237    14,995,292    19,413,184
                                              -----------   -----------   -----------   -----------
                                              $56,414,412   $57,275,311   $63,181,306   $67,052,452
                                              ===========   ===========   ===========   ===========
Income Before Income Taxes:
  Dycom.....................................  $ 2,888,362   $ 2,446,288   $ 4,019,975   $ 4,434,187
  CCG.......................................    1,092,878     1,129,119       680,403     2,350,306
                                              -----------   -----------   -----------   -----------
                                              $ 3,981,240   $ 3,575,407   $ 4,700,378   $ 6,784,493
                                              ===========   ===========   ===========   ===========
Net Income:
  Dycom.....................................  $ 1,661,619   $ 1,641,478   $ 2,413,033   $ 2,552,372
  CCG.......................................      574,422       672,688       405,340     1,297,856
                                              -----------   -----------   -----------   -----------
                                              $ 2,236,041   $ 2,314,166   $ 2,818,373   $ 3,850,228
                                              ===========   ===========   ===========   ===========
Earnings per Common and Common Equivalent
  Share:
  Primary...................................  $      0.20   $      0.21   $      0.26   $      0.35
  Fully Diluted.............................  $      0.20   $      0.21   $      0.26   $      0.35

     The fiscal 1996 and 1997 fourth quarter results of operations include a $1.1 million and a $0.3 million reduction in the deferred tax asset valuation allowance.

                          INDEPENDENT AUDITORS' REPORT

Dycom Industries, Inc.

     We have audited the consolidated balance sheets of Dycom Industries, Inc. and subsidiaries (the "Company") as of July 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Communications Construction Group, Inc., which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the balance sheet of Communications Construction Group, Inc. as of May 31, 1996 or the statements of operations, stockholders' equity, and cash flows of Communications Construction Group, Inc. for the years ended May 31, 1997, 1996 and 1995, which statements reflect total assets of $14,121,468 as of May 31, 1996, and total revenues of $67,717,326, $50,121,009 and $43,047,102 for the years ended May 31, 1997, 1996 and 1995, respectively. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Communications Construction Group, Inc. for such periods, is based solely on the reports of such other auditors. As described in Note 2 to the consolidated financial statements, subsequent to the issuance of the reports of the other auditors, Communications Construction Group, Inc. changed its fiscal year to conform to the fiscal year of Dycom Industries, Inc. for the period ended July 31, 1997.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dycom Industries, Inc. and subsidiaries as of July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1997 in conformity with generally accepted accounting principles.

                                          DELOITTE & TOUCHE LLP

Certified Public Accountants
West Palm Beach, Florida
September 26, 1997

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
  Communications Construction Group, Inc.

     We have audited the accompanying consolidated balance sheets of Communications Construction Group, Inc. (the "Company") as of May 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above (not presented separately herein) present fairly, in all material respects, the consolidated financial position of Communications Construction Group, Inc. as of May 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                /s/ NOWALK & ASSOCIATES
                                          --------------------------------------
                                                   Nowalk & Associates

Cranbury, New Jersey
July 23, 1997

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
  Communications Construction Group, Inc.

     We have audited the accompanying consolidated balance sheets of Communications Construction Group, Inc. (the "Company") as of May 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above (not presented separately herein) present fairly, in all material respects, the consolidated financial position of Communications Construction Group, Inc. as of May 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                /s/ NOWALK & ASSOCIATES
                                          --------------------------------------
                                                   Norwalk & Associates

Cranbury, New Jersey
August 29, 1996
  As to Notes 5 and 6, January 3, 1997

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

                                                                                        EXECUTIVE
                                                                                         OFFICER
NAME                                               AGE              OFFICE                SINCE
----                                               ---              ------              ---------
Thomas R. Pledger................................  59    Chairman and Chief Executive     1/4/84
                                                           Officer
Steven E. Nielsen................................  34    President and Chief Operating   2/26/96
                                                           Officer
Douglas J. Betlach...............................  45    Vice President, Chief           10/6/93
                                                           Financial Officer and
                                                           Treasurer
Darline M. Richter...............................  36    Vice President and Controller    2/9/93
Patricia B. Frazier..............................  62    Secretary                        1/4/84

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

                                                                   PAGE
                                                                   -----
1.   Consolidated financial statements:
       Consolidated balance sheets at July 31, 1996 and 1997.....     13
       Consolidated statements of operations for the years ended
          July 31, 1995, 1996, and 1997..........................     14
       Consolidated statements of stockholders' equity for the
          years ended July 31, 1995, 1996, and 1997..............     15
       Consolidated statements of cash flows for the years ended
          July 31, 1995, 1996, and 1997..........................     16
     Notes to consolidated financial statements..................  17-29
     Independent auditors' reports...............................  30-32
2.   Financial statement schedules:
       All schedules have been omitted because they are
          inapplicable, not required, or the information is
          included in the above referenced consolidated financial
          statements or the notes thereto.
     Exhibits furnished pursuant to the requirements of Form
3.     10-K:
       See Exhibit Index on page 36.

(B) REPORTS ON FORM 8-K:

          No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended July 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DYCOM INDUSTRIES, INC.

                                          By: /s/ THOMAS R. PLEDGER
                                            ------------------------------------
                                                     Thomas R. Pledger
                                            Chairman and Chief Executive Officer

Date: September 30, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       NAME                                     POSITION                    DATE
                       ----                                     --------                    ----
              /s/ DOUGLAS J. BETLACH                 Vice President, Chief           September 30, 1997
---------------------------------------------------    Financial Officer, and
                Douglas J. Betlach                     Principal Accounting Officer

                /s/ STEVEN NIELSEN                   President, Chief Operating      September 30, 1997
---------------------------------------------------    Officer, and Director
                  Steven Nielsen

               /s/ THOMAS R. PLEDGER                 Director                        September 30, 1997
---------------------------------------------------
                 Thomas R. Pledger

              /s/ LOUIS W. ADAMS, JR.                Director                        September 30, 1997
---------------------------------------------------
                Louis W. Adams, Jr.

               /s/ WALTER L. REVELL                  Director                        September 30, 1997
---------------------------------------------------
                 Walter L. Revell

               /s/ RONALD L. ROSEMAN                 Director                        September 30, 1997
---------------------------------------------------
                 Ronald L. Roseman

               /s/ RONALD P. YOUNKIN                 Director                        September 30, 1997
---------------------------------------------------
                 Ronald P. Younkin




                                 EXHIBIT INDEX

NUMBER                                  DESCRIPTION
------                                  -----------
  (3)(i)   --   Articles of Incorporation of the Company, as amended
  (3)(ii)  --   Bylaws of the Company, as amended
 (11)      --   Statement re computation of per share earnings
 (21)      --   Subsidiaries of the Company
 (23)(i)   --   Independent Auditors' Consent
 (23)(ii)  --   Independent Auditors' Consent
 (27)(i)   --   Financial Data Schedules for fiscal years ended July 31,
                1995, 1996 and 1997
 (27)(ii)  --   Financial Data Schedules for fiscal quarters ended October
                31, 1996, January 31, 1997 and April 30, 1997
 (27)(iii) --   Financial Data Schedules for fiscal quarters ended October
                31, 1995, January 31, 1996 and April 30, 1996
 (99)      --   Credit Facility Agreement, Security Agreement and Guaranty
                Agreement dated April 28, 1997 between Dycom Industries,
                Inc. and Dresdner Lateinamerika Aktiengesellschaft; Bank
                Leumi Trust Company of New York and Republic National Bank
                of Miami, N.A.