Form 10-K/A
period 1997-07-31
DYCOM INDUSTRIES INC
filed 1997-10-28
CIK 67215

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended July 31, 1997
                                 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _______ to _______

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

This amendment is filed to correct a typographical error that appeared in
Item 6. Selected Financial Data in the line item for the Company's total assets in fiscal year 1995.

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

                            1993<F1>  1994<F1>   1995      1996<F2>  1997<F2>
                            ____      ____       ____      ____      ____
                                 In Thousands, Except Per Share Amounts
                                 ______________________________________
Revenues                     $156,689  $152,647   $188,333  $195,260  $243,923
Income (loss) before
  income taxes                (31,778)   (6,710)     8,874    11,381    19,042
Net income (loss)             (31,013)   (7,501)     5,141     7,664    11,219
Earnings (loss) per
 common and common
 equivalent share<F3>:
  Primary                       (2.93)    (0.71)      0.49      0.71      1.02
  Fully diluted                 (2.93)    (0.71)      0.49      0.70      1.02
Total assets                   65,890    59,542     64,218    66,195    88,162
Long-term obligations          28,916     6,641<F4> 21,344    17,490    15,430
Stockholders' equity           15,374     8,132     13,319    21,182    33,752
Cash dividends per shar   e     -0-       -0-        -0-        -0-       -0-

       <F1>
       The Company changed its method of accounting for income taxes as of the beginning of fiscal 1993; the years prior to fiscal 1993 have not been restated. The cumulative effect of the accounting change increased the net loss by $2,286. Also, the Company wrote-off $24,285 and $1,423 of intangible assets in 1993 and 1994, respectively. In fiscal 1994, the Company recorded a $1.7 million deferred tax asset valuation allowance.

      <F2>
      The results of operations for fiscal 1996 and 1997 include a $1.1 million and $0.3 million reduction in the deferred tax valuation allowance.

      <F3>
       The options to purchase common stock had an insignificant or anti-dilutive effect on the per share amounts. See Note 1 to the consolidated financial statements regarding the per share data.

       <F4>
       The outstanding borrowings under the bank credit agreement were classified as a current liability at July 31, 1994 due to the likelihood of covenant violations within the following twelve months. But for the reclassification, the long-term obligations at July 31, 1994 would have been $25,515.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DYCOM INDUSTRIES, INC.



/s/  Thomas R. Pledger                                    October 28, 1997
-----------------------                                   ------------------
By:  Thomas R. Pledger                                           Date
     Chairman and Chief
     Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Name                       Position                    Date


/s/  Douglas J. Betlach           Vice President, Chief   October 28, 1997
-----------------------           Financial Officer, and  ------------------
                                  Principal Accounting
                                  Officer


/s/ Steven Nielsen                President, Chief        October 28, 1997
-----------------------           Operating Officer,      ------------------
                                  and Director


/s/ Thomas R. Pledger             Director                October 28, 1997
-----------------------                                   ------------------


/s/ Louis W. Adams, Jr.           Director                October 28, 1997
-----------------------                                   ------------------


/s/ Walter L. Revell              Director                October 28, 1997
-----------------------                                   ------------------


/s/ Ronald L. Roseman             Director                October 28, 1997
-----------------------                                   ------------------


/s/ Ronald P. Younkin             Director                October 28, 1997
-----------------------                                   ------------------