Form 10-Q
period 1997-10-31
DYCOM INDUSTRIES INC
filed 1997-12-12
CIK 67215

                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997
                                    OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding as of December 5, 1997
                  _____                 __________________________________

    Common Stock, par value $0.33 1/3                12,869,825

                            DYCOM INDUSTRIES, INC.

                                     INDEX


                                                            Page No.
                                                            ________

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets-
            October 31, 1997 and July 31, 1997                  3

          Condensed Consolidated Statements of
            Operations for the Three Months Ended
            October 31, 1997 and 1996                           4

          Condensed Consolidated Statements of
            Cash Flows for the Three Months Ended
            October 31, 1997 and 1996                          5-6

          Notes to Condensed Consolidated
            Financial Statements                               7-13

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                     14-17


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                      18


SIGNATURES                                                      19

EXHIBIT INDEX                                                   20

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                               October 31,      July 31,
                                                  1997            1997
ASSETS
CURRENT ASSETS:
Cash and equivalents                          $  3,279,190    $  6,645,972
Accounts receivable, net                        36,901,224      34,353,367
Costs and estimated earnings in
  excess of billings                            11,091,124      10,479,974
Deferred tax assets, net                         2,156,781       2,168,763
Other current assets                             1,459,650       1,550,545
Total current assets                            54,887,969      55,198,621

PROPERTY AND EQUIPMENT, net                     30,519,748      27,543,238
OTHER ASSETS:
Intangible assets, net                           4,645,585       4,684,358
Deferred tax assets                                622,916         424,205
Other                                              301,777         311,473
Total other assets                               5,570,278       5,420,036

TOTAL                                         $ 90,977,995    $ 88,161,895

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                              $  7,780,554    $ 10,281,615
Notes payable                                   12,980,382      13,080,316
Billings in excess of costs and
  estimated earnings                                               470,940
Accrued self-insured claims                      2,440,889       2,011,622
Income taxes payable                             2,675,901       1,230,376
Other accrued liabilities                       10,384,904      11,904,304
Total current liabilities                       36,262,630      38,979,173

NOTES PAYABLE                                   10,084,099       9,012,066
ACCRUED SELF-INSURED CLAIMS                      7,339,363       6,418,400
Total liabilities                               53,686,092      54,409,639

COMMITMENTS AND CONTINGENCIES, Note 9
STOCKHOLDERS' EQUITY:
Common stock, par value $.33 1/3 per share:
  50,000,000 shares authorized; 10,871,480
  and 10,867,877 shares issued and
  outstanding, respectively                      3,623,826       3,622,625
Additional paid-in capital                      25,444,197      25,421,701
Retained earnings                                8,223,880       4,707,930
Total stockholders' equity                      37,291,903      33,752,256
TOTAL                                         $ 90,977,995    $ 88,161,895

See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                 For the Three Months Ended
                                               October 31,        October 31,
                                                  1997               1996
REVENUES:
Contract revenues earned                      $ 70,507,759      $ 56,322,356
Other, net                                         285,932            92,056
Total                                           70,793,691        56,414,412

Expenses:
Costs of earned revenues
  excluding depreciation                        55,562,643        45,009,650
General and administrative                       6,790,057         5,350,978
Depreciation and amortization                    2,275,559         2,072,544
Total                                           64,628,259        52,433,172

INCOME BEFORE INCOME TAXES                       6,165,432         3,981,240

PROVISION (BENEFIT) FOR INCOME TAXES:
Current                                          2,836,211         2,199,620
Deferred                                          (186,729)         (454,421)
Total                                            2,649,482         1,745,199

NET INCOME                                    $  3,515,950      $  2,236,041

EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE:
     Primary                                         $0.32             $0.20
     Fully diluted                                   $0.32             $0.20

 SHARES USED IN COMPUTING
   EARNINGS PER COMMON AND
   COMMON EQUIVALENT SHARE:
    Primary                                     11,054,559        10,951,181
    Fully diluted                               11,066,972        10,951,460


See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                    For the Three Months Ended
                                                    October 31,    October 31,
                                                       1997           1996
Increase (Decrease) in Cash and Equivalents from:
OPERATING ACTIVITIES:
Net income                                          $  3,515,950   $ 2,236,041
Adjustments to reconcile net cash provided
  by operating activities:
     Depreciation and amortization                     2,275,559     2,072,544
     (Gain) on disposal of assets                        (50,412)      (19,612)
     Deferred income taxes                              (186,729)     (454,421)
Changes in assets and liabilities:
     Accounts receivable, net                         (2,547,857)   (1,914,985)
     Unbilled revenues, net                           (1,082,090)   (2,178,706)
     Other current assets                                 90,895       (18,032)
     Other assets                                          9,696        10,566
     Accounts payable                                 (2,501,061)    2,629,987
     Accrued self-insured claims and
       other liabilities                                (169,170)      434,394
     Accrued income taxes                              1,445,525       599,905
Net cash inflow from operating activities                800,306     3,397,681

INVESTING ACTIVITIES:
Capital expenditures                                  (5,265,198)   (2,411,316)
Proceeds from sale of assets                             102,314        84,734
Net cash outflow from investing activities            (5,162,884)   (2,326,582)

FINANCING ACTIVITIES:
Borrowings on notes payable
  and bank lines-of-credit                             7,811,741
Principal payments on notes payable
  and bank lines-of-credit                            (6,839,642)   (1,151,036)
Exercise of stock options                                 23,697       234,058
Net cash inflow (outflow)from financing activities       995,796      (916,978)

NET CASH INFLOW (OUTFLOW) FROM ALL ACTIVITIES         (3,366,782)      154,121

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD            6,645,972     3,927,736

CASH AND EQUIVALENTS AT END OF PERIOD                $ 3,279,190   $ 4,081,857

See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

                                                 For the Three Months Ended
                                                October 31,      October 31,
                                                   1997             1996
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND
  NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
  Interest                                      $   531,171      $   607,964
  Income taxes                                    1,392,751        1,673,757

Property and equipment acquired and
  financed with:
   Capital lease obligations                                     $   394,848






See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited


1. The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. ("Dycom" or the "Company") as of October 31, 1997 and July 31, 1997, and the related condensed consolidated statements of operations and cash flows for the three months ended October 31, 1997 and 1996 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended October 31, 1997 are not necessarily indicative of the results which may be expected for the entire year.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION-- The condensed consolidated financial statements include Dycom Industries, Inc. and its subsidiaries, all of which are wholly owned. On July 29, 1997, Communications Construction Group, Inc. ("CCG") was merged with and into the Company through an exchange of common stock. The merger was accounted for as a pooling of interests. Accordingly, the Company's condensed consolidated financial statements include the result of
CCG for all periods presented.   See Note 3.

The Company's operations consist primarily of telecommunication and electric utility services contracting. All material intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES-- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

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

Amortization expense was $38,773 for each of the three month periods ended October 31, 1997 and 1996. The intangible assets are net of accumulated amortization of $1,190,131 at October 31, 1997 and $1,151,358 at July 31, 1997.

SELF-INSURED CLAIMS LIABILITY-- The Company is primarily self-insured, up to certain limits, for automobile and general liability, workers' compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the condensed consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $5,009,000 and $4,429,000 at October 31, 1997 and July 31, 1997, respectively. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated.

INCOME TAXES-- The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

A valuation allowance is provided when it is more likely than not that some portion of the Company's deferred tax assets will not be realized. The valuation allowance recorded in the condensed consolidated financial statements reduces deferred tax assets to an amount that represents management's best estimate of the amount of deferred tax assets that more likely than not will be realized. Management's estimate and conclusion is based on the available evidence supporting the reversing deductible temporary differences being offset by reversing taxable temporary differences and the existence of sufficient taxable income within the current carryback periods. Accordingly, at October 31, 1997 and July 31, 1997, deferred tax assets are net of a valuation allowance of $475,185.

PER SHARE DATA-- Earnings per common and common equivalent share are computed using the weighted average shares of common stock outstanding plus the common stock equivalents arising from the effect of dilutive stock options, using the treasury stock method.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS-- In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" which changes the method of calculating earnings per share and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except the denominator includes dilutive common stock equivalents such as stock option and warrants. The Company will adopt SFAS No. 128 in the second quarter of fiscal 1998 as early adoption is not permitted. The calculation of earnings per share under SFAS No. 128 is not expected to be materially different than the current calculation of earnings per share.

The pro forma basic earnings per share and diluted earnings per share calculated in accordance with SFAS No. 128 for the three-month periods ended October 31, are as follows:

                                                           1997      1996
Pro forma basic earnings per share                        $0.32     $0.21

Pro forma diluted earnings per share                      $0.32     $0.20

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" which establishes standards for public business enterprises to report information about operating segments in interim financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosures about products and services, geographic areas, and major customers. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for financial statements beginning after December 15, 1997.

Management is currently evaluating the requirements of SFAS No. 130 and 131, respectively.

3.  ACQUISITION

On July 29, 1997, the Company consummated the CCG acquisition by merger. The Company issued 2,053,242 shares of common stock in exchange for all the outstanding capital stock of CCG. Dycom has accounted for the acquisition as a pooling of interests and, accordingly, the Company's historical condensed financial statements include the results of CCG for all periods presented.

Prior to the acquisition, CCG used a fiscal year ending May 31 and as of July 31, 1997 adopted Dycom's fiscal year. The Company's first quarter condensed consolidated statements of operations and cash flows for the period ended October 31, 1996 combines the first quarter of operations and cash flows for the period ended August 31, 1996 of CCG.


4. ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following:

                                               October 31,      July 31,
                                                   1997           1997
Contract billings                             $ 35,766,488    $ 32,586,289
Retainage                                        1,715,349       1,885,656
Other receivables                                  625,423         896,015
Total                                           38,107,260      35,367,960
Less allowance for doubtful accounts             1,206,036       1,014,593
Accounts receivable, net                      $ 36,901,224    $ 34,353,367


5. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying condensed consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

                                              October 31,       July 31,
                                                 1997             1997
Costs incurred on contracts in progress     $ 17,397,147    $ 16,894,451
Estimated earnings thereon                     3,227,133       3,222,120
                                              20,624,280      20,116,571
Less billings to date                          9,533,156      10,107,537
                                            $ 11,091,124    $ 10,009,034


Included in the accompanying condensed
  consolidated balance sheets under
  the captions:
    Costs and estimated earnings in
     excess of billings                     $ 11,091,124    $ 10,479,974
    Billings in excess of costs and
     estimated earnings                                         (470,940)
                                            $ 11,091,124    $ 10,009,034

6. PROPERTY AND EQUIPMENT

The accompanying condensed consolidated balance sheets include the following property and equipment:

                                             October 31,       July 31,
                                                1997             1997
Land                                        $  1,942,247    $  1,942,247
Buildings                                      2,350,868       2,346,993
Leasehold improvements                         1,372,301       1,356,861
Vehicles                                      35,707,584      32,232,343
Equipment and machinery                       24,825,972      23,674,176
Furniture and fixtures                         5,298,455       5,011,660
Total                                         71,497,427      66,564,280
Less accumulated depreciation and
  amortization                                40,977,679      39,021,042
Property and equipment, net                 $ 30,519,748    $ 27,543,238


Certain subsidiaries of the Company entered into lease arrangements accounted for as capitalized leases. The carrying value of capital leases at October 31, 1997 and July 31, 1997 was $769,851 and $838,137, respectively, net of accumulated depreciation of $920,451 and $881,336 respectively. Capital leases are included as a component of equipment and machinery.


7. NOTES PAYABLE

Notes payable are summarized by type of borrowings as follows:

                                             October 31,        July 31,
                                                1997              1997
Bank Credit Agreements:
  Revolving credit facility                 $  9,111,553     $ 10,113,484
  Term-loan                                    8,100,000        8,550,000
  Equipment term-loans                         4,454,841        1,907,216
Capital lease obligations                        656,279          722,927
Equipment loans                                  741,808          798,755
Total                                         23,064,481       22,092,382
Less current portion                          12,980,382       13,080,316
Notes payable--non-current                  $ 10,084,099     $  9,012,066


At October 31, 1997, the Company's credit agreement provides for (i) a five-year term-loan in the principal amount of $9.0 million, (ii) a $6.0 million revolving equipment facility, (iii) a $10.0 million revolving credit facility, and (iv) a $10.0 million standby letter of credit facility. The revolving credit facility, the revolving equipment facility and the standby letter of credit facility are available for a one-year period.

The outstanding principal under the term-loan bears interest at the prime interest rate minus 0.50% (8.00% at October 31, 1997 and July 31, 1997). Principal and interest is payable in quarterly installments through April
2002. The loans outstanding under the revolving credit facility and the revolving equipment facility bear interest, at the option of the Company, at the prime interest rate minus 1.00% or LIBOR plus 1.50% and at the prime interest rate minus 0.75% or LIBOR plus 1.75%, respectively. At October 31, 1997, the interest rates on the outstanding revolving credit facility and revolving equipment facility loans were at the LIBOR options ranging from 7.125% to 7.625%. During the quarter ending October 31, 1997, the Company borrowed $4.9 million under the revolving credit facility to pay off a subsidiary's previously existing credit facility. At October 31, 1997, the outstanding amounts under the term-loan and revolving credit facility were $8.1 million and $9.1 million, respectively.

The advances under the revolving equipment facility are converted to term-loans with maturities not to exceed 48 months. The outstanding principal on the equipment term-loans is payable in monthly installments through February 2001. During the quarter ending October 31, 1997, the Company borrowed $1.0 million to buyout existing operating leases and $1.7 million to refinance equipment under a subsidiary's previously existing bank credit facility. At October 31, 1997, the outstanding amount owed under the revolving equipment facility was $4.5 million.

At October 31, 1997, the Company had outstanding $8.9 million in standby letters of credit issued to the Company's insurance administrators as part of its self-insurance program.

The bank credit agreement contains restrictions which, among other things, require maintenance of certain financial ratios and covenants, restricts encumbrances of assets and creation of indebtedness, and limits the payment of cash dividends. Cash dividends are limited to 50% of each fiscal year's after-tax profits. No cash dividends have been paid during the three month period ending October 31, 1997. The credit facility is secured by the Company's assets. At October 31, 1997, the Company was in compliance with all financial covenants and conditions.

At July 31, 1997, the Company's newly acquired subsidiary, CCG, had a $6.6 million revolving bank credit facility of which $5.9 million was outstanding. The interest rate on this facility was at the bank's prime interest rate plus 0.75% and was collateralized by 75% of the eligible trade accounts receivable, inventory, and certain real property owned by a partnership, whose general partners are the former shareholders of CCG. This facility was an existing arrangement made by CCG prior to the acquisition by Dycom.
During the quarter ending October 31, 1997, the Company paid off the outstanding balance of $6.6 million by borrowing $4.9 against its revolving credit facility and $1.7 million against the revolving equipment facility.

In addition to the borrowings under the bank credit agreement, certain subsidiaries have outstanding obligations under capital leases and other equipment financing arrangements. The obligations are payable in monthly installments expiring at various dates through December 2001.

8. STOCK OFFERING

The Company concluded the public offering of 2,700,000 shares of its common stock on November 4, 1997. The Company offered 1,573,378 shares and selling shareholders offered 1,126,622 shares at an offering price of $20.00 per share. The Company received $29,736,844 on November 10, 1997 which is net of an underwriting discount of $1.10 per share. Additionally, the underwriters exercised their option to purchase 405,000 shares to cover over-allotments. The Company received $7,654,500 on November 25, 1997 as payment for the over-allotments. On November 28, 1997, the Company repaid the outstanding balance of its revolving working capital indebtedness of $9.1 million and will use the balance of the proceeds to fund the Company's growth strategy, including acquisitions, working capital and capital expenditures and for other general corporate purposes.



9. COMMITMENTS AND CONTINGENCIES

In September 1995, the State of New York commenced a sales and use tax audit of CCG for the years 1989 through 1995. As a result of the audit, certain additional taxes were paid by CCG in fiscal 1996. In addition, the State of New York concluded that cable television service providers are subject to New York State sales taxes for the construction of cable television distribution systems, and by a Notice dated January 1997, the asserted amounts due from CCG for sales taxes and interest for the periods through August 31, 1995, aggregated approximately $1.3 million. Any sales taxes asserted against CCG may be offset by use taxes already paid by the customers of CCG. The Company intends to vigorously contest the assertion. The Company is unable to assess the likelihood of any particular outcome at this time or to quantify the effect a resolution of this matter may have on the Company's consolidated financial statements.

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

Results of Operations

The following table sets forth, as a percentage of contract revenues earned, certain items in the Company's Statement of Operations for the periods indicated:

                                                 For the Three Months Ended
                                                 OCTOBER 31,     OCTOBER 31,
                                                    1997            1996
Revenues:
  Contract revenues earned                          100.0%          100.0%
  Other, net                                          0.4             0.2
     Total revenues                                 100.4           100.2
Expenses:
  Cost of earned revenue, excluding depreciation     78.9            79.9
  General and administrative                          9.6             9.5
  Depreciation and amortization                       3.2             3.7
     Total expenses                                  91.7            93.1
Income before income taxes                            8.7             7.1
Provision for income taxes                            3.7             3.1
Net Income                                            5.0%            4.0%



Revenues. Contract revenues increased $14.2 million, or 25.2%, to $70.5 million in the quarter ending October 31, 1997 from $56.3 million in the quarter ended October 31, 1996. Of this increase, $11.1 million was attributable to the telecommunications services group, $2.3 million was attributable to the electric services group and $0.8 million was attributable to the underground utility locating services group, reflecting an increased market demand for the Company's services. During the quarter ending October 31, 1997, the Company recognized $60.8 million of contract revenues from the telecommunications services group as compared to $49.7 million for the same period last year. The increase in the Company's telecommunications services group reflects an increased volume of projects and activity associated with the cable television services group which increased by $6.9 million to $23.5 million in the quarter ending October 31, 1997 from $16.6 million in the same period last year. Also, the telecommunications services group experienced an increased volume in its telephone engineering services, premise wiring services, and telephony splicing services which was partially offset by declines in contract revenues in the design and installation of broadband networks and outside plant services. The Company recognized contract revenues of $5.0 million from electric utilities services in the quarter ending October 31, 1997 as compared to $2.7 million in the quarter ended October 31, 1996, an increase of 85.2%. The Company recognized contract revenues of $4.7 million from underground utility locating services in the quarter ending October 31, 1997 as compared to $3.9 million in the same period last year, an increase of

20.5%. Contract revenues from long-term agreements in all service groups, continues to be a significant source of the Company's revenues, representing approximately 82.9% of total contract revenues in the quarter ending
October 31, 1997 compared to 84.4% for the same period last year. In addition, contract revenues from master service agreements represented approximately 43.2% and 54.1% of total contract revenues in the quarter ended October 31, 1997 and 1996, respectively.

Cost of Earned Revenues. Cost of earned revenues increased $10.6 million to $55.6 million in the quarter ending October 31, 1997 from $45.0 million in the quarter ended October 31, 1996, but decreased as a percentage of contract revenues to 78.9% from 79.9%. Direct labor, subcontractor, equipment costs and other direct costs declined slightly as a percentage of contract revenues as a result of improved productivity in the labor force and the utilization of more modern equipment.

General and Administrative Expenses. General and administrative expenses increased $1.4 million to $6.8 million in the quarter ending October 31, 1997 from $5.4 million in the quarter ended October 31, 1996. The increase in general and administrative expenses was primarily attributable to a $0.6 million increase in administrative salaries, bonuses, employee benefits and payroll taxes and a $0.3 million increase in professional fees.

Depreciation and Amortization. Depreciation and amortization increased $0.2 million to $2.3 million in the quarter ending October 31, 1997 as compared to $2.1 million in same period last year. This increase in depreciation and amortization is due to the increase in capital expenditures of $5.3 million in the quarter ending October 31, 1997 as compared to $2.4 million in the quarter ended October 31, 1996, an increase of $2.9 million. The increase represents capital expenditures acquired in the ordinary course of business and the buyout of certain operating leases on terms favorable to the Company.

Income Taxes. The provision for income taxes was $2.6 million in the quarter ending October 31, 1997 as compared to $1.7 million in the same period last year. The Company's effective tax rate was 43.0% in the quarter ending
October 31, 1997 as compared to 43.8% in the quarter ended October 31, 1996. The effective tax rate differs from the statutory rate due to state income taxes, the amortization of intangible assets that do not provide a tax benefit and other non-deductible expenses for tax purposes. On August 5, 1997, The Taxpayer's Relief Act of 1997 (the"Act") was signed into law. The Act will not have a material effect on the Company's consolidated financial statements.


Liquidity and Capital Resources

The Company's needs for capital are attributable primarily to its needs for equipment to support its contractual commitments to customers and its needs for working capital sufficient for general corporate purposes. Capital expenditures have been financed by operating leases and by bank borrowings.
The Company's sources of cash have historically been from operating activities, bank borrowings and from proceeds arising from the sale of idle and surplus equipment and real property.

For the quarter ending October 31, 1997, net cash provided by operating activities was $0.8 million compared to $3.4 million for the quarter ended October 31, 1996. The decrease was due to a decrease in accounts payable and an increase in accounts receivable. The increase in accounts receivable, however, resulted in a decrease in the net days of contract revenues in trade receivables, including retainage, from 49 days at October 31, 1997 compared to 56 days at October 31, 1996.

In the quarter ending October 31, 1997, net cash used in investing activities was $5.2 million as compared to $2.3 million for the same period last year. For the quarter ending October 31, 1997, these expenditures were for the normal replacement of equipment and the buyout of certain operating leases on terms favorable to the Company. In addition to equipment purchases, the Company obtained approximately $0.5 million of equipment under noncancellable operating leases in the quarter ending October 31, 1997.

At October 31, 1997, the Company's credit agreement provides for (i) a five-year term-loan in the principal amount of $9.0 million, (ii) a $6.0 million revolving equipment facility, (iii) a $10.0 million revolving credit facility, and (iv) a $10.0 million standby letter of credit facility.

The credit agreement requires the Company to maintain certain financial covenants and conditions such as not more than a 3.0:1 debt-to-equity ratio, a current ratio of not less than 1.4:1, a quick ratio of not less than 0.75:1, and net profit levels of $4.8 million increasing in $750,000 increments, as well as placing restrictions on encumbrances of assets and creation of additional indebtedness. The credit agreement also limits the payment of cash dividends to 50% of the fiscal net after tax profits. At October 31, 1997, the Company was in compliance with all covenants and conditions under the credit facility.

The revolving working capital facility is available for a one-year period and bears interest, at the option of the Company, at the bank's prime interest rate minus 1.00% or LIBOR plus 1.50%. During the quarter ending October 31, 1997, the Company borrowed $4.9 million to pay off a subsidiary's previously existing credit facility. As of October 31, 1997, the Company had an available borrowing capacity of $0.9 million. The interest rate on the outstanding balance as of October 31, 1997 was at LIBOR plus 1.50%
(7.125% to 7.375%).

The term loan facility has a five-year maturity and bears interest at the bank's prime interest rate minus 0.50% (8.00% at October 31, 1997). The term loan principal and interest is payable in quarterly installments through April
2002. During the quarter ended October 31, 1997, the Company repaid $450,000 on this facility.

The revolving equipment acquisition facility is available for a one-year period and bears interest, at the option of the Company, at the bank's prime interest rate minus 0.75% or LIBOR plus 1.75%. Advances against this facility are converted to term loans with maturities not to exceed 48 months. The outstanding principal on the equipment acquisition term loans is payable in monthly installments through February 2001. During the quarter ending October 31, 1997, the Company borrowed $1.0 million to buyout existing operating leases and $1.7 million to refinance equipment under a subsidiary's previously existing bank credit facility. The Company repaid $0.1 million and has available borrowing capacity of $1.5 million under this facility. At October 31, 1997, the interest rate on the outstanding equipment acquisition term loans was at LIBOR plus 1.75% (7.125% to 7.625%).

The standby letter of credit facility is available for a one-year period. At October 31, 1997, the Company had $8.9 million in outstanding standby letters of credit issued as security to the Company's insurance administrators as part of its self-insurance program, leaving $1.1 million in available borrowing capacity.

At July 31, 1997, the Company's newly acquired subsidiary, CCG, had a $6.6 million working capital bank credit facility. The interest rate on this facility was at the bank's prime interest rate plus 0.75% and was collateralized by 75% of eligible trade accounts receivable, inventory, and certain real property owned by a partnership, whose general partners are the former shareholders of CCG. This facility was an existing arrangement made by CCG prior to the acquisition by Dycom. During the quarter ending October 31, 1997, the Company paid off the outstanding balance of $6.6 million by borrowing $4.9 million under its revolving credit facility and $1.7 million under the equipment facility.

The Company concluded the public offering of 2,700,000 shares of its common stock on November 4, 1997. The Company offered 1,573,378 shares and selling shareholders offered 1,126,622 shares at an offering price of $20.00 per share. The Company received $29,736,844 on November 10, 1997 which is net of an underwriting discount of $1.10 per share. Additionally, the underwriters exercised their option to purchase 405,000 shares to cover over-allotments. The Company received $7,654,500 on November 25, 1997 as payment for the over-allotments. On November 28, 1997, the Company repaid the outstanding balance of its revolving working capital indebtedness of $9.1 million and will use the balance of the proceeds to fund the Company's growth strategy, including acquisitions, working capital and capital expenditures and for other general corporate purposes.

The Company foresees its capital resources together with existing cash balances to be sufficient to meet its financial obligations, including the scheduled debt payments under the credit agreement and operating lease commitments, and to support the Company's normal replacement of equipment at its current level of business for at least the next twelve months. The Company's future operating results and cash flows may be affected by a number of factors including the Company's success in bidding on future contracts and the Company's continued ability to effectively manage controllable costs.

PART II. OTHER INFORMATION
__________________________


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibits furnished pursuant to the requirements of Form 10-Q:

                    See Exhibit Index on Page 20

(b) Reports On Form 8-K

The following reports on Form 8-K were filed on behalf of the Registrant during the quarter ended October 31, 1997:

(i) The acquisition of Communications Construction Group, Inc. pursuant to an agreement and plan of merger dated July 29, 1997.
   Items Reported: 2, 7
   Date Filed: August 13, 1997
   Financial Statements Filed:
      Audited financial statements of Communications Construction Group, Inc. for the fiscal years ended May 31, 1997 and 1996.

      Unaudited pro forma combined consolidated balance sheets as of April 30, 1997.

      Unaudited pro forma combined consolidated statements of operations for the nine months ended April 30, 1997 and 1996.

      Unaudited pro forma combined consolidated balance sheets as of July 31, 1996 and 1995.

      Unaudited pro forma combined consolidated statements of operations for the fiscal years ended July 31, 1996, 1995, and 1994.

(ii) Form 8-K/A was filed on November 5, 1997 for the Form 8-K filed on August 13, 1997 to correct a transmission error that appeared on Item 7.

(iii) On October 1, 1997, the registrant announced its operating results for the month ending August 31, 1997.
   Items Reported: 5
   Date Filed: October 16, 1997
   Financial Statements Filed: None

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                DYCOM INDUSTRIES, INC.

                                                Registrant





Date:  December 12, 1997                        /s/ Thomas R. Pledger
       _________________                        ____________________________

                                                Thomas R. Pledger
                                                Chairman and Chief Executive
                                                Officer






Date:  December 12, 1997                        /s/ Steven Nielsen
       _________________                        ____________________________

                                                Steven E. Nielsen
                                                President and Chief Operating
                                                Officer






Date:  December 12, 1997                        /s/ Douglas J. Betlach
       _________________                        ____________________________

                                                Douglas J. Betlach
                                                Vice President, Treasurer, and
                                                Chief Financial Officer

                                EXHIBIT INDEX


       Number                    Description
       ______                    ___________

       (11)                 Statement re computation of per share earnings

       (27)                 Financial Data Schedule