Form 10-Q
period 1998-01-31
DYCOM INDUSTRIES INC
filed 1998-03-10
CIK 67215

                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998
                                    OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding as of March 6, 1998
                  _____                 __________________________________

    Common Stock, par value $0.33 1/3              12,886,766

                            DYCOM INDUSTRIES, INC.

                                     INDEX


                                                            Page No.
                                                            ________

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets-
            January 31, 1998 and July 31, 1997                  3

          Condensed Consolidated Statements of
            Operations for the Three Months Ended
            January 31, 1998 and 1997                           4

          Condensed Consolidated Statements of
            Operations for the Six Months Ended
            January 31, 1998 and 1997                           5

          Condensed Consolidated Statements of
            Cash Flows for the Six Months Ended
            January 31, 1998 and 1997                          6-7

          Notes to Condensed Consolidated
            Financial Statements                               8-15

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                     16-20


PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of
            Security Holder                                     21

  Item 6. Exhibits and Reports on Form 8-K                      21


SIGNATURES                                                      22

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                               January 31,         July 31,
                                                  1998               1997
ASSETS
CURRENT ASSETS:
Cash and equivalents                          $ 29,454,502     $  6,645,972
Accounts receivable, net                        34,927,156       34,353,367
Costs and estimated earnings in
  excess of billings                            11,424,220       10,479,974
Deferred tax assets, net                         2,114,249        2,168,763
Other current assets                             1,800,469        1,550,545
Total current assets                            79,720,596       55,198,621

PROPERTY AND EQUIPMENT, net                     29,833,292       27,543,238
OTHER ASSETS:
Intangible assets, net                           4,606,813        4,684,358
Deferred tax assets                                304,980          424,205
Other                                              368,468          311,473
Total other assets                               5,280,261        5,420,036

TOTAL                                         $114,834,149     $ 88,161,895

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                              $  6,195,512     $ 10,281,615
Notes payable                                    3,785,645       13,080,316
Billings in excess of costs and
  estimated earnings                                                470,940
Accrued self-insured claims                      1,712,575        2,011,622
Income taxes payable                                20,061        1,230,376
Other accrued liabilities                        9,716,462       11,904,304
Total current liabilities                       21,430,255       38,979,173

NOTES PAYABLE                                    9,135,675        9,012,066
ACCRUED SELF-INSURED CLAIMS                      6,426,246        6,418,400
Total liabilities                               36,992,176       54,409,639

COMMITMENTS AND CONTINGENCIES, Note 10
STOCKHOLDERS' EQUITY:
Common stock, par value $.33 1/3 per share:
  50,000,000 shares authorized; 12,883,071
  and 10,867,877 shares issued and
  outstanding, respectively                      4,294,357        3,622,625
Additional paid-in capital                      62,077,025       25,421,701
Retained earnings                               11,470,591        4,707,930
Total stockholders' equity                      77,841,973       33,752,256

TOTAL                                         $114,834,149     $ 88,161,895

See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                For the Three Months Ended
                                               January 31,       January 31,
                                                  1998              1997
REVENUES:
Contract revenues earned                     $ 61,914,247      $ 57,128,034
Other, net                                        708,106           147,277
Total                                          62,622,353        57,275,311

Expenses:
Costs of earned revenues
  excluding depreciation                       48,418,138        46,254,920
General and administrative                      6,497,794         5,404,650
Depreciation and amortization                   2,289,409         2,040,334
Total                                          57,205,341        53,699,904

INCOME BEFORE INCOME TAXES                      5,417,012         3,575,407

PROVISION (BENEFIT) FOR INCOME TAXES:
Current                                         1,809,833         1,592,992
Deferred                                          360,468          (331,751)
Total                                           2,170,301         1,261,241

NET INCOME                                   $  3,246,711      $  2,314,166

EARNINGS PER COMMON SHARE:
  Basic                                             $0.26             $0.22

  Diluted                                           $0.25             $0.21






See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                 For the Six Months Ended
                                               January 31,       January 31,
                                                  1998              1997
REVENUES:
Contract revenues earned                     $132,422,006       $113,450,390
Other, net                                        994,038            239,333
Total                                         133,416,044        113,689,723

Expenses:
Costs of earned revenues
  excluding depreciation                      103,980,781         91,264,570
General and administrative                     13,287,851         10,755,628
Depreciation and amortization                   4,564,968          4,112,878
Total                                         121,833,600        106,133,076

INCOME BEFORE INCOME TAXES                     11,582,444          7,556,647

PROVISION (BENEFIT) FOR INCOME TAXES:
Current                                         4,646,044          3,792,612
Deferred                                          173,739           (786,172)
Total                                           4,819,783          3,006,440

NET INCOME                                   $  6,762,661       $  4,550,207

EARNINGS PER COMMON SHARE:
  Basic                                             $0.58              $0.42

  Diluted                                           $0.57              $0.42












See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                  For the Six Months Ended
                                                 January 31,     January 31,
                                                    1998             1997
Increase (Decrease) in Cash and Equivalents from:
OPERATING ACTIVITIES:
Net income                                      $  6,762,661   $  4,550,207
Adjustments to reconcile net cash provided
  by operating activities:
     Depreciation and amortization                 4,564,968      4,112,878
     (Gain) on disposal of assets                   (229,591)       (86,606)
     Deferred income taxes                           173,739       (786,172)
Changes in assets and liabilities:
     Accounts receivable, net                       (573,789)    (7,795,048)
     Unbilled revenues, net                       (1,415,186)    (1,749,032)
     Other current assets                           (249,924)      (145,161)
     Other assets                                    (56,995)       (41,221)
     Accounts payable                             (4,086,103)     6,322,235
     Accrued self-insured claims and
       other liabilities                          (2,479,043)    (1,057,930)
     Accrued income taxes                         (1,015,832)       598,617
Net cash inflow from operating activities          1,394,905      3,922,767

INVESTING ACTIVITIES:
Capital expenditures                              (7,388,349)    (6,017,905)
Proceeds from sale of assets                         840,463        235,896
Net cash outflow from investing activities        (6,547,886)    (5,782,009)

FINANCING ACTIVITIES:
Borrowings on notes payable
  and bank lines-of-credit                         7,811,741      2,904,577
Principal payments on notes payable
  and bank lines-of-credit                       (16,982,803)    (2,968,385)
Exercise of stock options                            173,955        278,437
Proceeds from stock offering                      36,958,618
Net cash inflow from financing activities         27,961,511        214,629

NET CASH INFLOW (OUTFLOW) FROM ALL ACTIVITIES     22,808,530     (1,644,613)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD        6,645,972      3,927,736

CASH AND EQUIVALENTS AT END OF PERIOD           $ 29,454,502   $  2,283,123









See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
   (Unaudited)

                                                  For the Six Months Ended
                                                January 31,      January 31,
                                                   1998             1997
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND
  NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
  Interest                                    $   890,852       $   827,528
  Income taxes                                  5,664,751         3,209,615

Property and equipment acquired and
  financed with:
    Capital lease obligation                                    $   601,024

Income tax benefit related to incentive
  stock options exercised                     $   194,483       $   132,569



















See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited


1. The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. ("Dycom" or the "Company") as of January 31, 1998 and July 31, 1997, and the related condensed consolidated statements of operations for the three and six months ended January 31, 1998 and 1997 and the condensed consolidated statements of cash flows for the six months ended January 31, 1998 and 1997 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the six months ended January 31, 1998 are not necessarily indicative of the results which may be expected for the entire year.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION-- The condensed consolidated financial statements are unaudited. These statements include Dycom Industries, Inc. and its subsidiaries, all of which are wholly owned. On July 29, 1997, Communications Construction Group, Inc. ("CCG") was merged with and into the Company through an exchange of common stock. The merger was accounted for as a pooling of interests. Accordingly, the Company's condensed consolidated financial statements include the results of CCG for all periods presented. See Note 4.

The Company's operations consist primarily of engineering, construction and maintenance services provided to the telecommunications industry as well as, underground utility locating services and maintenance and construction services provided to the electric utility industry. All material intercompany accounts and transactions have been eliminated.

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

CASH AND EQUIVALENTS-- Cash and equivalents include cash balances on deposit in banks, overnight repurchase agreements, certificates of deposits, commercial paper, and various other financial instruments having a maturity of three months or less. For purposes of the condensed consolidated statements of cash flows, the Company considers these amounts to be cash equivalents. The carrying amount reported in the condensed consolidated balance sheets for cash and equivalents approximates its fair value.

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

INTANGIBLE ASSETS-- The excess of the purchase price over the fair market value of the tangible net assets of acquired businesses (goodwill) is amortized on a straight-line basis over 40 years. The appropriateness of the carrying value of goodwill is reviewed periodically by the Company at the subsidiary level. An impairment loss is recognized when the projected future cash flows is less than the carrying value of goodwill. No impairment loss has been recognized in the periods presented.

Amortization expense was $77,545 for each of the six month periods ended January 31, 1998 and 1997. The intangible assets are net of accumulated amortization of $1,228,903 at January 31, 1998 and $1,151,358 at July 31, 1997.

SELF-INSURED CLAIMS LIABILITY-- The Company is primarily self-insured, up to certain limits, for automobile and general liability, workers' compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the condensed consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $4,969,000 and $4,429,000 at January 31, 1998 and July 31, 1997, respectively. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated.

INCOME TAXES-- The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

A valuation allowance is provided when it is more likely than not that some portion of the Company's deferred tax assets will not be realized.
The valuation allowance recorded in the condensed consolidated financial statements reduces deferred tax assets to an amount that represents management's best estimate of the amount of deferred tax assets that more likely than not will be realized. Management's estimate and conclusion is based on the available evidence supporting the reversing deductible temporary differences being offset by reversing taxable temporary differences and the existence of sufficient taxable income within the current carryback periods. Accordingly, at January 31, 1998 and July 31, 1997, deferred tax assets are net of a valuation allowance of $475,185.

PER SHARE DATA--Earnings per common share-basic is computed using the weighted average common shares outstanding during the period. Earnings per common share-diluted is computed using the weighted average common shares outstanding during the period and the dilutive effect of common stock options, using the treasury stock method. See Note 3.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS--In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997.

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

3.  ACCOUNTING CHANGE

In February 1997, the FASB issued SFAS No. 128 "Earnings per Share" which changes the method of calculating earnings per share and was effective for the Company in the quarter ended January 31, 1998. All periods presented have been restated in accordance with the provisions of SFAS No. 128.

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computation as required by SFAS No. 128.

                          For the Three Months Ended  For the Six Months Ended
                           January 31,   January 31,   January 31, January 31,
                              1998          1997          1998        1997
Net income
 available to common
 stockholders (numerator)   $ 3,246,711   $ 2,314,166   $ 6,762,661  $ 4,550,207

Weighted-average number of
 common shares (denominator) 12,613,004    10,734,652    11,741,418   10,726,173

Earnings per common
 share - basic                    $0.26         $0.22         $0.58        $0.42

Weighted-average number of
 common shares               12,613,004    10,734,652    11,741,418   10,726,173
Common stock equivalents
 arising from stock options     191,060       188,034       187,272      213,836

Total shares (denominator)   12,804,064    10,922,686    11,928,690   10,940,009

Earnings per common
 share - diluted                  $0.25         $0.21         $0.57        $0.42



4.  ACQUISITION

On July 29, 1997, the Company consummated the CCG acquisition by merger. The Company issued 2,053,242 shares of common stock in exchange for all the outstanding capital stock of CCG. Dycom has accounted for the acquisition as a pooling of interests and, accordingly, the Company's historical condensed financial statements include the results of CCG for all periods presented.

Prior to the acquisition, CCG used a fiscal year ending May 31 and as of July 31, 1997 adopted Dycom's fiscal year. The Company's three and six months condensed consolidated statements of operations and cash flows for the period ended January 31, 1997 combines the three and six months operations and cash flows for the period ended November 30, 1996 of CCG.

5. ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following:
                                                   January 31,      July 31,
                                                      1998            1997
Contract billings                                 $ 34,224,585   $ 32,586,289
Retainage                                            1,568,668      1,885,656
Other receivables                                      426,657        896,015
Total                                               36,219,910     35,367,960
Less allowance for doubtful accounts                 1,292,754      1,014,593
Accounts receivable, net                          $ 34,927,156   $ 34,353,367



6. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying condensed consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

                                                   January 31,     July 31,
                                                      1998           1997
Costs incurred on contracts in progress          $ 17,880,968    $ 16,894,451
Estimated earnings thereon                          3,047,592       3,222,120
                                                   20,928,560      20,116,571
Less billings to date                               9,504,340      10,107,537
                                                 $ 11,424,220    $ 10,009,034

Included in the accompanying condensed
  consolidated balance sheets under
  the captions:
    Costs and estimated earnings in
     excess of billings                          $ 11,424,220    $ 10,479,974
    Billings in excess of costs and
     estimated earnings                                              (470,940)
                                                 $ 11,424,220    $ 10,009,034

7. PROPERTY AND EQUIPMENT

The accompanying condensed consolidated balance sheets include the following property and equipment:



                                               January 31,        July 31,
                                                   1998             1997
Land                                          $  1,632,755     $  1,942,247
Buildings                                        2,350,868        2,346,993
Leasehold improvements                           1,396,793        1,356,861
Vehicles                                        35,352,189       32,232,343
Equipment and machinery                         24,751,747       23,674,176
Furniture and fixtures                           5,656,439        5,011,660
Total                                           71,140,791       66,564,280
Less accumulated depreciation and
  amortization                                  41,307,499       39,021,042
Property and equipment, net                   $ 29,833,292     $ 27,543,238

Certain subsidiaries of the Company entered into lease arrangements accounted for as capitalized leases. The carrying value of capital leases at January 31, 1998 and July 31, 1997 was $634,595 and $838,137, respectively, net of accumulated depreciation of $916,746 and $881,336, respectively. Capital leases are included as a component of equipment and machinery.


8. NOTES PAYABLE

Notes payable are summarized by type of borrowings as follows:

                                                January 31,         July 31,
                                                   1998               1997
Bank Credit Agreements:
  Revolving credit facility                  $                 $  10,113,484
  Term-loan                                      7,650,000         8,550,000
  Equipment term-loans                           4,082,973         1,907,216
Capital lease obligations                          524,961           722,927
Equipment loans                                    663,386           798,755
Total                                           12,921,320        22,092,382
Less current portion                             3,785,645        13,080,316
Notes payable--non-current                    $  9,135,675      $  9,012,066

At January 31, 1998, the Company's credit agreement provides for (i) a five-year term-loan in the principal amount of $9.0 million, (ii) a $6.0 million revolving equipment facility, (iii) a $10.0 million revolving credit facility, and (iv) a $10.0 million standby letter of credit facility. The revolving credit facility, the revolving equipment facility and the standby letter of credit facility are available for a one-year period.

The outstanding principal under the term-loan bears interest at the prime interest rate minus 0.50% (8.00% at January 31, 1998 and July 31, 1997). Principal and interest is payable in quarterly installments through April 2002. At January 31, 1998, the outstanding amount under the term-loan was $7.7 million. The loans outstanding under the revolving credit facility and the revolving equipment facility bear interest, at the option of the Company, at the prime interest rate minus 1.00% or LIBOR plus 1.50% and at the prime interest rate minus 0.75% or LIBOR plus 1.75%, respectively. At January 31, 1998, the interest rates on the outstanding revolving equipment facility loans were at the LIBOR options ranging from 7.531% to 7.813%. On November 28, 1997, the Company repaid the outstanding balance of the revolving credit facility with proceeds from the public offering of its common stock.

The advances under the revolving equipment facility are converted to term-loans with maturities not to exceed 48 months. The outstanding principal on the equipment term-loans is payable in monthly installments through February 2001. At January 31, 1998, the outstanding amount owed under the revolving equipment facility was $4.1 million.

At January 31, 1998, the Company had outstanding $9.1 million in standby letters of credit issued to the Company's insurance administrators as part of its self-insurance program.

The bank credit agreement contains restrictions which, among other things, requires maintenance of certain financial ratios and covenants, restricts encumbrances of assets and creation of indebtedness, and limits the payment of cash dividends. Cash dividends are limited to 50% of each fiscal year's after-tax profits. No cash dividends have been paid during the six month period ended January 31, 1998. The credit facility is secured by the Company's assets. At January 31, 1998, the Company was in compliance with all financial covenants and conditions.

In addition to the borrowings under the bank credit agreement, certain subsidiaries have outstanding obligations under capital leases and other equipment financing arrangements. The obligations are payable in monthly installments expiring at various dates through December 2001.

9. STOCK OFFERING

The Company concluded the public offering of 2,700,000 shares of its common stock on November 4, 1997. The Company offered 1,573,378 shares and selling shareholders offered 1,126,622 shares at an offering price of $20.00 per share. The Company received $29,736,844 on November 10, 1997 which is net of an underwriting discount of $1.10 per share. Additionally, the underwriters exercised their option to purchase 405,000 shares to cover over-allotments. The Company received $7,654,500 on November 25, 1997 as payment for the over-allotments. The total offering proceeds, net of offering expenses of $432,726, are included in stockholders' equity at January 31, 1998. On November 28, 1997, the Company repaid the outstanding balance of its revolving credit facility and will use the balance of the proceeds to fund the Company's growth strategy, including acquisitions, working capital and capital expenditures and for other general corporate purposes.

10. COMMITMENTS AND CONTINGENCIES

In September 1995, the State of New York commenced a sales and use tax audit of CCG for the years 1989 through 1995. As a result of the audit, certain additional taxes were paid by CCG in fiscal 1996. In addition, the State of New York concluded that cable television service providers are subject to New York State sales taxes for the construction of cable television distribution systems, and by a Notice dated January 1997, asserted amounts due from CCG for sales taxes and interest for the periods through August 31, 1995, aggregating approximately $1.3 million. Any sales taxes asserted against CCG may be offset by use taxes already paid by the customers of CCG. The Company intends to vigorously contest the assertion. The Company is unable to assess the likelihood of any particular outcome at this time or to quantify the effect a resolution of this matter may have on the Company's consolidated financial statements.

In the normal course of business, certain subsidiaries of the Company have pending and unasserted claims. Although the ultimate resolution and liability of these claims cannot be determined, management believes the final disposition of these claims will not have a material adverse impact on the Company's consolidated financial statements.


11.  SUBSEQUENT EVENTS

On February 23, 1998, the Company entered into merger agreements with Installation Technicians, Inc. ("ITI") and CableCom Inc. ("CCI") pursuant to which ITI and CCI will become wholly owned subsidiaries of the Company. Upon consumation of such mergers, the stockholders of CCI and ITI will receive,
1.2 million and 600,000 shares of common stock of the Company.

CCI provides construction services to cable television multiple system operators throughout the United States. ITI provides construction and engineering services to local and long distance telephone companies throughout the United States.

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

Results of Operations

The following table sets forth, as a percentage of contract revenues earned, certain items in the Company's Statement of Operations for the periods indicated:

                         For the Three Months Ended   For the Six Months Ended
                           January 31,   January 31,    January 31,  January 31,
                              1998          1997           1998         1997
Revenues:
  Contract revenues earned    100.0%        100.0%         100.0%       100.0%
  Other, net                    1.1           0.3            0.7          0.2
     Total revenues           101.1         100.3          100.7        100.2
Expenses:
  Cost of earned revenues,
    excluding depreciation     78.2          81.0           78.5         80.4
  General and
    administrative             10.5           9.4           10.0          9.5
  Depreciation and
    amortization                3.7           3.6            3.5          3.6
     Total expenses            92.4          94.0           92.0         93.5
Income before income taxes      8.7           6.3            8.7          6.7
Provision for income taxes      3.5           2.2            3.6          2.7
Net Income                      5.2%          4.1%           5.1%         4.0%


Revenues. Contract revenues increased $4.8 million, or 8.4%, to $61.9 million in the quarter ending January 31, 1998 from $57.1 million in the quarter ended January 31, 1997. Of this increase, $4.3 million was attributable to the telecommunications services group and $0.9 million was attributable to the underground utility locating services group, reflecting an increased market demand for the Company's services. This increase was offset by a decline of $0.4 million attributable to the electric services group.

During the quarter ended January 31, 1998, the Company recognized $53.2 million of contract revenues from the telecommunications services group as compared to $48.9 million for the same period last year. The increase in the Company's telecommunications services group contract revenues reflects increased volume of projects and activities associated with cable television construction services which increased by $5.0 million to $22.8 million in the quarter ending January 31, 1998 from $17.8 million in the same period last year. Also, the telecommunications services group experienced increased volume in its telephone engineering services, the design and installation of broadband networks and telephony splicing services which was offset by declines in contract revenues in outside plant services and premise wiring services. The Company recognized contract revenues of $4.9 million from electric utilities services in the quarter ending January 31, 1998 as compared to $5.3 million in the quarter ended January 31, 1997. This decline was a result of lower volume associated with bid contracts. The Company recognized contract revenues of $3.8 million from underground utility locating services in the quarter ending January 31, 1998 as compared to $2.9 million in the same period last year, an increase of 31.0%.

Contract revenues from long-term agreements in all service groups continues to be a significant source of the Company's revenues, representing approximately 85.5% of total contract revenues in the quarter ended January 31, 1998 compared to 79.7% for the same period last year. In addition, contract revenues from master service agreements represented approximately 41.7% and 48.0% of total contract revenues in the quarter ended January 31, 1998 and 1997, respectively.

For the six month period ended January 31, 1998, contract revenues increased 16.7% to $132.4 million as compared to $113.5 million for the corresponding period last year. Of this increase, $15.4 million was attributable to the telecommunications services group, $1.8 million was attributable to the electric services group and $1.7 million was attributable to the underground utility locating services group, reflecting an increased market demand for the Company's services.

During the six month period ended January 31, 1998, the Company recognized $114.0 million of contract revenues from the telecommunications services group as compared to $98.6 million for the same period last year, an increase of 15.6%. The increase in the Company's telecommunications services group contract revenues reflects increased volume of projects and activities associated with cable television construction services which increased by $11.9 million to $46.3 million in the six month period ended January 31, 1998 from $34.4 million in the same period last year. Also, the telecommunications services group experienced increased volume in its telephone engineering services, premise wiring, telephony splicing services and the design and installation of broadband networks which was partially offset by declines in contract revenues from outside plant services. The Company recognized contract revenues of $9.9 million from electric utilities services in the six month period ended January 31, 1998 as compared to $8.0 million in the six month period ended January 31, 1997, an increase of 23.8%. The Company recognized contract revenues of $8.5 million from underground utility locating services in the six month period ended January 31, 1998 as compared to $6.9 million in the same period last year, an increase of 23.2%.

Contract revenues from long-term agreements represented approximately 84.1% of total contract revenues in the six month period ended January 31, 1998 as compared to 82.0% for the same period last year. In addition, contract revenues from master service agreements represented approximately 42.5% and 51.0% of total contract revenues in the six month period ended January 31, 1998 and 1997, respectively.

Costs of Earned Revenues. Costs of earned revenues increased $2.1 million to $48.4 million in the quarter ended January 31, 1998 from $46.3 million in the quarter ended January 31, 1997, but decreased as a percentage of contract revenues to 78.2% from 81.0%. Subcontractor, equipment, and insurance costs declined as a percentage of contract revenues as a result of increased use of employee labor resulting in a reduction in the use of outside services, the buy-out of certain operating leases, and the effective management of the Company's insurance claims and positive results of its corporate safety program. For the six month period ended January 31, 1998, cost of earned revenues increased $12.7 million to $104.0 million as compared to $91.3 for the same period last year, but decreased as a percentage of contract revenues to 78.5% from 80.4%. Subcontractor, equipment, insurance and other direct costs declined as a percentage of contract revenues due to comparable factors which impacted the quarter ended January 31, 1998.
<PAGE 18>
General and Administrative Expenses. General and administrative expenses increased $1.1 million to $6.5 million in the quarter ending January 31, 1998 from $5.4 million in the quarter ended January 31, 1997. The increase in general and administrative expenses for the quarter ended January 31, 1998, as compared to the same period last year, was primarily attributable to an increase in administrative salaries, bonuses, employee benefits and payroll taxes of $0.8 million and an increase in legal and professional fees of $0.2 million. For the six month period ended January 31, 1998, general and administrative expenses increased $2.5 to $13.3 million as compared to $10.8 million for the same period last year. The increase in general and administrative expenses for the six month period ended January 31, 1998, as compared to the same period last year, was primarily attributable to increases in administrative salaries, bonuses, employee benefits and payroll taxes of $1.5 million, legal and professional fees of $0.4 million and other general and administrative expenses of $0.4 million.

Depreciation and Amortization. Depreciation and amortization increased $0.3 million to $2.3 million in the quarter ending January 31, 1998 as compared to $2.0 million in same period last year. Depreciation and amortization increased $0.5 million to $4.6 million in the six month period ended January 31, 1998 as compared to $4.1 million for the same period last year. These increases in depreciation and amortization were due to the increase in capital expenditures of $7.4 million in the six month period ended January 31, 1998 as compared to $6.0 million in the six month period ended January 31, 1997, an increase of $1.4 million. The increase represents capital expenditures acquired in the ordinary course of business and the buy-out of certain operating leases on terms favorable to the Company.

Income Taxes. The provision for income taxes was $4.8 million in the six month period ended January 31, 1998 as compared to $3.0 million in the same period last year. The Company's effective tax rate was 41.6% in the six month period ended January 31, 1998 as compared to 39.8% in the same period last year. The effective tax rate differs from the statutory rate due to state income taxes, the amortization of intangible assets that do not provide a tax benefit and other non-deductible expenses for tax purposes.

Liquidity and Capital Resources

The Company's needs for capital are attributable primarily to its needs for equipment to support its contractual commitments to customers and its needs for working capital sufficient for general corporate purposes. Capital expenditures have been financed by operating leases, capital leases and bank borrowings. The Company's sources of cash have historically been from operating activities, bank borrowings and proceeds arising from the sale of idle and surplus equipment and real property.

For the six month period ended January 31, 1998, net cash provided by operating activities was $1.4 million compared to $3.9 million for the six month period ended January 31, 1997. The decrease was primarily due to a decrease in accounts payable, other accrued liabilities and accrued income taxes.

In the six month period ended January 31, 1998, net cash used in investing activities was $6.5 million as compared to $5.8 million for the same period last year. For the six month period ended January 31, 1998, capital expenditures of $7.4 million were for the normal replacement of equipment and the buy-out of certain operating leases on terms favorable to the Company.
In addition to equipment purchases, the Company obtained approximately $1.2 million of equipment under noncancellable operating leases in the six month period ended January 31, 1998.

In the six month period ended January 31, 1998, net cash provided from financing activities was $28.0 million as compared to $0.2 million for the same period last year. The increase was primarily due to the proceeds on the sale of the Company's stock. On November 4, 1997, the Company concluded the public offering of 2,700,000 shares of its common stock. The Company offered
1,573,378 shares and selling shareholders offered 1,126,622 shares at an offering price of $20.00 per share. The Company received $29,736,844 on November 10, 1997 which is net of an underwriting discount of $1.10 per share. Additionally, the underwriters exercised their option to purchase 405,000 to cover over-allotments. The Company received $7,654,500 on November 25,1997 as payment for the over-allotments. The total proceeds, net of offering expenses of $432,726, are included in stockholders' equity at January 31, 1998. The Company invested the proceeds, after paying off a portion of its outstanding indebtedness, in various short-term instruments having a maturity of three months or less.

Net cash from financing activities was also provided by borrowings on the revolving equipment facility and the working capital facility. At July 31, 1997, the Company's newly acquired subsidiary, CCG, had a $6.6 million working capital bank credit facility. This facility was an arrangement made by CCG prior to the acquisition by Dycom. During the first quarter of the current fiscal year, the Company paid off the outstanding balance of $6.6 million by borrowing $4.9 million under its revolving credit facility and $1.7 million under its revolving equipment facility. During the quarter ended January 31, 1998, the Company paid off the outstanding balance of the revolving credit facility of $9.1 million, including the new borrowings for CCG, with a portion of the stock offering proceeds. Also during the first quarter of the current fiscal year, the Company borrowed $1.0 million under the revolving equipment facility to buy-out certain existing operating leases on terms favorable to the Company.

At January 31, 1998, the Company's credit agreement provides for (i) a five-year term-loan in the principal amount of $9.0 million, (ii) a $6.0 million revolving equipment facility, (iii) a $10.0 million revolving credit facility, and (iv) a $10.0 million standby letter of credit facility.

The term-loan facility has a five-year maturity and bears interest at the bank's prime interest rate minus 0.50% (8.00% at January 31, 1998). The term-loan principal and interest is payable in quarterly installments through April
2002. During the six months ended January 31, 1998, the Company repaid $0.9 million on this facility.

The revolving equipment acquisition facility is available for a one-year period and bears interest, at the option of the Company, at the bank's prime interest rate minus 0.75% or LIBOR plus 1.75%. At January 31, 1998, the interest rates were at the LIBOR plus 1.75% option (7.531% to 7.813%). During the six month period ended January 31, 1998, the Company repaid $0.5 million and has available borrowing capacity of $1.9 million under this facility.

The revolving credit facility is available for a one-year period and bears interest, at the option of the Company, at the bank's prime interest rate minus 1.00% or LIBOR plus 1.50%. At January 31, 1998, there was no outstanding balance on this facility resulting in an available borrowing capacity of $10.0 million.

The standby letter of credit facility is available for a one-year period. At January 31, 1998, the Company had $9.1 million in outstanding standby letters of credit issued as security to the Company's insurance administrators as part of its self-insurance program, leaving $0.9 million in available borrowing capacity.

The bank credit agreement requires the Company to maintain certain financial covenants and conditions, as well as restricting the encumbrances of assets and the creation of additional indebtedness and limits the payment of cash dividends. At January 31, 1998, the Company was in compliance with all covenants and conditions under the credit agreement.

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

Special Note Concerning Forward Looking Statements

This Quarterly Report on Form 10Q, including the Notes to Condensed Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements.
The words "believe," "expect," "anticipate," "intends," "forecast,"
" project," and similar expressions identify forward looking statements.
Such statements may include, but may not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and aquisitions, financial needs or plans and the availability of financing, and plans relating to services of the Company, as well as assumptions relating to the foregoing. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended.

PART II. OTHER INFORMATION
__________________________

Item 4. Submission of Matters to a Vote of Security Holders.

An annual meeting of shareholders of the Company was held on November 24, 1997 to consider and take action on the election of two directors to the Company's Board of Directors.

The Company's nominees, Messrs. Steven E. Nielsen and Ronald P. Younkin were elected. Mr. Nielsen received 10,399,720 votes for and 10,866 against and Mr. Younkin received 10,397,852 for and 12,734 against. The directors whose terms continue after the annual meeting are Messrs. Adams, Pledger, Revell and Roseman.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibits furnished pursuant to the requirements of Form 10-Q:

       Number                    Description
       ______                    ___________

       (11)           Statement re computation of per share earnings

                      All information required by Exhibit 11 is presented within Note 3 of the Company's condensed consolidated financial statements in accordance with the provisions of SFAS No. 128.

       (27)           Financial Data Schedule


(b) Reports On Form 8-K

No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended January 31, 1998.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                DYCOM INDUSTRIES, INC.

                                                Registrant



Date:  March 10, 1998                           /s/ Thomas R. Pledger
       _________________                        ____________________________

                                                Thomas R. Pledger
                                                Chairman and Chief Executive
                                                Officer






Date:  March 10, 1998                           /s/ Steven Nielsen
       _________________                        ____________________________

                                                Steven Nielsen
                                                President and Chief Operating
                                                Officer






Date:  March 10, 1998                           /s/ Douglas J. Betlach
       _________________                        ____________________________

                                                Douglas J. Betlach
                                                Vice President, Treasurer, and
                                                Chief Financial Officer



