Form 10-Q
period 1998-04-30
DYCOM INDUSTRIES INC
filed 1998-06-15
CIK 67215

                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1998
                                    OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding as of June 5, 1998
                  _____                 __________________________________

    Common Stock, par value $0.33 1/3              14,703,826

                            DYCOM INDUSTRIES, INC.

                                     INDEX


                                                            Page No.
                                                            ________

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets-
            April 30, 1998 and July 31, 1997                  3

          Condensed Consolidated Statements of
            Operations for the Three Months Ended
            April 30, 1998 and 1997                           4

          Condensed Consolidated Statements of
            Operations for the Nine Months Ended
            April 30, 1998 and 1997                           5

          Condensed Consolidated Statements of
            Cash Flows for the Nine Months Ended
            April 30, 1998 and 1997                          6-7

          Notes to Condensed Consolidated
            Financial Statements                             8-16

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                   17-22


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                  23-24


SIGNATURES                                                   25

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                        April 30,           July 31,
ASSETS                                    1998               1997
CURRENT ASSETS:
Cash and equivalents                  $ 29,025,332       $  5,276,112
Accounts receivable, net                54,777,186         49,526,678
Costs and estimated earnings in
  excess of billings                    18,514,948         11,398,621
Deferred tax assets, net                 2,133,612          2,168,763
Other current assets                     2,213,242          1,966,538
Total current assets                   106,664,320         70,336,712

PROPERTY AND EQUIPMENT, net             42,161,455         36,336,212
OTHER ASSETS:
Intangible assets, net                   4,568,043          4,684,358
Deferred tax assets                                           424,205
Other                                      412,907            730,394
Total other assets                       4,980,950          5,838,957
TOTAL                                 $153,806,725       $112,511,881

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                      $ 13,585,504       $ 14,724,340
Notes payable                            8,101,813         17,719,780
Billings in excess of costs and
  estimated earnings                                          470,940
Accrued self-insured claims              1,777,803          2,011,622
Income taxes payable                     1,665,331          1,228,648
Other accrued liabilities               13,798,734         13,278,712
Total current liabilities               38,929,185         49,434,042

NOTES PAYABLE                           14,716,859         13,588,022
ACCRUED SELF-INSURED CLAIMS              6,550,569          6,418,400
OTHER LIABILITIES                        2,477,931            644,625
Total liabilities                       62,674,544         70,085,089

COMMITMENTS AND CONTINGENCIES, Note 10
STOCKHOLDERS' EQUITY:
Common stock, par value $.33 1/3 per share:
  50,000,000 shares authorized; 14,688,516
  and 12,667,877 shares issued and
  outstanding, respectively              4,896,172          4,222,625
Additional paid-in capital              62,349,847         25,670,666
Retained earnings                       23,886,162         12,533,501
Total stockholders' equity              91,132,181         42,426,792
TOTAL                                 $153,806,725       $112,511,881

See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                        For the Three Months Ended
                                        April 30,        April 30,
                                           1998             1997
REVENUES:
Contract revenues earned               $95,928,640       $80,487,870
Other, net                                 944,186           321,514
Total                                   96,872,826        80,809,384

Expenses:
Costs of earned revenues
  excluding depreciation                73,659,560        63,415,602
General and administrative              10,824,214         8,402,788
Depreciation and amortization            3,581,895         2,917,444
Total                                   88,065,669        74,735,834

INCOME BEFORE INCOME TAXES               8,807,157         6,073,550

PROVISION (BENEFIT) FOR INCOME TAXES:
Current                                  3,178,535         2,122,848
Deferred                                   285,617          (240,843)
Total                                    3,464,152         1,882,005

NET INCOME                             $ 5,343,005       $ 4,191,545

EARNINGS PER COMMON SHARE:
  Basic                                      $0.36             $0.33
  Diluted                                    $0.36             $0.33

PRO FORMA NET INCOME AND EARNINGS
 PER COMMON SHARE DATA:
 Income before income taxes            $ 8,807,157       $ 6,073,550
 Pro forma provision for
    income taxes                         3,374,916         2,444,567
 PRO FORMA NET INCOME                  $ 5,432,241       $ 3,628,983

PRO FORMA EARNINGS PER COMMON SHARE:
    Basic                                    $0.37             $0.29
    Diluted                                  $0.36             $0.28









See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                         For the Nine Months Ended
                                         April 30,       April 30,
                                            1998            1997
REVENUES:
Contract revenues earned               $267,741,732    $224,080,990
Other, net                                2,028,090         737,390
Total                                   269,769,822     224,818,380

Expenses:
Costs of earned revenues
  excluding depreciation                208,616,434     179,110,073
General and administrative               26,785,971      22,012,855
Depreciation and amortization             9,905,266       8,530,528
Total                                   245,307,671     209,653,456

INCOME BEFORE INCOME TAXES               24,462,151      15,164,924

PROVISION (BENEFIT) FOR INCOME TAXES:
Current                                   8,056,132       5,934,498
Deferred                                    459,356        (933,412)
Total                                     8,515,488       5,001,086

NET INCOME                             $ 15,946,663    $ 10,163,838

EARNINGS PER COMMON SHARE:
  Basic                                       $1.15           $0.81
  Diluted                                     $1.13           $0.80

PRO FORMA NET INCOME AND EARNINGS
  PER COMMON SHARE DATA:
  Income before income taxes           $ 24,462,151    $ 15,164,924
  Pro forma provision for
    income taxes                          9,889,748       6,153,002
PRO FORMA NET INCOME                   $ 14,572,403    $  9,011,922

PRO FORMA EARNINGS PER COMMON SHARE:
    Basic                                     $1.05           $0.72
    Diluted                                   $1.03           $0.71







See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              For the Nine Months Ended
                                             April 30,       April 30,
                                                1998            1997
Increase (Decrease) in Cash and Equivalents from:
OPERATING ACTIVITIES:
Net income                                  $ 15,946,663   $ 10,163,838
Adjustments to reconcile net cash provided
  by operating activities:
     Depreciation and amortization             9,905,266      8,530,528
     (Gain) on disposal of assets               (398,797)      (325,018)
     Deferred income taxes                       459,356       (933,412)
Changes in assets and liabilities:
     Accounts receivable, net                 (5,250,508)   (16,047,502)
     Unbilled revenues, net                   (7,587,267)    (4,510,580)
     Other current assets                       (246,704)      (326,469)
     Other assets                                317,487       (140,599)
     Accounts payable                         (1,138,836)     7,661,116
     Accrued self-insured claims and
       other liabilities                       2,251,678        969,504
     Accrued income taxes                        631,166      1,427,971
Net cash inflow from operating activities     14,889,504      6,469,377

INVESTING ACTIVITIES:
Capital expenditures                         (16,751,282)   (12,330,015)
Proceeds from sale of assets                   1,535,885      1,638,858
Net cash outflow from investing activities   (15,215,397)   (10,691,157)

FINANCING ACTIVITIES:
Borrowings on notes payable
   and bank lines-of-credit                   14,398,865     22,665,472
Principal payments on notes payable
  and bank lines-of-credit                   (22,887,995)   (17,182,018)
Exercise of stock options                        199,627        597,146
Distributions to shareholders of pooled
  companies                                   (4,594,002)    (1,968,282)
Proceeds from stock offering                  36,958,618
Net cash inflow from financing activities     24,075,113      4,112,318

NET CASH INFLOW (OUTFLOW) FROM ALL ACTIVITIES 23,749,220       (109,462)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD    5,276,112       3,060,069

CASH AND EQUIVALENTS AT END OF PERIOD       $ 29,025,332     $ 2,950,607




See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

                                            For the Nine Months Ended
                                           April 30,        April 30,
                                               1998            1997

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND
 NON-CASH INVESTING AND FINANCING ACTIVITIES:


Cash paid during the period for:
  Interest                                $  1,645,539     $  1,989,747
  Income taxes                               7,488,328        5,159,627


Property and equipment acquired and
  financed with:
    Capital lease obligation                               $    601,024


Income tax benefit related to incentive
  stock options exercised                 $    194,483     $    132,569






















See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited


1. The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. ("Dycom" or the "Company") as of April 30, 1998 and July 31, 1997, and the related condensed consolidated statements of operations for the three and nine months ended April 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the nine months ended April 30, 1998 and 1997 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the nine months ended April 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.

Prior to the acquisition by Dycom, Cable Com Inc. ("CCI") and Installation Technicians, Inc. ("ITI") elected under Subchapter S of the Internal Revenue Code to have the stockholders recognize their proportionate share of CCI's and ITI's taxable income on their personal tax returns in lieu of paying corporate income tax. The pro forma net income and earnings per common share reflected on the Condensed Consolidated Statements of Operations reflects a provision for current and deferred income taxes for all periods presented as if the corporations were included in Dycom's federal and state income tax returns. At April 6, 1998, the consumation date of the acquisition, CCI and ITI recorded deferred taxes on the temporary differences between the financial reporting basis and the tax basis of their assets and liabilities. See Note 4.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION-- The condensed consolidated financial statements are unaudited. These statements include Dycom Industries, Inc. and its subsidiaries, all of which are wholly owned. On July 29, 1997, Communications Construction Group, Inc. ("CCG") was acquired by the Company through an exchange of common stock. On April 6, 1998, CCI and ITI were acquired by the Company through an exchange of common stock. These acquisitions were accounted for as pooling of interests. Accordingly, the Company's condensed consolidated financial statements include the results of
CCG, CCI and ITI for all periods presented.   See Note 4.

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

CASH AND EQUIVALENTS-- Cash and equivalents include cash balances on deposit in banks, overnight repurchase agreements, certificates of deposit, commercial paper, and various other financial instruments having a maturity of three months or less. For purposes of the condensed consolidated statements of cash flows, the Company considers these amounts to be cash equivalents. The carrying amount reported in the condensed consolidated balance sheets for cash and equivalents approximates fair value.

PROPERTY AND EQUIPMENT-- Property and equipment is stated at cost, reduced in certain cases by valuation reserves. Depreciation and amortization is computed over the estimated useful life of the assets utilizing the straight-line method. The estimated useful service lives of the assets are: buildings--20-31 years; leasehold improvements--the term of the respective lease or the estimated useful life of the improvements, whichever is shorter; vehicles--3-7 years; equipment and machinery--2-10 years; and furniture and fixtures--3-10 years. Maintenance and repairs are expensed as incurred; expenditures that enhance the value of the property or extend its useful life are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

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

Amortization expense was $116,315 for each of the nine-month periods ended April 30, 1998 and 1997. The intangible assets are net of accumulated amortization of $1,267,673 at April 30, 1998 and $1,151,358 at July 31, 1997.

SELF-INSURED CLAIMS LIABILITY-- The Company is primarily self-insured, up to certain limits, for automobile and general liability, workers' compensation,' and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the condensed consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $4,836,000 and $4,429,000 at April 30, 1998 and July 31, 1997, respectively. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated.

INCOME TAXES-- The Company and its subsidiaries, except for CCI and ITI, file a consolidated federal income tax return. CCI and ITI will be included in the Company's federal and state income tax returns effective April 6, 1998. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

A valuation allowance is provided when it is more likely than not that some portion of the Company's deferred tax assets will not be realized. The valuation allowance recorded in the condensed consolidated financial statements reduces deferred tax assets to an amount that represents management's best estimate of the amount of deferred tax assets that more likely than not will be realized. Management's estimate and conclusion is based on the available evidence supporting the reversing deductible temporary differences being offset by reversing taxable temporary differences and the existence of sufficient taxable income within the current carryback periods. Accordingly, at April 30, 1998 and July 31, 1997, deferred tax assets are net of a valuation allowance of $239,644 and $475,185, respectively.

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

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pension and Other Postretirement Benefits", which revises certain disclosures about pension and other postretirement benefit plans. This statement does not change the measurement and recognition methods for pensions or postretirement benefit costs reported in financial statements. This statement is effective for fiscal years beginning after December 15, 1997.

Management is currently evaluating the requirements and related disclosures of SFAS No. 130, 131, and 132, respectively.

3.  ACCOUNTING CHANGE

In February 1997, the FASB issued SFAS No. 128 "Earnings per Share" which changes the method of calculating earnings per share and was effective for the Company in the quarter ended January 31, 1998. All periods presented have been restated in accordance with the provisions of SFAS No. 128.

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computation as required by SFAS No. 128. Pro forma earnings per common share is presented as described in Note 1.

                   For the Three Months Ended  For the Nine Months Ended
                    April 30,     April 30,     April 30,      April 30,
                       1998          1997          1998           1997
Net income available
 to common stockholders
 (numerator)        $ 5,343,005  $ 4,191,545   $15,946,663   $10,163,838

Weighted-average
number of common
shares (denominator) 14,686,164   12,601,243    13,914,942    12,550,644

Earnings per common
share - basic             $0.36        $0.33         $1.15         $0.81

Weighted-average
number of common
shares               14,686,164   12,601,243    13,914,942    12,550,644
Potential common
stock arising from
stock options           210,340      144,170       195,824       191,094
Total shares
(denominator)        14,896,504   12,745,413    14,110,766    12,741,738

Earnings per common
share - diluted           $0.36        $0.33         $1.13         $0.80

Pro forma net income
available to common
stockholders
(numerator)         $ 5,432,241  $ 3,628,983   $14,572,403   $ 9,011,922

Pro Forma Earnings
Per Share Data:
Basic                     $0.37        $0.29         $1.05         $0.72
Diluted                   $0.36        $0.28         $1.03         $0.71

4.  ACQUISITIONS

On July 29, 1997, the Company consummated the CCG acquisition. The Company issued 2,053,242 shares of common stock in exchange for all the outstanding capital stock of CCG. Dycom has accounted for the acquisition as a pooling of interests and, accordingly, the Company's historical condensed financial statements include the results of CCG for all periods presented.

Prior to the acquisition, CCG used a fiscal year ending May 31 and as of July 31, 1997 adopted Dycom's fiscal year. The Company's three and nine months condensed consolidated statements of operations and cash flows for the period ended April 30, 1997 combines the three and nine months operations and cash flows for the period ended February 28, 1997 of CCG.

On April 6, 1998, the Company consummated the CCI and ITI acquisitions. The Company issued 1.2 million and 600,000 shares of common stock in exchange for all the outstanding capital stock of CCI and ITI, respectively. Dycom has accounted for these acquisitions as pooling of interests and, accordingly, the Company's historical financial statements include the results of CCI and ITI for all periods presented.

Prior to the acquisitions, CCI and ITI used a normal fiscal year consisting of a 52/53 week time period and as a result of the acquisitions have adopted Dycom's fiscal year end of July 31. All periods presented reflect the adoption of such fiscal year end as of the beginning of the period. The combined and separate Company results of Dycom, CCI, and ITI for the three and nine month periods ending April 30, 1998 and 1997 are as follows:


                          DYCOM         CCI          ITI       COMBINED
Three month period ended
  April 30, 1998:
    Total revenues    $ 73,342,964  $16,873,921  $ 6,655,941 $ 96,872,826
    Net income        $  3,960,068  $ 1,120,122  $   262,815 $  5,343,005

  April 30, 1997:
    Total revenues    $ 63,181,306  $12,666,453  $ 4,961,625 $ 80,809,384
    Net income        $  2,818,373  $ 1,020,289  $   352,883 $  4,191,545

Nine month period ended
  April 30, 1998:
    Total revenues    $206,759,008  $43,707,727  $19,303,087 $269,769,822
    Net income        $ 10,722,729  $ 3,831,816  $ 1,392,118 $ 15,946,663

  April 30, 1997:
    Total revenues    $176,871,029  $30,735,189  $17,212,162 $224,818,380
    Net income        $  7,368,580  $ 1,360,430  $ 1,434,828 $ 10,163,838

The direct transaction costs resulting from the merger of CCI and ITI were approximately $0.6 million. These costs, which include filing fees with regulatory agencies, legal, accounting and other professional costs, were charged to the combined operations for the quarter ended April 30, 1998.

5. ACCOUNTS RECEIVABLE

Accounts receivable, net consist of the following:

                                    April 30,         July 31,
                                       1998             1997

Contract billings                  $51,390,440      $45,589,232

Retainage                            3,975,703        3,652,358

Other receivables                    1,428,949        1,314,181

Total                               56,795,092       50,555,771
Less allowance for doubtful
 accounts                            2,017,906        1,029,093

Accounts receivable, net           $54,777,186      $49,526,678



6. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying condensed consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:


                                  April 30,           July 31,
                                     1998               1997

Costs incurred on contracts
 in progress                     $19,393,190        $17,715,762

Estimated earnings thereon         3,814,264          3,319,456

                                  23,207,454         21,035,218

Less billings to date              4,692,506         10,107,537

                                 $18,514,948        $10,927,681


Included in the accompanying
 condensed consolidated balance
 sheets under the captions:

  Costs and estimated earnings
   in excess of billings         $18,514,948        $11,398,621

  Billings in excess of costs
   and estimated earnings                              (470,940)

                                 $18,514,948        $10,927,681

7. PROPERTY AND EQUIPMENT

The accompanying condensed consolidated balance sheets include the following property and equipment:

                                     April 30,          July 31,
                                        1998              1997

Land                                $ 1,579,028       $ 1,942,247
Buildings                             2,352,867         2,346,993
Leasehold improvements                1,519,017         1,463,698
Vehicles                             49,956,864        41,522,848
Equipment and machinery              33,687,591        30,721,638
Furniture and fixtures                6,136,457         5,289,975
Total                                95,231,824        83,287,399
Less accumulated depreciation and
  amortization                       53,070,369        46,951,187
Property and equipment, net         $42,161,455       $36,336,212


Certain subsidiaries of the Company entered into lease arrangements accounted for as capitalized leases. The carrying value of capital leases at April 30, 1998 and July 31, 1997 was $842,982 and $1,291,733, respectively, net of accumulated depreciation of $381,044 and $985,636, respectively. Capital leases are included as a component of equipment and machinery.


8. NOTES PAYABLE

Notes payable are summarized by type of borrowings as follows:

                                      April 30,          July 31,
                                         1998              1997

Bank Credit Agreements:
  Revolving credit facility          $ 6,365,000       $15,053,484
  Term-loan                            7,200,000         8,550,000
  Equipment term-loans                 5,409,226         4,559,937
Capital lease obligations                681,057         1,086,967
Equipment loans                        3,163,389         2,057,414
Total                                 22,818,672        31,307,802
Less current portion                   8,101,813        17,719,780

Notes payable--non-current           $14,716,859       $13,588,022


On April 29, 1998, the Company signed an amendment to its bank credit agreement, providing for a total facility of up to $85.0 million. The amended bank credit facility provides for (i) a $30.0 million revolving working capital facility;
(ii) a $15.0 million standby letter of credit facility; (iii) a $25.0 million revolving equipment acquisition and small business purchase facility; and
(iv) a $15.0 million five-year term-loan. The revolving working capital facility, the standby letter of credit facility and the revolving equipment acquisition and small business purchase facility are available for a two-year period.

The loans under the revolving working capital facility and the revolving equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the prime interest rate minus 1.00% or LIBOR plus 1.5% and at the prime interest rate minus 0.75% or LIBOR plus 1.75%, respectively. At April 30, 1998, the interest rates on the outstanding revolving equipment acquisition and small business purchase facility loans were at LIBOR options ranging from 7.531% to 7.813%. On November 28, 1997, the Company repaid the outstanding balance of its previous revolving working capital facility with proceeds from the public offering of its common stock. No amounts are outstanding under the amended revolving working capital facility.

The outstanding principal under the term-loan bears interest at the prime interest rate minus 0.50% (8.00% at April 30, 1998 and July 31, 1997). Principal and interest is payable in quarterly installments through April 2003. At April 30, 1998, the outstanding amount under the term-loan was $7.2 million. In May 1998, the outstanding principal under the term-loan was increased to $15.0 million, in accordance with the terms of the amended bank credit agreement.

The advances under the revolving equipment acquisition and small business purchase facility are converted to term-loans with maturities not to exceed 48 months. The outstanding principal on the equipment term-loans is payable in monthly installments through February 2001. At April 30, 1998, the outstanding amount owed under the revolving equipment acquisition and small business purchase facility was $3.7 million.

At April 30, 1998, the Company had outstanding $9.1 million in standby letters of credit issued to the Company's insurance administrators as part of its self-insurance program.

The amended bank credit agreement contains restrictions which, among other things, requires maintenance of certain financial ratios and covenants, restricts encumbrances of assets and creation of indebtedness, and limits the payment of cash dividends. Cash dividends are limited to 50% of each fiscal year's after-tax profits. No cash dividends were paid during the nine-month period ended April 30, 1998. The amended bank credit facility is secured by the Company's assets and guaranteed by each of its subsidiaries.
At April 30, 1998, the Company was in compliance with all financial covenants and conditions under the facility.

The Company's newly acquired subsidiaries, CCI and ITI, have credit facilities entered into prior to their acquisition by Dycom. CCI has a $5.2 million revolving credit facility for funding working capital and a $2.0 million term note used to purchase equipment. The revolving credit facility bears interest at the bank's prime interest rate and the interest rate on the term loan is at 8.75%. ITI has a $2.0 million revolving credit facility for funding working capital and a $0.5 million multiple advance term facility for equipment acquisitions. The interest rate on the revolving credit facility and the multiple advance term facility are at the bank's prime interest rate. The obligations are collateralized by substantially all the companies' assets. The facilities contain restrictions, which among other things, require the maintenance of certain financial ratios and covenants and restricts the payment of cash dividends. At April 30, 1998, CCI and ITI were in compliance with all covenants and conditions under their respective facilities.

In addition to the borrowings under the amended bank credit agreement, certain subsidiaries have outstanding obligations under capital leases and other equipment financing arrangements. The obligations are payable in monthly installments expiring at various dates through December 2001.

Interest costs incurred on notes payable, all of which were expensed for three and nine month periods ended April 30, 1998 and 1997 were $456,513 and $716,212, respectively and $1,554,358 and $1,817,771, respectively. Such amounts are included in the general and administrative expenses in the accompanying condensed consolidated financial statements.

9. STOCK OFFERING

The Company concluded the public offering of 2,700,000 shares of its common stock on November 4, 1997. The Company offered 1,573,378 shares and selling shareholders offered 1,126,622 shares at an offering price of $20.00 per share. The Company received $29,736,844 on November 10, 1997 which is net of an underwriting discount of $1.10 per share. Additionally, the underwriters exercised their option to purchase 405,000 shares to cover over-allotments. The Company received $7,654,500 on November 25, 1997 as payment for the over-allotments. The total offering proceeds, net of offering expenses of $432,726, are included in stockholders' equity at January 31, 1998.
On November 28, 1997, the Company repaid the outstanding balance of its previous revolving working capital facility and will use the balance of the proceeds to fund the Company's growth strategy, including acquisitions, working capital and capital expenditures and for other general corporate purposes.

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

Results of Operations

In April 1998, Dycom completed the CCI and ITI acquisitions in transactions accounted for as a pooling of interests. CCI provides construction services to cable television multiple system operators, and ITI provides construction and engineering services to local and long-distance telephone companies. Dycom's financial statements and all financial and operating data derived therefrom have been combined for all periods presented herein to include the financial condition and results of operations of CCI and ITI.

The following table sets forth, as a percentage of contract revenues earned, certain items in the Company's Statement of Operations for the periods indicated:

                      For the Three Months Ended   For the Nine Months Ended
                       April 30,     April 30,      April 30,    April 30,
                          1998          1997           1998         1997
Revenues:
 Contract revenues
   earned                 100.0%        100.0%         100.0%       100.0%
 Other, net                 1.0           0.4            0.8          0.3
   Total revenues         101.0         100.4          100.8        100.3
Expenses:
 Cost of earned revenues,
  excluding depreciation   76.8          78.8           77.9         80.0
 General and
  administrative           11.3          10.4           10.0          9.8
 Depreciation and
  amortization              3.7           3.6            3.7          3.8
   Total expenses          91.8          92.8           91.6         93.6
Income before income
 taxes                      9.2           7.6            9.2          6.7
Provision for income
 taxes                      3.6           2.4            3.2          2.2
Historical Net Income       5.6           5.2            6.0          4.5
Pro forma adjustments to
 income tax provision      -0.1           0.7            0.6          0.5
Pro Forma Net Income        5.7%          4.5%           5.4%         4.0%

Revenues. Contract revenues increased $15.4 million, or 19.2%, to $95.9 million in the quarter ending April 30, 1998 from $80.5 million in the quarter ended April 30, 1997. Of this increase, $14.9 million was attributable to the telecommunications services group and $0.5 million was attributable to the underground utility locating services group, reflecting an increased market demand for the Company's services.

During the quarter ended April 30, 1998, the Company recognized $86.5 million of contract revenues from the telecommunications services group as compared to $71.6 million for the same period last year. The increase in the Company's telecommunications services group contract revenues reflects increased volume of projects and activities associated with cable television construction services which increased by $13.3 million to $42.4 million in the quarter ending April 30, 1998 from $29.1 million in the same period last year. Also, the telecommunications services group experienced increased volume in its telephone engineering, outside plant and telephony splicing services which was offset by declines in contract revenues in premise wiring services and the design and installation of broadband networks. Contract revenues recognized from the electrical construction and maintenance services group was $5.2 million for each of the quarters ending April 30, 1998 and 1997. The Company recognized contract revenues of $4.2 million from the underground utility locating services group in the quarter ending April 30, 1998 as compared to $3.7 million in the same period last year.

Contract revenues from all long-term agreements which includes master service agreements in all service groups, continues to be a significant source of the Company's revenues, representing approximately 70.7% of total contract revenues in the quarter ended April 30, 1998 compared to 67.5% for the same period last year. Contract revenues from master service agreements represented approximately 39.1% and 44.2% of total contract revenues in the quarter ended April 30, 1998 and 1997, respectively.

For the nine-month period ended April 30, 1998, contract revenues increased 19.5% to $267.7 million as compared to $224.1 million for the corresponding period last year. Of this increase, $39.6 million was attributable to the telecommunications services group, $1.8 million was attributable to the electrical construction and maintenance services group and $2.2 million wa attributable to the underground utility locating services group, reflecting an increased market demand for the Company's services.

During the nine-month period ended April 30, 1998, the Company recognized $239.9 million of contract revenues from the telecommunications services group as compared to $200.3 million for the same period last year, an increase of 19.8%. The increase in the Company's telecommunications services group contract revenues reflects increased volume of projects and activities associated with cable television construction services which increased by $34.0 million to $115.6 million in the nine-month period ended April 30, 1998 from $81.6 million in the same period last year. Also, the telecommunications services group experienced increased volume in its telephone engineering services, the design and installation of broadband networks, and telephony splicing services which was partially offset by declines in contract revenues from outside plant and premise wiring services. The Company recognized contract revenues of $15.0 million from the electrical construction and maintenance services group in the nine-month period ended April 30, 1998 as compared to $13.2 million in the nine-month period ended April 30, 1997, an increase of 13.6%. The Company recognized contract revenues of $12.8 million from the underground utility locating services group in the nine-month period ended April 30, 1998 as compared to $10.6 million in the same period last year, an increase of 20.8%.

Contract revenues from all long-term agreements represented approximately 70.5% of total contract revenues in the nine-month period ended April 30, 1998 as compared to 68.8% for the same period last year. Contract revenues from master service agreements represented approximately 38.2% and 44.1% of total contract revenues in the nine month period ended April 30, 1998 and 1997, respectively.

Costs of Earned Revenues. Costs of earned revenues increased $10.3 million to $73.7 million in the quarter ended April 30, 1998 from $63.4 million in the quarter ended April 30, 1997, but decreased as a percentage of contract revenues to 76.8% from 78.8%. For the nine-month period ended April 30, 1998, cost of earned revenues increased $29.5 million to $208.6 million as compared to $179.1 for the same period last year, but decreased as a percentage of contract revenues to 77.9% from 80.0%. The decrease in costs of earned revenues as a percentage of contract revenues for the three and nine month periods ended April 30, 1998 is the due to increased productivity and the management of controllable costs.

General and Administrative Expenses. General and administrative expenses increased $2.4 million to $10.8 million in the quarter ending April 30, 1998 from $8.4 million in the quarter ended April 30, 1997. The increase in general and administrative expenses for the quarter ended April 30, 1998, as compared to the same period last year, was primarily attributable to increases in administrative salaries, employee benefits and payroll taxes of $0.6 million, merger costs of $0.6 million, legal and professional fees of $0.3 million, provision for doubtful accounts of $0.3 million, and other general and administrative expenses of $0.6 million. For the nine-month period ended April 30, 1998, general and administrative expenses increased $4.8 million to $26.8 million as compared to $22.0 million for the same period last year. The increase in general and administrative expenses for the nine-month period ended April 30, 1998, as compared to the same period last year, was primarily attributable to increases in administrative salaries, employee benefits and payroll taxes of $1.9 million, legal and professional fees of $0.7 million, merger costs of $0.6 million, provision for doubtful accounts of $0.5 million, and other general and administrative costs of $1.1 million.

Depreciation and Amortization. Depreciation and amortization increased $0.7 million to $3.6 million in the quarter ending April 30, 1998 as compared to $2.9 million in the same period last year. Depreciation and amortization increased $1.4 million to $9.9 million in the nine-month period ended
April 30, 1998 as compared to $8.5 million for the same period last year. These increases in depreciation and amortization were due to the increase in capital expenditures of $16.8 million in the nine-month period ended April 30, 1998 as compared to $12.3 million in the nine-month period ended April 30, 1997, an increase of $4.5 million. The increase represents capital expenditures acquired in the ordinary course of business and the buy-out of certain operating leases on terms favorable to the Company.

Income Taxes. The provision for income taxes was $8.5 million in the nine-month period ended April 30, 1998 as compared to $5.0 million in the same period last year. The Company's effective tax rate was 34.8% in the nine-month period ended April 30, 1998 as compared to 33.0% in the same period last year. The effective tax rate differs from the statutory rate due to the taxable income of Subchapter S Corporations (CCI and ITI), state income taxes, the amortization of intangible assets that do not provide a tax benefit and other non-deductible expenses for tax purposes.

The pro forma provision for income taxes was $9.9 million in the nine-month period ended April 30, 1998 as compared to $6.2 million for the corresponding period last year. The pro forma effective tax rate was 40.4% in the nine months ended April 30, 1998 as compared to 40.6% for the same period last year.

The provision for income taxes was $3.5 million in the quarter ended April 30, 1998 as compared to $1.9 million for the same period last year. The effective tax rate was 39.3% for the quarter ended April 30, 1998 as compared to 31.0% for the quarter ended April 30, 1997. As of the date of the acquisition, CCI and ITI recognized a deferred tax (asset) liability of $616,358 and ($11,035), respectively. The recording of deferred taxes resulted in a higher effective tax rate in the quarter as compared to the pro forma effective tax rate. The pro forma effective tax rate was 38.3% in the quarter ended April 30, 1998 as compared to 40.2% for the same period last year. See Note 1.

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

For the nine-month period ended April 30, 1998, net cash provided by operating activities was $14.9 million compared to $6.5 million for the nine-month period ended April 30, 1997. An increase in net income and non-cash expenses contributed to the increase in cash flow for the nine-month period ended
April 30, 1998.

In the nine-month period ended April 30, 1998, net cash used in investing activities was $15.2 million as compared to $10.7 million for the same period last year. For the nine-month period ended April 30, 1998, capital expenditures of $16.8 million were for the normal replacement of equipment and the buy-out of certain operating leases on terms favorable to the Company. In addition to equipment purchases, the Company obtained approximately $1.8 million of equipment under noncancellable operating leases in the nine-month period ended April 30, 1998.

In the nine-month period ended April 30, 1998, net cash provided from financing activities was $24.1 million as compared to $4.1 million for the same period last year. The increase was primarily due to the proceeds on the sale of the Company's common stock. On November 4, 1997, the Company concluded the public offering of 2,700,000 shares of its common stock. The Company offered 1,573,378 shares and selling shareholders offered 1,126,622 shares at an offering price of $20.00 per share. The Company received $29,736,844 on November 10, 1997 which is net of an underwriting discount of $1.10 per share. Additionally, the underwriters exercised their option to purchase 405,000 to cover over-allotments. The Company received $7,654,500 on November 25, 1997 as payment for the over-allotments. The total proceeds, net of offering expenses of $432,726, are included in stockholders' equity at April 30, 1998. The Company invested the proceeds, after paying off
$9.1 million of its outstanding indebtedness, in various short-term instruments having a maturity of three months or less.

Net cash from financing activities was also provided by borrowings on the revolving equipment facility and the revolving working capital facility.
At July 31, 1997, the Company's subsidiary, CCG, had a $6.6 million working capital bank credit facility. This facility was an arrangement made by CCG prior to its acquisition by Dycom. During the first quarter of the current fiscal year, the Company paid off the outstanding balance of $6.6 million by borrowing $4.9 million under its revolving working capital facility and $1.7 million under its revolving equipment facility. During the second quarter of the current fiscal year, the Company paid off the outstanding balance of the revolving working capital facility of $9.1 million, including the new borrowings of $4.9 million for CCG, with a portion of the stock offering proceeds. Also during the first quarter of the current fiscal year, the Company borrowed $1.0 million under the revolving equipment facility to buy-out certain existing operating leases on terms favorable to the Company.

On April 29, 1998, the Company signed an amendment to its bank credit agreement, providing for a total facility of up to $85.0 million. The amended credit facility provides for (i) a $30.0 million revolving working capital facility;
(ii) a $15.0 million standby letter of credit facility; (iii) a $25.0 million revolving equipment acquisition and small business purchase facility; and
(iv) a $15.0 million five-year term-loan. The Company sought these increased borrowing level to facilitate its ability to meet its working capital needs in order to sustain its current level of internal growth.

The five-year term-loan facility bears interest at the bank's prime interest rate minus 0.50% (8.00% at April 30, 1998). The term-loan principal and interest is payable in quarterly installments through April 2003. During the nine months ended April 30, 1998, the Company repaid $1.4 million on this facility.

The revolving equipment acquisition and small business purchase facility is available for a two-year period and bears interest, at the option of the Company, at the bank's prime interest rate minus 0.75% or LIBOR plus 1.75%. At April 30, 1998, the interest rate was at the LIBOR plus 1.75% option (7.531% to 7.813%). During the nine-month period ended April 30, 1998, the Company repaid $0.9 million and has available borrowing capacity of $21.3 million under this facility.

The revolving working capital facility is available for a two-year period and bears interest, at the option of the Company, at the bank's prime interest rate minus 1.00% or LIBOR plus 1.50%. At April 30, 1998, there was no outstanding balance on this facility resulting in an available borrowing capacity of $30.0 million.

The standby letter of credit facility is available for a two-year period. At April 30, 1998, the Company had $9.1 million in outstanding standby letters of credit issued as security to the Company's insurance administrators as part of its self-insurance program, leaving $5.9 million in available borrowing capacity.

The amended bank credit agreement requires the Company to maintain certain financial covenants and conditions, as well as restricting the encumbrances of assets and the creation of additional indebtedness and limits the payment of cash dividends. At April 30, 1998, the Company was in compliance with all covenants and conditions under the credit agreement.

The Company's recently acquired subsidiaries, CCI and ITI, have credit facilities made prior to the acquisition by Dycom. CCI has a $5.2 million revolving credit facility for funding working capital and a $2.0 million term note used to purchase equipment. The revolving credit facility bears interest at the bank's prime interest rate and the interest rate on the term loan is at 8.75%. At April 30, 1998, CCI has $4.7 million outstanding under its revolving credit facility and $1.2 million outstanding under the term note. ITI has a $2.0 million revolving credit facility for funding working capital and a $0.5 million multiple advance term facility for equipment acquisitions. The interest rate on the revolving credit facility and the multiple advance term facility are at the bank's prime interest rate. At April 30, 1998, ITI had $1.7 million outstanding under its revolving credit facility and no amounts
outstanding under its advance term facility.   The obligations are
collateralized by substantially all the companies' assets. The facilities contain restrictions, which among other things, require the maintenance of certain financial ratios and covenants and restricts the payment of cash dividends. At April 30, 1998, CCI and ITI were in compliance with all covenants and conditions.

The Company foresees its capital resources together with existing cash balances to be sufficient to meet its financial obligations, including the scheduled debt payments under the amended bank credit agreement and operating lease commitments, and to support the Company's normal replacement of equipment at its current level of business for at least the next twelve months. The Company's future operating results and cash flows may be affected by a number of factors including the Company's success in bidding on future contracts and the Company's continued ability to effectively manage controllable costs.

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

       (27)           Financial Data Schedule


       (99) Amended and Restated Credit Facility Agreement dated as of April 29, 1998 between Dycom Industries, Inc. and
                      Dresdner Bank Lateinamerika Aktiengesellschaft; Bank
                      Leumi USA; Republic National Bank of Miami, N.A.;
                      SunTrust Bank South Florida, N.A.; and Israel Discount Bank Limited.

                      Amended and Restated Security Agreement dated as of April 29, 1998 between Dycom Industries, Inc. and Dresdner Bank Lateinamerika Aktiengesellschaft; Bank Leumi USA; Republic National Bank of Miami, N.A.; SunTrust Bank South Florida, N.A.; and Israel Discount Bank Limited. Similar agreements were executed by each subsidiary of Dycom Industries, Inc.

                      Guaranty Agreement dated as of April 29, 1998 between Ansco & Associates, Inc. and Dresdner Bank Lateinamerika Aktiengesellschaft; Bank Leumi USA; Republic National Bank of Miami, N.A.; SunTrust Bank South Florida, N.A.; and Israel Discount Bank Limited. Similar agreements were executed by each subsidiary of Dycom Industries, Inc.

(b) Reports On Form 8-K
The following reports on Form 8-K were filed on behalf of the Registrant during the quarter ended April 30, 1998:

(i) The acquisitions of Cable Com Inc. and Installation Technicians, Inc. pursuant to agreements and plans of merger dated February 23, 1998.

    Items Reported: 2, 7
    Date Filed: April 21, 1998
    Financial Statements Filed:
      Audited financial statements of Cable Com Inc. for the periods ended December 26, 1997 and December 27, 1996.

      Audited financial statements of Installation Technicians, Inc. for the periods ended December 27, 1997 and December 28, 1996.

      Unaudited pro forma combined balance sheet as of January 31, 1998.

      Unaudited pro forma combined consolidated statements of operations for the six months ended January 31, 1998 and 1997.

      Unaudited pro forma combined consolidated statements of operations for the fiscal years ended July 31, 1997, 1996 and 1995.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                DYCOM INDUSTRIES, INC.

                                                Registrant



Date:   June 15, 1998                           /s/ Thomas R. Pledger
       _________________                        ____________________________

                                                Thomas R. Pledger
                                                Chairman and Chief Executive
                                                Officer






Date:   June 15, 1998                           /s/ Steven Nielsen
       _________________                        ____________________________

                                                Steven Nielsen
                                                President and Chief Operating
                                                Officer






Date:   June 15, 1998                           /s/ Douglas J. Betlach
       _________________                        ____________________________

                                                Douglas J. Betlach
                                                Vice President, Treasurer, and
                                                Chief Financial Officer



