Form 10-K
period 1998-07-31
DYCOM INDUSTRIES INC
filed 1998-09-04
CIK 67215

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED JULY 31, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

       Registrant's telephone number, including area code: (561) 627-7171

          Securities registered pursuant to Section 12(b) of the Act:

                 TITLE OF EACH CLASS                         NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------------------------  -----------------------------------------------------
                    Common Stock,                                     New York Stock Exchange
            par value $.33 1/3 per share

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common stock, par value $.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on August 24, 1998 was $440,341,785.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                        CLASS                                    OUTSTANDING AS OF AUGUST 24, 1998
-----------------------------------------------------  -----------------------------------------------------
               Common Stock, $.33 1/3                                       14,723,456

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Dycom is a leading provider of engineering, construction and maintenance services to telecommunications providers throughout the United States. The Company's comprehensive range of telecommunications infrastructure services include the engineering, placement and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers, competitive local exchange carriers, and cable television multiple system operators. Additionally, the Company provides similar services related to the installation of integrated voice, data, and video local and wide area networks within office buildings and similar structures and also performs underground utility locating and electric utility contracting services. For the fiscal year ended July 31, 1998, telecommunications services contributed approximately 90% of the Company's total contract revenues, underground utility locating services and electric utility contracting services each contributed approximately 5%.

     Through its eleven wholly-owned and independently operated subsidiaries, Dycom has established relationships with many leading local exchange carriers, long distance providers, competitive access providers, cable television multiple system operators and electric utilities. Such key customers include BellSouth Telecommunications, Inc., Comcast Cable Communications, Inc., GTE Corporation, MediaOne, Inc., Sprint Corporation, Time Warner, Inc., U.S. West Communications, Inc. and Florida Power and Light Company. During fiscal 1998, approximately 72% of the Company's total contract revenues came from multi-year master service agreements and other long-term agreements with large telecommunications providers and electric utilities.

RECENT ACQUISITIONS

     In July 1997, Dycom acquired Communications Construction Group, Inc. ("CCG"), a Pennsylvania-based provider of construction services to cable television multiple system operators. In April 1998, the Company acquired Cable Com Inc. ("CCI"), a Georgia-based firm that provides construction services to cable television multiple system operators, and Installation Technicians, Inc. ("ITI"), a Missouri-based firm that provides construction and engineering services to local and long distance telephone companies. Each of these acquisitions was accounted for as a pooling of interests. See Note 3 of the Notes to Consolidated Financial Statements. These transactions have diversified Dycom's telephone company customer base to include a broader mix of work for cable television multiple system operators. The acquisition of CCG also created a greater geographic presence for Dycom in the Mid-Atlantic, Midwest and Northeast regions of the United States, while the acquisitions of CCI and ITI have further expanded the Company's operations in the Midwest, Upper Midwest, Rocky Mountain and West Coast regions of the United States.

     In connection with the acquisitions of CCG, CCI and ITI, the Company entered into five year employment contracts with certain executive officers of each of the acquired companies.

SERVICES

  Telecommunications Services

     Engineering. Dycom provides outside plant engineers and drafters to local exchange carriers and competitive access providers. The Company designs aerial, buried and underground fiber optic and copper cable systems from the telephone central office to the ultimate consumer's home or business. Engineering services for local exchange carriers include the design of service area concept boxes, terminals, buried and aerial drops, transmission and central office equipment design and the proper administration of feeder and distribution cable pairs. For competitive access providers, Dycom designs building entrance laterals, fiber rings and conduit systems. The Company obtains rights of way and permits in support of engineering activities, and provides construction management and inspection personnel in conjunction with engineering services or on a stand alone basis. For cable television multiple system operators, Dycom performs make ready studies, strand mapping, field walk out, computer-aided radio frequency design and drafting, and fiber cable routing and design.

     Construction and Maintenance. The services provided by the Company include the placing and splicing of cable, excavation of trenches in which to place the cable, placement of related structures such as poles, anchors, conduits, manholes, cabinets and closures, placement of drop lines from the main distribution lines to the customer's home or business, and maintenance and removal of these facilities. In addition, the Company installs and maintains transmission and central office equipment. The Company has the capacity to directionally bore the placement of cables, a highly specialized and increasingly necessary method of placing buried cable networks in congested urban and suburban markets where trenching is highly impractical.

     Premise Wiring. The Company provides premise wiring services to a variety of large corporations and certain governmental agencies. These services, unlike the engineering, construction and maintenance services provided under various master service agreements and to cable television multiple system operators, are limited to the installation, repair and maintenance of telecommunications infrastructure within improved structures. Projects include the placement and removal of various types of cable within buildings and individual offices. These services generally include the development of communication networks within a company or government agency related primarily to the establishment and maintenance of computer operations, telephone systems, Internet access and communications monitoring systems established for purposes of monitoring environmental controls or security procedures.

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

REVENUES BY SERVICE GROUP

     For the fiscal years ended July 31, 1996, 1997 and 1998, the percentages of the Company's total contract revenues earned were derived from telecommunications services, underground utility locating services and electrical construction and maintenance services as set forth below.

                                                              YEAR ENDED JULY 31,
                                                              --------------------
                                                              1996    1997    1998
                                                              ----    ----    ----
Telecommunications services.................................  90%     90%     90%
Underground utility locating services.......................    6       5       5
Electrical construction and maintenance services............    4       5       5
                                                              ---     ---     ---
          Total.............................................  100%    100%    100%
                                                              ===     ===     ===

CUSTOMER RELATIONSHIPS

     Dycom's current customers include local exchange carriers such as BellSouth Telecommunications, Inc., SBC Communications, Inc., U.S. West Communications, Inc., Ameritech Corporation, GTE Corporation, The Southern New England Telephone Company, Citizen Utilities and Cincinnati Bell Telephone. Dycom also currently provides telecommunications engineering, construction and maintenance services to a number of cable television multiple system operators including Comcast Cable Communications, Inc., Cablevision, Inc., Tele-Communications, Inc., Falcon Cable Media, Time Warner, Inc. and MediaOne, Inc. Dycom also provides its services to long distance carriers such as MCI Telecommunications Corporation, Sprint Corporation and AT&T Corporation, as well as to competitive access providers such as MFS Communications Company, Inc. Premise wiring services have been provided to, among others, Lucent Technologies, Inc., Duke University, International Business Machines Corporation, and several state and local governments. The Company also provides construction and maintenance support to Lee County Electrical Cooperative, Florida Power & Light Company, and Florida Power Corporation.

     While the Company's customer base has broadened in recent years, the Company's customer base remains highly concentrated, with its top five customers in fiscal years 1996, 1997 and 1998 accounting in the aggregate for approximately 68%, 63% and 65%, respectively, of the Company's total contract revenues. During fiscal 1998, approximately 24% of the Company's total contract revenues were derived from Comcast Cable Communications, Inc., 22% from BellSouth Telecommunications, Inc. and 7% from GTE Corporation. The Company believes that a substantial portion of its contract revenues and operating income will continue to be derived from a concentrated group of customers. The loss of any of such customers could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

     A significant amount of the Company's business is performed under master service agreements. These agreements with telecommunications providers are generally exclusive requirement contracts, with certain exceptions, including the customer's option to perform the services with its own regularly employed personnel. The agreements are typically three to five years in duration, although the terms typically permit the customer to terminate the agreement upon 90 days prior written notice. Each agreement contemplates hundreds of individual construction and maintenance projects valued generally at less than $10,000 each. Other jobs are bid by the Company on a nonrecurring basis.

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

BACKLOG

     The Company views its backlog to be comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that the Company expects to provide under long-term requirements contracts. The Company's backlog at July 31, 1998 was $467.7 million. The Company expects to complete approximately 60% of this backlog within the next fiscal year. Due to the nature of its contractual commitments, in many instances the Company's customers are not committed to the specific volumes of services to be purchased under a contract, but rather the Company is committed to perform these services if requested by the customer. However, the customer is obligated to obtain these services from the Company if they are not performed by the customer internally. Many of the contracts are multi-year agreements, and the Company includes in its backlog the full amount of services projected to be performed over the term of the contract based on its historical relationships with its customers and experience in procurements of this nature. Historically, the Company has not experienced a material variance between the amount of services it expects to perform under a contract and the amount actually performed for a specified period. There can be no assurance, however, as to the customer's requirements during a particular period or that such estimates at any point in time are accurate.

SAFETY AND RISK MANAGEMENT

     The Company is committed to ensuring that its employees perform their work in the safest possible manner. The Company regularly communicates with its employees to promote safety and to instill safe work habits. Dycom's safety director, a holding company employee, reviews all accidents and claims throughout the operating subsidiaries, examines trends and implements changes in procedures or communications to address any safety issues.

     The primary claims rising in the Company's business are workers' compensation and other personal injuries, various general liabilities, and vehicle liability (personal injury and property damage). The Company is self-insured on a per occurrence basis for automobile liability up to $250,000, for general liability up to $250,000, and for workers' compensation, in states where the Company elects to do so, up to $500,000. The Company has an aggregate stop loss coverage for all claims arising in a given year of $10.5 million adjusted for certain exposures in addition to umbrella liability coverage up to a policy limit of $50.0 million.

     The Company carefully monitors claims and participates actively in claims estimates and adjustments. The estimated costs of self-insured claims, which include estimates for incurred but not reported claims, are accrued as liabilities on the Company's balance sheet. Due to changes in the Company's loss experience in recent years, insurance accruals have varied from year to year and have had an effect on operating margins. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of the Notes to Consolidated Financial Statements.

COMPETITION

     The telecommunications engineering, construction and maintenance services industry in which the Company operates is highly competitive, requiring substantial resources and skilled and experienced personnel. The Company competes with other independent contractors in most of the markets in which it operates, several of which are large domestic companies, some of which may have greater financial, technical and marketing resources than the Company. In addition, there are relatively few, if any, barriers to entry into the markets in which the Company operates and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor to the Company. A significant portion of the Company's revenues are currently derived from master service agreements and price is often an important factor in the award of such agreements. Accordingly, the Company could be outbid by its competitors in an effort to procure such business. There can be no assurance that the Company's competitors will not develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to the Company's services, or that the Company will be able to maintain or enhance its competitive position. The Company may also face competition from the in-house service organizations of its existing or prospective customers, including telecommunications providers, which employ personnel who perform some of the same types of services as those provided by the Company. Although a significant portion of these services is currently outsourced, there can be no assurance that existing or prospective customers of the Company will continue to outsource telecommunications engineering, construction and maintenance services in the future.

     The Company believes that the principal competitive factors in the market for telecommunications engineering, construction and maintenance services include technical expertise, reputation, price, quality of service, availability of skilled technical personnel, geographic presence, breadth of service offerings, adherence to industry standards and financial stability. The Company believes that it competes favorably with its competitors on the basis of these factors.

EMPLOYEES

     As of July 31, 1998, the Company employed 3,834 persons. The number of employees of the Company and its subsidiaries varies according to the work in progress. As a matter of course, the Company maintains a nucleus of technical and managerial personnel from which it draws to supervise all projects. Additional employees are added as needed to complete specific projects.

     None of the Company's employees are represented by a labor union. CCG is currently a party to a collective bargaining agreement with a local bargaining unit in Philadelphia, Pennsylvania, and approximately 20 of its current employees are subject to such agreement. The Company has never experienced a work stoppage or strike. The Company believes that its employee relations are good.

MATERIALS

     In many cases, the Company's customers supply most or all of the materials required for a particular contract and the Company provides the personnel, tools and equipment to perform the installation services. However, with respect to certain of its contracts the Company may supply part or all of the materials required. In these instances, the Company is not dependent upon any one source for the products which it customarily utilizes to complete the job. The Company is not presently experiencing, nor does it anticipate experiencing, any difficulties in procuring an adequate supply of materials.

ITEM 2.  PROPERTIES

     The Company leases its executive offices in Palm Beach Gardens, Florida. The Company's subsidiaries operate from owned or leased administrative offices, district field offices, equipment yards, shop facilities, and temporary storage locations. The Company owns facilities in Phoenix, Arizona; Durham, North Carolina; Pinellas Park, Florida; and West Palm Beach, Florida. The Company also leases, subject to long-term noncancelable leases, facilities in West Chester, Pennsylvania; Kimberling City, Missouri; Lithonia, Georgia; Knoxville, Tennessee; and Greensboro, North Carolina. The Company also leases and owns other smaller properties as necessary to enable it to effectively perform its obligations under master service agreements and other specific contracts. The Company believes that its facilities are adequate for its current operations.

ITEM 3.  LEGAL PROCEEDINGS

     In September 1995, the State of New York commenced a sales and use tax audit of CCG for the years 1989 through 1995. As a result of the audit, certain additional taxes were paid by CCG in fiscal 1996. The State of New York has claimed additional amounts due from CCG for sales taxes and interest for the periods through August 31, 1995. See Note 17 of the Notes to Consolidated Financial Statements.

     In the normal course of business, certain subsidiaries of the Company have pending and unasserted claims. It is the opinion of the Company's management, based on information available at this time, that these claims will not have a material adverse impact on the Company's consolidated financial condition, results of operations and cash flows.

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

                                                              FISCAL 1997     FISCAL 1998
                                                              -----------     -----------
                                                              HIGH    LOW     HIGH     LOW
                                                              ----    ---     ----     ---
First Quarter...............................................  $14 3/8 $11 1/2 $27 7/16 $16 9/16
Second Quarter..............................................   12 1/4   9 1/4  26 7/16  19 3/16
Third Quarter...............................................   12 1/4  10      29       23
Fourth Quarter..............................................   18 1/8   9 7/8  37 1/8   25 1/4

     As of August 24, 1998, there were 618 record holders of the Company's $.33 1/3 par value common stock. The common stock closed at a high of $35 3/16 and a low of $30 5/8 during the period August 1, 1998 through August 24, 1998.

     The Company currently intends to retain future earnings, and since 1982, no cash dividends have been paid by the Company. The Board of Directors will determine any future change in dividend policies based on financial conditions, profitability, cash flow, capital requirements, and business outlook, as well as other factors relevant at the time. The Company's credit agreement expressly limits the payment of cash dividends to fifty percent (50%) of each fiscal year's after-tax profits. The credit agreement's restrictions regarding the Company's debt-to-net worth, quick and current ratios also affect the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data of the Company for the years ended July 31, 1994, 1995, 1996, 1997, and 1998. The Company acquired CCG in July, 1997 and acquired CCI and ITI in April, 1998. These acquisitions have been accounted for as pooling of interests and accordingly, the consolidated financial statements for the periods presented include the accounts of CCG, CCI, and ITI. This data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

                                              1994(1)      1995     1996(2)    1997(2)    1998(2)
                                              --------   --------   --------   --------   --------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating Data:
     Total revenues.........................  $189,195   $255,045   $247,295   $312,419   $371,363
     Income (loss) before income taxes......    (5,415)    15,153     14,055     23,770     36,081
     Net income (loss)......................    (6,537)    11,352      9,922     15,814     23,036
Per Common Share (4):
     Basic..................................  $  (0.53)  $   0.92   $   0.80   $   1.26   $   1.63
     Diluted................................  $  (0.53)  $   0.92   $   0.78   $   1.24   $   1.61
Pro Forma Earnings (5):
     Income (loss) before income taxes......  $ (5,415)  $ 15,153   $ 14,055   $ 23,770   $ 36,081
     Pro forma provision for income taxes...     1,481      6,343      4,860      9,841     14,420
     Pro forma net income (loss)............    (6,896)     8,810      9,195     13,929     21,661
Pro Forma Per Common Share (4):
     Basic..................................  $  (0.56)  $   0.71   $   0.74   $   1.11   $   1.53
     Diluted................................  $  (0.56)  $   0.71   $   0.73   $   1.09   $   1.51
Balance Sheet Data (at end of period):
     Total assets...........................    75,708     81,759     82,483    112,512    166,318
     Long-term obligations (3)..............    15,870     29,002     23,778     20,651     30,957
     Stockholders' equity...................    12,510     19,871     27,785     42,427     98,379
     Cash dividends per share...............        --         --         --         --         --

---------------

(1) The Company wrote-off $1.4 million of intangible assets and recorded a $1.7 million deferred tax asset valuation allowance.
(2) The results of operations for fiscal 1996, 1997 and 1998 include a $1.1 million, $0.3 million and $0.4 million reduction in the deferred tax valuation allowance, respectively.
(3) The outstanding borrowings under the bank credit agreement were classified as a current liability at July 31, 1994 due to the likelihood of covenant violations within the following twelve months. But for the reclassification, the long-term obligations at July 31, 1994 would have been $25,515.
(4) Basic and diluted earnings per common share have replaced primary and fully diluted earnings per common share, respectively, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". See Note 2 of the Notes to Consolidated Financial Statements.
(5) The provision for income taxes has been adjusted to reflect a pro forma tax provision for pooled companies which were previously "S Corporations". See
    Note 1 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Dycom derives most of its contract revenues earned from engineering, construction and maintenance services to the telecommunications industry. Additionally, the Company provides similar services related to the installation of integrated voice, data and video, local and wide area networks within office buildings and similar structures and also performs underground utility locating and electric utility contracting services.

The Company currently performs work for more than 25 local exchange carriers, cable television multiple system operators, long distance carriers, competitive access providers, and electric utilities throughout the United States. The Company expects that future growth in contract revenues earned will be generated from (i) increasing the volume of services to existing customers; (ii) expanding the scope of services to existing customers; (iii) broadening its customer base; and (iv) geographically expanding its service area. Growth is expected to result from internal sources as well as through acquisitions. Other revenues include interest income and gain on sale of surplus equipment.

     In July 1997, Dycom completed the acquisition of CCG and in April 1998, Dycom completed the acquisitions of CCI and ITI. See Note 3 of the Notes to Consolidated Financial Statements. Each of these transactions was accounted for as a pooling of interests. Dycom's financial statements and all financial and operating data derived therefrom have been combined for all periods presented herein to include the financial condition and results of operations of CCG, CCI and ITI. CCG and CCI provide construction services to cable television multiple system operators, and ITI provides construction and engineering services to local and long distance telephone companies.

     Dycom provides services to its customers pursuant to multi-year master service agreements and long- and short-term contracts for particular projects. Under master service agreements, Dycom agrees to provide, for a period of several years, all specified service requirements to its customer within a given geographical territory. Under the terms of such agreements, the customer can typically terminate the agreement with 90 days prior written notice. The customer, with certain exceptions, agrees to purchase such requirements from Dycom. Materials to be used in these jobs are generally provided by the customer. Master service agreements generally provide that Dycom will furnish a specified unit of service for a specified unit price (e.g., fiber optic cable will be installed underground for a specified rate of dollars per foot). The Company recognizes revenue under master service agreements as the related work is performed. Dycom is currently a party to 32 master service agreements, which may be either bid or negotiated. Master service agreements are typically bid initially and may be extended by negotiation. The remainder of Dycom's services are provided pursuant to contracts for particular jobs. Long-term contracts relating to specific projects have terms in excess of one year from the contract date. Short-term contracts are generally from three to four months in duration from the contract date, depending upon the size of the project. Contract revenues from multi-year master service agreements and other long-term agreements represented 72% of total contract revenues in fiscal 1998, of which contract revenues from multi-year master service agreements represented 49% of total contract revenues.

     Cost of earned revenues includes all direct costs of providing services under the Company's contracts, other than depreciation on fixed assets owned by the Company or utilized by the Company under capital leases, which are included in depreciation and amortization expense. Cost of earned revenues includes all costs of construction personnel, subcontractor costs, all costs associated with operation of equipment, excluding depreciation, materials not supplied by the customer and insurance. Because the Company is primarily self-insured for automobile and general liability, workers' compensation, and employee group health claims, a change in experience or actuarial assumptions that did not affect the rate of claims payments could nonetheless materially adversely affect results of operations in a particular period. General and administrative costs include all costs of holding company and subsidiary management personnel, rent, utilities, travel and centralized costs such as insurance administration, interest on debt, professional costs and certain clerical and administrative overhead. The Company's management personnel, including subsidiary management, undertake all sales and marketing functions as part of their management responsibilities and, accordingly, the Company does not incur material selling expenses.

     Dycom, founded in 1969, witnessed significant growth during the 1980's as the result of increasing competitive growth in the long distance telephone market and the needs of the long distance carriers to replace their copper cabling with fiber optic cable. Through 1990, Dycom acquired nine operating subsidiaries. As long distance carriers completed most of their long haul lines in the late 1980's, the Company shifted its focus to the local exchange carrier market. During the early 1990's, Dycom's results of operations were materially adversely affected by a number of internal developments, including (i) adjustments taken to insurance reserves in fiscal 1991, (ii) write-offs of intangible assets, including goodwill, of $24.3 million and $1.4 million in fiscal 1993 and fiscal 1994, respectively, incurred in connection with four acquisitions, which contributed to substantial net losses in those years, and
(iii) significant costs and distraction of management attention associated with a range of litigation and a governmental investigation, including shareholder litigation and protracted litigation with a former officer involved in a takeover effort. All of these matters were concluded in or before fiscal 1995. Management of the Company does not believe that any of the events or circumstances it faced in the early 1990's are indicative of the manner in which the Company currently operates or the Company's future prospects.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of contract revenues earned, certain items in the Company's statement of operations for the periods indicated:

                                                               YEAR ENDED JULY 31,
                                                              ---------------------
                                                              1996    1997    1998
                                                              -----   -----   -----
  Revenues:
     Contract revenues earned...............................  100.0%  100.0%  100.0%
     Other, net.............................................    0.6     0.4     0.7
                                                              -----   -----   -----
          Total revenues....................................  100.6   100.4   100.7
                                                              -----   -----   -----
  Expenses:
     Cost of earned revenue, excluding depreciation.........   80.7    79.0    77.3
     General and administrative.............................    9.9     9.9    10.0
     Depreciation and amortization..........................    4.3     3.8     3.6
                                                              -----   -----   -----
          Total expenses....................................   94.9    92.7    90.9
                                                              -----   -----   -----
  Income before income taxes................................    5.7     7.7     9.8
  Provision for income taxes................................    1.7     2.6     3.6
                                                              -----   -----   -----
  Net income................................................    4.0     5.1     6.2
  Pro forma adjustment to income tax provision..............    0.3     0.6     0.3
                                                              -----   -----   -----
  Pro forma net income......................................    3.7%    4.5%    5.9%
                                                              =====   =====   =====

  Year Ended July 31, 1998 Compared to Year Ended July 31, 1997

     Revenues. Contract revenues increased $57.5 million, or 18.5%, to $368.7 million in fiscal 1998 from $311.2 million in fiscal 1997. Of this increase, $51.8 million was attributable to the telecommunications services group, $2.8 million was attributable to the electric construction and maintenance services group and $2.9 million was attributable to the underground utility locating services group, reflecting an increased overall market demand for the Company's services. During fiscal 1998, the Company recognized $330.6 million of contract revenues from the telecommunications services group as compared to $278.8 million in fiscal 1997. The increase in the Company's telecommunications services group contract revenues reflects an increased volume of projects and activity in fiscal 1998 associated with cable television services, which increased by $36.9 million to $153.5 million in fiscal 1998 from $116.6 million in fiscal 1997. Contract revenues in the telecommunications services group also increased for services performed in the design and installation of broadband networks, telephone engineering services, telephony splicing services, premise wiring services, and revenues from services performed under master service agreements. The Company recognized contract revenues of $20.2 million from the electric construction and maintenance services group in fiscal 1998 as compared to $17.4 million in fiscal 1997, an increase of 16.1%. The Company recognized contract revenues of $17.9 million from underground utility locating services in fiscal 1998 as compared to $15.0 million in fiscal 1997, an increase of 19.3%.

     Contract revenues from multi-year master service agreements and other long-term agreements represented 72% of total contract revenues in fiscal 1998 as compared to 68% in fiscal 1997, of which contract revenues from multi-year master service agreements represented 49% of total contract revenues in fiscal 1998 as compared to 51% in fiscal 1997.

     Cost of Earned Revenues. Cost of earned revenues increased $39.0 million to $285.0 million in fiscal 1998 from $246.0 million in fiscal 1997, but decreased as a percentage of contract revenues to 77.3% from 79.0%. Direct materials, equipment costs, and other direct costs declined slightly as a percentage of contract revenues as a result of improved productivity and the utilization of more modern equipment.

     General and Administrative Expenses. General and administrative expenses increased $5.9 million to $36.7 million in fiscal 1998 from $30.8 million in fiscal 1997, and increased slightly as a percentage of contract revenues to 10.0% from 9.9%. The increase in general and administrative expenses was primarily attributable to a $2.4 million increase in administrative salaries, bonuses, employee benefits and payroll taxes and an increase of $1.2 million in the provision for doubtful accounts. Acquisition and merger related expenses charged to general and administrative expenses were $0.6 million and $0.4 million in fiscal 1998 and 1997, respectively.

     Depreciation and Amortization. Depreciation and amortization expense increased $1.7 million to $13.5 million in fiscal 1998 from $11.8 million in fiscal 1997, but decreased as a percentage of contract revenues to 3.6% from 3.8%. The increase in amount reflects the depreciation of additional capital expenditures incurred in the ordinary course of business.

     Income Taxes. The provision for income taxes was $13.0 million in fiscal 1998 as compared to $8.0 million in fiscal 1997. The provision for income taxes for 1998 reflects a reduction of $0.4 million in a valuation allowance relative to certain deferred tax assets. The Company's effective tax rate was 36.2% in fiscal 1998 as compared to 33.5% in fiscal 1997. The effective tax rate differs from the statutory tax rate due to state income taxes, income of Subchapter S Corporations (CCI and ITI) being taxed to their stockholders, the amortization of intangible assets that do not provide a tax benefit, other non-deductible expenses for tax purposes and the reduction in a valuation allowance relative to certain deferred tax assets. As of the date of the merger, CCI and ITI recognized a combined deferred tax liability of $0.6 million which was included in the results of operations for the quarter ended April 30, 1998.

     The pro forma provision for income taxes was $14.4 million in fiscal 1998 as compared to $9.8 million in fiscal 1997. The pro forma effective tax rate was 40.0% in fiscal 1998 and 41.4% in fiscal 1997.

     Net Income. Net income increased to $23.0 million in fiscal 1998 from $15.8 million in fiscal 1997, a 45.7% increase. Pro forma net income increased to $21.7 million in fiscal 1998 from $13.9 million in fiscal 1997, a 55.5% increase.

  Year Ended July 31, 1997 Compared to Year Ended July 31, 1996

     Revenues. Contract revenues increased $65.3 million, or 26.6%, to $311.2 million in fiscal 1997 from $245.9 million in fiscal 1996. Of this increase, $57.3 million was attributable to the telecommunications services group, $6.7 million was attributable to the electric construction and maintenance services group and $1.3 million was attributable to the underground utility locating services group, reflecting an increased overall market demand for the Company's services. During fiscal 1997, the Company recognized $278.8 million of contract revenues from the telecommunications services group as compared to $221.5 million in fiscal 1996. The increase in the Company's telecommunications services group contract revenues reflects an increased volume of projects and activity in fiscal 1997 associated with cable television services, which increased by $32.4 million to $116.6 million in fiscal 1997 from $84.2 million in fiscal 1996, the design and installation of broadband networks, telephone engineering services and premise wiring services, partially offset by a slight decline in contract revenues from services performed under master service agreements. The Company recognized contract revenues of $17.4 million from electric construction and maintenance services in fiscal 1997 as compared to $10.7 million in fiscal 1996, an increase of 62.6%. The Company recognized contract revenues of $15.0 million from underground utility locating services in fiscal 1997 as compared to $13.7 million in fiscal 1996, an increase of 9.5%.

     Contract revenues from multi-year master service agreements and other long-term agreements represented 68% of total contract revenues in fiscal 1997 as compared to 77% in fiscal 1996, of which contract revenues from master service agreements represented 51% of total contract revenues in fiscal 1997 as compared to 56% in fiscal 1996.

     Cost of Earned Revenues. Cost of earned revenues increased $47.6 million to $246.0 million in fiscal 1997 from $198.4 million in fiscal 1996, but decreased as a percentage of contract revenues to 79.0% from 80.7%. Direct labor, equipment and materials costs declined slightly as a percentage of contract revenues as a result of improved productivity in the labor force and the utilization of more modern equipment. Additionally, insurance costs declined by approximately $1.6 million as a result of fewer claims arising in fiscal 1997.

     General and Administrative Expenses. General and administrative expenses increased $6.4 million to $30.8 million in fiscal 1997 from $24.4 million in fiscal 1996 and remained unchanged at 9.9% of contract revenues. The increase in general and administrative expenses was primarily attributable to a $4.1 million increase in administrative salaries, bonuses, employee benefits and payroll taxes and a $0.4 million increase in the provision for doubtful accounts. The Company also incurred professional and related expenses associated with the acquisition of CCG of $0.4 million in fiscal 1997.

     Depreciation and Amortization. Depreciation and amortization expense increased $1.4 million to $11.8 million in fiscal 1997 from $10.4 million in fiscal 1996, but decreased as a percentage of contract revenues to 3.8% from 4.3%. The increase in amount reflects the depreciation of additional capital expenditures incurred in the ordinary course of business.

     Income Taxes. The provision for income taxes was $8.0 million in fiscal 1997 as compared to $4.1 million in fiscal 1996. The provision for income taxes for 1996 reflects a reduction of $1.1 million in a valuation allowance relative to certain deferred tax assets. The Company's effective tax rate was 33.5% in fiscal 1997 as compared to 29.4% in fiscal 1996. The effective tax rate differs from the statutory tax rate due to state income taxes, income of Subchapter S Corporations (CCI and ITI) being taxed to their stockholders, the amortization of intangible assets that do not provide a tax benefit, other non-deductible expenses for tax purposes and the reduction in a valuation allowance relative to certain deferred tax assets.

     The pro forma provision for income taxes was $9.8 million in fiscal 1997 as compared to $4.9 million in fiscal 1996. The pro forma effective tax rate was 41.4% in fiscal 1997 and 34.6% in fiscal 1996.

     Net Income. Net income increased to $15.8 million in fiscal 1997 from $9.9 million in fiscal 1996, a 59.4% increase. Pro forma net income increased to $13.9 million in fiscal 1997 from $9.2 million in fiscal 1996, a 51.5% increase.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's needs for capital are attributable primarily to its needs for equipment to support its contractual commitments to customers and its needs for working capital sufficient for general corporate purposes. Capital expenditures have been financed by operating and capital leases, bank borrowings and internal cash flows. To the extent that the Company seeks to grow by acquisitions that involve consideration other than Company stock, the Company's capital requirements may increase, although the Company is not currently subject to any commitments or obligations with respect to any acquisitions. The Company's sources of cash have historically been from operating activities, bank borrowings and from proceeds arising from the sale of idle and surplus equipment and real property.

     For fiscal 1998, net cash provided by operating activities was $30.6 million compared to $12.8 million for fiscal 1997 and $19.5 million for fiscal 1996. The increase in fiscal 1998 was due primarily to an increase in net income and other non-cash expenses. The increase was also attributable to funds advanced by a customer for materials and start-up expenses related to certain long-term construction contracts. The amounts advanced at July 31, 1998 were $9.4 million.

     For fiscal 1998, net cash used in investing activities for capital expenditures was $21.5 million, compared to $16.1 million in fiscal 1997 and $13.5 million in fiscal 1996. For fiscal 1998 and fiscal 1997, these capital expenditures were for the normal replacement of equipment and the buy out of certain operating leases on terms favorable to the Company. For fiscal 1996, these capital expenditures were for normal equipment replacement and for additional equipment purchases made by the underground utility locating group to service new geographic areas. In addition to equipment purchases, the Company obtained approximately $2.2 million of equipment in fiscal 1998, $3.3 million of equipment in fiscal 1997, and $3.0 million of equipment in fiscal 1996 under noncancellable operating leases.

     On April 29, 1998, the Company signed an $85.0 million amended credit agreement arranged by a group of banks led by Dresdner Bank Lateinamerika AG. The amended credit agreement provides for (i) a $30.0 million revolving working capital facility; (ii) a $15.0 million standby letter of credit facility; (iii) a $15.0 million five-year term loan; and (iv) a $25.0 million revolving equipment acquisition and small business purchase facility. The amended credit agreement increased the level of available financing by $50.0 million over the limits set in the Company's previous credit facility. The Company sought this increased borrowing to facilitate its ability to meet its working capital needs in order to sustain its current level of internal growth.

     The amended credit agreement requires the Company to maintain certain financial covenants and conditions, such as a debt-to-net worth ratio of not more than 2.25:1, a current ratio of not less than 1.4:1, a quick ratio of not less than 0.75:1, and net profit levels of at least $6.0 million in the first year and for each subsequent fiscal year, and also places restrictions on encumbrances of assets and creation of additional indebtedness. The amended credit agreement also limits the payment of cash dividends to 50% of each fiscal year's after-tax profits. At July 31, 1998, the Company was in compliance with all covenants and conditions under the amended credit agreement.

     The revolving working capital facility is available for a two-year period and bears interest, at the option of the Company, at the bank's prime interest rate minus 1.00% or LIBOR plus 1.50%. In October 1997, the Company borrowed $4.9 million under this facility to pay off a subsidiary's previously existing credit facility. On November 28, 1997, the Company repaid the outstanding balance of this facility with proceeds from the public offering of its common stock. As of July 31, 1998, there was no outstanding balance on this facility, resulting in an available borrowing capacity of $30.0 million.

     The term loan facility has a five-year maturity and bears interest at the bank's prime interest rate minus 0.50% (8.00% at July 31, 1998). Principal amounts due under the term loan are payable in quarterly installments of $750,000, plus accrued interest, through April 2003. In May 1998, the outstanding principal under the term loan was increased by $7.8 million in accordance with the terms of the amended bank credit agreement. The amount outstanding on the term loan facility was $14.3 million at July 31, 1998.

     The revolving equipment acquisition and small business purchase facility is available for a two-year period and bears interest, at the option of the Company, at the bank's prime interest rate minus 0.75% or LIBOR plus 1.75%. Advances against this facility are converted into term loans with maturities not to exceed 48 months. The outstanding principal on the equipment term loans is payable in monthly installments through February 2001. In October 1997, the Company borrowed $1.0 million to buy out existing operating leases and $1.7 million to refinance equipment under a subsidiary's previously existing credit facility. During fiscal 1998, the Company repaid $1.3 million of borrowings under this facility and as of July 31, 1998 had remaining available borrowing capacity of $21.7 million. At July 31, 1998, the interest rates on the outstanding equipment term loans were at the LIBOR option ranging from 7.53% to 7.81%.

     The standby letter of credit facility is available for a two-year period. At July 31, 1998, the Company had $11.6 million in outstanding standby letters of credit issued as security to the Company's insurance administrators as part of its self-insurance program, leaving $3.4 million of available borrowing capacity. The interest rate for all borrowings made pursuant to the facility will be the prime rate plus 1.00%.

     All obligations under the amended credit agreement are unconditionally guaranteed by the Company's subsidiaries and secured by security interests in certain property and assets of the Company and its subsidiaries.

     The Company's recently acquired subsidiaries, CCI and ITI, had credit facilities entered into prior to their acquisition by Dycom. CCI had a $5.2 million revolving credit facility for funding working capital and a $2.0 million term note incurred to purchase equipment. The interest rate on the revolving credit facility was at the bank's prime interest rate and the interest rate on the term loan was at 8.75%. ITI had a $2.0 million revolving credit facility for funding working capital and a $0.5 million multiple advance term facility for equipment acquisitions. The interest rates on the revolving credit facility and the multiple advance term facility were at the bank's prime interest rate. The obligations were secured by substantially all of CCI's and ITI's assets. The facilities contained restrictions, which among other things, required the maintenance of certain financial ratios and covenants and restricted the payment of cash dividends. During the fourth quarter of fiscal 1998, the Company paid off the outstanding balances of $8.1 million under these facilities with existing cash balances and subsequently terminated such facilities.

     The Company concluded the public offering of an aggregate of 3,105,000 shares of its common stock in November, 1997, including 1,126,622 shares sold by certain selling stockholders of the Company, at a public offering price of $20.00 per share. The Company received aggregate net proceeds of $37.0 million, net of the underwriting discount and offering expenses payable by the Company. The Company invested the net proceeds, after paying off $9.1 million of its outstanding indebtedness, in various short-term instruments having a maturity of three months or less.

     The Company foresees its capital resources together with existing cash balances to be sufficient to meet its financial obligations, including the scheduled debt payments under the amended credit agreement and operating lease commitments, and to support the Company's normal replacement of equipment at its current level of business for at least the next twelve months. The Company's future operating results and cash flows may be affected by a number of factors including the Company's success in bidding on future contracts and the Company's continued ability to effectively manage controllable costs.

SPECIAL NOTE CONCERNING FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K, including the Notes to the Consolidated Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements. The words "believe", "expect", "anticipate", "intends", "forecast", "project", and similar expressions identify forward looking statements. Such statements may include, but may not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financial needs or plans and the availability of financing, and plans relating to services of the Company, as well as assumptions relating to the foregoing. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" which establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosures about products and services, geographic areas, and major customers. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for financial statements for periods beginning after December 15, 1997.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pension and Other Postretirement Benefits" which revises certain disclosures about pension and other postretirement benefit plans. This statement does not change the measurement and recognition methods for pensions or postretirement benefits costs reported in financial statements. This statement is effective for fiscal years beginning after December 15, 1997.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for the accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for financial statements for periods beginning after December 15, 1999.

     Management is currently evaluating the requirements and related disclosures of SFAS No. 130, 131, 132, and 133.

YEAR 2000 COMPLIANCE

     The Company has reviewed its computer systems to identify those areas that could be adversely affected by Year 2000 software failures. The Company has converted approximately 85% of its information systems to be Year 2000 compliant. The Company has incurred approximately $1.0 million through July 31, 1998 and approximately $0.5 million will be incurred in fiscal 1999 to complete the information system conversions. Although the Company expects that any additional expenditures that may be required in connection with the Year 2000 conversions will not be material, there can be no assurance in this regard. The Company believes that certain of its customers, particularly local exchange and long distance carriers and cable multiple system operators, may be impacted by the Year 2000 problem, which could in turn affect the Company. Currently, the Company cannot predict the effect of the Year 2000 problem on entities with which it transacts business and there can be no assurance it will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. The Company will be formulating a contingency plan to address the possible effects of any of its customers experiencing Year 2000 problems.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at July 31, 1998. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. At July 31, 1998, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Registrant's consolidated financial statements and related notes and independent auditors' report follow on subsequent pages of this report.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 1997 AND 1998

                                                                  1997           1998
                                                              ------------   ------------
ASSETS:
CURRENT ASSETS:
Cash and equivalents........................................  $  5,276,112   $ 35,927,307
Accounts receivable, net....................................    49,526,678     62,142,808
Costs and estimated earnings in excess of billings..........    11,398,621     14,382,620
Deferred tax assets, net....................................     2,168,763      2,726,348
Other current assets........................................     1,966,538      3,014,199
                                                              ------------   ------------
          Total current assets..............................    70,336,712    118,193,282
                                                              ------------   ------------
PROPERTY AND EQUIPMENT, net.................................    36,336,212     42,865,197
                                                              ------------   ------------
OTHER ASSETS:
Intangible assets, net......................................     4,684,358      4,529,270
Deferred tax assets.........................................       424,205
Other.......................................................       730,394        730,342
                                                              ------------   ------------
          Total other assets................................     5,838,957      5,259,612
                                                              ------------   ------------
          TOTAL.............................................  $112,511,881   $166,318,091
                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................  $ 14,724,340   $ 12,182,699
Notes payable...............................................    17,719,780      4,727,782
Billings in excess of costs and estimated earnings..........       470,940
Accrued self-insurance claims...............................     2,011,622      2,440,303
Income taxes payable........................................     1,228,648      2,812,144
Other accrued liabilities...................................    13,278,712     14,819,181
                                                              ------------   ------------
          Total current liabilities.........................    49,434,042     36,982,109
NOTES PAYABLE...............................................    13,588,022     13,407,990
ACCRUED SELF-INSURED CLAIMS.................................     6,418,400      7,454,849
OTHER LIABILITIES...........................................       644,625     10,094,195
                                                              ------------   ------------
          Total liabilities.................................    70,085,089     67,939,143
                                                              ------------   ------------

COMMITMENTS AND CONTINGENCIES, Note 17
STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share:
  1,000,000 shares authorized; no shares issued and
  outstanding
Common stock, par value $.33 1/3 per share:
  50,000,000 shares authorized; 12,667,877 and 14,722,731
  issued and outstanding, respectively......................     4,222,625      4,907,577
Additional paid-in capital..................................    25,670,666     62,496,252
Retained earnings...........................................    12,533,501     30,975,119
                                                              ------------   ------------
          Total stockholders' equity........................    42,426,792     98,378,948
                                                              ------------   ------------
          TOTAL.............................................  $112,511,881   $166,318,091
                                                              ============   ============

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 1996, 1997, AND 1998

                                                           1996           1997           1998
                                                       ------------   ------------   ------------
REVENUES:
Contract revenues earned.............................  $245,937,063   $311,238,108   $368,713,563
Other, net...........................................     1,357,932      1,181,332      2,649,229
                                                       ------------   ------------   ------------
          Total......................................   247,294,995    312,419,440    371,362,792
                                                       ------------   ------------   ------------
EXPENSES:
Cost of earned revenues excluding depreciation.......   198,437,641    246,025,594    285,038,220
General and administrative...........................    24,368,552     30,808,780     36,746,614
Depreciation and amortization........................    10,433,989     11,814,577     13,496,694
                                                       ------------   ------------   ------------
          Total......................................   233,240,182    288,648,951    335,281,528
                                                       ------------   ------------   ------------
INCOME BEFORE INCOME TAXES...........................    14,054,813     23,770,489     36,081,264
                                                       ------------   ------------   ------------
PROVISION (BENEFIT) FOR INCOME TAXES:
  Current............................................     5,712,682      8,153,092     13,179,024
  Deferred...........................................    (1,580,196)      (196,241)      (133,380)
                                                       ------------   ------------   ------------
          Total......................................     4,132,486      7,956,851     13,045,644
                                                       ------------   ------------   ------------
NET INCOME...........................................  $  9,922,327   $ 15,813,638   $ 23,035,620
                                                       ============   ============   ============
EARNINGS PER COMMON SHARE:
  Basic..............................................  $       0.80   $       1.26   $       1.63
                                                       ============   ============   ============
  Diluted............................................  $       0.78   $       1.24   $       1.61
                                                       ============   ============   ============
PRO FORMA NET INCOME AND EARNINGS
  PER COMMON SHARE DATA:
  Income before income taxes.........................  $ 14,054,813   $ 23,770,489   $ 36,081,264
  Pro forma provision for income taxes...............     4,859,762      9,841,081     14,419,904
                                                       ------------   ------------   ------------
PRO FORMA NET INCOME.................................  $  9,195,051   $ 13,929,408   $ 21,661,360
                                                       ============   ============   ============
PRO FORMA EARNINGS PER COMMON SHARE:
  Basic..............................................  $       0.74   $       1.11   $       1.53
                                                       ============   ============   ============
  Diluted............................................  $       0.73   $       1.09   $       1.51
                                                       ============   ============   ============
SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE
  AND PRO FORMA EARNINGS PER COMMON SHARE:
  Basic..............................................    12,416,376     12,575,991     14,114,683
                                                       ============   ============   ============
  Diluted............................................    12,659,819     12,748,689     14,321,756
                                                       ============   ============   ============

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 31, 1996, 1997, AND 1998

                                                     COMMON STOCK         ADDITIONAL     RETAINED
                                                -----------------------     PAID-IN      EARNINGS
                                                  SHARES       AMOUNT       CAPITAL      (DEFICIT)
                                                ----------   ----------   -----------   -----------
Balance, at July 31, 1995, as restated for
  poolings....................................  12,397,232   $4,132,411   $24,651,837   $(8,913,500)
Stock options exercised.......................      57,502       19,167       179,960
Pooled companies distributions................                                           (2,207,368)
Net income....................................                                            9,922,327
                                                ----------   ----------   -----------   -----------
Balances at July 31, 1996.....................  12,454,734    4,151,578    24,831,797    (1,198,541)
Stock options exercised.......................     213,143       71,047       706,300
Income tax benefit from stock options
  exercised...................................                                132,569
Pooled companies distributions................                                           (2,523,282)
Adjustment for change in fiscal year of pooled
  company (CCG)...............................                                              441,686
Net income....................................                                           15,813,638
                                                ----------   ----------   -----------   -----------
Balances at July 31, 1997.....................  12,667,877    4,222,625    25,670,666    12,533,501
Stock options exercised.......................      76,476       25,493       331,944
Stock offering proceeds.......................   1,978,378      659,459    36,299,159
Income tax benefit from stock options
  exercised...................................                                194,483
Pooled companies distributions................                                           (4,594,002)
Net income....................................                                           23,035,620
                                                ----------   ----------   -----------   -----------
Balances at July 31, 1998.....................  14,722,731   $4,907,577   $62,496,252   $30,975,119
                                                ==========   ==========   ===========   ===========

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 1996, 1997, AND 1998

                                                             1996          1997          1998
                                                         ------------   -----------   -----------
Increase (Decrease) in Cash and Equivalents from:
OPERATING ACTIVITIES:
Net Income.............................................  $  9,922,327   $15,813,638   $23,035,620
Adjustments to reconcile net cash provided by operating
  activities:
       Depreciation and amortization...................    10,433,989    11,814,577    13,496,694
       (Gain) on disposal of assets....................      (736,131)     (601,645)     (375,772)
       Deferred income taxes...........................    (1,580,196)     (196,241)     (133,380)
Changes in assets and liabilities:
       Accounts receivable, net........................     4,180,056   (18,537,042)  (12,616,130)
       Unbilled revenues, net..........................    (2,444,425)   (2,873,149)   (3,454,939)
       Other current assets............................      (103,336)     (773,980)   (1,047,609)
       Other assets....................................       (90,524)     (135,882)
       Accounts payable................................    (2,856,845)    6,080,835    (2,541,641)
       Accrued self-insured claims and other
          liabilities..................................     2,713,096     1,632,232    12,455,169
       Accrued income taxes............................        99,067       626,228     1,777,979
                                                         ------------   -----------   -----------
Net cash inflow from operating activities..............    19,537,078    12,849,571    30,595,991
                                                         ------------   -----------   -----------
INVESTING ACTIVITIES:
     Capital expenditures..............................   (13,459,174)  (16,086,823)  (21,492,673)
     Proceeds from sale of assets......................     2,847,275     2,289,348     1,997,854
                                                         ------------   -----------   -----------
Net cash outflow from investing activities.............   (10,611,899)  (13,797,475)  (19,494,819)
                                                         ------------   -----------   -----------
FINANCING ACTIVITIES:
     Borrowings on notes payable and bank
       lines-of-credit.................................     6,371,140    22,976,488    18,346,301
     Principal payments on notes payable and bank
       lines-of-credit.................................   (13,590,079)  (17,907,051)  (31,518,331)
     Exercise of stock options.........................       199,127       777,347       357,437
     Pooled companies distributions....................    (2,207,368)   (2,523,282)   (4,594,002)
     Proceeds from stock offering......................                                36,958,618
                                                         ------------   -----------   -----------
Net cash inflow (outflow) from financing activities....    (9,227,180)    3,323,502    19,550,023
                                                         ------------   -----------   -----------
Net cash outflow related to change in fiscal year of
  pooled company.......................................                    (159,555)
                                                         ------------   -----------   -----------
NET CASH INFLOW (OUTFLOW) FROM
     ALL ACTIVITIES....................................      (302,001)    2,216,043    30,651,195
CASH AND EQUIVALENTS AT BEGINNING
     OF YEAR...........................................     3,362,070     3,060,069     5,276,112
                                                         ------------   -----------   -----------
CASH AND EQUIVALENTS AT END
     OF YEAR...........................................  $  3,060,069   $ 5,276,112   $35,927,307
                                                         ============   ===========   ===========

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
FOR THE YEARS ENDED JULY 31, 1996, 1997, AND 1998

                                                               1996         1997         1998
                                                            ----------   ----------   -----------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW AND NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Cash paid during the period for:
     Interest.............................................  $2,659,228   $2,535,600   $ 2,185,802
     Income taxes.........................................  $5,765,829   $8,303,108   $11,480,800
Property and equipment acquired and financed with:
  Capital lease obligations...............................  $  135,341   $  601,024
Income tax benefit from stock options exercised...........               $  132,569   $   194,483

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. -- The consolidated financial statements include Dycom Industries, Inc. ("Dycom" or the "Company") and its subsidiaries, all of which are wholly owned. On July 29, 1997, Communications Construction Group, Inc. ("CCG") was acquired by the Company through an exchange of common stock. On April 6, 1998, Cable Com Inc. ("CCI") and Installation Technicians, Inc. ("ITI") were acquired by the Company through an exchange of common stock. These acquisitions were accounted for as poolings of interests. Accordingly, the Company's consolidated financial statements include the results of CCG, CCI and ITI for all periods presented. See Note 3.

     The Company's operations consist primarily of telecommunications, underground utility locating and electrical construction and maintenance services contracting. All material intercompany accounts and transactions have been eliminated.

     Pro Forma Adjustments -- Prior to the acquisition by Dycom, CCI and ITI elected under Subchapter S of the Internal Revenue Code to have the stockholders recognize their proportionate share of CCI's and ITI's taxable income on their personal tax return in lieu of paying corporate income tax. The pro forma net income and earnings per common share reflected on the Statements of Operations reflects a provision for current and deferred income taxes for all periods presented as if the corporations were included in Dycom's federal and state income tax returns. At April 6, 1998, the consummation date of the merger, CCI and ITI recorded deferred taxes on the temporary differences between the financial reporting basis and the tax basis of their assets and liabilities. The deferred tax (asset) liability recorded by CCI and ITI was $616,358 and $(11,035), respectively.

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

     Revenue -- Income on short-term unit contracts is recognized as the related work is completed. Work-in-process on unit contracts is based on management's estimate of work performed but not billed. Income on long-term contracts is recognized on the percentage-of-completion method based primarily on the ratio of contract costs incurred to date to total estimated contract costs. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

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

     Cash and Equivalents -- Cash and equivalents include cash balances on deposit in banks, overnight repurchase agreements, certificates of deposit, commercial paper, and various other financial instruments having an original maturity of three months or less. For purposes of the consolidated statements of cash flows, the Company considers these amounts to be cash equivalents.

     Property and Equipment -- Property and equipment is stated at cost. Depreciation and amortization is computed over the estimated useful life of the assets utilizing the straight-line method. The estimated useful service lives of the assets are: buildings -- 20-31 years; leasehold improvements -- the term of the respective lease or the estimated useful life of the improvements, whichever is shorter; vehicles -- 3-7 years; equipment and machinery -- 2-10 years; and furniture and fixtures -- 3-10 years. Maintenance and repairs are expensed as incurred; expenditures that enhance the value of the property or extend its useful life are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

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

     Amortization expense was $155,088 for each of the fiscal years ended July 31, 1996, 1997, and 1998. The intangible assets are net of accumulated amortization of $1,151,358 and $1,306,446 at July 31, 1997 and 1998,
respectively.

     Self-Insured Claims Liability -- The Company is primarily self-insured, up to certain limits, for automobile and general liability, workers' compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $4,429,000 and $5,120,000 at July 31, 1997 and 1998,
respectively. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated.

     Income Taxes -- The Company and its subsidiaries, except for CCG, CCI and ITI, file a consolidated federal income tax return. CCG was included in the Company's consolidated federal income tax return effective July 29, 1997 and CCI and ITI will be included effective April 6, 1998. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

     Per Share Data -- Earnings per common share-basic is computed using the weighted average common shares outstanding during the period. Earnings per common share-diluted is computed using the weighted average common shares outstanding during the period and the dilutive effect of common stock options, using the treasury stock method. See Notes 2 and 14.

     Stock Option Plans -- In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation" which was effective for the Company beginning August 1, 1996. SFAS No. 123 requires expanded disclosures of stock based compensation arrangements with employees and encourages, but does not require, compensation cost to be measured based on the fair value of the equity instrument awarded. Under SFAS No. 123, companies are permitted, however, to continue to apply Accounting Principle Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose in the annual financial statements the required pro forma effect on net income and earnings per share. See Note 14.

     Recently Issued Accounting Pronouncements -- In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997.

     In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" which establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in annual financial reports issued to shareholders. It also establishes the standards for related disclosures about products and services, geographic areas, and major customers. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for financial statements for periods beginning after December 15, 1997.

     In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pension and Other Postretirement Benefits" which revises certain disclosures about pension and other postretirement benefit plans. This statement does not change the measurement and recognition methods for pension or postretirement benefit costs reported in financial statements. This statement is effective for fiscal years beginning after December 15, 1997.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for the accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for financial statements for periods beginning after December 15, 1999.

     Management is currently evaluating the requirements and related disclosures of SFAS No. 130, 131, 132, and 133.

2.  ACCOUNTING CHANGE

     In February 1997, the FASB issued SFAS No. 128 "Earnings per Share" which changes the method of calculating earnings per share and was effective for the Company in the quarter ended January 31, 1998. All periods presented have been restated in accordance with the provisions of SFAS No. 128.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS No. 128.

                                                              1996         1997          1998
                                                           ----------   -----------   -----------
Net income available to common stockholders
  (numerator)............................................  $9,922,327   $15,813,638   $23,035,620
                                                           ==========   ===========   ===========
Weighted-average number of common shares (denominator)...  12,416,376    12,575,991    14,114,683
                                                           ==========   ===========   ===========
Earnings per common share -- basic.......................  $     0.80   $      1.26   $      1.63
                                                           ==========   ===========   ===========
Weighted-average number of common shares.................  12,416,376    12,575,991    14,114,683
Potential common stock arising from stock options........     243,443       172,698       207,073
                                                           ----------   -----------   -----------
          Total shares (denominator).....................  12,659,819    12,748,689    14,321,756
                                                           ==========   ===========   ===========
Earnings per common share -- diluted.....................  $     0.78   $      1.24   $      1.61
                                                           ==========   ===========   ===========
PRO FORMA EARNINGS PER SHARE DATA:
Pro forma net income available to common stockholders
  (numerator)............................................  $9,195,051   $13,929,408   $21,661,360
                                                           ==========   ===========   ===========
Pro forma earnings per common share -- basic.............  $     0.74   $      1.11   $      1.53
                                                           ==========   ===========   ===========
Pro forma earnings per common share -- diluted...........  $     0.73   $      1.09   $      1.51
                                                           ==========   ===========   ===========

3.  ACQUISITIONS

     On July 29, 1997, the Company consummated the CCG acquisition. The Company issued 2,053,242 shares of common stock in exchange for all the outstanding capital stock of CCG. Dycom has accounted for the acquisition as a pooling of interests and, accordingly, the Company's historical financial statements include the results of CCG for all periods presented.

     Prior to the acquisition, CCG used a fiscal year ending May 31 and as of July 31, 1997 adopted Dycom's fiscal year. The Company's consolidated statements of operations for fiscal years ended July 31, 1996, and 1997 combines the statements of operations of CCG for its fiscal years ended May 31, 1996, and 1997, respectively. The total revenue and net income of CCG for the two-month period ended July 31, 1997 were $13.1 million and $0.4 million, respectively, with the net income reflected as an adjustment to retained earnings as of July 31, 1997.

     On April 6, 1998, the Company acquired CCI and ITI and issued 1.2 million and 600,000 shares of common stock in exchange for all the outstanding capital stock of CCI and ITI, respectively. Dycom has accounted for the acquisitions as poolings of interests and, accordingly, the Company's historical financial statements include the results of CCI and ITI for all periods presented.

     Prior to the acquisitions, CCI and ITI used a fiscal calendar year consisting of a 52/53 week time period and, as a result of the merger, have adopted Dycom's fiscal year end of July 31. All periods presented reflect the adoption of such fiscal year end as of the beginning of the period. The combined and separate company results of Dycom, CCG, CCI and ITI for the fiscal years ended July 31, 1996, 1997, and 1998 are presented below. The separate company results of CCI and ITI for the quarter including the consummation date of the mergers and the subsequent quarter, are included in the Dycom amounts.

                                                           1996           1997           1998
                                                       ------------   ------------   ------------
Total revenues:
  Dycom..............................................  $145,135,380   $176,204,581   $331,881,840
  CCG................................................    50,124,861     67,718,900
  CCI................................................    33,038,911     45,191,801     26,833,806
  ITI................................................    18,995,843     23,304,158     12,647,146
                                                       ------------   ------------   ------------
Combined.............................................  $247,294,995   $312,419,440   $371,362,792
                                                       ============   ============   ============
Net income:
  Dycom..............................................  $  6,390,144   $  8,268,502   $ 19,194,623
  CCG................................................     1,273,714      2,950,306
  CCI................................................       898,496      2,598,254      2,711,694
  ITI................................................     1,359,973      1,996,576      1,129,303
                                                       ------------   ------------   ------------
Combined.............................................  $  9,922,327   $ 15,813,638   $ 23,035,620
                                                       ============   ============   ============

     The acquisition costs for the CCG merger were $0.4 million and $0.6 million for the CCI and ITI mergers and were charged to the combined operations for the fiscal year ended July 31, 1997 and July 31, 1998, respectively. These costs include filing fees with regulatory agencies, legal, accounting and other professional costs.

4.  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                                 1997          1998
                                                              -----------   -----------
Contract billings...........................................  $45,589,232   $58,888,421
Retainage...................................................    3,652,358     4,133,590
Other receivables...........................................    1,314,181     1,331,775
                                                              -----------   -----------
          Total.............................................   50,555,771    64,353,786
Less allowance for doubtful accounts........................    1,029,093     2,210,978
                                                              -----------   -----------
Accounts receivable, net....................................  $49,526,678   $62,142,808
                                                              ===========   ===========

5.  COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

     The accompanying consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

                                                                 1997          1998
                                                              -----------   -----------
Costs incurred on contracts in progress.....................  $17,715,762   $15,056,642
Estimated earnings thereon..................................    3,319,456     3,387,933
                                                              -----------   -----------
                                                               21,035,218    18,444,575
Less billings to date.......................................   10,107,537     4,061,955
                                                              -----------   -----------
                                                              $10,927,681   $14,382,620
                                                              ===========   ===========
Included in the accompanying consolidated balance sheets
  under the captions:
     Costs and estimated earnings in excess of billings.....  $11,398,621   $14,382,620
     Billings in excess of costs and estimated earnings.....     (470,940)
                                                              -----------   -----------
                                                              $10,927,681   $14,382,620
                                                              ===========   ===========

6.  PROPERTY AND EQUIPMENT

     The accompanying consolidated balance sheets include the following property and equipment:

                                                                 1997          1998
                                                              -----------   -----------
Land........................................................  $ 1,942,247   $ 1,592,958
Buildings...................................................    2,346,993     2,497,103
Leasehold improvements......................................    1,463,698     1,459,543
Vehicles....................................................   41,522,848    52,287,135
Equipment and machinery.....................................   30,721,638    34,319,707
Furniture and fixtures......................................    5,289,975     5,638,326
                                                              -----------   -----------
          Total.............................................   83,287,399    97,794,772
Less accumulated depreciation...............................   46,951,187    54,929,575
                                                              -----------   -----------
Property and equipment, net.................................  $36,336,212   $42,865,197
                                                              ===========   ===========

     Certain subsidiaries of the Company have entered into lease arrangements accounted for as capitalized leases. The carrying value of capital leases at July 31, 1997 and 1998 was $1,291,733 and $114,985, respectively, net of accumulated depreciation of $985,636 and $82,813, respectively. Capital leases are included as a component of vehicles and equipment and machinery.

     Maintenance and repairs of property and equipment amounted to $6,825,017, $6,843,444, and $7,728,971 for the fiscal years ended July 31, 1996, 1997, and
1998, respectively.

7.  OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following:

                                                                 1997          1998
                                                              -----------   -----------
Accrued payroll and related taxes...........................  $ 3,909,405   $ 3,637,611
Accrued employee benefit costs..............................    3,683,975     4,971,718
Accrued construction costs..................................    2,033,371     2,728,568
Accrued other liabilities...................................    3,651,961     3,481,284
                                                              -----------   -----------
Other accrued liabilities...................................  $13,278,712   $14,819,181
                                                              ===========   ===========

8.  NOTES PAYABLE

     Notes payable are summarized by type of borrowing as follows:

                                                                 1997          1998
                                                              -----------   -----------
Bank credit agreements:
  Revolving credit facilities...............................  $15,053,484
  Term loan.................................................    8,550,000   $14,250,000
  Equipment term loans......................................    4,559,937     3,339,218
Capital lease obligations...................................    1,086,967        60,931
Equipment loans.............................................    2,057,414       485,623
                                                              -----------   -----------
          Total.............................................   31,307,802    18,135,772
Less current portion........................................   17,719,780     4,727,782
                                                              -----------   -----------
Notes payable -- non-current................................  $13,588,022   $13,407,990
                                                              ===========   ===========

     On April 29, 1998, the Company signed an amendment to its current bank credit agreement, increasing the total facility to $85.0 million. The amended bank credit agreement provides for (i) a $30.0 million revolving working capital facility; (ii) a $15.0 million standby letter of credit facility; (iii) a $25.0 million revolving equipment acquisition and small business purchase facility; and (iv) a $15.0 million five-year term loan. The revolving working capital facility, the standby letter of credit facility and the revolving equipment facility are available for a two-year period.

     The revolving working capital facility bears interest, at the option of the Company, at the bank's prime interest rate minus 1.00% or LIBOR plus 1.50%. In October 1997, the Company borrowed $4.9 million under this facility to pay off a subsidiary's previously existing credit facility. On November 28, 1997, the Company repaid the outstanding balance of this facility with proceeds from the public offering of its common stock. As of July 31, 1998, there was no outstanding balance on this facility, resulting in an available borrowing capacity of $30.0 million.

     The outstanding principal under the term loan bears interest at the bank's prime interest rate minus 0.50% (8.00% at July 31, 1998). Principal and interest is payable in quarterly installments through April 2003. The outstanding principal under the term loan was increased to $15.0 million in accordance with the terms of the amended bank credit agreement. The amount outstanding on the term loan was $14.3 million at July 31, 1998.

     The outstanding loans under the revolving equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the bank's prime interest rate minus 0.75% or LIBOR plus 1.75%. At July 31, 1998, the interest rates on the outstanding revolving equipment and small business purchase facility were at the LIBOR option ranging from 7.53% to 7.81%. The advances under the revolving equipment acquisition and small business purchase facility are converted to term loans with maturities not to exceed 48 months. The outstanding principal on the equipment term loans is payable in monthly installments through February 2001. In October 1997, the Company borrowed $1.0 million to buy out existing operating leases and $1.7 million to refinance equipment under a subsidiary's previously existing credit facility. During the fiscal year ended July 31, 1998, the Company repaid $1.3 million under this facility. The amount outstanding on the revolving equipment acquisition and small business purchase facility was $3.3 million at July 31, 1998 resulting in an available borrowing capacity of $21.7 million.

     The Company had outstanding standby letters of credit issued to the Company's insurance administrators as part of its self-insurance program of $11.6 million at July 31, 1998.

     The amended bank credit agreement contains restrictions which, among other things, require maintenance of certain financial ratios and covenants, restricts encumbrances of assets and creation of indebtedness, and limits the payment of cash dividends. Cash dividends are limited to 50% of each fiscal year's after-tax profits. No cash dividends have been paid during fiscal 1998. The amended credit facility is secured by the

Company's assets and guaranteed by each of its subsidiaries. At July 31, 1998, the Company was in compliance with all of the financial covenants and conditions.

     At July 31, 1997, CCG had a $6.6 million revolving bank credit facility of which $5.9 million was outstanding. The interest rate on this facility was at the bank's prime interest rate plus 0.75% and was collateralized by 75% of the eligible trade accounts receivable, inventory, and certain real property owned by a partnership, whose general partners are the former shareholders of CCG. This facility was an existing arrangement made by CCG prior to the acquisition by Dycom. In October 1997, the Company paid off the outstanding balance of $6.6 million and terminated the facility by borrowing $4.9 million against its revolving working capital facility and $1.7 million against the revolving equipment acquisition and small business purchase facility.

     The Company's recently acquired subsidiaries, CCI and ITI, had credit facilities entered into prior to the acquisition by Dycom. CCI had a $5.2 million revolving credit facility for funding working capital and a $2.0 million term note incurred to purchase equipment. The interest rate on the revolving credit facility was at the bank's prime interest rate and the interest rate on the term loan was at 8.75%. ITI had a $2.0 million revolving credit facility for funding working capital and a $0.5 million multiple advance term facility for equipment acquisitions. The interest rates on the revolving credit facility and the multiple advance term facility were at the bank's prime interest rate. The obligations were secured by substantially all of CCI's and ITI's assets. The facilities contained restrictions, which among other things, required the maintenance of certain financial ratios and covenants and restricted the payment of cash dividends. During the fourth quarter of fiscal 1998, the Company paid off the outstanding balances of $8.1 million under these facilities with existing cash balances and subsequently terminated such facilities.

     In addition to the borrowings under the amended bank credit agreement, certain subsidiaries have outstanding obligations under capital leases and other equipment financing arrangements. During fiscal 1998, the Company repaid $2.6 million of outstanding balances on capital lease obligations and other equipment term loans with existing cash balances. The remaining obligations are payable in monthly installments expiring at various dates through September 2000.

     The estimated aggregate annual principal repayments for notes payable and capital lease obligations in the next five years are $4,727,782 in 1999, $4,662,843 in 2000, $3,495,147 in 2001, $3,000,000 in 2002, and $2,250,000 in
2003.

     Interest costs incurred on notes payable, all of which is expensed, for the years ended July 31, 1996, 1997, and 1998 were $2,515,814, $2,619,191, and
$2,045,571, respectively. Such amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

     The interest rates on notes payable under the bank credit agreement are at current rates and, therefore, the carrying amount approximates fair value.

9.  INCOME TAXES

     The components of the provision (benefit) for income taxes are:

                                                               1996         1997         1998
                                                            ----------   ----------   -----------
Current:
  Federal.................................................  $4,265,617   $6,248,234   $10,565,688
  State...................................................   1,447,065    1,904,858     2,613,336
                                                            ----------   ----------   -----------
                                                             5,712,682    8,153,092    13,179,024
                                                            ----------   ----------   -----------
Deferred:
  Federal.................................................    (522,169)     191,765       737,355
  State...................................................                 (134,700)     (395,550)
  Valuation allowance.....................................  (1,058,027)    (253,306)     (475,185)
                                                            ----------   ----------   -----------
                                                            (1,580,196)    (196,241)     (133,380)
                                                            ----------   ----------   -----------
          Total tax provision.............................  $4,132,486   $7,956,851   $13,045,644
                                                            ==========   ==========   ===========

     The deferred tax provision (benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. Prior to the acquisition by Dycom, CCI and ITI elected under Subchapter S of the Internal Revenue Code to have the stockholders recognize their proportionate share of CCI's and ITI's taxable income on their personal income tax returns in lieu of paying corporate income taxes. At April 6, 1998, the consummation date of the acquisition, CCI and ITI recorded a deferred tax liability (asset) of $616,358 and $(11,035), respectively, which was included in the third quarter results of operations. The deferred tax assets and liabilities at July 31 are comprised of the following:

                                                                 1997         1998
                                                              ----------   ----------
Deferred tax assets:
  Self-insurance, warranty, and other non-deductible
     reserves...............................................  $3,943,356   $5,164,116
  Allowance for doubtful accounts...........................     346,993      879,306
  Small tools...............................................     348,067      380,153
                                                              ----------   ----------
                                                               4,638,416    6,423,575
  Valuation allowance.......................................    (475,185)
                                                              ----------   ----------
                                                              $4,163,231   $6,423,575
                                                              ==========   ==========
Deferred tax liabilities:
  Property and equipment....................................  $1,357,721   $2,950,402
  Unamortized acquisition costs.............................     212,542      248,612
  Retainage.................................................                  498,213
                                                              ----------   ----------
                                                              $1,570,263   $3,697,227
                                                              ==========   ==========
Net deferred tax assets.....................................  $2,592,968   $2,726,348
                                                              ==========   ==========

     A valuation allowance is provided when it is more likely than not that some portion of the Company's deferred tax assets will not be realized. The valuation allowance recorded in the financial statements reduces deferred tax assets to an amount that represents management's best estimate of the amount of deferred tax assets that more likely than not will be realized. In fiscal 1997, the Company reduced the valuation allowance by $0.3 million. In fiscal 1998, the Company reversed the remaining $475,185 balance of the valuation allowance. The Company believes that it is more likely than not that the deferred tax assets will be realized based on the available evidence supporting the reversing deductible temporary differences being offset by reversing taxable temporary differences and the existence of sufficient taxable income within the current carryback periods.

     The difference between the total tax provision and the amount computed by applying the statutory federal income tax rates to pre-tax income is as follows:

                                                               1996         1997         1998
                                                            ----------   ----------   -----------
Statutory rate applied to pre-tax income..................  $4,919,185   $8,319,671   $12,628,442
State taxes, net of federal tax benefit...................     955,063    1,257,206     1,779,712
Amortization of intangible assets,
  with no tax benefit.....................................      52,730       52,730        54,281
Tax effect of non-deductible items........................     139,101      374,564       389,999
Valuation allowance.......................................  (1,058,027)    (253,306)     (475,185)
Income from S Corporations (CCI and ITI)..................    (907,814)  (1,719,027)   (1,827,023)
Deferred taxes of pooled companies........................                                605,323
Other items, net..........................................      32,248      (74,987)     (109,905)
                                                            ----------   ----------   -----------
          Total tax provision.............................  $4,132,486   $7,956,851   $13,045,644
                                                            ==========   ==========   ===========

     The Internal Revenue Service (the "IRS") has examined and closed the Company's consolidated federal income tax returns for all years through fiscal 1993. The Company has settled all assessments of additional taxes and believes that it has made adequate provision for income taxes that may become payable with respect to open tax years. The IRS has examined and closed the income tax returns for the years through fiscal 1994 for CCG. The IRS is currently auditing the 1995 and 1996 tax years of ITI.

10.  REVENUES -- OTHER

     The components of other revenues are as follows:

                                                                1996         1997         1998
                                                             ----------   ----------   ----------
Interest income............................................  $  271,398   $  215,062   $1,597,987
Gain on sale of fixed assets...............................     736,131      601,645      375,772
Miscellaneous income.......................................     350,403      364,625      675,470
                                                             ----------   ----------   ----------
          Total other revenues.............................  $1,357,932   $1,181,332   $2,649,229
                                                             ==========   ==========   ==========

11.  CAPITAL STOCK

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

     Certain executive officers of the Company have change of control agreements with the Company, which provide substantial compensation upon the change of control of the Company. The payments pursuant to these agreements would be triggered by any person's acquisition of more than 50% of the Company's outstanding securities, the sale or transfer of substantially all of Dycom's assets to someone other than a wholly-owned subsidiary of the Company, or a change of control of the Board of Directors.

12.  STOCK OFFERING

     The Company concluded the public offering of 2,700,000 shares of its common stock on November 4, 1997. The Company offered 1,573,378 shares and selling shareholders offered 1,126,622 shares at an offering price of $20.00 per share. The Company received $29,736,844 on November 10, 1997 which is net of an underwriting discount of $1.10 per share. Additionally, the underwriters exercised their option to purchase 405,000 shares to cover over-allotments. The Company received $7,654,500 on November 25, 1997 as payment for the over-allotments. The total offering proceeds, net of offering expenses of $432,726, are included in stockholders' equity on the July 31, 1998 balance sheet. On November 28, 1997, the Company repaid the outstanding balance of its revolving working capital facility and will use the balance of the proceeds to fund the Company's growth strategy, including acquisitions, working capital and capital expenditures and for other general corporate purposes.

13.  EMPLOYEE BENEFIT PLAN

     The Company and certain of its subsidiaries sponsor defined contribution plans that provide retirement benefits to all employees that elect to participate. Under the plans, participating employees may defer up to 15% of their base pre-tax compensation. Generally, the Company's contributions to the plans are discretionary except for CCI which has a 25% company match up to the first 5% of the employee's contributions. The Company's contributions were $158,451, $287,179, and $398,529 in fiscal years 1996, 1997 and 1998, respectively.

14.  STOCK OPTION PLANS

     The Company has reserved 900,000 shares of common stock under its 1991 Incentive Stock Option Plan (the "1991 Plan") which was approved by the shareholders on November 25, 1991. The 1991 Plan provides for the granting of options to key employees until it expires in 2001. Options are granted at the closing price on the date of grant and are exercisable over a period of up to five years. Since the 1991 Plan's adoption, certain of the options granted have lapsed as a result of employees terminating their employment with the Company. At July 31, 1996, 1997, and 1998, options available for grant under the 1991 Plan were 427,353 shares, 384,118 shares, and 133,188 shares, respectively.

     In fiscal 1998, the Company granted to key employees under the 1991 Plan, options to purchase an aggregate of 258,980 shares of common stock. The options were granted at prices ranging from $18.25 to $26.625, prices representing the fair market value on the date of grant.

     On August 24, 1998, the Company granted to key employees under the 1991 Plan options to purchase an aggregate of 141,288 shares of common stock. The options were granted at $31 13/16, the fair market value on the date of grant.

     In addition to the stock option plan discussed above, the Company has agreements outside of the plan with the non-employee members of the Board of Directors (the "Directors Plan"). On January 10, 1994, the Company granted to the non-employee Directors, non-qualified options to purchase an aggregate of 60,000 shares of common stock. The options were granted at $3.875, the fair market value on the date of grant, with vesting over a three-year period.

     The following table summarizes the stock option transactions under the 1991 Plan and the Directors Plan for the three years ended July 31, 1996, 1997, and 1998:

                                                              NUMBER OF   WEIGHTED AVERAGE
                                                               SHARES      EXERCISE PRICE
                                                              ---------   ----------------
Options outstanding at July 31, 1995........................   544,173         $ 4.29
  Terminated................................................   (50,526)        $ 7.43
  Exercised.................................................   (57,502)        $ 3.46
Options outstanding at July 31, 1996........................   436,145         $ 4.54
  Granted...................................................   100,000         $13.50
  Terminated................................................   (56,765)        $ 4.57
  Exercised.................................................  (213,143)        $ 4.02
Options outstanding at July 31, 1997........................   266,237         $10.32
  Granted...................................................   258,980         $20.59
  Terminated................................................    (8,050)        $14.28
  Exercised.................................................   (76,476)        $ 4.67
Options outstanding at July 31, 1998........................   440,691         $15.74
Exercisable options at
  July 31, 1996.............................................   190,817         $ 3.78
  July 31, 1997.............................................    69,933         $ 5.21
  July 31, 1998.............................................    87,191         $ 6.75

     The range of exercise prices for options outstanding at July 31, 1998 was $2.75 to $26.625. The range of exercise prices for options is wide due primarily to the increasing price of the Company's stock over the period of the grants.

     The following summarizes information about options outstanding at July 31, 1998:

                                                                     OUTSTANDING OPTIONS
                                                              ----------------------------------
                                                                           WEIGHTED     WEIGHTED
                                                                            AVERAGE     AVERAGE
                                                              NUMBER OF   CONTRACTUAL   EXERCISE
                                                               SHARES        LIFE        PRICE
                                                              ---------   -----------   --------
Range of exercise prices
  $2.75 to $8.00............................................   100,146        1.4        $ 5.16
  $12.00 to $20.00..........................................   266,845        3.8        $16.74
  $20.00 to $26.625.........................................    73,700        4.7        $26.49
                                                               -------        ---        ------
                                                               440,691        3.4        $15.74
                                                               =======        ===        ======

                                                                EXERCISABLE OPTIONS
                                                              ------------------------
                                                                              WEIGHTED
                                                               EXERCISABLE    AVERAGE
                                                                  AS OF       EXERCISE
                                                              JULY 31, 1998    PRICE
                                                              -------------   --------
Range of exercise prices
  $2.75 to $8.00............................................     70,086        $ 5.11
  $12.00 to $26.625.........................................     17,105        $13.50
                                                                 ------        ------
                                                                 87,191        $ 6.75
                                                                 ======        ======

     These options will expire if not exercised at specific dates ranging from November 1998 to April 2003. The prices for the options exercisable at July 31, 1998 ranged from $2.75 to $13.50.

     As discussed in Note 1, the Company has adopted the disclosure-only provisions of SFAS No. 123. The fair value of the options granted in fiscal 1997 and 1998 have been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected stock volatility of 58.97% in 1997 and 55.36% in 1998; risk-free interest rates of 6.57% in 1997 and 5.50% in 1998; expected lives of 4 years for 1997 and 1998, and no dividend yield in both years, due to the Company's recent history of not paying cash dividends.

     The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions and changes in these assumptions can materially impact the fair value of the options and the Company's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options. The estimated fair value of stock options granted during fiscal 1997 and 1998 was $6.98 and $10.13 per share, respectively.

     The pro forma disclosures amortize to expense the estimated compensation costs for its stock options granted subsequent to July 31, 1996 over the options vesting period. The Company's fiscal 1996, 1997 and 1998 pro forma net earnings and earnings per share are reflected below:

                                                              1996         1997          1998
                                                           ----------   -----------   -----------
Net Income:
Pro forma net income reflecting stock option compensation
  costs..................................................  $9,922,327   $15,687,084   $21,858,609
Pro forma earnings per share reflecting stock option
  compensation costs:
     Basic...............................................  $     0.80   $      1.25   $      1.55
     Diluted.............................................  $     0.78   $      1.23   $      1.53
Net Income:
Reflecting pro forma tax expense related to S
  corporations
     Pro forma net income reflecting stock option
       compensation costs................................  $9,195,051   $13,802,854   $20,484,349
     Pro forma earnings per share reflecting stock option
       compensation costs:
          Basic..........................................  $     0.74   $      1.10   $      1.45
          Diluted........................................  $     0.73   $      1.08   $      1.43

15.  RELATED PARTY TRANSACTIONS

     The Company's subsidiary, CCG, leases administrative offices from a partnership of which certain officers of the subsidiary are the general partners and the Company's newly acquired subsidiaries, CCI and ITI, lease administrative offices from a corporation of which certain officers of the subsidiaries are shareholders. ITI advanced the corporation $268,860 for leasehold improvements to its administrative office building. The amount advanced was fully reimbursed by July 31, 1998. The total expense under these arrangements for the years ended July 31, 1996, 1997, and 1998 was $184,200, $242,310, and $304,010,
respectively. The future minimum lease commitments under these arrangements are $299,760 in 1999, $299,760 in 2000, $203,760 in 2001 and $80,900 in 2002.

16.  MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     The operating subsidiaries obtain contracts from both public and private concerns. For the years ended July 31, 1996, 1997, and 1998, approximately 36%, 27%, and 22%, respectively, of the contract revenues were from BellSouth Telecommunications, Inc. ("BellSouth"), 16%, 18%, and 24%, respectively, of the contract revenues were from Comcast Cable Communications, Inc. ("Comcast"), and 6.4%, 6.3%, and 7.2%, respectively, of the contract revenues were from GTE Corporation ("GTE").

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. BellSouth, Comcast, and GTE represent a significant portion of the Company's customer base. As of July 31, 1997, the total outstanding trade receivables from BellSouth, Comcast, and GTE were $5.7 million or 12%, $11.5 million or 23%, and $2.2 million or 4%, respectively, of the outstanding trade receivables. At July 31, 1998, the total outstanding trade receivables from BellSouth, Comcast, and GTE were $7.9 million or 13%, $16.9 million or 27%, and $2.3 million or 4%, respectively, of the Company's outstanding trade receivables.

17.  COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries have operating leases covering office facilities, vehicles, and equipment which have noncancelable terms in excess of one year. During fiscal 1996, 1997, and 1998, the Company entered into numerous operating leases for vehicles and equipment. Certain of these leases contain renewal provisions and generally require the Company to pay insurance, maintenance, and other operating expenses.

Total expense incurred under operating lease agreements, excluding the transactions with related parties (see Note 15), for the years ended July 31, 1996, 1997, and 1998, was $5,305,237, $6,732,699, and $6,754,934, respectively.
The future minimum obligations under these leases are $4,599,287 in 1999; $2,046,435 in 2000; $954,796 in 2001; $526,526 in 2002, $323,338 in 2003 and
$56,900 thereafter.

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

     In the normal course of business, certain subsidiaries of the Company have pending and unasserted claims. It is the opinion of the Company's management, based on the information available at this time, that these claims will not have a material adverse impact on the Company's consolidated financial statements.

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company has historically experienced variability in revenues, income before income taxes and net income on a quarterly basis. A significant amount of this variability is due to the fact that the Company's business is subject to seasonal fluctuations, with activity in its second and occasionally third fiscal quarters (the quarters ended January 31 and April 30 in a given fiscal year) being adversely affected by weather. In addition, budgetary spending patterns of significant customers, which often run on a calendar year basis, have resulted in greater volatility of second fiscal quarter results.

     In the opinion of management, the following unaudited quarterly data for the years ended July 31, 1997 and 1998 reflect all adjustments necessary for the fair presentation of a statement of operations. All such adjustments are of a normal recurring nature other than as discussed below. The Company acquired CCI and ITI ("Pooled Companies") on April 6, 1998. The acquisitions were accounted for as poolings of interests and accordingly, the unaudited quarterly financial statements for the periods presented include the accounts of CCI and ITI. The quarterly data for CCI and ITI for the quarter including the consummation date of the mergers and the subsequent quarter are included in the Dycom data. The earnings per common share calculation for each quarter is based on the weighted average shares of common stock outstanding plus the dilutive effect of stock options. The sum of the quarters earnings per common share may not necessarily be equal to the full year earnings per common share amounts.

                                                   IN WHOLE DOLLARS, EXCEPT PER SHARE AMOUNTS
                                             ------------------------------------------------------
                                                FIRST        SECOND         THIRD         FOURTH
                                               QUARTER       QUARTER       QUARTER       QUARTER
                                             -----------   -----------   -----------   ------------
1997
Revenues:
  Dycom....................................  $56,414,412   $57,275,311   $63,181,306   $ 67,052,452
  Pooled Companies.........................   15,816,874    14,502,399    17,628,078     20,548,608
                                             -----------   -----------   -----------   ------------
                                             $72,231,286   $71,777,710   $80,809,384   $ 87,601,060
                                             ===========   ===========   ===========   ============
Income Before Income Taxes:
  Dycom....................................  $ 3,981,240   $ 3,575,407   $ 4,700,378   $  6,784,493
  Pooled Companies.........................    1,141,040       393,687     1,373,172      1,821,072
                                             -----------   -----------   -----------   ------------
                                             $ 5,122,280   $ 3,969,094   $ 6,073,550   $  8,605,565
                                             ===========   ===========   ===========   ============

                                                   IN WHOLE DOLLARS, EXCEPT PER SHARE AMOUNTS
                                             ------------------------------------------------------
                                                FIRST        SECOND         THIRD         FOURTH
                                               QUARTER       QUARTER       QUARTER       QUARTER
                                             -----------   -----------   -----------   ------------
Net Income:
  Dycom....................................  $ 2,236,041   $ 2,314,166   $ 2,818,373   $  3,850,228
  Pooled Companies.........................    1,176,518       245,568     1,373,172      1,799,572
                                             -----------   -----------   -----------   ------------
                                             $ 3,412,559   $ 2,559,734   $ 4,191,545   $  5,649,800
                                             ===========   ===========   ===========   ============
Earnings per Common Share:
  Basic....................................  $      0.27   $      0.20   $      0.33   $       0.45
  Diluted..................................  $      0.27   $      0.20   $      0.33   $       0.44

Pro Forma Net Income:
  Dycom....................................  $ 2,236,041   $ 2,314,166   $ 2,818,373   $  3,850,228
  Pooled Companies.........................      647,285       185,447       810,610      1,067,258
                                             -----------   -----------   -----------   ------------
                                             $ 2,883,326   $ 2,499,613   $ 3,628,983   $  4,917,486
                                             ===========   ===========   ===========   ============
Pro Forma Earnings per Common Share:
  Basic....................................  $      0.23   $      0.20   $      0.29   $       0.39
  Diluted..................................  $      0.23   $      0.20   $      0.28   $       0.38

1998
Revenues:
  Dycom....................................  $70,793,691   $62,622,353   $96,872,826   $101,592,970
  Pooled Companies.........................   20,638,774    18,842,178            --             --
                                             -----------   -----------   -----------   ------------
                                             $91,432,465   $81,464,531   $96,872,826   $101,592,970
                                             ===========   ===========   ===========   ============
Income Before Income Taxes:
  Dycom....................................  $ 6,165,432   $ 5,417,012   $ 8,807,157   $ 11,619,113
  Pooled Companies.........................    2,222,087     1,850,463            --             --
                                             -----------   -----------   -----------   ------------
                                             $ 8,387,519   $ 7,267,475   $ 8,807,157   $ 11,619,113
                                             ===========   ===========   ===========   ============
Net Income:
  Dycom....................................  $ 3,515,950   $ 3,246,711   $ 5,343,005   $  7,088,957
  Pooled Companies.........................    2,222,087     1,618,910            --             --
                                             -----------   -----------   -----------   ------------
                                             $ 5,738,037   $ 4,865,621   $ 5,343,005   $  7,088,957
                                             ===========   ===========   ===========   ============
Earnings per Common Share:
  Basic....................................  $      0.45   $      0.34   $      0.36   $       0.48
  Diluted..................................  $      0.45   $      0.33   $      0.36   $       0.47

Pro Forma Net Income:
  Dycom....................................  $ 3,515,950   $ 3,246,711   $ 5,432,241   $  7,088,957
  Pooled Companies.........................    1,298,383     1,079,118            --             --
                                             -----------   -----------   -----------   ------------
                                             $ 4,814,333   $ 4,325,829   $ 5,432,241   $  7,088,957
                                             ===========   ===========   ===========   ============

Pro Forma Earnings per Common Share:
  Basic....................................  $      0.38   $      0.30   $      0.37   $       0.48
  Diluted..................................  $      0.37   $      0.30   $      0.36   $       0.47

     The 1997 fourth quarter results of operations include a $0.3 million reduction in the deferred tax asset valuation allowance. The third and fourth quarter 1998 results of operations include a reduction in the deferred tax asset valuation allowance of $0.2 million and $0.2 million, respectively.

INDEPENDENT AUDITORS' REPORT

Dycom Industries, Inc.:

     We have audited the consolidated balance sheets of Dycom Industries, Inc. and subsidiaries (the "Company") as of July 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Communications Construction Group, Inc., which has been accounted for as a pooling of interests as described in Note 3 to the consolidated financial statements. We did not audit the statements of operations, stockholders' equity, and cash flows of Communications Construction Group, Inc. for the years ended May 31, 1997 and 1996, which statements reflect total revenues of $67,717,326 and $50,121,009 for the years ended May 31, 1997 and 1996, respectively. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Communications Construction Group, Inc. for such periods, is based solely on the report of such other auditors. As described in Note 3 to the consolidated financial statements, subsequent to the issuance of the report of the other auditors, Communications Construction Group, Inc. changed its fiscal year to conform to the fiscal year of Dycom Industries, Inc. for the period ended July 31, 1997.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dycom Industries, Inc. and subsidiaries as of July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Certified Public Accountants
West Palm Beach, Florida

August 31, 1998

                          INDEPENDENT AUDITORS' REPORT

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

Nowalk & Associates
Cranbury, New Jersey
July 23, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There have been no changes in or disagreements with accountants on accounting and financial disclosures within the meaning of Item 304 of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below sets forth the names and ages of the directors and executive officers of the Company as well as the positions and offices held by such persons. A summary of the background and experience of each of these individuals is set forth after the table. Each director holds office for a three year term and until his successor has been elected and qualified. A number of executive officers have employment agreements while others serve at the discretion of the Company's Board of Directors. There are no family relationships among the directors or executive officers of the Company.

                   NAME                      AGE                    POSITION
                   ----                      ---                    --------
Thomas R. Pledger..........................  60    Chairman of the Board of Directors and
                                                   Chief Executive Officer
Steven E. Nielsen..........................  35    President, Chief Operating Officer and
                                                   Director
Louis W. Adams, Jr.........................  60    Director
Walter L. Revell...........................  63    Director
Ronald P. Younkin..........................  56    Director
Douglas J. Betlach.........................  46    Vice President, Chief Financial Officer and
                                                   Treasurer
Darline M. Richter.........................  37    Vice President and Controller
Patricia B. Frazier........................  63    Corporate Secretary

     Thomas R. Pledger is Chairman of the Board of Directors and Chief Executive Officer of Dycom. Mr. Pledger has been in the industry since 1960, and in 1968 became President of Burnup & Sims, Inc., which went public that year and was acquired by MasTec, Inc. in 1994. Mr. Pledger left Burnup & Sims, Inc. in 1976. Mr. Pledger's relationship with Dycom began in 1979 as a consultant. He became a Director in 1981 and President and Chief Executive Officer in 1984. His current employment contract as Chief Executive Officer with the Company expires November 30, 2000. He serves on the Board's Executive and Nominating Committees, as well as on the Board of Directors for each of the Company's subsidiaries.

     Steven E. Nielsen is President and Chief Operating Officer of Dycom. Mr. Nielsen has held this position since August 1996 and has been with Dycom since 1993. As a member of Dycom's Board of Directors since 1996, he serves on the Board's Executive Committee and on the Board of Directors of CCG, CCI and ITI. He previously served as President of Ansco & Associates, Inc. and Fiber Cable, Inc., two of Dycom's subsidiaries. His current employment contract as President and Chief Operating Officer with the Company expires on March 10, 1999. Prior to joining the Company, Mr. Nielsen was Division Manager/Regional Manager of Henkels & McCoy, Inc., a gas, power and telephone utility contractor, from 1991 to 1993, and was employed in various positions with this company or a predecessor since 1985.

     Louis W. Adams, Jr. is a retired attorney and formerly a partner with the law firm of Adams & Adams. Mr. Adams has been on the Board since 1969 and currently serves on the Board's Audit and Compensation, Executive, Nominating and Finance Committees. Mr. Adams is also a member of the Board of Directors of each of the Company's subsidiaries, other than CCG, CCI and ITI.

     Walter L. Revell has been a Director since 1993 and currently serves on the Board's Audit and Compensation and Finance Committees. He has been Chairman and Chief Executive Officer of H.J. Ross Associates, Inc. since 1991. The firm provides consulting engineering, architectural and planning services. Mr. Revell also serves on the Board of Directors of RISCORP, Inc., which provides managed care workers' compensation, St. Joe Corporation, a diversified corporation in sugar and real estate, and Hotelecopy, Inc., an international fax mail service company.

     Ronald P. Younkin is President of Greenlawn Mobile Home Sales, Inc., which sells mobile homes and operates mobile home parks. Mr. Younkin has been a Director of the Company since 1975. Mr. Younkin serves on the Board's Audit and Compensation, Finance, and Nominating Committees.

     Douglas J. Betlach is Vice President, Chief Financial Officer and Treasurer and has been with Dycom since 1992. Prior to joining the Company, Mr. Betlach served in various financial positions with Del Monte Processed Foods and RJR Nabisco, Inc. from 1979 to 1991 and Price Waterhouse & Company from 1974 to 1979.

     Darline M. Richter has been Vice President and Controller since 1996. She has been employed by the Company since 1991 and previously was employed by Deloitte & Touche LLP as a tax manager.

     Patricia B. Frazier has been employed by Dycom since 1983. She has served as Corporate Secretary since 1984. She previously served as Corporate Secretary at Rubin Construction Company and Burnup & Sims, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all cash compensation paid or accrued by the Company for services rendered to the Company and its subsidiaries in all capacities during the fiscal years ended July 31, 1998, 1997, and 1996 to the Company's Chief Executive Officer and two executive officers whose total cash compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM
                                                                          COMPENSATION
                                                                             AWARDS
                                                    ANNUAL COMPENSATION   -------------
NAME AND                                   FISCAL   -------------------   STOCK OPTIONS      ALL OTHER
PRINCIPAL POSITION                          YEAR     SALARY     BONUS      # OF SHARES    COMPENSATION(1)
------------------                         ------   --------   --------   -------------   ---------------
Thomas R. Pledger........................   1998    $416,000   $416,000          -0-         $101,192
Chairman and CEO                            1997    $416,000   $120,000          -0-         $101,616
                                            1996    $416,000   $      0          -0-         $ 99,895
Steven E. Nielsen........................   1998    $259,000   $259,000      100,000         $  3,415
President and COO                           1997    $207,250   $208,000       33,000         $  3,751
                                            1996    $160,885   $208,000          -0-         $  2,001
Douglas J. Betlach.......................   1998    $124,789   $ 40,000        4,000         $  1,736
Vice President, CFO and Treasurer           1997    $113,808   $ 25,000        3,500         $  1,207
                                            1996    $108,871   $ 17,000          -0-         $  1,518

---------------

(1) All other compensation for 1998 consists of: (i) an annual insurance premium of $97,777 for a life insurance policy owned by Mr. Pledger, (ii) Company contributions to the Dycom retirement savings plan (Thomas R. Pledger $1,613; Steven E. Nielsen $1,613; and Douglas J. Betlach $591); and (iii) Company paid premiums for group term life insurance and long-term disability (Thomas R. Pledger $1,802; Steven E. Nielsen $1,802; and Douglas J. Betlach $1,145).

STOCK OPTION GRANTS IN FISCAL 1998

     The following table shows the options granted to the named executive officers of the Company during fiscal 1998 under the Company's 1991 Incentive Stock Option Plan.

                                                                                  POTENTIAL REALIZABLE
                                                                                        VALUES AT
                                             INDIVIDUAL GRANTS                    ASSUMED ANNUAL RATES
                            ---------------------------------------------------      OF STOCK PRICE
                                            % OF TOTAL                                APPRECIATION
                               OPTIONS       OPTIONS     EXERCISE                    FOR OPTION TERM
                               GRANTED      GRANTED TO     PRICE     EXPIRATION   ---------------------
NAME                        (# OF SHARES)   EMPLOYEES    ($/SHARE)      DATE         5%         10%
----                        -------------   ----------   ---------   ----------   --------   ----------
Steven E. Nielsen.........       100,000         38.6%   $   18.25    8/25/2002   $504,214   $1,114,181
President and COO
Douglas J. Betlach........         4,000          1.5%   $   18.25    8/25/2002   $ 20,169   $   44,567
Vice President, CFO and
  Treasurer

STOCK OPTION EXERCISES AND YEAR-END VALUE TABLE

     The following table sets forth information with respect to the named executive officers, concerning the exercise of options during the last fiscal year and unexercised options held as of the fiscal year ended July 31, 1998.

                                                                                                 VALUE OF
                                                                                                UNEXERCISED
                                                             NUMBER OF SECURITIES          IN-THE-MONEY OPTIONS
                                  SHARES                    UNDERLYING UNEXERCISED           AT JULY 31, 1998
                                 ACQUIRED                  OPTIONS AT JULY 31, 1998               ($)(1)
                                ON EXERCISE     VALUE     ---------------------------   ---------------------------
            NAME               (# OF SHARES)   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
            ----               -------------   --------   -----------   -------------   -----------   -------------
Thomas R. Pledger............        -0-           -0-      25,000             -0-       $762,500             -0-
Chairman and CEO
Steven E. Nielsen............      2,000       $37,528      23,250         130,550       $586,594      $2,292,581
President and COO
Douglas J. Betlach...........      3,750       $87,188         875           8,125       $ 18,266      $  163,734
Vice President, CFO and
  Treasurer

---------------

(1) The closing market value of the Company's common stock on July 31, 1998, as reported by the New York Stock Exchange, Inc., was $34.375.

EMPLOYMENT AGREEMENTS

     Mr. Pledger serves as Chief Executive Officer of the Company. In July 1995, the Company extended Mr. Pledger's employment agreement for five years, expiring November 30, 2000. Under the terms of the agreement, Mr. Pledger's minimum annual base salary is $416,000. The agreement also provides that the Company is obligated to pay Mr. Pledger a retirement benefit of $100,000 for each year of employment he completes under his employment agreement. The Company transferred two life insurance policies with face values of $500,000 and $3,300,000 to Mr. Pledger and pays premiums of $97,777 per year on such policies in satisfaction of this obligation.

     Mr. Nielsen serves as President and Chief Operating Officer of the Company. On March 11, 1997, Mr. Nielsen executed an employment agreement for a term of two (2) years. Pursuant to this agreement, Mr. Nielsen receives a minimum annual base salary of $208,000 and is eligible for an annual bonus as determined to be appropriate by the Board of Directors.

DIRECTOR COMPENSATION

     Directors who are not employees of the Company receive $1,500 for each directors' meeting attended; $750 for each committee meeting attended in conjunction with a directors' meeting; $1,500 for each committee meeting attended not in conjunction with a directors' meeting; $750 for telephone conference meetings; and an annual retainer of $12,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information regarding each person known to the Company to own beneficially more than five percent of the Common Stock as of August 24, 1998. The Company understands that, except as otherwise noted, each such person has sole voting and investment power with respect to such shares.

                                                                NUMBER OF SHARES
                                                                   AND NATURE         PERCENT
                                                                 OF BENEFICIAL          OF
NAME AND ADDRESS                                                   OWNERSHIP           CLASS
----------------                                              --------------------    -------
Mary Irene Younkin..........................................   771,840(1)              5.2%
555 East Greenlawn Avenue
Columbus, OH 43223

---------------

(1) Mrs. Younkin disclaims beneficial ownership in the 161,597 shares owned by her son, Ronald P. Younkin, a director of the Company, and the 12,661 shares owned by Ronald P. Younkin's wife and children.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Common Stock by each director, certain executive officers, and by all directors and executive officers of the Company as a group as of August 24, 1998. The Company understands that, except as otherwise noted, each such person has sole voting and investment power with respect to such shares.

                                                                NUMBER OF SHARES
                                                                   AND NATURE
                                                                 OF BENEFICIAL          PERCENT
NAME                                                               OWNERSHIP          OF CLASS(1)
----                                                          --------------------    -----------
Directors:
Thomas R. Pledger...........................................        710,027(2),(3)      4.8  %
Ronald P. Younkin...........................................        161,597(4)          1.1  %
Steven E. Nielsen...........................................         63,700(3)           *
Walter L. Revell............................................          6,000              *
Louis W. Adams, Jr..........................................         10,234              *
Other Named Executive Officers:
Douglas J. Betlach..........................................         11,129(3)           *
All officers and directors as a group of 8 persons..........        967,046(3)          6.5  %

---------------

(1) Class includes outstanding shares and stock options exercisable within 60 days after August 24, 1998 held by executive officers.
(2) Excludes 12,252 shares owned by Thomas R. Pledger, Jr., Mr. Pledger's son, as to which Mr. Pledger disclaims beneficial ownership.
(3) Includes shares that may be acquired within 60 days after August 24, 1998 upon exercise of stock options as follows: Mr. Pledger 25,000 shares; Mr. Nielsen 56,500 shares; Mr. Betlach 2,750 shares; and all directors and officers as a group 85,750 shares.

(4) Excludes 12,661 shares owned by Mr. Younkin's wife and children, as to which he disclaims beneficial ownership. Excludes 771,840 shares beneficially owned by Mary Irene Younkin as to which Mr. Younkin disclaims beneficial ownership. Mr. Younkin is the son of Mary Irene Younkin.
 *  Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Dycom, through its subsidiaries CCG, CCI and ITI leases administrative offices from entities controlled by, or in part by, former shareholders of these subsidiaries. Currently, CCG leases three properties from T&P Enterprises, a Pennsylvania Limited Partnership, controlled by George H. Tamasi and Thomas J. Polis, who are both officers and directors of CCG. Both CCI and ITI currently lease their corporate offices from Kimberling Investments, Inc., a Missouri Corporation, controlled in part by John J. Ekstrom and Gerald W. Hartman, who are officers and directors of CCI and ITI, respectively. Additionally, ITI advanced $268,860 for leasehold improvements to its administrative office building and was fully reimbursed by Kimberling Investments, Inc. at July 31, 1998. During fiscal 1998, CCG, CCI and ITI incurred annual expenses of $163,200, $47,760 and $93,050, respectively. In the Company's opinion, these rental rates are considered to be within the prevailing market rates.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

     (a) The following documents are filed as a part of this report:

                                                              PAGE
                                                              -----
1. Consolidated financial statements:
     Consolidated balance sheets at July 31, 1997 and
      1998..................................................     15
     Consolidated statements of operations for the years
      ended July 31, 1996, 1997, and 1998...................     16
     Consolidated statements of stockholders' equity for the
      years ended July 31, 1996, 1997, and 1998.............     17
     Consolidated statements of cash flows for the years
      ended July 31, 1996, 1997, and 1998...................  18-19
     Notes to consolidated financial statements.............  20-33
     Independent auditors' reports..........................  34-35

2. Financial statement schedules:
     All schedules have been omitted because they are inapplicable, not required, or the information is included in the above referenced consolidated financial statements or the notes thereto.

3. Exhibits furnished pursuant to the requirements of Form
10-K:
     See Exhibit Index on page 42.

     (b) Reports on Form 8-K:

          No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended July 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.

/s/ THOMAS R. PLEDGER                                                       September 4, 1998
---------------------------------------------------
By: Thomas R. Pledger                                                              Date
    Chairman and Chief Executive Officer

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

                       NAME                                     POSITION                    DATE
                       ----                                     --------                    ----

/s/ DOUGLAS J. BETLACH                               Vice President, Chief           September 4, 1998
---------------------------------------------------  Financial Officer, Treasurer
Douglas J. Betlach                                   and Principal Accounting
                                                     Officer

/s/ STEVEN E. NIELSEN                                President, Chief Operating      September 4, 1998
---------------------------------------------------  Officer and Director
Steven E. Nielsen

/s/ THOMAS R. PLEDGER                                Director                        September 4, 1998
---------------------------------------------------
Thomas R. Pledger

/s/ LOUIS W. ADAMS, JR.                              Director                        September 4, 1998
---------------------------------------------------
Louis W. Adams, Jr.

/s/ WALTER L. REVELL                                 Director                        September 4, 1998
---------------------------------------------------
Walter L. Revell

/s/ RONALD P. YOUNKIN                                Director                        September 4, 1998
---------------------------------------------------
Ronald P. Younkin

                                 EXHIBIT INDEX

  NUMBER                             DESCRIPTION
  ------                             -----------
(11)         Statement re computation of per share earnings
             All information required by Exhibit 11 is presented Note 2 of the Company's Consolidated Financial Statements in
             accordance with the provision of SFAS No. 128.
(21)         Subsidiaries of the Company
(23.1)       Consent of Deloitte & Touche LLP
(23.2)       Consent of Nowalk & Associates
(27)(i)      Financial Data Schedules for fiscal years ended July 31,
             1996, 1997, and 1998.
(27)(ii)     Financial Data Schedules for fiscal quarters ended October
             31, 1997, January 31, 1998 and April 30, 1998.
(27)(iii)    Financial Data Schedules for fiscal quarters ended October
             31, 1996, January 31, 1997 and April 30, 1997.