Form 10-Q
period 1998-10-31
DYCOM INDUSTRIES INC
filed 1998-12-09
CIK 67215

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                (Mark One)

                [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1998

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
Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding as of December 4, 1998
            -----                            ----------------------------------
Common Stock, par value $0.33 1/3                        14,817,948

                             DYCOM INDUSTRIES, INC.

                                     INDEX

                                                                       Page No.
                                                                       --------

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets-
            July 31, 1998 and October 31, 1998                                3

          Condensed Consolidated Statements of
            Operations for the Three Months Ended
            October 31, 1997 and 1998                                         4

          Condensed Consolidated Statements of
            Cash Flows for the Three Months Ended
            October 31, 1997 and 1998                                       5-6

          Notes to Condensed Consolidated
            Financial Statements                                           7-12

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                 13-15

  Item 3. Quantitative and Qualitative Disclosures
            about Market Risk                                                16

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                   17

SIGNATURES                                                                   18

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                                  July 31,        October 31,
                                                                    1998             1998
                                                                ------------     ------------
ASSETS
CURRENT ASSETS:
Cash and equivalents                                            $ 35,927,307     $ 32,077,475
Accounts receivable, net                                          62,142,808       62,995,833
Costs and estimated earnings in
  excess of billings                                              14,382,620       14,900,408
Deferred tax assets, net                                           2,726,348        2,925,294
Other current assets                                               3,014,199        4,822,289
                                                                ------------     ------------
Total current assets                                             118,193,282      117,721,299
                                                                ------------     ------------

PROPERTY AND EQUIPMENT, net                                       42,865,197       51,645,856
OTHER ASSETS:
Intangible assets, net                                             4,529,270        4,549,361
Deferred tax assets                                                                   109,520
Other                                                                730,342        3,524,177
                                                                ------------     ------------
Total other assets                                                 5,259,612        8,183,058
                                                                ------------     ------------

TOTAL                                                           $166,318,091     $177,550,213
                                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                $ 12,182,699     $ 14,491,117
Notes payable                                                      4,727,782        4,725,685
Accrued self-insured claims                                        2,440,303        2,546,560
Income taxes payable                                               2,812,144        5,657,781
Other accrued liabilities                                         14,819,181       13,180,472
                                                                ------------     ------------
Total current liabilities                                         36,982,109       40,601,615

NOTES PAYABLE                                                     13,407,990       12,264,920
ACCRUED SELF-INSURED CLAIMS                                        7,454,849        7,660,944
OTHER LIABILITIES                                                 10,094,195       11,043,210
                                                                ------------     ------------
Total liabilities                                                 67,939,143       71,570,689
                                                                ------------     ------------

COMMITMENTS AND CONTINGENCIES, Note 8
STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share:
  1,000,000 shares authorized; no shares
  issued and outstanding
Common stock, par value $.33 1/3 per share:
  50,000,000 shares authorized; 14,722,731 and 14,730,626
  shares issued and outstanding, respectively                      4,907,577        4,910,208
Additional paid-in capital                                        62,496,252       62,600,054
Retained earnings                                                 30,975,119       38,469,262
                                                                ------------     ------------
Total stockholders' equity                                        98,378,948      105,979,524
                                                                ------------     ------------

TOTAL                                                           $166,318,091     $177,550,213
                                                                ============     ============

See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                 For the Three Months Ended
                                                                -----------------------------
                                                                 October 31,      October 31,
                                                                    1997             1998
                                                                ------------     ------------
REVENUES:
Contract revenues earned                                        $ 91,132,533     $108,613,156
Other, net                                                           299,932          689,094
                                                                ------------     ------------
Total                                                             91,432,465      109,302,250
                                                                ------------     ------------
Expenses:
Costs of earned revenues
  excluding depreciation                                          71,320,503       81,180,248
General and administrative                                         8,601,709       11,537,543
Depreciation and amortization                                      3,122,734        3,972,738
                                                                ------------     ------------
Total                                                             83,044,946       96,690,529
                                                                ------------     ------------

INCOME BEFORE INCOME TAXES                                         8,387,519       12,611,721
                                                                ------------     ------------

PROVISION (BENEFIT) FOR INCOME TAXES:
Current                                                            2,836,211        5,426,044
Deferred                                                            (186,729)        (308,466)
                                                                ------------     ------------
Total                                                              2,649,482        5,117,578
                                                                ------------     ------------

NET INCOME                                                      $  5,738,037     $  7,494,143
                                                                ============     ============

EARNINGS PER COMMON SHARE:
  Basic                                                         $       0.45     $       0.51
                                                                ============     ============
  Diluted                                                       $       0.45     $       0.50
                                                                ============     ============

PRO FORMA NET INCOME AND EARNINGS
  PER COMMON SHARE DATA:
  Income before income taxes                                    $  8,387,519
  Pro forma provision for
    income taxes                                                   3,573,186
                                                                ------------

  PRO FORMA NET INCOME                                          $  4,814,333
                                                                ============

  PRO FORMA EARNINGS PER COMMON SHARE:
    Basic                                                       $       0.38
                                                                ============
    Diluted                                                     $       0.37
                                                                ============

See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                 For the Three Months Ended
                                                                -----------------------------
                                                                 October 31,      October 31,
                                                                    1997             1998
                                                                ------------     ------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS FROM:
OPERATING ACTIVITIES:
Net income                                                      $  5,738,037     $  7,494,143
Adjustments to reconcile net cash provided
  by operating activities:
     Depreciation and amortization                                 3,122,734        3,972,738
    (Gain) on disposal of assets                                     (40,375)         (55,208)
     Deferred income taxes                                          (186,729)        (308,466)
 Changes in assets and liabilities:
     Accounts receivable, net                                     (2,204,871)        (853,025)
     Unbilled revenues, net                                       (1,017,859)        (517,788)
     Other current assets                                            592,638       (1,808,090)
     Other assets                                                    122,278          206,165
     Accounts payable                                             (1,922,591)       2,308,418
     Accrued self-insured claims and
       other liabilities                                             162,953         (377,344)
     Accrued income taxes                                          1,436,545        2,845,637
                                                                ------------     ------------
Net cash inflow from operating activities                          5,802,760       12,907,180
                                                                ------------     ------------

INVESTING ACTIVITIES:
Capital expenditures                                              (6,063,115)     (12,017,054)
Proceeds from sale of assets                                         162,489          107,738
Assets of acquired business                                                          (750,000)
Investment in unconsolidated affiliate                                             (3,000,000)
                                                                ------------     ------------
Net cash outflow from investing activities                        (5,900,626)     (15,659,316)
                                                                ------------     ------------

FINANCING ACTIVITIES:
Borrowings on notes payable
  and bank lines-of-credit                                         7,900,402
Principal payments on notes payable
  and bank lines-of-credit                                        (9,696,132)      (1,204,129)
Exercise of stock options                                             23,697          106,433
Distributions to shareholders of pooled
  companies                                                       (1,060,000)
                                                                ------------     ------------
Net cash outflow from financing activities                        (2,832,033)      (1,097,696)
                                                                ------------     ------------

NET CASH OUTFLOW FROM ALL ACTIVITIES                              (2,929,899)      (3,849,832)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                        5,276,112       35,927,307
                                                                ------------     ------------

CASH AND EQUIVALENTS AT END OF PERIOD                           $  2,346,213     $ 32,077,475
                                                                ============     ============

See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

                                                                 For the Three Months Ended
                                                                -----------------------------
                                                                 October 31,      October 31,
                                                                    1997             1998
                                                                ------------     ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND
  NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
  Interest                                                      $    691,033     $    349,937
  Income taxes                                                  $  1,401,731     $  2,580,407

Property and equipment acquired and
  financed with:
    Capital lease obligation                                                     $     58,962

See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited

1. The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. ("Dycom" or the "Company") as of July 31, 1998 and October 31, 1998, and the related condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three months ended October 31, 1997 and 1998 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended October 31, 1998 are not necessarily indicative of the results which may be expected for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The condensed consolidated financial statements are unaudited. These statements include Dycom Industries, Inc. and its subsidiaries, all of which are wholly owned. On April 6, 1998, the Company consummated the Cable Com Inc. ("CCI") and Installation Technicians, Inc. ("ITI") acquisitions and issued 1.2 million and 600,000 shares of common stock in exchange for all the outstanding capital stock of CCI and ITI, respectively. These acquisitions were accounted for as poolings of interests and accordingly, the Company's condensed consolidated financial statements include the results of CCI and ITI for all periods presented. Prior to the acquisitions, CCI and ITI used a fiscal year consisting of a 52/53 week time period and, as a result of the merger, have adopted Dycom's fiscal year end of July 31. All periods presented reflect the adoption of such fiscal year end as of the beginning of the period.

The Company is a leading provider of engineering, construction and maintenance services to telecommunications providers and also performs underground utility locating services and electrical construction and maintenance contracting services. All material intercompany accounts and transactions have been eliminated.

PRO FORMA ADJUSTMENTS -- Prior to the acquisition by Dycom, CCI and ITI elected under Subchapter S of the Internal Revenue Code to have the stockholders recognize their proportionate share of CCI's and ITI's taxable income on their personal tax returns in lieu of paying corporate income tax. The pro forma net income and earnings per common share on the condensed consolidated statements of operations reflects a provision for current and deferred income taxes for all periods presented as if the corporations were included in Dycom's federal and state income tax returns. At April 6, 1998, the consummation date of the acquisition, CCI and ITI recorded deferred taxes on the temporary differences between the financial reporting basis and the tax basis of their assets and liabilities. The deferred tax (asset) liability recorded by CCI and ITI was $616,358 and $(11,035), respectively.

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

REVENUE -- Income on short-term contracts is recognized as the related work is completed. Work-in-process on unit contracts is based on management's estimate of work performed but not billed. Income on long-term contracts is recognized on the percentage-of-completion method based primarily on the ratio of contract costs incurred to date to total estimated contract costs. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

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

INTANGIBLE ASSETS -- The excess of the purchase price over the fair market value of the tangible net assets of acquired businesses (goodwill) is amortized on a straight-line basis over 40 years. The appropriateness of the carrying value of goodwill is reviewed periodically by the Company. An impairment loss is recognized when the projected future cash flows is less than the carrying value of goodwill. No impairment loss has been recognized in the periods presented. Non-compete agreements obtained through the purchase of business assets are amortized on a straight-line basis over the term of the agreements.

Amortization expense was $38,773 and $41,871 for the three-month periods ended October 31, 1997 and 1998, respectively. The intangible assets are net of accumulated amortization of $1,306,446 at July 31, 1998 and $1,348,317 at October 31, 1998.

SELF-INSURED CLAIMS LIABILITY -- The Company is primarily self-insured, up to certain limits, for automobile and general liability, workers' compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the condensed consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $5,120,000 and $6,332,000 at July 31, 1998 and October 31, 1998, respectively. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated.

INCOME TAXES -- The Company and its subsidiaries, except for CCI and ITI, file a consolidated federal income tax return. CCI and ITI were included in the Company's consolidated federal income tax return effective April 6, 1998. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

PER SHARE DATA -- Earnings per common share-basic is computed using the weighted-average common shares outstanding during the period. Earnings per common share-diluted is computed using the weighted-average common shares outstanding during the period and the dilutive effect of common stock options, using the treasury stock method. See Note 3.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997.

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

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for the accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999.

Management is currently evaluating the requirements and related disclosures of SFAS No. 130, 131, 132, and 133.

3.  EARNINGS PER SHARE

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

                                                                 For the Three Months Ended
                                                                -----------------------------
                                                                 October 31,      October 31,
                                                                    1997             1998
                                                                ------------     ------------
Net income available to common stockholders (numerator)         $  5,738,037     $  7,494,143
                                                                ============     ============
Weighted-average number of common shares (denominator)            12,669,871       14,726,446
                                                                ============     ============
Earnings per common share - basic                               $       0.45     $       0.51
                                                                ============     ============
Weighed-average number of common shares                           12,669,871       14,726,446
Potential common stock arising from stock options                    186,682          220,132
                                                                ------------     ------------
Total shares (denominator)                                        12,856,553       14,946,578
                                                                ============     ============
Earnings per common share - diluted                             $       0.45     $       0.50
                                                                ============     ============
PRO FORMA EARNINGS PER SHARE DATA:
Pro forma net income available to common stockholders
  (numerator)                                                   $  4,814,333
                                                                ============
Pro forma earnings per common share - basic                     $       0.38
                                                                ============
Pro forma earnings per common share - diluted                   $       0.37
                                                                ============


4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                                   July 31,       October 31,
                                                                    1998             1998
                                                                ------------     ------------
Contract billings                                               $ 58,888,421     $ 61,057,972
Retainage                                                          4,133,590        4,722,259
Other receivables                                                  1,331,775          722,309
                                                                ------------     ------------
Total                                                             64,353,786       66,502,540
Less allowance for doubtful accounts                               2,210,978        3,506,707
                                                                ------------     ------------
Accounts receivable, net                                        $ 62,142,808     $ 62,995,833
                                                                ============     ============

5. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying condensed consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

                                                                   July 31,       October 31,
                                                                    1998             1998
                                                                ------------     ------------
Costs incurred on contracts in progress                         $ 15,056,642     $ 14,558,444
Estimated earnings thereon                                         3,387,933        3,694,979
                                                                ------------     ------------
                                                                  18,444,575       18,253,423
Less billings to date                                              4,061,955        3,353,015
                                                                ------------     ------------
Costs and estimated earnings in excess of billings              $ 14,382,620     $ 14,900,408
                                                                ============     ============


6. PROPERTY AND EQUIPMENT

The accompanying condensed consolidated balance sheets include the following property and equipment:

                                                                   July 31,       October 31,
                                                                    1998             1998
                                                                ------------     ------------
Land                                                            $  1,592,958     $  1,902,968
Buildings                                                          2,497,103        2,805,165
Leasehold improvements                                             1,459,543        1,496,252
Vehicles                                                          52,287,135       60,298,134
Equipment and machinery                                           34,319,707       37,599,440
Furniture and fixtures                                             5,638,326        6,095,088
                                                                ------------     ------------
Total                                                             97,794,772      110,197,047
Less accumulated depreciation and amortization                    54,929,575       58,551,191
                                                                ------------     ------------
Property and equipment, net                                     $ 42,865,197     $ 51,645,856
                                                                ============     ============

7. NOTES PAYABLE

Notes payable are summarized by type of borrowings as follows:

                                                                   July 31,       October 31,
                                                                    1998             1998
                                                                ------------     ------------
Bank Credit Agreement:
  Term loan                                                     $ 14,250,000     $ 13,500,000
  Equipment term loans                                             3,339,218        2,967,352
Capital lease obligations                                             60,931           99,154
Equipment loans                                                      485,623          424,099
                                                                ------------     ------------
Total                                                             18,135,772       16,990,605
Less current portion                                               4,727,782        4,725,685
                                                                ------------     ------------
Notes payable--non-current                                      $ 13,407,990     $ 12,264,920
                                                                ============     ============


On April 29, 1998, the Company signed an amendment to its bank credit agreement increasing the total facility to $85.0 million. The amended bank credit agreement provides for (i) a $30.0 million revolving working capital facility;
(ii) a $15.0 million standby letter of credit facility; (iii) a $25.0 million revolving equipment acquisition and small business purchase facility; and (iv) a $15.0 million five-year term loan. The revolving working capital facility, the standby letter of credit facility and the revolving equipment facility are available for a two-year period.

The revolving working capital facility bears interest, at the option of the Company, at the bank's prime interest rate minus 1.00% or LIBOR plus 1.50%. As of October 31, 1998, there was no outstanding balance on this facility resulting in an available borrowing capacity of $30.0 million.

The Company had outstanding standby letters of credit issued to the Company's insurance administrators as part of its self-insurance program of $11.4 million at October 31, 1998.

The outstanding loans under the revolving equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the bank's prime interest rate minus 0.75% or LIBOR plus 1.75%. At October 31, 1998, the interest rate on the outstanding revolving equipment and small business purchase facility were at the LIBOR option of 7.56%. The advances under the revolving equipment acquisition and small business purchase facility are converted to term loans with maturities not to exceed 48 months. The outstanding principal on the equipment term loans is payable in monthly installments through February 2001. The amount outstanding on the revolving equipment acquisition and small business purchase facility was $3.0 million at October 31, 1998, resulting in an available borrowing capacity of $22.0 million.

The outstanding principal under the term loan bears interest at the bank's prime interest rate minus 0.50% (7.50% at October 31, 1998). Principal and interest is payable in quarterly installments through April 2003. The amount outstanding on the term loan was $13.5 million at October 31, 1998.

The amended bank credit agreement contains restrictions which, among other things, requires maintenance of certain financial ratios and covenants, restricts encumbrances of assets and creation of indebtedness, and limits the payment of cash dividends. Cash dividends are limited to 50% of each fiscal year's after-tax profits. No cash dividends were paid during the three-month period ended October 31, 1998. The amended bank credit facility is secured by the Company's assets and guaranteed by each of its subsidiaries. At October 31, 1998, the Company was in compliance with all financial covenants and conditions.

In addition to the borrowings under the amended bank credit agreement, certain subsidiaries have outstanding obligations under capital leases and other equipment financing arrangements. The obligations are payable in monthly installments expiring at various dates through July 2001.

Interest costs incurred on notes payable, all of which were expensed for the three-month period ended October 31, 1997 and 1998 were $636,189 and $348,550, respectively. Such amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

8. COMMITMENTS AND CONTINGENCIES

In September 1995, the State of New York commenced a sales and use tax audit of Communications Construction Group, Inc. ("CCG"), a wholly-owned subsidiary, for the years 1989 through 1995. As a result of the audit, certain additional taxes were paid by CCG in fiscal 1996. In addition, the State of New York concluded that cable television service providers are subject to New York State sales taxes for the construction of cable television distribution systems, and by a Notice dated January 1997, asserted amounts due from CCG for sales taxes and interest for the periods through August 31, 1995, aggregating approximately $1.3 million. Any sales taxes asserted against the Company may be offset by use taxes already paid by the customers of the Company. The Company intends to vigorously contest the assertion. The Company is unable to assess the likelihood of any particular outcome at this time or to quantify the effect a resolution of this matter may have on the Company's consolidated financial statements.

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

Results of Operations

In April 1998, Dycom completed the acquisition of CCI and ITI in transactions accounted for as poolings of interests. See Note 2 of the Notes to the Condensed Consolidated Financial Statements. CCI provides construction services to cable television multiple system operators and ITI provides construction and engineering services to local and long-distance telephone companies. Dycom's financial statements and all financial and operating data derived therefrom have been combined for all periods presented herein to include the financial condition and results of operations of CCI and ITI.

The following table sets forth, as a percentage of contract revenues earned, certain items in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

                                                                 For the Three Months Ended
                                                                -----------------------------
                                                                 October 31,      October 31,
                                                                    1997             1998
                                                                ------------     ------------
Revenues:
  Contract revenues earned                                         100.0%           100.0%
  Other, net                                                         0.3              0.6
                                                                ------------     ------------
     Total revenues                                                100.3            100.6

Expenses:
  Cost of earned revenues, excluding depreciation                   78.3             74.7
  General and administrative                                         9.4             10.6
  Depreciation and amortization                                      3.4              3.7
                                                                ------------     ------------
     Total expenses                                                 91.1             89.0
                                                                ------------     ------------
Income before income taxes                                           9.2             11.6
Provision for income taxes                                           2.9              4.7
                                                                ------------     ------------
Historical Net Income                                                6.3              6.9%
                                                                                 ============
Pro forma adjustments to income tax provision                        1.0
                                                                ------------
Pro Forma Net Income                                                 5.3%
                                                                ============


Revenues. Contract revenues increased $17.5 million, or 19.2%, to $108.6 million in the quarter ending October 31, 1998 from $91.1 million in the quarter ended October 31, 1997. Of this increase, $17.0 million was attributable to the telecommunications services group and $0.5 million was attributable to the underground utility locating services group, reflecting an increased market demand for the Company's services.

During the quarter ended October 31, 1998, the Company recognized $98.4 million of contract revenues from the telecommunications services group as compared to $81.4 million for the same period last year. The increase in the Company's telecommunications services group contract revenues reflects increased volume of projects and activities associated with cable television construction services which increased by $6.1 million to $43.5 million in the quarter ended October 31, 1998 from $37.4 million in the same period last year. Also, the telecommunications services group experienced increased volume of services to its existing customers and geographically expanded its presence with its existing customer base by obtaining several new master contracts, which resulted in a $10.9 million increase in contract revenues. Contract revenues recognized from the electrical construction and maintenance services group was $4.9 million for each of the quarters ended October 31, 1998 and 1997. The Company recognized contract revenues of $5.3 million from the underground utility locating services group in the quarter ended October 31, 1998 as compared to $4.8 million in the same period last year, an increase of 11.7%.

Contract revenues from multi-year master service agreements and other long-term agreements represented 69% and 70% of total contract revenues in the quarter ended October 31, 1998 and 1997, respectively. Contract revenues from multi-year master service agreements represented 48% of total contract revenues in each of the quarters ended October 31, 1998 and 1997.

Costs of Earned Revenues. Costs of earned revenues increased $9.9 million to $81.2 million in the quarter ended October 31, 1998 from $71.3 million in the quarter ended October 31, 1997, but decreased as a percentage of contract revenues to 74.7% from 78.3%. Insurance and equipment costs declined as a percentage of contract revenues as a result of effective management of insurance claims, positive results of the corporate safety program, and the buy-out of certain operating leases. Other factors affecting the improved operating margin include increased productivity of the Company's labor force combined with the effective utilization of subcontractors to meet labor demands.

General and Administrative Expenses. General and administrative expenses increased $2.9 million to $11.5 million in the quarter ended October 31, 1998 from $8.6 million in the quarter ended October 31, 1997. The increase in general and administrative expenses for the quarter ended October 31, 1998, as compared to the same period last year, was primarily attributable to increases in administrative salaries, employee benefits and payroll taxes of $1.3 million, provision for doubtful accounts of $0.9 million, registration costs of $0.4 million, and other general and administrative expenses of $0.6 million offset by a reduction in interest costs of $0.3 million associated with the declining balance of notes payable.

Depreciation and Amortization. Depreciation and amortization increased $0.9 million to $4.0 million in the quarter ending October 31, 1998 as compared to $3.1 million in the same period last year. The increase in depreciation and amortization was due to capital expenditures of $12.0 million in the three-month period ended October 31, 1998 as compared to $6.1 million in the three-month period ended October 31, 1997, an increase of $5.9 million. The increased purchases represent capital expenditures in the ordinary course of business, equipment purchased for the start-up of certain long-term contracts, and the buy-out of operating leases on terms favorable to the Company.

Income Taxes. The provision for income taxes was $5.1 million in the three-month period ended October 31, 1998 as compared to $2.6 million in the same period last year. The Company's effective tax rate was 40.6% in the three-month period ended October 31, 1998 as compared to 31.6% in the same period last year. The effective tax rate differs from the statutory rate due to state income taxes, income of Subchapter S Corporations (CCI and ITI) being taxed to their shareholders, the amortization of intangible assets that do not provide a tax benefit, and other non-deductible expenses for tax purposes.

For the three-month period ended October 31, 1997, the provision for income taxes has been adjusted to reflect a pro forma tax provision for pooled companies which were previous Subchapter S Corporations. The pro forma provision for income taxes was $3.6 million and the pro forma effective tax rate was 42.6% for the three-month period ended October 31, 1997.

Liquidity and Capital Resources

The Company's needs for capital are attributable primarily to its needs for equipment to support its contractual commitments to customers and its needs for working capital sufficient for general corporate purposes. Capital expenditures have been financed by operating and capital leases, bank borrowings and internal cash flow. The Company regularly reviews various strategic acquisition opportunities and periodically engages in discussions regarding possible acquisitions. The Company may require additional debt or equity financing for future acquisitions which may not be available on terms favorable to the Company, if at all. The Company's sources of cash have historically been from operating activities, bank borrowings, proceeds arising from the sale of idle and surplus equipment and real property, and the public offering of its common stock.

For the three-month period ended October 31, 1998, net cash provided by operating activities was $12.9 million compared to $5.8 million for the three-month period ended October 31, 1997. Net income and non-cash charges are the primary sources of operating cash flow. Working capital items contributed $1.8 million to operating cash flow for the three-month period ended October 31, 1998 principally through an increase in accounts payable and income taxes offset by an increase in other current assets.

In the three-month period ended October 31, 1998, net cash used in investing activities was $15.7 million as compared to $5.9 million for the same period last year. For the three-month period ended October 31, 1998, capital expenditures of $12.0 million were for the normal replacement of equipment in the ordinary course of business, equipment purchased for the start up of certain long-term contracts, and the buy-out of operating leases on terms favorable to the Company.

In August 1998, the Company purchased a 13.0% equity interest in Witten Technologies, Inc. ("Witten") for $3.0 million. Witten has developed, and is the owner of, various proprietary technologies and materials relating to ground-penetrating radar and the use of other electromagnetic frequencies. In addition to the equity received, the Company has acquired an exclusive license to market certain technologies within the United States and Canada. Witten is being accounted for as an unconsolidated affiliate.

In August 1998 the Company purchased the assets of a business which included a non-compete agreement for $750,000 for use in the telecommunications services group.

In the three-month period ended October 31, 1998, net cash used in financing activities was $1.1 million which was primarily attributable to normal debt payments under the terms of the amended bank credit agreement.

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

The five-year term loan facility is payable in quarterly installments through April 2003. During the three months ended October 31, 1998, the Company repaid $0.8 million on this facility. The revolving equipment acquisition and small business purchase facility, the revolving working capital facility and the standby letter of credit facility are available for a two-year period. At October 31, 1998 the Company has available borrowing capacity of $22.0 million under the revolving equipment acquisition and small business purchase facility, $30.0 million under the revolving working capital facility and $3.6 million under the standby letter of credit facility.

The amended bank credit agreement requires the Company to maintain certain financial covenants and conditions, as well as restricting the encumbrances of assets and the creation of additional indebtedness and limits the payment of cash dividends. At October 31, 1998, the Company was in compliance with all covenants and conditions under the credit agreement.

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

Special Note Concerning Forward Looking Statements

This Quarterly Report on Form 10-Q, including the Notes to Condensed Consolidated Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements. The words "believe", "expect", "anticipate", "intends", "forecast", "project", and similar expressions identify forward looking statements. Such statements may include, but may not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and aquisitions, financial needs or plans and the availability of financing, and plans relating to services of the Company, as well as assumptions relating to the foregoing. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Year 2000 Compliance

The Company has reviewed its computer systems to identify those areas that could be adversely affected by Year 2000 software failures. The Company has converted approximately 85% of its information systems to be Year 2000 compliant. The Company has incurred approximately $1.2 million through October 31, 1998 and approximately $0.3 million will be incurred in the remainder of fiscal 1999 to complete the information system conversions. Although the Company expects that any additional expenditures that may be required in connection with the Year 2000 conversions will not be material, there can be no assurance in this regard. The Company believes that certain of its customers, particularly local exchange and long distance carriers and cable multiple system operators, may be impacted by the Year 2000 problem, which could in turn affect the Company. Currently, the Company cannot predict the effect of the Year 2000 problem on entities with which it transacts business and there can be no assurance it will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. The Company will be formulating a contingency plan prior to the end of the current fiscal year to address the possible effects, if any, of any of its customers experiencing Year 2000 problems.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company has no holdings of derivative financial or commodity instruments at October 31, 1998 although it does have exposure to interest rate risk. At October 31, 1998, the Company performed sensitivity analysis to assess the potential effect of interest rate risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

PART II. OTHER INFORMATION
--------------------------

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

          (27)       Financial Data Schedule

(b) Reports On Form 8-K

No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended October 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYCOM INDUSTRIES, INC.

Registrant



Date:      December 9, 1998                 /s/ Thomas R. Pledger
           -----------------               -----------------------------------
                                                Thomas R. Pledger
                                                Chairman and Chief Executive
                                                Officer


Date:      December 9, 1998                 /s/ Steven Nielsen
           -----------------               -----------------------------------
                                                Steven Nielsen
                                                President and Chief Operating
                                                Officer


Date:      December 9, 1998                 /s/ Douglas J. Betlach
           -----------------               -----------------------------------
                                                Douglas J. Betlach
                                                Vice President, Treasurer, and
                                                Chief Financial Officer