Form 10-Q
period 1999-01-31
DYCOM INDUSTRIES INC
filed 1999-03-11
CIK 67215

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
                               --------   --------

                          Commission file number 0-5423

                             DYCOM INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                  Florida                          59-1277135
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)           Identification No.)


                   4440 PGA Boulevard, Suite 600
                    Palm Beach Gardens, Florida           33410
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

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding as of March 5, 1999
             -----                           -------------------------------

   Common Stock, par value $0.33 1/3                     22,251,582

                             DYCOM INDUSTRIES, INC.

                                      INDEX


                                                                     Page No.
                                                                     --------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets-
            July 31, 1998 and January 31, 1999                            3

          Condensed Consolidated Statements of
            Operations for the Three Months Ended
            January 31, 1998 and 1999                                     4

          Condensed Consolidated Statements of
            Operations for the Six Months Ended
            January 31, 1998 and 1999                                     5

          Condensed Consolidated Statements of
            Cash Flows for the Six  Months Ended
            January 31, 1998 and 1999                                   6-7

          Notes to Condensed Consolidated
            Financial Statements                                       8-13

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                             14-18

  Item 3. Quantitative and Qualitative Disclosures
            about Market Risk                                            18


PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of
            Security Holders                                             19

  Item 6. Exhibits and Reports on Form 8-K                               19


SIGNATURES                                                               20

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                 July 31,        January 31,
ASSETS                                                             1998              1999
                                                               ------------      ------------
CURRENT ASSETS:
Cash and equivalents                                           $ 35,927,307      $ 33,985,787
Accounts receivable, net                                         62,142,808        50,242,669
Costs and estimated earnings in
  excess of billings                                             14,382,620        19,377,664
Deferred tax assets, net                                          2,726,348         2,668,146
Other current assets                                              3,014,199         7,253,689
                                                               ------------      ------------
Total current assets                                            118,193,282       113,527,955
                                                               ------------      ------------

PROPERTY AND EQUIPMENT, net                                      42,865,197        58,126,177
OTHER ASSETS:
Intangible assets, net                                            4,529,270         4,507,489
Deferred tax assets                                                                    53,066
Other                                                               730,342         4,524,833
                                                               ------------      ------------
Total other assets                                                5,259,612         9,085,388
                                                               ------------      ------------

TOTAL                                                          $166,318,091      $180,739,520
                                                               ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                               $ 12,182,699      $ 13,523,311
Notes payable                                                     4,727,782         4,743,624
Accrued self-insured claims                                       2,440,303         2,729,208
Income taxes payable                                              2,812,144           618,362
Other accrued liabilities                                        14,819,181        13,764,652
                                                               ------------      ------------
Total current liabilities                                        36,982,109        35,379,157

NOTES PAYABLE                                                    13,407,990        11,181,614
ACCRUED SELF-INSURED CLAIMS                                       7,454,849         8,403,196
OTHER LIABILITIES                                                10,094,195        11,043,894
                                                               ------------      ------------
Total liabilities                                                67,939,143        66,007,861
                                                               ------------      ------------

COMMITMENTS AND CONTINGENCIES, Note 8
STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share:
  1,000,000 shares authorized; no shares
  issued and outstanding
Common stock, par value $.33 1/3 per share:
  50,000,000 shares authorized; 14,722,731 and 22,240,400
  shares issued and outstanding, respectively                     4,907,577         7,413,466
Additional paid-in capital                                       62,496,252        62,198,781
Retained earnings                                                30,975,119        45,119,412
                                                               ------------      ------------
Total stockholders' equity                                       98,378,948       114,731,659
                                                               ------------      ------------

TOTAL                                                          $166,318,091      $180,739,520
                                                               ============      ============

See notes to condensed consolidated financial statements--unaudited

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                           For the Three Months Ended January 31,
                                           --------------------------------------
                                                1998                      1999
                                            -----------               -----------
REVENUES:
Contract revenues earned                    $80,680,559               $96,727,284
Other, net                                      783,972                   727,268
                                            -----------               -----------
Total                                        81,464,531                97,454,552
                                            -----------               -----------

Expenses:
Costs of earned revenues
  excluding depreciation                     63,636,371                73,468,675
General and administrative                    7,360,048                 8,676,838
Depreciation and amortization                 3,200,637                 4,144,089
                                            -----------               -----------
Total                                        74,197,056                86,289,602
                                            -----------               -----------

INCOME BEFORE INCOME TAXES                    7,267,475                11,164,950
                                            -----------               -----------

PROVISION FOR INCOME TAXES:
Current                                       2,041,386                 4,201,198
Deferred                                        360,468                   313,602
                                            -----------               -----------
Total                                         2,401,854                 4,514,800
                                            -----------               -----------

NET INCOME                                  $ 4,865,621               $ 6,650,150
                                            ===========               ===========

EARNINGS PER COMMON SHARE:
  Basic                                     $      0.23               $      0.30
                                            ===========               ===========

  Diluted                                   $      0.22               $      0.29
                                            ===========               ===========


PRO FORMA NET INCOME AND EARNINGS
  PER COMMON SHARE DATA:
  Income before income taxes                $ 7,267,475
  Pro forma provision for
    income taxes                              2,941,646
                                            -----------

  PRO FORMA NET INCOME                      $ 4,325,829
                                            ===========

  PRO FORMA EARNINGS PER COMMON SHARE:
    Basic                                   $      0.20
                                            ===========

    Diluted                                 $      0.20
                                            ===========

See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                          For the Six Months Ended January 31,
                                                          ------------------------------------
                                                            1998                          1999
                                                        ------------                  ------------
REVENUES:
Contract revenues earned                                $171,813,092                  $205,340,440
Other, net                                                 1,083,904                     1,416,362
                                                        ------------                  ------------
Total                                                    172,896,996                   206,756,802
                                                        ------------                  ------------

Expenses:
Costs of earned revenues
  excluding depreciation                                 134,956,874                   154,648,923
General and administrative                                15,961,757                    20,214,381
Depreciation and amortization                              6,323,371                     8,116,827
                                                        ------------                  ------------
Total                                                    157,242,002                   182,980,131
                                                        ------------                  ------------

INCOME BEFORE INCOME TAXES                                15,654,994                    23,776,671
                                                        ------------                  ------------

PROVISION FOR INCOME TAXES:
Current                                                    4,877,597                     9,627,242
Deferred                                                     173,739                         5,136
                                                        ------------                  ------------
Total                                                      5,051,336                     9,632,378
                                                        ------------                  ------------

NET INCOME                                              $ 10,603,658                  $ 14,144,293
                                                        ============                  ============

EARNINGS PER COMMON SHARE:
  Basic                                                 $       0.52                  $       0.64
                                                        ============                  ============

  Diluted                                               $       0.51                  $       0.63
                                                        ============                  ============


PRO FORMA NET INCOME AND EARNINGS
  PER COMMON SHARE DATA:
  Income before income taxes                            $ 15,654,994
  Pro forma provision for
    income taxes                                           6,514,832
                                                        ------------

  PRO FORMA NET INCOME                                  $  9,140,162
                                                        ============

  PRO FORMA EARNINGS PER COMMON SHARE:
    Basic                                               $       0.45
                                                        ============

    Diluted                                             $       0.44
                                                        ============

See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                        For the Six Months Ended January 31,
                                                                        ------------------------------------
                                                                         1998                           1999
                                                                     ------------                   ------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS FROM:
OPERATING ACTIVITIES:
Net income                                                           $ 10,603,658                   $ 14,144,293
Adjustments to reconcile net cash provided
  by operating activities:
     Depreciation and amortization                                      6,323,371                      8,116,827
     Gain on disposal of assets                                          (177,643)                      (161,439)
     Deferred income taxes                                                173,739                          5,136
Changes in assets and liabilities:
     Accounts receivable, net                                           3,768,114                     11,900,139
     Unbilled revenues, net                                            (2,510,658)                    (4,995,044)
     Other current assets                                                (190,480)                    (4,239,490)
     Other assets                                                          96,963                       (794,491)
     Accounts payable                                                  (4,705,467)                     1,340,612
     Accrued self-insured claims and
       other liabilities                                               (2,153,215)                     1,132,422
     Accrued income taxes                                                (846,507)                    (2,193,782)
                                                                     ------------                   ------------
Net cash inflow from operating activities                              10,381,875                     24,255,183
                                                                     ------------                   ------------

INVESTING ACTIVITIES:
Capital expenditures                                                   (9,986,657)                   (22,810,098)
Proceeds from sale of assets                                              947,830                        553,276
Assets of acquired business                                                                             (750,000)
Investment in unconsolidated affiliate                                                                (3,000,000)
                                                                     ------------                   ------------
Net cash outflow from investing activities                             (9,038,827)                   (26,006,822)
                                                                     ------------                   ------------

FINANCING ACTIVITIES:
Borrowings on notes payable
  and bank lines-of-credit                                              9,569,762                              -
Principal payments on notes payable
  and bank lines-of-credit                                            (21,139,918)                    (2,398,299)
Exercise of stock options                                                 173,955                      2,208,418
Proceeds from stock offering                                           36,958,618                              -
Distributions to shareholders of pooled
  companies                                                            (3,897,000)                             -
                                                                     ------------                   ------------
Net cash inflow (outflow) from financing activities                    21,665,417                       (189,881)
                                                                     ------------                   ------------

NET CASH INFLOW (OUTFLOW) FROM ALL ACTIVITIES                          23,008,465                     (1,941,520)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                             5,276,112                     35,927,307
                                                                     ------------                   ------------

CASH AND EQUIVALENTS AT END OF PERIOD                                $ 28,284,577                   $ 33,985,787
                                                                     ============                   ============

See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

                                                                      For the Six Months Ended January 31,
                                                                      ------------------------------------
                                                                        1998                        1999
                                                                    ----------                  -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND
  NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
  Interest                                                          $1,173,609                  $   657,932
  Income taxes                                                      $5,726,979                  $10,765,623

Property and equipment acquired and financed with:
    Capital lease obligation                                                                    $   187,765

Income tax benefit from stock options exercised                     $  194,483                  $ 1,115,554














See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited


1. The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. ("Dycom" or the "Company") as of July 31, 1998 and January 31, 1999, and the related condensed consolidated statements of operations for the three and six months ended January 31, 1998 and 1999, respectively, and the condensed consolidated statements of cash flows for the six months ended January 31, 1998 and 1999 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and six months ended January 31, 1999 are not necessarily indicative of the results which may be expected for the entire year.

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

PRO FORMA ADJUSTMENTS -- Prior to the acquisition by Dycom, CCI and ITI elected under Subchapter S of the Internal Revenue Code to have the stockholders recognize their proportionate share of CCI's and ITI's taxable income on their personal tax returns in lieu of paying corporate income tax. The pro forma net income and earnings per common share on the condensed consolidated statements of operations reflect a provision for current and deferred income taxes for all periods presented as if the corporations were included in Dycom's federal and state income tax returns. At April 6, 1998, the consummation date of the acquisition, CCI and ITI recorded deferred taxes on the temporary differences between the financial reporting basis and the tax basis of their assets and liabilities. The deferred tax (asset) liability recorded by CCI and ITI was $616,358 and $(11,035), respectively.

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

"Costs and estimated earnings in excess of billings" represents the excess of contract revenues recognized under the percentage-of-completion method of accounting for long-term contracts and work-in-process on unit contracts over billings to date. For those contracts in which billings exceed contract revenues recognized to date, such excesses would be included in the caption "billings in excess of costs and estimated earnings".

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

Amortization expense was $77,545 and $83,741 for the six month periods ended January 31, 1998 and 1999, respectively. The intangible assets are net of accumulated amortization of $1,306,446 at July 31, 1998 and $1,390,188 at January 31, 1999.

SELF-INSURED CLAIMS LIABILITY -- The Company is primarily self-insured, up to certain limits, for automobile and general liability, workers' compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the condensed consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $5,120,000 and $7,330,000 at July 31, 1998 and January 31, 1999, respectively. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated.

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

On December 14, 1998, the Board of Directors declared a three-for-two split of the Company's common stock, effected in the form of a stock dividend paid on January 4, 1999 to shareholders of record on December 23, 1998. All agreements concerning stock options provide for the issuance of additional shares due to the declaration of the stock split. An amount equal to the par value of the common shares issued plus cash paid in lieu of fractional shares was transferred from capital in excess of par value to the common stock account. All references to number of shares and to per share information, except number of shares issued and outstanding as of July 31, 1998, have been adjusted to reflect the stock split on a retroactive basis.

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computation as required by SFAS No. 128.

                                                                                For the Three Months Ended January 31,
                                                                                --------------------------------------
                                                                                  1998                          1999
                                                                               -----------                  -----------
Net income available to common stockholders (numerator)                        $ 4,865,621                  $ 6,650,150
                                                                               ===========                  ===========
Weighted-average number of common shares (denominator)                          21,619,506                   22,199,923
                                                                               ===========                  ===========
Earnings per common share - basic                                              $      0.23                  $      0.30
                                                                               ===========                  ===========

Weighed-average number of common shares                                         21,619,506                   22,199,923
Potential common stock arising from stock options                                  286,590                      412,169
                                                                               -----------                  -----------
Total shares (denominator)                                                      21,906,096                   22,612,092
                                                                               ===========                  ===========
Earnings per common share - diluted                                            $      0.22                  $      0.29
                                                                               ===========                  ===========
PRO FORMA EARNINGS PER SHARE DATA:
Pro forma net income available to common stockholders (numerator)              $ 4,325,829
                                                                               ===========
Pro forma earnings per common share - basic                                    $      0.20
                                                                               ===========
Pro forma earnings per common share - diluted                                  $      0.20
                                                                               ===========





                                                                                 For the Six Months Ended January 31,
                                                                                 ------------------------------------
                                                                                   1998                         1999
                                                                               -----------                  -----------

Net income available to common stockholders (numerator)                        $10,603,658                  $14,144,293
                                                                               ===========                  ===========
Weighted-average number of common shares (denominator)                          20,312,127                   22,144,794
                                                                               ===========                  ===========
Earnings per common share - basic                                              $      0.52                  $      0.64
                                                                               ===========                  ===========

Weighed-average number of common shares                                         20,312,127                   22,144,794
Potential common stock arising from stock options                                  280,908                      381,024
                                                                               -----------                  -----------
Total shares (denominator)                                                      20,593,035                   22,525,818
                                                                               ===========                  ===========
Earnings per common share - diluted                                            $      0.51                  $      0.63
                                                                               ===========                  ===========
PRO FORMA EARNINGS PER SHARE DATA:
Pro forma net income available to common stockholders (numerator)              $ 9,140,162
                                                                               ===========
Pro forma earnings per common share - basic                                    $      0.45
                                                                               ===========
Pro forma earnings per common share - diluted                                  $      0.44
                                                                               ===========

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:


                                                        July 31,          January 31,
                                                          1998                1999
                                                      -----------        ------------
Contract billings                                     $58,888,421        $47,295,278
Retainage                                               4,133,590          4,839,257
Other receivables                                       1,331,775            908,834
                                                      -----------        -----------
Total                                                  64,353,786         53,043,369
Less allowance for doubtful accounts                    2,210,978          2,800,700
                                                      -----------        -----------
Accounts receivable, net                              $62,142,808        $50,242,669
                                                      ===========        ===========


5. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying condensed consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:


                                                        July 31,           January 31,
                                                         1998                  1999
                                                      -----------          -----------
Costs incurred on contracts in progress               $15,056,642          $19,793,680
Estimated earnings thereon                              3,387,933            4,617,836
                                                      -----------         ------------
                                                       18,444,575           24,411,516
Less billings to date                                   4,061,955            5,033,852
                                                      -----------         ------------
Costs and estimated earnings in excess of billings    $14,382,620          $19,377,664
                                                      ===========          ===========


6. PROPERTY AND EQUIPMENT

The accompanying condensed consolidated balance sheets include the following property and equipment:


                                                        July 31,          January 31,
                                                          1998               1999
                                                      -----------        ------------
Land                                                  $ 1,592,958        $  2,077,830
Buildings                                               2,497,103           3,559,155
Leasehold improvements                                  1,459,543           1,448,840
Vehicles                                               52,287,135          66,676,786
Equipment and machinery                                34,319,707          39,568,769
Furniture and fixtures                                  5,638,326           6,218,428
                                                      -----------         -----------
Total                                                  97,794,772         119,549,808
Less accumulated depreciation and amortization         54,929,575          61,423,631
                                                      -----------         -----------
Property and equipment, net                           $42,865,197        $ 58,126,177
                                                      ===========        ============

7. NOTES PAYABLE

Notes payable are summarized by type of borrowings as follows:


                                              July 31,        January 31,
                                               1998              1999
                                           -----------        -----------
Bank Credit Agreement:
  Term loan                                $14,250,000        $12,750,000
  Equipment term loans                       3,339,218          2,595,486
Capital lease obligations                       60,931            202,043
Equipment loans                                485,623            377,709
                                           -----------        -----------
Total                                       18,135,772         15,925,238
Less current portion                         4,727,782          4,743,624
                                           -----------        -----------
Notes payable--non-current                 $13,407,990        $11,181,614
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

The revolving working capital facility bears interest, at the option of the Company, at the bank's prime interest rate minus 1.00% or LIBOR plus 1.50%. As of January 31, 1999, there was no outstanding balance on this facility resulting in an available borrowing capacity of $30.0 million.

The Company had outstanding standby letters of credit issued to the Company's insurance administrators as part of its self-insurance program of $11.4 million at January 31, 1999.

The outstanding loans under the revolving equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the bank's prime interest rate minus 0.75% or LIBOR plus 1.75%. At January 31, 1999, the interest rate on the outstanding revolving equipment and small business purchase facility were at the LIBOR option of 7.00%. The advances under the revolving equipment acquisition and small business purchase facility are converted to term loans with maturities not to exceed 48 months. The outstanding principal on the equipment term loans is payable in monthly installments through February 2001. The amount outstanding on the revolving equipment acquisition and small business purchase facility was $2.6 million at January 31, 1999, resulting in an available borrowing capacity of $22.4 million.

The outstanding principal under the term loan bears interest at the bank's prime interest rate minus 0.50% (7.25% at January 31, 1999). Principal and interest is payable in quarterly installments through April 2003. The amount outstanding on the term loan was $12.8 million at January 31, 1999.

The amended bank credit agreement contains restrictions which, among other things, requires maintenance of certain financial ratios and covenants, restricts encumbrances of assets and creation of indebtedness, and limits the payment of cash dividends. Cash dividends are limited to 50% of each fiscal year's after-tax profits. No cash dividends were paid during the three and six month periods ended January 31, 1999. The amended bank credit facility is secured by the Company's assets and guaranteed by each of its subsidiaries. At January 31, 1999, the Company was in compliance with all financial covenants and conditions.

In addition to the borrowings under the amended bank credit agreement, certain subsidiaries have outstanding obligations under capital leases and other equipment financing arrangements. The obligations are payable in monthly installments expiring at various dates through January 2002.

Interest costs incurred on notes payable, all of which were expensed for the three month period ended January 31, 1998 and 1999 were $461,656 and $316,530, respectively. Interest costs for the six month period ended January 31, 1998 and 1999 were $1,097,845 and $665,080, respectively. Such amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

9. SUBSEQUENT EVENT

On February 3, 1999, the Company acquired all of the outstanding common stock of Locating, Inc. for $10.0 million. Located in Issaquah, Washington, Locating, Inc.'s primary line of business is the locating, marking, and mapping of underground utility facilities for cable television, multiple system operators, telephone companies, and electrical and gas utilities. The Company intends to record this transaction as a purchase.

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

Results of Operations

In April 1998, Dycom completed the acquisition of CCI and ITI in transactions accounted for as poolings of interests. See Note 2 of the Notes to the Condensed Consolidated Financial Statements--(Unaudited). CCI provides construction services to cable television multiple system operators and ITI provides construction and engineering services to local and long-distance telephone companies. Dycom's financial statements and all financial and operating data derived therefrom have been combined for all periods presented herein to include the financial condition and results of operations of CCI and ITI.

The following table sets forth, as a percentage of contract revenues earned, certain items in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

                                                                   For the Three Months Ended January 31,
                                                                   --------------------------------------
                                                                      1998                      1999
                                                                     -------                   ------
Revenues:
  Contract revenues earned                                             100.0%                   100.0%
  Other, net                                                             1.0                      0.8
                                                                     -------                   ------
     Total revenues                                                    101.0                    100.8
Expenses:
  Cost of earned revenues, excluding depreciation                       78.9                     76.0
  General and administrative                                             9.1                      9.0
  Depreciation and amortization                                          4.0                      4.3
                                                                     -------                   ------
     Total expenses                                                     92.0                     89.3
                                                                     -------                   ------
Income before income taxes                                               9.0                     11.5
Provision for income taxes                                               3.0                      4.6
                                                                     -------                   ------
Historical Net Income                                                    6.0                      6.9%
                                                                                               ======
Pro forma adjustments to income tax provision                            0.6
                                                                     -------
Pro Forma Net Income                                                     5.4%
                                                                     =======

                                                                   For the Six  Months Ended January 31,
                                                                   -------------------------------------
                                                                      1998                      1999
                                                                     -------                   ------
Revenues:
  Contract revenues earned                                             100.0%                   100.0%
  Other, net                                                             0.6                      0.7
                                                                     -------                   ------
     Total revenues                                                    100.6                    100.7
Expenses:
  Cost of earned revenues, excluding depreciation                       78.5                     75.3
  General and administrative                                             9.3                      9.8
  Depreciation and amortization                                          3.7                      4.0
                                                                     -------                   ------
     Total expenses                                                     91.5                     89.1
                                                                     -------                   ------
Income before income taxes                                               9.1                     11.6
Provision for income taxes                                               2.9                      4.7
                                                                     -------                   ------
Historical Net Income                                                    6.2                      6.9%
                                                                                               ======
Pro forma adjustments to income tax provision                            0.9
                                                                     -------
Pro Forma Net Income                                                     5.3%
                                                                     =======

REVENUES. Contract revenues increased $16.0 million, or 19.9%, to $96.7 million in the quarter ending January 31, 1999 from $80.7 million in the quarter ended January 31, 1998. Of this increase, $15.3 million was attributable to the telecommunications services group, $0.4 million was attributable to the underground utility locating services group, and $0.3 million was attributable to the electrical services group, reflecting an increased market demand for the Company's services.

During the quarter ended January 31, 1999, the Company recognized $87.3 million of contract revenues from the telecommunications services group as compared to $72.0 million for the same period last year. The increase in the Company's telecommunications services group contract revenues reflects increased volume of projects and activities associated with cable television construction services which increased by $4.7 million to $40.5 million in the quarter ended January 31, 1999. Of the remaining $10.6 million increase in telecommunications contract revenues, $5.2 million related to geographic expansion and an increased volume of services to existing customers under the terms of several new master contracts. Contract revenues recognized from the electrical construction and maintenance services group was $5.2 million and $4.9 million, respectively, for the quarters ended January 31, 1999 and 1998. The Company recognized contract revenues of $4.2 million from the underground utility locating services group in the quarter ended January 31, 1999 as compared to $3.8 million in the same period last year, an increase of 10.7%.

Contract revenues from multi-year master service agreements and other long-term agreements represented 88% and 90% of total contract revenues in the quarter ended January 31, 1999 and 1998, respectively. Contract revenues from multi-year master service agreements represented 46% and 47% of total contract revenues in the quarters ended January 31, 1999 and 1998, respectively.

Contract revenues increased $33.5 million, or 19.5%, to $205.3 million in the six months ending January 31, 1999 from $171.8 million in the six months ended January 31, 1998. Of this increase, $32.3 million was attributable to the telecommunications services group, $1.0 million was attributable to the underground utility locating services group, and $0.2 million was attributable to the electrical services group, reflecting an increased market demand for the Company's services.

During the six months ended January 31, 1999, the Company recognized $185.7 million of contract revenues from the telecommunications services group as compared to $153.4 million for the same period last year. The increase in the Company's telecommunications services group contract revenues reflects increased volume of projects and activities associated with cable television construction services which increased by $10.8 million to $84.0 million in the six months ended January 31, 1999. Of the remaining $21.5 million increase in telecommunications contract revenues, $16.1 million related to geographic expansion and an increased volume of services to existing customers under the terms of several new master contracts. Contract revenues recognized from the electrical construction and maintenance services group was $10.1 million and $9.9 million, respectively, for the six months ended January 31, 1999 and 1998. The Company recognized contract revenues of $9.5 million from the underground utility locating services group in the six months ended January 31, 1999 as compared to $8.5 million in the same period last year, an increase of 11.2%.

Contract revenues from multi-year master service agreements and other long-term agreements represented 88% and 89% of total contract revenues in the six months ended January 31, 1999 and 1998, respectively. Contract revenues from multi-year master service agreements represented 47% of total contract revenues in each of the six months ended January 31, 1999 and 1998.

COSTS OF EARNED REVENUES. Costs of earned revenues increased $9.9 million to $73.5 million in the quarter ended January 31, 1999 from $63.6 million in the quarter ended January 31, 1998, but decreased as a percentage of contract revenues to 76.0% from 78.9%. Costs of earned revenues increased $19.6 million to $154.6 million in the six months ended January 31, 1999 from $135.0 million in the six months ended January 31, 1998, but decreased as a percentage of contract revenues to 75.3% from 78.5%. For the three and six months, respectively, insurance and equipment costs declined as a percentage of contract revenues as a result of effective management of insurance claims, positive results of the corporate safety program, and the buy-out of certain operating leases. Other factors affecting the improved operating margin include increased productivity of the Company's labor force combined with the effective utilization of subcontractors to meet labor demands.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1.3 million to $8.7 million in the quarter ended January 31, 1999 from $7.4 million in the quarter ended January 31, 1998. The increase in general and administrative expenses for the quarter ended January 31, 1999, as compared to the same period last year, was primarily attributable to increases in administrative salaries, employee benefits and payroll taxes of $1.8 million and other general and administrative expenses of $0.4 million offset by a reduction in the provision for doubtful accounts of $0.9 million.

General and administrative expenses increased $4.2 million to $20.2 million in the six months ended January 31, 1999 from $16.0 million in the six months ended January 31, 1998. The increase in general and administrative expenses for the quarter ended January 31, 1999, as compared to the same period last year, was primarily attributable to increases in administrative salaries, employee benefits and payroll taxes of $3.0 million, registration costs of $0.4 million, and other general and administrative expenses of $1.2 million offset by a reduction in interest costs of $0.4 million associated with the declining balance of notes payable.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.9 million to $4.1 million in the quarter ending January 31, 1999 as compared to $3.2 million in the same period last year. The increase in depreciation and amortization was due to capital expenditures of $10.8 million in the three-month period ended January 31, 1999 as compared to $3.9 million in the three-month period ended January 31, 1998, an increase of $6.9 million. The increased purchases represent capital expenditures in the ordinary course of business and equipment purchased for the start-up of certain long-term contracts.

Depreciation and amortization increased $1.8 million to $8.1 million in the six months ending January 31, 1999 as compared to $6.3 million in the same period last year. The increase in depreciation and amortization was due to capital expenditures of $22.8 million in the six month period ended January 31, 1999 as compared to $10.0 million in the six month period ended January 31, 1998, an increase of $12.8 million. The increased purchases represent capital expenditures in the ordinary course of business, equipment purchased for the start-up of certain long-term contracts, and the buy-out of operating leases on terms favorable to the Company.

INCOME TAXES. The provision for income taxes was $4.5 million in the three-month period ended January 31, 1999 as compared to $2.4 million in the same period last year. The Company's effective tax rate was 40.4% in the three-month period ended January 31, 1999 as compared to 33.0% in the same period last year. The effective tax rate differs from the statutory rate due to state income taxes, income of Subchapter S Corporations (CCI and ITI) being taxed to their shareholders, the amortization of intangible assets that do not provide a tax benefit, and other non-deductible expenses for tax purposes.

The provision for income taxes was $9.6 million in the six month period ended January 31, 1999 as compared to $5.1 million in the same period last year. The Company's effective tax rate was 40.5% in the six month period ended January 31, 1999 as compared to 32.3% in the same period last year. The effective tax rate differs from the statutory rate due to state income taxes, income of Subchapter S Corporations (CCI and ITI) being taxed to their shareholders, the amortization of intangible assets that do not provide a tax benefit, and other non-deductible expenses for tax purposes.

For the three and six month periods ended January 31, 1998, the provision for income taxes has been adjusted to reflect a pro forma tax provision for pooled companies which were previous Subchapter S Corporations. The pro forma provision for income taxes was $2.9 million and 6.5 million and the pro forma effective tax rate was 40.5% and 41.6% for the three and six month periods ended January 31, 1998, respectively.

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

For the six-month period ended January 31, 1999, net cash provided by operating activities was $24.3 million compared to $10.4 million for the six-month period ended January 31, 1998. Net income and non-cash charges are the primary sources of operating cash flow. Working capital items contributed $2.2 million to operating cash flow for the six-month period ended January 31, 1999 principally through a decrease in accounts receivable and an increase in accounts payable offset by an increase in other current assets and unbilled revenues and a decrease in income taxes payable.

In the six-month period ended January 31, 1999, net cash used in investing activities was $26.0 million as compared to $9.0 million for the same period last year. For the six-month period ended January 31, 1999, capital expenditures of $22.8 million were for the normal replacement of equipment in the ordinary course of business, equipment purchased for the start up of certain long-term contracts, and the buy-out of operating leases on terms favorable to the Company.

In August 1998, the Company purchased a 13.0% equity interest in Witten Technologies, Inc. ("Witten") for $3.0 million. Witten has developed, and is the owner of, various proprietary technologies and materials relating to ground-penetrating radar and the use of other electromagnetic frequencies. In addition to the equity received, the Company has acquired an exclusive license to market certain technologies within the United States and Canada. Witten is being accounted for as an unconsolidated affiliate. Additionally, the Company purchased the assets of a business which included a non-compete agreement for $750,000 for use in the telecommunications services group.

In the six-month period ended January 31, 1999, net cash used in financing activities was $0.2 million which was primarily attributable to normal debt payments, under the terms of the amended bank credit agreement, of $2.4 million offset by stock options exercised of $2.2 million during the period.

The Company's amended bank credit agreement provides for a total facility of up to $85.0 million. The amended credit facility provides for (i) a $30.0 million revolving working capital facility; (ii) a $15.0 million standby letter of credit facility; (iii) a $25.0 million revolving equipment acquisition and small business purchase facility; and (iv) a $15.0 million five-year term loan.

The five-year term loan facility is payable in quarterly installments through April 2003. During the six months ended January 31, 1999, the Company repaid $1.5 million on this facility. The revolving equipment acquisition and small business purchase facility, the revolving working capital facility and the standby letter of credit facility are available for a two-year period. At January 31, 1999, the Company had available borrowing capacity of $22.4 million under the revolving equipment acquisition and small business purchase facility, $30.0 million under the revolving working capital facility and $3.6 million under the standby letter of credit facility.

The amended bank credit agreement requires the Company to maintain certain financial covenants and conditions, as well as restricting the encumbrances of assets and the creation of additional indebtedness and limits the payment of cash dividends. At January 31, 1999, the Company was in compliance with all covenants and conditions under the credit agreement.

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

Special Note Concerning Forward Looking Statements

This Quarterly Report on Form 10-Q, including the Notes to Condensed Consolidated Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements. The words "believe", "expect", "anticipate", "intends", "forecast", " project", and similar expressions identify forward looking statements. Such statements may include, but may not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and aquisitions, financial needs or plans and the availability of financing, and plans relating to services of the Company, as well as assumptions relating to the foregoing. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Year 2000 Compliance

The Company has reviewed its computer systems to identify those areas that could be adversely affected by Year 2000 software failures. The Company has converted approximately 85% of its information systems to be Year 2000 compliant. The Company has incurred approximately $1.4 million through January 31, 1999 and approximately $0.2 million will be incurred in the remainder of fiscal 1999 to complete the information system conversions. Although the Company expects that any additional expenditures that may be required in connection with the Year 2000 conversions will not be material, there can be no assurance in this regard. The Company believes that certain of its customers, particularly local exchange and long distance carriers and cable multiple system operators, may be impacted by the Year 2000 problem, which could in turn affect the Company. Currently, the Company cannot predict the effect of the Year 2000 problem on entities with which it transacts business and there can be no assurance it will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. The Company will be formulating a contingency plan prior to the end of the current fiscal year to address the possible effects, if any, of its customers experiencing Year 2000 problems.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company has no holdings of derivative financial or commodity instruments at January 31, 1999 although it does have exposure to interest rate risk. At January 31, 1999, the Company performed sensitivity analysis to assess the potential effect of interest rate risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

An annual meeting of shareholders of the Company was held on November 23, 1998 to consider and take action on the election of one director to the Company's Board of Directors and the approval of the 1998 Incentive Stock Option Plan.

The Company's nominee, Mr. Walter L. Revell, was elected. Mr. Revell received 12,026,201 votes for and 67,551 against. The directors whose terms continue after the annual meeting are Messrs. Adams, Nielsen, Pledger, and Younkin.

The Company's 1998 Incentive Stock Option Plan was approved. The Plan received 10,373,905 votes for and 270,904 against with 35,843 votes abstaining.

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

          (27)               Financial Data Schedule


(b) Reports On Form 8-K

No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended January 31, 1999.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DYCOM INDUSTRIES, INC.

Registrant


Date:      March 11, 1999              /s/ Thomas R. Pledger
          -----------------            ----------------------------

                                       Thomas R. Pledger
                                       Executive Chairman






Date:     March 11, 1999               /s/ Steven Nielsen
          -----------------            ----------------------------

                                       Steven Nielsen
                                       President and Chief Executive Officer






Date:     March 11, 1999               /s/ Douglas J. Betlach
          -----------------            ----------------------------

                                       Douglas J. Betlach
                                       Vice President, Treasurer, and
                                       Chief Financial Officer