Form 10-Q
period 1999-04-30
DYCOM INDUSTRIES INC
filed 1999-06-14
CIK 67215

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding as of June 4, 1999
              -----                      ------------------------------

   Common Stock, par value $0.33 1/3               25,554,081

                             DYCOM INDUSTRIES, INC.

                                      INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets-
            July 31, 1998 and April 30, 1999                                                         3

          Condensed Consolidated Statements of
            Operations for the Three Months Ended
            April 30, 1998 and 1999                                                                  4

          Condensed Consolidated Statements of
            Operations for the Nine Months Ended
            April 30, 1998 and 1999                                                                  5

          Condensed Consolidated Statements of
            Cash Flows for the Nine Months Ended
            April 30, 1998 and 1999                                                                6-7

          Notes to Condensed Consolidated
            Financial Statements                                                                  8-14

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                                        15-19

  Item 3. Quantitative and Qualitative Disclosures
            about Market Risk                                                                       19

PART II.  OTHER INFORMATION

Item 5. Other Information                                                                           20

Item 6. Exhibits and Reports on Form 8-K                                                         20-21

SIGNATURES                                                                                          22

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                                         July 31,       April 30,
ASSETS                                                                     1998           1999
                                                                       ------------   ------------
CURRENT ASSETS:
Cash and equivalents                                                   $ 35,927,307   $ 23,956,787
Accounts receivable, net                                                 62,142,808     68,832,220
Costs and estimated earnings in
  excess of billings                                                     14,382,620     34,050,749
Deferred tax assets, net                                                  2,726,348      2,961,075
Other current assets                                                      3,014,199     10,097,277
                                                                       ------------   ------------
Total current assets                                                    118,193,282    139,898,108
                                                                       ------------   ------------

PROPERTY AND EQUIPMENT, net                                              42,865,197     72,854,277
OTHER ASSETS:
Intangible assets, net                                                    4,529,270     58,090,771
Other                                                                       730,342      3,934,594
                                                                       ------------   ------------
Total other assets                                                        5,259,612     62,025,365
                                                                       ------------   ------------

TOTAL                                                                  $166,318,091   $274,777,750
                                                                       ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                       $ 12,182,699   $ 18,092,924
Notes payable                                                             4,727,782     13,177,379
Accrued self-insured claims                                               2,440,303      3,379,925
Billings in excess of costs
 and estimated earnings                                                          --        266,815
Income taxes payable                                                      2,812,144      1,902,563
Other accrued liabilities                                                14,819,181     21,592,181
                                                                       ------------   ------------
Total current liabilities                                                36,982,109     58,411,787

NOTES PAYABLE                                                            13,407,990     34,314,868
ACCRUED SELF-INSURED CLAIMS                                               7,454,849      8,427,903
OTHER LIABILITIES                                                        10,094,195     17,680,487
                                                                       ------------   ------------
Total liabilities                                                        67,939,143    118,835,045
                                                                       ------------   ------------

COMMITMENTS AND CONTINGENCIES, Note 9
STOCKHOLDERS' EQUITY:

Preferred stock, par value $1.00 per share: 1,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $.33 1/3 per share:
  50,000,000 shares authorized; 22,084,097 and 23,047,187
  shares issued and outstanding, respectively                             7,361,366      7,682,396
Additional paid-in capital                                               60,042,463     94,374,437
Retained earnings                                                        30,975,119     53,885,872
                                                                       ------------   ------------
Total stockholders' equity                                               98,378,948    155,942,705
                                                                       ------------   ------------

TOTAL                                                                  $166,318,091   $274,777,750
                                                                       ============   ============

See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                   For the Three Months Ended April 30,
                                                                                   ------------------------------------
                                                                                         1998                  1999
                                                                                    -------------        --------------
REVENUES:
Contract revenues earned                                                            $  95,928,640        $  121,401,998
Other, net                                                                                944,186               962,866
                                                                                    -------------        --------------
Total                                                                                  96,872,826           122,364,864
                                                                                    -------------        --------------

Expenses:
Costs of earned revenues
  excluding depreciation                                                               73,659,560            91,596,083
General and administrative                                                             10,824,214            11,677,686
Depreciation and amortization                                                           3,581,895             4,892,312
                                                                                    -------------        --------------
Total                                                                                  88,065,669           108,166,081
                                                                                    -------------        --------------

INCOME BEFORE INCOME TAXES                                                              8,807,157            14,198,783
                                                                                    -------------        --------------

PROVISION FOR INCOME TAXES:
Current                                                                                 3,178,535             5,020,824
Deferred                                                                                  285,617               411,499
                                                                                    -------------        --------------
Total                                                                                   3,464,152             5,432,323
                                                                                    -------------        --------------

NET INCOME                                                                          $   5,343,005        $    8,766,460
                                                                                    =============        ==============

EARNINGS PER COMMON SHARE:
  Basic                                                                             $        0.24        $         0.39
                                                                                    =============        ==============

  Diluted                                                                           $        0.24        $         0.38
                                                                                    =============        ==============


PRO FORMA NET INCOME AND EARNINGS
  PER COMMON SHARE DATA:
  Income before income taxes                                                        $   8,807,157
  Pro forma provision for
    income taxes                                                                        3,374,916
                                                                                    -------------

  PRO FORMA NET INCOME                                                              $   5,432,241
                                                                                    =============

  PRO FORMA EARNINGS PER COMMON SHARE:

    Basic                                                                           $        0.25
                                                                                    =============

    Diluted                                                                         $        0.24
                                                                                    =============

See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                                     For the Nine  Months Ended April 30,
                                                                                    --------------------------------------
                                                                                          1998                  1999
                                                                                    ---------------        ---------------
REVENUES:
Contract revenues earned                                                            $   267,741,732        $   326,742,438
Other, net                                                                                2,028,090              2,379,228
                                                                                    ---------------        ---------------
Total                                                                                   269,769,822            329,121,666
                                                                                    ---------------        ---------------

Expenses:
Costs of earned revenues
  excluding depreciation                                                                208,616,434            246,245,006
General and administrative                                                               26,785,971             31,892,067
Depreciation and amortization                                                             9,905,266             13,009,139
                                                                                    ---------------        ---------------
Total                                                                                   245,307,671            291,146,212
                                                                                    ---------------        ---------------

INCOME BEFORE INCOME TAXES                                                               24,462,151             37,975,454
                                                                                    ---------------        ---------------

PROVISION FOR INCOME TAXES:
Current                                                                                   8,056,132             14,648,066
Deferred                                                                                    459,356                416,635
                                                                                    ---------------        ---------------
Total                                                                                     8,515,488             15,064,701
                                                                                    ---------------        ---------------

NET INCOME                                                                          $    15,946,663        $    22,910,753
                                                                                    ===============        ===============

EARNINGS PER COMMON SHARE:
  Basic                                                                             $          0.76        $          1.03
                                                                                    ===============        ===============

  Diluted                                                                           $          0.75        $          1.01
                                                                                    ===============        ===============


PRO FORMA NET INCOME AND EARNINGS
  PER COMMON SHARE DATA:
  Income before income taxes                                                        $    24,462,151
  Pro forma provision for
    income taxes                                                                          9,889,748
                                                                                    ---------------

  PRO FORMA NET INCOME                                                              $    14,572,403
                                                                                    ===============

  PRO FORMA EARNINGS PER COMMON SHARE:
    Basic                                                                           $          0.70
                                                                                    ===============

    Diluted                                                                         $          0.69
                                                                                    ===============

See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                    For the Nine Months Ended April 30,
                                                                                    ------------------------------------
                                                                                         1998                  1999
                                                                                    --------------        --------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS FROM:
OPERATING ACTIVITIES:
Net income                                                                          $   15,946,663        $   22,910,753
Adjustments to reconcile net cash provided
  by operating activities:
     Depreciation and amortization                                                       9,905,266            13,009,139
     Gain on disposal of assets                                                           (398,797)             (494,284)
     Deferred income taxes                                                                 459,356              (416,635)
Changes in assets and liabilities:
     Accounts receivable, net                                                           (5,250,508)            2,486,020
     Unbilled revenues, net                                                             (7,587,267)          (17,057,919)
     Other current assets                                                                 (246,704)           (6,337,849)
     Other assets                                                                          317,487               (83,633)
     Accounts payable                                                                   (1,138,836)            4,253,152
     Accrued self-insured claims and
       other liabilities                                                                 2,251,678             8,232,570
     Accrued income taxes                                                                  631,166                60,737
                                                                                    --------------        --------------
Net cash inflow from operating activities                                               14,889,504            26,562,051
                                                                                    --------------        --------------

INVESTING ACTIVITIES:
Capital expenditures                                                                   (16,751,282)          (36,717,730)
Proceeds from sale of assets                                                             1,535,885             1,302,738
Net expenditures for businesses acquired                                                        --           (29,352,213)
Assets of acquired business                                                                     --              (750,000)
Investment in unconsolidated affiliate                                                          --            (3,000,000)
                                                                                    --------------        --------------
Net cash outflow from investing activities                                             (15,215,397)          (68,517,205)
                                                                                    --------------        --------------

FINANCING ACTIVITIES:
Borrowings on notes payable
  and bank lines-of-credit                                                              14,398,865            31,750,000
Principal payments on notes payable
  and bank lines-of-credit                                                             (22,887,995)           (3,149,695)
Exercise of stock options                                                                  199,627             1,384,329
Proceeds from stock offering                                                            36,958,618                    --
Distributions to shareholders of pooled
  companies                                                                             (4,594,002)                   --
                                                                                    --------------        --------------
Net cash inflow from financing activities                                               24,075,113            29,984,634
                                                                                    --------------        --------------

NET CASH INFLOW (OUTFLOW) FROM ALL ACTIVITIES                                           23,749,220           (11,970,520)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                              5,276,112            35,927,307
                                                                                    --------------        --------------

CASH AND EQUIVALENTS AT END OF PERIOD                                               $   29,025,332        $   23,956,787
                                                                                    ==============        ==============


See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

                                                                                       For the Nine Months Ended April 30,
                                                                                    ----------------------------------------
                                                                                          1998                   1999
                                                                                    ---------------        -----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND
  NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
  Interest                                                                          $     1,645,539        $       1,230,300
  Income taxes                                                                      $     7,488,328        $      14,611,808

Property and equipment acquired and
  financed with:
    Capital lease obligation                                                                               $         233,618

Income tax benefit from stock options exercised                                     $       194,483        $       1,115,554

During the nine month period ended April 30, 1999, the Company acquired all of the capital stock of Locating, Inc., Ervin Cable Construction, Inc. And Apex
Digital TV, Inc. at a cost of $10,345,449, $32,706,655, and $21,446,169, respectively. In conjunction with these acquisitions, assets acquired and liabilities assumed were as follows:

            Fair market value of assets acquired, including goodwill                                       $      74,691,937
            Consideration paid                                                                                    64,498,273
                                                                                                           -----------------
            Fair market value of liabilities assumed                                                       $      10,193,664
                                                                                                           =================







See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited

1. The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. ("Dycom" or the "Company") as of July 31, 1998 and April 30, 1999, and the related condensed consolidated statements of operations for the three and nine months ended April 30, 1998 and 1999, respectively, and the condensed consolidated statements of cash flows for the nine months ended April 30, 1998 and 1999 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the nine months ended April 30, 1999 are not necessarily indicative of the results which may be expected for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The condensed consolidated financial statements are unaudited. These statements include Dycom Industries, Inc. and its subsidiaries, all of which are wholly owned. On April 6, 1998, the Company consummated the Cable Com Inc. ("CCI") and Installation Technicians, Inc. ("ITI") acquisitions and issued 1.8 million and 900,000 shares of common stock in exchange for all the outstanding capital stock of CCI and ITI, respectively. These acquisitions were accounted for as poolings of interests and accordingly, the Company's condensed consolidated financial statements include the results of CCI and ITI for all periods presented. Prior to the acquisitions, CCI and ITI used a fiscal year consisting of a 52/53 week time period and, as a result of the merger, have adopted Dycom's fiscal year end of July 31. All periods presented reflect the adoption of such fiscal year end as of the beginning of the period.

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

INTANGIBLE ASSETS -- The excess of the purchase price over the fair market value of the tangible net assets of acquired businesses (goodwill) is amortized on a straight-line basis over a period of 20 to 40 years. The appropriateness of the carrying value of goodwill is reviewed periodically by the Company. An impairment loss is recognized when the projected future cash flows is less than the carrying value of goodwill. No impairment loss has been recognized in the periods presented. Non-compete agreements obtained through the purchase of business assets are amortized on a straight-line basis over the term of the agreements.

Amortization expense was $38,772 and $350,725 for the three month periods and was $116,315 and $434,466 for the nine month periods ended April 30, 1998 and 1999, respectively. The intangible assets are net of accumulated amortization of $1,306,466 at July 31, 1998 and $1,895,076 at April 30, 1999.

SELF-INSURED CLAIMS LIABILITY -- The Company is primarily self-insured, up to certain limits, for automobile and general liability, workers' compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the condensed consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $5,120,000 and $7,360,000 at July 31, 1998 and April 30, 1999, respectively. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated.

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

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for the accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. An exposure draft to amend the statement has been issued and, if adopted, will defer the effective date one year.

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

On December 14, 1998, the Board of Directors declared a three-for-two split of the Company's common stock, effected in the form of a stock dividend paid on January 4, 1999 to shareholders of record on December 23, 1998. All agreements concerning stock options provide for the adjustment of shares to be issued due to the declaration of the stock split. An amount equal to the par value of the common shares issued plus cash paid in lieu of fractional shares was transferred from capital in excess of par value to the common stock account. All references to number of shares and to per share information have been adjusted to reflect the stock split on a retroactive basis.

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computation as required by SFAS No. 128.

                                                                                 For the Three Months Ended April 30,
                                                                                 --------------------------------------
                                                                                      1998                    1999
                                                                                 --------------          --------------
Net income available to common stockholders (numerator)                          $    5,343,005          $    8,766,460
                                                                                 ==============          ==============
Weighted-average number of common shares (denominator)                               22,029,246              22,519,055
                                                                                 ==============          ==============
Earnings per common share - basic                                                $         0.24          $         0.39
                                                                                 ==============          ==============

Weighed-average number of common shares                                              22,029,246              22,519,055
Potential common stock arising from stock options                                       315,510                 440,521
                                                                                 --------------          --------------
Total shares (denominator)                                                           22,344,756              22,959,576
                                                                                 ==============          ==============
Earnings per common share - diluted                                              $         0.24          $         0.38
                                                                                 ==============          ==============

PRO FORMA EARNINGS PER SHARE DATA:

Pro forma net income available to common stockholders (numerator)                $    5,432,241
                                                                                 ==============
Pro forma earnings per common share - basic                                      $         0.25
                                                                                 ==============
Pro forma earnings per common share - diluted                                    $         0.24
                                                                                 ==============



                                                                                    For the Nine Months Ended April 30,
                                                                                 ----------------------------------------
                                                                                      1998                      1999
                                                                                 ---------------          ---------------
Net income available to common stockholders (numerator)                          $    15,946,663          $    22,910,753
                                                                                 ===============          ===============
Weighted-average number of common shares (denominator)                                20,872,413               22,266,846
                                                                                 ===============          ===============
Earnings per common share - basic                                                $          0.76          $          1.03
                                                                                 ===============          ===============

Weighed-average number of common shares                                               20,872,413               22,266,846
Potential common stock arising from stock options                                        293,736                  409,435
                                                                                 ---------------          ---------------
Total shares (denominator)                                                            21,166,149               22,676,281
                                                                                 ===============          ===============
Earnings per common share - diluted                                              $          0.75          $          1.01
                                                                                 ===============          ===============

PRO FORMA EARNINGS PER SHARE DATA:

Pro forma net income available to common stockholders (numerator)                $    14,572,403
                                                                                 ===============
Pro forma earnings per common share - basic                                      $          0.70
                                                                                 ===============
Pro forma earnings per common share - diluted                                    $          0.69
                                                                                 ===============

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:


                                                                  July 31,              April 30,
                                                                    1998                   1999
                                                             -----------------       ----------------
Contract billings                                            $      58,888,421       $     66,838,158
Retainage                                                            4,133,590              4,571,044
Other receivables                                                    1,331,775              1,172,823
                                                             -----------------       ----------------
Total                                                               64,353,786             72,582,025
Less allowance for doubtful accounts                                 2,210,978              3,749,805
                                                             -----------------       ----------------
Accounts receivable, net                                     $      62,142,808       $     68,832,220
                                                             =================       ================


5. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying condensed consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

                                                                July 31,               April 30,
                                                                  1998                   1999
                                                            ----------------        --------------
Costs incurred on contracts in progress                     $     15,056,642        $   43,981,147
Estimated earnings thereon                                         3,387,933            14,209,942
                                                            ----------------        --------------
                                                                  18,444,575            58,191,089
Less billings to date                                              4,061,955            24,407,155
                                                            ----------------        --------------
Costs and estimated earnings in excess of billings          $     14,382,620        $   33,783,934
                                                            ================        ==============
Included in the accompanying condensed consolidated
 balance sheets under the captions:

Costs and estimated earnings in excess of billings          $     14,382,620        $   34,050,749
Billings in excess of costs and estimated earnings                        --               266,815
                                                            ----------------        --------------
                                                            $     14,382,620        $   33,783,934
                                                            ================        ==============




6. PROPERTY AND EQUIPMENT

The accompanying condensed consolidated balance sheets include the following property and equipment:

                                                                July 31,              April 30,
                                                                  1998                  1999
                                                            ----------------      ----------------
Land                                                        $      1,592,958      $      3,122,155
Buildings                                                          2,497,103             5,472,959
Leasehold improvements                                             1,459,543             1,504,167
Vehicles                                                          52,287,135            74,391,803
Equipment and machinery                                           34,319,707            44,722,706
Furniture and fixtures                                             5,638,326             7,168,328
                                                            ----------------      ----------------
Total                                                             97,794,772           136,382,118
Less accumulated depreciation and amortization                    54,929,575            63,527,841
                                                            ----------------      ----------------
Property and equipment, net                                 $     42,865,197      $     72,854,277
                                                            ================      ================

7. NOTES PAYABLE

Notes payable are summarized by type of borrowings as follows:


                                                              July 31,           April 30,
                                                               1998                1999
                                                          ---------------      --------------
Bank Credit Agreement:
  Term loan                                               $    14,250,000      $   12,750,000
  Revolving working capital facilities                                 --           9,750,000
  Equipment term loans                                          3,339,218          23,930,909
Capital lease obligations                                          60,931             253,001
Equipment and other loans                                         485,623             808,337
                                                          ---------------      --------------
Total                                                          18,135,772          47,492,247
Less current portion                                            4,727,782          13,177,379
                                                          ---------------      --------------
Notes payable--non-current                                $    13,407,990      $   34,314,868
                                                          ===============      ==============


On April 27, 1999, the Company signed an amendment to its bank credit agreement increasing the total facility to $175.3 million and extending the facility's maturity to April 2002. The amended bank credit agreement provides for (i) a $17.5 million standby letter of credit facility, (ii) a $50.0 million revolving working capital facility, (iii) a $12.8 million five-year term loan, and (iv) a $95.0 million equipment acquisition and small business purchase facility. The Company is required to pay an annual non-utilization fee equal to 0.15% of the unused portion of the revolving working capital and the equipment acquisition and small business purchase facilities. In addition, the Company pays annual agent and facility commitment fees of $15,000 and $135,000, respectively.

The Company had outstanding standby letters of credit issued to the Company's insurance administrators as part of its self-insurance program of $11.4 million at April 30, 1999.

The revolving working capital facility bears interest, at the option of the Company, at the bank's prime interest rate minus 1.125% or LIBOR plus 1.25%. As of April 30, 1999, there was $9.8 million outstanding balance on this facility resulting in an available borrowing capacity of $40.2 million. The interest rate on the outstanding principal was at the LIBOR option or 6.25% as of April 30, 1999.

The outstanding loans under the revolving equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the bank's prime interest rate minus 0.75% or LIBOR plus 1.50%. At April 30, 1999, the interest rate on the outstanding revolving equipment and small business purchase facility was at the LIBOR option or 6.75%. The advances under the revolving equipment acquisition and small business purchase facility are converted to term loans with maturities not to exceed 48 months. The outstanding principal on the equipment term loans is payable in monthly installments through February 2001. The amount outstanding on the revolving equipment acquisition and small business purchase facility was $23.9 million at April 30, 1999, resulting in an available borrowing capacity of $71.1 million.

The outstanding principal under the term loan bears interest at the bank's prime interest rate minus 0.50% (7.25% at April 30, 1999). Principal and interest is payable in quarterly installments through April 2003. The amount outstanding on the term loan was $12.8 million at April 30, 1999.

The amended bank credit agreement contains restrictions which, among other things, requires maintenance of certain financial ratios and covenants, restricts encumbrances of assets and creation of indebtedness, and limits the payment of cash dividends. Cash dividends are limited to 50% of each fiscal year's after-tax profits. No cash dividends were paid during the three and nine month periods ended April 30, 1999. The amended bank credit facility is secured by the Company's assets and guaranteed by each of its subsidiaries. At April 30, 1999, the Company was in compliance with all financial covenants and conditions.

In addition to the borrowings under the amended bank credit agreement, certain subsidiaries have outstanding obligations under capital leases and other equipment financing arrangements. The obligations are payable in monthly installments expiring at various dates through March 2002.

Interest costs incurred on notes payable, all of which were expensed, were $456,513 and $578,919, for the three month period ended April 30, 1998 and 1999, respectively, and were $1,554,358 and $1,243,999, for the nine month period ended April 30, 1998 and 1999, respectively. Such amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

8. ACQUISITIONS

On February 3, 1999, the Company acquired all of the outstanding common stock of Locating, Inc. ("Locating") for $10.0 million. Located in Issaquah, Washington, Locating's primary line of business is the locating, marking, and mapping of underground utility facilities for cable television multiple system operators, telephone companies, and electrical and gas utilities. On March 31, 1999, the Company purchased all of the outstanding shares of common stock of Ervin Cable Construction, Inc. ("Ervin") for $21.8 million in cash and 258,066 shares of Dycom's common stock for an aggregate purchase price of $32.5 million. Ervin's primary line of business is the construction and installation of new cable television systems as well as providing repair and expansion services to existing cable television systems. On April 1, 1999, the Company issued 516,128 with an aggregate value of $21.4 million of Dycom's common stock to the shareholders of Apex Digital TV, Inc. ("Apex") in exchange for all of the outstanding common stock of Apex. Apex's primary line of business is providing installation and maintenance services to direct broadcast satellite providers. Both Ervin and Apex are located in Sturgis, Kentucky. The Company has recorded the acquisitions of Locating, Ervin, and Apex using the purchase method of accounting. The operating results of Locating, Ervin, and Apex are included in the accompanying consolidated condensed financial statements from the date of purchase.

The direct transaction costs resulting from the acquisitions of Locating, Ervin, and Apex were approximately $590,000. These costs, which include filing fees with regulatory agencies, legal, accounting, and other professional costs, were capitalized as part of the purchase prices of Locating, Ervin, and Apex.

The following unaudited pro forma summary presents the consolidated results of the operations of the Company as if the business combinations had occurred on August 1, 1997:


                                                                 Nine months ended April 30,

                                                                1998                    1999
                                                           --------------          --------------
     Total revenues                                        $  319,571,835          $  372,209,862
     Income before income taxes                            $   25,984,411          $   40,500,256
     Net income                                            $   17,078,403          $   24,129,856
     Earnings per share:

     Basic                                                 $         0.79          $         1.08
     Diluted                                               $         0.78          $         1.06


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

10. COMMON STOCK OFFERING

In April 1999, the Company filed, at its cost, a registration statement for an offering of 2.5 million shares and 200,000 shares of common stock, to be sold by the Company and certain selling stockholders, respectively. The closing of the offering, at $48.50 per share, was consummated on May 19, 1999. On that date, the Company received $115.3 million in proceeds from the offering which was net of an underwriting discount of $2.40 per share. The Company estimates that legal fees and other expenses incurred for this transaction were approximately $450,000. In addition to the shares sold above, the Company and the selling stockholders have granted the underwriters an option to purchase within 30 days after the offering an additional 375,000 and 30,000 shares, respectively, to cover over-allotments.

On June 4, 1999, the Company repaid the outstanding balance of its revolving credit facility of $33.7 million with proceeds of the common stock offering. The remaining proceeds will be used to fund the Company's growth strategy, including acquisitions, working capital and capital expenditures, and for other general corporate purposes.

On June 11, 1999, the underwriters exercised a portion of their option to purchase additional shares to cover over-allotments. The underwriters will purchase 37,038 shares from the Company and 2,962 shares from certain selling stockholders. The Company will receive approximately $1.7 million as payment for the over-allotment.

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

In addition, Dycom completed the acquisitions of Locating, Ervin, and Apex during the three month period ended April 30, 1999. The Company has recorded these acquisitons using the purchase method of accounting and, accordingly, the operating results of Locating, Ervin, and Apex are included in the Company's consolidated condensed financial statements from the date of purchase.

The following table sets forth, as a percentage of contract revenues earned, certain items in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

                                                                                           For the Three Months Ended April 30,
                                                                                        -----------------------------------------
                                                                                               1998                    1999
                                                                                        -----------------      ------------------
Revenues:
  Contract revenues earned                                                                          100.0%                 100.0%
  Other, net                                                                                          1.0                    0.8
                                                                                          ---------------        ---------------
     Total revenues                                                                                 101.0                  100.8
Expenses:
  Cost of earned revenues, excluding depreciation                                                    76.8                   75.5
  General and administrative                                                                         11.3                    9.6
  Depreciation and amortization                                                                       3.7                    4.0
                                                                                          ---------------        ---------------
     Total expenses                                                                                  91.8                   89.1
                                                                                          ---------------        ---------------
Income before income taxes                                                                            9.2                   11.7
Provision for income taxes                                                                            3.6                    4.5
                                                                                          ---------------        ---------------
Historical Net Income                                                                                 5.6                    7.2%
                                                                                                                 ===============
Pro forma adjustments to income tax provision                                                        (0.1)
                                                                                          ---------------
Pro Forma Net Income                                                                                  5.7%
                                                                                          ===============



                                                                                             For the Nine Months Ended April 30,
                                                                                          -----------------------------------------
                                                                                                1998                    1999
                                                                                          -----------------      ------------------
Revenues:
  Contract revenues earned                                                                           100.0%                  100.0%
  Other, net                                                                                           0.8                     0.7
                                                                                          ----------------       -----------------
     Total revenues                                                                                  100.8                   100.7
Expenses:
  Cost of earned revenues, excluding depreciation                                                     77.9                    75.4
  General and administrative                                                                          10.0                     9.7
  Depreciation and amortization                                                                        3.7                     4.0
                                                                                          ----------------       -----------------
     Total expenses                                                                                   91.6                    89.1
                                                                                          ----------------       -----------------
Income before income taxes                                                                             9.2                    11.6
Provision for income taxes                                                                             3.2                     4.6
                                                                                          ----------------       -----------------
Historical Net Income                                                                                  6.0                     7.0%
                                                                                                                 =================
Pro forma adjustments to income tax provision                                                          0.6
                                                                                          ----------------
Pro Forma Net Income                                                                                   5.4%
                                                                                          ================


REVENUES. Contract revenues increased $25.5 million, or 26.6%, to $121.4 million in the quarter ending April 30, 1999 from $95.9 million in the quarter ended April 30, 1998. Of this increase, $20.9 million was attributable to the telecommunications services group, $4.4 million was attributable to the underground utility locating services group, and $0.2 million was attributable to the electrical services group, reflecting a stronger market demand for the Company's services. The companies acquired during the quarter ending April 30, 1999 contributed $8.1 million of the increase in contract revenues; $4.3 million related to the telecommunications services group and $3.8 million related to the underground utility locating services group.

During the quarter ended April 30, 1999, the Company recognized $107.4 million of contract revenues from the telecommunications services group as compared to $86.5 million for the same period last year. The increase in the Company's telecommunications services group contract revenues reflects increased volume of projects and activities associated with cable television construction services which increased by $1.4 million to $48.6 million in the quarter ended April 30, 1999. Of the remaining $19.5 million increase in telecommunications contract revenues, $14.1 million related to geographic expansion and an increased volume of services to existing customers under the terms of several new master contracts. Contract revenues recognized from the electrical construction and maintenance services group was $5.4 million and $5.2 million, respectively, for the quarters ended April 30, 1999 and 1998. The Company recognized contract revenues of $8.6 million from the underground utility locating services group in the quarter ended April 30, 1999 as compared to $4.2 million in the same period last year, an increase of 103.6%.

Contract revenues from multi-year master service agreements and other long-term agreements represented 91.6% and 84.0% of total contract revenues in the quarter ended April 30, 1998 and 1999, respectively. Contract revenues from multi-year master service agreements represented 48.1% and 46.2% of total contract revenues in the quarters ended April 30, 1998 and 1999, respectively.

Contract revenues increased $59.0 million, or 22.0%, to $326.7 million in the nine months ending April 30, 1999 from $267.7 million in the nine months ended April 30, 1998. Of this increase, $53.2 million was attributable to the telecommunications services group, $5.4 million was attributable to the underground utility locating services group, and $0.4 million was attributable to the electrical services group, reflecting a stronger market demand for the Company's services. The companies acquired during the nine month period ending April 30, 1999 contributed $8.1 million of the increase in contract revenues; $4.3 million related to the telecommunications services group and $3.8 million related to the underground utility locating services group.

During the nine months ended April 30, 1999, the Company recognized $293.1 million of contract revenues from the telecommunications services group as compared to $239.9 million for the same period last year. The increase in the Company's telecommunications services group contract revenues reflects increased volume of projects and activities associated with cable television construction services which increased by $14.3 million to $140.5 million in the nine months ended April 30, 1999. Of the remaining $38.9 million increase in telecommunications contract revenues, $40.5 million related to geographic expansion and an increased volume of services to existing customers under the terms of several new master contracts offset by a $1.6 million decline in services provided under bid contracts. Contract revenues recognized from the electrical construction and maintenance services group was $15.4 million and $15.0 million, respectively, for the nine months ended April 30, 1999 and 1998. The Company recognized contract revenues of $18.2 million from the underground utility locating services group in the nine months ended April 30, 1999 as compared to $12.8 million in the same period last year, an increase of 41.9%.

Contract revenues from multi-year master service agreements and other long-term agreements represented 90.5% and 86.6% of total contract revenues in the nine months ended April 30, 1998 and 1999, respectively. Contract revenues from multi-year master service agreements represented 47.5% and 46.9% of total contract revenues in the nine months ended April 30, 1998 and 1999, respectively.

COSTS OF EARNED REVENUES. Costs of earned revenues increased $17.9 million to $91.6 million in the quarter ended April 30, 1999 from $73.7 million in the quarter ended April 30, 1998, but decreased as a percentage of contract revenues to 75.5% from 76.8%. Costs of earned revenues increased $37.6 million to $246.2 million in the nine months ended April 30, 1999 from $208.6 million in the nine months ended April 30, 1998, but decreased as a percentage of contract revenues to 75.4% from 77.9%. For the three and nine months ended April 30, 1999, respectively, insurance and equipment costs declined as a percentage of contract revenues as a result of more effective management of insurance claims, positive results of the corporate safety program, and the buy-out of certain operating leases. Other factors affecting the improved operating margin include increased productivity of the Company's labor force combined with the more effective utilization of subcontractors to meet labor demands.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.9 million to $11.7 million in the quarter ended April 30, 1999 from $10.8 million in the quarter ended April 30, 1998. The increase in general and administrative expenses for the quarter ended April 30, 1999, as compared to the same period last year, was primarily attributable to increases in administrative salaries, employee benefits and payroll taxes of $1.6 million offset by a reduction in other general and administrative expenses of $0.1 and a reduction in the provision for doubtful accounts of $0.6 million.

General and administrative expenses increased $5.1 million to $31.9 million in the nine months ended April 30, 1999 from $26.8 million in the nine months ended April 30, 1998. The increase in general and administrative expenses for the quarter ended April 30, 1999, as compared to the same period last year, was primarily attributable to increases in administrative salaries, employee benefits and payroll taxes of $4.6 million, registration costs of $0.4 million, and other general and administrative expenses of $1.0 million offset by a reduction in interest costs of $0.3 million and a reduction in the provision for doubtful accounts of $0.6 million.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.3 million to $4.9 million in the quarter ending April 30, 1999 as compared to $3.6 million in the same period last year. Depreciation and amortization increased $3.1 million to $13.0 million in the nine months ending April 30, 1999 as compared to $9.9 million in the same period last year. The increase in depreciation and amortization was due to capital expenditures of $37.5 million in the nine month period ended April 30, 1999 as compared to $16.8 million in the nine month period ended April 30, 1998, an increase of $20.7 million. The increased capital expenditures represent capital expenditures in the ordinary course of business, equipment purchased for the start-up of certain long-term contracts, and the buy-out of certain operating leases on terms favorable to the Company.

INCOME TAXES. The provision for income taxes was $5.4 million in the three-month period ended April 30, 1999 as compared to $3.5 million in the same period last year. The Company's effective tax rate was 38.3% in the three-month period ended April 30, 1999 as compared to 39.3% in the same period last year. The effective tax rate differs from the statutory rate due to state income taxes, income of Subchapter S Corporations (CCI and ITI) being taxed to their shareholders, the amortization of intangible assets that do not provide a tax benefit, and other non-deductible expenses for tax purposes.

The provision for income taxes was $15.1 million in the nine month period ended April 30, 1999 as compared to $8.5 million in the same period last year. The Company's effective tax rate was 39.7% in the nine month period ended April 30, 1999 as compared to 34.8% in the same period last year. The effective tax rate differs from the statutory rate due to state income taxes, income of Subchapter S Corporations (CCI and ITI) being taxed to their shareholders, the amortization of intangible assets that do not provide a tax benefit, and other non-deductible expenses for tax purposes.

For the three and nine month periods ended April 30, 1998, the provision for income taxes has been adjusted to reflect a pro forma tax provision for pooled companies which were previous Subchapter S Corporations. The pro forma provision for income taxes was $3.5 million and 9.9 million and the pro forma effective tax rate was 38.3% and 40.4% for the three and nine month periods ended April 30, 1998, respectively.

Liquidity and Capital Resources

The Company's needs for capital are attributable primarily to its needs for equipment to support its contractual commitments to customers and to provide working capital sufficient for general corporate purposes. Capital expenditures have been financed by operating and capital leases, bank borrowings and internal cash flow. The Company regularly reviews various strategic acquisition opportunities and periodically engages in discussions regarding possible acquisitions. The Company may require additional debt or equity financing for future acquisitions which may not be available on terms favorable to the Company, if at all. The Company's sources of cash have historically been from operating activities, bank borrowings, proceeds arising from the sale of idle and surplus equipment and real property, and the public offering of its common stock.

For the nine month period ended April 30, 1999, net cash provided by operating activities was $26.6 million compared to $14.9 million for the nine month period ended April 30, 1998. Net income and non-cash charges are the primary sources of operating cash flow. Working capital items decreased operating cash flow by $8.4 million for the nine month period ended April 30, 1999 principally through an increase in other current assets and unbilled revenues offset by a decrease in accounts receivable and increases in accounts payable, accrued self-insurance claims, and other current liabilities.

In the nine month period ended April 30, 1999, net cash used in investing activities was $68.5 million as compared to $15.2 million for the same period last year. For the nine month period ended April 30, 1999, capital expenditures of $36.7 million were for the normal replacement of equipment in the ordinary course of business, equipment purchased for the start up of certain long-term contracts, and the buy-out of certain operating leases on terms favorable to the Company.

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

On February 3, 1999, the Company acquired all of the outstanding common stock of Locating for $10.0 million. On March 31, 1999, the Company purchased all of the outstanding shares of common stock of Ervin for $21.8 million in cash and 258,066 shares of Dycom's common stock for an aggregate purchase price of $32.5 million. On April 1, 1999, the Company issued 516,128 of Dycom's common stock with a total value of $21.4 million to the shareholders of Apex in exchange for all of the outstanding common stock of Apex. As part of these transactions, the Company acquired cash balances of $2.4 million.

In the nine month period ended April 30, 1999, net cash provided by financing activities was $30.0 million which was primarily attributable to new borrowings from the amended bank credit agreement of $31.8 million used to finance the Company's recent acquisitions and from stock options excercised during the period of $1.4 million. Normal debt payments under the terms of the amended bank credit agreement totalled $3.2 million during the nine month period.

On April 27, 1999, the Company signed an amendment to its bank credit agreement increasing the total facility to $175.3 million and extending the facility's maturity to 2002. The amended credit facility provides for (i) a $17.5 million standby letter of credit facility; (ii) a $50.0 million revolving working capital facility; (iii) a $12.8 million five-year term loan, and (iv) a $95.0 million revolving equipment acquisition and small business purchase facility.

The five-year term loan facility is payable in quarterly installments through April 2002. During the nine months ended April 30, 1999, the Company repaid $1.5 million on this facility. The revolving equipment acquisition and small business purchase facility, the revolving working capital facility and the standby letter of credit facility are available for a two-year period. At April 30, 1999, the Company had available borrowing capacity of $71.1 million under the revolving equipment acquisition and small business purchase facility, $40.2 million under the revolving working capital facility and $3.6 million under the standby letter of credit facility.

The amended bank credit agreement requires the Company to maintain certain financial covenants and conditions, as well as restricting the encumbrances of assets and the creation of additional indebtedness and limits the payment of cash dividends. The amended bank credit facility is secured by the Company's assets and guaranteed by each of its subsidiaries. At April 30, 1999, the Company was in compliance with all covenants and conditions under the credit agreement.

In April 1999, the Company filed, at its cost, a registration statement for an offering of 2.5 million shares and 200,000 shares of common stock, to be sold by the Company and certain selling stockholders, respectively. The closing of the offering, at $48.50 per share, was consummated on May 19, 1999. On that date, the Company received $115.3 million in proceeds from the offering which was net of an underwriting discount of $2.40 per share. The Company estimates that legal fees and other expenses incurred for this transaction were approximately $450,000. In addition to the shares sold above, the Company and the selling stockholders have granted the underwriters an option to purchase within 30 days after the offering an additional 375,000 and 30,000 shares, respectively, to cover over-allotments.

On June 4, 1999, the Company repaid the outstanding balance of its revolving credit facility of $33.7 million with proceeds of the common stock offering. The remaining proceeds will be used to fund the Company's growth strategy, including acquisitions, working capital and capital expenditures, and for other general corporate purposes.

On June 11, 1999, the underwriters exercised a portion of their option to purchase additional shares to cover over-allotments. The underwriters will purchase 37,038 shares from the Company and 2,962 shares from certain selling stockholders. The Company will receive approximately $1.7 million as payment for the over-allotment.

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

Year 2000 Compliance

The Company has reviewed its computer systems to identify those areas that could be adversely affected by Year 2000 software failures. The Company has converted approximately 85% of its information systems to be Year 2000 compliant. The Company has incurred approximately $1.4 million through April 30, 1999 and approximately $0.5 million will be incurred in the remainder of fiscal 1999 to complete the information system conversions, including the implementation and conversion cost of our recently acquired subsidiaries. Although the Company expects that any additional expenditures that may be required in connection with the Year 2000 conversions will not be material, there can be no assurance in this regard. The Company believes that certain of its customers, particularly local exchange and long distance carriers and cable multiple system operators, may be impacted by the Year 2000 problem, which could in turn affect the Company. Currently, the Company cannot predict the effect of the Year 2000 problem on these customers and there can be no assurance it will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. The Company will be formulating a contingency plan prior to the end of the current fiscal year to address the possible effects, if any, of its customers experiencing Year 2000 problems.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company has no holdings of derivative financial or commodity instruments at April 30, 1999 although it does have exposure to interest rate risk. At April 30, 1999, the Company performed sensitivity analysis to assess the potential effect of interest rate risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flows.

PART II. OTHER INFORMATION

--------------------------

Item 5. Other Information.

Douglas J. Betlach, Vice President, Treasurer, and Chief Financial Officer, has decided to pursue other opportunities and will leave the Company effective June 23, 1999. As of the effective date, the Company's Senior Vice President and Chief Administrative Officer, Kenneth G. Geraghty, will assume the Chief Financial Officer's responsibilities. The Company has initiated a search for a new Chief Financial Officer.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibits furnished pursuant to the requirements of Form 10-Q:

       Number                    Description
       ------                    -----------

          (3)(ii) By-Laws of Dycom Industries, Inc. as amended by the Company's Board of Directors on May 24, 1999.

          (11)       Statement re computation of per share earnings

                     All information required by Exhibit 11 is presented within
                     Note 3 of the Company's condensed consolidated financial statements in accordance with the provisions of SFAS No. 128.

          (27)       Financial Data Schedule



(b) Reports On Form 8-K

The following reports on Form 8-K were filed on behalf of the Registrant during the quarter ended April 30, 1999:

(i) The press release announcing the execution of a stock purchase agreement and a merger agreement for the acquisition of Ervin Cable Construction, Inc. and Apex Digital TV, Inc.

            Item Reported: 5
            Date Filed:  March 18, 1999

(ii) The acquisition of Ervin Cable Construction, Inc. and Apex Digital TV, Inc. pursuant to a stock purchase agreement and a merger agreement dated March 12, 1999.

            Items Reported: 2 and 7
            Date Filed: April 15, 1999
            Financial Statements Filed:

                     Audited financial statements of Ervin Cable Construction, Inc. for the year ended December 31, 1998.

                     Audited financial statements of Apex Digital TV, Inc. for the year ended December 31, 1998, and for the period from September 22, 1997 (inception) to December 31, 1997.

                     Unaudited pro forma consolidated balance sheet as of January 31, 1999.

                     Unaudited pro forma consolidated statement of operations for the six months ended January 31, 1999.

                     Unaudited pro forma consolidated statement of operations for the fiscal year ended July 31, 1998.

(iii) The press release announcing the execution of a Second Amended and Restated Credit Facility Agreement dated April 27, 1999 and the backlog of the Registrant as of January 31, 1999.

            Item Reported: 5
            Date Filed: April 29, 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYCOM INDUSTRIES, INC.

Registrant



Date:      June 14, 1999                   /s/ Thomas R. Pledger
           -----------------               ----------------------------
                                           Thomas R. Pledger
                                           Executive Chairman




Date:     June 14, 1999                   /s/ Steven Nielsen
          ------------------              ----------------------------
                                          Steven Nielsen
                                          President and Chief Executive Officer




Date:     June 14, 1999                   /s/ Douglas J. Betlach
          ------------------              ----------------------------
                                          Douglas J. Betlach
                                          Vice President, Treasurer, and
                                          Chief Financial Officer