Form 10-K
period 1999-07-31
DYCOM INDUSTRIES INC
filed 1999-10-07
CIK 67215

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended July 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to ________


                         Commission File Number 0-5423


                             DYCOM INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                           59-1277135
------------------------                            -----------------------
(State of incorporation)                               (I.R.S. Employer
                                                      Identification No.)


4440 PGA Boulevard, Suite 500, Palm Beach Gardens, Florida            33410
-----------------------------------------------------------        -----------
         (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code (561) 627-7171
                                                   -------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                           Name of each exchange on which registered
         -------------------                           -----------------------------------------
  Common Stock, par value $.33 1/3 per share                    New York Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock, par value $.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on September 28, 1999 was $1,014,674,210.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                 Class                Outstanding as of September 28, 1999
                 -----                ------------------------------------
         Common Stock, $.33 1/3                   25,688,461

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

Dycom is a leading provider of specialty contracting services, including engineering, construction and maintenance services, to telecommunications providers throughout the United States. The Company's comprehensive range of telecommunications infrastructure services include the engineering, placement and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers, competitive local exchange carriers, and cable television multiple system operators. Additionally, the Company provides similar services related to the installation of integrated voice, data, and video local and wide area networks within office buildings and similar structures. The Company also provides underground locating services to various utilities and provides construction and maintenance services to electrical utilities. For the fiscal year ended July 31, 1999, specialty contracting services related to the telecommunications industry, underground utility locating, and electrical construction and maintenance contributed approximately 89.4%, 6.0%, and 4.6%, respectively, to the Company's total contract revenues.

Through its 15 wholly-owned subsidiaries, Dycom has established relationships with many leading local exchange carriers, long distance providers, competitive access providers, cable television multiple system operators and electric utilities. Such key customers include BellSouth Telecommunications, Inc., Comcast Cable Communications, Inc., Tele-Communications, Inc., MediaOne, Inc., Sprint Corporation, U.S. West Communications, Inc., GTE Corporation, Florida Power & Light Company, SBC Communications, Inc., and Time Warner, Inc. During fiscal 1999, approximately 84% of the Company's total contract revenues came from multi-year master service agreements and other long-term agreements with large telecommunications providers and electric utilities.

RECENT ACQUISITIONS

In July 1997, Dycom acquired Communications Construction Group, Inc. ("CCG"), a Pennsylvania-based provider of specialty contracting services to cable television multiple system operators. In April 1998, the Company acquired Cable Com Inc. ("CCI"), a Georgia-based firm that provides construction services to cable television multiple system operators, and Installation Technicians, Inc. ("ITI"), a Missouri-based firm that provides construction and engineering services to local and long distance telephone companies. Each of these acquisitions was accounted for as a pooling of interests. See Note 3 of the Notes to the Consolidated Financial Statements. These transactions have diversified Dycom's telecommunications customer base to include a broader mix of work for cable television multiple system operators. The acquisition of CCG also created a greater geographic presence for Dycom in the Mid-Atlantic, Midwest and Northeast regions of the United States, while the acquisitions of CCI and ITI have further expanded the Company's operations in the Midwest, Upper Midwest, Rockie Mountain, and West Coast regions of the United States.

In February 1999, Dycom acquired Locating, Inc. ("LOC"), a Washington State-based company which provides underground utility locating services used to map and mark utilities for cable television, multiple system operators, telephone companies, and electrical and gas utilities. In March 1999, Dycom acquired Ervin Cable Construction, Inc. ("ECC"), a Kentucky-based company which builds and installs new cable television systems and provides repair and expansion services to cable television systems in several states. In March 1999, Dycom also acquired Apex Digital TV, Inc. ("APX"), a Kentucky-based company which installs direct broadcast satellite systems and provides cable sales and repair services in several Midwestern states. In June 1999, Dycom acquired Triple D Communications, Inc. ("DDD"), a Kentucky-based company which constructs and maintains telecommunications systems under master service agreements. Each of these acquisitions was accounted for under the purchase method of accounting. The acquisition of LOC expanded the Company's underground utility locating service operations in the West Coast region of the United States, while the acquisitions of ECC, APX, and DDD expanded the Company's operations in the Midwest and Southeast region of the United States. Additionally, the acquisition of APX provided an extension into a related new business line.

In connection with the acquisitions of CCG, CCI, ITI, LOC, ECC, APX, and DDD, the Company entered into five year employment contracts with certain executive officers of each of the acquired companies.

SPECIALTY CONTRACTING SERVICES


TELECOMMUNICATIONS SERVICES

ENGINEERING. Dycom provides outside plant engineers and drafters to local exchange carriers and competitive access providers. The Company designs aerial, underground and buried fiber optic, coaxial and copper cable systems from the telephone central office to the consumer's home or business. Engineering services for local exchange carriers include the design of service area concept boxes, terminals, buried and aerial drops, transmission and central office equipment design and the proper administration of feeder and distribution cable pairs. For competitive access providers, Dycom designs building entrance laterals, fiber rings and conduit systems. The Company obtains rights-of-way and permits in support of engineering activities, and provides construction management and inspection personnel in conjunction with engineering services or on a stand alone basis. For cable television multiple system operators, Dycom performs make-ready studies, strand mapping, field walk out, computer-aided radio frequency design and drafting, and fiber cable routing and design.

CONSTRUCTION AND MAINTENANCE. The services provided by the Company include the placing and splicing of cable, excavation of trenches in which to place the cable, placement of related structures such as poles, anchors, conduits, manholes, cabinets and closures, placement of drop lines from the main distribution lines to the customer's home or business, and maintenance and removal of these facilities. In addition, the Company installs and maintains transmission and central office equipment. The Company has the capability to directionally bore the placement of cables, a highly specialized and increasingly necessary method of placing buried cable networks in congested urban and suburban markets where trenching is impractical.

PREMISE WIRING. The Company provides premise wiring services to a variety of large corporations and certain governmental agencies. These services, unlike the engineering, construction and maintenance services provided to telecommunications companies, are predominantly limited to the installation, repair and maintenance of telecommunications infrastructure within improved structures. Projects include the placement and removal of various types of cable within buildings and individual offices. These services generally include the development of communication networks within a company or government agency related primarily to the establishment and maintenance of computer operations, telephone systems, Internet access and communications monitoring systems established for purposes of monitoring environmental controls or security procedures.

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

ELECTRICAL CONSTRUCTION AND MAINTENANCE SERVICES

The Company performs electrical construction and maintenance services for electric companies. This construction is performed primarily as a stand alone service, although at times it is performed in conjunction with services for telecommunications providers. These services include installing and maintaining electrical transmission and distribution lines, setting utility poles and stringing electrical lines, principally above ground. The work performed may involve high voltage splicing and, on occasion, the installation of underground high voltage distribution systems. The Company also repairs and replaces lines that are damaged or destroyed as a result of weather conditions.

REVENUES BY CUSTOMER

For the fiscal years ended July 31, 1997, 1998 and 1999, the percentages of the Company's total contract revenues earned were derived from specialty contracting services related to the telecommunications industry, underground utility locating, and electrical construction and maintenance as set forth below.

                                      Year Ended July 31,
                                    ----------------------
                                    1997     1998     1999
                                    ----     ----     ----

Telecommunications                   90%      90%      89%
Electrical utilities                  5        5        5
Various - Utility line locating       5        5        6
                                    ---      ---      ---

   Total                            100%     100%     100%
                                    ===      ===      ===


CUSTOMER RELATIONSHIPS

Dycom's current customers include local exchange carriers such as BellSouth Telecommunications, Inc., SBC Communications, Inc., U.S. West Communications, Inc., GTE Corporation, The Southern New England Telephone Company, and Sprint Corporation. Dycom also currently provides telecommunications engineering, construction and maintenance services to a number of cable television multiple system operators including Comcast Cable Communications Inc., Cablevision, Inc., Tele-Communications, Inc., Falcon Cable Media, Time Warner, Inc. and MediaOne, Inc. Dycom also provides its services to long distance carriers such as MCI Worldcom, Sprint Corporation and AT&T Corporation, as well as to competitive access providers. Premise wiring services have been provided to, among others, Lucent Technologies, Inc., Duke University, International Business Machines Corporation, and several state and local governments. The Company also provides construction and maintenance support to Lee County Electrical Cooperative, Florida Power & Light Company, and Florida Power Corporation.

While the Company's customer base has broadened in recent years, the Company's customer base remains highly concentrated, with its top five customers in fiscal years 1997, 1998 and 1999 accounting in the aggregate for approximately 63%, 65% and 60%, respectively, of the Company's total revenues. During fiscal 1999, approximately 23% of the Company's total revenues were derived from BellSouth Telecommunications, Inc., 15% from Comcast Cable Communications, Inc. and 10% from Tele-Communications, Inc. The Company believes that a substantial portion of its total revenues and operating income will continue to be derived from a concentrated group of customers. The loss of any of such customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Although historically master service agreements have been awarded through a competitive bidding process, recent trends have been toward securing or extending such contracts on negotiated terms. The rapid expansion of the telecommunications market and the immediate needs for upgrading existing, as well as constructing new, telecommunications infrastructure, indicate that this trend may continue.

Sales and marketing efforts of the Company are the responsibility of the management of Dycom and its operating subsidiaries.

BACKLOG

The Company views its backlog to be comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that the Company expects to provide under long-term requirements contracts. The Company's backlog at July 31, 1999 and 1998 was $1.078 billion and $467.7 million, respectively. As of July 31, 1999, the Company expected to complete approximately 44.3% of this backlog within the next fiscal year. Due to the nature of its contractual commitments, in many instances the Company's customers are not committed to the specific volumes of services to be purchased under a contract, but rather the Company is committed to perform these services if requested by the customer. However, the customer is obligated to obtain these services from the Company if they are not performed by the customer internally. Many of the contracts are multi-year agreements, and the Company includes in its backlog the full amount of services projected to be performed over the term of the contract based on its historical relationships with its customers and experience in procurement of this nature. Historically, the Company has not experienced a material variance between the amount of services it expects to perform under a contract and the amount actually performed for a specified period. There can be no assurance, however, as to the customer's requirements during a particular period or that such estimates at any point in time are accurate.

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

The primary claims rising in the Company's business are workers' compensation and other personal injuries, various general liabilities, and vehicle liability (personal injury and property damage). The Company retains the risk, on a per occurrence basis for automobile liability up to $250,000, for general liability up to $250,000, and for workers' compensation, in states where the Company elects to do so, up to $500,000. The Company has an aggregate stop loss coverage for all claims arising in a given year of $12.0 million adjusted for certain exposures in addition to umbrella liability coverage up to a policy limit of $50.0 million.

The Company carefully monitors claims and participates actively in claims estimates and adjustments. The estimated costs of self-insured claims, which include estimates for incurred but not reported claims, are accrued as liabilities on the Company's balance sheet. Due to fluctuations in the Company's loss experience in recent years, insurance accruals have varied from year to year and have had an effect on operating margins. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" and Note 1 of Notes to Consolidated Financial Statements.

COMPETITION

The telecommunications engineering, construction and maintenance services industry, electrical contracting industry, and utility locating industry; in which the Company operates are highly competitive, requiring substantial resources and skilled and experienced personnel. The Company competes with other independent contractors in most of the markets in which it operates, several of which are large domestic companies, some of which may have greater financial, technical, and marketing resources than the Company. In addition, there are relatively few, if any, barriers to entry into the markets in which the Company operates and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor to the Company. A significant portion of the Company's revenues are currently derived from master service agreements and price is often an important factor in the award of such agreements. Accordingly, the Company could be outbid by its competitors in an effort to procure such business. There can be no assurance that the Company's competitors will not develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to the Company's services, or that the Company will be able to maintain or enhance its competitive position. The Company may also face competition from the in-house service organizations of its existing or prospective customers, including telecommunications providers, which employ personnel who perform some of the same types of services as those provided by the Company. Although a significant portion of these services is currently outsourced, there can be no assurance that existing or prospective customers of the Company will continue to outsource telecommunications engineering, construction and maintenance services in the future.

The Company believes that the principal competitive factors in the market for telecommunications engineering, construction and maintenance services, electrical contracting services, and utility locating services; include technical expertise, reputation, price, quality of service, availability of skilled technical personnel, geographic presence, breadth of service offerings, adherence to industry standards and financial stability. The Company believes that it competes favorably with its competitors on the basis of these factors.

EMPLOYEES

As of July 31, 1999, the Company employed approximately 5,750 persons. The number of employees of the Company and its subsidiaries varies according to the work in progress. As a matter of course, the Company maintains a nucleus of technical and managerial personnel from which it draws to supervise all projects. Additional employees are added as needed to complete specific projects.

None of the Company's employees are represented by a labor union, except that CCG is currently a party to a collective bargaining agreement with a local bargaining unit in Philadelphia, Pennsylvania. Approximately twenty of its current employees are subject to the agreement. The Company has never experienced a work stoppage or strike. The Company believes that its employee relations are good.

MATERIALS

In many cases, the Company's customers supply most or all of the materials required for a particular contract; and the Company provides the personnel, tools, and equipment to perform the installation services. However, with respect to an increasing proportion of its contracts, the Company may supply part or all of the materials required. In these instances, the Company is not dependent upon any one source for the products which it customarily utilizes to complete the job. The Company is not presently experiencing, nor does it anticipate experiencing, any difficulties in procuring an adequate supply of materials.

ITEM 2. PROPERTIES

The Company leases its executive offices located in Palm Beach Gardens, Florida. The Company's subsidiaries operate from owned or leased administrative offices, district field offices, equipment yards, shop facilities, and temporary storage locations. The Company owns facilities in Phoenix, Arizona; Durham, North Carolina; Knoxville, Tennessee; Sturgis, Kentucky; Pinellas Park, Florida; and West Palm Beach, Florida. The Company also leases, subject to long-term noncancelable leases, facilities in West Chester, Pennsylvania; Kimberling City, Missouri; Lithonia, Georgia; Issaquah, Washington; and Greensboro, North Carolina. The Company also leases and owns other smaller properties as necessary to enable it to effectively perform its obligations under master service agreements and other specific contracts. The Company believes that its facilities are adequate for its current operations.

ITEM 3. LEGAL PROCEEDINGS

In September 1995, the State of New York commenced a sales and use tax audit of CCG for the years 1989 through 1995. As a result of the audit, certain additional taxes were paid by CCG in fiscal 1996. The State of New York claimed additional amounts due from CCG for the periods through August 31, 1995. In July 1999, CCG settled the tax liabilities mentioned above for $25,000.

In the normal course of business, the Company and certain of its subsidiaries have pending and unasserted claims. It is the opinion of the Company's management, based on information available at this time, that these claims will not have a material adverse impact on the Company's consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year covered by this report, no matters were submitted to a vote of the Company's security holders whether through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DY." The following table sets forth the range of the high and low closing sales prices for each quarter within the last two fiscal years as reported on the NYSE. The table has been adjusted to reflect the 3-for-2 stock split effected in the form of a stock dividend and paid in January 1999.


                               Fiscal 1998                Fiscal 1999
                         ----------------------   -----------------------
                            High         Low         High         Low
                         ---------   ----------   ----------   ----------

First Quarter            $ 18 5/16   $ 11         $ 23 13/16   $ 17  7/8
Second Quarter             17 5/8      12 13/16     39  3/4      23  5/16
Third Quarter              19 5/16     15  5/16     47 11/16     31  1/2
Fourth Quarter             24 3/4      16 13/16     56           45  1/16


As of September 28, 1999, there were approximately 650 holders of record of the Company's $.33 1/3 par value common stock. The common stock closed at a high of $46 5/8 and a low of $30 7/8 during the period August 1, 1999 through September 28, 1999.

The Company currently intends to retain future earnings, and since 1982, no cash dividends have been paid by the Company. The Board of Directors will determine any future change in dividend policies based on financial conditions, profitability, cash flow, capital requirements, and business outlook, as well as other factors relevant at the time. The Company's credit agreement expressly limits the payment of cash dividends to fifty percent (50%) of each fiscal year's after-tax profits. The credit agreement's covenants regarding the Company's debt-to-net worth, quick and current ratios also restrict the Company's ability to pay dividends.

On June 30, 1999 and August 2, 1999, the Company issued 24,896 and 48,873 shares of the Company's common stock for the acquisitions of DDD and Lamberts' Cable Splicing Company, respectively.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data of the Company for the years ended July 31, 1995, 1996, 1997, 1998, and 1999. The Company acquired CCG in July, 1997 and acquired CCI and ITI in April, 1998. These acquisitions have been accounted for as pooling of interests and accordingly, the consolidated financial statements for the periods presented include the accounts of CCG, CCI, and ITI. The table has been adjusted to reflect the 3-for-2 stock split effected in the form of a stock dividend and paid in January 1999. This data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

                                             1995        1996(1)     1997(1)      1998(1)       1999(5)
                                           --------     --------     --------     --------     --------
                                                      In Thousands, Except Per Share Amounts
Operating Data:
   Total Revenues                          $255,045     $247,295     $312,419     $371,363     $473,453
   Income before income taxes                15,153       14,055       23,770       36,081       60,612
   Net income                                11,352        9,922       15,814       23,036       36,450
Per Common Share (2):
   Basic net income                        $   0.61     $   0.53     $   0.84     $   1.09     $   1.58
   Diluted net income                      $   0.61     $   0.52     $   0.83     $   1.07     $   1.55
Pro Forma Earnings (3):
   Income before
       income taxes                        $ 15,153     $ 14,055     $ 23,770     $ 36,081
   Pro forma provision for
       income taxes                           6,343        4,860        9,841       14,420
   Pro forma net income                       8,810        9,195       13,929       21,661
Pro Forma Per
Common Share (2):
   Basic pro forma
       net income                          $   0.47     $   0.49     $   0.74     $   1.02
   Diluted pro forma
       net income                          $   0.47     $   0.48     $   0.73     $   1.01

Balance Sheet Data (at end of period):
   Total assets                            $ 81,759     $ 82,483     $112,512     $166,318     $384,550
   Long-term obligations (4)               $ 29,002     $ 23,778     $ 20,651     $ 21,561     $ 18,653

   Stockholders' equity                    $ 19,871     $ 27,785     $ 42,427     $ 98,379     $287,291
   Cash dividends per share                      --           --           --           --           --


(1) The results of operations for fiscal 1996, 1997, 1998 include a $1.1 million, $0.3 million and $0.4 million reduction in the deferred tax valuation allowance, respectively.
(2) Basic and diluted earnings per common share have replaced primary and fully diluted earnings per common share, respectively, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." See Note 2 of the Notes to the Consolidated Financial Statements.
(3) The provision for income taxes has been adjusted to reflect a pro forma tax provision for pooled companies which were previously "S Corporations." See Note 1 of the Notes to the Consolidated Financial Statements.
(4) For fiscal 1998, certain customer advances have been reclassified as current liabilities in order to present comparable periods.
(5) Amounts include the results and balances of LOC, ECC, APX, and DDD from their respective acquisition dates until July 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Dycom derives most of its contract revenues earned from specialty contracting services, including engineering, construction and maintenance services, to the telecommunications industry. Additionally, the Company provides similar services related to the installation of integrated voice, data and video, local and wide area networks, within office buildings and similar structures. In addition, contract revenues earned are derived from underground utility locating services and from maintenance and construction services provided to the electric utility industry. The Company currently performs work for more than 25 local exchange carriers, cable television multiple system operators, long distance carriers, competitive access providers, and electric utilities throughout the United States. The Company expects that future growth in contract revenues earned will be generated from (i) increasing the volume of services to existing customers;
(ii) expanding the scope of services to existing customers; (iii) broadening its customer base; and (iv) geographically expanding its service area. Growth is expected to result from internal sources as well as through acquisitions. Other revenues include interest income and gain on sale of surplus equipment.

In July 1997, Dycom completed the acquisition of CCG and in April 1998, Dycom completed the acquisitions of CCI and ITI. See Note 3 of the Notes to the Consolidated Financial Statements. Each of these transactions was accounted for as a pooling of interests. Dycom's financial statements and all financial and operating data derived therefrom have been combined for all periods presented herein to include the financial condition and results of operations of CCG, CCI and ITI. During fiscal 1999, the Company acquired LOC, ECC, APX, and DDD. Each of these transactions was accounted for using the purchase method of accounting. The Company's results include the results of LOC, ECC, APX, and DDD from their respective acquisition dates until July 31, 1999.

Dycom provides services to its customers pursuant to multi-year master service agreements and long- and short-term contracts for particular projects. Under master service agreements, Dycom agrees to provide, for a period of several years, all specified service requirements to its customer within a given geographical territory. Under the terms of such agreements, the customer can typically terminate the agreement with 90 days prior written notice. The customer, with certain exceptions, agrees to purchase such services from Dycom. Materials to be used in these jobs are generally provided by the customer. Master service agreements generally provide that Dycom will furnish a specified unit of service for a specified unit price (e.g., fiber optic cable will be installed underground for a specified rate of dollars per foot). The Company recognizes revenue under master service agreements as the related work is performed. Dycom is currently party to approximately 50 master service agreements, which may be either bid or negotiated. Master service agreements are typically bid initially and may be extended by negotiation. The remainder of Dycom's services are provided pursuant to contracts for particular jobs. Long-term contracts relating to specific projects have terms in excess of one year from the contract date. Short-term contracts are generally from three to four months in duration from the contract date, depending upon the size of the project. Contract revenues from multi-year master service agreements and other long-term agreements represented 84% and 90% of total contract revenues in fiscal 1999 and 1998, respectively, of which contract revenues from multi-year master service agreements represented 48% and 49% of total contract revenues, respectively.

Cost of earned revenues includes all direct costs of providing services under the Company's contracts, other than depreciation on fixed assets owned by the Company or utilized by the Company under capital leases, which are included in depreciation and amortization expense. Cost of earned revenues includes all costs of construction personnel, subcontractor costs, all costs associated with operation of equipment, excluding depreciation, materials not supplied by the customer and insurance. Because the Company retains the risk for automobile and general liability, workers' compensation, and employee group health claims; subject to certain limits; a change in experience or actuarial assumptions that did not affect the rate of claims payments could nonetheless materially affect results of operations in a particular period. General and administrative costs include all costs of holding company and subsidiary management personnel, rent, utilities, travel and centralized costs such as insurance administration, interest on debt, professional costs and certain clerical and administrative overhead. The Company's management personnel, including subsidiary management, undertake all sales and marketing functions as part of their management responsibilities and, accordingly, the Company does not incur material selling expenses.

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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of contract revenues earned, certain items in the Company's statement of operations for the periods indicated:

                                                          Year Ended July 31,
                                                      ---------------------------
                                                       1997       1998       1999
                                                      -----      -----      -----
Revenues:
   Contract revenues earned                           100.0%     100.0%     100.0%
   Other, net                                           0.4        0.7        0.7
                                                      -----      -----      -----

        Total revenues                                100.4      100.7      100.7
                                                      -----      -----      -----
Expenses:
   Cost of earned revenue, excluding depreciation      79.0       77.3       74.0
   General and administrative                           9.9       10.0        9.5
   Depreciation and amortization                        3.8        3.6        4.3
                                                      -----      -----      -----

        Total expenses                                 92.7       90.9       87.8
                                                      -----      -----      -----
Income before income taxes                              7.7        9.8       12.9
Provision for income taxes                              2.6        3.6        5.1
                                                      -----      -----      -----

Net income                                              5.1        6.2        7.8%
                                                                            =====
Pro forma adjustment to income tax provision            0.6        0.3
                                                      -----      -----
Pro forma net income                                    4.5%       5.9%
                                                      =====      =====



YEAR ENDED JULY 31, 1999 COMPARED TO YEAR ENDED JULY 31, 1998

REVENUES. Contract revenues increased $101.4 million, or 27.5%, to $470.1 million in fiscal 1999 from $368.7 million in fiscal 1998. Of this increase, $89.5 million was attributable to specialty contracting services provided to telecommunications companies, $1.4 million was attributable to construction and maintenance services provided to electrical utilities and $10.5 million was attributable to underground utility locating services provided to various utilities, reflecting an increased overall market demand for the Company's services. During fiscal 1999, the Company recognized $420.1 million of contract revenues from telecommunications services as compared to $330.6 million in fiscal 1998. The increase in the Company's telecommunications service revenues reflects an increased volume of projects and activity associated with cable television services, and an increase in services performed in the design and installation of broadband networks, telephone engineering services, telephony splicing services, premise wiring services, and revenues from services performed under master service agreements. The Company recognized contract revenues of $21.6 million from electric construction and maintenance services in fiscal 1999 as compared to $20.2 million in fiscal 1998, an increase of 6.9%. The Company recognized contract revenues of $28.3 million from underground utility locating services in fiscal 1999 as compared to $17.9 million in fiscal 1998, an increase of 58.7%. The companies acquired in fiscal 1999 contributed $30.5 million of the increase in contract revenues.

Contract revenues from multi-year master service agreements and other long-term agreements represented 84% of total contract revenues in fiscal 1999 as compared to 90% in fiscal 1998, of which contract revenues from multi-year master service agreements represented 48% of total contract revenues in fiscal 1999 as compared to 49% in fiscal 1998.

COST OF EARNED REVENUES. Cost of earned revenues increased $62.7 million to $347.7 million in fiscal 1999 from $285.0 million in fiscal 1998, but decreased as a percentage of contract revenues to 74.0% from 77.3%. Direct labor, subcontractor costs, equipment costs, and insurance costs declined slightly as a percentage of contract revenues as a result of improved productivity, improved safety, and the utilization of more modern equipment.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $8.3 million to $45.0 million in fiscal 1999 from $36.7 million in fiscal 1998, but decreased as a percentage of contract revenues to 9.5% in fiscal 1999 from 10.0% in fiscal 1998. The increase in general and administrative expenses was primarily attributable to a $5.9 million increase in administrative salaries, bonuses, employee benefits and payroll taxes.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $6.6 million to $20.1 million in fiscal 1999 from $13.5 million in fiscal 1998, and increased as a percentage of contract revenues to 4.3% from 3.6%. The increase in amount reflects the depreciation of additional capital expenditures incurred in the ordinary course of business and the amortization of goodwill related to acquisitions made in fiscal 1999.

INCOME TAXES. The provision for income taxes was $24.2 million in fiscal 1999 as compared to $13.0 million in fiscal 1998. The Company's effective tax rate was 39.9% in fiscal 1999 as compared to 36.2% in fiscal 1998. The effective tax rate differs from the statutory tax rate due to state income taxes, the amortization of intangible assets that do not provide a tax benefit, and other non-deductible expenses for tax purposes. As of the date of the merger, CCI and ITI recognized a combined deferred tax liability of $0.6 million which was included in the results of operations for the quarter ended April 30, 1998. As of the date of acquisition, APX recognized a deferred tax liability of $0.1 million.

The provision for income taxes was $24.2 million in fiscal 1999 as compared to the pro forma provision for income taxes of $14.4 million in fiscal 1998. The effective tax rate was 39.9% in fiscal 1999 as compared to the pro forma effective tax rate of 40.0% in fiscal 1998.

NET INCOME. Net income increased to $36.4 million in fiscal 1999 from $23.0 million in fiscal 1998, a 58.2% increase. Net income increased to $36.4 million in fiscal 1999 from proforma net income of $21.7 million in fiscal 1998, a 68.3% increase.

YEAR ENDED JULY 31, 1998 COMPARED TO YEAR ENDED JULY 31, 1997

REVENUES. Contract revenues increased $57.5 million, or 18.5%, to $368.7 million in fiscal 1998 from $311.2 million in fiscal 1997. Of this increase, $51.8 million was attributable to specialty contracting services provided to telecommunications companies, $2.8 million was attributable to construction and maintenance services provided to electrical utilities and $2.9 million was attributable to underground utility locating services provided to various utilities, reflecting an increased overall market demand for the Company's services. During fiscal 1998, the Company recognized $330.6 million of contract revenues from telecommunications services as compared to $278.8 million in fiscal 1997. The increase in the Company's telecommunications service revenues reflects an increased volume of projects and activity associated with cable television services, and an increase in services performed in the design and installation of broadband networks, telephone engineering services, telephony splicing services, premise wiring services, and revenues from services performed under master service agreements. The Company recognized contract revenues of $20.2 million from electric construction and maintenance services in fiscal 1998 as compared to $17.4 million in fiscal 1997, an increase of 16.1%. The Company recognized contract revenues of $17.9 million from underground utility locating services in fiscal 1998 as compared to $15.0 million in fiscal 1997, an increase of 19.3%.

Contract revenues from multi-year master service agreements and other long-term agreements represented 90% of total contract revenues in fiscal 1998 as compared to 84% in fiscal 1997, of which contract revenues from master service agreements represented 49% of total contract revenues in fiscal 1998 as compared to 51% in fiscal 1997.

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

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $5.9 million to $36.7 million in fiscal 1998 from $30.8 million in fiscal 1997, and increased slightly as a percentage of contract revenues to 10.0% from 9.9% of contract revenues. The increase in general and administrative expenses was primarily attributable to a $2.4 million increase in administrative salaries, bonuses, employee benefits and payroll taxes and an increase of $1.2 million in the provision for doubtful accounts. Acquisition and merger related expenses charged to general and administrative expenses were $0.6 million and $0.4 million in fiscal 1998 and 1997, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's needs for capital are attributable primarily to its needs for equipment to support its contractual commitments to customers and its needs for working capital sufficient for general corporate purposes. Capital expenditures have been financed by operating and capital leases, by bank borrowings, and internal cash flows. To the extent that the Company seeks to grow by acquisitions that involve consideration other than Company stock, the Company's capital requirements may increase, although the Company is not currently subject to any commitments or obligations with respect to any acquisitions. The Company's sources of cash historically have been from operating activities, equity offerings, bank borrowings and from proceeds arising from the sale of idle and surplus equipment and real property.

For fiscal 1999, net cash provided by operating activities was $37.3 million compared to $30.6 million for fiscal 1998 and $12.8 million for fiscal 1997. The increase in fiscal 1999 was due primarily to an increase in net income. The increase was also attributable to funds advanced by a customer for materials and start-up expenses related to a long-term construction contract. The total amounts advanced at July 31, 1999 were $24.6 million, of which $15.2 million was advanced during fiscal 1999.

For fiscal 1999, net cash used in investing activities for capital expenditures was $49.5 million, compared to $21.5 million in 1998 and $16.1 million in 1997. For 1999, 1998 and 1997, these capital expenditures were for the normal replacement of equipment and the buyout of certain operating leases on terms favorable to the Company.

In August 1998, the Company purchased a 13.0% equity interest in Witten Technologies, Inc. ("Witten") for $3.0 million. Witten has developed, and is the owner of, various proprietary technologies and materials relating to ground-penetrating radar and the use of other electromagnetic frequencies. In addition to the equity received, the Company has acquired an exclusive license to market certain technologies within the United States and Canada. The Company's investment in Witten is being accounted for using the equity method of accounting.

On February 3, 1999, the Company acquired all of the outstanding common stock of Locating for $10.0 million and various transaction costs. On March 31, 1999, the Company purchased all of the outstanding shares of common stock of Ervin for $21.8 million in cash and 258,066 shares of Dycom's common stock for an aggregate purchase price of $32.5 million before various transaction costs. On April 1, 1999, the Company issued 516,128 of Dycom's common stock with a total value of $21.4 million to the shareholders of Apex in exchange for all of the outstanding common stock of Apex. On June 30, 1999, the Company purchased all of the outstanding shares of common stock of Triple D Communications, Inc. for $1.7 million in cash and 24,896 shares of Dycom's common stock for an aggregate purchase price of $2.9 million. As part of these transactions, the Company acquired cash balances of $2.9 million.

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

The Company had outstanding standby letters of credit issued to the Company's insurance administrators as part of its self-insurance program of $13.4 million at July 31, 1999.

The revolving working capital facility bears interest, at the option of the Company, at the bank's prime interest rate minus 1.125% or LIBOR plus 1.25%. As of July 31, 1999, there was no outstanding balance on this facility resulting in an available borrowing capacity of $50.0 million.

The outstanding loans under the revolving equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the bank's prime interest rate minus 0.75% or LIBOR plus 1.50%. The advances under the revolving equipment acquisition and small business purchase facility are converted to term loans with maturities not to exceed 48 months. The outstanding principal on the equipment term loans is payable in quarterly installments through February 2001. There were no amounts outstanding on the revolving equipment acquisition and small business purchase facility at July 31, 1999, resulting in an available borrowing capacity of $95.0 million.

The outstanding principal under the term loan bears interest at the bank's prime interest rate minus 0.50% (7.25% at July 31, 1999). Principal and interest is payable in semiannual installments through April 2003. The amount outstanding on the term loan was $11.8 million at July 31, 1999.

The amended bank credit agreement contains restrictions which, among other things, requires maintenance of certain financial ratios and covenants, restricts encumbrances of assets and creation of indebtedness, and limits the payment of cash dividends. Cash dividends are limited to 50% of each fiscal year's after-tax profits. No cash dividends were paid during the year ended July 31, 1999. At July 31, 1999, the Company was in compliance with all financial covenants and conditions.

All obligations under the amended credit agreement are unconditionally guaranteed by the Company's subsidiaries and secured by security interests in certain property and assets of the Company and its subsidiaries.

The Company's recently acquired subsidiaries, CCI and ITI, had credit facilities entered into prior to the acquisition by Dycom. CCI had a $5.2 million revolving credit facility for funding working capital and a $2.0 million term note incurred to purchase equipment. The interest rate on the revolving credit facility was at the bank's prime interest rate and the interest rate on the term loan was at 8.75%. ITI had a $2.0 million revolving credit facility for funding working capital and a $0.5 million multiple advance term facility for equipment acquisitions. The interest rate on the revolving credit facility and the multiple advance term facility were at the bank's prime interest rate. The obligations were secured by substantially all of CCI's and ITI's assets. The facilities contained restrictions, which among other things, required the maintenance of certain financial ratios and covenants and restricted the payment of cash dividends. During the fourth quarter of fiscal 1998, the Company paid off the outstanding balances of $8.1 million under these facilities with existing cash balances and subsequently terminated such facilities.

The Company's recently acquired subsidiaries, ECC and APX, had credit facilities entered into prior to the acquisition by Dycom. ECC's revolving credit facility had an $8.0 million line for funding working capital. The interest rate on the revolving credit facility was at the bank's prime interest rate plus 1.0 percent. APX's revolving credit facility had a $3.5 million line for funding working capital. The interest rate on the revolving credit facility was at the bank's prime interest rate plus 1.5 percent. The obligations were secured by substantially all of ECC's and APX's assets. The facilities contained restrictions, which among other things, required the maintenance of certain financial ratios and covenants and restricted the payment of cash dividends. During the fourth quarter of fiscal 1999, the Company paid off the outstanding balances of $1.9 million under these facilities with existing cash balances and subsequently terminated such facilities.

The Company concluded the public offering of 4,050,000 shares of its common stock on November 4, 1997. The Company offered 2,360,067 shares and selling shareholders offered 1,689,933 shares at an offering price of $13.33 per share. The Company received $29,736,844 on November 10, 1997 which was net of an underwriting discount of $0.73 per share. Additionally, the underwriters exercised their option to purchase 607,500 shares to cover over-allotments. The Company received $7,654,500 on November 25, 1997 as payment for the over-allotments. The total offering proceeds, net of offering expenses of $432,726, are included in stockholders equity on the July 31, 1998 balance sheet. On November 28, 1997, the Company repaid the outstanding balance of its revolving credit facility and will use the balance of the proceeds to fund the Company's growth strategy, including acquisitions, working capital and capital expenditures and for other general corporate purposes.

In April 1999, the Company filed, at its cost, a registration statement for an offering of 2.5 million shares and 200,000 shares of common stock, to be sold by the Company and certain selling stockholders, respectively. The closing of the offering, at $48.50 per share, was consummated on May 19, 1999. On that date, the Company received $115.3 million in proceeds from the offering which was net of an underwriting discount of $2.40 per share. The Company incurred legal fees and other expenses for this transaction of approximately $510,000. In addition to the shares sold above, the Company and the selling stockholders granted the underwriters an option to purchase within 30 days after the offering an additional 375,000 and 30,000 shares, respectively, to cover over-allotments.

On June 4, 1999, the Company repaid the outstanding balance of its revolving credit facility of $33.7 million with proceeds of the May 1999 common stock offering. The remaining proceeds will be used to fund the Company's growth strategy, including acquisitions, working capital and capital expenditures, and for other general corporate purposes. On June 11, 1999, the underwriters exercised a portion of their option to purchase additional shares to cover over-allotments. The underwriters purchased 37,036 shares from the Company and 2,962 shares from certain selling stockholders. The Company received approximately $1.7 million as payment for the over-allotment.

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

SPECIAL NOTE CONCERNING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including the Notes to the Consolidated Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. The words "believe," "expect," "anticipate," "intends," "forecast," " project," and similar expressions identify forward-looking statements. Such statements may include, but may not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financial needs or plans and the availability of financing, and plans relating to services of the Company, as well as assumptions relating to the foregoing. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" which establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosures about products and services, geographic areas, and major customers. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company adopted SFAS No. 131 in fiscal 1999. See Note 18 of the Notes to the Consolidated Financial Statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for the accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 by one year to periods beginning after June 15, 2000. Management is currently evaluating the requirements and related disclosures of SFAS No. 133.

YEAR 2000 COMPLIANCE

The Company has reviewed its computer systems to identify those areas that could be adversely affected by Year 2000 software failures. The Company has verified or converted approximately 95% of its mission critical applications and 95% of support hardware and software to be Year 2000 compliant. The Company expects to complete the verification and conversion of its mission critical applications and support hardware and software by December 1999. The Company has incurred approximately $1.5 million through July 31, 1999 and approximately $0.4 million will be incurred in the remainder of calendar year 1999 to complete the information system conversions, including the implementation and conversion cost of our recently acquired subsidiaries. Although the Company expects that any additional expenditures that may be required in connection with the Year 2000 conversions will not be material, there can be no assurance in this regard. The Company believes that certain of its customers, particularly local exchange and long distance carriers and cable multiple system operators, may be impacted by the Year 2000 problem, which could in turn affect the Company. The Company also believes that certain of its suppliers may be impacted by the Year 2000 problem. Currently, the Company cannot predict the effect of the Year 2000 problem on these customers and suppliers and there can be no assurance it will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. However, the Company believes that its capital resources together with existing cash balances are sufficient to meet its financial obligations and to support the Company's normal replacement of equipment at its current level of business should customers' payments be delayed by Year 2000 problems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at July 31, 1998. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. At July 31, 1999, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially affect the Company's financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Registrant's consolidated financial statements and related notes and independent auditors' report follow on subsequent pages of this report.

Dycom Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
JULY 31, 1998 and 1999


                                                                                      1998             1999
                                                                                  ------------     ------------
ASSETS

CURRENT ASSETS:
Cash and equivalents                                                              $ 35,927,307     $ 97,955,007
Accounts receivable, net                                                            62,142,808       95,284,031
Costs and estimated earnings in excess of billings                                  14,382,620       32,878,667
Deferred tax assets, net                                                             2,726,348        3,503,379
Inventories                                                                          2,066,797       10,222,964
Other current assets                                                                   947,402        1,285,297
                                                                                  ------------     ------------
Total current assets                                                               118,193,282      241,129,345
                                                                                  ------------     ------------

PROPERTY AND EQUIPMENT, net                                                         42,865,197       79,410,882
                                                                                  ------------     ------------

OTHER ASSETS:
Intangible assets, net                                                               4,529,270       59,286,827
Other                                                                                  730,342        4,722,672
                                                                                  ------------     ------------
Total other assets                                                                   5,259,612       64,009,499
                                                                                  ------------     ------------
TOTAL                                                                             $166,318,091     $384,549,726
                                                                                  ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                  $ 12,182,699     $ 19,886,314
Notes payable                                                                        4,727,782        2,438,860
Billings in excess of costs and estimated earnings                                                      437,874
Accrued self-insurance claims                                                        2,440,303        3,728,947
Income taxes payable                                                                 2,812,144        4,375,635
Customer advances                                                                    9,396,507       24,576,700
Other accrued liabilities                                                           14,819,181       23,161,468
                                                                                  ------------     ------------
Total current liabilities                                                           46,378,616       78,605,798

NOTES PAYABLE                                                                       13,407,990        9,982,121
ACCRUED SELF-INSURED CLAIMS                                                          7,454,849        4,823,396
OTHER LIABILITIES                                                                      697,688        3,847,832
                                                                                  ------------     ------------
Total liabilities                                                                   67,939,143       97,259,147
                                                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES, Note 17

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share:
  1,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $.33 1/3 per share:
  50,000,000 shares authorized;  22,084,097 and
  25,627,990 issued and outstanding, respectively                                    7,361,366        8,542,663
Additional paid-in capital                                                          60,042,463      211,322,822
Retained earnings                                                                   30,975,119       67,425,094
                                                                                  ------------     ------------
Total stockholders' equity                                                          98,378,948      287,290,579
                                                                                  ------------     ------------
TOTAL                                                                             $166,318,091     $384,549,726
                                                                                  ============     ============



See notes to consolidated financial statements.

Dycom Industries, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 1997, 1998, AND 1999




                                                 1997               1998              1999
                                            -------------      -------------      ------------
REVENUES:
Contract revenues earned                    $ 311,238,108      $ 368,713,563      $470,136,925
Other, net                                      1,181,332          2,649,229         3,315,608
                                            -------------      -------------      ------------
Total                                         312,419,440        371,362,792       473,452,533
                                            -------------      -------------      ------------

EXPENSES:
Cost of earned revenues
   excluding depreciation                     246,025,594        285,038,220       347,719,784
General and administrative                     30,808,780         36,746,614        44,977,236
Depreciation and amortization                  11,814,577         13,496,694        20,143,191
                                            -------------      -------------      ------------
Total                                         288,648,951        335,281,528       412,840,211
                                            -------------      -------------      ------------
INCOME BEFORE INCOME TAXES                     23,770,489         36,081,264        60,612,322
                                            -------------      -------------      ------------

PROVISION (BENEFIT) FOR
   INCOME TAXES:
   Current                                      8,153,092         13,179,024        23,033,077
   Deferred                                      (196,241)          (133,380)        1,129,270
                                            -------------      -------------      ------------
Total                                           7,956,851         13,045,644        24,162,347
                                            -------------      -------------      ------------
NET INCOME                                  $  15,813,638      $  23,035,620      $ 36,449,975
                                            =============      =============      ============

EARNINGS PER COMMON SHARE:

   Basic                                    $        0.84      $        1.09      $       1.58
                                            =============      =============      ============
   Diluted                                  $        0.83      $        1.07      $       1.55
                                            =============      =============      ============

PRO FORMA NET INCOME AND EARNINGS
PER COMMON SHARE DATA:
   Income before income taxes               $  23,770,489      $  36,081,264
   Pro forma provision for income taxes         9,841,081         14,419,904
                                            -------------      -------------
PRO FORMA NET INCOME                        $  13,929,408      $  21,661,360
                                            =============      =============

PRO FORMA EARNINGS PER
COMMON SHARE:
   Basic                                    $        0.74      $        1.02
                                            =============      =============
   Diluted                                  $        0.73      $        1.01
                                            =============      =============

SHARES USED IN COMPUTING EARNINGS
 PER COMMON SHARE AND PRO FORMA
 EARNINGS PER COMMON SHARE:
   Basic                                       18,863,987         21,172,025        23,013,730
                                            =============      =============      ============
   Diluted                                     19,123,034         21,482,634        23,456,691
                                            =============      =============      ============



See notes to consolidated financial statements.

Dycom Industries, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 31, 1997, 1998, AND 1999


                                          Common Stock                  Additional         Retained
                                    ----------------------------         paid-in           earnings
                                      Shares            Amount           capital           (deficit)
                                    -----------      -----------      -------------      ------------
Balances at July 31, 1996            18,682,101      $ 6,227,367      $  22,756,008      $ (1,198,541)

Stock options exercised                 319,715          106,572            670,775

Income tax benefit from stock
   options exercised                                                        132,569

Pooled companies distributions                                                             (2,523,282)

Adjustment for change in fiscal
   year of pooled company (CCG)                                                               441,686

Net income                                                                                 15,813,638
                                    -----------      -----------      -------------      ------------
Balances at July 31, 1997            19,001,816        6,333,939         23,559,352        12,533,501

Stock options exercised                 114,714           38,238            319,199

Stock offering proceeds               2,967,567          989,189         35,969,429

Income tax benefit from stock
   options exercised                                                        194,483

Pooled companies distributions                                                             (4,594,002)

Net income                                                                                 23,035,620
                                    -----------      -----------      -------------      ------------
Balances at July 31, 1998            22,084,097        7,361,366         60,042,463        30,975,119

Stock options exercised                 207,902           69,301          1,529,654

Stock offering proceeds               2,537,036          845,678        115,600,789

Income tax benefit from stock
   options exercised                                                      1,115,554

Stock issued for acquisitions           799,090          266,363         33,039,116

Fractional shares retired
   in 3-for-2 stock split                  (135)             (45)            (4,754)

Net income                                                                                 36,449,975
                                    -----------      -----------      -------------      ------------
Balances at July 31, 1999            25,627,990      $ 8,542,663      $ 211,322,822      $ 67,425,094
                                    ===========      ===========      =============      ============


See notes to consolidated financial statements.

Dycom Industries, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 1997,  1998, AND 1999


                                                        1997              1998               1999
                                                   ------------      -------------      -------------
Increase (Decrease) in Cash and Equivalents
     from:
OPERATING ACTIVITIES:
Net income                                         $ 15,813,638      $  23,035,620      $  36,449,975
Adjustments to reconcile net cash provided
   by operating activities:

Depreciation and amortization                        11,814,577         13,496,694         20,143,191
Gain on disposal of assets                             (601,645)          (375,772)          (506,017)
Deferred income taxes                                  (196,241)          (133,380)         1,129,270

Changes in assets and liabilities:

Accounts receivable, net                            (18,537,042)       (12,616,130)       (23,228,030)
Unbilled revenues, net                               (2,873,149)        (3,454,939)       (15,714,778)
Other current assets                                   (773,980)        (1,047,609)        (7,755,075)
Other assets                                           (135,882)                             (870,532)
Accounts payable                                      6,080,835         (2,541,641)         6,038,748
Customer advances                                                        9,396,507         15,180,193
Accrued self-insured claims
   and other liabilities                              1,632,232          3,058,662          3,865,722
Accrued income taxes                                    626,228          1,777,979          2,533,809
                                                   ------------      -------------      -------------
Net cash inflow from operating activities            12,849,571         30,595,991         37,266,476
                                                   ------------      -------------      -------------
INVESTING ACTIVITIES:

Capital expenditures                                (16,086,823)       (21,492,673)       (49,488,784)
Proceeds from sale of assets                          2,289,348          1,997,854          1,521,619
Acquisition expenditures, net of cash acquired                                            (31,818,880)
Equity investment                                                                          (3,000,000)
                                                   ------------      -------------      -------------
Net cash outflow from investing activities          (13,797,475)       (19,494,819)       (82,786,045)
                                                   ------------      -------------      -------------
FINANCING ACTIVITIES:
Borrowings on notes payable and
   bank lines-of-credit                              22,976,488         18,346,301         30,828,101
Principal payments on notes payable
   and bank lines-of-credit                         (17,907,051)       (31,518,331)       (41,326,254)
Exercise of stock options                               777,347            357,437          1,598,955
Pooled companies distributions                       (2,523,282)        (4,594,002)
Proceeds from stock offering                                            36,958,618        116,446,467
                                                   ------------      -------------      -------------
Net cash inflow from financing activities             3,323,502         19,550,023        107,547,269
                                                   ------------      -------------      -------------
Net cash outflow related to change in
    fiscal year of pooled company                      (159,555)
                                                   ------------      -------------      -------------
NET CASH INFLOW FROM ALL ACTIVITIES                   2,216,043         30,651,195         62,027,700
CASH AND EQUIVALENTS AT
   BEGINNING OF YEAR                                  3,060,069          5,276,112         35,927,307
                                                   ------------      -------------      -------------
CASH AND EQUIVALENTS AT
   END OF YEAR                                     $  5,276,112      $  35,927,307      $  97,955,007
                                                   ============      =============      =============


Dycom Industries, Inc. and Subsidiaries

FOR THE YEARS ENDED JULY 31, 1997, 1998, AND 1999



                                                                                       1997            1998           1999
                                                                                   -----------     -----------     -----------
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW AND NONCASH
  INVESTING AND FINANCING
  ACTIVITIES:
Cash paid during the period for:
  Interest                                                                         $ 2,535,600     $ 2,185,802     $ 1,685,994
  Income taxes                                                                     $ 8,303,108     $11,480,800     $21,469,586

Property and equipment acquired and financed with:
         Capital lease obligations                                                 $   601,024     $               $   233,618
Income tax benefit from
      stock options exercised                                                      $   132,569     $   194,483     $ 1,115,554

During the year ended July 31, 1999, the Company acquired all of the capital stock of Locating, Inc., Ervin Cable Construction, Inc., Apex Digital TV Inc., and Triple D Communications, Inc. at a cost of $10,345,449, $32,706,655,
$21,446,169, and $2,864,061, respectively. In conjunction with these acquisitions, assets acquired and liabilities assumed were as follows:

         Fair market value of assets acquired, including goodwill                                                  $78,310,347
         Consideration paid (including $33.3 million of common stock issued)                                        67,362,334
                                                                                                                   -----------
         Fair market value of liabilities assumed                                                                  $10,948,013
                                                                                                                   ===========




See notes to consolidated financial statements.

Dycom Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include Dycom Industries, Inc. ("Dycom" or the "Company") and its subsidiaries, all of which are wholly owned. On July 29, 1997, Communications Construction Group, Inc. ("CCG") was acquired by the Company through an exchange of common stock. On April 6, 1998, Cable Com Inc. ("CCI") and Installation Technicians, Inc. ("ITI") were acquired by the Company through an exchange of common stock. These acquisitions were accounted for as poolings of interests. Accordingly, the Company's consolidated financial statements include the results of CCG, CCI and ITI for all periods presented. During fiscal 1999, the Company acquired LOC, ECC, APX, and DDD. Each of these transactions was accounted for using the purchase method of accounting. The Company's results include the results of LOC, ECC, APX, and DDD from their respective acquisition dates until July 31, 1999. See Note 3.

The Company's operations consist primarily of providing specialty contracting services to the telecommunications and electrical utility industries. All material intercompany accounts and transactions have been eliminated.

PRO FORMA ADJUSTMENTS - Prior to the acquisition by Dycom, CCI and ITI elected under Subchapter S of the Internal Revenue Code to have the stockholders recognize their proportionate share of CCI's and ITI's taxable income on their personal tax return in lieu of paying corporate income tax. The pro forma net income and earnings per common share reflected on the Statements of Operations reflects a provision for current and deferred income taxes for all periods presented as if the corporations were included in Dycom's federal and state income tax returns. At April 6, 1998, the consummation date of the merger, CCI and ITI recorded deferred taxes on the temporary differences between the financial reporting basis and the tax basis of their assets and liabilities. The deferred tax (asset) liability recorded by CCI and ITI was $616,358 and $(11,035), respectively.

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

RECLASSIFICATIONS - Certain prior year amounts have been reclassified in order to conform to current year presentation.

REVENUE - Income on short-term unit contracts is recognized as the related work is completed. Work-in-process on unit contracts is based on management's estimate of work performed but not billed. Income on long-term contracts is recognized on the percentage-of-completion method based primarily on the ratio of contract costs incurred to date to total estimated contract costs. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

"Costs and estimated earnings in excess of billings" represents the excess of contract revenues recognized under the percentage-of-completion method of accounting for long-term contracts and work-in-process on unit contracts over billings to date. For those contracts in which billings exceed contract revenues recognized to date, such excesses are included in the caption "billings in excess of costs and estimated earnings."

CASH AND EQUIVALENTS - Cash and equivalents include cash balances on deposit in banks, overnight repurchase agreements, certificates of deposit, commercial paper, and various other financial instruments having an original maturity of three months or less. For purposes of the consolidated statements of cash flows, the Company considers these amounts to be cash equivalents.

INVENTORIES - Inventories consist primarily of materials and supplies used to complete certain of the Company's long-term contracts. The Company values these inventories using the first-in, first-out method. The Company periodically reviews the appropriateness of the carrying value of its inventories. The Company records a reserve for obsolescence if inventories are not expected to be used in the Company's normal course of business. No reserve has been recorded in the periods presented.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation and amortization are computed over the estimated useful life of the assets utilizing the straight-line method. The estimated useful service lives of the assets are: buildings - 20-31 years; leasehold improvements - the term of the respective lease or the estimated useful life of the improvements, whichever is shorter; vehicles - 3-7 years; equipment and machinery - 2-10 years; and furniture and fixtures - 3-10 years. Maintenance and repairs are expensed as incurred; expenditures that enhance the value of the property or extend its useful life are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

INTANGIBLE ASSETS - The excess of the purchase price over the fair market value of the tangible net assets of acquired businesses (goodwill) is amortized on a straight-line basis over 20-40 years. The appropriateness of the carrying value of goodwill is reviewed periodically by the Company at the subsidiary level. An impairment loss is recognized when the projected future cash flows is less than the carrying value of goodwill. No impairment loss has been recognized in the periods presented.

Amortization expense was $155,088 for each of the fiscal years ended July 31, 1997 and 1998, and $1,166,499 for the fiscal year ended July 31, 1999. The intangible assets are net of accumulated amortization of $1,306,446 and $2,472,945 at July 31, 1998 and 1999, respectively.

SELF-INSURED CLAIMS LIABILITY - The Company retains the risk, up to certain limits, for automobile and general liability, workers' compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $5,120,000 and $4,860,000 at July 31, 1998 and 1999, respectively. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated.

INCOME TAXES - The Company and its subsidiaries, file a consolidated federal income tax return. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

PER SHARE DATA - Earnings per common share-basic is computed using the weighted average common shares outstanding during the period. Earnings per common share-diluted is computed using the weighted average common shares outstanding during the period and the dilutive effect of common stock options, using the treasury stock method. See Notes 2 and 14.

STOCK OPTION PLANS - In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation" which was effective for the Company beginning August 1, 1996. SFAS No. 123 requires expanded disclosures of stock based compensation arrangements with employees and encourages, but does not require, compensation cost to be measured based on the fair value of the equity instrument awarded. Under SFAS No. 123, companies are permitted, however, to continue to apply Accounting Principle Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company continues to apply APB Opinion No. 25 to its stock based compensation awards to employees and discloses in the annual financial statements the required pro forma effect on net income and earnings per share. See Note 14.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" which establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosures about products and services, geographic areas, and major customers. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company adopted SFAS No. 131 in fiscal 1999. See Note 18 of the Notes to the Consolidated Financial Statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for the accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 by one year to periods beginning after June 15, 2000. Management is currently evaluating the requirements and related disclosures of SFAS No. 133.

2. COMPUTATION OF PER SHARE EARNINGS

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS No. 128.

                                                                1997            1998            1999
                                                            ------------     -----------     -----------
Net income available to common stockholders (numerator)     $ 15,813,638     $23,035,620     $36,449,975
                                                            ============     ===========     ===========
Weighted-average number of common shares (denominator)        18,863,987      21,172,025      23,013,730
                                                            ============     ===========     ===========
Earnings per common share - basic                           $       0.84     $      1.09     $      1.58
                                                            ============     ===========     ===========
Weighted-average number of common shares                      18,863,987      21,172,025      23,013,730
Potential common stock arising from stock options                259,047         310,609         442,961
                                                            ------------     -----------     -----------
Total shares (denominator)                                    19,123,034      21,482,634      23,456,691
                                                            ------------     -----------     -----------
Earnings per common share - diluted                         $       0.83     $      1.07     $      1.55
                                                            ============     ===========     ===========

PRO FORMA EARNINGS PER SHARE DATA:
Pro forma net income available to common stockholders
   (numerator)                                              $13,929,408      $21,661,360
                                                            ===========      ===========
Pro forma earnings per common share - basic                 $      0.74      $      1.02
                                                            ===========      ===========
Pro forma earnings per common share - diluted               $      0.73      $      1.01
                                                            ===========      ===========



3. ACQUISITIONS

On July 29, 1997, the Company consummated the CCG acquisition. The Company issued 3,079,863 shares of common stock in exchange for all the outstanding capital stock of CCG. Dycom has accounted for the acquisition as a pooling of interests and, accordingly, the Company's historical financial statements include the results of CCG for all periods presented.

Prior to the acquisition, CCG used a fiscal year ending May 31 and as of July 31, 1997 adopted Dycom's fiscal year. The Company's consolidated statements of operations for years ending July 31, 1996, and 1997 combines the statements of operations of CCG for its fiscal years ending May 31, 1996, and 1997, respectively. The total revenue and net income of CCG for the two-month period ended July 31, 1997 were $13.1 million and $0.4 million, respectively, with the net income reflected as an adjustment to retained earnings as of July 31, 1997.

On April 6, 1998, the Company acquired CCI and ITI and issued 1.8 million and 900,000 shares of common stock in exchange for all the outstanding capital stock of CCI and ITI, respectively. Dycom has accounted for the acquisitions as poolings of interests and, accordingly, the Company's historical financial statements include the results of CCI and ITI for all periods presented.

Prior to the acquisitions, CCI and ITI used a fiscal calendar year consisting of a 52/53 week time period and, as a result of the merger, have adopted Dycom's fiscal year end of July 31. All periods presented reflect the adoption of such fiscal year end as of the beginning of the period. The separate company results of CCG, CCI and ITI after the consummation date of the mergers, are included in the Dycom amounts.

The combined and separate company results of Dycom, prior to the combinations for CCG, CCI and ITI, for the fiscal years ended July 31, 1997 and 1998 are as follows:

                             1997             1998
                         ------------     ------------
Total revenues:
   Dycom                 $176,204,581     $331,881,840
   CCG                     67,718,900
   CCI                     45,191,801       26,833,806
   ITI                     23,304,158       12,647,146
                         ------------     ------------
Combined                 $312,419,440     $371,362,792
                         ============     ============

Net income:
   Dycom                 $  8,268,502     $ 19,194,623
   CCG                      2,950,306
   CCI                      2,598,254        2,711,694
   ITI                      1,996,576        1,129,303
                         ------------     ------------
Combined                 $ 15,813,638     $ 23,035,620
                         ============     ============

On February 3, 1999, the Company acquired all of the outstanding common stock of Locating, Inc. ("LOC") for $10.0 million and various transaction costs. Located in Issaquah, Washington, LOC's primary line of business is the locating, marking, and mapping of underground utility facilities for cable television multiple system operators, telephone companies, and electrical and gas utilities. On March 31, 1999, the Company purchased all of the outstanding shares of common stock of Ervin Cable Construction, Inc. ("ECC") for $21.8 million in cash and 258,066 shares of Dycom's common stock for an aggregate purchase price of $32.5 million before various transaction costs. ECC's primary service is the engineering, construction, and maintenance of cable television systems. On April 1, 1999, the Company issued 516,128 with an aggregate value of $21.4 million of Dycom's common stock to the shareholders of Apex Digital TV, Inc. ("APX") in exchange for all of the outstanding common stock of APX. APX's primary line of business is providing installation and maintenance services to direct broadcast satellite providers. Both ECC and APX are located in Sturgis, Kentucky. On June 30, 1999, the Company purchased all of the outstanding shares of common stock of Triple D Communications, Inc. ("DDD") for $1.7 million in cash and 24,896 shares of Dycom's common stock for an aggregate purchase price of $2.9 million. Located in Lexington, Kentucky, DDD's primary business is the construction and maintenance of telecommunications systems under master service agreements. The Company has recorded the acquisitions of LOC, ECC, APX, and DDD using the purchase method of accounting. The operating results of LOC, ECC, APX, and DDD are included in the accompanying consolidated condensed financial statements from the date of purchase.

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisitions of LOC, ECC, APX, and DDD had occurred on August 1, 1997:

                                   1998             1999
                               ------------     ------------
Total revenues                 $443,401,460     $513,452,840
Income before income taxes       40,167,996       63,847,573
Net income                       25,156,783       38,025,816

Earnings per share:

Basic                          $       1.19     $       1.65
Diluted                                1.17             1.62

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                            1998            1999
                                         -----------     -----------
Contract billings                        $58,888,421     $93,682,485
Retainage                                  4,133,590       4,497,307
Other receivables                          1,331,775       1,233,519
                                         -----------     -----------
Total                                     64,353,786      99,413,311
Less allowance for doubtful accounts       2,210,978       4,129,280
                                         -----------     -----------
Accounts receivable, net                 $62,142,808     $95,284,031
                                         ===========     ===========

For the years ended July 31, 1997, 1998, and 1999, the Company incurred bad debt expense related to uncollectible accounts receivable of $365,949, $1,526,385, and $1,532,784, respectively.

5. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

                                                           1998           1999
                                                       -----------     -----------
Costs incurred on contracts in progress                $15,056,642     $27,695,302
Estimated earnings thereon                               3,387,933       8,259,242
                                                       -----------     -----------
                                                        18,444,575      35,954,544
Less billings to date                                    4,061,955       3,513,751
                                                       -----------     -----------
                                                       $14,382,620     $32,440,793
                                                       ===========     ===========

Included in the accompanying consolidated
  balance sheets under the captions:
Costs and estimated earnings in excess of billings     $14,382,620     $32,878,667
Billings in excess of costs and estimated earnings                         437,874
                                                       -----------     -----------
                                                       $14,382,620     $32,440,793
                                                       ===========     ===========


As stated in Note 1, the Company performs services under short-term, unit based and long-term, percentage of completion contracts. The amounts presented above aggregate the effects of these two types of contracts.

6. PROPERTY AND EQUIPMENT

The accompanying consolidated balance sheets include the following property and equipment:

                                       1998            1999
                                  ------------     -----------
Land                              $  1,592,958     $ 3,122,155
Buildings                            2,497,103       5,554,542
Leasehold improvements               1,459,543       1,304,470
Vehicles                            52,287,135      80,923,822
Equipment and machinery             34,319,707      49,613,877
Furniture and fixtures               5,638,326       7,641,972
                                  ------------     -----------
   Total                            97,794,772     148,160,838
Less accumulated depreciation       54,929,575      68,749,956
                                  ------------     -----------
Property and equipment, net       $ 42,865,197     $79,410,882
                                  ============     ===========



Maintenance and repairs of property and equipment amounted to $6,843,444, $7,728,971, and $8,880,559 for the fiscal years ended July 31, 1997, 1998, and
1999, respectively.

7. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

                                          1998            1999
                                      -----------     -----------
Accrued payroll and related taxes     $ 3,637,611     $ 7,348,449
Accrued employee benefit costs          4,971,718       5,514,209
Accrued construction costs              2,728,568       2,701,620
Deferred tax liabilities, net                           2,034,648
Accrued other liabilities               3,481,284       5,562,542
                                      -----------     -----------
Other accrued liabilities             $14,819,181     $23,161,468
                                      ===========     ===========

8. NOTES PAYABLE

Notes payable are summarized by type of borrowing as follows:

                                          1998            1999
                                      -----------     -----------
Bank credit agreements:
Term loan                             $14,250,000     $11,750,000
Equipment term loans                    3,339,218
Capital lease obligations                  60,931         233,618
Equipment loans                           485,623         437,362
                                      -----------     -----------
Total                                  18,135,772      12,420,980
Less current portion                    4,727,782       2,438,860
                                      -----------     -----------
Notes payable-non-current             $13,407,990     $ 9,982,120
                                      ===========     ===========


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

The Company had outstanding standby letters of credit issued to the Company's insurance administrators as part of its self-insurance program of $13.4 million at July 31, 1999.

The revolving working capital facility bears interest, at the option of the Company, at the bank's prime interest rate minus 1.125% or LIBOR plus 1.25%. As of July 31, 1999, there was no outstanding balance on this facility resulting in an available borrowing capacity of $50.0 million.

The outstanding loans under the revolving equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the bank's prime interest rate minus 0.75% or LIBOR plus 1.50%. The advances under the revolving equipment acquisition and small business purchase facility are converted to term loans with maturities not to exceed 48 months. The outstanding principal on the equipment term loans is payable in quarterly installments through February 2001. The were no amounts outstanding on the revolving equipment acquisition and small business purchase facility at July 31, 1999, resulting in an available borrowing capacity of $95.0 million.

The outstanding principal under the term loan bears interest at the bank's prime interest rate minus 0.50% (7.25% at July 31, 1999). Principal and interest is payable in semiannual installments through April 2003. The amount outstanding on the term loan was $11.8 million at July 31, 1999.

The amended bank credit agreement contains restrictions which, among other things, require maintenance of certain financial ratios and covenants, restrict encumbrances of assets and creation of indebtedness, and limit the payment of cash dividends. Cash dividends are limited to 50% of each fiscal year's after-tax profits. No cash dividends were paid during the year ended July 31, 1999. At July 31, 1999, the Company was in compliance with all financial covenants and conditions.

All obligations under the amended credit agreement are unconditionally guaranteed by the Company's subsidiaries and secured by security interests in certain property and assets of the Company and its subsidiaries.

The Company's recently acquired subsidiaries, CCI and ITI, had credit facilities entered into prior to the acquisition by Dycom. CCI had a $5.2 million revolving credit facility for funding working capital and a $2.0 million term note incurred to purchase equipment. The interest rate on the revolving credit facility was at the bank's prime interest rate and the interest rate on the term loan was at 8.75%. ITI had a $2.0 million revolving credit facility for funding working capital and a $0.5 million multiple advance term facility for equipment acquisitions. The interest rate on the revolving credit facility and the multiple advance term facility were at the bank's prime interest rate. The obligations were secured by substantially all of CCI's and ITI's assets. The facilities contained restrictions, which among other things, required the maintenance of certain financial ratios and covenants and restricted the payment of cash dividends. During the fourth quarter of fiscal 1998, the Company paid off the outstanding balances of $8.1 million under these facilities with existing cash balances and subsequently terminated such facilities.

The Company's recently acquired subsidiaries, ECC and APX, had credit facilities entered into prior to the acquisition by Dycom. ECC's revolving credit facility had an $8.0 million line for funding working capital. The interest rate on the revolving credit facility was at the bank's prime interest rate plus 1.0 percent. APX's revolving credit facility had a $3.5 million line for funding working capital. The interest rate on the revolving credit facility was at the bank's prime interest rate plus 1.5 percent. The obligations were secured by substantially all of ECC's and APX's assets. The facilities contained restrictions, which among other things, required the maintenance of certain financial ratios and covenants and restricted the payment of cash dividends. During the fourth quarter of fiscal 1999, the Company paid off the outstanding balances of $1.9 million under these facilities with existing cash balances and subsequently terminated such facilities.

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

The estimated aggregate annual principal repayments for notes payable and capital lease obligations in the next five years are $2,438,860 in 2000, $2,232,120 in 2001, $2,000,000 in 2002, $2,000,000 in 2003, and $3,750,000 in
2004.

Interest costs incurred on notes payable, all of which is expensed, for the years ended July 31, 1997, 1998, and 1999 were $2,619,191, $2,045,571, and
$1,695,920, respectively. Such amounts are included in general and administrative expenses in the accompanying consolidated statements of operations.

The interest rates on notes payable under the bank credit agreement are at current rates and, therefore, the carrying amount approximates fair value.

9. INCOME TAXES

The components of the provision (benefit) for income taxes are:

                             1997             1998              1999
                        ------------      ------------      -----------
Current:
  Federal               $  6,248,234      $ 10,565,688      $19,181,889
  State                    1,904,858         2,613,336        3,851,188
                        ------------      ------------      -----------
                           8,153,092        13,179,024       23,033,077
                        ------------      ------------      -----------

Deferred:
  Federal                    191,765           737,355          977,368
  State                     (134,700)         (395,550)         151,902
  Valuation allowance       (253,306)         (475,185)
                        ------------      ------------      -----------
                            (196,241)         (133,380)       1,129,270
                        ------------      ------------      -----------
Total tax provision     $  7,956,851      $ 13,045,644      $24,162,347
                        ============      ============      ===========


The deferred tax provision (benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. Prior to the acquisition by Dycom, CCI and ITI elected under Subchapter S of the Internal Revenue Code to have the stockholders recognize their proportionate share of CCI's and ITI's taxable income on their personal income tax returns in lieu of paying corporate income taxes. At April 6, 1998, the consummation date of the acquisition, CCI and ITI recorded a deferred tax liability (asset) of $616,358 and ($11,035), respectively, which was included in the third quarter results of operations. The deferred tax assets and liabilities at July 31 are comprised of the following:

                                                1998           1999
                                             ----------     ----------

Deferred tax assets:
  Self-insurance, warranty, and
     other non-deductible reserves           $5,164,116     $4,522,568
  Allowance for doubtful accounts               879,306      1,476,910
  Small tools                                   380,153        424,414
  Other                                                         77,466
                                             ----------     ----------
                                             $6,423,575     $6,501,358
                                             ==========     ==========

Deferred tax liabilities:
  Property and equipment                     $2,950,402     $4,620,531
  Unamortized acquisition costs                 248,612        245,486
  Retainage                                     498,213
  Amortization of goodwill                                      85,522
  Other                                                         81,088
                                             ----------     ----------
                                             $3,697,227     $5,032,627
                                             ==========     ==========

Net deferred tax assets                      $2,726,348     $1,468,731
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

The difference between the total tax provision and the amount computed by applying the statutory federal income tax rates to pre-tax income is as follows:

                                                1997              1998            1999
                                            -----------      ------------      -----------
Statutory rate applied to
  pre-tax income                            $ 8,319,671      $ 12,628,442      $21,214,313
State taxes, net of federal tax benefit       1,257,206         1,779,712        2,602,008
Amortization of intangible assets,
  with no tax benefit                            52,730            54,281          159,031
Tax effect of non-deductible
  items                                         374,564           389,999          303,365
Non-taxable interest income                                                       (169,823)
Valuation allowance                            (253,306)         (475,185)
Effect of income from S Corporations
   (CCI and ITI)                             (1,719,027)       (1,827,023)
Deferred taxes of pooled companies                                605,323
Other items, net                                (74,987)         (109,905)          53,453
                                            -----------      ------------      -----------
Total tax provision                         $ 7,956,851      $ 13,045,644      $24,162,347
                                            ===========      ============      ===========



The Internal Revenue Service (the "IRS") has examined and closed the Company's consolidated federal income tax returns for all years through fiscal 1993. The Company has settled all assessments of additional taxes and believes that it has made adequate provision for income taxes that may become payable with respect to open tax years. The IRS has examined and closed the income tax returns for years through fiscal 1994 for CCG. The IRS is currently auditing the 1995 and 1996 tax years of ITI.

10. REVENUES-OTHER

The components of other revenues are as follows:

                                               1997            1998           1999
                                            ----------     ----------     ----------
Interest income                             $  215,062     $1,597,987     $2,261,082
Gain on sale of fixed assets                   601,645        375,772        506,017
Miscellaneous income                           364,625        675,470        548,509
                                            ----------     ----------     ----------
    Total other revenues                    $1,181,332     $2,649,229     $3,315,608
                                            ==========     ==========     ==========


11. CAPITAL STOCK

On June 1, 1992, the Company approved a Shareholder Rights Plan. All shareholders of record on June 15, 1992 were issued a Right for each outstanding share of the Company's common stock. Each Right entitles the holder to purchase one-half share of common stock for an exercise price of $12 subject to adjustment. The Right is exercisable only when a triggering event occurs. The triggering events, among others, are a person or group's (1) acquisition of 20% or more of Dycom's common stock, (2) commencement of a tender offer which would result in the person or group owning 20% or more of Dycom's common stock, or (3) acquisition of at least 10% of Dycom's common stock and such acquisition is determined to have effects adverse to the Company. The Company can redeem the Rights at $0.01 per Right at any time prior to ten days after a triggering event occurs.

Certain officers of the Company have change of control agreements with the Company, which provide extraordinary compensation upon the change of control of the Company. The payments pursuant to these agreements would be triggered by any person's acquisition of more than 50% of the Company's outstanding securities, the sale or transfer of substantially all of Dycom's assets to someone other than a wholly-owned subsidiary of the Company, or a change of control of the Board of Directors.

12. STOCK OFFERING

The Company concluded the public offering of 4,050,000 shares of its common stock on November 4, 1997. The Company offered 2,360,067 shares and selling shareholders offered 1,689,933 shares at an offering price of $13.33 per share. The Company received $29,736,844 on November 10, 1997 which is net of an underwriting discount of $0.73 per share. Additionally, the underwriters exercised their option to purchase 607,500 shares to cover over-allotments. The Company received $7,654,500 on November 25, 1997 as payment for the over-allotments. The total offering proceeds, net of offering expenses of $432,726, are included in stockholders equity on the July 31, 1998 balance sheet. On November 28, 1997, the Company repaid the outstanding balance of its revolving working capital facility and will use the balance of the proceeds to fund the Company's growth strategy, including acquisitions, working capital and capital expenditures and for other general corporate purposes.

In April 1999, the Company filed, at its cost, a registration statement for an offering of 2.5 million shares and 200,000 shares of common stock, to be sold by the Company and certain selling stockholders, respectively. The closing of the offering, at $48.50 per share, was consummated on May 19, 1999. On that date, the Company received $115.3 million in proceeds from the offering which was net of an underwriting discount of $2.40 per share. The Company incurred legal fees and other expenses for this transaction of approximately $510,000.

In addition to the shares sold above, the Company and the selling stockholders granted the underwriters an option to purchase within 30 days after the offering an additional 375,000 and 30,000 shares, respectively, to cover over-allotments.

On June 4, 1999, the Company repaid the outstanding balance of its revolving credit facility of $33.7 million with proceeds of the common stock offering. The remaining proceeds will be used to fund the Company's growth strategy, including acquisitions, working capital and capital expenditures, and for other general corporate purposes.

On June 11, 1999, the underwriters exercised a portion of their option to purchase additional shares to cover over-allotments. The underwriters purchased 37,036 shares from the Company and 2,962 shares from certain selling stockholders. The Company received approximately $1.7 million as payment for the over-allotment.

13. EMPLOYEE BENEFIT PLAN

The Company and certain of its subsidiaries sponsor defined contribution plans that provide retirement benefits to all employees that elect to participate. Under the plans, participating employees may defer up to 15% of their base pre-tax compensation. For fiscal years ended July 31, 1997 and 1998 and for fiscal year 1999 until October 31, 1998, the Company's contributions to the plans were discretionary except for CCI which has a 25% company match up to the first 5% of the employee's contributions. Beginning on November 1, 1999, the Company's contribution to the plan was a 25% company match up to the first 5% of the employee's contributions, except for ECC, APX, and LOC which made discretionary contributions. The Company's contributions, were $287,179, $398,529, and $609,093 in fiscal years 1997, 1998 and 1999, respectively.

14. STOCK OPTION PLANS

The Company has reserved 1,350,000 shares of common stock under its 1991 Incentive Stock Option Plan (the "1991 Plan") which was approved by the shareholders on November 25, 1991. The 1991 Plan provides for the granting of options to key employees until it expires in 2001. Options are granted at the closing price on the date of grant and are exercisable over a period of up to five years. Since the 1991 Plan's adoption, certain of the options granted have lapsed as a result of employees terminating their employment with the Company. At July 31, 1997, 1998, and 1999, options available for grant under the 1991 Plan were 576,177 shares, 199,782 shares, and 43,958 shares, respectively.

In fiscal 1998, the Company granted to key employees under the 1991 Plan, options to purchase an aggregate of 388,470 shares of common stock. The options were granted at prices ranging from $12 3/16 to $17 3/4, prices representing the fair market value on the date of grant.

On August 24, 1998, the Company granted to key employees under the 1991 Plan options to purchase an aggregate of 211,932 shares of common stock. The options were granted at $21 3/16, the fair market value on the date of grant.

The Company has reserved 2,211,230 shares of common stock under its 1998 Incentive Stock Option Plan (the "1998 Plan") which was approved by the shareholders on November 23, 1998. The 1998 Plan provides for the granting of options to key employees until it expires in 2008. Options are granted at the closing price on the date of grant and are exercisable over a period of up to ten years. At July 31, 1999, options available for grant under the 1998 Plan were 1,958,530 shares.

On November 23, 1998, the Company granted a key employee under the 1998 Plan an option to purchase 37,500 shares of common stock. The option was granted at $27 1/16, the fair market value on the date of grant. On March 10, 1999, the Company granted a key employee under the 1998 Plan an option to purchase 150,000 shares of common stock. The option was granted at $41 5/16, the fair market value on the date of grant. On April 8, 1999, the Company granted key employees under the 1998 Plan options to purchase 26,500 shares of common stock. The options were granted at $42 3/4, the fair market value on the date of grant. On April 19, 1999, the Company granted a key employee under the 1998 Plan an option to purchase 1,200 shares of common stock. The option was granted at $44 1/8, the fair market value on the date of grant. On May 24, 1999, the Company granted a key employee under the 1998 Plan an option to purchase 37,500 shares of common stock. The option was granted at $48.00, the fair market value on the date of grant. On August 23, 1999, the Company granted to key employees under the 1998 Plan options to purchase an aggregate of 250,000 shares of common stock. The options were granted at $39 1/8, the fair market value on the date of grant.

In addition to the stock option plans discussed above, the Company has agreements outside of the plan with the non-employee members of the Board of Directors (the "Directors Plan"). On January 10, 1994, the Company granted to the non-employee Directors, non-qualified options to purchase an aggregate of 90,000 shares of common stock. The options were granted at $2 9/16, the fair market value on the date of grant, with vesting over a three-year period. On January 4, 1999, the Company granted to a non-employee Director, non-qualified options to purchase 12,000 shares of common stock. The options were granted at $36 11/16, the fair market value on the date of grant, with vesting over a three-year period. On April 1, 1999, the Company granted to a non-employee Director, non-qualified options to purchase 12,000 shares of common stock. The options were granted at $43 7/16, the fair market value on the date of grant, with vesting over a three-year period.

The following table summarizes the stock option transactions under the 1991 Plan, 1998 Plan, and the Directors Plan for the three years ended July 31, 1997, 1998, and 1999:

                                Number of      Weighted Average
                                 Shares         Exercise Price
                              ----------------------------------
  Options outstanding at
    July 31, 1996                654,218           $ 3.03
      Granted                    150,000           $ 9.00
      Terminated                 (85,148)          $ 3.05
      Exercised                 (319,714)          $ 2.68
                              ----------------------------------
  Options outstanding at
    July 31, 1997                399,356           $ 6.88
      Granted                    388,470           $13.73
      Terminated                 (12,075)          $ 9.52
      Exercised                 (114,714)          $ 3.11
                              ----------------------------------
  Options outstanding at
    July 31, 1998                661,037           $10.49
      Granted                    487,750           $32.05
      Terminated                 (55,220)          $13.26
      Exercised                 (207,902)          $ 7.69
                              ----------------------------------
  Options outstanding at
    July 31, 1999                885,665           $22.86
                              ----------------------------------
  Exercisable options at
    July 31, 1997                104,900           $ 3.47
    July 31, 1998                130,787           $ 4.50
    July 31, 1999                 85,328           $ 8.14
                              ----------------------------------


The range of exercise prices for options outstanding at July 31, 1999 was $1.83 to $48.00. The range of exercise prices for options is wide due primarily to the increasing price of the Company's stock over the period of the grants.

The following summarizes information about options outstanding at July 31, 1999:

                                              Outstanding Options
                              ------------------------------------------------
                                                    Weighted       Weighted
                                                     Average        Average
                                 Number of         Contractual      Exercise
                                  Shares              Life           Price
                              ------------------------------------------------
Range of exercise prices

$ 1.83 to $ 13.00                 324,807             2.5          $10.35
$13.00 to $ 25.00                 284,158             3.9          $20.15
$25.00 to $ 48.00                 276,700             4.6          $40.33
                              ------------------------------------------------
                                  885,665             3.6          $22.86
                              ------------------------------------------------


                                            Exercisable Options
                              ------------------------------------------------
                                                        Weighted
                                Exercisable              Average
                                   as of                Exercise
                               July 31, 1999              Price
                              ------------------------------------------------
Range of exercise prices
$ 1.83 to $13.00                   74,045                $ 6.69
$13.00 to $17.75                   11,283                $17.65
                              ------------------------------------------------
                                   85,328                $ 8.14
                              ------------------------------------------------


These options will expire if not exercised at specific dates ranging from November 1999 to November 2009. The prices for the options exercisable at July 31, 1999 ranged from $1.83 to $17.75.

As discussed in Note 1, the Company has adopted the disclosure-only provisions of SFAS No. 123. The fair value of the options granted in fiscal 1997, 1998, and 1999 have been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected stock volatility of 58.97% in 1997, 55.36% in 1998, 46.50% in 1999; risk-free interest rates of
6.57% in 1997, 5.50% in 1998, and 6.05% in 1999; expected lives of 4 years for 1997 and 1998, and 6 years for 1999; and no dividend yield in all years, due to the Company's recent history of not paying cash dividends.

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions and changes in these assumptions can materially impact the fair value of the options and the Company's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options. The estimated fair value of stock options granted during fiscal 1997, 1998, and 1999 was $6.98, $10.13, and $17.11 per share, respectively.

The pro forma disclosures amortize to expense the estimated compensation costs for its stock options granted subsequent to July 31, 1996 over the options vesting period. The Company's fiscal 1997, 1998 and 1999 pro forma net earnings and earnings per share are reflected below:

                                                  1997              1998                1999
                                            --------------     --------------     --------------
NET INCOME:
Pro forma net income reflecting stock
  option compensation costs                 $   15,687,084     $   21,858,609     $   34,629,135
Pro forma earnings per share reflecting
  stock option compensation costs:
    Basic                                   $         0.83     $         1.03     $         1.50
    Diluted                                 $         0.82     $         1.02     $         1.48

NET INCOME REFLECTING PRO FORMA TAX
EXPENSE RELATED TO S CORPORATIONS:
Pro forma net income reflecting stock
  option compensation costs                 $   13,802,854     $   20,484,349
Pro forma earnings per share reflecting
  stock option compensation costs:
    Basic                                   $         0.73     $         0.97
    Diluted                                 $         0.72     $         0.95



15. RELATED PARTY TRANSACTIONS

The Company's subsidiary, CCG, leases administrative offices from a partnership in which certain officers of the subsidiary are the general partners and the Company's subsidiaries, CCI and ITI, lease administrative offices from a corporation of which certain officers are shareholders. ITI advanced the corporation $268,860 for leasehold improvements to its administrative office building. The amount advanced was fully reimbursed by July 31, 1998. The Company's newly acquired subsidiary, LOC, leases administrative offices from a limited liability company of which a certain officer is a member. The total expense under these arrangements for the years ended July 31, 1997, 1998, and 1999 was $242,310, $304,010, and $344,778, respectively. The future minimum lease commitments under these arrangements are $387,368 in 2000, $375,368 in 2001, $315,388 in 2002, $218,908 in 2003, and $109,283 thereafter.

16. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The operating subsidiaries obtain contracts from both public and private concerns. For the years ended July 31, 1997, 1998, and 1999, approximately 27%, 22%, and 23%, respectively, of the contract revenues were from BellSouth Telecommunications, Inc. ("BellSouth"); 18%, 24%, and 15%, respectively, of the contract revenues were from Comcast Cable Communications, Inc. ("Comcast"); 6.3%, 7.2%, and 4.1%, respectively, of the contract revenues were from GTE Corporation ("GTE"); and 0.0%, 1.4%, and 9.9%, respectively, of the contract revenues were from Tele-Communications, Inc. ("TCI").

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. BellSouth, Comcast, GTE, and TCI represent a significant portion of the Company's customer base. As of July 31, 1998, the total outstanding trade receivables from BellSouth, Comcast, GTE, and TCI were $7.9 million or 13%, $16.9 million or 27%, and $2.3 million or 4.0%, and $1.5 million or 2.3%, respectively, of the outstanding trade receivables. At July 31, 1999, the total outstanding trade receivables from BellSouth, Comcast, GTE, and TCI were $9.0 million or 9.2%, $9.3 million or 9.5%, $2.3 million or 2.4%, and $18.8 million or 19.2%, respectively, of the Company's outstanding trade receivables.

17. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries have operating leases covering office facilities, vehicles, and equipment which have noncancelable terms in excess of one year. During fiscal 1997, 1998, and 1999, the Company entered into numerous operating leases for vehicles and equipment. Certain of these leases contain renewal provisions and generally require the Company to pay insurance, maintenance, and other operating expenses. Total expense incurred under operating lease agreements, excluding the transactions with related parties (see
Note 15), for the years ended July 31, 1997, 1998, and 1999, was $6,732,699,
$6,754,934, and $6,901,799, respectively. The future minimum obligations under these leases are $3,895,684 in 2000; $2,219,055 in 2001; $1,186,002 in 2002;
$663,458 in 2003; $411,670 in 2004; and $554,449 thereafter.

In September 1995, the State of New York commenced a sales and use tax audit of CCG for the years 1989 through 1995. As a result of the audit, certain additional taxes were paid by CCG in fiscal 1996. In addition, the State of New York concluded that cable television service providers are subject to New York State sales taxes for the construction of cable television distribution systems, and by a Notice dated January 1997, asserted amounts due from CCG for sales taxes and interest for the periods through August 31, 1995, aggregating approximately $1.3 million. In July 1999, CCG settled the tax liabilities mentioned above for $25,000.

In the normal course of business, certain subsidiaries of the Company have pending and unasserted claims. It is the opinion of the Company's management, based on the information available at this time, that these claims will not have a material adverse impact on the Company's consolidated financial statements.

18. SEGMENT INFORMATION

The Company operates in one reportable segment as a specialty contractor. The Company provides engineering, placement and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers, competitive local exchange carriers, and cable television multiple system operators. Additionally, the Company provides similar services related to the installation of integrated voice, data, and video local and wide area networks within office buildings and similar structures and also provides underground locating services to various utilities and provides construction and maintenance services to electrical utilities. Each of these services is provided by various of the Company's subsidiaries and discrete financial information in connection with such services is not provided to management. The following table presents information regarding annual revenues by type of customer.

                                      1997             1998             1999
                                  ------------     ------------     ------------
Telecommunications                $278,657,584     $330,609,408     $420,160,050
Electrical utilities                16,798,251       20,250,898       21,648,758
Various-Utility line locating       15,782,273       17,853,257       28,328,117
                                  ------------     ------------     ------------
Total contract revenues           $311,238,108     $368,713,563     $470,136,925
                                  ============     ============     ============


19. STOCK SPLIT

On December 14, 1998, the Board of Directors declared a 3-for-2 split of the Company's common stock, effected in the form of a stock dividend paid on January 4, 1999 to stockholders of record on December 23, 1998. All agreements concerning stock options provide for the issuance of additional shares due to the declaration of the stock split. An amount equal to the par value of the common shares issued plus cash paid in lieu of fractional shares was transferred from capital in excess of par value to the common stock account. All references to number of shares and to per share information have been adjusted to reflect the stock split on a retroactive basis.

20. QUARTERLY FINANCIAL DATA (Unaudited)

In the opinion of management, the following unaudited quarterly data for the years ended July 31, 1998 and 1999 reflect all adjustments necessary for a statement of operations. All such adjustments are of a normal recurring nature other than as discussed below. The Company acquired CCI and ITI ("Pooled Companies") on April 6, 1998. The acquisitions were accounted for as poolings of interests and accordingly, the unaudited quarterly financial statements for the periods presented include the accounts of CCI and ITI. The quarterly data for CCI and ITI after the consummation date of the mergers, are included in the Dycom data. The earnings per common share calculation for each quarter is based on the weighted average shares of common stock outstanding plus the dilutive effect of stock options. The sum of the quarters earnings per common share may not necessarily be equal to the full year earnings per common share amounts.

                                                    In Whole Dollars, Except Per Share Amounts
                                         --------------------------------------------------------------
                                             First           Second           Third           Fourth
                                            Quarter         Quarter          Quarter          Quarter
                                         ------------     -----------     ------------     ------------
1998:
Revenues:
   Dycom                                 $ 70,793,691     $62,622,353     $ 96,872,826     $101,592,970
   Pooled Companies                        20,638,774      18,842,178
                                         ------------     -----------     ------------     ------------
                                         $ 91,432,465     $81,464,531     $ 96,872,826     $101,592,970
                                         ============     ===========     ============     ============

Income Before Income Taxes:
   Dycom                                 $  6,165,432     $ 5,417,012     $  8,807,157     $ 11,619,113
   Pooled Companies                         2,222,087       1,850,463
                                         ------------     -----------     ------------     ------------
                                         $  8,387,519     $ 7,267,475     $  8,807,157     $ 11,619,113
                                         ============     ===========     ============     ============

Net Income:
   Dycom                                 $  3,515,950     $ 3,246,711     $  5,343,005     $  7,088,957
   Pooled Companies                         2,222,087       1,618,910
                                         ------------     -----------     ------------     ------------
                                         $  5,738,037     $ 4,865,621     $  5,343,005     $  7,088,957
                                         ============     ===========     ============     ============

Earnings per Common Share:
   Basic                                 $       0.30     $      0.23     $       0.24     $       0.32
   Diluted                               $       0.30     $      0.22     $       0.24     $       0.32

Pro Forma Net Income:
   Dycom                                 $  3,515,950     $ 3,246,711     $  5,432,241     $  7,088,957
   Pooled Companies                         1,298,383       1,079,118
                                         ------------     -----------     ------------     ------------
                                         $  4,814,333     $ 4,325,829     $  5,432,241     $  7,088,957
                                         ============     ===========     ============     ============

Pro Forma Earnings per Common Share:
   Basic                                 $       0.25     $      0.20     $       0.25     $       0.32
   Diluted                               $       0.25     $      0.20     $       0.24     $       0.32

1999:
Revenues:                                $109,302,250     $97,454,552     $122,364,864     $144,330,867
                                         ============     ===========     ============     ============

Income Before Income Taxes:              $ 12,611,721     $11,164,950     $ 14,198,783     $ 22,636,868
                                         ============     ===========     ============     ============

Net Income:                              $  7,494,143     $ 6,650,150     $  8,766,460     $ 13,539,222
                                         ============     ===========     ============     ============

Earnings per Common Share:
   Basic                                 $       0.34     $      0.30     $       0.39     $       0.54
   Diluted                               $       0.33     $      0.29     $       0.38     $       0.53




As a result of the Company's independent actuary's annual analysis of reported claims and incurred but not reported losses, the fourth quarter results of operations include a pre-tax net reduction of $2.3 million to accrued self-insurance expense.

21. SUBSEQUENT EVENT

On August 2, 1999, the Company acquired all of the outstanding common stock of Lamberts' Cable Splicing Company for $10.0 million and 48,873 shares of Dycom's common stock for an aggregate purchase price of $12.4 million. Located in Rocky Mount, North Carolina, Lamberts' Cable Splicing Company's primary line of business is the placement and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers, competitive local exchange carriers, and cable television multiple system operators. The Company intends to record this transaction using the purchase method of accounting.

The pro forma effect on consolidated results of operations, from the acquisition of Lamberts' Cable Splicing Company, is immaterial.

INDEPENDENT AUDITORS' REPORT

Dycom Industries, Inc.:

We have audited the consolidated balance sheets of Dycom Industries, Inc. and subsidiaries (the "Company") as of July 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Communications Construction Group, Inc., which has been accounted for as a pooling of interests as described in Note 3 to the consolidated financial statements. We did not audit the statements of operations, stockholders' equity, and cash flows of Communications Construction Group, Inc. for the year ended
May 31, 1997, which statements reflect total revenues of $67,717,326 for the year ended May 31, 1997. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Communications Construction Group, Inc. for such period, is based solely on the report of such other auditors. As described in Note 3 to the consolidated financial statements, subsequent to the issuance of the report of the other auditors, Communications Construction Group, Inc. changed its fiscal year to conform to the fiscal year of Dycom Industries, Inc. for the period ended July 31, 1997.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dycom Industries, Inc. and subsidiaries as of July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Certified Public Accountants
West Palm Beach, Florida

August 30, 1999

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Communications Construction Group, Inc.

We have audited the accompanying consolidated balance sheet of Communications Construction Group, Inc. (the "Company") as of May 31, 1997, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above (not presented separately herein) present fairly, in all material respects, the consolidated financial position of Communications Construction Group, Inc. as of May 31, 1997, and consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

The following table sets forth certain information concerning the executive officers of the Company, all of whom serve at the pleasure of the Board of Directors. Information concerning Thomas R. Pledger and Steven E. Nielsen is included in the Company's definitive proxy statement that has been incorporated by reference.

                                                                          Executive Officer
Name                       Age      Office                                       Since
----                       ---      ------                                -----------------
Thomas R. Pledger          61       Executive Chairman                           1/4/84

Steven E. Nielsen          36       President and Chief Executive Officer       2/26/96

Kenneth G. Geraghty        48       Executive Vice President,                   3/29/99
                                    Finance and Administration

Randal L. Martin           27       Vice President and Controller               8/23/99

Marc R. Tiller             29       General Counsel and Corporate              11/23/98
                                    Secretary


There are no family relationships among the Company's executive officers.

Kenneth G. Geraghty is the Company's Executive Vice President, Finance and Administration. Mr. Geraghty has been employed by the Company since March 29, 1999. Mr. Geraghty was previously employed by Massachusetts Mutual Life Insurance Company from 1997 through 1999 as the Senior Vice President, Strategic Finance, American Express Company from 1996 through 1997 as the Vice President, Change Management, and from 1994 to 1996 as the Executive Director, Business Planning.

Randal L. Martin is the Company's Vice President and Controller. Mr. Martin has been employed by the Company since November 23, 1998. Mr. Martin was previously employed by Ernst & Young LLP from 1994 to 1998 as a Senior Auditor. Mr. Martin is licensed in Florida as a certified public accountant.

Marc R. Tiller is the Company's General Counsel and Corporate Secretary. Mr. Tiller has been employed by the Company since August 10, 1998. Mr. Tiller attended law school from June 1995 to May 1998 and served as a Claims Representative for Florida Farm Bureau Insurance Company during the four prior years.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is hereby incorporated by reference for the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

Information concerning the ownership of certain of the Registrant's beneficial owners and management is hereby incorporated by reference for the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning relationships and related transactions is hereby incorporated by reference for the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 10-K

                                                                                                     Page
(a) The following documents are filed as a part of this report:


1. Consolidated financial statements:

    Consolidated balance sheets at July 31, 1998 and 1999                                             16

    Consolidated statements of operations for the years ended July 31, 1997, 1998, and 1999           17

    Consolidated statements of stockholders' equity for the
      years ended July 31, 1997, 1998, and 1999                                                       18

    Consolidated statements of cash flows for the years ended July 31, 1997, 1998, and 1999          19-20

    Notes to consolidated financial statements                                                       21-35

    Independent auditors' reports                                                                    36-37

2. Financial statement schedules:

     All schedules have been omitted because they are inapplicable, not required, or the information is included in the above referenced consolidated financial statements or the notes thereto.

3. Exhibits furnished pursuant to the requirements of Form 10-K:

     See Exhibit Index on page 39.

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended July 31, 1999.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.

/s/ Steven E. Nielsen                        October 5, 1999
-------------------------                    ----------------
By: Steven E. Nielsen                              Date
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          Name                        Position                              Date
          ----                        --------                              ----
/s/ Kenneth G. Geraghty      Executive Vice President,               October 5, 1999
-------------------------    Finance and Administration,
                             and Acting Principal
                             Accounting Officer



/s/ Thomas R. Pledger        Executive Chairman                      October 5, 1999
-------------------------    and Director



/s/ Steven E. Nielsen        Director                                October 5, 1999
-------------------------



/s/ Louis W. Adams, Jr.      Director                                October 5, 1999
-------------------------



/s/ Thomas G. Baxter         Director                                October 5, 1999
-------------------------



/s/ Walter L. Revell         Director                                October 5, 1999
-------------------------



/s/ Joseph M. Schell         Director                                October 5, 1999
-------------------------



/s/ Ronald P. Younkin        Director                                October 5, 1999
-------------------------


                                  EXHIBIT INDEX

Exhibit Number                          Title


3(i)(1) Articles of Incorporation of the Company are hereby incorporated by reference from the Company's Form S-1 Registration Statement filed with the Commission on October 29, 1986 (Exhibit 3.01).

3(i)(2) Articles of Amendment to Articles of Incorporation of the Company are hereby incorporated by reference from the Company's Form S-1 Registration Statement filed with the Commission on October 29, 1986 (Exhibit 3.01).

3(ii) Amended By-laws of the Company (Exhibit 3(ii), Current Report on Form 8-K filed April 29, 1999, File No. 001-10613).

4.1 Description of Capital Stock contained in Exhibits 3(i) and 3(ii) above.

4.2 Shareholder Protection Rights Agreement, dated as of June 1, 1992, among Dycom Industries, Inc. and First Union National Bank of North Carolina as Rights Agent (Exhibit to Form S-4 filed on
              June 24, 1992).

4.3 Registration Rights Agreement, dated as of March 31, 1999, among Dycom Industries, Inc., Gary E. Ervin, Timothy W. Ervin, Robert W. Ervin, Keith E. Walker, Robert J. Chastain, Charles T. McElroy and Penny J. Ward (Exhibit 4(i), Current Report on Form 8-K filed April 15, 1999, File No. 001-10613).

10.1 Second Amended and Restated Credit Facility Agreement, dated as of April 27, 1999 (Exhibit 10(i), Current Report on Form 8-K filed April 29, 1999, File No. 001-10613).

10.2 Second Amended and Restated Security Agreement, dated as of April 27, 1999 (Exhibit 10(ii), Current Report on Form 8-K filed April 29, 1999, File No. 001-10613).

10.3 Second Amended and Restated Guarantee Agreement, dated as of April 27, 1999 (Exhibit 10(iii), Current Report on Form 8-K filed April 29, 1999, File No. 001-10613).

10.4 1998 Incentive Stock Option Plan (Exhibit A, Definitive Proxy Statement filed September 30, 1998, File No. 001-10613).

10.5 1991 Incentive Stock Option Plan (Exhibit A, Definitive Proxy Statement filed November 5, 1991, File No. 001-10613).

10.6*         Employment Agreement for Thomas R. Pledger

10.7*         Employment Agreement for Steven E. Nielsen

10.8*         Employment Letter for Robert J. Gluck

10.9 Stock Purchase Agreement, dated as of March 12, 1999, between Dycom Industries, Inc. and Gary E. Ervin, Timothy W. Ervin and Robert W. Ervin (Exhibit 2(i), Current Report on Form 8-K filed April 15, 1999, File No. 001-10613).

10.10 Agreement and Plan of Merger, dated as of March 12, 1999, among Apex Digital TV, Inc., Dycom Acquisition Corporation III, Dycom Industries, Inc. and Gary E. Ervin, Timothy W. Ervin, Robert W. Ervin, Keith E. Walker, Robert J. Chastain, Charles T. McElroy and Penny J. Ward (Exhibit 2 (ii), Current Report on Form 8-K filed April 15, 1999, File No. 001-10613).

11            Statement re computation of per share earnings

              All information required by Exhibit 11 is presented in Note 2 of the Company's Consolidated Financial Statements in accordance with the provision of SFAS No. 128.

21*           Subsidiaries of the Company

23.1*         Consent of Deloitte & Touche LLP

23.2*         Consent of Nowalk & Associates

27*           Financial Data Schedules for fiscal years ended July 31, 1997,
              1998, and 1999

* (documents filed herewith)