Form 10-Q
period 1999-10-30
DYCOM INDUSTRIES INC
filed 1999-12-13
CIK 67215

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 30, 1999

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


       4440 PGA Boulevard, Suite 500
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding as of December 3, 1999
                -----                        ----------------------------------

   Common Stock, par value $0.33 1/3                        25,760,908

                             DYCOM INDUSTRIES, INC.

                                      INDEX


                                                                              Page No.
                                                                              --------

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets-
            October 30, 1999 and July 31, 1999                                   3

          Condensed Consolidated Statements of
            Operations for the Three Months Ended
            October 30, 1999 and October 31, 1998                                4

          Condensed Consolidated Statements of
            Cash Flows for the Three Months Ended
            October 30, 1999 and October 31, 1998                               5-6

          Notes to Condensed Consolidated
            Financial Statements                                                7-12

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                      13-15

  Item 3. Quantitative and Qualitative Disclosures
            about Market Risk                                                   16


PART II.  OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds                             17

  Item 6. Exhibits and Reports on Form 8-K                                      17


SIGNATURES                                                                      18


DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                          October 30,        July 31,
                                                                             1999              1999
                                                                         ------------      ------------
ASSETS
CURRENT ASSETS:
Cash and equivalents                                                      $78,400,189       $97,955,007
Accounts receivable, net                                                  101,211,634        95,284,031
Costs and estimated earnings in excess of billings                         37,712,942        32,878,667
Deferred tax assets                                                         4,513,848         3,503,379
Inventories                                                                14,160,711        10,222,964
Other current assets                                                        2,668,641         1,285,297
                                                                         ------------      ------------
Total current assets                                                      238,667,965       241,129,345
                                                                         ------------      ------------

PROPERTY AND EQUIPMENT, net                                                86,824,258        79,410,882
                                                                         ------------      ------------

OTHER ASSETS:
Intangible assets, net                                                     66,992,941        59,286,827
Other                                                                       5,041,025         4,722,672
                                                                         ------------      ------------
Total other assets                                                         72,033,966        64,009,499
                                                                         ------------      ------------

TOTAL                                                                    $397,526,189      $384,549,726
                                                                         ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                          $25,268,531       $19,886,314
Notes payable                                                               2,507,106         2,438,860
Billings in excess of costs and estimated earnings                             35,628           437,874
Accrued self-insured claims                                                 4,236,983         3,728,947
Income taxes payable                                                        7,519,139         4,375,635
Customer advances                                                          15,137,347        24,576,700
Other accrued liabilities                                                  20,062,045        23,161,468
                                                                         ------------      ------------
Total current liabilities                                                  74,766,779        78,605,798

NOTES PAYABLE                                                               9,897,549         9,982,121
ACCRUED SELF-INSURED CLAIMS                                                 4,966,728         4,823,396
OTHER LIABILITIES                                                           5,245,480         3,847,832
                                                                         ------------      ------------
Total liabilities                                                          94,876,536        97,259,147
                                                                         ------------      ------------

COMMITMENTS AND CONTINGENCIES, Note 9

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share:
  1,000,000 shares authorized; no shares issued and outstanding

Common stock, par value $.33 1/3 per share:
  50,000,000 shares authorized; 25,721,723 and 25,627,990
  shares issued and outstanding, respectively                               8,573,907         8,542,663
Additional paid-in capital                                                214,187,421       211,322,822
Retained earnings                                                          79,888,325        67,425,094
                                                                         ------------      ------------
Total stockholders' equity                                                302,649,653       287,290,579
                                                                         ------------      ------------

TOTAL                                                                    $397,526,189      $384,549,726
                                                                         ============      ============


See notes to condensed consolidated financial statements--unaudited

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                              For the Three Months Ended
                                           ---------------------------------
                                            October 30,          October 31,
                                                1999                1998
                                           -------------       -------------
Contract revenues earned                    $160,904,275        $108,613,156
                                           -------------       -------------

Expenses:
Costs of earned revenues,
  excluding depreciation                     120,951,955          81,180,248
General and administrative                    13,195,308          11,188,993
Depreciation and amortization                  7,111,965           3,972,738
                                           -------------       -------------
Total                                        141,259,228          96,341,979
                                           -------------       -------------



Interest, net                                    731,867             179,574
Other income, net                                221,579             160,970
                                           -------------       -------------

INCOME BEFORE INCOME TAXES                    20,598,493          12,611,721
                                           -------------       -------------

PROVISION (BENEFIT) FOR INCOME TAXES:
Current                                        8,275,463           5,426,044
Deferred                                        (140,201)           (308,466)
                                           -------------       -------------
Total                                          8,135,262           5,117,578
                                           -------------       -------------

NET INCOME                                   $12,463,231          $7,494,143
                                           =============       =============

EARNINGS PER COMMON SHARE:
 Basic                                             $0.49               $0.34
                                           =============       =============
 Diluted                                           $0.48               $0.33
                                           =============       =============






See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                            For the Three Months Ended
                                                         -------------------------------
                                                          October 30,        October 31,
                                                             1999               1998
                                                         ------------       ------------
Increase (Decrease) in Cash and Equivalents from:
OPERATING ACTIVITIES:
Net income                                                $12,463,231         $7,494,143
Adjustments to reconcile net cash provided
  by operating activities:
     Depreciation and amortization                          7,111,965          3,972,738
     Gain on disposal of assets                              (150,767)           (55,208)
     Deferred income taxes                                   (140,201)          (308,466)
Changes in assets and liabilities:
     Accounts receivable, net                              (4,048,270)          (853,025)
     Unbilled revenues, net                                (5,236,521)          (517,788)
     Other current assets                                  (5,305,997)        (1,808,090)
     Other assets                                          (1,188,621)           206,165
     Accounts payable                                       5,162,353          2,308,418
     Customer advances                                     (9,439,353)           948,243
     Accrued self-insured claims and
       other liabilities                                   (1,226,122)        (1,325,587)
     Accrued income taxes                                   3,143,504          2,845,637
                                                         ------------       ------------
Net cash inflow from operating activities                   1,145,201         12,907,180
                                                         ------------       ------------

INVESTING ACTIVITIES:
Capital expenditures                                      (12,360,761)       (12,017,054)
Proceeds from sale of assets                                  640,322            107,738
Acquisition expenditures                                   (9,379,839)          (750,000)
Equity investment                                                             (3,000,000)
                                                         ------------       ------------
Net cash outflow from investing activities                (21,100,278)       (15,659,316)
                                                         ------------       ------------

FINANCING ACTIVITIES:
Principal payments on notes payable
  and bank lines-of-credit                                   (102,836)        (1,204,129)
Exercise of stock options                                     503,095            106,433
                                                         ------------       ------------
Net cash inflow (outflow) from financing activities           400,259         (1,097,696)
                                                         ------------       ------------

NET CASH OUTFLOW FROM ALL ACTIVITIES                      (19,554,818)        (3,849,832)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                97,955,007         35,927,307
                                                         ------------       ------------

CASH AND EQUIVALENTS AT END OF PERIOD                     $78,400,189        $32,077,475
                                                         ============       ============




See notes to condensed consolidated financial statements--unaudited

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

                                                                              For the Three Months Ended
                                                                             ----------------------------
                                                                             October 30,       October 31,
                                                                                1999               1998
                                                                             -----------       ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND
  NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
  Interest                                                                   $   242,843       $  349,937
  Income taxes                                                               $ 5,131,959       $2,580,407

Property and equipment acquired and financed with:
    Capital lease obligation                                                                   $   58,962

During the quarter ended October 30, 1999, the Company acquired all of the capital stock of Lamberts' Cable Splicing Company at a cost of $12,441,884 million. In conjunction with this acquisition, assets acquired and liabilities assumed were as follows:


     Fair market value of assets acquired, including goodwill                $12,911,340
     Consideration paid (including $2.4 million of common stock issued)       12,441,884
                                                                             -----------
     Fair market value of liabilities assumed                                $   469,456
                                                                             ===========



See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited


1. The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. ("Dycom" or the "Company") as of October 30, 1999 and July 31, 1999, and the related condensed consolidated statements of operations for the three months ended October 30, 1999 and October 31, 1998 and the condensed consolidated statements of cash flows for the three months ended October 30, 1999 and October 31, 1998 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended October 30, 1999 are not necessarily indicative of the results which may be expected for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The condensed consolidated financial statements are unaudited. These statements include Dycom Industries, Inc. and its subsidiaries, all of which are wholly owned. During fiscal 1999, the Company acquired Locating, Inc. ("LOC"), Ervin Cable Construction, Inc. ("ECC"), Apex Digital TV, Inc. ("APX"), and Triple D Communications, Inc. ("DDD"). During fiscal 2000, the Company acquired Lamberts' Cable Splicing Company ("LCS"). Each of these transactions was accounted for using the purchase method of accounting. The Company's results include the results of LOC, ECC, APX, DDD, and LCS from their respective acquisition dates until October 30, 1999. See Note 4.

The Company's operations consist primarily of providing specialty contracting services to the telecommunications and electrical utility industries. All material intercompany accounts and transactions have been eliminated.

CHANGE IN FISCAL YEAR -- On September 29, 1999, the Company changed to a fiscal year with 52 or 53 week periods ending on the Saturday nearest July 31. This Quarterly Report presents financial information for the first quarter of fiscal 2000, beginning August 1, 1999 and ending October 30, 1999. The unaudited results of operations and cash flows of the Company for the quarter ended October 30, 1999 contain 91 days compared to 92 days for the unaudited results of operations and cash flows for the quarter ended October 31, 1998.

USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

Estimates are used in the Company's revenue recognition of work-in-process, allowance for doubtful accounts, self-insured claims liability, depreciation and amortization, and in the estimated lives of assets, including intangibles.

RECLASSIFICATIONS -- Certain prior year amounts have been reclassified in order to conform to current year presentation.

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

INVENTORIES -- Inventories consist primarily of materials and supplies used to complete certain of the Company's long-term contracts. The Company values these inventories using the first-in, first-out method. The Company periodically reviews the appropriateness of the carrying value of its inventories. The Company records a reserve for obsolescence if inventories are not expected to be used in the Company's normal course of business. No reserve has been recorded in the periods presented.

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

Amortization expense was $1,043,536 and $41,871 for the three months ended October 30, 1999 and October 31, 1998, respectively. The intangible assets are net of accumulated amortization of $3,516,481 at October 30, 1999 and $2,472,945 at July 31, 1999.

SELF-INSURED CLAIMS LIABILITY -- The Company retains the risk, up to certain limits, for automobile and general liability, worker's compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the condensed consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $4,110,000 and $4,860,000 at October 30, 1999 and July 31, 1999, respectively. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated.

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

STOCK SPLIT -- On December 14, 1998, the Board of Directors declared a 3-for-2 split of the Company's common stock, effected in the form of a stock dividend paid on January 4, 1999 to stockholders of record on December 23, 1998. All agreements concerning stock options provide for the issuance of additional shares due to the declaration of the stock split. An amount equal to the par value of the common shares issued plus cash paid in lieu of fractional shares was transferred from capital in excess of par value to the common stock account. All references to number of shares and to per share information have been adjusted to reflect the stock split on a retroactive basis.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for the accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 by one year to periods beginning after June 15, 2000. Management is currently evaluating the requirements and related disclosures of SFAS No. 133.

3. COMPUTATION OF PER SHARE EARNINGS

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computation as required by SFAS No. 128.

                                                             For the Three Months Ended
                                                             ----------------------------
                                                             October 30,       October 31,
                                                                1999              1998
                                                             -----------      -----------
Net income available to common stockholders (numerator)      $12,463,231      $ 7,494,143
                                                             ===========      ===========
Weighted-average number of common shares (denominator)        25,690,684       22,089,669
                                                             ===========      ===========
Earnings per common share - basic                            $      0.49      $      0.34
                                                             ===========      ===========

Weighed-average number of common shares                       25,690,684       22,089,669
Potential common stock arising from stock options                379,597          330,198
                                                             -----------      -----------
Total shares (denominator)                                    26,070,281       22,419,867
                                                             ===========      ===========
Earnings per common share - diluted                          $      0.48      $      0.33
                                                             ===========      ===========


4. ACQUISITIONS

On February 3, 1999, the Company acquired all of the outstanding common stock of LOC for $10.0 million and various transaction costs. Located in Issaquah, Washington, LOC's primary line of business is the locating, marking, and mapping of underground utility facilities for cable television multiple system operators, telephone companies, and electrical and gas utilities. On March 31, 1999, the Company purchased all of the outstanding shares of common stock of ECC for $21.8 million in cash and 258,066 shares of Dycom's common stock for an aggregate purchase price of $32.5 million before various transaction costs. ECC's primary service is the engineering, construction, and maintenance of cable television systems. On April 1, 1999, the Company issued 516,128 shares with an aggregate value of 21.4 million of Dycom's common stock to the shareholders of APX in exchange for all of the outstanding common stock of APX. APX's primary line of business is providing installation and maintenance services to direct broadcast satellite providers. Both ECC and APX are located in Sturgis, Kentucky. On June 30, 1999, the Company purchased all of the outstanding shares of common stock of DDD for $1.7 million in cash and 24,896 shares of Dycom's common stock for an aggregate purchase price of $2.9 million before various transaction costs. Located in Lexington, Kentucky, DDD's primary business is the construction and maintenance of telecommunications systems under master service agreements. On August 2, 1999, the Company acquired all of the outstanding common stock of LCS for $10.0 million in cash and 48,873 shares of Dycom's common stock for an aggregate purchase price of $12.4 million before various transaction costs. Located in Rocky Mount, North Carolina, LCS's primary business is the construction and maintenance of telecommunications systems under master service agreements. The Company has recorded the acquisitions of LOC, ECC, APX, DDD, and LCS using the purchase method of accounting. The operating results of LOC, ECC, APX, DDD, and LCS are included in the accompanying consolidated condensed financial statements from the date of purchase.

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisitions of LOC, ECC, APX, DDD, and LCS had occurred on August 1, 1998:

                                  For the Three Months Ended
                                ------------------------------
                                 October 30,      October 31,
                                    1999              1998
                                ------------      ------------
Total revenues                  $160,904,275      $132,410,080
Income before income taxes        20,598,493        16,031,485
Net income                        12,463,231         9,467,008
Earnings per share:
Basic                           $       0.49      $       0.41
Diluted                         $       0.48      $       0.41





5. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:


                                                         October 30,         July 31,
                                                             1999              1999
                                                        ------------      ------------
Contract billings                                       $ 98,573,293      $ 93,682,485
Retainage                                                  4,957,600         4,497,307
Other receivables                                          1,202,643         1,233,519
                                                        ------------      ------------
Total                                                    104,733,536        99,413,311
Less allowance for doubtful accounts                       3,521,902         4,129,280
                                                        ------------      ------------
Accounts receivable, net                                $101,211,634      $ 95,284,031
                                                        ============      ============


For the quarters ended October 30, 1999 and October 31, 1998, the Company reduced its allowance and incurred bad debt expense related to uncollectible accounts receivable of ($311,208) and $1,305,137, respectively.


6. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying condensed consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:


                                                         October 30,        July 31,
                                                            1999              1999
                                                        -----------      -----------
Costs incurred on contracts in progress                 $34,251,722      $27,695,302
Estimated earnings thereon                               10,699,130        8,259,242
                                                        -----------      -----------
                                                         44,950,852       35,954,544
Less billings to date                                     7,273,538        3,513,751
                                                        -----------      -----------
Costs and estimated earnings in excess of billings      $37,677,314      $32,440,793
                                                        ===========      ===========

Included in the accompanying consolidated
 balance sheets under the captions:
Costs and estimated earnings in excess of billings      $37,712,942      $32,878,667
Billings in excess of costs and estimated earnings           35,628          437,874
                                                        -----------      -----------
                                                        $37,677,314      $32,440,793
                                                        ===========      ===========



As stated in Note 1, the Company performs services under short-term, unit based and long-term, percentage of completion contracts. The amounts presented above aggregate the effects of these two types of contracts.

7. PROPERTY AND EQUIPMENT

The accompanying condensed consolidated balance sheets include the following property and equipment:


                                                              October 30,        July 31,
                                                                 1999              1999
                                                             ------------      ------------
Land                                                         $  3,253,690      $  3,122,155
Buildings                                                       5,837,659         5,554,542
Leasehold improvements                                          1,232,514         1,304,470
Vehicles                                                       84,371,703        80,923,822
Equipment and machinery                                        57,447,562        49,613,877
Furniture and fixtures                                          8,316,152         7,641,972
                                                             ------------      ------------
Total                                                         160,459,280       148,160,838
Less accumulated depreciation and amortization                 73,635,022        68,749,956
                                                             ------------      ------------
Property and equipment, net                                  $ 86,824,258      $ 79,410,882
                                                             ============      ============


8. NOTES PAYABLE

Notes payable are summarized by type of borrowings as follows:


                                                         October 30,       July 31,
                                                            1999             1999
                                                        -----------      -----------
Bank Credit Agreement:
  Term loan                                             $11,750,000      $11,750,000
Capital lease obligations                                     4,473          233,619
Equipment loans                                             650,182          437,362
                                                        -----------      -----------
Total                                                    12,404,655       12,420,981
Less current portion                                      2,507,106        2,438,860
                                                        -----------      -----------
Notes payable--non-current                              $ 9,897,549      $ 9,982,121
                                                        ===========      ===========


On April 27, 1999, the Company signed an amendment to its bank credit agreement increasing the total facility to $175.3 million and extending the facility's maturity to April 2002. The amended bank credit agreement provides for (i) a $17.5 million standby letter of credit facility, (ii) a $50.0 million revolving working capital facility; (iii) a $12.8 million five-year term loan, and (iv) a $95.0 million equipment acquisition and small business purchase facility. The Company is required to pay an annual non-utilization fee equal to 0.15% of the unused portion of the revolving working capital and the equipment acquisition and small business purchase facilities. In addition, the Company pays annual agent and facility commitment fees of $15,000 and $135,000, respectively.

The Company had outstanding standby letters of credit issued to the Company's insurance administrators as part of its self-insurance program of $13.4 million at October 30, 1999.

The revolving working capital facility bears interest, at the option of the Company, at the bank's prime interest rate minus 1.125% or LIBOR plus 1.25%. As of October 30, 1999, there was no outstanding balance on this facility resulting in an available borrowing capacity of $50 million.

The outstanding loans under the equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the bank's prime interest rate minus 0.75% or LIBOR plus 1.5%. The advances under the equipment acquisition and small business purchase facility are converted to term loans with maturities not to exceed 48 months. The outstanding principal on the equipment term loans is payable in monthly installments through February 2001. As of October 30, 1999 there was no outstanding balance on this facility resulting in an available borrowing capacity of $71.1 million.

The outstanding principal under the term loan bears interest at the bank's prime interest rate minus 0.50% (7.75% at October 30, 1999). Principal and interest is payable in semiannual installments through April 2003. The amount outstanding on the term loan was $11.8 million at October 30, 1999.

The amended bank credit agreement contains restrictions which, among other things, requires maintenance of certain financial ratios and covenants, restricts encumbrances of assets and creation of indebtedness, and limits the payment of cash dividends. Cash dividends are limited to 50% of each fiscal year's after-tax profits. No cash dividends were paid during the periods presented. At October 30, 1999, the Company was in compliance with all financial covenants and conditions.

All obligations under the amended credit agreement are unconditionally guaranteed by the Company's subsidiaries and secured by security interest in certain property and assets of the Company and its subsidiaries.

In addition to the borrowings under the amended bank credit agreement, certain subsidiaries have outstanding obligations under capital leases and other equipment financing arrangements. The obligations are payable in monthly installments expiring at various dates through September 2000.

Interest costs incurred on notes payable, all of which were expensed during the three months ended October 30, 1999 and October 31, 1998 were $208,767 and $348,550, respectively.

9. COMMITMENTS AND CONTINGENCIES

The federal employment tax returns for one of the Company's subsidiaries are currently being audited by the Internal Revenue Service ("IRS"). As a result of the audit, the Company received an examination report from the IRS in October 1999 proposing a $6.1 million tax deficiency. At issue, according to the examination report, is the taxpayer's payment of certain employee allowances for the years 1995 through 1997 without reporting such payment as wages on the employees' W-2 Forms. The Company intends to vigorously defend its position in this matter and believes it has a number of legal defenses available to it which would significantly reduce or possibly eliminate the proposed tax deficiency, although there can be no assurance in this regard. Additionally, the Company believes that the ultimate disposition of this matter will not have a material adverse effect on its consolidated financial statements.

In the normal course of business, certain subsidiaries of the Company have pending and unasserted claims. It is the opinion of the Company's management, based on the information available at this time, that these claims will not have a material adverse impact on the Company's consolidated financial statements.

10. SEGMENT INFORMATION

The Company operates in one reportable segment as a specialty contractor. The Company provides engineering, placement and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers, competitive local exchange carriers, and cable television multiple system operators. Additionally, the Company provides similar services related to the installation of integrated voice, data, and video local and wide area networks within office buildings and similar structures and also provides underground locating services to various utilities and provides construction and maintenance services to electrical utilities. Each of these services is provided by various of the Company's subsidiaries and discrete financial information in connection with each of such services is not provided to management. The following table presents information regarding annual revenues by type of customer:

                                                          For the Three Months Ended
                                                        ------------------------------
                                                         October 30,      October 31,
                                                            1999              1998
                                                        ------------      ------------
Telecommunications                                      $142,735,989      $ 98,371,700
Electrical utilities                                       7,411,419         4,974,429
Various customers -- Utility line locating                10,756,867         5,267,027
                                                        ------------      ------------
Total contract revenues                                 $160,904,275      $108,613,156
                                                        ============      ============



11.  SUBSEQUENT EVENT

On November 22, 1999, the Company's shareholders approved an increase in the number of authorized shares of the Company's common stock from 50,000,000 shares to 150,000,000 shares.

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

Results of Operations

The following table sets forth, as a percentage of contract revenues earned, certain items in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

                                                    For the Three Months Ended
                                                    ------------------------
                                                    October 30,  October 31,
                                                       1999         1998
                                                    -----------  -----------

Contract revenues earned                               100.0%      100.0%
                                                       -----       -----

Expenses:
  Cost of earned revenues, excluding depreciation       75.2        74.7
  General and administrative                             8.2        10.3
  Depreciation and amortization                          4.4         3.7
                                                       -----       -----
Total                                                   87.8        88.7
                                                       -----       -----

Interest, net                                            0.5         0.2
Other income, net                                        0.1         0.1
                                                       -----       -----
Income before income taxes                              12.8        11.6
                                                       -----       -----

Provision for income taxes                               5.1         4.7
                                                       -----       -----

Net Income                                               7.7         6.9
                                                       =====       =====


REVENUES. Contract revenues increased $52.3 million, or 48.2%, to $160.9 million in the quarter ending October 30, 1999 from $108.6 million in the quarter ended October 31, 1998. Of this increase, $44.4 million was attributable to specialty contracting services provided to telecommunications companies, $2.4 million was attributable to construction and maintenance services provided to electrical utilities and $5.5 million was attributable to underground utility locating services provided to various utilities, reflecting an increase in overall market demand for the Company's services.

During the quarter ended October 30, 1999, the Company recognized $142.8 million of contract revenues from telecommunications services as compared to $98.4 million for the quarter ended October 31, 1998. The increase in the Company's telecommunications service revenues reflects an increased volume of projects and activities associated with cable television services, and an increase in services performed in the design and installation of broadband networks, telephone engineering services, telephony splicing services, premise wiring services, and revenues from services performed under master service agreements. The Company recognized contract revenues of $7.4 million from electric construction and maintenance services in the quarter ended October 30, 1999 as compared to $5.0 million in the quarter ended October 31, 1998. The Company recognized contract revenues of $10.7 million from underground utility locating services in the quarter ended October 30, 1999 as compared to $5.2 million in the quarter ended October 31, 1998, an increase of 106%. Acquisitions subsequent to October 31, 1998 contributed $27.9 million of contract revenues during the quarter ended October 30, 1999.

Contract revenues from multi-year master service agreements and other long-term agreements represented 85.5% of total contract revenues in the quarter ended October 30, 1999 as compared to 88.2% in the quarter ended October 31, 1998, of which contract revenues from multi-year master service agreements represented 45.8% of total contract revenues in the quarter ended October 30, 1999 as compared to 48.4% in the quarter ended October 31, 1998.

COSTS OF EARNED REVENUES. Costs of earned revenues increased $39.7 million to $120.9 million in the quarter ended October 30, 1999 from $81.2 million in the quarter ended October 31, 1998, and increased as a percentage of contract revenues to 75.2% from 74.7%. The increase was primarily due to an increase in direct materials as a result of the increase number of "turn key" contracts which require the Company to supply materials.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $2.0 million to $13.2 million in the quarter ended October 30, 1999 from $11.2 million in the quarter ended October 31, 1998. The increase in general and administrative expenses for the quarter ended October 30, 1999, as compared to the quarter ended October 31, 1998, was primarily attributable to increases in salaries, employee benefits, and payroll taxes of $2.1 million, legal and professional fees of $0.5 million, and other general and administrative expenses of $1.0 million offset by a reduction in the provision for doubtful accounts of $1.6 million. The change in the provision for doubtful accounts includes a reduction in the Company's provision of $0.3 million during the quarter ended October 30, 1999. General and administrative expenses decreased as a percentage of contract revenues to 8.2% from 10.6% in the quarter ended October 30, 1999 as compared to the quarter ended October 31, 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $3.1 million to $7.1 million in the quarter ending October 30, 1999 as compared to $4.0 million in the quarter ended October 31, 1998, and increased as a percentage of contract revenues to 4.4% from 3.7%. The increase in amounts reflects the depreciation of additional capital expenditures incurred in the ordinary course of business and the amortization of goodwill related to acquisitions made in fiscal 1999 and 2000.

INCOME TAXES. The provision for income taxes was $8.1 million in the three months ended October 30, 1999 as compared to $5.1 million in the quarter ended October 31, 1998. The Company's effective tax rate was 39.5% in the three months ended October 30, 1999 as compared to 40.6% in the quarter ended October 31, 1998. The effective tax rate differs from the statutory rate due to state income taxes, the amortization of intangible assets that do not provide a tax benefit, and other non-deductible expenses for tax purposes.

Liquidity and Capital Resources

The Company's needs for capital are attributable primarily to its needs for equipment to support its contractual commitments to customers and its needs for working capital sufficient for general corporate purposes. Capital expenditures have been financed by operating and capital leases, bank borrowings and internal cash flow. To the extent that the Company seeks to grow by acquisitions that involve consideration other than Company stock, the Company's capital requirements may increase, although the Company is not currently subject to any commitments or obligations with respect to any acquisitions. The Company's sources of cash have historically been from operating activities, equity offerings, bank borrowings, and from proceeds arising from the sale of idle and surplus equipment and real property.

For the three months ended October 30, 1999, net cash provided by operating activities was $1.2 million compared to $12.9 million for the quarter ended October 31, 1998. A decrease in customer advances and the payment of accrued bonuses contributed to the decrease in cash flow for the three months ended October 30, 1999.

In the three months ended October 30, 1999, net cash used in investing activities was $21.1 million as compared to $15.7 million for the quarter ended October 31, 1998. For the three months ended October 30, 1999, capital expenditures of $12.3 million were for the normal replacement of equipment and purchases for the start up of certain long-term contracts.

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

On August 2, 1999, the Company acquired all of the outstanding common stock of LCS for $10.0 million in cash and 48,873 shares of Dycom's common stock for an aggregate purchase price of $12.4 million before various transaction costs. Located in Rocky Mount, North Carolina, LCS's primary business is the construction and maintenance of telecommunications systems under master service agreements.

In the three months ended October 30, 1999, net cash provided from financing activities was $0.4 million which was primarily attributable to the proceeds from the exercise of stock options.

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

The Company had outstanding standby letters of credit issued to the Company's insurance administrators as part of its self-insurance program of $13.4 million at October 30, 1999.

The revolving working capital facility bears interest, at the option of the company, at the bank's prime interest rate minus 1.125% or LIBOR plus 1.25%. As of October 30, 1999, there was no outstanding balance on this facility resulting in an available borrowing capacity of $50.0 million.

The outstanding loans under the equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the bank's prime interest rate minus 0.75% or LIBOR plus 1.50%. The advances under the equipment acquisition and small business purchase facility are converted to term loans with maturities not to exceed 48 months. The outstanding principal on the equipment term loans is payable in quarterly installments though February 2001. There were no amounts outstanding on the equipment acquisition and small business purchase facility at October 30, 1999, resulting in an available borrowing capacity of $71.1 million.

The outstanding principal under the term loan bears interest at the bank's prime interest rate minus 0.50% (7.75% at October 30, 1999). Principal and interest is payable in semiannual installments through April 2003. The amount outstanding on the term loan was $11.8 million at October 30, 1999.

The amended bank credit agreement requires the Company to maintain certain financial covenants and conditions, as well as restricting the encumbrances of assets and the creation of additional indebtedness and limits the payment of cash dividends. No cash dividends were paid during the periods presented. At October 30, 1999, the Company was in compliance with all covenants and conditions under the credit agreement.

The Company believes its capital resources, together with existing cash balances, to be sufficient to meet its financial obligations, including the scheduled debt payments under the amended bank credit agreement and operating lease commitments, and to support the Company's normal replacement of equipment at its current level of business for at least the next twelve months. The Company's future operating results and cash flows may be affected by a number of factors including the Company's success in bidding on future contracts and the Company's continued ability to effectively manage controllable costs.

Special Note Concerning Forward Looking Statements

This Quarterly Report on Form 10-Q, including the Notes to Condensed Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements. The words "believe", "expect", "anticipate", "intends", "forecast", " project", and similar expressions identify forward looking statements. Such statements may include, but may not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financial needs or plans and the availability of financing, and plans relating to services of the Company, as well as assumptions relating to the foregoing. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Year 2000 Compliance

The Company has reviewed its computer systems to identify those areas that could be adversely affected by Year 2000 software failures. The Company has verified or converted approximately 98% of its mission critical applications and 97% of support hardware and software to be Year 2000 compliant. The Company expects to complete the verification and conversion of its mission critical applications and support hardware and software by December 1999. The company has incurred approximately $1.8 million to date through October 30, 1999 and approximately $0.1 million will be incurred in the remainder of calendar year 1999 to complete the information system conversions, including the implementation and conversion cost of our recently acquired subsidiaries. Although the Company expects that any additional expenditures that may be required in connection with the Year 2000 conversions will not be material, there can be no assurance in this regard. The Company believes that certain of its customers, particularly local exchange and long distance carriers and cable multiple system operators, may be impacted by the Year 2000 problem, which could in turn affect the Company. The Company also believes that certain of its suppliers may be impacted by the Year 2000 problem. Currently, the Company cannot predict the effect of the Year 2000 problem on these customers and suppliers and there can be no assurance it will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. However, the Company believes that its capital resources together with existing cash balances are sufficient to meet its financial obligations and to support the Company's normal replacement of equipment at its current level of business should customers' payment be delayed by Year 2000 problems.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at October 30, 1999. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. At October 30, 1999, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially affect the Company's financial position, results of operations, or cash flows.

PART II. OTHER INFORMATION
--------------------------

Item 2.  Changes in Securities and Use of Proceeds

On August 2, 1999, the Company issued 48,873 shares of the Company's common stock for the acquisition of Lamberts' Cable Splicing Company.

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

          (27)       Financial Data Schedule


(b) Reports On Form 8-K

The following reports on Form 8-K were filed on behalf of the Registrant during the quarter ended October 30, 1999:

(i) The announcement of a change in the fiscal year of the Company to a 52/53 week fiscal year.

            Item Reported: 8
            Date Filed: October 7, 1999

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DYCOM INDUSTRIES, INC.

Registrant



Date:  December 13, 1999                     /s/ Kenneth G. Geraghty
       -----------------                     ----------------------------
                                             Kenneth G. Geraghty
                                             Executive Vice President,
                                             Finance and Administration,
                                             and Acting Principal
                                             Accounting Officer


Date:  December 13, 1999                     /s/ Steven E. Nielsen
       -----------------                     ----------------------------
                                             Steven E. Nielsen
                                             President and Chief Executive
                                             Officer







Date:  December 13, 1999                     /s/ Thomas R. Pledger
       -----------------                     ----------------------------
                                             Thomas R. Pledger
                                             Executive Chairman