Form 10-Q
period 2000-01-29
DYCOM INDUSTRIES INC
filed 2000-03-10
CIK 67215

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 29, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________to________


                          Commission file number 0-5423


                             DYCOM INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Florida                                  59-1277135
  ------------------------------                  -------------------
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)




       4440 PGA Boulevard, Suite 500
        Palm Beach Gardens, Florida                     33410
-------------------------------------------        ----------------
   (Address of principal executive office)            (Zip Code)


                                 (561) 627-7171
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                            Outstanding as of February 22, 2000
            -----                            -----------------------------------

Common Stock, par value $0.33 1/3                       38,977,496

                             DYCOM INDUSTRIES, INC.

                                      INDEX


                                                                                             Page No.
                                                                                             --------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets-
            January 29, 2000 and July 31, 1999                                                   3

          Condensed Consolidated Statements of
            Operations for the Three Months Ended
            January 29, 2000 and January 31, 1999                                                4

          Condensed Consolidated Statements of
            Operations for the Six Months Ended
            January 29, 2000 and January 31, 1999                                                5

          Condensed Consolidated Statements of
            Cash Flows for the Six Months Ended
            January 29, 2000 and January 31, 1999                                               6-7

          Notes to Condensed Consolidated
            Financial Statements                                                                8-15

  Item 2. Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                                                      16-20

  Item 3. Quantitative and Qualitative Disclosures
            about Market Risk                                                                    20


PART II.  OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds                                              21

  Item 4. Submission of Matters to a Vote
             of Security Holders                                                                 21

  Item 6. Exhibits and Reports on Form 8-K                                                       21


SIGNATURES                                                                                       22



DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                     January 29,         July 31,
                                                                                         2000              1999
                                                                                     ------------      ------------
ASSETS
CURRENT ASSETS
Cash and equivalents                                                                 $ 79,245,779      $ 97,955,007
Accounts receivable, net                                                               91,970,313        95,284,031
Costs and estimated earnings in excess of billings                                     43,405,249        32,878,667
Deferred tax assets, net                                                                4,553,892         3,503,379
Inventories                                                                            12,360,176        10,222,964
Other current assets                                                                    3,577,473         1,285,297
                                                                                     ------------      ------------
Total current assets                                                                  235,112,882       241,129,345
                                                                                     ------------      ------------

PROPERTY AND EQUIPMENT, net                                                            91,797,518        79,410,882
                                                                                     ------------      ------------

OTHER ASSETS:
Intangible assets, net                                                                 86,331,391        59,286,827
Other                                                                                   4,592,008         4,722,672
                                                                                     ------------      ------------
Total other assets                                                                     90,923,399        64,009,499
                                                                                     ------------      ------------
TOTAL                                                                                $417,833,799      $384,549,726
                                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                     $ 22,434,377      $ 19,886,314
Notes payable                                                                           2,525,419         2,438,860
Billings in excess of costs and estimated earnings                                        316,284           437,874
Accrued self-insured claims                                                             4,545,423         3,728,947
Income taxes payable                                                                           --         4,375,635
Customer advances                                                                      15,381,163        24,576,700
Other accrued liabilities                                                              26,654,336        23,161,468
                                                                                     ------------      ------------
Total current liabilities                                                              71,857,002        78,605,798

NOTES PAYABLE                                                                           9,164,670         9,982,121
ACCRUED SELF-INSURED CLAIMS                                                             5,660,572         4,823,396
DEFERRED TAX LIABILITIES, NET                                                           3,523,070         2,034,648
OTHER LIABILITIES                                                                       2,902,102         1,813,184
                                                                                     ------------      ------------
Total liabilities                                                                      93,107,416        97,259,147
                                                                                     ------------      ------------

COMMITMENTS AND CONTINGENCIES, Note 9

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share:
    1,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $.33 1/3 per share:
    150,000,000 shares authorized, 38,968,132 and 38,441,985
    shares issued and outstanding, respectively                                        12,989,377        12,813,995
Additional paid-in capital                                                            219,852,121       207,051,490
Retained earnings                                                                      91,884,885        67,425,094
                                                                                     ------------      ------------
Total stockholders' equity                                                            324,726,383       287,290,579
                                                                                     ------------      ------------

TOTAL                                                                                $417,833,799      $384,549,726
                                                                                     ============      ============


See notes to condensed consolidated financial statements--unaudited

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)



                                         For the Three Months Ended
                                       ------------------------------
                                        January 29,      January 31,
                                           2000              1999
                                       ------------      ------------
Contract revenues earned               $158,381,266      $ 96,727,284
                                       ------------      ------------

Expenses:
Costs of earned
revenues,
excluding depreciation                  119,693,240        73,468,675
General and administrative               12,759,956         8,360,308
Depreciation and amortization             7,035,000         4,144,089
                                       ------------      ------------
Total                                   139,488,196        85,973,072
                                       ------------      ------------

Interest income, net                        833,827           141,469
Other income, net                           190,168           269,269
                                       ------------      ------------

INCOME BEFORE INCOME TAXES               19,917,065        11,164,950
                                       ------------      ------------

PROVISION FOR INCOME TAXES:
Current                                   7,342,393         4,201,198
Deferred                                    578,112           313,602
                                       ------------      ------------
Total                                     7,920,505         4,514,800
                                       ------------      ------------

NET INCOME                             $ 11,996,560      $  6,650,150
                                       ============      ============

EARNINGS PER COMMON SHARE:
Basic                                  $       0.31      $       0.20
                                       ============      ============

Diluted                                $       0.31      $       0.20
                                       ============      ============

SHARES USED IN COMPUTING EARNINGS
 PER COMMON SHARE:
Basic                                    38,721,486        33,299,885
                                       ============      ============

Diluted                                  39,285,527        33,918,138
                                       ============      ============





See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                          For the Six Months Ended
                                       ------------------------------
                                        January 29,        January 31,
                                           2000               1999
                                       ------------      ------------
Contract revenues earned               $319,285,541      $205,340,440
                                       ------------      ------------

Expenses:
Costs of earned revenues,
  excluding depreciation                240,645,195       154,648,923
General and administrative               25,955,264        19,549,301
Depreciation and amortization            14,146,965         8,116,827
                                       ------------      ------------
Total                                   280,747,424       182,315,051
                                       ------------      ------------

Interest income, net                      1,565,694           321,043
Other income, net                           411,747           430,239
                                       ------------      ------------

INCOME BEFORE INCOME TAXES               40,515,558        23,776,671
                                       ------------      ------------

PROVISION FOR INCOME TAXES:
Current                                  15,617,856         9,627,242
Deferred                                    437,911             5,136
                                       ------------      ------------
Total                                    16,055,767         9,632,378
                                       ------------      ------------

NET INCOME                             $ 24,459,791      $ 14,144,293
                                       ============      ============

EARNINGS PER COMMON SHARE:
Basic                                  $       0.63      $       0.43
                                       ============      ============

Diluted                                $       0.62      $       0.42
                                       ============      ============

SHARES USED IN COMPUTING EARNINGS
 PER COMMON SHARE:
Basic                                    38,629,035        33,217,191
                                       ============      ============

Diluted                                  39,188,013        33,788,727
                                       ============      ============




See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                              For the Six Months Ended
                                                         -------------------------------
                                                           January 29,        January 31,
                                                             2000               1999
                                                         ------------       ------------
Increase (Decrease) in Cash and Equivalents from:
OPERATING ACTIVITIES:
Net income                                               $ 24,459,791       $ 14,144,293
Adjustments to reconcile net cash provided
  by operating activities:
    Depreciation and amortization                          14,146,965          8,116,827
    Gain on disposal of assets                               (275,983)          (161,439)
    Deferred income taxes                                     437,911              5,136
Changes in assets and liabilities:
    Accounts receivable, net                                9,051,024         11,900,139
    Unbilled revenues, net                                 (9,997,934)        (4,995,044)
    Other current assets                                   (3,719,803)        (4,239,490)
    Other assets                                            2,798,739           (794,491)
    Accounts payable                                        1,764,290          1,340,612
    Customer advances                                      (9,195,537)           948,243
    Accrued self-insured claims
    and other liabilities                                   2,248,179            184,179
    Accrued income taxes                                   (3,597,161)        (2,193,782)
                                                         ------------       ------------
Net cash inflow from operating activities                  28,120,481         24,255,183
                                                         ------------       ------------

INVESTING ACTIVITIES:
Capital expenditures                                      (20,332,633)       (22,810,098)
Proceeds from sale of assets                                1,015,699            553,276
Acquisition expenditures, net of cash acquired            (27,654,288)          (750,000)
Equity investment                                                             (3,000,000)
                                                         ------------       ------------
Net cash outflow from investing activities                (46,971,222)       (26,006,822)

FINANCING ACTIVITIES:
Principal payments on notes payable
    and bank lines-of-credit                               (1,304,701)        (2,398,299)
Exercise of stock options                                   1,446,214          2,208,418
                                                         ------------       ------------
Net cash inflow (outflow) from financing activities           141,513           (189,881)
                                                         ------------       ------------

NET CASH OUTFLOW FROM ALL ACTIVITIES                      (18,709,228)        (1,941,520)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                97,955,007         35,927,307
                                                         ------------       ------------

CASH AND EQUIVALENTS AT END OF PERIOD                    $ 79,245,779       $ 33,985,787
                                                         ============       ============








See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)


                                                                                    For the Six  Months Ended
                                                                                   ----------------------------
                                                                                   January 29,      January 31,
                                                                                      2000             1999
                                                                                   -----------      -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND
  NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
  Interest                                                                         $   507,246      $   657,932
  Income taxes                                                                     $20,280,419      $10,765,623

Property and equipment acquired
  and financed with:
    Capital lease obligation                                                                        $   187,765

Income tax benefit from stock options
  exercised                                                                        $ 1,065,402      $ 1,115,554

During the six months ended January 29, 2000, the Company acquired all of the capital stock of Lamberts' Cable Splicing Company, C-2 Utility Contractors,
Inc., and Artoff Construction Company, Inc. at a cost of $40.8 million. In conjunction with these acquisitions, assets acquired and liabilities assumed were as follows:


       Fair market value of assets acquired, including goodwill                    $42,888,925
       Consideration paid (including $10.5 million of common stock issued)          40,754,577
                                                                                   -----------
       Fair market value of liabilities assumed                                    $ 2,134,348
                                                                                   ===========



See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited

1. The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. ("Dycom" or the "Company") as of January 29, 2000 and July 31, 1999, and the related condensed consolidated statements of operations for the three and six months ended January 29, 2000 and January 31, 1999 and the condensed consolidated statements of cash flows for the six months ended January 29, 2000 and January 31, 1999 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and six months ended January 29, 2000 are not necessarily indicative of the results which may be expected for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The condensed consolidated financial statements are unaudited. These statements include Dycom Industries, Inc. and its subsidiaries, all of which are wholly owned. During fiscal 1999, the Company acquired Locating, Inc. ("LOC"), Ervin Cable Construction, Inc. ("ECC"), Apex Digital TV, Inc. ("APX"), and Triple D Communications, Inc. ("DDD"). During fiscal 2000, the Company acquired Lamberts' Cable Splicing Company ("LCS"), C-2 Utility Contractors, Inc. ("C-2"), and Artoff Construction Company, Inc. ("ACC"). Each of these transactions was accounted for using the purchase method of accounting. The Company's results include the results of LOC, ECC, APX, DDD, LCS, C-2, and ACC from their respective acquisition dates until January 29, 2000. See Note 4.

The Company's operations consist primarily of providing specialty contracting services to the telecommunications and electrical utility industries. All material intercompany accounts and transactions have been eliminated.

CHANGE IN FISCAL YEAR -- On September 29, 1999, the Company changed to a fiscal year with 52 or 53 week periods ending on the Saturday nearest July 31. This Quarterly Report presents financial information for the first and second quarters of fiscal 2000, beginning August 1, 1999 and ending January 29, 2000. The unaudited results of operations of the Company for the quarter ended January 29, 2000 contains 91 days compared to 92 days for the unaudited results of operations for the quarter ended January 31, 1999. The unaudited results of operations and cash flows of the Company for the six months ended January 29, 2000 contain 182 days compared to 184 days for the unaudited results of operations and cash flows for the six months ended January 31, 1999.

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

INTANGIBLE ASSETS -- The excess of the purchase price over the fair market value of the tangible net assets of acquired businesses (goodwill) is amortized on a straight-line basis over 20-40 years. The appropriateness of the carrying value of goodwill is reviewed periodically by the Company at the subsidiary level. An impairment loss is recognized when the projected future cash flows are less than the carrying value of goodwill. No impairment loss has been recognized in the periods presented.

Amortization expense was $1,799,275 and $83,741 for the six months ended January 29, 2000 and January 31, 1999, respectively. The intangible assets are net of accumulated amortization of $4,272,220 at January 29, 2000 and $2,472,945 at July 31, 1999.

SELF-INSURED CLAIMS LIABILITY -- The Company retains the risk, up to certain limits, for automobile, general liability, workers' compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the condensed consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $5,610,747 and $4,860,659 at January 29, 2000 and July 31, 1999,
respectively. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated.

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

STOCK SPLITS -- On December 14, 1998, the Board of Directors declared a 3-for-2 split of the Company's common stock, effected in the form of a stock dividend paid on January 4, 1999 to stockholders of record on December 23, 1998. On January 20, 2000, the Board of Directors declared a 3-for-2 split of the Company's common stock, effected in the form of a stock dividend paid on February 16, 2000 to stockholders of record on February 2, 2000. All agreements concerning stock options provide for the issuance of additional shares due to the declaration of the stock split. An amount equal to the par value of the common shares issued plus cash paid in lieu of fractional shares was transferred from capital in excess of par value to the common stock account. All references to number of shares and to per share information have been adjusted to reflect the stock split on a retroactive basis.

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

                                                                    For the Three Months Ended
                                                                   ----------------------------
                                                                    January 29,     January 31,
                                                                       2000            1999
                                                                   -----------      -----------
      Net income available to common stockholders (numerator)      $11,996,560      $ 6,650,150
                                                                   ===========      ===========
      Weighted-average number of common shares (denominator)        38,721,486       33,299,885
                                                                   ===========      ===========
      Earnings per common share - basic                            $      0.31      $      0.20
                                                                   ===========      ===========

      Weighted-average number of common shares                      38,721,486       33,299,885
      Potential common stock arising from stock options                564,041          618,253
                                                                   -----------      -----------
      Total shares (denominator)                                    39,285,527       33,918,138
                                                                   ===========      ===========
      Earnings per common share - diluted                          $      0.31      $      0.20
                                                                   ===========      ===========



                                                                     For the Six Months Ended
                                                                   ----------------------------
                                                                   January 29,      January 31,
                                                                       2000             1999
                                                                   -----------      -----------
      Net income available to common stockholders (numerator)      $24,459,791      $14,144,293
                                                                   ===========      ===========
      Weighted-average number of common shares (denominator)        38,629,035       33,217,191
                                                                   ===========      ===========
      Earnings per common share - basic                            $      0.63      $      0.43
                                                                   ===========      ===========

      Weighted-average number of common shares                      38,629,035       33,217,191
      Potential common stock arising from stock options                558,978          571,536
                                                                   -----------      -----------
      Total shares (denominator)                                    39,188,013       33,788,727
                                                                   ===========      ===========
      Earnings per common share - diluted                          $      0.62      $      0.42
                                                                   ===========      ===========



4.  ACQUISITIONS

On February 3, 1999, the Company acquired all of the outstanding common stock of LOC for $10.0 million and various transaction costs. Located in Issaquah, Washington, LOC's primary line of business is the locating, marking, and mapping of underground utility facilities for cable television multiple system operators, telephone companies, and electrical and gas utilities. On March 31, 1999, the Company purchased all of the outstanding shares of common stock of ECC for $21.8 million in cash and 387,099 shares of Dycom's common stock for an aggregate purchase price of $32.5 million before various transaction costs. ECC's primary service is the engineering, construction, and maintenance of cable television systems. On April 1, 1999, the Company issued 774,192 shares with an aggregate value of $21.4 million of Dycom's common stock to the shareholders of APX in exchange for all of the outstanding common stock of APX. APX's primary line of business is providing installation and maintenance services to direct broadcast satellite providers. Both ECC and APX are located in Sturgis, Kentucky. On June 30, 1999, the Company purchased all of the outstanding shares of common stock of DDD for $1.7 million in cash and 37,344 shares of Dycom's common stock for an aggregate purchase price of $2.9 million before various transaction costs. Located in Lexington, Kentucky, DDD's primary business is the construction and maintenance of telecommunications systems under master service agreements. On August 2, 1999, the Company acquired all of the outstanding common stock of LCS for $10.0 million in cash and 73,309 shares of Dycom's common stock for an aggregate purchase price of $12.4 million before various transaction costs. Located in Rocky Mount, North Carolina, LCS's primary business is the construction and maintenance of telecommunications systems under master service agreements. On January 4, 2000, the Company acquired all of the outstanding common stock of C-2 for $18.0 million in cash and 247,555 shares of Dycom's common stock for an aggregate purchase price of $25.2 million before various transaction costs. Located in Eugene, Oregon, C-2's primary business is the construction and maintenance of telecommunications systems under master service agreements. On January 4, 2000, the Company acquired all of the outstanding common stock of ACC for $2.2 million in cash and 30,081 shares of Dycom's common stock for an aggregate purchase price of $3.0 million before various transaction costs. Located in Gold Hill, Oregon, ACC's primary business is the construction and maintenance of telecommunications systems. The Company has recorded the acquisitions of LOC, ECC, APX, DDD, LCS, C-2, and ACC using the purchase method of accounting. The operating results of LOC, ECC, APX, DDD, LCS, C-2, and ACC are included in the accompanying consolidated condensed financial statements from the date of purchase.

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisitions of LOC, ECC, APX, DDD, LCS, C-2, and ACC had occurred on August 1, 1998:


                                                  For the Six Months Ended
                                                -----------------------------
                                                January 29,      January 31,
                                                    2000             1999
                                                ------------     ------------
      Total revenues                           $329,330,356     $256,367,861
      Income before income taxes                 41,922,584       27,495,922
      Net income                                 25,301,710       16,006,863

      Earnings per share:
      Basic                                            0.65             0.46
      Diluted                                          0.65             0.45



5. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                 January 29,       July 31,
                                                    2000             1999
                                                -----------      -----------
      Contract billings                         $89,478,261      $93,682,485
      Retainage                                   4,726,069        4,497,307
      Other receivables                           1,189,602        1,233,519
                                                -----------      -----------
      Total                                      95,393,932       99,413,311
      Less allowance for doubtful accounts        3,423,619        4,129,280
                                                -----------      -----------
      Accounts receivable, net                  $91,970,313      $95,284,031
                                                ===========      ===========


For the quarters ended January 29, 2000 and January 31, 1999, the Company reduced its allowance related to uncollectible accounts receivable by $(31,212) and $(668,436), respectively. For the six months ended January 29, 2000 and January 31, 1999, the Company reduced its allowance and incurred bad debt expense related to uncollectible accounts receivable by $(342,420) and $636,701, respectively.

6. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying condensed consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

                                                                                        January 29,        July 31,
                                                                                            2000             1999
                                                                                        -----------      -----------
      Costs incurred on contracts in progress                                           $39,684,884      $27,695,302
      Estimated earnings thereon                                                         11,039,566        8,259,242
                                                                                        -----------      -----------
                                                                                         50,724,450       35,954,544
      Less billings to date                                                               7,635,485        3,513,751
                                                                                        -----------      -----------
      Costs and estimated earnings in excess of billings                                $43,088,965      $32,440,793
                                                                                        ===========      ===========

      Included in the accompanying consolidated
        balance sheets under the captions:
      Costs and estimated earnings in excess of billings                                $43,405,249      $32,878,667
      Billings in excess of costs and estimated earnings                                    316,284          437,874
                                                                                        -----------      -----------
                                                                                        $43,088,965      $32,440,793
                                                                                        ===========      ===========

As stated in Note 1, the Company performs services under short-term, unit based and long-term, percentage of completion contracts. The amounts presented above aggregate the effects of these two types of contracts.


7. PROPERTY AND EQUIPMENT

The accompanying condensed consolidated balance sheets include the following property and equipment:

                                                                                        January 29,         July 31,
                                                                                            2000             1999
                                                                                        -----------      -----------
      Land                                                                              $ 3,246,861      $ 3,122,155
      Buildings                                                                           5,858,621        5,554,542
      Leasehold improvements                                                              1,429,294        1,304,470
      Vehicles                                                                           95,294,054       80,923,822
      Equipment and machinery                                                            55,229,263       49,613,877
      Furniture and fixtures                                                              9,068,807        7,641,972
                                                                                        -----------      -----------
      Total                                                                             170,126,900      148,160,838
      Less accumulated depreciation and amortization                                     78,329,382       68,749,956
                                                                                        -----------      -----------
      Property and equipment, net                                                       $91,797,518      $79,410,882
                                                                                        ===========      ===========



8. NOTES PAYABLE

Notes payable are summarized by type of borrowings as follows:

                                        January 29,        July 31,
                                           2000              1999
                                        -----------      -----------
      Bank Credit Agreement:
        Term Loan                       $10,750,000      $11,750,000
      Capital lease obligations               3,160          233,619
      Equipment loans                       936,929          437,362
                                        -----------      -----------
      Total                              11,690,089       12,420,981
      Less current portion                2,525,419        2,438,860
                                        -----------      -----------
      Notes payable -- non-current      $ 9,164,670      $ 9,982,121
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

The Company had total outstanding standby letters of credit of $13.7 million at January 29, 2000, including letters of credit issued to the Company's insurance administrators as part of its self-insurance program of $13.4 million and miscellaneous letters of credit of $0.3 million.

The revolving working capital facility bears interest, at the option of the Company, at the bank's prime interest rate minus 1.125% or LIBOR plus 1.25%. As of January 29, 2000, there was no outstanding balance on this facility resulting in an available borrowing capacity of $50 million.

The outstanding loans under the equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the bank's prime interest rate minus 0.75% or LIBOR plus 1.5%. The advances under the equipment acquisition and small business purchase facility are converted to term loans with maturities not to exceed 48 months. The outstanding principal on the equipment term loans is payable in monthly installments through February 2001. As of January 29, 2000, there was no outstanding balance on this facility resulting in an available borrowing capacity of $71.1 million. The available borrowing capacity on this non-revolving facility has been reduced due to prior borrowings which have been repaid in full.

The outstanding principal under the term loan bears interest at the bank's prime interest rate minus 0.50% (7.94% at January 29, 2000). Principal and interest is payable in semiannual installments through April 2003. The amount outstanding on the term loan was $10.8 million at January 29, 2000.

The amended bank credit agreement contains restrictions which, among other things, requires maintenance of certain financial ratios and covenants, restricts encumbrances of assets and creation of indebtedness, and limits the payment of cash dividends. Cash dividends are limited to 50% of each fiscal year's after-tax profits. No cash dividends were paid during the periods presented. At January 29, 2000, the Company was in compliance with all financial covenants and conditions.

All obligations under the amended credit agreement are unconditionally guaranteed by the Company's subsidiaries and secured by a security interest in certain property and assets of the Company and its subsidiaries.

In addition to the borrowings under the amended bank credit agreement, certain subsidiaries have outstanding obligations under capital leases and other equipment financing arrangements. The obligations are payable in monthly installments expiring at various dates through September 2000.

Interest costs incurred on notes payable, all of which were expensed during the three months ended January 29, 2000 and January 31, 1999 were $256,961 and $316,530, respectively. Interest costs for the six months ended January 29, 2000 and January 31, 1999 were $465,728 and $665,080, respectively.

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


                                                        For the Three Months Ended
                                                     ------------------------------
                                                       January 29,      January 31,
                                                         2000              1999
                                                     ------------      ------------
      Telecommunications                             $143,745,876      $ 87,340,106
      Electrical utilities                              6,437,056         5,152,228
      Various customers - Utility line locating         8,198,334         4,234,950
                                                     ------------      ------------
      Total contract revenues                        $158,381,266      $ 96,727,284
                                                     ============      ============



                                                        For the Six Months Ended
                                                     ------------------------------
                                                      January 29,       January 31,
                                                         2000               1999
                                                     ------------      ------------
      Telecommunications                             $286,481,865      $185,711,806
      Electrical utilities                             13,848,475        10,126,657
      Various customers - Utility line locating        18,955,201         9,501,977
                                                     ------------      ------------
      Total contract revenues                        $319,285,541      $205,340,440
                                                     ============      ============


11. SUBSEQUENT EVENT

On March 8, 2000, the Company acquired all of the outstanding common stock of Neils Fugal Sons Company for 2,726,210 shares of Dycom's common stock. Located in Pleasant Grove, Utah, Neils Fugal Sons Company's primary business is the construction and maintenance of telecommunications systems. The Company intends to record this transaction as a pooling of interests.

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

Results of Operations

The following table sets forth, as a percentage of contract revenues earned, certain items in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

                                                                   For the Three Months Ended
                                                                 -----------------------------
                                                                 January 29,       January 31,
                                                                     2000             1999
                                                                 -----------       -----------
      Contract revenues earned                                      100.0%            100.0%
                                                                    -----             -----

      Expenses:
         Cost of earned revenues, excluding depreciation             75.6              76.0
         General and administrative                                   8.1               8.6
         Depreciation and amortization                                4.4               4.3
                                                                    -----             -----
      Total                                                          88.1              88.9
                                                                    -----             -----

      Interest income, net                                            0.5               0.1
      Other income, net                                               0.1               0.3
                                                                    -----             -----
      Income before income taxes                                     12.5              11.5
                                                                    -----             -----

      Provision for income taxes                                      5.0               4.6
                                                                    -----             -----

      Net Income                                                      7.5%              6.9%
                                                                    =====             =====


                                                                     For the Six Months Ended
                                                                  ----------------------------
                                                                  January 29,      January 31,
                                                                     2000              1999
                                                                  -----------      -----------
      Contract revenues earned                                      100.0%            100.0%
                                                                    -----             -----

      Expenses:
         Cost of earned revenues, excluding depreciation             75.4              75.3
         General and administrative                                   8.1               9.5
         Depreciation and amortization                                4.4               4.0
                                                                    -----             -----
      Total                                                          87.9              88.8
                                                                    -----             -----

      Interest income, net                                            0.5               0.2
      Other income, net                                               0.1               0.2
                                                                    -----             -----
      Income before income taxes                                     12.7              11.6
                                                                    -----             -----

      Provision for income taxes                                      5.0               4.7
                                                                    -----             -----

      Net Income                                                      7.7%              6.9%
                                                                    =====             =====


REVENUES. Contract revenues increased $61.7 million, or 63.8%, to $158.4 million in the quarter ending January 29, 2000 from $96.7 million in the quarter ended January 31, 1999. Of this increase, $56.4 million was attributable to specialty contracting services provided to telecommunications companies, $1.3 million was attributable to construction and maintenance services provided to electrical utilities and $4.0 million was attributable to underground utility locating services provided to various utilities, reflecting an increase in overall market demand for the Company's services.

During the quarter ended January 29, 2000, the Company recognized $143.8 million of contract revenues from telecommunications services as compared to $87.3 million for the quarter ended January 31, 1999. The increase in the Company's telecommunications service revenues reflects an increased volume of projects and activities associated with cable television services, and an increase in services performed in the design and installation of broadband networks, telephone engineering services, telephony splicing services, premise wiring services, and revenues from services performed under master service agreements. The Company recognized contract revenues of $6.4 million from electric construction and maintenance services in the quarter ended January 29, 2000 as compared to $5.2 million in the quarter ended January 31, 1999. The Company recognized contract revenues of $8.2 million from underground utility locating services in the quarter ended January 29, 2000 as compared to $4.2 million in the quarter ended January 31, 1999, an increase of 95.2%. Acquisitions subsequent to January 31, 1999 contributed $28.6 million of contract revenues during the quarter ended January 29, 2000.

Contract revenues from multi-year master service agreements and other long-term agreements represented 84.4% of total contract revenues in the quarter ended January 29, 2000 as compared to 87.9% in the quarter ended January 31, 1999, of which contract revenues from multi-year master service agreements represented 53.0% of total contract revenues in the quarter ended January 29, 2000 as compared to 46.2% in the quarter ended January 31, 1999.

Contract revenues increased $114.0 million, or 55.5%, to $319.3 million in the six months ending January 29, 2000 from $205.3 million in the six months ended January 31, 1999. Of this increase, $100.8 million was attributable to specialty contracting services provided to telecommunications companies, $3.7 million was attributable to construction and maintenance services provided to electrical utilities and $9.5 million was attributable to underground utility locating services provided to various utilities, reflecting an increase in overall market demand for the Company's services.

During the six months ended January 29, 2000, the Company recognized $286.5 million of contract revenues from telecommunications services as compared to $185.7 million for the six months ended January 31, 1999. The increase in the Company's telecommunications service revenues reflects an increased volume of projects and activities associated with cable television services, and an increase in services performed in the design and installation of broadband networks, telephone engineering services, telephony splicing services, premise wiring services, and revenues from services performed under master service agreements. The Company recognized contract revenues of $13.8 million from electric construction and maintenance services in the six months ended January 29, 2000 as compared to $10.1 million in the six months ended

January 31, 1999. The Company recognized contract revenues of $19.0 million from underground utility locating services in the quarter ended January 29, 2000 as compared to $9.5 million in the quarter ended January 31, 1999, an increase of 100%. Acquisitions subsequent to January 31, 1999 contributed $55.3 million of contract revenues during the quarter ended January 29, 2000.

Contract revenues from multi-year master service agreements and other long-term agreements represented 83.2% of total contract revenues in the six months ended January 29, 2000 as compared to 88.1% in the quarter ended January 31, 1999, of which contract revenues from multi-year master service agreements represented 49.6% of total contract revenues in the six months ended January 29, 2000 as compared to 47.3% in the six months ended January 31, 1999.

COSTS OF EARNED REVENUES. Costs of earned revenues increased $46.2 million to $119.7 million in the quarter ended January 29, 2000 from $73.5 million in the quarter ended January 31, 1999, but decreased as a percentage of contract revenues from 76.0% to 75.6%.

Costs of earned revenues increased $86.0 million to $240.6 million in the six months ended January 29, 2000 from $154.6 million in the six months ended January 31, 1999, and increased as a percentage of contract revenues to 75.4% from 75.3%.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $4.4 million to $12.8 million in the quarter ended January 29, 2000 from $8.4 million in the quarter ended January 31, 1999. The increase in general and administrative expenses for the quarter ended January 29, 2000, as compared to the quarter ended January 31, 1999, was primarily attributable to increases in salaries, employee benefits, and payroll taxes of $2.1 million, legal and professional fees of $0.2 million, and other general and administrative expenses of $1.5 million and an increase in the provision for doubtful accounts of $0.6 million. General and administrative expenses decreased as a percentage of contract revenues to 8.1% from 8.6% in the quarter ended January 29, 2000 as compared to the quarter ended January 31, 1999.

General and administrative expenses increased $6.5 million to $26.0 million in the six months ended January 29, 2000 from $19.5 million in the six months ended January 31, 1999. The increase in general and administrative expenses for the quarter ended January 29, 2000, as compared to the quarter ended January 31, 1999, was primarily attributable to increases in salaries, employee benefits, and payroll taxes of $4.4 million, legal and professional fees of $0.7 million, and other general and administrative expenses of $2.4 million offset by a reduction in the allowance for doubtful accounts of $1.0 million. The change in the provision for doubtful accounts includes a reduction in the Company's provision of $0.3 million during the six months ended January 29, 2000. General and administrative expenses decreased as a percentage of contract revenues to 8.1% from 9.5% in the six months ended January 29, 2000 as compared to the six months ended January 31, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $2.9 million to $7.0 million in the quarter ending January 29, 2000 as compared to $4.1 million in the quarter ended January 31, 1999, and increased as a percentage of contract revenues to 4.4% from 4.3%. The increase in amounts reflects the depreciation of additional capital expenditures incurred in the ordinary course of business and the amortization of goodwill related to acquisitions made in fiscal 1999 and 2000.

Depreciation and amortization increased $6.0 million to $14.1 million in the six months ending January 29, 2000 as compared to $8.1 million in the six months ended January 31, 1999, and increased as a percentage of contract revenues to 4.4% from 4.0%. The increase in amounts reflects the depreciation of additional capital expenditures incurred in the ordinary course of business and the amortization of goodwill related to acquisitions made in fiscal 1999 and 2000.

INCOME TAXES. The provision for income taxes was $7.9 million in the three months ended January 29, 2000 as compared to $4.5 million in the same period last year. The Company's effective tax rate was 39.8% in the three months ended January 29, 2000 as compared to 40.4% in the same period last year. The effective tax rate differs from the statutory rate due to state income taxes, the amortization of intangible assets that do not provide a tax benefit, and other non-deductible expenses for tax purposes.

The provision for income taxes was $16.1 million in the six months ended January 29, 2000 as compared to $9.6 million in the same period last year. The Company's effective tax rate was 39.6% in the six months ended January 29, 2000 as compared to 40.5% in the same period last year. The effective tax rate differs from the statutory rate due to state income taxes, the amortization of intangible assets that do not provide a tax benefit, and other non-deductible expenses for tax purposes.

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

For the six months ended January 29, 2000, net cash provided by operating activities was $28.1 million compared to $24.3 million for the six months ended January 31, 1999. Net income and non-cash charges are the primary sources of operating cash flow. Working capital items used $10.5 million of operating cash flow for the six-month period ended January 29, 2000 principally through an increase in unbilled revenues, accrued self-insurance claims, and other liabilities, offset by a decrease in accounts receivable and other assets, income taxes payable, and customer advances.

In the six months ended January 29, 2000, net cash used in investing activities was $47.0 million as compared to $26.0 million for the same period last year. For the six months ended January 29, 2000, capital expenditures of $20.3 million were for the normal replacement of equipment and purchases for the start up of certain long-term contracts.

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

On August 2, 1999, the Company acquired all of the outstanding common stock of LCS for $10.0 million in cash and 73,309 shares of Dycom's common stock for an aggregate purchase price of $12.4 million before various transaction costs. Located in Rocky Mount, North Carolina, LCS's primary business is the construction and maintenance of telecommunications systems under master service agreements. On January 4, 2000, the Company acquired all of the outstanding common stock of C-2 for $18.0 million in cash and 247,555 shares of Dycom's common stock for an aggregate purchase price of $25.2 million before various transaction costs. Located in Eugene, Oregon, C-2's primary business is the construction and maintenance of telecommunications systems under master service agreements. On January 4, 2000, the Company acquired all of the outstanding common stock of ACC for $2.2 million in cash and 30,081 shares of Dycom's common stock for an aggregate purchase price of $3.0 million before various transaction costs. Located in Gold Hill, Oregon, C-2's primary business is the construction and maintenance of telecommunications systems.

In the six months ended January 29, 2000, net cash provided from financing activities was $0.1 million, which was primarily attributable to the proceeds from the exercise of stock options net of principal payments on long-term notes.

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

The Company had total outstanding standby letters of credit of $13.7 million at January 29, 2000, including letters of credit issued to the Company's insurance administrators as part of its self-insurance program of $13.4 million and miscellaneous letters of credit of $0.3 million.

The revolving working capital facility bears interest, at the option of the company, at the bank's prime interest rate minus 1.125% or LIBOR plus 1.25%. As of January 29, 2000, there was no outstanding balance on this facility resulting in an available borrowing capacity of $50.0 million.

The outstanding loans under the equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the bank's prime interest rate minus 0.75% or LIBOR plus 1.50%. The advances under the equipment acquisition and small business purchase facility are converted to term loans with maturities not to exceed 48 months. The outstanding principal on the equipment term loans is payable in quarterly installments though February 2001. There were no amounts outstanding on the equipment acquisition and small business purchase facility at January 29, 2000, resulting in an available borrowing capacity of $71.1 million. The available borrowing capacity on this non-revolving facility has been reduced due to prior borrowings which have been repaid in full.

The outstanding principal under the term loan bears interest at the bank's prime interest rate minus 0.50% (7.94% at January 29, 2000). Principal and interest is payable in semiannual installments through April 2003. The amount outstanding on the term loan was $10.8 million at January 29, 2000.

The amended bank credit agreement requires the Company to maintain certain financial covenants and conditions, as well as restricting the encumbrances of assets and the creation of additional indebtedness and limits the payment of cash dividends. No cash dividends were paid during the periods presented. At January 29, 2000, the Company was in compliance with all covenants and conditions under the credit agreement.

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

YEAR 2000 - The Company did not experience any significant year 2000 related problems. The total cost of addressing year 2000 issues was approximately $2 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at January 29, 2000. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. At January 29, 2000, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially affect the Company's financial position, results of operations, or cash flows.

PART II. OTHER INFORMATION
--------------------------

Item 2.  Changes in Securities and Use of Proceeds

On January 4, 2000, the Company issued 247,555 and 30,081 shares, respectively, of the Company's common stock for the acquisitions of C-2 and ACC. These shares were issued in a manner not involving a public offering and therefore not requiring registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof.

Item 4.  Submission of Matters to a Vote of Security Holders.

An annual meeting of shareholders of the Company was held on November 22, 1999 to consider and take action on the election of four directors and the approval of an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Company's common stock from 50,000,000 shares to 150,000,000 shares.

The Company's nominee, Mr. Louis W. Adams, Jr., was elected. Mr. Adams received 22,469,261 votes for and 380,083 against. The Company's nominee, Mr. Thomas G. Baxter, was elected. Mr. Baxter received 22,478,783 votes for and 370,561 against. The Company's nominee, Mr. Thomas R. Pledger, was elected. Mr. Pledger received 22,493,711 votes for and 355,633 against. The Company's nominee, Mr. Joseph M. Schell, was elected. Mr. Schell received 22,423,633 votes for and 425,711 against. The directors whose terms continue after the annual meeting are Messrs. Nielsen, Revell, and Younkin.

An amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Company's common stock from 50,000,000 shares to 150,000,000 shares was approved. The amendment received 18,169,836 votes for and 4,599,844 against with 79,664 votes abstaining.

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

         (27)     Financial Data Schedule


(b) Reports On Form 8-K

No reports of Form 8-K were filed on behalf of the Registrant during the quarter ended January 29, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DYCOM INDUSTRIES, INC.

Registrant



Date:   March 10, 2000                    /s/ Steven E. Nielsen
                                          -----------------------------------
                                          Steven E. Nielsen
                                          President and Chief Executive
                                          Officer



Date:   March 10, 2000                    /s/ Thomas R. Pledger
                                          -----------------------------------
                                          Thomas R. Pledger
                                          Executive Chairman



Date:   March 10, 2000                    /s/ Richard L. Dunn
                                          -----------------------------------
                                          Richard L. Dunn
                                          Senior Vice President and Chief
                                          Financial Officer



Date:   March 10, 2000                    /s/ Randal L. Martin
                                          -----------------------------------
                                          Randal L. Martin
                                          Vice President, Controller, and
                                          Principal Accounting Officer