Form 10-Q
period 2000-04-29
DYCOM INDUSTRIES INC
filed 2000-06-09
CIK 67215

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 29, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________to________

                          Commission file number 0-5423

                             DYCOM INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                           59-1277135
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


                          4440 PGA Boulevard, Suite 500
                        Palm Beach Gardens, Florida 33410
--------------------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                       Outstanding as of June 2, 2000
               -----                       ------------------------------

  Common Stock, par value $0.33 1/3                   41,884,113

                             DYCOM INDUSTRIES, INC.

                                      INDEX


                                                                                                   Page No.
                                                                                                   --------
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

         Condensed Consolidated Balance Sheets-
           April 29, 2000 and July 31, 1999                                                           3

         Condensed Consolidated Statements of
           Operations for the Three Months Ended
           April 29, 2000 and April 30, 1999                                                          4

         Condensed Consolidated Statements of
           Operations for the Nine Months Ended
           April 29, 2000 and April 30, 1999                                                          5

         Condensed Consolidated Statements of
           Cash Flows for the Nine Months Ended
           April 29, 2000 and April 30, 1999                                                         6-7

         Notes to Condensed Consolidated
           Financial Statements                                                                      8-15

   Item 2. Management's Discussion and Analysis
            of Financial Condition and Results of Operations                                        16-20

   Item 3. Quantitative and Qualitative Disclosures
            about Market Risk                                                                        20


PART II.  OTHER INFORMATION

   Item 2. Changes in Securities and Use of Proceeds                                                 21

   Item 6. Exhibits and Reports on Form 8-K                                                          21


SIGNATURES                                                                                           22





DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                            April 29,          July 31,
                                                                              2000               1999
                                                                          ------------      ------------
CURRENT ASSETS:
Cash and equivalents                                                      $ 74,039,635      $ 97,995,283
Accounts receivable, net                                                   131,308,771       104,482,445
Costs and estimated earnings in excess of billings                          53,631,500        32,878,667
Deferred tax assets, net                                                     5,109,601         3,336,479
Inventories                                                                 13,018,319        10,498,453
Other current assets                                                         2,696,629         1,828,716
                                                                          ------------      ------------
Total current assets                                                       279,804,455       251,020,043
                                                                          ------------      ------------

PROPERTY AND EQUIPMENT, net                                                 99,926,628        83,641,090
                                                                          ------------      ------------

OTHER ASSETS:
Intangible assets, net                                                      86,789,543        59,286,827
Other                                                                        4,602,409         5,724,151
                                                                          ------------      ------------
Total other assets                                                          91,391,952        65,010,978
                                                                          ------------      ------------
TOTAL                                                                     $471,123,035      $399,672,111
                                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                          $ 33,700,151      $ 21,177,427
Notes payable                                                                2,712,877         3,315,760
Billings in excess of costs and estimated earnings                             161,582           437,874
Accrued self-insured claims                                                  4,573,960         3,728,947
Income taxes payable                                                         2,840,701         5,027,519
Customer advances                                                           15,137,347        24,576,700
Other accrued liabilities                                                   35,208,772        24,674,237
                                                                          ------------      ------------
Total current liabilities                                                   94,335,390        82,938,464
                                                                          ------------      ------------

NOTES PAYABLE                                                                9,303,120        10,200,091
ACCRUED SELF-INSURED CLAIMS                                                  5,615,887         4,823,396
DEFERRED TAX LIABILITIES, net                                                4,385,462         2,454,498
OTHER LIABILITIES                                                            2,372,643         1,813,184
                                                                          ------------      ------------
Total liabilities                                                          116,012,502       102,229,633
                                                                          ------------      ------------

COMMITMENTS AND CONTINGENCIES, Note 9

STOCKHOLDERS' EQUITY:
Preferred stock, par value 1.00 per share:
       1,000,000 shares authorized: no shares issued and outstanding                --                --
Common stock, par value $.33 1/3 per share:
       150,000,000 shares authorized:  41,799,829 and 41,168,195
       shares issued and outstanding, respectively                          13,933,276        13,722,732
Additional paid-in capital                                                 220,350,048       206,313,627
Unrealized gain on marketable securities                                            --            20,724
Retained earnings                                                          120,827,209        77,385,395
                                                                          ------------      ------------
Total stockholders' equity                                                 355,110,533       297,442,478
                                                                          ------------      ------------

TOTAL                                                                     $471,123,035      $399,672,111
                                                                          ============      ============





See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                             For the Three Months Ended
                                                         ---------------------------------
                                                            April 29,           April 30,
                                                              2000                1999
                                                         -------------       -------------
Contract revenues earned                                 $ 212,260,383       $ 128,899,939
                                                         -------------       -------------
Expenses:
Costs of earned revenues, excluding depreciation           159,601,096          96,007,783
General and administrative                                  18,071,442          12,493,807
Depreciation and amortization                                7,846,956           5,285,021
                                                         -------------       -------------
Total                                                      185,519,494         113,786,611
                                                         -------------       -------------

Interest income, net                                           907,557            (133,584)
Merger-related expenses                                     (2,364,284)                 --
Other income, net                                              431,789             536,305
                                                         -------------       -------------
INCOME BEFORE INCOME TAXES                                  25,715,951          15,516,049
                                                         -------------       -------------

PROVISION FOR INCOME TAXES:
Current                                                     11,456,615           5,576,723
Deferred                                                      (237,117)            376,774
                                                         -------------       -------------
Total                                                       11,219,498           5,953,497
                                                         -------------       -------------
NET INCOME                                               $  14,496,453       $   9,562,552
                                                         =============       =============

EARNINGS PER COMMON SHARE:
Basic                                                    $        0.35       $        0.26
                                                         =============       =============

Diluted                                                  $        0.34       $        0.26
                                                         =============       =============

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:

Basic                                                       41,738,741          36,504,793
                                                         =============       =============

Diluted                                                     42,579,451          37,165,574
                                                         =============       =============



See notes to condensed consolidated financial statements--unaudited

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                             For the Nine Months Ended
                                                         ---------------------------------
                                                            April 29,          April 30,
                                                              2000                1999
                                                         -------------       -------------
Contract revenues earned                                 $ 566,959,976       $ 348,699,812
                                                         -------------       -------------
Expenses:
Costs of earned revenues, excluding depreciation           423,407,440         258,777,049
General and administrative                                  48,230,166          34,829,080
Depreciation and amortization                               22,755,372          14,080,228
                                                         -------------       -------------
Total                                                      494,392,978         307,686,357
                                                         -------------       -------------

Interest income, net                                         2,479,753             (10,579)
Merger-related expenses                                     (2,364,284)                 --
Other income, net                                              971,162             950,350
                                                         -------------       -------------

INCOME BEFORE INCOME TAXES                                  73,653,629          41,953,226
                                                         -------------       -------------

PROVISION FOR INCOME TAXES:
Current                                                     30,080,470          16,326,792
Deferred                                                       131,344             271,360
                                                         -------------       -------------
Total                                                       30,211,814          16,598,152
                                                         -------------       -------------

NET INCOME                                               $  43,441,815       $  25,355,074
                                                         =============       =============

EARNINGS PER COMMON SHARE:
Basic                                                    $        1.05       $        0.70
                                                         =============       =============

Diluted                                                  $        1.03       $        0.69
                                                         =============       =============

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:

Basic                                                       41,483,255          36,126,479
                                                         =============       =============

Diluted                                                     42,175,372          36,740,632
                                                         =============       =============




See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC.AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                             For the Nine Months Ended
                                                                         -------------------------------
                                                                           April 29,           April 30,
                                                                             2000                 1999
                                                                         ------------       ------------
Increase (Decrease) in Cash and Equivalents from
OPERATING ACTIVITIES:
Net Income                                                               $ 43,441,815       $ 25,355,074
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization                                              22,755,372         14,080,228
Gain on disposal of assets                                                   (625,860)          (494,284)
Unrealized (gain) loss on marketable securities                               (20,724)            42,903
Deferred income taxes                                                         131,344            271,360
Change in assets and liabilities:
Accounts receivable, net                                                  (20,586,722)          (393,431)
Unbilled revenues, net                                                    (20,378,887)       (17,061,209)
Other current assets                                                       (2,965,122)          (464,276)
Other assets                                                                4,236,342         (6,261,225)
Accounts payable                                                           11,725,569          4,600,000
Customer advances                                                          (9,439,353)         5,848,243
Accrued self-insured claims and other liabilities                           8,883,957          2,080,447
Accrued income taxes                                                       (1,121,416)           161,781
                                                                         ------------       ------------
Net cash inflow from operating activities                                  36,036,315         27,765,611
                                                                         ------------       ------------

INVESTING ACTIVITIES:
Capital expenditures                                                      (32,796,303)       (37,850,570)
Proceeds from sale of assets                                                2,198,638          1,302,738
Acquisition expenditures, net of cash acquired                            (29,619,779)       (30,102,213)
Equity investment                                                                             (3,000,000)
                                                                         ------------       ------------
Net cash outflow from investing activities                                (60,217,444)       (69,650,045)
                                                                         ------------       ------------

FINANCING ACTIVITIES:
Borrowings on notes payable                                                                   31,750,000
Principal payments on notes payable and bank lines-of-credit               (2,266,617)        (3,042,046)
Exercise of stock options                                                   2,492,098          1,384,329
                                                                         ------------       ------------
Net cash inflow from financing activities                                     225,481         30,092,283
                                                                         ------------       ------------

NET CASH OUTFLOW FROM ALL ACTIVITIES                                      (23,955,648)       (11,792,151)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                97,995,283         35,975,992
                                                                         ------------       ------------

CASH AND EQUIVALENTS AT END OF PERIOD                                    $ 74,039,635       $ 24,183,841
                                                                         ============       ============




See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)


                                                                                        For the Nine Months Ended
                                                                                      ----------------------------
                                                                                       April 29,         April 30,
                                                                                         2000              1999
                                                                                      -----------      -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest                                                                              $   705,587      $ 1,470,844
Income taxes                                                                           32,398,632       16,202,590

Property and equipment acquired and financed with:
Capital lease obligation                                                              $        --      $   233,618
Notes payable                                                                                  --          690,315

Income tax benefit from stock options exercised                                       $ 1,065,402      $ 1,115,554

During the nine months ended April 29, 2000, the company acquired all of the capital stock of Lamberts' Cable Splicing Company, C-2 Utility Contractors, Inc.
Artoff Construction Company, Inc., and K.H. Smith Communications, Inc.
at a cost of $41.9 million. In conjunction with these acquisitions, assets acquired and liabilities assumed were as follows:

Fair market value of assets acquired, including goodwill                              $44,660,499
Consideration paid (including $10.7 million of common stock issued)                    41,948,181
                                                                                      -----------
Fair market value of liabilities assumed                                              $ 2,712,318
                                                                                      ===========





See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited

1. The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. ("Dycom" or the "Company") as of April 29, 2000 and July 31, 1999, and the related condensed consolidated statements of operations for the three and nine months ended April 29, 2000 and April 30, 1999 and the condensed consolidated statements of cash flows for the nine months ended April 29, 2000 and April 30, 1999 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and nine months ended April 29, 2000 are not necessarily indicative of the results which may be expected for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The condensed consolidated financial statements are unaudited. These statements include Dycom Industries, Inc. and its subsidiaries, all of which are wholly owned. During fiscal 1999, the Company acquired Locating, Inc. ("LOC"), Ervin Cable Construction, Inc. ("ECC"), Apex Digital TV, Inc. ("APX"), and Triple D Communications, Inc. ("DDD"). During fiscal 2000, the Company acquired Lamberts' Cable Splicing Company ("LCS"), C-2 Utility Contractors, Inc. ("C-2"), Artoff Construction Company, Inc. ("ACC"), and K.H. Smith Communications, Inc. ("KHS"). Each of these transactions was accounted for using the purchase method of accounting. The Company's results include the results of LOC, ECC, APX, DDD, LCS, C-2, ACC, and KHS from their respective acquisition dates until April 29, 2000. See Note 4.

On March 8, 2000, Niels Fugal Sons Company ("NFS") merged with the Company in an exchange of common stock. This transaction was accounted for as a pooling of interests. Accordingly, the Company's condensed consolidated financial statements include the results of NFS for all periods presented. See Note 4.

The Company's operations consist primarily of providing specialty contracting services to the telecommunications and electrical utility industries. All material intercompany accounts and transactions have been eliminated.

CHANGE IN FISCAL YEAR -- On September 29, 1999, the Company changed to a fiscal year with 52 or 53 week periods ending on the Saturday nearest July 31. This Quarterly Report presents financial information for the first, second and third quarters of fiscal 2000, beginning August 1, 1999 and ending April 29, 2000. The unaudited results of operations and cash flows of the Company for the quarter ended April 29, 2000 contains 91 days compared to 89 days for the unaudited results of operations and cash flows for the quarter ended April 30, 1999. The unaudited results of operations and cash flows of the Company for the nine months ended April 29, 2000 and April 30, 1999 contain 273 days each.

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

REVENUE -- Income on short-term contracts is recognized as the related work is completed. Work-in-process on unit contracts is based on work performed but not billed. Income on long-term contracts is recognized on the percentage-of-completion method based primarily on the ratio of contract costs incurred to date to total estimated contract costs. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

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

MARKETABLE SECURITIES -- As of July 31, 1999, all of the Company's investment holdings have been classified in the consolidated balance sheet as other assets. Unrealized holding gains are included as a separate component of shareholders' equity. The fair value of the Company's investment holdings at July 31, 1999 was $148,224 and no such investments were held as of April 29, 2000.

INTANGIBLE ASSETS -- The excess of the purchase price over the fair market value of the tangible net assets of acquired businesses (goodwill) is amortized on a straight-line basis over 20-40 years. The appropriateness of the carrying value of goodwill is reviewed periodically by the Company at the subsidiary level. An impairment loss is recognized when the projected future cash flows are less than the carrying value of goodwill. No impairment loss has been recognized in the periods presented. As of April 29, 2000 and July 31, 1999, net intangible assets include $86.5 million and $58.9 million of net goodwill, respectively.

Amortization expense was $1,144,107 and $350,725 for the three months ended April 29, 2000 and April 30, 1999, respectively, and was $2,943,382 and $434,466 for the nine months ended April 29, 2000 and April 30, 1999, respectively. The intangible assets are net of accumulated amortization of $5,416,327 at April 29, 2000 and $2,472,945 at July 31, 1999.

SELF-INSURED CLAIMS LIABILITY -- The Company retains the risk, up to certain limits, for automobile and general liability, workers compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the condensed consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $5,130,565 and $4,860,659 at April 29, 2000 and July 31, 1999,
respectively. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated.

CUSTOMER ADVANCES -- Under the terms of certain contracts, the Company receives advances from customers that may be offset against future billings by the Company. The Company has recorded these advances as liabilities and has not recognized any revenue for these advances.

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

STOCK SPLITS -- On January 20, 2000, the Board of Directors declared a 3-for-2 split of the Company's common stock, effected in the form of a stock dividend paid on February 16, 2000 to stockholders of record on February 2, 2000. All agreements concerning stock options provide for the issuance of additional shares due to the declaration of the stock split. An amount equal to the par value of the common shares issued plus cash paid in lieu of fractional shares was transferred from capital in excess of par value to the common stock account. All references to number of shares and to per share information have been adjusted to reflect the stock split on a retroactive basis.

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


                                                                              For the Three Months Ended
                                                                             ----------------------------
                                                                               April 29,        April 30,
                                                                                 2000             1999
                                                                             -----------      -----------
      Net income available to common stockholders (numerator)                $14,496,453      $ 9,562,552
                                                                             ===========      ===========
      Weighted-average number of common shares (denominator)                  41,738,741       36,504,793
                                                                             ===========      ===========
                                                                             $      0.35      $      0.26
                                                                             ===========      ===========

      Weighted-average number of common shares                                41,738,741       36,504,793
      Potential common stock arising from stock options                          840,710          660,781
                                                                             -----------      -----------
      Total shares (denominator)                                              42,579,451       37,165,574
                                                                             ===========      ===========
      Earnings per common share-diluted                                      $      0.34      $      0.26
                                                                             ===========      ===========


                                                                              For the Nine Months Ended
                                                                             ----------------------------
                                                                               April 29,       April 30,
                                                                                 2000            1999
                                                                             -----------      -----------
      Net income available to common stockholders (numerator)                $43,441,815      $25,355,074
                                                                             ===========      ===========
      Weighted-average number of common shares (denominator)                  41,483,255       36,126,479
                                                                             ===========      ===========
                                                                             $      1.05      $      0.70
                                                                             ===========      ===========

      Weighted-average number of common shares                                41,483,255       36,126,479
      Potential common stock arising from stock options                          692,117          614,153
                                                                             -----------      -----------
      Total shares (denominator)                                              42,175,372       36,740,632
                                                                             ===========      ===========
      Earnings per common share-diluted                                      $      1.03      $      0.69
                                                                             ===========      ===========



4. ACQUISITIONS

On February 3, 1999, the Company acquired all of the outstanding common stock of LOC for $10.0 million and various transaction costs. Located in Issaquah, Washington, LOC's primary line of business is the locating, marking, and mapping of underground utility facilities for cable television multiple system operators, telephone companies, and electrical and gas utilities. On March 31, 1999, the Company purchased all of the outstanding shares of common stock of ECC for $21.8 million in cash and 387,099 shares of Dycom's common stock for an aggregate purchase price of $32.5 million before various transaction costs. ECC's primary service is the engineering, construction, and maintenance of cable television systems. On April 1, 1999, the Company issued 774,192 shares with an aggregate value of $21.4 million of Dycom's common stock to the shareholders of APX in exchange for all of the outstanding common stock of APX. APX's primary line of business is providing installation and maintenance services to direct broadcast satellite providers. Both ECC and APX are located in Sturgis, Kentucky. On June 30, 1999, the Company purchased all of the outstanding shares of common stock of DDD for $1.7 million in cash and 37,344 shares of Dycom's common stock for an aggregate purchase price of $2.9 million before various transaction costs. Located in Lexington, Kentucky, DDD's primary business is the construction and maintenance of telecommunications systems under master service agreements. On August 2, 1999, the Company acquired all of the outstanding common stock of LCS for $10.0 million in cash and 73,309 shares of Dycom's common stock for an aggregate purchase price of $12.4 million before various transaction costs. Located in Rocky Mount, North Carolina, LCS's primary business is the construction and maintenance of telecommunications systems under master service agreements. On January 4, 2000, the Company acquired all of the outstanding common stock of C-2 for $18.0 million in cash and 247,555 shares of Dycom's common stock for an aggregate purchase price of $25.2 million before various transaction costs. Located in Eugene, Oregon, C-2's primary business is the construction and maintenance of telecommunications systems under master service agreements. On January 4, 2000, the Company acquired all of the outstanding common stock of ACC for $2.2 million in cash and 30,081 shares of Dycom's common stock for an aggregate purchase price of $3.0 million before various transaction costs. Located in Gold Hill, Oregon, ACC's primary business is the construction and maintenance of telecommunications systems. On February 1, 2000, the Company acquired all of the outstanding common stock of K.H. Smith Communications, Inc. for $1.0 million in cash and 5,431 shares of Dycom's common stock for an aggregate purchase price of $1.2 million before various transaction costs. Located in Rocky Mount, North Carolina, KHS primary business is the construction and maintenance of telecommunications systems. The Company has recorded the acquisitions of LOC, ECC, APX, DDD, LCS, C-2, ACC, and KHS using the purchase method of accounting. All acquired goodwill associated with these acquisitions is being amortized over a period of 20 years. The operating results of LOC, ECC, APX, DDD, LCS, C-2, ACC, and KHS are included in the accompanying consolidated condensed financial statements from the date of purchase.

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisitions of LOC, ECC, APX, DDD, LCS, C-2, ACC, and KHS had occurred on August 1, 1998:

                                         For the Nine Months Ended
                                      ------------------------------
                                        April 29,        April 30,
                                          2000              1999
                                      ------------      ------------
      Total revenues                  $578,054,337      $422,462,887
      Income before income taxes        75,883,431        50,102,863
      Net income                        45,671,617        30,726,836

      Earnings per share:
      Basic                           $       1.09      $       0.82
      Diluted                         $       1.08      $       0.80


On March 8, 2000, the Company consummated the acquisition of NFS. The Company issued 2,726,210 shares of common stock in exchange for all the outstanding capital stock of NFS. Dycom has accounted for the acquisition as a pooling of interests and, accordingly, the Company's historical condensed financial statements include the results of NFS for all periods presented. The Company incurred $2.4 million of merger-related expenses in connection with the NFS merger during the three and nine months ended April 29, 2000, respectively. These expenses consisted primarily of legal, accounting, and other professional fees related to the transaction.

Prior to the acquisition, NFS used a fiscal year ending January 31 and as of March 8, 2000 adopted Dycom's fiscal year. All periods presented reflect the adoption of such fiscal year end as of the beginning of the period. The combined and separate results of Dycom and NFS for the three and nine month periods ending April 29, 2000 and April 30, 1999, respectively, are as follows:


                                       Dycom               NFS            Combined
                                    ------------      ------------      ------------
      Three month period ended
         April 29, 2000
              Total revenues        $193,564,041      $ 18,696,342      $212,260,383
              Net income            $ 12,434,970      $  2,061,483      $ 14,496,453

         April 30, 1999
              Total revenues        $121,401,998      $  7,497,941      $128,899,939
              Net income            $  8,766,460      $    796,092      $  9,562,552

      Nine month period ended
         April 29, 2000
              Total revenues        $512,849,582      $ 54,110,394      $566,959,976
              Net income            $ 36,894,761      $  6,547,054      $ 43,441,815

         April 30, 1999
              Total revenues        $326,742,438      $ 21,957,374      $348,699,812
              Net income            $ 22,910,753      $  2,444,321      $ 25,355,074



5. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:


                                                                          April 29,         July 31,
                                                                            2000               1999
                                                                        ------------      ------------
      Contract billings                                                 $124,080,912      $102,880,899
      Retainage                                                            9,392,875         4,497,307
      Other receivables                                                    2,540,900         1,233,519
                                                                        ------------      ------------
      Total                                                              136,014,687       108,611,725
      Less allowance for doubtful accounts                                 4,705,916         4,129,280
                                                                        ------------      ------------
      Accounts receivable, net                                          $131,308,771      $104,482,445
                                                                        ============      ============


For the periods indicated, the allowance for doubtful accounts changed as follows:


                                                                          For the Three Months Ended
                                                                        -----------------------------
                                                                           April 29,       April 30,
                                                                             2000             1999
                                                                        -----------       -----------
      Allowance for doubtful accounts at 1/29/2000 and
        1/31/1999, respectively                                         $ 3,423,619       $ 2,800,700
      Allowance for doubtful account balances from acquisitions                  --           884,862
      Additions charged to bad debt expense                               1,296,208           111,218
      Amounts charged against the allowance, net of recoveries              (13,911)          (46,975)
                                                                        -----------       -----------
      Allowance for doubtful accounts                                   $ 4,705,916       $ 3,749,805
                                                                        ===========       ===========





                                                                          For the Nine Months Ended
                                                                        -----------------------------
                                                                          April 29,         April 30,
                                                                            2000              1999
                                                                        -----------       -----------
      Allowance for doubtful accounts at beginning of year              $ 4,129,280       $ 2,210,978
      Allowance for doubtful account balances from acquisitions                  --           884,862
      Additions charged to bad debt expense                                 957,062           777,502
      Amounts charged against the allowance, net of recoveries             (380,426)         (123,537)
                                                                        -----------       -----------
      Allowance for doubtful accounts                                   $ 4,705,916       $ 3,749,805
                                                                        ===========       ===========



6. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying condensed consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

                                                               April 29,        July 31,
                                                                  2000             1999
                                                              -----------      -----------
      Costs incurred on contracts in progress                 $49,505,308      $27,695,302
      Estimated earnings thereon                               13,691,395        8,259,242
                                                              -----------      -----------
                                                               63,196,703       35,954,544
      Less billings to date                                     9,726,785        3,513,751
                                                              -----------      -----------
      Costs and estimated earnings in excess of billings      $53,469,918      $32,440,793
                                                              ===========      ===========

      Included in the accompanying consolidated
        balance sheets under the captions:
      Costs and estimated earnings in excess of billings      $53,631,500      $32,878,667
      Billings in excess of costs and estimated earnings          161,582          437,874
                                                              -----------      -----------
                                                              $53,469,918      $32,440,793
                                                              ===========      ===========



As stated in Note 1, the Company performs services under short-term, unit based and long-term, percentage of completion contracts. The amounts presented above aggregate the effects of these two types of contracts.

7. PROPERTY AND EQUIPMENT

The accompanying condensed consolidated balance sheets include the following property and equipment:

                                          April 29,           July 31,
                                            2000               1999
                                         ------------      ------------

      Land                               $  3,283,523      $  3,142,193
      Buildings                             6,026,476         5,554,542
      Leasehold improvements                1,512,798         1,381,888
      Vehicles                            101,331,669        84,568,675
      Equipment and machinery              65,669,312        55,737,019
      Furniture and fixtures                9,647,741         8,232,417
                                         ------------      ------------
      Total                               187,471,519       158,616,734
      Less accumulated depreciation        87,544,891        74,975,644
                                         ------------      ------------
      Property and equipment, net        $ 99,926,628      $ 83,641,090
                                         ============      ============

8. NOTES PAYABLE

Notes payable are summarized by type of borrowings as follows:

                                         April 29,         July 31,
                                           2000             1999
                                       -----------      -----------
      Bank Credit Agreement:
      Term Loan                        $10,750,000      $11,750,000
      Capital lease obligations              1,822          233,619
      Equipment loans                    1,264,175        1,532,232
                                       -----------      -----------
      Total                             12,015,997       13,515,851
      Less current portion               2,712,877        3,315,760
                                       -----------      -----------
      Notes payable - non-current      $ 9,303,120      $10,200,091
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

The Company had total outstanding standby letters of credit of $13.7 million at April 29, 2000, including letters of credit issued to the Company's insurance administrators as part of its self-insurance program of $13.4 million and miscellaneous letters of credit of $0.3 million.

The revolving working capital facility bears interest, at the option of the Company, at the bank's prime interest rate minus 1.125% or LIBOR plus 1.25%. As of April 29, 2000, there was no outstanding balance on this facility resulting in an available borrowing capacity of $50.0 million.

The outstanding loans under the equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the bank's prime interest rate minus 0.75% or LIBOR plus 1.5%. The advances under the equipment acquisition and small business purchase facility are converted to term loans with maturities not to exceed 48 months. The outstanding principal on the equipment term loans is payable in monthly installments through February 2001. As of April 29, 2000, there was no outstanding balance on this facility resulting in an available borrowing capacity of $71.1 million. The available borrowing capacity on this nonrevolving facility has been reduced due to prior borrowings which have been repaid in full.

The outstanding principal under the term loan bears interest at the bank's prime interest rate minus 0.50% (7.94% at April 29, 2000). Principal and interest is payable in semiannual installments through April 2003. The amount outstanding on the term loan was $10.8 million at April 29, 2000.

The amended bank credit agreement contains restrictions which, among other things, requires maintenance of certain financial ratios and covenants, restricts encumbrances of assets and creation of indebtedness, and limits the payment of cash dividends. Cash dividends are limited to 50% of each fiscal year's after-tax profits. No cash dividends were paid during the periods presented. At April 29, 2000, the Company was in compliance with all financial covenants and conditions.

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

Interest costs incurred on notes payable, all of which were expensed during the three months ended April 29, 2000 and April 30, 1999 were $309,868 and $607,270, respectively. Interest costs for the nine months ended April 29, 2000 and April 30, 1999 were $775,596 and $1,484,543, respectively.

9. COMMITMENTS AND CONTINGENCIES

The federal employment tax returns for one of the Company's subsidiaries are currently being audited by the Internal Revenue Service ("IRS"). As a result of the audit, the Company received an examination report from the IRS in October 1999 proposing a $6.1 million tax deficiency. At issue, according to the examination report, is the taxpayer's payment of certain employee allowances for the years 1995 through 1997 without reporting such payment as wages on the employees' W-2 Forms. The Company intends to vigorously defend its position in this matter and believes it has a number of legal defenses available to it, which would significantly reduce or possibly eliminate the proposed tax deficiency, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its consolidated financial statements.

In the normal course of business, certain subsidiaries of the Company have pending and unasserted claims. It is the opinion of the Company's management, based on the information available at this time, that these claims will not have a material adverse impact on the Company's consolidated financial statements.

In the normal course of business, the Company enters into employment agreements with certain members of the Company's executive management. It is the opinion of the Company's management based on the information available at this time, that these agreements will not have a material adverse impact on the Company's consolidated financial statements.

10.  SEGMENT INFORMATION

The Company operates in one reportable segment as a specialty contractor. The Company provides engineering, placement and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers, competitive local exchange carriers, and cable television multiple system operators. Additionally, the Company provides similar services related to the installation of integrated voice, data, and video local and wide area networks within office buildings and similar structures and also provides underground locating services to various utilities and provides construction and maintenance services to electrical utilities. Each of these services is provided by various of the Company's subsidiaries which provide management with monthly financial statements. All of the Company's subsidiaries have been aggregated into one reporting segment due to their similar customer bases, products and production methods, and distribution methods. The following table presents information regarding annual contract revenues by type of customer:


                                                       For the Three Months Ended
                                                     ------------------------------
                                                       April 29,        April 30,
                                                         2000              1999
                                                     ------------      ------------
      Telecommunications                             $197,399,270      $114,912,935
      Electrical utilities                              5,261,919         5,352,253
      Various customers - Utility line locating         9,599,194         8,634,751
                                                     ------------      ------------
      Total contract revenues                        $212,260,383      $128,899,939
                                                     ============      ============


                                                         For the Nine Months Ended
                                                     ------------------------------
                                                       April 29,        April 30,
                                                         2000              1999
                                                     ------------      ------------

      Telecommunications                             $519,295,187      $315,084,174
      Electrical utilities                             19,110,394        15,478,910
      Various customers - Utility line locating        28,554,395        18,136,728
                                                     ------------      ------------
      Total contract revenues                        $566,959,976      $348,699,812
                                                     ============      ============


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

In March 2000, the Company acquired Niels Fugal Sons Company ("NFS") in a transaction accounted for as a pooling-of-interest. Due to the pooling-of-interest, the condensed consolidated financial statements and related notes, included elsewhere in this Form 10-Q, have been restated to include the operations of NFS for all periods presented.

Results of Operations

The following table sets forth, as a percentage of contract revenues earned, certain items in the Company's Condensed Consolidated Statements of Operations for the periods indicated:


                                                                    For the Three Months Ended
                                                                   ---------------------------
                                                                   April 29,          April 30,
                                                                     2000               1999
                                                                   --------           --------
      Contract revenues earned                                      100.0%             100.0%

      Expenses:
        Cost of earned revenues, excluding depreciation              75.2               74.5
        General and administrative                                    8.5                9.7
        Depreciation and amortization                                 3.7                4.1
                                                                    -----              -----
      Total                                                          87.4               88.3

      Interest income, net                                            0.4               (0.1)
      Merger-related expenses                                        (1.1)               0.0
      Other income, net                                               0.2                0.4
                                                                    -----              -----
      Income before income taxes                                     12.1               12.0
                                                                    -----              -----

      Provision for income taxes                                      5.3                4.6
                                                                    -----              -----
      Net Income                                                      6.8%               7.4%
                                                                    =====              =====


                                                            For the Nine Months Ended
                                                            -------------------------
                                                              April 29,   April 30,
                                                                 2000       1999
                                                            -----------   -----------
      Contract revenues earned                                  100.0%     100.0%

      Expenses:
        Cost of earned revenues, excluding depreciation          74.7       74.2
        General and administrative                                8.5       10.0
        Depreciation and amortization                             4.0        4.0
                                                                -----      -----
      Total                                                      87.2       88.2

      Interest income, net                                        0.4        0.0
      Merger-related expenses                                    (0.4)       0.0
      Other income, net                                           0.2        0.3
                                                                -----      -----
      Income before income taxes                                 13.0       12.1
                                                                -----      -----

      Provision for income taxes                                  5.3        4.8
                                                                -----      -----
      Net Income                                                  7.7%       7.3%
                                                                =====      =====



REVENUES. Contract revenues increased $83.4 million, or 64.7%, to $212.3 million in the quarter ending April 29, 2000 from $128.9 million in the quarter ended April 30, 1999. Of this increase, $82.5 million was attributable to specialty contracting services provided to telecommunications companies and $1.0 million was attributable to underground utility locating services provided to various utilities, reflecting an increase in overall market demand for the Company's services.

During the quarter ended April 29, 2000, the Company recognized $197.4 million of contract revenues from telecommunications services as compared to $114.9 million for the quarter ended April 30, 1999. The increase in the Company's telecommunications service revenues reflects an increased volume of projects and activities associated with cable television services, and an increase in services performed in the design and installation of broadband networks, telephone engineering services, telephony splicing services, premise wiring services, and revenues from services performed under master service agreements. The Company recognized contract revenues of $5.3 million from electric construction and maintenance services in the quarter ended April 29, 2000 as compared to $5.4 million in the quarter ended April 30, 1999. The Company recognized contract revenues of $9.6 million from underground utility locating services in the quarter ended April 29, 2000 as compared to $8.6 million in the quarter ended April 30, 1999, an increase of 11.6%. Acquisitions subsequent to April 30, 1999 contributed $30.4 million of contract revenues during the quarter ended April 29, 2000, primarily in contract revenues from telecommunications services.

Contract revenues from multi-year master service agreements and other long-term agreements represented 79.8% of total contract revenues in the quarter ended April 29, 2000 as compared to 82.8% in the quarter ended April 30, 1999, of which contract revenues from multi-year master service agreements represented 52.0% of total contract revenues in the quarter ended April 29, 2000 as compared to 45.5% in the quarter ended April 30, 1999.

Contract revenues increased $218.3 million, or 62.6%, to $567.0 million in the nine months ending April 29, 2000 from $348.7 million in the nine months ended April 30, 1999. Of this increase, $204.2 million was attributable to specialty contracting services provided to telecommunications companies, $3.6 million was attributable to construction and maintenance services provided to electrical utilities and $10.5 million was attributable to underground utility locating services provided to various utilities, reflecting an increase in overall market demand for the Company's services.

During the nine months ended April 29, 2000, the Company recognized $519.3 million of contract revenues from telecommunications services as compared to $315.1 million for the nine months ended April 30, 1999. The increase in the Company's telecommunications service revenues reflects an increased volume of projects and activities associated with cable television services, and an increase in services performed in the design and installation of broadband networks, telephone engineering services, telephony splicing services, premise wiring services, and revenues from services performed under master service agreements. The Company recognized contract revenues of $19.1 million from electric construction and maintenance services in the nine months ended April 30, 2000 as compared to $15.5 million in the nine months ended April 30, 1999. The Company recognized contract revenues of $28.6 million from underground utility locating services in the nine months ended April 29, 2000 as compared to $18.1 million in the nine months ended April 30, 1999, an increase of 58.0%. Acquisitions subsequent to April 30, 1999 contributed $80.4 million of contract revenues during the nine months ended April 29, 2000, primarily in contract revenues from telecommunications services.

Contract revenues from multi-year master service agreements and other long-term agreements represented 77.6% of total contract revenues in the nine months ended April 29, 2000 as compared to 84.1% in the nine months ended April 30, 1999, of which contract revenues from multi-year master service agreements represented 48.3% of total contract revenues in the nine months ended April 29, 2000 as compared to 46.3% in the nine months ended April 30, 1999.

COSTS OF EARNED REVENUES. Costs of earned revenues increased $63.6 million to $159.6 million in the quarter ended April 29, 2000 from $96.0 million in the quarter ended April 30, 1999, and increased as a percentage of contract revenues to 75.2% from 74.5%. The Company experienced no material changes in the composition of its costs of earned revenues during the quarter ended April 29, 2000.

Costs of earned revenues increased $164.6 million to $423.4 million in the nine months ended April 29, 2000 from $258.8 million in the nine months ended April 30, 1999, and increased as a percentage of contract revenues to 74.7% from 74.2%. The Company experienced no material changes in the composition of its costs of earned revenues during the nine months ended April 29, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $5.6 million to $18.1 million in the quarter ended April 29, 2000 from $12.5 million in the quarter ended April 30, 1999. The increase in general and administrative expenses for the quarter ended April 29, 2000, as compared to the quarter ended April 30, 1999, was primarily attributable to increases in salaries, employee benefits, and payroll taxes of $2.8 million, legal and professional fees of $0.6 million, other general and administrative expenses of $1.0 million, and an a increase in the provision for doubtful accounts of $1.2 million. General and administrative expenses decreased as a percentage of contract revenues to 8.5% from 9.7% in the quarter ended April 29, 2000 as compared to the quarter ended April 30, 1999.

General and administrative expenses increased $13.4 million to $48.2 million in the nine months ended April 29, 2000 from $34.8 million in the nine months ended April 30, 1999. The increase in general and administrative expenses for the nine months ended April 29, 2000, as compared to the nine months ended April 30, 1999, was primarily attributable to increases in salaries, employee benefits, and payroll taxes of $7.5 million, legal and professional fees of $1.4 million, other general and administrative expenses of $4.3 million and an increase in the provision for doubtful accounts of $0.2 million. General and administrative expenses decreased as a percentage of contract revenues to 8.5% from 10.0% in the nine months ended April 29, 2000 as compared to the nine months ended April 30, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $2.5 million to $7.8 million in the quarter ending April 29, 2000 as compared to $5.3 million in the quarter ended April 30, 1999, but decreased as a percentage of contract revenues to 3.7% from 4.1%.

Depreciation and amortization increased $8.7 million to $22.8 million in the nine months ending April 29, 2000 as compared to $14.1 million in the nine months ended April 30, 1999, but remained consistent as a percentage of contract revenues at 4.0%.

MERGER-RELATED EXPENSES. During the three and nine months ended April 29, 2000, the Company incurred merger-related expenses of $2.4 million in connection with the NFS merger. The expenses consisted primarily of legal, accounting, and other professional fees related to the transaction.

INCOME TAXES. The provision for income taxes was $11.2 million in the three months ended April 29, 2000 as compared to $6.0 million in the same period last year. The Company's effective tax rate was 43.6% in the three months ended April 29, 2000 as compared to 38.4% in the same period last year. The effective tax rate differs from the statutory rate due to state income taxes, the amortization of intangible assets that do not provide a tax benefit, and other non-deductible expenses, for tax purposes. During the three months ended April 29, 2000, the Company incurred $2.4 million of merger-related expenses for which no tax benefit was recorded.

The provision for income taxes was $30.2 million in the nine months ended April 29, 2000 as compared to $16.6 million in the same period last year. The Company's effective tax rate was 41.0% in the nine months ended April 29, 2000 as compared to 39.6% in the same period last year. The effective tax rate differs from the statutory rate due to state income taxes, the amortization of intangible assets that do not provide a tax benefit, and other non-deductible expenses, for tax purposes. During the nine months ended April 29, 2000, the Company incurred $2.4 million of merger-related expenses for which no tax benefit was recorded.

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

For the nine months ended April 29, 2000, net cash provided by operating activities was $36.0 million compared to $27.8 million for the nine months ended April 30, 1999. Net income and non-cash charges are the primary sources of operating cash flow. Working capital items used $29.6 million of operating cash flow for the nine-month period ended April 29, 2000 principally through an increase in accounts receivable, unbilled revenues and other current assets, together with a decrease in customer advances, offset by an increase in accounts payable and a decrease in other long-term assets.

In the nine months ended April 29, 2000, net cash used in investing activities was $60.2 million as compared to $69.7 million for the same period last year. For the nine months ended April 29, 2000, capital expenditures of $32.8 million were for the normal replacement of equipment and purchases for the start up of certain long-term contracts.

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

On August 2, 1999, the Company acquired all of the outstanding common stock of LCS for $10.0 million in cash and 73,309 shares of Dycom's common stock for an aggregate purchase price of $12.4 million before various transaction costs. Located in Rocky Mount, North Carolina, LCS's primary business is the construction and maintenance of telecommunications systems under master service agreements. On January 4, 2000, the Company acquired all of the outstanding common stock of C-2 for $18.0 million in cash and 247,555 shares of Dycom's common stock for an aggregate purchase price of $25.2 million before various transaction costs. Located in Eugene, Oregon, C-2's primary business is the construction and maintenance of telecommunications systems under master service agreements. On January 4, 2000, the Company acquired all of the outstanding common stock of ACC for $2.2 million in cash and 30,081 shares of Dycom's common stock for an aggregate purchase price of $3.0 million before various transaction costs. Located in Gold Hill, Oregon, ACC's primary business is the construction and maintenance of telecommunications systems. On February 1, 2000, the Company acquired all of the outstanding common stock of KHS for $1.0 million in cash and 5,431 shares of Dycom's common stock for an aggregate purchase price of $1.2 million before various transaction costs. Located in Rocky Mount, North Carolina, KHS's primary business is the construction and maintenance of telecommunications systems.

In the nine months ended April 29, 2000, net cash provided by financing activities was $0.2 million, which was primarily attributable to the proceeds from the exercise of stock options net of principal payments on long-term notes.

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

The Company had total outstanding standby letters of credit of $13.7 million at April 29, 2000, including letters of credit issued to the Company's insurance administrators as part of its self-insurance program of $13.4 million and miscellaneous letters of credit of $0.3 million.

The revolving working capital facility bears interest, at the option of the company, at the bank's prime interest rate minus 1.125% or LIBOR plus 1.25%. As of April 29, 2000, there was no outstanding balance on this facility resulting in an available borrowing capacity of $50.0 million.

The outstanding loans under the equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the bank's prime interest rate minus 0.75% or LIBOR plus 1.50%. The advances under the equipment acquisition and small business purchase facility are converted to term loans with maturities not to exceed 48 months. The outstanding principal on the equipment term loans is payable in quarterly installments though February 2001. There were no amounts outstanding on the equipment acquisition and small business purchase facility at April 29, 2000, resulting in an available borrowing capacity of $71.1 million. The available borrowing capacity on this nonrevolving facility has been reduced due to prior borrowings which have been repaid in full.

The outstanding principal under the term loan bears interest at the bank's prime interest rate minus 0.50% (7.94% at April 29, 2000). Principal and interest is payable in semiannual installments through April 2003. The amount outstanding on the term loan was $10.8 million at April 29, 2000.

The amended bank credit agreement requires the Company to maintain certain financial covenants and conditions, as well as restricting the encumbrances of assets and the creation of additional indebtedness and limits the payment of cash dividends. No cash dividends were paid during the periods presented. At April 29, 2000, the Company was in compliance with all covenants and conditions under the credit agreement.

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

Special Note Concerning Forward Looking Statements

This Quarterly Report on Form 10-Q, including the Notes to Condensed Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward looking statements. Such statements may include, but may not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financial needs or plans and the availability of financing, and plans relating to services of the Company, as well as assumptions relating to the foregoing. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at April 29, 2000. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. At April 29, 2000, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially affect the Company's financial position, results of operations, or cash flows.

PART II. OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

On February 1, 2000, the Company issued 5,431 shares of the Company's common stock for the acquisition of KHS. These shares were issued in a manner not involving a public offering and therefore did not require registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

On March 8, 2000, the Company issued 2,726,210 shares of the Company's common stock for the acquisition of all of the outstanding capital stock of Niels Fugal Sons Company, These shares were issued in a manner not involving a public offering and therefore did not require registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibits furnished pursuant to the requirements of Form 10-Q:

       Number            Description
       ------            -----------

       (10.1) Employment Contract - Robert J. Delark, Senior Vice President and Chief Administrative Officer.

       (10.2) Employment Contract - Richard L. Dunn, Senior Vice President and Chief Financial Officer.

       (11) Statement re computation of per share earnings All information required by Exhibit 11 is presented within
                      Note 3 of the Company's condensed consolidated financial statements in accordance with the provisions of SFAS No. 128.

       (27)           Financial Data Schedule


(b) Reports On Form 8-K

The following report on Form 8-K was filed on behalf of the Registrant during the quarter ended April 29, 2000:

(i) The acquisition of NFS pursuant to an Agreement and Plan of Merger, dated February 14, 2000.

                Items Reported: 2 and 7
                Date Filed:  March 17, 2000

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DYCOM INDUSTRIES, INC.

Registrant



Date:    June 9, 2000               /s/ Steven E. Nielsen
                                    -------------------------------------
                                    Steven E. Nielsen
                                    President and Chief Executive Officer



Date:    June 9, 2000               /s/ Thomas R. Pledger
                                    -------------------------------------
                                    Thomas R. Pledger
                                    Executive Chairman



Date:    June 9, 2000               /s/ Richard L. Dunn
                                    -------------------------------------
                                    Richard L. Dunn
                                    Senior Vice President and Chief
                                    Financial Officer



Date:    June 9, 2000               /s/ Randal L. Martin
                                    -------------------------------------
                                    Randal L. Martin
                                    Vice President, Controller, and
                                    Principal Accounting Officer