Form 10-K405
period 2000-07-29
DYCOM INDUSTRIES INC
filed 2000-10-10
CIK 67215

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended July 29, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

                         Commission File Number 0-5423

                             DYCOM INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Florida                                 59-1277135
         -------------------------         -------------------------------------
         (State of incorporation)           (I.R.S. Employer Identification No.)

 4440 PGA Boulevard, Suite 500, Palm Beach Gardens, Florida           33410
 ----------------------------------------------------------        -----------
        (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (561) 627-7171
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                 Name of each exchange on which registered
     ----------------------------------        -----------------------------------------
Common Stock, par value $.33 1/3 per share              New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                 -------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock, par value $.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on September 22, 2000 was $2,023,184,288.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                    Outstanding as of September 22, 2000
         Common Stock, $.33 1/3                         42,040,193

                                     PART I

Item 1. Business

Overview

Dycom is a leading provider of specialty contracting services, including engineering, construction and maintenance services to telecommunications providers throughout the United States. The Company's comprehensive range of telecommunications infrastructure services include the engineering, placement and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers and cable television multiple system operators. Additionally, the Company provides similar services related to the installation of integrated voice, data, and video local and wide area networks within office buildings and similar structures. The Company also provides underground locating services to various utilities and provides construction and maintenance services to electrical utilities. For the fiscal year ended July 29, 2000, specialty contracting services related to the telecommunications industry, underground utility locating, and electrical construction and maintenance contributed approximately 92.2%, 4.8%, and 3.0%, respectively, to the Company's total contract revenues.

Through its 19 wholly-owned subsidiaries, Dycom has established relationships with many leading local exchange carriers, long distance providers, cable television multiple system operators and electric utilities. Such key customers include BellSouth Telecommunications, Inc., Comcast Cable Communications, Inc., Tele-Communications Inc., MediaOne, Inc., Sprint Corporation, Qwest Communications International, Inc., DIRECTV, Inc., Charter Communications, Inc., Verizon Communications, and Williams Communications, Inc. During fiscal 2000, approximately 75% of the Company's total contract revenues came from multi-year master service agreements and other long-term agreements with large telecommunications providers and electric utilities.

Recent Acquisitions

During fiscal 2000, Dycom continued to make acquisitions to supplement the internal growth of our existing business. The acquisitions made during the fiscal year ended July 29, 2000 included:

         Lamberts' Cable Splicing Company ("LCS"), acquired in August 1999 for $10.0 million in cash and 73,309 shares of Dycom's common stock for an aggregate purchase price of $12.4 million before various transaction costs. Located in Rocky Mount, North Carolina, LCS's primary business is the construction and maintenance of telecommunications systems under master service agreements.

         C-2 Utility Contractors, Inc. ("C-2"), acquired in January 2000 for $18.0 million in cash and 247,555 shares of Dycom's common stock for an aggregate purchase price of $25.2 million before various transaction costs. Located in Eugene, Oregon, C-2's primary business is the construction and maintenance of telecommunications systems under master service agreements.

         Niels Fugal Sons Company ("NFS"), acquired in March 2000. Dycom issued 2,726,210 shares of common stock in exchange for all the outstanding capital stock of NFS. Located in Pleasant Grove, Utah, NFS's primary business is providing telecommunication construction services throughout the Western United States.

In connection with each of the acquisitions referred to above, the Company entered into employment contracts with certain executive officers of each of the acquired companies varying in length from three to six years. See "Items 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding these acquisitions.

Specialty Contracting Services

Telecommunications Services

Engineering. Dycom provides outside plant engineers and drafters to local exchange carriers. The Company designs aerial, underground and buried fiber optic and copper cable systems from the telephone central office to the consumer's home or business. Engineering services for local exchange carriers include the design of service area concept boxes, terminals, buried and aerial drops, transmission and central office equipment design and the proper administration of feeder and distribution cable pairs. For competitive access providers, Dycom designs building entrance laterals, fiber rings and conduit systems. The Company obtains rights of way and permits in support of engineering activities, and provides construction management and inspection personnel in conjunction with engineering services or on a stand alone basis. Also, for cable television multiple system operators, Dycom performs make ready studies, strand mapping, field walk out, computer-aided radio frequency design and drafting, and fiber cable routing and design.

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

Electrical Construction and Maintenance Services

The Company performs electrical construction and maintenance services for electric companies. This construction is performed primarily as a stand alone service, although at times it is performed in conjunction with services for telecommunications providers. These services include installing and maintaining electrical transmission and distribution lines, setting utility poles and stringing electrical lines, principally above ground. The work performed may involve high voltage splicing and, on occasion, the installation of underground high voltage distribution systems. The Company also repairs and replaces lines which are damaged or destroyed as a result of weather conditions.

Revenues by Customer

For the fiscal years ended July 29, 2000 and July 31, 1999 and 1998, the percentages of the Company's total contract revenues earned were derived from specialty contracting services related to the telecommunications industry, underground utility locating, and electrical construction and maintenance as set forth below:

                                                  2000         1999         1998
                                                  ----         ----         ----

Telecommunications                                 92%          90%          90%
Electrical utilities                                3            4            5
Various - Utility line locating                     5            6            5
                                                  ---          ---          ---
  Total                                           100%         100%         100%
                                                  ===          ===          ===

Customer Relationships

Dycom's current customers include local exchange carriers such as BellSouth Telecommunications, Inc., Qwest Communications International, Inc., Sprint Corporation, SBC Communications, Inc., Alltel Corporation, and Verizon Communications. Dycom also currently provides telecommunications engineering, construction and maintenance services to a number of cable television multiple system operators including Tele-Communications, Inc., Comcast Cable Communications Inc., Charter Communications, Inc., MediaOne, Inc., Cablevision, Inc., Mediacom Communications Corporation, Cox Communications, Inc., Adelphia Communications Corporation, and Time Warner, Inc. Dycom also provides its services to other telecommunication companies such as Williams Communications, Inc., Worldcom, Inc., AT&T Corporation, and DIRECTV, Inc. Premise wiring services have been provided to, among others, Lucent Technologies, Inc., Duke University, International Business Machines Corporation, and state and local governments. The Company also provides construction and maintenance support to Lee County Electrical Cooperative, Florida Power & Light Company, and Florida Power Corporation.

While the Company's customer base has broadened in recent years, the Company's customer base remains highly concentrated, with its top five customers in fiscal years 2000, 1999, and 1998 accounting in the aggregate for approximately 50%, 60% and 65%, respectively, of the Company's total revenues. During fiscal 2000, approximately 16.5% of the Company's total revenues were derived from BellSouth Telecommunications, Inc., 9.9% from Tele-Communications, Inc., and 9.2% from Comcast Cable Communications, Inc. The Company believes that a substantial portion of its total revenues and operating income will continue to be derived from a concentrated group of customers. The loss of any of such customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Backlog

The Company's backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that the Company expects to provide under long-term requirements contracts. The Company's backlog at July 29, 2000 and July 31, 1999 was $1.156 billion and $1.113 billion, respectively. As of July 29, 2000, the Company expected to complete approximately 50.1% of this backlog within the next fiscal year. Due to the nature of its contractual commitments, in many instances the Company's customers are not committed to the specific volumes of services to be purchased under a contract, but rather the Company is committed to perform these services if requested by the customer. However, the customer is obligated to obtain these services from the Company if they are not performed by the customer's employees. Many of these contracts are multi-year agreements, and the Company includes in its backlog the full amount of services projected to be performed over the term of the contract based on its historical relationships with its customers and experience in procurement of this nature. Historically, the Company has not experienced a material variance between the amount of services it expects to perform under a contract and the amount actually performed for a specified period. There can be no assurance, however, as to the customer's requirements during a particular period or that such estimates at any point in time are accurate.

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

The primary claims arising in the Company's business are workers' compensation and other personal injuries, various general liabilities, and vehicle liability (personal injury and property damage). The Company retains the risk, on a per occurrence basis for automobile liability to $250,000, for general liability to $250,000, and for workers' compensation, in states where the Company elects to do so, to $500,000. The Company had aggregate stop loss coverage, for fiscal year 2000 of $12.0 million adjusted for certain exposures, in addition to umbrella liability coverage to a policy limit of $100.0 million.

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

Competition

The telecommunications engineering, construction and maintenance services industry, electrical contracting industry, and utility locating industry in which the Company operates are highly competitive, requiring substantial resources and skilled and experienced personnel. The Company competes with other independent contractors in most of the markets in which it operates, several of which are large domestic companies, some of which may have greater financial, technical, and marketing resources than the Company. In addition, there are relatively few, if any, barriers to entry into the markets in which the Company operates and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. A significant portion of the Company's revenues are currently derived from master service agreements and price is often an important factor in the award of such agreements. Accordingly, the Company could be outbid by its competitors in an effort to procure such business. There can be no assurance that the Company's competitors will not develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to the Company's services, or that the Company will be able to maintain or enhance its competitive position. The Company may also face competition from the in-house service organizations of its existing or prospective customers, including telecommunications providers, which employ personnel who perform some of the same types of services as those provided by the Company. Although a significant portion of these services is currently outsourced, there can be no assurance that existing or prospective customers of the Company will continue to outsource telecommunications engineering, construction and maintenance services in the future.

The Company believes that the principal competitive factors in the market for telecommunications engineering, construction and maintenance services, electrical contracting services, and utility locating services include technical expertise, reputation, price, quality of service, availability of skilled technical personnel, geographic presence, breadth of service offerings, adherence to industry standards and financial stability. The Company believes that it competes favorably with its competitors on the basis of these factors.

Employees

As of July 29, 2000, the Company employed approximately 7,260 persons. The number of employees of the Company and its subsidiaries varies according to the work in progress. As a matter of course, the Company maintains a nucleus of technical and managerial personnel from which it draws to supervise all projects. Additional employees are added as needed to complete specific projects.

With the exception of Communications Construction Group, Inc. ("CCG"), none of the Company's employees are represented by a labor union. CCG is currently a party to a collective bargaining agreement with a local bargaining unit in Philadelphia, Pennsylvania. Approximately twenty of its current employees are subject to such agreement. The Company has never experienced a work stoppage or strike. The Company believes that its employee relations are good.

Materials

In many cases, the Company's customers supply most or all of the materials required for a particular contract; and the Company provides the personnel, tools, and equipment to perform the installation services. However, with respect to a portion of its contracts the Company may supply part or all of the materials required. In these instances, the Company is not dependent upon any one source for the products which it customarily utilizes to complete the job. The Company is not presently experiencing, nor does it anticipate experiencing, any difficulties in procuring an adequate supply of materials.

Item 2. PROPERTIES

The Company leases its executive offices located in Palm Beach Gardens, Florida. The Company's subsidiaries operate from owned or leased administrative offices, district field offices, equipment yards, shop facilities, and temporary storage locations. The Company owns facilities in Phoenix, Arizona; Durham, North Carolina; Knoxville, Tennessee; Sturgis, Kentucky; Pinellas Park, Florida; and West Palm Beach, Florida. The Company also leases, subject to long-term noncancelable leases, facilities in West Chester, Pennsylvania; Kimberling City, Missouri; Lithonia, Georgia; Issaquah, Washington; Greensboro, North Carolina; Rocky Mount, North Carolina; Lexington, Kentucky; Eugene, Oregon; Gold Hill, Oregon; Pleasant Grove, Utah; and Daytona Beach, Florida . The Company also leases and owns other smaller properties as necessary to enable it to effectively perform its obligations under master service agreements and other specific contracts. The Company believes that its facilities are adequate for its current operations.

Item 3. LEGAL PROCEEDINGS

The federal employment tax returns for one of the Company's subsidiaries are currently being audited by the Internal Revenue Service ("IRS"). As a result of the audit, the Company received an examination report from the IRS in October 1999 proposing a $6.1 million tax deficiency. At issue, according to the examination report, is the taxpayer's payment of certain employee allowances for the years 1995 through 1997 without reporting such payment as wages on its employees' W-2 forms. The Company intends to vigorously defend its position in this matter and believes it has a number of legal defenses available to it, which could reduce the proposed tax deficiency, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its consolidated financial statements.

In the normal course of business, the Company and certain subsidiaries have pending and unasserted claims. It is the opinion of the Company's management, based on information available at this time, that these claims will not have a material adverse impact on the Company's consolidated financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year covered by this report, no matters were submitted to a vote of the Company's security holders whether through the solicitation of proxies or otherwise.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DY." The following table sets forth the range of the high and low closing sales prices for each quarter within the last two fiscal years as reported on the NYSE. The table has been adjusted to reflect the 3-for-2 stock split effected in the form of a stock dividend and paid in January 1999 and a 3-for-2 stock split effected in the form of a stock dividend and paid in February 2000.

                        Fiscal 2000                   Fiscal 1999
                  -----------------------    ---------------------------
                     High         Low           High             Low
                  ----------   ----------    -----------     -----------

First Quarter     $ 31 1/16    $ 20 11/16    $  15 7/8       $  11 15/16
Second Quarter      34 5/16      22 11/16       26 1/2          15 9/16
Third Quarter       56 1/4       28 11/16       31 13/16        21
Fourth Quarter      56 13/16     40 1/2         37 5/16         30 1/16


As of September 22, 2000, there were approximately 689 holders of record of the Company's $.33 1/3 par value common stock. The common stock closed at a high of $55 1/2 and a low of $42 3/4 during the period July 30, 2000 through September 22, 2000.

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

On August 2, 1999, the Company issued 73,309 shares of the Company's common stock for the acquisition of LCS. On January 4, 2000, the Company issued 247,555 and 30,081 shares of the Company's common stock for the acquisitions of C-2 and Artoff Construction Co., Inc. ("ACC"), respectively. On February 1, 2000, the Company issued 5,431 shares of the Company's common stock for the acquisitions of KHS. On March 8, 2000, the Company issued 2,726,210 shares of the Company's common stock for the acquisition of NFS.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data of the Company for the years ended July 29, 2000 and July 31 , 1999, 1998, 1997, 1996. The Company acquired CCG in July, 1997, Cable Com Inc. ("CCI") and Installation Technicians, Inc. ("ITI") in April, 1998, and NFS in March, 2000. These acquisitions were accounted for as pooling of interests and accordingly, the consolidated financial statements for the periods presented include the accounts of CCG, CCI, ITI and NFS. The table has been adjusted to reflect the 3-for-2 stock split effected in the form of a stock dividend and paid on January 4, 1999 and the 3-for-2 stock split effected in the form of a stock dividend and paid on February 16, 2000. This data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

                                           2000(6)    1999(5)      1998(1)     1997(1)     1996(1)
                                           -------    -------      -------     -------     -------
                                                   In Thousands, Except Per Share Amounts
Operating Data:
  Total Revenues                          $806,270    $501,155    $389,475    $332,882    $264,130
  Income before income taxes               109,233      66,590      37,525      26,655      16,696
  Net income                                65,032      40,103      23,930      17,613      11,617
Per Common Share(2):
  Basic net income                        $   1.56    $   1.08    $   0.69    $   0.57    $   0.38
  Diluted net income                      $   1.54    $   1.06    $   0.68    $   0.56    $   0.37
Pro Forma Earnings(3):
  Income before
    income taxes                                                  $ 37,525    $ 26,655    $ 16,696
  Pro forma provision for
    income taxes                                                    14,970      10,927       5,806
  Pro forma net income                                              22,555      15,728      10,890
Pro Forma Per
Common Share(2):
  Basic pro forma
    net income                                                    $   0.65    $   0.51    $   0.36
  Diluted pro forma
    net income                                                    $   0.65    $   0.50    $   0.35
Balance Sheet Data (at end of period):
  Total assets                            $514,000    $399,672    $178,580    $124,513    $ 89,548
  Long-term obligations(4)                $ 21,263    $ 19,291    $ 25,037    $ 24,487    $ 24,427
  Stockholders' equity                    $377,978    $297,442    $104,764    $ 48,034    $ 31,537
  Cash dividends per share                      --          --          --          --          --

(1) The results of operations for fiscal 1998, 1997 and 1996 include a $0.4 million, $0.3 million and $1.1 million reduction in the deferred tax valuation allowance, respectively.
(2) Basic and diluted earnings per common share have replaced primary and fully diluted earnings per common share, respectively, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". See Note 2 of the Notes to the Consolidated Financial Statements.
(3) The provision for income taxes has been adjusted to reflect a pro forma tax provision for pooled companies which were previously "S Corporations." See Note 1 of the Notes to the Consolidated Financial Statements.
(4) For fiscal 1998, certain customer advances have been reclassified as current liabilities in order to present comparable periods.
(5) Amounts include the results and balances of Locating, Inc., Ervin Cable Construction, Inc., Apex Digital, Inc., and Triple D Communications, Inc., from their respective acquisition dates until July 31, 1999.
(6) Amounts include the results and balances of LCS, C-2, ACC, K.H. Smith Communications, Inc., and Selzee Solutions, Inc. from their respective acquisition dates until July 29, 2000.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Dycom derives most of its contract revenues earned from specialty contracting services, including engineering, construction and maintenance services, to the telecommunications industry. Additionally, the Company provides similar services related to the installation of integrated voice, data and video, local and wide area networks, within office buildings and similar structures. In addition, contract revenues earned are derived from underground utility locating services and from maintenance and construction services provided to the electric utility industry. The Company currently performs work for more than 25 local exchange carriers, cable television multiple system operators, long distance carriers, and electric utilities throughout the United States. The Company expects that future growth in contract revenues earned will be generated from (i) increasing the volume of services to existing customers; (ii) expanding the scope of services to existing customers; (iii) broadening its customer base; and (iv) geographically expanding its service area. Growth is expected to result from internal sources as well as through acquisitions. Other revenues include interest income and gain on sale of surplus equipment.

Dycom provides services to its customers pursuant to multi-year master service agreements and long- and short-term contracts for particular projects. Under master service agreements, Dycom agrees to provide, for a period of several years, all specified service requirements to its customer within a given geographical territory. Under the terms of such agreements, the customer can typically terminate the agreement with 90 days prior written notice. The customer, with certain exceptions, agrees to purchase such services from Dycom. Materials to be used in these jobs are generally provided by the customer. Master service agreements generally provide that Dycom will furnish a specified unit of service for a specified unit price (e.g., fiber optic cable will be installed underground for a specified rate of dollars per foot). The Company recognizes revenue under master service agreements as the related work is performed. Dycom is currently party to approximately 75 master service agreements, which were obtained by either bid or negotiation. Master service agreements are typically bid initially and may be extended by negotiation. The remainder of Dycom's services are provided pursuant to contracts for particular jobs. Long-term contracts relating to specific projects have terms in excess of one year from the contract date. Short-term contracts are generally from three to four months in duration from the contract date, depending upon the size of the project. Contract revenues from multi-year master service agreements and other long-term agreements represented 74.7% and 83.9% of total contract revenues in fiscal 2000 and 1999, respectively, of which contract revenues from multi-year master service agreements represented 45.8% and 49.7% of total contract revenues, respectively.

Cost of earned revenues includes all direct costs of providing services under the Company's contracts, other than depreciation on fixed assets owned by the Company or utilized by the Company under capital leases, which is included in depreciation and amortization expense. Cost of earned revenues includes all costs of construction personnel, subcontractor costs, all costs associated with operation of equipment, excluding depreciation, materials not supplied by the customer and insurance. Because the Company retains the risk for automobile and general liability, workers' compensation, and employee group health claims; subject to certain limits; a change in experience or actuarial assumptions that did not affect the rate of claims payments could nonetheless materially affect results of operations in a particular period. General and administrative costs include all costs of holding company and subsidiary management personnel, rent, utilities, travel and centralized costs such as insurance administration, professional costs and certain clerical and administrative overhead. The Company's management personnel, including subsidiary management, undertake all sales and marketing functions as part of their management responsibilities and, accordingly, the Company does not incur material selling expenses.

Results of Operations

The following table sets forth, as a percentage of contract revenues earned, certain items in the Company's statement of operations for the periods indicated:

                                                                  Year Ended
                                               -------------------------------------------------
                                               July 29, 2000      July 31, 1999    July 31, 1998
                                               -------------      -------------    -------------
Revenues:
  Contract revenues earned                         100.0%              100.0%          100.0%
Expenses:
  Cost of earned revenue, excluding
    depreciation                                    74.5                72.9            76.7
  General and administrative                         8.1                 9.8            10.1
  Depreciation and amortization                      3.9                 4.3             3.8
                                                   -----               -----           -----
    Total expenses                                  86.5                87.0            90.6
                                                   -----               -----           -----
Interest income, net                                 0.4                 0.1            (0.1)
Merger-related expenses                             (0.3)                 --              --
Other income, net                                     --                 0.2             0.3
                                                   -----               -----           -----
Income before income taxes                          13.6                13.3             9.6
                                                   -----               -----           -----
Provision for income taxes                           5.5                 5.3             3.5
                                                   -----               -----           -----
Net income                                           8.1%                8.0%            6.1%
                                                   =====               =====           =====
Pro forma adjustment to income tax provision                                             0.3
                                                                                       -----
Pro forma net income                                                                     5.8%
                                                                                       =====

Year Ended July 29, 2000 Compared to Year Ended July 31, 1999

Revenues. Contract revenues increased $305.1 million, or 60.9%, to $806.3 million in fiscal 2000 from $501.2 million in fiscal 1999. Of this increase, $292.5 million was attributable to specialty contracting services provided to telecommunications companies, $2.6 million was attributable to construction and maintenance services provided to electrical utilities and $10.0 million was attributable to underground utility locating services provided to various utilities, reflecting an increased overall market demand for the Company's services. During fiscal 2000, the Company recognized $743.7 million of contract revenues from telecommunications services as compared to $451.2 million in fiscal 1999. The increase in the Company's telecommunications service revenues reflects an increased volume of projects and activity associated with cable television services, and an increase in services performed in the design and installation of broadband networks, telephone engineering services, telephony splicing services, premise wiring services, and revenues from services performed under master service agreements. The Company recognized contract revenues of $24.3 million from the electric construction and maintenance services group in fiscal 2000 as compared to $21.7 million in fiscal 1999, an increase of 12.4%. The Company recognized contract revenues of $38.3 million from underground utility locating services in fiscal 2000 as compared to $28.3 million in fiscal 1999, an increase of 35.3%. The companies acquired in fiscal 2000 contributed $29.3 million of the increase in contract revenues.

Contract revenues from multi-year master service agreements and other long-term agreements represented 74.7% of total contract revenues in fiscal 2000 as compared to 83.9% in fiscal 1999, of which contract revenues from multi-year master service agreements represented 45.8% of total contract revenues in fiscal 2000 as compared to 49.7% in fiscal 1999.

Cost of Earned Revenues. Cost of earned revenues increased $235.0 million to $600.5 million in fiscal 2000 from $365.5 million in fiscal 1999, and increased as a percentage of contract revenues to 74.5% from 72.9%. Direct labor and equipment costs declined slightly as a percentage of contract revenues as a result of improved productivity and the utilization of more modern equipment. Direct materials increased as a percentage of contract revenues as a result of increased projects for which the Company supplied materials.

General and Administrative Expenses. General and administrative expenses increased $16.6 million to $65.5 million in fiscal 2000 from $48.9 million in fiscal 1999, but decreased as a percentage of contract revenues to 8.1% in fiscal 2000 from 9.8% in fiscal 1999. The increase in general and administrative expenses was primarily attributable to a $10.1 million increase in administrative salaries, bonuses, employee benefits and payroll taxes.

Depreciation and Amortization. Depreciation and amortization expense increased $10.2 million to $31.8 million in fiscal 2000 from $21.6 million in fiscal 1999, but decreased as a percentage of contract revenues to 3.9% from 4.3%. The $10.2 million increase reflects the depreciation of additional capital expenditures incurred in the ordinary course of business and amortization of goodwill related to acquisitions made in 2000 and 1999, respectively.

Merger-Related Expenses. During the year ended July 29, 2000, the Company incurred merger-related expenses of $2.4 million in connection with the NFS merger. The expenses consisted primarily of legal, accounting, and other professional fees related to the transaction.

Interest Income, net. Interest income, net increased $3.1 million to $3.5 million in fiscal 2000 from $0.4 million in fiscal 1999. The increase was due to increased cash and equivalents and favorable interest rates.

Other Income, net. During the fourth quarter of fiscal 2000, the Company determined its investment in Witten Technologies, Inc. ("Witten") was impaired. Therefore, the Company recognized an impairment loss of $1.8 million during the quarter reducing the carrying value of the Witten investment to $750,000 as compared to a carrying value of $2.8 million at July 31, 1999.

Income Taxes. The provision for income taxes was $44.2 million in fiscal 2000 as compared to $26.5 million in fiscal 1999. The Company's effective tax rate was 40.5% in fiscal 2000 as compared to 39.8% in fiscal 1999. The effective tax rate differs from the statutory tax rate due to state income taxes, the amortization of intangible assets that do not provide a tax benefit, and other non-deductible expenses for tax purposes During fiscal 2000 the Company incurred $2.4 million of merger-related expenses for which no tax benefit was recorded.

Net Income. Net income increased to $65.0 million in fiscal 2000 from $40.1 million in fiscal 1999, a 62.2% increase.

Year Ended July 31, 1999 Compared to Year Ended July 31, 1998

Revenues. Contract revenues increased $111.7 million, or 28.7%, to $501.2 million in fiscal 1999 from $389.5 million in fiscal 1998. Of this increase, $99.8 million was attributable to specialty contracting services provided to telecommunications companies, $1.4 million was attributable to construction and maintenance services provided to electrical utilities and $10.5 million was attributable to underground utility locating services provided to various utilities, reflecting an increased overall market demand for the Company's services. During fiscal 1999, the Company recognized $451.2 million of contract revenues from telecommunications services as compared to $351.4 million in fiscal 1998. The increase in the Company's telecommunications service revenues reflects an increased volume of projects and activity associated with cable television services, and an increase in services performed in the design and installation of broadband networks, telephone engineering services, telephony splicing services, premise wiring services, and revenues from services performed under master service agreements. The Company recognized contract revenues of $21.7 million from the electric construction and maintenance services group in fiscal 1999 as compared to $20.3 million in fiscal 1998, an increase of 6.9%. The Company recognized contract revenues of $28.3 million from underground utility locating services in fiscal 1999 as compared to $17.8 million in fiscal 1998, an increase of 58.2%. The companies acquired in fiscal 1999 contributed $30.5 million of the increase in contract revenues.

Contract revenues from multi-year master service agreements and other long-term agreements represented 83.9% of total contract revenues in fiscal 1999 as compared to 88.7% in fiscal 1998, of which contract revenues from multi-year master service agreements represented 49.7% of total contract revenues in fiscal 1999 as compared to 49.3% in fiscal 1998.

Cost of Earned Revenues. Cost of earned revenues increased $66.9 million to $365.5 million in fiscal 1999 from $298.6 million in fiscal 1998, but decreased as a percentage of contract revenues to 72.9% from 76.7%. Direct labor, subcontractor costs, equipment costs, and insurance costs declined slightly as a percentage of contract revenues as a result of improved productivity, improved safety, and the utilization of more modern equipment.

General and Administrative Expenses. General and administrative expenses increased $9.7 million to $48.9 million in fiscal 1999 from $39.2 million in fiscal 1998, but decreased as a percentage of contract revenues to 9.8% in fiscal 1999 from 10.1% in fiscal 1998. The increase in general and administrative expenses was primarily attributable to a $5.9 million increase in administrative salaries, bonuses, employee benefits and payroll taxes.

Depreciation and Amortization. Depreciation and amortization expense increased $6.9 million to $21.6 million in fiscal 1999 from $14.7 million in fiscal 1998, and increased as a percentage of contract revenues to 4.3% from 3.8%. The $6.9 million increase reflects the depreciation of additional capital expenditures incurred in the ordinary course of business and amortization of goodwill related to acquisitions made in 1999.

Income Taxes. The provision for income taxes was $26.5 million in fiscal 1999 as compared to $13.6 million in fiscal 1998. The Company's effective tax rate was 39.8% in fiscal 1999 as compared to 36.2% in fiscal 1998. The effective tax rate differs from the statutory tax rate due to state income taxes, the amortization of intangible assets that do not provide a tax benefit, and other non-deductible expenses for tax purposes. As of the date of the merger, CCI and ITI recognized a combined deferred tax liability of $0.6 million which was included in the results of operations for the quarter ended April 30, 1998. As of the date of acquisition, APX recognized a deferred tax liability of $0.1 million.

The provision for income taxes was $26.5 million in fiscal 1999 as compared to the pro forma provision for income taxes of $15.0 million in fiscal 1998. The effective tax rate was 39.8% in fiscal 1999 as compared to the pro forma effective tax rate of 39.9% in fiscal 1998.

Net Income. Net income increased to $40.1 million in fiscal 1999 from $23.9 million in fiscal 1998, a 67.6% increase. Net income increased to $40.1 million in fiscal 1999 from pro forma net income of $22.6 million in fiscal 1998, a 77.8% increase.

Liquidity and Capital Resources

The Company's needs for capital are attributable primarily to its needs for equipment to support its contractual commitments to customers and its needs for working capital sufficient for general corporate purposes. Capital expenditures have been financed by operating and capital leases, by bank borrowings, and internal cash flows. To the extent that the Company seeks to grow by acquisitions that involve consideration other than Company stock, the Company's capital requirements may increase, although the Company is not currently subject to any commitments or obligations with respect to any acquisitions. The Company's sources of cash have historically been from operating activities, equity offerings, bank borrowings and from proceeds arising from the sale of idle and surplus equipment and real property.

For fiscal 2000, net cash provided by operating activities was $76.0 million compared to $38.6 million for fiscal 1999 and $31.1 million for fiscal 1998. The increase in fiscal 2000 was due primarily to an increase in net income and an increase in non-cash depreciation and amortization changes.

For fiscal 2000, net cash used in investing activities for capital expenditures was $40.2 million, compared to $50.9 million in 1999 and $22.5 million in 1998. For 2000, 1999 and 1998 these capital expenditures were for the normal replacement of equipment and the buyout of certain operating leases on terms favorable to the Company.

In August 1998, the Company purchased a 13.0% equity interest in Witten for $3.0 million. Witten is developing, and is the owner of, various proprietary technologies and materials relating to ground-penetrating radar and the use of other electromagnetic frequencies. In addition to the equity received, the Company has acquired an exclusive license to market certain technologies within the United States and Canada. The Company's investment in Witten is being accounted for using the equity method of accounting. During the fourth quarter of fiscal 2000, the Company recognized a $1.8 million impairment loss on its investment in Witten.

During fiscal 2000, 1999, and 1998 the Company used $32.7 million, $33.5 million, and $-0-, respectively, and issued 3,082,586, 1,198,635, and 2,700,000 shares of common stock respectively, in connection with acquisitions of other businesses.

On April 27, 1999, the Company signed an amendment to its bank credit agreement increasing the total facility to $175.3 million and extending the facility's maturity to April 2002. The amended bank credit agreement provides for (i) a $17.5 million standby letter of credit facility, (ii) a $50.0 million revolving working capital facility, (iii) a $12.8 million five-year term loan; and (iv) a $95.0 million equipment acquisition and small business purchase facility. The Company is required to pay an annual non-utilization fee equal to 0.15% of the unused portion of the revolving working capital and the equipment acquisition and small business purchase facilities. In addition, the Company pays annual agent and facility commitment fees of $15,000 and $135,000, respectively.

The Company had outstanding standby letters of credit of $12.3 million at July 29, 2000, including letters of credit issued to the Company's insurance administrators as part of its self-insurance program of $12.0 million and miscellaneous letters of credit of $0.3 million.

The revolving working capital facility bears interest, at the option of the Company, at the bank's prime interest rate minus 1.125% or LIBOR plus 1.25%. As of July 29, 2000, there was no outstanding balance on this facility resulting in an available borrowing capacity of $50.0 million.

The outstanding loans under the equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the bank's prime interest rate minus 0.75% or LIBOR plus 1.50%. The advances under the equipment acquisition and small business purchase facility are converted to term loans with maturities not to exceed 48 months, The outstanding principal on the equipment term loans is payable in quarterly installments through February 2001. There were no amounts outstanding on the equipment acquisition and small business purchase facility at July 29, 2000, resulting in available borrowing capacity of $71.1 million. The available borrowing capacity on this nonrevolving facility has been reduced due to prior borrowings which have been repaid in full.

The outstanding principal under the term loan bears interest at the bank's prime interest rate minus 0.5% (8.38% at July 29, 2000). Principal and interest is payable in semiannual installments through April 2002. The amount outstanding on the term loan was $10.8 million at July 29, 2000.

The amended bank credit agreement contains restrictions which, among other things, requires maintenance of certain financial ratios and covenants, restricts encumbrances of assets and creation of indebtedness, and limits the payment of cash dividends. Cash dividends are limited to 50% of each fiscal year's after-tax profits. No cash dividends were paid during the year end July 29, 2000. At July 29, 2000, the Company was in compliance with all financial covenants and conditions.

All obligations under the amended credit agreement are unconditionally guaranteed by the Company's subsidiaries and secured by security interests in certain property and assets of the Company and its subsidiaries.

In April 1999, the Company filed, at its cost, a registration statement for an offering of 3.75 million shares and 300,000 shares of common stock, to be sold by the Company and certain selling stockbrokers, respectively. The closing of the offering, at $32.33 per share, was consummated on May 19, 1999. On that date, the Company received $115.3 million in proceeds from the offering which was net of an underwriting discount of $1.60 per share. The Company incurred legal fees and other expenses for this transaction of approximately $510,000. In addition to the shares sold above, the Company and the selling stockholders granted the underwriters an option to purchase within 30 days after the offering an additional 562,500 and 45,000 shares, respectively, to cover over-allotments.

On June 4, 1999, the Company repaid the outstanding balance of its revolving credit facility of $33.7 million with proceeds of the May 1999 common stock offering. The remaining proceeds will be used to fund the Company's growth strategy, including acquisitions, working capital and capital expenditures, and for other general corporate purposes. On June 11, 1999, the underwriters exercised a portion of their option to purchase additional shares to cover over-allotments. The underwriters purchased 55,554 shares from the Company and 4,443 shares from certain selling stockholders. The Company received approximately $1.7 million as payment for the over-allotment.

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

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for the accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 by one year to periods beginning after June 15, 2000. Based on our current analysis, SFAS No. 133 will not have a material impact on the financial statements of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 is applicable beginning with our fourth quarter fiscal 2001 consolidated financial statements. Based on our current analysis of SAB No. 101, management does not believe it will have a material impact on the financial results of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at July 29, 2000. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. At July 29, 2000, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially affect the Company's financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data

The Company's consolidated financial statements and related notes and independent auditors' report follow on subsequent pages of this report.

Dycom Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
JULY 29, 2000 AND JULY 31, 1999

                                                         2000            1999
                                                     ------------    ------------
ASSETS
CURRENT ASSETS:
Cash and equivalents                                 $105,701,950    $ 97,995,283
Accounts receivable, net                              144,291,699     104,482,445
Costs and estimated earnings in
  excess of billings                                   52,301,022      32,878,667
Deferred tax assets, net                                6,039,264       3,336,479
Inventories                                            14,563,649      10,498,453
Other current assets                                    1,530,972       1,828,716
                                                     ------------    ------------
Total current assets                                  324,428,556     251,020,043
                                                     ------------    ------------

PROPERTY AND EQUIPMENT, net                           101,092,862      83,641,090
                                                     ------------    ------------
OTHER ASSETS:
Intangible assets, net                                 85,783,092      59,286,827
Other                                                   2,695,084       5,724,151
                                                     ------------    ------------
Total other assets                                     88,478,176      65,010,978
                                                     ------------    ------------
TOTAL                                                $513,999,594    $399,672,111
                                                     ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                     $ 42,922,557    $ 21,177,427
Notes payable                                           2,594,413       3,315,760
Billings in excess of costs and
  estimated earnings                                        6,405         437,874
Accrued self-insurance claims                           4,232,243       3,728,947
Income taxes payable                                    5,916,000       5,027,519
Customer advances                                      11,762,547      24,576,700
Other accrued liabilities                              47,324,948      24,674,237
                                                     ------------    ------------
Total current liabilities                             114,759,113      82,938,464
                                                     ------------    ------------

NOTES PAYABLE                                           9,106,201      10,200,091
ACCRUED SELF-INSURED CLAIMS                             5,554,417       4,823,396
DEFERRED TAX LIABILITIES, net                           4,256,781       2,454,498
OTHER LIABILITIES                                       2,345,525       1,813,184
                                                     ------------    ------------

Total liabilities                                     136,022,037     102,229,633
                                                     ============    ============

COMMITMENTS AND CONTINGENCIES, Note 17

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share:
  1,000,000 shares authorized; no shares
   issued and outstanding
Common stock, par value $.33 1/3 per share:
  150,000,000 shares authorized;  41,900,516 and
  41,168,195 issued and outstanding, respectively      13,966,839      13,722,732
Additional paid-in capital                            221,593,083     206,313,627
Unrealized gain on marketable securities                       --          20,724
Retained earnings                                     142,417,635      77,385,395
                                                     ------------    ------------
Total stockholders' equity                            377,977,557     297,442,478
                                                     ------------    ------------
TOTAL                                                $513,999,594    $399,672,111
                                                     ============    ============

See notes to consolidated financial statements.

Dycom Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 29, 2000, JULY 31, 1999 AND 1998

                                         2000              1999             1998
                                     -------------     -------------    -------------
REVENUES:
Contract revenues earned             $ 806,269,779     $ 501,155,028    $ 389,475,350
                                     -------------     -------------    -------------

EXPENSES:
Cost of earned revenues,
   excluding depreciation              600,489,384       365,480,042      298,597,421
General and administrative              65,477,887        48,914,930       39,163,310
Depreciation and amortization           31,759,084        21,605,686       14,694,676
                                     -------------     -------------    -------------
Total                                  697,726,355       436,000,658      352,455,407
                                     -------------     -------------    -------------
Interest income, net                     3,447,711           387,450         (577,783)
Merger-related expenses                 (2,364,284)               --               --
Other income, net                         (393,370)        1,048,506        1,082,849
                                     -------------     -------------    -------------
INCOME BEFORE INCOME TAXES             109,233,481        66,590,326       37,525,009
                                     -------------     -------------    -------------

PROVISION  FOR
   INCOME TAXES:
   Current                              45,128,241        25,537,916       14,131,145
   Deferred                               (927,000)          949,270         (535,830)
                                     -------------     -------------    -------------
Total                                   44,201,241        26,487,186       13,595,315
                                     -------------     -------------    -------------
NET INCOME                           $  65,032,240     $  40,103,140    $  23,929,694
                                     =============     =============    =============

EARNINGS PER COMMON SHARE:
   Basic                             $        1.56     $        1.08    $        0.69
                                     =============     =============    =============
   Diluted                           $        1.54     $        1.06    $        0.68
                                     =============     =============    =============

NET INCOME AND EARNINGS
PER COMMON SHARE DATA:
Income before income taxes                                              $  37,525,009
   Pro forma provision for
     income taxes                                                          14,969,575
                                                                        -------------
PRO FORMA NET INCOME                                                    $  22,555,434
                                                                        =============

PRO FORMA EARNINGS PER
COMMON SHARE:
   Basic                                                                $        0.65
                                                                        =============
   Diluted                                                              $        0.65
                                                                        =============

SHARES USED IN COMPUTING EARNINGS
  PER COMMON SHARE AND PRO FORMA
  EARNINGS PER COMMON SHARE:
   Basic                                41,580,557        37,246,805       34,484,247
                                     =============     =============    =============
   Diluted                              42,314,746        37,911,247       34,950,160
                                     =============     =============    =============

See notes to consolidated financial statements.

Dycom Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 29, 2000, JULY 31, 1999 AND 1998

                                                                       Additional         Retained          Other
                                                                        paid-in           earnings       comprehensive
                                      Shares           Amount           capital           (deficit)         income
                                  -------------     -------------     -------------     -------------    -------------
Balances at July 31, 1997         $  31,228,934     $  10,409,645     $  19,654,521     $  17,946,563    $      23,529
Stock options exercised                 172,071            57,357           300,080

Stock offering proceeds               4,451,351         1,483,783        35,474,835

Income tax benefit from stock
   options exercised                                                        194,483

Pooled companies distributions                                                             (4,594,002)

Unrealized loss on
   marketable securities                                                                                      (116,212)

Net income                                                                                 23,929,694
                                  -------------     -------------     -------------     -------------    -------------
Balances at July 31, 1998            35,852,356        11,950,785        55,623,919        37,282,255          (92,683)

Stock options exercised                 311,853           103,951         1,495,004

Stock offering proceeds               3,805,554         1,268,518       115,177,949

Income tax benefit from stock
   options exercised                                                      1,115,554

Stock issued for acquisitions         1,198,635           399,545        32,905,934

Fractional shares retired
   in 3-for-2 stock split                  (203)              (67)           (4,733)

Unrealized gain on
   marketable securities                                                                                       113,407

Net income                                                                                 40,103,140
                                  -------------     -------------     -------------     -------------    -------------
Balances at July 31, 1999            41,168,195        13,722,732       206,313,627        77,385,395           20,724

Stock options exercised                 376,156           125,385         3,710,780

Income tax benefit from stock
   options exercised                                                      1,065,402

Stock issued for acquisitions           356,376           118,792        10,512,853

Fractional shares retired
   in 3-for-2 stock split                  (211)              (70)           (9,579)

Realized gain on
   marketable securities                                                                                       (20,724)

Net income                                                                                 65,032,240
                                  -------------     -------------     -------------     -------------    -------------
Balances at July 29, 2000         $  41,900,516     $  13,966,839     $ 221,593,083     $ 142,417,635    $          --
                                  =============     =============     =============     =============    =============

See notes to consolidated financial statements.

Dycom Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 29, 2000, JULY 31, 1999 AND 1998

                                                   2000              1999              1998
                                              -------------     -------------     -------------
Increase (Decrease) in Cash and Equivalents
     from:

OPERATING ACTIVITIES:
Net income                                    $  65,032,240     $  40,103,140     $  23,929,694
Adjustments to reconcile net cash provided
  by operating activities:
   Depreciation and amortization                 31,759,084        21,605,686        14,694,676
   Loss on impairment of equity investment        1,750,000                --                --
   Gain on disposal of assets                      (695,530)         (506,017)         (375,772)
   Realized gain on
     marketable securities                          (20,724)               --                --
   Deferred income taxes                           (927,000)          949,270          (535,830)
Changes in assets and liabilities:
   Accounts receivable, net                     (33,569,650)      (28,041,127)      (12,110,626)
   Unbilled revenues, net                       (19,203,586)      (15,718,068)       (3,451,649)
   Other current assets                          (3,344,795)       (8,051,931)       (1,291,378)
   Other assets                                   4,393,673          (724,923)       (1,668,316)
   Accounts payable                              20,889,592         6,611,701        (2,946,763)
   Customer advances                            (12,814,153)       15,180,193         9,396,507
   Accrued self-insured claims
     and other liabilities                       20,799,815         4,659,181         3,670,453
   Accrued income taxes                           1,953,883         2,543,144         1,771,856
                                              -------------     -------------     -------------
Net cash inflow from operating activities        76,002,849        38,610,249        31,082,852
                                              -------------     -------------     -------------
INVESTING ACTIVITIES:
  Capital expenditures                          (40,198,993)      (50,851,187)      (22,465,489)
  Proceeds from sale of assets                    2,077,681         1,521,619         1,997,854
  Acquisition expenditures,
     net of cash acquired                       (31,120,691)      (31,818,880)               --
  Equity investment                                      --        (3,000,000)               --
                                              -------------     -------------     -------------
Net cash outflow from investing activities      (69,242,003)      (84,148,448)      (20,467,635)
                                              -------------     -------------     -------------
FINANCING ACTIVITIES:
  Borrowings on notes payable                            --        30,828,101        18,346,301
  Principal payments on notes payable
     and bank lines-of-credit                    (2,890,344)      (41,316,033)      (32,134,321)
  Exercise of stock options                       3,836,165         1,598,955           357,437
  Proceeds from stock offering                           --       116,446,467        36,958,618
  Dividends to shareholders of pooled
    companies                                            --                --        (4,594,002)
                                              -------------     -------------     -------------
Net cash inflow from financing activities           945,821       107,557,490        18,934,033
                                              -------------     -------------     -------------

NET CASH INFLOW FROM ALL ACTIVITIES               7,706,667        62,019,291        29,549,250
CASH AND EQUIVALENTS AT
  BEGINNING OF YEAR                              97,995,283        35,975,992         6,426,742
                                              -------------     -------------     -------------
CASH AND EQUIVALENTS AT
  END OF YEAR                                 $ 105,701,950     $  97,995,283     $  35,975,992
                                              =============     =============     =============

See notes to consolidated financial statements.

Dycom Industries, Inc. and Subsidiaries

FOR THE YEARS ENDED JULY 29, 2000, JULY 31, 1999 AND 1998

                                                         2000           1999           1998
                                                    -------------  -------------  -------------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW AND NONCASH
INVESTING AND FINANCING
ACTIVITIES:
Cash paid during the period for:
  Interest                                           $   749,803    $ 1,668,572    $ 2,330,948
  Income taxes                                       $43,312,760    $23,978,190    $12,553,772

Property and equipment acquired and
  financed with:
    Capital lease obligations                        $        --    $   233,618    $        --
    Notes payable                                    $ 1,075,108    $        --    $        --
Income tax benefit from
  stock options exercised                            $ 1,065,402    $ 1,115,554    $   194,483

During the year ended July 29, 2000, the Company acquired all of the capital stock of Lambert's Cable Splicing Company, C-2
Utility Contractors, Inc., Artoff
Construction Co., Inc., and K.H. Smith
Communications, Inc. and the assets of
Selzee Solutions, Inc. at a cost of $43.2 million. In conjunction with these acquisitions, assets acquired and liabilities assumed were as follows:

         Fair market value of assets acquired,
            including goodwill                       $46,268,142
         Consideration paid (including $10.6
            million of common stock issued)           43,231,649
                                                     -----------
         Fair market value of liabilities assumed    $ 3,036,493
                                                     ===========

During the year ended July 31, 1999, the Company acquired all of the capital stock of Locating, Inc., Ervin Cable Construction,
Inc., Apex Digital Inc., and Triple D
Communications, Inc. at a cost of $67.4
million. In conjunction with these
acquisitions, assets acquired and
liabilities assumed were as follows:

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

Dycom Industries, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include Dycom Industries, Inc. ("Dycom" or the "Company") and its subsidiaries, all of which are wholly owned. On April 6, 1998, CCI and ITI were acquired by the Company through an exchange of common stock. On March 8, 2000, NFS was acquired by the Company through an exchange of common stock. These acquisitions were accounted for as poolings of interests. Accordingly, the Company's consolidated financial statements include the results of CCI, ITI, and NFS for all periods presented. During fiscal 1999, the Company acquired LOC, ECC, APX, and DDD. During fiscal 2000, the Company, acquired LCS, C2, ACC, KHS, and SSI. Each of these transactions was accounted for using the purchase method of accounting. The Company's results include the results of LOC, ECC, APX, DDD, LCS, C2, ACC, KHS, and SSI from their respective acquisition dates until July 29, 2000. See
Note 3.

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

Change in Fiscal Year - On September 29, 1999, the Company changed to a fiscal year with 52 or 53 week periods ending on the last Saturday of July. This Annual Report presents financial information for the first, second, third, and fourth quarters of fiscal 2000, beginning August 1, 1999 and ending July 29, 2000. The unaudited results of operations and cash flows of the Company for the quarter ended July 29, 2000 contains 91 days compared to 92 days for the unaudited results of operations and cash flows for the quarter ended July 31, 1999. The unaudited results of operations and cash flows of the Company for the twelve months ended July 29, 2000 contained 364 days compared to 365 days for the twelve months ended July 31, 1999 and 1998.

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

Reclassifications - Certain prior year amounts have been reclassified in order to conform to the current year presentation.

Revenue - Income on short-term contracts is recognized as the related work is completed. Work-in-process on unit contracts is based on work performed but not billed. Income on long-term contracts is recognized on the percentage-of-completion method based primarily on the ratio of contract costs incurred to date to total estimated contract costs. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

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

Cash and Equivalents - Cash and equivalents include cash balances on deposit in banks, overnight repurchase agreements, certificates of deposit, commercial paper, and various other financial instruments having an original maturity of three months or less. For purposes of the consolidated statements of cash flows, the Company considers these amounts to be cash equivalents. The carrying amounts of cash equivalents approximate their fair value.

Inventories - Inventories consist primarily of materials and supplies used to complete certain of the Company's contracts. The Company values these inventories using the first-in, first-out method. The Company periodically reviews the appropriateness of the carrying values of its inventories. The Company records a reserve for obsolescence if inventories are not expected to be used in the Company's normal course of business. No reserve has been recorded in the periods presented.

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

Marketable Securities - As of July 29, 2000, the Company held no investment in marketable securities. As of July 31, 1999, all of the Company's investment holdings have been classified in the consolidated balance sheet as other assets. Unrealized holding gains are included as a separate component of shareholders' equity. The Company's fair value of the investment holdings at July 31, 1999 was $148,224.

Intangible Assets - The excess of the purchase price over the fair market value of the tangible net assets of acquired businesses (goodwill) is amortized on a straight-line basis over 20 to 40 years. The appropriateness of the carrying value of goodwill is reviewed periodically by the Company at the subsidiary level. An impairment loss is recognized when the projected future cash flows is less than the carrying value of goodwill. No impairment loss has been recognized in the periods presented. As of July 29, 2000 and July 31, 1999, net intangible assets include $85.4 million and $58.9 million of net goodwill, respectively.

Amortization expense was $4,079,145 for the fiscal year ended July 29, 2000, $1,166,499 for the fiscal year ended July 31, 1999, and $155,088 for the fiscal year ended July 31, 1998. The intangible assets are net of accumulated amortization of $6,552,090 and $2,472,945 at July 29, 2000 and July 31, 1999,
respectively.

Self-Insured Claims Liability - The Company retains the risk, up to certain limits, for automobile and general liability, workers' compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $5,161,379 and $4,860,659 at July 29, 2000 and July 31, 1999,
respectively. The determination of such claims and expenses and the appropriateness of the related liability is periodically reviewed and updated.

Customer Advances - Under the terms of certain contracts, the Company receives advances from customers that may be offset against future billings by the Company. The Company has recorded these advances as liabilities and has not recognized any revenue for these advances.

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

Stock Splits - On December 14, 1998, the Board of Directors declared a 3-for-2 split of the Company's common stock, effected in the form of a stock dividend paid on January 4, 1999 to stockholders of record on December 23, 1998. On January 20, 2000, the Board of Directors declared a 3-for-2 split of the Company's common stock, effected in the form of a stock dividend paid on February 16, 2000. All agreements concerning stock options provide for the issuance of additional shares due to the declaration of the stock split. An amount equal to the par value of the common shares issued plus cash paid in lieu of fractional shares was transferred from capital in excess of par value to the common stock account. All references to number of shares and to per share information have been adjusted to reflect the stock splits on a retroactive basis.

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

Recently Issued Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for the accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 by one year to periods beginning after June 15, 2000. Based on our current analysis, SFAS No. 133 will not have a material impact on the financial statements of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 is applicable beginning with our fourth quarter fiscal 2001 consolidated financial statements. Based on our current analysis of SAB No. 101, management does not believe it will have a material impact on the financial results of the Company.

2. COMPUTATION OF PER SHARE EARNINGS

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS No. 128.

                                                               2000           1999           1998
                                                           -----------    -----------    -----------
Net income available to common stockholders (numerator)    $65,032,240    $40,103,140    $23,929,694
                                                           ===========    ===========    ===========
Weighted-average number of common shares (denominator)      41,580,557     37,246,805     34,484,247
                                                           ===========    ===========    ===========
Earnings per common share - basic                          $      1.56    $      1.08    $      0.69
                                                           ===========    ===========    ===========
Weighted-average number of common shares                    41,580,557     37,246,805     34,484,247
Potential common stock arising from stock options              734,189        664,442        465,913
                                                           -----------    -----------    -----------
Total shares (denominator)                                  42,314,746     37,911,247     34,950,160
                                                           ===========    ===========    ===========
Earnings per common share - diluted                        $      1.54    $      1.06    $      0.68
                                                           ===========    ===========    ===========
PRO FORMA EARNINGS PER SHARE DATA:
Pro forma net income available to common stockholders
  (numerator)                                                                            $22,555,434
                                                                                         ===========
Pro forma earnings per common share - basic                                              $      0.65
                                                                                         ===========
Pro forma earnings per common share - diluted                                            $      0.65
                                                                                         ===========

3. ACQUISITIONS

During fiscal 2000, 1999 and 1998 Dycom made the following acquisitions:

In April 1998, the Company acquired CCI and ITI and issued 1.8 million and 900,000 shares of common stock in exchange for all the outstanding capital stock of CCI and ITI, respectively. Dycom has accounted for the acquisitions as poolings of interests and, accordingly, the Company's historical financial statements include the results of CCI and ITI for all periods presented. Prior to the acquisitions, CCI and ITI used a fiscal calendar year consisting of a 52/53 week time period and, as a result of the merger, have adopted Dycom's fiscal year end. All periods presented reflect the adoption of such fiscal year end as of the beginning of the period.

In February 1999, the Company acquired Locating, Inc. ("LOC") for approximately $10.0 million in cash and various transaction costs. Located in Issaquah, Washington, LOC's primary line of business is the locating, marking, and mapping of underground utility facilities for cable television multiple systems operators, telephone companies, and electrical and gas utilities.

In March and April 1999, respectively, the Company acquired Ervin Cable Construction, Inc. ("ECC") for $21.8 million in cash and 387,099 shares of Dycom common stock for an aggregate purchase price of $32.5 million before various transaction costs and Apex Digital, Inc. ("APX") for 774,192 shares of Dycom common stock with an aggregate value of $21.4 million. ECC's primary business is the engineering, construction, and maintenance of cable television systems. APX's primary line of business is providing installation and maintenance services to direct broadcast satellite providers. Both ECC and APX are located in Sturgis, Kentucky.

In August 1999, the Company acquired LCS for $10.0 million in cash and 73,309 shares of Dycom common stock for an aggregate purchase price of $12.4 million before various transaction costs. Located in Rocky Mount, North Carolina, LCS's primary business is the construction and maintenance of telecommunications systems under master service agreements.

In January 2000, the Company acquired C-2 for $18.0 million in cash and 247,555 shares of Dycom common stock for an aggregate purchase price of $25.2 million before various transaction costs and Artoff Construction Company ("ACC") for $2.2 million in cash and 30,081 shares of Dycom common stock for an aggregate purchase price of $3.0 million before various transaction costs. Located in Eugene, Oregon, C-2's primary business is the construction and maintenance of telecommunications systems under master service agreements. Located in Gold Hill, Oregon, ACC's primary business is the construction and maintenance of telecommunications systems.

The Company has recorded the acquisitions of LOC, ECC, APX, LCS, C-2 and ACC using the purchase method of accounting. All acquired goodwill associated with these acquisitions is being amortized over a period of 20 years. The operating results of LOC, ECC, APX, LCS, C-2 and ACC are included in the accompanying consolidated condensed financial statements from their respective date of purchase.

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if all acquisitions had occurred on August 1, 1998:

                                                    2000                1999
                                                ------------        ------------
Total revenues                                  $830,702,964        $600,005,722
Income before income taxes                       112,263,841          77,333,035
Net income                                        67,042,249          47,383,992

Earnings per share:
Basic                                           $       1.61        $       1.22
Diluted                                         $       1.58        $       1.20

In March 2000, the Company consummated the acquisition of NFS. The Company issued 2,726,210 shares of common stock in exchange for all the outstanding capital stock of NFS. Located in Pleasant Grove, Utah, NFS's primary business is providing telecommunication construction services throughout the Western United States.

Dycom has accounted for the acquisition as a pooling of interests and, accordingly, the Company's historical financial statements include the results of NFS for all periods presented. The Company incurred $2.4 million of merger-related expenses in connection with the NFS merger during the three and nine months ended April 29, 2000, respectively. These expenses consisted primarily of legal, accounting, and other professional fees related to the transaction.

Prior to the acquisition, NFS used a fiscal year ending January 31 and as of March 8, 2000 adopted Dycom's fiscal year. All periods presented reflect the adoption of such fiscal year end as of the beginning of the period. The combined and separate results of Dycom, prior to the combination of NFS, for the years ended July 29, 2000 and July 31, 1999 and 1998, respectively, are as follows:

                                 Dycom              NFS           Combined
                              ------------     ------------     ------------
Years ended
  July 29, 2000
         Total revenues       $770,855,727     $ 35,414,052     $806,269,779
         Net income           $ 60,546,669     $  4,485,571     $ 65,032,240

  July 31, 1999
         Total revenues       $470,136,925     $ 31,018,103     $501,155,028
         Net income           $ 36,449,975     $  3,653,165     $ 40,103,140

  July 31, 1998
         Total revenues       $368,713,563     $ 20,761,787     $389,475,350
         Net income           $ 23,035,620     $    894,074     $ 23,929,694

In connection with each of the acquisitions referred to above the Company entered into employment contracts with certain executive officers of each of the acquired companies varying in length from three to six years.

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:
                                                                                      2000              1999
                                                                                 -------------     -------------
Contract billings $                                                                134,740,946     $ 102,880,899
Retainage                                                                           11,835,425         4,497,307
Other receivables                                                                    1,835,560         1,233,519
                                                                                 -------------     -------------
Total                                                                              148,411,931       108,611,725
Less allowance for doubtful accounts                                                 4,120,232         4,129,280
                                                                                 -------------     -------------
Accounts receivable, net                                                         $ 144,291,699     $ 104,482,445
                                                                                 =============     =============

                                                                                       For the Years Ended
                                                                                    July 29,          July 31,
                                                                                      2000              1999
                                                                                 -------------     -------------
Allowance for doubtful accounts at beginning of year                             $   4,129,280     $   2,210,978
Allowance for doubtful account balances from acquisitions                                   --           884,862
Additions charged to bad debt expense                                                  668,424         1,584,044
Amounts charged against the allowance, net of recoveries                              (677,472)         (550,604)
                                                                                 -------------     -------------
Allowance for doubtful accounts at end of year                                   $   4,120,232     $   4,129,280
                                                                                 =============     =============

As of July 29, 2000 and July 31, 1999, the Company expected to collect all of its retainage balances within twelve months

5. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

                                                                                      2000              1999
                                                                                 -------------     -------------
Costs incurred on contracts in progress                                          $  48,037,774     $  27,695,302
Estimated earnings thereon                                                          13,855,362         8,259,242
                                                                                 -------------     -------------
                                                                                    61,893,136        35,954,544
Less billings to date                                                                9,598,519         3,513,751
                                                                                 -------------     -------------
                                                                                 $  52,294,617     $  32,440,793
                                                                                 =============     =============
Included in the accompanying consolidated balance
  sheets under the captions:
Costs and estimated earnings in excess of billings                               $  52,301,022     $  32,878,667
Billings in excess of costs and estimated earnings                                       6,405           437,874
                                                                                 -------------     -------------
                                                                                 $  52,294,617     $  32,440,793
                                                                                 =============     =============

As stated in Note 1, the Company performs services under short-term, unit based and long-term, percentage of completion contracts. The amounts presented above aggregate the effects of these two types of contracts.

6. PROPERTY AND EQUIPMENT

The accompanying consolidated balance sheets include the following property and equipment:

                                                                                            2000            1999
                                                                                        ------------    ------------
    Land                                                                                $  3,373,037    $  3,142,193
    Buildings                                                                              6,330,683       5,554,542
    Leasehold improvements                                                                 1,574,013       1,381,888
    Vehicles                                                                             102,489,730      84,568,675
    Equipment and machinery                                                               70,501,903      55,737,019
    Furniture and fixtures                                                                10,401,809       8,232,417
                                                                                        ------------    ------------
       Total                                                                             194,671,175     158,616,734
    Less accumulated depreciation                                                         93,578,313      74,975,644
                                                                                        ------------    ------------
    Property and equipment, net                                                         $101,092,862    $ 83,641,090
                                                                                        ============    ============

Maintenance and repairs of property and equipment amounted to $12,805,199, $9,001,392, and $8,150,054 for the fiscal years ended July 29, 2000 and July 31, 1999 and 1998, respectively.

7. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

                                                                                            2000            1999
                                                                                        ------------    ------------
    Accrued payroll and related taxes                                                   $ 12,866,102    $  6,084,913
    Accrued employee benefit costs                                                        11,271,668       7,854,018
    Accrued construction costs                                                             8,400,267       2,701,620
    Other                                                                                 14,786,911       8,033,686
                                                                                        ------------    ------------
    Other accrued liabilities                                                           $ 47,324,948    $ 24,674,237
                                                                                        ============    ============

8. NOTES PAYABLE

Notes payable are summarized by type of borrowing as follows:

                                                                                            2000            1999
                                                                                        ------------    ------------
    Bank credit agreement:
      Term loan                                                                         $ 10,750,000    $ 11,750,000
    Capital lease obligations                                                                    458         233,619
    Equipment loans                                                                          950,156       1,532,232
                                                                                        ------------    ------------

         Total                                                                            11,700,614      13,515,851
    Less current portion                                                                   2,594,413       3,315,760
                                                                                        ------------    ------------
    Notes payable--non-current                                                          $  9,106,201    $ 10,200,091
                                                                                        ============    ============

On April 27, 1999, the Company signed an amendment to its bank credit agreement increasing the total facility to $175.3 million and extending the facility's maturity to April 2002. The amended bank credit agreement provides for (i) a $17.5 million standby letter of credit facility, (ii) a $50.0 million revolving working capital facility, (iii) a $12.8 million five-year term loan; and (iv) a $95.0 million equipment acquisition and small business purchase facility. The Company is required to pay an annual non-utilization fee equal to 0.15% of the unused portion of the revolving working capital and the equipment acquisition and small business purchase facilities. In addition, the Company pays annual agent and facility commitment fees of $15,000 and $135,000, respectively.

The Company had total outstanding standby letters of credit of $12.3 million at July 29, 2000, including letters of credit issued to the Company's insurance administrators as part of its self-insurance program of $12.0 million and miscellaneous letters of credit of $0.3 million.

The revolving working capital facility bears interest, at the option of the Company, at the bank's prime interest rate minus 1.125% or LIBOR plus 1.25%. As of July 29, 2000, there was no outstanding balance on this facility, resulting in an available borrowing capacity of $50.0 million.

The outstanding loans under the equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the bank's prime interest rate minus 0.75% or LIBOR plus 1.50%. The advances under the equipment acquisition and small business purchase facility are converted to term-loans with maturities not to exceed 48 months. The outstanding principal on the equipment term-loans is payable in quarterly installments through February 2001. As of July 29, 2000, there was no outstanding balance on this facility resulting in an available borrowing capacity of $71.1 million. The available borrowing capacity on this nonrevolving facility has been reduced due to prior borrowings which have been repaid in full.

The outstanding principal under the term loan bears interest at the bank's prime interest rate minus 0.50% (8.38% at July 29, 2000). Principal and interest is payable in semiannual installments through April 2002. The amount outstanding on the term loan was $10.8 million at July 29, 2000.

The amended bank credit agreement contains restrictions which, among other things, require maintenance of certain financial ratios and covenants, restricts encumbrances of assets and creation of indebtedness, and limit the payment of cash dividends. Cash dividends are limited to 50% of each fiscal year's after-tax profits. No cash dividends were paid during the year ended July 29, 2000. At July 29, 2000, the Company was in compliance with all of the financial covenants and conditions.

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

The estimated aggregate annual principal repayments for notes payable and capital lease obligations in the next five years are $2,733,226 in 2001, $2,166,572 in 2002, $2,075,089 in 2003, $4,814,295 in 2004, and $22,996 in 2005.

Interest costs incurred on notes payable, all of which are expensed, for the years ended July 29, 2000 and July 31, 1999 and 1998 were $1,035,824,
$1,969,634, and $2,284,406 respectively.

The interest rates on notes payable under the bank credit agreement are at current rates and, therefore, the carrying amount approximates fair value.

9. INCOME TAXES

The components of the provision (benefit) for income taxes are:

                                                                                       2000             1999             1998
                                                                                   ------------     ------------     ------------
    Current:
         Federal                                                                   $ 37,956,624     $ 21,371,278     $ 11,388,552
         State                                                                        7,171,617        4,166,638        2,742,593
                                                                                   ------------     ------------     ------------
                                                                                     45,128,241       25,537,916       14,131,145
                                                                                   ------------     ------------     ------------

    Deferred:
         Federal                                                                       (844,165)         820,037          388,853
         State                                                                          (82,835)         129,233         (449,498)
    Valuation allowance                                                                      --               --         (475,185)
                                                                                   ------------     ------------     ------------
                                                                                       (927,000)         949,270         (535,830)
                                                                                   ------------     ------------     ------------
    Total tax provision                                                            $ 44,201,241     $ 26,487,186     $ 13,595,315
                                                                                   ============     ============     ============


The deferred tax provision (benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. Prior to the acquisition by Dycom, CCI and ITI elected under Subchapter S of the Internal Revenue Code to have the stockholders recognize their proportionate share of CCI's and ITI's taxable income on their personal income tax returns in lieu of paying corporate income taxes. At April 6, 1998, the consummation date of the acquisition, CCI and ITI recorded a deferred tax liability (asset) of $616,358 and ($11,035), respectively, which was included in the third quarter results of operations. The deferred tax assets and liabilities are comprised of the following:

                                                                                                        2000             1999
                                                                                                    ------------     ------------
    Deferred tax assets:
         Self-insurance and other
            non-deductible reserves                                                                 $  6,674,563     $  4,522,568
         Allowance for doubtful accounts                                                               1,466,182        1,476,910
         Small tools                                                                                     409,969          424,414
         Other                                                                                           893,517           77,466
                                                                                                    ------------     ------------
                                                                                                    $  9,444,231     $  6,501,358
                                                                                                    ============     ============
    Deferred tax liabilities:
         Property and equipment                                                                     $  6,955,783     $  4,873,481
         Unamortized acquisition costs                                                                   244,486          245,486
         Amortization of goodwill                                                                        461,479           85,522
         Other                                                                                                --          414,888
                                                                                                    ------------     ------------
                                                                                                    $  7,661,748     $  5,619,377
                                                                                                    ============     ============

    Net deferred tax assets                                                                         $  1,782,483     $    881,981
                                                                                                    ============     ============

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

The difference between the total tax provision and the amount computed by applying the statutory federal income tax rates to pre-tax income is as follows:

                                                   2000             1999             1998
                                               ------------     ------------     ------------
    Statutory rate applied to
      pre-tax income                           $ 38,157,498     $ 23,246,835     $ 13,119,315
    State taxes, net of federal tax benefit       4,611,486        2,795,243        1,829,416
    Amortization of intangible assets,
      with no tax benefit                           368,529          159,031           54,281
    Tax effect of non-deductible
      items                                       1,335,259          303,365          389,999
    Non-taxable interest income                    (523,324)        (169,823)              --
    Valuation allowance                                  --               --         (475,185)
    Effect of income from S Corporations
       (CCI and ITI)                                     --               --       (1,827,023)
    Deferred taxes of S Corporations                     --               --          605,323
    Other items, net                                251,793          152,535         (100,811)
                                               ------------     ------------     ------------
    Total tax provision                        $ 44,201,241     $ 26,487,186     $ 13,595,315
                                               ============     ============     ============

10. OTHER INCOME, NET

The components of Other income, net are as follows:

                                                   2000             1999             1998
                                               ------------     ------------     ------------
    Gain on sale of fixed assets                $   695,530     $    506,017     $    375,772
    Miscellaneous income/(expense)               (1,088,900)         542,489          707,077
                                                -----------     ------------     ------------
        Total other income, net                 $  (393,370)    $  1,048,506     $  1,082,849
                                                ===========     ============     ============

During the fourth quarter of fiscal 2000, the Company determined its investment in Witten was impaired. Therefore, the Company recognized an impairment loss of $1.8 million during the quarter reducing the carrying value of the Witten investment to $750,000 as compared to a carrying value of $2.8 million at July 31, 1999.

11. CAPITAL STOCK

On June 1, 1992, the Company approved a Shareholder Rights Plan. All shareholders of record on June 15, 1992 were issued a Right for each outstanding share of the Company's common stock. Each Right entitles the holder to purchase one-half share of common stock for an exercise price of $8 subject to adjustment. The Right is exercisable only when a triggering event occurs. The triggering events are a person or group's (1) acquisition of 20% or more of Dycom's common stock, (2) commencement of a tender offer which would result in the person or group owning 20% or more of Dycom's common stock, or (3) acquisition of at least 10% of Dycom's common stock and such acquisition is determined to have effects adverse to the Company. The Company can redeem the Rights at $0.01 per Right at any time prior to ten days after a triggering event occurs.

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

12. STOCK OFFERING

In April 1999, the Company filed, at its cost, a registration statement for an offering of 3.75 million shares and 300,000 shares of common stock, to be sold by the Company and certain selling stockholders, respectively. The closing of the offering, at $32.33 per share, was consummated in May 19, 1999. On that date, the Company received $115.3 million in proceeds from the offering which was net of an underwriting discount of $1.60 per share. The Company incurred legal fees and other expenses for this transaction of approximately $510,000.

In addition to the shares sold above, the Company and the selling stockholders granted the underwriters an option to purchase within 30 days after the offering an additional 562,500 and 45,000 shares, respectively, to cover over-allotments.

On June 4, 1999, the Company repaid the outstanding balance of its revolving credit facility of $33.7 million with proceeds of the common stock offering. The remaining proceeds will be used to fund the Company's growth strategy, including acquisitions, working capital and capital expenditures, and for other general corporate purposes.

On June 11, 1999, the underwriters exercised a portion of their option to purchase additional shares to cover over-allotments. The underwriters purchased 55,554 shares from the Company and 4,443 shares from certain selling stockholders. The Company received approximately $1.7 million as payment for the over-allotment.

13. EMPLOYEE BENEFIT PLANS

The Company and certain of its subsidiaries sponsor defined contribution plans that provide retirement benefits to all employees that elect to participate. Under the plans, participating employees may defer up to 15% of their base pre-tax compensation. For the fiscal year ended July 31, 1998 and for fiscal year 1999 until October 31, 1998, the Company's contributions to the plans were discretionary except for CCI which has a 25% company match up to the first 5% of the employee's contributions. Beginning on November 1, 1999, the Company's contribution to the plan was a 25% Company match up to the first 5% of the employee's contributions, except for ECC, APX, LOC, LCS, C-2, ACC, and NFS which made discretionary contributions. The Company's contributions, were $1,115,965, $638,557, and $435,435 in fiscal years 2000, 1999 and 1998, respectively.

14. STOCK OPTION PLANS

The Company has reserved 2,025,000 shares of common stock under its 1991 Incentive Stock Option Plan (the "1991 Plan") which was approved by the shareholders on November 25, 1991. The 1991 Plan provides for the granting of options to key employees until it expires in 2001. Options are granted at the closing price on the date of grant and are exercisable over a period of up to five years. Since the 1991 Plan's adoption, certain of the options granted have lapsed as a result of employees terminating their employment with the Company. At July 29, 2000 and July 31, 1999 and 1998, options available for grant under the 1991 Plan were 38,238 shares, 65,937 shares, and 299,673 shares, respectively.

The Company has reserved 3,316,845 shares of common stock under its 1998 Incentive Stock Option Plan (the "1998 Plan") which was approved by the shareholders on November 23, 1998. The 1998 Plan provides for the granting of options to key employees until it expires in 2008. Options are granted at the closing price on the date of the grant and are exercisable over a period of up to ten years. At July 29, 2000 and July 31, 1999, options available for grant under the 1998 Plan were 2,937,795 and 2,537,061 shares, respectively.

During fiscal 1999, the Company granted to key employees under the 1991 Plan options to purchase an aggregate of 317,898 shares of common stock. The options were granted at $14 1/8, the fair market value on the date of grant. During fiscal 1999, the Company granted to key employees under the 1998 Plan options to purchase an aggregate of 379,050 shares of common stock. The options were granted at a range of exercise prices of $18 to $32, the fair market value on the date of grant. During fiscal 1999, the Company granted to a non- employee Director under the Directors Plan options to purchase an aggregate of 36,000 shares of common stock. The options were granted at a range of exercise prices of $24 7/16 to $28 15/16, the fair market value on the date of grant. The options under the Directors Plan vest over a three year period.

During fiscal 2000, the Company granted to key employees under the 1991 Plan options to purchase an aggregate of 45,000 shares of common stock. The options were granted at $26 1/16, the fair market value on the date of grant. During fiscal 2000, the Company granted to key employees under the 1998 Plan options to purchase an aggregate of 515,209 shares of common stock. The options were granted at a range of exercise prices of $30 7/8 to $49 15/16, the fair market value on the date of grant.

On August 28, 2000, the Company granted key employees under the 1998 Plan an option to purchase 499,000 shares of common stock. The options were granted at $45 5/16, the fair market value on the date of grant. The following table summarizes the stock option transactions under the 1991 Plan, 1998 Plan, and the Directors Plan for the three years ended July 31, 1998 and 1999 and July 29, 2000:

                                    Number of         Weighted Average
                                     Shares            Exercise Price
                               -----------------------------------------------
    Options outstanding at
     July 31, 1997                   599,034               $  4.59
      Granted                        582,705               $  9.15
      Terminated                     (18,112)              $  6.35
      Exercised                     (172,071)              $  2.07
                               -----------------------------------------------
    Options outstanding at
     July 31, 1998                   991,556               $  6.99
      Granted                        732,948               $ 21.37
      Terminated                     (84,153)              $  8.84
      Exercised                     (311,853)              $  5.13
                               -----------------------------------------------
    Options outstanding at
     July 31, 1999                 1,328,498               $ 15.24
      Granted                        560,209               $ 30.09
      Terminated                    (133,392)              $ 23.78
      Exercised                     (376,156)              $ 10.21
                               -----------------------------------------------
    Options outstanding at
     July 29, 2000                 1,379,159               $ 21.82
                               -----------------------------------------------
    Exercisable options at
     July 31, 1998                   196,181               $  3.00
     July 31, 1999                   127,992               $  5.43
     July 29, 2000                    94,067               $ 18.99
                               -----------------------------------------------

The range of exercise prices for options outstanding at July 29, 2000 was $6.00 to $49.94. The range of exercise prices for options is due to changes in the price of the Company's stock over the period of the grants.

The following summarizes information about options outstanding at July 29, 2000:


                                          Outstanding Options
                             ------------------------------------------------
                                                Weighted         Weighted
                                                 Average          Average
                              Number of        Contractual       Exercise
                                Shares            Life             Price
                             ------------------------------------------------
Range of exercise prices
$ 6.00 to $21.00                558,688           2.4             $10.80
$21.00 to $35.00                738,471           8.4             $27.28
$35.00 to $49.94                 82,000           9.6             $47.62
                             ------------------------------------------------
                              1,379,159           6.1             $21.82
                             ------------------------------------------------


                                           Exercisable Options
                             ------------------------------------------------
                                                                 Weighted
                             Exercisable                          Average
                                as of                            Exercise
                             July 29,2000                          Price
                             ------------------------------------------------
Range of exercise prices
$ 6.00 to $21.00                42,131                             $ 8.47
$21.00 to $28.96                51,936                             $27.53
                             ------------------------------------------------
                                94,067                             $18.99
                             ------------------------------------------------

These options will expire if not exercised at specific dates ranging from August 2001 to April 2009. The prices for the options exercisable at July 29, 2000 ranged from $6.00 to $28.96.

As discussed in Note 1, the Company has adopted the disclosure-only provisions of SFAS No. 123. The fair value of the options granted in fiscal 2000, 1999 and 1998 have been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected stock volatility of 57.62% in 2000, 46.50% in 1999, and 55.36% in 1998; risk-free interest rates of 6.08% in 2000, 6.05% in 1999, and 5.50% in 1998; expected lives of 6 years for 2000 and 1999 and 4 years for 1998, no dividend yield in all years due to the Company's recent history of not paying cash dividends.

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions and changes in these assumptions can materially impact the fair value of the options and the Company's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options. The estimated fair value of stock options granted during fiscal 2000, 1999, and 1998 was $18.21, $11.41, and $6.75, per share, respectively.

The pro forma disclosures amortize to expense the estimated compensation costs for its stock options granted subsequent to July 31, 1997 over the options vesting period. The Company's fiscal 2000, 1999 and 1998 pro forma net earnings and earnings per share are reflected below:

                                                 2000            1999            1998
                                             ------------    ------------    ------------
Net Income:
  Pro forma net income reflecting stock
    option compensation costs                $ 60,673,806    $ 38,282,300    $ 22,752,683
  Pro forma earnings per share reflecting
    stock option compensation costs:
    Basic                                    $       1.46    $       1.03    $       0.66
    Diluted                                  $       1.43    $       1.01    $       0.65

Net Income Reflecting Pro Forma Tax
Expense Related to S Corporations:
  Pro forma net income reflecting stock
    option compensation costs                                                $ 21,378,423
  Pro forma earnings per share reflecting
    stock option compensation costs:
    Basic                                                                    $       0.62
    Diluted                                                                  $       0.61

15. RELATED PARTY TRANSACTIONS

The Company leases administrative offices from entities related to certain officers of CCG, CCI, ITI, LOC, LCS, C-2, and NFS. The total expense under these arrangements for the years ended July 29, 2000 and July 31, 1999 and 1998, was $1,432,175, $344,778, and $304,010, respectively. The future minimum lease commitments under these arrangements are $1,368,884 in 2001, $1,326,874 in 2002, $1,232,952 in 2003, $191,080 in 2004, and $26,400 in 2005 and $88,000
thereafter.

16. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company's operating subsidiaries obtain contracts from both public and private concerns. For the years ended July 29, 2000 and July 31, 1999 and 1998, approximately 16.5%, 21.5%, and 20.7%, respectively, of the contract revenues were from BellSouth Telecommunications, Inc. ("BellSouth"); 9.2%, 14.0%, and 22.7%, respectively, of the contract revenues were from Comcast Cable Communications, Inc. ("Comcast"); and 9.9%, 9.3%, and 1.4%, respectively, of the contract revenues were from Tele-Communications, Inc. ("TCI").

Financial instruments which subject the Company to concentrations of credit risk consist principally of trade accounts receivable. BellSouth, Comcast, and TCI represent a significant portion of the Company's customer base. As of July 29, 2000, the total outstanding trade receivables from BellSouth, Comcast, and TCI were $11.1 million or 8.1%, $16.2 million or 11.8%, and $14.1 million or 10.3%, respectively, of the outstanding trade receivables. At July 31, 1999, the total outstanding trade receivables from BellSouth, Comcast, and TCI were $9.0 million or 9.2%, $9.3 million or 9.5%, and $18.8 million or 19.2 %, respectively, of the Company's outstanding trade receivables.

17. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries have operating leases covering office facilities, vehicles, and equipment which have noncancelable terms in excess of one year. During fiscal 2000, 1999, and 1998, the Company entered into numerous operating leases for vehicles and equipment. Certain of these leases contain renewal provisions and generally require the Company to pay insurance, maintenance, and other operating expenses. Total expense incurred under operating lease agreements, excluding the transactions with related parties (see
Note 15), for the years ended July 29, 2000 and July 31, 1999 and 1998 was $12,218,085, $6,903,491, and $6,787,084, respectively. The future minimum obligations under these leases are $3,991,649 in 2001; $2,119,635 in 2002; $914,651 in 2003; $298,346 in 2004; $8,210 in 2005.

The federal employment tax returns for one of the Company's subsidiaries are currently being audited by the Internal Revenue Service ("IRS"). As a result of the audit, the Company received an examination report from the IRS in October 1999 proposing a $6.1 million tax deficiency. At issue, according to the examination report, is the taxpayer's payment of certain employee allowances for the years 1995 through 1997 without reporting such payment as wages on its employees' W-2 forms. The Company intends to vigorously defend its position in this matter and believes it has a number of legal defenses available to it, which could reduce the proposed tax deficiency, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its consolidated financial statements.

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

18. SEGMENT INFORMATION

The Company operates in one reportable segment as a specialty contractor. The Company provides engineering, placement and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers, and cable television multiple system operators. Additionally, the Company provides similar services related to the installation of integrated voice, data, and video local and wide area networks within office buildings and similar structures and also provides underground locating services to various utilities and provides construction and maintenance services to electrical utilities. Each of these services is provided by various of the Company's subsidiaries which provide management with monthly financial statements. All of the Company's subsidiaries have been aggregated into one reporting segment due to their similar customer bases, products and production methods, and distribution methods. The following table presents information regarding annual contract revenues by type of customer:

                                           2000            1999            1998
                                      ------------    ------------    ------------
    Telecommunications                $743,619,986    $451,178,153    $351,371,195
    Electrical utilities                24,333,182      21,648,758      20,250,898
    Various--Utility line locating      38,316,611      28,328,117      17,853,257
                                      ------------    ------------    ------------
    Total contract revenues           $806,269,779    $501,155,028    $389,475,350
                                      ============    ============    ============

19. STOCK SPLIT

On December 14, 1998 the Board of Directors declared a 3-for-2 split of the Company's common stock, effected in the form of a stock dividend paid on January 4, 1999 to stockholders of record on December 23, 1998. On January 20, 2000, the Board of Directors declared a 3-for-2 split of the Company's common stock, effected in the form of a stock dividend paid on February 16, 2000. All agreements concerning stock options provide for the issuance of additional shares due to the declaration of the stock split. An amount equal to the par value of the common shares issued plus cash paid in lieu of fractional shares was transferred form capital in excess of par value to the common stock account. All references to number of shares and to per share information have been adjusted to reflect the stock split on a retroactive basis.

20. QUARTERLY FINANCIAL DATA (Unaudited)

In the opinion of management, the following unaudited quarterly data for the years ended July 29, 2000 and July 31, 1999 reflect all adjustments necessary for a statement of operations. All such adjustments are of a normal recurring nature other than as discussed below. The Company acquired NFS ("Pooled Company") on March 8, 2000. The acquisition was accounted for a pooling of interests and accordingly, the unaudited quarterly financial statements for the periods presented include the accounts of NFS. The quarterly data for NFS after the consummation date of the merger, is included in the Dycom data. The earnings per common share calculation for each quarter is based on the weighted average shares of common stock outstanding plus the dilutive effect of stock options. The sum of the quarters earnings per common share may not necessarily be equal to the full year earnings per common share amounts.

                                        In Whole Dollars, Except Per Share Amounts.
                               ------------------------------------------------------------
                                  First           Second          Third           Fourth
                                 Quarter          Quarter        Quarter          Quarter
                               ------------    ------------    ------------    ------------
1999:
Revenues:
   Dycom                       $108,613,156    $ 96,727,284    $121,401,998    $143,394,487
   Pooled Company                 7,913,166       6,546,267       7,497,941       9,060,729
                               ------------    ------------    ------------    ------------
                               $116,526,322    $103,273,551    $128,899,939    $152,455,216
                               ============    ============    ============    ============

Income Before Income Taxes:
   Dycom                       $ 12,611,721    $ 11,164,950    $ 14,198,783    $ 22,636,868
   Pooled Company                 1,635,805       1,024,701       1,317,266       2,000,232
                               ------------    ------------    ------------    ------------
                               $ 14,247,526    $ 12,189,651    $ 15,516,049    $ 24,637,100
                               ============    ============    ============    ============
Net Income:
   Dycom                       $  7,494,143    $  6,650,150    $  8,766,460    $ 13,539,222
   Pooled Company                 1,013,409         634,820         796,092       1,208,844
                               ------------    ------------    ------------    ------------
                               $  8,507,552    $  7,284,970    $  9,562,552    $ 14,748,066
                               ============    ============    ============    ============

Earnings per Common Share:
   Basic                       $       0.24    $       0.20    $       0.26    $       0.36
   Diluted                     $       0.24    $       0.20    $       0.26    $       0.36

2000:
  Revenues:
   Dycom                       $160,904,275    $158,381,266    $212,260,383    $239,309,803
   Pooled Company                16,582,837      18,831,215              --              --
                               ------------    ------------    ------------    ------------
                               $177,487,112    $177,212,481    $212,260,383    $239,309,803
                               ============    ============    ============    ============

Income Before Income Taxes:
   Dycom                       $ 20,598,493    $ 19,917,065    $ 25,715,951    $ 35,579,852
   Pooled Company                 3,450,527       3,971,593              --              --
                               ------------    ------------    ------------    ------------
                               $ 24,049,020    $ 23,888,658    $ 25,715,951    $ 35,579,852
                               ============    ============    ============    ============

Net Income:
   Dycom                       $ 12,463,231    $ 11,996,560    $ 14,496,453    $ 21,590,425
   Pooled Company                 2,085,332       2,400,239              --              --
                               ------------    ------------    ------------    ------------
                               $ 14,548,563    $ 14,396,799    $ 14,496,453    $ 21,590,425
                               ============    ============    ============    ============

Earnings per Common Share:
   Basic                       $       0.35    $       0.35    $       0.35    $       0.52
   Diluted                     $       0.35    $       0.34    $       0.34    $       0.51

As a result of the Company's independent actuary's annual analysis of reported claims and incurred but not reported losses, the 1999 fourth quarter results of operations include a pre-tax net reduction of $2.3 million to accrued self-insurance expense.

Independent Auditors' Report

Dycom Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Dycom Industries, Inc. and subsidiaries (the "Company") as of July 29, 2000 and July 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dycom Industries, Inc. and subsidiaries as of July 29, 2000 and July 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 29, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP
Certified Public Accountants
West Palm Beach, Florida

August 25, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in or disagreements with accountants on accounting and financial disclosures within the meaning of Item 304 of Regulation S-K.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and nominees of the Registrant is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the commission pursuant to Regulation 14A. The following table sets forth certain information concerning the executive officers of the Company, all of whom serve at the pleasure of the Board of Directors. Information concerning Thomas R. Pledger and Steven E. Nielsen is included in the Company's definitive proxy statement that has been incorporated by reference. Effective August 28, 2000, Mr. Pledger resigned as the Company's Executive Chairman. Mr. Pledger will remain as Chairman of the Board of Directors.

                                                                        Executive Officer
Name               Age       Office                                     Since
----               ---       ------                                     -----------------
Thomas R. Pledger   62       Executive Chairman                             1/4/84

Steven E. Nielsen   37       President and Chief Executive Officer         2/26/96

Richard L. Dunn     51       Senior Vice President and                     1/28/00
                             Chief Financial Officer

Robert J. Delark    47       Senior Vice President and                     1/27/00
                             Chief Administrative Officer

Randal L. Martin    28       Vice President and Controller                 8/23/99

Marc R. Tiller      30       General Counsel and Corporate                11/23/98
                             Secretary

There are no family relationships among the Company's executive officers.

Richard L. Dunn is the Company's Senior Vice President and Chief Financial Officer. Mr. Dunn has been employed by the Company since January 28, 2000. Mr. Dunn was previously employed by Avborne, Inc., a privately held company in the commercial aviation maintenance and repair industry, from April 1998 to January 2000 as Vice President, Finance and Chief Financial Officer. Mr. Dunn was employed by Perry Ellis International from April 1994 to April 1998 as Vice President, Finance and Chief Financial Officer. Prior to April 1994, Mr. Dunn was the Treasurer of Tyco International Ltd.

Robert J. Delark is the Company's Senior Vice President and Chief Administrative Officer. Mr. Delark has been employed by the Company since January 27, 2000. Mr. Delark was previously employed by Henkels & McCoy, a privately held utility contractor, from 1982 to 2000 and last served as Chief Financial Officer.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning relationships and related transactions is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a) The following documents are filed as a part of this report:

                                                                                  Page
                                                                                  ----
   1. Consolidated financial statements:

      Consolidated balance sheets at July 29, 2000 and July 31, 1999               16

      Consolidated statements of operations for the years ended July 29, 2000
        and July 31, 1999 and 1998                                                 17

      Consolidated statements of stockholders' equity for the years ended July
        29, 2000 and July 31, 1999 and 1998                                        18

      Consolidated statements of cash flows for the years ended July 29, 2000
        and July 31, 1999 and 1998                                                 19

      Notes to consolidated financial statements                                  21-36

      Independent auditor's report                                                 37

   2. Financial statement schedules:
      All schedules have been omitted because they are inapplicable, not required, or the information is included in the above referenced consolidated financial statements or the notes thereto.

   3. Exhibits furnished pursuant to the requirements of Form 10-K:
      See Exhibit Index on page 41.

(b) Reports on Form 8-K:

      No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended July 29, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.

/s/ Steven E. Nielsen                                         October 6, 2000
-------------------------                                     ----------------
By: Steven E. Nielsen                                         Date
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                            Position                          Date
----                            --------                          ----

/s/ Richard L. Dunn        Senior Vice President              October 6, 2000
-------------------------  and Chief Financial Officer        ---------------


/s/ Randal L. Martin       Vice President, Controller,        October 6, 2000
-------------------------  and Principal Accounting Officer   ---------------


/s/ Thomas R. Pledger      Chairman of the Board of           October 6, 2000
-------------------------  Directors                          ---------------

/s/ Steven E. Nielsen      Director                           October 6, 2000
-------------------------                                     ---------------

/s/ Louis W. Adams, Jr.    Director                           October 6, 2000
-------------------------                                     ---------------

/s/ Thomas G. Baxter       Director                           October 6, 2000
-------------------------                                     ---------------

/s/ Walter L. Revell       Director                           October 6, 2000
-------------------------                                     ---------------

/s/ Joseph M. Schell       Director                           October 6, 2000
-------------------------                                     ---------------

/s/ Ronald P. Younkin      Director                           October 6, 2000
-------------------------                                     ---------------

EXHIBIT INDEX

Exhibit Number                              Title

3(i)(1) Articles of Incorporation of the Company are hereby incorporated by reference from the Company's Form S-1 Registration Statement filed with the Commission on October 29, 1986 (Exhibit 3.01).

3(i)(2) Articles of Amendment to Articles of Incorporation of the Company are hereby incorporated by reference from the Company's Form S-1 Registration Statement filed with the Commission on October 29, 1986(Exhibit 3.01).

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

10.4 1998 Incentive Stock a Option Plan (Exhibit A, Definitive Proxy Statement filed September 30, 1999, File No. 0001-10613).

10.5 1991 Incentive Stock Option Plan (Exhibit A, Definitive proxy Statement November 5, 1991, File No. 001-10613).

10.6 Employment Agreement for Robert J. Delark is hereby incorporated by reference from Form 10-Q filed June 9, 2000.

10.7 Employment Agreement for Richard L. Dunn is hereby incorporated by reference from Form 10-Q filed June 9, 2000.

10.8*        Retirement and Consulting Agreement for Thomas R. Pledger.

10.9 Stock Purchase Agreement, dated as of March 12, 1999, between Dycom Industries, Inc. and Gary E. Ervin, Timothy W. Ervin and Robert W. Ervin (Exhibit 2(i), Current Report on Form 8-K filed April 15, 1999, File No. 001-10613).

10.10 Agreement and Plan Merger, dated as of March 12, 1999, among Apex Digital TV, Inc., Dycom Acquisition Corporation III, Dycom Industries, Inc. and Gary E. Ervin, Timothy W. Ervin, Robert W. Ervin, Keith E. Walker, Robert J. Chastain, Charles T. McElroy and Penny J. Ward (Exhibit 2(ii), Current Report on Form 8-K filed April 15, 1999, File No. 001-10613).

10.11 Agreement and Plan Merger, dated as of February 14, 2000, among Niels Fugal Sons Company, Dycom Acquisition Corporation IV, Dycom Industries, Inc. and Guy L. Fugal and Daniel B. Fugal (Exhibit 2(i), Current Report on Form 8-K filed March 17, 2000, File No. 001-10613).

11           Statement re computation of per share earnings.
             All information required by Exhibit 11 is presented in Note 2 of the Company's Consolidated Financial Statements in accordance with the Provision of SFAS No. 128.

21*          Subsidiaries of the Company.

23.1*        Consent of Deloitte & Touche LLP.

27* Financial Data Schedules for fiscal years ended July 29, 2000 and July 31, 1999 and 1998.

*           Filed Herewith