Form 10-Q
period 2000-10-28
DYCOM INDUSTRIES INC
filed 2000-12-12
CIK 67215

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

      (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended October 28, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________to________

                          Commission file number 0-5423

                             DYCOM INDUSTRIES, INC.
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                       59-1277135
    ------------------------                  --------------------------------
    (State of incorporation)                  (IRS Employer Identification No.)

           4440 PGA Boulevard, Suite 500
            Palm Beach Gardens, Florida                           33410
-------------------------------------------------              ----------
      (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (561) 627-7171
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding as of December 7, 2000
                -------                      ----------------------------------
    Common Stock, par value $0.33 1/3                   42,083,969

                             DYCOM INDUSTRIES, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets-                              3
            October 28, 2000 and July 29, 2000

         Condensed Consolidated Statements of                                4
            Operations for the Three Months Ended
            October 28, 2000 and October 30, 1999

         Condensed Consolidated Statements of                              5-6
            Cash Flows for the Three Months Ended
            October 28, 2000 and October 30, 1999

         Notes to Condensed Consolidated                                  7-14
            Financial Statements

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                    15-17

Item 3. Quantitative and Qualitative Disclosures
        about Market Risk                                                   17

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                           18

Item 6. Exhibits and Reports on Form 8-K                                    18

SIGNATURES                                                                  19

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                        October 28,       July 29,
                                                           2000             2000
                                                       ------------     ------------
CURRENT ASSETS:
Cash and equivalents                                   $109,528,117     $105,701,950
Accounts receivable, net                                144,928,991      144,291,699
Costs and estimated earnings in excess of billings       51,548,433       52,301,022
Deferred tax assets, net                                  5,976,682        6,039,264
Inventories                                              12,645,216       14,563,649
Other current assets                                      3,810,255        1,530,972
                                                       ------------     ------------
Total current assets                                    328,437,694      324,428,556
                                                       ------------     ------------

PROPERTY AND EQUIPMENT, net                             109,427,636      101,092,862
                                                       ------------     ------------

OTHER ASSETS:
Intangible assets, net                                   86,949,733       85,783,092
Other                                                     3,215,533        2,695,084
                                                       ------------     ------------
Total other assets                                       90,165,266       88,478,176
                                                       ------------     ------------
TOTAL                                                  $528,030,596     $513,999,594
                                                       ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                       $ 35,829,369     $ 42,922,557
Notes payable                                             2,701,494        2,594,413
Billings in excess of costs and estimated earnings            5,500            6,405
Accrued self-insured claims                               4,583,269        4,232,243
Income taxes payable                                     13,683,773        5,916,000
Customer advances                                        13,479,100       11,762,547
Other accrued liabilities                                34,485,343       47,324,948
                                                       ------------     ------------
Total current liabilities                               104,767,848      114,759,113
                                                       ------------     ------------

NOTES PAYABLE                                             7,933,229        9,106,201
ACCRUED SELF-INSURED CLAIMS                               6,397,673        5,554,417
DEFERRED TAX LIABILITIES, net                             4,368,802        4,256,781
OTHER LIABILITIES                                         2,345,522        2,345,525
                                                       ------------     ------------
Total liabilities                                       125,813,074      136,022,037
                                                       ------------     ------------

COMMITMENTS AND CONTINGENCIES, Note 9

STOCKHOLDERS' EQUITY:
Preferred stock, par value 1.00 per share:
       1,000,000 shares authorized: no shares
       issued and outstanding                                    --               --
Common stock, par value $.33 1/3 per share:
       150,000,000 shares authorized: 42,080,678
       and 41,900,516 shares issued and
       outstanding, respectively                         14,026,893       13,966,839
Additional paid-in capital                              224,154,964      221,593,083
Retained earnings                                       164,035,665      142,417,635
                                                       ------------     ------------
Total stockholders' equity                              402,217,522      377,977,557
                                                       ------------     ------------

TOTAL                                                  $528,030,596     $513,999,594
                                                       ============     ============


See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                          For the Three Months Ended
                                                        -------------------------------
                                                         October 28,       October 30,
                                                             2000              1999
                                                        -------------     -------------
Contract revenues earned                                $ 234,690,421     $ 177,487,112
                                                        -------------     -------------

Expenses:
Costs of earned revenues, excluding depreciation          172,987,011       132,101,816
General and administrative                                 18,134,737        14,810,307
Depreciation and amortization                               9,133,325         7,490,882
                                                        -------------     -------------
Total                                                     200,255,073       154,403,005
                                                        -------------     -------------

Interest income, net                                        1,302,886           743,335
Other income, net                                             276,493           221,578
                                                        -------------     -------------

INCOME BEFORE INCOME TAXES                                 36,014,727        24,049,020
                                                        -------------     -------------

PROVISION FOR INCOME TAXES:
Current                                                    14,222,094         9,675,383
Deferred                                                      174,603          (174,926)
                                                        -------------     -------------
Total                                                      14,396,697         9,500,457
                                                        -------------     -------------

NET INCOME                                              $  21,618,030     $  14,548,563
                                                        =============     =============

EARNINGS PER COMMON SHARE:
Basic                                                   $        0.51     $        0.35
                                                        =============     =============

Diluted                                                 $        0.51     $        0.35
                                                        =============     =============

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic                                                      41,988,910        41,262,236
                                                        =============     =============

Diluted                                                    42,649,136        41,831,632
                                                        =============     =============


See notes to condensed consolidated financial statements--unaudited

DYCOM INDUSTRIES, INC.AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                   For the Three Months Ended
                                                                 --------------------------------
                                                                  October 28,        October 30,
                                                                     2000               1999
                                                                 -------------      -------------
Increase (Decrease) in Cash and Equivalents from
OPERATING ACTIVITIES:
Net Income                                                       $  21,618,030      $  14,548,563
Adjustments to reconcile net cash provided by
  operating activities:
Depreciation and amortization                                        9,133,325          7,490,882
Gain on disposal of assets                                            (124,006)          (150,767)
Deferred income taxes                                                  174,603           (174,926)
Change in assets and liabilities:
Accounts receivable, net                                               (67,616)        (9,804,893)
Unbilled revenues, net                                                 906,561         (5,236,521)
Other current assets                                                  (360,850)        (5,164,354)
Other assets                                                          (519,549)        (1,297,527)
Accounts payable                                                    (7,139,277)        10,681,291
Customer advances                                                    1,716,553         (9,439,353)
Accrued self-insured claims and other liabilities                  (12,197,521)        (1,244,060)
Accrued income taxes                                                 7,767,773          4,098,023
                                                                 -------------      -------------
Net cash inflow from operating activities                           20,908,026          4,306,358
                                                                 -------------      -------------

INVESTING ACTIVITIES:
Capital expenditures                                               (15,338,700)       (12,551,323)
Proceeds from sale of assets                                           312,271            640,322
Acquisition expenditures, net of cash acquired                      (2,514,621)        (9,379,839)
                                                                 -------------      -------------
Net cash outflow from investing activities                         (17,541,050)       (21,290,840)
                                                                 -------------      -------------

FINANCING ACTIVITIES:
Principal payments on notes payable and bank lines-of-credit        (1,569,690)          (781,339)
Exercise of stock options                                            2,028,881            503,095
                                                                 -------------      -------------
Net cash inflow/(outflow) from financing activities                    459,191           (278,244)
                                                                 -------------      -------------

NET CASH INFLOW/(OUTFLOW) FROM ALL ACTIVITIES                        3,826,167        (17,262,726)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                        105,701,950         97,995,283
                                                                 -------------      -------------

CASH AND EQUIVALENTS AT END OF PERIOD                            $ 109,528,117      $  80,732,557
                                                                 =============      =============


See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

                                                                                    For the Three Months Ended
                                                                                    ---------------------------
                                                                                    October 28,      October 30,
                                                                                       2000             1999
                                                                                    ----------       ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest                                                                            $  261,914       $  276,607
Income taxes                                                                         6,628,924        5,577,360

Property and equipment acquired and financed with:
Notes payable                                                                       $  280,280       $       --

During the three months ended October 28, 2000, the company acquired all of the capital stock of Cable Connectors, Inc. at a cost of $3.3 million. In conjunction with this acquisition, assets acquired and liabilities assumed were as follows:

Fair market value of assets acquired, including goodwill                            $4,118,069
Consideration paid (including $0.6 million of common stock issued)                   3,273,054
                                                                                    ----------
Fair market value of liabilities assumed                                            $  845,015
                                                                                    ==========

See notes to condensed consolidated financial statements--unaudited.

1.  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited

The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. ("Dycom" or the "Company") as of October 28, 2000 and July 29, 2000, and the related condensed consolidated statements of operations and cash flows for the three months ended October 28, 2000 and October 30, 1999 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended October 28, 2000 are not necessarily indicative of the results which may be expected for the entire year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION-- The condensed consolidated financial statements are unaudited. These statements include Dycom Industries, Inc. and its subsidiaries, all of which are wholly owned.

During fiscal 2000, the Company acquired Lamberts' Cable Splicing Company ("LCS"), C-2 Utility Contractors, Inc. ("C-2"), and Artoff Construction Company, Inc. ("ACC"). During fiscal 2001, the Company acquired Cable Connectors, Inc. ("CAB"). Each of these transactions was accounted for using the purchase method of accounting. The Company's results include the results of LCS, C-2, ACC, and CAB from their respective acquisition dates until October 28, 2000. On March 8, 2000, Niels Fugal Sons Company ("NFS") merged with the Company in an exchange of common stock. This transaction was accounted for as a pooling of interests. Accordingly, the Company's condensed consolidated financial statements include the results of NFS for all periods presented. See Note 4.

The Company's operations consist primarily of providing specialty contracting services to the telecommunications and electrical utility industries. All material intercompany accounts and transactions have been eliminated.

CHANGE IN FISCAL YEAR -- On September 29, 1999, the Company changed to a fiscal year with 52 or 53 week periods ending on the Saturday nearest July 31. This Quarterly Report presents financial information for the first quarter of fiscal 2001, beginning July 30, 2000 and ending October 28, 2000. The unaudited results of operations and cash flows of the Company for the quarter ended October 28, 2000 contains 91 days compared to 91 days for the unaudited results of operations and cash flows for the quarter ended October 30, 1999.

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

INTANGIBLE ASSETS -- The excess of the purchase price over the fair market value of the tangible net assets of acquired businesses (goodwill) is amortized on a straight-line basis over 20-40 years. The appropriateness of the carrying value of goodwill is reviewed periodically by the Company at the subsidiary level. An impairment loss is recognized when the projected future cash flows are less than the carrying value of goodwill. No impairment loss has been recognized in the periods presented. As of October 28, 2000 and July 29, 2000, net intangible assets include $86.6 million and $85.4 million of net goodwill, respectively.

Amortization expense was $1,143,201 and $1,043,536 for the three months ended October 28, 2000 and October 30, 1999. The intangible assets are net of accumulated amortization of $7,695,291 at October 28, 2000 and $6,552,090 at July 29, 2000, respectively.

SELF-INSURED CLAIMS LIABILITY -- The Company retains the risk, up to certain limits, for automobile and general liability, workers compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the condensed consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $6,209,390 and $5,161,379 at October 28, 2000 and July 29, 2000,
respectively. The determination of such claims and expenses and the appropriateness of the related liability is periodically reviewed and updated.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for the accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 did not have a material impact on the financial statements of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 is applicable beginning with our fourth quarter fiscal 2001 consolidated financial statements. Based on our current analysis of SAB No. 101, management does not believe it will have an impact on the financial results of the Company.

3.  COMPUTATION OF PER SHARE EARNINGS

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computation as required by SFAS 128.

                                                            For the Three Months Ended
                                                            ---------------------------
                                                            October 28,     October 30,
                                                                2000            1999
                                                            -----------     -----------
Net income available to common stockholders (numerator)     $21,618,030     $14,548,563
                                                            ===========     ===========
Weighted-average number of common shares (denominator)       41,988,910      41,262,236
                                                            ===========     ===========
Earnings per common share - basic                           $      0.51     $      0.35
                                                            ===========     ===========

Weighted-average number of common shares                     41,988,910      41,262,236
Potential common stock arising from stock options               660,226         569,396
                                                            -----------     -----------
Total shares (denominator)                                   42,649,136      41,831,632
                                                            ===========     ===========
Earnings per common share-diluted                           $      0.51     $      0.35
                                                            ===========     ===========

4.  ACQUISITIONS

In August 1999, the Company acquired Lamberts' Cable Splicing Company ("LCS") for $10.0 million in cash and 73,309 shares of Dycom common stock for an aggregate purchase price of $12.4 million before various transaction costs. Located in Rocky Mount, North Carolina, LCS's primary business is the construction and maintenance of telecommunications systems under master service agreements.

In January 2000, the Company acquired C-2 Utility Contractors, Inc. ("C-2") for $18.0 million in cash and 247,555 shares of Dycom common stock for an aggregate purchase price of $25.2 million before various transaction costs and Artoff Construction Company ("ACC") for $2.2 million in cash and 30,081 shares of Dycom common stock for an aggregate purchase price of $3.0 million before various transaction costs. Located in Eugene, Oregon, C-2's primary business is the construction and maintenance of telecommunications systems under master service agreements. Located in Gold Hill, Oregon, ACC's primary business is the construction and maintenance of telecommunications systems.

In October 2000, the Company acquired Cable Connectors, Inc. ("CAB") for $2.7 million in cash and 13,286 shares of Dycom common stock for an aggregate purchase price of $3.3 million before various transaction costs.

The Company has recorded the acquisitions of LCS, C-2, ACC, and CAB using the purchase method of accounting. All acquired goodwill associated with these acquisitions is being amortized over a period of 20 years. The operating results of LCS, C-2, ACC, and CAB are included in the accompanying condensed consolidated financial statements from the date of purchase.

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisitions of LCS, C-2, ACC, and CAB had occurred on August 1, 1999:

                                          For the Three Months Ended
                                      ------------------------------------
                                       October 28,             October 30,
                                           2000                    1999
                                      ------------            ------------

Total revenues                        $235,272,669            $187,800,608
Income before income taxes              36,039,077              25,194,926
Net income                              21,632,737              15,239,647

Earnings per share:
Basic                                 $       0.52            $       0.37
Diluted                               $       0.51            $       0.36

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

Prior to the acquisition, NFS used a fiscal year ending January 31 and as of March 8, 2000 adopted Dycom's fiscal year. All periods presented reflect the adoption of such fiscal year end as of the beginning of the period. The combined and separate results of Dycom and NFS for the three month periods ending October 28, 2000 and October 30, 1999, respectively, are as follows:

                                 Dycom            NFS            Combined
                             ------------     ------------     ------------
Three month period ended
   October 28, 2000
        Total revenues       $234,690,421     $    --          $234,690,421
        Net income           $ 21,618,030     $    --          $ 21,618,030

   October  30, 1999
        Total revenues       $160,904,275     $ 16,582,837     $177,487,112
        Net income           $ 12,463,231     $  2,085,332     $ 14,548,563

In connection with each of the acquisitions referred to above the Company entered into employment contracts with certain executive officers of each of the acquired companies varying in length from three to six years.

5.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                         October 28,        July 29,
                                             2000             2000
                                         ------------     ------------

Contract billings                        $134,446,888     $134,740,946
Retainage                                  13,349,284       11,835,425
Other receivables                           1,521,508        1,835,560
                                         ------------     ------------
Total                                     149,317,680      148,411,931
Less allowance for doubtful accounts        4,388,689        4,120,232
                                         ------------     ------------
Accounts receivable, net                 $144,928,991     $144,291,699
                                         ============     ============

For the periods indicated, the allowance for doubtful accounts changed as follows:

                                                                         For the Three Months Ended
                                                                       ------------------------------
                                                                       October 28,        October 30,
                                                                           2000              1999
                                                                       ------------      ------------
Allowance for doubtful accounts at 7/29/2000 and 7/31/1999,
  respectively                                                         $  4,120,232      $  4,129,280
Allowance for doubtful account balances from acquisitions                        --                --
Additions charged to bad debt expense                                       278,312          (307,934)
Amounts charged against the allowance, net of recoveries                     (9,855)         (299,444)
                                                                       ------------      ------------
Allowance for doubtful accounts                                        $  4,388,689      $  3,521,902
                                                                       ============      ============

As of October 28, 2000 and July 29, 2000, the Company expected to collect all of its retainage balances within twelve months.

6.  COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying condensed consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

                                                              October 28,        July 29,
                                                                 2000              2000
                                                             ------------      ------------
Costs incurred on contracts in progress                      $ 46,606,062      $ 48,037,774
Estimated earnings thereon                                     15,416,206        13,855,362
                                                             ------------      ------------
                                                               62,022,268        61,893,136
Less billings to date                                          10,479,335         9,598,519
                                                             ------------      ------------
                                                             $ 51,542,933      $ 52,294,617
                                                             ============      ============

Included in the accompanying consolidated balance
 sheets under the captions:
Costs and estimated earnings in excess of billings           $ 51,548,433      $ 52,301,022
Billings in excess of costs and estimated earnings                  5,500             6,405
                                                             ------------      ------------
                                                             $ 51,542,933      $ 52,294,617
                                                             ============      ============

As stated in Note 1, the Company performs services under short-term, unit based and long-term, percentage of completion contracts. The amounts presented above aggregate the effects of these two types of contracts.

7.  PROPERTY AND EQUIPMENT

The accompanying condensed consolidated balance sheets include the following property and equipment:

                                        October 28,            July 29,
                                           2000                  2000
                                       ------------          ------------

Land                                   $  3,373,037          $  3,373,037
Buildings                                 6,334,277             6,330,683
Leasehold improvements                    1,607,489             1,574,013
Vehicles                                114,891,065           102,489,730
Equipment and machinery                  73,297,339            70,501,903
Furniture and fixtures                   10,694,547            10,401,809
                                       ------------          ------------
Total                                   210,197,754           194,671,175
Less accumulated depreciation           100,770,118            93,578,313
                                       ------------          ------------
Property and equipment, net            $109,427,636          $101,092,862
                                       ============          ============

Maintenance and repairs of property and equipment amounted to $4,093,283 and $2,816,176 for the three months ended October 28, 2000 and October 30, 1999, respectively.

8.  NOTES PAYABLE

Notes payable are summarized by type of borrowings as follows:

                                     October 28,            July 29,
                                        2000                 2000
                                     -----------          -----------

Bank Credit Agreement - Term Loan    $ 9,750,000          $10,750,000
Capital lease obligations                     --                  458
Equipment loans                          884,723              950,156
                                     -----------          -----------
Total                                 10,634,723           11,700,614
Less current portion                   2,701,494            2,594,413
                                     -----------          -----------
Notes payable - non-current          $ 7,933,229          $ 9,106,201
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

The Company had total outstanding standby letters of credit of $14.3 million at October 28, 2000, including letters of credit issued to the Company's insurance administrators as part of its self-insurance program of $14.0 million and miscellaneous letters of credit of $0.3 million.

The revolving working capital facility bears interest, at the option of the Company, at the bank's prime interest rate minus 1.125% or LIBOR plus 1.25%. As of October 28, 2000, there was no outstanding balance on this facility resulting in an available borrowing capacity of $50.0 million.

The outstanding loans under the equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the bank's prime interest rate minus 0.75% or LIBOR plus 1.5%. The advances under the equipment acquisition and small business purchase facility are converted to term loans with maturities not to exceed 48 months. The outstanding principal on the equipment term loans is payable in monthly installments through February 2001. As of October 28, 2000, there was no outstanding balance on this facility resulting in an available borrowing capacity of $71.1 million. The available borrowing capacity on this nonrevolving facility has been reduced due to prior borrowings which have been repaid in full.

The Term Loan bears interest, at the option of the company, at the bank's prime interest rate minus 0.50% or LIBOR plus 1.75%. Principal and interest is payable in semiannual installments through April 2002. The amount outstanding on the term loan was $9.8 million at October 28, 2000 and bore interest at the rate of 8.375%.

The amended bank credit agreement contains restrictions which, among other things, requires maintenance of certain financial ratios and covenants, restricts encumbrances of assets and creation of indebtedness, and limits the payment of cash dividends. Cash dividends are limited to 50% of each fiscal year's after-tax profits. No cash dividends were paid during the periods presented. At October 28, 2000, the Company was in compliance with all financial covenants and conditions.

All obligations under the amended credit agreement are unconditionally guaranteed by the Company's subsidiaries and secured by security interest in certain property and assets of the Company and its subsidiaries.

In addition to the borrowings under the amended bank credit agreement, certain subsidiaries have outstanding obligations under capital leases and other equipment financing arrangements. The obligations are payable in monthly installments expiring at various dates through April 2002.

Interest costs incurred on notes payable, all of which were expensed during the three months ended October 28, 2000 and October 30, 1999 were $262,158 and $242,531, respectively.

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

                                                         For the Three Months Ended
                                                    -----------------------------------
                                                     October 28,            October 30,
                                                        2000                   1999
                                                    ------------           ------------
Telecommunications                                  $220,600,525           $159,318,826
Electrical utilities                                   4,188,718              7,411,419
Various customers - Utility line locating              9,901,178             10,756,867
                                                    ------------           ------------
Total contract revenues                             $234,690,421           $177,487,112
                                                    ============           ============

SUBSEQUENT EVENT

On November 27, 2000, the Company entered into a Stock Purchase Agreement with the stockholders of Point to Point Communications, Inc. whereby Point to Point Communications will become a wholly owned subsidiary of Dycom. Dycom is acquiring Point to Point Communications for approximately $65 million, including a cash payment of approximately $52 million and the issuance of approximately $13 million of common stock of the Company. The agreement is subject to satisfaction of customary closing conditions, including completion of due diligence procedures and approval under the Hart-Scott-Rodino Improvement Act.

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

Results Of Operations

The following table sets forth, as a percentage of contract revenues earned, certain items in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

                                               For the Three Months Ended
                                              -----------------------------
                                              October 28,       October 30,
                                                  2000             1999
                                              -----------       ----------

Contract revenues earned                       100.0%             100.0%

Expenses:
  Cost of earned revenues,
    excluding depreciation                      73.7               74.4
  General and administrative                     7.7                8.3
  Depreciation and amortization                  3.9                4.2
                                              ------             ------
Total                                           85.3               86.9
                                              ------             ------

Interest income, net                             0.6                0.4
Other income, net                                0.1                0.1
                                              ------             ------
Income before income taxes                      15.4               13.6
                                              ------             ------

Provision for income taxes                       6.1                5.4
                                              ------             ------

Net Income                                       9.3%               8.2%
                                              ======             ======

REVENUES. Contract revenues increased $57.2 million, or 32.2%, to $234.7 million in the quarter ending October 28, 2000 from $177.5 million in the quarter ended October 30, 1999. Of this increase, $61.3 million was attributable to specialty contracting services provided to telecommunications companies, a decrease of $0.9 million was attributable to underground utility locating services provided to various utilities, and a decrease of $3.2 million was attributable to construction and maintenance services provided to electrical utilities, reflecting an increase in overall market demand for the Company's services.

During the quarter ended October 28, 2000, the Company recognized $220.6 million of contract revenues from telecommunications services as compared to $159.3 million for the quarter ended October 30, 1999. The increase in the Company's telecommunications service revenues reflects an increased volume of projects and activities associated with cable television services, and an increase in services performed in the design and installation of broadband networks, telephone engineering services, telephony splicing services, premise wiring services, and revenues from services performed under master service agreements. The Company recognized contract revenues of $4.2 million from electric construction and maintenance services in the quarter ended October 28, 2000 as compared to $7.4 million in the quarter ended October 30, 1999. The Company recognized contract revenues of $9.9 million from underground utility locating services in the quarter ended October 28, 2000 as compared to $10.8 million in the quarter ended October 30, 1999. Acquisitions subsequent to October 30, 1999 contributed $10.2 million of contract revenues during the quarter ended October 28, 2000, primarily in contract revenues from telecommunications services.

Contract revenues from multi-year master service agreements and other long-term agreements represented 72.1% of total contract revenues in the quarter ended October 28, 2000 as compared to 75.5% in the quarter ended October 30, 1999, of which contract revenues from multi-year master service agreements represented 42.1% of total contract revenues in the quarter ended October 28, 2000 as compared to 43.1% in the quarter ended October 30, 1999.

COSTS OF EARNED REVENUES. Costs of earned revenues increased $40.9 million to $173.0 million in the quarter ended October 28, 2000 from $132.1 million in the quarter ended October 30, 1999, and decreased as a percentage of contract revenues to 73.7% from 74.4%. Direct labor and equipment costs declined slightly as a percentage of contract revenues as a result of improved productivity and the utilization of more modern equipment.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $3.3 million to $18.1 million in the quarter ended October 28, 2000 from $14.8 million in the quarter ended October 30, 1999. The increase in general and administrative expenses for the quarter ended October 28, 2000, as compared to the quarter ended October 30, 1999, was primarily attributable to increases in salaries, employee benefits, and payroll taxes of $2.7 million, other general and administrative expense of $0.1, and an increase in the provision for doubtful accounts of $0.5 million. General and administrative expenses decreased as a percentage of contract revenues to 7.7% from 8.3% in the quarter ended October 28, 2000 as compared to the quarter ended October 30, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.6 million to $9.1 million in the quarter ending October 28, 2000 as compared to $7.5 million in the quarter ended October 30, 1999, but decreased as a percentage of contract revenues to 3.9% from 4.2%. The $1.6 million increase reflects the depreciation of additional capital expenditures incurred in the ordinary course of business and amortization of goodwill related to acquisitions made in 2001 and 2000, respectively.

INTEREST INCOME, net. Interest income, net increased $0.6 million to $1.3 million in the quarter ended October 28, 2000 from $0.7 million in the quarter ended October 30, 1999. The increase was due to increased cash and equivalents and favorable interest rates.

INCOME TAXES. The provision for income taxes was $14.4 million in the three months ended October 28, 2000 as compared to $9.5 million in the same period last year. The Company's effective tax rate was 40.0% in the three months ended October 28, 2000 as compared to 39.5% in the same period last year. The effective tax rate differs from the statutory rate due to state income taxes, the amortization of intangible assets that do not provide a tax benefit, and other non-deductible expenses for tax purposes.

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

To the extent that the Company seeks to grow by acquisitions that involve consideration other than Company stock, the Company's capital requirements may increase. On November 27, 2000, the Company entered into a Stock Purchase Agreement with the stockholders of Point to Point Communications, Inc. Dycom is acquiring Point to Point Communications for approximately $65 million, including a cash payment of approximately $52 million and the issuance of approximately $13 million of common stock of the company. The agreement is subject to satisfaction of customary closing conditions, including completion of due diligence procedures and approval under the Hart-Scott-Rodino Improvement Act.

For the three months ended October 28, 2000, net cash provided by operating activities was $20.9 million compared to $4.3 million for the three months ended October 30, 1999. Net income and non-cash charges are the primary sources of operating cash flow. Working capital items used $9.9 million of operating cash flow for the three-month period ended October 28, 2000 principally through a decrease in accounts payable and other accrued liabilities including the payment of approximately $7.5 million of annual bonuses, offset by an increase in income taxes payable.

In the three months ended October 28, 2000, net cash used in investing activities was $17.5 million as compared to $21.3 million for the same period last year. For the three months ended October 28, 2000, capital expenditures of $15.3 million were for the normal replacement of equipment and purchases for the start up of certain long-term contracts.

In the three months ended October 28, 2000, net cash provided by financing activities was $0.5 million, which was primarily attributable to the proceeds from the exercise of stock options net of principal payments on long-term notes.

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

The Company had total outstanding standby letters of credit of $14.3 million at October 28, 2000, including letters of credit issued to the Company's insurance administrators as part of its self-insurance program of $14.0 million and miscellaneous letters of credit of $0.3 million.

The revolving working capital facility bears interest, at the option of the company, at the bank's prime interest rate minus 1.125% or LIBOR plus 1.25%. As of October 28, 2000, there was no outstanding balance on this facility resulting in an available borrowing capacity of $50.0 million.

The outstanding loans under the equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the bank's prime interest rate minus 0.75% or LIBOR plus 1.50%. The advances under the equipment acquisition and small business purchase facility are converted to term loans with maturities not to exceed 48 months. The outstanding principal on the equipment term loans is payable in quarterly installments through February 2001. There were no amounts outstanding on the equipment acquisition and small business purchase facility at October 28, 2000, resulting in an available borrowing capacity of $71.1 million. The available borrowing capacity on this nonrevolving facility has been reduced due to prior borrowings which have been repaid in full.

The Term Loan bears interest, at the option of the company, at the bank's prime interest rate minus 0.50% or LIBOR plus 1.75%. Principal and interest is payable in semiannual installments through April 2002. The amount outstanding on the term loan was $9.8 million at October 28, 2000 and bore interest at the rate of 8.375%.

The amended bank credit agreement requires the Company to maintain certain financial covenants and conditions, as well as restricting the encumbrances of assets and the creation of additional indebtedness and limits the payment of cash dividends. No cash dividends were paid during the periods presented. At October 28, 2000, the Company was in compliance with all covenants and conditions under the credit agreement.

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

Special Note Concerning Forward-Looking Statements

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity instruments at October 28, 2000. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. At October 28, 2000, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially affect the Company's financial position, results of operations, or cash flows.

PART II.  OTHER INFORMATION

Item 2. Changes In Securities and Use of Proceeds

On October 2, 2000, the Company issued 13,286 shares of the Company's common stock in connection with the acquisition of Cable Connectors, Inc. These shares were issued in a manner not involving a public offering and therefore did not require registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibits furnished pursuant to the requirements of Form 10-Q:

Number   Description
------   -----------

(11) Statement re computation of per share earnings; All information required by Exhibit 11 is presented within Note 3 of the Company's condensed consolidated financial statements in accordance with the provisions of SFAS No. 128.


(27)     Financial Data Schedule

(b) Reports On Form 8-K

No reports of 8-K were filed on behalf of the Registrant during the quarter ended October 28, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant


Date: December 11, 2000                 /s/ Steven E. Nielsen
                                        -------------------------------------
                                        Steven E. Nielsen
                                        President and Chief Executive Officer


Date: December 11, 2000                 /s/ Richard L. Dunn
                                        -------------------------------------
                                        Richard L. Dunn
                                        Senior Vice President, Chief Financial
                                        Officer and Principal Accounting Officer