Form 10-Q
period 2001-01-27
DYCOM INDUSTRIES INC
filed 2001-03-13
CIK 67215

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

    (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended January 27, 2001

                                          OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ________to________

                          Commission file number 0-5423

                             DYCOM INDUSTRIES, INC.
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Florida                               59-1277135
-------------------------     -------------------------------------------------
(State of incorporation)             (IRS Employer Identification No.)


        4440 PGA Boulevard, Suite 500
         Palm Beach Gardens, Florida                              33410
-----------------------------------------------               --------------
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

                      Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding as of March 12, 2001

 Common Stock, par value $0.33 1/3                      42,496,991

                             DYCOM INDUSTRIES, INC.

                                      INDEX

                                                                             PAGE NO.
                                                                             --------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets-
           January 27, 2001 and July 29, 2000                                      3

         Condensed Consolidated Statements of
           Operations for the Three Months Ended
           January 27, 2001 and January 29, 2000                                   4

         Condensed Consolidated Statements of
           Operations for the Six Months Ended
           January 27, 2001 and January 29, 2000                                   5

         Condensed Consolidated Statements of
            Cash Flows for the Six Months Ended
            January 27, 2001 and January 29, 2000                                6-7

         Notes to Condensed Consolidated
            Financial Statements                                                8-16

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                          17-21

Item 3. Quantitative and Qualitative Disclosures
        about Market Risk                                                         21


PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                                 22

Item 4. Submission of Matters to a Vote of Security Holders                       22

Item 6. Exhibits and Reports on Form 8-K                                          22


SIGNATURES                                                                        23



DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                          JANUARY 27,        JULY 29,
                                                                             2001              2000
                                                                          ------------      ------------
CURRENT ASSETS:
Cash and equivalents                                                      $ 82,151,281      $105,701,950
Accounts receivable, net                                                   138,608,382       144,291,699
Costs and estimated earnings in excess of billings                          37,666,008        52,301,022
Deferred tax assets, net                                                     6,510,001         6,039,264
Inventories                                                                 11,857,261        14,563,649
Other current assets                                                         5,407,111         1,530,972
                                                                          ------------      ------------
Total current assets                                                       282,200,044       324,428,556
                                                                          ------------      ------------

PROPERTY AND EQUIPMENT, net                                                116,406,069       101,092,862
                                                                          ------------      ------------

OTHER ASSETS:
Intangible assets, net                                                     145,032,183        85,783,092
Other                                                                        2,892,643         2,695,084
                                                                          ------------      ------------
Total other assets                                                         147,924,826        88,478,176
                                                                          ------------      ------------
TOTAL                                                                     $546,530,939      $513,999,594
                                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                          $ 29,979,660      $ 42,922,557
Notes payable                                                                2,718,790         2,594,413
Billings in excess of costs and estimated earnings                           2,582,179             6,405
Accrued self-insured claims                                                  4,617,854         4,232,243
Income taxes payable                                                           521,080         5,916,000
Customer advances                                                           11,339,774        11,762,547
Other accrued liabilities                                                   37,186,165        47,324,948
                                                                          ------------      ------------
Total current liabilities                                                   88,945,502       114,759,113
                                                                          ------------      ------------

NOTES PAYABLE                                                                7,894,763         9,106,201
ACCRUED SELF-INSURED CLAIMS                                                  6,306,349         5,554,417
DEFERRED TAX LIABILITIES, net                                                4,843,621         4,256,781
OTHER LIABILITIES                                                            2,922,082         2,345,525
                                                                          ------------      ------------
Total liabilities                                                          110,912,317       136,022,037
                                                                          ------------      ------------

COMMITMENTS AND CONTINGENCIES, Note 9

STOCKHOLDERS' EQUITY:
Preferred stock, par value 1.00 per share:
       1,000,000 shares authorized: no shares issued and outstanding                --                --
Common stock, par value $.33 1/3 per share:
       150,000,000 shares authorized:  42,491,991 and 41,900,516
       shares issued and outstanding, respectively                          14,163,998        13,966,839
Additional paid-in capital                                                 244,327,870       221,593,083
Retained earnings                                                          177,126,754       142,417,635
                                                                          ------------      ------------
Total stockholders' equity                                                 435,618,622       377,977,557
                                                                          ------------      ------------

TOTAL                                                                     $546,530,939      $513,999,594
                                                                          ============      ============




See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                            FOR THE THREE MONTHS ENDED
                                                         ---------------------------------
                                                           JANUARY 27,        JANUARY 29,
                                                              2001                2000
                                                         -------------       -------------
Contract revenues earned                                 $ 195,765,314       $ 177,212,481
                                                         -------------       -------------

Expenses:
Costs of earned revenues, excluding depreciation           147,235,563         131,704,528
General and administrative                                  18,187,339          15,348,417
Depreciation and amortization                                9,851,659           7,417,534
                                                         -------------       -------------
Total                                                      175,274,561         154,470,479
                                                         -------------       -------------

Interest income, net                                         1,104,784             829,354
Other income, net                                              592,748             317,302
                                                         -------------       -------------

INCOME BEFORE INCOME TAXES                                  22,188,285          23,888,658
                                                         -------------       -------------

PROVISION FOR INCOME TAXES:
Current                                                      9,155,696           8,948,472
Deferred                                                       (58,500)            543,387
                                                         -------------       -------------
Total                                                        9,097,196           9,491,859
                                                         -------------       -------------

NET INCOME                                               $  13,091,089       $  14,396,799
                                                         =============       =============

EARNINGS PER COMMON SHARE:
Basic                                                    $        0.31       $        0.35
                                                         =============       =============

Diluted                                                  $        0.31       $        0.34
                                                         =============       =============

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:

Basic                                                       42,249,501          41,447,696
                                                         =============       =============

Diluted                                                     42,731,489          42,011,736
                                                         =============       =============






See notes to condensed consolidated financial statements--unaudited

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                            FOR THE SIX MONTHS ENDED
                                                         ------------------------------
                                                          JANUARY 27,      JANUARY 29,
                                                             2001              2000
                                                         ------------      ------------
Contract revenues earned                                 $430,455,735      $354,699,593
                                                         ------------      ------------

Expenses:
Costs of earned revenues, excluding depreciation          320,222,574       263,806,344
General and administrative                                 36,322,076        30,158,724
Depreciation and amortization                              18,984,984        14,908,416
                                                         ------------      ------------
Total                                                     375,529,634       308,873,484
                                                         ------------      ------------

Interest income, net                                        2,407,670         1,572,689
Other income, net                                             869,241           538,880
                                                         ------------      ------------

INCOME BEFORE INCOME TAXES                                 58,203,012        47,937,678
                                                         ------------      ------------

PROVISION FOR INCOME TAXES:
Current                                                    23,377,790        18,623,855
Deferred                                                      116,103           368,461
                                                         ------------      ------------
Total                                                      23,493,893        18,992,316
                                                         ------------      ------------

NET INCOME                                               $ 34,709,119      $ 28,945,362
                                                         ============      ============

EARNINGS PER COMMON SHARE:
Basic                                                    $       0.82      $       0.70
                                                         ============      ============

Diluted                                                  $       0.81      $       0.69
                                                         ============      ============

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:

Basic                                                      42,120,423        41,355,245
                                                         ============      ============

Diluted                                                    42,699,338        41,914,223
                                                         ============      ============








See notes to condensed consolidated financial statements--unaudited

DYCOM INDUSTRIES, INC.AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                            FOR THE SIX MONTHS ENDED
                                                                         ---------------------------------
                                                                          JANUARY 27,         JANUARY 29,
                                                                             2001                2000
                                                                         -------------       -------------

Increase (Decrease) in Cash and Equivalents from
OPERATING ACTIVITIES:
Net Income                                                               $  34,709,119       $  28,945,362
Adjustments to reconcile net cash provided by operating activities:
  Depreciation and amortization                                             18,984,984          14,908,416
  Gain on disposal of assets                                                  (410,922)           (275,983)
  Realized gain on marketable securities                                            --             (20,724)
  Deferred income taxes                                                        116,103             394,961
Change in assets and liabilities:
  Accounts receivable, net                                                  20,059,079            (677,588)
  Unbilled revenues, net                                                    23,306,481         (10,039,417)
  Other current assets                                                       2,837,322          (4,234,579)
  Other assets                                                                 129,141           3,776,971
  Accounts payable                                                         (13,884,206)          6,718,191
  Customer advances                                                           (422,773)         (5,574,190)
  Accrued self-insured claims and other liabilities                        (19,154,618)         (2,017,502)
  Accrued income taxes                                                      (1,691,929)         (1,601,659)
                                                                         -------------       -------------
Net cash inflow from operating activities                                   64,577,781          30,302,259
                                                                         -------------       -------------

INVESTING ACTIVITIES:
Capital expenditures                                                       (27,688,845)        (20,735,207)
Proceeds from sale of assets                                                   972,018           1,117,514
Acquisition expenditures, net of cash acquired                             (59,464,435)        (27,654,288)
                                                                         -------------       -------------
Net cash outflow from investing activities                                 (86,181,262)        (47,271,981)
                                                                         -------------       -------------

FINANCING ACTIVITIES:
Principal payments on notes payable and bank lines-of-credit                (4,035,655)         (2,030,262)
Exercise of stock options                                                    2,088,467           1,446,214
                                                                         -------------       -------------
Net cash outflow from financing activities                                  (1,947,188)           (584,048)
                                                                         -------------       -------------

NET CASH OUTFLOW FROM ALL ACTIVITIES                                       (23,550,669)        (17,553,770)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                105,701,950          97,995,283
                                                                         -------------       -------------

CASH AND EQUIVALENTS AT END OF PERIOD                                    $  82,151,281       $  80,441,513
                                                                         =============       =============



See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)


                                                                                        FOR THE SIX MONTHS ENDED
                                                                                --------------------------------------
                                                                                  JANUARY 27,           JANUARY 29,
                                                                                     2001                   2000
                                                                                ----------------       ---------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:

   Interest                                                                          $   505,945      $   562,087
   Income taxes                                                                       28,888,813       21,123,716

Property and equipment acquired and financed with:

   Notes payable                                                                     $   280,280      $        --

Income tax benefit from stock options exercised                                      $ 3,819,860      $ 1,065,402

During the six months ended January 27, 2001, the company acquired all of the capital stock of Cable Connectors, Inc., Schaumburg Enterprises, Inc., Point to
Point Communications, Inc. and Stevens Communications, Inc. at a cost of
$85.2 million. In conjunction with these acquisitions, assets acquired and liabilities assumed were as follows:

Fair market value of assets acquired, including goodwill                             $96,639,128
Consideration paid (including $17.0 million of common stock issued)                   85,235,895
                                                                                     -----------
Fair market value of liabilities assumed                                             $11,403,233
                                                                                     ===========

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

1.  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited

The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. ("Dycom" or the "Company") as of January 27, 2001 and July 29, 2000, and the related condensed consolidated statements of operations for the three and six months ended January 27, 2001 and January 29, 2000 and the condensed consolidated statements of cash flows for the six months ended January 27, 2001 and January 29, 2000 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and six months ended January 27, 2001 are not necessarily indicative of the results which may be expected for the entire year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The condensed consolidated financial statements are unaudited. These statements include Dycom Industries, Inc. and its subsidiaries, all of which are wholly owned.

During fiscal 2000, the Company acquired Lamberts' Cable Splicing Company ("LCS"), C-2 Utility Contractors, Inc. ("C-2"), and Artoff Construction Company, Inc. ("ACC"). During fiscal 2001, the Company acquired Cable Connectors, Inc. ("CAB"), Schaumburg Enterprises, Inc. ("SEI"), Point to Point Communications, Inc. ("PTP"), and Stevens Communications, Inc. ("SCI"). Each of these transactions was accounted for using the purchase method of accounting. The Company's results include the results of LCS, C-2, ACC, CAB, SEI, PTP, and SCI from their respective acquisition dates until January 27, 2001. On March 8, 2000, Niels Fugal Sons Company ("NFS") merged with the Company in an exchange of common stock. This transaction was accounted for as a pooling of interests. Accordingly, the Company's condensed consolidated financial statements include the results of NFS for all periods presented. See Note 4.

The Company's operations consist primarily of providing specialty contracting services to the telecommunications industries. All material intercompany accounts and transactions have been eliminated.

CHANGE IN FISCAL YEAR -- On September 29, 1999, the Company changed to a fiscal year with 52 or 53 week periods ending on the Saturday nearest July 31. This Quarterly Report presents financial information for the first and second quarters of fiscal 2001, beginning July 30, 2000 and ending January 27, 2001.

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

INVENTORIES -- Inventories consist primarily of materials and supplies used in the Company's business. The Company values these inventories using the first-in, first-out method. The Company periodically reviews the appropriateness of the carrying value of its inventories. The Company records a reserve for obsolescence if inventories are not expected to be used in the Company's normal course of business. No reserve has been recorded in the periods presented.

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

INTANGIBLE ASSETS -- The excess of the purchase price over the fair market value of the tangible net assets of acquired businesses (goodwill) is amortized on a straight-line basis over 20-40 years. The appropriateness of the carrying value of goodwill is reviewed periodically by the Company at the subsidiary level. An impairment loss is recognized when the projected future cash flows are less than the carrying value of goodwill. No impairment loss has been recognized in the periods presented. As of January 27, 2001 and July 29, 2000, net intangible assets include $144.7 million and $85.4 million of net goodwill, respectively.

Amortization expense was $2,601,123 and $1,799,275 for the six months ended January 27, 2001 and January 29, 2000. The intangible assets are net of accumulated amortization of $9,153,213 at January 27, 2001 and $6,552,090 at July 29, 2000, respectively.

SELF-INSURED CLAIMS LIABILITY -- The Company retains the risk, up to certain limits, for automobile and general liability, workers' compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the condensed consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $6,480,095 and $5,161,379 at January 27, 2001 and July 29, 2000, respectively. The determination of such claims and expenses and the appropriateness of the related liability is periodically reviewed and updated.

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

RECLASSIFICATION -- Certain prior year amounts have been reclassified in order to conform to current year presentation.

3.  COMPUTATION OF PER SHARE EARNINGS


The following is a reconciliation of the numerators and denominators of the basic and diluted per share computation as required by SFAS 128.

                                                             FOR THE THREE MONTHS ENDED
                                                             ----------------------------
                                                              JANUARY 27,     JANUARY 29,
                                                                2001             2000
                                                             -----------      -----------

Net income available to common stockholders (numerator)      $13,091,089      $14,396,799
                                                             ===========      ===========
Weighted-average number of common shares (denominator)        42,249,501       41,447,696
                                                             ===========      ===========
Earnings per common share-basic                              $      0.31      $      0.35
                                                             ===========      ===========

Weighted-average number of common shares                      42,249,501       41,447,696
Potential common stock arising from stock options                481,988          564,040
                                                             -----------      -----------
Total shares (denominator)                                    42,731,489       42,011,736
                                                             ===========      ===========
Earnings per common share-diluted                            $      0.31      $      0.34
                                                             ===========      ===========




                                                               FOR THE SIX MONTHS ENDED
                                                             ----------------------------
                                                             JANAURY 27,       JANUARY 29,
                                                                2001             2000
                                                             -----------      -----------

Net income available to common stockholders (numerator)      $34,709,119      $28,945,362
                                                             ===========      ===========
Weighted-average number of common shares (denominator)        42,120,423       41,355,245
                                                             ===========      ===========
Earnings per common share-basic                              $      0.82      $      0.70
                                                             ===========      ===========

Weighted-average number of common shares                      42,120,423       41,355,245
Potential common stock arising from stock options                578,915          558,978
                                                             -----------      -----------
Total shares (denominator)                                    42,699,338       41,914,223
                                                             ===========      ===========
Earnings per common share-diluted                            $      0.81      $      0.69
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

In October 2000, the Company acquired Cable Connectors, Inc. ("CAB") for $3.2 million in cash and 13,286 shares of Dycom common stock for an aggregate purchase price of $3.8 million before various transaction costs. In December 2000, the Company acquired Schaumburg Enterprises, Inc. ("SEI") for $3.0 million in cash and 15,518 shares of Dycom common stock for an aggregate purchase price of $3.6 million before various transaction costs. In December 2000, the Company acquired Point to Point Communications, Inc. ("PTP") for $52.2 million in cash and 312,312 shares of Dycom common stock for an aggregate purchase price of $65.3 million before various transaction costs. In January 2001, the Company acquired Stevens Communications, Inc. ("SCI") for $9.9 million in cash and 76,471 shares of Dycom common stock for an aggregate purchase price of $12.5 million before various transaction costs.

The Company has recorded the acquisitions of LCS, C-2, ACC, CAB, SEI, PTP, and SCI using the purchase method of accounting. All acquired goodwill associated with these acquisitions is being amortized over a period of 20 years. The operating results of LCS, C-2, ACC, CAB, SEI, PTP and SCI are included in the accompanying condensed consolidated financial statements from the date of purchase.

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisitions of LCS, C-2, ACC, CAB, SEI, PTP, and SCI had occurred on August 1, 1999:

                                   FOR THE SIX MONTHS ENDED
                                ------------------------------
                                JANUARY 27,         JANUARY 29,
                                   2001              2000
                                ------------      ------------

Total revenues                  $470,382,758      $399,742,714
Income before income taxes        66,335,068        53,004,692
Net income                        39,536,886        31,470,961

Earnings per share:
Basic                           $       0.93      $       0.75
Diluted                         $       0.92      $       0.74




On March 8, 2000, the Company consummated the acquisition of NFS. The Company issued 2,726,210 shares of common stock in exchange for all the outstanding capital stock of NFS. Located in Pleasant Grove, Utah, NFS's primary business is providing telecommunication construction services throughout the Western United States.

Dycom has accounted for the acquisition as a pooling-of-interests and, accordingly, the Company's historical condensed financial statements include the results of NFS for all periods presented.

Prior to the acquisition, NFS used a fiscal year ending January 31 and as of March 8, 2000 adopted Dycom's fiscal year. All periods presented reflect the adoption of such fiscal year end as of the beginning of the period. The combined and separate results of Dycom and NFS for the three and six month periods ending January 27, 2001 and January 29, 2000, respectively, are as follows:




                                       DYCOM                     NFS                  COMBINED
                                  ------------------       -----------------        --------------
Three month period ended
   January 27, 2001
        Total revenues              $195,765,314            $         --            $195,765,314
        Net income                  $ 13,091,089            $         --            $ 13,091,089

   January 29, 2000
        Total revenues              $158,381,266            $ 18,831,215            $177,212,481
        Net income                  $ 11,996,560            $  2,400,239            $ 14,396,799

Six month period ended
   January 27, 2001
        Total revenues              $430,455,735            $         --            $430,455,735
        Net income                  $ 34,709,119            $         --            $ 34,709,119

   January 29, 2000
        Total revenues              $319,285,541            $ 35,414,052            $354,699,593
        Net income                  $ 24,459,791            $  4,485,571            $ 28,945,362



In connection with each of the acquisitions referred to above the Company entered into employment contracts with certain executive officers of each of the acquired companies varying in length from three to six years.

5.  ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

                                                  JANUARY 27,             JULY 29,
                                                    2001                    2000
                                                ------------            ------------
Contract billings                               $128,150,927            $134,740,946
Retainage                                         12,228,662              11,835,425
Other receivables                                  2,258,979               1,835,560
                                                ------------            ------------
Total                                            142,638,568             148,411,931
Less allowance for doubtful accounts               4,030,186               4,120,232
                                                ------------            ------------
Accounts receivable, net                        $138,608,382            $144,291,699
                                                ============            ============

For the periods indicated, the allowance for doubtful accounts changed as follows:

                                                                        FOR THE THREE MONTHS ENDED
                                                                      --------------------------------
                                                                      JANUARY 27,         JANUARY 29,
                                                                          2001               2000
                                                                      -----------          -----------
Allowance for doubtful accounts at 10/28/2000 and 10/30/1999,
  respectively                                                        $ 4,388,689          $ 3,521,902
Allowance for doubtful account balances from acquisitions                 600,000                   --
Reductions charged against bad debt expense                              (215,002)             (31,212)
Amounts charged against the allowance, net of recoveries                 (743,501)             (67,071)
                                                                      -----------          -----------
Allowance for doubtful accounts                                       $ 4,030,186          $ 3,423,619
                                                                      ===========          ===========


                                                                          FOR THE SIX MONTHS ENDED
                                                                      --------------------------------
                                                                      JANUARY 27,         JANUARY 29,
                                                                          2001               2000
                                                                      -----------          -----------
Allowance for doubtful accounts at 7/29/2000 and 7/31/1999,
  respectively                                                        $ 4,120,232          $ 4,129,280
Allowance for doubtful account balances from acquisitions                 600,000                   --
Additions (Reductions) charged to (against) bad debt expense               63,310             (339,146)
Amounts charged against the allowance, net of recoveries                 (753,356)            (366,515)
                                                                      -----------          -----------
Allowance for doubtful accounts                                       $ 4,030,186          $ 3,423,619
                                                                      ===========          ===========


As of January 27, 2001 and July 29, 2000, the Company expected to collect all of its retainage balances within twelve months.

6.  COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS


The accompanying condensed consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

                                                              JANUARY 27,              JULY 29,
                                                                 2001                   2000
                                                              -----------            -----------
Costs incurred on contracts in progress                       $29,981,999            $48,037,774
Estimated earnings thereon                                      8,353,513             13,855,362
                                                              -----------            -----------
                                                               38,335,512             61,893,136
Less billings to date                                           3,251,683              9,598,519
                                                              -----------            -----------
                                                              $35,083,829            $52,294,617
                                                              ===========            ===========
Included in the accompanying consolidated balance
  sheets under the captions:

Costs and estimated earnings in excess of billings            $37,666,008            $52,301,022
Billings in excess of costs and estimated earnings              2,582,179                  6,405
                                                              -----------            -----------
                                                              $35,083,829            $52,294,617
                                                              ===========            ===========

As stated in Note 1, the Company performs services under short-term, unit based and long-term, percentage of completion contracts. The amounts presented above aggregate the effects of these two types of contracts.

7.  PROPERTY AND EQUIPMENT


The accompanying condensed consolidated balance sheets include the following property and equipment:

                                          JANUARY 27,              JULY 29,
                                             2001                    2000
                                         ------------            ------------

Land                                     $  3,410,467            $  3,373,037
Buildings                                   6,444,062               6,330,683
Leasehold improvements                      1,690,482               1,574,013
Vehicles                                  121,670,656             102,489,730
Equipment and machinery                    78,630,385              70,501,903
Furniture and fixtures                     11,558,813              10,401,809
                                         ------------            ------------
Total                                     223,404,865             194,671,175
Less accumulated depreciation             106,998,796              93,578,313
                                         ------------            ------------
Property and equipment, net              $116,406,069            $101,092,862
                                         ============            ============


Maintenance and repairs of property and equipment amounted to $2,985,974 and $2,690,101 for the three months ended January 27, 2001 and January 29, 2000, respectively. Maintenance and repairs of property and equipment amounted to $7,079,257 and $5,589,971 for the six months ended January 27, 2001 and January 29, 2000, respectively.

8.  NOTES PAYABLE


Notes payable are summarized by type of borrowings as follows:

                                              JANUARY 27,             JULY 29,
                                                 2001                   2000
                                             -----------            -----------

Bank Credit Agreement - Term Loan            $ 9,750,000            $10,750,000
Capital lease obligations                          9,690                    458
Equipment loans                                  853,863                950,156
                                             -----------            -----------
Total                                         10,613,553             11,700,614
Less current portion                           2,718,790              2,594,413
                                             -----------            -----------
Notes payable - non-current                  $ 7,894,763            $ 9,106,201
                                             ===========            ===========



On April 27, 1999, the Company signed an amendment to its bank credit agreement increasing the total facility to $175.3 million and extending the facility's maturity to April 2002. The agreement was further amended on December 12, 2000 to reduce the interest rates, eliminate the collateral requirement and streamline certain administrative covenants. The bank credit agreement provides for (i) a $17.5 million standby letter of credit facility, (ii) a $50.0 million revolving working capital facility; (iii) a $12.8 million five-year term loan, and (iv) a $95.0 million equipment acquisition and small business purchase facility. The Company is required to pay an annual non-utilization fee equal to 0.15% of the unused portion of the revolving working capital and the equipment acquisition and small business purchase facilities. In addition, the Company pays annual agent and facility commitment fees of $15,000 and $135,000, respectively.

The Company had total outstanding standby letters of credit of $14.0 million at January 27, 2001, substantially all of which are letters of credit issued to the Company's insurance administrators as part of its self-insurance program.

The revolving working capital facility bears interest, at the option of the Company, at the bank's prime interest rate minus 1.25% or LIBOR plus 1.125%. As of January 27, 2001, there was no outstanding balance on this facility resulting in an available borrowing capacity of $50.0 million.

The outstanding loans under the equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the bank's prime interest rate minus 0.875% or LIBOR plus 1.375%. The advances under the equipment acquisition and small business purchase facility are converted to term loans with maturities not to exceed 48 months. The outstanding principal on the equipment term loans is payable in monthly installments through February 2001. As of January 27, 2001, there was no outstanding balance on this facility resulting in an available borrowing capacity of $71.1 million. The available borrowing capacity on this nonrevolving facility has been reduced due to prior borrowings which have been repaid in full.

The Term Loan bears interest, at the option of the Company, at the bank's prime interest rate minus 0.625% or LIBOR plus 1.625%. Principal and interest is payable in semiannual installments through April 2004. The amount outstanding on the term loan was $9.8 million at January 27, 2001 and bore interest at the rate of 8.5%.

The bank credit agreement contains restrictions which, among other things, requires maintenance of certain financial ratios and covenants, restricts encumbrances of assets and creation of indebtedness, and limits the payment of cash dividends. Cash dividends are limited to 50% of each fiscal year's after-tax profits. No cash dividends were paid during the periods presented. At January 27, 2001, the Company was in compliance with all financial covenants and conditions.

All obligations under the amended credit agreement are unconditionally guaranteed by the Company's subsidiaries.

In addition to the borrowings under the bank credit agreement, certain subsidiaries have outstanding obligations under capital leases and other equipment financing arrangements. The obligations are payable in monthly installments expiring at various dates through April 2004.

Interest costs incurred on notes payable, all of which were expensed during the three months ended January 27, 2001 and January 29, 2000 were $218,141 and $256,961, respectively. Interest costs for the six months ended January 27, 2001 and January 29, 2000 were $480,299 and $465,728, respectively.

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

10.  SEGMENT INFORMATION


The Company operates in one reportable segment as a specialty contractor. The Company provides engineering, placement and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers, and cable television multiple system operators. Additionally, the Company provides similar services related to the installation of integrated voice, data, and video local and wide area networks within office buildings and similar structures and also provides underground locating services to various utilities and provides construction and maintenance services to electrical utilities. Each of these services is provided by various Company subsidiaries which provide management with monthly financial statements. All of the Company's subsidiaries have been aggregated into one reporting segment due to their similar customer bases, products and production methods, and distribution methods. The following table presents information regarding annual contract revenues by type of customer:

                                                                               FOR THE THREE MONTHS ENDED
                                                                          ------------------------------------
                                                                           JANUARY 27,             JANUARY 29,
                                                                               2001                    2000
                                                                          ------------            ------------
Telecommunications                                                        $183,291,798            $162,577,091
Electrical utilities                                                         3,691,257               6,437,056
Various customers - Utility line locating                                    8,782,259               8,198,334
                                                                          ------------            ------------
Total contract revenues                                                   $195,765,314            $177,212,481
                                                                          ============            ============




                                                                                 FOR THE SIX MONTHS ENDED
                                                                          ------------------------------------
                                                                            JANUARY 27,            JANUARY 29,
                                                                              2001                    2000
                                                                          ------------            ------------
Telecommunications                                                        $403,892,323            $321,895,917
Electrical utilities                                                         7,879,975              13,848,475
Various customers - Utility line locating                                   18,683,437              18,955,201
                                                                          ------------            ------------
Total contract revenues                                                   $430,455,735            $354,699,593
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

In March 2000, the Company acquired Niels Fugal Sons Company ("NFS") in a transaction accounted for as a pooling-of-interests. Due to the pooling-of-interest, the condensed consolidated financial statements and related notes, included elsewhere in this Form 10-Q, have been restated to include the operations of NFS for all periods presented.

Results Of Operations

The following table sets forth, as a percentage of contract revenues earned, certain items in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

                                                            FOR THE THREE MONTHS ENDED
                                                           ----------------------------
                                                           JANUARY 27,      JANUARY 29,
                                                               2001           2000
                                                           -----------      -----------
Contract revenues earned                                      100.0%            100.0%

Expenses:
  Cost of earned revenues, excluding depreciation              75.2              74.3
  General and administrative                                    9.3               8.7
  Depreciation and amortization                                 5.0               4.2
                                                             ------            ------
Total                                                          89.5              87.2

Interest income, net                                            0.6               0.5
Other income, net                                               0.3               0.2
                                                             ------            ------
Income before income taxes                                     11.4              13.5
                                                             ------            ------

Provision for income taxes                                      4.6               5.4
                                                             ------            ------

Net Income                                                      6.8%              8.1%
                                                             ======            ======


                                                             FOR THE SIX MONTHS ENDED
                                                           ------------------------------
                                                           JANUARY 27,       JANUARY 29,
                                                               2001              2000
                                                           -----------       ------------
Contract revenues earned                                      100.0%            100.0%

Expenses:
  Cost of earned revenues, excluding depreciation              74.4              74.4
  General and administrative                                    8.4               8.5
  Depreciation and amortization                                 4.4               4.2
                                                             ------            ------
Total                                                          87.2              87.1
                                                             ------            ------

Interest income, net                                            0.6               0.4
Other income, net                                               0.2               0.2
                                                             ------            ------
Income before income taxes                                     13.6              13.5
                                                             ------            ------

Provision for income taxes                                      5.5               5.4
                                                             ------            ------

Net Income                                                      8.1%              8.1%
                                                             ======            ======



REVENUES. Contract revenues increased $18.6 million, or 10.5%, to $195.8 million in the quarter ending January 27, 2001 from $177.2 million in the quarter ended January 29, 2000. Of this increase, $20.7 million was attributable to specialty contracting services provided to telecommunications companies, an increase of $0.6 million was attributable to underground utility locating services provided to various utilities, and a decrease of $2.7 million was attributable to construction and maintenance services provided to electrical utilities.

During the quarter ended January 27, 2001, the Company recognized $183.3 of contract revenues from telecommunications services as compared to $162.6 million for the quarter ended January 29, 2000, an increase of 12.7%. The increase in the Company's telecommunication's service revenue is primarily from acquisitions that were consummated subsequent to January 29, 2000 and acquisitions that were not included for the entire quarter ended January 29, 2000. Excluding the effect of these acquisitions the Company's revenues from telecommunications services grew by 2.9%. Results during the current quarter were impacted by lower than expected demand from several cable customers. The Company is unable to predict when demand from cable customers will pick up, but expects that this condition will continue throughout the following quarter. The Company recognized contract revenues of $3.7 million from electric construction and maintenance services in the quarter ended January 27, 2001 as compared to $6.4 million in the quarter ended January 29, 2000. The Company recognized contract revenues of $8.8 million from underground utility locating services in the quarter ended January 27, 2001 as compared to $8.2 million in the quarter ended January 29, 2000. Acquisitions subsequent to January 29, 2000 contributed $11.3 million of contract revenues during the quarter ended January 27, 2001, primarily in contract revenues from telecommunications services.

Contract revenues from multi-year master service agreements and other long-term agreements represented 78.8% of total contract revenues in the quarter ended January 27, 2001 as compared to 76.7% in the quarter ended January 29, 2000, of which contract revenues from multi-year master service agreements represented 49.8% of total contract revenues in the quarter ended January 27, 2001 as compared to 48.6% in the quarter ended January 29, 2000.

Contract revenues increased $75.8 million, or 21.4%, to $430.5 million in the six months ending January 27, 2001 from $354.7 million in the six months ended January 29, 2000. Of this increase, $82.0 million was attributable to specialty contracting services provided to telecommunications companies, a decrease of $0.3 million was attributable to underground utility locating services provided to various utilities, and a decrease of $5.9 million was attributable to construction and maintenance services provided to electrical utilities.

During the six months ended January 27, 2001, the Company recognized $403.9 of contract revenues from telecommunications services as compared to $321.9 million for the six months ended January 29, 2000. The increase in the Company's telecommunications service revenues primarily occurred during the first three months of the six-month period. Revenues for the second three months were up 2.9% from the prior year when the effects of acquisitions are removed. The Company recognized contract revenues of $7.9 million from electric construction and maintenance services in the six months ended January 27, 2001 as compared to

$13.8 million in the six months ended January 29, 2000. The Company recognized contract revenues of $18.7 million from underground utility locating services in the six months ended January 27, 2001 as compared to $19.0 million in the six months ended January 29, 2000. Acquisitions subsequent to January 29, 2000 contributed $15.2 million of contract revenues during the six months ended January 27, 2001, primarily in contract revenues from telecommunications services.

Contract revenues from multi-year master service agreements and other long-term agreements represented 75.1% of total contract revenues in the six months ended January 27, 2001 as compared to 76.3% in the six months ended January 29, 2000, of which contract revenues from multi-year master service agreements represented 45.7% of total contract revenues in the six months ended January 27, 2001 as compared to 46.0% in the six months ended January 29, 2000.

COSTS OF EARNED REVENUES. Costs of earned revenues increased $15.5 million to $147.2 million in the quarter ended January 27, 2001 from $131.7 million in the quarter ended January 29, 2000, and increased as a percentage of contract revenues to 75.2% from 74.3%. Direct labor and equipment costs increased slightly as a percentage of contract revenues while direct materials and subcontractor costs declined slightly as a percentage of contract revenues..

Costs of earned revenues increased $56.4 million to $320.2 million in the six months ended January 27, 2001 from $263.8 million in the six months ended January 29, 2000, and remained the same as a percentage of contract revenues at 74.4%. Direct labor and equipment costs declined slightly as a percentage of contract revenues as a result of improved productivity and the utilization of more modern equipment.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $2.8 million to $18.2 million in the quarter ended January 27, 2001 from $15.3 million in the quarter ended January 29, 2000. The increase in general and administrative expenses for the quarter ended January 27, 2001, as compared to the quarter ended January 29, 2000, was primarily attributable to increases in salaries, employee benefits, and payroll taxes of $2.6 million and other general and administrative expense of $0.4 million. General and administrative expenses increased as a percentage of contract revenues to 9.3% from 8.7% in the quarter ended January 27, 2001 as compared to the quarter ended January 29, 2000.

General and administrative expenses increased $6.1 million to $36.3 million in the six months ended January 27, 2001 from $30.2 million in the six months ended January 29, 2000. The increase in general and administrative expenses for the six months ended January 27, 2001, as compared to the six months ended January 29, 2000, was primarily attributable to increases in salaries, employee benefits, and payroll taxes of $4.8 million and other general and administrative expense of $0.9 million. General and administrative expenses decreased as a percentage of contract revenues to 8.4% from 8.5% in the six months ended January 27, 2001 as compared to the six months ended January 29, 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $2.5 million to $9.9 million in the quarter ending January 27, 2001 as compared to $7.4 million in the quarter ended January 29, 2000, and increased as a percentage of contract revenues to 5.0% from 4.2%. The $2.5 million increase reflects the depreciation of additional capital expenditures incurred in the ordinary course of business and amortization of goodwill related to acquisitions made in 2001 and 2000, respectively.

Depreciation and amortization increased $4.0 million to $19.0 million in the six months ending January 27, 2001 as compared to $15.0 million in the six months ended January 29, 2000, and increased as a percentage of contract revenues to 4.4% from 4.2%. The $4.0 million increase reflects the depreciation of additional capital expenditures incurred in the ordinary course of business and amortization of goodwill related to acquisitions made in 2001 and 2000, respectively.

INTEREST INCOME, NET. Interest income, net increased $0.3 million to $1.1 million in the quarter ended January 27, 2001 from $0.8 million in the quarter ended January 29, 2000. The increase was primarily due to increased cash and cash equivalents.

Interest income, net increased $0.8 million to $2.4 million in the six months ended January 27, 2001 from $1.6 million in the six months ended January 29, 2000. The increase was primarily due to increased cash and equivalents.

INCOME TAXES. The provision for income taxes was $9.1 million in the three months ended January 27, 2001 as compared to $9.5 million in the same period last year. The Company's effective tax rate was 41.0% in the three months ended January 27, 2001 as compared to 39.7% in the same period last year. The effective tax rate differs from the statutory rate due to state income taxes, the amortization of intangible assets that do not provide a tax benefit, and other non-deductible expenses for tax purposes.

The provision for income taxes was $23.5 million in the six months ended January 27, 2001 as compared to $19.0 million in the same period last year. The Company's effective tax rate was 40.4% in the six months ended January 27, 2001 as compared to 39.6% in the same period last year. The effective tax rate differs from the statutory rate due to state income taxes, the amortization of intangible assets that do not provide a tax benefit, and other non-deductible expenses for tax purposes.

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

For the six months ended January 27, 2001, net cash provided by operating activities was $64.6 million compared to $30.3 million for the six months ended January 29, 2000. Net income and non-cash charges are the primary sources of operating cash flow. Working capital items generated $11.2 million of operating cash flow for the six-month period ended January 27, 2001 principally through a decrease in accounts receivable, net and unbilled revenues, net offset by a decrease in accounts payable and other accrued liabilities.

In the six months ended January 27, 2001, net cash used in investing activities was $86.2 million as compared to $47.3 million for the same period last year. For the six months ended January 27, 2001, capital expenditures of $27.7 million were for the normal replacement of equipment and purchases for the start up of certain long-term contracts.

In the six months ended January 27, 2001, net cash utilized by financing activities was $1.9 million, which was primarily attributable to the proceeds from the exercise of stock options net of principal payments on long-term notes.

On April 27, 1999, the Company signed an amendment to its bank credit agreement increasing the total facility to $175.3 million and extending the facility's maturity to April 2002. The agreement was further amended on December 12, 2000 to reduce the interest rates, eliminate the collateral requirement and streamline certain administrative covenants. The bank credit agreement provides for (i) a $17.5 million standby letter of credit facility, (ii) a $50.0 million revolving working capital facility, (iii) a $12.8 million five-year term loan, and (iv) a $95.0 million equipment acquisition and small business purchase facility. The Company is required to pay an annual non-utilization fee equal to 0.15% of the unused portion of the revolving working capital and the equipment acquisition and small business purchase facilities. In addition, the Company pays annual agent and facility commitment fees of $15,000 and $135,000, respectively.

The Company had total outstanding standby letters of credit of $14.0 million at January 27, 2001, substantially all of which are letters of credit issued to the Company's insurance administrators as part of its self-insurance program.

The revolving working capital facility bears interest, at the option of the company, at the bank's prime interest rate minus 1.25% or LIBOR plus 1.125%. As of January 27, 2001, there was no outstanding balance on this facility resulting in an available borrowing capacity of $50.0 million.

The outstanding loans under the equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the bank's prime interest rate minus 0.875% or LIBOR plus 1.375%. The advances under the equipment acquisition and small business purchase facility are converted to term loans with maturities not to exceed 48 months. The outstanding principal on the equipment term loans is payable in quarterly installments through February 2001. There were no amounts outstanding on the equipment acquisition and small business purchase facility at January 27, 2001, resulting in an available borrowing capacity of $71.1 million. The available borrowing capacity on this nonrevolving facility has been reduced due to prior borrowings which have been repaid in full.

The Term Loan bears interest, at the option of the Company, at the bank's prime interest rate minus 0.625% or LIBOR plus 1.625%. Principal and interest is payable in semiannual installments through April 2004. The amount outstanding on the term loan was $9.8 million at January 27, 2001 and bore interest at the rate of 8.5%.

The bank credit agreement requires the Company to maintain certain financial covenants and conditions, as well as restricting the encumbrances of assets and the creation of additional indebtedness and limits the payment of cash dividends. No cash dividends were paid during the periods presented. At January 27, 2001, the Company was in compliance with all covenants and conditions under the credit agreement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no significant holdings of derivative financial or commodity instruments at January 27, 2001. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. At January 27, 2000, the Company assessed the potential effect of this risk and concluded that near-term changes in interest rates should not materially effect the Company's financial position, results of operations, or cash flows.

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


On December 18, 2000, the Company issued 15,518 and 312,312 shares, respectively, of the Company's common stock in connection with the acquisition of SEI and PTP. These shares were issued in a manner not involving a public offering and therefore did not require registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

On January 8, 2001, the Company issued 76,471 shares of the Company's common stock in connection with the acquisition of SCI. These shares were issued in a manner not involving a public offering and therefore did not require registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

An annual meeting of shareholders of the Company was held on November 28, 2000 to consider and take action on the election of two directors.

The Company's nominee, Mr. Steven E. Nielsen, was elected. Mr. Nielsen received 26,897,065 votes for and votes abstained totaled 8,597,532. The Company's nominee, Mr. Ronald P. Younkin, was elected. Mr. Younkin received 35,285,668 votes for and votes abstained totaled 208,929. The directors whose terms continue after the annual meeting are Messrs. Louis W. Adams, Jr., Thomas G. Baxter, and Joseph M. Shell.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits


Exhibits furnished pursuant to the requirements of Form 10-Q:

NUMBER            DESCRIPTION
------            -----------

(10) Amendment two to second amended and restated credit facility agreement dated as of April 27, 1999, dated December 12, 2000

(11) Statement re computation of per share earnings; All information required by Exhibit 11 is presented within Note 3 of the Company's condensed consolidated financial statements in accordance with the provisions of SFAS No. 128.


(b) Reports On Form 8-K


The following reports on Form 8-K were filed on behalf of the Registrant during the quarter ended January 27, 2001:

(i) The press release announcing the execution of a stock purchase agreement with the stockholders of Point to Point Communications, Inc.

                            Item Reported:  5


                            Date Filed:  November 30, 2000

(ii) The press release announcing the completion of the Point to Point Communications, Inc. acquisition.


                            Item Reported:  5


                            Date Filed:  December 21, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







DYCOM INDUSTRIES, INC.


Registrant




Date:  March 13, 2001                /s/ Steven E. Nielsen
                                     -----------------------------------------
                                     Steven E. Nielsen
                                     President and Chief Executive Officer

Date:  March 13, 2001                /s/ Richard L. Dunn
                                     -----------------------------------------
                                     Richard L. Dunn
                                     Senior Vice President, Chief Financial
                                     Officer and Principal Accounting Officer