Form 10-Q
period 2001-04-28
DYCOM INDUSTRIES INC
filed 2001-06-11
CIK 67215

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


       (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 28, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from           to
                                                 --------     --------

                          Commission File Number 0-5423

                             DYCOM INDUSTRIES, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Florida                                 59-1277135
 ----------------------------------------   ------------------------------------
         (State of incorporation)           (I.R.S. Employer Identification No.)


      4440 PGA Boulevard, Suite 500
       Palm Beach Gardens, Florida                           33410
 ----------------------------------------              ------------------
 (Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code (561) 627-7171
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   [X]           No    [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding as of June 8, 2001
   Common Stock, par value $0.33 1/3                     42,936,607

                             DYCOM INDUSTRIES, INC.

                                      INDEX

                                                                     Page No.
                                                                     --------
PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets-                           3
           April 28, 2001 and July 29, 2000

         Condensed Consolidated Statements of                             4
           Operations for the Three Months Ended
           April 28, 2001 and April 29, 2000

         Condensed Consolidated Statements of                             5
           Operations for the Nine Months Ended
           April 28, 2001 and April 29, 2000

         Condensed Consolidated Statements of                           6-7
           Cash Flows for the Nine Months Ended
           April 28, 2001 and April 29, 2000

         Notes to Condensed Consolidated                               8-16
           Financial Statements

     Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                17-21

     Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                               21

PART II. OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                  22
     Item 6.  Exhibits and Reports on Form 8-K                           22

SIGNATURES                                                               23

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                            April 28,             July 29,
                                                                              2001                  2000
                                                                          ------------          ------------
CURRENT ASSETS:
Cash and equivalents                                                      $107,038,804          $105,701,950
Accounts receivable, net                                                   122,710,100           144,291,699
Costs and estimated earnings in excess of billings                          45,398,530            52,301,022
Deferred tax assets, net                                                     7,036,482             6,039,264
Inventories                                                                  9,864,027            14,563,649
Other current assets                                                         6,665,853             1,530,972
                                                                          ------------          ------------
Total current assets                                                       298,713,796           324,428,556
                                                                          ------------          ------------

PROPERTY AND EQUIPMENT, net                                                116,171,478           101,092,862
                                                                          ------------          ------------

OTHER ASSETS:
Intangible assets, net                                                     156,088,631            85,783,092
Other                                                                        1,675,245             2,695,084
                                                                          ------------          ------------
Total other assets                                                         157,763,876            88,478,176
                                                                          ------------          ------------
TOTAL                                                                     $572,649,150          $513,999,594
                                                                          ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                          $ 27,907,880          $ 42,922,557
Notes payable                                                                2,473,084             2,594,413
Billings in excess of costs and estimated earnings                           1,116,837                 6,405
Accrued self-insured claims                                                  5,624,466             4,232,243
Income taxes payable                                                         7,529,894             5,916,000
Customer advances                                                           11,583,669            11,762,547
Other accrued liabilities                                                   39,328,444            47,324,948
                                                                          ------------          ------------
Total current liabilities                                                   95,564,274           114,759,113
                                                                          ------------          ------------

NOTES PAYABLE                                                                6,847,008             9,106,201
ACCRUED SELF-INSURED CLAIMS                                                  7,250,448             5,554,417
DEFERRED TAX LIABILITIES, net                                                5,676,428             4,256,781
OTHER LIABILITIES                                                            2,287,268             2,345,525
                                                                          ------------          ------------
Total liabilities                                                          117,625,426           136,022,037
                                                                          ------------          ------------

COMMITMENTS AND CONTINGENCIES, Note 9

STOCKHOLDERS' EQUITY:
Preferred stock, par value 1.00 per share:
   1,000,000 shares authorized: no shares issued and outstanding                    --                    --
Common stock, par value $.33 1/3 per share:
   150,000,000 shares authorized: 42,934,357 and 41,900,516
   shares issued and outstanding, respectively                              14,311,453            13,966,839
Additional paid-in capital                                                 250,527,851           221,593,083
Retained earnings                                                          190,184,420           142,417,635
                                                                          ------------          ------------
Total stockholders' equity                                                 455,023,724           377,977,557
                                                                          ------------          ------------

TOTAL                                                                     $572,649,150          $513,999,594
                                                                          ============          ============

See notes to condensed consolidated financial statements - unaudited

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                 For the Three Months Ended
                                                             -----------------------------------
                                                               April 28,              April 29,
                                                                  2001                  2000
                                                             ------------          -------------

Contract revenues earned                                     $201,610,942          $ 212,260,383
                                                             ------------          -------------

Expenses:
Costs of earned revenues, excluding depreciation              151,713,580            159,601,096
General and administrative                                     18,760,181             18,071,442
Depreciation and amortization                                  10,456,936              7,846,956
                                                             ------------          -------------
Total                                                         180,930,697            185,519,494
                                                             ------------          -------------

Interest income, net                                            1,124,225                907,557
Merger-related expenses                                                --             (2,364,284)
Other income, net                                                 942,427                431,789
                                                             ------------          -------------

INCOME BEFORE INCOME TAXES                                     22,746,897             25,715,951
                                                             ------------          -------------

PROVISION FOR INCOME TAXES:
Current                                                         9,642,515             11,456,615
Deferred                                                           46,716               (237,117)
                                                             ------------          -------------
Total                                                           9,689,231             11,219,498
                                                             ------------          -------------

NET INCOME                                                   $ 13,057,666          $  14,496,453
                                                             ============          =============

EARNINGS PER COMMON SHARE:
Basic                                                        $       0.31          $        0.35
                                                             ============          =============

Diluted                                                      $       0.31          $        0.34
                                                             ============          =============

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:

Basic                                                          42,592,484             41,738,741
                                                             ============          =============

Diluted                                                        42,700,926             42,579,451
                                                             ============          =============


See notes to condensed consolidated financial statements - unaudited

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                 For the Nine Months Ended
                                                             ----------------------------------
                                                               April 28,              April 29,
                                                                  2001                  2000
                                                             ------------          -------------
Contract revenues earned                                     $632,066,677          $ 566,959,976
                                                             ------------          -------------
Expenses:
Costs of earned revenues, excluding depreciation              471,936,154            423,407,440
General and administrative                                     55,082,257             48,230,166
Depreciation and amortization                                  29,441,920             22,755,372
                                                             ------------          -------------
Total                                                         556,460,331            494,392,978
                                                             ------------          -------------

Interest income, net                                            3,531,895              2,479,753
Merger-related expenses                                                --             (2,364,284)
Other income, net                                               1,811,668                971,162
                                                             ------------          -------------

INCOME BEFORE INCOME TAXES                                     80,949,909             73,653,629
                                                             ------------          -------------

PROVISION FOR INCOME TAXES:
Current                                                        33,020,305             30,080,470
Deferred                                                          162,819                131,344
                                                             ------------          -------------
Total                                                          33,183,124             30,211,814
                                                             ------------          -------------

NET INCOME                                                   $ 47,766,785          $  43,441,815
                                                             ============          =============

EARNINGS PER COMMON SHARE:
Basic                                                        $       1.13          $        1.05
                                                             ============          =============

Diluted                                                      $       1.12          $        1.03
                                                             ============          =============

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:

Basic                                                          42,277,784             41,483,255
                                                             ============          =============

Diluted                                                        42,688,434             42,175,372
                                                             ============          =============


See notes to condensed consolidated financial statements - unaudited

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                  For the Nine Months Ended
                                                                             ------------------------------------
                                                                                April 28,              April 29,
                                                                                  2001                   2000
                                                                             -------------           ------------

Increase (Decrease) in Cash and Equivalents from
OPERATING ACTIVITIES:
Net Income                                                                   $  47,766,785           $ 43,441,815
Adjustments to reconcile net cash provided by operating activities:
  Depreciation and amortization                                                 29,441,920             22,755,372
  Gain on disposal of assets                                                      (917,012)              (625,860)
  Realized gain on marketable securities                                                --                (20,724)
  Deferred income taxes                                                            162,819                131,344
Change in assets and liabilities:
  Accounts receivable, net                                                      39,605,980            (20,586,722)
  Unbilled revenues, net                                                        14,108,617            (20,378,887)
  Other current assets                                                           3,838,461             (2,965,122)
  Other assets                                                                   1,346,539              4,236,342
  Accounts payable                                                             (16,103,566)            11,725,569
  Customer advances                                                               (178,878)            (9,439,353)
  Accrued self-insured claims and other liabilities                            (16,407,808)             8,883,957
  Accrued income taxes                                                           5,316,885             (1,121,416)
                                                                             -------------           ------------
Net cash inflow from operating activities                                      107,980,742             36,036,315
                                                                             -------------           ------------

INVESTING ACTIVITIES:
Capital expenditures                                                           (35,333,984)           (32,796,303)
Proceeds from sale of assets                                                     2,398,753              2,198,638
Acquisition expenditures, net of cash acquired                                 (70,592,336)           (29,619,779)
                                                                             -------------           ------------
Net cash outflow from investing activities                                    (103,527,567)           (60,217,444)
                                                                             -------------           ------------

FINANCING ACTIVITIES:
Principal payments on notes payable and bank lines-of-credit                    (5,329,116)            (2,266,617)
Exercise of stock options                                                        2,212,795              2,492,098
                                                                             -------------           ------------
Net cash inflow (outflow) from financing activities                             (3,116,321)               225,481
                                                                             -------------           ------------

NET CASH INFLOW (OUTFLOW) FROM ALL ACTIVITIES                                    1,336,854            (23,955,648)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                    105,701,950             97,995,283
                                                                             -------------           ------------

CASH AND EQUIVALENTS AT END OF PERIOD                                        $ 107,038,804           $ 74,039,635
                                                                             =============           ============


See notes to condensed consolidated financial statements - unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

                                                                                                   For the Nine Months Ended
                                                                                               ---------------------------------
                                                                                                April 28,            April 29,
                                                                                                  2001                  2000
                                                                                               -----------          ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
   Interest                                                                                    $    726,725         $    705,587
   Income taxes                                                                                  31,569,230           32,398,632

Property and equipment acquired and financed with:
   Notes payable                                                                                    280,280                    -

Income tax benefit from stock options exercised                                                $  3,819,860         $  1,065,402

During the nine months ended April 28, 2001, the company acquired all of the capital stock of Cable Connectors, Inc., Schaumburg Enterprises, Inc., Point to
Point Communications, Inc., Stevens Communications, Inc., and Nichols Holding, Inc.
at a cost of $102.9 million.  In conjunction with these acquisitions, assets acquired and liabilities assumed were as follows:

 Fair market value of assets acquired, including goodwill                                      $119,480,455
 Consideration paid (including $23.2 million of common stock issued)                            102,850,503
                                                                                               ------------
 Fair market value of liabilities assumed                                                      $ 16,629,952
                                                                                               ============



During the nine months ended April 29, 2000, the company acquired all of the capital stock of Lamberts' Cable Splicing Company, C-2 Utility Contractors, Inc.,
Artoff Construction Company, Inc., and K.H. Smith Communications, Inc.
at a cost of $41.9 million. In conjunction with these acquisitions, assets acquired and liabilities assumed were as follows:

Fair market value of assets acquired, including goodwill                                                            $ 44,660,499
Consideration paid (including $10.7 million of common stock issued)                                                   41,948,181
                                                                                                                    ------------
Fair market value of liabilities assumed                                                                            $  2,712,318
                                                                                                                    ============

See notes to condensed consolidated financial statements - unaudited.

1.       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. ("Dycom" or the "Company") as of April 28, 2001 and July 29, 2000, and the related condensed consolidated statements of operations for the three and nine months ended April 28, 2001 and April 29, 2000 and the condensed consolidated statements of cash flows for the nine months ended April 28, 2001 and April 29, 2000 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and nine months ended April 28, 2001 are not necessarily indicative of the results which may be expected for the entire year.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The condensed consolidated financial statements are unaudited. These statements include Dycom Industries, Inc. and its subsidiaries, all of which are wholly owned.

During fiscal 2000, the Company acquired Lamberts' Cable Splicing Company ("LCS"), C-2 Utility Contractors, Inc. ("C-2"), Artoff Construction Company, Inc. ("ACC"), and K.H. Smith Communications, Inc. ("KHS"). During fiscal 2001, the Company acquired Cable Connectors, Inc. ("CAB"), Schaumburg Enterprises, Inc. ("SEI"), Point to Point Communications, Inc. ("PTP"), Stevens Communications, Inc. ("SCI"), and Nichols Holding, Inc. ("NHI"). Each of these transactions was accounted for using the purchase method of accounting. The Company's results include the results of each of these acquired companies from their respective acquisition dates until April 28, 2001.

On March 8, 2000, Niels Fugal Sons Company ("NFS") merged with the Company in an exchange of common stock. This transaction was accounted for as a pooling-of-interests. Accordingly, the Company's condensed consolidated financial statements include the results of NFS for all periods presented. See
Note 4.

The Company's operations consist primarily of providing specialty contracting services to the telecommunications industries. All material intercompany accounts and transactions have been eliminated.

CHANGE IN FISCAL YEAR - On September 29, 1999, the Company changed to a fiscal year with 52 or 53 week periods ending on the Saturday nearest July 31. This Quarterly Report presents financial information for the first, second, and third quarters of fiscal 2001, beginning July 30, 2000 and ending April 28, 2001.

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

"Costs and estimated earnings in excess of billing" represents the excess of contract revenues recognized under the percentage-of-completion method of accounting for long-term contracts and work-in-process on unit contracts over billings to date. For those contracts in which billings exceed contract revenues recognized to date, such excesses are included in the caption "billings in excess of costs and estimated earnings."

CASH AND EQUIVALENTS - Cash and equivalents include cash balances on deposit in banks, overnight repurchase agreements, certificates of deposit, commercial paper, and various other financial instruments having an original maturity of three months or less. For purposes of the condensed consolidated statements of cash flows, the Company considers these amounts to be cash equivalents.

INVENTORIES - Inventories consist primarily of materials and supplies used in the Company's business. The Company values these inventories using the first-in, first-out method. The Company periodically reviews the appropriateness of the carrying value of its inventories. The Company records a reserve for obsolescence if inventories are not expected to be used in the Company's normal course of business. No reserve has been recorded in the periods presented.

PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation is computed over the estimated useful life of the assets utilizing the straight-line method. The estimated useful service lives of the assets are: buildings - 20-31 years; leasehold improvements -- the term of the respective lease or the estimated useful life of the improvements, whichever is shorter; vehicles -- 3-7 years; equipment and machinery -- 2-10 years; and furniture and fixtures -- 3-10 years. Maintenance and repairs are expensed as incurred; expenditures that enhance the value of the property or extend its useful life are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

INTANGIBLE ASSETS - The excess of the purchase price over the fair market value of the tangible net assets of acquired businesses (goodwill) is amortized on a straight-line basis over 20-40 years. The appropriateness of the carrying value of goodwill is reviewed periodically by the Company at the subsidiary level. An impairment loss is recognized when the projected future cash flows are less than the carrying value of goodwill. No impairment loss has been recognized in the periods presented. As of April 28, 2001 and July 29, 2000, net intangible assets include $155.8 million and $85.4 million of net goodwill, respectively.

Amortization expense was $1,953,752 and $1,144,107 for the three months ended April 28, 2001 and April 29, 2000, respectively, and $4,554,875 and $2,943,382 for the nine months ended April 28, 2001 and April 29, 2000, respectively. The intangible assets are net of accumulated amortization of $11,106,965 at April 28, 2001 and $6,552,090 at July 29, 2000, respectively.

SELF-INSURED CLAIMS LIABILITY - The Company retains the risk, up to certain limits, for automobile and general liability, worker's compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the condensed consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $7,538,991 and $5,161,379 at April 28, 2001 and July 29, 2000, respectively. The determination of such claims and expenses and the appropriateness of the related liability is periodically reviewed and updated.

CUSTOMER ADVANCES - Under the terms of certain contracts, the Company receives advances from customers that may be offset against future billings by the Company. The Company has recorded these advances as liabilities and has not recognized any revenue for these advances.

INCOME TAXES - The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

PER SHARE DATA - Earnings per common share-basic is computed using the weighted-average common shares outstanding during the period. Earnings per common share-diluted is computed using the weighted-average common shares outstanding during the period and the dilutive effect of common stock options, using the treasury stock method. See Note 3.

STOCK SPLITS - On January 20, 2000, the Board of Directors declared a 3-for-2 split of the Company's common stock, effected in the form of a stock dividend paid on February 16, 2000 to stockholders of record on February 2, 2000. All agreements concerning stock options provide for the issuance of additional shares due to the declaration of the stock split. An amount equal to the par value of the common shares issued plus cash paid in lieu of fractional shares was transferred from capital in excess of par value to the common stock amount. All references to number of shares and to per share information have been adjusted to reflect the stock split on a retroactive basis.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for the accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 did not have a material impact on the financial statements of the Company.

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

RECLASSIFICATION - Certain prior year amounts have been reclassified in order to conform to current year presentation.

3.       COMPUTATION OF PER SHARE EARNINGS

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computation as required by SFAS 128.

                                                                    For the Three Months Ended
                                                                 --------------------------------
                                                                  April 28,             April 29,
                                                                     2001                 2000
                                                                 -----------          -----------

Net income available to common stockholders (numerator)          $13,057,666          $14,496,453
                                                                 ===========          ===========
Weighted-average number of common shares (denominator)            42,592,484           41,738,741
                                                                 ===========          ===========
Earnings per common share-basic                                  $      0.31          $      0.35
                                                                 ===========          ===========

Weighted-average number of common shares                          42,592,484           41,738,741
Potential common stock arising from stock options                    108,442              840,710
                                                                 -----------          -----------
Total shares (denominator)                                        42,700,926           42,579,451
                                                                 ===========          ===========
Earnings per common share-diluted                                $      0.31          $      0.34
                                                                 ===========          ===========



                                                                     For the Nine Months Ended
                                                                 --------------------------------
                                                                  April 28,            April 29,
                                                                     2001                 2000
                                                                 -----------          -----------

Net income available to common stockholders (numerator)          $47,766,785          $43,441,815
                                                                 ===========          ===========
Weighted-average number of common shares (denominator)            42,277,784           41,483,255
                                                                 ===========          ===========
Earnings per common share-basic                                  $      1.13          $      1.05
                                                                 ===========          ===========

Weighted-average number of common shares                          42,277,784           41,483,255
Potential common stock arising from stock options                    410,650              692,117
                                                                 -----------          -----------
Total shares (denominator)                                        42,688,434           42,175,372
                                                                 ===========          ===========
Earnings per common share-diluted                                $      1.12          $      1.03
                                                                 ===========          ===========

4.       ACQUISITIONS

In August 1999, the Company acquired Lamberts' Cable Splicing Company ("LCS") for $10.0 million in cash and 73,309 shares of Dycom common stock for an aggregate purchase price of $12.4 million before various transaction costs. Located in Rocky Mount, North Carolina, LCS's primary business is the construction and maintenance of telecommunications systems under master service agreements. In January 2000, the Company acquired C-2 Utility Contractors, Inc. ("C-2") for $18.0 million in cash and 247,555 shares of Dycom common stock for an aggregate purchase price of $25.2 million before various transaction costs and Artoff Construction Company, Inc. ("ACC") for $2.2 million in cash and 30,081 shares of Dycom common stock for an aggregate purchase price of $3.0 million before various transaction costs. Located in Eugene, Oregon, C-2's primary business is the construction and maintenance of telecommunications systems under master service agreements. Located in Gold Hill, Oregon, ACC's primary business is the construction and maintenance of telecommunications systems.

In October 2000, the Company acquired Cable Connectors, Inc. ("CAB") for $3.2 million in cash and 13,286 shares of Dycom common stock for an aggregate purchase price of $3.8 million before various transaction costs. In December 2000, the Company acquired Schaumburg Enterprises, Inc. ("SEI") for $3.0 million in cash and 15,518 shares of Dycom common stock for an aggregate purchase price of $3.6 million before various transaction costs. In December 2000, the Company acquired Point to Point Communications, Inc. ("PTP") for $52.2 million in cash and 312,312 shares of Dycom common stock for an aggregate purchase price of $65.3 million before various transaction costs. In January 2001, the Company acquired Stevens Communications, Inc. ("SCI") for $9.9 million in cash and 76,471 shares of Dycom common stock for an aggregate purchase price of $12.5 million before various transaction costs. In April 2001, the Company acquired Nichols Holding, Inc. ("NHI") for $11.4 million in cash and 437,016 shares of Dycom common stock for an aggregate purchase price of $17.6 million before various transaction costs.

The Company has recorded the acquisitions of LCS, C-2, ACC, CAB, SEI, PTP, SCI and NHI using the purchase method of accounting. All acquired goodwill associated with these acquisitions is being amortized over a period of 20 years. The operating results of LCS, C-2, ACC, CAB, SEI, PTP, SCI and NHI are included in the accompanying condensed consolidated financial statements from the date of purchase.

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisitions of LCS, C-2, ACC, CAB, SEI, PTP, SCI and NHI had occurred on August 1, 1999:

                                         For the Nine Months Ended
                                    ----------------------------------
                                      April 28,             April 29,
                                        2001                  2000
                                    ------------          ------------

Total revenues                      $686,897,223          $642,747,117
Income before income taxes            92,284,273            81,643,664
Net income                            54,515,936            48,206,257

Earnings per share:
Basic                               $       1.26          $       1.13
Diluted                             $       1.25          $       1.11

On March 8, 2000, the Company acquired NFS. The Company issued 2,726,210 shares of common stock in exchange for all the outstanding capital stock of NFS. Located in Pleasant Grove, Utah, NFS's primary business is providing telecommunication construction services throughout the Western United States.

Dycom has accounted for the acquisition as a pooling-of-interests and, accordingly, the Company's historical condensed financial statements include the results of NFS for all periods presented.

Prior to the acquisition, NFS used a fiscal year ending January 31 and as of March 8, 2000 adopted Dycom's fiscal year. All periods presented reflect the adoption of such fiscal year end as of the beginning of the period. The combined and separate results of Dycom and NFS for the three and nine month periods ended April 28, 2001 and April 29, 2000, respectively, are as follows:


                                      Dycom                 NFS                Combined
                                  ------------          -----------          ------------
Three month period ended
   April 28, 2001
        Total revenues            $201,610,942          $        --          $201,610,942
        Net income                $ 13,057,666          $        --          $ 13,057,666

   April 29, 2000
        Total revenues            $193,564,041          $18,696,342          $212,260,383
        Net income                $ 12,434,970          $ 2,061,483          $ 14,496,453

Nine month period ended
   April 28, 2001
        Total revenues            $632,066,677          $        --          $632,066,677
        Net income                $ 47,766,785          $        --          $ 47,766,785

   April 29, 2000
        Total revenues            $512,849,582          $54,110,394          $566,959,976
        Net income                $ 36,894,761          $ 6,547,054          $ 43,441,815

In connection with each of the acquisitions referred to above, the Company entered into employment contracts with certain executive officers of each of the acquired companies varying in length from three to six years.

5.       ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                               April 28,               July 29,
                                                 2001                    2000
                                              ------------          ------------
Contract billings                             $112,229,558          $134,740,946
Retainage                                       11,431,035            11,835,425
Other receivables                                2,540,005             1,835,560
                                              ------------          ------------
Total                                          126,200,598           148,411,931
Less allowance for doubtful accounts             3,490,498             4,120,232
                                              ------------          ------------
Accounts receivable, net                      $122,710,100          $144,291,699
                                              ============          ============


For the periods indicated, the allowance for doubtful accounts changed as follows:

                                                                                      For the Three Months Ended
                                                                                  ---------------------------------
                                                                                   April 28,             April 29,
                                                                                     2001                  2000
                                                                                  -----------           -----------
Allowance for doubtful accounts at 1/27/2001 and 1/29/2000, respectively          $ 4,030,186           $ 3,423,619
Allowance for doubtful account balances from acquisitions                                  --                    --
Additions (Reductions) charged to (against) bad debt expense                         (109,481)            1,296,208
Amounts charged against the allowance, net of recoveries                             (430,207)              (13,911)
                                                                                  -----------           -----------
Allowance for doubtful accounts                                                   $ 3,490,498           $ 4,705,916
                                                                                  ===========           ===========

                                                                                     For the Nine Months Ended
                                                                                  ---------------------------------
                                                                                   April 28,             April 29,
                                                                                     2001                   2000
                                                                                  -----------           -----------
Allowance for doubtful accounts at 7/29/2000 and 7/31/1999, respectively          $ 4,120,232           $ 4,129,280
Allowance for doubtful account balances from acquisitions                             600,000                    --
Additions (Reductions) charged to (against) bad debt expense                          (46,171)              957,062
Amounts charged against the allowance, net of recoveries                           (1,183,563)             (380,426)
                                                                                  -----------           -----------
Allowance for doubtful accounts                                                   $ 3,490,498           $ 4,705,916
                                                                                  ===========           ===========

As of April 28, 2001 and July 29, 2000, the Company expected to collect all of its retainage balances within twelve months.

6.       COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying condensed consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

                                                             April 28,            July 29,
                                                                2001                2000
                                                            -----------          -----------
Costs incurred on contracts in progress                     $35,174,072          $48,037,774
Estimated earnings thereon                                   11,256,497           13,855,362
                                                            -----------          -----------
                                                             46,430,569           61,893,136
Less billings to date                                         2,148,876            9,598,519
                                                            -----------          -----------
                                                            $44,281,693          $52,294,617
                                                            ===========          ===========

Included in the accompanying consolidated
 balance sheets under the captions:
Costs and estimated earnings in excess of billings          $45,398,530          $52,301,022
Billings in excess of costs and estimated earnings            1,116,837                6,405
                                                            -----------          -----------
                                                            $44,281,693          $52,294,617
                                                            ===========          ===========

As stated in Note 2, the Company performs services under short-term, unit based and long-term, percentage-of-completion contracts. The amounts presented above aggregate the effects of these two types of contracts.

7.       PROPERTY AND EQUIPMENT

The accompanying condensed consolidated balance sheets include the following property and equipment:

                                         April 28,              July 29,
                                           2001                  2000
                                       ------------          ------------

Land                                   $  3,410,467          $  3,373,037
Buildings                                 6,471,496             6,330,683
Leasehold improvements                    1,781,344             1,574,013
Vehicles                                118,091,371           102,489,730
Equipment and machinery                  82,749,599            70,501,903
Furniture and fixtures                   13,251,325            10,401,809
                                       ------------          ------------
Total                                   225,755,602           194,671,175
Less accumulated depreciation           109,584,124            93,578,313
                                       ------------          ------------
Property and equipment, net            $116,171,478          $101,092,862
                                       ============          ============

Maintenance and repairs of property and equipment amounted to $2,839,420 and $3,445,748 for the three months ended April 28, 2001 and April 29, 2000, respectively. Maintenance and repairs of property and equipment amounted to $9,918,677 and $8,679,774 for the nine months ended April 28, 2001 and April 29, 2000, respectively.

8.       NOTES PAYABLE

Notes payable are summarized by type of borrowings as follows:

                                            April 28,            July 29,
                                              2001                 2000
                                           ----------          -----------
Bank Credit Agreement - Term Loan          $8,750,000          $10,750,000
Capital lease obligations                       8,719                  458
Equipment loans                               561,373              950,156
                                           ----------          -----------
Total                                       9,320,092           11,700,614
Less current portion                        2,473,084            2,594,413
                                           ----------          -----------
Notes payable - non-current                $6,847,008          $ 9,106,201
                                           ==========          ===========

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

The Company had total outstanding standby letters of credit of $14.0 million at April 28, 2001, substantially all of which are letters of credit issued to the Company's insurance administrators as part of its self-insurance program.

The revolving working capital facility bears interest, at the option of the Company, at the bank's prime interest rate minus 1.25% or LIBOR plus 1.125%. As of April 28, 2001, there was no outstanding balance on this facility, resulting in an available borrowing capacity of $50.0 million.

The outstanding loans under the equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the bank's prime interest rate minus 0.875% or LIBOR plus 1.375%. The advances under the equipment acquisition and small business purchase facility are converted to term loans with maturities not to exceed 48 months. The outstanding principal on the equipment term loans is payable in monthly installments through May 2003. As of April 28, 2001, there was no outstanding balance on this facility resulting in an available borrowing capacity of $71.1 million. The available borrowing capacity on this nonrevolving facility has been reduced due to prior borrowings which have been repaid in full.

The term loan bears interest, at the option of the Company, at the bank's prime interest rate minus 0.625% or LIBOR plus 1.625%. Principal and interest is payable in semiannual installments through April 2004. The amount outstanding on the term loan was $8.8 million at April 28, 2001 and bore interest at the rate of 8.5%.

The bank credit agreement contains restrictions which, among other things, requires maintenance of certain financial ratios and covenants, restricts encumbrances of assets and creation of indebtedness, and limits the payment of cash dividends. Cash dividends are limited to 50% of each fiscal year's after-tax profits. No cash dividends were paid during the periods presented. At April 28, 2001, the Company was in compliance with all covenants and conditions.

All obligations under the amended credit agreement are unconditionally guaranteed by the Company's subsidiaries.

In addition to the borrowings under the bank credit agreement, certain subsidiaries have outstanding obligations under capital leases and other equipment financing arrangements. The obligations are payable in monthly installments expiring at various dates through April 2005.

Interest costs incurred on notes payable, all of which were expensed during the three months ended April 28, 2001 and April 29, 2000, were $208,667 and $309,868, respectively. Interest costs for the nine months ended April 28, 2001 and April 29, 2000 were $688,966 and $775,596, respectively.

The interest rates on notes payable under the bank credit agreement are at current rates and, therefore, the carrying amount approximates fair value.

9.       COMMITMENTS AND CONTINGENCIES

The federal employment tax returns for one of the Company's subsidiaries are currently being audited by the Internal Revenue Service ("IRS"). As a result of the audit, the Company received an examination report from the IRS in October 1999 proposing a $6.1 million tax deficiency. At issue, according to the examination report, is the taxpayer's payment of certain employee allowances for the years 1995 through 1997 without reporting such payment as wages on its employees' W-2 forms. The Company intends to vigorously defend its position on this matter and believes it has a number of legal defenses available to it, which could reduce the proposed tax deficiency, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its consolidated financial statements.

In the normal course of business, certain subsidiaries of the Company have pending and unasserted claims. It is the opinion of the Company's management, based on the information available at this time, that these claims will not have a material adverse impact on the Company's consolidated financial statements.

In the normal course of business, the Company enters into employment agreements with certain members of the Company's executive management. It is the opinion of the Company's management, based on the information available at this time, that these agreements will not have a material adverse impact on the Company's consolidated financial statements.

10.      SHAREHOLDERS' RIGHTS PLAN

On April 4, 2001, the Board of Directors of the Company adopted a shareholders' rights plan (the "Rights Plan") pursuant to which a dividend consisting of one preferred stock purchase right (a "Right") was distributed for each outstanding share of the Company's common stock. The dividend was payable to the shareholders of record on April 14, 2001. Each Right entitles the holder to purchase from the Company one ten-thousandth of a share of Series A preferred stock at a price of $95.00, subject to adjustment. The rights become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock or commences a tender or exchange offer which would result in a person or group beneficially owning 15% or more of the Company's outstanding common stock. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering fair value to the Company's stockholder. When exercisable, the Rights would entitle the holders (other than the acquirer) to purchase, at the Right's then-current exercise price, units of the Company's Series A preferred stock having a market value equal to twice the then-current exercise price. A complete description of the Rights Plan is set forth in the Current Report on Form 8-K of the Company filed on April 4, 2001.

The Board of Directors, pursuant to the terms of the previously existing shareholders' rights plan, declared the rights issued thereunder to be null and void on April 14, 2001. The existing plan was scheduled to expire on June 1, 2002.

11.       SEGMENT INFORMATION

The Company operates in one reportable segment as a specialty contractor. The Company provides engineering, placement and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers and cable television multiple system operators. Additionally, the Company provides similar services related to the installation of integrated voice, data, and video local and wide area networks within office buildings and similar structures, and also provides underground locating services to various utilities and provides construction and maintenance services to electrical utilities. Each of these services is provided by various Company subsidiaries, which provide management with monthly financial statements. All of the Company's subsidiaries have been aggregated into one reporting segment due to their similar customer bases, products and production methods, and distribution methods. The following table presents information regarding annual contract revenues by type of customer:

                                                       For the Three Months Ended
                                                   ----------------------------------
                                                    April 28,              April 29,
                                                       2001                  2000
                                                   ------------          ------------
Telecommunications                                 $184,095,698          $197,399,270
Electrical utilities                                  3,551,187             5,261,919
Various customers - Utility line locating            13,964,057             9,599,194
                                                   ------------          ------------
Total contract revenues                            $201,610,942          $212,260,383
                                                   ============          ============



                                                       For the Nine Months Ended
                                                   ----------------------------------
                                                    April 28,              April 29,
                                                      2001                   2000
                                                   ------------          ------------

Telecommunications                                 $587,988,021          $519,295,187
Electrical utilities                                 11,431,162            19,110,394
Various customers - Utility line locating            32,647,494            28,554,395
                                                   ------------          ------------
Total contract revenues                            $632,066,677          $566,959,976
                                                   ============          ============

12.       SUBSEQUENT EVENTS

On June 4, 2001, the Company announced that the Board of Directors had authorized a program to repurchase up to $25 million worth of the Company's common stock over an eighteen month period. Any such repurchases will be made in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of its common stock, and the plan may be suspended at any time at the Company's discretion. No shares have been repurchased as of June 11, 2001.

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

In March 2000, the Company acquired Niels Fugal Sons Company ("NFS") in a transaction accounted for as a pooling-of-interests. Due to the pooling-of-interests, the condensed consolidated financial statements and related notes, included elsewhere in this Form 10-Q, have been restated to include the operations of NFS for all periods presented.

Results of Operations

The following table sets forth, as a percentage of contract revenues earned, certain items in the Company's Condensed Consolidated Statements of Operations for the periods indicated:


                                                            For the Three Months Ended
                                                            --------------------------
                                                            April 28,        April 29,
                                                              2001              2000
                                                            ---------        ---------

Contract revenues earned                                      100.0%            100.0%

Expenses:
  Cost of earned revenues, excluding depreciation              75.3              75.2
  General and administrative                                    9.3               8.5
  Depreciation and amortization                                 5.2               3.7
                                                             ------            ------
Total                                                          89.8              87.4

Interest income, net                                            0.6               0.4
Merger-related expenses                                         0.0              (1.1)
Other income, net                                               0.5               0.2
                                                             ------            ------
Income before income taxes                                     11.3              12.1
                                                             ------            ------

Provision for income taxes                                      4.8               5.3
                                                             ------            ------

Net Income                                                      6.5%              6.8%
                                                             ======            ======

                                                                  For the Nine Months Ended
                                                             -----------------------------------
                                                              April 28,                April 29,
                                                                2001                     2000
                                                             ----------               ----------

Contract revenues earned                                          100.0%                   100.0%

Expenses:
  Cost of earned revenues, excluding depreciation                  74.7                     74.7
  General and administrative                                        8.7                      8.5
  Depreciation and amortization                                     4.7                      4.0
                                                             ----------               ----------
Total                                                              88.1                     87.2
                                                             ----------               ----------

Interest income, net                                                0.6                      0.4
Merger-related expenses                                             0.0                     (0.4)
Other income, net                                                   0.3                      0.2
                                                             ----------               ----------
Income before income taxes                                         12.8                     13.0
                                                             ----------               ----------

Provision for income taxes                                          5.2                      5.3
                                                             ----------               ----------

Net Income                                                          7.6%                     7.7%
                                                             ==========               ==========


REVENUES. Contract revenues decreased $10.6 million, or 5.0% to $201.6 million in the quarter ending April 28, 2001 from $212.3 million in the quarter ended April 29, 2000. Of this decrease, $13.3 million was attributable to specialty contracting services provided to telecommunications companies and $1.7 million was attributable to construction and maintenance services provided to electrical utilities, offset by an increase of $4.4 million to underground utility locating services provided to various utilities.

During the quarter ended April 28, 2001, the Company recognized $184 million of contract revenues from telecommunications services as compared to $197.4 million for the quarter ended April 29, 2000, a decrease of 6.7%. The decrease in the Company's telecommunication's service revenue is primarily from lower than expected demand from several cable customers and emerging telecommunications providers. The Company is unable to predict when demand from these customers will pick up, but expects that this condition will continue throughout the following quarter. The Company recognized contract revenues of $3.6 million from electric construction and maintenance services in the quarter ended April 28, 2001 as compared to $5.3 million in the quarter ended April 29, 2000. The Company recognized contract revenues of $14.0 million from underground utility locating services in the quarter ended April 28, 2001 as compared to $9.6 million in the quarter ended April 29, 2000. Acquisitions subsequent to April 29, 2000 contributed $22.6 million or 11.2% of contract revenues during the quarter ended April 28, 2001, primarily in contract revenues from telecommunications services.

Contract revenues from multi-year master service agreements and other long-term agreements represented 88.4% of total contract revenues in the quarter ended April 28, 2001 as compared to 79.8% in the quarter ended April 29, 2000, of which contract revenues from multi-year master service agreements represented 58.9% of total contract revenues in the quarter ended April 28, 2001 as compared to 52.0% in the quarter ended April 29, 2000.

Contract revenues increased $65.1 million, or 11.5% to $632.1 million in the nine months ending April 28, 2001 from $567.0 million in the nine months ended April 29, 2000. Of this increase, $68.7 million was attributable to specialty contracting services provided to telecommunications companies, an increase of $4.1 million was attributable to underground utility locating services provided to various utilities, and a decrease of $7.7 million was attributable to construction and maintenance services provided to electrical utilities.

During the nine months ended April 28, 2001, the Company recognized $588.0 million of contract revenues from telecommunications services as compared to $519.3 million for the nine months ended April 29, 2000. The increase in the Company's telecommunications service revenues primarily occurred during the first three months of fiscal 2001. Revenues for the second three months were up 2.9% from the prior year when the effects of acquisitions are removed. Revenues for the third three months were down 17.1% from the prior year when the effects of acquisitions are removed. The Company recognized contract revenues of $11.4 million from electric construction and maintenance services in the nine months ended April 28, 2001 as compared to $19.1 million in the nine months ended April 29, 2000. The Company recognized contract revenues of $32.6 million from underground utility locating services in the nine months ended April 28, 2001 as compared to $28.5 million in the nine months ended April 29, 2000. Acquisitions subsequent to April 29, 2000 contributed $36.3 million or 5.7% of contract revenues during the nine months ended April 28, 2001, primarily in contract revenues from telecommunications services.

Contract revenues from multi-year master service agreements and other long-term agreements represented 79.4% of total contract revenues in the nine months ended April 28, 2001 as compared to 77.6% in the nine months ended April 29, 2000, of which contract revenues from multi-year master service agreements represented 49.9% of total contract revenues in the nine months ended April 28, 2001 as compared to 48.3% in the nine months ended April 29, 2000.

COST OF EARNED REVENUES. Costs of earned revenues decreased $7.9 million to $151.7 million in the quarter ended April 28, 2001 from $159.6 million in the quarter ended April 29, 2000, and increased slightly as a percentage of contract revenues to 75.3% from 75.2%. Subcontractor costs and direct materials decreased as a percentage of contract revenues while direct labor and other direct costs increased slightly as a percentage of contract revenues.

Costs of earned revenues increased $48.5 million to $471.9 million in the nine months ended April 28, 2001 from $423.4 million in the nine months ended April 29, 2000, and remained the same as a percentage of contract revenues at 74.7%. Other direct costs and direct materials decreased as percentage of contract revenues while direct labor and direct materials increased as a percentage of contract costs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.7 million to $18.8 million in the quarter ended April 28, 2001 from $18.1 million in the quarter ended April 29, 2000. The increase in general and administrative expenses for the quarter ended April 28, 2001, as compared to the quarter ended April 29, 2000, was primarily attributable to increase in salaries and payroll taxes of $1.7 million, offset by a decrease in the provision for doubtful accounts of $0.9. General and administrative expenses increased as a percentage of contract revenues to 9.3% from 8.5% in the quarter ended April 28, 2001 as compared to the quarter ended April 29, 2000.

General and administrative expenses increased $6.9 million to $55.1 million in the nine months ended April 28, 2001 from $48.2 million in the nine months ended April 29, 2000. The increase in general and administrative expenses for the nine months ended April 28, 2001, as compared to the nine months ended April 29, 2000, was primarily attributable to increases in salaries, employee benefits, and payroll taxes of $6.4 million and other general and administrative expense of $0.5 million. General and administrative expenses increased as a percentage of contract revenues to 8.7% from 8.5% in the nine months ended April 28, 2001 as compared to the nine months ended April 29, 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $2.7 million to $10.5 million in the quarter ended April 28, 2001 as compared to $7.8 million in the quarter ended April 29, 2000, and increased as a percentage of contract revenues to 5.2% from 3.7%. The $2.7 million increase reflects the depreciation of additional capital expenditures incurred in the ordinary course of business and amortization of goodwill and depreciation related to acquisitions made in 2001 and 2000.

Depreciation and amortization increased $6.6 million to $29.4 million in the nine months ended April 28, 2001 as compared to $22.8 million in the nine months ended April 29, 2000, and increased as a percentage of contract revenues to 4.7% from 4.0%. The $6.6 million increase reflects the depreciation of additional capital expenditures incurred in the ordinary course of business and amortization of goodwill and depreciation related to acquisitions made in 2001 and 2000.

INTEREST INCOME, NET. Interest income, net increased $0.2 million to $1.1 million in the quarter ended April 28, 2001 from $0.9 million in the quarter ended April 29, 2000. The increase was primarily due to increased cash and cash equivalents.

Interest income, net increased $1.0 million to $3.5 million in the nine months ended April 28, 2001 from $2.5 million in the nine months ended April 29, 2000. The increase was primarily due to increased cash and equivalents.

INCOME TAXES. The provision for income taxes was $9.7 million in the three months ended April 28, 2001 as compared to $11.2 million in the same period last year. The Company's effective tax rate was 42.6% in the three months ended April 28, 2001 as compared to 43.6% in the same period last year. The effective tax rate differs from the statutory rate due to state income taxes, the amortization of intangible assets that do not provide a tax benefit, and other non-deductible expenses for tax purposes.

The provision for income taxes was $33.2 million in the nine months ended April 28, 2001 as compared to $30.2 million in the same period last year. The Company's effective tax rate was 41.0% in the nine months ended April 28, 2001 and April 29, 2000. The effective tax rate differs from the statutory rate due to state income taxes, the amortization of intangible assets that do not provide a tax benefit, and other non-deductible expenses for tax purposes.

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

For the nine months ended April 28, 2001, net cash provided by operating activities was $108.0 million compared to $36.0 million for the nine months ended April 29, 2000. Net income and non-cash charges are the primary sources of operating cash flow. Working capital items generated $28.5 million of operating cash flow for the nine-month period ended April 28, 2001 principally through decreases in accounts receivable, net and unbilled revenues, net offset by a decrease in accounts payable and other accrued liabilities.

In the nine months ended April 28, 2001, net cash used in investing activities was $103.5 million as compared to $60.2 million for the same period last year. For the nine months ended April 28, 2001, capital expenditures of $35.3 million were for the normal replacement of equipment and purchases for the start up of certain long-term contracts. For the nine months ended April 28, 2001, acquisition expenses net of cash acquired was $70.6 million.

In the nine months ended April 28, 2001, net cash utilized by financing activities was $3.1 million, which was primarily attributable to principal payments on long-term notes net of proceeds from the exercise of stock options. For the nine months ended April 29, 2000, net cash generated by financing activities was $0.2 million, which was attributed to proceeds received from the exercise of stock options, net of principal payments on long-term notes.

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

The Company had total outstanding standby letters of credit of $14.0 million at April 28, 2001, substantially all of which are letters of credit issued to the Company's insurance administrators as part of its self-insurance program.

The revolving working capital facility bears interest, at the option of the company, at the bank's prime interest rate minus 1.25% or LIBOR plus 1.125%. As of April 28, 2001, there was no outstanding balance on this facility resulting in an available borrowing capacity of $50.0 million.

The outstanding loans under the equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the bank's prime interest rate minus 0.875% or LIBOR plus 1.375%. The advances under the equipment acquisition and small business purchase facility are converted to term loans with maturities not to exceed 48 months. The outstanding principal on the equipment term loan is payable in quarterly installments through May 2003. There were no amounts outstanding on the equipment acquisition and small business purchase facility at April 28, 2001, resulting in an available borrowing capacity of $71.1 million. The available borrowing capacity on this nonrevolving facility has been reduced due to prior borrowings which have been repaid in full.

The term loan bears interest, at the option of the Company, at the bank's prime interest rate minus 0.625% or LIBOR plus 1.625%. Principal and interest is payable in semiannual installments through April 2004. The amount outstanding on the term loan was $8.8 million at April 28, 2001 and bore interest at the rate of 8.5%.

The bank credit agreement requires the Company to maintain certain financial covenants and conditions, as well as restricts the encumbrances of assets and the creation of additional indebtedness, and limits the payment of cash dividends. No cash dividends were paid during the periods presented. At April 28, 2001, the Company was in compliance with all covenants and conditions under the credit agreement.

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

On June 4, 2001, the Company announced that the Board of Directors had authorized a program to repurchase up to $25 million worth of the Company's common stock over an eighteen month period. Any such repurchases will be made in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of its common stock, and the plan may be suspended at any time at the Company's discretion. No shares have been repurchased as of June 11, 2001.

Special Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the Notes to Condensed Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements. The words "believe", "expect", "anticipate", "intends", "forecast", "project", and similar expressions identify forward looking statements. Such statements may include, but may not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financial needs or plans and the availability of financing, and plans relating to services of the Company, as well as assumptions relating to the foregoing. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no significant holdings of derivative financial or commodity instruments at April 28, 2001. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. At April 28, 2001, the Company assessed the potential effect of this risk and concluded that near-term changes in interest rates should not materially effect the Company's financial position, results of operations, or cash flows.

PART II.  OTHER INFORMATION

Item 2.  Changes In Securities and Use of Proceeds

On April 9, 2001, the Company issued 437,016 shares of the Company's common stock in connection with the acquisition of Nichols Holding, Inc. These shares were issued in a manner not involving a public offering and therefore did not require registration under the Securities Act of 1933, as amended, pursuant to
Section 4 (2) thereof.

Item 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits

Exhibits furnished pursuant to the requirements of Form 10-Q:

Number   Description
------   -----------

(3)      Articles of Amendment to the Articles of Incorporation of Dycom
         Industries, Inc.

(4) Shareholder Rights Agreement, dated April 4, 2001, between the Company and the Rights Agent (which includes the Form of Rights Certificate, as Exhibit A, the Summary of Rights to Purchase Preferred Stock, as
         Exhibit B, and the Form of Articles of Amendment to the Articles of Incorporation of Dycom Industries, Inc. for Series A Preferred Stock, as Exhibit C) which was filed as Exhibit 4 to Form 8-A filed April 6,
         2001 is incorporated herein by reference.

(11) Statement re computation of per share earnings; All information required by Exhibit 11 is presented within Note 3 of the Company's condensed consolidated financial statements in accordance with the provisions of SFAS No. 128.


(b)      Reports on Form 8-K

The following report on Form 8-K was filed on behalf of the Registrant during the quarter ended April 28, 2001:

(i) Distribution of Rights - relating to approval by the Board of Directors of a distribution of one right for each outstanding common share of Registrant. The distribution was made to shareholders of record on April 14, 2001. Each Right entitles the registered holder to purchase from Registrant, initially, one ten-thousandth of a share of Series A Preferred Stock at a price of $95.00, subject to adjustment. The complete description and terms of the Rights are set forth in a Rights Agreement between Registrant and First Union National Bank, L.L.C., as Rights Agent. The Board of Directors, pursuant to the terms of the Shareholder Protection Rights Agreement dated June 1, 1992, declared the rights issued thereunder to be null and void on April 14, 2001.

              Item Reported:   5

              Date Filed:      April 4, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DYCOM INDUSTRIES, INC.

Registrant


Date:        June 11, 2001         /s/ Steven E. Nielsen
                                   ------------------------------------------
                                   Steven E. Nielsen
                                   President and Chief Executive Officer



Date:        June 11, 2001         /s/ Richard L. Dunn
                                   ------------------------------------------
                                   Richard L. Dunn
                                   Senior Vice President, Chief Financial
                                   Officer and Principal Accounting Officer