Form 10-K
period 2001-07-28
DYCOM INDUSTRIES INC
filed 2001-10-10
CIK 67215

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended July 28, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from           to
                                   ---------    ---------

                          Commission File Number 0-5423

                             DYCOM INDUSTRIES, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Florida                                 59-1277135
-------------------------------      -------------------------------------------
    (State of incorporation)            (I.R.S. Employer Identification No.)

4440 PGA Boulevard, Suite 500, Palm Beach Gardens, Florida              33410
---------------------------------------------------------           ------------
         (Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code (561) 627-7171
                                                          --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
           Title of each class                           on which registered
------------------------------------------           ---------------------------
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

                           Yes [X]                No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock, par value $.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on September 28, 2001 was $497,933,398.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                     Outstanding as of September 28, 2001
     Common Stock, $.33 1/3                           42,925,293

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

Dycom is a leading provider of specialty contracting services, including engineering, construction, installation, and maintenance services to telecommunications providers throughout the United States. The Company's comprehensive range of telecommunications infrastructure services include the engineering, placement and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers and cable television multiple system operators. Additionally, the Company provides similar services related to the installation of integrated voice, data, and video local and wide area networks within office buildings and similar structures. The Company also provides underground locating services to various utilities and provides construction and maintenance services to electrical utilities. For the fiscal year ended July 28, 2001, specialty contracting services related to the telecommunications industry, underground utility locating, and electrical construction and maintenance contributed approximately 92.4%, 5.8%, and 1.8%, respectively, to the Company's total contract revenues.

Through its 22 wholly-owned subsidiaries, Dycom has established relationships with many leading local exchange carriers, long distance providers, cable television multiple system operators and electric utilities. Such key customers include BellSouth Corporation, Comcast Corporation, Qwest Communications, Inc., Charter Communications, Inc., Sprint Corporation, Williams Communications, Inc., AT&T Corporation, DIRECTV, Inc., Adelphia Communications Corporation, Verizon Communications, Inc., Worldcom, Inc., SBC Communications, Inc., Cablevision Systems Corporation, and Cox Communications, Inc. During fiscal 2001, approximately 81% of the Company's total contract revenues came from multi-year master service agreements and other long-term agreements with large telecommunications providers and electric utilities.

RECENT ACQUISITIONS

During fiscal 2001, Dycom continued to make acquisitions to supplement its existing businesses. The acquisitions made during the fiscal year ended July 28, 2001 included:

         Cable Connectors, Inc. ("CAB") acquired in October 2000 for $3.2 million in cash and 13,286 shares of Dycom's common stock for an aggregate purchase price of $3.8 million before various transaction costs. Located in Greenwood, South Carolina, CAB's primary business is the construction and maintenance of telecommunications systems under master service agreements.

         Schaumburg Enterprises, Inc. ("SEI") acquired in December 2000 for $3.1 million in cash and 15,518 shares of Dycom's common stock for an aggregate purchase price of $3.8 million before various transaction costs. Located in Coburg, Oregon, SEI's primary business is the construction and maintenance of telecommunications systems under master service agreements.

         Point to Point Communications, Inc. ("PTP") acquired in December 2000 for $52.2 million in cash and 312,312 shares of Dycom common stock for an aggregate purchase price of $65.3 million before various transaction costs. Located in Broussard, Louisiana, PTP's primary business is providing telecommunication construction services throughout the United States.

         Stevens Communications, Inc. ("SCI") acquired in January 2001 for $9.9 million in cash and 76,471 shares of Dycom common stock for an aggregate purchase price of $12.5 million before various transaction costs. Located in Lawrenceville, Georgia, SCI's primary business is the construction and maintenance of telecommunication systems under master service agreements.

         Nichols Holding, Inc. ("NCI") acquired in April 2001 for $11.5 million in cash and 437,016 shares of Dycom common stock for an aggregate purchase price of $17.7 million before various transaction costs. Located in Vansant, Virginia, NCI's primary business is the construction and maintenance of telecommunication systems under master service agreements.

In connection with each of the acquisitions referred to above, the Company entered into employment contracts with certain executive officers of each of the acquired companies varying in length from three to six years. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding these acquisitions.

SPECIALTY CONTRACTING SERVICES

Telecommunications Services

Engineering. Dycom provides outside plant engineers and drafters to local exchange carriers. The Company designs aerial, underground and buried fiber optic and copper cable systems from the telephone central office to the consumer's home or business. Engineering services provided to local exchange carriers include the design of service area concept boxes, terminals, buried and aerial drops, transmission and central office equipment design and the proper administration of feeder and distribution cable pairs. For competitive access providers, Dycom designs building entrance laterals, fiber rings and conduit systems. The Company obtains rights of way and permits in support of engineering activities, and provides construction management and inspection personnel in conjunction with engineering services or on a stand alone basis. Also, for cable television multiple system operators, Dycom performs make ready studies, strand mapping, field walk out, computer-aided radio frequency design and drafting, and fiber cable routing and design.

Construction, Installation, and Maintenance. The services provided by the Company include the placing and splicing of cable, excavation of trenches in which to place the cable, placement of related structures such as poles, anchors, conduits, manholes, cabinets and closures, placement of drop lines from the main distribution lines to the customer's home or business, and maintenance and removal of these facilities. In addition, the Company installs and maintains transmission and central office equipment. The Company has the capability to directionally bore the placement of cables, a highly specialized and increasingly necessary method of placing buried cable networks in congested urban and suburban markets where trenching is impractical.

Premise Wiring. The Company provides premise wiring services to a variety of large corporations and certain governmental agencies. These services, unlike the engineering, construction, installation, and maintenance services provided to telecommunications companies, are predominantly limited to the installation, repair and maintenance of telecommunications infrastructure within improved structures. Projects include the placement and removal of various types of cable within buildings and individual offices. These services generally include the development of communication networks within a company or government agency related primarily to the establishment and maintenance of computer operations, telephone systems, Internet access and communications monitoring systems established for purposes of monitoring environmental controls or security procedures.

Underground Utility Locating Services

The Company is a provider of underground utility locating services, primarily to telecommunications providers. Under a variety of state laws, excavators are required to locate underground utilities prior to excavating. Utilities located include telephone, cable television, power and gas. These services are offered throughout the United States. During fiscal year 2001, the Company provided services to customers in 13 states.

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

Revenues by Customer

For the fiscal years ended July 28, 2001, July 29, 2000 and July 31, 1999, the percentages of the Company's total contract revenues earned were derived from specialty contracting services related to the telecommunications industry, underground utility locating, and electrical construction and maintenance as set forth below:

                                               YEAR ENDED
                             -----------------------------------------------
                             JULY 28, 2001    JULY 29, 2000    JULY 31, 1999
Telecommunications                 92%              92%              90%
Electrical utilities                2                3                4
Utility line locating               6                5                6
                                  ---              ---              ---
 Total                            100%             100%             100%
                                  ===              ===              ===

CUSTOMER RELATIONSHIPS

Dycom's current customers include local exchange carriers such as BellSouth Corporation, Qwest Communications, Inc., Sprint Corporation, SBC Communications, Inc., Alltel Corporation, and Verizon Communications. Dycom also currently provides telecommunications engineering, construction, installation, and maintenance services to a number of cable television multiple system operators including Comcast Corporation, Charter Communications, Inc., AT&T Corporation, Cablevision Systems Corporation, Mediacom Communications Corporation, Cox Communications, Inc., Adelphia Communications Corporation, and Time Warner, Inc. Dycom also provides its services to other telecommunication companies such as Williams Communications, Inc. and Worldcom, Inc. Premise wiring services have been provided to, among others, Lucent Technologies, Inc., Duke University, International Business Machines Corporation, and various state and local governments. The Company also provides construction and maintenance support to Lee County Electrical Cooperative and Florida Power Corporation.

While the Company's customer base has broadened in recent years, the Company's customer base remains highly concentrated, with its top five customers in fiscal years 2001, 2000, and 1999 accounting in the aggregate for approximately 52%, 53%, and 60%, respectively, of the Company's total revenues. During fiscal 2001, approximately 17.9% of the Company's total revenues were derived from BellSouth Corporation, 15.9% from Comcast Corporation, and 6.9% from Qwest Communications, Inc. The Company believes that a substantial portion of its total revenues and operating income will continue to be derived from a concentrated group of customers. The loss of any of such customers could have a material adverse effect on the Company's business, financial condition, results of operations or cash flow.

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

BACKLOG

The Company's backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that the Company expects to provide under long-term requirements contracts. The Company's backlog at July 28, 2001 and July 29, 2000 was $1.013 and $1.156 billion, respectively. As of July 28, 2001, the Company expected to complete approximately 48.5% of this backlog within the next fiscal year. Due to the nature of its contractual commitments, in many instances the Company's customers are not committed to the specific volumes of services to be purchased under a contract, but rather the Company is committed to perform these services if requested by the customer. However, the customer is obligated to obtain these services from the Company if they are not performed by the customer's employees. Many of these contracts are multi-year agreements, and the Company includes in its backlog the full amount of services projected to be performed over the term of the contract based on its historical relationships with its customers and experience in procurement of this nature. Historically, the Company has not experienced a material variance between the amount of services it expects to perform under a contract and the amount actually performed for a specified period. There can be no assurance, however, as to the customer's requirements during a particular period or that such estimates at any point in time are accurate.

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

The primary claims arising in the Company's business are workers' compensation and other personal injuries, various general liabilities, and vehicle liability (personal injury and property damage). For losses occurring during fiscal year ended July 2001, the Company retains the risk, on a per occurrence basis for automobile liability to $250,000, for general liability to $250,000, and for workers' compensation, in states where the Company elects to do so, to $500,000. The Company had aggregate stop loss coverage, for fiscal year 2001 for the above exposures at the stated retentions, of $17.8 million adjusted for certain exposures, in addition to umbrella liability coverage to a policy limit of $100.0 million. For losses occurring during the upcoming fiscal year ending July 2002, the Company retains the risk, on a per occurrence basis for automobile liability to $500,000, for general liability to $250,000 and for workers' compensation, in states where the Company elects to do so, to $500,000. For fiscal year 2002, the Company will have aggregate stop loss coverage for the above exposures at the stated retentions, of $20.0 million adjusted for certain exposures, in addition to umbrella coverage to a policy limit of $75.0 million. Within the umbrella coverage, the Company has retained the risk of loss between $2.0 and $5.0 million with an aggregate stop loss for this layer of $10.0 million.

The Company carefully monitors claims and participates actively in claims estimates and adjustments. The estimated costs of self-insured claims, which include estimates for incurred but not reported claims, are accrued as liabilities on the Company's balance sheet. Due to fluctuations in the Company's loss experience in recent years, insurance accruals have varied from year to year and have had an effect on operating margins. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of Notes to Consolidated Financial Statements.

COMPETITION

The telecommunications engineering, construction, installation, and maintenance services industry, electrical contracting industry, and utility locating industry in which the Company operates are highly competitive. The Company competes with other independent contractors in most of the markets in which it operates, several of which are large domestic companies, some of which may have greater financial, technical, and marketing resources than the Company. In addition, there are relatively few, if any, barriers to entry into the markets in which the Company operates and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. A significant portion of the Company's revenues are currently derived from master service agreements and price is often an important factor in the award of such agreements. Accordingly, the Company could be outbid by its competitors in an effort to procure such business. There can be no assurance that the Company's competitors will not develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to the Company's services, or that the Company will be able to maintain or enhance its competitive position. The Company may also face competition from the in-house service organizations of its existing or prospective customers, including telecommunications providers, which employ personnel who perform some of the same types of services as those provided by the Company. Although a significant portion of these services is currently outsourced, there can be no assurance that existing or prospective customers of the Company will continue to outsource telecommunications engineering, construction, installation, and maintenance services in the future.

The Company believes that the principal competitive factors in the market for telecommunications engineering, construction and maintenance services, electrical contracting services, and utility locating services include technical expertise, reputation, price, quality of service, availability of skilled technical personnel, geographic presence, breadth of service offerings, adherence to industry standards, and financial stability. The Company believes that it competes favorably with its competitors on the basis of these factors.

EMPLOYEES

As of July 28, 2001, the Company employed approximately 6,700 persons. The number of employees of the Company and its subsidiaries varies according to the work in progress. As a matter of course, the Company maintains a nucleus of technical and managerial personnel from which it draws to supervise all projects. Additional employees are added as needed to complete specific projects.

MATERIALS

Generally, the Company's customers supply most or all of the materials required for a particular contract; and the Company provides the personnel, tools, and equipment to perform the installation services. However, with respect to a portion of its contracts, the Company may supply part or all of the materials required. In these instances, the Company is not dependent upon any one source for the products which it customarily utilizes to complete the job. The Company is not presently experiencing, nor does it anticipate experiencing, any difficulties in procuring an adequate supply of materials.

ITEM 2. PROPERTIES

The Company leases its executive offices located in Palm Beach Gardens, Florida. The Company's subsidiaries operate from owned or leased administrative offices, district field offices, equipment yards, shop facilities, and temporary storage locations. The Company owns facilities in Phoenix, Arizona; Durham, North Carolina; Knoxville, Tennessee; Sturgis, Kentucky; Pinellas Park, Florida; Broussard, Louisiana; and West Palm Beach, Florida. The Company also leases, subject to long-term noncancelable leases, facilities in West Chester, Pennsylvania; Kimberling City, Missouri; Lithonia, Georgia; Issaquah, Washington; Greensboro, North Carolina; Rocky Mount, North Carolina; Nicholasville, Kentucky; Coburg, Oregon; Gold Hill, Oregon; Pleasant Grove, Utah; Daytona Beach, Florida; Jupiter, Florida; Greenwood, South Carolina; Vansant, Virginia; and Lawrenceville, Georgia. The Company also leases and owns other smaller properties as necessary to enable it to effectively perform its obligations under master service agreements and other specific contracts. The Company believes that its facilities are adequate for its current operations.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DY". The following table sets forth the range of the high and low closing sales prices for each quarter within the last two fiscal years as reported on the NYSE. The table has been adjusted to reflect a 3-for-2 stock split effected in the form of a stock dividend and paid in February 2000.

                                Fiscal 2001                    Fiscal 2000
                           ---------------------         ----------------------
                              High        Low              High          Low
                           ---------    --------         ---------    ---------
First Quarter              $56          $36 3/4          $31  1/16    $20 11/16
Second Quarter              49  3/8      20 1/2           34 15/16     22 11/16
Third Quarter               23 10/27     10 1/2           56  1/4      28 11/16
Fourth Quarter              23  4/7      15 9/10          56 13/16     40  1/2

As of September 28, 2001, there were approximately 673 holders of record of the Company's $.33 1/3 par value common stock. The common stock closed at a high of $21.89 and a low of $10.90 during the period July 29, 2001 through September 28, 2001.

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

On October 2, 2000, the Company issued 13,286 shares of the Company's common stock for the acquisition of CAB. On December 18, 2000, the Company issued 15,518 shares of the Company's common stock for the acquisition of SEI. On December 18, 2000, the Company issued 312,312 shares of the Company's common stock for the acquisition of PTP. On January 8, 2001, the Company issued 76,471 shares of the Company's common stock for the acquisition of SCI. On April 9, 2001, the Company issued 437,016 shares of the Company's common stock for the acquisition of NCI.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data of the Company for the years ended July 28, 2001, July 29, 2000 and July 31, 1999, 1998, and 1997. The Company acquired Communications Construction Group, Inc. ("CCG") in July 1997, Cable Com Inc. ("CCI") and Installation Technicians, Inc. ("ITI") in April 1998, and Niels Fugal Sons Company ("NFS") in March 2000. These acquisitions were accounted for as pooling of interests and accordingly, the consolidated financial statements for the periods presented include the accounts of CCG, CCI, ITI and NFS. The table has been adjusted to reflect the 3-for-2 stock split effected in the form of a stock dividend and paid on January 4, 1999 and the 3-for-2 stock split effected in the form of a stock dividend and paid on February 16, 2000. This data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

                                       2001(6)           2000(5)           1999(4)           1998(1)           1997(1)
                                      --------          --------          --------          --------          --------
                                                           In Thousands, Except Per Share Amounts
OPERATING DATA:
  Total revenues                      $826,746          $806,270          $501,155          $389,475          $332,882
  Income before income taxes           104,983           109,233            66,590            37,525            26,655
  Net income                            61,410            65,032            40,103            23,930            17,613
PER COMMON SHARE:
  Basic net income                    $   1.45          $   1.56          $   1.08          $   0.69          $   0.57
  Diluted net income                  $   1.44          $   1.54          $   1.06          $   0.68          $   0.56
PRO FORMA EARNINGS(2):
  Income before
    income taxes                                                                            $ 37,525          $ 26,655
  Pro forma provision for
    income taxes                                                                              14,970            10,927
  Pro forma net income                                                                        22,555            15,728
PRO FORMA PER
COMMON SHARE:
  Basic pro forma
    net income                                                                              $   0.65          $   0.51
  Diluted pro forma
    net income                                                                              $   0.65          $   0.50
BALANCE SHEET DATA
(AT END OF PERIOD):
  Total assets                        $575,696          $514,000          $399,672          $178,580          $124,513
  Long-term obligations(3)            $ 21,867          $ 21,263          $ 19,291          $ 25,037          $ 24,487
  Stockholders' equity                $468,881          $377,978          $297,442          $104,764          $ 48,034
  Cash dividends per share                  --                --                --                --                --

(1) The results of operations for fiscal 1998 and 1997 include a $0.4 million and $0.3 million reduction in the deferred tax valuation allowance, respectively.

(2) The provision for income taxes has been adjusted to reflect a pro forma tax provision for pooled companies which were previously "S Corporations."

(3) For fiscal 1998, certain customer advances have been reclassified as current liabilities in order to present comparable periods.

(4) Amounts include the results and balances of Locating, Inc. ("LOC"), Ervin Cable Construction, Inc. ("ECC"), Apex Digital, Inc. ("APX"), and Triple D Communications, Inc. ("DDD") from their respective acquisition dates until July 31, 1999.

(5) Amounts include the results and balances of Lamberts' Cable Splicing Company ("LCS"), C-2 Utility Contractors, Inc. ("C-2"), Artoff Construction Co., Inc. ("ACC"), K.H. Smith Communications, Inc. ("KHS"), and Selzee Solutions, Inc. ("SSI") from their respective acquisition dates until July 29, 2000.

(6) Amounts include the results and balances of CAB, SEI, PTP, SCI, and NCI from their respective acquisition dates until July 28, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Dycom derives most of its contract revenues earned from specialty contracting services, including engineering, construction, installation, and maintenance services, to the telecommunications industry. Additionally, the Company provides similar services related to the installation of integrated voice, data and video, local and wide area networks, within office buildings and similar structures. In addition, contract revenues earned are derived from underground utility locating services and from maintenance and construction services provided to the electric utility industry. The Company currently performs work for local exchange carriers, cable television multiple system operators, long distance carriers, and electric utilities throughout the United States. Other revenues include interest income and net gain on sale of surplus equipment.

Dycom provides services to its customers pursuant to multi-year master service agreements and long- and short-term contracts for particular projects. Under master service agreements, Dycom agrees to provide, for a period of several years, all specified service requirements to its customer within a given geographical territory. Under the terms of such agreements, the customer can typically terminate the agreement with 90 days prior written notice. The customer, with certain exceptions, agrees to purchase such services from Dycom. Materials to be used in these jobs are generally provided by the customer. Master service agreements generally provide that Dycom will furnish a specified unit of service for a specified unit price (e.g., fiber optic cable will be installed underground for a specified rate of dollars per foot). The Company recognizes revenue under master service agreements as the related work is completed. Dycom is currently party to approximately 70 master service agreements which were obtained by either bid or negotiation. Master service agreements are typically bid initially and may be extended by negotiation. The remainder of Dycom's services are provided pursuant to contracts for particular jobs. Long-term contracts relating to specific projects have terms in excess of one year from the contract date. Short-term contracts are generally from three to four months in duration from the contract date, depending upon the size of the project. Contract revenues from multi-year master service agreements and other long-term agreements represented 81.2% and 74.7% of total contract revenues in fiscal 2001 and 2000, respectively, of which contract revenues from multi-year master service agreements represented 51.2% and 45.8% of total contract revenues, respectively.

Cost of earned revenues includes all direct costs of providing services under the Company's contracts, other than depreciation on fixed assets owned by the Company or utilized by the Company under capital leases, which is included in depreciation and amortization expense. Cost of earned revenues includes all costs of construction personnel, subcontractor costs, all costs associated with operation of equipment, excluding depreciation, materials not supplied by the customer and insurance. Because the Company retains the risk for automobile and general liability, worker's compensation, and employee group health claims; subject to certain limits; a change in experience or actuarial assumptions that did not affect the rate of claims payments could nonetheless materially affect results of operations in a particular period. General and administrative costs include all costs of the holding company and subsidiary management personnel and administrative overhead. The Company's management personnel, including subsidiary management, undertake all sales and marketing functions as part of their management responsibilities and, accordingly, the Company does not incur material selling expenses.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of contract revenues earned, certain items in the Company's statement of operations for the periods indicated:

                                                                   Year Ended
                                                   -------------------------------------------
                                                   July 28, 2001  July 29, 2000  July 31, 1999
                                                   -------------  -------------  -------------

Revenues:
 Contract revenues earned                              100.0%         100.0%         100.0%
Expenses:
 Cost of earned revenue, excluding depreciation         74.4           74.5           72.9
 General and administrative                              8.9            8.1            9.8
 Depreciation and amortization                           4.8            3.9            4.3
                                                       -----          -----          -----
  Total expenses                                        88.1           86.5           87.0
                                                       -----          -----          -----
Interest income, net                                     0.5            0.4            0.1
Merger-related expenses                                   --           (0.3)            --
Other income, net                                        0.3             --            0.2
                                                       -----          -----          -----
Income before income taxes                              12.7           13.6           13.3
                                                       -----          -----          -----
Provision for income taxes                               5.3            5.5            5.3
                                                       -----          -----          -----
Net income                                               7.4%           8.1%           8.0%
                                                       =====          =====          =====

YEAR ENDED JULY 28, 2001 COMPARED TO YEAR ENDED JULY 29, 2000

Revenues. Contract revenues increased $20.4 million, or 2.5%, to $826.7 million in fiscal 2001 from $806.3 million in fiscal 2000. Of this increase, $20.0 million was attributable to specialty contracting services provided to telecommunications companies and $9.5 million was attributed to underground utility locating services provided to various utilities, offset by a decrease of $9.1 million in construction, installation, and maintenance services provided to electrical utilities. During fiscal 2001, the Company recognized $763.7 million of contract revenues from telecommunications services as compared to $743.7 million in fiscal 2000. The increase in the Company's telecommunications service revenues reflects an increased volume of projects and activity associated with cable television services, and an increase in services performed in the design and installation of broadband networks, telephone engineering services, telephony splicing services, premise wiring services, and revenues from services performed under master service agreements. The Company recognized contract revenues of $15.2 million from the electric construction and maintenance services group in fiscal 2001 as compared to $24.3 million in fiscal 2000, a decrease of 37.6%. The Company recognized contract revenues of $47.9 million from underground utility locating services in fiscal 2001 as compared to $38.3 million in fiscal 2000, an increase of 25.0%. The companies acquired in fiscal 2001 contributed $50.8 million of the increase in contract revenues.

Contract revenues from multi-year master service agreements and other long-term agreements represented 81.2% of total contract revenues in fiscal 2001 as compared to 74.7% in fiscal 2000, of which contract revenues from multi-year master service agreements represented 51.2% of total contract revenues in fiscal 2001 as compared to 45.8% in fiscal 2000.

Cost of Earned Revenues. Cost of earned revenues increased $14.7 million to $615.2 million in fiscal 2001 from $600.5 million in fiscal 2000, yet decreased slightly as a percentage of contract revenues to 74.4% from 74.5%. Direct labor and other direct costs increased as a percentage of contract revenues as a result of increased projects for which the Company supplied labor, while subcontractor costs and direct materials decreased as a percentage of contract revenues.

General and Administrative Expenses. General and administrative expenses increased $8.1 million to $73.6 million in fiscal 2001 from $65.5 million in fiscal 2000, and increased as a percentage of contract revenues to 8.9% in fiscal 2001 from 8.1% in fiscal 2000. The increase in general and administrative expenses was primarily attributable to an $8.7 million increase in administrative salaries, payroll taxes and employee benefits.

Depreciation and Amortization. Depreciation and amortization expense increased $8.3 million to $40.1 million in fiscal 2001 from $31.8 million in fiscal 2000, and increased as a percentage of contract revenues to 4.8% from 3.9%. The $8.3 million increase reflects the depreciation of additional capital expenditures incurred in the ordinary course of business and amortization of goodwill related to acquisitions made in 2001 and 2000, respectively.

Interest Income, net. Interest income, net increased $1.0 million to $4.5 million in fiscal 2001 from $3.5 million in fiscal 2000. The increase was due to increased cash and equivalents, offset by decreases in short term interest rates.

Income Taxes. The provision for income taxes was $43.6 million in fiscal 2001 as compared to $44.2 million in fiscal 2000. The Company's effective tax rate was 41.5% in fiscal 2001 as compared to 40.5% in fiscal 2000. The effective tax rate differs from the statutory tax rate due to state income taxes, the amortization of intangible assets that do not provide a tax benefit, and other non-deductible expenses for tax purposes. During fiscal 2000, the Company incurred $2.4 million of merger-related expenses for which no tax benefit was recorded.

Net Income. Net income decreased to $61.4 million in fiscal 2001 from $65.0 million in fiscal 2000, a 5.5% decrease.

YEAR ENDED JULY 29, 2000 COMPARED TO YEAR ENDED JULY 31, 1999

Revenues. Contract revenues increased $305.1 million, or 60.9%, to $806.3 million in fiscal 2000 from $501.2 million in fiscal 1999. Of this increase, $292.5 million was attributable to specialty contracting services provided to telecommunications companies, $2.6 million was attributable to construction, installation, and maintenance services provided to electrical utilities and $10.0 million was attributable to underground utility locating services provided to various utilities, reflecting an increased overall market demand for the Company's services. During fiscal 2000, the Company recognized $743.7 million of contract revenues from telecommunications services as compared to $451.2 million in fiscal 1999. The increase in the Company's telecommunications service revenues reflects an increased volume of projects and activity associated with cable television services, and an increase in services performed in the design and installation of broadband networks, telephone engineering services, telephony splicing services, premise wiring services, and revenues from services performed under master service agreements. The Company recognized contract revenues of $24.3 million from the electric construction and maintenance services group in fiscal 2000 as compared to $21.7 million in fiscal 1999, an increase of 12.4%. The Company recognized contract revenues of $38.3 million from underground utility locating services in fiscal 2000 as compared to $28.3 million in fiscal 1999, an increase of 35.3%. The companies acquired in fiscal 2000 contributed $29.3 million of the increase in contract revenues.

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

Other Income, net. During the fourth quarter of fiscal 2000, the Company determined its investment in Witten Technologies, Inc. ("Witten") was impaired. Therefore, the Company recognized an impairment loss of approximately $1.8 million during the quarter reducing the carrying value of the Witten investment to $750,000 as compared to a carrying value of $2.8 million at July 31, 1999.

Income Taxes. The provision for income taxes was $44.2 million in fiscal 2000 as compared to $26.5 million in fiscal 1999. The Company's effective tax rate was 40.5% in fiscal 2000 as compared to 39.8% in fiscal 1999. The effective tax rate differs from the statutory tax rate due to state income taxes, the amortization of intangible assets that do not provide a tax benefit, and other non-deductible expenses for tax purposes. During fiscal 2000, the Company incurred $2.4 million of merger-related expenses for which no tax benefit was recorded.

Net Income. Net income increased to $65.0 million in fiscal 2000 from $40.1 million in fiscal 1999, a 62.2% increase.

LIQUIDITY AND CAPITAL RESOURCES

The Company's needs for capital are attributable primarily to its needs for equipment to support its contractual commitments to customers and its needs for working capital sufficient for general corporate purposes. Capital expenditures have been financed by operating and capital leases, bank borrowings, and internal cash flows. The Company's sources of cash have historically been from operating activities, equity offerings, bank borrowings, and from proceeds arising from the sale of idle and surplus equipment and real property.

To the extent that the Company seeks to grow by acquisitions that involve consideration other than Company stock, the Company's capital requirements may increase, although the Company is not currently subject to any commitments or obligations with respect to any acquisitions.

For fiscal 2001, net cash provided by operating activities was $133.2 million compared to $76.0 million for fiscal 2000 and $38.6 million for fiscal 1999. Working capital items generated $32.4 million of operating cash flow for fiscal 2001, principally through decreases in net accounts receivable and net unbilled revenues offset by a decrease in accounts payable and other accrued liabilities.

For fiscal 2001, net cash used in financing activities was $3.1 million, which was primarily attributed to principal payments on long-term notes net of proceeds from the exercise of stock options.

For fiscal 2001, net cash used in investing activities was $105.3 million, as compared to $69.2 million in 2000 and $84.1 million in 1999. The increase in fiscal 2001 was due primarily to acquisitions occurring during fiscal 2001. Net cash used for capital expenditures were for the normal replacement of equipment.

In August 1998, the Company purchased a 13.0% equity interest in Witten for $3.0 million. Witten is developing and is the owner of, various proprietary technologies and materials relating to ground-penetrating radar and the use of other electromagnetic frequencies. During the fourth quarter of fiscal 2000, the Company recognized a $1.8 million impairment loss on its investment in Witten.

During fiscal 2001, 2000, and 1999, the Company used $79.8 million, $32.7 million, and $33.5 million of cash, respectively, and issued 854,603, 3,082,586, and 1,198,635 shares of common stock respectively, in connection with acquisitions of other businesses.

On April 27, 1999, the Company signed an amendment to its bank credit agreement increasing the total facility to $175.3 million and extending the facility's maturity to April 2002. The agreement was amended on December 12, 2000 to reduce the interest rates, eliminate the collateral requirement, and streamline certain administrative covenants. The agreement was further amended on June 13, 2001 to authorize the Company's stock repurchase. The bank credit agreement provides for
(i) a $17.5 million standby letter of credit facility, (ii) a $50.0 million revolving working capital facility, (iii) a $12.8 million five-year term loan, and (iv) a $95.0 million equipment acquisition and small business purchase facility. The Company is required to pay an annual non-utilization fee equal to 0.15% of the unused portion of the revolving working capital and the equipment acquisition and small business purchase facilities. In addition, the Company pays annual agent and facility commitment fees of $15,000 and $135,000, respectively.

The Company had outstanding standby letters of credit of $14.0 million at July 28, 2001, all of which are letters of credit issued to the Company's insurance administrators as part of its self-insurance program.

The revolving working capital facility bears interest, at the option of the Company, at the bank's prime interest rate minus 1.25% or LIBOR plus 1.125%. As of July 28, 2001, there was no outstanding balance on this facility resulting in an available borrowing capacity of $50.0 million.

The outstanding loans under the equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the bank's prime interest rate minus 0.875% or LIBOR plus 1.375%. The advances under the equipment acquisition and small business purchase facility are converted to term loans with maturities not to exceed 48 months. The outstanding principal on the equipment term loans is payable in monthly installments through May 2003. There were no amounts outstanding on the equipment acquisition and small business purchase facility at July 28, 2001, resulting in available borrowing capacity of $71.1 million. The available borrowing capacity on this nonrevolving facility has been reduced due to prior borrowings which have been repaid in full.

The term loan bears interest, at the option of the Company, at the bank's prime interest rate minus 0.625% or LIBOR plus 1.625%. Principal and interest is payable in semiannual installments through April 2004. The amount outstanding on the term loan was $8.8 million at July 28, 2001 and bore interest at the rate of 6.06%.

The bank credit agreement requires the Company to maintain certain financial covenants and conditions, as well as restricts the encumbrances of assets and the creation of indebtedness, and limits the payment of cash dividends. No cash dividends were paid during the periods presented. At July 28, 2001, the Company was in compliance with all covenants and conditions under the credit agreement.

In April 1999, the Company filed a registration statement for an offering of
3.75 million shares and 300,000 shares of common stock, to be sold by the Company and certain selling stockbrokers, respectively. The closing of the offering, at $32.33 per share, was consummated on May 19, 1999. On that date, the Company received $115.3 million in proceeds from the offering, which was net of an underwriting discount of $1.60 per share. The Company incurred legal fees and other expenses for this transaction of approximately $510,000. In addition to the shares sold above, the Company and the selling stockholders granted the underwriters an option to purchase within 30 days after the offering an additional 562,500 and 45,000 shares, respectively, to cover over-allotments.

On June 4, 1999, the Company repaid the outstanding balance of its revolving credit facility of $33.7 million with proceeds of the May 1999 common stock offering. The remaining proceeds have been used to fund the Company's growth strategy, including acquisitions, working capital and capital expenditures, and for other general corporate purposes. On June 11, 1999, the underwriters exercised a portion of their option to purchase additional shares to cover over-allotments. The underwriters purchased 55,554 shares from the Company and 4,443 shares from certain selling stockholders. The Company received approximately $1.7 million as payment for the over-allotment.

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

On June 4, 2001, the Company announced that the Board of Directors had authorized a program to repurchase up to $25 million worth of the Company's common stock over an eighteen month period. Any such repurchases will be made in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of its common stock, and the plan may be suspended at any time at the Company's discretion. As of September 28, 2001, the Company had repurchased approximately 82,000 shares of the Company's stock having an aggregate cost of approximately $1.2 million.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The adoption of SFAS No. 141 did not have an impact on the Company's financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company is in the process of evaluating the impact of implementing SFAS No. 142 and expects to adopt this statement during the first quarter of fiscal 2002. During the year ended July 28, 2001, goodwill amortization totaled $6.6 million.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 was applicable beginning with the Company's fourth quarter of fiscal 2001. SAB No. 101 did not have an impact on the financial results of the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and No. 138 (collectively, SFAS No. 133), which establishes standards for the accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 was applicable with the Company's first quarter of fiscal 2001. SFAS No. 133 did not have an impact on the financial statements of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at July 28, 2001. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. At July 28, 2001, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that reasonably possible near-term changes in interest rates should not materially affect the Company's financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and related notes and independent auditor's report follow on subsequent pages of this report.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JULY 28, 2001 and JULY 29, 2000

                                                                          2001                2000
                                                                      ------------        ------------

ASSETS

CURRENT ASSETS:
Cash and equivalents                                                  $130,483,671        $105,701,950
Accounts receivable, net                                               122,259,817         144,291,699
Costs and estimated earnings in excess of billings                      36,980,314          52,301,022
Deferred tax assets, net                                                 7,176,551           6,039,264
Inventories                                                              7,558,578          14,563,649
Other current assets                                                     4,909,130           1,530,972
                                                                      ------------        ------------
Total current assets                                                   309,368,061         324,428,556
                                                                      ------------        ------------

PROPERTY AND EQUIPMENT, net                                            109,563,716         101,092,862
                                                                      ------------        ------------

OTHER ASSETS:
Intangible assets, net                                                 154,529,467          85,783,092
Other                                                                    2,234,310           2,695,084
                                                                      ------------        ------------
Total other assets                                                     156,763,777          88,478,176
                                                                      ------------        ------------
TOTAL                                                                 $575,695,554         513,999,594
                                                                      ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                      $ 29,295,334        $ 42,922,557
Notes payable                                                            2,272,218           2,594,413
Billings in excess of costs and estimated earnings                         558,161               6,405
Accrued self-insurance claims                                            5,795,734           4,232,243
Income taxes payable                                                     1,182,832           5,916,000
Customer advances                                                        7,226,824          11,762,547
Other accrued liabilities                                               38,616,546          47,324,948
                                                                      ------------        ------------
Total current liabilities                                               84,947,649         114,759,113
                                                                      ------------        ------------

NOTES PAYABLE                                                            6,796,381           9,106,201
ACCRUED SELF-INSURED CLAIMS                                              6,475,549           5,554,417
DEFERRED TAX LIABILITIES, net                                            6,374,716           4,256,781
OTHER LIABILITIES                                                        2,220,409           2,345,525
                                                                      ------------        ------------
Total liabilities                                                      106,814,704         136,022,037
                                                                      ------------        ------------

COMMITMENTS AND CONTINGENCIES, Note 17

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share:
 1,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $.33 1/3 per share:
 150,000,000 shares authorized;  42,964,193 and
 41,900,516 issued and outstanding, respectively                        14,321,398          13,966,839
Additional paid-in capital                                             250,731,286         221,593,083
Retained earnings                                                      203,828,166         142,417,635
                                                                      ------------        ------------
Total stockholders' equity                                             468,880,850         377,977,557
                                                                      ------------        ------------
TOTAL                                                                 $575,695,554        $513,999,594
                                                                      ============        ============

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 28, 2001, JULY 29, 2000, AND JULY 31, 1999

                                               2001                 2000                 1999
                                           ------------        --------------        ------------

REVENUES:
Contract revenues earned                   $826,745,782        $  806,269,779        $501,155,028
                                           ------------        --------------        ------------

EXPENSES:
Cost of earned revenues,
  excluding depreciation                    615,238,565           600,489,384         365,480,042
General and administrative                   73,576,207            65,477,887          48,914,930
Depreciation and amortization                40,116,865            31,759,084          21,605,686
                                           ------------        --------------        ------------
Total                                       728,931,637           697,726,355         436,000,658
                                           ------------        --------------        ------------
Interest income, net                          4,496,324             3,447,711             387,450
Merger-related expenses                              --            (2,364,284)                 --
Other income, net                             2,672,823              (393,370)          1,048,506
                                           ------------        --------------        ------------
INCOME BEFORE INCOME TAXES                  104,983,292           109,233,481          66,590,326
                                           ------------        --------------        ------------

PROVISION  FOR INCOME TAXES:
  Current                                    41,909,164            45,128,241          25,537,916
  Deferred                                    1,663,597              (927,000)            949,270
                                           ------------        --------------        ------------
Total                                        43,572,761            44,201,241          26,487,186
                                           ------------        --------------        ------------
NET INCOME                                 $ 61,410,531        $   65,032,240        $ 40,103,140
                                           ============        ==============        ============

EARNINGS PER COMMON SHARE:
  Basic                                    $       1.45        $         1.56        $       1.08
                                           ============        ==============        ============
  Diluted                                  $       1.44        $         1.54        $       1.06
                                           ============        ==============        ============

SHARES USED IN COMPUTING EARNINGS
  PER COMMON SHARE:
  Basic                                      42,445,242            41,580,557          37,246,805
                                           ============        ==============        ============
  Diluted                                    42,770,042            42,314,746          37,911,247
                                           ============        ==============        ============

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED JULY 28, 2001, JULY 29, 2000, AND JULY 31, 1999

                                                                     Additional                          Other
                                                                       paid-in           Retained     comprehensive
                                      Shares          Amount           capital           earnings        income
                                    ----------     ------------     --------------     ------------   ---------- --

Balances at July 31, 1998           35,852,356     $ 11,950,785     $  55,623,919     $ 37,282,255     $(92,683)

Stock options exercised                311,853          103,951         1,495,004

Stock offering proceeds              3,805,554        1,268,518       115,177,949

Income tax benefit from stock
  options exercised                                                     1,115,554

Stock issued for acquisitions        1,198,635          399,545        32,905,934

Fractional shares retired
  in 3-for-2 stock split                  (203)             (67)           (4,733)

Unrealized gain on
  marketable securities                                                                                 113,407

Net income                                                                              40,103,140
                                    ----------     ------------     -------------     ------------     --------
Balances at July 31, 1999           41,168,195       13,722,732       206,313,627       77,385,395       20,724

Stock options exercised                376,156          125,385         3,710,780

Income tax benefit from stock
  options exercised                                                     1,065,402

Stock issued for acquisitions          356,376          118,792        10,512,853

Fractional shares retired
  in 3-for-2 stock split                  (211)             (70)           (9,579)

Realized gain on
  marketable securities                                                                                 (20,724)

Net income                                                                              65,032,240
                                    ----------     ------------     -------------     ------------     --------
Balances at July 29, 2000           41,900,516       13,966,839       221,593,083      142,417,635           --

Stock options exercised                209,074           69,691         2,383,626

Income tax benefit from stock
  options exercised                                                     3,819,860

Stock issued for acquisitions          854,603          284,868        22,934,717

Net income                                                                              61,410,531
                                    ----------     ------------     -------------     ------------     --------
Balances at July 28, 2001           42,964,193     $ 14,321,398     $ 250,731,286     $203,828,166     $     --
                                    ==========     ============     =============     ============     ========

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 28, 2001, JULY 29, 2000, AND JULY 31, 1999

                                                           2001                 2000                 1999
                                                       -------------        -------------        -------------

Increase (Decrease) in Cash and Equivalents
   from:
OPERATING ACTIVITIES:
Net income                                             $  61,410,531        $  65,032,240        $  40,103,140
Adjustments to reconcile net cash provided
  by operating activities:
   Depreciation and amortization                          40,116,865           31,759,084           21,605,686
   Provision for losses on accounts receivable                58,181              668,424            1,584,044
   Loss on impairment of equity investment                   300,000            1,750,000                   --
   Gain on disposal of assets                             (1,253,873)            (695,530)            (506,017)
   Realized gain on
      marketable securities                                       --              (20,724)                  --
   Deferred income taxes                                   1,663,597             (927,000)             949,270
   Changes in assets and liabilities:
   Accounts receivable, net                               39,916,592          (34,238,074)         (29,625,171)
   Unbilled revenues, net                                 21,968,157          (19,203,586)         (15,718,068)
   Other current assets                                    7,977,733           (3,344,795)          (8,051,931)
   Other assets                                              410,374            4,393,673             (724,923)
   Accounts payable                                      (14,716,112)          20,889,592            6,611,701
   Customer advances                                      (4,535,723)         (12,814,153)          15,180,193
   Accrued self-insured claims
     and other liabilities                               (19,051,346)          20,799,815            4,659,181
   Accrued income taxes                                   (1,030,177)           1,953,883            2,543,144
                                                       -------------        -------------        -------------
Net cash inflow from operating activities                133,234,799           76,002,849           38,610,249
                                                       -------------        -------------        -------------
INVESTING ACTIVITIES:
   Capital expenditures                                  (38,410,950)         (40,198,993)         (50,851,187)
   Proceeds from sale of assets                            3,975,550            2,077,681            1,521,619
   Acquisition expenditures,
     net of cash acquired                                (70,890,386)         (31,120,691)         (31,818,880)
   Equity investment                                              --                   --           (3,000,000)
                                                       -------------        -------------        -------------
Net cash outflow from investing activities              (105,325,786)         (69,242,003)         (84,148,448)
                                                       -------------        -------------        -------------
FINANCING ACTIVITIES:
   Borrowings on notes payable                                    --                   --           30,828,101
   Principal payments on notes payable
     and bank lines-of-credit                             (5,580,609)          (2,890,344)         (41,316,033)
   Exercise of stock options                               2,453,317            3,836,165            1,598,955
   Proceeds from stock offering                                   --                   --          116,446,467
                                                       -------------        -------------        -------------
   Net cash (outflow) inflow
    from financing activities                             (3,127,292)             945,821          107,557,490
                                                       -------------        -------------        -------------
NET CASH INFLOW FROM ALL ACTIVITIES                       24,781,721            7,706,667           62,019,291
CASH AND EQUIVALENTS AT
  BEGINNING OF YEAR                                      105,701,950           97,995,283           35,975,992
                                                       -------------        -------------        -------------
CASH AND EQUIVALENTS AT
  END OF YEAR                                          $ 130,483,671        $ 105,701,950        $  97,995,283
                                                       =============        =============        =============

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED JULY 28,
2001, JULY 29, 2000, AND JULY 31, 1999

                                                                        2001                2000                1999

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW AND NONCASH INVESTING
  AND FINANCING ACTIVITIES:
Cash paid during the period for:
    Interest                                                        $    930,694        $    749,803        $  1,668,572
    Income taxes                                                    $ 42,247,352        $ 43,312,760        $ 23,978,190

Property and equipment acquired and financed with:
      Capital lease obligations                                     $         --        $         --        $    233,618
      Notes payable                                                 $    280,280        $  1,075,108        $         --
Income tax benefit from stock options exercised                     $  3,819,860        $  1,065,402        $  1,115,554

During the year ended July 28, 2001, the Company
acquired all of the capital stock of Cable Connectors,
Inc., Schaumburg Enterprises, Inc., Point to Point
Communications, Inc., Stevens Communications, Inc.,
and Nichols Holding, Inc. at a cost of $103.1 million
In conjunction with these acquisitions, assets acquired
and liabilities assumed were as follows:
   Fair market value of assets acquired, including goodwill         $120,104,596
   Consideration paid (including $23.2 million
     of common stock issued)                                         103,072,449
                                                                    ------------
   Fair market value of liabilities assumed                         $ 17,032,147
                                                                    ============

During the year ended July 29, 2000, the Company
acquired all of the capital stock of Lamberts' Cable
Splicing Company, C-2 Utility Contractors, Inc., Artoff
Construction Co., Inc. and K.H. Smith Communications,
Inc. and the assets of Selzee Solutions, Inc. at a cost of
$43.2 million. In conjunction with these acquisitions,
assets acquired and liabilities assumed were as follows:
   Fair market value of assets acquired, including goodwill                             $ 46,268,142
   Consideration paid (including $10.6 million
     of common stock issued)                                                              43,231,649
                                                                                        ------------
   Fair market value of liabilities assumed                                             $  3,036,493
                                                                                        ============

During the year ended July 31, 1999, the Company
acquired all of the capital stock of Locating, Inc., Ervin
Cable Construction, Inc., Apex Digital, Inc., and Triple D
Communications, Inc. at a cost of $67.4 million. In
conjunction with these acquisitions, assets acquired and
liabilities assumed were as follows:
   Fair market value of assets acquired, including goodwill                                                 $ 78,310,347
   Consideration paid (including $33.3 million
     of common stock issued)                                                                                  67,362,334
                                                                                                            ------------
   Fair market value of liabilities assumed                                                                 $ 10,948,013
                                                                                                            ============

   See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include Dycom Industries, Inc. ("Dycom" or the "Company") and its subsidiaries, all of which are wholly owned. On March 8, 2000, Niels Fugal Sons Company ("NFS") was acquired by the Company through an exchange of common stock. This acquisition was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements include the results of NFS for all periods presented. During fiscal 1999, the Company acquired Locating, Inc. ("LOC"), Ervin Cable Construction, Inc. ("ECC"), Apex Digital, Inc. ("APX"), and Triple
D Communications, Inc. ("DDD"). During fiscal 2000, the Company acquired Lamberts' Cable Splicing ("LCS"), C-2 Utility Contractors, Inc. ("C-2"), Artoff Construction Co., Inc. ("ACC"), K.H. Smith Communications, Inc. ("KHS"), and Selzee Solutions, Inc. ("SSI"). During fiscal 2001, the Company acquired Cable Connectors, Inc. ("CAB"), Point to Point Communications, Inc. ("PTP"), Stevens Communications, Inc. ("SCI"), and Nichols Holding, Inc. ("NCI"). Each of these transactions was accounted for using the purchase method of accounting. The Company's results include the results of the entities accounted for using the purchase method of accounting from their respective acquisition dates until July 28, 2001. See Note 3.

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

"Costs and estimated earnings in excess of billings" primarily relates to revenues for completed but unbilled units under unit based contracts, as well as revenues recognized under the percent-of-completion method for long-term contracts. For those contracts in which billings exceed contract revenues recognized to date, such excesses are included in the caption "billings in excess of costs and estimated earnings".

Cash and Equivalents - Cash and equivalents include cash balances on deposit in banks, overnight repurchase agreements, certificates of deposit, commercial paper, and various other financial instruments having an original maturity of three months or less. For purposes of the consolidated statements of cash flows, the Company considers these amounts to be cash equivalents.

Inventories - Inventories consist primarily of materials and supplies used to complete certain of the Company's business. The Company values these inventories using the first-in, first-out method. The Company periodically reviews the appropriateness of the carrying values of its inventories. The Company records a reserve for obsolescence if inventories are not expected to be used in the Company's normal course of business. No reserve has been recorded in the periods presented.

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

Intangible Assets - The excess of the purchase price over the fair market value of the tangible net assets of acquired businesses (goodwill) is amortized on a straight-line basis over 20 to 40 years. The appropriateness of the carrying value of goodwill is reviewed periodically by the Company at the subsidiary level. An impairment loss is recognized when the undiscounted projected future cash flows is less than the carrying value of goodwill. No impairment loss has been recognized in the periods presented. As of July 28, 2001 and July 29, 2000, net intangible assets include $154.2 million and $85.4 million of net goodwill, respectively.

Amortization expense was $6,619,534 for the fiscal year ended July 28, 2001, $4,079,145 for the fiscal year ended July 29, 2000, and $1,166,499 for the fiscal year ended July 31, 1999. The intangible assets are net of accumulated amortization of $13,171,624 and $6,552,090 at July 28, 2001 and July 29, 2000,
respectively.

Self-Insured Claims Liability - The Company retains the risk, up to certain limits, for automobile and general liability, workers' compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $6,205,274 and $5,161,379 at July 28, 2001 and July 29, 2000,
respectively. The determination of such claims and expenses and the appropriateness of the related liability is periodically reviewed and updated.

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

Stock Option Plans - Under Statement of Financial Accounting Standards ("SFAS") No. 123, companies are permitted to continue to apply Accounting Principle Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company continues to apply APB Opinion No. 25 to its stock based compensation awards to employees and discloses in the annual financial statements the required pro forma effect on net income and earnings per share. See Note 14.

Recently Issued Accounting Pronouncements - In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The adoption of SFAS No. 141 did not have an impact on the Company's financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company is in the process of evaluating the impact of implementing SFAS No. 142 and expects to adopt this statement during the first quarter of fiscal 2002. During the year ended July 28, 2001, goodwill amortization totaled $6.6 million.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 was applicable beginning with the Company's fourth quarter of fiscal 2001. SAB No. 101 did not have an impact on the financial results of the Company.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and No. 138 (collectively, SFAS No. 133), which establishes standards for the accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 was applicable with the Company's first quarter of fiscal 2001. SFAS No. 133 did not have an impact on the financial results of the Company.

2. COMPUTATION OF PER SHARE EARNINGS

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS No. 128.

                                                                   2001                 2000                 1999
                                                               -------------        -------------        -------------

Net income available to common stockholders (numerator)        $  61,410,531        $  65,032,240        $  40,103,140
                                                               =============        =============        =============

Weighted-average number of common shares (denominator)            42,445,242           41,580,557           37,246,805
                                                               =============        =============        =============

Earnings per common share - basic                              $        1.45        $        1.56        $        1.08
                                                               =============        =============        =============

Weighted-average number of common shares                          42,445,242           41,580,557           37,246,805
Potential common stock arising from stock options                    324,800              734,189              664,442
                                                               -------------        -------------        -------------
Total shares (denominator)                                        42,770,042           42,314,746           37,911,247
                                                               =============        =============        =============

Earnings per common share - diluted                            $        1.44        $        1.54        $        1.06
                                                               =============        =============        =============

3. ACQUISITIONS

During fiscal 2001, 2000, and 1999, Dycom made the following acquisitions:

In February 1999, the Company acquired LOC for approximately $10.0 million in cash and various transaction costs. Located in Issaquah, Washington, LOC's primary line of business is the locating, marking, and mapping of underground utility facilities for cable television multiple systems operators, telephone companies, and electrical and gas utilities.

In March and April 1999, respectively, the Company acquired ECC for $21.8 million in cash and 387,099 shares of Dycom common stock for an aggregate purchase price of $32.5 million before various transaction costs and APX for 774,192 shares of Dycom common stock with an aggregate value of $21.4 million. ECC's primary business is the engineering, construction, and maintenance of cable television systems. APX's primary line of business is providing installation and maintenance services to direct broadcast satellite providers. Both ECC and APX are located in Sturgis, Kentucky.

In August 1999, the Company acquired LCS for $10.0 million in cash and 73,309 shares of Dycom common stock for an aggregate purchase price of $12.4 million before various transaction costs. Located in Rocky Mount, North Carolina, LCS's primary business is the construction and maintenance of telecommunications systems under master service agreements.

In January 2000, the Company acquired C-2 for $18.0 million in cash and 247,555 shares of Dycom common stock for an aggregate purchase price of $25.2 million before various transaction costs and ACC for $2.2 million in cash and 30,081 shares of Dycom common stock for an aggregate purchase price of $3.0 million before various transaction costs. Located in Eugene, Oregon, C-2's primary business is the construction and maintenance of telecommunications systems under master service agreements. Located in Gold Hill, Oregon, ACC's primary business is the construction and maintenance of telecommunications systems.

In October 2000, the Company acquired CAB for $3.2 million in cash and 13,286 shares of Dycom common stock for an aggregate purchase price of $3.8 million before various transaction costs. In December 2000, the Company acquired Schaumburg Enterprises, Inc. ("SEI") for $3.1 million in cash and 15,518 shares of Dycom common stock for an aggregate purchase price of $3.8 million before various transaction costs. In December 2000, the Company acquired PTP for $52.2 million in cash and 312,312 shares of Dycom common stock for an aggregate purchase price of $65.3 million before various transaction costs. In January 2001, the Company acquired SCI for $9.9 million in cash and 76,471 shares of Dycom common stock for an aggregate purchase price of $12.5 million before various transaction costs. In April 2001, the Company acquired NCI for $11.5 million in cash and 437,016 shares of Dycom common stock for an aggregate purchase price of $17.7 million before various transaction costs.

The Company has recorded these acquisitions using the purchase method of accounting. All acquired goodwill associated with these acquisitions is being amortized over a period of 20 years. The operating results of the companies acquired are included in the accompanying consolidated condensed financial statements from their respective date of purchase.

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if all acquisitions had occurred on August 1, 1999:

                                          2001                2000

Total revenues                        $881,576,328        $910,174,619
Income before income taxes             117,261,334         123,672,040
Net income                              68,716,701          73,605,772

Earnings per share:
Basic                                 $       1.59        $       1.72
Diluted                               $       1.58        $       1.69

In March 2000, the Company consummated the acquisition of NFS. The Company issued 2,726,210 shares of common stock in exchange for all the outstanding capital stock of NFS. Located in Pleasant Grove, Utah, NFS's primary business is providing telecommunication construction services throughout the Western United States.

Dycom accounted for the acquisition as a pooling of interests and, accordingly, the Company's historical financial statements include the results of NFS for all periods presented. The Company incurred $2.4 million of merger-related expenses in connection with the NFS merger during fiscal 2000. These expenses consisted primarily of legal, accounting, and other professional fees related to the transaction.

Prior to the acquisition, NFS used a fiscal year ending January 31 and as of March 8, 2000 adopted Dycom's fiscal year. All periods presented reflect the adoption of such fiscal year end as of the beginning of the period. The combined and separate results of Dycom, prior to the combination of NFS, for the years ended July 29, 2000 and July 31, 1999 are as follows:

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

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                                     2001                2000

     Contract billings                           $112,522,872        $134,740,946
     Retainage                                     10,887,430          11,835,425
     Other receivables                              1,735,260           1,835,560
                                                 ------------        ------------
     Total                                        125,145,562         148,411,931
     Less allowance for doubtful accounts           2,885,745           4,120,232
                                                 ------------        ------------
     Accounts receivable, net                    $122,259,817        $144,291,699
                                                 ============        ============

                                                                         For the Twelve Months Ended
                                                                      July 28, 2001       July 29, 2000

     Allowance for doubtful accounts at beginning of year             $  4,120,232        $  4,129,280
     Allowance for doubtful account balances from acquisitions             600,000                  --
     Additions charged to bad debt expense                                  58,181             668,424
     Amounts charged against the allowance, net of recoveries           (1,892,668)           (677,472)
                                                                      ------------        ------------
     Allowance for doubtful accounts at end of year                   $  2,885,745        $  4,120,232
                                                                      ============        ============

As of July 28, 2001 and July 29, 2000, the Company expected to collect all of its retainage balances within twelve months.

5. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

                                                                   2001                2000

     Costs incurred on contracts in progress                   $ 29,765,794        $ 48,037,774
     Estimated to date earnings                                   9,919,190          13,855,362
                                                               ------------        ------------
     Total costs and estimated earnings                          39,684,984          61,893,136
     Less billings to date                                        3,262,831           9,598,519
                                                               ------------        ------------
                                                               $ 36,422,153        $ 52,294,617
                                                               ============        ============

     Included in the accompanying consolidated
       balance sheets under the captions:
     Costs and estimated earnings in excess of billings        $ 36,980,314        $ 52,301,022
     Billings in excess of costs and estimated earnings             558,161               6,405
                                                               ------------        ------------
                                                               $ 36,422,153        $ 52,294,617
                                                               ============        ============

As stated in Note 1, the Company performs services under short-term, unit based and long-term, percentage-of-completion contracts. The amounts presented above aggregate the effects of these two types of contracts.

6. PROPERTY AND EQUIPMENT

The accompanying consolidated balance sheets include the following property and equipment:

                                           2001               2000
Land                                  $  3,361,750       $  3,373,037
Buildings                                6,480,120          6,330,683
Leasehold improvements                   1,683,123          1,574,013
Vehicles                               119,466,981        102,489,730
Equipment and machinery                 80,609,844         70,501,903
Furniture and fixtures                  13,682,891         10,401,809
                                      ------------       ------------
Total                                  225,284,709        194,671,175
Less accumulated depreciation          115,720,993         93,578,313
                                      ------------       ------------
Property and equipment, net           $109,563,716       $101,092,862
                                      ============       ============

Maintenance and repairs of property and equipment amounted to $12,470,702, $12,805,199, and $9,001,392, for the fiscal years ended July 28, 2001, July 29,
2000 and July 31, 1999, respectively.

7. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:


                                           2001             2000

Accrued payroll and related taxes      $14,079,386      $12,866,102
Accrued employee benefit costs           9,480,643       11,271,668
Accrued construction costs               3,259,131        8,400,267
Other                                   11,797,386       14,786,911
                                       -----------      -----------
                                       $38,616,546      $47,324,948
                                       ===========      ===========


8. NOTES PAYABLE

Notes payable are summarized by type of borrowing as follows:

                                    2001             2000
Bank credit agreement:
Term loan                        $8,750,000      $10,750,000
Capital lease obligations             6,743              458
Equipment loans                     311,856          950,156
                                 ----------      -----------
    Total                         9,068,599       11,700,614
Less current portion              2,272,218        2,594,413
                                 ----------      -----------
Notes payable - non-current      $6,796,381      $ 9,106,201
                                 ==========      ===========


On April 27, 1999, the Company signed an amendment to its bank credit agreement increasing the total facility to $175.3 million and extending the facility's maturity to April 2002. The agreement was amended on December 12, 2000 to reduce the interest rates, eliminate the collateral requirement, and streamline certain administrative covenants. The agreement was further amended on June 13, 2001 to authorize the Company's stock repurchase. The bank credit agreement provides for
(i) a $17.5 million standby letter of credit facility, (ii) a $50.0 million revolving working capital facility, (iii) a $12.8 million five-year term loan, and (iv) a $95.0 million equipment acquisition and small business purchase facility. The Company is required to pay an annual non-utilization fee equal to 0.15% of the unused portion of the revolving working capital and the equipment acquisition and small business purchase facilities. In addition, the Company pays annual agent and facility commitment fees of $15,000 and $135,000, respectively.

The Company had outstanding standby letters of credit of $14.0 million at July 28, 2001, all of which are letters of credit issued to the Company's insurance administrators as part of its self-insurance program.

The revolving working capital facility bears interest, at the option of the Company, at the bank's prime interest rate minus 1.25% or LIBOR plus 1.125%. As of July 28, 2001, there was no outstanding balance on this facility resulting in an available borrowing capacity of $50.0 million.

The outstanding loans under the equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the bank's prime interest rate minus 0.875% or LIBOR plus 1.375%. The advances under the equipment acquisition and small business purchase facility are converted to term loans with maturities not to exceed 48 months. The outstanding principal on the equipment term loans is payable in monthly installments through May 2003. There were no amounts outstanding on the equipment acquisition and small business purchase facility at July 28, 2001, resulting in available borrowing capacity of $71.1 million. The available borrowing capacity on this nonrevolving facility has been reduced due to prior borrowings which have been repaid in full.

The term loan bears interest, at the option of the Company, at the bank's prime interest rate minus 0.625% or LIBOR plus 1.625%. Principal and interest is payable in semiannual installments through April 2004. The amount outstanding on the term loan was $8.8 million at July 28, 2001 and bore interest at the rate of 6.06%.

The bank credit agreement requires the Company to maintain certain financial covenants and conditions, as well as restricts the encumbrances of assets and the creation of indebtedness, and limits the payment of cash dividends. No cash dividends were paid during the periods presented. At July 28, 2001, the Company was in compliance with all covenants and conditions under the credit agreement.

In addition to the borrowings under the amended bank credit agreement, certain subsidiaries have outstanding obligations under capital leases and other equipment financing arrangements. These obligations are payable in monthly installments expiring at various dates through April 2005.

The estimated aggregate annual principal repayments for notes payable and capital lease obligations in the next five years are $2,275,709 in 2002, $2,028,800 in 2003, $4,759,344 in 2004, and $4,746 in 2005.

Interest costs incurred on notes payable, all of which are expensed, for the years ended July 28, 2001, July 29, 2000, and July 31, 1999 were $835,087,
$1,035,824, and $1,969,634, respectively.

The interest rates on notes payable under the bank credit agreement are at current rates and, therefore, the carrying amount approximates fair value.

9. INCOME TAXES

The components of the provision (benefit) for income taxes are:

                              2001               2000              1999
Current:
    Federal              $ 35,156,889       $ 37,956,624       $21,371,278
    State                   6,752,275          7,171,617         4,166,638
                         ------------       ------------       -----------
                           41,909,164         45,128,241        25,537,916
                         ------------       ------------       -----------

Deferred:
    Federal                 1,488,772           (844,165)          820,037
    State                     174,825            (82,835)          129,233
                         ------------       ------------       -----------
                            1,663,597           (927,000)          949,270
                         ------------       ------------       -----------
Total tax provision      $ 43,572,761       $ 44,201,241       $26,487,186
                         ============       ============       ===========

The deferred tax provision (benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The deferred tax assets and liabilities are comprised of the following:

                                             2001            2000
Deferred tax assets:
    Self-insurance, warranty, and
      other non-deductible reserves      $ 8,254,350      $6,674,563
    Allowance for doubtful accounts          983,373       1,466,182
    Small tools                              397,933         409,969
    Other                                    988,873         893,517
                                         -----------      ----------
                                         $10,624,529      $9,444,231
                                         ===========      ==========


Deferred tax liabilities:
    Property and equipment               $ 8,617,255      $6,955,783
    Unamortized acquisition costs            244,486         244,486
    Amortization of goodwill                 960,953         461,479
                                         -----------      ----------
                                         $ 9,822,694      $7,661,748
                                         -----------      ----------
Net deferred tax assets                  $   801,835      $1,782,483
                                         ===========      ==========


The Company believes that it is more likely than not the deferred tax assets will be realized through future taxable income.

The difference between the total tax provision and the amount computed by applying the statutory federal income tax rates to pre-tax income is as follows:

                                                  2001               2000               1999

Statutory rate applied to
 pre-tax income                              $ 36,744,152       $ 38,157,498       $ 23,246,835
State taxes, net of federal tax benefit         4,502,614          4,611,486          2,795,243
Amortization of intangible assets,
 with no tax benefit                              914,411            368,529            159,031
Tax effect of non-deductible
 items                                          1,787,285          1,335,259            303,365
Non-taxable interest income                      (487,277)          (523,324)          (169,823)
Other items, net                                  111,576            251,793            152,535
                                             ------------       ------------       ------------
                                             $ 43,572,761       $ 44,201,241       $ 26,487,186
                                             ============       ============       ============

10. OTHER INCOME, NET

The components of Other income, net are as follows:

                                      2001             2000             1999

Gain on sale of fixed assets      $1,253,873      $   695,530       $  506,017
Miscellaneous income               1,418,950       (1,088,900)         542,489
                                  ----------      -----------       ----------
  Total other income, net         $2,672,823      $  (393,370)      $1,048,506
                                  ==========      ===========       ==========


During the fourth quarter of fiscal 2000, the Company determined its investments in Witten was impaired. Therefore, the Company recognized an impairment loss of approximately $1.8 million during the quarter reducing the carrying value of the Witten investment to $750,000 as compared to a carrying value of $2.8 million at July 31, 1999.

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

In June 2001, the Board of Directors approved a resolution authorizing management to repurchase up to $25.0 million of the Company's issued and outstanding stock over an eighteen month period. Funds used for the share repurchase will be generated from free cash flow. Through September 28, 2001, approximately 82,000 shares having an aggregate cost of approximately $1.2 million had been repurchased under this program to be placed in treasury.

12. STOCK OFFERING

In April 1999, the Company filed a registration statement for an offering of
3.75 million shares and 300,000 shares of common stock, to be sold by the Company and certain selling stockholders, respectively. The closing of the offering, at $32.33 per share, was consummated on May 19, 1999. The Company received $115.3 million in proceeds from the offering, which was net of an underwriting discount of $1.60 per share. The Company incurred legal fees and other expenses for this transaction of approximately $510,000.

On June 11, 1999, the underwriters exercised a portion of their option to purchase additional shares to cover over-allotments. The underwriters purchased 55,554 shares from the Company and 4,443 shares from certain selling stockholders. The Company received approximately $1.7 million as payment for the over-allotment.

On June 4, 1999, the Company repaid the outstanding balance of its revolving credit facility of $33.7 million with proceeds of the common stock offering. The remaining proceeds have been used to fund the Company's growth strategy, including acquisitions, working capital and capital expenditures, and for other general corporate purposes.

13. EMPLOYEE BENEFIT PLANS

The Company and certain of its subsidiaries sponsor contribution plans that provide retirement benefits to all employees that elect to participate. Under the plans, participating employees may defer up to 15% of their base pre-tax compensation. Generally, the Company's contribution to the plan is a 30% Company match up to the first 5% of the employee's contributions. The Company's contributions, were $851,903, $1,115,965, and $638,557 in fiscal years 2001,
2000, and 1999, respectively.

14. STOCK OPTION PLANS

The Company has reserved 2,025,000 shares of common stock under its 1991 Incentive Stock Option Plan (the "1991 Plan") which was approved by the shareholders on November 25, 1991. The 1991 Plan provides for the granting of options to key employees until it expires in 2001. Options are granted at the closing price on the date of grant and are exercisable over a period of up to five years. At July 28, 2001, July 29, 2000, and July 31, 1999, options available for grant under the 1991 Plan were 48,852 shares, 38,238 shares, and 65,937 shares, respectively.

The Company has reserved 3,316,845 shares of common stock under its 1998 Incentive Stock Option Plan (the "1998 Plan") which was approved by the shareholders on November 23, 1998. The 1998 Plan provides for the granting of options to key employees until it expires in 2008. Options are granted at the closing price on the date of the grant and are exercisable over a period of up to ten years. At July 28, 2001, July 29, 2000, and July 31, 1999 options available for grant under the 1998 Plan were 1,961,655 shares, 2,537,061 shares, and 2,937,795 shares, respectively.

During fiscal 1999, the Company granted to key employees under the 1991 Plan options to purchase an aggregate of 317,898 shares of common stock. The options were granted at $14 1/8, the fair market value on the date of grant. During fiscal 1999, the Company granted to key employees under the 1998 Plan options to purchase an aggregate of 379,050 shares of common stock. The options were granted at a range of exercise prices of between $18 and $32, the fair market value on the date of grant. During fiscal 1999, the Company granted to a non-employee Director under the Directors Plan options to purchase an aggregate of 36,000 shares of common stock. The options were granted at a range of exercise prices of between $24 7/16 and $28 15/16, the fair market value on the date of grant. The options under the Directors Plan vest over a three year period.

During fiscal 2000, the Company granted to key employees under the 1991 Plan options to purchase an aggregate of 45,000 shares of common stock. The options were granted at $26 1/16, the fair market value on the date of grant. During fiscal 2000, the Company granted to key employees under the 1998 Plan options to purchase an aggregate of 515,209 shares of common stock. The options were granted at a range of exercise prices of between $26 1/8 and $49 15/16, the fair market value on the date of grant.

During fiscal 2001, the Company granted to key employees under the 1998 Plan options to purchase an aggregate of 616,684 shares of common stock. The options were granted at a range of exercise prices of between $10 1/2 and $45 5/16, the fair market value on the date of grant.

The following table summarizes the stock option transactions under the 1991 Plan, 1998 Plan, and the Directors Plan for the three years ended July 31, 1999, July 29, 2000, and July 28, 2001:

                                    Number of         Weighted Average
                                     Shares            Exercise Price
                                  -------------------------------------
Options outstanding at
  July 31, 1998                      991,556             $    6.99
    Granted                          732,948             $   21.37
    Terminated                       (84,153)            $    8.84
    Exercised                       (311,853)            $    5.13
                                  -------------------------------------
Options outstanding at
  July 31, 1999                    1,328,498             $   15.24
    Granted                          560,209             $   30.09
    Terminated                      (133,392)            $   23.78
    Exercised                       (376,156)            $   10.21
                                  -------------------------------------
Options outstanding at
  July 28, 2000                    1,379,159             $   21.82
    Granted                          616,684             $   42.48
    Terminated                       (35,643)            $   31.27
    Exercised                       (209,074)            $   11.73
                                  -------------------------------------
Options outstanding at
  July 28, 2001                    1,751,126             $   30.10
Exercisable options at
  July 31, 1999                      127,992             $    5.43
  July 29, 2000                       94,067             $   18.99
  July 28, 2001                      343,119             $   23.52
                                  -------------------------------------

The range of exercise prices for options outstanding at July 28, 2001 was $6.00 to $49.94. The range of exercise prices for options is due to changes in the price of the Company's stock over the period of the grants.

The following summarizes information about options outstanding at July 28, 2001:

                                             Outstanding Options
                                  ----------------------------------------
                                                   Weighted     Weighted
                                                    Average       Average
                                  Number of      Contractual    Exercise
                                   Shares            Life         Price
                                  ----------------------------------------
Range of exercise prices
$ 6.00 to $21.00                    413,680           2.3        $ 11.84
$21.00 to $35.00                    695,326           7.5        $ 27.40
$35.00 to $49.94                    642,120           9.0        $ 44.79
                                  ----------------------------------------
                                  1,751,126           6.8        $ 30.10
                                  ----------------------------------------


                                           Exercisable Options
                                  ----------------------------------------
                                                             Weighted
                                     Exercisable             Average
                                        as of                Exercise
                                    July 28, 2001             Price
                                  ----------------------------------------
Range of exercise prices
$ 6.00 to $21.00                       114,015               $ 11.70
$21.00 to $35.00                       208,604               $ 27.61
$35.00 to $49.94                        20,500               $ 47.62
                                  ----------------------------------------
                                       343,119               $ 23.52
                                  ----------------------------------------

These options will expire if not exercised at specific dates ranging from August 2001 to April 2009. The prices for the options exercisable at July 28, 2001 ranged from $6.00 to $49.94.

As discussed in Note 1, the Company has adopted the disclosure-only provisions of SFAS No. 123. The fair value of the options granted in fiscal 2001, 2000, and 1999 have been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected stock volatility of 58.34% in 2001, 57.62% in 2000, and 46.50% in 1999; risk-free interest rates of 5.60% in 2001, 6.08% in 2000, and 6.05% in 1999; expected lives of 6 years for 2001, 2000 and 1999, no dividend yield in all years due to the Company's recent history of not paying cash dividends.

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions and changes in these assumptions can materially impact the fair value of the options and the Company's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options. The estimated fair value of stock options granted during fiscal 2001, 2000, and 1999 was $25.62, $18.21, and $11.41, per share, respectively.

The pro forma disclosures amortize to expense the estimated compensation costs for its stock options granted subsequent to July 31, 1997 over the options vesting period. The Company's fiscal 2001, 2000, and 1999 pro forma net earnings and earnings per share are reflected below:

                                                    2001           2000          1999
NET INCOME:
  Pro forma net income reflecting stock
    option compensation costs                  $ 54,063,864   $ 60,673,806   $ 38,282,300
  Pro forma earnings per share reflecting
    stock option compensation costs:
    Basic                                      $       1.27   $       1.46   $       1.03
    Diluted                                    $       1.26   $       1.43   $       1.01

15. RELATED PARTY TRANSACTIONS

The Company leases administrative offices from entities related to officers of certain of the Company's subsidiaries. The total expense under these arrangements for the years ended July 28, 2001, July 29, 2000 and July 31, 1999 was $1,664,918, $1,432,175, and $344,778, respectively. The future minimum lease commitments under these arrangements are $1,483,545 in 2002, $1,352,341 in 2003, $577,573 in 2004, $67,100 in 2005, $7,950 in 2006 and $83,200 thereafter.

16. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company's operating subsidiaries obtain contracts from both public and private concerns. For the years ended July 28, 2001, July 29, 2000 and July 31, 1999, approximately 17.9%, 16.5%, and 21.5%, respectively, of the contract revenues were from BellSouth Corporation ("BellSouth"); 15.9%, 9.2%, and 14.0%, respectively, of the contract revenues were from Comcast Corporation ("Comcast"); and 6.9%, 6.4%, and 4.7%, respectively, of the contract revenues were from Qwest Communications, Inc. ("Qwest").

Financial instruments which subject the Company to concentrations of credit risk consist almost entirely of trade accounts receivable. BellSouth, Comcast, and Qwest represent a significant portion of the Company's customer base. As of July 28, 2001, the total outstanding trade receivables from BellSouth, Comcast, and Qwest were $11.9 million or 10.6%, $21.4 million or 19.0%, and $8.4 million or 7.5%, respectively, of the outstanding trade receivables. As of July 29, 2000, the total outstanding trade receivables from BellSouth, Comcast, and Qwest were $11.1 million or 8.1%, $16.2 million or 11.8%, and $10.2 million or 7.6%, respectively, of the outstanding trade receivables.

17. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries have operating leases covering office facilities, vehicles, and equipment which have noncancelable terms in excess of one year. During fiscal 2001, 2000, and 1999, the Company entered into numerous operating leases for vehicles and equipment. Certain of these leases contain renewal provisions and generally require the Company to pay insurance, maintenance, and other operating expenses. Total expense incurred under operating lease agreements, excluding the transactions with related parties (see
Note 15), for the years ended July 28, 2001, July 29, 2000 and July 31, 1999 was $7,095,979, $12,218,085, and $6,903,491, respectively. The future minimum obligations under these leases are $5,690,338 in 2002; $2,085,749 in 2003; $905,110 in 2004; $445,275 in 2005; $281,111 in 2006; and $62,695 thereafter.

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

                                 2001              2000              1999

Telecommunications           $763,686,502      $743,619,986      $451,178,153
Electrical utilities           15,176,301        24,333,182        21,648,758
Utility line locating          47,882,979        38,316,611        28,328,117
                             ------------      ------------      ------------
Total contract revenues      $826,745,782      $806,269,779      $501,155,028
                             ============      ============      ============

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

In the opinion of management, the following unaudited quarterly data for the years ended July 28, 2001 and July 29, 2000 reflect all adjustments necessary for a statement of operations. All such adjustments are of a normal recurring nature other than as discussed below. The Company acquired NFS ("Pooled Company") on March 8, 2000. The acquisition was accounted for as a pooling of interests and accordingly, the unaudited quarterly financial statements for the periods presented include the accounts of NFS. The quarterly data for NFS after the consummation date of the merger, is included in the Dycom data. The earnings per common share calculation for each quarter is based on the weighted average shares of common stock outstanding plus the dilutive effect of stock options. The sum of the quarters earnings per common share may not necessarily be equal to the full year earnings per common share amounts.

                                            In Whole Dollars, Except Per Share Amounts
                                 ---------------------------------------------------------------------
                                     First             Second             Third            Fourth
                                    Quarter            Quarter           Quarter           Quarter
                                    -------            -------           -------           -------
2000:
  Revenues:
    Dycom                          $160,904,275      $158,381,266      $212,260,383      $239,309,803
    Pooled Company                   16,582,837        18,831,215                --                --
                                   ------------      ------------      ------------      ------------
                                   $177,487,112      $177,212,481      $212,260,383      $239,309,803
                                   ============      ============      ============      ============


  Income Before Income Taxes:
    Dycom                          $ 20,598,493      $ 19,917,065      $ 25,715,951      $ 35,579,852
    Pooled Company                    3,450,527         3,971,593                --                --
                                   ------------      ------------      ------------      ------------
                                   $ 24,049,020      $ 23,888,658      $ 25,715,951      $ 35,579,852
                                   ============      ============      ============      ============


  Net Income:
    Dycom                          $ 12,463,231      $ 11,996,560      $ 14,496,453      $ 21,590,425
    Pooled Company                    2,085,332         2,400,239                --                --
                                   ------------      ------------      ------------      ------------
                                   $ 14,548,563      $ 14,396,799      $ 14,496,453      $ 21,590,425
                                   ============      ============      ============      ============


    Earnings per Common Share:
      Basic                        $       0.35      $       0.35      $       0.35      $       0.52
      Diluted                      $       0.35      $       0.34      $       0.34      $       0.51

2001:
  Revenues:                        $234,690,421      $195,765,314      $201,610,942      $194,679,105

  Income Before Income Taxes       $ 36,014,727      $ 22,188,285      $ 22,746,897      $ 24,033,383

  Net Income:                      $ 21,618,030      $ 13,091,089      $ 13,057,666      $ 13,643,746

    Earnings per Common Share:
      Basic                        $       0.51      $       0.31      $       0.31      $       0.32
      Diluted                      $       0.51      $       0.31      $       0.31      $       0.32

INDEPENDENT AUDITORS' REPORT



DYCOM INDUSTRIES, INC.:

We have audited the accompanying consolidated balance sheets of Dycom Industries, Inc. and subsidiaries (the "Company") as of July 28, 2001 and July 29, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dycom Industries, Inc. and subsidiaries as of July 28, 2001 and July 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 28, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP


DELOITTE & TOUCHE LLP
Certified Public Accountants
West Palm Beach, Florida

August 24, 2001

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

                                                                                 EXECUTIVE OFFICER
NAME                       AGE      OFFICE                                       SINCE

Steven E. Nielsen          38       President and Chief Executive Officer        2/26/96

Richard L. Dunn            52       Senior Vice President and                    1/28/00
                                    Chief Financial Officer

Robert J. Delark           48       Senior Vice President and                    1/27/00
                                    Chief Administrative Officer

Dennis O'Brien             42       Vice President of Corporate Development      12/4/00

Marc R. Tiller             31       General Counsel and Corporate                11/23/98
                                    Secretary

There are no family relationships among the Company's executive officers.

Steven E. Nielsen has been the Company's President and Chief Executive Officer since March 1999. Prior to that, Mr. Nielsen was the President and Chief Operating Officer of the Company from August 1996 to March 1999, and Vice President from February 1996 to August 1996.

Richard L. Dunn is the Company's Senior Vice President and Chief Financial Officer. Mr. Dunn has been employed with the Company since January 28, 2000. Mr. Dunn was previously employed by Avborne, Inc., a privately held company in the commercial aviation maintenance and repair industry, from April 1998 to January 2000 as Vice President, Finance and Chief Financial Officer. Mr. Dunn was employed by Perry Ellis International from April 1994 to April 1998 as Vice President, Finance and Chief Financial Officer. Prior to April 1994, Mr. Dunn was the Treasurer of Tyco International Ltd.

Robert J. Delark is the Company's Senior Vice President and Chief Administrative Officer. Mr. Delark has been employed with the Company since January 27, 2000. Mr. Delark was previously employed by Henkels & McCoy, a privately held telecommunications contractor, from 1982 to 2000 and served as the Chief Financial Officer.

Dennis O'Brien is the Company's Vice President and Director of Corporate Development. Mr. O'Brien has been employed with the Company since December 4, 2000. Mr. O'Brien was previously employed by Henkels & McCoy, a privately held telecommunications contractor, from 1988 to 2000 and served as Senior Director of Finance and Corporate Controller.

Marc R. Tiller is the Company's General Counsel and Corporate Secretary. Mr. Tiller has been employed with the Company since August 10, 1998. Mr. Tiller attended law school from June 1995 to May 1998 and served as a Claims Representative for Florida Farm Bureau Insurance Company during the four prior years.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K


(a) The following documents are filed as a part of this report:

                                                                                          Page


    1.  Consolidated financial statements:

        Consolidated balance sheets at July 28, 2001 and July 29, 2000                     16

        Consolidated statements of operations for the years ended July 28, 2001,
         July 29, 2000 and July 31, 1999                                                   17

        Consolidated statements of stockholders' equity for the years
         ended July 28, 2001, July 29, 2000 and July 31, 1999                              18

        Consolidated statements of cash flows for the years ended July 28, 2001,
         July 29, 2000 and July 31, 1999                                                   19

        Notes to consolidated financial statements                                         21

        Independent auditors' report                                                       37

    2.  Financial statement schedules:
        All schedules have been omitted because they are inapplicable, not required, or the information is included in the above referenced consolidated financial statements or the notes thereto.

    3.  Exhibits furnished pursuant to the requirements of Form 10-K:
        See Exhibit Index on Page 41


(b) Reports on Form 8-K:

    No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended July 28, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.

/s/ Steven E. Nielsen                                    October 9, 2001
-------------------------------                         ------------------
By: Steven E. Nielsen                                           Date
    President and
    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                         Position                                  Date
----                         --------                                  ----

/s/ Richard L. Dunn          Senior Vice President               October 9, 2001
-------------------------    and Chief Financial Officer         ---------------


/s/ Steven E. Nielsen        Chairman of the                     October 9, 2001
-------------------------    Board of Directors                  ---------------


/s/ Thomas G. Baxter         Director                            October 9, 2001
-------------------------                                        ---------------


/s/ Joseph M. Schell         Director                            October 9, 2001
-------------------------                                        ---------------


/s/ Tony G. Werner           Director                            October 9, 2001
-------------------------                                        ---------------


/s/ Ronald P. Younkin        Director                            October 9, 2001
-------------------------                                        ---------------

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

4.3               Shareholder Rights Agreement, dated April 4, 2001, between the
                  Company and the Rights Agent (which includes the Form of Rights Certificate, as Exhibit A, the Summary of Rights to
                  Purchase Preferred Stock, as Exhibit B, and the Form of
                  Articles of Amendment to the Articles of Incorporation for Series A Preferred Stock, as Exhibit C), which was filed as
                  Exhibit 1 to Form 8-A filed April 6, 2001 and is incorporated herein by reference.

10.1 Amendment two to second amended and restated credit facility agreement dated as of April 27, 1999, dated December 12, 2000 is hereby incorporated by reference from Form 10-Q filed March
                  13, 2001.

10.2* Amendment three to second amended and restated credit facility agreement dated as of April 27, 1999, dated June 4, 2001.

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

10.6*             Employment agreement for Dennis O'Brien.


11 Statement re computation of per share earnings. All information required by Exhibit 11 is presented in Note 2 of the Company's Consolidated Financial Statements in accordance with the Provision of SFAS No. 128.

21*               Subsidiaries of the Company.

23*               Consent of Deloitte & Touche LLP.