Form 10-Q
period 2001-10-27
DYCOM INDUSTRIES INC
filed 2001-12-11
CIK 67215

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

    (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 27, 2001

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________to________

                          Commission file number 0-5423

                             DYCOM INDUSTRIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                Florida                                    59-1277135
-------------------------------------------    ---------------------------------
         (State of incorporation)              (IRS Employer Identification No.)

      4440 PGA Boulevard, Suite 500
       Palm Beach Gardens, Florida                            33410
-------------------------------------------    ---------------------------------
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
                  Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding as of December 10, 2001

Common Stock, par value $0.33 1/3                       42,926,137

                             DYCOM INDUSTRIES, INC.

                                      INDEX

                                                                            Page No.
                                                                            --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets-                                   3
           October 27, 2001 and July 28, 2001

         Condensed Consolidated Statements of                                     4
           Operations for the Three Months Ended
           October 27, 2001 and October 28, 2000

         Condensed Consolidated Statements of                                   5-6
            Cash Flows for the Three Months Ended
            October 27, 2001 and October 28, 2000

         Notes to Condensed Consolidated                                       7-14
            Financial Statements

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                         15-17

Item 3. Quantitative and Qualitative Disclosures
        about Market Risk                                                        17

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                         18

SIGNATURES                                                                       19

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                            October 27,            July 28,
                                                                                               2001                  2001
                                                                                           -------------        -------------
CURRENT ASSETS:
Cash and equivalents                                                                       $ 147,924,014        $ 130,483,671
Accounts receivable, net                                                                     106,694,568          122,259,817
Costs and estimated earnings in excess of billings                                            40,245,808           36,980,314
Deferred tax assets, net                                                                       7,098,216            7,176,551
Inventories                                                                                    6,513,712            7,558,578
Other current assets                                                                           6,096,224            4,909,130
                                                                                           -------------        -------------
Total current assets                                                                         314,572,542          309,368,061
                                                                                           -------------        -------------

PROPERTY AND EQUIPMENT, net                                                                  102,348,369          109,563,716
                                                                                           -------------        -------------
OTHER ASSETS:
Goodwill, net                                                                                154,613,447          154,242,670
Intangible assets, net                                                                           263,049              286,797
Other                                                                                          2,085,252            2,234,310
                                                                                           -------------        -------------
Total other assets                                                                           156,961,748          156,763,777
                                                                                           -------------        -------------
TOTAL                                                                                      $ 573,882,659        $ 575,695,554
                                                                                           =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                           $  25,286,283        $  29,295,334
Notes payable                                                                                  2,215,771            2,272,218
Billings in excess of costs and estimated earnings                                               456,451              558,161
Accrued self-insured claims                                                                    5,763,327            5,795,734
Income taxes payable                                                                           3,707,999            1,182,832
Customer advances                                                                              5,965,077            7,226,824
Other accrued liabilities                                                                     32,320,994           38,616,546
                                                                                           -------------        -------------
Total current liabilities                                                                     75,715,902           84,947,649
                                                                                           -------------        -------------

NOTES PAYABLE                                                                                  5,781,540            6,796,381
ACCRUED SELF-INSURED CLAIMS                                                                    7,305,868            6,475,549
DEFERRED TAX LIABILITIES, net                                                                  6,852,397            6,374,716
OTHER LIABILITIES                                                                              2,136,613            2,220,409
                                                                                           -------------        -------------
Total liabilities                                                                             97,792,320          106,814,704
                                                                                           -------------        -------------
COMMITMENTS AND CONTINGENCIES, Note 10

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share:
    1,000,000 shares authorized: no shares issued and outstanding                                     --                   --
Common stock, par value $.33 1/3 per share:
    150,000,000 shares authorized: 43,006,993 and 42,964,193
    issued and outstanding, respectively                                                      14,335,665           14,321,398
Additional paid-in capital                                                                   251,051,502          250,731,286
Retained earnings                                                                            211,853,579          203,828,166
Treasury stock, at cost: 81,700 shares                                                        (1,150,407)                  --
                                                                                           -------------        -------------
Total stockholders' equity                                                                   476,090,339          468,880,850
                                                                                           -------------        -------------

TOTAL                                                                                      $ 573,882,659        $ 575,695,554
                                                                                           =============        =============

See notes to condensed consolidated financial statements--unaudited

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                             For the Three Months Ended
                                                                                          -------------------------------
                                                                                           October 27,       October 28,
                                                                                               2001              2000
                                                                                           ------------      ------------
Revenues:
Contract revenues earned                                                                   $167,814,646      $234,690,421
                                                                                           ------------      ------------

Expenses:
Costs of earned revenues, excluding depreciation                                            130,223,981       172,987,011
General and administrative                                                                   16,081,088        18,134,737
Depreciation and amortization                                                                 9,041,259         9,133,325
                                                                                           ------------      ------------
Total                                                                                       155,346,328       200,255,073
                                                                                           ------------      ------------

Interest income, net                                                                            926,292         1,302,886
Other income, net                                                                               347,035           276,493
                                                                                           ------------      ------------

INCOME BEFORE INCOME TAXES                                                                   13,741,645        36,014,727
                                                                                           ------------      ------------

PROVISION FOR INCOME TAXES:
Current                                                                                       5,286,190        14,222,094
Deferred                                                                                        430,042           174,603
                                                                                           ------------      ------------
Total                                                                                         5,716,232        14,396,697
                                                                                           ------------      ------------

NET INCOME                                                                                 $  8,025,413      $ 21,618,030
                                                                                           ============      ============

EARNINGS PER COMMON SHARE:
Basic                                                                                      $       0.19      $       0.51
                                                                                           ============      ============

Diluted                                                                                    $       0.19      $       0.51
                                                                                           ============      ============

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:

Basic                                                                                        42,946,969        41,988,910
                                                                                           ============      ============

Diluted                                                                                      43,014,474        42,649,136
                                                                                           ============      ============

See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                               For the Three Months Ended
                                                                                          -----------------------------------
                                                                                            October 27,           October 28,
                                                                                               2001                  2000
                                                                                           -------------         -------------
Increase (Decrease) in Cash and Equivalents from:
OPERATING ACTIVITIES:
Net income                                                                                 $   8,025,413         $  21,618,030
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization                                                                  9,041,259             9,133,325
Gain on disposal of assets                                                                      (205,797)             (124,006)
Deferred income taxes                                                                            430,042               174,603
Change in assets and liabilities:
Accounts receivable, net                                                                      15,565,249               (67,616)
Unbilled revenues, net                                                                        (3,367,204)              906,561
Other current assets                                                                            (142,228)             (360,850)
Other assets                                                                                     149,058              (519,549)
Accounts payable                                                                              (4,009,051)           (7,139,277)
Customer advances                                                                             (1,261,747)            1,716,553
Accrued self-insured claims and other liabilities                                             (5,455,463)          (12,197,521)
Accrued income taxes                                                                           2,525,167             7,767,773
                                                                                           -------------         -------------
Net cash inflow from operating activities                                                     21,294,698            20,908,026
                                                                                           -------------         -------------

INVESTING ACTIVITIES:
Capital expenditures                                                                          (2,467,021)          (15,338,700)
Proceeds from sale of assets                                                                     613,740               312,271
Acquisition expenditures, net of cash acquired                                                         0            (2,514,621)
                                                                                           -------------         -------------
Net cash outflow from investing activities                                                    (1,853,281)          (17,541,050)
                                                                                           -------------         -------------

FINANCING ACTIVITIES:
Principal payments on notes payable and bank lines-of-credit                                  (1,185,151)           (1,569,690)
Exercise of stock options                                                                        334,484             2,028,881
Acquisition of treasury stock                                                                 (1,150,407)                    0
                                                                                           -------------         -------------
Net cash (outflow)/inflow from financing activities                                           (2,001,074)              459,191
                                                                                           -------------         -------------

NET CASH INFLOW FROM ALL ACTIVITIES                                                           17,440,343             3,826,167

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                  130,483,671           105,701,950
                                                                                           -------------         -------------

CASH AND EQUIVALENTS AT END OF PERIOD                                                      $ 147,924,014         $ 109,528,117
                                                                                           =============         =============

See notes to condensed consolidated financial statements--unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

                                                                                             For the Three Months Ended
                                                                                           -----------------------------
                                                                                           October 27,       October 28,
                                                                                              2001              2000
                                                                                           -----------       -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest                                                                                   $  134,742        $  261,914
Income taxes                                                                               $2,640,061        $6,628,924

Property and equipment acquired and financed with:
Notes payable                                                                              $  113,863        $  280,280

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

1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--Unaudited

The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. ("Dycom" or the "Company") as of October 27, 2001 and July 28, 2001, and the related condensed consolidated statements of operations and cash flows for the three months ended October 27, 2001 and October 28, 2000 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended October 27, 2001 are not necessarily indicative of the results which may be expected for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The condensed consolidated financial statements are unaudited. These statements include Dycom Industries, Inc. and its subsidiaries, all of which are wholly owned.

During fiscal 2001, the Company acquired Point to Point Communications, Inc. ("PTP"), Stevens Communications, Inc. ("SCI"), and Nichols Holding, Inc. ("NCI"). These transactions were accounted for using the purchase method of accounting. The Company's results include the results of PTP, SCI and NCI from their respective acquisition dates until October 27, 2001.

The Company's operations consist primarily of providing specialty contracting services to the telecommunications and electrical utility industries. All material intercompany accounts and transactions have been eliminated.

CHANGE IN FISCAL YEAR -- On September 29, 1999, the Company changed to a fiscal year with 52 or 53 week periods ending on the last Saturday of July. This Quarterly Report presents financial information for the first quarter of fiscal 2002, beginning July 29, 2001 and ending October 27, 2001.

USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

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

"Costs and estimated earnings in excess of billings" primarily relates to revenues for completed but unbilled units under unit based contracts, as well as revenues recognized under the percentage-of-completion method for long term contracts. For those contracts in which billings exceed contract revenues recognized to date, such excesses are included in the caption "billings in excess of costs and estimated earnings."

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

INTANGIBLE ASSETS -- As of July 29, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment on an annual basis, or more frequently if indicators of an impairment in value arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle for the first quarter of fiscal year 2002. Subsequent impairment losses will be reflected in operating income or loss in the consolidated statements of operation.

The following unaudited pro forma summary presents the Company's net income and per share information as if the Company had been accounting for its goodwill under SFAS No. 142 for all periods presented:

                                                               Three Months Ended
                                                        ---------------------------------
                                                        October 27,           October 28,
                                                           2001                  2000
                                                        -----------          ------------
Reported net income                                     $ 8,025,413          $ 21,618,030

Add back goodwill amortization, net of tax                        0               807,000
                                                        -----------          ------------

Adjusted net income                                     $ 8,025,413          $ 22,425,030
                                                        ===========          ============

Reported basic earnings per share                       $      0.19          $       0.51

Add back goodwill amortization, net of tax                     0.00                  0.02
                                                        -----------          ------------

Adjusted basic earnings per share                       $      0.19          $       0.53
                                                        ===========          ============

Reported diluted earnings per share                     $      0.19          $       0.51

Add back goodwill amortization, net of tax                     0.00                  0.02
                                                        -----------          ------------

Adjusted diluted earnings per share                     $      0.19          $       0.53
                                                        ===========          ============

Information regarding the Company's other intangible assets is as follows:

                                     As of October 27, 2001                         As of July 28, 2001
                                  ---------------------------                   ---------------------------
                                  Carrying       Accumulated     Weighted       Carrying       Accumulated
                                   Amount        Amortization   Average Life     Amount        Amortization
                                  ---------------------------   ------------    ---------------------------
Licenses                          $ 51,030        $ 17,991          5.0          $ 51,030        $ 15,508
Covenants not to Compete           561,960         331,950          9.5           567,950         316,675
                                  ------------------------         ----          ------------------------

Total                             $612,990        $349,941          7.5          $618,980        $332,183
                                  ========================         ====          ========================

Amortization expense was $18,082 and $1,143,201 for the three months ended October 27, 2001 and October 28, 2000, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal year ending July :                                  Amount:
                 2002                                     $ 72,329
                 2003                                     $ 72,329
                 2004                                     $ 59,937
                 2005                                     $ 55,727
                 2006                                     $ 20,809

Goodwill is net of accumulated amortization of approximately $12.8 million at October 27, 2001 and July 28, 2001, respectively.

SELF-INSURED CLAIMS LIABILITY -- The Company retains the risk, up to certain limits, for automobile and general liability, workers' compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $7,880,051 and $6,205,274 at October 27, 2001 and July 28, 2001,
respectively. The determination of such claims and expenses and the appropriateness of the related liability is periodically reviewed and updated.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is in the process of determining the impact, if any, on the financial results of the Company.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The adoption of SFAS No. 141 did not have an impact on the Company's financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets," SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company adopted SFAS No. 142 in this quarter, eliminating the amortization of goodwill. The Company will test goodwill for impairment during fiscal 2002 and, if necessary, adjust the carrying value of goodwill.

3.       COMPUTATION OF PER SHARE EARNINGS


The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS No. 128.

                                                                          For the Three Months Ended
                                                                      ----------------------------------
                                                                      October 27,            October 28,
                                                                          2001                  2000
                                                                      ------------          ------------
Net income available to common stockholders (numerator)               $  8,025,413          $ 21,618,030
                                                                      ============          ============
Weighted-average number of common shares (denominator)                  42,946,969            41,988,910
                                                                      ============          ============
Earnings per common share-basic                                       $       0.19          $       0.51
                                                                      ============          ============

Weighted-average number of common shares                                42,946,969            41,988,910
Potential common stock arising from stock options                           67,505               660,226
                                                                      ------------          ------------
Total shares (denominator)                                              43,014,474            42,649,136
                                                                      ============          ============
Earnings per common share-diluted                                     $       0.19          $       0.51
                                                                      ============          ============

4.       ACQUISITIONS


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


The Company has recorded these acquisitions using the purchase method of accounting. Under SFAS No. 142, all acquired goodwill associated with these acquisitions is no longer being amortized, but rather reviewed annually for impairment. The operating results of the companies acquired are included in the accompanying consolidated condensed financial statements from their respective date of purchase.


The following unaudited pro forma summary presents the consolidated results of operations of the Company as if all acquisitions had occurred on July 30, 2000:


                                               For the Three Months Ended
                                         ---------------------------------------

                                         October 27,                October 28,
                                             2001                       2000
                                         ------------               ------------
Total revenues                           $167,814,646               $263,046,447
Income before income taxes                 13,741,645                 41,001,222
Net income                                  8,025,413                 24,327,208

Earnings per share:
Basic                                    $       0.19               $       0.57
Diluted                                  $       0.19               $       0.56

In connection with each of the acquisitions referred to above, the Company entered into employment contracts with certain executive officers of each of the acquired companies varying in length from three to six years.

5.       ACCOUNTS RECEIVABLE


Accounts receivable consist of the following:

                                                   October 27,                  July 28,
                                                      2001                         2001
                                                   ------------               ------------
Contract billings                                  $ 97,651,521               $112,522,872
Retainage                                            10,389,566                 10,887,430
Other receivables                                     1,447,608                  1,735,260
                                                   ------------               ------------
Total                                               109,488,695                125,145,562
Less allowance for doubtful accounts                  2,794,127                  2,885,745
                                                   ------------               ------------
Accounts receivable, net                           $106,694,568               $122,259,817
                                                   ============               ============


For the periods indicated, the allowance for doubtful accounts changed as follows:

                                                                                           For the Three Months Ended
                                                                                       --------------------------------------
                                                                                       October 27,                October 28,
                                                                                           2001                       2000
                                                                                       -----------                -----------
Allowance for doubtful accounts at 7/28/2001 and 7/29/2000, respectively               $ 2,885,745                $ 4,120,232
Additions charged to bad debt expense                                                       47,693                    278,312
Amounts charged against the allowance, net of recoveries                                  (139,311)                    (9,855)
                                                                                       -----------                -----------
Allowance for doubtful accounts                                                        $ 2,794,127                $ 4,388,689
                                                                                       ===========                ===========


As of October 27, 2001 and July 28, 2001, the Company expected to collect all of its retainage balances within twelve months.

6.       COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS


The accompanying consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:


                                                                 October 27,                July 28,
                                                                     2001                      2001
                                                                 -----------               -----------
Costs incurred on contracts in progress                          $33,852,493               $29,765,794
Estimated to date earnings                                        11,097,947                 9,919,190
                                                                 -----------               -----------
Total costs and estimated earnings                                44,950,440                39,684,984
Less billings to date                                              5,161,083                 3,262,831
                                                                 -----------               -----------
                                                                 $39,789,357               $36,422,153
                                                                 ===========               ===========

Included in the accompanying consolidated
  balance sheets under the captions:
Costs and estimated earnings in excess of billings               $40,245,808               $36,980,314
Billings in excess of costs and estimated earnings                   456,451                   558,161
                                                                 -----------               -----------
                                                                 $39,789,357               $36,422,153
                                                                 ===========               ===========


As stated in Note 1, the Company performs services under short-term, unit based and long-term, percentage-of-completion contracts. The amounts presented above aggregate the effects of these two types of contracts.

7. PROPERTY AND EQUIPMENT

The accompanying consolidated balance sheets include the following property and equipment:

                                                   October 27,            July 28,
                                                       2001                 2001
                                                  ------------          ------------
Land                                              $  3,361,750          $  3,361,750
Buildings                                            6,498,975             6,480,120
Leasehold improvements                               1,727,025             1,683,123
Vehicles                                           119,798,724           119,466,981
Equipment and machinery                             79,952,834            80,609,844
Furniture and fixtures                              14,089,728            13,682,891
                                                  ------------          ------------
Total                                              225,429,036           225,284,709
Less accumulated depreciation                      123,080,667           115,720,993
                                                  ------------          ------------
Property and equipment, net                       $102,348,369          $109,563,716
                                                  ============          ============

Maintenance and repairs of property and equipment amounted to $2,438,283 and $4,093,283 for the three months ended October 27, 2001 and October 28, 2000, respectively.

8. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

                                                     For the Three Months Ended
                                                  --------------------------------
                                                  October 27,           July 28,
                                                     2001                 2001
                                                  -----------          -----------
Accrued payroll and related taxes                 $13,309,998          $14,079,386
Accrued employee benefit costs                      4,551,239            9,480,643
Accrued construction costs                          4,291,541            3,259,131
Other                                              10,168,216           11,797,386
                                                  -----------          -----------

Accrued Liabilities                               $32,320,994          $38,616,546
                                                  ===========          ===========

9. NOTES PAYABLE

Notes payable are summarized by type of borrowings as follows:

                                                   October 27,            July 28,
                                                      2001                  2001
                                                  ------------          ------------
Bank Credit Agreement:
Term loan                                         $  7,750,000          $  8,750,000
Capital lease obligations                                4,721                 6,743
Equipment loans                                        242,590               311,856
                                                  ------------          ------------
Total                                                7,997,311             9,068,599
Less current portion                                 2,215,771             2,272,218
                                                  ------------          ------------
Notes payable - non-current                       $  5,781,540          $  6,796,381
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

The Company had outstanding standby letters of credit of $17.0 million at October 27, 2001, all of which are letters of credit issued to the Company's insurance administrators as part of its self-insurance program.

The revolving working capital facility bears interest, at the option of the Company, at the bank's prime interest rate minus 1.25% or LIBOR plus 1.125%. As of October 27, 2001, there was no outstanding balance on this facility resulting in an available borrowing capacity of $50.0 million.

The outstanding loans under the equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the bank's prime interest rate minus 0.875% or LIBOR plus 1.375%. The advances under the equipment acquisition and small business purchase facility are converted to term loans with maturities not to exceed 48 months. The outstanding principal on the equipment term loans is payable in monthly installments through May 2003. There were no amounts outstanding on the equipment acquisition and small business purchase facility at October 27, 2001, resulting in available borrowing capacity of $71.1 million. The available borrowing capacity on this nonrevolving facility has been reduced due to prior borrowings which have been repaid in full.

The term loan bears interest, at the option of the Company, at the bank's prime interest rate minus 0.625% or LIBOR plus 1.625%. Principal and interest is payable in semiannual installments through April 2004. The amount outstanding on the term loan was $7.8 million at October 27, 2001 and bore interest at the rate of 6.06%.

The bank credit agreement requires the Company to maintain certain financial covenants and conditions, as well as restricts the encumbrances of assets and the creation of indebtedness, and limits the payment of cash dividends. No cash dividends were paid during the periods presented. At October 27, 2001, the Company was in compliance with all financial covenants and conditions under the credit agreement.

In addition to the borrowings under the amended bank credit agreement, certain subsidiaries have outstanding obligations under capital leases and other equipment financing arrangements. The obligations are payable in monthly installments expiring at various dates through April 2005.

Interest costs incurred on notes payable, all of which were expensed, during the three months ended October 27, 2001 and October 28, 2000 were $125,314 and $262,158, respectively.

The interest rates on notes payable under the bank credit agreement are at current rates and, therefore, the carrying amount approximates fair value.

10. COMMITMENTS AND CONTINGENCIES

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

In June 2001, the Board of Directors approved a resolution authorizing management to repurchase up to $25.0 million of the Company's issued and outstanding stock over an eighteen month period. Funds used for the share repurchase will be generated from free cash flow. Through December 10, 2001, approximately 82,000 shares having an aggregate cost of approximately $1.2 million had been repurchased under this program to be placed in treasury.

On November 19, 2000, the Company granted key employees under the 1998 Plan options to purchase 116,500 shares of common stock. The options were granted at $14.34, the fair market value on the date of grant. The Company has reserved 240,000 shares of common stock under the 2001 Directors Stock Option Plan
(the "2001 Directors Plan") which was approved by the shareholders on November 20,2001. On November 20, 2001, the Company granted certain non-employee Directors under the 2001 Directors Plan options to purchase an aggregate of 16,000 shares of common stock. The options were granted at $15.00, the fair market value on the date of grant.

12. SEGMENT INFORMATION

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

                                                      For the Three Months Ended
                                                  ----------------------------------
                                                   October 27,           October 28,
                                                      2001                  2000
                                                  ------------          ------------
Telecommunications                                $150,670,124          $220,600,525
Electrical utilities                                 2,976,947             4,188,718
Utility line locating                               14,167,575             9,901,178
                                                  ------------          ------------
Total contract revenues                           $167,814,646          $234,690,421
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

Results Of Operations

The following table sets forth, as a percentage of contract revenues earned, certain items in the Company's condensed consolidated statements of operations for the periods indicated:

                                                            For the Three Months Ended
                                                         ----------------------------------
                                                         October 27,            October 28,
                                                            2001                   2000
                                                         -----------            -----------
Revenues:
Contract revenues earned                                    100.0%                 100.0%

Expenses:
  Cost of earned revenues, excluding depreciation            77.6                   73.7
  General and administrative                                  9.6                    7.7
  Depreciation and amortization                               5.4                    3.9
                                                           ------                 ------
Total expenses                                               92.6                   85.3
                                                           ------                 ------

Interest income, net                                          0.6                    0.6
Other income, net                                             0.2                    0.1
                                                           ------                 ------
Income before income taxes                                    8.2                   15.4
                                                           ------                 ------

Provision for income taxes                                    3.4                    6.1
                                                           ------                 ------

Net income                                                    4.8%                   9.3%
                                                           ======                 ======

REVENUES. Contract revenues decreased $66.9 million, or 28.5%, to $167.8 million in the quarter ending October 27, 2001 from $234.7 million in the quarter ended October 28, 2000. Of this decrease, $69.9 million was attributable to specialty contracting services provided to telecommunications companies, $1.2 million was attributable to construction and maintenance services provided to electrical utilities, offset by an increase of $4.2 million in underground utility locating services provided to various utilities.

During the quarter ended October 27, 2001, the Company recognized $150.7 million of contract revenues from telecommunications services as compared to $220.6 million for the quarter ended October 28, 2000. The decrease in the Company's telecommunications service revenues reflects a decreased volume of projects and activities associated with cable television services, fiber services, and master services agreements. The Company recognized contract revenues of $3.0 million from electric construction and maintenance services in the quarter ended October 27, 2001 as compared to $4.2 million in the quarter ended October 28, 2000. The Company recognized contract revenues of $14.1 million from underground utility locating services in the quarter ended October 27, 2001 as compared to $9.9 million in the quarter ended October 28, 2000. Acquisitions subsequent to October 28, 2000 contributed $13.8 million of contract revenues during the quarter ended October 27, 2001, primarily in contract revenues from telecommunications services.

Contract revenues from multi-year master service agreements and other long-term agreements represented 83.3% of total contract revenues in the quarter ended October 27, 2001 as compared to 72.1% in the quarter ended October 28, 2000, of which contract revenues from multi-year master service agreements represented 48.8% of total contract revenues in the quarter ended October 27, 2001 as compared to 42.1% in the quarter ended October 28, 2000.

COSTS OF EARNED REVENUES. Costs of earned revenues decreased $42.8 million to $130.2 million in the quarter ended October 27, 2001 from $173.0 million in the quarter ended October 28, 2000, and increased as a percentage of contract revenues to 77.6% from

73.7%. Subcontractor costs, direct labor and direct materials declined by 4.9% as a percentage of contract revenues while other direct costs increased by 8.8%.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $2.0 million to $16.1 million in the quarter ended October 27, 2001 from $18.1 million in the quarter ended October 28, 2000. The decrease in general and administrative expenses for the quarter ended October 27, 2001 as compared to the quarter ended October 28, 2000, was primarily attributable to decreases in bonuses, employee benefits, and payroll taxes of $2.4 million. General and administrative expenses increased as a percentage of contract revenues to 9.6% from 7.7% in the quarter ended October 27, 2001 as compared to the quarter ended October 28, 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $0.1 million to $9.0 million in the quarter ending October 27, 2001 as compared to $9.1 million in the quarter ended October 28, 2000, but increased as a percentage of contract revenues to 5.4% from 3.9%. This decrease was a result of the elimination of amortization of goodwill of $1.1 million in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" offset by an increase in depreciation expense of $1.0 million.

INTEREST INCOME, NET. Interest income, net decreased $0.4 million to $0.9 million in the quarter ended October 27, 2001 from $1.3 million in the quarter ended October 28, 2000. The decrease was due primarily to declining interest rates partially offset by increases in cash and equivalents.

INCOME TAXES. The provision for income taxes was $5.7 million in the three months ended October 27, 2001 as compared to $14.4 million in the same period last year. The Company's effective tax rate was 41.6% in the three months ended October 27, 2001 as compared to 40.0% in the same period last year. The effective tax rate differs from the statutory rate due to state income taxes and non-deductible expenses for tax purposes.

Liquidity and Capital Resources

The Company's needs for capital are attributable primarily to its needs for equipment to support its contractual commitments to customers and its needs for working capital sufficient for general corporate purposes. Capital expenditures have been primarily financed by internal cash flow supplemented with operating and capital leases and bank borrowings. The Company's sources of cash have historically been from operating activities, equity offerings, bank borrowings, and from proceeds arising from the sale of idle and surplus equipment and real property.

To the extent that the Company seeks to grow by acquisitions that involve consideration other than Company stock, the Company's capital requirements may increase, although the Company is not currently subject to any commitments or obligations with respect to any acquisitions.

For the three months ended October 27, 2001, net cash provided by operating activities was $21.3 million compared to $20.9 million for the three months ended October 28, 2000. Net income and non-cash charges are the primary sources of operating cash flow. Working capital items generated $3.0 million of operating cash flow for the three-month period ended October 27, 2001 principally through a decrease in accounts receivable offset by a decrease in accrued liabilities.

In the three months ended October 27, 2001, net cash used in investing activities was $1.9 million as compared to $17.5 million for the same period last year. For the three months ended October 27, 2001, capital expenditures of $2.5 million were for the normal replacement of equipment, offset by $0.6 million in proceeds from sale of idle assets.

In the three months ended October 27, 2001, net cash used in financing activities was $2.0 million, which was primarily attributable to principal payments on long-term notes and the acquisition of treasury stock.

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

The Company had outstanding standby letters of credit of $17.0 million at October 27, 2001, all of which are letters of credit issued to the Company's insurance administrators as part of its self-insurance program.

The revolving working capital facility bears interest, at the option of the Company, at the bank's prime interest rate minus 1.25% or LIBOR plus 1.125%. As of October 27, 2001, there was no outstanding balance on this facility resulting in an available borrowing capacity of $50.0 million.

The outstanding loans under the equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the bank's prime interest rate minus 0.875% or LIBOR plus 1.375%. The advances under the equipment acquisition and small business purchase facility are converted to term loans with maturities not to exceed 48 months. The outstanding principal on the equipment term loans is payable in monthly installments through May 2003. There were no amounts outstanding on the equipment acquisition and small business purchase facility at October 27, 2001, resulting in available borrowing capacity of $71.1 million. The available borrowing capacity on this nonrevolving facility has been reduced due to prior borrowings, which have been repaid in full.

The term loan bears interest, at the option of the Company, at the bank's prime interest rate minus 0.625% or LIBOR plus 1.625%. Principal and interest is payable in semiannual installments through April 2004. The amount outstanding on the term loan was $7.8 million at October 27, 2001 and bore interest at the rate of 6.06%.

The bank credit agreement requires the Company to maintain certain financial covenants and conditions, as well as restricts the encumbrances of assets and the creation of indebtedness, and limits the payment of cash dividends. No cash dividends were paid during the periods presented. At October 27, 2001, the Company was in compliance with all covenants and conditions under the credit agreement.

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

On June 4, 2001, the Company announced that the Board of Directors had authorized a program to repurchase up to $25 million worth of the Company's common stock over an eighteen month period. Any such repurchases will be made in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of its common stock, and the plan may be suspended at any time at the Company's discretion. As of December 10, 2001, the Company had repurchased approximately 82,000 shares of the Company's stock having an aggregate cost of approximately $1.2 million.

Special Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the Notes to Condensed Financial Statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements. The words "believe," "expect," "anticipate," "intend," "forecast," "project," and similar expressions identify forward looking statements. Such statements may include, but may not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financial needs or plans and the availability of financing, and plans relating to services of the Company, as well as assumptions relating to the foregoing. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no significant holdings of derivative financial or commodity instruments at October 27, 2001. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. At October 27, 2001, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that reasonably possible near-term changes in interest rates should not material affect the Company's financial position, results or operations or cash flows.

PART II. OTHER INFORMATION

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

(b) Reports on Form 8-K

No reports of 8-K were filed on behalf of the Registrant during the quarter ended October 27, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DYCOM INDUSTRIES, INC.

Registrant



Date:         December 10, 2001        /s/ Steven E. Nielsen
                                       -----------------------------------------
                                       Steven E. Nielsen

                                       President and Chief Executive Officer



Date:         December 10, 2001        /s/ Richard L. Dunn
                                       -----------------------------------------
                                       Richard L. Dunn

                                       Senior Vice President, Chief Financial
                                       Officer and Principal Accounting Officer