Form 10-Q
period 2002-01-26
DYCOM INDUSTRIES INC
filed 2002-03-12
CIK 67215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 26, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 0-5423

DYCOM INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Florida	59-1277135

(State of incorporation)	(I.R.S. Employer Identification No.)
4440 PGA Boulevard, Suite 500 Palm Beach Gardens, Florida	33410

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (561) 627-7171

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $0.33 1/3	Outstanding as of March 12, 2002 47,797,127

DYCOM INDUSTRIES, INC.

INDEX

Page No.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets-	3
January 26, 2002 and July 28, 2001
Condensed Consolidated Statements of	4
Operations for the Three Months Ended January 26, 2002 and January 27, 2001
Condensed Consolidated Statements of	5
Operations for the Six Months Ended January 26, 2002 and January 27, 2001
Condensed Consolidated Statements of	6-7
Cash Flows for the Six Months Ended January 26, 2002 and January 27, 2001
Notes to Condensed Consolidated	8-17
Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 5. Other Information	24
Item 6. Exhibits and Reports on Form 8-K	24
SIGNATURES	25

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 26,	July 28,
	2002	2001

CURRENT ASSETS:
Cash and equivalents	$173,319,264	$130,483,671
Accounts receivable, net	89,820,523	122,259,817
Costs and estimated earnings in excess of billings	25,952,265	36,980,314
Deferred tax assets, net	7,690,507	7,176,551
Inventories	6,177,893	7,558,578
Other current assets	6,458,885	4,909,130

Total current assets	309,419,337	309,368,061

PROPERTY AND EQUIPMENT, net	97,592,451	109,563,716

OTHER ASSETS:
Goodwill, net	155,031,629	154,242,670
Intangible assets, net	245,026	286,797
Other	3,238,039	2,234,310

Total other assets	158,514,694	156,763,777

TOTAL	$565,526,482	$575,695,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,502,933	$29,295,334
Notes payable	2,119,080	2,272,218
Billings in excess of costs and estimated earnings	1,463,136	558,161
Accrued self-insured claims	6,355,525	5,795,734
Income taxes payable	—	1,182,832
Customer advances	5,002,273	7,226,824
Other accrued liabilities	28,214,836	38,616,546

Total current liabilities	61,657,783	84,947,649

NOTES PAYABLE	5,775,741	6,796,381
ACCRUED SELF-INSURED CLAIMS	8,022,018	6,475,549
DEFERRED TAX LIABILITIES, net	6,748,998	6,374,716
OTHER LIABILITIES	2,050,365	2,220,409

Total liabilities	84,254,905	106,814,704

COMMITMENTS AND CONTINGENCIES, Note 10
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $.33 1/3 per share:
150,000,000 shares authorized: 43,008,366 and 42,964,193 issued and outstanding, respectively	14,336,122	14,321,398
Additional paid-in capital	251,224,034	250,731,286
Retained earnings	216,861,828	203,828,166
Treasury stock, at cost: 81,700 shares	(1,150,407)	—

Total stockholders’ equity	481,271,577	468,880,850

TOTAL	$565,526,482	$575,695,554

     See notes to condensed consolidated financial statements – unaudited

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended

	January 26,	January 27,
	2002	2001

REVENUES:
Contract revenues earned	$138,282,262	$195,765,314

EXPENSES:
Costs of earned revenues, excluding depreciation	106,720,647	147,235,563
General and administrative	15,261,836	18,187,339
Depreciation and amortization	8,680,574	9,851,659

Total	130,663,057	175,274,561

Interest income, net	679,325	1,104,784
Other income, net	447,800	592,748

INCOME BEFORE INCOME TAXES	8,746,330	22,188,285

PROVISION FOR INCOME TAXES:
Current	4,433,771	9,155,696
Deferred	(695,690)	(58,500)

Total	3,738,081	9,097,196

NET INCOME	$5,008,249	$13,091,089

EARNINGS PER COMMON SHARE:
Basic	$0.12	$0.31

Diluted	$0.12	$0.31

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	42,925,983	42,249,501

Diluted	43,061,255	42,731,489

     See notes to condensed consolidated financial statements – unaudited

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended

	January 26,	January 27,
	2002	2001

REVENUES:
Contract revenues earned	$306,096,908	$430,455,735

EXPENSES:
Costs of earned revenues, excluding depreciation	236,944,628	320,222,574
General and administrative	31,342,924	36,322,076
Depreciation and amortization	17,721,833	18,984,984

Total	286,009,385	375,529,634

Interest income, net	1,605,617	2,407,670
Other income, net	794,835	869,241

INCOME BEFORE INCOME TAXES	22,487,975	58,203,012

PROVISION FOR INCOME TAXES:
Current	9,719,961	23,377,790
Deferred	(265,648)	116,103

Total	9,454,313	23,493,893

NET INCOME	$13,033,662	$34,709,119

EARNINGS PER COMMON SHARE:
Basic	$0.30	$0.82

Diluted	$0.30	$0.81

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	42,936,476	42,120,423

Diluted	43,036,198	42,699,338

     See notes to condensed consolidated financial statements – unaudited

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended

	January 26,	January 27,
	2002	2001

Increase (Decrease) in Cash and Equivalents from:
OPERATING ACTIVITIES:
Net Income	$13,033,662	$34,709,119
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	17,721,833	18,984,984
Gain on disposal of assets	(409,511)	(410,922)
Deferred income taxes	(265,648)	116,103
Change in assets and liabilities:
Accounts receivable, net	32,439,294	20,059,079
Unbilled revenues, net	11,933,024	23,306,481
Other current assets	(169,070)	2,837,322
Other assets	(1,419,103)	129,141
Accounts payable	(10,792,401)	(13,884,206)
Customer advances	(2,224,551)	(422,773)
Accrued self-insured claims and other liabilities	(8,465,494)	(19,154,618)
Accrued income taxes	(1,020,979)	(1,691,929)

Net cash inflow from operating activities	50,361,056	64,577,781

INVESTING ACTIVITIES:
Capital expenditures	(6,818,403)	(27,688,845)
Proceeds from sale of assets	1,452,560	972,018
Acquisition expenditures, net of cash acquired	—	(59,464,435)

Net cash outflow from investing activities	(5,365,843)	(86,181,262)

FINANCING ACTIVITIES:
Principal payments on notes payable and bank lines-of-credit	(1,354,833)	(4,035,655)
Exercise of stock options	345,620	2,088,467
Acquisition of treasury stock	(1,150,407)	—

Net cash outflow from financing activities	(2,159,620)	(1,947,188)

NET CASH INFLOW (OUTFLOW) FROM ALL ACTIVITIES	42,835,593	(23,550,669)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	130,483,671	105,701,950

CASH AND EQUIVALENTS AT END OF PERIOD	$173,319,264	$82,151,281

     See notes to condensed consolidated financial statements – unaudited

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Six Months Ended

	January 26,	January 27,
	2002	2001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$269,139	$505,945
Income taxes	11,834,469	28,888,813
Property and equipment acquired and financed with:
Notes payable	147,459	280,280
Income tax benefit from stock options exercised	$161,852	$3,819,860
During the six months ended January 27, 2001, the Company acquired all of the capital stock of Cable Connectors, Inc., Schaumburg Enterprises, Inc., Point to Point Communications, Inc., and Stevens Communications, Inc. at a cost of $85.2 million. In conjunction with these acquisitions, assets acquired and liabilities assumed were as follows:

Fair market value of assets acquired, including goodwill		$96,639,128
Consideration paid (including $17.0 million of common stock issued)		85,235,895

Fair market value of liabilities assumed		$11,403,233

     See notes to condensed consolidated financial statements – unaudited.

1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. (“Dycom” or the “Company”) as of January 26, 2002 and July 28, 2001, and the related condensed consolidated statements of operations for the three and six months ended January 26, 2002 and January 27, 2001 and the condensed consolidated statements of cash flows for the six months ended January 26, 2002 and January 27, 2001 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and six months ended January 26, 2002 are not necessarily indicative of the results which may be expected for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION – The condensed consolidated financial statements are unaudited. These statements include Dycom Industries, Inc. and its subsidiaries, all of which are wholly owned.

During fiscal 2001, the Company acquired Point to Point Communications, Inc. (“PTP”), Stevens Communications, Inc. (“SCI”), and Nichols Holding, Inc. (“NCI”). These transactions were accounted for using the purchase method of accounting. The Company’s results include the results of these acquisitions from their respective acquisition dates until January 26, 2002.

The Company’s operations consist primarily of providing specialty contracting services to the telecommunications and electrical utility industries. All material intercompany accounts and transactions have been eliminated.

CHANGE IN FISCAL YEAR — On September 29, 1999, the Company changed to a fiscal year with 52 or 53 week periods ending on the last Saturday of July. This Quarterly Report presents financial information for the first and second quarters of fiscal 2002, beginning July 29, 2001 and ending January 26, 2002.

USE OF ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

Estimates are used in the Company’s revenue recognition of work-in-process, allowance for doubtful accounts, self-insured claims liability, depreciation and amortization, and in the estimated lives of assets, including intangibles.

REVENUE — Income on short-term contracts is recognized as the related work is completed. Work-in-process on unit contracts is based on work performed but not billed. Income on long-term contracts is recognized on the percentage-of-completion method based primarily on the ratio of contract costs incurred to date to total estimated contract costs. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

“Costs and estimated earnings in excess of billings” primarily relates to revenues for completed but unbilled units under unit based contracts, as well as revenues recognized under the percentage-of-completion method for long-term contracts. For those contracts in which billings exceed contract revenues recognized to date, such excesses are included in the caption “billings in excess of costs and estimated earnings.”

CASH AND EQUIVALENTS — Cash and equivalents include cash balances on deposit in banks, overnight repurchase agreements, certificates of deposit, commercial paper, and various other financial instruments having an original maturity of three months or less. For purposes of the consolidated statements of cash flows, the Company considers these amounts to be cash equivalents.

INVENTORIES — Inventories consist primarily of materials and supplies used to complete certain of the Company’s business. The Company values these inventories using the first-in, first-out method. The Company periodically reviews the appropriateness of the carrying value of its inventories. The Company records a reserve for obsolescence if inventories are not expected to be used in the Company’s normal course of business. No reserve has been recorded in the periods presented.

PROPERTY AND EQUIPMENT — Property and equipment is stated at cost. Depreciation and amortization are computed over the estimated useful life of the assets utilizing the straight-line method. The estimated useful service lives of the assets are: buildings —20-31 years; leasehold improvements — the term of the respective lease or the estimated useful life of the improvements, whichever is shorter; vehicles — 3-7 years; equipment and machinery — 2-10 years; and furniture and fixtures — 3-10 years. Maintenance and repairs are expensed as incurred; expenditures that enhance the value of the property or extend its useful life are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

INTANGIBLE ASSETS — As of July 29, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment on an annual basis, or more frequently if indicators of impairment in value arise. Upon completion of the initial step of the transitional impairment testing as required by SFAS No. 142, the following segments have been identified as segments in which an impairment loss may have to be recognized: Apex Digital, Inc., Globe Communications, Inc., Installation Technicians, Inc., Locating, Inc. , Point to Point Communications, Inc., Tesinc, Inc., Nichols Construction, Inc., C-2 Utility Contractors, Inc., and Lamberts’ Cable Splicing Co.

We expect to measure and disclose any such loss in the Company’s third quarter.

Any impairment loss resulting from the transitional impairment test will be recorded as a change in accounting principle effective the first quarter of fiscal year 2002. Subsequent impairment losses will be reflected in operating income or loss in the consolidated statements of operation.

The following unaudited pro forma summary presents the Company’s net income and per share information as if the Company had been accounting for its goodwill under SFAS No. 142 for all periods presented:

	Three Months Ended		Six Months Ended

	January 26,	January 27,	January 26,	January 27,
	2002	2001	2002	2001

Reported net income	$5,008,249	$13,091,089	$13,033,662	$34,709,119
Add back goodwill amortization, net of tax	0	1,038,577	0	1,845,389

Adjusted net income	$5,008,249	$14,129,666	$13,033,662	$36,554,508

Reported basic earnings per share	$0.12	$0.31	$0.30	$0.82
Add back goodwill amortization, net of tax	0.00	0.02	0.00	0.04

Adjusted basic earnings per share	$0.12	$0.33	$0.30	$0.86

Reported diluted earnings per share	$0.12	$0.31	$0.30	$0.81
Add back goodwill amortization, net of tax	0.00	0.02	0.00	0.04

Adjusted diluted earnings per share	$0.12	$0.33	$0.30	$0.85

Information regarding the Company’s other intangible assets is as follows:

	As of January 26, 2002			As of July 28, 2001

	Carrying	Accumulated	Weighted	Carrying	Accumulated
	Amount	Amortization	Average Life	Amount	Amortization

Licenses	$51,030	$20,475	5.00	$51,030	$15,508
Covenants not to Compete	$561,960	$347,489	9.50	$567,950	$316,675

Total	$612,990	$367,964	7.50	$618,980	$332,183

Amortization expense was $18,384 and $1,457,922 for the three months ended January 26, 2002 and January 27, 2001, respectively, and $36,466 and $2,601,123 for the six months ended January 26, 2002 and January 27, 2001, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal year ending July :	Amount:

2002	$72,329
2003	$72,329
2004	$59,937
2005	$55,727
2006	$20,809

Goodwill is net of accumulated amortization of approximately $12.8 million at January 26, 2002 and July 28, 2001, respectively.

SELF-INSURED CLAIMS LIABILITY — The Company retains the risk, up to certain limits, for automobile and general liability, workers’ compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $8,651,325 and $6,205,274 at January 26, 2002 and July 28, 2001, respectively. The determination of such claims and expenses and the appropriateness of the related liability is periodically reviewed and updated.

CUSTOMER ADVANCES — Under the terms of certain contracts, the Company receives advances from customers that may be offset against future billings by the Company. The Company has recorded these advances as liabilities and has not recognized any revenue for these advances.

INCOME TAXES — The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

PER SHARE DATA — Earnings per common share-basic is computed using the weighted average common shares outstanding during the period. Earnings per common share-diluted is computed using the weighted average common shares outstanding during the period and the dilutive effect of common stock options, using the treasury stock method. See Note 3.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS — In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is in the process of determining the impact, if any, on the financial results of the Company.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The adoption of SFAS No. 141 did not have an impact on the Company’s financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company adopted SFAS No. 142 in the first quarter of 2002, eliminating the amortization of goodwill. The Company will test goodwill for impairment during fiscal 2002 and, if necessary, adjust the carrying value of goodwill.

3. COMPUTATION OF PER SHARE EARNINGS

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS No.128.

	For the Three Months Ended

	January 26,	January 27,
	2002	2001

Net income available to common stockholders (numerator)	$5,008,249	$13,091,089

Weighted-average number of common shares (denominator)	42,925,983	42,249,501

Earnings per common share-basic	$0.12	$0.31

Weighted-average number of common shares	42,925,983	42,249,501
Potential common stock arising from stock options	135,272	481,988

Total shares (denominator)	43,061,255	42,731,489

Earnings per common share-diluted	$0.12	$0.31

	For the Six Months Ended

	January 26,	January 27,
	2002	2001

Net income available to common stockholders (numerator)	$13,033,662	$34,709,119

Weighted-average number of common shares (denominator)	42,936,476	42,120,423

Earnings per common share-basic	$0.30	$0.82

Weighted-average number of common shares	42,936,476	42,120,423
Potential common stock arising from stock options	99,722	578,915

Total shares (denominator)	43,036,198	42,699,338

Earnings per common share-diluted	$0.30	$0.81

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

The Company has recorded these acquisitions using the purchase method of accounting. Under SFAS No. 142, all acquired goodwill associated with these acquisitions is no longer being amortized, but will be reviewed annually for impairment. The operating results of the companies acquired are included in the accompanying consolidated condensed financial statements from their respective date of purchase.

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the foregoing acquisitions had occurred on July 30, 2000:

	For the Six Months Ended

	January 26,	January 27,
	2002	2001

Total revenues	$306,096,908	$482,239,928
Income before income taxes	22,487,975	69,190,649
Net income	13,033,662	40,872,082
Earnings per share:
Basic	$0.30	$0.95
Diluted	$0.30	$0.94

In connection with each of the acquisitions referred to above, the Company entered into employment contracts with certain executive officers of each of the acquired companies varying in length from three to five years.

In February 2002, the Company completed the acquisition of Arguss Communications, Inc. (“Arguss”). See Footnote 13 -- Subsequent Events.

5. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	January 26,	July 28,
	2002	2001

Contract billings	$80,327,379	$112,522,872
Retainage	10,642,245	10,887,430
Other receivables	1,254,677	1,735,260

Total	92,224,301	125,145,562
Less allowance for doubtful accounts	2,403,778	2,885,745

Accounts receivable, net	$89,820,523	$122,259,817

For the periods indicated, the allowance for doubtful accounts changed as follows:

	For the Three Months Ended

	January 26,	January 27,
	2002	2001

Allowance for doubtful accounts at 10/27/2001 and 10/28/2000, respectively	$2,794,127	$4,388,689
Allowance for doubtful account balances from acquisitions	—	600,000
Reductions charged against bad debt expense	(340,884)	(215,002)
Amounts charged against the allowance, net of recoveries	(49,465)	(743,501)

Allowance for doubtful accounts	$2,403,778	$4,030,186

	For the Six Months Ended

	January 26,	January 27,
	2002	2001

Allowance for doubtful accounts at 7/28/2001 and 7/29/2000, respectively	$2,885,745	$4,120,232
Allowance for doubtful account balances from acquisitions	—	600,000
(Reductions) Additions charged (against) to bad debt expense	(293,191)	63,310
Amounts charged against the allowance, net of recoveries	(188,776)	(753,356)

Allowance for doubtful accounts	$2,403,778	$4,030,186

As of January 26, 2002 and July 28, 2001, the Company expected to collect all of its retainage balances within twelve months.

6. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

	January 26,	July 28,
	2002	2001

Costs incurred on contracts in progress	$24,347,841	$29,765,794
Estimated to date earnings	6,336,552	9,919,190

Total costs and estimated earnings	30,684,393	39,684,984
Less billings to date	6,195,264	3,262,831

	$24,489,129	$36,422,153

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$25,952,265	$36,980,314
Billings in excess of costs and estimated earnings	1,463,136	558,161

	$24,489,129	$36,422,153

As stated in Note 1, the Company performs services under short-term, unit based and long-term, percentage-of-completion contracts. The amounts presented above aggregate the effects of these two types of contracts.

7. PROPERTY AND EQUIPMENT

The accompanying consolidated balance sheets include the following property and equipment:

	January 26,	July 28,
	2002	2001

Land	$3,354,172	$3,361,750
Buildings	6,438,971	6,480,120
Leasehold improvements	1,706,063	1,683,123
Vehicles	120,972,714	119,466,981
Equipment and machinery	79,297,936	80,609,844
Furniture and fixtures	14,140,196	13,682,891

Total	225,910,052	225,284,709
Less accumulated depreciation	128,317,601	115,720,993

Property and equipment, net	$97,592,451	$109,563,716

Maintenance and repairs of property and equipment amounted to $1,793,650 and $2,985,974 for the three months ended January 26, 2002 and January 27, 2001, respectively. Maintenance and repairs of property and equipment amounted to $4,231,933 and $7,079,257 for the six months ended January 26, 2002 and January 27, 2001, respectively.

8. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	January 26,	July 28,
	2002	2001

Accrued payroll and related taxes	$12,571,977	$14,079,386
Accrued employee bonus and benefit costs	3,029,286	9,480,643
Accrued construction costs	2,223,221	3,259,131
Other	10,390,352	11,797,386

Accrued Liabilities	$28,214,836	$38,616,546

9. NOTES PAYABLE

Notes payable are summarized by type of borrowings as follows:

	January 26,	July 28,
	2002	2001

Bank Credit Agreement — Term Loan	$7,750,000	$8,750,000
Capital lease obligations	3,174	6,743
Equipment loans	141,647	311,856

Total	7,894,821	9,068,599
Less current portion	2,119,080	2,272,218

Notes payable — non-current	$5,775,741	$6,796,381

On April 27, 1999, the Company signed an amendment to its bank credit agreement increasing the total facility to $175.3 million and extending the facility’s maturity to April 2002. This agreement was amended on December 12, 2000 to reduce the interest rates, eliminate the collateral requirement, and streamline certain administrative covenants. The agreement was further amended on June 13, 2001 to authorize the Company’s stock repurchase. The bank credit agreement provides for (i) a $17.5 million standby letter of credit facility, (ii) a $50.0 million revolving working capital facility, (iii) a $12.8 million five-year term loan, and (iv) a $95.0 million equipment acquisition and small business purchase facility. The Company is required to pay an annual non-utilization fee equal to 0.15% of the unused portion of the revolving working capital and the equipment acquisition and small business purchase facilities. In addition, the Company pays annual agent and facility commitment fees of $15,000 and $135,000, respectively.

The Company had outstanding standby letters of credit and bonds of $19.4 million at January 26, 2002, all of which are issued to the Company’s insurance administrators as part of its self-insurance program.

The revolving working capital facility bears interest, at the option of the Company, at the bank’s prime interest rate minus 1.25% or LIBOR plus 1.125%. As of January 26, 2002, there was no outstanding balance on this facility resulting in an available borrowing capacity of $50.0 million.

The outstanding loans under the equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the bank’s prime interest rate minus 0.875% or LIBOR plus 1.375%. The advances under the equipment acquisition and small business purchase facility are converted to term loans with maturities not to exceed 48 months. The outstanding principal on the equipment term loans is payable in monthly installments through May 2003. There were no amounts outstanding on the equipment acquisition and small business purchase facility at January 26, 2002, resulting in an available borrowing capacity of $71.1 million. The available borrowing capacity on this nonrevolving facility has been reduced due to prior borrowings which have been repaid in full.

The term loan bears interest, at the option of the Company, at the bank’s prime interest rate minus 0.625% or LIBOR plus 1.625%. Principal and interest is payable in semiannual installments through April 2004. The amount outstanding on the term loan was $7.8 million at January 26, 2002 and bore interest at the rate of 3.875%.

The bank credit agreement requires the Company to maintain certain financial covenants and conditions, as well as restricts the encumbrances of assets and creation of indebtedness, and limits the payment of cash dividends. No cash dividends were paid during the periods presented. At January 26, 2002, the Company was in compliance with all financial covenants and conditions under the credit agreement.

In addition to the borrowings under the amended bank credit agreement, certain subsidiaries have outstanding obligations under capital leases and other equipment financing arrangements. The obligations are payable in monthly installments expiring at various dates through April 2005.

Interest costs incurred on notes payable, all of which were expensed, during the three months ended January 26, 2002 and January 27, 2001, were $79,692 and $218,141, respectively. Interest costs for the six months ended January 26, 2002 and January 27, 2001 were $205,006 and $480,299, respectively.

The interest rates on notes payable under the bank credit agreement are at current rates and, therefore, the carrying amount approximates fair value.

10. COMMITMENTS AND CONTINGENCIES

The federal employment tax returns for one of the Company’s subsidiaries are currently being audited by the Internal Revenue Service (“IRS”). As a result of the audit, the Company received an examination report from the IRS in October 1999 proposing a $6.1 million tax deficiency. At issue, according to the examination report, is the taxpayer’s payment of certain employee allowances for the years 1995 through 1997 without reporting such payment as wages on its employees’ W-2 forms. The Company intends to vigorously defend its position on this matter and believes it has a number of legal defenses available to it, which could reduce the proposed tax deficiency, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its consolidated financial statements.

On September 10, 2001, as amended on November 9, 2001, Williams Communications LLC filed suit against one of Dycom’s subsidiaries, Niels Fugal Sons Company, in the United States District Court of the Northern District of Oklahoma for claims which include breach of contract with respect to a fiber-optic fiber installation project that Niels Fugal was constructing for Williams Communications. Williams Communications seeks an unspecified amount of damages, including compensatory, liquidated and punitive damages. The Company has answered and asserted affirmative defenses to their complaints and has filed a counterclaim for unpaid amounts in excess of $6 million due under the contract. No trial date has been set and discovery has recently commenced. Management believes the Company has meritorious defenses against these claims and intends to defend them vigorously.

Management believes that this litigation will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any litigation.

In the normal course of business, certain subsidiaries of the Company have pending claims and proceedings. It is the opinion of the Company’s management, based on the information available at this time, that none of the current claims or proceedings will have a material adverse impact on the Company’s consolidated financial statements.

In the normal course of business, the Company enters into employment agreements with certain members of the Company’s executive management. It is the opinion of the Company’s management, based on the information available at this time, that these agreements will not have a material adverse impact on the Company’s consolidated financial statements.

11. CAPITAL STOCK

On April 4, 2001, the Board of Directors of the Company adopted a shareholders’ rights plan (the “Rights Plan”) pursuant to which a dividend consisting of one preferred stock purchase right (a “Right”) was distributed for each outstanding share of the Company’s common stock. The dividend was payable to the shareholders of record on April 14, 2001. Each Right entitles the holder to purchase from the Company one ten-thousandth of a share of Series A preferred stock at a price of $95.00, subject to adjustment. The rights become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s outstanding common stock or commences a tender or exchange offer which would result in a person or group beneficially owning 15% or more of the Company’s outstanding common stock. When exercisable, the Rights would entitle the holders (other than the acquirer) to purchase, at the Right’s then-current exercise price, units of the Company’s Series A preferred stock having a market value equal to twice the then-current exercise price. A complete description of the Rights Plan is set forth in the Current Report on Form 8-K of the Company filed on April 4, 2001.

The Board of Directors, pursuant to the terms of the previously existing shareholders’ rights plan, declared the rights issued thereunder to be null and void on April 14, 2001. The existing plan was scheduled to expire on June 1, 2002.

In June 2001, the Board of Directors approved a resolution authorizing management to repurchase up to $25.0 million of the Company’s issued and outstanding stock over an eighteen month period. Funds used for the share repurchase will be generated from free cash flow. Through March 10, 2002, approximately 82,000 shares having an aggregate cost of approximately $1.2 million had been repurchased under this program to be placed in treasury.

On November 19, 2001, the Company granted key employees under the 1998 Plan options to purchase 691,756 shares of common stock. The options were granted at $14.34, the fair market value on the date of grant. The Company has reserved 240,000 shares of common stock under the 2001 Directors Stock Option Plan (the “2001 Directors Plan”) which was approved by the shareholders on November 20, 2001. On November 20, 2001, the Company granted certain non-employee Directors under the 2001 Directors Plan options to purchase an aggregate of 16,000 shares of common stock. The options were granted at $15.00, the fair market value on the date of grant.

In connection with the consummation of the merger of Arguss Communications, Inc., approximately 1,150,000 options to purchase Dycom common stock were issued to former Arguss employees in exchange for their existing Arguss Communications, Inc. stock options.

12. SEGMENT INFORMATION

The Company operates in one reportable segment as a specialty contractor. The Company provides engineering, placement and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers, and cable television multiple system operators. Additionally, the Company provides similar services related to the installation of integrated voice, data, and video local and wide area networks within office buildings and similar structures, and also provides underground locating services to various utilities and provides construction and maintenance services to electrical utilities. Each of these services is provided by various Company subsidiaries, which provide management with monthly financial statements. All of the Company’s subsidiaries have been aggregated into one reporting segment due to their similar customer bases, products and production methods, and distribution methods. The following table presents information regarding annual contract revenues by type of customer:

	For the Three Months Ended

	January 26,	January 27,
	2002	2001

Telecommunications	$123,633,772	$183,291,798
Electrical utilities	3,575,217	3,691,257
Utility line locating	11,073,273	8,782,259

Total contract revenues	$138,282,262	$195,765,314

	For the Six Months Ended

	January 26,	January 27,
	2002	2001

Telecommunications	$274,303,896	$403,892,323
Electrical utilities	6,552,164	7,879,975
Utility line locating	25,240,848	18,683,437

Total contract revenues	$306,096,908	$430,455,735

13. SUBSEQUENT EVENTS

In January 2002, the Company signed a definitive merger agreement pursuant to which the Company agreed to acquire all the outstanding shares of Arguss Communications, Inc. (“Arguss”) in a stock-for-stock transaction. Arguss is a group of companies engaged in the construction, reconstruction, maintenance, engineering, design, repair and expansion of communications systems, cable television systems and data systems, including providing aerial, underground, wireless and long-haul construction and splicing of both fiber-optic and coaxial cable to major telecommunications customers. Arguss is also involved in the telecommunications industry’s expansion of capacity by deploying fiber-optic cable, replacing aging copper and coaxial infrastructure and upgrading the capacity of existing infrastructure.

In the merger, the Company offered to exchange each outstanding share of Arguss common stock for 0.3333 shares of Dycom common stock. The exchange offer was completed on February 20, 2002 resulting in Dycom acquiring 94.3% of the outstanding common stock of Arguss. Subsequent to completion of the exchange offer, Arguss was merged into a wholly owned subsidiary of the Company and each of the remaining outstanding shares of Arguss became the right to receive 0.3333 shares of Dycom common stock. The Company issued approximately 4.8 million shares of stock valued at $83.5 million in exchange for the stock of Arguss. The value of the 4.8 million shares of common stock issued was determined based on the average market price of Dycom’s common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced. Subsequent to the merger, Dycom used cash balances on hand to pay down Arguss’ outstanding debt balance of approximately $59.5 million.

The estimated aggregate purchase price for Arguss is expected to be approximately $89.5 million, comprised of $83.5 million of common stock to be issued, $2.5 million relating to the assumption of Arguss’ stock options, and $3.5 million in estimated transaction costs.

In connection with the consummation of the merger of Arguss Communications, Inc., approximately 1,150,000 options to purchase Dycom common stock were issued to former Arguss employees in exchange for their existing Arguss Communications, Inc. stock options.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated financial condition and results of operations. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, investments, intangible assets, self-insured claims liability, contingencies and litigation. The Company bases its estimates on current information, historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

The Company has identified the accounting policies below as critical to the accounting for its business operations and the understanding of the Company’s results of operations due to the estimation process involved in each. The impact related to these policies on the Company’s operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements included elsewhere in our 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 10, 2001. Our critical accounting policies are as follows:

REVENUE RECOGNITION. Income on short-term contracts is recognized as the related work is completed. Work-in-process on unit contracts is based on work performed but not billed. Income on long-term contracts is recognized on the percentage-of-completion method based primarily on the ratio of contract costs incurred to date to total estimated contract costs. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

“Costs and estimated earnings in excess of billings” primarily relates to revenues for completed but unbilled units under unit based contracts, as well as revenues recognized under the percentage-of-completion method for long-term contracts. For those contracts in which billings exceed contract revenues recognized to date, such excesses are included in the caption ‘billings in excess of costs and estimated earnings.”

ESTIMATING THE ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer creditworthiness, current economic trends, and takes changes in our customer payment terms into consideration when evaluating the adequacy of the allowance for doubtful accounts.

VALUATION OF INTANGIBLE ASSETS AND GOODWILL. The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with the statement, the Company will conduct on an annual basis (or interim basis if circumstances warrant) a review of our reporting units to determine whether their carrying value exceeds their fair market value. Should this be the case the value of our goodwill may be impaired and written down. During the second half of fiscal 2002, the Company will perform the required impairment tests for goodwill. The valuations will employ a combination of present value and market multiple techniques. The Company has not yet determined what effect, if any, this initial test will have on the Company’s consolidated financial position or consolidated results of operations. However, we have engaged a third party specialist to assist us in this valuation process and have identified the following segments in which an impaired loss may have to be recognized: Apex Digital, Inc., Globe Communications, Inc., Installation Technicians, Inc., Locating, Inc., Point-to-Point Communications, Inc., Tesinc, Inc., Nichols Construction, Inc., C-2 Utility Contractors, Inc., and Lamberts’ Cable Splicing Co. An impairment charge, if any, from this initial test will be reported as a change in accounting principle.

SELF-INSURED CLAIMS LIABILITY. The Company retains the risk, up to certain limits, for automobile and general liability, workers’ compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability.

RECENT DEVELOPMENTS. In January 2002, the Company signed a definitive merger agreement pursuant to which the Company agreed to acquire all the outstanding shares of Arguss Communications, Inc. (“Arguss”) in a stock-for-stock transaction. Arguss is a group of companies engaged in the construction, reconstruction, maintenance, design, repair and expansion of communications systems, cable television systems and data systems, including providing aerial, underground, wireless and long-haul construction and splicing of both fiber-optic and coaxial cable to major telecommunications customers. Arguss is also involved in the telecommunications industry's expansion of capacity by deploying fiber-optic cable, replacing aging copper and coaxial infrastructure and upgrading the capacity of existing infrastructure. In the merger, the Company offered to exchange each outstanding share of Arguss common stock for 0.3333 shares of Dycom common stock.

The exchange offer was completed on February 20, 2002 resulting in Dycom acquiring 94.3% of the outstanding common stock of Arguss. Subsequent to completion of the exchange offer, Arguss was merged into a wholly owned subsidiary of the Company and each of the remaining outstanding shares of Arguss became the right to receive 0.3333 shares of Dycom common stock. The acquisition will be recorded using the purchase method of accounting and is expected to cost approximately $89.5 million, comprised of approximately 4.8 million shares of Dycom common stock valued at $83.5 million, $2.5 million relating to the assumption of Arguss’ stock options, and $3.5 million in estimated transaction costs. Subsequent to the merger, Dycom used cash balances on hand to pay down Arguss’ outstanding debt balance of approximately $59.5 million.

Results of Operations

The following table sets forth, as a percentage of contract revenues earned, certain items in the Company’s condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended

	January 26,	January 27,
	2002	2001

Revenues:
Contract revenues earned	100.0%	100.0%
Expenses:
Cost of earned revenues, excluding depreciation	77.2	75.2
General and administrative	11.0	9.3
Depreciation and amortization	6.3	5.0

Total expenses	94.5	89.5

Interest income, net	0.5	0.6
Other income, net	0.3	0.3

Income before income taxes	6.3	11.4

Provision for income taxes	2.7	4.6

Net Income	3.6%	6.8%

	For the Six Months Ended

	January 26,	January 27,
	2002	2001

Revenues:
Contract revenues earned	100.0%	100.0%
Expenses:
Cost of earned revenues, excluding depreciation	77.4	74.4
General and administrative	10.2	8.4
Depreciation and amortization	5.8	4.4

Total expenses	93.4	87.2

Interest income, net	0.5	0.6
Other income, net	0.3	0.2

Income before income taxes	7.4	13.6

Provision for income taxes	3.1	5.5

Net Income	4.3%	8.1%

Revenues. Contract revenues decreased $57.5 million, or 29.4% to $138.3 million in the quarter ending January 26, 2002 from $195.8 million in the quarter ended January 27, 2001. Of this decrease, $59.7 million was attributable to specialty contracting services provided to telecommunications companies and $.1 million was attributable to construction and maintenance services provided to electrical utilities, offset by an increase of $2.3 million to underground utility locating services provided to various utilities.

During the quarter ended January 26, 2002, the Company recognized $123.6 million of contract revenues from telecommunications services as compared to $183.3 million for the quarter ended January 27, 2001, a decrease of 32.5%. The decrease in the Company’s telecommunication’s service revenue is primarily from lower demand from several cable customers, an emerging telecommunications provider, and several incumbent local exchange carriers. The Company is unable to predict when demand from these customers will increase, but expects that this condition will continue throughout the following quarter. The Company recognized contract revenues of $3.6 million from electric construction and maintenance services in the quarter ended January 26, 2002 as compared to $3.7 million in the quarter ended January 27, 2001. The Company recognized contract revenues of $11.1 million from underground utility locating services in the quarter ended January 26, 2002 as compared to $8.8 million in the quarter ended January 27, 2001. Acquisitions subsequent to January 27, 2001 contributed $3.7 million or 2.7% of contract revenues during the quarter ended January 26, 2002, primarily in contract revenues from telecommunications services.

Contract revenues from multi-year master service agreements and other long-term agreements represented 86.8% of total contract revenues in the quarter ended January 26, 2002 as compared to 78.8% in the quarter ended January 27, 2001, of which contract revenues from multi-year master service agreements represented 48.7% of total contract revenues in the quarter ended January 26, 2002 as compared to 49.8% in the quarter ended January 27, 2001.

Contract revenues decreased $124.4 million, or 28.9% to $306.1 million in the six months ending January 26, 2002 from $430.5 million in the six months ended January 27, 2001. Of this decrease, $129.6 million was attributable to specialty contracting services provided to telecommunications companies and $1.3 million was attributable to construction and maintenance services provided to electrical utilities, offset by an increase of $6.5 million to underground utility locating services provided to various utilities.

During the six months ended January 26, 2002, the Company recognized $274.3 million of contract revenues from telecommunications services as compared to $403.9 million for the six months ended January 27, 2001. The decrease in the Company’s telecommunication’s service revenue is primarily from lower demand from several cable customers, an emerging telecommunications provider, and several incumbent local exchange carriers. The Company recognized contract revenues of $6.5 million from electric construction and maintenance services in the six months ended January 26, 2002 as compared to $7.9 million in the six months ended January 27, 2001. The Company recognized contract revenues of $25.2 million from underground utility locating services in the six months ended January 26, 2002 as compared to $18.7 million in the six months ended January 27, 2001. Acquisitions subsequent to January 27, 2001 contributed $8.6 million or 2.8% of contract revenues during the six months ended January 26, 2002, primarily in contract revenues from telecommunications services.

Contract revenues from multi-year master service agreements and other long-term agreements represented 84.9% of total contract revenues in the six months ended January 26, 2002 as compared to 75.1% in the six months ended January 27, 2001, of which contract revenues from multi-year master service agreements represented 48.7% of total contract revenues in the six months ended January 26, 2002 as compared to 45.7% in the six months ended January 27, 2001.

Cost of Earned Revenues. Costs of earned revenues decreased $40.5 million to $106.7 million in the quarter ended January 26, 2002 from $147.2 million in the quarter ended January 27, 2001, and increased as a percentage of contract revenues to 77.2% from 75.2%. Direct labor, equipment costs, direct materials, and subcontractor costs declined by 4.8% as a percentage of contract revenues while other direct costs and insurance costs increased by 6.8%.

Costs of earned revenues decreased $83.3 million to $236.9 million in the six months ended January 26, 2002 from $320.2 million in the six months ended January 27, 2001, and increased as a percentage of contract revenues to 77.4% from 74.4%. Direct labor, direct materials, and subcontractor costs declined by 4.8% as a percentage of contract revenues while other direct costs, insurance, and equipment costs increased by 7.8%.

General and Administrative Expenses. General and administrative expenses decreased $2.9 million to $15.3 million in the quarter ended January 26, 2002 from $18.2 million in the quarter ended January 27, 2001. The decrease in general and administrative expenses for the quarter ended January 26, 2002, as compared to the quarter ended January 27, 2001, was primarily attributable to decreases in salaries and payroll taxes of $1.4 million, group insurance of $0.8 million, supplies of $0.2 million, travel of $0.2 million and other general and administrative expense of $0.4 million. General and administrative expenses increased as a percentage of contract revenues to 11.0% from 9.3% in the quarter ended January 26, 2002 as compared to the quarter ended January 27, 2001, primarily as a result of payroll expenses, professional fees, and office rentals.

General and administrative expenses decreased $5.0 million to $31.3 million in the six months ended January 26, 2002 from $36.3 million in the six months ended January 27, 2001. The decrease in general and administrative expenses for the six months ended January 26, 2002, as compared to the six months ended January 27, 2001, was primarily attributable to decreases in bonuses, employee benefits, and payroll taxes of $3.7 million and other general and administrative expense of $1.3 million. General and administrative expenses increased as a percentage of contract revenues to 10.2% from 8.4% in the six months ended January 26, 2002 as compared to the six months ended January 27, 2001, primarily as a result of payroll expenses, professional fees, and office rentals.

Depreciation and Amortization. Depreciation and amortization decreased $1.2 million to $8.7 million in the quarter ended January 26, 2002 as compared to $9.9 million in the quarter ended January 27, 2001, and increased as a percentage of contract revenues to 6.3% from 5.0%. The $1.2 million decrease was a result of the elimination of amortization of goodwill of $1.5 million in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” offset by an increase in depreciation expense of $.3 million.

Depreciation and amortization decreased $1.3 million to $17.7 million in the six months ended January 26, 2002 as compared to $19.0 million in the six months ended January 27, 2001, and increased as a percentage of contract revenues to 5.8% from 4.4%. The $1.3 million decrease was a result of the elimination of amortization of goodwill of $2.6 million in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” offset by an increase in depreciation expense of $1.3 million.

In accordance with SFAS No. 142, the Company will conduct a review of its reporting units during the second half of fiscal 2002 to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of the Company's goodwill may be impaired and written down. The Company has not yet determined what effect, if any, this initial test will have on the Company’s consolidated financial position or consolidated results of operations. However, we have engaged a third party specialist to assist us in this valuation process and have identified the following segments in which an impaired loss may have to be recognized: Apex Digital, Inc., Globe Communications, Inc., Installation Technicians, Inc., Locating, Inc., Point-to-Point Communications, Inc., Tesinc, Inc., Nichols Construction, Inc., C-2 Utility Contractors, Inc., and Lamberts’ Cable Splicing Co. An impairment charge, if any, from this initial test will be reported as a change in accounting principle.

Interest Income, Net. Interest income, net decreased $0.4 million to $0.7 million in the quarter ended January 26, 2002 from $1.1 million in the quarter ended January 27, 2001. The decrease was primarily due to lower interest rates.

Interest income, net decreased $0.8 million to $1.6 million in the six months ended January 26, 2002 from $2.4 million in the six months ended January 27, 2001. The decrease was primarily due to lower interest rates.

Income Taxes. The provision for income taxes was $3.7 million in the three months ended January 26, 2002 as compared to $9.1 million in the same period last year. The Company’s effective tax rate was 42.7% in the three months ended January 26, 2002 as compared to 41.0% in the same period last year. The effective tax rate differs from the statutory rate due to state income taxes, the amortization of intangible assets that do not provide a tax benefit, and other non-deductible expenses for tax purposes.

The provision for income taxes was $9.5 million in the six months ended January 26, 2002 as compared to $23.5 million in the same period last year. The Company’s effective tax rate was 42.0% in the six months ended January 26, 2002 as compared to 40.4% in the six months ended January 27, 2001. The effective tax rate differs from the statutory rate due to state income taxes, the amortization of intangible assets that do not provide a tax benefit, and other non-deductible expenses for tax purposes.

Liquidity and Capital Resources

The Company’s needs for capital are attributable primarily to its needs for equipment to support its contractual commitments to customers and its needs for working capital sufficient for general corporate purposes. Capital expenditures have been primarily financed by internal cash flows supplemented with operating and capital leases and bank borrowings. The Company’s sources of cash have historically been from operating activities, equity offerings, bank borrowings, and from proceeds arising from the sale of idle and surplus equipment and real property. To the extent that the Company seeks to grow by acquisitions that involve consideration other than Company stock, the Company’s capital requirements may increase.

During the six months ended January 26, 2002, cash and cash equivalents increased $42.8 million, compared to a decrease of $23.6  million during the six months ended January 27, 2001. As of January 26, 2002 the Company had approximately $173.3 million of cash and cash equivalents, compared to $82.1 million at January 27, 2001. Subsequent to January 26, 2002, the Company used $59.5 million of its cash balances to pay down indebtedness of Arguss.

For the six months ended January 26, 2002, net cash provided for by operating activities was $50.4 million compared to $64.6 million for the six months ended January 27, 2001. Net income adjusted non-cash charges is the primary source of operating cash flow. Working capital items generated $19.5 million of operating cash flow for the six month period ended January 26, 2002 principally through decreases in accounts receivable, net and unbilled revenues, partially offset by a decrease in accounts payable and other accrued liabilities.

In the six months ended January 26, 2002, net cash used in investing activities was $5.4 million as compared to $86.2 million for the same period last year. For the six months ended January 26, 2002, capital expenditures of $6.8 million were for the normal replacement of equipment , offset by $1.4 million in proceeds from the sale of idle assets.

In the six months ended January 26, 2002, net cash utilized by financing activities was $2.2 million, which was primarily attributable to principal payments on long-term notes and the acquisition of treasury stock, net of proceeds from the exercise of stock options. For the six months ended January 27, 2001, net cash utilized by financing activities was $1.9 million, which was primarily attributed to the principal payments on long-term notes partially offset by proceeds from the exercise of stock options.

On April 27, 1999, the Company signed an amendment to its bank credit agreement increasing the total facility to $175.3 million and extending the facility’s maturity to April 2002. The agreement was amended on December 12, 2000 to reduce the interest rates, eliminate the collateral requirement, and streamline certain administrative covenants. The agreement was further amended on June13,

2001 to authorize the Company’s stock repurchase. The bank credit agreement provides for (i) a $17.5 million standby letter of credit facility, (ii) a $50.0 million revolving working capital facility, (iii) a $12.8 million five-year term loan, and (iv) a $95.0 million equipment acquisition and small business purchase facility. The Company is required to pay an annual non-utilization fee equal to 0.15% of the unused portion of the revolving working capital and the equipment acquisition and small business purchase facilities. In addition, the Company pays annual agent and facility commitment fees of $15,000 and $135,000, respectively.

The Company had outstanding standby letters of credit and bonds of $19.4 million at January 26, 2002, all of which are issued to the Company’s insurance administrators as part of its self-insurance program.

The revolving working capital facility bears interest, at the option of the Company, at the bank’s prime interest rate minus 1.25% or LIBOR plus 1.125%. As of January 26, 2002, there was no outstanding balance on this facility resulting in an available borrowing capacity of $50.0 million.

The outstanding loans under the equipment acquisition and small business purchase facility bear interest, at the option of the Company, at the bank’s prime interest rate minus 0.875% or LIBOR plus 1.375%. The advances under the equipment acquisition and small business purchase facility are converted to term loans with maturities not to exceed 48 months. The outstanding principal on the equipment term loans is payable in monthly installments through May 2003. There were no amounts outstanding on the equipment acquisition and small business purchase facility at January 26, 2002, resulting in an available borrowing capacity of $71.1 million. The available borrowing capacity on this nonrevolving facility has been reduced due to prior borrowings, which have been repaid in full.

The term loan bears interest, at the option of the Company, at the bank’s prime interest rate minus 0.625% or LIBOR plus 1.625%. Principal and interest is payable in semiannual installments through April 2004. The amount outstanding on the term loan was $7.8 million at January 26, 2002 and bore interest at the rate of 3.875%.

The bank credit agreement requires the Company to maintain certain financial covenants and conditions, as well as restricts the encumbrances of assets and the creation of indebtedness, and limits the payment of cash dividends. No cash dividends were paid during the periods presented. At January 26, 2002, the Company was in compliance with all covenants and conditions under the credit agreement.

The bank credit facility matures in April 2002. The Company currently anticipates that it will amend and extend the terms of its current credit facility or execute a new credit facility prior to the credit facility’s maturity. There can be no assurance that these terms will be comparable to those contained in the current credit agreement.

The Company believes its capital resources, together with existing cash balances, to be sufficient to meet its financial obligations, including the scheduled debt payments under the bank credit agreement and operating lease commitments, and to support the Company’s normal replacement of equipment at its current level of business for at least the next twelve months. The Company’s future operating results and cash flows may be affected by a number of factors including the Company’s success in bidding on future contracts and the Company’s continued ability to effectively manage controllable costs.

On June 4, 2001, the Company announced that the Board of Directors had authorized a program to repurchase up to $25 million worth of the Company’s common stock over an eighteen month period. Any such repurchases will be made in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of its common stock, and the plan may be suspended at any time at the Company’s discretion. As of March 10, 2002, the Company had repurchased approximately 82,000 shares of the Company’s stock having an aggregate cost of approximately $1.2 million.

Special Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the Notes to Condensed Financial Statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements. The words “believe”, “expect”, “anticipate”, “intend”, “forecast”, “project”, and similar expressions identify forward looking statements. Such statements may include, but may not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions (including the recent acquisition of Arguss), financial needs or plans and the availability of financing, and plans relating to services of the Company, as well as assumptions relating to the foregoing. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company considered the provision of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” The Company had no significant holdings of derivative financial or commodity instruments at January 26, 2002. A review of the Company’s other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. At January 26, 2002, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that reasonably possible near-term changes in interest rates should not materially affect the Company’s financial position, results of operations, or cash flows.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On September 10, 2001, as amended on November 9, 2001, Williams Communications LLC filed suit against one of Dycom’s subsidiaries, Niels Fugal Sons Company, in the United States District Court of the Northern District of Oklahoma for claims which include breach of contract with respect to a fiber-optic fiber installation project that Niels Fugal was constructing for Williams Communications. Williams Communications seeks an unspecified amount of damages, including compensatory, liquidated and punitive damages. The Company has answered and asserted affirmative defenses to their complaints and have filed a counterclaim for unpaid amounts in excess of $6 million due under the contract. No trial date has been set and discovery has recently commenced. Management believes the Company has meritorious defenses against these claims and intends to defend them vigorously. Management believes that this litigation will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

An annual meeting of shareholders of the Company was held on November 20, 2001 to consider and take action on the election of four directors and the adoption of the Dycom Industries, Inc. 2001 Directors Stock Option Plan.

The Company’s nominee, Mr. Thomas G. Baxter, was elected. Mr. Baxter received 31,227,156 votes for and votes abstained totaled 316,437. The Company’s nominee, Mr. Joseph M. Schell, was elected. Mr. Schell received 31,256,906 votes for and votes abstained totaled 286,687. The Company’s nominee, Mr. Tony G. Werner, was elected. Mr. Werner received 31,250,619 votes for and votes abstained totaled 292,974. The Company’s nominee, Ms. Kristina M. Johnson, was elected. Ms. Johnson received 31,225,101 votes for and votes abstained totaled 318,492. Each of the following director’s term of office as a director continued after the annual meeting: Ronald P. Younkin and Steven E. Nielsen.

The Dycom Industries, Inc. 2001 Directors Stock Option Plan was adopted by the shareholders. The votes were 28,247,596 for approval of the new plan and 3,198,304 votes against approval of the plan.

Item 5. Other Information.

Effective January 1, 2002, Mr. Thomas G. Baxter resigned his position as a member of the Dycom Industries, Inc. Board of Directors.

Item 6. Exhibits and reports on Form 8-K:

(a) Exhibits

Exhibits furnished pursuant to the requirements of Form 10-Q:

Number	Description

(2)	Agreement and Plan of Merger, dated as of January 7, 2002, among Dycom Industries, Inc., Troy Acquisition Corp. and Arguss Communications, Inc. (incorporated by reference to Dycom’s Registration Statement on Form S-4 (File No. 333-81268), filed with the Commission on January 23, 2002).

(3.1(i))	Articles of Amendment to the Articles of Incorporation of Dycom, dated November 30, 1999 and filed with the Secretary of State of Florida on December 17, 1999 (incorporated by reference to Dycom’s Registration Statement on Form S-4 (File No. 333-81268), filed with the Commission on January 23, 2002).

(3.1(ii))	Amended By-laws of Dycom, as amended on May 24, 1999 (incorporated by reference to Dycom’s Registration Statement on Form S-4 (File No. 333-81268), filed with the Commission on January 23, 2002).

(11)	Statement re computation of per share earnings; All information required by Exhibit 11 is presented within Note 3 of the Company’s condensed consolidated financial statements in accordance with the provisions of SFAS No. 128.

(99.1)	Stockholders’ Agreement, dated as of January 7, 2002, among Dycom, Troy Acquisition Corp., Arguss Communications Inc. and certain stockholders of Arguss Communications, Inc. (incorporated by reference to Dycom’s Registration Statement on Form S-4 (File No. 333-81268), filed with the Commission on January 23, 2002).

     (b) Reports on Form 8-K

The following report on Form 8-K was filed on behalf of the Registrant during the quarter ended January 26, 2002:

(i) Press release announcing the Agreement and Plan of Merger with Arguss Communications, Inc.

Items Reported: 5

Date Filed: January 7, 2002

(ii) Preliminary prospectus for the acquisition of Arguss Communications, Inc. pursuant to an Agreement and Plan of Merger dated January 7, 2002, including financial statements and pro forma financial information.

Item Reported: 5

Date Filed: January 24, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYCOM INDUSTRIES, INC.

Registrant

Date:	March 12, 2002	/s/ Steven E. Nielsen Steven E. Nielsen President and Chief Executive Officer

Date:	March 12, 2002	/s/ Richard L. Dunn Richard L. Dunn Senior Vice President, Chief Financial Officer and Principal Accounting Officer