Form 10-Q
period 2002-04-27
DYCOM INDUSTRIES INC
filed 2002-06-11
CIK 67215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 27, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   [ X ]                No   [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 10, 2002
Common Stock, par value $0.33 1/3	47,842,799

DYCOM INDUSTRIES, INC.

INDEX

Page No.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets- April 27, 2002 and July 28, 2001	3
Condensed Consolidated Statements of Operations for the Three Months Ended April 27, 2002 and April 28, 2001	4
Condensed Consolidated Statements of Operations for the Nine Months Ended April 27, 2002 and April 28, 2001	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 27, 2002 and April 28, 2001	6-7
Notes to Condensed Consolidated Financial Statements	8-19
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 6. Exhibits and Reports on Form 8-K	27
SIGNATURES	28

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 27,	July 28,
	2002	2001

CURRENT ASSETS:
Cash and equivalents	$135,352,203	$130,483,671
Accounts receivable, net	118,047,547	122,259,817
Costs and estimated earnings in excess of billings	35,180,892	36,980,314
Deferred tax assets, net	6,774,332	7,176,551
Inventories	9,260,505	7,558,578
Income tax receivable	2,792,331	—
Other current assets	5,898,088	4,909,130

Total current assets	313,305,898	309,368,061

PROPERTY AND EQUIPMENT, net	118,753,157	109,563,716

OTHER ASSETS:
Goodwill, net	150,281,342	154,242,670
Intangible assets, net	1,879,884	286,797
Deferred tax assets, net non-current	3,214,277	—
Other	3,039,094	2,234,310

Total other assets	158,414,597	156,763,777

TOTAL	$590,473,652	$575,695,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,141,944	$29,295,334
Notes payable	7,528,995	2,272,218
Billings in excess of costs and estimated earnings	822,817	558,161
Accrued self-insured claims	8,156,666	5,795,734
Income taxes payable	—	1,182,832
Customer advances	5,016,728	7,226,824
Other accrued liabilities	38,885,888	38,616,546

Total current liabilities	89,553,038	84,947,649

NOTES PAYABLE	38,038	6,796,381
ACCRUED SELF-INSURED CLAIMS	10,494,134	6,475,549
DEFERRED TAX LIABILITIES, net	—	6,374,716
OTHER LIABILITIES	2,696,728	2,220,409

Total liabilities	102,781,938	106,814,704

COMMITMENTS AND CONTINGENCIES, Note 10
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized; 47,901,623 and 42,964,193 shares issued and outstanding, respectively	15,967,214	14,321,398
Additional paid-in capital	335,278,387	250,731,286
Retained earnings	137,644,778	203,828,166
Treasury stock at cost; 81,700 shares	(1,150,407)	—
Deferred compensation	(48,258)	—

Total stockholders’ equity	487,691,714	468,880,850

TOTAL	$590,473,652	$575,695,554

See notes to condensed consolidated financial statements – unaudited

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended

	April 27,	April 28,
	2002	2001

Revenues:
Contract revenues earned	$169,751,754	$201,610,942

Expenses:
Costs of earned revenues, excluding depreciation	127,018,704	151,713,580
General and administrative	20,018,899	18,760,181
Depreciation and amortization	10,207,899	10,456,936

Total	157,245,502	180,930,697

Interest income, net	505,394	1,124,225
Other income, net	578,216	942,427

INCOME BEFORE INCOME TAXES	13,589,862	22,746,897

PROVISION FOR INCOME TAXES:
Current	5,419,867	9,642,515
Deferred	457,703	46,716

Total	5,877,570	9,689,231

NET INCOME	$7,712,292	$13,057,666

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.17	$0.31

Diluted earnings per share	$0.17	$0.31

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	46,472,492	42,592,484

Diluted	46,601,092	42,700,926

See notes to condensed consolidated financial statements – unaudited

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended

	April 27,	April 28,
	2002	2001

Revenues:
Contract revenues earned	$475,848,662	$632,066,677

Expenses:
Costs of earned revenues, excluding depreciation	363,963,332	471,936,154
General and administrative	51,361,823	55,082,257
Depreciation and amortization	27,929,732	29,441,920

Total	443,254,887	556,460,331

Interest income, net	2,111,011	3,531,895
Other income, net	1,373,051	1,811,668

INCOME BEFORE INCOME TAXES	36,077,837	80,949,909

PROVISION FOR INCOME TAXES:
Current	15,139,828	33,020,305
Deferred	192,055	162,819

Total	15,331,883	33,183,124

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	20,745,954	47,766,785
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX OF $12,110,490	(86,929,342)	—

NET (LOSS) INCOME	$(66,183,388)	$47,766,785

(LOSS) EARNINGS PER COMMON SHARE:
Basic earnings per share before cumulative effect of change in accounting principle	$0.47	$1.13
Cumulative effect of change in accounting principle	(1.97)	—

Basic (loss) earnings per share	$(1.50)	$1.13

Diluted earnings per share before cumulative effect of change in accounting principle	$0.47	$1.12
Cumulative effect of change in accounting principle	(1.97)	—

Diluted (loss) earnings per share	$(1.50)	$1.12

SHARES USED IN COMPUTING (LOSS) EARNINGS PER COMMON SHARE:
Basic	44,115,148	42,277,784

Diluted	44,236,812	42,688,434

     See notes to condensed consolidated financial statements – unaudited

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended

	April 27,	April 28,
	2002	2001

(Decrease) Increase in Cash and Equivalents from
OPERATING ACTIVITIES:
Net (Loss) Income	$(66,183,388)	$47,766,785
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	27,929,732	29,441,920
Gain on disposal of assets	(750,913)	(917,012)
Deferred income taxes	192,055	162,819
Cumulative effect of change in accounting principle	86,929,342	—
Change in assets and liabilities:
Accounts receivable, net	37,763,543	39,605,980
Unbilled revenues, net	6,230,771	14,108,617
Other current assets	2,606,934	3,838,461
Other assets	(804,784)	1,346,539
Accounts payable	(9,169,258)	(16,103,566)
Customer advances	(2,225,275)	(178,878)
Accrued self-insured claims and other liabilities	(9,921,956)	(16,407,808)
Accrued income taxes	(2,144,512)	5,316,885

Net cash inflow from operating activities	70,452,291	107,980,742

INVESTING ACTIVITIES:
Capital expenditures	(9,718,929)	(35,333,984)
Proceeds from sale of assets	3,829,034	2,398,753
Acquisition expenditures, net of cash acquired	1,968,453	(70,592,336)

Net cash outflow from investing activities	(3,921,442)	(103,527,567)

FINANCING ACTIVITIES:
Principal payments on notes payable and bank lines-of-credit	(61,401,624)	(5,329,116)
Exercise of stock options	889,714	2,212,795
Acquisition of treasury stock	(1,150,407)	—

Net cash outflow from financing activities	(61,662,317)	(3,116,321)

NET CASH INFLOW FROM ALL ACTIVITIES	4,868,532	1,336,854
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	130,483,671	105,701,950

CASH AND EQUIVALENTS AT END OF PERIOD	$135,352,203	$107,038,804

See notes to condensed consolidated financial statements – unaudited

	For the Nine Months Ended

	April 27,	April 28,
	2002	2001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$368,350	$726,725
Income taxes	17,437,697	31,569,230
Property and equipment acquired and financed with:
Notes payable	147,459	280,280
Income tax benefit from stock options exercised	$161,852	$3,819,860
During the nine months ended April 27, 2002, the Company acquired all of the capital stock of Arguss Communications, Inc. (“Arguss”). See Note 4.

During the nine months ended April 28, 2001, the Company acquired all of the capital stock of Cable Connectors, Inc., Schaumburg Enterprises, Inc., Point to Point Communications, Inc., Stevens Communications, Inc., and Nichols Holding, Inc. at a cost of $102.9 million. In conjunction with these acquisitions, assets acquired and liabilities assumed were as follows:
Fair market value of assets acquired, including goodwill		$119,480,455
Consideration paid (including $23.2 million of common stock issued)		102,850,503

Fair market value of liabilities assumed		$16,629,952

     See notes to condensed consolidated financial statements – unaudited.

1.     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Unaudited

The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. (“Dycom” or the “Company”) as of April 27, 2002 and July 28, 2001, and the related condensed consolidated statements of operations for the three and nine months ended April 27, 2002 and April 28, 2001 and the condensed consolidated statements of cash flows for the nine months ended April 27, 2002 and April 28, 2001 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and nine months ended April 27, 2002 are not necessarily indicative of the results which may be expected for the entire year.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION – The condensed consolidated financial statements are unaudited. These statements include Dycom Industries, Inc. and its subsidiaries, all of which are wholly owned.

During fiscal 2002, the Company acquired Arguss Communications, Inc. (“Arguss”). During fiscal 2001, the Company acquired Point to Point Communications, Inc. (“PTP”), Stevens Communications, Inc. (“SCI”), and Nichols Holding, Inc. (“NCI”). These transactions were accounted for using the purchase method of accounting. The Company’s results include the results of these acquisitions from their respective acquisition dates until April 27, 2002. See Note 4.

The Company’s operations consist primarily of providing specialty contracting services to the telecommunications and electrical utility industries. All material intercompany accounts and transactions have been eliminated.

CHANGE IN FISCAL YEAR – On September 29, 1999, the Company changed to a fiscal year with 52 or 53 week periods ending on the last Saturday of July. This Quarterly Report presents financial information for the first, second, and third quarters of fiscal 2002, beginning July 29, 2001 and ending April 27, 2002.

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

Estimates are used in the Company’s revenue recognition of work-in-process, allowance for doubtful accounts, self-insured claims liability, and asset lives used in computing depreciation and amortization, including intangibles.

REVENUE – Income on short-term contracts is recognized as the related work is completed. Work-in-process on unit contracts is based on work performed but not billed. Income on long-term contracts is recognized on the percentage-of-completion method based primarily on the ratio of contract costs incurred to date to total estimated contract costs. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

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

CASH AND EQUIVALENTS – Cash and equivalents include cash balances on deposit in banks, overnight repurchase agreements, certificates of deposit, commercial paper, and various other financial instruments having an original maturity of three months or less. For purposes of the consolidated statements of cash flows, the Company considers these amounts to be cash equivalents.

INVENTORIES – Inventories consist primarily of materials and supplies used to complete certain of the Company’s business. The Company values these inventories using the first-in, first-out method. The Company periodically reviews the appropriateness of the carrying value of its inventories. The Company records a reserve for obsolescence if inventories are not expected to be used in the Company’s normal course of business. No reserve has been recorded in the periods presented.

PROPERTY AND EQUIPMENT – Property and equipment is stated at cost. Depreciation and amortization are computed over the estimated useful life of the assets utilizing the straight-line method. The estimated useful service lives of the assets are: buildings —20-31 years; leasehold improvements — the term of the respective lease or the estimated useful life of the improvements, whichever is shorter; vehicles — 3-7 years; equipment and machinery — 2-10 years; and furniture and fixtures — 3-10 years. Maintenance and repairs are expensed as incurred; expenditures that enhance the value of the property or extend its useful life are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

INTANGIBLE ASSETS – As of July 29, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment on an annual basis, or more frequently if indicators of impairment in value arise.

Under the transitional provisions of SFAS No. 142, the Company recorded a non-cash impairment charge of $99.0 million ($86.9 million after tax) as of the first quarter 2002. The impairment charge has been recorded as a cumulative effect of change in accounting principle on the accompanying Condensed Consolidated Statement of Operations for the nine months ended April 27, 2002. The following reporting units were identified as reporting units in which an impairment loss was recognized: Apex Digital, Inc., Globe Communications, Inc., Locating, Inc., Point to Point Communications, Inc., Tesinc, Inc., Nichols Construction, Inc., C-2 Utility Contractors, Inc., and Lamberts’ Cable Splicing Co. The valuation of goodwill was performed by a third party specialist, employing a combination of present value techniques to measure fair value corroborated by comparisons to estimated market multiples. Any subsequent impairment losses will be reflected in operating income or loss in the Consolidated Statements of Operations in the period the impairment is determined.

The following unaudited pro forma summary presents the Company’s net income and per share information as if the Company had been accounting for its goodwill under SFAS No. 142 for all periods presented:

	Three Months Ended		Nine Months Ended

	April 27,	April 28,	April 27,	April 28,
	2002	2001	2002	2001

Reported net income (loss)	$7,712,292	$13,057,666	$(66,183,388)	$47,766,785
Cumulative effect of change in accounting principle, net of tax	—	—	86,929,342	—

Net income excluding cumulative effect of change in accounting principle	7,712,292	13,057,666	20,745,954	47,766,785
Add back goodwill amortization, net of tax	—	1,540,188	—	3,385,578

Adjusted net income	$7,712,292	$14,597,854	$20,745,954	$51,152,363

Reported basic earnings per share	$0.17	$0.31	$(1.50)	$1.13
Cumulative effect of change in accounting principle	—	—	1.97	—

Earnings per share excluding cumulative effect of change in accounting principle	0.17	0.31	0.47	1.13
Add back goodwill amortization, net of tax	—	0.03	—	0.08

Adjusted basic earnings per share	$0.17	$0.34	$0.47	$1.21

Reported diluted earnings (loss) per share	$0.17	$0.31	$(1.50)	$1.12
Cumulative effect of change in accounting principle	—	—	1.97	—

Earnings per share excluding cumulative effect of change in accounting principle	0.17	0.31	0.47	1.12
Add back goodwill amortization, net of tax	—	0.03	—	0.08

Adjusted diluted earnings per share	$0.17	$0.34	$0.47	$1.20

Goodwill is net of accumulated amortization of approximately $12.8 million at April 27, 2002 and July 28, 2001.

Information regarding the Company’s other intangible assets is as follows:

	As of April 27, 2002			As of July 28, 2001

	Carrying	Accumulated	Weighted	Carrying	Accumulated
	Amount	Amortization	Average Life	Amount	Amortization

Licenses	$51,030	$22,958	5.00	$51,030	$15,508
Covenants not to compete	$561,960	$363,148	9.50	$567,950	$316,675
Backlog	$1,939,000	$286,000	1.25	$—	$—

Total	$2,551,990	$672,106		$618,980	$332,183

Intangible assets totaled $1,879,884, net of accumulated amortization of $672,106, and $286,797, net of accumulated amortization of $332,183 at April 27, 2002 and July 28, 2001, respectively. The intangibles at April 27, 2002 consist of licenses, covenants not to compete, and backlog obtained as part of the Arguss acquisition.

Amortization expense was $304,083 and $1,953,752 for the three months ended April 27, 2002 and April 28, 2001, respectively, and $340,549 and $4,554,875 for the nine months ended April 27, 2002 and April 28, 2001, respectively. Estimated amortization expense for each fiscal 2002 and each of the four succeeding fiscal years is as follows:

Fiscal year ending July:	Amount

2002	$718,658
2003	$1,364,998
2004	$59,936
2005	$55,730
2006	$20,809

SELF-INSURED CLAIMS LIABILITY – The Company retains the risk, up to certain limits, for automobile and general liability, workers’ compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $11,037,742 and $6,205,274 at April 27, 2002 and July 28, 2001, respectively, of which approximately $3.1 million of the increase at April 27, 2002 is attributable to the acquisition of Arguss. The determination of such claims and expenses and the appropriateness of the related liability is periodically reviewed and updated.

CUSTOMER ADVANCES – Under the terms of certain contracts, the Company receives advances from customers that may be offset against future billings by the Company. The Company has recorded these advances as liabilities and has not recognized any revenue for these advances.

INCOME TAXES – The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.

PER SHARE DATA – Earnings per common share-basic is computed using the weighted average common shares outstanding during the period. Earnings per common share-diluted is computed using the weighted average common shares outstanding during the period and the dilutive effect of common stock options, using the treasury stock method. See Note 3.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS – In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Based on our current analysis of SFAS No. 144, management does not believe it will have a material impact on the financial results of the Company.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets SFAS No. 142.” SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill. SFAS No. 142 instead sets forth methods to periodically evaluate goodwill for impairment. The Company adopted SFAS No. 142 in the first quarter of 2002, eliminating the amortization of goodwill. The Company completed its valuation of goodwill and as a result, recorded a non-cash impairment of $99.0 million ($86.9 million after tax) as of the first quarter 2002. The valuation was prepared by a third party specialist and employed a combination of present value techniques to measure fair value corroborated by comparisons to estimated market multiples. Any subsequent impairment losses will be reflected in operating income or loss in the Consolidated Statements of Operations.

3.     COMPUTATION OF PER SHARE EARNINGS

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS No. 128.

	For the Three Months Ended

	April 27,	April 28,
	2002	2001

Net income available to common stockholders (numerator)	$7,712,292	$13,057,666

Weighted-average number of common shares (denominator)	46,472,492	42,592,484

Earnings per common share – basic	$0.17	$0.31

Weighted-average number of common shares	46,472,492	42,592,484
Potential common stock arising from stock options	128,600	108,442

Total shares (denominator)	46,601,092	42,700,926

Earnings per common share – diluted	$0.17	$0.31

	For the Nine Months Ended

	April 27,	April 28,
	2002	2001

Net (loss) income available to common stockholders (numerator)	$(66,183,388)	$47,766,785

Weighted-average number of common shares (denominator)	44,115,148	42,277,784

Basic earnings per common share before cumulative effect of change in accounting principle	$0.47	$1.13
Cumulative effect of change in accounting principle	(1.97)	—

Basic (Loss) earnings per common share	$(1.50)	$1.13

Weighted-average number of common shares	44,115,148	42,277,784
Potential common stock arising from stock options	121,664	410,650

Total shares – diluted (denominator)	44,236,812	42,688,434

Diluted earnings per common share before cumulative effect of change in accounting principle	$0.47	$1.12
Cumulative effect of change in accounting principle	(1.97)	—

Diluted (Loss) earnings per common share	$(1.50)	$1.12

Options to purchase 2,347,404 and 2,346,671 shares of common stock were outstanding at April 27, 2002 and April 28, 2001, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common share for the quarter-to-date and year-to-date periods, respectively.

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

In February 2002, the Company acquired 100% of the outstanding capital stock of Arguss for 4,839,479 shares of Dycom common stock for an aggregate purchase price of approximately $85.0 million before various transaction costs. Arguss provides infrastructure services to cable and telecommunication companies. This acquisition provides Dycom with greater customer diversification and expanded Dycom’s geographical presence. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the acquisition of Arguss at the date of acquisition as accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 141 “ Business Combinations”. SFAS No. 141 was effective for all business combinations after June 30, 2001 and requires the use of the purchase method of accounting.

The purchase price of Arguss is summarized below:

Dycom common stock issued, net of registration cost	$82,500,000
Assumption of Arguss’ stock options	2,543,000
Estimated transaction costs of Dycom	4,713,000

$89,756,000

The allocation of the purchase price as of February 21, 2002 is summarized below:

Assets
Cash and marketable securities	$4,746,000
Accounts receivable	33,551,000
Costs and estimated earnings in excess of billings	5,136,000
Other current assets	8,738,000
Property and equipment	30,525,000
Intangible assets	1,939,000
Goodwill	94,289,000

Total assets	$178,924,000

Liabilities
Accounts payable	$9,015,000
Current portion of long term debt and note payable	58,253,000
Other current liabilities	16,110,000
Notes payable	1,413,000
Other liabilities	4,377,000

Total liabilities	$89,168,000

Net assets acquired	$89,756,000

The above purchase price allocation is preliminary. The final allocation of the purchase price will be determined based on the fair value of assets acquired and the fair value of liabilities assumed as of the date that the acquisition was consummated. At this time, intangible assets have been identified which would be valued apart from goodwill in the amount of approximately $1.9 million. These intangible assets will be amortized over a 15 month period. The purchase price allocation will remain preliminary until Dycom is able to (a) complete a third party valuation of property, plant and equipment acquired, (b) conduct a detailed review of the value of deferred tax assets and liabilities of Arguss, and (c) evaluate the fair value of other net assets, including intangibles and liabilities acquired. The final determination of the purchase price is expected to be completed by the end of the fourth quarter of fiscal 2002.

As a result of the acquisition of Arguss, the Company is currently holding the manufacturing subsidiary of Arguss for sale. The subsidiary manufactures and sells computer-controlled equipment used in the surface mount electronics circuit assembly industry. The disposition of this subsidiary is expected to be completed by the end of fiscal 2002. The Company does not anticipate that the ultimate disposition of this business will result in a material effect on its results of operations, financial position or cash flow. The subsidiary produced an operating loss of approximately $200,000 for the 3 months ended April 27, 2002. This loss has been excluded from the results of operations for the Company.

In February 2002, Dycom paid off the long-term debt of Arguss. The total amount paid was approximately $58.0 million and was paid from available cash.

The Company has recorded all of the acquisitions referred to above using the purchase method of accounting. Under SFAS No. 142, goodwill associated with these acquisitions is no longer being amortized, but will be reviewed annually for impairment. The operating results of the companies acquired are included in the accompanying consolidated condensed financial statements from their respective date of purchase.

The following unaudited pro forma summaries present the consolidated results of operations of the Company as if the foregoing acquisitions had occurred on July 30, 2000:

	For the Three Months Ended

	April 27,	April 28,
	2002	2001

Total revenues	$176,761,695	$251,506,171
Income before income taxes	11,395,613	23,881,735
Net income	6,395,743	13,738,569
Earnings per share:
Basic	$0.13	$0.29
Diluted	$0.13	$0.29

	For the Nine Months Ended

	April 27,	April 28,
	2002	2001

Total revenues	$570,852,934	$863,460,632
Income before income taxes	33,678,227	101,585,355
Income before cumulative effect of change in accounting principle	19,306,188	59,716,462
Net (loss) income	(67,623,154)	59,716,462
(Loss) earnings per share:
Basic	$(1.42)	$1.25
Diluted	$(1.41)	$1.24

In connection with certain of the acquisitions referred to above, the Company entered into employment contracts with certain executive officers varying in length from three to five years.

5.     ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	April 27,	July 28,
	2002	2001

Contract billings	$108,933,529	$112,522,872
Retainage	12,368,711	10,887,430
Other receivables	2,408,295	1,735,260

Total	123,710,535	125,145,562
Less allowance for doubtful accounts	5,662,988	2,885,745

Accounts receivable, net	$118,047,547	$122,259,817

For the periods indicated, the allowance for doubtful accounts changed as follows:

	For the Three Months Ended

	April 27,	April 28,
	2002	2001

Allowance for doubtful accounts at 1/26/2002 and 1/27/2001, respectively	$2,403,778	$4,030,186
Allowance for doubtful account balances from acquisitions	2,814,763	—
Additions (Reductions) charged to (against) bad debt expense	1,247,854	(109,481)
Amounts charged against the allowance, net of recoveries	(803,407)	(430,207)

Allowance for doubtful accounts	$5,662,988	$3,490,498

	For the Nine Months Ended

	April 27,	April 28,
	2002	2001

Allowance for doubtful accounts at 7/28/2001 and 7/29/2000, respectively	$2,885,745	$4,120,232
Allowance for doubtful accounts from acquisitions	2,814,763	600,000
Additions (Reductions) charged to (against) bad debt expense	954,663	(46,171)
Amounts charged against the allowance, net of recoveries	(992,183)	(1,183,563)

Allowance for doubtful accounts	$5,662,988	$3,490,498

As of April 27, 2002 and July 28, 2001, the Company expected to collect all of its retainage balances within twelve months.

6.     COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

	April 27,	July 28,
	2002	2001

Costs incurred on contracts in progress	$33,134,072	$29,765,794
Estimated to date earnings	9,814,029	9,919,190

Total costs and estimated earnings	42,948,101	39,684,984
Less billings to date	8,590,026	3,262,831

	$34,358,075	$36,422,153

Included in the accompanying consolidated balance sheet under the captions:
Costs and estimated earnings in excess of billings	$35,180,892	$36,980,314
Billings in excess of costs and estimated earnings	822,817	558,161

	$34,358,075	$36,422,153

As stated in Note 2, the Company performs services under short-term, unit based and long-term, percentage-of-completion contracts. The amounts presented above aggregate the effects of these two types of contracts.

7.     PROPERTY AND EQUIPMENT

The accompanying consolidated balance sheets include the following property and equipment:

	April 27,	July 28,
	2002	2001

Land	$5,494,792	$3,361,750
Buildings	11,025,295	6,480,120
Leasehold improvements	1,896,976	1,683,123
Vehicles	124,197,796	119,466,981
Equipment and machinery	89,593,313	80,609,844
Furniture and fixtures	16,832,866	13,682,891

Total	249,041,038	225,284,709
Less accumulated depreciation	130,287,881	115,720,993

Property and equipment, net	$118,753,157	$109,563,716

Approximately $30.5 million of fixed assets were acquired with the purchase of Arguss on February 21, 2002. Maintenance and repairs of property and equipment amounted to $2,498,064 and $2,839,420 for the three months ended April 27, 2002 and April 28, 2001, respectively. Maintenance and repairs of property and equipment amounted to $6,729,997 and $9,918,677 for the nine months ended April 27, 2002 and April 28, 2001, respectively.

8.     OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	April 27,	July 28,
	2002	2001

Accrued payroll and related taxes	$14,537,639	$14,079,386
Accrued employee bonus and benefit costs	5,228,048	9,480,643
Accrued construction costs	3,913,927	3,259,131
Other	15,206,274	11,797,386

Accrued Liabilities	$38,885,888	$38,616,546

9.     NOTES PAYABLE

Notes payable are summarized by type of borrowings as follows:

	April 27,	July 28,
	2002	2001

Bank Credit Agreement – Term Loan	$6,750,000	$8,750,000
Capital lease obligations	1,601	6,743
Equipment loans	815,432	311,856

Total	7,567,033	9,068,599
Less current portion	7,528,995	2,272,218

Notes payable – non-current	$38,038	$6,796,381

On June 3, 2002, the Company entered into a new $200 million unsecured revolving credit agreement (“New Credit Agreement”) with a syndicate of banks. The new facility replaced the Company’s prior credit agreement, whose revolving facility expired on April 27, 2002. On April 30, 2002, the Company prepaid the outstanding term loan balance of approximately $6.8 million borrowed under the term facility of the prior bank agreement, the term facility would have expired on April 27, 2004. In addition, on April 30, 2002, the outstanding letters of credit issued under the prior credit agreement were reissued by another financial institution, at which time the prior agreement was terminated. On June 3, 2002 these letters of credit were rolled into the New Credit Agreement.

The Company had outstanding standby letters of credit and bonds of $20.3 million at April 27, 2002, all of which are issued to the Company’s insurance administrators as part of its self-insurance program.

The New Credit Agreement provides the Company with a commitment of $200 million for a three-year period. Included in the $200 million commitment is a sublimit of $40 million for the issuance of letters of credit. On June 3, 2002 the Company had no loans outstanding under the New Credit Agreement and $20.3 million of outstanding letters of credit, resulting in an available borrowing capacity of $179.7 million.

Loans under the New Credit Agreement bear interest, at the option of the Company, at the bank’s prime interest rate or LIBOR plus a spread of 1.25%, 1.50% or 2.00% based upon the Company’s current leverage ratio. Based on the Company’s current leverage ratio, borrowings would be eligible for the 1.25% spread. The Company is required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the facilities. In addition, the Company pays an annual agent fee of $50,000.

The New Credit Agreement requires the Company to maintain certain financial covenants and conditions, as well as restricts the encumbrances of assets and creation of indebtedness, and limits the payment of cash dividends. No cash dividends were paid during the periods presented. At June 3, 2002, the Company was in compliance with all financial covenants and conditions under the credit agreement.

In addition to the borrowings under the bank credit agreement, certain subsidiaries have outstanding obligations under capital leases and other equipment financing arrangements. The obligations are payable in monthly installments expiring at various dates through June 2012.

Interest costs incurred on notes payable, all of which were expensed, during the three months ended April 27, 2002 and April 28, 2001, were $101,965 and $208,667, respectively. Interest costs for the nine months ended April 27, 2002 and April 28, 2001 were $306,971 and $688,966, respectively.

The interest rates on notes payable under the bank credit agreement are at current rates and, therefore, the carrying amount approximates fair value.

10.     COMMITMENTS AND CONTINGENCIES

The federal employment tax returns for one of the Company’s subsidiaries was audited by the Internal Revenue Service (“IRS”). As a result of the audit, the Company received an examination report from the IRS in October 1999 proposing a $6.1 million tax deficiency. At issue, according to the examination report, was the taxpayer’s payment of certain employee allowances for the years 1995 through 1997 without reporting such payment as wages on its employees’ W-2 forms. In April 2002, the Company reached a settlement agreement with the IRS. As a consequence of the settlement, the Company’s reserve for payroll taxes was adjusted downward resulting in a reduction for the quarter of $1.5 million in payroll tax expense included in cost of earned revenues. The settlement was paid in full to the IRS on May 6, 2002.

On September 10, 2001, as amended on November 9, 2001, Williams Communications LLC filed suit against one of Dycom’s subsidiaries, Niels Fugal Sons Company (“NFS”), in the United States District Court of the Northern District of Oklahoma for claims which include breach of contract with respect to a fiber-optic fiber installation project that NFS had constructed for Williams Communications. Williams Communications seeks an unspecified amount of damages, including compensatory, liquidated and punitive damages. The Company has answered and asserted affirmative defenses to their complaints and has filed a counterclaim for unpaid amounts in excess of $7 million due under the contract. No trial date has been set and discovery has recently commenced. Management believes the Company has meritorious defenses against these claims and intends to defend them vigorously. Management believes that this litigation will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any litigation.

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

In June 2001, the Board of Directors approved a resolution authorizing management to repurchase up to $25.0 million of the Company’s issued and outstanding stock over an eighteen month period. Funds used for the share repurchase will be generated from free cash flow. Through June 10, 2002, approximately 82,000 shares having an aggregate cost of approximately $1.2 million had been repurchased under this program to be placed in treasury.

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

On February 21, 2002, the Company issued 4,839,479 shares of the Company’s common stock in connection with the acquisition of Arguss. These shares were registered under the Securities Act of 1933, as amended.

In connection with the consummation of the merger of Arguss, 1,128,564 options to purchase Dycom common stock were issued to former Arguss employees in exchange for their existing Arguss stock options.

12.     SEGMENT INFORMATION

The Company operates in one reportable segment as a specialty contractor. The Company provides engineering, placement and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers, and cable television multiple system operators. Additionally, the Company provides similar services related to the installation of integrated voice, data, and video local and wide area networks within office buildings and similar structures, and also provides underground locating services to various utilities and provides construction and maintenance services to electrical utilities. Each of these services is provided by various Company subsidiaries, which provide management with monthly financial statements. All of the Company’s subsidiaries have been aggregated into one reporting segment due to their similar customer bases, products and production methods, and distribution methods. The following table presents information regarding the quarterly and year to date contract revenues by type of customer:

	For the Three Months Ended

	April 27,	April 28,
	2002	2001

Telecommunications	$152,593,824	$184,095,698
Electrical utilities	3,012,036	3,551,187
Utility line locating	14,145,894	13,964,057

Total contract revenues	$169,751,754	$201,610,942

	For the Nine Months Ended

	April 27,	April 28,
	2002	2001

Telecommunications	$426,897,720	$587,988,021
Electrical utilities	9,564,200	11,431,162
Utility line locating	39,386,742	32,647,494

Total contract revenues	$475,848,662	$632,066,677

13.     SUBSEQUENT EVENTS

On April 30, 2002, the Company paid the remaining balance of $6,750,000, plus accrued interest, on the term loan in full.

In April 2002, the Company reached a settlement agreement with the Internal Revenue Service regarding the payment of federal employment taxes for one of its subsidiaries. See Note 10 for further details. As a consequence of the settlement , the Company’s reserve for payroll taxes was adjusted downward resulting in a reduction for the quarter of approximately $1.5 million in payroll tax expense included in cost of earned revenues. The settlement was paid in full to the IRS on May 6, 2002.

On June 3, 2002, the Company entered into a new $200 million credit facility with a syndicate of banks led by Wachovia Bank, N.A. The credit facility provides available financing to the Company through June 2005. It provides a $200 million revolving facility for general corporate purposes, which includes a $40 million letter of credit subfacility.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates these estimates, including those related to revenue recognition, bad debts, investments, intangible assets, self-insured claims liability, contingencies and litigation. The Company bases its estimates on current information, historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

The Company has identified the accounting policies below as critical to the accounting for its business operations and the understanding of the Company’s results of operations due to the estimation process involved in each. The impact related to these policies on the Company’s operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a further discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements included in our 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 10, 2001. Our critical accounting policies are as follows:

REVENUE RECOGNITION. Income on short-term contracts is recognized as the related work is completed. Work-in-process on unit contracts is based on work performed but not billed. Income on long-term contracts is recognized on the percentage-of-completion method based primarily on the ratio of contract costs incurred to date to total estimated contract costs. Changes in job performance, job conditions, and final contract settlement, among others, are the factors that influence the assessment of the total estimated costs to complete these contracts. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

“Costs and estimated earnings in excess of billings” primarily relates to revenues for completed but unbilled units under unit based contracts, as well as revenues recognized under the percentage-of-completion method for long-term contracts. These costs are classified as current assets on the consolidated balance sheets. For those contracts in which billings exceed contract revenues recognized to date, such excesses are included in the caption “billings in excess of costs and estimated earnings” and are classified as current liabilities on the consolidated balance sheets.

ESTIMATION OF THE ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Any increase in the allowance accounts has a corresponding negative effect on the results of operations. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer creditworthiness, current economic trends, and takes changes in our customer payment terms into consideration when evaluating the adequacy of the allowance for doubtful accounts.

VALUATION OF INTANGIBLE ASSETS AND GOODWILL. The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with the statement, the Company will conduct on an annual basis (or interim basis if circumstances warrant) a review of our reporting units to determine whether their carrying value exceeds their fair market value. Should this be the case the value of the Company’s goodwill may be impaired and written down. Dycom engaged a third party specialist to assist in the valuation process required under SFAS No. 142 and as a result of that valuation have identified the following reporting units in which an impairment loss was recognized: Apex Digital, Inc., Globe Communications, Inc., Locating, Inc., Point-to-Point Communications, Inc., Tesinc, Inc., Nichols Constructions, Inc., C-2 Utility Contractors, Inc., and Lamberts’ Cable Splicing Co. The valuations performed employed a combination of present value techniques to measure fair value corroborated by comparisons to estimated market multiples. As a result of the valuations, the Company recorded a non-cash impairment charge of $99.0 million ($86.9 million after tax) as of the first quarter 2002. The impairment loss has been recorded as a cumulative effect of change in accounting principle on the accompanying Condensed Consolidated Statement of Operations for the nine months ended April 27, 2002 as of our first quarter 2002. Any subsequent impairment losses will be reflected in operating income or loss in the consolidated statements of operations.

SELF-INSURED CLAIMS LIABILITY.

The Company retains the risk, up to certain limits for automobile, general liability and workers’ compensation. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. Additionally, the Company retains the risk, up to certain limits under a self-insured employee health plan. The Company periodically reviews its paid claims history and analyzes its accrued liability for claims, including claims incurred but not yet paid, reflected in the consolidated financial statements. Factors affecting the determination of amounts to be accrued under the employee health plan include, but are not limited to, frequency of use, changes in medical costs, unfavorable jury decisions, legislative changes, changes in the medical conditions of claimants, court interpretations and economic factors such as inflation. The method of calculating the estimated accrued liability for automobile, general liability workers’ compensation and employee group health claims is subject to the inherent uncertainty of projecting events that have yet to occur. Actual results less favorable than those used in calculating the accrued liability could result in a significant impact on the amount of expenses required to be recorded by the Company.

Arguss Acquisition

In February 2002, the Company acquired 100% of the outstanding capital stock of Arguss for approximately 4.8 million shares of Dycom common stock for an aggregate purchase price of approximately $85.0 million before various transaction costs. Prior to February 2002, Arguss was a provider of infrastructure services to cable and telecommunication companies. This acquisition provides Dycom with greater customer diversification and expanded Dycom’s geographical presence. The operating results of Arguss are included in the accompanying consolidated condensed financial statements from the date of acquisition.

Results of Operations

The following table sets forth, as a percentage of contract revenues earned, certain items in the Company’s condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended

	April 27,	April 28,
	2002	2001

Contract revenues earned	100.0%	100.0%
Expenses:
Cost of earned revenues, excluding depreciation	74.8	75.3
General and administrative	11.8	9.3
Depreciation and amortization	6.0	5.2

Total	92.6	89.8
Interest income, net	0.3	0.6
Other income, net	0.3	0.5

Income before income taxes	8.0	11.3
Provision for income taxes	3.5	4.8

Net Income	4.5%	6.5%

	For the Nine Months Ended

	April 27,	April 28,
	2002	2001

Contract revenues earned	100.0%	100.0%
Expenses:
Cost of earned revenues, excluding depreciation	76.5	74.7
General and administrative	10.8	8.7
Depreciation and amortization	5.9	4.7

Total	93.2	88.1

Interest income, net	0.4	0.6
Other income, net	0.3	0.3

Income before income taxes	7.5	12.8
Provision for income taxes	3.2	5.2

Net income before cumulative effect of change in accounting principle	4.3	7.6
Cumulative effect of change in accounting principle	(18.3)	0.0

Net (Loss) income	(14.0)%	7.6%

Revenues Contract revenues decreased $31.8 million, or 15.8% to $169.8 million in the quarter ending April 27, 2002 from $201.6 million in the quarter ended April 28, 2001. Of this decrease, $31.5 million was attributable to specialty contracting services provided to telecommunications companies and $0.5 million was attributable to construction and maintenance services provided to electrical utilities, offset by an increase of $0.2 million to underground utility locating services provided to various utilities. Acquisitions made subsequent to April 27, 2001 contributed $26.5 million of contract revenues during the quarter ended April 27, 2002. Excluding revenues attributable to these acquisitions, contract revenues would have decreased $68.3 million for the quarter.

During the quarter ended April 27, 2002, the Company recognized $152.6 million of contract revenues from telecommunications services as compared to $184.1 million for the quarter ended April 28, 2001, a decrease of 17.1%. The decrease in the Company’s telecommunication’s service revenue is primarily from lower demand from several cable customers, an emerging telecommunications provider, and several incumbent local exchange carriers. The Company is unable to predict when demand from these customers will increase, but expects that lower demand will continue throughout the following quarter. The Company recognized contract revenues of $3.0 million from electric construction and maintenance services in the quarter ended April 27, 2002 as compared to $3.5 million in the quarter ended April 28, 2001. The Company recognized contract revenues of $14.1 million from underground utility locating services in the quarter ended April 27, 2002 as compared to $13.9 million in the quarter ended April 28, 2001. Acquisitions subsequent to April 28, 2001 contributed $26.5 million or 15.6% of contract revenues from telecommunications services during the quarter ended April 28, 2002.

In May 2002, the Company was notified by several subsidiaries of Adelphia Communications Corporation (“Adelphia”) to suspend work on substantially all of their projects. Revenues from Adelphia were approximately 18.5% and 13.4% of Dycom’s revenues for the quarter ended April 27, 2002 and the nine months ended April 27, 2002, respectively. At April 27, 2002, Dycom had unbilled work in progress and outstanding receivables from Adelphia of approximately $33.6 million. Dycom anticipates that the suspension of this work will impact results for its fourth quarter ending July 27, 2002, and may impact results into fiscal 2003.

Contract revenues from multi-year master service agreements and other long-term agreements represented 82.7% of total contract revenues in the quarter ended April 27, 2002 as compared to 88.4% in the quarter ended April 28, 2001, of which contract revenues from multi-year master service agreements represented 43.4% of total contract revenues in the quarter ended April 27, 2002 as compared to 58.9% in the quarter ended April 28, 2001.

For the quarters ended April 27, 2002 and April 28, 2001, approximately 18.5% and 3.3%, respectively, of contract revenues were from Adelphia; 16.7% and 20.5%, respectively, of contract revenues were from BellSouth Corporation (“BellSouth”); 9.4% and 22.3% respectively, of contract revenues were from Comcast Corporation (“Comcast”); 6.9% and 3.3%, respectively, of contract revenues were from Direct TV; and 6.7% and 5.9%, respectively, of the contract revenues were from AT&T Corp.

Contract revenues decreased $156.3 million, or 24.7% to $475.8 million in the nine months ending April 27, 2002 from $632.1 million in the nine months ended April 28, 2001. Of this decrease, $161.1 million was attributable to specialty contracting services provided to telecommunications companies and $1.9 million was attributable to construction and maintenance services provided to electrical utilities, offset by an increase of $6.7 million to underground utility locating services provided to various utilities. Acquisitions made subsequent to April 28, 2001 contributed $26.5 million of contract revenues during the nine months ended April 27, 2002. Excluding revenues attributable to these acquisitions, contract revenues would have decreased $182.8 million for the nine month period.

During the nine months ended April 27, 2002, the Company recognized $426.9 million of contract revenues from telecommunications services as compared to $588.0 million for the nine months ended April 28, 2001. The decrease in the Company’s telecommunication’s service revenue is primarily from lower demand from several cable customers, an emerging telecommunications provider, and several incumbent local exchange carriers. The Company recognized contract revenues of $9.6 million from electric construction and maintenance services in the nine months ended April 27, 2002 as compared to $11.4 million in the nine months ended April 28, 2001. The Company recognized contract revenues of $39.4 million from underground utility locating services in the nine months ended April 27, 2002 as compared to $32.7 million in the nine months ended April 28, 2001. Acquisitions subsequent to April 28, 2001 contributed $26.5 million or 5.6% of contract revenues from telecommunications services during the nine months ended April 27, 2002.

Contract revenues from multi-year master service agreements and other long-term agreements represented 84.1% of total contract revenues in the nine months ended April 27, 2002 as compared to 79.4% in the nine months ended April 28, 2001, of which contract revenues from multi-year master service agreements represented 46.8% of total contract revenues in the nine months ended April 27, 2002 as compared to 49.9% in the nine months ended April 28, 2001.

For the nine months ended April 27, 2002 and April 28, 2001, approximately 16.5% and 17.7%, respectively, of the contract revenues were from BellSouth; 13.9% and 14.8%, respectively, of the contract revenues were from Comcast; 13.4% and 3.0% respectively, of the contract revenues were from Adelphia; 5.9% and 4.1%, respectively, of the contract revenues were from Direct TV; and 5.3% and 6.1%, respectively, of the contract revenues were from Charter Communications.

Cost of Earned Revenues. Costs of earned revenues decreased $24.7 million to $127.0 million in the quarter ended April 27, 2002 from $151.7 million in the quarter ended April 28, 2001, and decreased as a percentage of contract revenues to 74.8% from 75.3%. Direct labor and equipment costs declined by 2.6% as a percentage of contract revenues while subcontractor costs, direct materials, insurance and other direct costs increased by 2.1%. During the quarter, the Company reached a settlement agreement with the IRS in reference to a federal employment tax audit. As a consequence of the settlement, the Company’s reserve for payroll taxes was adjusted downward resulting in a reduction of payroll tax expense for the quarter ended April 27, 2002 in the amount of approximately $1.5 million.

Costs of earned revenues decreased $107.9 million to $364.0 million in the nine months ended April 27, 2002 from $471.9 million in the nine months ended April 28, 2001, and increased as a percentage of contract revenues to 76.5% from 74.7%. Direct labor, direct materials, equipment costs, payroll taxes, and subcontractor costs declined by 3.6% as a percentage of contract revenues while other direct costs and insurance increased by 5.4%. During the nine months, the Company reached a settlement agreement with the IRS in reference to a federal employment tax audit. As a consequence of the settlement, the Company’s reserve for payroll taxes was adjusted downward resulting in a reduction of payroll tax expense for the nine months ended April 27, 2002 in the amount of approximately $1.5 million.

General and Administrative Expenses. General and administrative expenses increased $1.2 million to $20.0 million in the quarter ended April 27, 2002 from $18.8 million in the quarter ended April 28, 2001. The increase in general and administrative expenses for the quarter ended April 27, 2002, as compared to the quarter ended April 28, 2001, was primarily attributable to an increase in the provision for doubtful accounts of $1.4 million and franchise taxes of $1.0 million, offset by a decrease in group insurance of $0.8 million, payroll taxes of $0.3 million, and other general and administrative expenses of $0.1 million. General and administrative expenses increased as a percentage of contract revenues to 11.8% from 9.3% in the quarter ended April 27, 2002 as compared to the quarter ended April 28, 2001, primarily as a result of the increases in the provision for doubtful accounts, fringe benefits, and franchise taxes.

General and administrative expenses decreased $3.7 million to $51.4 million in the nine months ended April 27, 2002 from $55.1 million in the nine months ended April 28, 2001. The decrease in general and administrative expenses for the nine months ended April 27, 2002, as compared to the nine months ended April 28, 2001, was primarily attributable to decreases in group insurance, bonuses, payroll taxes of $4.9 million, offset by increases in the provision for doubtful accounts, franchise taxes, and other general and administrative expenses of $1.2 million. General and administrative expenses increased as a percentage of contract revenues to 10.8% from 8.7% in the nine months ended April 27, 2002 as compared to the nine months ended April 28, 2001, primarily as a result of increases in payroll expenses and professional fees.

Depreciation and Amortization. Depreciation and amortization decreased $0.3 million to $10.2 million in the quarter ended April 27, 2002 as compared to $10.5 million in the quarter ended April 28, 2001, and increased as a percentage of contract revenues to 6.0% from 5.2%. The $0.3 million decrease was a result of the elimination of amortization of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, offset by an increase in depreciation expense of $1.4 million. Amortization expense was $304,083 and $1,953,752 for the three months ended April 27, 2002 and April 28, 2001, respectively.

Depreciation and amortization decreased $1.5 million to $27.9 million in the nine months ended April 27, 2002 as compared to $29.4 million in the nine months ended April 28, 2001, and increased as a percentage of contract revenues to 5.9% from 4.7%. The $1.5 million decrease was a result of the elimination of amortization of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, offset in part by an increase in depreciation expense of $2.7 million. Amortization expense was $340,549 and $4,554,875 for the nine months ended April 27, 2002 and April 28, 2001, respectively.

Interest Income, Net. Interest income, net decreased $0.6 million to $0.5 million in the quarter ended April 27, 2002 from $1.1 million in the quarter ended April 28, 2001. The decrease was primarily due to lower interest rates.

Interest income, net decreased $1.4 million to $2.1 million in the nine months ended April 27, 2002 from $3.5 million in the nine months ended April 28, 2001. The decrease was primarily due to lower interest rates.

Income Taxes. The provision for income taxes was $5.9 million in the three months ended April 27, 2002 as compared to $9.7 million in the same period last year. The Company’s effective tax rate was 43.3% in the three months ended April 27, 2002 as compared to 42.6% in the same period last year. The effective tax rate differs from the statutory rate due to state income taxes, the amortization of intangible assets that do not provide a tax benefit, and other non-deductible expenses for tax purposes.

The provision for income taxes was $15.3 million in the nine months ended April 27, 2002 as compared to $33.2 million in the same period last year. The Company’s effective tax rate was 42.5% in the nine months ended April 27, 2002 as compared to 41.0% in the nine months ended April 28, 2001. The effective tax rate differs from the statutory rate due to state income taxes, the amortization of intangible assets that do not provide a tax benefit, and other non-deductible expenses for tax purposes.

Cumulative Effect of Change in Accounting Principle for SFAS No. 142. The adoption of SFAS No. 142 is a required change in accounting principle, and the cumulative effect of adopting this standard as of our first quarter 2002 resulted in a non-cash, after tax charge of approximately $86.9 million for Company operations. In accordance with SFAS No. 142, the Company conducted a review of its reporting units during the third quarter of fiscal 2002 to determine whether their carrying value exceeds their fair market value. Dycom engaged a third party specialist to assist in this valuation process and identified the following reporting units in which an impaired loss was recognized: Apex Digital, Inc., Globe Communications, Inc., Locating, Inc., Point-to-Point Communications, Inc., Tesinc, Inc., Nichols Constructions, Inc., C-2 Utility Contractors, Inc., and Lamberts’ Cable Splicing Co. The Company recorded an impairment charge of $86.9 million, net of taxes, as a cumulative effect of change in accounting principle effective as of our first quarter 2002 results.

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

During the nine months ended April 27, 2002, cash and equivalents increased $4.9 million, compared to an increase of $1.3 million during the nine months ended April 28, 2001. As of April 27, 2002 the Company had approximately $135.4 million of cash and equivalents, compared to $107.0 million at April 28, 2001.

For the nine months ended April 27, 2002, net cash provided by operating activities was $70.5 million compared to $108.0 million for the nine months ended April 28, 2001. Net loss adjusted for non-cash charges, consisting of depreciation, amortization, and the cumulative effect of change in accounting principle, is the primary source of operating cash flow. Working capital items generated $5.5 million of operating cash flow for the nine month period ended April 27, 2002 principally through decreases in accounts receivable, net and unbilled revenues, partially offset by a decrease in accounts payable and other accrued liabilities.

In the nine months ended April 27, 2002, net cash used in investing activities was $3.9 million as compared to $103.5 million for the same period last year. For the nine months ended April 27, 2002, capital expenditures of $9.7 million were for the normal replacement of equipment offset in part by $3.8 million in proceeds from the sale of idle assets and net cash acquired thru the Arguss acquisition. For the nine months ended April 28, 2001, capital expenditures of $35.3 million were for the normal replacement of equipment and purchases for the start up of certain long-term contracts. For the nine months ended April 28, 2001, acquisition expenditures, net of cash acquired, was $70.6 million.

In the nine months ended April 27, 2002, net cash utilized by financing activities was $61.7 million, which was primarily attributable to principal payments on long-term notes and the purchase of treasury stock, net of proceeds from the exercise of stock options. Included in this amount is $58.0 million related to the repayment of indebtedness of Arguss subsequent to its acquisition. For the nine months ended April 28, 2001, net cash utilized by financing activities was $3.1 million, which was primarily attributed to the principal payments on long-term notes, net of proceeds from the exercise of stock options.

On June 3, 2002, the Company entered into a new $200 million unsecured revolving credit agreement (“New Credit Agreement”) with a syndicate of banks. The new facility replaced the Company’s prior credit agreement, the revolving facility portion of which expired on April 27, 2002. On April 30, 2002, the Company prepaid the outstanding term loan balance of approximately $6.8 million borrowed under the prior agreement, the term facility would have expired on April 27, 2004. In addition, on April 30, 2002 the outstanding letters of credit issued under the prior credit agreement were reissued by another financial institution, at which time the prior agreement was terminated. On June 3, 2002 these letters of credit were rolled into the New Credit Agreement.

The Company had outstanding standby letters of credit and bonds of $20.3 million at April 27, 2002, all of which are issued to the Company’s insurance administrators as part of its self-insurance program.

The New Credit Agreement provides the Company with a commitment of $200 million for a three-year period. Included in the $200 million commitment is a sublimit of $40 million for the issuance of letters of credit. On June 3, 2002 the Company had no loans outstanding under the New Credit Agreement and $20.3 million of outstanding letters of credit, resulting in an available borrowing capacity of $179.7 million.

Loans under the New Credit Agreement bear interest, at the option of the Company, at the bank’s prime interest rate or LIBOR plus a spread of 1.25%, 1.50% or 2.00% based upon the Company’s current leverage ratio. Based on the Company’s current leverage ratio, borrowings would be eligible for the 1.25% spread. The Company is required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the facilities. In addition, the Company pays an annual agent fee of $50,000.

The bank credit agreement requires the Company to maintain certain financial covenants and conditions, as well as restricts the encumbrances of assets and creation of indebtedness, and limits the payment of cash dividends. No cash dividends were paid during the periods presented. At June 3, 2002, the Company was in compliance with all financial covenants and conditions under the credit agreement.

In addition to the borrowings under the amended bank credit agreement, certain subsidiaries have outstanding obligations under capital leases and other equipment financing arrangements. The obligations are payable in monthly installments expiring at various dates through June 2012.

Interest costs incurred on notes payable, all of which were expensed, during the three months ended April 27, 2002 and April 28, 2001, were $101,965 and $208,667, respectively. Interest costs for the nine months ended April 27, 2002 and April 28, 2001 were $306,971 and $688,966, respectively.

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

On June 4, 2001, the Company announced that the Board of Directors had authorized a program to repurchase up to $25 million worth of the Company’s common stock over an eighteen-month period. Any such repurchases will be made in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of its common stock, and the plan may be suspended at any time at the Company’s discretion. As of June 10, 2002, the Company had repurchased approximately 82,000 shares of the Company’s stock having an aggregate cost of approximately $1.2 million.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company considered the provision of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.” The Company had no significant holdings of derivative financial or commodity instruments at April 27, 2002. A review of the Company’s other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk. At April 27, 2002, the Company performed sensitivity analyses to assess the potential effect of this risk and concluded that reasonably possible near-term changes in interest rates should not materially affect the Company’s financial position, results of operations, or cash flows.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On September 10, 2001, as amended on November 9, 2001, Williams Communications LLC filed suit against one of Dycom’s subsidiaries, NFS, in the United States District Court of the Northern District of Oklahoma for claims which include breach of contract with respect to a fiber-optic fiber installation project that NFS had constructed for Williams Communications. Williams Communications seeks an unspecified amount of damages, including compensatory, liquidated and punitive damages. The Company has answered and asserted affirmative defenses to their complaints and have filed a counterclaim for unpaid amounts in excess of $7 million due under the contract. No trial date has been set and discovery has recently commenced. Management believes the Company has meritorious defenses against these claims and intends to defend them vigorously. Management believes that this litigation will not materially affect the Company’s financial position or future operating results, although no assurance can be given with respect to the ultimate outcome of any litigation.

Item 6. Exhibits and reports on Form 8-K:

(a)  Exhibits

Exhibits furnished pursuant to the requirements of Form 10-Q:

Number	Description

(3)	Restated Articles of Incorporation of Dycom Industries, Inc., dated May 22, 2002 and filed with the Secretary of State of Florida on June 10, 2002.

(10)	Credit Agreement dated June 3, 2002 by and among Dycom Industries, Inc. and the Wachovia Bank, National Association, as Administrative Agent for the Lenders, and Bank of America, N.A. as Syndication Agent.

(11)	Statement re computation of per share earnings; All information required by Exhibit 11 is presented within Note 3 of the Company’s condensed consolidated financial statements in accordance with the provisions of SFAS No. 128.

(b)  Reports on Form 8-K

The following report on Form 8-K was filed on behalf of the Registrant during the quarter ended April 27, 2002:

(i)  Press release announcing earnings for the second quarter of 2002.
                    Item Reported: 5
                    Date Filed: February 18, 2002

(ii)  Transcript of second quarter 2002 earnings conference call held on February 19, 2002.
                    Item Reported: 5
                    Date Filed: February 19, 2002

(iii)  Completion of exchange offer for all of the outstanding shares of common stock of Arguss Communications, Inc.
                    Item Reported: 2
                    Date Filed: February 21, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant
Date:	June 11, 2002	/s/ Steven E. Nielsen

Steven E. Nielsen
President and Chief Executive Officer

Date:	June 11, 2002	/s/ Richard L. Dunn

Richard L. Dunn
Senior Vice President, Chief Financial
Officer and Principal Accounting Officer