Form 10-K
period 2002-07-27
DYCOM INDUSTRIES INC
filed 2002-10-18
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 27, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-5423

Dycom Industries, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State of incorporation)	(I.R.S. Employer Identification No.)

4440 PGA Boulevard, Suite 500, Palm Beach Gardens, Florida (Address of principal executive offices)	33410 (Zip Code)

Registrant’s telephone number, including area code:

(561) 627-7171

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.33 1/3 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the common stock, par value $0.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on September 27, 2002 was $430,344,593.

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 27, 2002
Common Stock, $0.33 1/3	47,869,254

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
1. Summary of Significant Accounting Policies
2. Computation of Per Share Earnings
3. Acquisitions
4. Accounts Receivable
5. Costs and Estimated Earnings on Contracts in Progress
6. Property and Equipment
7. Other Accrued Liabilities
8. Notes Payable
9. Income Taxes
10. Other Income, Net
11. Capital Stock
12. Employee Benefit Plans
13. Stock Option Plans
14. Related Party Transactions
15. Major Customers and Concentration of Credit Risk
16. Commitments and Contingencies
17. Segment Information
18. Quarterly Financial Data (Unaudited)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 10-K
SIGNATURES
EMPLOYMENT AGREEMENT FOR TIMOTHY R. ESTES
SUBSIDIARIES OF THE COMPANY
CONSENT OF DELOITTE & TOUCHE LLP
CERTIFICATION OF THE CEO AND CFO

PART I

Item 1.     Business

Overview

      We are a leading provider of specialty contracting services, including engineering, construction, installation, and maintenance services to telecommunications providers throughout the United States. We provide a comprehensive range of telecommunications infrastructure services including the engineering, placement and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers and cable television multiple system operators. Additionally, we provide similar services related to the installation of integrated voice, data, and video local and wide area networks within office buildings. We also provide underground locating services to various utilities and construction and maintenance services to electrical utilities. For the fiscal year ended July 27, 2002, specialty contracting services related to the telecommunications industry, underground utility locating, and electrical construction and maintenance contributed approximately 89.2%, 8.8%, and 2.0%, respectively, to our total contract revenues.

      Through our 28 wholly-owned subsidiaries and divisions, we have established relationships with many leading local exchange carriers, long distance providers, cable television multiple system operators and electric utilities. Our key customers include BellSouth Corporation (“BellSouth”), Comcast Cable Corporation (“Comcast”), Adelphia Communications Corporation (“Adelphia”), AT&T Broadband Inc. (“AT&T Broadband”), DIRECTV, Inc. (“DIRECTV”), Charter Communications, Inc. (“Charter”), Qwest Communications, Inc. (“Qwest”), Sprint Corporation (“Sprint”), Verizon Communications, Inc. (“Verizon”), MediaCom Communications Corp. (“MediaCom.”), Cablevision Systems Corporation (“Cablevision”) and Insight Communications. During fiscal 2002, approximately 83.4% of our total contract revenues came from multi-year master service agreements and other long-term agreements with large telecommunications providers and electric utilities.

Recent Acquisitions

      In February 2002, we acquired all of the outstanding capital stock of Arguss Communications, Inc. (“Arguss”) in exchange for approximately 4.9 million shares of our common stock. The aggregate purchase price was approximately $85.4 million, before various transaction costs. Arguss provides infrastructure services to cable and telecommunications companies. Subsequent to our acquisition of Arguss, we paid off all of its bank debt of approximately $58.0 million. Our acquisition of Arguss expanded our geographical presence within our existing customer base.

      See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding this acquisition.

Specialty Contracting Services

     Telecommunications Services

      Engineering. We provide outside plant engineers and drafters to local exchange carriers. We also design aerial, underground and buried fiber optic and copper cable systems that extend from the telephone central office to the consumer’s home or business. The engineering services we provide to local exchange carriers include the design of service area concept boxes, terminals, buried and aerial drops, transmission and central office equipment design and the proper administration of feeder and distribution cable pairs. For competitive access providers, we design building entrance laterals, fiber rings and conduit systems. We obtain rights of way and permits in support of engineering activities, and provide construction management and inspection personnel in conjunction with engineering services or on a stand alone basis. Also, for cable television multiple system operators, we perform make ready studies, strand mapping, field walk out, computer-aided radio frequency design and drafting, and fiber cable routing and design.

      Construction, Installation, and Maintenance. We place and splice cable, excavate trenches in which to place the cable, place related structures such as poles, anchors, conduits, manholes, cabinets and closures, place drop lines from the main distribution lines to the customer’s home or business, and monitor and remove these facilities. In addition, we install and maintain transmission and central office equipment. We have the capability to directionally bore the placement of cables, a highly specialized and increasingly necessary method of placing buried cable networks in congested urban and suburban markets where trenching is impractical.

      Premise Wiring. We provide premise wiring services to a variety of large corporations and certain governmental agencies. These services, unlike the engineering, construction and maintenance services provided to telecommunication companies, are predominantly limited to the installation, repair and maintenance of telecommunications infrastructure within improved structures. Projects include the placement and removal of various types of cable within buildings and individual offices. These services generally include the development of communication networks within a company or government agency and relate primarily to the establishment and maintenance of computer operations, telephone systems, internet access and communications monitoring systems established for purposes of monitoring environmental controls or security procedures.

     Underground Utility Locating Services

      Under a variety of state laws, excavators are required to request the location of underground utilities such as telephone, cable television, power and gas prior to excavating. Utilities must respond to these requests from excavators to mark their underground and buried facilities. We provide these underground utility locating services.

     Electrical Construction and Maintenance Services

      We perform electrical construction and maintenance services for electric companies. This construction is performed primarily as a stand alone service, although at times it is performed in conjunction with other services we provide to telecommunications providers. These services include installing and maintaining electrical transmission and distribution lines, setting utility poles and stringing electrical lines, principally above ground. The work performed may involve high voltage splicing and, on occasion, the installation of underground high voltage distribution systems. We also repair and replace lines that are damaged or destroyed as a result of weather conditions.

     Revenues by Type of Customer

      For the 2002, 2001 and 2000 fiscal years, the percentages of our total contract revenues derived from specialty contracting services related to the telecommunications industry, underground utility locating, and electrical construction and maintenance were as set forth below:

	Year Ended

	July 27, 2002	July 28, 2001	July 29, 2000

Telecommunications	89%	92%	92%
Utility Line Locating	9	6	5
Electrical Utilities	2	2	3

Total	100%	100%	100%

Customer Relationships

      Our current customers include local exchange carriers such as BellSouth, Qwest, Sprint, SBC Communications, Inc., Alltel Corporation, and Verizon. We also currently provide telecommunications engineering, construction and maintenance services to a number of cable television multiple system operators or direct satellite operators including Adelphia, AT&T Broadband, Comcast, DIRECTV, Charter, Cablevision, Insight Communications, MediaCom, Cox Communications, Inc., and Time Warner. Premise wiring services have been provided to, among others, Lucent Technologies, Inc., International Business Machines Corporation, and various state and local governments.

      Our customer base is highly concentrated with our top five customers in fiscal years 2002, 2001, and 2000 accounting for approximately 53%, 52%, and 53%, respectively, of our total revenues. During fiscal 2002, approximately 16.6% of our total revenues were derived from BellSouth, 12.3% from Comcast, and 11.9% from Adelphia. We believe that a substantial portion of our total revenues and operating income will continue to be derived from a concentrated group of customers.

      A significant amount of our business is performed under master service agreements. These agreements are generally exclusive requirement contracts, with certain exceptions, including the customer’s option to perform the services with its own employees. The agreements are typically three to five years in duration, although the terms generally permit the customer to terminate the agreement upon 90 days prior written notice. Each agreement contemplates hundreds of individual construction and maintenance projects valued generally at less than $10,000 each. Other jobs are bid by us on a nonrecurring basis. Although historically master service agreements have been awarded through a competitive bidding process, recent trends have been toward securing or extending such contracts on negotiated terms.

      Our sales and marketing efforts are the responsibility of our management and that of our operating subsidiaries.

      On May 20, 2002, we announced that we had been notified by a major cable customer, Adelphia, to suspend work on substantially all of Adelphia’s projects. Subsequently, on June 25, 2002, Adelphia announced that it, together with its subsidiaries, had filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. At July 27, 2002, we had outstanding pre-petition receivables from Adelphia of $40.4 million. We have filed liens on various properties to secure substantially all of the receivables and have undertaken an analysis of the value of the receivables. Based on our analysis, we increased our allowance for doubtful accounts by $18.5 million for these receivables. This allowance reflects management’s best estimate of amounts owed to us by Adelphia based on our understanding of the current status of the Adelphia bankruptcy proceeding and a number of assumptions, including assumptions about the validity, priority and enforceability of our security interests and the value of other similarly secured assets. Should any of the factors underlying our estimate change, the amount of the allowance could change significantly.

      On July 21, 2002 another customer, WorldCom, Inc. (“WorldCom”) and its subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. At July 27, 2002, we had outstanding pre-petition receivables from WorldCom of $2.1 million. Management determined that the likelihood of payment is low and, accordingly, we fully reserved this receivable.

      Should any additional customers file for bankruptcy or experience financial difficulties, or if recovery efforts relating to the Adelphia receivables fail to materialize, we could experience reduced cash flows and losses in excess of the allowances currently provided. In addition, material changes in our customers’ revenues or cash flows could affect our ability to collect amounts due from them.

Backlog

      Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts. Our backlog at July 27, 2002 and July 28, 2001 was $795.1 million and $1.013 billion, respectively. The decline was primarily due to the general slowdown in the telecommunications industry and specific reductions associated with our business with Adelphia, DIRECTV and WorldCom, partially offset by an increase in backlog from AT&T Broadband. We expect to complete approximately 49.1% of this backlog during fiscal year 2003. In many instances our customers are not contractually committed to specific volumes of services under a contract. However, the customer is obligated to obtain these services from us if they are not performed by the customer’s employees. Additionally, we are committed to perform these services if requested by the customer. Many of these contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the term of the contract based on our historical relationships with customers and our experience in procurements of this nature. There can be no assurance, however, as to the customer’s requirements during a particular period or that such estimates at any point in time are accurate.

Safety and Risk Management

      We are committed to ensuring that our employees perform their work in the safest possible manner. We regularly communicate with our employees to promote safety and to instill safe work habits. Our safety director, a holding company employee, reviews all accidents and claims throughout our operating subsidiaries, examines trends and implements changes in procedures or communications to address any safety issues. Claims arising in our business are generally workers’ compensation, various general liabilities, and vehicle liabilities including personal injury and property damage. For losses occurring during fiscal years 2002 and 2003, we retain the risk on a per occurrence basis for automobile liability to $500,000, for general liability to $250,000, and for worker’s compensation, in states where we are allowed to retain risk, to $500,000. For fiscal year 2002, we had aggregate stop loss coverage for the above exposures at the stated retentions of approximately $20 million and $17.4 million for fiscal year 2003. In addition, we have umbrella liability coverage to a policy limit for each year of $75 million. Within the umbrella coverage, we have retained the risk of loss between $2.0 and $5.0 million, on a per occurrence basis, with an aggregate stop loss for this layer of $10.0 million for each of fiscal year 2002 and 2003.

      We carefully monitor claims and participate actively in claims estimates and adjustments. The estimated costs of self-insured claims, which include estimates for incurred but not reported claims, are accrued as liabilities. Due to fluctuations in our loss experience in recent years, insurance accruals have varied from year to year and have had an effect on operating margins. Additionally, if we were to experience insurance claims in excess of our umbrella coverage limit, our business could be materially and adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of Notes to Consolidated Financial Statements.

Competition

      The telecommunications engineering, construction and maintenance services industry, electrical contracting industry, and utility locating industry in which we operate are highly competitive. We compete with other independent contractors in the markets in which we operate, including several that are large domestic companies that may have financial, technical, and marketing resources that exceed our own. In addition, there are relatively few barriers to entry into the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor.

      A significant portion of our revenue is currently derived from master service agreements and price is often an important factor in the award of such agreements. Accordingly, we could be outbid by our competitors in an effort to procure such business. There can be no assurance that our competitors will not develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position. We may also face competition from the in-house service organizations of our existing or prospective customers, particularly telecommunications providers that employ personnel who perform some of the same types of services as those provided by us. Although a significant portion of these services is currently outsourced, there can be no assurance that our existing or prospective customers will continue to outsource telecommunications engineering, construction and maintenance services in the future.

      We believe that the principal competitive factors resulting in our market reputation for telecommunications engineering, construction and maintenance services, electrical contracting services, and utility locating services include technical expertise, price, quality of service, availability of skilled technical personnel, worker and general public safety, geographic presence, breadth of service offerings, adherence to industry standards, and financial stability. We believe that we compete favorably with our competitors on the basis of these factors.

Employees

      As of July 27, 2002, we employed approximately 5,700 persons. The number of our employees varies according to the work in progress. We maintain a nucleus of technical and managerial personnel from which to draw to supervise all projects. Additional employees are added as needed to complete specific projects.

Materials

      Generally, our customers supply most or all of the materials required for a particular contract and we provide the personnel, tools, and equipment to perform the installation services. However, with respect to a portion of our contracts, we may supply part or all of the materials required. In these instances, we are not dependent upon any one source for the materials that we customarily utilize to complete the job. We are not presently experiencing, nor do we anticipate experiencing, any difficulties in procuring an adequate supply of materials.

Item 2.     Properties

      We lease our executive offices located in Palm Beach Gardens, Florida. Our subsidiaries operate from owned or leased administrative offices, district field offices, equipment yards, shop facilities, and temporary storage locations. We own facilities in Phoenix, Arizona; Durham, North Carolina; Knoxville, Tennessee; Sturgis, Kentucky; Pinellas Park, Florida; Broussard, Louisiana; West Chester, Pennsylvania; West Palm Beach, Florida; Epsom, New Hampshire; Costa Mesa, California; Albuquerque, New Mexico; and Woodinville, Washington. We also lease, subject to long-term noncancelable leases, facilities in Kimberling City, Missouri; Lithonia, Georgia; Issaquah, Washington; Greensboro, North Carolina; Rocky Mount, North Carolina; Nicholasville, Kentucky; Coburg, Oregon; Pleasant Grove, Utah; Daytona Beach, Florida; Jupiter, Florida; Greenwood, South Carolina; Vansant, Virginia; Lawrenceville, Georgia; Salem, Oregon; Tomball, Texas; Springfield, Vermont; and Englewood, Colorado. We also lease and own other smaller properties as necessary to enable us to effectively perform our obligations under master service agreements and other specific contracts. We believe that our facilities are adequate for our current operations.

Item 3.     Legal Proceedings

      The federal employment tax returns for one of our subsidiaries were audited by the Internal Revenue Service (“IRS”). As a result of the audit, we received an examination report from the IRS in October 1999 proposing a $6.1 million tax deficiency. At issue, according to the examination report, was the taxpayer’s payment of certain employee allowances for the years 1995 through 1997 without reporting such payment as wages on its employees’ W-2 forms. In April 2002, we reached a settlement agreement with the IRS. This settlement, which was paid in full to the IRS on May 6, 2002, resulted in a decrease to our payroll tax reserve of approximately $1.5 million. This reduced our cost of earned revenues for fiscal 2002.

      On September 10, 2001, as amended on November 9, 2001 and June 7, 2002, Williams Communications LLC (“Williams”) filed suit against one of our subsidiaries, Niels Fugal Sons Company (“NFS”), in the United States District Court of the Northern District of Oklahoma for claims that include breach of contract with respect to fiber-optic cable installation projects that NFS had constructed for Williams. Williams seeks an unspecified amount of damages, including compensatory, liquidated and punitive damages. We have answered and asserted affirmative defenses to their complaints and have filed a counterclaim for unpaid amounts of approximately $8 million due under the contract which is primarily recorded in retainage as of July 27, 2002. Trial is currently set for March 2003. Management believes we have meritorious defenses against these claims and intends to defend them vigorously. Management believes that this litigation will not materially affect our financial position or future operating results, although we cannot give you any assurance about the ultimate outcome of this or any other litigation.

      In the normal course of business, certain of our subsidiaries have pending claims and legal proceedings. It is the opinion of our management, based on information available at this time, that none of the current claims or proceedings will have a material adverse effect on our consolidated financial statements.

      In the normal course of business, we enter into employment agreements with certain members of our executive management. It is the opinion of our management, based on information available at this time, that these agreements will not have a material adverse effect on our consolidated financial statements.

Item 4.     Submission of Matters to a Vote of Security Holders

      During the fourth quarter of the year covered by this report, no matters were submitted to a vote of our security holders whether through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “DY”. The following table shows the range of the high and low closing sales prices for each quarter within the last two fiscal years as reported on the NYSE.

	Fiscal 2002		Fiscal 2001

	High	Low	High		Low

First Quarter	$21.89	$10.90	$56		$36	3/4
Second Quarter	17.75	11.10	49	3/8	20	1/2
Third Quarter	16.29	14.30	23	10/2	7 10	1/2
Fourth Quarter	15.27	8.89	23	4/7	15	9/10

      As of September 27, 2002, there were approximately 688 holders of record of our $0.33 1/3 par value per share common stock. The common stock closed at a high of $10.95 and a low of $8.85 during the period July 28, 2002 through September 27, 2002.

      We currently intend to retain future earnings, and since 1982, we have paid no cash dividends. Our Board of Directors continues to evaluate the dividend policies based on our financial condition including profitability, cash flow, capital requirements, and the outlook of the business. Our credit agreement precludes the payment of cash dividends.

      On February 21, 2002, we issued 4,853,031 shares of our common stock in connection with the acquisition of Arguss.

      Information concerning our equity compensation plans is hereby incorporated by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

Item 6.     Selected Financial Data

      The following table sets forth certain selected financial data of us for the years ended July 27, 2002, July 28, 2001, July 29, 2000 and July 31, 1999, and 1998. We acquired Cable Com Inc. (“CCI”) and Installation Technicians, Inc. (“ITI”) in April 1998, and NFS in March 2000. These acquisitions were accounted for as pooling of interests and accordingly, the consolidated financial statements include the accounts of CCI, ITI and NFS for all periods presented. All other acquisitions referred to in the footnotes to this table were accounted for under the purchase method of accounting and amounts include the results and balances of the acquired company from its acquisition date. The table has been adjusted to reflect the 3-for-2 stock split effected in the form of a stock dividend and paid on January 4, 1999 and the 3-for-2 stock split effected in the form of a stock dividend and paid on February 16, 2000. This data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

	2002(1)	2001(2)	2000(3)	1999(4)	1998(5)

	In thousands, except per share amounts
Operating Data:
Contract revenues earned	$624,021	$826,746	$806,270	$501,155	$389,475
(Loss) income before income taxes	(26,590)	104,983	109,233	66,590	37,525
Cumulative effect of change in accounting principle, net of $12,117 income tax benefit	(86,929)	—	—	—	—
Net (loss) income	(123,027)	61,410	65,032	40,103	23,930
Per Common Share:
Basic net (loss) earnings	$(2.73)	$1.45	$1.56	$1.08	$0.69
Diluted net (loss) earnings	$(2.73)	$1.44	$1.54	$1.06	$0.68
Pro Forma Earnings(6):
Income before income taxes					$37,525
Pro forma provision for income taxes					14,970
Pro forma net income					22,555
Pro Forma Per Common Share:
Basic pro forma net earnings					$0.65
Diluted pro forma net earnings					$0.65
Balance Sheet Data (at end of period):
Total assets	$514,553	$575,696	$514,000	$399,672	$178,580
Long-term obligations(7)	$12,705	$21,867	$21,263	$19,291	$25,037
Stockholders’ equity	$431,297	$468,881	$377,978	$297,442	$104,764

(1)	Amounts include the results and balances of Arguss from its acquisition date until July 27, 2002.

(2)	Amounts include the results and balances of Cable Connectors, Inc. (“CAB”), Schaumberg Enterprises, Inc. (“SEI”), Point to Point Communications, Inc. (“PTP”), Stevens Communications, Inc. (“SCI”), and Nichols Holding, Inc. (“NCI”) from their respective acquisition dates until July 28, 2001.

(3)	Amounts include the results and balances of Lamberts’ Cable Splicing Company (“LCS”), C-2 Utility Contractors, Inc. (“C-2”), Artoff Construction Co., Inc. (“ACC”), K.H. Smith Communications, Inc. (“KHS”), and Selzee Solutions, Inc. (“SSI”) from their respective acquisition dates until July 29, 2000.

(4)	Amounts include the results and balances of Locating, Inc. (“LOC”), Ervin Cable Construction, Inc. (“ECC”), Apex Digital, Inc. (“APX”), and Triple D Communications, Inc. (“DDD”) from their respective acquisition dates until July 31, 1999.

(5)	The results of operations for fiscal 1998 include a $0.4 million reduction in the deferred tax valuation allowance.

(6)	The provision for income taxes has been adjusted to reflect a pro forma tax provision for pooled companies that were previously “S Corporations.”

(7)	For fiscal 1998, certain customer advances have been reclassified as current liabilities in order to present comparable periods.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are a leading provider of specialty contracting services, including engineering, construction, installation and maintenance services to telecommunications providers throughout the United States. We also provide underground locating services to various utilities and maintenance and construction services to electrical utilities. For the fiscal year ended July 27, 2002, specialty contracting services related to the telecommunications industry, underground utility locating and construction and maintenance to electrical utilities contributed approximately 89.2%, 8.8% and 2.0%, respectively, to our total contract revenues.

      In February 2002, we acquired all of the outstanding stock of Arguss for approximately 4.9 million shares of our common stock. The aggregate purchase price was approximately $85.4 million before various transaction costs. The acquisition was accounted for under the purchase method of accounting and accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed including $98.2 million of goodwill. Subsequent to our acquisition of Arguss, we paid off all of its bank debt of approximately $58.0 million. The results of operations of Arguss are included in our consolidated financial statements from the date of acquisition.

      We provide a significant portion of our services pursuant to multi-year master service agreements. Under master service agreements, we generally agree to provide for a period of one or more years, generally on an exclusive basis, a customer’s specified service requirements within a given geographical area. Master service agreements generally provide that we will furnish a specified unit of service for a specified unit price (e.g., fiber optic cable will be installed underground for a specified rate of dollars per foot). A customer may generally terminate these agreements for convenience with at least 90 days prior written notice. Master service agreements are usually awarded on a competitive bid basis but in some cases are extended by negotiation rather than re-bid. We are currently a party to approximately 60 master service agreements.

      The remainder of our services are provided pursuant to contracts for particular jobs. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Short-term contracts are generally from three to four months in duration, depending upon the size of the project. A portion of our contracts include retainage provisions under which 5% to 10% of the contract invoicing is withheld subject to project completion and acceptance by the customer.

      Contract revenues from multi-year master service agreements represented 47.8% and 51.3% of total contract revenues in fiscal 2002 and 2001, respectively, and contract revenues from long-term contracts, including multi-year master service agreements, represented 83.4% and 81.2% of total contract revenues, respectively.

      We recognize revenue on unit based contracts as the unit is completed. Revenue on non-unit based contracts is recognized under the percentage-of-completion method based primarily on the ratio of contract costs incurred to date to total estimated contract costs. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

      We derive a significant amount of our revenue from telecommunications companies. Beginning in the latter part of 2000 and continuing throughout fiscal 2002, certain segments of the telecommunications industry suffered a severe downturn that has resulted in a number of our customers experiencing financial difficulties. Several of our customers have filed for bankruptcy protection, including Adelphia and WorldCom. At July 27, 2002, we had pre-petition outstanding receivables from Adelphia and WorldCom of approximately $40.4 million and $2.1 million, respectively.

      The downturn in the telecommunications industry has adversely affected capital expenditures for infrastructure projects even among customers that are not experiencing financial difficulties. Capital expenditures by telecommunications customers during the remainder of calendar 2002 are expected to remain at low levels in comparison with prior years, and there can be no assurance that additional customers will not file for bankruptcy protection or otherwise experience severe financial difficulties in fiscal 2003. Additional bankrupt-

cies of companies in the telecommunications sector or further decreases in our customer’s capital expenditures could reduce our cash flows and adversely impact our liquidity.

      A significant portion of our revenue comes from several large customers. For fiscal 2002 and 2001, approximately 16.6% and 17.9%, respectively, of our contract revenues were from BellSouth; 12.3% and 15.9%, respectively, of our contract revenues were from Comcast; 11.9% and 3.6%, respectively, of our contract revenues were from Adelphia; 6.3% and 4.1%, respectively, of the contract revenues were from AT&T Broadband; 6.2% and 4.0%, respectively, of our contract revenues were from DIRECTV. On May 20, 2002, we announced that we were notified by several subsidiaries of Adelphia to suspend work on substantially all of their projects. In August 2002, in accordance with our contractual rights, we notified DIRECTV of our intention to cease performing services for them effective March 1, 2003.

      Cost of earned revenues includes all direct costs of providing services under our contracts. Cost of earned revenues includes all costs of construction personnel, subcontractor costs, all costs associated with operation of equipment (excluding depreciation) and insurance and materials not supplied by the customer. Generally the customer provides the materials that are to be used for its job. Because we retain the risk for automobile and general liability, worker’s compensation, and employee group health claims subject to certain limits, a change in experience or actuarial assumptions that did not affect the rate of claims payments could nonetheless materially affect results of operations in a particular period.

      General and administrative costs include all our costs at the holding company level, as well as subsidiary management personnel and administrative overhead. Our management personnel, including subsidiary management, perform substantially all sales and marketing functions as part of their management responsibilities and, accordingly, we have not incurred material selling expenses.

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, bad debts, self-insured claims liability, income taxes, intangible assets, investments, contingencies and litigation. We base our estimates on current information, historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue that are not readily apparent from other sources. We cannot assure you that actual results will not differ from those estimates.

      We have identified the accounting policies below as critical to the accounting for our business operations and the understanding of our results of operations. The impact of these policies on our operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. Our key accounting estimates and policies are reviewed with our Audit Committee. For a further discussion of the application of these and other accounting policies, see Note 1 to the Notes to the Consolidated Financial Statements.

      Revenue Recognition. The majority of our contracts are unit based. Revenue on unit based contracts is recognized as the unit is completed. Revenue on non-unit based contracts is recognized under the percentage-of-completion method based primarily on the ratio of contract costs incurred to date to total estimated contract costs. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

      “Costs and estimated earnings in excess of billings” primarily relates to revenues for completed but unbilled units under unit based contracts, as well as unbilled revenues recognized under the percentage-of-completion method for non-unit based contracts. For those contracts in which billings exceed contract revenues recognized to date, such excesses are included in the caption “billings in excess of costs and estimated earnings.”

      Estimation of the Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record an increase in the allowance for doubtful accounts when it is probable that the receivable has been impaired at the date of the financial statements and the loss can be reasonably estimated. Any increase in the allowance account has a corresponding negative effect on our results of operations. Estimates of uncollectable amounts are reviewed each period, and changes are recorded in the period they become known. Management analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and considers changes in customer payment terms and other factors when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimate made by management may also change, which could affect the level of our future provision for doubtful accounts.

      Self-Insured Claims Liability. We retain the risk of loss, up to certain limits, for automobile, general liability and workers’ compensation claims. A liability for unpaid claims and the associated claim expenses, including incurred but unreported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. Factors affecting the determination of amounts to be accrued for automobile, general liability and workers’ compensation claims include, but are not limited to, cost, frequency, or payment patterns resulting from new types of claims, the hazard level of our operations, tort reform or other legislative changes, unfavorable jury decisions, court interpretations, changes in the medical conditions of claimants and economic factors such as inflation.

      In addition, we retain the risk, up to certain limits, under a self-insured employee health plan. We periodically review the paid claims history of our employee health plan and analyze our accrued liability for claims, including claims incurred but not yet paid, reflected in our consolidated financial statements. Factors affecting the determination of amounts to be accrued under the employee health plan include, but are not limited to, frequency of use, changes in medical costs, unfavorable jury decisions, legislative changes, changes in the medical conditions of claimants, court interpretations and economic factors such as inflation.

      The method of calculating the estimated accrued liability for automobile, general liability workers’ compensation and employee group health claims is subject to inherent uncertainty. If actual results are less favorable than what we use to calculate the accrued liability, we would have to record expenses in excess of what we have already accrued.

      Valuation of Intangible Assets and Investments. We have adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with that statement, we conduct on at least an annual basis a review of our reporting units to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of our goodwill may be impaired and written down. The valuations employ a combination of present value techniques to measure fair value corroborated by comparisons to estimated market multiples. When necessary, we engage third party specialists to assist us with our valuations. Impairment losses are reflected in operating income or loss in the consolidated statements of operations.

      Accounting for Income Taxes. We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We have not recorded any valuation allowances as of July 27, 2002 because management believes that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary differences in basis reverse over time. Our judgments and tax strategies are subject to audit by various taxing authorities. While the Company believes it has provided adequately for its income tax liabilities in its consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our consolidated financial condition and results of operations.

      Contingencies and Litigation. We are currently involved in certain legal proceedings. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. Where there is a range of loss, we record the minimum estimated liability related to those claims. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions of our estimates of the potential liability could materially impact our results of operations. If the final outcome of such litigation and contingencies differs adversely from that currently expected, it would result in a charge to earnings when determined.

Results of Operations

      The following table sets forth, as a percentage of contract revenues earned, certain items in our consolidated statement of operations for the periods indicated:

	Year Ended

	July 27, 2002		July 28, 2001		July 29, 2000

	(dollars in millions)
Contract revenues earned	$624.0	100.0%	$826.7	100.0%	$806.3	100.0%
Expenses:
Cost of earned revenue, excluding depreciation	479.0	76.8	615.2	74.4	600.5	74.5
General and administrative	67.4	10.8	73.5	8.9	64.8	8.0
Bad debt expense	21.6	3.5	0.1	—	0.7	0.1
Depreciation and amortization	38.8	6.1	40.1	4.8	31.7	3.9
Impairment write-off	47.9	7.7	—	—	—	—

Total	654.7	104.9	728.9	88.1	697.7	86.5

Interest income, net	2.6	0.4	4.5	0.5	3.4	0.4
Merger-related expenses	—	—	—	—	(2.4)	(0.3)
Other income, net	1.5	0.2	2.7	0.3	(0.4)	(0.1)

(Loss) income before income taxes	(26.6)	(4.3)	105.0	12.7	109.2	13.5
Provision for income taxes	9.5	1.5	43.6	5.3	44.2	5.5

(Loss) income before cumulative effect of change in accounting principle	(36.1)	(5.8)	61.4	7.4	65.0	8.0
Cumulative effect of change in accounting principle, net of $12.1 income tax benefit	(86.9)	(13.9)	—	—	—	—

Net (loss) income	$(123.0)	(19.7)%	$61.4	7.4%	$65.0	8.0%

Year Ended July 27, 2002 Compared to Year Ended July 28, 2001

      Revenues. Contract revenues decreased $202.7 million, or 24.5%, to $624.0 million in fiscal 2002 from $826.7 million in fiscal 2001. Of this decrease, $207.3 million was attributable to a decline in demand for specialty contracting services provided to telecommunications companies and $2.7 million was attributable to a decline in demand for construction and maintenance services provided to electrical utilities, offset by an increase of $7.3 million in underground utility location services. The decrease in our telecommunications service revenues is attributable to lower revenues, primarily from telecommunication and cable customers, due in part to the continued decrease in capital spending by our customers, bankruptcies of certain customers, and the overall downturn in the economy. Acquisitions made subsequent to July 29, 2001 contributed $55.4 million of contract revenues during fiscal 2002. Excluding revenues attributable to these acquisitions, contract revenues would have decreased $258.1 million, or 45.4%, during fiscal 2002.

      During fiscal 2002, we recognized $556.4 million of contract revenues, or 89.2% of our total contract revenues, from telecommunications services as compared to $763.7 million or 92.4% for fiscal 2001. The decrease in our telecommunications service revenue is primarily due to lower demand from several cable customers, and emerging telecommunications providers and several incumbent local exchange carriers.

Acquisitions subsequent to July 29, 2001 contributed $54.9 million, or 9.9%, of contract revenues from telecommunications services during fiscal 2002.

      We recognized contract revenues of $55.2 million, or 8.8% of our total contract revenues, from underground utility locating services in fiscal 2002 as compared to $47.9 million, or 5.8% in fiscal 2001. Additional contract awards in fiscal 2002 increased our revenues from these services. We recognized contract revenues of $12.4 million, or 2.0% of our total contract revenues, from electrical construction and maintenance services in fiscal 2002 as compared to $15.2 million or 1.8% in fiscal 2001.

      Contract revenues from multi-year master service agreements and other long-term agreements represented 83.4% of total contract revenues in fiscal 2002 as compared to 81.2% in fiscal 2001, of which contract revenues from multi-year master services agreements represented 47.8% of total contract revenues in fiscal 2002 as compared to 51.3% in fiscal 2001.

      For the year ended July 27, 2002 and July 28, 2001, approximately 16.6% and 17.9%, respectively, of the contract revenues were from BellSouth; 12.3% and 15.9%, respectively, of the contract revenues were from Comcast; 11.9% and 3.6%, respectively, of the contract revenues were from Adelphia; 6.3% and 4.1%, respectively, of the contract revenues were from AT&T Broadband; and 6.2% and 4.0%, respectively, of the contract revenues were from DIRECTV.

      On May 20, 2002, we announced that we had been notified by a major cable customer, Adelphia, to suspend work on substantially all of Adelphia’s projects. Subsequently, on June 25, 2002, Adelphia announced that it, together with its subsidiaries, had filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. At July 27, 2002, we had outstanding pre-petition receivables from Adelphia of $40.4 million. We have filed liens on various properties to secure substantially all of the receivables and have undertaken an analysis of the value of the receivables. Based on our analysis, we increased our allowance for doubtful accounts by $18.5 million for these receivables. Adelphia accounted for 11.9% of our revenues for the year ended July 27, 2002.

      On July 21, 2002 another customer, WorldCom and its subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. At July 27, 2002, we had outstanding pre-petition receivables from WorldCom of $2.1 million. Management determined that the likelihood of payment is low and, accordingly, we fully reserved this receivable. WorldCom accounted for 2.1% of our revenues for the year ended July 27, 2002.

      Should any additional customers file for bankruptcy or experience financial difficulties, or if our efforts to recover outstanding Adelphia and other receivables fail, we could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in our customer’s revenues or cash flows could affect our ability to collect amounts due from them.

      Cost of Earned Revenues. Costs of earned revenues decreased $136.2 million to $479.0 million in fiscal 2002 from $615.2 million in fiscal 2001, and increased as a percentage of contract revenues to 76.8% from 74.4%. Direct labor and subcontractor costs declined by 1.2% and 1.7%, respectively, as a percentage of contract revenues. This decrease was more than offset as a percentage of contract revenues by an increase in other direct costs and insurance of 5.2%.

      General and Administrative Expenses. General and administrative expenses decreased $6.1 million, or 8.3%, to $67.4 million in fiscal 2002 from $73.5 million in fiscal 2001. The decrease in general and administrative expenses for fiscal 2002, as compared to fiscal 2001, was primarily attributable to decreases in group insurance, bonuses, and payroll taxes of $7.1 million, partially offset by increases in franchise taxes and other general and administrative expenses. General and administrative expenses increased as a percentage of contract revenues to 10.8% from 8.9% in fiscal 2002 as compared to fiscal 2001.

      Bad Debt Expense. Bad debt expense increased $21.5 million to $21.6 million in fiscal 2002 from $0.1 million in fiscal 2001. This increase is primarily attributable to $20.6 million of bad debt expense recorded on receivables due from Adelphia and WorldCom.

      Depreciation and Amortization. Depreciation and amortization decreased $1.3 million to $38.8 million in fiscal 2002 as compared to $40.1 million in fiscal 2001, and increased as a percentage of contract revenues to

6.1% from 4.8%. The $1.3 million decrease was a result of the elimination of amortization of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, offset in part by an increase in depreciation expense of $4.9 million, primarily resulting from our acquisition of Arguss. Amortization expense was $0.4 million and $6.6 million for fiscal 2002 and 2001, respectively.

      Interest Income, Net. Interest income, net, decreased $1.9 million to $2.6 million in fiscal 2002 from $4.5 million in fiscal 2001. The decrease was primarily due to lower interest rates partially offset by higher average outstanding cash balances.

      Income Taxes. The provision for income taxes was $9.5 million in fiscal 2002 as compared to $43.6 million in the same period last year. The effective tax rate differs from the statutory rate due to non-deductible impairment losses recorded in connection with the adoption of SFAS No. 142, non-deductible impairment losses recorded in connection with the annual review of our reporting units and an event related review of certain reporting units under SFAS No. 142, state income taxes and other non-deductible expense for tax purposes.

      Cumulative Effect of Change in Accounting Principle for SFAS No. 142 and Impairment Write-Off. The adoption of SFAS No. 142 is a required change in accounting principal, and in accordance with SFAS No. 142, we conducted a review of our reporting units to determine whether their carrying value exceeded their fair market value. We engaged a third party specialist to assist in the valuation process and as a result of that valuation identified the following reporting units in which an impairment loss was recognized: Apex Digital, Inc., Globe Communications, Inc., Locating, Inc., Point-to-Point Communications, Inc., Tesinc, Inc., Nichols Constructions, Inc., C-2 Utility Contractors, Inc. and Lamberts’ Cable Splicing Co. As a result of the valuations, we recorded a non-cash impairment charge of $99.0 million ($86.9 million after tax) as of the beginning of the first quarter of fiscal 2002. The impairment loss has been recorded as a cumulative effect of change in accounting principles in our accompanying consolidated statement of operations for the year ended July 27, 2002.

      SFAS No. 142 requires us to conduct a valuation when an event occurs that would indicate that the goodwill of a reporting unit might be impaired. Because Adelphia filed for bankruptcy protection in fiscal 2002 and was a significant customer of several of our reporting units, we conducted a review for goodwill impairment at those units. As a consequence we recorded an impairment charge of $45.1 million.

      SFAS No. 142 requires us to conduct an annual valuation of operating units to determine whether the carrying value of their assets exceeds their fair market value. This review resulted in an impairment charge at our PTP reporting unit of $2.5 million. This impairment was primarily the result of PTP’s loss of business associated with WorldCom.

      Net (Loss) Income. Net loss was $123.0 million in fiscal 2002 as compared to net income of $61.4 million in fiscal 2001.

Year Ended July 28, 2001 Compared to Year Ended July 29, 2000

      Revenues. Contract revenues increased $20.4 million, or 2.5%, to $826.7 million in fiscal 2001 from $806.3 million in fiscal 2000. Of this increase, $20.0 million was attributable to specialty contracting services provided to telecommunications companies and $9.5 million was attributable to underground utility locating services provided to various utilities. This increase in contract revenues was partially offset by a decrease of $9.1 million in construction, installation and maintenance services provided to electrical utilities. The companies we acquired in fiscal 2001 contributed $50.8 million to our total contract revenues. Excluding revenues attributable to these acquisitions, our total contract revenues would have decreased $30.4 million during fiscal 2001.

      During fiscal 2001, we recognized $763.7 million of contract revenues, or 92.4% of our total contract revenues, from telecommunications services as compared to $743.7 million, or 92.2% of total contract revenues, in fiscal 2000. Acquisitions subsequent to July 29, 2000 contributed $50.8 million of contract revenues from telecommunications services during fiscal 2001. The increase in our telecommunications service revenues reflects an increased volume of projects and activity associated with cable television services, and an increase in services performed in the design and installation of broadband networks, telephone engineering services, telephone splicing services, premise wiring services, and revenues from services performed under master service agreements.

      We recognized contract revenues of $15.2 million from the electric construction and maintenance services group in fiscal 2001 as compared to $24.3 million in fiscal 2000, a decrease of 37.6%. We recognized contract revenues of $47.9 million from underground utility locating services in fiscal 2001 as compared to $38.3 million in fiscal 2000, an increase of 25.0%.

      Contract revenues from multi-year master service agreements and other long-term agreements represented 81.2% of total contract revenues in fiscal 2001 as compared to 74.7% in fiscal 2000, of which contract revenues from multi-year master service agreements represented 51.3% of total contract revenues in fiscal 2001 as compared to 45.8% in fiscal 2000.

      Cost of Earned Revenues. Cost of earned revenues increased $14.7 million to $615.2 million in fiscal 2001 from $600.5 million in fiscal 2000, yet decreased slightly as a percentage of contract revenues to 74.4% from 74.5%. Direct labor and other direct costs increased as a percentage of contract revenues as a result of increased projects for which we supplied labor, while subcontractor costs and direct materials decreased as a percentage of contract revenues.

      General and Administrative Expenses. General and administrative expenses increased $8.7 million to $73.5 million in fiscal 2001 from $64.8 million in fiscal 2000, and increased as a percentage of contract revenues to 8.9% in fiscal 2001 from 8.0% in fiscal 2000. The increase in general and administrative expenses was primarily attributable to an $8.7 million increase in administrative salaries, payroll taxes and employee benefits.

      Depreciation and Amortization. Depreciation and amortization expense increased $8.3 million to $40.1 million in fiscal 2001 from $31.8 million in fiscal 2000, and increased as a percentage of contract revenues to 4.8% from 3.9%. The $8.3 million increase reflects the depreciation of additional capital expenditures incurred in the ordinary course of business and amortization of goodwill related to acquisitions made in 2001 and 2000.

      Interest Income, Net. Interest income, net increased $1.0 million to $4.5 million in fiscal 2001 from $3.5 million in fiscal 2000. This increase was due to increased cash and cash equivalents, offset by decreases in short term interest rates.

      Income Taxes. The provision for income taxes was $43.6 million in fiscal 2001 as compared to $44.2 million in fiscal 2000. Our effective tax rate was 41.5% in fiscal 2001 as compared to 40.5% in fiscal 2000. The effective tax rate differs from the statutory tax rate due to state income taxes, the amortization of intangible assets that do not provide a tax benefit, and other non-deductible expenses for tax purposes. During fiscal 2000, we incurred $2.4 million of merger-related expenses for which no tax benefit was recorded.

      Net Income. Net income decreased to $61.4 million in fiscal 2001 from $65.0 million in fiscal 2000, a 5.5% decrease.

Liquidity and Capital Resources

      Capital Requirements. Our primary capital needs are for equipment to support our contractual commitments to customers and for sufficient working capital for general corporate purposes. We have typically financed capital expenditures by operating and capital leases, bank borrowings and internal cash flows. Our cash sources have historically been operating activities, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. To the extent we seek to grow by acquisitions that involve consideration other than our stock, our capital requirements may increase.

      Our principal sources of liquidity are from operations, borrowings under our credit facilities and cash reserves. Cash and cash equivalents totaled $116.1 million at July 27, 2002 compared to $130.5 million at July 28, 2001.

	Year ended

	July 27, 2002	July 28, 2001	July 29, 2000

	(in millions)
Net cash flows:
Provided by operations	$65.3	$133.2	$76.0
Used in investment activities	$(11.4)	$(105.3)	$(69.2)
Provided by (used in) financing activities	$(68.3)	$(3.1)	$0.9

      Cash from operating activities. For fiscal 2002, net cash provided by operating activities was $65.3 million compared to $133.2 million for fiscal 2001 and $76.0 million for fiscal 2000. Net loss adjusted for non-cash items primarily consisting of cumulative effect of change in accounting principle, depreciation, amortization, provision for bad debts, goodwill impairment charges and deferred income tax provision was our main source of operating cash flow. Working capital items net of the change in long-term accounts receivable generated $2.2 million of operating cash flow for fiscal 2002.

      Cash from investing activities. For fiscal 2002, net cash used in investing activities was $11.4 million primarily for capital expenditures, as compared to $105.3 million in fiscal 2001. The decrease in fiscal 2002 was due primarily to lower acquisition expenditures and capital expenditures as compared to fiscal 2001.

      During fiscal 2002, 2001 and 2000, we used $3.8 million, $79.8 million and $32.7 million of cash, respectively, and issued 4,853,031, 854,603 and 3,082,586 shares of common stock, respectively, in connection with acquisitions of other businesses.

      Cash from financing activities. For fiscal 2002, net cash used in financing activities was $68.3 million primarily attributable to principal payments on long-term notes. Included in this amount is $58.0 million related to the repayment of Arguss’ indebtedness subsequent to its acquisition.

      On June 3, 2002, we entered into a new $200 million unsecured revolving credit agreement (the “New Credit Agreement”) with a syndicate of banks. This new facility replaces our prior credit agreement, the revolving facility portion of which expired on April 27, 2002. On April 30, 2002, we prepaid the outstanding term loan balance of approximately $6.8 million borrowed under the prior agreement that would have expired on April 27, 2004. In addition, on April 30, 2002 the outstanding letters of credit issued under the prior credit agreement were reissued by another financial institution, at which time the prior agreement was terminated. On June 3, 2002, these letters of credit were rolled into the New Credit Agreement.

      The New Credit Agreement provides us with a commitment of $200 million for a three-year period. Included in the $200 million commitment is a sublimit of $40 million for the issuance of letters of credit. As of July 27, 2002 we had no amounts outstanding under the New Credit Agreement and $17.8 million of outstanding letters of credit. The outstanding letters of credit are all issued to our insurance administrators as part of our self-insurance program. Under the most restrictive covenants of our New Credit Agreement, as of July 27, 2002, the available borrowing capacity is approximately $117.4 million.

      Loans under the New Credit Agreement bear interest, at our option, at the bank’s prime interest rate or LIBOR plus a spread of 1.25%, 1.50% or 2.00% based upon our current leverage ratio. Based on our current leverage ratio, borrowings would be eligible for the 1.25% spread. We are required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the facilities. In addition, we pay an annual agent fee of $50,000.

      The New Credit Agreement requires that we maintain certain financial covenants and conditions, as well as restricts our ability to encumber our assets or incur certain types of indebtedness. We must maintain a leverage ratio of not greater than 2.25:1.00, as measured at the end of each fiscal quarter. At July 27, 2002, this leverage ratio, defined as consolidated funded debt including any outstanding letters of credit divided by consolidated EBIDTA, was 0.31%. In addition, the New Credit Agreement precludes the payment of cash dividends. At July 27, 2002, we were in compliance with all financial covenants and conditions under the New Credit Agreement.

      Certain subsidiaries have outstanding obligations under real estate leases and equipment and vehicle financing arrangements. The obligations are payable in monthly installments, expiring at various dates through June 2012.

      Interest costs incurred on notes payable, all of which were expensed, during the year ended July 27, 2002 were $315,246.

      The following table sets forth our contractual commitments as of July 27, 2002:

Contractual Obligations:	2003	2004	2005	2006	2007	Thereafter	Total

Long-term debt	—	—	—	—	—
Operating leases	$8,379,546	$5,713,177	$1,553,363	$471,949	$210,666	$83,200	$16,411,901

Total	$8,379,546	$5,713,177	$1,553,363	$471,949	$210,666	$83,200	$16,411,901

Other Commercial Commitments:	2003	2004	2005	2006	2007	Thereafter	Total

New credit agreement	—	—	—	—	—	—	—
Standby letters of credit	$17,825,000	—	—	—	—	—	$17,825,000

Total	$17,825,000	—	—	—	—	—	$17,825,000

      Related party transactions. We lease administrative offices from entities related to officers of certain of our subsidiaries. We believe these lease commitments are on terms substantially similar to terms available from third parties.

      Stock repurchase program. On June 4, 2001, we announced that the Board of Directors had authorized a program to repurchase up to $25 million worth of our common stock over an eighteen-month period. Any such repurchases will be made in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not obligate us to acquire any particular amount of our common stock, and the plan may be suspended at any time at our discretion. As of July 27, 2002, we had repurchased approximately 82,000 shares of our common stock for an aggregate cost of approximately $1.2 million. Pursuant to Florida law, these repurchased shares have been added to our authorized, unissued shares and are available for future issue.

      We believe that our capital resources, together with existing cash balances, are sufficient to meet our financial obligations, operating lease commitments, and to support our normal replacement of equipment at our current level of business for at least the next twelve months. Our future operating results and cash flows may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively.

Special Note Concerning Forward Looking Statements

      This Annual Report on Form 10-K, including the Notes to the Consolidated Financial Statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements. The words “believe”, “expect”, “anticipate”, “intends”, “forecast”, “project”, and similar expressions identify forward looking statements. Such statements may include, but may not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financial needs or plans and the availability of financing, and plans relating to our services, as well as assumptions relating to the foregoing. These forward looking statements are based on management’s current expectations, estimates and projections. Forward-looking statements are subject to risks and uncertainties that may cause actual results in the future to differ materially from the results projected or implied in any forward-looking statements contained in this report. Such risks and uncertainties include: business and economic conditions in the telecommunications industry affecting our customers, continued deterioration in our customers’ financial condition, the adequacy of our reserves and allowances for doubtful accounts, whether the carrying value of our assets may be impaired, the anticipated outcome of contingent events, including litigation, liquidity needs and the availability of financing. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Recently Issued Accounting Pronouncements

      In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. This statement requires the recording of costs associated with exit or disposal activities at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. Management is in the process of evaluating the impact of implementing SFAS No. 146 and is unable to estimate the effect, if any, on the Company’s financial statements.

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of APB Opinion No. 20, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions.” SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact of implementing SFAS No. 144 and is unable to estimate the effect, if any, on the Company’s financial statements.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets”. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. We have adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with the statement, we will conduct on an annual basis (or interim basis if circumstances warrant) a review of our reporting units to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of our goodwill may be impaired and written down. In implementing SFAS No. 142 we engaged a third party specialist to assist in the valuation process and as a result of that valuation identified the following reporting units in which an impairment loss was recognized: Apex Digital, Inc., Globe Communications, Inc., Locating, Inc., Point-to-Point Communications, Inc., Tesinc, Inc., Nichols Constructions, Inc., C-2 Utility Contractors, Inc. and Lamberts’ Cable Splicing Co. The valuations performed employed a combination of present value techniques to measure fair value corroborated by comparisons to estimated market multiples. As a result of the valuations, we recorded a non-cash impairment charge of $99.0 million ($86.9 million after tax) as of the end of fiscal 2002. The impairment loss has been recorded as a cumulative effect of change in accounting principles on our accompanying consolidated statement of operations for the year ended July 27, 2002. Impairment losses subsequent to adoption are required to be reflected in operating income or loss in the consolidated statements of operations.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      We considered the provision of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments” in determining our market risk. We had no significant holdings of derivative financial or commodity instruments at July 27, 2002. A review of our other financial instruments and risk exposures at that date revealed that we had exposure to interest rate risk. At July 27, 2002, we performed sensitivity analyses to assess the potential effect of this risk and concluded that reasonably possible near-term changes in interest rates should not materially affect our financial position, results of operations or cash flows.

Item 8.     Financial Statements and Supplementary Data

      Our consolidated financial statements and related notes and independent auditors’ report follow on subsequent pages of this report.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JULY 27, 2002 and JULY 28, 2001

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and equivalents	$116,052,139	$130,483,671
Accounts receivable, net	86,443,183	122,259,817
Costs and estimated earnings in excess of billings	33,349,021	36,980,314
Deferred tax assets, net	8,680,848	7,176,551
Inventories	5,643,275	7,558,578
Income tax receivable	460,093	—
Other current assets	6,107,688	4,909,130

Total current assets	256,736,247	309,368,061

PROPERTY AND EQUIPMENT, net	110,451,873	109,563,716

OTHER ASSETS:
Goodwill, net	106,615,836	154,242,670
Intangible assets, net	1,126,555	286,797
Accounts receivable, net	21,587,727	—
Deferred tax assets, net non-current	13,042,372	—
Other	4,992,743	2,234,310

Total other assets	147,365,233	156,763,777

TOTAL	$514,553,353	$575,695,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,611,259	$29,295,334
Notes payable	78,672	2,272,218
Billings in excess of costs and estimated earnings	354,061	558,161
Accrued self-insured claims	8,462,759	5,795,734
Income taxes payable	—	1,182,832
Customer advances	5,013,028	7,226,824
Other accrued liabilities	30,031,673	38,616,546

Total current liabilities	70,551,452	84,947,649

NOTES PAYABLE	29,698	6,796,381
ACCRUED SELF-INSURED CLAIMS	10,813,956	6,475,549
DEFERRED TAX LIABILITIES, net	—	6,374,716
OTHER LIABILITIES	1,861,383	2,220,409

Total liabilities	83,256,489	106,814,704

COMMITMENTS AND CONTINGENCIES, Note 16
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized; 47,846,403 and 42,964,193 shares issued and outstanding, respectively	15,948,790	14,321,398
Additional paid-in capital	334,547,396	250,731,286
Retained earnings	80,800,678	203,828,166

Total stockholders’ equity	431,296,864	468,880,850

TOTAL	$514,553,353	$575,695,554

See notes to consolidated financial statements

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JULY 27, 2002, JULY 28, 2001, and JULY 29, 2000

	2002	2001	2000

REVENUES:
Contract revenues earned	$624,020,977	$826,745,782	$806,269,779

EXPENSES:
Costs of earned revenues, excluding depreciation	478,971,354	615,238,565	600,489,384
General and administrative	67,445,977	73,518,026	64,809,463
Bad debts expense	21,550,119	58,181	668,424
Depreciation and amortization	38,843,698	40,116,865	31,759,084
Impairment write-off	47,880,187	—	—

Total	654,691,335	728,931,637	697,726,355

Interest income, net	2,620,361	4,496,324	3,447,711
Merger-related expenses	—	—	(2,364,284)
Other income, net	1,459,782	2,672,823	(393,370)

(LOSS) INCOME BEFORE INCOME TAXES	(26,590,215)	104,983,292	109,233,481

PROVISION FOR INCOME TAXES:
Current	17,216,212	41,909,164	45,128,241
Deferred	(7,708,281)	1,663,597	(927,000)

Total	9,507,931	43,572,761	44,201,241

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(36,098,146)	61,410,531	65,032,240
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF $12,116,700 INCOME TAX BENEFIT	(86,929,342)	—	—

NET (LOSS) INCOME	$(123,027,488)	$61,410,531	$65,032,240

(LOSS) EARNINGS PER COMMON SHARE:
Basic (loss) earnings per share before cumulative effect of change in accounting principle	$(0.80)	$1.45	$1.56
Cumulative effect of change in accounting principle	$(1.93)	$—	$—

Basic (loss) earnings per share	$(2.73)	$1.45	$1.56

Diluted (loss) earnings per share before cumulative effect of change in accounting principle	$(0.80)	$1.44	$1.54
Cumulative effect of change in accounting principle	$(1.93)	$—	$—

Diluted (loss) earnings per share	$(2.73)	$1.44	$1.54

SHARES USED IN COMPUTING (LOSS) EARNINGS PER COMMON SHARE
Basic	45,049,452	42,445,242	41,580,557

Diluted	45,049,452	42,770,042	42,314,746

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 27, 2002, JULY 28, 2001, and JULY 29, 2000

					Other
			Additional	Retained	comprehensive
	Shares	Amount	paid-in capital	earnings	income

Balances at July 31, 1999	41,168,195	$13,722,732	$206,313,627	$77,385,395	$20,724
Stock options exercised	376,156	125,385	3,710,780
Income tax benefit from stock options exercised			1,065,402
Stock issued for acquisitions	356,376	118,792	10,512,853
Fractional shares retired in 3-for-2 stock split	(211)	(70)	(9,579)
Realized gain on marketable securities					(20,724)
Net Income				65,032,240

Balances at July 29, 2000	41,900,516	13,966,839	221,593,083	142,417,635	—
Stock options exercised	209,074	69,691	2,383,626
Income tax benefit from stock options exercised			3,819,860
Stock issued for acquisitions	854,603	284,868	22,934,717
Net Income				61,410,531

Balances at July 28, 2001	42,964,193	14,321,398	250,731,286	203,828,166	—
Stock options exercised	110,879	36,960	953,071
Income tax benefit from stock options exercised			161,852
Assumption of Arguss’ stock options			2,647,084
Stock issued for acquisitions, net of acquisition costs	4,853,031	1,617,665	81,177,277
Shares repurchased	(81,700)	(27,233)	(1,123,174)
Net Loss				(123,027,488)

Balances at July 27, 2002	47,846,403	$15,948,790	$334,547,396	$80,800,678	$—

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 27, 2002, JULY 28, 2001, and JULY 29, 2000

	2002	2001	2000

(Decrease) Increase in Cash and Equivalents from:
OPERATING ACTIVITIES:
Net (Loss) Income	$(123,027,488)	$61,410,531	$65,032,240
Adjustments to reconcile net cash provided by operating activities:
Cumulative effect of change in accounting principle, net	86,929,342	—	—
Depreciation and amortization	38,843,698	40,116,865	31,759,084
Provision for bad debts	21,550,119	58,181	668,424
Impairment charge	47,880,187	—	—
Loss on impairment of investment	456,177	300,000	1,750,000
Gain on disposal of assets	(728,420)	(1,253,873)	(695,530)
Realized gain on marketable securities	—	—	(20,724)
Deferred income taxes	(7,708,281)	1,663,597	(927,000)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in operating assets:
Accounts receivable, net	24,840,326	39,916,592	(34,238,074)
Unbilled revenues, net	7,548,387	21,968,157	(19,203,586)
Other current assets	2,424,871	7,977,733	(3,344,795)
Other assets	(3,022,103)	410,374	4,393,673
Increase (decrease) in operating liabilities:
Accounts payable	(8,514,558)	(14,716,112)	20,889,592
Customer advances	(2,228,975)	(4,535,723)	(12,814,153)
Accrued self-insured claims and other liabilities	(17,131,248)	(19,051,346)	20,799,815
Accrued income taxes	(2,848,274)	(1,030,177)	1,953,883

Net cash inflow from operating activities	65,263,760	133,234,799	76,002,849

INVESTING ACTIVITIES:
Capital expenditures	(15,057,463)	(38,410,950)	(40,198,993)
Proceeds from sale of assets	5,549,165	3,975,550	2,077,681
Acquisition expenditures, net of cash acquired	(1,893,476)	(70,890,386)	(31,120,691)

Net cash outflow from investing activities	(11,401,774)	(105,325,786)	(69,242,003)

FINANCING ACTIVITIES:
Principal payments on notes payable and bank lines-of-credit	(68,133,142)	(5,580,609)	(2,890,344)
Exercise of stock options	990,031	2,453,317	3,836,165
Shares repurchased	(1,150,407)	—	—

Net cash (outflow) inflow from financing activities	(68,293,518)	(3,127,292)	945,821

NET CASH (OUTFLOW) INFLOW FROM ALL ACTIVITIES	(14,431,532)	24,781,721	7,706,667
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	130,483,671	105,701,950	97,995,283

CASH AND EQUIVALENTS AT END OF YEAR	$116,052,139	$130,483,671	$105,701,950

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  — (CONTINUED)

FOR THE YEARS ENDED JULY 27, 2002, JULY 28, 2001, and JULY 29, 2000

	2002	2001	2000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$450,832	$930,694	$749,803
Income taxes	$22,318,966	$44,656,415	$43,312,760
Property and equipment acquired and financed with:
Notes payable	$147,459	$280,280	$1,075,108
Income tax benefit from stock options exercised	$161,852	$3,819,860	$1,065,402
During the year ended July 27, 2002, we acquired all of the capital stock of Arguss Communications, Inc. (“Arguss”). See Note 3.
Fair market value of net assets acquired, including goodwill	$89,216,074
Less: Common stock issued	(82,732,894)
Assumption of Arguss stock options	(2,647,084)

Acquisition expenditures	3,836,096
Cash acquired	(1,942,620)

Acquisition expenditures, net of cash acquired	$1,893,476

During the year ended July 28, 2001, we acquired all of the capital stock of Cable Connectors, Inc., Schaumburg Enterprises, Inc., Point to Point Communications, Inc., Stevens Communications, Inc., and Nichols Holding, Inc. at a cost of $103.1 million. In conjunction with these acquisitions, assets acquired and liabilities assumed were as follows:

Fair market value of assets acquired, including goodwill		$120,104,596
Consideration paid (including $23.2 million of common stock issued)		103,072,449

Fair market value of liabilities assumed		$17,032,147

During the year ended July 29, 2000, we acquired all of the capital stock of Lamberts’ Cable Splicing Company, C-2 Utility Contractors, Inc., Artoff Construction Co., Inc., and K.H. Smith Communications, Inc. and the assets of Selzee Solutions, Inc. at a cost of $43.2 million. In conjunction with these acquisitions, assets acquired and liabilities assumed were as follows:

Fair market value of assets acquired, including goodwill			$46,268,142
Consideration paid (including $10.6 million of common stock issued)			43,231,649

Fair market value of liabilities assumed			$3,036,493

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

      Principles of Consolidation — The consolidated financial statements include Dycom Industries, Inc. and its subsidiaries (“Dycom” or the “Company”), all of which are wholly owned. In fiscal 2002, the Company acquired Arguss Communications, Inc. (“Arguss”) and in fiscal 2001 Cable Connectors, Inc. (“CAB”), Point to Point Communications, Inc. (“PTP”), Stevens Communications, Inc. (“SCI”), and Nichols Holding, Inc. (“NCI”). All of these acquisitions were accounted for using the purchase method of accounting; hence, the Company’s results include the results of these entities from their respective acquisition dates until July 27, 2002. In fiscal 2000, the Company acquired Niels Fugal Sons Company (“NFS”) through an exchange of common stock accounted for as a pooling of interests. Accordingly, the Company’s consolidated financial statements include the results of NFS for all periods presented. See Note 3 for further discussion on these acquisitions.

      The Company’s operations consist primarily of providing specialty-contracting services to the telecommunications and electrical utility industries. All material intercompany accounts and transactions have been eliminated.

      Change in Fiscal Year — On September 29, 1999, the Company changed to a fiscal year with 52 or 53-week periods ending on the last Saturday of July.

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements.

      Estimates are used in the Company’s revenue recognition of work-in-process, allowance for doubtful accounts, self-insured claims liability, and asset lives used in computing depreciation and amortization, including intangibles.

      Reclassifications — Certain prior year amounts have been reclassified in order to conform to the current year presentation.

      Revenue Recognition — The majority of the Company’s contracts are unit based. Revenue on unit based contracts is recognized as the unit is completed. Revenue on non-unit based contracts is recognized under the percentage-of-completion method based primarily on the ratio of contract costs incurred to date to total estimated contract costs. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

      “Costs and estimated earnings in excess of billings” primarily relates to revenues for completed but unbilled units under unit based contracts, as well as unbilled revenues recognized under the percentage-of-completion method for non-unit based contracts. For those contracts in which billings exceed contract revenues recognized to date, such excesses are included in the caption “billings in excess of costs and estimated earnings.”

      Cash and Equivalents — Cash and equivalents include cash balances on deposit in banks, overnight repurchase agreements, certificates of deposit, commercial paper, and various other financial instruments having an original maturity of three months or less. For purposes of the consolidated statements of cash flows, the Company considers these amounts to be cash equivalents.

      Inventories — Inventories consist primarily of materials and supplies used in the Company’s business carried at the lower of cost (first-in, first out) or market (net realizable value). No obsolescence reserve has been recorded in the periods presented.

      Property and Equipment — Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives range from: buildings — 20-31 years; leasehold improve-

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ments — the term of the respective lease or the estimated useful life of the improvements, whichever is shorter; vehicles — 3-7 years; equipment and machinery — 2-10 years; and furniture and fixtures — 3-10 years. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

      Intangible Assets — In June 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangibles Assets”, which supersedes APB Opinion No. 17, “Intangible Assets”. SFAS No. 142 establishes new standards for goodwill acquired in a business combination, eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company adopted SFAS No. 142 in the first quarter of 2002. In accordance with SFAS No. 142, the Company will conduct on at least an annual basis a review of its reporting units to determine whether their carrying value exceeds their fair market value. Should this be the case, a detailed analysis of the reporting unit’s assets and liabilities is performed to determine whether the goodwill is impaired. The Company performed a review of its reporting units as of July 29, 2001 and identified the following reporting units in which an impairment loss was recognized: Apex Digital, Inc., Globe Communications, Inc., Locating, Inc., Point to Point Communications, Inc., Tesinc, Inc., Nichols Construction, Inc., C-2 Utility Contractors, Inc. and Lamberts’ Cable Splicing Co. The valuations performed as part of the analysis employed a combination of present value techniques to measure fair value corroborated by comparisons to estimated market multiples. Third party specialists were engaged to assist in the valuations. As a result, the Company recorded a non-cash impairment charge of $99.0 million ($86.9 million after tax) as of the first quarter of fiscal 2002. The impairment charge was recorded as a cumulative effect of change in accounting principles in our accompanying consolidated statement of operations for the year ended July 27, 2002.

      SFAS No. 142 requires the Company to conduct a valuation when an event occurs that would indicate that the goodwill of a reporting unit might be impaired. Because Adelphia filed for bankruptcy protection in fiscal 2002 and was a significant customer of several reporting units, the Company conducted a review for goodwill impairment at those units. As a consequence the Company recorded an impairment charge of $45.1 million during the fourth quarter 2002.

      SFAS No. 142 requires the Company to conduct an annual valuation of operating units to determine whether the carrying value of its assets exceeds their fair market value. This review resulted in an impairment charge at the Company’s PTP reporting unit of $2.5 million during the fourth quarter 2002. This impairment was primarily the result of PTP’s loss of business associated with WorldCom.

      The Company also recorded an impairment charge of $0.3 million in the fourth quarter 2002 related to the write-down of backlog included with other intangible assets.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited pro forma summary presents the Company’s net income and per share information as if it had been accounting for its goodwill under SFAS No. 142 for all periods presented:

	Year Ended

	July 27,	July 28,
	2002	2001

Reported net (loss) income	$(123,027,488)	$61,410,531
Cumulative effect of change in accounting principle, net of tax	86,929,342	—

Net (loss) income excluding cumulative effect of change in accounting principle	(36,098,146)	61,410,531
Add back goodwill amortization, net of tax	—	5,043,106

Adjusted net (loss) income	$(36,098,146)	$66,453,637

Reported basic (loss) earnings per share	$(2.73)	$1.45
Cumulative effect of change in accounting principle, net of tax	1.93	—

(Loss) earnings per share excluding cumulative effect of change in accounting principle	(0.80)	1.45
Add back goodwill amortization, net of tax	—	0.12

Adjusted basic (loss) earnings per share	$(0.80)	$1.57

Reported diluted (loss) earnings per share	$(2.73)	$1.44
Cumulative effect of change in accounting principle, net of tax	1.93	—

(Loss) earnings per share excluding cumulative effect of change in accounting principle	(0.80)	1.44
Add back goodwill amortization, net of tax	—	0.12

Adjusted diluted (loss) earnings per share	$(0.80)	$1.56

      Information regarding the Company’s other intangible assets is as follows:

	Weighted
	Average Life
	In Years	July 27, 2002	July 28, 2001

Carrying amount:
Licenses	5	$51,030	$51,030
Covenants not to compete	7	450,843	456,833
Backlog*	4	1,575,476	—

		2,077,349	507,863
Accumulated amortization:
Licenses		25,441	15,508
Covenants not to compete		267,630	205,558
Backlog		657,723	—

		950,794	221,066

Net		$1,126,555	$286,797

*	Resulting from Arguss acquisition.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization expense was $400,258, $6,619,534 and $4,079,145 for the fiscal years ended July 27, 2002, July 28, 2001, and July 29, 2000, respectively. Estimated amortization expense for each of the five succeeding fiscal years, utilizing the straight-line method, is as follows:

Fiscal year ending July:	Amount

2003	$396,679
2004	$258,320
2005	$305,460
2006	$166,096
2007	$—

      Self-Insured Claims Liability — The Company retains the risk, up to certain limits, for automobile and general liability, workers’ compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $10,624,755 and $6,205,274 at July 27, 2002 and July 28, 2001, respectively, of which approximately $3.2 million of the increase at July 27, 2002 is attributable to the acquisition of Arguss. The determination of such claims and expenses and the appropriateness of the related liability is periodically reviewed and updated. Because the Company retains these risks, up to certain limits, a change in experience or actuarial assumptions that did not affect the rate of claims payments could nonetheless materially affect results of operations in a particular period.

      Customer Advances — Under the terms of certain contracts, the Company receives advances from customers that may be offset against its future billings. The Company has recorded these advances as liabilities and has not recognized any revenue for these advances.

      Income Taxes — The Company files a consolidated federal income tax return. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of its assets and liabilities.

      Per Share Data — Earnings per common share-basic is computed using the weighted average common shares outstanding during the period. Earnings per common share-diluted is computed using the weighted average number of common shares outstanding during the period of all potential dilutive common stock equivalents except in cases where the effect would be anti-dilutive, using the treasury stock method. See Notes 2 and 13.

      Stock Splits — On January 20, 2000, the Board of Directors declared a 3-for-2 split of the Company’s common stock, effected in the form of a stock dividend paid on February 16, 2000. All agreements concerning stock options provide for the issuance of additional shares due to the declaration of the stock split. An amount equal to the par value of the common shares was transferred from additional paid-in capital in excess of par value to the common stock account. All references to number of shares and to per share information have been adjusted to reflect the stock split on a retroactive basis.

      Stock Option Plans — Under Statement of Financial Accounting Standards (“SFAS”) No. 123, companies are permitted to continue to apply Accounting Principle Board (“APB”) Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company continues to apply APB Opinion No. 25 to its stock based compensation awards to employees and disclose in the annual financial statements the required pro forma effect on net income and earnings per share. See Note 13.

      Recently Issued Accounting Pronouncements — In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. This statement requires the recording of costs associated with exit or disposal activities at their fair values only once a liability exists. Under previous

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. Management is in the process of evaluating the impact of implementing SFAS No. 144 and is unable to estimate the effect, if any, on the Company’s financial statements.

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact of implementing SFAS No. 144 and is unable to estimate the effect, if any, on the Company’s financial statements.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets”. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with the statement, the Company will conduct on at least on an annual basis a review of its reporting units to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of our goodwill may be impaired and written down. In implementing SFAS No. 142, the Company engaged a third party specialist to assist in the valuation process and as a result of that valuation identified the following reporting units in which an impairment loss was recognized: Apex Digital, Inc., Globe Communications, Inc., Locating, Inc., Point-to-Point Communications, Inc., Tesinc, Inc., Nichols Constructions, Inc., C-2 Utility Contractors, Inc. and Lamberts’ Cable Splicing Co. The valuations performed employed a combination of present value techniques to measure fair value corroborated by comparisons to estimated market multiples. As a result of the valuations, the Company recorded a non-cash impairment charge of $99.0 million ($86.9 million after tax) as of the end of fiscal 2002. The impairment loss has been recorded as a cumulative effect of a change in accounting principles on our accompanying consolidated statement of operations for the year ended July 27, 2002. Impairment losses subsequent to adoption are required to be reflected in operating income or loss in the consolidated statements of operations.

2.     Computation of Per Share Earnings

      The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computation as required by SFAS No. 128. Common stock equivalents related to

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options are excluded from diluted (loss) earnings per share calculations if their effect would be anti-dilutive.

	2002	2001	2000

Net (loss) income before cumulative effect of change in accounting principle available to common stockholders (numerator)	$(36,098,146)	$61,410,531	$65,032,240

Weighted-average number of common shares (denominator)	45,049,452	42,445,242	41,580,557

Basic (loss) earnings per common share before cumulative effect of change in accounting principle	$(0.80)	$1.45	$1.56
Cumulative effect of change in accounting principle	(1.93)	—	—

Basic (loss) earnings per common share	$(2.73)	$1.45	$1.56

Weighted-average number of common shares	45,049,452	42,445,242	41,580,557
Potential common stock arising from stock options	—	324,800	734,189

Total shares — diluted (denominator)	45,049,452	42,770,042	42,314,746

Diluted (loss) earnings per common share before cumulative effect of change in accounting principle	$(0.80)	$1.44	$1.54
Cumulative effect of change in accounting principle	(1.93)	—	—

Diluted (loss) earnings per common share	$(2.73)	$1.44	$1.54

      In fiscal year 2002, the total number of stock options excluded because their effect would have been anti-dilutive was 67,325.

3.     Acquisitions

      During fiscal 2002, 2001, and 2000, the Company made the following acquisitions:

      In August 1999, the Company acquired LCS for $10.0 million in cash and 73,309 shares of its common stock for an aggregate purchase price of $12.4 million before various transaction costs.

      In January 2000, the Company acquired C-2 for $18.0 million in cash and 247,555 shares of its common stock for an aggregate purchase price of $25.2 million before various transaction costs and Artoff Construction Company (“ACC”) for $2.2 million in cash and 30,081 shares of its common stock for an aggregate purchase price of $3.0 million before various transaction costs.

      In October 2000, the Company acquired Cable Connectors, Inc. (“CAB”) for $3.2 million in cash and 13,286 shares of its common stock for an aggregate purchase price of $3.8 million before various transaction costs.

      In December 2000, the Company acquired Schaumburg Enterprises, Inc. (“SEI”) for $3.1 million in cash and 15,518 shares of our common stock for an aggregate purchase price of $3.8 million before various transaction costs.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2000, the Company acquired Point to Point Communications, Inc. (“PTP”) for $52.2 million in cash and 312,312 shares of its common stock for an aggregate purchase price of $65.3 million before various transaction costs.

      In January 2001, the Company acquired Stevens Communications, Inc. (“SCI”) for $9.9 million in cash and 76,471 shares of its common stock for an aggregate purchase price of $12.5 million before various transaction costs.

      In April 2001, the Company acquired Nichols Holding, Inc. (“NCI”) for $11.5 million in cash and 437,016 shares of its common stock for an aggregate purchase price of $17.7 million before various transaction costs.

      In February 2002, the Company acquired 100% of the outstanding capital stock of Arguss for 4,853,031 shares of its common stock for an aggregate purchase price of approximately $85.4 million before various transaction costs. Arguss provides infrastructure services to cable and telecommunication companies. This acquisition primarily expands the Company’s geographical presence within its existing customer base. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the acquisition of Arguss at the date of acquisition as accounted for under Statement of Financial Standards (“SFAS”) No. 141 “Business Combinations”. SFAS No. 141 was effective for all business combinations after June 30, 2001 and requires the use of the purchase method of accounting.

      The purchase price of Arguss is summarized below:

Dycom’s common stock issued, net of registration cost	$82,733,000
Assumption of Arguss’ stock options	2,647,000
Various estimated transaction costs	3,836,000

$89,216,000

      The allocation of the purchase price as of February 21, 2002 is summarized below:

Assets
Cash and marketable securities	$1,943,000
Accounts receivable	32,162,000
Costs and estimated earnings in excess of billings	5,090,000
Other current assets	5,549,000
Property and equipment	28,967,000
Intangible assets	1,575,000
Goodwill	98,180,000
Other long-term assets	193,000

Total assets	$173,659,000

Liabilities
Accounts payable	$5,830,000
Note payable	59,025,000
Other current liabilities	16,887,000
Other liabilities	2,701,000

Total liabilities	$84,443,000

Net assets acquired	$89,216,000

      The above purchase price is preliminary pending final valuations on certain assets. The final allocation of the purchase price will be determined based on the fair value of assets acquired and the fair value of liabilities

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumed as of the date that the acquisition was consummated. Intangible assets have been identified which would be valued apart from goodwill in the amount of approximately $1.6 million. These intangible assets will be amortized over a four year period.

      As part of the purchase, the Company sold the manufacturing subsidiary of Arguss to an unaffiliated third party on June 17, 2002. The subsidiary manufactures and sells computer-controlled equipment used in the surface mount electronics circuit assembly industry.

      In February 2002, the Company paid off the long-term debt of Arguss. The total amount paid was approximately $58.0 million and was paid from available cash.

      The Company recorded all of these acquisitions referred to above using the purchase method of accounting. Under SFAS No. 142, goodwill associated with these acquisitions is no longer being amortized, but will be reviewed annually for impairment. The operating results of the companies acquired are included in the accompanying consolidated condensed financial statements from their respective date of purchase.

      The following unaudited pro forma summaries presents the Company’s consolidated results of operations as if the foregoing acquisitions had occurred on July 29, 2001:

	2002	2001

Total revenues	$719,025,249	$1,102,655,333
(Loss) income before income taxes	(28,989,825)	126,387,780
(Loss) Income before cumulative effect of change in accounting principle	(37,537,912)	—
Net (loss) income	(124,467,254)	73,821,633
(Loss) earnings per share:
Basic	$(2.60)	$1.55
Diluted	$(2.60)	$1.54

      In March 2000, the Company consummated the acquisition of NFS. The Company issued 2,726,210 shares of common stock in exchange for all the outstanding capital stock of NFS. Dycom accounted for the acquisition as a pooling of interests and, accordingly, the Company’s historical financial statements include the results of NFS for all periods presented. The Company incurred $2.4 million of merger-related expenses in connection with the NFS merger during fiscal 2000. These expenses consisted primarily of legal, accounting, and other professional fees related to the transaction.

      Prior to the acquisition, NFS used a fiscal year ending January 31 and as of March 8, 2000 adopted the Company’s fiscal year. All periods presented reflect the adoption of such fiscal year end as of the beginning of the period. The combined and separate results of Dycom, prior to the combination of NFS, for the years ended July 28, 2001 and July 29, 2000 are as follows:

	Dycom	NFS	Combined

Years ended July 29, 2000
Total revenues	$770,855,727	$35,414,052	$806,269,779
Net income	$60,546,669	$4,485,571	$65,032,240

      In connection with each of the acquisitions referred to above, the Company entered into employment contracts with certain executive officers of most of the acquired companies varying in length from three to six years.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Accounts Receivable

      Accounts receivable, classified as current, consist of the following:

	2002	2001

Contract billings	$78,504,554	$112,522,872
Retainage	11,719,587	10,887,430
Other receivables	1,045,166	1,735,260

Total	91,269,307	125,145,562
Less allowance for doubtful accounts	4,826,124	2,885,745

Accounts receivable, net	$86,443,183	$122,259,817

	For the Twelve Months Ended

	July 27, 2002	July 28, 2001

Allowance for doubtful accounts at beginning of year	$2,885,745	$4,120,232
Allowance for doubtful account balances from acquisitions	2,697,089	600,000
Additions charged to bad debt expense	999,425	58,181
Amounts charged against the allowance, net of recoveries	(1,756,135)	(1,892,668)

Allowance for doubtful accounts at end of year	$4,826,124	$2,885,745

      As of July 27, 2002 and July 28, 2001, the Company expected to collect all retainage balances within the next twelve months.

      Accounts receivable, classified as non-current, consist of pre-petition trade receivables due from Adelphia of $40,396,988 and WorldCom of $2,054,287, net of an allowance for doubtful accounts of $20,863,548 with $20,550,694 charged to bad debts expense in fiscal 2002. Adelphia and WorldCom both filed for bankruptcy protection in the fourth quarter of fiscal year 2002.

5.     Costs and Estimated Earnings on Contracts in Progress

      The accompanying consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

	2002	2001

Costs incurred on contracts in progress	$32,761,756	$29,765,794
Estimated to date earnings	9,466,019	9,919,190

Total costs and estimated earnings	42,227,775	39,684,984
Less billings to date	9,232,815	3,262,831

	$32,994,960	$36,422,153

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$33,349,021	$36,980,314
Billings in excess of costs and estimated earnings	(354,061)	(558,161)

	$32,994,960	$36,422,153

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As stated in Note 1, the Company performs services under short-term unit based and long-term percentage of completion contracts. The amounts presented above aggregate the effects of these two types of contracts.

6.     Property and Equipment

      The accompanying consolidated balance sheets include the following property and equipment:

	2002	2001

Land	$5,373,022	$3,361,750
Buildings	10,582,796	6,480,120
Leasehold improvements	1,496,466	1,683,123
Vehicles	127,645,455	119,466,981
Furniture and fixtures	16,070,328	13,682,891
Equipment and machinery	86,415,801	80,609,844

Total	247,583,868	225,284,709
Less accumulated depreciation	137,131,995	115,720,993

Property and equipment, net	$110,451,873	$109,563,716

      Maintenance and repairs of property and equipment amounted to $9,155,233, $12,470,702, and $12,805,199 for the fiscal years ended July 27, 2002, July 28, 2001, and July 29, 2000, respectively.

7.	Other Accrued Liabilities

      Other accrued liabilities consist of the following:

	2002	2001

Accrued payroll and related taxes	$9,737,919	$14,079,386
Accrued employee bonus and benefit costs	8,198,014	11,855,446
Accrued construction costs	2,701,924	3,259,131
Other	9,393,816	9,422,583

Accrued Liabilities	$30,031,673	$38,616,546

8.	Notes Payable

      Notes payable are summarized by type of borrowing as follows:

	2002	2001

Bank credit agreement — term loan	$—	$8,750,000
Capital lease obligations	—	6,743
Equipment loans payable through 2012	108,370	311,856

Total	108,370	9,068,599
Less current portion	78,672	2,272,218

Notes payable-non-current	$29,698	$6,796,381

      During fiscal year 2002, the Company entered into a new three-year $200 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks that replaced the Company’s prior

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit agreement. This Credit Agreement provides the Company with a commitment of $200 million for a three-year period including a $40 million limit for the issuance of letters of credit. As of July 27, 2002, the Company had $17.8 million of outstanding letters of credit. The outstanding letters of credit are all issued to the Company’s insurance administrators as part of the Company’s self-insurance program. Under the most restrictive covenants of the Credit Agreement, as of July 27, 2002, the available borrowing capacity is approximately $117.4 million.

      This Credit Agreement requires that the Company maintain certain financial covenants and conditions including restricting its ability to encumber its assets or incur certain types of indebtedness, precluding the payment of cash dividends, and maintaining a leverage ratio of not greater than 2.25:1.00, as measured at the end of each fiscal quarter. At July 27, 2002, this leverage ratio, defined as consolidated funded debt including any outstanding letters of credit divided by consolidated EBIDTA, was 0.31%.

      Loans under the Credit Agreement bear interest, at the Company’s option, at the bank’s prime interest rate or LIBOR plus a spread of 1.25%, 1.50%, or 2.00% based upon the Company’s current leverage ratio. Based upon the Company’s current leverage ratio, borrowings would be eligible for the 1.25% spread. The Company deferred approximately $1.1 million of fees related to the Credit Agreement amortized over its three year term. The Company is required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the facilities. In addition, the Company pays an annual agent fee of $50,000.

9.     Income Taxes

      The components of the provision (benefit) for income taxes are:

	2002	2001	2000

Current:
Federal	$13,840,197	$35,156,889	$37,956,624
State	3,376,015	6,752,275	7,171,617

	17,216,212	41,909,164	45,128,241

Deferred:
Federal	(6,898,232)	1,488,772	(844,165)
State	(810,049)	174,825	(82,835)

	(7,708,281)	1,663,597	(927,000)

Total tax provision	$9,507,931	$43,572,761	$44,201,241

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The deferred tax provision (benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The deferred tax assets and liabilities are comprised of the following:

	2002	2001

Deferred tax assets:
Self-insurance, warranty, and other non-deductible reserves	$11,533,173	$8,254,350
Allowance for doubtful accounts	9,845,789	983,373
Goodwill impairment	12,116,701	—
Other	1,299,502	1,386,806

	$34,795,165	$10,624,529

Deferred tax liabilities:
Property and equipment	$9,487,267	$8,617,255
Unamortized acquisition costs	244,486	244,486
Amortization of goodwill	3,340,192	960,953

	$13,071,945	$9,822,694

Net deferred tax assets	$21,723,220	$801,835

      The Company believes that it is more likely than not that the deferred tax assets will be realized through future taxable income.

      The difference between the total tax provision and the amount computed by applying the statutory federal income tax rates to pre-tax income is as follows:

	2002	2001	2000

Statutory rate applied to pre-tax income	$(9,306,575)	$36,744,152	$38,157,498
State taxes, net of federal tax benefit	1,667,878	4,502,614	4,611,486
Amortization of intangible assets, with no tax benefit	—	914,411	368,529
Write down of intangible assets, with no tax benefit	16,643,629	—	—
Tax effect of non-deductible items	1,031,315	1,787,285	1,335,259
Non-taxable interest income	(189,454)	(487,277)	(523,324)
Other items, net	(338,862)	111,576	251,793

Total tax provision	$9,507,931	$43,572,761	$44,201,241

10.     Other Income, Net

      The components of other income, net are as follows:

	2002	2001	2000

Gain on sale of fixed assets	$728,420	$1,253,873	$695,530
Miscellaneous income (loss)	731,362	1,418,950	(1,088,900)

Total other income, net	$1,459,782	$2,672,823	$(393,370)

      During the fourth quarter of fiscal 2000, the Company determined an investment was impaired. Therefore, the Company recognized an impairment loss of approximately $1.8 million during this quarter reducing its carrying value to $750,000 as compared to a carrying value of $2.8 million at July 31, 1999.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Capital Stock

      On April 4, 2001, the Board of Directors adopted a shareholders’ rights plan (the “Rights Plan”) pursuant to which a dividend consisting of one preferred stock purchase right (a “Right”) was distributed for each outstanding share of the Company’s common stock. The dividend was payable to the shareholders of record on April 14, 2001. Each Right entitles the holder to purchase from the Company one ten-thousandth of a share of Series A preferred stock at a price of $95.00, subject to adjustment. The rights become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s outstanding common stock or commences a tender or exchange offer which would result in a person or group beneficially owning 15% or more of the Company’s outstanding common stock. When exercisable, the Rights would entitle the holders (other than the acquirer) to purchase, at the Right’s then-current exercise price, units of the Company’s Series A preferred stock having a market value equal to twice the then-current exercise price. A complete description of the Rights Plan is set forth in the Company’s Current Report on Form 8-K filed on April 4, 2001.

      The Board of Directors, pursuant to the terms of the previously existing shareholders’ rights plan, declared the rights issued thereunder to be null and void on April 14, 2001. The existing plan was scheduled to expire on June 1, 2002.

      In June 2001, the Board of Directors approved a resolution authorizing management to repurchase up to $25.0 million of the Company’s issued and outstanding stock over an eighteen-month period. Cumulatively through September 27, 2002, approximately 82,000 shares having an aggregate cost of approximately $1.2 million had been repurchased under this program and are included as authorized and unissued shares.

      On February 21, 2002, the Company issued 4,853,031 shares of our common stock in connection with the acquisition of Arguss. These shares were registered under the Securities Act of 1933, as amended.

      In connection with the consummation of the merger of Arguss, 1,017,165 options to purchase the Company’s common stock were issued to former Arguss employees in exchange for their existing Arguss stock options.

12.     Employee Benefit Plans

      The Company and certain of its subsidiaries sponsor contribution plans that provide retirement benefits to all employees that elect to participate. Under the plans, participating employees may defer up to 15% of their base pre-tax compensation. Generally, the Company’s contribution to the plan is a match of 30% of the employee’s contributions. This match is limited to employee contributions up to 5% of their base pre-tax compensation. The Company’s contributions were $881,603, $851,903, and $1,115,965 in fiscal years 2002, 2001, and 2000, respectively.

13.     Stock Option Plans

      The Company had reserved 2,025,000 shares of common stock under our 1991 Incentive Stock Option Plan (the “1991 Plan”) which was approved by the shareholders on November 25, 1991. The 1991 Plan provided for the granting of options to key employees until it expired in 2001. Options were granted at the closing price on the date of grant and were exercisable over a period of up to five years. Since the 1991 Plan’s adoption, certain of the options granted have lapsed as a result of employees terminating their employment with the Company.

      The Company has reserved 3,316,845 shares of common stock under our 1998 Incentive Stock Option Plan (the “1998 Plan”) that was approved by the shareholders on November 23, 1998. The 1998 Plan provides for the granting of options to key employees until it expires in 2008. Options are granted at the closing price on the date of the grant and are exercisable over a period of up to ten years. At July 27, 2002, July 28,

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001, and July 29, 2000, options available for grant under the 1998 Plan were 1,441,804 shares, 1,961,655 shares, and 2,537,061 shares, respectively.

      The Company has reserved 1,017,165 shares of common stock under our 2001 Arguss Incentive Stock Option Plan (the “2001 Arguss Plan”) that was created as a result of the Arguss acquisition in 2002. The 2001 Arguss ISO Plan provides for the granting of options to key employees until it expires in 2011. Options were granted at the closing price on the date of grant and are exercisable over a period of 5 to 10 years. At July 27, 2002, all available options were granted to key employees.

      The Company has reserved 240,000 shares of common stock under the 2001 Directors Stock Option Plan (“the 2001 Directors Plan”) that was approved by the shareholders on November 20, 2001. Options were granted at the closing price on the date of grant and were exercisable over a period of up to five years.

      During fiscal 2000, the Company granted to key employees under the 1991 Plan options to purchase an aggregate of 45,000 shares of common stock. The options were granted at $26 1/16, the fair market value on the date of grant. During fiscal 2000, we granted to key employees under the 1998 Plan options to purchase an aggregate of 515,209 shares of common stock. The options were granted at a range of exercise prices of $26 1/8 to $49 15/16, the fair market value on the date of grant. On August 28, 2000, we granted key employees under the 1998 Plan options to purchase 498,484 shares of common stock. The options were granted at $45 5/16, the fair market value on the date of grant.

      During fiscal 2001, the Company granted to key employees under the 1998 Plan options to purchase an aggregate of 616,684 shares of common stock. The options were granted at a range of exercise prices of between $10 1/2 and $45 5/16, the fair market value on the date of grant.

      During fiscal 2002, the Company granted to key employees under the 1998 Plan options to purchase an aggregate of 707,908 shares of common stock. The options were granted at a range of exercise prices of $13.20 to $14.34, the fair market value on the date of grant. During fiscal 2002, the Company granted to key employees under the 1991 Plan 48,852 shares at an exercise price of $14.21, the fair market value on the date of grant. Also in fiscal 2002, the Company granted to non-employee directors under the 2001 Directors’ Plan 22,000 shares at an exercise price of $12.91 to $15.00, the fair market value on the date of grant. At July 27, 2002, options available for grant under the 2001 Directors’ Plan were 218,000.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the status of all Company stock option plans for the three years ended July 29, 2000, July 28, 2001, and July 27, 2002:

	Number of	Weighted Average
	Shares	Exercise Price

Options outstanding at July 31, 1999	1,328,498	$15.24
Granted	560,209	$30.09
Terminated	(133,392)	$23.78
Exercised	(376,156)	$10.21

Options outstanding at July 28, 2000	1,379,159	$21.82
Granted	616,684	$42.48
Terminated	(35,643)	$31.27
Exercised	(209,074)	$11.73

Options outstanding at July 28, 2001	1,751,126	$30.10
Granted	778,760	$14.31
Converted Arguss options	1,017,165	$40.20
Terminated	(283,764)	$31.77
Exercised	(110,879)	$9.18

Options outstanding at July 27, 2002	3,152,408	$30.18
Exercisable options at
July 29, 2000	94,067	$18.99
July 28, 2001	343,119	$23.52
July 27, 2002	1,638,763	$35.53

      The range of exercise prices for options outstanding at July 27, 2002 was $8.11 to $58.23. The range of exercise prices for options is due to changes in the price of the Company’s stock over the period of the grants.

      The following summarizes information about options outstanding at July 27, 2002:

	Outstanding Options

		Weighted-
		Average	Weighted
		Remaining	Average
	Number of	Contractual	Exercise
	Shares	Life	Price

Range of exercise prices
$ 5.00 to $10.00	66,956	0.5	$8.16
$10.01 to $12.50	62,837	3.2	$11.41
$12.51 to $15.00	937,815	7.5	$14.25
$15.01 to $20.00	89,479	4.9	$17.64
$20.01 to $25.00	27,466	1.0	$24.21
$25.01 to $30.00	691,354	5.9	$27.63
$30.01 to $35.00	89,085	7.7	$30.40
$35.01 to $40.00	98,263	4.8	$37.86
$40.01 to $47.00	543,739	7.2	$45.49
$47.01 to $60.00	545,414	4.8	$51.37

	3,152,408	6.2	$30.18

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Exercisable Options

		Weighted
	Exercisable	Average
	as of	Exercise
	July 27, 2002	Price

Range of exercise prices
$ 5.00 to $10.00	63,623	$8.11
$10.01 to $12.50	47,837	$11.69
$12.51 to $15.00	100,964	$14.14
$15.01 to $20.00	79,412	$17.79
$20.01 to $25.00	27,466	$24.21
$25.01 to $30.00	480,451	$28.09
$30.01 to $35.00	54,729	$30.33
$35.01 to $40.00	53,063	$38.44
$40.01 to $47.00	223,988	$45.81
$47.01 to $60.00	507,230	$51.64

	1,638,763	$35.53

      These options will expire if not exercised at specific dates ranging from August 2002 to June 2011. The prices for the options exercisable at July 27, 2002 ranged from $8.11 to $58.73.

      As discussed in Note 1, the Company has adopted the disclosure-only provisions of SFAS No. 123. The fair value of the options granted in fiscal 2002, 2001, and 2000 have been estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions and changes in these assumptions can materially impact the fair value of the options and the Company’s options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

      The pro forma disclosures amortize to expense the estimated compensation costs for the Company’s stock options granted subsequent to July 31, 1997 over the options vesting period. The Company’s fiscal 2002, 2001, and 2000 pro forma net earnings (loss), pro forma net income per share and pro forma weighted average fair value of options granted, with related assumptions, are reflected below:

	2002	2001	2000

Net Income:
Pro forma basic and diluted net (loss) income reflecting stock option compensation costs	$(129,845,649)	$54,063,864	$60,673,806
Pro forma (loss) earnings per share reflecting stock option compensation costs:
Basic	$(2.88)	$1.27	$1.46
Diluted	$(2.88)	$1.26	$1.43
Pro forma weighted average fair value of options granted	$7.91	$25.62	$18.21
Risk-free interest rate	5.0%	5.6%	6.1%
Expected life (years)	6	6	6
Expected volatility	51.9%	58.3%	57.6%
Dividends	—	—	—

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Related Party Transactions

      The Company leases administrative offices from entities related to officers of certain of its subsidiaries. The total expense under these arrangements for the years ended July 27, 2002, July 28, 2001, and July 29, 2000 was $1,915,649, $1,664,918, and $1,432,175, respectively. The future minimum lease commitments under these arrangements are:

2003	2004	2005	2006	2007	Thereafter	Total

$1,819,066	$1,338,321	$579,499	$182,177	$87,405	$83,200	$4,089,668

15.     Major Customers and Concentration of Credit Risk

      The Company’s operating subsidiaries obtain contracts from both public and private concerns. For the year ended July 27, 2002, BellSouth Corporation (“BellSouth”), Comcast Corporation (“Comcast”) and Adelphia Communications Corporation (“Adelphia”) revenues were approximately 16.6%, 12.3% and 11.9%, respectively, of contract revenues. For the year ended July 28, 2001 and July 29, 2000, approximately 17.9% and 16.5%, respectively, of the contract revenues were from BellSouth. Also for the year ended July 28, 2001, approximately 15.9% of the contract revenues were from Comcast.

      Financial instruments which subject the Company to concentrations of credit risk consist almost entirely of trade accounts receivable. BellSouth, Comcast, and Adelphia represent a significant portion of the Company’s customer base. As of July 27, 2002, the total outstanding trade receivables from BellSouth, Comcast, and Adelphia were approximately $7.2 million or 5.9%, $7.3 million or 6.0%, and $41.0 million or 33.9%, respectively, of the outstanding trade receivables. Adelphia’s net trade receivable balance as of July 27, 2002, after deducting $18.8 million in allowance for doubtful accounts, is approximately $22.2 million.

16.     Commitments and Contingencies

      The Company and its subsidiaries have operating leases covering office facilities, vehicles, and equipment which have noncancelable terms in excess of one year. During fiscal 2002, 2001, and 2000, the Company entered into numerous operating leases for vehicles and equipment. Certain of these leases contain renewal provisions and generally require the Company to pay insurance, maintenance, and other operating expenses. Total expense incurred under operating lease agreements, excluding the transactions with related parties (see Note 14), for the years ended July 27, 2002, July 28, 2001, and July 29, 2000 was $9,331,815, $7,095,179, and $12,218,085, respectively. The future minimum obligations under these leases are:

2003	2004	2005	2006	2007	Thereafter	Total

$6,560,480	$4,374,856	$973,864	$289,772	$123,261	none	$12,322,233

      The federal employment tax returns for one of the Company’s subsidiaries were audited by the Internal Revenue Service (“IRS”). As a result of the audit, the Company received an examination report from the IRS in October 1999 proposing a $6.1 million tax deficiency. At issue, according to the examination report, was the taxpayer’s payment of certain employee allowances for the years 1995 through 1997 without reporting such payment as wages on its employees’ W-2 forms. In April 2002, the Company reached a settlement agreement with the IRS. This settlement, which was paid in full to the IRS on May 6, 2002, resulted in a decrease to the Company’s payroll tax reserve of approximately $1.5 million. This reduced the Company’s cost of earned revenues for fiscal 2002.

      On September 10, 2001, as amended on November 9, 2001 and June 7, 2002, Williams Communications LLC (“Williams”) filed suit against one of the Company’s subsidiaries, Niels Fugal Sons Company (“NFS”), in the United States District Court of the Northern District of Oklahoma for claims that include breach of contract with respect to fiber-optic cable installation projects that NFS had constructed for Williams. Williams seeks an unspecified amount of damages, including compensatory, liquidated and punitive

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

damages. The Company has answered and asserted affirmative defenses to their complaints and has filed a counterclaim for unpaid amounts of approximately $8 million due under the contract which is primarily recorded in retainage as of July 27, 2002. Trial is currently set for March 2003. Management believes the Company has meritorious defenses against these claims and intends to defend them vigorously. Management believes that this litigation will not materially affect the Company’s financial position or future operating results, although no assurance about the ultimate outcome of this or any other litigation can be provided.

      In the normal course of business, certain of the Company’s subsidiaries have pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims or proceedings will have a material adverse effect on the Company’s consolidated financial statements.

      In the normal course of business, the Company enters into employment agreements with certain members of its executive management. It is the opinion of the Company’s management, based on information available at this time, that these agreements will not have a material adverse effect on the Company’s consolidated financial statements.

17.     Segment Information

      The Company operates in one reportable segment as a specialty contractor. The Company provides engineering, placement and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers, and cable television multiple system operators. Additionally, the Company provides similar services related to the installation of integrated voice, data, and video local and wide area networks within office buildings and similar structures, and also provides underground locating services to various utilities and provides construction and maintenance services to electrical utilities. Each of these services is provided by the Company’s various subsidiaries, which provide management with monthly financial statements. All of the Company’s subsidiaries have been aggregated into one reporting segment due to their similar customer bases, products and production methods, and distribution methods. The following table presents information regarding annual contract revenues by type of customer:

	2002	2001	2000

Telecommunications	$556,371,832	$763,686,502	$743,619,986
Electrical utilities	12,444,968	15,176,301	24,333,182
Utility line locating	55,204,177	47,882,979	38,316,611

Total contract revenues	$624,020,977	$826,745,782	$806,269,779

18.     Quarterly Financial Data (Unaudited)

      In the opinion of management, the following unaudited quarterly data for the years ended July 27, 2002 and July 28, 2001 reflect all adjustments, which consist of normal recurring accruals necessary to present a fair

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statement of amounts shown for such periods. The earnings per common share calculation for each quarter is based on the weighted average shares of common stock outstanding plus the dilutive effect of stock options.

	In Dollars, Except Per Share Amounts
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002:
Revenues	$167,814,616	$138,282,262	$169,751,754	$148,172,345

Income Before Income Taxes	$13,741,645	$8,746,330	$13,589,862	$(62,668,052)

Net (Loss) income:
Net (Loss) Income Before Cumulative Effect of Change in Accounting Principle	$8,025,413	$5,008,249	$7,712,292	$(56,844,100)
Cumulative Effect of Change in Accounting Principle, net of $12,116,700 Income Tax Benefit	(86,929,342)	—	—	—

Net Income (Loss):	$(78,903,929)	$5,008,249	$7,712,292	$(56,844,100)

Earnings per Common Share:
Basic (loss) earnings per share before change in accounting principle	$0.19	$0.12	$0.17	$(1.19)
Cumulative effect of change in accounting principle	$(2.02)	$—	$—	$—

Basic (loss) earnings per share	$(1.83)	$0.12	$0.17	$(1.19)

Diluted (loss) earnings per share before change in accounting principle	$0.19	$0.12	$0.17	$(1.19)
Cumulative effect of change in accounting principle	$(2.02)	—	—	—

Diluted (loss) earnings per share	$(1.83)	$0.12	$0.17	$(1.19)

2001:
Revenues	$234,690,421	$195,765,314	$201,610,942	$194,679,105

Income Before Income Taxes	$36,014,727	$22,188,285	$22,746,897	$24,033,383

Net Income:	$21,618,030	$13,091,089	$13,057,666	$13,643,746

Earnings per Common Share:
Basic	$0.51	$0.31	$0.31	$0.32
Diluted	$0.51	$0.31	$0.31	$0.32

      Note: Each quarter has 13 weeks. The sum of quarterly earnings per share amounts can differ from those reflected in the Company’s Consolidated Statements of Operations due to the weighting of common and common stock equivalents outstanding during each of the respective periods. In fiscal 2002, the Company recorded after tax impairment charges of $86.9 million as a cumulative effect of change in accounting principle and a $47.9 million pre-tax impairment write-off ($47.8 million after tax) in the fourth quarter 2002. Also, the Company increased its bad debt expense by $20.6 million ($12.1 million after tax) related to accounts receivables due from Adelphia and WorldCom.

INDEPENDENT AUDITORS’ REPORT

Dycom Industries, Inc.:

      We have audited the accompanying consolidated balance sheets of Dycom Industries, Inc. and subsidiaries (the “Company”) as of July 27, 2002 and July 28, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 27, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dycom Industries, Inc. and subsidiaries as of July 27, 2002 and July 28, 2001, and the results of their operations and their cash flows for each of the three years in the period ended July 27, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Certified Public Accountants
West Palm Beach, Florida

August 26, 2002

49

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      There have been no changes in or disagreements with accountants on accounting and financial disclosures within the meaning of Item 304 of Regulation S-K.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information concerning directors and nominees of the Registrant is hereby incorporated by reference from the Company’s definitive proxy statement to be filed with the commission pursuant to Regulation 14A.

      The following table sets forth certain information concerning our executive officers, all of whom serve at the pleasure of the Board of Directors.

			Executive Officer
Name	Age	Office	Since

Steven E. Nielsen	39	President, Chief Executive Officer	2/26/96
Richard L. Dunn	53	Senior Vice President and Chief Financial Officer	1/28/00
Timothy R. Estes	48	Executive Vice President and Chief Operating Officer	9/01/01
Dennis O’Brien	43	Vice President of Corporate Development	12/04/00
Marc R. Tiller	32	General Counsel and Corporate Secretary	11/23/98

      There are no family relationships among the Company’s executive officers.

      Steven E. Nielsen has been the Company’s President and Chief Executive Officer since March 1999. Prior to that, Mr. Nielsen was President and Chief Operating Officer of the Company from August 1996 to March 1999, and Vice President from February 1996 to August 1996. Mr. Nielsen has been a Director of SBA Communications Corporation since November 2001.

      Richard L. Dunn is the Company’s Senior Vice President and Chief Financial Officer. Mr. Dunn has been employed with the Company in this capacity since January 28, 2000. Mr. Dunn was previously employed by Avborne, Inc., a privately held company in the commercial aviation maintenance and repair industry, from April 1998 to January 2000 as Vice President, Finance and Chief Financial Officer. Mr. Dunn was employed by Perry Ellis International from April 1994 to April 1998 as Vice President, Finance and Chief Financial Officer.

      Timothy R. Estes has been the Company’s Executive Vice President and Chief Operating Officer since September 2001. Prior to that, Mr. Estes was the President of Ansco & Associates, Inc., one of the Company’s subsidiaries, from 1997 until 2001 and as Vice President from 1994 until 1997.

      Dennis O’Brien is the Company’s Vice President and Director of Corporate Development. Mr. O’Brien has been employed with the Company in this capacity since December 4, 2000. Mr. O’Brien was previously employed by Henkels & McCoy, a privately held telecommunications contractor, from 1988 to 2000 and served as Senior Director of Finance and Corporate Controller.

      Marc R. Tiller is the Company’s General Counsel and Corporate Secretary. Mr. Tiller has been employed with the Company in this capacity since August 10, 1998. Mr. Tiller attended law school from June 1995 to May 1998 and served as a Claims Representative for Florida Farm Bureau Insurance Company during the four prior years. Mr. Tiller resigned from the Company on September 9, 2002.

Item 11.     Executive Compensation

      Information concerning executive compensation is hereby incorporated by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information concerning the ownership of certain of the Registrant’s beneficial owners and management is hereby incorporated by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

Item 13.     Certain Relationships and Related Transactions

      Information concerning relationships and related transactions is hereby incorporated by reference for the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 10-K

      (a) The following documents are filed as a part of this report:

Page

1. Consolidated financial statements:
Consolidated balance sheets at July 27, 2002 and July 28, 2001	19
Consolidated statements of operations for the years ended July 27, 2002, July 28, 2001, and July 29, 2000	20
Consolidated statements of stockholders’ equity for the years ended July 27, 2002, July 28, 2001 and July 29, 2000	21
Consolidated statements of cash flows for the years ended July 27, 2002, July 28, 2001 and July 29, 2000	22
Notes to consolidated financial statements	24
Independent Auditors’ report	43
2. Financial statement schedules:
All schedules have been omitted because they are inapplicable, not required, or the information is included in the above referenced consolidated financial statements or the notes thereto.
3. Exhibits furnished pursuant to the requirements of Form 10-K:

Exhibit Number	Title

(2)	Agreement and Plan of Merger, dated as of January 7, 2002, among Dycom Industries, Inc., Troy Acquisition Corp. and Arguss Communications, Inc. (incorporated by reference to Dycom’s Registration Statement on Form S-4 (File No. 333-81268), filed with the Commission on January 23, 2002).

3(1)	Restated Articles of Incorporation of Dycom (incorporated by reference to Dycom’s Form 10-Q filed with the Commission on June 11, 2002).

3(ii)	Amended By-laws of Dycom, as amended on May 24, 1999 (incorporated by reference to Dycom’s Registration Statement on Form S-4 (File No. 333-81268), filed with the Commission on January 23, 2002).

4.1	Shareholder Protection Rights Agreement, dated as of June 1, 1992, among Dycom Industries, Inc. and First Union National Bank of North Carolina as Rights Agent (incorporated by reference to Dycom’s Form S-4 filed with the Commission on June 24, 1992).

4.2	Shareholder Rights Agreement, dated April 4, 2001, between the Company and the Rights Agent (which includes the Form of Rights Certificate, as Exhibit A, the Summary of Rights to Purchase Preferred Stock, as Exhibit B, and the Form of Articles of Amendment to the Articles of Incorporation for Series A Preferred Stock, as Exhibit C), (incorporated by reference to Dycom’s Form 8-A filed with the Commission on April 6, 2001).

4.3	Stockholders’ Agreement, dated as of January 7, 2002, among Dycom, Troy Acquisition Corp., Arguss Communications, Inc. and certain stockholders of Arguss Communications, Inc. (incorporated by reference to Dycom’s Registration Statement on From S-4 (File No. 333-81268), filed with the Commission on January 23, 2002).

10.1	Credit Agreement dated June 3, 2002 by and among Dycom Industries, Inc. and the Wachovia Bank, National Association, as Administrative Agent for the Lenders and Bank of America, N.A., as Syndication Agent (incorporated by reference to Dycom’s Form 10-Q filed with the Commission on June 11, 2002).

10.2	1998 Incentive Stock Option Plan (incorporated by reference to Dycom’s Definitive Proxy Statement filed with the Commission on September 30, 1999).

10.3	1991 Incentive Stock Option Plan (incorporated by reference to Dycom’s Definitive Proxy Statement filed with the Commission on November 5, 1991).

10.4	Employment Agreement for Steven E. Nielsen (incorporated by reference to Dycom’s 10-K filed with the Commission on November 7, 1999).

10.5	Employment Agreement for Richard L. Dunn (incorporated by reference to Dycom’s 10-Q filed with the Commission on June 9, 2000).

10.6	Employment Agreement for Dennis O’Brien (incorporated by reference to Dycom’s Form 10-K filed with the Commission on October 10, 2001).

10.7*	Employment Agreement for Timothy R. Estes.

11	Statement re computation of per share earnings. All information required by Exhibit 11 is presented in Note 2 of the Company’s Consolidated Financial Statements in accordance with the Provision of SFAS No. 128.

21*	Subsidiaries of the Company.

23*	Consent of Deloitte & Touche LLP.

99.1*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit hereto.

      (b) Reports on Form 8-K:

No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended July 27, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.

By:	/s/ STEVEN E. NIELSEN

Steven E. Nielsen
President and Chief Executive Officer

Date: October 15, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ RICHARD L. DUNN Richard L. Dunn	Senior Vice President and Chief Financial Officer	October 15, 2002

/s/ STEVEN E. NIELSEN Steven E. Nielsen	Chairman of the Board of Directors	October 15, 2002

/s/ CHARLES M. BRENNAN, III Charles M. Brennan, III	Director	October 15, 2002

/s/ KRISTINA M. JOHNSON Kristina M. Johnson	Director	October 15, 2002

/s/ JOSEPH M. SCHELL Joseph M. Schell	Director	October 15, 2002

/s/ TONY G. WERNER Tony G. Werner	Director	October 15, 2002

/s/ RONALD P. YOUNKIN Ronald P. Younkin	Director	October 15, 2002

I, Steven Nielsen, certify that:

      1. I have reviewed this annual report on Form 10-K of Dycom Industries, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ STEVEN E. NIELSEN

Name: Steven E. Nielsen
Title: President and Chief Executive Officer

Date: October 15, 2002

I, Richard L. Dunn, certify that:

      1. I have reviewed this annual report on Form 10-K of Dycom Industries, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ RICHARD L. DUNN

Name: Richard L. Dunn

Title:	Senior Vice President and Chief Financial Officer

Date: October 15, 2002