Form 10-Q
period 2002-10-26
DYCOM INDUSTRIES INC
filed 2002-12-05
CIK 67215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 2002

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

Registrant’s telephone number, including area code: (561) 627-7171

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $0.33 1/3 per share	Outstanding as of December 3, 2002 47,869,254

DYCOM INDUSTRIES, INC.

INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets- October 26, 2002 and July 27, 2002	3

Condensed Consolidated Statements of Operations for the Three Months Ended October 26, 2002 and October 27, 2001	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 26, 2002 and October 27, 2001	5-6

Notes to Condensed Consolidated Financial Statements	7-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	24

SIGNATURES	25

CERTIFICATIONS	26-27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 26,	July 27,
	2002	2002

ASSETS
CURRENT ASSETS:
Cash and equivalents	$111,321,473	$116,052,139
Accounts receivable, net	105,144,626	86,443,183
Costs and estimated earnings in excess of billings	32,349,179	33,349,021
Deferred tax assets, net	8,997,077	8,680,848
Inventories	5,763,480	5,643,275
Income tax receivable	—	460,093
Other current assets	8,437,765	6,107,688

Total current assets	272,013,600	256,736,247

PROPERTY AND EQUIPMENT, net	100,815,413	110,451,873

OTHER ASSETS:
Goodwill, net	106,615,836	106,615,836
Intangible assets, net	977,584	1,126,555
Accounts receivable, net	21,531,559	21,587,727
Deferred tax assets, net non-current	13,845,048	13,042,372
Other	4,976,727	4,992,743

Total other assets	147,946,754	147,365,233

TOTAL	$520,775,767	$514,553,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,011,085	$26,611,259
Notes payable	54,752	78,672
Billings in excess of costs and estimated earnings	209,794	354,061
Accrued self-insured claims	8,643,145	8,462,759
Income taxes payable	1,360,972	—
Customer advances	5,065,423	5,013,028
Other accrued liabilities	29,612,943	30,031,673

Total current liabilities	71,958,114	70,551,452

NOTES PAYABLE	27,341	29,698
ACCRUED SELF-INSURED CLAIMS	11,381,942	10,813,956
OTHER LIABILITIES	1,790,927	1,861,383

Total liabilities	85,158,324	83,256,489

COMMITMENTS AND CONTINGENCIES, Note 9
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 47,869,254 and 47,846,403 issued and outstanding, respectively	15,956,407	15,948,790
Additional paid-in capital	334,745,805	334,547,396
Retained earnings	84,915,231	80,800,678

Total stockholders’ equity	435,617,443	431,296,864

TOTAL	$520,775,767	$514,553,353

See notes to condensed consolidated financial statements — unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended

	October 26,	October 27,
	2002	2001

REVENUES:
Contract revenues earned	$158,480,914	$167,814,646

EXPENSES:
Costs of earned revenues, excluding depreciation	123,580,192	130,223,981
General and administrative	18,275,419	16,081,088
Depreciation and amortization	10,829,811	9,041,259

Total	152,685,422	155,346,328

Interest income, net	274,980	926,292
Other income, net	1,085,272	347,035

INCOME BEFORE INCOME TAXES	7,155,744	13,741,645

PROVISION FOR INCOME TAXES:
Current	4,160,089	5,286,190
Deferred	(1,118,898)	430,042

Total	3,041,191	5,716,232

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	4,114,553	8,025,413

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF $12,116,700 INCOME TAX BENEFIT	—	(86,929,342)

NET INCOME (LOSS)	$4,114,553	$(78,903,929)

EARNINGS (LOSS) PER COMMON SHARE:
Basic earnings per share before cumulative effect of change in accounting principle	$0.09	$0.19
Cumulative effect of change in accounting principle	—	(2.02)

Basic earnings (loss) per share	$0.09	$(1.83)

Diluted earnings per share before cumulative effect of change in accounting principle	$0.09	$0.19
Cumulative effect of change in accounting principle	—	(2.02)

Diluted earnings (loss) per share	$0.09	$(1.83)

SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON SHARE
Basic	47,863,069	42,946,969

Diluted	47,866,546	43,014,474

See notes to condensed consolidated financial statements — unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended

	October 26,	October 27,
	2002	2001

Increase (Decrease) in Cash and Equivalents from:
OPERATING ACTIVITIES:
Net Income (Loss)	$4,114,553	$(78,903,929)
Adjustments to reconcile net cash provided by operating activities:
Cumulative effect of change in accounting principle, net	—	86,929,342
Depreciation and amortization	10,829,811	9,041,259
Provision for bad debts	430,515	47,693
Gain on disposal of assets	(825,189)	(205,797)
Deferred income taxes	(1,118,898)	430,042
Change in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in operating assets:
Accounts receivable, net	(19,075,790)	15,517,556
Unbilled revenues, net	855,575	(3,367,204)
Other current assets	(2,450,282)	(142,228)
Other assets	16,016	149,058
Increase (decrease) in operating liabilities:
Accounts payable	399,826	(4,009,051)
Customer advances	52,395	(1,261,747)
Accrued self-insured claims and other liabilities	259,186	(5,455,463)
Accrued income taxes	1,821,065	2,525,167

Net cash (outflow) inflow from operating activities	(4,691,217)	21,294,698

INVESTING ACTIVITIES:
Capital expenditures	(2,107,238)	(2,467,021)
Proceeds from sale of assets	1,888,040	613,740

Net cash outflow from investing activities	(219,198)	(1,853,281)

FINANCING ACTIVITIES:
Principal payments on notes payable and bank lines-of-credit	(26,277)	(1,185,151)
Exercise of stock options	206,026	334,484
Shares repurchased	—	(1,150,407)

Net cash inflow (outflow) from financing activities	179,749	(2,001,074)

NET CASH (OUTFLOW) INFLOW FROM ALL ACTIVITIES	(4,730,666)	17,440,343

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	116,052,139	130,483,671

CASH AND EQUIVALENTS AT END OF PERIOD	$111,321,473	$147,924,014

See notes to condensed consolidated financial statements — unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Three Months Ended

	October 26,	October 27,
	2002	2001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$1,179	$134,742
Income taxes	$2,821,796	$2,640,061
Property and equipment acquired and financed with:
Notes payable	$—	$113,863

See notes to condensed consolidated financial statements — unaudited.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. (“Dycom” or the “Company”) as of October 26, 2002 and July 27, 2002, and the related condensed consolidated statements of operations and cash flows for the three months ended October 26, 2002 and October 27, 2001 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended October 26, 2002 are not necessarily indicative of the results that may be expected for the entire year.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION — The condensed consolidated financial statements are unaudited. These statements include Dycom Industries, Inc. and its subsidiaries, all of which are wholly owned.

In February 2002 the Company acquired Arguss Communications, Inc. (“Arguss”). This acquisition was accounted for using the purchase method of accounting; hence, the Company’s results include the results of this entity from its acquisition date.

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

PROPERTY AND EQUIPMENT — Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives range from: buildings—20-31 years; leasehold improvements—the term of the respective lease or the estimated useful life of the improvements, whichever is shorter; vehicles—3-7 years; equipment and machinery—2-10 years; and furniture and fixtures—3-10 years. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

INTANGIBLE ASSETS — In June 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangibles Assets”, which supersedes APB Opinion No. 17, “Intangible Assets”. SFAS No. 142 establishes new standards for goodwill acquired in a business combination, eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company adopted SFAS No. 142 in the first quarter of 2002. In accordance with SFAS No. 142, the Company will conduct on at least an annual basis a review of its reporting units to determine whether their carrying value exceeds their fair market value. Should this be the case, a detailed analysis of the reporting unit’s assets and liabilities is performed to determine whether the goodwill is impaired. The Company performed a review of its reporting units as of July 29, 2001 and identified the following reporting units in which an impairment loss was recognized: Apex Digital, Inc., Globe Communications, Inc., Locating, Inc., Point to Point Communications, Inc., Tesinc, Inc., Nichols Construction, Inc., C-2 Utility Contractors, Inc. and Lamberts’ Cable Splicing Co. The valuations performed as part of the analysis employed a combination of present value techniques to measure fair value corroborated by comparisons to estimated market multiples. Third party specialists were engaged to assist in the valuations. As a result, the Company recorded a non-cash impairment charge of $99.0 million ($86.9 million after tax) as of the first quarter of fiscal 2002. The impairment charge was recorded as a cumulative effect of a change in accounting principles in our consolidated statement of operations for the three months ended October 27, 2001. Impairment losses subsequent to adoption are required to be reflected in operating income or loss in the consolidated statements of operations.

SFAS No. 142 requires the Company to conduct a valuation when an event occurs that would indicate that the goodwill of a reporting unit might be impaired. Because Adelphia Communications Corporation filed for bankruptcy protection in fiscal 2002 and was a significant customer of several reporting units, the Company conducted a review for goodwill impairment at those units. As a consequence the Company recorded an impairment charge of $45.1 million during the fourth quarter 2002.

SFAS No. 142 requires the Company to conduct an annual valuation of operating units to determine whether the carrying value of its assets exceeds their fair market value. This review resulted in an impairment charge at the Company’s Point to Point Communications, Inc. (“PTP”) reporting unit of $2.5 million during the fourth quarter 2002. This impairment was primarily the result of PTP’s loss of business associated with WorldCom Inc. (“WorldCom”).

The Company also recorded an impairment charge of $0.3 million in the fourth quarter 2002 related to the write-down of backlog included with other intangible assets.

Information regarding the Company’s other intangible assets is as follows:

	Weighted
	Average Life
	In Years	October 26, 2002	July 27, 2002

Carrying amount:
Licenses	5	$51,030	$51,030
Covenants not to compete	7	450,843	450,843
Backlog*	4	1,236,154	1,236,154

		1,738,027	1,738,027
Accumulated amortization:
Licenses		27,947	25,441
Covenants not to compete		283,230	267,630
Backlog		449,266	318,401

		760,443	611,472

Net		$977,584	$1,126,555

*	Resulting from Arguss acquisition.

Amortization expense was $148,971 and $18,082 for the three months ended October 26, 2002 and October 27, 2001, respectively. Estimated amortization expense for fiscal 2003 and each of the four succeeding fiscal years is as follows:

Fiscal year ending July:		Amount:

	2003	$396,679
	2004	$258,320
	2005	$305,460
	2006	$166,097
	2007	$—

SELF-INSURED CLAIMS LIABILITY — The Company retains the risk, up to certain limits, for automobile and general liability, workers’ compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $11,019,537 and $10,624,755 at October 26, 2002 and

July 27, 2002, respectively. The determination of such claims and expenses and the appropriateness of the related liability is periodically reviewed and updated. Because the Company retains these risks, up to certain limits, a change in experience or actuarial assumptions that did not affect the rate of claims payments could nonetheless materially affect results of operations in a particular period.

CUSTOMER ADVANCES — Under the terms of certain contracts, the Company receives advances from customers that may be offset against its future billings. The Company has recorded these advances as liabilities and has not recognized any revenue for these advances.

INCOME TAXES — The Company files a consolidated federal income tax return. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the its assets and liabilities.

PER SHARE DATA — Earnings per common share-basic is computed using the weighted average common shares outstanding during the period. Earnings per common share-diluted is computed using the weighted average number of common shares outstanding during the period plus all potentially dilutive common stock equivalents except in cases where the effect would be anti-dilutive, using the treasury stock method. See Note 2.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS — In November 2002, FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. This interpretation requires elaborating on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are effective for statements issued after December 15, 2002 and its recognition requirements are applicable for guarantees issued or modified after December 31, 2002. Management is in the process of evaluating the impact of implementing FIN 45 and is unable to estimate the effect, if any, on the Company’s financial statements.

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

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company’s financial statements.

2. COMPUTATION OF PER SHARE EARNINGS

The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computation as required by SFAS No. 128.

	For the Three Months Ended

	October 26,	October 27,
	2002	2001

Net income before cumulative effect of change in accounting principle available to common stockholders (numerator)	$4,114,553	$8,025,413

Weighted-average number of common shares (denominator)	47,863,069	42,946,969

Basic earnings per common share before cumulative effect of change in accounting principle	$0.09	$0.19
Cumulative effect of change in accounting principle	—	(2.02)

Basic earnings (loss) per common share	$0.09	$(1.83)

Weighted-average number of common shares	47,863,069	42,946,969
Potential common stock arising from stock options	3,477	67,505

Total shares — diluted (denominator)	47,866,546	43,014,474

Diluted earnings per common share before cumulative effect of change in accounting principle	$0.09	$0.19
Cumulative effect of change in accounting principle	—	(2.02)

Diluted earnings (loss) per common share	$0.09	$(1.83)

3. ACQUISITIONS

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

The Company recorded the acquisition of Arguss using the purchase method of accounting. Under SFAS No. 142, goodwill associated with this acquisition is no longer being amortized, but will be reviewed annually for impairment. The operating results of Arguss are included in the accompanying consolidated condensed financial statements from its date of purchase.

The following unaudited pro forma summaries presents the Company’s consolidated results of operations as if the foregoing acquisition had occurred on July 29, 2001:

For the Three
Months Ended
October 27, 2001

Total revenues	$220,063,892
Income before income taxes	18,347,002
Income before cumulative effect of change in accounting principle	10,788,627
Cumulative effect of change in accounting principle	(86,929,342)
Net loss	(76,140,715)
Loss per share:
Basic	$(1.59)
Diluted	$(1.59)

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	October 26,	July 27,
	2002	2002

Contract billings	$97,355,943	$78,504,554
Retainage	11,821,069	11,719,587
Other receivables	1,015,541	1,045,166

Total	110,192,553	91,269,307
Less allowance for doubtful accounts	(5,047,927)	(4,826,124)

Accounts receivable, net	$105,144,626	$86,443,183

For the periods indicated, the allowance for doubtful accounts changed as follows:

	For the Three Months Ended

	October 26,	October 27,
	2002	2001

Allowance for doubtful accounts at 7/27/2002 and 7/28/2001, respectively	$4,826,124	$2,885,745
Additions charged to bad debt expense	430,515	47,693
Amounts charged against the allowance, net of recoveries	(208,712)	(139,311)

Allowance for doubtful accounts	$5,047,927	$2,794,127

As of October 26, 2002 and July 27, 2002, the Company expected to collect all of its retainage balances within twelve months.

Accounts receivable, classified as non-current, consist of pre-petition trade receivables due from Adelphia of $40,376,746 and WorldCom of $2,054,287, net of an allowance for doubtful accounts of $20,899,474 with $20,550,694 charged to bad debt expense in the fourth quarter of fiscal 2002. Adelphia and WorldCom both filed for bankruptcy protection in the fourth quarter of fiscal year 2002.

5. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

	October 26,	July 27,
	2002	2002

Costs incurred on contracts in progress	$27,279,831	$32,761,756
Estimated to date earnings	6,428,035	9,466,019

Total costs and estimated earnings	33,707,866	42,227,775
Less billings to date	1,568,481	9,232,815

	$32,139,385	$32,994,960

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$32,349,179	$33,349,021
Billings in excess of costs and estimated earnings	(209,794)	(354,061)

	$32,139,385	$32,994,960

As stated in Note 1, the Company performs services under unit based and non-unit based contracts. The amounts presented above aggregate the effects of these types of contracts.

6. PROPERTY AND EQUIPMENT

     The accompanying consolidated balance sheets include the following property and equipment:

	October 26,	July 27,
	2002	2002

Land	$5,267,572	$5,267,572
Buildings	10,703,209	10,688,246
Leasehold improvements	1,509,805	1,496,466
Vehicles	122,068,059	127,645,455
Furniture and fixtures	16,265,579	16,070,328
Equipment and machinery	85,655,244	86,415,801

Total	241,469,468	247,583,868
Less accumulated depreciation	140,654,055	137,131,995

Property and equipment, net	$100,815,413	$110,451,873

Maintenance and repairs of property and equipment amounted to $2,695,599 and $2,438,283 for the three months ended October 26, 2002 and October 27, 2001, respectively.

7. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	October 26,	July 27,
	2002	2002

Accrued payroll and related taxes	$10,303,309	$9,737,919
Accrued employee bonus and benefit costs	3,925,397	8,198,014
Accrued construction costs	3,440,627	2,701,924
Other	11,943,610	9,393,816

Accrued liabilities	$29,612,943	$30,031,673

8. NOTES PAYABLE

Notes payable are summarized as follows:

	October 26,	July 27,
	2002	2002

Equipment loans	$82,093	$108,370
Less current portion	54,752	78,672

Notes payable — non-current	$27,341	$29,698

During fiscal 2002, the Company entered into a new three-year $200 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks that replaced the Company’s prior credit agreement. The Credit Agreement provides the Company with a commitment of $200 million for a three-year period including a $40 million limit for the issuance of letters of credit. As of October 26, 2002, the Company had $22.3 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are all issued to the Company’s insurance administrators as part of the Company’s self-insurance program. Under the most restrictive covenants of the Credit Agreement, as of October 26, 2002, the available borrowing capacity is approximately $103.1 million.

The Credit Agreement requires that the Company maintain certain financial covenants and conditions including restricting its ability to encumber its assets or incur certain types of indebtedness, precluding the payment of cash dividends, and maintaining a leverage ratio of not greater than 2.25:1.00, as measured at the end of each fiscal quarter. At October 26, 2002, the Company was in compliance with all financial covenants and conditions under the Credit Agreement.

Loans under the Credit Agreement bear interest, at the Company’s option, at the bank’s prime interest rate or LIBOR plus a spread of 1.25%, 1.50%, or 2.00% based upon the Company’s current leverage ratio. Based upon the Company’s current leverage ratio, borrowings would be eligible for the 1.25% spread. The Company deferred approximately $1.1 million of fees related to the Credit Agreement, which are being amortized over its three year term. The Company is required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the facilities. In addition, the Company pays an annual agent fee of $50,000.

9. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries have operating leases covering office facilities, vehicles, and equipment which have noncancelable terms in excess of one year. Certain of these leases contain renewal provision and generally require the Company to pay insurance, maintenance, and other operating expenses. The future minimum obligations under these leases are:

2003	2004	2005	2006	2007	Thereafter	Total

$4,920,360	$4,374,856	$973,864	$289,772	$123,261	none	$10,682,113

On September 10, 2001, as amended on November 9, 2001 and June 7, 2002, Williams Communications LLC (“Williams”) filed suit against one of the Company’s subsidiaries, Niels Fugal Sons Company (“NFS”), in the United States District Court of the Northern District of Oklahoma for claims that include breach of contract with respect to fiber-optic cable installation projects that NFS had constructed for Williams. Williams seeks an unspecified amount of damages, including compensatory, liquidated and punitive damages. The Company has answered and asserted affirmative defenses to their complaints and has filed a counterclaim for unpaid amounts of approximately $8 million due under the contract which is primarily recorded in retainage as of October 26, 2002. Trial is currently set for March 2003. Management believes the Company has meritorious defenses against these claims and intends to defend them vigorously. Management believes that this litigation will not materially affect the Company’s financial position or future operating results, although no assurance about the ultimate outcome of this or any other litigation can be provided.

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

10. CAPITAL STOCK

In June 2001, the Board of Directors approved a resolution authorizing management to repurchase up to $25.0 million of the Company’s issued and outstanding stock over an eighteen-month period expiring on December 4, 2002. Cumulatively through December 4, 2002, approximately 82,000 shares having an aggregate cost of approximately $1.2 million had been repurchased under this program and are included as authorized and unissued shares.

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

On November 26, 2002, the shareholders approved the 2002 Directors Restricted Stock Plan wherein non-employee directors must elect to receive a minimum percentage of their annual fees in restricted shares of the Company’s common stock. The Company has reserved 100,000 shares of its common stock for issuance under the plan. The number of restricted shares of the Company’s common stock to be granted is based on the fair market value of a share of common stock on the date such fees are payable.

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

	For the Three Months Ended

	October 26,	October 27,
	2002	2001

Telecommunications	$139,801,354	$150,670,124
Utility line locating	15,189,257	14,167,575
Electrical utilities	3,490,303	2,976,947

Total contract revenues	$158,480,914	$167,814,646

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of specialty contracting services, including engineering, construction, installation and maintenance services to telecommunications providers throughout the United States. We also provide underground locating services to various utilities and maintenance and construction services to electrical utilities. For the three months ended October 26, 2002, specialty contracting services related to the telecommunications industry, underground utility locating and construction and maintenance to electrical utilities contributed approximately 88.2%, 9.6% and 2.2%, respectively, to our total contract revenues.

In February 2002, we acquired all of the outstanding stock of Arguss Communications, Inc. (“Arguss”) for approximately 4.9 million shares of our common stock. The aggregate purchase price, which was accounted for under the purchase method of accounting, was approximately $85.4 million before various transaction costs. The results of operations of Arguss are included in our consolidated financial statements from the date of acquisition.

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

Contract revenues from multi-year master service agreements represented 44.8% and 40.8% of total contract revenues in the first quarter of fiscal 2003 and 2002, respectively, and contract revenues from long-term contracts, including multi-year master service agreements, represented 76.5% and 83.3% of total contract revenues, respectively.

We recognize revenue on unit based contracts as the unit is completed. Revenue on non-unit based contracts is recognized under the percentage-of-completion method based primarily on the ratio of contract costs incurred to date to total estimated contract costs. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

We derive a significant amount of our revenue from telecommunications companies. Beginning in the latter part of 2000 and continuing throughout fiscal 2002, and into fiscal 2003, certain segments of the telecommunications industry suffered a severe downturn that has resulted in a number of our customers experiencing financial difficulties. Several of our customers have filed for bankruptcy protection, including Adelphia Communications Corporation (“Adelphia”) and WorldCom Inc. (“WorldCom”). At October 26, 2002, we had pre-petition outstanding receivables from Adelphia and WorldCom of approximately $40.3 million and $2.1 million, respectively.

The downturn in the telecommunications industry has adversely affected capital expenditures for infrastructure projects even among customers that are not experiencing financial difficulties. Capital expenditures by telecommunications customers during the remainder of calendar 2002 are expected to remain at low levels in comparison with prior years, and there can be no assurance that additional customers will not file for bankruptcy protection or otherwise experience severe financial difficulties in fiscal 2003. Additional bankruptcies of companies in the telecommunications sector or further decreases in our customer’s capital expenditures could reduce our cash flows and adversely impact our liquidity.

A significant portion of our revenue comes from several large customers. The following table reflects customers with at least 5% of our total contract revenue in either the quarter ending October 26, 2002 or October 27, 2001:

	For three months ended

	October 26,	October 27,
	2002	2001

AT&T Broadband	15.6%	3.7%
BellSouth	12.6%	16.0%
DIRECTV	8.2%	4.6%
Comcast	6.8%	17.7%
Sierra Touch America, LLC	6.5%	1.7%
Charter Communications	6.3%	4.8%
Sprint	5.6%	5.0%
Qwest	5.0%	6.5%
Adelphia	4.3%	8.4%

In August 2002, in accordance with our contractual rights, we notified DIRECTV of our intention to cease performing services for them on or before March 1, 2003.

Cost of earned revenues includes all direct costs of providing services under our contracts. Cost of earned revenues includes all costs of construction personnel, subcontractor costs, all costs associated with operation of equipment (excluding depreciation), insurance and materials not supplied by the customer. Generally the customer provides the materials that are to be used for its job. Because we retain the risk for automobile and general liability, worker’s compensation, and employee group health claims subject to certain limits, a change in experience or actuarial assumptions that did not affect the rate of claims payments could nonetheless materially affect results of operations in a particular period.

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

We have identified the accounting policies below as critical to the accounting for our business operations and the understanding of our results of operations. The impact of these policies on our operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. Our key accounting estimates and policies are reviewed with our Audit Committee. For a further discussion of the application of these and other accounting policies, see Note 1 to the Notes to Condensed Consolidated Financial Statements.

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

In addition, we retain the risk, up to certain limits, under a self-insured employee health plan. We periodically review the paid claims history of our employee health plan and analyze our accrued liability for claims, including claims incurred but not yet paid. Factors affecting the determination of amounts to be accrued under the employee health plan include, but are not limited to, frequency of use, changes in medical costs, unfavorable jury decisions, legislative changes, changes in the medical conditions of claimants, court interpretations and economic factors such as inflation.

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

The method of calculating the estimated accrued liability for automobile, general liability workers’s compensation and employee group health claims is subject to inherent uncertainty. If actual results are less favorable than what we use to calculate the accrued liability, we would have to record expenses in excess of what we have already accrued.

Valuation of Intangible Assets and Investments. We have adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with that statement, we conduct, on at least an annual basis, a review of our reporting units to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of our goodwill may be impaired and written down. The valuations employ a combination of present value techniques to measure fair value corroborated by comparisons to estimated market multiples. When necessary, we engage third party specialists to assist us with our valuations. Impairment losses are reflected in operating income or loss in the consolidated statements of operations.

Accounting for Income Taxes. We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We have not recorded any valuation allowances as of October 26, 2002 because management believes that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary differences in basis reverse over time. Our judgments and tax strategies are subject to audit by various taxing authorities. While the Company believes it has provided adequately for its income tax liabilities in its consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our consolidated financial condition and results of operations.

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

Results of Operations

The following table sets forth, as a percentage of contract revenues earned, certain items in our condensed consolidated statements of operations for the periods indicated:

		For the Three Months Ended

		(dollars in millions)
	October 26, 2002		October 27, 2001

Revenues:
Contract revenues earned	$158.5	100.0%	$167.8	100.0%
Expenses:
Cost of earned revenues, excluding depreciation	123.6	78.0	130.2	77.6
General and administrative	18.3	11.5	16.1	9.6
Depreciation and amortization	10.8	6.8	9.0	5.4

Total expenses	152.7	96.3	155.3	92.6

Interest income, net	0.3	0.2	0.9	0.6
Other income, net	1.1	0.7	0.3	0.2

Income before income taxes	7.2	4.6	13.7	8.2

Provision for income taxes	3.1	1.9	5.7	3.4

Income before cumulative effect of change in accounting principle	4.1	2.6	8.0	4.8
Cumulative effect of change in accounting principle, net of $12.1 income tax benefit	—	—	(86.9)	(51.8)

Net income (loss)	$4.1	2.6%	$(78.9)	(47.0)%

Revenues. Contract revenues decreased $9.3 million, or 5.6%, to $158.5 million in the quarter ending October 26, 2002 from $167.8 million in the quarter ended October 27, 2001. Of this decrease, $10.8 million was attributable to a decline in demand for specialty contracting services provided to telecommunications companies, offset by an increase of $1.0 million in underground utility locating services provided to various utilities and an increase of $0.5 million attributable to construction and maintenance services provided to electrical utilities. Arguss, acquired in February 2002, contributed $36.5 million of contract revenues during the quarter ended October 26, 2002, primarily in contract revenues from telecommunications services. Excluding revenues attributable to this acquisition, our total contract revenues for the current quarter would have been $122.0 million, a decrease of 27.3% from the quarter ended October 27, 2001.

During the quarter ended October 26, 2002, we recognized $139.8 million of contract revenues, or 88.2% of our total contract revenues from telecommunications services as compared to $150.7 million, or 89.8% of total contract revenues, for the quarter ended October 27, 2001. The decrease in our telecommunications service revenues is attributable to lower revenues, primarily from telecommunication and cable customers, due in part to the continued decrease in capital spending by our customers, bankruptcies of certain customers, and the overall continued downturn in the economy. Arguss contributed $35.5 million of contract revenues from telecommunications services during the quarter ended October 26, 2002. Excluding these contract revenues, contract revenues form telecommunications services for the current quarter would have been $104.3 million.

We recognized contract revenues of $15.2 million, or 9.6% of our total contract revenues, from underground utility locating services in the quarter ended October 26, 2002 as compared to $14.1 million, or 8.4%, in the quarter ended October 27, 2001. We recognized contract revenues of $3.5 million, or 2.2% of our total contract revenues, from electric construction and maintenance services in the quarter ended October 26, 2002 as compared to $3.0 million, or 1.8%, in the quarter ended October 27, 2001. Arguss contributed $1.0 million of contract revenues from electric construction and maintenance services during the quarter ended October 26, 2002. Excluding these contract revenues, contract revenues from electric construction and maintenance services for the current quarter would have been $2.5 million.

Contract revenues from multi-year master service agreements and other long-term agreements represented 76.5% of total contract revenues in the quarter ended October 26, 2002 as compared to 83.3% in the quarter ended October 27, 2001, of which contract revenues from multi-year master service agreements represented 44.8% of total contract revenues in the quarter ended October 26, 2002 as compared to 40.8% in the quarter ended October 27, 2001.

Costs of Earned Revenues. Costs of earned revenues decreased $6.6 million to $123.6 million in the quarter ended October 26, 2002 from $130.2 million in the quarter ended October 27, 2001. This decrease was primarily due to reductions in direct labor and subcontractor costs as a result of lower contract revenues, partially offset by increases in insurance and the settlement of two legal actions that resulted in expense of approximately $1.4 million. As a percentage of contract revenues, costs of earned revenues remained relatively flat at 78.0% versus 77.6% for the quarter ended October 27, 2001.

General and Administrative Expenses. General and administrative expenses increased $2.2 million, or 13.6%, to $18.3 million in the quarter ended October 26, 2002 from $16.1 million in the quarter ended October 27, 2001. The increase in general and administrative expenses for the quarter ended October 26, 2002 as compared to the quarter ended October 27, 2001, was primarily attributable to increases in professional fees, bad debt expense, and bank fees. General and administrative expenses increased as a percentage of contract revenues to 11.5% in the quarter ended October 26, 2002 from 9.6% in the quarter ended October 27, 2001.

Depreciation and Amortization. Depreciation and amortization increased $1.8 million to $10.8 million in the quarter ending October 26, 2002 as compared to $9.0 million in the quarter ended October 27, 2001, and increased as a percentage of contract revenues to 6.8% from 5.4%. This increase was a result of increased depreciation and amortization associated with assets acquired in the Arguss acquisition, partially offset by the effect of increased disposals of fixed assets and reduced levels of capital expenditures at our other business units.

Interest Income, Net. Interest income, net decreased $0.6 million to $0.3 million in the quarter ended October 26, 2002 from $0.9 million in the quarter ended October 27, 2001. This decrease was due primarily to a decrease in cash and cash equivalents as a result of the repayment of Arguss’ $58.0 million indebtedness subsequent to its acquisition, as well as lower interest rates.

Other Income, Net. Other income, net increased $0.8 million to $1.1 million in the quarter ended October 26, 2002 from $0.3 million in the quarter ended October 27, 2001 primarily due to the sale of idle assets.

Income Taxes. The provision for income taxes was $3.1 million in the three months ended October 26, 2002 as compared to $5.7 million in the same period last year. Our effective tax rate was 42.5% in the three months ended October 26, 2002 as compared to 41.6% in the same period last year. The effective tax rate differs from the statutory rate due to non-deductible impairment losses recorded in connection with the adoption of SFAS No. 142, state income taxes and non-deductible expenses for tax purposes.

Cumulative Effect of Change in Accounting Principle for SFAS No. 142. The adoption of SFAS No. 142 was a required change in accounting principal, and in accordance with SFAS No. 142, we conducted a review of our reporting units to determine whether their carrying value exceeded their fair market value. We engaged a third party specialist to assist in the valuation process and as a result of that valuation identified the following reporting units in which an impairment loss was recognized: Apex Digital, Inc., Globe Communications, Inc., Locating, Inc., Point-to-Point Communications, Inc., Tesinc, Inc., Nichols Constructions, Inc., C-2 Utility Contractors, Inc. and Lamberts’ Cable Splicing Co. As a result of the valuations, we recorded a non-cash impairment charge of $99.0 million ($86.9 million after tax) as of the beginning of the first quarter of fiscal 2002. The impairment loss has been recorded as a cumulative effect of change in accounting principles in our accompanying consolidated statement of operations for the three months ended October 26, 2001.

Net Income (Loss). Net income was $4.1 million in the quarter ended October 27, 2002 as compared to a net loss of $78.9 million in the quarter ended October 26, 2001.

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

Our principal sources of liquidity are from operations, borrowings under our credit facilities and cash reserves. Cash and cash equivalents totaled $111.3 million at October 26, 2002 compared to $116.1 million at July 27, 2002.

	Three Months Ended (in millions)

	October 26, 2002	October 27, 2001

Net cash flows:
(Used) provided by operations	$(4.7)	$21.3
Used in investment activities	$(0.2)	$(1.9)
Provided by (used in) financing activities	$0.2	$(2.0)

Cash from operating activities. For the three months ended October 26, 2002, net cash used by operating activities was $4.7 million compared to cash provided of $21.3 million for the three months ended October 27, 2001. Net income (loss), adjusted for non-cash items primarily consisting of cumulative effect of change in accounting principle, depreciation, amortization, provision for bad debts, and deferred income tax provision, was our main source of operating cash flow. Working capital items net of the change in long-term accounts receivable used $18.5 million of operating cash flow for the three months ended October 26, 2002.

During the fourth quarter of fiscal 2002, two of our major customers, Adelphia Communications Corporation and WorldCom, Inc., filed for bankruptcy protection. At October 26, 2002, we had outstanding pre-petition receivables from these two customers of $21.5 million, net of an allowance for doubtful accounts. Should any additional customers file for bankruptcy or experience financial difficulties, or if our efforts to recover outstanding Adelphia and other receivables fail, we could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in our customer’s revenues or cash flows could affect our ability to collect amounts due from them.

Cash from investing activities. For the three months ended October 26, 2002, net cash used in investing activities was $0.2 million as compared to $1.9 million for the same period last year. For the three months ended October 26, 2002, capital expenditures of $2.1 million were for the normal replacement of equipment, offset by $1.9 million in proceeds from the sale of idle assets.

Cash from financing activities. For the three months ended October 26, 2002, net cash provided by financing activities was $0.2 million that was attributable to exercise of stock options, offset by principal payments on notes payable.

On June 3, 2002, we entered into a new $200 million unsecured revolving credit agreement (the “New Credit Agreement”) with a syndicate of banks. The New Credit Agreement provides us with a commitment of $200 million for a three-year period. Included in the $200 million commitment is a sublimit of $40 million for the issuance of letters of credit. As of October 26, 2002 we had no amounts outstanding under the New Credit Agreement and $22.3 million of outstanding letters of credit. The outstanding letters of credit are all issued to our insurance administrators as part of our self-insurance program. Under the most restrictive covenants of our New Credit Agreement, as of October 26, 2002, the available borrowing capacity is approximately $103.1 million.

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

The New Credit Agreement requires that we maintain certain financial covenants and conditions, as well as restricts our ability to encumber our assets or incur certain types of indebtedness. We must maintain a leverage ratio of not greater than 2.25:1.00, as measured at the end of each fiscal quarter. At October 26, 2002, this leverage ratio, defined as consolidated funded debt including any outstanding letters of credit divided by consolidated EBIDTA, was 0.40%. In addition, the New Credit Agreement precludes the payment of cash dividends. At October 26, 2002, we were in compliance with all financial covenants and conditions under the New Credit Agreement.

Certain subsidiaries have outstanding obligations under real estate leases and equipment and vehicle financing arrangements. The obligations are payable in monthly installments, expiring at various dates through May 2003.

Interest costs incurred on notes payable, all of which were expensed, during the three months ended October 26, 2002 were $4,748.

The following table sets forth our contractual commitments as of October 26, 2002:

Contractual Obligations:	2003	2004	2005	2006	2007	Thereafter	Total

Long-term debt	—	—	—	—	—	—	—
Operating leases	$6,284,660	$5,713,177	$1,553,363	$471,949	$210,666	$83,200	$14,317,015

Total	$6,284,660	$5,713,177	$1,553,363	$471,949	$210,666	$83,200	$14,317,015

Other Commercial
Commitments:	2003	2004	2005	2006	2007	Thereafter	Total

New Credit Agreement	—	—	—	—	—	—	—
Standby letters of credit	$22,325,000	$—	$—	$—	$—	$—	$22,325,000

Total	$22,325,000	$—	$—	$—	$—	$—	$22,325,000

Related party transactions. We lease administrative offices from entities related to officers of certain subsidiaries. We believe these lease commitments are on terms substantially similar to terms available from third parties.

Stock Repurchase Program. On June 4, 2001, we announced that the Board of Directors had authorized a program to repurchase up to $25 million worth of our common stock over an eighteen-month period expiring on December 4, 2002. Any such repurchases will be made in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not obligate us to acquire any particular amount of our common stock, and the plan may be suspended at any time at our discretion. As of October 26, 2002, we had repurchased approximately 82,000 shares of our common stock for an aggregate cost of approximately $1.2 million. Pursuant to Florida law, these repurchased shares have been added to our authorized, unissued shares and are available for future issue.

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

Special Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the Notes to Condensed Consolidated Financial Statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “forecast,” “project,” and similar expressions identify forward looking statements. Such statements may include, but may not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financial needs or plans and the availability of financing, and plans relating to our services, as well as assumptions relating to the foregoing. These forward-looking statements are based on management’s current expectations, estimates and projections. Forward–looking statements are subject to risks and uncertainties that may cause actual results in the future to differ materially from the results projected or implied in any forward looking statements contained in this report. Such risks and uncertainties include: business and economic conditions in the telecommunications industry affecting our customers, continued deterioration in our customers’ financial condition, the adequacy of our reserves and allowances for doubtful accounts, whether the carrying value of our assets may be impaired, the anticipated outcome of contingent events, including litigation, liquidity needs and the availability of financing. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Recently Issued Accounting Pronouncements

In November 2002, FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. This interpretation requires elaborating on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are effective for statements issued after December 15, 2002 and its recognition requirements are applicable for guarantees issued or modified after December 31, 2002. Management is in the process of evaluating the impact of implementing FIN 45 and is unable to estimate the effect, if any, on the Company’s financial statements.

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

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provision of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments” in determining our market risk. We had no significant holdings of derivative financial or commodity instruments at October 26, 2002. A review of our other financial instruments and risk exposures at that date revealed we had exposure to interest rate risk. At October 26, 2002, we performed sensitivity analyses to assess the potential effect of this risk and concluded that reasonably possible near-term changes in interest rates should not materially affect our financial position, results or operations or cash flows.

Item 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibits furnished pursuant to the requirements of Form 10-Q:

Number	Description

(10)	2002 Directors Restricted Stock Plan (incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement filed with the Commission on October 22, 2002, File No. 001-10613).

(11)	Statement re computation of per share earnings; All information required by Exhibit 11 is presented within Note 3 of the Company’s condensed consolidated financial statements in accordance with the provisions of SFAS No. 128.

(99.1)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(99.2)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

No reports of 8-K were filed on behalf of the Registrant during the quarter ended October 26, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYCOM INDUSTRIES, INC.

Registrant

Date: December 4, 2002	/s/ Steven E. Nielsen

Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date: December 4, 2002	/s/ Richard L. Dunn

Name: Richard L. Dunn Title: Senior Vice President and Chief Financial Officer

DYCOM INDUSTRIES, INC

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Steven E. Nielsen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Dycom Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 4, 2002

/s/ Steven E. Nielsen

Steven E. Nielsen

President and Chief Executive Officer

DYCOM INDUSTRIES, INC

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Richard L. Dunn, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Dycom Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 4, 2002

/s/ Richard L. Dunn

Richard L. Dunn

Senior Vice-President and Chief Financial Officer