Form 10-Q
period 2003-01-25
DYCOM INDUSTRIES INC
filed 2003-03-11
CIK 67215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 25, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-5423

DYCOM INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Florida (State of incorporation)	59-1277135 (IRS Employer Identification No.)

4440 PGA Boulevard, Suite 500
Palm Beach Gardens, Florida	33410
(Address of principal executive offices)	(Zip Code)

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

Yes [X]                      No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]                      No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 3, 2003

Common Stock, par value $0.33 1/3 per share	47,871,525

DYCOM INDUSTRIES, INC.

INDEX

Page No.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets—January 25, 2003 and July 27, 2002	3
Condensed Consolidated Statements of Operations for the Three Months Ended January 25, 2003 and January 26, 2002	4
Condensed Consolidated Statements of Operations for the Six Months Ended January 25, 2003 and January 26, 2002	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 25, 2003 and January 26, 2002	6-7
Notes to Condensed Consolidated Financial Statements	8-17
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-27
Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	28
Item 6. Exhibits and Reports on Form 8-K	28
SIGNATURES	29
CERTIFICATIONS	30-33

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 25,	July 27,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and equivalents	$131,375,151	$116,052,139
Accounts receivable, net	99,891,183	86,443,183
Costs and estimated earnings in excess of billings	24,734,552	33,349,021
Deferred tax assets, net	9,099,537	8,680,848
Inventories	2,779,181	5,643,275
Income tax receivable	221,459	460,093
Other current assets	6,917,930	6,107,688

Total current assets	275,018,993	256,736,247

PROPERTY AND EQUIPMENT, net	90,851,063	110,451,873

OTHER ASSETS:
Goodwill, net	106,615,836	106,615,836
Intangible assets, net	865,161	1,126,555
Accounts receivable, net	21,531,559	21,587,727
Deferred tax assets, net non-current	14,564,869	13,042,372
Other	4,698,197	4,992,743

Total other assets	148,275,622	147,365,233

TOTAL	$514,145,678	$514,553,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,811,389	$26,611,259
Notes payable	39,517	78,672
Billings in excess of costs and estimated earnings	1,840,819	354,061
Accrued self-insured claims	9,512,763	8,462,759
Customer advances	5,065,423	5,013,028
Other accrued liabilities	26,585,035	30,031,673

Total current liabilities	65,854,946	70,551,452

NOTES PAYABLE	25,544	29,698
ACCRUED SELF-INSURED CLAIMS	12,054,945	10,813,956
OTHER LIABILITIES	1,688,921	1,861,383

Total liabilities	79,624,356	83,256,489

COMMITMENTS AND CONTINGENCIES, Note 9
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 47,870,002 and 47,846,403 issued and outstanding, respectively	15,956,660	15,948,790
Additional paid-in capital	334,760,367	334,547,396
Retained earnings	83,804,295	80,800,678

Total stockholders’ equity	434,521,322	431,296,864

TOTAL	$514,145,678	$514,553,353

See notes to condensed consolidated financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended

	January 25,	January 26,
	2003	2002

REVENUES:
Contract revenues earned	$137,153,597	$138,282,262

EXPENSES:
Costs of earned revenues, excluding depreciation	111,357,930	106,720,647
General and administrative	17,448,267	15,261,836
Depreciation and amortization	10,460,239	8,680,574

Total	139,266,436	130,663,057

Interest income, net	370,075	679,325
Other income, net	617,997	447,800

(LOSS) INCOME BEFORE INCOME TAXES	(1,124,767)	8,746,330

BENEFIT (PROVISION) FOR INCOME TAXES:
Current	(808,450)	(4,433,771)
Deferred	822,281	695,690

Total	13,831	(3,738,081)

NET (LOSS) INCOME	$(1,110,936)	$5,008,249

(LOSS) EARNINGS PER COMMON SHARE:
Basic (loss) earnings per share	$(0.02)	$0.12

Diluted (loss) earnings per share	$(0.02)	$0.12

SHARES USED IN COMPUTING (LOSS) EARNINGS PER COMMON SHARE
Basic	47,869,706	42,925,983

Diluted	47,869,706	43,061,255

See notes to condensed consolidated financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended

	January 25,	January 26,
	2003	2002

REVENUES:
Contract revenues earned	$295,634,511	$306,096,908

EXPENSES:
Costs of earned revenues, excluding depreciation	234,938,122	236,944,628
General and administrative	35,723,686	31,342,924
Depreciation and amortization	21,290,050	17,721,833

Total	291,951,858	286,009,385

Interest income, net	645,055	1,605,617
Other income, net	1,703,269	794,835

INCOME BEFORE INCOME TAXES	6,030,977	22,487,975

PROVISION FOR INCOME TAXES:
Current	4,968,539	9,719,961
Deferred	(1,941,179)	(265,648)

Total	3,027,360	9,454,313

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	3,003,617	13,033,662

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF $12,116,700 INCOME TAX BENEFIT	—	(86,929,342)

NET INCOME (LOSS)	$3,003,617	$(73,895,680)

EARNINGS (LOSS) PER COMMON SHARE:
Basic earnings per share before cumulative effect of change in accounting principle	$0.06	$0.30
Cumulative effect of change in accounting principle	—	(2.02)

Basic earnings (loss) per share	$0.06	$(1.72)

Diluted earnings per share before cumulative effect of change in accounting principle	$0.06	$0.30
Cumulative effect of change in accounting principle	—	(2.02)

Diluted earnings (loss) per share	$0.06	$(1.72)

SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON SHARE
Basic	47,866,387	42,936,476

Diluted	47,871,667	43,036,198

See notes to condensed consolidated financial statements—unaudited.

DYCOM INDUSTRIES, INC.AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended

	January 25,	January 26,
	2003	2002

Increase (Decrease) in Cash and Equivalents from:
OPERATING ACTIVITIES:
Net Income (Loss)	$3,003,617	$(73,895,680)
Adjustments to reconcile net cash provided by operating activities:
Cumulative effect of change in accounting principle, net	—	86,929,342
Depreciation and amortization	21,290,050	17,721,833
Provision for bad debts	316,170	293,191
Gain on disposal of assets	(1,199,532)	(409,511)
Deferred income taxes	(1,941,179)	(265,648)
Change in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in operating assets:
Accounts receivable, net	(13,708,002)	32,146,103
Unbilled revenues, net	10,101,227	11,933,024
Income tax receivable	238,634	—
Other current assets	2,053,852	(169,070)
Other assets	294,546	(1,419,103)
Increase (decrease) in operating liabilities:
Accounts payable	(3,799,870)	(10,792,401)
Customer advances	52,395	(2,224,551)
Accrued self-insured claims and other liabilities	(1,328,107)	(8,465,494)
Accrued income taxes	—	(1,020,979)

Net cash inflow from operating activities	15,373,801	50,361,056

INVESTING ACTIVITIES:
Capital expenditures	(3,652,713)	(6,818,403)
Proceeds from sale of assets	3,424,392	1,452,560

Net cash outflow from investing activities	(228,321)	(5,365,843)

FINANCING ACTIVITIES:
Principal payments on notes payable and bank lines-of-credit	(43,309)	(1,354,833)
Exercise of stock options	220,841	345,620
Shares repurchased	—	(1,150,407)

Net cash inflow (outflow) from financing activities	177,532	(2,159,620)

NET CASH INFLOW FROM ALL ACTIVITIES	15,323,012	42,835,593
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	116,052,139	130,483,671

CASH AND EQUIVALENTS AT END OF PERIOD	$131,375,151	$173,319,264

See notes to condensed consolidated financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Six Months Ended

	January 25,	January 26,
	2003	2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$9,826	$269,139
Income taxes	$5,376,012	$11,834,469
Property and equipment acquired and financed with:
Notes payable	$—	$147,459
Income tax benefit from stock options exercised	$—	$161,852

See notes to condensed consolidated financial statements—unaudited.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. (“Dycom” or the “Company”) as of January 25, 2003 and July 27, 2002, and the related condensed consolidated statements of operations for the three and six months ended January 25, 2003 and January 26, 2002 and the condensed consolidated statements of cash flows for the six months ended January 25, 2003 and January 26, 2002 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and six months ended January 25, 2003 are not necessarily indicative of the results that may be expected for the entire year.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION — The condensed consolidated financial statements are unaudited. These statements include Dycom Industries, Inc. and its subsidiaries, all of which are wholly owned.

In February 2002, the Company acquired Arguss Communications, Inc. (“Arguss”). This acquisition was accounted for using the purchase method of accounting; hence, the Company’s results include the results of this entity from its acquisition date.

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

Estimates are used in the Company’s revenue recognition of work-in-process and in the determination of the allowance for doubtful accounts, self-insured claims liability, and asset lives used in computing depreciation and amortization, including intangibles.

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

INVENTORIES — Inventories consist primarily of materials and supplies used in the Company’s business and are carried at the lower of cost (first-in, first out) or market (net realizable value). No obsolescence reserve has been recorded in the periods presented.

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

INTANGIBLE ASSETS — In June 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangibles Assets”, which supersedes APB Opinion No. 17, “Intangible Assets”. SFAS No. 142 establishes new standards for goodwill acquired in a business combination, eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company adopted SFAS No. 142 in the first quarter of 2002. In accordance with SFAS No. 142, the Company will conduct on at least an annual basis a review of its reporting units to determine whether their carrying value exceeds their fair market value. Should this be the case, a detailed analysis of the reporting unit’s assets and liabilities is performed to determine whether the goodwill is impaired. The Company performed a review of its reporting units as of July 29, 2001 and identified the following reporting units in which an impairment loss was recognized: Apex Digital, Inc., Globe Communications, Inc., Locating, Inc., Point to Point Communications,

Inc., Tesinc, Inc., Nichols Construction, Inc., C-2 Utility Contractors, Inc. and Lamberts’ Cable Splicing Co. The valuations performed as part of the analysis employed a combination of present value techniques to measure fair value corroborated by comparisons to estimated market multiples. Third party specialists were engaged to assist in the valuations. As a result, the Company recorded a non-cash impairment charge of $99.0 million ($86.9 million after tax) as of the first quarter of fiscal 2002. The impairment charge was recorded as a cumulative effect of a change in accounting principles in our consolidated statement of operations for the fiscal 2002. The subsidiaries with respect to which the Company recorded the impairment charge referred to above contributed 24.7% of the Company’s contract revenues during fiscal 2002 and 11.8% during the six months ended January 25, 2003. During 2002 and continuing into 2003 the Company has reduced costs at these subsidiaries to better match the lower level of activity being experienced in the current economy. The reduction in costs has been achieved primarily through a reduction of personnel, overhead costs associated with the reduction in personnel, and the sale of excess equipment. There can be no assurance that such measures taken will prevent additional write-downs of goodwill from being recorded based on the results of our annual test for impairment as required by SFAS No. 142. Impairment losses subsequent to adoption are required to be reflected in operating income or loss in the consolidated statements of operations.

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

Information regarding the Company’s other intangible assets is as follows:

	Weighted
	Average Life
	In Years	January 25, 2003	July 27, 2002

Carrying amount:
Licenses	5	$51,030	$51,030
Covenants not to compete	7	450,843	450,843
Backlog *	4	1,236,154	1,236,154

		1,738,027	1,738,027
Accumulated amortization:
Licenses		30,498	25,441
Covenants not to compete		298,828	267,630
Backlog		543,540	318,401

		872,866	611,472

Net		$865,161	$1,126,555

*	Resulting from Arguss acquisition.

Amortization expense was $112,421and $18,384 for the three months ended January 25, 2003 and January 26, 2002, respectively, and $261,393 and $36,466 for the six months ended January 25, 2003 and January 26, 2002, respectively. Estimated amortization expense for fiscal 2003 and each of the four succeeding fiscal years is as follows:

Fiscal year ending July:	Amount:

2003	$396,679
2004	$258,320
2005	$305,460
2006	$166,097
2007	$—

SELF-INSURED CLAIMS LIABILITY — The Company retains the risk, up to certain limits, for automobile and general liability,

workers’ compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $12,085,066 and $10,624,755 at January 25, 2003 and July 27, 2002, respectively. The determination of such claims and expenses and the appropriateness of the related liability is periodically reviewed and updated. Because the Company retains these risks, up to certain limits, a change in experience or actuarial assumptions could nonetheless affect results of operations in a particular period.

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

STOCK OPTION PLANS — Under SFAS No. 123, companies are permitted to continue to apply APB No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company continues to apply APB No. 25 to its stock based compensation awards to employees and disclose in the annual financial statements the required pro forma effect on net income and earnings per share.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS — In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” was issued. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148’s amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The Company has adopted the annual disclosure provisions of SFAS No. 123. Management is in the process of evaluating the impact of implementing SFAS No. 148.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. This statement requires the recording of costs associated with exit or disposal activities at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company has not had any exit or disposal activities that were initiated after December 31, 2002.

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

In November 2002, FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. This interpretation requires elaborating on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees or warranties that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are effective for statements issued after December 15, 2002 and its recognition requirements are applicable for guarantees issued or modified after December 31, 2002. There have been no new guarantees subsequent to December 15, 2002. The Company does not have any material warranties.

2. COMPUTATION OF PER SHARE EARNINGS

The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computation as required by SFAS No. 128.

	For the Three Months Ended

	January 25,	January 26,
	2003	2002

Net (loss) income available to common stockholders (numerator)	$(1,110,936)	$5,008,249

Weighted-average number of common shares (denominator)	47,869,706	42,925,983

Basic (loss) earnings per common share	$(0.02)	$0.12

Weighted-average number of common shares	47,869,706	42,925,983
Potential common stock arising from stock options	—	135,272

Total shares — diluted (denominator)	47,869,706	43,061,255

Diluted (loss) earnings per common share	$(0.02)	$0.12

	For the Six Months Ended

	January 25,	January 26,
	2003	2002

Income before cumulative effect of change in accounting principle available to common stockholders (numerator)	$3,003,617	$13,033,662
Cumulative effect of change in accounting principle, net of $12,116,700 income-tax benefit		(86,929,342)

Net income (loss)	$3,003,617	$(73,895,680)

Weighted-average number of common shares (denominator)	47,866,387	42,936,476

Basic earnings per common share before cumulative effect of change in accounting principle	$0.06	$0.30
Cumulative effect of change in accounting principle	—	(2.02)

Basic earnings (loss) per common share	$0.06	$(1.72)

Weighted-average number of common shares	47,866,387	42,936,476
Potential common stock arising from stock options	5,280	99,722

Total shares — diluted (denominator)	47,871,667	43,036,198

Diluted earnings per common share before cumulative effect of change in accounting principle	$0.06	$0.30
Cumulative effect of change in accounting principle	—	(2.02)

Diluted earnings (loss) per common share	$0.06	$(1.72)

For the three months ended January 25, 2003, the total number of stock options excluded because their effect would have been anti-dilutive was 11,945.

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

The Company recorded the acquisition of Arguss using the purchase method of accounting. Under SFAS No. 142, goodwill will be reviewed annually for impairment. The operating results of Arguss are included in the accompanying consolidated condensed financial statements from its date of purchase.

The following unaudited pro forma summaries presents the Company’s consolidated results of operations as if the foregoing acquisition had occurred on July 29, 2001:

	For the Three	For the Six
	Months Ended	Months Ended

	January 26, 2002	January 26, 2002

Total revenues	$174,027,347	$394,091,239
Income before income taxes	5,925,261	24,272,263
Income before cumulative effect of change in accounting principle	3,315,608	14,104,235
Cumulative effect of change in accounting principle	—	(86,929,342)
Net income (loss)	3,315,608	(72,825,107)
Earnings (loss) per share:
Basic	$0.07	$(1.52)
Diluted	$0.07	$(1.52)

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	January 25,	July 27,
	2003	2002

Contract billings	$92,131,803	$78,504,554
Retainage	11,061,990	11,719,587
Other receivables	1,183,538	1,045,166

Total	104,377,331	91,269,307
Less allowance for doubtful accounts	(4,486,148)	(4,826,124)

Accounts receivable, net	$99,891,183	$86,443,183

For the periods indicated, the allowance for doubtful accounts changed as follows:

	For the Three Months Ended

	January 25,	January 26,
	2003	2002

Allowance for doubtful accounts at 10/26/2002 and 10/27/2001, respectively	$5,047,927	$2,794,127
Reductions against bad debt expense	(114,345)	(340,884)
Amounts charged against the allowance, net of recoveries	(447,434)	(49,465)

Allowance for doubtful accounts	$4,486,148	$2,403,778

	For the Six Months Ended

	January 25,	January 26,
	2003	2002

Allowance for doubtful accounts at 7/27/2002 and 7/28/2001, respectively	$4,826,124	$2,885,745
Additions (reductions) charged (against) to bad debt expense	316,170	(293,191)
Amounts charged against the allowance, net of recoveries	(656,146)	(188,776)

Allowance for doubtful accounts	$4,486,148	$2,403,778

As of January 25, 2003 the Company expected to collect all of its retainage balances within twelve months.

Accounts receivable, classified as non-current, consist of pre-petition trade receivables due from Adelphia and WorldCom of $21,531,559. Adelphia and WorldCom filed for bankruptcy protection in the fourth quarter of fiscal 2002.

5. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

	January 25,	July 27,
	2003	2002

Costs incurred on contracts in progress	$22,897,976	$32,761,756
Estimated to date earnings	4,358,844	9,466,019

Total costs and estimated earnings	27,256,820	42,227,775
Less billings to date	4,363,087	9,232,815

	$22,893,733	$32,994,960

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$24,734,552	$33,349,021
Billings in excess of costs and estimated earnings	(1,840,819)	(354,061)

	$22,893,733	$32,994,960

As stated in Note 1, the Company performs services under unit based and non-unit based contracts. The amounts presented above aggregate the effects of these types of contracts.

6. PROPERTY AND EQUIPMENT

The accompanying consolidated balance sheets include the following property and equipment:

	January 25,	July 27,
	2003	2002

Land	$5,267,572	$5,267,572
Buildings	10,750,217	10,688,246
Leasehold improvements	1,470,286	1,496,466
Vehicles	118,258,142	127,645,455
Furniture and fixtures	16,394,886	16,070,328
Equipment and machinery	84,405,924	86,415,801

Total	236,547,027	247,583,868
Less accumulated depreciation	145,695,964	137,131,995

Property and equipment, net	$90,851,063	$110,451,873

Maintenance and repairs of property and equipment amounted to $2,464,450 and $1,793,650 for the three months ended January 25, 2003 and January 26, 2002, respectively. Maintenance and repairs of property and equipment amounted to $5,160,049 and $4,231,933 for the six months ended January 25, 2003 and January 26, 2002, respectively.

7. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	January 25,	July 27,
	2003	2002

Accrued payroll and related taxes	$9,483,043	$9,737,919
Accrued employee bonus and benefit costs	4,711,058	8,198,014
Accrued construction costs	2,292,617	2,701,924
Other	10,098,317	9,393,816

Accrued liabilities	$26,585,035	$30,031,673

8. NOTES PAYABLE

Notes payable are summarized as follows:

	January 25,	July 27,
	2003	2002

Equipment loans	$65,061	$108,370
Less current portion	39,517	78,672

Notes payable — non-current	$25,544	$29,698

During fiscal 2002, the Company entered into a new three-year $200 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks that replaced the Company’s prior credit agreement. The Credit Agreement provides the Company with a commitment of $200 million for a three-year period including a $40 million limit for the issuance of letters of credit.

As of January 25, 2003, the Company had $22.3 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are all issued to the Company’s insurance administrators as part of the Company’s self-insurance program. Under the most restrictive covenants of the Credit Agreement as of January 25, 2003 based on a multiple of EBIDTA, the available borrowing capacity is approximately $85.0 million.

The Credit Agreement requires that the Company maintain certain financial covenants and conditions including restricting its ability to encumber its assets or incur certain types of indebtedness and maintaining a leverage ratio of not greater than 2.25:1.00, as measured at the end of each fiscal quarter. At January 25, 2003, the Company was in compliance with all financial covenants and conditions under the Credit Agreement.

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

9. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries have operating leases covering office facilities, vehicles, and equipment which have noncancelable terms in excess of one year. Certain of these leases contain renewal provisions and generally require the Company to pay insurance, maintenance, and other operating expenses. The future minimum obligations under these leases are:

2003	2004	2005	2006	2007	Thereafter	Total

$3,529,423	$5,075,668	$1,945,642	$973,354	$399,563	$529	$11,924,179

     The Company leases administrative offices from entities related to officers of certain of its subsidiaries. The future minimum lease commitments under these arrangements are:

2003	2004	2005	2006	2007	Thereafter	Total

$815,916	$901,336	$398,401	$339,602	$212,805	$835,600	$3,503,660

On September 10, 2001, as amended on November 9, 2001 and June 7, 2002, Williams Communications LLC (“Williams”) filed suit against one of the Company’s subsidiaries, Niels Fugal Sons Company (“NFS”), in the United States District Court of the Northern District of Oklahoma for claims that include breach of contract with respect to fiber-optic cable installation projects that NFS had constructed for Williams. Williams seeks an unspecified amount of damages, including compensatory, liquidated and punitive damages. The Company has answered and asserted affirmative defenses to their complaints and has filed a counterclaim for unpaid amounts of approximately $8 million due under the contract which is primarily recorded in retainage as of January 25, 2003. Trial is currently set for September 2003. Management believes the Company has meritorious defenses against these claims and intends to defend them vigorously. Management believes that this litigation will not materially affect the Company’s financial position or future

\

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

10. CAPITAL STOCK

On February 24, 2003, the Board of Directors authorized the repurchase of up to $25 million worth of the Company’s common stock over an eighteen-month period. Any such repurchases will be made in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of common stock, and the plan may be suspended at any time. Under the previous repurchase program that expired on December 4, 2002, the Company repurchased 81,700 shares of our common stock for an aggregate cost of approximately $1.2 million. Pursuant to Florida law, these repurchased shares have been added to the Company’s authorized, unissued shares and are available for future issue.

On November 26, 2002, the shareholders of the Company approved the 2002 Directors Restricted Stock Plan wherein non-employee directors must elect to receive a minimum percentage of their annual fees in restricted shares of the Company’s common stock. The Company has reserved 100,000 shares of its common stock for issuance under the plan. The number of restricted shares of the Company’s common stock to be granted is based on the fair market value of a share of common stock on the date such fees are payable. As of January 25, 2003, 748 shares had been issued under this plan at a market price of $15.26 per share.

On February 21, 2002, the Company issued 4,853,031 shares of common stock in connection with the acquisition of Arguss. These shares were registered under the Securities Act of 1933, as amended. In connection with the consummation of the merger of Arguss, 1,017,165 options to purchase the Company’s common stock were issued to former Arguss employees in exchange for their existing Arguss stock options.

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

	For the Three Months Ended

	January 25,	January 26,
	2003	2002

Telecommunications	$121,114,615	$123,633,772
Utility line locating	11,646,167	11,073,273
Electrical utilities	4,392,815	3,575,217

Total contract revenues	$137,153,597	$138,282,262

	For the Six Months Ended

	January 25,	January 26,
	2003	2002

Telecommunications	$260,915,969	$274,303,896
Utility line locating	26,835,424	25,240,848
Electrical utilities	7,883,118	6,552,164

Total contract revenues	$295,634,511	$306,096,908

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of specialty contracting services, including engineering, construction, installation and maintenance services, to telecommunications providers throughout the United States. We also provide underground locating services to various utilities and maintenance and construction services to electrical utilities. For the six months ended January 25, 2003, specialty contracting services related to the telecommunications industry, underground utility locating and construction and maintenance to electrical utilities contributed approximately 88.3%, 9.1% and 2.6%, respectively, to our total contract revenues.

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

We provide a significant portion of our services pursuant to multi-year master service agreements. Under master service agreements, we generally agree to provide for a period of one or more years, generally on an exclusive basis, a customer’s specified service requirements within a given geographical area. Master service agreements generally provide that we will furnish a specified unit of service for a specified unit price (e.g., fiber optic cable will be installed underground for a specified rate of dollars per foot). A customer may generally terminate these agreements for convenience with at least 90 days prior written notice. Master service agreements are usually awarded on a competitive bid basis but in some cases are extended by negotiation rather than re-bid. We are currently a party to approximately 49 master service agreements.

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

Contract revenues from multi-year master service agreements represented 45.3% and 48.7% of total contract revenues for the first half of fiscal 2003 and 2002, respectively, and contract revenues from long-term contracts, including multi-year master service agreements, represented 77.5% and 84.9% of total contract revenues, respectively.

We recognize revenue on unit based contracts as the unit is completed. Revenue on non-unit based contracts is recognized under the percentage-of-completion method based primarily on the ratio of contract costs incurred to date to total estimated contract costs. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

We derive a significant amount of our revenue from telecommunications companies. Beginning in the latter part of calendar year 2000 and continuing throughout fiscal 2002 and into fiscal 2003, certain segments of the telecommunications industry suffered a severe downturn that has resulted in a number of our customers experiencing financial difficulties. Several of our customers have filed for bankruptcy protection, including Adelphia Communications Corporation (“Adelphia”) and WorldCom Inc. (“WorldCom”). At January 25, 2003, we had pre-petition outstanding receivables from Adelphia and WorldCom of approximately $21.5 million.

The downturn in the telecommunications industry has adversely affected capital expenditures for infrastructure projects even among customers that are not experiencing financial difficulties. Capital expenditures by telecommunications customers during the remainder of fiscal 2003 are expected to remain at low levels in comparison with prior years, and there can be no assurance that additional customers will not file for bankruptcy protection or otherwise experience severe financial difficulties in fiscal 2003. Additional bankruptcies of companies in the telecommunications sector or further decreases in our customer’s capital expenditures could reduce our cash flows and adversely impact our liquidity.

A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total contract revenue received from customers contributing at least 5% of our total contract revenue in either the six month period ending January 25, 2003 or January 26, 2002:

	For the six months ended

	January 25,	January 26,
	2003	2002

Comcast Corporation (a)	26.2%	20.3%
BellSouth	12.1%	16.4%
DIRECTV	8.8%	5.3%
Sprint	5.8%	4.1%
Qwest	5.3%	5.7%
Adelphia	4.2%	10.6%

(a)	Revenues have been combined to reflect the merger of AT&T Broadband and Comcast.

In August 2002, in accordance with our contractual rights, DIRECTV was notified that we would cease to perform services for them as of March 1, 2003. We have since reached an agreement with DIRECTV to continue providing service primarily in one of their major markets. We anticipate our revenues from DIRECTV will be reduced up to 75% of the curernt level.

Cost of earned revenues includes all direct costs of providing services under our contracts. Cost of earned revenues includes all costs of construction personnel, subcontractor costs, all costs associated with operation of equipment (excluding depreciation), insurance and materials not supplied by the customer. Generally the customer provides the materials that are to be used for its job. Because we retain the risk for automobile and general liability, worker’s compensation, and employee group health claims subject to certain limits, a change in experience or actuarial assumptions could materially affect results of operations in a particular period.

General and administrative costs include all our costs at the parent company level, as well as subsidiary management personnel and administrative overhead. Our management personnel, including subsidiary management, perform substantially all sales and marketing functions as part of their management responsibilities and, accordingly, we have not incurred material selling expenses.

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

Self-Insured Claims Liability. We retain the risk of loss, up to certain limits, for automobile, general liability, and workers’ compensation claims. A liability for unpaid claims and the associated claim expenses, including incurred but unreported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. Factors affecting the determination of amounts to be accrued for automobile, general liability and workers’ compensation claims include, but are not limited to, cost, frequency, or payment patterns resulting from new types of claims, the hazard level of our operations, tort reform or other legislative changes, unfavorable jury decisions, court interpretations, changes in the medical conditions of claimants and economic factors such as inflation.

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

For losses occurring during fiscal years 2002 and 2003, we retain the risk on a per occurrence basis for automobile liability to $500,000, for general liability to $250,000, and for worker’s compensation, in states where we are allowed to retain risk, to $500,000. For fiscal 2002 and 2003, we had aggregate stop loss coverage for the above exposures at the stated retentions of approximately $20 million and $17.4 million, respectively. In addition, we have umbrella liability coverage to a policy limit for each year of $75 million. Within the umbrella coverage, we have retained the risk of loss between $2.0 and $5.0 million, on a per occurrence basis, with an aggregate stop loss for this layer of $10.0 million for each of fiscal 2002 and 2003.

The method of calculating the estimated accrued liability for automobile, general liability, and workers’ compensation and employee group health claims is subject to inherent uncertainty. If actual results are less favorable than what we use to calculate the accrued liability, we would have to record expenses in excess of what we have already accrued.

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

Accounting for Income Taxes. We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We have not recorded any valuation allowances as of January 25, 2003 because management believes that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary differences in basis reverse over time. Our judgments and tax strategies are subject to audit by various taxing authorities. While the Company believes it has provided adequately for its income tax liabilities in its consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our consolidated financial condition and results of operations.

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

Results of Operations

The following table sets forth, as a percentage of contract revenues earned, certain items in our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended
	(dollars in millions)

	January 25, 2003		January 26, 2002

Revenues:
Contract revenues earned	$137.2	100.0%	$138.3	100.0%
Expenses:
Cost of earned revenues, excluding depreciation	111.4	81.2	106.7	77.2
General and administrative	17.4	12.7	15.3	11.0
Depreciation and amortization	10.5	7.6	8.7	6.3

Total expenses	139.3	101.5	130.7	94.5

Interest income, net	0.4	0.3	0.7	0.5
Other income, net	0.6	0.4	0.4	0.3

(Loss) income before income taxes	(1.1)	(0.8)	8.7	6.3

Provision for income taxes	—	—	3.7	2.7

Net (loss) income	$(1.1)	(0.8)%	$5.0	3.6%

	For the Six Months Ended
	(dollars in millions)

	January 25, 2003		January 26, 2002

Revenues:
Contract revenues earned	$295.6	100.0%	$306.1	100.0%
Expenses:
Cost of earned revenues, excluding depreciation	234.9	79.5	237.0	77.4
General and administrative	35.7	12.1	31.3	10.2
Depreciation and amortization	21.3	7.2	17.7	5.8

Total expenses	291.9	98.8	286.0	93.4

Interest income, net	0.6	0.2	1.6	0.5
Other income, net	1.7	0.6	0.8	0.3

Income before income taxes	6.0	2.0	22.5	7.4

Provision for income taxes	3.0	1.0	9.5	3.1

Income before cumulative effect of change in accounting principle	3.0	1.0	13.0	4.3
Cumulative effect of change in accounting principle, net of $12.1 income tax benefit	—	—	(86.9)	(28.4)

Net income (loss)	$3.0	1.0%	$(73.9)	(24.1)%

Revenues. Contract revenues decreased $1.1 million, or 0.8%, to $137.2 million in the quarter ending January 25, 2003 from $138.3 million in the quarter ended January 26, 2002. Of this decrease, $2.5 million was attributable to a decline in demand for specialty contracting services provided to telecommunications companies, offset by an increase of $0.6 million in underground utility locating services provided to various utilities and an increase of $0.8 million attributable to construction and maintenance services provided to electrical utilities. Arguss, acquired in February 2002, contributed $28.6 million of contract revenues during the quarter ended January 25, 2003, primarily in contract revenues from telecommunications services. Excluding revenues attributable to Arguss, our total contract revenues for the current quarter would have been $108.6 million, a decline of 21.5% from the quarter ended January 26, 2002.

During the quarter ended January 25, 2003, we recognized $121.1 million of contract revenues, or 88.3% of our total contract revenues from telecommunications services as compared to $123.6 million, or 89.4% of total contract revenues, for the quarter ended January 26, 2002. The decrease in our telecommunications service revenues is attributable to lower revenues, primarily from telecommunication and cable customers, due in part to the continued decrease in capital spending by our customers, bankruptcies of certain customers, and the overall continued downturn in the economy. Also, results during the quarter were impacted by a pronounced slowing of activity beginning during the later part of December 2002 through the middle of January 2003. During this period, revenues from services provided to both cable operators and telephone companies declined as a result of field operations being hampered by weather conditions that were significantly more difficult compared to the year ago period. Arguss contributed $27.8 million of contract revenues from telecommunications services during the quarter ended January 25, 2003. Excluding Arguss, contract revenues from telecommunications services for the current quarter would have been $93.3 million.

We recognized contract revenues of $11.6 million, or 8.5% of our total contract revenues, from underground utility locating services in the quarter ended January 25, 2003 as compared to $11.1 million, or 8.0%, in the quarter ended January 26, 2002. We recognized contract revenues of $4.4 million, or 3.2% of our total contract revenues, from construction and maintenance services provided to electrical utilities in the quarter ended January 25, 2003 as compared to $3.6 million, or 2.6%, in the quarter ended January 26, 2002. Arguss contributed $0.8 million of contract revenues from construction and maintenance services during the quarter ended January 25, 2003. Excluding Arguss, contract revenues from construction and maintenance services for the current quarter would have been $3.6 million.

Contract revenues from multi-year master service agreements and other long-term agreements represented 78.7% of total contract revenues in the quarter ended January 25, 2003 as compared to 86.8% in the quarter ended January 26, 2002, of which contract revenues from multi-year master service agreements represented 45.9% of total contract revenues in the quarter ended January 25, 2003 as compared to 48.7% in the quarter ended January 26, 2002.

Contract revenues decreased $10.5 million, or 3.4% to $295.6 million in the six months ending January 25, 2003 from $306.1 million in the six months ended January 26, 2002. Of this decrease, $13.4 million was attributable to a decline in demand for specialty contracting services provided to telecommunications companies, offset by an increase of $1.6 million in underground utility locating services provided to various utilities and an increase of $1.3 million attributable to construction and maintenance services provided to electrical utilities. Arguss contributed $65.1 million of contract revenues during the six months ending January 25, 2003, primarily in contract revenues from telecommunications services. Excluding revenues attributable to Arguss, our total contract revenues for the six months ended would have been $230.5 million, a decline of 24.7% from the six months ending January 26, 2002.

During the six months ended January 25, 2003, the Company recognized $260.9 million of contract revenues from telecommunications services as compared to $274.3 million for the six months ended January 26, 2002. The decrease in our telecommunications service revenues is attributable to those factors mentioned above for the quarterly period ended January 26, 2003. Arguss contributed $63.3 million of contract revenues from telecommunications services during the six months ended January 25, 2003. Excluding Arguss, contract revenues form telecommunications services for the first half of the current fiscal year would have been $197.6 million.

We recognized contract revenues of $26.8 million, or 9.1% of our total contract revenues, from underground utility locating services for the six months ended January 25, 2003 as compared to $25.2 million, or 8.3%, for the six months ended January 26, 2002. We recognized contract revenues of $7.9 million, or 2.6% of our total contract revenues, from construction and maintenance services provided to electrical utilities for the six months ended January 25, 2003 as compared to $6.6 million, or 2.1%, for the six months ended January 26, 2002. Arguss contributed $1.8 million of contract revenues from construction and maintenance services during the six months January 25, 2003. Excluding Arguss, contract revenues from construction and maintenance services for the first half of the current fiscal year would have been $6.1 million.

Contract revenues from multi-year master service agreements and other long-term agreements represented 77.5% of total contract revenues in the six months ended January 25, 2003 as compared to 84.9% in the six months ended January 26, 2002, of which contract revenues from multi-year master service agreements represented 45.3% of total contract revenues in the six months ending January 25, 2003 as compared to 48.7% in the six months ending January 26, 2002.

Costs of Earned Revenues. Costs of earned revenues increased $4.7 million to $111.4 million in the quarter ended January 25, 2003 from $106.7 million in the quarter ended January 26, 2002 and increased as a percentage of contract revenues increased to 81.2% from 77.2%. Direct labor increased by 1.4% as a percentage of contract revenues as a result of more work being performed by our workforce. As a result of more work being performed by our workforce, subcontractors costs has decreased by 2.0% as a percentage of contract revenues. Direct materials increased by 3.7% as a percentage of contract revenues due to a bulk sale of inventory to a customer. In addition, insurance costs increased by 1.3% as of percentage of contract revenues due to increased insurance related costs, including increased premiums, higher claims expense, additional insurance policies, the additional expense associated with the addition of the Arguss companies and a legal reserve of $0.6 million expensed in the three month period ended January 25, 2003.

Costs of earned revenues decreased $2.1 million to $234.9 million in the six months ended January 25, 2003 from $237.0 million in the six months ended January 26, 2002 and increased as a percentage of contract revenues to 79.5% from 77.4%. Direct materials increased by 2.5% as percentage of contract revenues due to a bulk sale of inventory to a customer. Subcontractor costs has decreased by 1.8% as a percentage of contract revenues as a result of more work being performed by our workforce. Insurance costs increased by 1.1% as a percentage of contract revenues due to increased insurance related costs, including increased premiums, higher claims expense, additional insurance policies, the additional expense associated with the addition of the Arguss companies and the reserve and settlement of legal actions that resulted in expense of $2.0 million for the six months ended January 25, 2003.

General and Administrative Expenses. General and administrative expenses increased $2.1 million, or 13.7%, to $17.4 million in the quarter ended January 25, 2003 from $15.3 million in the quarter ended January 26, 2002. The increase in general and administrative expenses for the quarter ended January 25, 2003 as compared to the quarter ended January 26, 2002, was primarily attributable to increased overhead related to the Arguss acquisition and increases in professional fees of $1.1 million related to a review of our corporate structure and bank fees of $0.3 million paid under our bank credit agreement. General and administrative expenses increased as a percentage of contract revenues to 12.7% in the quarter ended January 25, 2003 from 11.0% in the quarter ended January 26, 2002.

General and administrative expenses increased $4.4 million to $35.7 million in the six months ended January 25, 2003 from $31.3 million in the six months ended January 26, 2002. The increase in general and administrative expenses for the six months ended January 25, 2003 as compared to the six months ended January 26, 2002, was primarily attributable to increased overhead related to the Arguss acquisition and increases in professional fees of $1.8 million related to a review of our corporate structure, bad debt expense of $0.6 million, and bank fees of $0.5 million paid under our bank credit agreement. General and administrative expenses increased as a percentage of contract revenues to 12.1% in the quarter ended January 25, 2003 from 10.2% in the quarter ended January 26, 2002.

Depreciation and Amortization. Depreciation and amortization increased $1.8 million to $10.5 million in the quarter ending January 25, 2003 as compared to $8.7 million in the quarter ended January 26, 2002, and increased as a percentage of contract revenues to 7.6% from 6.3%. Depreciation and amortization increased $3.6 million to $21.3 million in the six months ended January 25, 2003 as compared to $17.7 million in the six months ended January 26, 2002, and increased as a percentage of contract revenues to 7.2% from 5.8%. The increase in the quarter and the six months ended January 25, 2003 was a result of increased depreciation and amortization associated with assets acquired in the Arguss acquisition, partially offset by the effect of disposals of fixed assets.

Interest Income, Net. Interest income, net decreased $0.3 million to $0.4 million in the quarter ended January 25, 2003 from $0.7 million in the quarter ended January 26, 2002. Interest income, net decreased $1.0 million to $0.6 million in the six months ended January 25, 2003 from $1.6 million in the six months ended January 26, 2002. This decrease in the quarter and the six months ended January 25, 2003 was due primarily to a decrease in cash and cash equivalents as a result of the repayment of Arguss’ $58.0 million indebtedness subsequent to its acquisition as well as lower interest rates during fiscal 2003.

Other Income, Net. Other income, net increased $0.2 million to $0.6 million in the quarter ended January 25, 2003 from $0.4 million in the quarter ended January 26, 2002. Other income, net increased $0.9 million to $1.7 million in the six months ended January 25, 2003 from $0.8 million in the six months ended January 26, 2002. The increase in both the quarter and first half fiscal 2003 is primarily due to gains from the sale of idle assets.

Income Taxes. The benefit for income taxes was negligible for the three months ended January 25, 2003 as compared to a provision of $3.7 million in the same period last year. The impact of a pretax loss combined with permanent nondeductible expense items for tax purposes generated a minimal effective tax rate for the current quarter.

The provision for income taxes was $3.0 million in the six months ended January 25, 2003 as compared to $9.5 million in the same period last year. The company’s effective tax rate was 50.2% in the six months ended January 25, 2003 as compared to 42.0% in the six months ended January 26, 2002. The impact of lower pretax income combined with permanent nondeductible expense items for tax purposes generated a higher effective tax rate for the first half of fiscal 2003.

Cumulative Effect of Change in Accounting Principle for SFAS No. 142. The adoption of SFAS No. 142 was a required change in accounting principal, and in accordance with SFAS No. 142, we conducted a review of our reporting units to determine whether their carrying value exceeded their fair market value. We engaged a third party specialist to assist in the valuation process and as a result of that valuation identified the following reporting units in which an impairment loss was recognized: Apex Digital, Inc., Globe Communications, Inc., Locating, Inc., Point-to-Point Communications, Inc., Tesinc, Inc., Nichols Constructions, Inc., C-2 Utility

Contractors, Inc. and Lamberts’ Cable Splicing Co. As a result of the valuations, we recorded a non-cash impairment charge of $99.0 million ($86.9 million after tax) as of the beginning of the first quarter of fiscal 2002. The impairment loss has been recorded as a cumulative effect of change in accounting principles in our accompanying consolidated statement of operations for the six months ended January 26, 2002. The subsidiaries with respect to which we recorded the impairment charge referred to above contributed 24.7% of our contract revenues during fiscal 2002 and 11.8% during the six months ended January 25, 2003. During 2002 and continuing into 2003 we have reduced costs at these subsidiaries to better match the lower level of activity being experienced in the current economy. The reduction in costs has been achieved primarily through a reduction of personnel, overhead costs associated with the reduction in personnel, and the sale of excess equipment. There can be no assurance that such measures taken will prevent additional write-downs of goodwill from being recorded based on the results of our annual test for impairment as required by SFAS No. 142.

Net (Loss) Income. Net loss was $1.1 million in the quarter ended January 25, 2003 as compared to a net income of $5.0 million in the quarter ended January 26, 2002.

Net income was $3.0 million for the six months ended January 25, 20003 as compared to a net loss of $73.9 million for the six months ended January 26, 2002.

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

Cash and cash equivalents totaled $131.4 million at January 25, 2003 compared to $116.1 million at July 27, 2002.

	Six Months Ended (in millions)

	January 25, 2003	January 26, 2002

Net cash flows:
Provided by operations	$15.4	$50.4
Used in investment activities	$(0.2)	$(5.4)
Provided by (used in) financing activities	$0.2	$(2.2)

Cash from operating activities. For the six months ended January 25, 2003, net cash provided from by operating activities was $15.4 million compared to cash provided of $50.4 million for the six months ended January 26, 2002. Net income, adjusted for non-cash items primarily consisting of depreciation, amortization, provision for bad debts, and deferred income tax provision, was our main source of operating cash flow and was offset in part by changes in working capital items used $7.6 million of operating cash flow for the six months ended January 25, 2003. Primarily driving this working capital use is an increase in accounts receivable of $13.7 million plus a decrease in accounts payable of $3.8 million less a decrease in unbilled revenues of $10.1 million.

The changes in working capital included an increase in accounts receivable of $13.7 million, offset by a corresponding decrease in unbilled revenues, net as more activity was completed and billed at the end of current quarter compared to the corresponding quarter of the prior year. Additionally, other current assets decreased by $2.0 million, primarily as a result of the bulk sale of inventory to a customer and accounts payable decreased by $3.8 million as a result of our lower level of activity during the six months ended January 25, 2003.

Based on quarterly revenues, days sales outstanding was 66.3 days for the quarter ended January 25, 2003 compared to 57.2 days for the quarter ended July 27, 2002, excluding pre-petition revenues related to Adelphia and WorldCom. This increase includes a decrease in days sales outstanding of 5.1 days in work in process to 15.2 days for the quarter ended January 25, 2003 from 20.3 days for the quarter ended July 27, 2002. The remaining increase in days sales outstanding can primarily be attributed to an increase in the mix of customers with longer payment terms. Work in process days sales outstanding decreased due to increased customer billings and some jobs being completed.

During the fourth quarter 2002, two of our major customers, Adelphia Communications Corporation and WorldCom, Inc., filed for bankruptcy protection. At January 25, 2003 we had long-term accounts receivables of $21.5 million from these two customers, representing the remaining balance of pre-petition receivables of $42.4 million less $20.9 million that was written off against a previously established allowance for doubtful accounts. Should any additional customers file for bankruptcy or experience financial difficulties, or if our efforts to recover outstanding receivables fail, we could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in our customer’s revenues or cash flows could affect our ability to collect amounts due from them.

Cash from investing activities. For the six months ended January 25, 2003, net cash used in investing activities was $0.2 million as compared to $5.4 million for the six months ended January 26, 2002. During the six months ended January 25, 2003, cash used in investing activities was primarily for capital expenditures of $3.7 million compared to $6.8 million during the comparable period in the prior year, offset by proceeds from the sale of assets of $3.4 million and $1.5 million during the fiscal 2003 and 2002 periods, respectively. We have purchased less and sold more assets to more properly match our asset base with the existing size of our business.

Cash from financing activities. For the six months ended January 25, 2003, net cash provided by financing activities was $0.2 million compared to net cash used in financing activities of $2.2 million for the six months ended January 26, 2002. During the six months ended January 26, 2002 we used $1.4 million to repay notes payable and $1.2 million to repurchase common stock.

On June 3, 2002, we entered into a new $200 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides us with a commitment of $200 million for a three-year period. Included in the $200 million commitment is a sublimit of $40 million for the issuance of letters of credit. As of January 25, 2003 we had no amounts outstanding under the Credit Agreement and $22.3 million of outstanding letters of credit. The outstanding letters of credit are all issued to our insurance administrators as part of our self-insurance program. Under the most restrictive covenants of our Credit Agreement, as of January 25, 2003, the available borrowing capacity is approximately $85.0 million.

Loans under the Credit Agreement bear interest, at our option, at the bank’s prime interest rate or LIBOR plus a spread of 1.25%, 1.50% or 2.00% based upon our current leverage ratio. Based on our current leverage ratio, borrowings would be eligible for the 1.25% spread. We are required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the facilities. In addition, we pay an annual agent fee of $50,000.

The Credit Agreement requires that we maintain certain financial covenants and conditions, as well as restricts our ability to encumber our assets or incur certain types of indebtedness. We must maintain a leverage ratio of not greater than 2.25:1.00, as measured at the end of each fiscal quarter. At January 25, 2003, this leverage ratio, defined as consolidated funded debt including any outstanding letters of credit divided by consolidated EBIDTA, was 0.47%. At January 25, 2003, we were in compliance with all financial covenants and conditions under the Credit Agreement.

Certain subsidiaries have outstanding obligations under real estate leases and equipment and vehicle financing arrangements. The obligations are payable in monthly installments, expiring at various dates through November 2023.

Interest costs incurred on notes payable, all of which were expensed, during the six months ended January 25, 2003 were $9,375.

The following table sets forth our contractual commitments, including related party leases, as of January 25, 2003:

Contractual Obligations:	2003	2004	2005	2006	2007	Thereafter	Total

Long-term debt	$19,758	$24,185	$4,428	$3,502	$3,502	$9,686	$65,061
Operating leases	4,345,339	5,977,004	2,344,043	1,312,956	612,368	836,129	15,427,839

Total	$4,465,097	$6,001,189	$2,348,471	$1,316,458	$615,870	$845,815	$15,492,900

Other Commercial Commitments:	2003	2004	2005	2006	2007	Thereafter

Standby letters of credit	$22,325,000	$5,325,000	$—	$—	$—	$—

Related party transactions. We lease administrative offices from entities related to officers of certain of our subsidiaries.

Stock Repurchase Program. On February 24, 2003, the Board of Directors authorized the repurchase of up to $25 million worth of our common stock over an eighteen-month period. Any such repurchases will be made in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not obligate us to acquire any particular amount of our common stock, and the plan may be suspended at any time at our discretion. Pursuant to Florida law, repurchased shares are added to our authorized, unissued shares and are available for future issue.

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

Backlog Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts. Our backlog at January 25, 2003 and July 27, 2002 was $789.4 million and $795.1 million, respectively. We expect to complete approximately 57.4% of our current backlog during the next twelve months. In many instances our customers are not contractually committed to specific volumes of services under a contract. However, the customer is obligated to obtain these services from us if they are not performed by the customer’s employees. Additionally, we are committed to perform these services if requested by the customer. Many of these contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the term of the contract based on our historical relationships with customers and our experience in procurements of this nature. There can be no assurance, however, as to the customer’s requirements during a particular period or that such estimates at any point in time are accurate.

Special Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the Notes to Condensed Consolidated Financial Statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “forecast,” “project,” and similar expressions identify forward looking statements. Such statements may include, but may not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financial needs or plans and the availability of financing, and plans relating to our services, including backlog, as well as assumptions relating to the foregoing. These forward-looking statements are based on management’s current expectations, estimates and projections. Forward-looking statements are subject to risks and uncertainties that may cause actual results in the future to differ materially from the results projected or implied in any forward looking statements contained in this report. Such risks and uncertainties include: business and economic conditions in the telecommunications industry affecting our customers, continued deterioration in our customers’ financial condition, the adequacy of our reserves and allowances for doubtful accounts, whether the carrying value of our assets may be impaired, the anticipated outcome of contingent events, including litigation, liquidity needs and the availability of financing. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Recently Issued Accounting Pronouncements

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS — In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” was issued. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148’s amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The Company has adopted the annual disclosure provisions of SFAS No. 123. Management is in the process of evaluating the impact of implementing SFAS No. 148.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. This statement requires the recording of costs associated with exit or disposal activities at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company has not had any exit or disposal activities that were initiated after December 31, 2002.

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

In November 2002, FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. This interpretation requires elaborating on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations or warranties under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this Interpretation are effective for statements issued after December 15, 2002 and its recognition requirements are applicable for guarantees issued or modified after December 31, 2002. There have been no new guarantees subsequent to December 15, 2002. The Company does not have any material warranties.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provision of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments” in determining our market risk. We had no significant holdings of derivative financial or commodity instruments at January 25, 2003. A review of our other financial instruments and risk exposures at that date revealed we had exposure to interest rate risk. At January 25, 2003, we performed sensitivity analyses to assess the potential effect of this risk and concluded that reasonably possible near-term changes in interest rates should not materially affect our financial position, results or operations or cash flows.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

An annual meeting of shareholders of the Company was held on November 26, 2002 to consider and take action on the election of three directors and the adoption of the Dycom Industries, Inc. 2002 Directors Stock Option Plan.

The Company’s nominee, Mr. Charles M. Brennan III, was elected as a director of the Company. Mr. Brennan received 42,524,020 votes for and votes abstained totaled 1,539,809. The Company’s nominee, Ms. Kristina M. Johnson, was elected as a director of the Company. Ms. Johnson received 42,368,927 votes for and votes abstained totaled 1,694,902. The Company’s nominee, Mr. Tony G. Werner, was elected as a director of the Company. Mr. Werner received 42,283,295 votes for and votes abstained totaled 1,780,534. Each of the following director’s term of office as a director of the Company continued after the annual meeting: Ronald P. Younkin, Joseph M. Schell, and Steven E. Nielsen.

The Dycom Industries, Inc. 2002 Directors Stock Option Plan was adopted by the shareholders. The votes were 39,547,948 for approval of the new plan, 2,077,192 votes against approval of the plan, and 2,438,689 votes abstained.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibits furnished pursuant to the requirements of Form 10-Q:

Number	Description

(10)	2002 Directors Restricted Stock Plan (incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement, filed with the Commission on October 22, 2002, File No. 001-10613).

(10.1)	First Amendment to Credit Agreement dated March 4, 2003.

(10.2)	Amendment to the Employment Agreement between Richard L. Dunn and Dycom Industries, Inc. effective as of January 28, 2003.

(11)	Statement re computation of per share earnings; All information required by Exhibit 11 is presented within Note 2 of the Company’s condensed consolidated financial statements in accordance with the provisions of SFAS No. 128.

(99.1)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(99.2)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

No reports of 8-K were filed on behalf of the Registrant during the quarter ended January 25, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYCOM INDUSTRIES, INC.

Registrant

Date: March 11, 2003	/s/ Steven E. Nielsen Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date: March 11, 2003	/s/ Richard L. Dunn Name: Richard L. Dunn Title: Senior Vice President and Chief Financial Officer

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

Date: March 11, 2003

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

Date: March 11, 2003

/s/ Richard L. Dunn

Richard L. Dunn

Senior Vice-President and Chief Financial Officer