Form 10-Q
period 2003-04-26
DYCOM INDUSTRIES INC
filed 2003-06-04
CIK 67215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 26, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number 0-5423

DYCOM INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Florida	59-1277135

(State of incorporation)	(IRS Employer Identification No.)

4440 PGA Boulevard, Suite 500 Palm Beach Gardens, Florida	33410

(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $0.33 1/3 per share	Outstanding as of May 30, 2003 47,873,320

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
Certification of C.E.O.
Certification of CFO

DYCOM INDUSTRIES, INC.

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - April 26, 2003 and July 27, 2002	3

	Condensed Consolidated Statements of Operations for the Three Months Ended April 26, 2003 and April 27, 2002	4

	Condensed Consolidated Statements of Operations for the Nine Months Ended April 26, 2003 and April 27, 2002	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 26, 2003 and April 27, 2002	6-7

	Notes to Condensed Consolidated Financial Statements	8-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	30

SIGNATURES		31

CERTIFICATIONS		32-35

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 26,	July 27,
	2003	2002

ASSETS

CURRENT ASSETS:
Cash and equivalents	$118,031,804	$116,052,139
Accounts receivable, net	105,289,340	86,443,183
Costs and estimated earnings in excess of billings	30,985,814	33,349,021
Deferred tax assets, net	7,907,353	8,680,848
Inventories	2,766,329	5,643,275
Income tax receivable	7,297,181	460,093
Other current assets	7,599,337	6,107,688

Total current assets	279,877,158	256,736,247

PROPERTY AND EQUIPMENT, net	91,753,595	110,451,873

OTHER ASSETS:
Goodwill, net	106,615,836	106,615,836
Intangible assets, net	797,391	1,126,555
Accounts receivable, net	21,531,559	21,587,727
Deferred tax assets, net non-current	6,692,784	13,042,372
Other	9,036,125	4,992,743

Total other assets	144,673,695	147,365,233

TOTAL	$516,304,448	$514,553,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$25,706,240	$26,611,259
Notes payable	14,535	78,672
Billings in excess of costs and estimated earnings	1,107,871	354,061
Accrued self-insured claims	9,560,637	8,462,759
Customer advances	84,829	5,013,028
Other accrued liabilities	28,802,800	30,031,673

Total current liabilities	65,276,912	70,551,452

NOTES PAYABLE	23,263	29,698
ACCRUED SELF-INSURED CLAIMS	12,033,837	10,813,956
OTHER LIABILITIES	1,617,574	1,861,383

Total liabilities	78,951,586	83,256,489

COMMITMENTS AND CONTINGENCIES, Note 9

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 47,871,525 and 47,846,403 issued and outstanding, respectively	15,957,169	15,948,790
Additional paid-in capital	334,807,238	334,547,396
Retained earnings	86,588,455	80,800,678

Total stockholders’ equity	437,352,862	431,296,864

TOTAL	$516,304,448	$514,553,353

See notes to condensed consolidated financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended

	April 26,	April 27,
	2003	2002

REVENUES:
Contract revenues earned	$139,665,894	$169,751,754

EXPENSES:
Costs of earned revenues, excluding depreciation	109,265,873	127,018,704
General and administrative	17,771,918	20,018,899
Depreciation and amortization	8,885,456	10,207,899

Total	135,923,247	157,245,502

Interest income, net	345,808	505,394
Other income, net	645,824	578,216

INCOME BEFORE INCOME TAXES	4,734,279	13,589,862

PROVISION FOR INCOME TAXES:
Current	(7,114,149)	5,419,867
Deferred	9,064,269	457,703

Total	1,950,120	5,877,570

NET INCOME	$2,784,159	$7,712,292

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.06	$0.17

Diluted earnings per share	$0.06	$0.17

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE
Basic	47,871,508	46,472,492

Diluted	47,873,053	46,601,092

See notes to condensed consolidated financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended

	April 26,	April 27,
	2003	2002

REVENUES:
Contract revenues earned	$435,300,405	$475,848,662

EXPENSES:
Costs of earned revenues, excluding depreciation	344,203,995	363,963,332
General and administrative	53,495,604	51,361,823
Depreciation and amortization	30,175,506	27,929,732

Total	427,875,105	443,254,887

Interest income, net	990,863	2,111,011
Other income, net	2,349,093	1,373,051

INCOME BEFORE INCOME TAXES	10,765,256	36,077,837

PROVISION FOR INCOME TAXES:
Current	(2,145,610)	15,139,828
Deferred	7,123,090	192,055

Total	4,977,480	15,331,883

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	5,787,776	20,745,954

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF $12,116,700 INCOME TAX BENEFIT	—	(86,929,342)

NET INCOME (LOSS)	$5,787,776	$(66,183,388)

EARNINGS (LOSS) PER COMMON SHARE:
Basic earnings per share before cumulative effect of change in accounting principle	$0.12	$0.47
Cumulative effect of change in accounting principle	—	(1.97)

Basic earnings (loss) per share	$0.12	$(1.50)

Diluted earnings per share before cumulative effect of change in accounting principle	$0.12	$0.47
Cumulative effect of change in accounting principle	—	(1.97)

Diluted earnings (loss) per share	$0.12	$(1.50)

SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON SHARE
Basic	47,868,094	44,115,148

Diluted	47,871,173	44,236,812

See notes to condensed consolidated financial statements-unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended

	April 26,	April 27,
	2003	2002

Increase (Decrease) in Cash and Equivalents from:
OPERATING ACTIVITIES:
Net Income (Loss)	$5,787,776	$(66,183,388)
Adjustments to reconcile net cash provided by operating activities:
Cumulative effect of change in accounting principle, net	—	86,929,342
Depreciation and amortization	30,175,506	27,929,732
Provision for bad debts	655,102	954,663
Gain on disposal of assets	(1,600,789)	(750,913)
Deferred income taxes	7,123,090	192,055
Change in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in operating assets:
Accounts receivable, net	(19,445,091)	36,808,880
Unbilled revenues, net	3,117,017	6,230,771
Income tax receivable	(6,808,641)	—
Other current assets	1,385,298	2,606,934
Other assets	(4,043,382)	(804,784)
Increase (decrease) in operating liabilities:
Accounts payable	(905,019)	(9,169,258)
Customer advances	(4,928,199)	(2,225,275)
Accrued self-insured claims and other liabilities	845,077	(9,921,956)
Accrued income taxes	—	(2,144,512)

Net cash inflow from operating activities	11,357,745	70,452,291

INVESTING ACTIVITIES:
Capital expenditures	(14,297,449)	(9,718,929)
Proceeds from sale of assets	4,750,167	3,829,034
Acquisition expenditures, net of cash acquired	—	1,968,453

Net cash outflow from investing activities	(9,547,282)	(3,921,442)

FINANCING ACTIVITIES:
Principal payments on notes payable and bank lines-of-credit	(70,572)	(61,401,624)
Exercise of stock options	185,348	889,714
Acquisition of treasury stock	—	(1,150,407)
Other	54,426	—

Net cash inflow (outflow) from financing activities	169,202	(61,662,317)

NET CASH INFLOW FROM ALL ACTIVITIES	1,979,665	4,868,532

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	116,052,139	130,483,671

CASH AND EQUIVALENTS AT END OF PERIOD	$118,031,804	$135,352,203

See notes to condensed consolidated financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Nine Months Ended

	April 26,	April 27,
	2003	2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$203,963	$368,350
Income taxes	$5,482,438	$17,437,697

Property and equipment acquired and financed with:
Notes payable	$—	$147,459

Income tax benefit from stock options exercised	$28,447	$161,852

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. (“Dycom” or the “Company”) as of April 26, 2003 and July 27, 2002, and the related condensed consolidated statements of operations for the three and nine months ended April 26, 2003 and April 27, 2002, and the condensed consolidated statements of cash flows for the nine months ended April 26, 2003 and April 27, 2002 reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and nine months ended April 26, 2003 are not necessarily indicative of the results that may be expected for the entire year.

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

INVENTORIES — Inventories consist primarily of materials and supplies used in the Company’s business and are carried at the lower of cost (first-in, first-out) or market (net realizable value). No obsolescence reserve has been recorded in the periods presented.

PROPERTY AND EQUIPMENT — Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives range from: buildings—20-31 years; leasehold improvements—the term of the respective lease or the estimated useful life of the improvements, whichever is shorter; new vehicles—3-7 years; used vehicles—1-7 years; new equipment and machinery—2-10 years; used equipment and machinery—1-10 years; and furniture and fixtures—3-10 years. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

INTANGIBLE ASSETS — In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangibles Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 establishes new standards for goodwill acquired in a business combination, eliminates amortization of goodwill, and instead sets forth methods to periodically evaluate goodwill for impairment. The Company adopted SFAS No. 142 in the first quarter of 2002. In accordance with SFAS No. 142, the Company will conduct on at least an annual basis a review of its reporting units to determine whether their carrying value exceeds their fair market value. Should this be the case, a detailed analysis of the reporting unit’s assets and liabilities is performed to determine whether the goodwill is impaired. The Company performed a review of its reporting units as of July 29, 2001 and identified the following reporting units in which an impairment loss was recognized: Apex Digital, Inc.; Globe Communications, Inc.; Locating, Inc.; Point to Point Communications, Inc.; Tesinc, Inc.; Nichols Construction, Inc.; C-2 Utility Contractors, Inc.; and Lamberts’ Cable Splicing Co. The valuations performed as part of the analysis employed a combination of present value techniques to measure fair value corroborated by comparisons to estimated market multiples. Third party specialists were engaged to assist in the valuations. As a result, the Company recorded a non-cash impairment charge of $99.0 million ($86.9 million after tax) as of the first quarter of fiscal 2002. The impairment charge was recorded as a cumulative effect of a change in accounting principles in our consolidated statement of operations for fiscal 2002. The subsidiaries with respect to which the Company recorded the impairment charge referred to above contributed 24.7% of the Company’s contract revenues during fiscal 2002 and 23.0% during the nine months ended April 26, 2003. During 2002 and continuing into 2003 the Company has aligned costs at these subsidiaries to better match the level of activity being experienced in the current economy. There can be no assurance that such measures taken will prevent additional write-downs of goodwill from being recorded based on the results of the Company’s annual test for impairment as required by SFAS No. 142. Impairment losses subsequent to adoption are required to be reflected in operating income or loss in the consolidated statements of operations.

SFAS No. 142 requires the Company to conduct a valuation when an event occurs that would indicate that the goodwill of a reporting unit might be impaired. Because Adelphia Communications Corporation filed for bankruptcy protection in fiscal 2002 and was a significant customer of several reporting units, the Company conducted a review for goodwill impairment at those units. As a consequence, the Company recorded an impairment charge of $45.1 million during the fourth quarter 2002.

In the fourth quarter of fiscal 2002, the annual valuation required by SFAS No. 142 resulted in an impairment charge at the Company’s Point to Point Communications, Inc. (“PTP”) reporting unit of $2.5 million. This impairment was primarily the result of PTP’s loss of business associated with WorldCom Inc. (“WorldCom”).

The Company also recorded an impairment charge of $0.3 million in the fourth quarter 2002 related to the write-down of backlog included with other intangible assets.

Information regarding the Company’s other intangible assets is as follows:

	Weighted
	Average Life
	In Years	April 26, 2003	July 27, 2002

Carrying amount:
Licenses	5	$51,030	$51,030
Covenants not to compete	7	450,843	450,843
Backlog *	4	1,236,154	1,236,154

		1,738,027	1,738,027
Accumulated amortization:
Licenses		33,050	25,441
Covenants not to compete		314,427	267,630
Backlog		593,159	318,401

		940,636	611,472

Net		$797,391	$1,126,555

*	Resulting from Arguss acquisition

Amortization expense was $67,769 and $304,083 for the three months ended April 26, 2003 and April 27, 2002, respectively, and $329,162 and $340,549 for the nine months ended April 26, 2003 and April 27, 2002, respectively. Estimated amortization expense for fiscal 2003 and each of the four succeeding fiscal years is as follows:

Fiscal year ending July:	Amount:
2003	$396,679
2004	$258,320
2005	$305,460
2006	$166,097
2007	$—

SELF-INSURED CLAIMS LIABILITY — The Company retains the risk, up to certain limits, for automobile and general liability, workers’ compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $12,075,442 and $10,624,755 at April 26, 2003 and July 27, 2002, respectively. The determination of such claims and expenses and the appropriateness of the related liability is periodically reviewed and updated. Because the Company retains these risks, up to certain limits, a change in experience or actuarial assumptions could nonetheless affect results of operations in a particular period.

CUSTOMER ADVANCES — Under the terms of certain contracts, the Company receives advances from customers that may be offset against the Company’s future billings. The Company has recorded these advances as liabilities and has not recognized any revenue for these advances.

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

STOCK OPTION PLANS – Under SFAS No. 123 and No. 148, companies are permitted to continue to apply APB No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company continues to apply APB No. 25 to its stock based compensation awards. The pro forma disclosures required by SFAS No. 148 are reflected below. No stock-based compensation cost is reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

	For the three months ended		For the nine months ended

	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002

Net income (loss), as reported	$2,784,159	$7,712,292	$5,787,776	$(66,183,388)

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects *	(1,018,861)	(1,616,925)	(3,517,784)	(5,200,989)

Pro forma net income (loss)	$1,765,298	$6,095,367	$2,269,992	$(71,384,377)

Earnings (loss) per share:

Basic — as reported	$0.06	$0.17	$0.12	$(1.50)

Basic — pro forma	$0.04	$0.13	$0.05	$(1.62)

Diluted — as reported	$0.06	$0.17	$0.12	$(1.50)

Diluted — pro forma	$0.04	$0.13	$0.05	$(1.61)

*	All awards refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994— that is, awards for which the fair value was required to be measured under Statement 123.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS — In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires certain financial instruments that could previously be accounted for by issuers as equity be classified as liabilities or, in some cases, assets. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Based on our current analysis, management does not believe SFAS No. 150 will have an impact on the financial results of the Company.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” was issued. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148’s transition provisions are effective for fiscal years ending after December 15, 2002 and management is in the process of evaluating their impact. The Company has adopted the interim disclosure provisions of SFAS No. 148.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. This statement requires the recording of costs associated with exit or disposal activities at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged. The Company has not had any exit or disposal activities that were initiated after December 31, 2002.

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements.

In November 2002, FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. This interpretation requires elaborating on the disclosures that must be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees or warranties that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this FIN are effective for financial statements issued after December 15, 2002 and its recognition requirements are applicable for guarantees issued or modified after December 31, 2002. There have been no new guarantees by the Company subsequent to December 15, 2002 and the Company does not have any material warranties.

In January 2003, FIN 46, “Consolidation of Variable Interest Entities” was issued with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 requires that a variable interest entity be consolidated by a company if that company is the primary beneficiary of the variable interest entity. Primary beneficiary means the company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also sets forth disclosure requirements for those variable interest entities to which the company is not the primary beneficiary and therefore would not be consolidated. Dycom does not have any variable interest entities.

2. COMPUTATION OF PER SHARE EARNINGS

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computation as required by SFAS No. 128.

	For the Three Months Ended

	April 26,	April 27,
	2003	2002

Net income available to common stockholders (numerator)	$2,784,159	$7,712,292

Weighted-average number of common shares (denominator)	47,871,508	46,472,492

Basic earnings per common share	$0.06	$0.17

Weighted-average number of common shares	47,871,508	46,472,492
Potential common stock arising from stock options	1,545	128,600

Total shares — diluted (denominator)	47,873,053	46,601,092

Diluted earnings per common share	$0.06	$0.17

	For the Nine Months Ended

	April 26,	April 27,
	2003	2002

Income before cumulative effect of change in accounting principle available to common stockholders (numerator)	$5,787,776	$20,745,954
Cumulative effect of change in accounting principle, net of $12,116,700 income tax benefit	—	(86,929,342)

Net income (loss)	$5,787,776	$(66,183,388)

Weighted-average number of common shares (denominator)	47,868,094	44,115,148

Basic earnings per common share before cumulative effect of change in accounting principle	$0.12	$0.47
Cumulative effect of change in accounting principle	—	(1.97)

Basic earnings (loss) per common share	$0.12	$(1.50)

Weighted-average number of common shares	47,868,094	44,115,148
Potential common stock arising from stock options	3,079	121,664

Total shares — diluted (denominator)	47,871,173	44,236,812

Diluted earnings per common share before cumulative effect of change in accounting principle	$0.12	$0.47
Cumulative effect of change in accounting principle	—	(1.97)

Diluted earnings (loss) per common share	$0.12	$(1.50)

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

The following unaudited pro forma summaries present the Company’s consolidated results of operations as if the foregoing acquisition had occurred on July 29, 2001:

	For the Three	For the Nine
	Months Ended	Months Ended
	April 27, 2002	April 27, 2002

Total revenues	$176,761,695	$570,852,934
Income before income taxes	9,405,964	33,678,227
Income before cumulative effect of change in accounting principle	5,201,954	19,306,188
Cumulative effect of change in accounting principle	—	(86,929,342)
Net income (loss)	5,201,954	(67,623,154)

Earnings (loss) per share:
Basic	$0.11	$(1.42)
Diluted	$0.11	$(1.41)

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	April 26,	July 27,
	2003	2002

Contract billings	$98,452,596	$78,504,554
Retainage	10,556,309	11,719,587
Other receivables	690,331	1,045,166

Total	109,699,236	91,269,307
Less allowance for doubtful accounts	4,409,896	4,826,124

Accounts receivable, net	$105,289,340	$86,443,183

For the periods indicated, the allowance for doubtful accounts changed as follows:

	For the Three Months Ended

	April 26,	April 27,
	2003	2002

Allowance for doubtful accounts at 01/25/2003 and 01/26/2002, respectively	$4,486,148	$2,403,778
Allowance for doubtful account balances from acquisitions	—	2,814,763
Additions charged to bad debt expense	338,932	1,247,854
Amounts reclassed to non-current accounts receivable	(320,287)	—
Amounts charged against the allowance, net of recoveries	(94,897)	(803,407)

Allowance for doubtful accounts	$4,409,896	$5,662,988

	For the Nine Months Ended

	April 26,	April 27,
	2003	2002

Allowance for doubtful accounts at 7/27/2002 and 7/28/2001, respectively	$4,826,124	$2,885,745
Allowance for doubtful account balances from acquisitions	—	2,814,763
Additions charged to bad debt expense	655,102	954,663
Amounts reclassed to non-current accounts receivable	(320,287)	—
Amounts charged against the allowance, net of recoveries	(751,043)	(992,183)

Allowance for doubtful accounts	$4,409,896	$5,662,988

As of April 26, 2003, the Company expected to collect all of its retainage balances within twelve months.

Accounts receivable, net classified as non-current, consist of pre-petition trade receivables due from Adelphia Communications Corporation (“Adelphia”) of $21,531,559. Amounts reclassified to non-current trade receivables represent pre-petition Adelphia receivables. Adelphia filed for bankruptcy protection in the fourth quarter of fiscal 2002.

5. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

	April 26,	July 27,
	2003	2002

Costs incurred on contracts in progress	$28,277,010	$32,761,756
Estimated to date earnings	6,491,964	9,466,019

Total costs and estimated earnings	34,768,974	42,227,775
Less billings to date	4,891,031	9,232,815

	$29,877,943	$32,994,960

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$30,985,814	$33,349,021
Billings in excess of costs and estimated earnings	1,107,871	354,061

	$29,877,943	$32,994,960

As stated in Note 1, the Company performs services under unit based and non-unit based contracts. The amounts presented above aggregate the effects of these types of contracts.

6. PROPERTY AND EQUIPMENT

The accompanying consolidated balance sheets include the following property and equipment:

	April 26,	July 27,
	2003	2002

Land	$5,267,572	$5,267,572
Buildings	10,746,464	10,688,246
Leasehold improvements	1,477,673	1,496,466
Vehicles	120,955,764	127,645,455
Furniture and fixtures	17,176,621	16,070,328
Equipment and machinery	87,956,197	86,415,801

Total	243,580,291	247,583,868
Less accumulated depreciation	151,826,696	137,131,995

Property and equipment, net	$91,753,595	$110,451,873

Maintenance and repairs of property and equipment amounted to $2,420,403 and $2,498,064 for the three months ended April 26, 2003 and April 27, 2002, respectively. Maintenance and repairs of property and equipment amounted to $7,580,452 and $6,729,997 for the nine months ended April 26, 2003 and April 27, 2002, respectively.

7. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	April 26,	July 27,
	2003	2002

Accrued payroll and related taxes	$9,894,095	$9,737,919
Accrued employee bonus and benefit costs	4,767,543	8,198,014
Accrued construction costs	4,017,487	2,701,924
Other	10,123,675	9,393,816

Accrued liabilities	$28,802,800	$30,031,673

8. NOTES PAYABLE

Notes payable are summarized as follows:

	April 26,	July 27,
	2003	2002

Equipment loans	$37,798	$108,370
Less current portion	14,535	78,672

Notes payable — non-current	$23,263	$29,698

During fiscal 2002, the Company entered into a new three-year $200 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks that replaced the Company’s prior credit agreement. The Credit Agreement provides the Company with a commitment of $200 million for a three-year period and includes a $40 million sublimit for the issuance of letters of credit.

Under the most restrictive covenants of the Credit Agreement, as of April 26, 2003, based on a multiple of EBITDA (as defined in the Credit Agreement), the available borrowing capacity is approximately $84.3 million. As of April 26, 2003, the Company had $24.3 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are all issued to insurance companies as part of the Company’s self-insurance program.

The Credit Agreement requires that the Company maintain certain financial covenants and conditions, including restricting its ability to encumber its assets or incur certain types of indebtedness and maintaining a leverage ratio of not greater than 2.25:1.00, as measured at the end of each fiscal quarter. At April 26, 2003, the Company was in compliance with all financial covenants and conditions under the Credit Agreement.

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

9. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries have operating leases covering office facilities, vehicles, and equipment that have noncancelable terms in excess of one year. Certain of these leases contain renewal provisions and generally require the Company to pay insurance, maintenance, and other operating expenses. The future minimum obligations under these leases during each fiscal year through fiscal 2007 and thereafter are:

2003	2004	2005	2006	2007	Thereafter	Total

$1,701,388	$5,694,904	$2,495,064	$1,265,616	$571,127	$248,379	$11,976,478

The Company leases administrative offices from entities related to officers of certain of its subsidiaries. The future minimum lease commitments under these arrangements during each fiscal year through fiscal 2007 and thereafter are:

2003	2004	2005	2006	2007	Thereafter	Total

$437,286	$1,035,568	$360,126	$219,095	$87,405	$78,400	$2,217,880

On September 10, 2001, as amended on November 9, 2001 and June 7, 2002, Williams Communications LLC (“Williams”) filed suit against one of the Company’s subsidiaries, Niels Fugal Sons Company (“NFS”), in the United States District Court of the Northern District of Oklahoma for claims that include breach of contract with respect to fiber-optic cable installation projects that NFS had constructed for Williams. On May 19, 2003, NFS entered into a Settlement Agreement with Williams and certain other parties pursuant to which this lawsuit was dismissed and all related claims were released. The terms of the settlement of this lawsuit had no material effect on the Company’s financial statements.

In the normal course of business, certain of the Company’s subsidiaries have pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims or proceedings will have a material effect on the Company’s consolidated financial statements.

In the normal course of business, the Company enters into employment agreements with certain members of its executive management. It is the opinion of the Company’s management, based on information available at this time, that these agreements will not have a material effect on the Company’s consolidated financial statements.

10. CAPITAL STOCK

On February 24, 2003, the Board of Directors authorized the repurchase of up to $25 million worth of the Company’s common stock over an eighteen-month period. Any such repurchases will be made in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of common stock, and the plan may be suspended at any time. Pursuant to Florida law, any shares repurchased will be added to the Company’s authorized, unissued shares and are available for future issue. No shares have been repurchased under this program as of June 3, 2003.

On November 26, 2002, the shareholders of the Company approved the 2002 Directors Restricted Stock Plan wherein non-employee directors must elect to receive a minimum percentage of their annual fees in restricted shares of the Company’s common stock. The Company has reserved 100,000 shares of its common stock for issuance under the plan. The number of restricted shares of the Company’s common stock to be granted is based on the fair market value of a share of common stock on the date such fees are payable. As of April 26, 2003, 2,271 shares had been issued under this plan at an average market price of $13.36 per share.

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

11. SEGMENT INFORMATION

The Company operates in one reportable segment as a specialty contractor. The Company provides engineering, placement and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers, and cable television multiple system operators. Additionally, the Company provides similar services related to the installation of integrated voice, data, and video local and wide area networks within office buildings and similar structures and also provides underground locating services to various utilities and provides construction and maintenance services to electrical utilities and others. Each of these services is provided by the Company’s various subsidiaries, which provide management with monthly financial statements. All of the Company’s subsidiaries have been aggregated into one reporting segment due to their similar customer bases, products and production methods, and distribution methods. The following table presents information regarding annual contract revenues by type of customer:

	For the Three Months Ended

	April 26,	April 27,
	2003	2002

Telecommunications	$123,208,004	$152,593,824
Utility line locating	12,455,431	14,145,894
Electrical utilities and others	4,002,459	3,012,036

Total contract revenues	$139,665,894	$169,751,754

	For the Nine Months Ended

	April 26,	April 27,
	2003	2002

Telecommunications	$384,123,973	$426,897,720
Utility line locating	39,290,855	39,386,742
Electrical utilities and others	11,885,577	9,564,200

Total contract revenues	$435,300,405	$475,848,662

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of specialty contracting services, including engineering, construction, installation and maintenance services, to telecommunications providers throughout the United States. We also provide underground locating services to various utilities and maintenance and construction services to electrical utilities and others. For the nine months ended April 26, 2003, specialty contracting services related to the telecommunications industry, underground utility locating and construction and maintenance to electrical utilities and others contributed approximately 88.3%, 9.0% and 2.7%, respectively, to our total contract revenues.

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

We provide a significant portion of our services pursuant to multi-year master service agreements. Under master service agreements, we generally agree to provide for a period of one or more years, generally on an exclusive basis, a customer’s specified service requirements within a given geographical area. Master service agreements generally provide that we will furnish a specified unit of service for a specified unit price (e.g., fiber optic cable will be installed underground for a specified rate of dollars per foot). A customer may generally terminate these agreements for convenience with at least 90 days prior written notice. Master service agreements are usually awarded on a competitive bid basis but in some cases are extended by negotiation rather than re-bid. We are currently a party to approximately 57 master service agreements.

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

Contract revenues from multi-year master service agreements represented 42.1% and 46.8% of total contract revenues for the nine months ended April 26, 2003 and April 27, 2002, respectively, and contract revenues from long-term contracts, including multi-year master service agreements, represented 78.9% and 84.1% of total contract revenues, respectively.

We recognize revenue on unit based contracts as the unit is completed. Revenue on non-unit based contracts is recognized under the percentage-of-completion method based primarily on the ratio of contract costs incurred to date to total estimated contract costs. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

We derive a significant amount of our revenue from telecommunications companies. Beginning in the latter part of calendar year 2000 and continuing throughout fiscal 2002 and into fiscal 2003, certain segments of the telecommunications industry suffered a severe downturn that has resulted in a number of our customers experiencing financial difficulties. Several of our customers have filed for bankruptcy protection, including Adelphia Communications Corporation (“Adelphia”) and WorldCom, Inc. (“WorldCom”). At April 26, 2003, we had pre-petition outstanding receivables from Adelphia of approximately $21.5 million.

The downturn in the telecommunications industry has adversely affected capital expenditures for infrastructure projects even among customers that are not experiencing financial difficulties. Generally, capital expenditures by telecommunications customers during the remainder of fiscal 2003, with the exception of one of the Company’s significant customers that is engaged in a major upgrade project, are expected to remain at low levels in comparison with prior years, and there can be no assurance that additional customers will not file for bankruptcy protection or otherwise experience severe financial difficulties in fiscal 2003. Additional bankruptcies of companies in the telecommunications sector or further decreases in our customer’s capital expenditures could reduce our cash flows and adversely impact our liquidity.

A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total contract revenue received from customers contributing at least 5% of our total contract revenue for the three month period and the nine month period ending either April 26, 2003 or April 27, 2002:

	For the Three Months Ended

	April 26,	April 27,
	2003	2002

Comcast Corporation *	40.6%	15.5%
BellSouth	13.8%	16.7%
Sprint	6.4%	4.3%
Qwest	6.0%	3.8%
Adelphia	4.8%	18.5%
DIRECTV	2.9%	6.9%
Charter	1.5%	6.7%

	For the Nine Months Ended

	April 26,	April 27,
	2003	2002

Comcast Corporation *	30.8%	18.6%
BellSouth	12.7%	16.5%
DIRECTV	6.9%	5.9%
Sprint	6.0%	4.2%
Qwest	5.6%	5.0%
Adelphia	4.4%	13.4%
Charter	3.8%	5.3%

*	Revenues have been combined to reflect the acquisition of AT&T Broadband by Comcast.

In August 2002, in accordance with our contractual rights, DIRECTV was notified that we would cease to perform services for them as of March 1, 2003. We have since reached an agreement with DIRECTV to continue providing service primarily in one of their major markets. We anticipate our continuing revenues from DIRECTV will be reduced by up to 75% as a consequence of this change.

Cost of earned revenues includes all direct costs of providing services under our contracts, including all costs of construction personnel, subcontractor costs, all costs associated with operation of equipment (excluding depreciation), insurance and materials not supplied by the customer. Generally the customer provides the materials that are to be used for its job. Because we retain the risk for automobile and general liability, worker’s compensation, and employee group health claims subject to certain limits, a change in experience or actuarial assumptions could materially affect results of operations in a particular period.

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

Estimation of the Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record an increase in the allowance for doubtful accounts when it is probable that the receivable has been impaired at the date of the financial statements and the loss can be reasonably estimated. Any increase in the allowance account has a corresponding negative effect on our results of operations. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period they become known. Management analyzes accounts receivable and historical bad debts, customer creditworthiness and current economic trends and considers changes in customer payment terms and other factors when evaluating the adequacy of the allowance for doubtful accounts. Should any of these factors change, the estimate made by management may also change, which could affect the level of our future provision for doubtful accounts.

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

The method of calculating the estimated accrued liability for automobile, general liability and workers’ compensation and employee group health claims is subject to inherent uncertainty. If actual results are less favorable than what we use to calculate the accrued liability, we would have to record expenses in excess of what we have already accrued.

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

Accounting for Income Taxes. We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We have not recorded any valuation allowances as of April 26, 2003 because management believes that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary differences in basis reverse over time. Our judgments and tax strategies are subject to audit by various taxing authorities. While the Company believes it has provided adequately for its income tax liabilities in its consolidated financial statements, adverse determinations by taxing authorities could have a material adverse effect on our consolidated financial condition and results of operations.

Contingencies and Litigation. On September 10, 2001, as amended on November 9, 2001 and June 7, 2002, Williams Communications LLC (“Williams”) filed suit against one of the Company’s subsidiaries, Niels Fugal Sons Company (“NFS”), in the United States District Court of the Northern District of Oklahoma for claims that included breach of contract with respect to fiber-optic-cable installation projects that NFS has constructed for Williams. On May 19, 2003, NFS entered into a Settlement Agreement with Williams and certain other parties pursuant to which this lawsuit was dismissed and all related claims were released. The terms of the settlement of this lawsuit had no material effect on the Company’s financial statements.

We are currently involved in certain other legal proceedings. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. Where there is a range of loss, we record the minimum estimated liability related to those claims. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions of our estimates of the potential liability could materially impact our results of operations. If the final outcome of such litigation and contingencies differs adversely from that currently expected, it would result in a charge to earnings when determined.

Results of Operations

The following table sets forth, as a percentage of contract revenues earned, certain items in our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended

	April 26, 2003		April 27, 2002

		(dollars in millions)
Revenues:
Contract revenues earned	$139.7	100.0%	$169.8	100.0%

Expenses:
Cost of earned revenues, excluding depreciation	109.3	78.2	127.0	74.8
General and administrative	17.7	12.7	20.0	11.8
Depreciation and amortization	8.9	6.4	10.2	6.0

Total expenses	135.9	97.3	157.2	92.6

Interest income, net	0.3	0.2	0.5	0.3
Other income, net	0.6	0.5	0.5	0.3

Income before income taxes	4.7	3.4	13.6	8.0

Provision for income taxes	1.9	1.4	5.9	3.5

Net income	$2.8	2.0%	$7.7	4.5%

	For the Nine Months Ended

	April 26, 2003		April 27, 2002

		(dollars in millions)
Revenues:
Contract revenues earned	$435.3	100.0%	$475.8	100.0%

Expenses:
Cost of earned revenues, excluding depreciation	344.2	79.1	364.0	76.5
General and administrative	53.5	12.3	51.4	10.8
Depreciation and amortization	30.2	6.9	27.9	5.9

Total expenses	427.9	98.3	443.3	93.2

Interest income, net	1.0	0.2	2.1	0.4
Other income, net	2.4	0.5	1.4	0.3

Income before income taxes	10.8	2.4	36.0	7.5

Provision for income taxes	5.0	1.1	15.3	3.2

Income before cumulative effect of change in accounting principle	5.8	1.3	20.7	4.3

Cumulative effect of change in accounting principle, net of $12.1 income tax benefit	—	—	(86.9)	(18.3)

Net income (loss)	$5.8	1.3%	$(66.2)	(14.0)%

Revenues. Contract revenues decreased $30.1 million, or 17.7%, to $139.7 million in the quarter ending April 26, 2003 from $169.8 million in the quarter ended April 27, 2002. Of this decrease, $29.4 million was attributable to a decline in demand for specialty contracting services provided to telecommunications companies, and $1.7 million was attributable to a decline in underground utility locating services provided to various utilities. These decreases were offset in part by an increase of $1.0 million attributable to construction and maintenance services provided to electrical utilities and others. Arguss, acquired in February 2002, contributed $27.9 million of contract revenues during the quarter ended April 26, 2003, and $26.5 million during the quarter ended April 27, 2002, primarily in contract revenues from telecommunications services. Excluding revenues attributable to Arguss in both periods, our total contract revenues for the current quarter would have been $111.8 million compared to $143.3 million for the same period last year, a decline of 22.0% from the quarter ended April 27, 2002.

During the quarter ended April 26, 2003, we recognized $123.2 million of contract revenues, or 88.2% of our total contract revenues from telecommunications services as compared to $152.6 million, or 89.9% of total contract revenues, for the quarter ended April 27, 2002. The decrease in our telecommunications service revenues is attributable to lower revenues, primarily from telecommunication and cable customers, due in part to the continued decrease in capital spending by our customers, bankruptcies of certain customers, and the overall continued downturn in the economy. Arguss contributed $26.4 million of contract revenues from telecommunications services during the quarter ended April 26, 2003 and $26.5 million for the same period last year. Excluding Arguss in both periods, contract revenues from telecommunications services for the current quarter would have been $96.8 million compared to $126.1 million for the same period last year.

We recognized contract revenues of $12.5 million, or 8.9% of our total contract revenues, from underground utility locating services in the quarter ended April 26, 2003 as compared to $14.1 million, or 8.3%, in the quarter ended April 27, 2002. Arguss had no underground utility locating services revenues in either period. We recognized contract revenues of $4.0 million, or 2.9% of our total contract revenues, from construction and maintenance services provided to electrical utilities and others in the quarter ended April 26, 2003 as compared to $3.0 million, or 1.8%, in the quarter ended April 27, 2002. Arguss contributed $1.5 million of contract revenues from construction and maintenance services during the quarter ended April 26, 2003 and had no such revenues for the same period last year. Excluding Arguss, contract revenues from construction and maintenance services for the current quarter would have been $2.5 million.

Contract revenues from multi-year master service agreements and other long-term agreements represented 82.4% of total contract revenues in the quarter ended April 26, 2003 as compared to 82.7% in the quarter ended April 27, 2002. Contract revenues from multi-year master service agreements represented 40.7% of total contract revenues in the quarter ended April 26, 2003 as compared to 43.4% in the quarter ended April 27, 2002.

Contract revenues decreased $40.5 million, or 8.5% to $435.3 million in the nine months ending April 26, 2003 from $475.8 million in the nine months ended April 27, 2002. Of this decrease, $42.8 million was attributable to a decline in demand for specialty contracting services provided to telecommunications companies offset by an increase of $2.3 million attributable to construction and maintenance services provided to electrical utilities and others. Underground utility locating services revenues for the nine months ended April 27, 2003 remained relatively flat. Arguss contributed $93.0 million of contract revenues during the nine months ending April 26, 2003 and $26.5 million for the same period last year (Arguss was acquired in February 2002), primarily in contract revenues from telecommunications services. Excluding revenues attributable to Arguss in both periods, our total contract revenues for the nine months ended April 26, 2003 would have been $342.3 million compared to $449.3 million for the same period last year, a decline of 23.8% from the nine months ending April 27, 2002.

During the nine months ended April 26, 2003, the Company recognized $384.1 million of contract revenues from telecommunications services as compared to $426.9 million for the nine months ended April 27, 2002. The decrease in our telecommunications service revenues is attributable to those factors mentioned above with respect to the quarterly period ended April 26, 2003. Arguss contributed $89.7 million of contract revenues from telecommunications services during the nine months ended April 26, 2003 and $26.5 million for the same period last year. Excluding Arguss in both periods, contract revenues from telecommunications services for the nine months ended April 26, 2003 would have been $294.4 million compared to $400.4 million for the same period last year.

We recognized contract revenues of $39.3 million, or 9.0% of our total contract revenues, from underground utility locating services for the nine months ended April 26, 2003 as compared to $39.4 million, or 8.3%, for the nine months ended April 27, 2002. Arguss had no underground utility locating services revenues in either period. We recognized contract revenues of $11.9 million, or 2.7% of our total contract revenues, from construction and maintenance services provided to electrical utilities and others for the nine months ended April 26, 2003 as compared to $9.5 million, or 2.0%, for the nine months ended April 27, 2002. Arguss contributed $3.3 million of contract revenues from construction and maintenance services during the nine months April 26, 2003 and had no such revenues for the same period last year. Excluding Arguss, contract revenues from construction and maintenance services for the nine months ended would have been $8.6 million.

Contract revenues from multi-year master service agreements and other long-term agreements represented 78.9% of total contract revenues in the nine months ended April 26, 2003 as compared to 84.1% in the nine months ended April 27, 2002. Contract revenues from multi-year master service agreements represented 42.1% of total contract revenues in the nine months ending April 26, 2003 as compared to 46.8% in the nine months ending April 27, 2002.

Costs of Earned Revenues. Costs of earned revenues decreased $17.7 million to $109.3 million in the quarter ended April 26, 2003 from $127.0 million in the quarter ended April 27, 2002 and increased as a percentage of contract revenues 3.4% to 78.2% from 74.8%. The primary components of this percentage increase were subcontractor costs of 1.8%, insurance costs of 1.1%, payroll taxes of 1.1% and equipment costs of 0.7%, partially offset by a decrease in direct and other labor costs of 0.9%. Subcontractor costs rose on a percentage basis as the mix of business shifted toward operating units that utilize more subcontract labor. In the quarter ended April 27, 2002, the Company reached a settlement agreement with the IRS with respect to a federal employment tax audit. As a result of the settlement, the Company’s reserve for payroll taxes was adjusted downward resulting in a reduction of payroll tax expense for the quarter ended April 27, 2002 in the amount of approximately $1.5 million. This adjustment had the effect of reducing costs of earned revenues from 75.7% to 74.8% in the quarter ended April 27, 2002. Insurance costs have trended up as a consequence of higher premiums and losses associated with our casualty and health insurance programs. Equipment costs have increased primarily due to increases in fuel costs.

Costs of earned revenues decreased $19.8 million to $344.2 million in the nine months ended April 26, 2003 from $364.0 million in the quarter ended April 27, 2002 and increased as a percentage of contract revenues 2.6% to 79.1% from 76.5%. The primary components of this percentage increase were direct material costs of 1.8%, insurance costs of 0.9%, and equipment costs of 0.6%, partially offset by a decrease in subcontractor costs of 0.6%. The percentage increase in direct material costs was associated with a bulk sale of inventory to a customer. Insurance costs have trended up as a consequence of higher premiums and losses associated with our casualty and health insurance programs. Equipment costs have increased primarily due to increases in fuel costs.

General and Administrative Expenses. General and administrative expenses decreased $2.3 million, or 11.2%, to $17.7 million in the quarter ended April 26, 2003 from $20.0 million in the quarter ended April 27, 2002. The decrease in general and administrative expenses for the quarter ended April 26, 2003, as compared to the quarter ended April 27, 2002, was primarily attributable to a decrease in salaries and bonuses of $1.7 million, a decrease in bad debt expense of $0.9 million and a decrease in franchise taxes of $0.9 million, partially offset by an increase in professional fees of $1.5 million related to a review and reorganization of our corporate structure and increased legal expenses. As a result of the review of our corporate structure, we completed a reorganization of our subsidiaries during the quarter ended April 26, 2003. This restructuring was designed to make our corporate structure more efficient from an organizational and income tax standpoint. General and administrative expenses increased as a percentage of contract revenues to 12.7% in the quarter ended April 26, 2003 from 11.8% in the quarter ended April 27, 2002.

General and administrative expenses increased $2.1 million to $53.5 million in the nine months ended April 26, 2003 from $51.4 million in the nine months ended April 27, 2002. The increase in general and administrative expenses for the nine months ended April 26, 2003 as compared to the nine months ended April 27, 2002, was primarily attributable to increased overhead related to the Arguss acquisition and increases in professional fees of $3.3 million due to the reasons referred to in the preceding paragraph, partially offset by a decrease in bonuses of $2.3 million. General and administrative expenses increased as a percentage of contract revenues to 12.3% in the quarter ended April 26, 2003 from 10.8% in the quarter ended April 27, 2002.

Depreciation and Amortization. Depreciation and amortization decreased $1.3 million to $8.9 million in the quarter ending April 26, 2003 as compared to $10.2 million in the quarter ended April 27, 2002, but increased as a percentage of contract revenues to 6.4% from 6.0%. The decrease for the three months ended April 26, 2003 reflects the effects of reduced levels of capital expenditures for the past two years and of disposals of fixed assets. Depreciation and amortization increased $2.3 million to $30.2 million in the nine months ended April 26, 2003, as compared to $27.9 million in the nine months ended April 27, 2002, and increased as a percentage of contract revenues to 6.9% from 5.9%. The increase in the nine months ended April 26, 2003 was a result of increased depreciation and amortization associated with assets acquired in the Arguss acquisition, partially offset by the same effects mentioned above.

Interest Income, Net. Interest income, net decreased to $0.3 million in the quarter ended April 26, 2003 from $0.5 million in the quarter ended April 27, 2002. Interest income, net decreased $1.1 million to $1.0 million in the nine months ended April 26, 2003 from $2.1 million in the nine months ended April 27, 2002. This decrease in both the quarter and the nine months ended April 26, 2003 was due primarily to a decrease in cash and cash equivalents as a result of the repayment of Arguss’ $58.0 million indebtedness subsequent to its acquisition as well as to lower interest rates during fiscal 2003.

Other Income, Net. Other income, net increased to $0.6 million in the quarter ended April 26, 2003 from $0.5 million in the quarter ended April 27, 2002. Other income, net increased $1.0 million to $2.4 million in the nine months ended April 26, 2003 from $1.4 million in the nine months ended April 27, 2002. The increase in both the quarter and nine moths ended April 26, 2003 is primarily due to gains from the sale of idle assets.

Income Taxes. The provision for income taxes was $1.9 million for the three months ended April 26, 2003 as compared to $5.9 million in the same period last year. Our effective tax rate was 41.2% for the three months ended April 26, 2003 as compared to 43.3% for the same period last year.

The provision for income taxes was $5.0 million for the nine months ended April 26, 2003 as compared to $15.3 million in the same period last year. Our effective tax rate was 46.2% for the nine months ended April 26, 2003 as compared to 42.5% for the same period last year. The impact of lower pretax income combined with permanent nondeductible expense items for tax purposes resulted in a higher effective tax rate for the nine months ended April 27, 2002.

Cumulative Effect of Change in Accounting Principle for SFAS No. 142. The adoption of SFAS No. 142 was a required change in accounting principal, and in accordance with SFAS No. 142, we conducted a review of our reporting units to determine whether their carrying value exceeded their fair market value. We engaged a third party specialist to assist in the valuation process and as a result of that valuation identified the following reporting units in which an impairment loss was recognized: Apex Digital, Inc.; Globe Communications, Inc.; Locating, Inc.; Point-to-Point Communications, Inc.; Tesinc, Inc.; Nichols Constructions, Inc.; C-2 Utility Contractors, Inc. and Lamberts’ Cable Splicing Co. As a result of the valuations, we recorded a non-cash impairment charge of $99.0 million ($86.9 million after tax) as of the beginning of the first quarter of fiscal 2002. The impairment loss has been recorded as a cumulative effect of change in accounting principles in our accompanying consolidated statement of operations for the nine months ended April 27, 2002. The subsidiaries with respect to which we recorded the impairment charge referred to above contributed 24.7% of our contract revenues during fiscal 2002 and 23.0% during the nine months ended April 26, 2003. During fiscal 2002 and continuing into fiscal 2003 we have aligned costs at these subsidiaries to better match the level of activity being experienced in the current economy. There can be no assurance that such measures taken will prevent additional write-downs of goodwill from being recorded based on the results of our annual test for impairment as required by SFAS No. 142.

Net Income (Loss). Net income was $2.8 million in the quarter ended April 26, 2003 as compared to a net income of $7.7 million in the quarter ended April 27, 2002.

Net income was $5.8 million for the nine months ended April 26, 2003 as compared to a net loss of $66.2 million for the nine months ended April 27, 2002.

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

Cash and cash equivalents totaled $118.0 million at April 26, 2003 compared to $116.1 million at July 27, 2002.

	Nine Months Ended (in millions)

	April 26, 2003	April 27, 2002

Net cash flows:
Provided by operations	$11.4	$70.5
Used in investment activites	$(9.5)	$(3.9)
Provided by (used in) financing activities	$0.02	$(61.7)

Cash from operating activities. For the nine months ended April 26, 2003, net cash provided from operating activities was $11.4 million compared to cash provided of $70.5 million for the nine months ended April 27, 2002. Net income, adjusted for non-cash items primarily consisting of depreciation, amortization, and provision for bad debts, was our main source of operating cash flow and was offset in part by changes in working capital items that used $19.5 million of operating cash flow during the nine months ended April 26, 2003. Primarily driving this working capital use is an increase in accounts receivable of $19.4 million. An increase in income tax receivable of $6.8 million due to our tax deduction related to the write-off of Adelphia and WorldCom long-term accounts receivables was offset by a decrease in non-current deferred tax assets of $7.1 million.

The changes in working capital included an increase in accounts receivable of $19.4 million, partially offset by a $3.1 million decrease in unbilled revenues, net. Additionally, other assets increased by $4.0 million, primarily as a result of a prepaid discount made to a customer related to a long-term contract and a decrease in customer advances of $4.9 million primarily due to the application of a customer advance to outstanding receivables.

Based on quarterly revenues, days sales outstanding was 68.6 days for the current quarter ended April 26, 2003 compared to 57.2 days for the quarter ended July 27, 2002, for current accounts receivable, net. The increase in accounts receivable days sales outstanding can primarily be attributed to an increase in the mix of customers with longer payment terms.

During the fourth quarter 2002, two of our major customers, Adelphia and WorldCom, filed for bankruptcy protection. At April 26, 2003, we had long-term accounts receivables of $21.5 million from Adelphia, representing the remaining balance of pre-petition receivables of $40.7 million less $19.2 million that was written off against a previously established allowance for doubtful accounts. WorldCom’s long-term accounts receivables were written-off entirely. Should any additional customers file for bankruptcy or experience financial difficulties, or if our efforts to recover outstanding receivables fail, we could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in our customer’s revenues or cash flows could affect our ability to collect amounts due from them.

Cash from investing activities. For the nine months ended April 26, 2003, net cash used in investing activities was $9.5 million as compared to $3.9 million for the nine months ended April 27, 2002. During the nine months ended April 26, 2003, cash used in investing activities was primarily for capital expenditures of $14.3 million compared to $9.7 million during the comparable period in the prior year, offset by proceeds from the sale of assets of $4.8 million and $3.8 million during the fiscal 2003 and 2002 periods, respectively.

Cash from financing activities. For the nine months ended April 26, 2003, net cash provided by financing activities was $0.2 million compared to net cash used in financing activities of $61.7 million for the nine months ended April 27, 2002. During the nine months ended April 27, 2002 we used $61.4 million to repay notes payable, with $58.0 million related to the repayment of indebtedness of Arguss subsequent to its acquisition and $1.2 million to repurchase common stock.

On June 3, 2002, we entered into a new $200 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides us with a commitment of $200 million for a three-year period and includes a sublimit of $40 million for the issuance of letters of credit. Under the most restrictive covenants of our Credit Agreement, as of April 26, 2003, the available borrowing capacity is approximately $84.3 million. As of April 26, 2003 we had no amounts outstanding under the Credit Agreement and $24.3 million of outstanding letters of credit. The outstanding letters of credit are all issued to our insurance companies as part of our self-insurance program.

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

The Credit Agreement requires that we maintain certain financial covenants and conditions, and restricts our ability to encumber our assets or incur certain types of indebtedness. We must maintain a leverage ratio of not greater than 2.25:1.00, as measured at the end of each fiscal quarter. At April 26, 2003, this leverage ratio, defined as consolidated funded debt including any outstanding letters of credit divided by consolidated EBITDA (as defined in the Credit Agreement), was 0.65%. At April 26, 2003, we were in compliance with all financial covenants and conditions under the Credit Agreement.

Certain subsidiaries have outstanding obligations under real estate leases and equipment and vehicle financing arrangements. The obligations are payable in monthly installments, expiring at various dates through November 2023.

Interest costs incurred on notes payable during the nine months ended April 26, 2003, all of which were expensed were $15,225.

The following table sets forth our contractual commitments for each of our fiscal years through 2007 and thereafter, including related party leases, as of April 26, 2003:

	2003	2004	2005	2006	2007	Thereafter	Total

Contractual Obligations:
Long-term debt	$14,535	$23,263	$—	$—	$—	$—	$37,798
Operating leases	2,138,674	6,730,472	2,855,190	1,484,711	658,532	326,779	14,194,358

Total	$2,153,209	$6,753,735	$2,855,190	$1,484,711	$658,532	$326,779	$14,232,156

	2003	2004	2005	2006	2007	Thereafter	Total

Other Commercial Commitments:
Credit Agreement	$—	$—	$—	$—	$—	$—	$—
Standby letters of credit	17,000,000	7,325,000	—	—	—	—	24,325,000

Total	$17,000,000	$7,325,000	$—	$—	$—	$—	$24,325,000

Related party transactions. We lease administrative offices from entities related to officers of certain of our subsidiaries.

Stock Repurchase Program. On February 24, 2003, the Board of Directors authorized the repurchase of up to $25 million worth of the Company’s common stock over an eighteen-month period. Any such repurchases will be made in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of common stock, and the plan may be suspended at any time. Pursuant to Florida law, any shares repurchased will be added to the Company’s authorized, unissued shares and are available for future issue. No shares have been repurchased under this program as of June 3, 2003.

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

Backlog. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts. Our backlog at April 26, 2003 and July 27, 2002 was $996.4 million and $795.1 million, respectively. We expect to complete approximately 47.6% of our current backlog during the next twelve months. In many instances our customers are not contractually committed to specific volumes of services under a contract. However, the customer is obligated to obtain these services from us if they are not performed by the customer’s employees. Additionally, we are committed to perform these services if requested by the customer. Many of these contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with customers and our experience in procurements of this nature. There can be no assurance, however, as to a customer’s requirements during a particular period or that such estimates at any point in time are accurate.

Special Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the Notes to Condensed Consolidated Financial Statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “forecast,” “project,” and similar expressions identify forward looking statements. Such statements may include, but may not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financial needs or plans and the availability of financing, and plans relating to our services including backlog, as well as assumptions relating to the foregoing. These forward-looking statements are based on management’s current expectations, estimates and projections. Forward–looking statements are subject to risks and uncertainties that may cause actual results in the future to differ materially from the results projected or implied in any forward looking statements contained in this report. Such risks and uncertainties include: business and economic conditions in the telecommunications industry affecting our customers, continued deterioration in our customers’ financial condition, the adequacy of our reserves and allowances for doubtful accounts, whether the carrying value of our assets may be impaired, the anticipated outcome of contingent events, including litigation, liquidity needs and the availability of financing. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires certain financial instruments that could previously be accounted for by issuers as equity be classified as liabilities or, in some cases, assets. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Based on our current analysis, management does not believe SFAS No. 150 will have an impact on the financial results of the Company.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” was issued. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148’s transition provisions are effective for fiscal years ending after December 15, 2002 and management is in the process of evaluating their impact. The Company has adopted the interim disclosure provisions of SFAS No. 148.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. This statement requires the recording of costs associated with exit or disposal activities at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged. The Company has not had any exit or disposal activities that were initiated after December 31, 2002.

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements.

In November 2002, FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. This interpretation requires elaborating on the disclosures that must be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees or warranties that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this FIN are effective for financial statements issued after December 15, 2002 and its recognition requirements are applicable for guarantees issued or modified after December 31, 2002. There have been no new guarantees by the Company subsequent to December 15, 2002 and the Company does not have any material warranties.

In January 2003, FIN 46, “Consolidation of Variable Interest Entities” was issued with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 requires that a variable interest entity be consolidated by a company if that company is the primary beneficiary of the variable interest entity. Primary beneficiary means the company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also sets forth disclosure requirements for those variable interest entities to which the company is not the primary beneficiary and therefore would not be consolidated. Dycom does not have any variable interest entities.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provision of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments” in determining our market risk. We had no significant holdings of derivative financial or commodity instruments at April 26, 2003. A review of our other financial instruments and risk exposures at that date revealed we had exposure to interest rate risk. At April 26, 2003, we performed sensitivity analyses to assess the potential effect of this risk and concluded that reasonably possible near-term changes in interest rates should not materially affect our financial position, results of operations or cash flows.

Item 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14((c) and 15d-1(c) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports. There have been no significant changes in the Company’s internal controls, or in factors that could significantly affect these internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

(b) Reports on Form 8-K

The following reports on Form 8-K were filed on behalf of the Registrant during the quarter ended April 26, 2003:

     (i)  Press release announcing earnings for the second quarter of 2003 and guidance for the remainder of fiscal 2003.

Item Reported: 9

Date Filed: February 25, 2003

     (ii)  Press release announcing stock repurchase program.

Item Reported: 9

Date Filed: February 25, 2003

     (iii)  Press release with respect to second quarter expectations and scheduled conference call for February 13, 2003.

Item Reported: 9

Date Filed: February 13, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date: June 3, 2003	/s/ Steven E. Nielsen

Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date: June 3, 2003	/s/ Richard L. Dunn

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

Date: June 3, 2003

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

Date: June 3, 2003

/s/ Richard L. Dunn Richard L. Dunn Senior Vice-President and Chief Financial Officer