Form 10-K
period 2003-07-26
DYCOM INDUSTRIES INC
filed 2003-10-02
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 26, 2003
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

Registrant’s telephone number, including area code

(561) 627-7171

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.33 1/3 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑         No ☐

     The aggregate market value of the common stock, par value $0.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on January 24, 2003 was $624,703,526.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 26, 2003
Common Stock, $0.33 1/3	48,057,149

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement relating to the 2003 Annual Meeting of Shareholders, to be held on November 25, 2003 are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
17. Segment Information
18. Quarterly Financial Data (Unaudited)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EX-21.1 Subsidiaries of the Company
EX-23.1 Consent of Deloitte & Touche LLP
EX-31.1 CEO Certification Pursuant to Section 302
EX-31.2 CFO Certification Pursuant to Section 302
EX-32.1 CEO Certification Pursuant to Section 906
EX-32.2 CFO Certification Pursuant to Section 906

PART I

Item 1.     Business

Overview

      We are a leading provider of specialty contracting services, including engineering, construction, installation, and maintenance services to telecommunications providers throughout the United States. We provide a comprehensive range of telecommunications infrastructure services including the engineering, placement and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers and cable television multiple system operators. Additionally, we provide similar services related to the installation of integrated voice, data, and video local and wide area networks within buildings. We also provide underground locating services to various utilities and electrical and other construction and maintenance services to electric utilities and others. For the fiscal year ended July 26, 2003, specialty contracting services provided to the telecommunications industry, underground utility locating, and electrical utilities and other construction and maintenance contributed approximately 88.4%, 9.0%, and 2.6%, respectively, to our total contract revenues.

      Through our 31 wholly-owned subsidiaries, we have established relationships with many leading local exchange carriers, long distance providers, cable television multiple system operators and electric utilities. Our major customers include Comcast Cable Corporation (“Comcast”), BellSouth Corporation (“BellSouth”), Sprint Corporation (“Sprint”), DIRECTV, Inc. (“DIRECTV”), Qwest Communications, Inc. (“Qwest”), Adelphia Communications Corporation (“Adelphia”), Charter Communications, Inc. (“Charter”), and Alltel Corporation (“Alltel”). During fiscal 2003, approximately 81.4% of our total contract revenues came from multi-year master service agreements and other long-term agreements with large telecommunications providers and electric utilities.

Specialty Contracting Services

Telecommunications Services

      Engineering. We provide outside plant engineers and drafters to local exchange carriers and design aerial, underground and buried fiber optic and copper cable systems that extend from the telephone central office to the consumer’s home or business. The engineering services we provide to local exchange carriers include: the design of service area concept boxes, terminals, buried and aerial drops, transmission and central office equipment design and the proper administration of feeder and distribution cable pairs. For competitive access providers, we design building entrance laterals, fiber rings and conduit systems. We obtain rights of way and permits in support of engineering activities, and provide construction management and inspection personnel in conjunction with engineering services or on a stand-alone basis. Also, for cable television multiple system operators, we perform make ready studies, strand mapping, field walk out, computer-aided radio frequency design and drafting, and fiber cable routing and design.

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

Underground Utility Locating Services

      Under a variety of state laws, excavators, prior to excavating, are required to request from utility companies the location of their underground utilities such as telephone, cable television, power and gas. Utilities must respond to these requests from excavators to mark their underground and buried facilities within specified time periods. We provide these underground utility locating services.

Electrical Utilities and Other Construction and Maintenance Services

      We perform electrical and other construction and maintenance services for electric utilities and others. This construction is performed primarily as a stand-alone service, although at times it is performed in conjunction with other services we provide to telecommunications providers. These services include installing and maintaining electrical transmission and distribution lines, setting utility poles and stringing electrical lines, principally above ground. The work performed may involve high voltage splicing and, on occasion, the installation of underground high voltage distribution systems. Services for gas companies include maintenance and installation of underground natural gas transmission and distribution systems. We also repair and replace lines that are damaged or destroyed as a result of weather conditions.

Revenues by Type of Customer

      For the 2003, 2002 and 2001 fiscal years, the percentages of our total contract revenues derived from specialty contracting services related to the telecommunications industry, underground utility locating, and electrical utilities and other construction and maintenance were as set forth below:

	Year Ended

	July 26, 2003	July 27, 2002	July 28, 2001

Telecommunications	88%	89%	92%
Utility Line Locating	9	9	6
Electrical Utilities and Other Construction and Maintenance	3	2	2

Total	100%	100%	100%

Customer Relationships

      Our current customers include local exchange carriers such as BellSouth, Qwest, Sprint, Alltel Corporation, and Verizon. We also currently provide telecommunications engineering, construction and maintenance services to a number of cable television multiple system operators and direct satellite operators including Adelphia, Comcast, DIRECTV, Charter, Cablevision, Insight Communications, MediaCom, and Time Warner. Premise wiring services have been provided to, among others, Lucent Technologies, Inc., International Business Machines Corporation, and various state and local governments.

      Our customer base is highly concentrated with our top five customers in fiscal years 2003, 2002, and 2001 accounting for approximately 64%, 59%, and 56%, respectively, of our total revenues. During fiscal 2003, approximately 33.0% of our total revenues were derived from Comcast, 12.1% from BellSouth, and 7.6% from Sprint. Comcast and AT&T Broadband revenues have been combined for periods prior to Comcast’s November 18, 2002 acquisition of AT&T Broadband. We believe that a substantial portion of our total revenues and operating income will continue to be derived from a concentrated group of customers.

      A significant amount of our business is performed under master service agreements. These agreements are generally exclusive requirement contracts, with certain exceptions, including the customer’s option to perform the services with its own employees. The agreements are typically three to five years in duration, although the terms, in some cases, may permit the customer to terminate the agreement upon 90 days prior written notice. Each agreement contemplates hundreds of individual construction and maintenance projects valued generally at less than $10,000 each. Other jobs are bid by us on a nonrecurring basis. Although historically master service agreements have been awarded through a competitive bidding process, recent trends have been toward securing or extending such contracts on negotiated terms.

      Our sales and marketing efforts are the responsibility of our management and that of our operating subsidiaries.

Backlog

      Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts. Our backlog at July 26, 2003 and July 27, 2002 was $890.9 million and $795.1 million, respectively. We expect to complete approximately 50.1% of this backlog during fiscal year 2004. In many instances our customers are not contractually committed to specific volumes of services under a contract. However, the customer is obligated to obtain these services from us if they are not performed by the customer’s employees and we are committed to perform these services if requested by the customer. Many of these contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the term of the contract based on our historical relationships with customers and our experience in procurements of this nature. There can be no assurance, however, as to the customer’s requirements during a particular period or that such estimates at any point in time are accurate.

Safety and Risk Management

      We are committed to ensuring that our employees perform their work in the safest possible manner. We regularly communicate with our employees to promote safety and to instill safe work habits. Our subsidiary safety directors review all accidents and claims for our operations, examine trends and implement changes in procedures to address safety issues. Claims arising in our business are generally workers’ compensation, various general liabilities, and vehicle liabilities including personal injury and property damage. For losses occurring during fiscal year 2003 and for the next fiscal year 2004, we have retained the risk on a per occurrence basis for automobile liability to $500,000, for general liability to $250,000, and for worker’s compensation, in states where we are allowed to retain risk, to $500,000. For fiscal year 2003, we had aggregate stop loss coverage for the above exposures at the stated retention of approximately $17.4 million. This stop loss coverage will be $15.8 million for our next fiscal year 2004. In addition, we have umbrella liability coverage to a policy limit for each year of $75 million. Within the umbrella coverage, we have retained the risk of loss between $2.0 and $5.0 million, on a per occurrence basis, with an aggregate stop loss for this layer of $10.0 million for each of fiscal years 2003 and 2004.

      We carefully monitor claims and actively participate in claims estimates and adjustments. The estimated costs of self-insured claims, which include estimates for incurred but not reported claims, are accrued as liabilities. Due to fluctuations in our loss experience in recent years, insurance accruals have varied from year to year and have affected operating margins. Additionally, if we experience insurance claims in excess of our umbrella coverage limit, our business could be materially and adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of Notes to Consolidated Financial Statements.

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

      A significant portion of our revenue is currently derived from master service agreements and price is often an important factor in the award of such agreements. Accordingly, we could be underbid by our competitors in an effort to procure such business. There can be no assurance that our competitors will not develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position. We may also face competition from the in-house service organizations of our existing or prospective customers, particularly telecommunications providers that employ personnel who perform some of the same types of services as those provided by us. Although a significant portion of these services is currently outsourced, there can be no assurance that our existing or prospective customers will continue to outsource telecommunications engineering, construction and maintenance services in the future.

      We believe that the principal competitive factors for telecommunications engineering, construction and maintenance services, electrical contracting services, and utility locating services include technical expertise, price, quality of service, availability of skilled technical personnel, worker and general public safety, geographic presence, breadth of service offerings, adherence to industry standards, and financial stability. We believe that we compete favorably with our competitors on the basis of these factors.

Employees

      As of July 26, 2003, we employed 5,259 persons. The number of our employees varies according to the level of our work in progress. We maintain a nucleus of technical and managerial personnel from which to draw to supervise all projects. Additional employees are added as needed to complete specific projects.

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

Available Information

      We maintain a website at www.dycomind.com where investors and other interested parties may access, free of charge, a copy of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as is reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

      Alternatively, you may access these reports at the Securities and Exchange Commission’s website at www.sec.gov.

Item 2.	Properties

      We lease our executive offices located in Palm Beach Gardens, Florida. Our subsidiaries operate from owned or leased administrative offices, district field offices, equipment yards, shop facilities, and temporary storage locations. We own facilities in Phoenix, Arizona; Durham, North Carolina; Knoxville, Tennessee; Sturgis, Kentucky; Pinellas Park, Florida; Broussard, Louisiana; West Chester, Pennsylvania; West Palm Beach, Florida; Epsom, New Hampshire; Costa Mesa, California; Albuquerque, New Mexico; Woodinville, Washington; Wood River, Illinois; Charlotte, North Carolina; Rocky Mount, North Carolina; Lawrenceville, Georgia; Chamblee, Georgia; Marietta, Georgia; and Greensboro, North Carolina. We also lease, subject to long-term noncancelable leases, facilities in Lithonia, Georgia; Issaquah, Washington; Greensboro, North Carolina; Rocky Mount, North Carolina; Nicholasville, Kentucky; Coburg, Oregon; Pleasant Grove, Utah; Jupiter, Florida; Greenwood, South Carolina; Vansant, Virginia; Lawrenceville, Georgia; Tomball, Texas; Springfield, Vermont; Englewood, Colorado; Sturgis, Kentucky; Colorado Springs, Colorado; West Chester, Pennsylvania; Hollidaysburg, Pennsylvania; Dalton, Georgia; Canton, Georgia; Flagstaff, Arizona; Prescott, Arizona; Olathe, Kansas; Phoenix, Arizona; Littleton, Colorado; and Orlando, Florida. We also lease and own other smaller properties as necessary to enable us to effectively perform our obligations under master service agreements and other specific contracts. We believe that our facilities are adequate for our current operations.

Item 3.	Legal Proceedings

      On September 10, 2001, as amended on November 9, 2001 and June 7, 2002, Williams Communications LLC (“Williams”) filed suit against one of our subsidiaries, Niels Fugal Sons Company (“NFS”), in the United States District Court of the Northern District of Oklahoma for claims that included breach of contract with respect to fiber-optic cable installation projects that NFS had constructed for Williams. On May 19, 2003, NFS entered into a Settlement Agreement with Williams and certain other parties pursuant to which this lawsuit was dismissed and all related claims were released. The terms of the settlement of this lawsuit had no material effect on our financial position or results of operations.

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

	Fiscal 2003		Fiscal 2002

	High	Low	High	Low

First Quarter	$10.95	$8.59	$21.89	$10.90
Second Quarter	15.37	9.81	17.75	11.10
Third Quarter	13.13	9.06	16.29	14.30
Fourth Quarter	17.92	10.52	15.27	8.89

      As of September 26, 2003, there were approximately 633 holders of record of our $0.33 1/3 par value per share common stock. The common stock closed at a high of $23.70 and a low of $16.43 during the period July 27, 2003 through September 26, 2003.

      Since 1982 we have paid no cash dividends. Our Board of Directors continues to evaluate the dividend policies based on our financial condition including profitability, cash flow, capital requirements, and the outlook of the business.

      Information concerning our equity compensation plans is hereby incorporated by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

Item 6.	Selected Financial Data

      The following table sets forth certain selected financial data of us for the years ended July 26, 2003, July 27, 2002, July 28, 2001, July 29, 2000 and July 31, 1999. We acquired Niels Fugal Sons Company in March 2000. This acquisition was accounted for as a pooling of interests and, accordingly, the consolidated financial statements include the accounts of Niels Fugal Sons Company for all periods presented. All other acquisitions, referred to in the footnotes to this table, were accounted for under the purchase method of accounting and amounts include the results and balances of the acquired company from its acquisition date. The table has been adjusted to reflect the 3-for-2 stock split effected in the form of a stock dividend paid on January 4, 1999 and the 3-for-2 stock split effected in the form of a stock dividend paid on February 16, 2000. This data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

	2003	2002(1)	2001(2)	2000(3)	1999(4)

	(in thousands, except per share amounts)
Operating Data:
Contract revenues earned	$618,183	$624,021	$826,746	$806,270	$501,155
Income (loss) before income taxes	30,455	(26,590)	104,983	109,233	66,590
Cumulative effect of change in accounting principle, net of $12,117 income tax benefit	—	(86,929)	—	—	—
Net income (loss)	17,149	(123,027)	61,410	65,032	40,103
Per Common Share:
Basic net earnings (loss)	$0.36	$(2.73)	$1.45	$1.56	$1.08
Diluted net earnings (loss)	$0.36	$(2.73)	$1.44	$1.54	$1.06
Balance Sheet Data (at end of period):
Total assets	$536,543	$514,553	$575,696	$514,000	$399,672
Long-term obligations	$15,469	$12,705	$21,867	$21,263	$19,291
Stockholders’ equity	$450,340	$431,297	$468,881	$377,978	$297,442

(1)	Amounts include the results and balances of Arguss Communications, Inc. (“Arguss”) (acquired February 2002) from its acquisition date until July 27, 2002.

(2)	Amounts include the results and balances of Cable Connectors, Inc. (acquired October 2000), Schaumberg Enterprises, Inc. (acquired December 2000), Point to Point Communications, Inc. (acquired December 2000), Stevens Communications, Inc. (acquired January 2001), and Nichols Holding, Inc. (acquired April 2001) from their respective acquisition dates until July 28, 2001.

(3)	Amounts include the results and balances of Lamberts’ Cable Splicing Company (acquired August 1999), C-2 Utility Contractors, Inc. (acquired January 2000), Artoff Construction Co., Inc. (acquired January 2000), K.H. Smith Communications, Inc. (acquired February 2000), and Selzee Solutions, Inc. (acquired July 2000) from their respective acquisition dates until July 29, 2000.

(4)	Amounts include the results and balances of Locating, Inc. (acquired February 1999), Ervin Cable Construction, Inc. (acquired March 1999), Apex Digital, Inc. (acquired April 1999), and Triple D Communications, Inc. (acquired June 1999) from their respective acquisition dates until July 31, 1999.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are a leading provider of specialty contracting services, including engineering, construction, installation and maintenance services, to telecommunications providers throughout the United States. We also provide underground locating services to various utilities and electrical and other construction and maintenance services to electrical utilities and others. For the fiscal year ended July 26, 2003, specialty contracting services related to the telecommunications industry, underground utility locating and electrical and other construction and maintenance to electric utilities and others contributed approximately 88.4%, 9.0% and 2.6%, respectively, to our total contract revenues.

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

      We provide a significant portion of our services pursuant to multi-year master service agreements. Under master service agreements, we generally agree to provide for a period of one or more years, generally on an exclusive basis, a customer’s specified service requirements within a given geographical area. Master service agreements generally provide that we will furnish a specified unit of service for a specified unit price (e.g., fiber optic cable will be installed underground for a specified rate of dollars per foot). In some cases, a customer may terminate these agreements for convenience with at least 90 days prior written notice. Although historically master service agreements have been awarded through a competitive bidding process, recent trends have been toward securing or extending such contracts on negotiated terms. We are currently a party to approximately 60 master service agreements.

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

      Contract revenues from multi-year master service agreements represented 44.3% and 47.8% of total contract revenues in fiscal 2003 and 2002, respectively, and contract revenues from long-term contracts, including multi-year master service agreements, represented 81.4% and 83.4% of total contract revenues, respectively.

      We recognize revenue on unit based contracts as the unit is completed. Revenue on non-unit based contracts is recognized under the percentage-of-completion method based primarily on the ratio of contract costs incurred to date to total estimated contract costs. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

      We derive a significant amount of our revenue from telecommunications companies. Beginning in the latter part of calendar year 2000 and continuing throughout fiscal 2002 and into fiscal 2003, certain segments of the telecommunications industry suffered a severe downturn that has resulted in a number of our customers experiencing financial difficulties. Several of our customers have filed for bankruptcy protection, including Adelphia and WorldCom, Inc. (“WorldCom”). At July 26, 2003, we had pre-petition outstanding receivables from Adelphia of approximately $21.6 million after a write-down of $19.1 million. Management determined that the likelihood of payment from WorldCom was low and, accordingly, we fully wrote off that receivable of $2.1 million.

      The downturn in the telecommunications industry has adversely affected capital expenditures for infrastructure projects even among customers that are not experiencing financial difficulties. Generally, capital expenditures by telecommunications customers into fiscal 2004, with the exception of one of our significant customers that is engaged in a major upgrade project, are expected to remain at low levels in comparison with prior years, and there can be no assurance that additional customers will not file for bankruptcy protection or otherwise experience severe financial difficulties. Additional bankruptcies of companies in the telecommunications sector could reduce our cash flows and adversely impact our liquidity.

      A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total contract revenue received from customers contributing at least 2.5% of our total contract revenue for either fiscal 2003 or 2002:

	For the Year Ended

	July 26,	July 27,
	2003	2002

Comcast*	33.0%	18.6%
BellSouth	12.1%	16.6%
Sprint	7.6%	4.4%
DIRECTV	5.6%	6.2%
Qwest	5.5%	5.0%
Adelphia	4.8%	11.9%
Charter	3.4%	6.1%
Alltel	2.6%	1.1%

*	Comcast and AT&T Broadband revenues have been combined for periods prior to Comcast’s November 18, 2002 acquisition of AT&T Broadband.

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

      We have identified the accounting policies below as critical to the accounting for our business operations and the understanding of our results of operations. The impact of these policies on our operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. Our key accounting estimates and policies are reviewed with our Audit Committee. For a further discussion of the application of these and other accounting policies, see Note 1 to the Notes to Consolidated Financial Statements.

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

      “Costs and estimated earnings in excess of billings”, classified as a current asset, primarily relates to revenues for completed but unbilled units under unit based contracts, as well as unbilled revenues recognized under the percentage-of-completion method for non-unit based contracts. For those contracts in which billings exceed contract revenues recognized to date, such excesses are classified as a current liability in the caption “billings in excess of costs and estimated earnings.”

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

      Self-Insured Claims Liability. We retain the risk of loss, up to certain limits, for automobile, general liability and workers’ compensation claims. A liability for unpaid claims and the associated claim expenses, including incurred but unreported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. Factors affecting the determination of amounts to be accrued for automobile, general liability and workers’ compensation claims include, but are not limited to, expected cost for existing and anticipated claims, frequency, or payment patterns resulting from new types of claims, the hazard level of our operations, tort reform or other legislative changes, unfavorable jury decisions, court interpretations, changes in the medical conditions of claimants and economic factors such as inflation.

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

      For losses occurring during fiscal year 2003 and for the next fiscal year 2004, we have retained the risk on a per occurrence basis for automobile liability to $500,000, for general liability to $250,000, and for worker’s compensation, in states where we are allowed to retain risk, to $500,000. For fiscal year 2003, we had aggregate stop loss coverage for the above exposures at the stated retention of approximately $17.4 million. This stop loss coverage will be $15.8 for our next fiscal year 2004. In addition, we have umbrella liability coverage to a policy limit for each year of $75 million. Within the umbrella coverage, we have retained the risk of loss between $2.0 and $5.0 million, on a per occurrence basis, with an aggregate stop loss for this layer of $10.0 million for each of fiscal years 2003 and 2004.

      The method of calculating the estimated accrued liability for automobile, general liability and workers’ compensation and employee group health claims is subject to inherent uncertainty. If actual results are less favorable than what we use to calculate the accrued liability, we would have to record expenses in excess of what we have already accrued.

      Valuation of Intangible Assets and Investments. We have adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with that statement, we conduct, on at least an annual basis, a review of our reporting units to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of our goodwill may be impaired and is written down. The valuations employ a combination of present value techniques to measure fair value corroborated by comparisons to estimated market multiples. When necessary, we engage third party specialists to assist us with our valuations. Impairment losses are reflected in operating income or loss in the consolidated statements of operations.

      Accounting for Income Taxes. We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We have not recorded any valuation allowances as of July 26, 2003 because management believes that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary differences in basis reverse over time. Our judgments and tax strategies are subject to audit by various taxing authorities. While the Company believes it has provided adequately for its income tax liabilities in its consolidated financial statements, adverse determinations by taxing authorities could have a material adverse effect on our consolidated financial condition and results of operations.

      Contingencies and Litigation. On September 10, 2001, as amended on November 9, 2001 and June 7, 2002, Williams Communications LLC (“Williams”) filed suit against one of our subsidiaries, Niels Fugal Sons Company (“NFS”), in the United States District Court of the Northern District of Oklahoma for claims that included breach of contract with respect to fiber-optic cable installation projects that NFS had constructed for Williams. On May 19, 2003, NFS entered into a Settlement Agreement with Williams and certain other parties pursuant to which this lawsuit was dismissed and all related claims were released. The terms of the settlement of this lawsuit had no material effect on our financial position or results of operations.

      In the ordinary course of our business we are involved in certain legal proceedings. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. Where there is a range of loss, we record the minimum estimated liability related to those claims. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions of our estimates of the potential liability could materially impact our results of operations. If the final outcome of such litigation and contingencies differs adversely from that currently expected, it would result in a charge to earnings when determined.

Results of Operations

      The following table sets forth, as a percentage of contract revenues earned, certain items in our consolidated statements of operations for the periods indicated:

	Year Ended

	July 26, 2003		July 27, 2002		July 28, 2001

	(dollars in millions)
Contract revenues earned	$618.2	100.0%	$624.0	100.0%	$826.7	100.0%
Expenses:
Cost of earned revenue, excluding depreciation	482.9	78.1	479.0	76.8	615.2	74.4
General and administrative	68.8	11.1	67.4	10.8	73.5	8.9
Bad debt expense	1.3	0.2	21.6	3.5	0.1	—
Depreciation and amortization	39.1	6.3	38.8	6.1	40.1	4.8
Impairment write-off	—	—	47.9	7.7	—	—

Total	592.1	95.7	654.7	104.9	728.9	88.1

Interest income, net	1.3	0.2	2.6	0.4	4.5	0.5
Other income, net	3.0	0.5	1.5	0.2	2.7	0.3

Income (loss) before income taxes	30.4	5.0	(26.6)	(4.3)	105.0	12.7
Provision for income taxes	13.3	2.2	9.5	1.5	43.6	5.3

Income (loss) before cumulative effect of change in accounting principle	17.1	2.8	(36.1)	(5.8)	61.4	7.4
Cumulative effect of change in accounting principle, net of $12.1 income tax benefit	—	—	(86.9)	(13.9)	—	—

Net income (loss)	$17.1	2.8%	$(123.0)	(19.7)%	$61.4	7.4%

Year Ended July 26, 2003 Compared to Year Ended July 27, 2002

      Revenues. Contract revenues decreased $5.8 million, or 0.9%, to $618.2 million in fiscal 2003 from $624.0 million in fiscal 2002. Of this decrease, $9.8 million was attributable to a decline in demand for specialty contracting services provided to telecommunications companies offset in part by an increase of $3.5 million attributable to electrical utilities and other construction and maintenance services revenues and an increase of $0.5 million in underground utility locating services revenues. Arguss, acquired in February 2002, contributed $119.9 million of contract revenues during fiscal 2003 and $55.4 million for fiscal 2002, primarily in contract revenues from telecommunications services. Excluding revenues attributable to Arguss in both periods, our total contract revenues for the year ended July 26, 2003 would have been $498.3 million compared to $568.6 million for the same period last year, a decline of 12.4% from fiscal 2002.

      During fiscal 2003, we recognized $546.6 million of contract revenues, or 88.4% of our total contract revenues, from telecommunications services as compared to $556.4 million or 89.2% for fiscal 2002. The decrease in our telecommunications service revenue for the year ended July 26, 2003 is attributable to lower revenues, primarily from telecommunication and cable customers, due in part to the continued decrease in capital spending by our customers, bankruptcies of certain customers, and the overall continued downturn in the economy. Arguss contributed $115.0 million of contract revenues from telecommunications services for the year ended July 26, 2003 and $54.9 million for the year ended July 27, 2002 (Arguss was acquired in February 2002). Excluding Arguss in both periods, contract revenues from telecommunications services for the year ended July 26, 2003 would have been $431.6 million compared to $501.5 million for the year ended July 27, 2002, a decline of 13.9% from the prior year.

      We recognized contract revenues of $55.7 million, or 9.0% of our total contract revenues, from underground utility locating services for the year ended July 26, 2003 as compared to $55.2 million, or 8.8% for the year ended July 27, 2002. Arguss had no underground utility locating services revenues in either period. We recognized contract revenues of $15.9 million, or 2.6% of our total contract revenues, from electrical utilities and other construction and maintenance services for the year ended July 26, 2003, as compared to $12.4 million or 2.0% for the year ended July 27, 2002. Arguss contributed $4.9 million of contract revenues from electrical utilities and other construction and maintenance services for the year ended July 26, 2003 and $0.5 million for the same period last year (Arguss was acquired in February 2002). Excluding Arguss, contract revenues from electrical utilities and other construction and maintenance services for the year ended July 26, 2003 would have been $11.0 million compared to $11.9 million for the year ended July 27, 2002.

      Contract revenues from multi-year master service agreements and other long-term agreements represented 81.4% of total contract revenues in fiscal 2003 as compared to 83.4% in fiscal 2002. Contract revenues from multi-year master services agreements represented 44.3% of total contract revenues in fiscal 2003 as compared to 47.8% in fiscal 2002.

      Cost of Earned Revenues. Costs of earned revenues increased $3.9 million to $482.9 million for the year ended July 26, 2003 from $479.0 million for the year ended July 27, 2002 and increased 1.3% as a percentage of contract revenues to 78.1% from 76.8%. The primary components of this percentage increase were subcontractor costs, which increased 2.1%, and insurance costs, which increased 0.8%, partially offset by a decrease in labor and payroll related costs of 1.6%. Subcontractor costs rose on a percentage basis as the mix of business shifted toward operating units that utilize more subcontract labor. Insurance costs have trended up as a consequence of higher premiums and losses associated with our casualty and health insurance programs. Labor and payroll related costs decreased as a percentage of contract revenues due to reductions in staffing based on work requirements.

      General and Administrative Expenses. General and administrative expenses increased $1.4 million to $68.8 million in fiscal 2003 from $67.4 million in fiscal 2002. The increase in general and administrative expenses for the year ended July 26, 2003 as compared to the year ended July 27, 2002, was primarily attributable to increased overhead related to the Arguss acquisition and increases in professional fees of $3.9 million related to a review and reorganization of our corporate structure and increased legal expenses, partially offset by a decrease in payroll related expenses of $2.0 million. As a result of the review of our corporate structure, we reorganized our subsidiaries during the third quarter of fiscal 2003. This restructuring was designed to make our corporate structure more efficient from an organizational and income tax standpoint. Management is continuing this review of our corporate structure which may result in further reorganization of our subsidiaries. General and administrative expenses increased as a percentage of contract revenues to 11.1% in fiscal 2003 from 10.8% in fiscal 2002.

      Bad Debt Expense. Bad debt expense decreased $20.3 million to $1.3 million in fiscal 2003 from $21.6 million in fiscal 2002. This decrease is primarily attributable to $20.6 million of bad debt expense recorded in the fourth quarter of fiscal year 2002 related to receivables due from Adelphia and WorldCom. Both of these customers filed for bankruptcy protection during the fourth quarter of our fiscal year ended July 27, 2002.

      Depreciation and Amortization. Depreciation and amortization increased to $39.1 million for the year ended July 26, 2003, from $38.8 million for the year ended July 27, 2002, and as a percentage of contract revenues increased to 6.3% from 6.1%.

      Interest Income, Net. Interest income, net, decreased $1.3 million to $1.3 million in fiscal 2003 from $2.6 million in fiscal 2002. This decrease was primarily due to a decrease in cash and cash equivalents as a result of the repayment of Arguss’ $58.0 million indebtedness subsequent to its acquisition as well as to lower interest rates during fiscal 2003.

      Other Income, Net. Other income, net increased $1.5 million to $3.0 million for the year ended July 26, 2003 from $1.5 million for the year ended July 27, 2002. The increase for the year ended July 26, 2003 is primarily due to gains from the sale of idle assets.

      Income Taxes. The provision for income taxes was $13.3 million in fiscal 2003 as compared to $9.5 million in the same period last year. Our effective tax rate was 43.7% for the year ended July 26, 2003. Our effective tax rate for the fiscal year ended July 27, 2002 was impacted by nondeductible impairment losses which resulted in a non-meaningful effective tax rate of negative 35.8%.

      Cumulative Effect of Change in Accounting Principle for SFAS No. 142 and Impairment Write-Off. As a result of the adoption of SFAS No. 142 in fiscal year 2002, we recorded a non-cash impairment charge of $99.0 million ($86.9 million after tax) as of the beginning of the first quarter of fiscal year 2002. The impairment loss was recorded as a cumulative effect of a change in accounting principles in our accompanying consolidated statement of operations for the year ended July 27, 2002.

      SFAS No. 142 requires us to conduct a valuation when an event occurs that would indicate that the goodwill of a reporting unit might be impaired. Because Adelphia filed for bankruptcy protection in fiscal year 2002 and was a significant customer of several of our reporting units, we conducted a review for goodwill impairment at those units. As a consequence, we recorded an impairment charge of $45.1 million in the fourth quarter of fiscal year 2002. Additionally, SFAS No. 142 requires us to conduct an annual valuation of operating units to determine whether the carrying value of their assets exceeds their fair market value. This review resulted in an impairment charge at our Point to Point reporting unit of $2.5 million in the fourth quarter of fiscal year 2002. Our annual valuation for fiscal year 2003 did not result in any impairment charge.

      Net income (loss). Net income was $17.1 million in fiscal 2003 as compared to a $123.0 million loss in fiscal 2002.

Year Ended July 27, 2002 Compared to Year Ended July 28, 2001

      Revenues. Contract revenues decreased $202.7 million, or 24.5%, to $624.0 million in fiscal 2002 from $826.7 million in fiscal 2001. Of this decrease, $207.3 million was attributable to a decline in demand for specialty contracting services provided to telecommunications companies and $2.7 million was attributable to a decline in demand for electrical utilities and other construction and maintenance services, offset by an increase of $7.3 million in underground utility location services. The decrease in our telecommunications service revenues is attributable to lower revenues, primarily from telecommunication and cable customers, due in part to the continued decrease in capital spending by our customers, bankruptcies of certain customers, and the overall downturn in the economy. Acquisitions made subsequent to July 29, 2001 contributed $55.4 million of contract revenues during fiscal 2002. Excluding revenues attributable to these acquisitions, contract revenues would have decreased $258.1 million, or 45.4%, during fiscal 2002.

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

      We recognized contract revenues of $55.2 million, or 8.8% of our total contract revenues, from underground utility locating services in fiscal 2002 as compared to $47.9 million, or 5.8% in fiscal 2001. Additional contract awards in fiscal 2002 increased our revenues from these services. We recognized contract revenues of $12.4 million, or 2.0% of our total contract revenues, from electrical utilities and other construction and maintenance services in fiscal 2002 as compared to $15.2 million or 1.8% in fiscal 2001.

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

      Depreciation and Amortization. Depreciation and amortization decreased $1.3 million to $38.8 million in fiscal 2002 as compared to $40.1 million in fiscal 2001, and increased as a percentage of contract revenues to 6.1% from 4.8%. The $1.3 million decrease was a result of the elimination of amortization of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” offset in part by an increase in depreciation expense of $4.9 million, primarily resulting from our acquisition of Arguss. Amortization expense was $0.4 million and $6.6 million for fiscal 2002 and 2001, respectively.

      Interest Income, Net. Interest income, net, decreased $1.9 million to $2.6 million in fiscal 2002 from $4.5 million in fiscal 2001. The decrease was primarily due to lower interest rates partially offset by higher average outstanding cash balances.

      Income Taxes. The provision for income taxes was $9.5 million in fiscal 2002 as compared to $43.6 million in the same period last year. The effective tax rate differs from the statutory rate due to non-deductible impairment losses recorded in connection with the adoption of SFAS No. 142, non-deductible impairment losses recorded in connection with the annual review of our reporting units and an event related review of certain reporting units under SFAS No. 142, state income taxes and other non-deductible expenses for tax purposes.

      Cumulative Effect of Change in Accounting Principle for SFAS No. 142 and Impairment Write-Off. The adoption of SFAS No. 142 was a required change in accounting principal, and in accordance with SFAS No. 142, we conducted a review of our reporting units to determine whether their carrying value exceeded their fair market value. We engaged a third party specialist to assist in the valuation process and as a result of that valuation identified the following reporting units in which an impairment loss was recognized: Apex Digital, Inc., Globe Communications, Inc., Locating, Inc., Point-to-Point Communications, Inc., Tesinc, Inc., Nichols Construction, Inc., C-2 Utility Contractors, Inc. and Lamberts’ Cable Splicing Co. As a result of the valuations, we recorded a non-cash impairment charge of $99.0 million ($86.9 million after tax) as of the beginning of the first quarter of fiscal 2002. The impairment loss has been recorded as a cumulative effect of a change in accounting principles in our accompanying consolidated statement of operations for the year ended July 27, 2002.

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

      SFAS No. 142 requires us to conduct an annual valuation of operating units to determine whether the carrying value of their assets exceeds their fair market value. This review resulted in an impairment charge at our Point to Point Communications, Inc. reporting unit of $2.5 million. This impairment was primarily the result of Point to Point’s loss of business associated with WorldCom.

      Net (loss) income. Net loss was $123.0 million in fiscal 2002 as compared to net income of $61.4 million in fiscal 2001.

Liquidity and Capital Resources

      Capital requirements. Our primary capital needs are for equipment to support our contractual commitments to customers and to maintain sufficient working capital. We have typically financed capital expenditures by operating and capital leases, bank borrowings and internal cash flows. Our sources of cash have historically been operating activities, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. To the extent we seek to grow by acquisitions that involve consideration other than our stock, our capital requirements may increase.

      Cash and cash equivalents totaled $129.9 million at July 26, 2003 compared to $116.1 million at July 27, 2002.

	Year ended (in millions)

	July 26, 2003	July 27, 2002	July 28, 2001

Net cash flows:
Provided by operations	$25.3	$65.3	$133.2
Used in investment activities	$(13.2)	$(11.4)	$(105.3)
Provided by (used in) financing activities	$1.7	$(68.3)	$(3.1)

      Cash from operating activities. For the year ended July 26, 2003, net cash provided from operating activities was $25.3 million compared to cash provided of $65.3 million and $133.2 million for the years ended July 27, 2002 and July 28, 2001, respectively. Net income, adjusted for non-cash items primarily consisting of depreciation, amortization, deferred income taxes and provision for bad debts, was our main source of operating cash flow and was offset in part by changes in working capital items that used $34.7 million of operating cash flow during the year ended July 26, 2003. Primarily driving this working capital use is an increase in accounts receivable of $36.8 million.

      In addition to the increase in accounts receivable, the changes in working capital included an increase in other assets of $3.1 million, primarily as a result of a payment recorded as a prepaid discount made to a customer related to a long-term contract, a decrease in accounts payable of $3.9 million and a decrease in customer advances of $5.0 million primarily due to the application of a customer advance to outstanding receivables. These changes were offset by a $12.1 million increase in accrued insurance and other liabilities, including an increase in accrued income taxes.

      Based on quarterly revenues, days sales outstanding was 60.7 days for the current quarter ending July 26, 2003 compared to 57.2 days for the quarter ended July 27, 2002, for current accounts receivable, net. The increase in accounts receivable days sales outstanding can primarily be attributed to an increase in the mix of customers with longer payment terms.

      During the fourth quarter 2002, two of our major customers, Adelphia and WorldCom, filed for bankruptcy protection. At July 26, 2003, we had long-term accounts receivables of $21.6 million from

Adelphia, representing the remaining balance of pre-petition receivables of $40.7 million less $19.1 million that was written off against a previously established allowance for doubtful accounts. WorldCom’s long-term accounts receivables of $2.1 million were written-off entirely. Should any additional customers file for bankruptcy or experience financial difficulties, or if our efforts to recover outstanding receivables fail, we could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in our customer’s revenues or cash flows could affect our ability to collect amounts due from them.

      Cash from investing activities. For fiscal 2003, net cash used in investing activities was $13.2 million as compared to $11.4 million in fiscal 2002. During the year ended July 26, 2003, cash used in investing activities was primarily for capital expenditures of $19.4 million compared to $15.1 million in the prior year, offset by proceeds from the sale of assets of $6.2 million and $5.5 million for fiscal year 2003 and 2002, respectively.

      Cash from financing activities. For the year ended July 26, 2003, net cash provided by financing activities, primarily from the exercise of employee stock options, was $1.7 million compared to net cash used in financing activities of $68.3 million for the year ended July 27, 2002. During fiscal 2002, we used $68.1 million to repay notes payable, $58.0 million of which related to the repayment of indebtedness of Arguss subsequent to its acquisition.

      On June 3, 2002, we entered into a new $200 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides us with a commitment of $200 million for a three-year period and includes a sublimit of $40 million for the issuance of letters of credit. Under the most restrictive covenants of our Credit Agreement, as of July 26, 2003, our available borrowing capacity is approximately $133.0 million. As of July 26, 2003 we had no amounts outstanding under the Credit Agreement and $24.3 million of outstanding letters of credit. The outstanding letters of credit are all issued to our insurance companies as part of our self-insurance program.

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

      Under the Credit Agreement, we are subject to certain financial covenants and conditions, which restrict our ability to encumber our assets or incur certain types of indebtedness. We must maintain a leverage ratio of not greater than 2.25:1.00, as measured at the end of each fiscal quarter. At July 26, 2003, this leverage ratio, defined as consolidated funded debt including any outstanding letters of credit divided by consolidated EBITDA (as defined in the Credit Agreement), was 0.35:1.00. At July 26, 2003, we were in compliance with all financial covenants and conditions under the Credit Agreement.

      Certain subsidiaries have outstanding obligations under real estate leases and equipment and vehicle financing arrangements. The obligations are payable in monthly installments, expiring at various dates through November 2023.

      Interest costs incurred on notes payable, all of which were expensed, during the year ended July 26, 2003 were $17,535.

      The following tables set forth our contractual commitments for each of our fiscal years through 2008 and thereafter, including related party leases, as of July 26, 2003:

Contractual Obligations:	2004	2005	2006	2007	2008	Thereafter	Total

Long-term debt	$9,537	$20,160	$—	$—	$—	$—	$29,697
Operating leases	6,867,187	2,966,067	1,560,685	716,501	205,179	121,600	12,437,219

Total	$6,876,724	$2,986,227	$1,560,685	$716,501	$205,179	$121,600	$12,466,916

Other Commercial
Commitments:	2004	2005	2006	2007	2008	Thereafter	Total

Credit agreement	$—	$—	$—	$—	$—	$—	$—
Standby letters of credit	24,325,000	—	—	—	—	—	24,325,000

Total	$24,325,000	—	—	—	—	—	$24,325,000

      Related party transactions. We lease some of our administrative offices from entities related to officers of our subsidiaries. The total expense under these arrangements for the years ended July 26, 2003, July 27, 2002, and July 28, 2001 was $1,900,454, $1,915,649, and $1,664,918, respectively. The future minimum lease commitments under these arrangements during each fiscal year through fiscal 2008 and thereafter are:

2004	2005	2006	2007	2008	Thereafter	Total

$1,077,286	$368,095	$225,264	$145,374	$4,800	$73,600	$1,894,419

      Stock Repurchase Program. On February 24, 2003, the Board of Directors authorized the repurchase of up to $25 million worth of the Company’s common stock over an eighteen-month period. Such repurchases will be made in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of common stock, and the plan may be suspended at any time. Pursuant to Florida law, any shares repurchased will be added to the Company’s authorized, unissued shares and are available for future issue. No shares have been repurchased under this program as of September 30, 2003.

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

      Backlog. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts. Our backlog at July 26, 2003 and July 27, 2002 was $890.9 million and $795.1 million, respectively. We expect to complete approximately 50.1% of our current backlog during the next twelve months. In many instances our customers are not contractually committed to specific volumes of services under a contract. However, the customer is obligated to obtain these services from us if they are not performed by the customer’s employees and we are committed to perform these services if requested by the customer. Many of these contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with customers and our experience in procurements of this nature. There can be no assurance, however, as to a customer’s requirements during a particular period or that such estimates at any point in time are accurate.

Seasonality and Quarterly Fluctuations

      Our revenues can be affected by seasonality. Since most of the work we perform is done outdoors, our results of operations can be impacted by extended periods of inclement weather. Generally, inclement weather occurs during the winter months or in our second and third quarters of our fiscal year. In addition, a disproportionate number of holidays fall within our second quarter impacting our productivity. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

Special Note Concerning Forward Looking Statements

      This Annual Report on Form 10-K, including the Notes to the Consolidated Financial Statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements. The words “believe”, “expect”, “anticipate”, “intend”, “forecast”, “project”, and similar expressions identify forward looking statements. Such statements may include, but may not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financial needs or plans and the availability of financing, and plans relating to our services including backlog, as well as assumptions relating to the foregoing. These forward looking statements are based on management’s current expectations, estimates and projections. Forward-looking statements are subject to risks and uncertainties that may cause actual results in the future to differ materially from the results projected or implied in any forward-looking statements contained in this report. Such risks and uncertainties include: business and economic conditions in the telecommunications industry affecting our customers, a deterioration in our customers’ financial condition, the adequacy of our insurance and other reserves and allowances for doubtful accounts, whether the carrying value of our assets may be impaired, the anticipated outcome of contingent events, including litigation, liquidity needs and the availability of financing. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Recently Issued Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires certain financial instruments that could previously be accounted for by issuers as equity be classified as liabilities or, in some cases, assets. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have not entered into or modified any financial instruments subsequent to May 31, 2003.

      In January 2003, FIN 46, “Consolidation of Variable Interest Entities” was issued with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 requires that a variable interest entity be consolidated by a company if that company is the primary beneficiary of the variable interest entity. Primary beneficiary means the company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also sets forth disclosure requirements for those variable interest entities to which the company is not the primary beneficiary and therefore would not be consolidated. The disclosures are required in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was created. We do not have any interests in variable interest entities.

      In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148’s transition provisions are effective for fiscal years ending after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148.

      In November 2002, FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. This interpretation requires elaborating on the disclosures that must be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees or warranties that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this FIN are effective for financial statements issued after December 15, 2002 and its recognition requirements are applicable for guarantees issued or modified after December 31, 2002. We have not entered into or modified any guarantees subsequent to December 15, 2002 and we do not have any material warranties.

      In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. This statement requires the recording of costs associated with exit or disposal activities at their fair values once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged. We have not had any exit or disposal activities that were initiated after December 31, 2002.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      We considered the provision of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments” in determining our market risk. We had no significant holdings of derivative financial or commodity instruments at July 26, 2003. A review of our other financial instruments and risk exposures at that date revealed that we had exposure to interest rate risk. At July 26, 2003, we performed sensitivity analyses to assess the potential effect of this risk and concluded that reasonably possible near-term changes in interest rates should not materially affect our financial position, results of operations or cash flows.

Item 8.     Financial Statements and Supplementary Data

      Our consolidated financial statements and related notes and independent auditors’ report follow on subsequent pages of this report.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JULY 26, 2003 and JULY 27, 2002

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and equivalents	$129,851,760	$116,052,139
Accounts receivable, net	121,979,664	86,443,183
Costs and estimated earnings in excess of billings	34,814,130	33,349,021
Deferred tax assets, net	8,778,775	8,680,848
Inventories	2,669,796	5,643,275
Income tax receivable	—	460,093
Other current assets	7,378,452	6,107,688

Total current assets	305,472,577	256,736,247

PROPERTY AND EQUIPMENT, net	86,893,826	110,451,873

OTHER ASSETS:
Goodwill, net	106,615,836	106,615,836
Intangible assets, net	729,646	1,126,555
Accounts receivable, net	21,567,480	21,587,727
Deferred tax assets, net non-current	7,167,117	13,042,372
Other	8,096,095	4,992,743

Total other assets	144,176,174	147,365,233

TOTAL	$536,542,577	$514,553,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,734,971	$26,611,259
Notes payable	9,537	78,672
Billings in excess of costs and estimated earnings	703,063	354,061
Accrued self-insured claims	11,219,265	8,462,759
Income taxes payable	5,168,984	—
Customer advances	2,273	5,013,028
Other accrued liabilities	30,895,657	30,031,673

Total current liabilities	70,733,750	70,551,452

NOTES PAYABLE	20,160	29,698
ACCRUED SELF-INSURED CLAIMS	14,175,209	10,813,956
OTHER LIABILITIES	1,273,889	1,861,383

Total liabilities	86,203,008	83,256,489

COMMITMENTS AND CONTINGENCIES, Note 16
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 47,986,768 and 47,846,403 issued and outstanding, respectively	15,995,584	15,948,790
Additional paid-in capital	336,394,016	334,547,396
Retained earnings	97,949,969	80,800,678

Total stockholders’ equity	450,339,569	431,296,864

TOTAL	$536,542,577	$514,553,353

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JULY 26, 2003, JULY 27, 2002, and JULY 28, 2001

	2003	2002	2001

REVENUES:
Contract revenues earned	$618,182,653	$624,020,977	$826,745,782

EXPENSES:
Costs of earned revenues, excluding depreciation	482,876,707	478,971,354	615,238,565
General and administrative	68,773,501	67,445,977	73,518,026
Bad debts expense	1,285,087	21,550,119	58,181
Depreciation and amortization	39,073,959	38,843,698	40,116,865
Impairment write-off	—	47,880,187	—

Total	592,009,254	654,691,335	728,931,637

Interest income, net	1,300,895	2,620,361	4,496,324
Other income, net	2,981,164	1,459,782	2,672,823

INCOME (LOSS) BEFORE INCOME TAXES	30,455,458	(26,590,215)	104,983,292

PROVISION FOR INCOME TAXES:
Current	7,528,838	17,216,212	41,909,164
Deferred	5,777,329	(7,708,281)	1,663,597

Total	13,306,167	9,507,931	43,572,761

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	17,149,291	(36,098,146)	61,410,531
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF $12,116,700 INCOME TAX BENEFIT	—	(86,929,342)	—

NET INCOME (LOSS)	$17,149,291	$(123,027,488)	$61,410,531

EARNINGS (LOSS) PER COMMON SHARE:
Basic earnings (loss) per share before cumulative effect of change in accounting principle	$0.36	$(0.80)	$1.45
Cumulative effect of change in accounting principle	$—	$(1.93)	$—

Basic earnings (loss) per share	$0.36	$(2.73)	$1.45

Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$0.36	$(0.80)	$1.44
Cumulative effect of change in accounting principle	$—	$(1.93)	$—

Diluted earnings (loss) per share	$0.36	$(2.73)	$1.44

SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON SHARE
Basic	47,880,673	45,049,452	42,445,242

Diluted	47,886,567	45,049,452	42,770,042

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 26, 2003, JULY 27, 2002, and JULY 28, 2001

			Additional	Retained
	Shares	Amount	paid-in capital	earnings

Balances at July 29, 2000	41,900,516	$13,966,839	$221,593,083	$142,417,635
Stock options exercised	209,074	69,691	2,383,626
Income tax benefit from stock options exercised			3,819,860
Stock issued for acquisitions	854,603	284,868	22,934,717
Net Income				61,410,531

Balances at July 28, 2001	42,964,193	14,321,398	250,731,286	203,828,166
Stock options exercised	110,879	36,960	953,071
Income tax benefit from stock options exercised			161,852
Assumption of Arguss’ stock options			2,647,084
Stock issued for acquisitions, net of acquisition costs	4,853,031	1,617,665	81,177,277
Shares repurchased	(81,700)	(27,233)	(1,123,174)
Net Loss				(123,027,488)

Balances at July 27, 2002	47,846,403	15,948,790	334,547,396	80,800,678
Stock options exercised	136,299	45,433	1,746,224
Income tax benefit from stock options exercised			28,447
Net Income				17,149,291
Other	4,066	1,361	71,949

Balances at July 26, 2003	47,986,768	$15,995,584	$336,394,016	$97,949,969

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 26, 2003, JULY 27, 2002, and JULY 28, 2001

	2003	2002	2001

Increase (Decrease) in Cash and Equivalents from:
OPERATING ACTIVITIES:
Net Income (Loss)	$17,149,291	$(123,027,488)	$61,410,531
Adjustments to reconcile net cash provided by operating activities:
Cumulative effect of change in accounting principle, net	—	86,929,342	—
Depreciation and amortization	39,073,959	38,843,698	40,116,865
Bad debts expense	1,285,087	21,550,119	58,181
Impairment charge	—	47,880,187	—
Loss on impairment of investment	—	456,177	300,000
Gain on disposal of assets	(1,945,078)	(728,420)	(1,253,873)
Deferred income taxes	5,777,329	(7,708,281)	1,663,597
Other	73,310	—	—
Changes in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in operating assets:
Accounts receivable, net	(36,801,323)	24,840,326	39,916,592
Unbilled revenues, net	(1,116,107)	7,548,387	21,968,157
Other current assets	1,702,717	2,424,871	7,977,733
Other assets	(3,103,352)	(3,022,103)	410,374
Increase (decrease) in operating liabilities:
Accounts payable	(3,876,288)	(8,514,558)	(14,716,112)
Customer advances	(5,010,755)	(2,228,975)	(4,535,723)
Accrued self-insured claims and other liabilities	6,394,249	(17,131,248)	(19,051,346)
Accrued income taxes	5,657,524	(2,848,274)	(1,030,177)

Net cash inflow from operating activities	25,260,563	65,263,760	133,234,799

INVESTING ACTIVITIES:
Capital expenditures	(19,411,569)	(15,057,463)	(38,410,950)
Proceeds from sale of assets	6,237,643	5,549,165	3,975,550
Acquisition expenditures, net of cash acquired	—	(1,893,476)	(70,890,386)

Net cash outflow from investing activities	(13,173,926)	(11,401,774)	(105,325,786)

FINANCING ACTIVITIES:
Principal payments on notes payable and bank lines-of-credit	(78,673)	(68,133,142)	(5,580,609)
Exercise of stock options	1,791,657	990,031	2,453,317
Shares repurchased	—	(1,150,407)	—

Net cash inflow (outflow) from financing activities	1,712,984	(68,293,518)	(3,127,292)

NET CASH INFLOW (OUTFLOW) FROM ALL ACTIVITIES	13,799,621	(14,431,532)	24,781,721
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	116,052,139	130,483,671	105,701,950

CASH AND EQUIVALENTS AT END OF YEAR	$129,851,760	$116,052,139	$130,483,671

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (CONTINUED)

FOR THE YEARS ENDED JULY 26, 2003, JULY 27, 2002, and JULY 28, 2001

	2003	2002	2001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$296,242	$450,832	$930,694
Income taxes	$6,055,608	$22,318,966	$44,656,415
Property and equipment acquired and financed with:
Notes payable	$—	$147,459	$280,280
Income tax benefit from stock options exercised	$28,447	$161,852	$3,819,860
During the year ended July 27, 2002, we acquired all of the capital stock of Arguss. See Note 3.
Fair market value of net assets acquired, including goodwill		$89,216,074
Less: Common stock issued		(82,732,894)
Assumption of Arguss stock options		(2,647,084)

Acquisition expenditures		3,836,096
Cash acquired		(1,942,620)

Acquisition expenditures, net of cash acquired		$1,893,476

During the year ended July 28, 2001, we acquired all of the capital stock of Cable Connectors, Inc. (“CAB”), Schaumberg Enterprises, Inc. (“SEI”), Point to Point Communications, Inc. (“PTP”), Stevens Communications, Inc. (“SCI”), and Nichols Holding, Inc. (“NCI”) at a cost of $103.1 million. In conjunction with these acquisitions, assets acquired and liabilities assumed were as follows:

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

      In February 2002, the Company acquired Arguss Communications, Inc. and in fiscal 2001 Cable Connectors, Inc., Point to Point Communications, Inc., Stevens Communications, Inc., and Nichols Holding, Inc. All of these acquisitions were accounted for using the purchase method of accounting; hence, the Company’s results include the results of these entities from their respective acquisition dates.

      The Company’s operations consist primarily of providing specialty-contracting services to the telecommunications and electrical utility industries. All material intercompany accounts and transactions have been eliminated.

      Accounting Period — The Company uses a fiscal year ending the Saturday closest to July 31. Fiscal year 2003 consisted of 52 weeks, as did fiscal years 2002 and 2001. Fiscal year 2004 will consist of 53 weeks.

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

      Estimates are used in the Company’s revenue recognition of work-in-process and in the determination of the allowance for doubtful accounts, self-insured claims liability, and asset lives used in computing depreciation and amortization, including amortization of intangibles.

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

      Property and Equipment — Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives range from: buildings — 20-31 years; leasehold improvements — the term of the respective lease or the estimated useful life of the improvements, whichever is shorter; new vehicles — 3-7 years; used vehicles — 1-7 years; new equipment and machinery — 2-10 years; used equipment and machinery — 1-10 years; and furniture and fixtures — 3-10 years. Maintenance and

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

      Intangible Assets — In June 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which supersedes APB Opinion No. 17, “Intangible Assets”. SFAS No. 142 establishes new standards for goodwill acquired in a business combination, eliminates amortization of goodwill, and instead sets forth methods to periodically evaluate goodwill for impairment. The Company adopted SFAS No. 142 in the first quarter of 2002. In accordance with SFAS No. 142, the Company will conduct on at least an annual basis a review of its reporting units with intangible assets to determine whether their carrying value exceeds their fair market value. Should this be the case, a detailed analysis of the reporting unit’s assets and liabilities is performed to determine whether the goodwill is impaired. The Company performed a review of these reporting units as of July 29, 2001 and identified the following reporting units in which an impairment loss was recognized: Apex Digital, Inc., Globe Communications, Inc., Locating, Inc., Point to Point Communications, Inc., Tesinc, Inc., Nichols Construction, Inc., C-2 Utility Contractors, Inc. and Lamberts’ Cable Splicing Co. The valuations performed as part of the analysis employed a combination of present value techniques to measure fair value corroborated by comparisons to estimated market multiples. Third party specialists were engaged to assist in the valuations. As a result, the Company recorded a non-cash impairment charge of $99.0 million ($86.9 million after tax) as of the first quarter of fiscal 2002. The impairment charge was recorded as a cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations for fiscal 2002. The subsidiaries with respect to which the Company recorded the impairment charge referred to above contributed 24.7% of the Company’s contract revenues during fiscal 2002 and 23.4% during fiscal 2003. During 2002 and 2003, the Company has aligned costs at these subsidiaries to better match the level of activity being experienced in the current economy. There can be no assurance that such measures taken will prevent additional write-downs of goodwill from being recorded based on the results of the Company’s annual test for impairment as required by SFAS No. 142. Impairment losses subsequent to adoption are required to be reflected in operating income or loss in the consolidated statements of operations.

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

      In the fourth quarter of fiscal 2002, the annual valuation required by SFAS No. 142 resulted in an impairment charge at the Company’s Point to Point reporting unit of $2.5 million. This impairment was primarily the result of Point to Point’s loss of business associated with WorldCom, Inc. (“WorldCom”).

      The Company also recorded an impairment charge of $0.3 million in the fourth quarter 2002 related to the write-down of backlog included with other intangible assets.

      The Company’s annual valuation for fiscal year 2003 did not result in any impairment charge.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited pro forma summary presents the Company’s net income and per share information as if it had accounted for its goodwill under SFAS No. 142 for fiscal 2001:

Year Ended
July 28,
2001

Reported net income	$61,410,531
Add back goodwill amortization, net of tax	5,043,106

Adjusted net income	$66,453,637

Reported basic earnings per share	$1.45
Add back goodwill amortization, net of tax	0.12

Adjusted basic earnings per share	$1.57

Reported diluted earnings per share	$1.44
Add back goodwill amortization, net of tax	0.12

Adjusted diluted earnings per share	$1.56

      Information regarding the Company’s other intangible assets is as follows:

	Weighted
	Average Life
	In Years	July 26, 2003	July 27, 2002

Carrying amount:
Licenses	5	$51,030	$51,030
Covenants not to compete	7	450,843	450,843
Backlog*	4	1,236,154	1,236,154

		1,738,027	1,738,027
Accumulated amortization:
Licenses		35,600	25,441
Covenants not to compete		330,026	267,630
Backlog		642,755	318,401

		1,008,381	611,472

Net		$729,646	$1,126,555

*	Resulting from Arguss acquisition.

      Amortization expense was $396,909, $400,258, and $6,619,534 for the fiscal years ended July 26, 2003, July 27, 2002, and July 28, 2001, respectively. Estimated amortization expense for fiscal 2004 and each of the four succeeding fiscal years is as follows:

Fiscal year ending July:	Amount

2004	$258,090
2005	$305,460
2006	$166,096
2007	$—
2008	$—

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Self-Insured Claims Liability — The Company retains the risk, up to certain limits, for automobile and general liability, workers’ compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $13,078,624 and $10,624,755 at July 26, 2003 and July 27, 2002, respectively. The determination of such claims and expenses and the appropriateness of the related liability is periodically reviewed and updated. Because the Company retains these risks, up to certain limits, a change in experience or actuarial assumptions could materially affect results of operations in a particular period.

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

      Stock Option Plans — Under Statement of Financial Accounting Standards (“SFAS”) No. 123 and No. 148, companies are permitted to continue to apply Accounting Principle Board (“APB”) Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company continues to apply APB Opinion No. 25 to its stock based compensation awards. The fair value of the options granted in fiscal 2003, 2002, and 2001 have been estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions and changes in these assumptions can materially impact the fair value of the options and the Company’s options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options. The pro forma disclosures required by SFAS No. 148 are reflected below. No stock-based compensation cost is reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002	2001

Net income (loss), as reported	$17,149,291	$(123,027,488)	$61,410,531
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects*	(5,069,963)	(6,818,161)	(7,346,667)

Pro forma net income (loss)	$12,079,328	$(129,845,649)	$54,063,864

Earnings (loss) per share:
Basic — as reported	$0.36	$(2.73)	$1.45

Basic — pro forma	$0.25	$(2.88)	$1.27

Diluted — as reported	$0.36	$(2.73)	$1.44

Diluted — pro forma	$0.25	$(2.88)	$1.26

Pro forma weighted average fair value of options granted	$7.96	$7.91	$25.62

Risk-free interest rate	3.3%	5.0%	5.6%

Expected life (years)	6	6	6

Expected volatility	59.0%	51.9%	58.3%

Dividends	—	—	—

* All awards refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 — that is, awards for which the fair value was required to be measured under Statement 123.

      Recently Issued Accounting Pronouncements — In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires certain financial instruments that could previously be accounted for by issuers as equity be classified as liabilities or, in some cases, assets. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into or modified any financial instruments subsequent to May 31, 2003.

      In January 2003, FIN 46, “Consolidation of Variable Interest Entities” was issued with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 requires that a variable interest entity be consolidated by a company if that company is the primary beneficiary of the variable interest entity. Primary beneficiary means the company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also sets forth disclosure requirements for those variable interest entities to which the company is not the primary beneficiary and therefore would not be consolidated. The disclosures are required in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was created. The Company does not have any interests in variable interest entities.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148’s transition provisions are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148.

      In November 2002, FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. This interpretation requires elaborating on the disclosures that must be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees or warranties that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this FIN are effective for financial statements issued after December 15, 2002 and its recognition requirements are applicable for guarantees issued or modified after December 31, 2002. The Company has not entered into or modified any guarantees subsequent to December 15, 2002 and the Company does not have any material warranties.

      In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued. This statement requires the recording of costs associated with exit or disposal activities at their fair values once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Computation of Per Share Earnings

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computation as required by SFAS No. 128. Common stock equivalents related to stock options are excluded from diluted earnings (loss) per share calculations if their effect would be anti-dilutive.

	2003	2002	2001

Net income (loss) before cumulative effect of change in accounting principle available to common stockholders (numerator)	$17,149,291	$(36,098,146)	$61,410,531
Cumulative effect of change in accounting principle, net of $12,116,700 income tax benefit	—	(86,929,342)	—

Net income (loss)	$17,149,291	$(123,027,488)	$61,410,531

Weighted-average number of common shares (denominator)	47,880,673	45,049,452	42,445,242

Basic earnings (loss) per common share before cumulative effect of change in accounting principle	$0.36	$(0.80)	$1.45
Cumulative effect of change in accounting principle	—	(1.93)	—

Basic earnings (loss) per common share	$0.36	$(2.73)	$1.45

Weighted-average number of common shares	47,880,673	45,049,452	42,445,242
Potential common stock arising from stock options	5,894	—	324,800

Total shares — diluted (denominator)	47,886,567	45,049,452	42,770,042

Diluted earnings (loss) per common share before cumulative effect of change in accounting principle	$0.36	$(0.80)	$1.44
Cumulative effect of change in accounting principle	—	(1.93)	—

Diluted earnings (loss) per common share	$0.36	$(2.73)	$1.44

      In fiscal year 2002, the number of stock options excluded because their effect would have been anti-dilutive was 69,649.

3.	Acquisitions

      The Company completed no acquisitions in fiscal 2003. During fiscal 2002 and 2001, the Company made the following acquisitions:

      In February 2002, the Company acquired 100% of the outstanding capital stock of Arguss for 4,853,031 shares of common stock for an aggregate purchase price of approximately $85.4 million before various transaction costs. Arguss provides infrastructure services to cable and telecommunication companies. This acquisition expands the Company’s geographical presence within its existing customer base.

      In April 2001, the Company acquired Nichols Holding, Inc. for $11.5 million in cash and 437,016 shares of common stock for an aggregate purchase price of $17.7 million before various transaction costs.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2001, the Company acquired Stevens Communications, Inc. for $9.9 million in cash and 76,471 shares of common stock for an aggregate purchase price of $12.5 million before various transaction costs.

      In December 2000, the Company acquired Point to Point Communications, Inc. for $52.2 million in cash and 312,312 shares of common stock for an aggregate purchase price of $65.3 million before various transaction costs.

      In December 2000, the Company acquired Schaumburg Enterprises, Inc. for $3.1 million in cash and 15,518 shares of common stock for an aggregate purchase price of $3.8 million before various transaction costs.

      In October 2000, the Company acquired Cable Connectors, Inc. for $3.2 million in cash and 13,286 shares of common stock for an aggregate purchase price of $3.8 million before various transaction costs.

      The Company recorded all of the above acquisitions using the purchase method of accounting. Under SFAS No. 142, goodwill associated with these acquisitions will be reviewed annually for impairment. The operating results of the companies acquired are included in the accompanying consolidated financial statements from their respective date of purchase.

      The following unaudited pro forma summaries present the Company’s consolidated results of operations as if the foregoing acquisitions had occurred on July 30, 2000:

	2002	2001

Total revenues	$719,025,249	$1,102,655,333
(Loss) income before income taxes	(28,989,825)	126,387,780
(Loss) income before cumulative effect of change in accounting principle	(37,537,912)	73,821,633
Cumulative effect of change in accounting principle	(86,929,342)	—
Net (loss) income	(124,467,254)	73,821,633
(Loss) earnings per share:
Basic	$(2.60)	$1.55
Diluted	$(2.60)	$1.54

      In connection with the majority of the acquisitions referred to above, the Company entered into employment contracts with certain executive officers of the acquired companies varying in length from three to six years.

4.     Accounts Receivable

      Accounts receivable, net classified as current, consist of the following:

	2003	2002

Contract billings	$121,061,058	$78,504,554
Retainage	3,657,219	11,719,587
Other receivables	1,239,925	1,045,166

Total	125,958,202	91,269,307
Less allowance for doubtful accounts	3,978,538	4,826,124

Accounts receivable, net	$121,979,664	$86,443,183

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The allowance for doubtful accounts changed as follows:

	For the Fiscal Year Ended

	July 26, 2003	July 27, 2002

Allowance for doubtful accounts at beginning of year	$4,826,124	$2,885,745
Allowance for doubtful account balances from acquisitions	—	2,697,089
Additions charged to bad debt expense	1,285,087	999,425
Amounts reclassed to non-current accounts receivable	(347,677)	—
Amounts charged against the allowance, net of recoveries	(1,784,996)	(1,756,135)

Allowance for doubtful accounts at end of year	$3,978,538	$4,826,124

      As of July 26, 2003 and July 27, 2002, the Company expected to collect all retainage balances within the next twelve months.

      Accounts receivable, classified as non-current, consist of pre-petition trade receivables due from Adelphia Communications Corporation of $21,567,480. Adelphia filed for bankruptcy protection in the fourth quarter of fiscal 2002.

5.     Costs and Estimated Earnings on Contracts in Progress

      The accompanying consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

	2003	2002

Costs incurred on contracts in progress	$29,066,176	$32,761,756
Estimated to date earnings	8,687,173	9,466,019

Total costs and estimated earnings	37,753,349	42,227,775
Less billings to date	3,642,282	9,232,815

	$34,111,067	$32,994,960

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$34,814,130	$33,349,021
Billings in excess of costs and estimated earnings	(703,063)	(354,061)

	$34,111,067	$32,994,960

      As stated in Note 1, the Company performs services under unit based and non-unit based contracts. The amounts presented above aggregate the effects of these types of contracts.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Property and Equipment

      The accompanying consolidated balance sheets include the following property and equipment:

	2003	2002

Land	$5,267,572	$5,267,572
Buildings	10,752,264	10,688,246
Leasehold improvements	1,495,615	1,496,466
Vehicles	119,717,399	127,645,455
Furniture and fixtures	17,129,884	16,070,328
Equipment and machinery	89,214,913	86,415,801

Total	243,577,647	247,583,868
Less accumulated depreciation	156,683,821	137,131,995

Property and equipment, net	$86,893,826	$110,451,873

      Maintenance and repairs of property and equipment amounted to $10,167,422, $9,155,233, and $12,470,702 for the fiscal years ended July 26, 2003, July 27, 2002, and July 28, 2001, respectively. Depreciation expense amounted to $38,677,050, $38,443,440 and $33,497,331 for the fiscal years ended July 26, 2003, July 27, 2002, and July 28, 2001, respectively.

7.     Other Accrued Liabilities

      Other accrued liabilities consist of the following:

	2003	2002

Accrued payroll and related taxes	$9,516,881	$9,737,919
Accrued employee bonus and benefit costs	8,770,112	8,198,014
Accrued construction costs	3,474,217	2,701,924
Other	9,134,447	9,393,816

Accrued Liabilities	$30,895,657	$30,031,673

8.     Notes Payable

      Notes payable are summarized as follows:

	2003	2002

Equipment loans	$29,697	$108,370
Less current portion	9,537	78,672

Notes payable-non-current	$20,160	$29,698

      During fiscal year 2002, the Company entered into a new three-year $200 million unsecured revolving Credit Agreement with a syndicate of banks that replaced the Company’s prior credit agreement. The Credit Agreement provides the Company with a commitment of $200 million for a three-year period and includes a $40 million sublimit for the issuance of letters of credit. Under the most restrictive covenants of the Credit Agreement, as of July 26, 2003, based on a multiple of EBITDA (as defined in the Credit Agreement), the available borrowing capacity is approximately $133.0 million. As of July 26, 2003, the Company had $24.3 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are all issued to insurance companies as part of the Company’s self-insurance program.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Credit Agreement requires that the Company maintain certain financial covenants and imposes certain conditions including restricting its ability to encumber assets or incur certain types of indebtedness and maintaining a leverage ratio of not greater than 2.25:1.00, as measured at the end of each fiscal quarter. At July 26, 2003, the Company was in compliance with all financial covenants and conditions under the Credit Agreement.

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

9.     Income Taxes

      The components of the provision (benefit) for income taxes are:

	2003	2002	2001

Current:
Federal	$5,518,257	$13,840,197	$35,156,889
State	2,010,581	3,376,015	6,752,275

	7,528,838	17,216,212	41,909,164

Deferred:
Federal	5,252,117	(6,898,232)	1,488,772
State	525,212	(810,049)	174,825

	5,777,329	(7,708,281)	1,663,597

Total tax provision	$13,306,167	$9,507,931	$43,572,761

      The deferred tax provision (benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The deferred tax assets and liabilities are comprised of the following:

	2003	2002

Deferred tax assets:
Self-insurance, warranty, and other non-deductible reserves	$12,945,870	$11,533,173
Allowance for doubtful accounts	1,545,658	9,845,789
Goodwill	6,998,184	8,776,509
Other	1,355,720	1,299,502

	$22,845,432	$31,454,973

Deferred tax liabilities:
Property and equipment	$6,658,867	$9,487,267
Other	240,673	244,486

	$6,899,540	$9,731,753

Net deferred tax assets	$15,945,892	$21,723,220

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company believes that it is more likely than not that the deferred tax assets will be realized through future taxable income.

      The difference between the total tax provision and the amount computed by applying the statutory federal income tax rates to pre-tax income is as follows:

	2003	2002	2001

Statutory rate applied to pre-tax income	$10,659,410	$(9,306,575)	$36,744,152
State taxes, net of federal tax benefit	1,648,265	1,667,878	4,502,614
Amortization of intangible assets, with no (book) tax benefit	(17,868)	—	914,411
Write down of intangible assets, with no tax benefit	—	16,643,629	—
Tax effect of non-deductible items	870,562	1,031,315	1,787,285
Non-taxable interest income	(176,248)	(189,454)	(487,277)
Other items, net	322,046	(338,862)	111,576

Total tax provision	$13,306,167	$9,507,931	$43,572,761

10.     Other Income, Net

      The components of other income, net are as follows:

	2003	2002	2001

Gain on sale of fixed assets	$1,945,078	$728,420	$1,253,873
Miscellaneous income	1,036,086	731,362	1,418,950

Total other income, net	$2,981,164	$1,459,782	$2,672,823

11.     Capital Stock

      On February 24, 2003, the Board of Directors authorized the repurchase of up to $25 million worth of the Company’s common stock over an eighteen-month period. Any such repurchases will be made in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of common stock, and the plan may be suspended at any time. Pursuant to Florida law, any shares repurchased will be added to the Company’s authorized, unissued shares and are available for future use. No shares have been repurchased under this program as of September 30, 2003.

      On November 26, 2002, the shareholders of the Company approved the 2002 Directors Restricted Stock Plan wherein non-employee directors must elect to receive a minimum percentage of their annual fees in restricted shares of the Company’s common stock. The Company has reserved 100,000 shares of its common stock for issuance under the plan. The number of restricted shares of the Company’s common stock to be granted is based on the fair market value of a share of common stock on the date such fees are payable. As of July 26, 2003, 4,066 shares had been issued under this plan at a weighted average market price of $12.11 per share.

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Employee Benefit Plans

      The Company and certain of its subsidiaries sponsor contribution plans that provide retirement benefits to all employees that elect to participate. Under the plans, participating employees may defer up to 15% of their base pre-tax compensation. Generally, the Company’s contribution to the plan is a match of 30% of the employee’s contributions. This match is limited to employee contributions of up to 5% of their base pre-tax compensation. The Company’s contributions were $698,218, $881,603, and $851,903 in fiscal years 2003, 2002, and 2001, respectively.

13.     Stock Option Plans

      The Company reserved 2,025,000 shares of common stock under its 1991 Incentive Stock Option Plan (the “1991 Plan”), which was approved by the shareholders on November 25, 1991. The 1991 Plan provided for the granting of options to key employees until it expired in 2001. Options were granted at the closing price on the date of grant and were exercisable over a period of up to five years. Since the 1991 Plan’s adoption, certain of the options granted have lapsed as a result of employees terminating their employment with the Company.

      The Company has reserved 3,316,845 shares of common stock under its 1998 Incentive Stock Option Plan (the “1998 Plan”) that was approved by the shareholders on November 23, 1998. The 1998 Plan provides for the granting of options to key employees until it expires in 2008. Options are granted at the closing price on the date of the grant and are exercisable over a period of up to ten years. At July 26, 2003, July 27, 2002, and July 28, 2001, options available for grant under the 1998 Plan were 867,589 shares, 1,441,804 shares, and 1,961,655 shares, respectively.

      The Company has reserved 1,017,165 shares of common stock under its Arguss Communications, Inc. 1991 Stock Option Plan (the “1991 Arguss Plan”), as extended in 2001. The 1991 Arguss Plan provided for the granting of options to key employees. Options were granted at the closing price on the date of grant and are exercisable over a period of 5 to 10 years. No further options have been or will be granted under the 1991 Arguss Plan.

      The Company has reserved 240,000 shares of common stock under the 2001 Directors Stock Option Plan (“the 2001 Directors Plan”) that was approved by the shareholders on November 20, 2001. The 2001 Directors Plan provides for the granting of options to the directors until it expires in 2011. Options are granted at the closing price on the date of grant and are exercisable over a period of up to five years. At July 26, 2003 and July 27, 2002, options available for grant under the 2001 Directors Plan were 201,000 and 218,000, respectively

      During fiscal 2001, the Company granted options under the 1998 Plan to purchase an aggregate of 616,684 shares of common stock. The options were granted at a range of exercise prices of between $10.50 and $45.31, the fair market value on the date of grant.

      During fiscal 2002, the Company granted options under the 1998 Plan to purchase an aggregate of 707,908 shares of common stock. The options were granted at a range of exercise prices of between $13.20 and $14.34, the fair market value on the date of grant. During fiscal 2002, the Company granted options under the 1991 Plan, to purchase an aggregate of 48,852 shares at an exercise price of $14.21, the fair market value on the date of grant. Also in fiscal 2002, the Company granted options to non-employee directors under the 2001 Directors’ Plan to purchase an aggregate of 22,000 shares. The options were granted at a range of exercise prices of between $12.91 and $15.00, the fair market value on the date of grant.

      During fiscal 2003, the Company granted options under the 1998 Plan to purchase an aggregate of 772,152 shares of common stock. The options were granted at a range of exercise prices of between $10.45 and $16.21, the fair market value on the date of grant. Also in fiscal 2003, the Company granted to non-employee

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directors under the 2001 Directors’ Plan 17,000 shares at an exercise price of $14.96, the fair market value on the date of grant.

      The following table summarizes the status of all Company stock option plans for the three years ended July 28, 2001, July 27, 2002, and July 26, 2003:

	Number of	Weighted Average
	Shares	Exercise price

Options outstanding at July 28, 2000	1,379,159	$21.82
Granted	616,684	$42.48
Terminated	(35,643)	$31.27
Exercised	(209,074)	$11.73

Options outstanding at July 28, 2001	1,751,126	$30.10
Granted	778,760	$14.31
Converted Arguss options	1,017,165	$40.20
Terminated	(283,764)	$31.77
Exercised	(110,879)	$9.18

Options outstanding at July 27, 2002	3,152,408	$30.18
Granted	789,152	$13.80
Terminated	(774,677)	$33.34
Exercised	(136,299)	$13.15

Options outstanding at July 26, 2003	3,030,584	$25.89
Exercisable options at
July 28, 2001	343,119	$23.52
July 27, 2002	1,638,763	$35.53
July 26, 2003	1,438,997	$33.42

      The range of exercise prices for options outstanding at July 26, 2003 was $9.00 to $58.73. The range of exercise prices for options is due to changes in the price of the Company’s stock over the period of the grants.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes information about options outstanding at July 26, 2003:

	Outstanding Options

		Weighted
		Average	Weighted
		Remaining	Average
	Number of	Contractual	Exercise
	Shares	Life	Price

Range of exercise prices
$ 5.00 to $10.00	3,333	8.3	$9.00
$10.01 to $12.50	37,452	8.6	$10.65
$12.51 to $15.00	1,483,165	8.3	$14.06
$15.01 to $20.00	29,400	6.3	$16.56
$20.01 to $25.00	—	—	$—
$25.01 to $30.00	587,880	5.2	$27.43
$30.01 to $35.00	84,264	6.6	$30.42
$35.01 to $40.00	56,600	6.3	$37.19
$40.01 to $47.00	428,169	6.8	$45.38
$47.01 to $60.00	320,321	4.7	$51.41

	3,030,584	7.0	$25.89

	Exercisable Options

	Number of Shares	Weighted
	Exercisable	Average
	as of	Exercise
	July 26, 2003	Price

Range of exercise prices
$ 5.00 to $10.00	3,333	$9.00
$10.01 to $12.50	10,000	$10.50
$12.51 to $15.00	239,466	$14.12
$15.01 to $20.00	20,800	$16.66
$20.01 to $25.00	—	$—
$25.01 to $30.00	523,930	$27.59
$30.01 to $35.00	67,121	$30.40
$35.01 to $40.00	30,300	$37.19
$40.01 to $47.00	241,351	$45.46
$47.01 to $60.00	302,696	$51.63

	1,438,997	$33.42

      These options will expire if not exercised at specific dates ranging from August 2003 to June 2013. The prices for the options exercisable at July 26, 2003 ranged from $9.00 to $58.73.

14.     Related Party Transactions

      The Company leases administrative offices from entities related to officers of certain of its subsidiaries. The total expense under these arrangements for the years ended July 26, 2003, July 27, 2002, and July 28,

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001 was $1,900,454, $1,915,649, and $1,664,918, respectively. The future minimum lease commitments under these arrangements during each fiscal year through fiscal 2008 and thereafter are:

2004	2005	2006	2007	2008	Thereafter	Total

$1,077,286	$368,095	$225,264	$145,374	$4,800	$73,600	$1,894,419

15.     Major Customers and Concentration of Credit Risk

      The Company’s operating subsidiaries obtain contracts from both public and private concerns. For the years ended July 26, 2003, July 27, 2002, and July 28, 2001, Comcast, BellSouth and Sprint revenues were approximately 33.0%, 12.1% and 7.6%, 18.6%, 16.6% and 4.4%, and 20.0%, 17.9% and 5.2%, respectively, of contract revenues. Comcast and AT&T Broadband revenues have been combined for periods prior to Comcast’s November 18, 2002 acquisition of AT&T Broadband.

      Financial instruments which subject the Company to concentrations of credit risk consist almost entirely of trade accounts receivable. Comcast, Sprint, and BellSouth represent a significant portion of the Company’s customer base. As of July 26, 2003, the total outstanding trade receivables from Comcast, Sprint, and BellSouth were approximately $56.0 million or 38.3%, $8.6 million or 5.9%, and $5.8 million or 4.0%, respectively, of the outstanding trade receivables.

16.     Commitments and Contingencies

      The Company and its subsidiaries have operating leases covering office facilities, vehicles, and equipment that have noncancelable terms in excess of one year. Certain of these leases contain renewal provisions and generally require the Company to pay insurance, maintenance, and other operating expenses. Total expense incurred under operating lease agreements, excluding the transactions with related parties (see Note 14), for the years ended July 26, 2003, July 27, 2002, and July 28, 2001 was $7,389,748, $9,331,815, and $7,095,179, respectively. The future minimum obligations under these leases during each fiscal year through fiscal 2008 and thereafter are:

2004	2005	2006	2007	2008	Thereafter	Total

$5,789,901	$2,597,972	$1,335,421	$571,127	$200,379	$48,000	$10,542,800

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Segment Information

      The Company operates in one reportable segment as a specialty contractor. The Company provides engineering, placement and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers, and cable television multiple system operators. Additionally, the Company provides similar services related to the installation of integrated voice, data, and video local and wide area networks within buildings and also provides underground locating services to various utilities and provides electrical and other construction and maintenance services to electric utilities and others. These services are provided by the Company’s various subsidiaries, which provide management with monthly financial statements. All of the Company’s subsidiaries have been aggregated into one reporting segment due to their similar customer bases, products and production methods, and distribution methods. The following table presents information regarding annual contract revenues by type of customer:

	2003	2002	2001

Telecommunications	$546,584,693	$556,371,832	$763,686,502
Utility line locating	55,657,948	55,204,177	47,882,979
Electrical utilities and other construction and maintenance	15,940,012	12,444,968	15,176,301

Total contract revenues	$618,182,653	$624,020,977	$826,745,782

18.     Quarterly Financial Data (Unaudited)

      In the opinion of management, the following unaudited quarterly data for the years ended July 26, 2003 and July 27, 2002 reflect all adjustments, which consist of normal recurring accruals necessary to present a fair statement of amounts shown for such periods. The earnings per common share calculation for each quarter is based on the weighted average shares of common stock outstanding plus the dilutive effect of stock options.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	(in dollars, except per share amounts)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003:
Revenues	$158,480,914	$137,153,597	$139,665,894	$182,882,248

Income (Loss) Before Income Taxes	$7,155,744	$(1,124,767)	$4,734,279	$19,690,202

Net Income (Loss)	$4,114,553	$(1,110,936)	$2,784,159	$11,361,515

Earnings (Loss) per Common Share:
Basic	$0.09	$(0.02)	$0.06	$0.24
Diluted	$0.09	$(0.02)	$0.06	$0.24
2002:
Revenues	$167,814,616	$138,282,262	$169,751,754	$148,172,345

Income (Loss) Before Income Taxes	$13,741,645	$8,746,330	$13,589,862	$(62,668,052)

Net (Loss) Income:
Net Income (Loss) Before Cumulative Effect of Change in Accounting Principle	$8,025,413	$5,008,249	$7,712,292	$(56,844,100)
Cumulative Effect of Change in Accounting Principle, net of $12,116,700 Income Tax Benefit	(86,929,342)	—	—	—

Net (Loss) Income:	$(78,903,929)	$5,008,249	$7,712,292	$(56,844,100)

(Loss) Earnings per Common Share:
Basic earnings (loss) per share before change in accounting principle	$0.19	$0.12	$0.17	$(1.19)
Cumulative effect of change in accounting principle	$(2.02)	$—	$—	$—

Basic (loss) earnings per share	$(1.83)	$0.12	$0.17	$(1.19)

Diluted earnings (loss) per share before change in accounting principle	$0.19	$0.12	$0.17	$(1.19)
Cumulative effect of change in accounting principle	$(2.02)	—	—	—

Diluted (loss) earnings per share	$(1.83)	$0.12	$0.17	$(1.19)

      Each of the quarters indicated above has 13 weeks. The sum of quarterly earnings per share amounts can differ from those reflected in the Company’s Consolidated Statements of Operations due to the weighting of common stock and common stock equivalents outstanding during each of the respective periods. In fiscal 2002, the Company recorded after tax impairment charges of $86.9 million as a cumulative effect of change in accounting principle and a $47.9 million pre-tax impairment write-off ($47.8 million after tax) in the fourth quarter 2002. Also, in the fourth quarter 2002, the Company increased its bad debt expense by $20.6 million ($12.1 million after tax) related to accounts receivables due from Adelphia and WorldCom.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Dycom Industries, Inc.
Palm Beach Gardens, FL

      We have audited the accompanying consolidated balance sheets of Dycom Industries, Inc. and subsidiaries (the “Company”) as of July 26, 2003 and July 27, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 26, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dycom Industries, Inc. and subsidiaries as of July 26, 2003 and July 27, 2002, and the results of their operations and their cash flows for each of the three years in the period ended July 26, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE LLP

Certified Public Accountants
West Palm Beach, Florida

August 22, 2003

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      There have been no changes in or disagreements with accountants on accounting and financial disclosures within the meaning of Item 304 of Regulation S-K.

Item 9A.     Controls and Procedures

      The Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

      There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information concerning directors and nominees of the Registrant and other information as required by this item are hereby incorporated by reference from the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

      The following table sets forth certain information concerning the Company’s executive officers, all of whom serve at the pleasure of the Board of Directors.

			Executive Officer
Name	Age	Office	Since

Steven E. Nielsen	40	President, Chief Executive Officer	2/26/96
Richard L. Dunn	54	Senior Vice President and Chief Financial Officer	1/28/00
Timothy R. Estes	49	Executive Vice President and Chief Operating Officer	9/01/01
Michael K. Miller	43	General Counsel and Corporate Secretary	3/17/03

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

      Michael K. Miller is the Company’s General Counsel and Corporate Secretary. Mr. Miller has been employed with the Company in this capacity since March 17, 2003. Mr. Miller was previously employed as Counsel to the law firm of Nason, Yeager, Gerson, White & Lioce, P.A. from December 2001 to March 2003, where he practiced corporate and securities law. From June 1998 to December 2001, Mr. Miller practiced corporate and securities law as Counsel to the law firm of Edwards & Angell, LLP, a Boston-based, regional law firm. Mr. Miller began his legal career with the international law firm of Cadwalader, Wickersham & Taft, where he spent five years as a corporate associate. Mr. Miller is a member of the Florida Bar.

Item 11.	Executive Compensation

      Information concerning executive compensation is hereby incorporated by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information concerning the ownership of certain of the Registrant’s beneficial owners and management and related stockholder matters is hereby incorporated by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions

      Information concerning relationships and related transactions is hereby incorporated by reference for the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as a part of this report:

Page

1. Consolidated financial statements:
Consolidated balance sheets at July 26, 2003 and July 27, 2002	27
Consolidated statements of operations for the years ended July 26, 2003, July 27, 2002, and July 28, 2001	28
Consolidated statements of stockholders’ equity for the years ended July 26, 2003, July 27, 2002 and July 28, 2001	29
Consolidated statements of cash flows for the years ended July 26, 2003, July 27, 2002 and July 28, 2001	30
Notes to consolidated financial statements	32
Independent Auditors’ report	50
2. Financial statement schedules:
All schedules have been omitted because they are inapplicable, not required, or the information is included in the above referenced consolidated financial statements or the notes thereto.

3.	Exhibits furnished pursuant to the requirements of Form 10-K:

Exhibit
No.	Description

3(i )	Restated Articles of Incorporation of Dycom (incorporated by reference to Dycom’s Form 10-Q filed with the Commission on June 11, 2002).

Exhibit
No.	Description

3(ii )	Amended By-laws of Dycom, as amended on May 24, 1999 (incorporated by reference to Dycom’s Registration Statement on Form S-4 (File No. 333-81268), filed with the Commission on January 23, 2002).

4.1	Shareholder Protection Rights Agreement, dated as of June 1, 1992, among Dycom Industries, Inc. and First Union National Bank of North Carolina as Rights Agent (incorporated by reference to Dycom’s Form S-4 filed with the Commission on June 24, 1992).

4.2	Shareholder Rights Agreement, dated April 4, 2001, between the Company and the Rights Agent (which includes the Form of Rights Certificate, as Exhibit A, the Summary of Rights to Purchase Preferred Stock, as Exhibit B, and the Form of Articles of Amendment to the Articles of Incorporation for Series A Preferred Stock, as Exhibit C), (incorporated by reference to Dycom’s Form 8-A filed with the Commission on April 6, 2001).

4.3	Stockholders’ Agreement, dated as of January 7, 2002, among Dycom, Troy Acquisition Corp., Arguss Communications, Inc. and certain stockholders of Arguss Communications, Inc. (incorporated by reference to Dycom’s Registration Statement on From S-4 (File No. 333-81268), filed with the Commission on January 23, 2002).

10.1	Credit Agreement dated June 3, 2002 by and among Dycom Industries, Inc. and the Wachovia Bank, National Association, as Administrative Agent for the Lenders and Bank of America, N.A., as Syndication Agent (incorporated by reference to Dycom’s Form 10-Q filed with the Commission on June 11, 2002).

10.2	1998 Incentive Stock Option Plan (incorporated by reference to Dycom’s Definitive Proxy Statement filed with the Commission on September 30, 1999).

10.3	1991 Incentive Stock Option Plan (incorporated by reference to Dycom’s Definitive Proxy Statement filed with the Commission on November 5, 1991).

10.4	Employment Agreement for Steven E. Nielsen (incorporated by reference to Dycom’s 10-K filed with the Commission on November 7, 1999).

10.5	Employment Agreement for Richard L. Dunn (incorporated by reference to Dycom’s 10-Q filed with the Commission on June 9, 2000).

10.6	Employment Agreement for Timothy R. Estes (incorporated by reference to Dycom’s Form 10-K filed with the Commission on October 18, 2002).

10.7	2002 Directors Restricted Stock Plan (incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement, filed with the Commission on October 22, 2002, File No. 001-10613).

10.8	First Amendment to Credit Agreement dated March 4, 2003 (incorporated by reference to Dycom’s Form 10-Q filed with the Commission on March 11, 2003).

10.9	Amendment to the Employment Agreement between Richard L. Dunn and Dycom Industries, Inc. effective as of January 28, 2003 (incorporated by reference to Dycom’s Form 10-Q filed with the Commission on March 11, 2003).

11	Statement re computation of per share earnings. All information required by Exhibit 11 is presented in Note 2 of the Company’s consolidated financial statements in accordance with the provisions of SFAS No. 128.

21.1*	Subsidiaries of Dycom Industries, Inc.

Exhibit
No.	Description

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit hereto.

      (b) Reports on Form 8-K:

The following reports on Form 8-K were filed on behalf of the Registrant during the quarter ended July 26, 2003:

(i)	Press release with respect to third quarter results and conference call held June 3, 2003.

                                             Item Reported: 9

                                             Date Filed: June 9, 2003

(ii)	Press release announcing earnings for the third quarter of 2003 and guidance for the fourth quarter of 2003 and first quarter of 2004.

                                             Item Reported: 9

                                             Date Filed: June 3, 2003

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

/s/ STEVEN E. NIELSEN

Name: Steven E. Nielsen
Title: President and Chief Executive Officer

Date: October 1, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ RICHARD L. DUNN Richard L. Dunn	Senior Vice President and Chief Financial Officer	October 1, 2003

/s/ STEVEN E. NIELSEN Steven E. Nielsen	Chairman of the Board of Directors	October 1, 2003

/s/ CHARLES M. BRENNAN, III Charles M. Brennan, III	Director	October 1, 2003

/s/ KRISTINA M. JOHNSON Kristina M. Johnson	Director	October 1, 2003

/s/ JOSEPH M. SCHELL Joseph M. Schell	Director	October 1, 2003

/s/ TONY G. WERNER Tony G. Werner	Director	October 1, 2003

/s/ RONALD P. YOUNKIN Ronald P. Younkin	Director	October 1, 2003