Form 10-Q
period 2003-10-25
DYCOM INDUSTRIES INC
filed 2003-12-05
CIK 67215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 25, 2003

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 25, 2003
Common Stock, par value $0.33 1/3 per share	48,254,798

1 of 23

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EX-10.1 2nd Amendment to Credit Agreement
EX-10.2 Amendment to Employment Agreement
EX-10.3 Plan of Merger
EX-31.1 CEO Certification Pursuant to Section 302
EX-31.2 CFO Certification Pursuant to Section 302
EX-32.1 CEO Certification Pursuant to Section 906
EX-32.2 CFO Certification Pursuant to Section 906

DYCOM INDUSTRIES, INC.

INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets-October 25, 2003 and July 26, 2003	3

Condensed Consolidated Statements of Operations for the Three Months Ended October 25, 2003 and October 26, 2002	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 25, 2003 and October 26, 2002	5-6

Notes to Condensed Consolidated Financial Statements	7-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	22

SIGNATURES	23

2 of 23

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 25,	July 26,
ASSETS	2003	2003

CURRENT ASSETS:
Cash and equivalents	$149,794,385	$129,851,760
Accounts receivable, net	124,803,409	121,979,664
Costs and estimated earnings in excess of billings	37,319,061	34,814,130
Deferred tax assets, net	9,269,856	8,778,775
Inventories	3,068,041	2,669,796
Other current assets	10,562,491	7,378,452

Total current assets	334,817,243	305,472,577

PROPERTY AND EQUIPMENT, net	80,665,828	86,893,826

OTHER ASSETS:
Goodwill, net	106,615,836	106,615,836
Intangible assets, net	664,998	729,646
Accounts receivable	21,567,480	21,567,480
Deferred tax assets, net non-current	7,260,991	7,167,117
Other	7,340,333	8,096,095

Total other assets	143,449,638	144,176,174

TOTAL	$558,932,709	$536,542,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,359,139	$22,734,971
Notes payable	8,886	9,537
Billings in excess of costs and estimated earnings	720,876	703,063
Accrued self-insured claims	11,259,228	11,219,265
Income taxes payable	8,266,683	5,168,984
Other accrued liabilities	32,082,695	30,897,930

Total current liabilities	78,697,507	70,733,750

NOTES PAYABLE	18,355	20,160
ACCRUED SELF-INSURED CLAIMS	13,633,951	14,175,209
OTHER LIABILITIES	1,116,156	1,273,889

Total liabilities	93,465,969	86,203,008

COMMITMENTS AND CONTINGENCIES, Note 9 STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 48,073,264 and 47,986,768 issued and outstanding, respectively	16,024,416	15,995,584
Additional paid-in capital	337,565,116	336,394,016
Retained earnings	111,877,208	97,949,969

Total stockholders’ equity	465,466,740	450,339,569

TOTAL	$558,932,709	$536,542,577

See notes to condensed consolidated financial statements—unaudited.

3 of 23

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended

	October 25,	October 26,
	2003	2002

REVENUES:
Contract revenues earned	$196,021,442	$158,480,914

EXPENSES:
Costs of earned revenues, excluding depreciation	147,049,735	123,580,192
General and administrative	17,507,642	18,275,419
Depreciation and amortization	9,334,410	10,829,811

Total	173,891,787	152,685,422

Interest income, net	318,251	274,980
Other income, net	845,543	1,085,272

INCOME BEFORE INCOME TAXES	23,293,449	7,155,744

PROVISION FOR INCOME TAXES:
Current	9,951,165	4,160,089
Deferred	(584,955)	(1,118,898)

Total	9,366,210	3,041,191

NET INCOME	$13,927,239	$4,114,553

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.29	$0.09

Diluted earnings per share	$0.29	$0.09

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE
Basic	48,028,895	47,863,069

Diluted	48,486,210	47,866,546

See notes to condensed consolidated financial statements—unaudited.

4 of 23

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended

	October 25,	October 26,
	2003	2002

Increase (Decrease) in Cash and Equivalents from:
OPERATING ACTIVITIES:
	$13,927,239	$4,114,553
Net Income Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	9,334,410	10,829,811
Bad debts expense	813,411	430,515
Gain on disposal of assets	(594,893)	(825,189)
Deferred income taxes	(584,955)	(1,118,898)
Other	18,955	—
Change in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in operating assets:
Accounts receivable, net	(3,637,156)	(19,075,790)
Unbilled revenues, net	(2,487,118)	855,575
Other current assets	(3,582,284)	(2,450,282)
Other assets	755,762	16,016
Increase (decrease) in operating liabilities:
Accounts payable	3,624,168	399,826
Customer advances	(2,273)	52,395
Accrued self-insured claims and other liabilities	528,010	259,186
Accrued income taxes	3,097,699	1,821,065

Net cash inflow (outflow) from operating activities	21,210,975	(4,691,217)

INVESTING ACTIVITIES:
Capital expenditures	(3,806,285)	(2,107,238)
Proceeds from sale of assets	1,359,414	1,888,040

Net cash outflow from investing activities	(2,446,871)	(219,198)

FINANCING ACTIVITIES:
Principal payments on notes payable and bank lines-of-credit	(2,456)	(26,277)
Exercise of stock options	1,180,977	206,026

Net cash inflow from financing activities	1,178,521	179,749

NET CASH INFLOW (OUTFLOW) FROM ALL ACTIVITIES	19,942,625	(4,730,666)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	129,851,760	116,052,139

CASH AND EQUIVALENTS AT END OF PERIOD	$149,794,385	$111,321,473

See notes to condensed consolidated financial statements—unaudited.

5 of 23

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Three Months Ended

	October 25,	October 26,
	2003	2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$6,240	$1,179
Income taxes	$7,363,014	$2,821,796

See notes to condensed consolidated financial statements—unaudited.

6 of 23

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. (“Dycom” or the “Company”) as of October 25, 2003 and July 26, 2003, and the related condensed consolidated statements of operations and cash flows for the three months ended October 25, 2003 and October 26, 2002, reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended October 25, 2003 are not necessarily indicative of the results that may be expected for the entire year.

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

ACCOUNTING PERIOD — The Company uses a fiscal year ending the Saturday closest to July 31. Fiscal year 2003 consisted of 52 weeks, while fiscal year 2004 will consist of 53 weeks.

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

INVENTORIES — Inventories consist primarily of materials and supplies used in the Company’s business and are carried at the lower of cost (first in, first out) or market (net realizable value). No obsolescence reserve has been recorded in the periods presented.

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

INTANGIBLE ASSETS — In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles Assets”, which supersedes Accounting Principle Board “(APB”) Opinion No. 17, “Intangible Assets”. SFAS No. 142 establishes new standards for goodwill acquired in a business combination, eliminates amortization of goodwill, and instead sets forth methods to periodically evaluate goodwill for impairment. The Company adopted SFAS No. 142 in the first quarter of 2002. In accordance with SFAS No. 142, the Company will conduct on at least an annual basis a review of its reporting units with goodwill to determine whether their carrying value exceeds their fair market value. Should this be the case, a detailed analysis of the reporting unit’s assets and liabilities is performed to determine whether the

7 of 23

goodwill is impaired. Impairment losses are required to be reflected in operating income or loss in the consolidated statements of operations.

The Company’s annual valuation for fiscal year 2003 did not result in any impairment charge.

Information regarding the Company’s other intangible assets subject to testing for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” is as follows:

	Weighted
	Average Life
	In Years	October 25, 2003	July 26, 2003

Carrying amount:
Licenses	5	$51,030	$51,030
Covenants not to compete	7	450,843	450,843
Backlog	4	1,236,154	1,236,154

		1,738,027	1,738,027
Accumulated amortization:
Licenses		38,151	35,600
Covenants not to compete		342,527	330,026
Backlog		692,351	642,755

		1,073,029	1,008,381

Net		$664,998	$729,646

Amortization expense was $64,648 and $148,971 for the three months ended October 25, 2003 and October 26, 2002, respectively. Estimated amortization expense for fiscal 2004 through 2006 is as follows:

Fiscal year ending July:	Amount:
2004	$258,090
2005	$305,460
2006	$166,096

SELF-INSURED CLAIMS LIABILITY — The Company retains the risk, up to certain limits, for automobile and general liability, workers’ compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. The self-insured claims liability includes incurred but not reported losses of $15,466,880 and $13,078,624 at October 25, 2003 and July 26, 2003, respectively. The determination of such claims and expenses and the appropriateness of the related liability is periodically reviewed and updated. Because the Company retains these risks, up to certain limits, a change in experience or actuarial assumptions could materially affect results of operations in a particular period.

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

STOCK OPTION PLANS — Under SFAS No. 123 and No. 148, companies are permitted to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company continues to apply APB Opinion No. 25 to its stock based compensation awards. The pro forma disclosures required by SFAS No. 148 are reflected

8 of 23

below. No stock-based compensation cost is reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

	For the Three Months Ended

	October 25,	October 26,
	2003	2002

Net income, as reported	$13,927,239	$4,114,553
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects*	(936,539)	(1,610,137)

Pro forma net income	$12,990,700	$2,504,416

Earnings per share:
Basic — as reported	$0.29	$0.09

Basic — pro forma	$0.27	$0.05

Diluted — as reported	$0.29	$0.09

Diluted — pro forma	$0.27	$0.05

*   All awards refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 — that is, awards for which the fair value was required to be measured under SFAS No. 123.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS — In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires certain financial instruments that could previously be accounted for by issuers as equity be classified as liabilities or, in some cases, assets. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not have any financial instruments that are impacted by SFAS No. 150.

In January 2003, FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” was issued with the objective of improving financial reporting by companies involved with variable interest entities. In October 2003, the FASB deferred the effective date for applying certain provisions of FIN 46. The Company does not have any interests in variable interest entities.

9 of 23

2.     COMPUTATION OF PER SHARE EARNINGS

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS No. 128.

	For the Three Months Ended

	October 25,	October 26,
	2003	2002

Net income available to common stockholders (numerator)	$13,927,239	$4,114,553

Weighted-average number of common shares (denominator)	48,028,895	47,863,069

Basic earnings per common share	$0.29	$0.09

Weighted-average number of common shares	48,028,895	47,863,069
Potential common stock arising from stock options	457,315	3,477

Total shares — diluted (denominator)	48,486,210	47,866,546

Diluted earnings per common share	$0.29	$0.09

3.     ACQUISITIONS

The Company completed no acquisitions in fiscal 2003.

Subsequent to the end of the quarter, the Company closed two acquisitions.

On November 25, 2003, the Company purchased substantially all of First South Utility Construction, Inc.’s (“First South”) assets and assumed certain liabilities associated with these assets for approximately $50 million in cash and 175,840 shares of Dycom’s common stock. In conjunction with the acquisition, the Company also paid approximately $9 million for excess working capital consisting primarily of accounts receivable and unbilled revenue. The Company deposited approximately $6.4 million of such amount in escrow, to be returned to the Company to the extent such amounts remain outstanding on April 15, 2004.

On December 3, 2003, the Company acquired UtiliQuest Holdings Corp. (“UtiliQuest”) for approximately $120 million in cash. Under the terms of the merger agreement, UtiliQuest merged with a newly-formed subsidiary of the Company with UtiliQuest surviving as a wholly owned subsidiary of the Company. The Company borrowed approximately $85 million under its Credit Agreement in connection with this acquisition.

4.     ACCOUNTS RECEIVABLE

Accounts receivable, net classified as current, consist of the following:

	October 25,	July 26,
	2003	2003

Contract billings	$124,623,653	$121,061,058
Retainage	4,322,186	3,657,219
Other receivables	797,214	1,239,925

Total	129,743,053	125,958,202
Less allowance for doubtful accounts	4,939,644	3,978,538

Accounts receivable, net	$124,803,409	$121,979,664

10 of 23

The allowance for doubtful accounts changed as follows:

	For the Three Months Ended

	October 25,	October 26,
	2003	2002

Allowance for doubtful accounts at 7/26/2003 and 7/27/2002, respectively	$3,978,538	$4,826,124
Additions charged to bad debt expense	813,411	430,515
Amounts charged against the allowance, net of recoveries	147,695	(208,712)

Allowance for doubtful accounts	$4,939,644	$5,047,927

As of October 25, 2003, the Company expected to collect all retainage balances within the next twelve months.

Accounts receivable, classified as non-current, consist of pre-petition trade receivables due from Adelphia Communications Corporation (“Adelphia”) of $21,567,480. Adelphia filed for bankruptcy protection in the fourth quarter of fiscal 2002.

5.     COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

	October 25,	July 26,
	2003	2003

Costs incurred on contracts in progress	$31,524,902	$29,066,176
Estimated to date earnings	10,560,900	8,687,173

Total costs and estimated earnings	42,085,802	37,753,349
Less billings to date	5,487,617	3,642,282

	$36,598,185	$34,111,067

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$37,319,061	$34,814,130
Billings in excess of costs and estimated earnings	(720,876)	(703,063)

	$36,598,185	$34,111,067

As stated in Note 1, the Company performs services under unit based and non-unit based contracts. The amounts presented above aggregate the effects of these types of contracts.

11 of 23

6.     PROPERTY AND EQUIPMENT

The accompanying consolidated balance sheets include the following property and equipment:

	October 25, 2003	July 26, 2003

Land	$5,267,572	$5,267,572
Buildings	10,755,864	10,752,264
Leasehold improvements	1,517,682	1,495,615
Vehicles	117,885,975	119,717,399
Furniture and fixtures	17,559,824	17,129,884
Equipment and machinery	89,048,680	89,214,913

Total	242,035,597	243,577,647
Less accumulated depreciation	161,369,769	156,683,821

Property and equipment, net	$80,665,828	$86,893,826

Maintenance and repairs of property and equipment amounted to $3,058,717 and $2,695,599 for the three months ended October 25, 2003 and October 26, 2002, respectively. Depreciation expense amounted to $9,269,762 and $10,680,839 for the three months ended October 25, 2003 and October 26, 2002, respectively.

7.     OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	October 25, 2003	July 26, 2003

Accrued payroll and related taxes	$10,559,321	$9,516,881
Accrued employee bonus and benefit costs	6,346,887	8,770,112
Accrued construction costs	4,008,292	3,474,217
Other	11,168,195	9,134,447

Accrued liabilities	$32,082,695	$30,895,657

8. NOTES PAYABLE

     Notes payable are summarized as follows:

	October 25,	July 26,
	2003	2003

Equipment loans	$27,241	$29,697
Less current portion	8,886	9,537

Notes payable — non-current	$18,355	$20,160

During fiscal year 2002, the Company entered into a new three-year $200 million unsecured revolving Credit Agreement (the “Credit Agreement”) with a syndicate of banks that replaced the Company’s prior credit agreement. The Credit Agreement provides the Company with a commitment of $200 million for a three-year period and includes a $40 million sublimit for the issuance of letters of credit. Under the most restrictive covenants of the Credit Agreement, as of October 25, 2003, based on a multiple of EBITDA (as defined in the Credit Agreement), the available borrowing capacity is approximately $163.2 million, after considering the impact of

12 of 23

outstanding letters of credit. As of October 25, 2003, the Company had $26.5 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are all issued to insurance companies as part of the Company’s self-insurance program.

The Credit Agreement requires that the Company maintain certain financial covenants and imposes certain conditions including restricting its ability to encumber assets or incur certain types of indebtedness and maintaining a leverage ratio of not greater than 2.25:1.00, as measured at the end of each fiscal quarter. The Company must also maintain consolidated tangible net worth of not less than (i) $170,000,000 plus (ii) 50% of consolidated net income (positive or negative) from the date of acquisitions of both Utiliquest and First South Utility Construction are completed plus (iii) 75% of the equity issuances made from that date to the date of acquisition. At October 25, 2003, the Company was in compliance with all financial covenants and conditions under the Credit Agreement.

Loans under the Credit Agreement bear interest, at the Company’s option, at the bank’s prime interest rate or LIBOR plus a spread of 1.25%, 1.50%, or 2.00% based upon the Company’s leverage ratio. Based upon the Company’s current leverage ratio, borrowings would be eligible for the 1.25% spread. The Company deferred approximately $1.1 million of fees related to the Credit Agreement, which are being amortized over its three year term. The Company is required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the facilities. In addition, the Company pays an annual agent fee of $50,000.

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

10.     CAPITAL STOCK

On February 24, 2003, the Board of Directors authorized the repurchase of up to $25 million worth of the Company’s common stock over an eighteen-month period. Any such repurchases will be made in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of common stock, and the plan may be suspended at any time. Pursuant to Florida law, any shares repurchased will be added to the Company’s authorized, unissued shares and would be available for future use. No shares have been repurchased under this program as of October 25, 2003.

On November 26, 2002, the shareholders of the Company approved the 2002 Directors Restricted Stock Plan whereby non-employee directors must elect to receive a minimum percentage of their annual fees in restricted shares of the Company’s common stock. The Company has reserved 100,000 shares of its common stock for issuance under the plan. The number of restricted shares of the Company’s common stock to be granted is based on the fair market value of a share of common stock on the date such fees are payable. As of October 25, 2003, aggregate 5,183 shares had been issued under this plan at a weighted average market price of $13.16 per share. For the quarter ended October 25, 2003, 1,117 shares had been issued under the plan at a price of $16.97 per share.

11.     SEGMENT INFORMATION

The Company operates in one reportable segment as a specialty contractor. The Company provides engineering, placement and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers, and cable television multiple system operators. Additionally, the Company provides similar services related to the installation of integrated voice, data, and video local and wide area networks within buildings and also provides underground locating services to various utilities and provides electrical and other construction and maintenance services to electric utilities and others. These services are provided by the Company’s various subsidiaries, which provide management with monthly financial statements. All of the Company’s subsidiaries have been aggregated into one reporting segment due to their similar customer bases, products and production methods, and distribution methods. The following table presents information regarding contract revenues by type of customer:

13 of 23

	For the Three Months Ended

	October 25, 2003	October 26, 2002

Telecommunications	$167,850,043	$139,801,354
Utility line locating	17,267,323	15,189,257
Electrical utilities and other customers	10,904,076	3,490,303

Total contract revenues	$196,021,442	$158,480,914

12.     SUBSEQUENT EVENTS

On November 25, 2003, the Company purchased substantially all of First South Utility Construction, Inc.’s (“First South”) assets and assumed certain liabilities associated with these assets for approximately $50 million in cash and 175,840 shares of Dycom’s common stock. In conjunction with the acquisition, the Company also paid approximately $9 million for excess working capital consisting primarily of accounts receivable and unbilled revenue. The Company deposited approximately $6.4 million of such amount in escrow, to be returned to the Company to the extent such amounts remain outstanding on April 15, 2004.

On December 3, 2003, the Company acquired UtiliQuest Holdings Corp. (“UtiliQuest”) for approximately $120 million in cash. Under the terms of the merger agreement, UtiliQuest merged with a newly-formed subsidiary of the Company with UtiliQuest surviving as a wholly owned subsidiary of the Company. The Company borrowed approximately $85 million under its Credit Agreement in connection with this acquisition.

14 of 23

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of specialty contracting services, including engineering, construction, installation and maintenance services, to telecommunications providers throughout the United States. We also provide underground locating services to various utilities and electrical and other construction and maintenance services to electric utilities and others. For the three months ended October 25, 2003, specialty contracting services related to the telecommunications industry, underground utility locating and electrical and other construction and maintenance to electric utilities and others contributed approximately 85.6%, 8.8% and 5.6%, respectively, to our total contract revenues.

We provide a significant portion of our services pursuant to multi-year master service agreements. Under master service agreements, we generally agree to provide for a period of one or more years, generally on an exclusive basis, a customer’s specified service requirements within a given geographical area. Master service agreements generally provide that we will furnish a specified unit of service for a specified unit price (e.g., fiber optic cable will be installed underground for a specified rate of dollars per foot). In some cases, a customer may terminate these agreements for convenience with at least 90 days prior written notice. Although historically master service agreements have been awarded through a competitive bidding process, recent trends have been toward securing or extending such contracts on negotiated terms. We are currently a party to approximately 63 master service agreements.

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

Contract revenues from multi-year master service agreements represented 41.4% and 44.8% of total contract revenues for the three months ended October 25, 2003 and October 26, 2002, respectively, and contract revenues from long-term contracts, including multi-year master service agreements, represented 81.4% and 76.5% of total contract revenues, respectively.

We recognize revenue on unit based contracts as the unit is completed. Revenue on non-unit based contracts is recognized under the percentage-of-completion method based primarily on the ratio of contract costs incurred to date to total estimated contract costs. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total contract revenue received from customers contributing at least 2.5% of our total contract revenue in either the quarter ending October 25, 2003 or October 26, 2002:

	For the Three Months Ended

	October 25, 2003	October 26, 2002

Comcast *	34.8%	22.4%
Sprint	13.7%	5.6%
BellSouth	11.0%	12.6%
Qwest	5.7%	5.0%
Adelphia	4.7%	4.3%
Alltel	4.2%	2.1%
DIRECTV	3.2%	8.2%
Charter Communications	2.9%	6.3%
Sierra/Touch America	—	6.5%
Insight	—	2.9%

*	Comcast and AT&T Broadband revenues have been combined for periods prior to Comcast’s November 18, 2002 acquisition of AT&T Broadband.

15 of 23

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

Acquisitions

Subsequent to the end of the quarter, the Company closed acquisitions.

On November 25, 2003, the Company purchased substantially all of First South Utility Construction, Inc.’s (“First South”) assets and assumed certain liabilities associated with these assets for approximately $50 million in cash and 175,840 shares of Dycom’s common stock. In conjunction with the acquisition, the Company also paid approximately $9 million for excess working capital consisting primarily of accounts receivable and unbilled revenue. The Company deposited approximately $6.4 million of such amount in escrow, to be returned to the Company to the extent such amounts remain outstanding on April 15, 2004.

On December 3, 2003, the Company acquired UtiliQuest Holdings Corp. (“UtiliQuest”) for approximately $120 million in cash. Under the terms of the merger agreement, UtiliQuest merged with a newly-formed subsidiary of the Company with UtiliQuest surviving as a wholly owned subsidiary of the Company. The Company borrowed approximately $85 million under its Credit Agreement in connection with this acquisition.

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

16 of 23

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

In addition, we retain the risk, up to certain limits, under a self-insured employee health plan. We review quarterly the paid claims history of our employee health plan and analyze our accrued liability for claims, including claims incurred but not yet paid. Factors affecting the determination of amounts to be accrued under the employee health plan include, but are not limited to, frequency of use, changes in medical costs, unfavorable jury decisions, legislative changes, changes in the medical conditions of claimants, court interpretations and economic factors such as inflation.

For losses occurring during fiscal years 2003 and 2004, we have retained the risk on a per occurrence basis for automobile liability to $500,000, for general liability to $250,000, and for worker’s compensation, in states where we are allowed to retain risk, to $500,000. For fiscal year 2004, we have aggregate stop loss coverage for the above exposures at the stated retention of approximately $15.8 million and $17.4 million for fiscal year 2003. In addition, we have umbrella liability coverage to a policy limit for each year of $75 million. Within the umbrella coverage, we have retained the risk of loss between $2.0 and $5.0 million, on a per occurrence basis, with an aggregate stop loss for this layer of $10.0 million for each of fiscal years 2003 and 2004.

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

Accounting for Income Taxes. We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We have not recorded any valuation allowances as of October 25, 2003 because management believes that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary differences in basis reverse over time. Our judgments and tax strategies are subject to audit by various taxing authorities. While the Company believes it has provided adequately for its income tax liabilities in its consolidated financial statements, adverse determinations by taxing authorities could have a material adverse effect on our consolidated financial condition and results of operations.

Contingencies and Litigation. In the ordinary course of our business we are involved in certain legal proceedings. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. Where there is a range of loss and no amount within the range is a better estimate than any other amount, we record the minimum estimated liability related to those claims. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions of our estimates of the potential liability could materially impact our results of operations. If the final outcome of such litigation and contingencies differs adversely from that currently expected, it would result in a charge to earnings when determined.

17 of 23

Results of Operations

The following table sets forth, as a percentage of contract revenues earned, certain items in our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended

	(dollars in millions)

	October 25, 2003		October 26, 2002

Contract revenues earned	$196.0	100.0%	$158.5	100.0%
Expenses:
Cost of earned revenue, excluding depreciation	147.0	75.0	123.6	78.0
General and administrative	17.5	8.9	18.3	11.6
Depreciation and amortization	9.3	4.8	10.8	6.8

Total	173.8	88.7	152.7	96.4

Interest income, net	0.3	0.2	0.3	0.2
Other income, net	0.8	0.4	1.1	0.7

Income before income taxes	23.3	11.9	7.2	4.5

Provision for income taxes	9.4	4.8	3.1	1.9

Net income	$13.9	7.1%	$4.1	2.6%

Revenues. Contract revenues increased $37.5 million, or 23.7%, to $196.0 million in the quarter ending October 25, 2003 from $158.5 million in the quarter ended October 26, 2002. Of this increase, $28.0 million was attributable to an increase in demand for specialty contracting services provided to telecommunications companies, $2.1 million was attributable to an increase in underground utility locating services provided to various utilities, and $7.4 million was attributable to an increase in electrical and other construction and maintenance services provided to electric utilities and others.

During the quarter ended October 25, 2003, we recognized $167.8 million of contract revenues, or 85.6% of our total contract revenues, from telecommunications services as compared to $139.8 million, or 88.2% for the quarter ended October 26, 2002. The increase in our telecommunications service revenues is attributable primarily to revenues from one of our significant customers engaged in a major upgrade project and from another significant customer for a major new construction and maintenance contract.

We recognized contract revenues of $17.3 million, or 8.8% of our total contract revenues, from underground utility locating services in the quarter ended October 25, 2003 as compared to $15.2 million, or 9.6%, in the quarter ended October 26, 2002. We recognized contract revenues of $10.9 million, or 5.6% of our total contract revenues, from electrical utilities and other construction and maintenance services in the quarter ended October 25, 2003 as compared to $3.5 million, or 2.2%, in the quarter ended October 26, 2002. The increase in our revenues from electrical utilities and other construction and maintenance services is attributable primarily to new contracts.

Contract revenues from multi-year master service agreements and other long-term agreements represented 81.4% of total contract revenues in the quarter ended October 25, 2003 as compared to 76.5% in the quarter ended October 26, 2002. Contract revenues from multi-year master service agreements represented 41.4% of total contract revenues in the quarter ended October 25, 2003 as compared to 44.8% in the quarter ended October 26, 2002.

Costs of Earned Revenues. Costs of earned revenues increased $23.4 million to $147.0 million in the quarter ended October 25, 2003 from $123.6 million in the quarter ended October 26, 2002. As a percentage of contract revenues, costs of earned revenues decreased to 75.0% in the quarter ended October 25, 2003 from 78.0% in the quarter ended October 26, 2002. Direct labor, direct materials,

18 of 23

payroll costs and other direct costs declined by 9.9% as a percentage of contract revenues while subcontractor costs increased by 7.0%. Subcontractor costs rose in response to the increased work demand and the shift in the business mix toward operating units that utilize more subcontract labor.

General and Administrative Expenses. General and administrative expenses decreased $0.8 million to $17.5 million in the quarter ended October 25, 2003 from $18.3 million in the quarter ended October 26, 2002. General and administrative expenses decreased as a percentage of contract revenues to 8.9% in the quarter ended October 25, 2003 from 11.5% in the quarter ended October 26, 2002.

Depreciation and Amortization. Depreciation and amortization decreased $1.5 million to $9.3 million in the quarter ending October 25, 2003 as compared to $10.8 million in the quarter ended October 26, 2002, and decreased as a percentage of contract revenues to 4.8% from 6.8%. This decrease was a result of lower levels of capital expenditures during the last four fiscal years.

Interest Income, Net. Interest income, net remained constant at $0.3 million for the quarters ended October 25, 2003 and October 26, 2002.

Other Income, Net. Other income, net decreased $0.3 million to $0.8 million in the quarter ended October 25, 2003 from $1.1 million in the quarter ended October 26, 2002. This decrease is primarily a result of fewer sales of idle assets in the first quarter of fiscal 2004.

Income Taxes. The provision for income taxes was $9.4 million for the three months ended October 25, 2003 as compared to $3.1 million for the same period last year. Our effective tax rate was 40.2% for the three months ended October 25, 2003 as compared to 42.5% for the three months ended October 26, 2002. The impact of higher pretax income combined with relatively fixed permanent non-deductible expense items for tax purposes and the state tax impact of the reorganization of our subsidiaries resulted in a lower tax rate for the three months ended October 25, 2003 as compared to the same period last year.

Net Income. Net income was $13.9 million in the quarter ended October 25, 2003 as compared to $4.1 million in the quarter ended October 26, 2002.

Liquidity and Capital Resources

Capital requirements. Our primary capital needs are for equipment to support our contractual commitments to customers and to maintain sufficient working capital. We have typically financed capital expenditures by internal cash flows, operating and capital leases, and bank borrowings. Our sources of cash have historically been operating activities, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. To the extent we seek to grow by acquisitions that involve consideration other than our stock, our capital requirements may increase.

Cash and cash equivalents totaled $149.8 million at October 25, 2003 compared to $129.9 million at July 26, 2003.

	Three Months Ended (in millions)

	October 25, 2003	October 26, 2002

Net cash flows:
Provided by (used in) operations	$21.2	$(4.7)
Used in investment activities	$(2.4)	$(0.2)
Provided by financing activities	$1.2	$0.2

Cash from operating activities. For the three months ended October 25, 2003, net cash provided from operating activities was $21.2 million compared to cash used of $4.7 million for the three months ended October 26, 2002. Net income, adjusted for non-cash items primarily consisting of depreciation, amortization, and provision for bad debts, was our main source of operating cash flow and was offset in part by changes in working capital items that used $1.4 million of operating cash flow during the quarter ended October 25, 2003.

Components of the working capital increase were an increase in accounts receivable of $3.6 million and an increase in unbilled revenue, net of $2.5 million both of which were attributable to increased levels of revenues and an increase in other assets of $2.8 million primarily the result of increases in prepaid insurance premiums. These increases were partially offset by increases in accounts payable of $3.6 million, attributable to higher levels of operations, and income taxes payable of $3.1 million attributable to higher levels of pre tax income.

Based on quarterly revenues, days sales outstanding was 57.9 days for the quarter ended October 25, 2003 compared to 60.4 days for the quarter ended October 26, 2002, for current accounts receivable, net. Based on quarterly revenues, days sales outstanding was 17.0 days for the quarter ended October 25, 2003 compared to 18.5 days for the quarter ended October 26, 2002, for unbilled revenues, net.

19 of 23

During the fourth quarter of fiscal 2002, two of our major customers, Adelphia and WorldCom, filed for bankruptcy protection. At October 25, 2003, we had long-term accounts receivables of $21.6 million from Adelphia, representing the remaining balance of pre-petition receivables of $40.7 million less $19.1 million that was written off against a previously established allowance for doubtful accounts. WorldCom’s long-term accounts receivables of $2.1 million were written-off entirely in fiscal year 2002. Should any additional customers file for bankruptcy or experience financial difficulties, or if our efforts to recover outstanding receivables fail, we could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in our customer’s revenues or cash flows could affect our ability to collect amounts due from them.

Cash from investing activities. For the three months ended October 25, 2003, net cash used in investing activities was $2.4 million as compared to $0.2 million for the same period last year. For the three months ended October 25, 2003, capital expenditures of $3.8 million were offset by $1.4 million in proceeds from the sale of idle assets.

Cash from financing activities. For the three months ended October 25, 2003, net cash provided by financing activities, primarily from the exercise of employee stock options, was $1.2 million compared to $0.2 million for the three months ended October 26, 2002.

On June 3, 2002, we entered into a new $200 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides us with a commitment of $200 million for a three-year period and includes a sublimit of $40 million for the issuance of letters of credit. Under the most restrictive covenants of our Credit Agreement, as of October 25, 2003, based on a multiple of EBITDA (as defined in the Credit Agreement), our available borrowing capacity is approximately $163.2 million, after considering the impact of outstanding Letters of Credit. As of October 25, 2003 we had no amounts outstanding under the Credit Agreement and $26.5 million of outstanding letters of credit. The outstanding letters of credit are all issued to our insurance companies as part of our self-insurance program.

Loans under the Credit Agreement bear interest, at our option, at the bank’s prime interest rate or LIBOR plus a spread of 1.25%, 1.50% or 2.00% based upon our leverage ratio. Based on our current leverage ratio, borrowings would be eligible for the 1.25% spread. We are required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the facilities. In addition, we pay an annual agent fee of $50,000.

Under the Credit Agreement we are subject to certain financial covenants and conditions which restrict our ability to encumber our assets or incur certain types of indebtedness. We must maintain a leverage ratio of not greater than 2.25:1.00, as measured at the end of each fiscal quarter. At October 25, 2003, this leverage ratio, defined as consolidated funded debt including any outstanding letters of credit divided by consolidated EBITDA (as defined in the Credit Agreement), was 0.31:1.00. We must also maintain consolidated tangible net worth of not less than (i) $170,000,000 plus (ii) 50% of consolidated net income (positive or negative) from the date the acquisitions of both Utiliquest and First South Utility Construction are completed plus (iii) 75% of the equity issuances made from that date to the date of computation. At October 25, 2003, we were in compliance with all financial covenants and conditions under the Credit Agreement.

Certain subsidiaries have outstanding obligations under real estate leases and equipment and vehicle financing arrangements. The obligations are payable in monthly installments, expiring at various dates through November 2023.

Interest costs incurred on notes payable, all of which were expensed, during the three months ended October 25, 2003 were $1,467.

Related party transactions. We lease some of our administrative offices from entities related to officers of our subsidiaries.

Stock Repurchase Program. On February 24, 2003, the Board of Directors authorized the repurchase of up to $25 million worth of the Company’s common stock over an eighteen-month period. Such repurchases will be made in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of common stock, and the plan may be suspended at any time. Pursuant to Florida law, any shares repurchased will be added to the Company’s authorized, unissued shares and are available for future issue. No shares have been repurchased under this program as of December 5, 2003.

We believe that our capital resources, together with existing cash balances, are sufficient to meet our acquisition commitments, financial obligations, operating lease commitments, and to support our normal replacement of equipment at our current level of business for at least the next twelve months. Our future operating results and cash flows may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively.

Backlog. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts. Our backlog at October 26, 2003 and July 26, 2003 was $900.4 million and $890.9 million, respectively. We expect to complete approximately 46.3% of our current backlog during the next twelve months. In many instances our customers are not contractually committed to specific volumes of services under a contract. However, the customer is obligated to obtain these services from us if they are not performed by the customer’s employees and we are committed to perform these services if requested by the customer. Many of these contracts are

20 of 23

multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with customers and our experience in procurements of this nature. There can be no assurance, however, as to a customer’s requirements during a particular period or that such estimates at any point in time are accurate.

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

Special Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the Notes to the Condensed Consolidated Financial Statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “forecast,” “project,” and similar expressions identify forward-looking statements. Such statements may include, but may not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financial needs or plans and the availability of financing, and plans relating to our services including backlog, as well as assumptions relating to the foregoing. These forward-looking statements are based on management’s current expectations, estimates and projections. Forward-looking statements are subject to risks and uncertainties that may cause actual results in the future to differ materially from the results projected or implied in any forward-looking statements contained in this report. Such risks and uncertainties include: business and economic conditions in the telecommunications industry affecting our customers, a deterioration in our customers’ financial condition, the adequacy of our insurance and other reserves and allowances for doubtful accounts, whether the carrying value of our assets may be impaired, whether pending acquisitions are consummated and, if consummated, the timing thereof, the anticipated outcome of other contingent events, including litigation, liquidity needs and the availability of financing. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Recently Issued Accounting Pronouncements

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires certain financial instruments that could previously be accounted for by issuers as equity be classified as liabilities or, in some cases, assets. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not have any financial instruments that are impacted by SFAS No. 150.

In January 2003, FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” was issued with the objective of improving financial reporting by companies involved with variable interest entities. In October 2003, the FASB deferred the effective date for applying certain provisions of FIN 46. The Company does not have any interests in variable interest entities.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provision of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments” in determining our market risk. We had no significant holdings of derivative financial or commodity instruments at October 25, 2003. A review of our other financial instruments and risk exposures at that date revealed that we had exposure to interest rate risk. At October 25, 2003, we performed sensitivity analyses to assess the potential effect of this risk and concluded that reasonably possible near-term changes in interest rates should not materially affect our financial position, results of operations or cash flows.

21 of 23

Item 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibits furnished pursuant to the requirements of Form 10-Q:

Number	Description

(10.1)	Second Amendment to Credit Agreement and Consent and Waiver dated as of November 10, 2003

(10.2)	Amended and Restated Employment Agreement between Steven E. Nielsen and Dycom Industries, Inc. dated as of November 25, 2003

(10.3)	Agreement and Plan of Merger among Dycom Industries, Inc., UtiliQuest Acquisition Corp., UtiliQuest Holdings Corp., and OCM/GFI Power Opportunities Fund, L.P. dated as of November 17, 2003

(11)	Statement re computation of per share earnings; All information required by Exhibit 11 is presented within Note 2 of the Company’s condensed consolidated financial statements in accordance with the provisions of SFAS No. 128

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The following reports on Form 8-K were filed on behalf of the Registrant during the quarter ended October 25, 2003:

(i)	Press release with respect to fourth quarter results and conference call held August 26, 2003.

Item Reported: 9

Date Filed: August 28, 2003

(ii)	Press release announcing earnings for the fourth quarter of 2003 and guidance for the first two quarters of 2004.

Item Reported: 9

Date Filed: August 25, 2003

22 of 23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYCOM INDUSTRIES, INC.

Registrant

Date:	December 5, 2003	/s/ Steven E. Nielsen
Name: Steven E. Nielsen
Title: President and Chief Executive Officer

Date:	December 5, 2003	/s/ Richard L. Dunn Name: Richard L. Dunn Title: Senior Vice President and Chief Financial Officer

23 of 23