Form 10-Q
period 2004-01-24
DYCOM INDUSTRIES INC
filed 2004-03-09
CIK 67215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 24, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO ______________________

Commission file number 0-5423

DYCOM INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Florida	59-1277135

(State of incorporation)	(IRS Employer Identification No.)

4440 PGA Boulevard, Suite 500 Palm Beach Gardens, Florida	33410

(Address of principal executive offices)	(Zip Code)

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

     Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $0.33 1/3 per share	Outstanding as of February 26, 2004 48,499,071

DYCOM INDUSTRIES, INC.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets- January 24, 2004 and July 26, 2003	3

Condensed Consolidated Statements of Operations for the Three Months Ended January 24, 2004 and January 25, 2003	4

Condensed Consolidated Statements of Operations for the Six Months Ended January 24, 2004 and January 25, 2003	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 24, 2004 and January 25, 2003	6-7

Notes to Condensed Consolidated Financial Statements	8-19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-29

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 6. Exhibits and Reports on Form 8-K	30-31

SIGNATURES	32

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 24,	July 26,
	2004	2003

ASSETS
CURRENT ASSETS:
Cash and equivalents	$118,344,373	$129,851,760
Accounts receivable, net	126,644,448	121,979,664
Costs and estimated earnings in excess of billings	40,509,963	34,814,130
Deferred tax assets, net	11,594,972	8,778,775
Inventories	3,741,617	2,669,796
Income taxes receivable	2,096,215	—
Other current assets	13,710,428	7,378,452

Total current assets	316,642,016	305,472,577

PROPERTY AND EQUIPMENT, net	98,167,997	86,893,826

OTHER ASSETS:
Goodwill, net	218,001,325	106,615,836
Intangible assets, net	37,440,935	729,646
Accounts receivable	—	21,567,480
Deferred tax assets, net non-current	12,313,435	7,167,117
Other	12,834,695	8,096,095

Total other assets	280,590,390	144,176,174

TOTAL	$695,400,403	$536,542,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,048,793	$22,734,971
Notes payable	4,850,490	9,537
Billings in excess of costs and estimated earnings	1,992,745	703,063
Accrued self-insured claims	27,881,340	17,676,780
Income taxes payable	—	5,168,984
Other accrued liabilities	31,400,297	24,440,415

Total current liabilities	92,173,665	70,733,750

NOTES PAYABLE	93,157,516	20,160
ACCRUED SELF-INSURED CLAIMS	20,426,961	14,175,209
OTHER LIABILITIES	931,515	1,273,889

Total liabilities	206,689,657	86,203,008

COMMITMENTS AND CONTINGENCIES, Note 10
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 48,486,025 and 47,986,768 issued and outstanding, respectively	16,162,002	15,995,584
Additional paid-in capital	346,970,298	336,394,016
Deferred compensation	(2,740,904)	—
Retained earnings	128,319,350	97,949,969

Total stockholders’ equity	488,710,746	450,339,569

TOTAL	$695,400,403	$536,542,577

See notes to condensed financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended

	January 24,	January 25,
	2004	2003

REVENUES:
Contract revenues earned	$196,368,974	$137,153,597

EXPENSES:
Costs of earned revenues, excluding depreciation	151,224,328	111,357,930
General and administrative	18,862,246	17,448,267
Depreciation and amortization	11,008,530	10,460,239

Total	181,095,104	139,266,436

Interest income	180,159	374,702
Interest expense	(464,621)	(4,627)
Other income, net	582,869	617,997
Gain on sale of long-term accounts receivable	11,359,379	—

INCOME (LOSS) BEFORE INCOME TAXES	26,931,656	(1,124,767)

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	10,364,592	808,450
Deferred	124,922	(822,281)

Total	10,489,514	(13,831)

NET INCOME (LOSS)	$16,442,142	$(1,110,936)

EARNINGS (LOSS) PER COMMON SHARE:
Basic earnings (loss) per share	$0.34	$(0.02)

Diluted earnings (loss) per share	$0.34	$(0.02)

SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON SHARE
Basic	48,285,294	47,869,706

Diluted	48,922,381	47,869,706

See notes to condensed financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended

	January 24,	January 25,
	2004	2003

REVENUES:
Contract revenues earned	$392,390,416	$295,634,511

EXPENSES:
Costs of earned revenues, excluding depreciation	298,274,063	234,938,122
General and administrative	36,369,888	35,723,686
Depreciation and amortization	20,342,940	21,290,050

Total	354,986,891	291,951,858

Interest income	499,877	845,130
Interest expense	(466,088)	(200,075)
Other income, net	1,428,412	1,703,269
Gain on sale of long-term accounts receivable	11,359,379	—

INCOME BEFORE INCOME TAXES	50,225,105	6,030,977

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	20,315,757	4,968,539
Deferred	(460,033)	(1,941,179)

Total	19,855,724	3,027,360

NET INCOME	$30,369,381	$3,003,617

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.63	$0.06

Diluted earnings per share	$0.62	$0.06

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE
Basic	48,157,178	47,866,387

Diluted	48,712,420	47,871,667

See notes to condensed financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended

	January 24,	January 25,
	2004	2003

Increase (Decrease) in Cash and Equivalents from:
OPERATING ACTIVITIES:
Net Income	$30,369,381	$3,003,617
Adjustments to reconcile to net cash inflow from operating activities:
Depreciation and amortization	20,342,940	21,290,050
Bad debts expense	1,545,380	316,170
Gain on disposal of assets	(898,173)	(1,199,532)
Gain on sale of long-term accounts receivable	(11,359,379)	—
Deferred income taxes	(460,033)	(1,941,179)
Other	98,922	—
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in operating assets:
Proceeds on sale of long-term accounts receivable, net	34,242,345	—
Accounts receivable, net	16,622,279	(13,708,002)
Unbilled revenues, net	3,184,479	10,101,227
Income tax receivable	—	238,634
Other current assets	(3,692,929)	2,053,852
Other assets	478,913	294,546
Increase (decrease) in operating liabilities:
Accounts payable	(416,069)	(3,799,870)
Accrued self-insured claims and other liabilities	(544,460)	(1,275,712)
Accrued income taxes	(6,583,834)	—

Net cash inflow from operating activities	82,929,762	15,373,801

INVESTING ACTIVITIES:
Capital expenditures	(9,480,394)	(3,652,713)
Proceeds from sale of assets	2,518,867	3,424,392
Acquisition expenditures, net of cash acquired	(174,667,063)	—

Net cash outflow from investing activities	(181,628,590)	(228,321)

FINANCING ACTIVITIES:
Borrowings on notes payable	85,000,000	—
Principal payments on notes payable and capital leases	(845,779)	(43,309)
Exercise of stock options	3,037,220	220,841

Net cash inflow from financing activities	87,191,441	177,532

NET CASH (OUTFLOW) INFLOW FROM ALL ACTIVITIES	(11,507,387)	15,323,012
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	129,851,760	116,052,139

CASH AND EQUIVALENTS AT END OF PERIOD	$118,344,373	$131,375,151

See notes to condensed financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Six Months Ended

	January 24,	January 25,
	2004	2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$156,249	$9,826
Income taxes	$27,495,583	$5,376,012
Issuance of restricted stock	$2,801,900	$—
Income tax benefit from stock options exercised	$681,365	$—
During the six months ended January 24, 2004, we acquired UtiliQuest Holdings Corp. and purchased substantially all of the assets of First South Utility Construction, Inc. and assumed certain liabilities associated with these assets. See Note 3

Fair market value of net assets acquired, including goodwill	$180,245,182
Less: Common stock issued	(4,184,289)

Acquisition expenditures	176,060,893
Cash acquired	(1,393,830)

Acquisition expenditures, net of cash acquired	$174,667,063

See notes to condensed financial statements—unaudited.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. (“Dycom” or the “Company”) as of January 24, 2004 and July 26, 2003, and the related condensed consolidated statements of operations and cash flows for the three and six months ended January 24, 2004 and January 25, 2003, reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and six months ended January 24, 2004 are not necessarily indicative of the results that may be expected for the entire year.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION — The condensed consolidated financial statements are unaudited. These statements include Dycom Industries, Inc. and its subsidiaries, all of which are wholly owned.

In November 2003, the Company acquired substantially all of the assets of First South Utility Construction, Inc. (“First South”) and assumed certain liabilities associated with these assets. In December 2003, the Company acquired UtiliQuest Holdings Corp. (“UtiliQuest”). These acquisitions were accounted for using the purchase method of accounting; hence, the Company’s results include the results of these entities from their respective acquisition dates.

The Company’s operations consist primarily of providing engineering, placement and maintenance of various cable systems owned by local and long-distance communications carriers, and cable television multiple system operators, and similar services related to the installation of integrated voice, data, and video local and wide area networks within buildings, as well as underground locating services to various utilities and electrical and other construction and maintenance services to electric utilities and others. All material intercompany accounts and transactions have been eliminated.

ACCOUNTING PERIOD — The Company uses a fiscal year ending the last Saturday in July. Fiscal year 2003 consisted of 52 weeks, while fiscal year 2004 will consist of 53 weeks.

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

Estimates are used in the Company’s revenue recognition and in the determination of the allowance for doubtful accounts, self-insured claims liability, and asset lives used in computing depreciation and amortization, including amortization of intangibles.

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

Information regarding the Company’s other intangible assets subject to testing for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” is as follows:

	Weighted
	Average Life
	In Years	January 24, 2004	July 26, 2003

Carrying amount:
Licenses	5	$51,030	$51,030
Covenants not to compete	7	1,250,843	450,843
Tradenames	3-4	5,540,000	—
Customer relationships	15	30,900,000	—
Backlog	4	1,236,154	1,236,154

		38,978,027	1,738,027
Accumulated amortization:
Licenses		40,701	35,600
Covenants not to compete		381,695	330,026
Tradenames		29,416	—
Customer relationships		343,334	—
Backlog		741,946	642,755

		1,537,092	1,008,381

Net		$37,440,935	$729,646

Amortization expense was $464,063 and $112,421 for the three months ended January 24, 2004 and January 25, 2003, respectively, and $528,711 and $261,393 for the six months ended January 24, 2004 and January 25, 2003, respectively. Estimated amortization expense for fiscal 2004 through 2008 is as follows:

Fiscal year ending July:	Amount:

2004	$1,855,757
2005	$2,701,960
2006	$2,562,596
2007	$2,396,500
2008	$2,368,167

SELF INSURED CLAIMS LIABILITY — We retain the risk of loss, up to certain limits, for automobile, general liability including damage claims, and workers’ compensation claims. A liability for unpaid claims, excluding damage claims, and the associated claim expenses, including incurred but unreported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. With regard to the accrual for damage claims, we review quarterly the paid claims history of our damage claims to establish the validity of our accrual. Factors affecting the determination of amounts to be accrued for automobile, general liability and workers’ compensation claims include, but are not limited to, expected cost for existing and anticipated claims, frequency, or payment patterns resulting from new types of claims, the hazard level of our operations, tort reform or other legislative changes, unfavorable jury decisions, court interpretations, changes in the medical conditions of claimants and economic factors such as inflation.

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

PER SHARE DATA — Earnings per common share-basic is computed using the weighted average common shares outstanding during the period. Earnings per common share-diluted is computed using the weighted average number of common shares outstanding during the period plus all potentially dilutive common stock equivalents, except in cases where the effect would be anti-dilutive, using the treasury stock method. See Note 2.

RESTRICTED SHARES — On January 2, 2004 and November 25, 2003, respectively, the Company granted 100,000 and 5,000 restricted shares of its common stock to the Chief Executive Officer of the Company. The restricted shares vest over a period of four years from the date of grant. Upon issuance of the restricted shares, deferred compensation of $2.8 million was charged to stockholders’ equity for the fair value of the restricted stock and is being recognized as compensation expense ratably over the four-year vesting period.

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

STOCK OPTION PLANS — Under SFAS No. 123 and No. 148, companies are permitted to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company continues to apply APB Opinion No. 25 to its stock based compensation awards. The pro forma disclosures required by SFAS No. 148 are reflected below. No stock-based compensation cost for stock options is reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

	For the Three Months Ended		For the Six Months Ended

	January 24,	January 25,	January 24,	January 25,
	2004	2003	2004	2003

Net income (loss), as reported	$16,442,142	$(1,110,936)	$30,369,381	$3,003,617
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects*	(927,310)	(1,312,333)	(1,863,849)	(2,922,470)

Pro forma net income (loss)	$15,514,832	$(2,423,269)	$28,505,532	$81,147

Earnings (loss) per share:
Basic — as reported	$0.34	$(0.02)	$0.63	$0.06

Basic — pro forma	$0.32	$(0.05)	$0.59	$—

Diluted — as reported	$0.34	$(0.02)	$0.62	$0.06

Diluted — pro forma	$0.32	$(0.05)	$0.59	$—

*	All awards refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 — that is, awards for which the fair value was required to be measured under SFAS No. 123.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS — In December 2003, FASB Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities” was issued. FIN 46(R) replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46(R) are effective for the first reporting period that ends after December 15, 2003 for variable interests in those entities commonly referred to as special-purpose entities. Application of the provisions of FIN 46(R) for all other entities is effective for the first reporting period ending after March 15, 2004. The Company does not have any interests in variable interest entities.

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

	For the Three Months Ended

	January 24,	January 25,
	2004	2003

Net income (loss) available to common stockholders (numerator)	$16,442,142	$(1,110,936)

Weighted-average number of common shares (denominator)	48,285,294	47,869,706

Basic earnings (loss) per common share	$0.34	$(0.02)

Weighted-average number of common shares	48,285,294	47,869,706
Potential common stock arising from stock options	637,087	—

Total shares-diluted (denominator)	48,922,381	47,869,706

Diluted earnings (loss) per common share	$0.34	$(0.02)

	For the Six Months Ended

	January 24,	January 25,
	2004	2003

Net income available to common stockholders (numerator)	$30,369,381	$3,003,617

Weighted-average number of common shares (denominator)	48,157,178	47,866,387

Basic earnings per common share	$0.63	$0.06

Weighted-average number of common shares	48,157,178	47,866,387
Potential common stock arising from stock options	555,242	5,280

Total shares-diluted (denominator)	48,712,420	47,871,667

Diluted earnings per common share	$0.62	$0.06

For the three months ended January 25, 2003, the total number of stock options excluded because their effect would have been anti-dilutive was 11,945.

3. ACQUISITIONS

The Company made no acquisitions in fiscal 2003.

On November 25, 2003, the Company acquired substantially all of First South Utility Construction, Inc.’s (“First South”) assets and assumed certain liabilities associated with these assets, for approximately $51.4 million in cash and 175,840 shares of Dycom’s common stock. In conjunction with the acquisition, the Company also paid approximately $9 million for excess working capital consisting primarily of accounts receivable and unbilled revenue. The Company initially deposited approximately $6.4 million of such amount in escrow, to be returned to the Company to the extent certain accounts receivable and unbilled revenue amounts remain outstanding on April 15, 2004. At January 24, 2004, approximately $3.9 million remained in escrow. The Company paid the purchase price from cash on hand.

On December 3, 2003, the Company acquired UtiliQuest Holdings Corp. (“UtiliQuest”) for a purchase price of approximately $115.7 million. Under the terms of the merger agreement, UtiliQuest merged with a newly-formed subsidiary of the Company with UtiliQuest surviving as a wholly owned subsidiary of the Company. The Company borrowed approximately $85 million under its Credit Agreement in connection with this acquisition (see Note 9).

The Company recorded the above acquisitions using the purchase method of accounting. Accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The purchase price in excess of the fair value of the net tangible and identifiable assets acquired has been allocated to goodwill. Under SFAS No. 142, goodwill associated with these acquisitions will be reviewed annually for impairment. The purchase price allocation is not final and is subject to changes upon completion of final valuations of certain assets and liabilities. The operating results of the companies acquired are included in the accompanying consolidated financial statements from their respective date of purchase.

     The purchase price of the above acquisitions is derived as follows:

	(in thousands)
	First South	UtiliQuest

Cash paid (including $9 million for excess working capital for First South)	$59,967	$115,085
Transaction costs	397	612
Dycom common stock issued	4,184	—

	$64,548	$115,697

The purchase price of the above acquisitions is allocated as follows:

	(in thousands)
	First South	UtiliQuest

Assets:
Cash and equivalents	$—	$1,394
Accounts receivable, net	7,429	15,402
Costs and estimated earnings in excess of billings	7,591	—
Deferred tax asset, net	—	7,503
Inventories	442	—
Other current assets	114	3,155
Property and equipment	7,511	15,717
Goodwill	39,570	71,789
Tradename	670	4,870
Intangibles — customer relationships	3,300	27,600
Other intangibles, net	800	—
Other assets	—	5,218

Total assets	67,427	152,648

Liabilities:
Accounts payable	2,064	1,666
Capitalizable leases — short term	—	4,889
Accrued self-insured claims	—	11,611
Other accrued liabilities	815	5,141
Capitalizable leases — long term	—	5,335
Notes payable — long term	—	3,600
Accrued self-insured claims — long term	—	4,709

Total liabilities	2,879	36,951

Net assets acquired	$64,548	$115,697

The following unaudited pro forma condensed combined financial information presents the Company’s consolidated results of operations as if the foregoing acquisitions had occurred on July 28, 2002, the first day of the Company’s fiscal year 2003.

	For the Three Months Ended

	January 24, 2004	January 25, 2003

Total revenues	$213,123,828	$182,216,353
Income (loss) before income taxes	28,080,174	(8,211,926)
Net income (loss)	17,116,633	(7,459,470)
Earnings (loss) per share:
Basic	$0.35	$(0.16)
Diluted	$0.35	$(0.16)

	For the Six Months Ended

	January 24, 2004	January 25, 2003

Total revenues	$459,890,837	$386,652,173
Income (loss) before income taxes	53,753,693	(2,397,759)
Net income (loss)	32,400,080	(4,265,746)
Earnings (loss) per share:
Basic	$0.67	$(0.09)
Diluted	$0.67	$(0.09)

4. ACCOUNTS RECEIVABLE

Accounts receivable, net classified as current, consist of the following:

	January 24,	July 26,
	2004	2003

Contract billings	$125,762,937	$121,061,058
Retainage	3,939,707	3,657,219
Other receivables	1,126,320	1,239,925

Total	130,828,964	125,958,202
Less allowance for doubtful accounts	4,184,516	3,978,538

Accounts receivable, net	$126,644,448	$121,979,664

The allowance for doubtful accounts changed as follows:

	For the Three Months Ended

	January 24,	January 25,
	2004	2003

Allowance for doubtful accounts at 10/25/2003 and 10/26/2002, respectively	$4,939,644	$5,047,927
Additions related to acquisitions	350,000	—
Additions (reductions) charged to (against) bad debt expense	731,969	(114,345)
Amounts charged against the allowance, net of recoveries	(1,837,097)	(447,434)

Allowance for doubtful accounts	$4,184,516	$4,486,148

	For the Six Months Ended

	January 24,	January 25,
	2004	2003

Allowance for doubtful accounts at 7/26/2003 and 7/27/2002, respectively	$3,978,538	$4,826,124
Additions related to acquisitions	350,000	—
Additions charged to bad debt expense	1,545,380	316,170
Amounts charged against the allowance, net of recoveries	(1,689,402)	(656,146)

Allowance for doubtful accounts	$4,184,516	$4,486,148

As of January 24, 2004, the Company expected to collect all retainage balances within the next twelve months.

In the second quarter of fiscal 2004, the Company sold accounts receivable, classified as non-current, which consisted of pre-petition trade receivables due from Adelphia Communications Corporation (“Adelphia”) with a carrying value of $21,567,480. Adelphia filed for bankruptcy protection in the fourth quarter of fiscal 2002. The Company received proceeds on the sale of $34,242,345 and recorded a gain on the sale, net of expenses, of $11,359,379.

5. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

	January 24,	July 26,
	2004	2003

Costs incurred on contracts in progress	$34,581,825	$29,066,176
Estimated to date earnings	10,912,822	8,687,173

Total costs and estimated earnings	45,494,647	37,753,349
Less billings to date	6,977,429	3,642,282

	$38,517,218	$34,111,067

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$40,509,963	$34,814,130
Billings in excess of costs and estimated earnings	(1,992,745)	(703,063)

	$38,517,218	$34,111,067

As stated in Note 1, the Company performs services under unit based and non-unit based contracts. The amounts presented above aggregate these types of contracts.

6. PROPERTY AND EQUIPMENT

The accompanying consolidated balance sheets include the following property and equipment:

	January 24,	July 26,
	2004	2003

Land	$5,621,072	$5,267,572
Buildings	11,337,915	10,752,264
Leasehold improvements	1,662,860	1,495,615
Vehicles	138,041,951	119,717,399
Furniture and fixtures	24,615,518	17,129,884
Equipment and machinery	86,772,662	89,214,913

Total	268,051,978	243,577,647
Less accumulated depreciation	169,883,981	156,683,821

Property and equipment, net	$98,167,997	$86,893,826

Maintenance and repairs of property and equipment amounted to $3,407,645 and $2,464,450 for the three months ended January 24, 2004 and January 25, 2003, respectively, and $6,466,362 and $5,160,049 for the six months ended January 24, 2004 and January 25, 2003, respectively. Depreciation expense amounted to $10,544,467 and $10,347,818 for the three months ended January 24, 2004 and January 25, 2003, respectively, and $19,814,229 and $21,028,657 for the six months ended January 24, 2004 and January 25, 2003, respectively.

7. ACCRUED SELF-INSURED CLAIMS

Accrued self-insured claims consist of the following:

	January 24,	July 26,
	2004	2003

Accrued auto, general liability and workers’ compensation	$28,784,877	$25,394,474
Accrued employee group health	4,575,911	4,152,785
Accrued damage claims	14,947,513	2,304,730

	48,308,301	31,851,989
Less current portion:
Accrued auto, general liability and workers’ compensation	12,994,927	11,219,265
Accrued employee group health	4,575,911	4,152,785
Accrued damage claims	10,310,502	2,304,730

	27,881,340	17,676,780

Accrued self-insured claims — non-current	$20,426,961	$14,175,209

8. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	January 24,	July 26,
	2004	2003

Accrued payroll and related taxes	$12,622,589	$9,516,881
Accrued employee bonus and benefit costs	4,806,331	4,617,327
Accrued construction costs	4,213,221	3,474,217
Other	9,758,156	6,831,990

Accrued liabilities	$31,400,297	$24,440,415

9. NOTES PAYABLE

Notes payable are summarized as follows:

	January 24,	July 26,
	2004	2003

Credit agreement	$85,000,000	$—
Capital leases	9,382,462	—
Term loan	3,600,000	—
Equipment loans	25,544	29,697

	98,008,006	29,697
Less current portion	4,850,490	9,537

Notes payable — non-current	$93,157,516	$20,160

During fiscal year 2002, the Company entered into a three-year $200 million unsecured revolving Credit Agreement (the “Credit Agreement”) with a syndicate of banks that replaced the Company’s prior credit agreement. The Credit Agreement provides the Company with a commitment of $200 million for a three-year period and includes a $40 million sublimit for the issuance of letters of credit. During the second quarter of fiscal 2004, the Company borrowed $85,000,000 under the Credit Agreement in connection with the acquisition of UtiliQuest (see Note 3). Under the most restrictive covenants of the Credit Agreement, as of January 24, 2004, based on a multiple of EBITDA (as defined in the Credit Agreement), the available borrowing capacity is approximately $88.5 million, after considering the impact of borrowings and outstanding letters of credit. As of January 24, 2004, the Company had $26.5 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are all issued to insurance companies as part of the Company’s self-insurance program.

The Credit Agreement requires that the Company maintain certain financial covenants and imposes certain conditions including restricting its ability to encumber assets or incur certain types of indebtedness and maintaining a leverage ratio of not greater than 2.25:1.00, as measured at the end of each fiscal quarter. The Company must also maintain consolidated tangible net worth of not less than (i) $170,000,000 plus (ii) 50% of consolidated net income (positive or negative) from the date the acquisitions of both UtiliQuest and First South are completed plus (iii) 75% of the equity issuances made from that date to the date of computation. At January 24, 2004, the Company was in compliance with all financial covenants and conditions under the Credit Agreement.

Loans under the Credit Agreement bear interest, at the Company’s option, at the bank’s prime interest rate or LIBOR plus a spread of 1.25%, 1.50%, or 2.00% based upon the Company’s leverage ratio. Based upon the Company’s current leverage ratio, additional borrowings would be eligible for the 1.50% spread. The $85,000,000 in borrowings bears interest at three month and six month LIBOR, with a weighted average interest rate of 2.48%. The Company deferred approximately $1.1 million of fees related to the Credit Agreement, which are being amortized over its three year term. The Company is required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the facilities. In addition, the Company pays an annual agent fee of $50,000.

As part of the acquisition of UtiliQuest (see Note 3), the Company assumed the obligations of UtiliQuest under a long-term note payable in the amount of $3.6 million. This seven-year note bears interest at 6%, payable semi-annually on March 31 and September 30. Additionally, as part of the acquisition, the Company acquired certain non-cancelable capital lease agreements with respect to certain vehicles and computer equipment.

10. COMMITMENTS AND CONTINGENCIES

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

11. CAPITAL STOCK

On January 2, 2004 and November 25, 2003, respectively, the Company granted 100,000 and 5,000 restricted shares of its common stock to the Chief Executive Officer of the Company. The restricted shares vest over a period of four years from the date of grant. Upon issuance of the restricted shares, deferred compensation of $2.8 million was charged to stockholders’ equity for the fair value of the restricted stock and is being recognized as compensation expense ratably over the four-year vesting period. Compensation expense with respect to these restricted shares for the three and six months ended January 24, 2004 was $60,996.

On November 25, 2003, the Company issued 175,840 shares of common stock in connection with the acquisition of substantially all of the assets of First South and the assumption of certain liabilities associated with these assets.

On February 24, 2003, the Board of Directors authorized the repurchase of up to $25 million worth of the Company’s common stock over an eighteen-month period. Any such repurchases will be made in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of common stock, and the plan may be suspended at any time. Pursuant to Florida law, any shares repurchased will be added to the Company’s authorized, unissued shares and would be available for future use. No shares have been repurchased under this program as of January 24, 2004.

On November 26, 2002, the shareholders of the Company approved the 2002 Directors Restricted Stock Plan whereby non-employee directors must elect to receive a minimum percentage of their annual fees in restricted shares of the Company’s common stock. The Company has reserved 100,000 shares of its common stock for issuance under the plan. The number of restricted shares of the Company’s common stock to be granted is based on the fair market value of a share of common stock on the date such fees are payable. As of January 24, 2004, an aggregate of 6,077 shares had been issued under this plan at a weighted average market price of $14.34 per share. For the quarter ended January 24, 2004, 894 shares were issued under the plan at a price of $21.22 per share.

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

	For the Three Months Ended

	January 24,	January 25,
	2004	2003

Telecommunications	$159,090,160	$121,114,615
Utility line locating	29,811,828	11,646,167
Electrical utilities and other customers	7,466,986	4,392,815

Total contract revenues	$196,368,974	$137,153,597

	For the Six Months Ended

	January 24,	January 25,
	2004	2003

Telecommunications	$326,940,203	$260,915,969
Utility line locating	47,079,151	26,835,424
Electrical utilities and other customers	18,371,062	7,883,118

Total contract revenues	$392,390,416	$295,634,511

Comcast Corporation, BellSouth and Sprint represent the Company’s top three customers. For the three months ended January 24, 2004 and January 25, 2003, respectively, those customers contributed 54.3% and 48.3% of the Company’s revenues. For the six months ended January 24, 2004 and January 25, 2003, respectively, those customers contributed 56.9% and 44.1% of the Company’s revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of specialty contracting services, including engineering, construction, installation and maintenance services, to telecommunications providers throughout the United States. We also provide underground locating services to various utilities and electrical and other construction and maintenance services to electric utilities and others. The nature of the services we provide subjects our revenues to fluctuations as a result of changes in the capital expenditure and maintenance budgets of our customers, as well as to general levels of construction activity. Factors impacting the capital expenditure and maintenance budgets of our customers include consumer demands on telecom providers, actions of the Federal Communications Commission and general economic conditions. For the six months ended January 24, 2004, specialty contracting services related to the telecommunications industry, underground utility locating and electrical and other construction and maintenance to electric utilities and others contributed approximately 83.3%, 12.0% and 4.7%, respectively, to our total contract revenues.

We provide a significant portion of our services pursuant to multi-year master service agreements. Under master service agreements, we generally agree to provide for a period of one or more years, generally on an exclusive basis, a customer’s specified service requirements within a given geographical area. Master service agreements generally provide that we will furnish a specified unit of service for a specified unit price (e.g., fiber optic cable will be installed underground for a specified rate of dollars per foot). In some cases, a customer may terminate these agreements for convenience with at least 90 days prior written notice. Although historically master service agreements have been awarded through a competitive bidding process, recent trends have been toward securing or extending such contracts on negotiated terms. We are currently a party to approximately 200 master service agreements including approximately 130 of these contracts from our UtiliQuest acquisition.

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

Contract revenues from multi-year master service agreements represented 44.2% and 45.3% of total contract revenues for the six months ended January 24, 2004 and January 25, 2003, respectively, and contract revenues from long-term contracts, including multi-year master service agreements, represented 84.5% and 77.5% of total contract revenues, respectively.

We recognize revenue on unit based contracts as the unit is completed. Revenue on non-unit based contracts is recognized under the percentage-of-completion method based primarily on the ratio of contract costs incurred to date to total estimated contract costs. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

A significant portion of our revenue comes from several large customers. These revenues are generally derived from multiple contracts associated with a customer’s various service areas. The following table reflects the percentage of total contract revenue received from customers contributing at least 2.5% of our total contract revenue in either the three or six month period ending January 24, 2004 or January 25, 2003:

	For the three months ended

	January 24,	January 25,
	2004	2003

Comcast Corporation *	30.1%	30.6%
BellSouth	13.2%	11.6%
Sprint	11.0%	6.1%
Adelphia	7.2%	4.0%
Qwest	5.9%	5.7%
Charter Communications	3.5%	3.3%
DIRECTV	3.0%	9.5%
Alltel	2.5%	2.1%

	For the six months ended

	January 24,	January 25,
	2004	2003

Comcast Corporation *	32.5%	26.2%
Sprint	12.3%	5.8%
BellSouth	12.1%	12.1%
Adelphia	5.9%	4.2%
Qwest	5.8%	5.3%
Alltel	3.3%	2.1%
Charter Communications	3.2%	4.9%
DIRECTV	3.1%	8.8%

*	Comcast and AT&T Broadband revenues have been combined for periods prior to Comcast’s November 18, 2002 acquisition of AT&T Broadband.

Cost of earned revenues includes all direct costs of providing services under our contracts, including all costs of construction personnel, subcontractor costs, all costs associated with operation of equipment (excluding depreciation), insurance and materials not supplied by the customer. Generally the customer provides the materials that are to be used for its job. Because we retain the risk for automobile, general liability including damage claims, worker’s compensation, and employee group health claims subject to certain limits, a change in experience or actuarial assumptions could materially affect results of operations in a particular period. As part of the UtiliQuest acquisition, we assumed $11.8 million of damage claims. The valuation of this acquired liability will remain preliminary until we have completed an actuarial study of the exposure.

General and administrative costs include all our costs at the parent company level, as well as subsidiary management personnel and administrative overhead. Our management personnel, including subsidiary management, perform substantially all sales and marketing functions as part of their management responsibilities and, accordingly, we have not incurred material selling expenses.

Acquisitions

On November 25, 2003, we purchased substantially all of First South Utility Construction, Inc.’s (“First South”) assets and assumed certain liabilities associated with these assets for approximately $51.4 million in cash and 175,840 shares of our common stock. In conjunction with the acquisition, we also paid approximately $9 million for excess working capital consisting primarily of accounts receivable and unbilled revenue. We initially deposited approximately $6.4 million of such amount in escrow, to be returned to us to the extent certain accounts receivable and unbilled revenue amounts remain outstanding on April 15, 2004. At January 24, 2004, approximately $3.9 million remained in escrow.

On December 3, 2003, we acquired UtiliQuest Holdings Corp. (“UtiliQuest”) for a purchase price of approximately $115.7 million. Under the terms of the merger agreement, UtiliQuest merged with a newly-formed subsidiary of Dycom with UtiliQuest surviving as a wholly owned subsidiary of Dycom. We borrowed approximately $85 million under our Credit Agreement in connection with this acquisition.

The results of operations of these acquisitions are included in our consolidated financial statements from their respective dates of acquisition.

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

Self-Insured Claims Liability. We retain the risk of loss, up to certain limits, for automobile, general liability including damage claims, and workers’ compensation claims. A liability for unpaid claims, excluding damage claims, and the associated claim expenses, including incurred but unreported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. With regard to the accrual for damage claims, we review quarterly the paid claims history of our damage claims to establish the validity of our accrual. Factors affecting the determination of amounts to be accrued for automobile, general liability and workers’ compensation claims include, but are not limited to, expected cost for existing and anticipated claims, frequency, or payment patterns resulting from new types of claims, the hazard level of our operations, tort reform or other legislative changes, unfavorable jury decisions, court interpretations, changes in the medical conditions of claimants and economic factors such as inflation.

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

For losses occurring during fiscal years 2003 and 2004, excluding UtiliQuest, we have retained the risk on a per occurrence basis for automobile liability to $500,000, for general liability to $250,000 and for worker’s compensation, in states where we are allowed to retain risk, to $500,000. For fiscal year 2004, we have aggregate stop loss coverage for the above exposures at the stated retention of approximately $15.8 million and $17.4 million for fiscal year 2003. In addition, we have umbrella liability coverage to a policy limit for each year of $75 million. Within the umbrella coverage, we have retained the risk of loss between $2.0 and $5.0 million, on a per occurrence basis, with an aggregate stop loss for this layer of $10.0 million for each of fiscal years 2003 and 2004. For UtiliQuest losses between April 4, 2002 and April 3, 2004, we have retained the risk of loss for general liability, workers’ compensation and automobile liability to $250,000. In addition we have umbrella liability coverage to a policy limit of $50 million for the policy period April 4, 2002 to April 3, 2003 and $35 million for the policy period April 4, 2003 to April 3, 2004.

For losses related to our employee health plan occurring during fiscal year 2004, we have retained the risk, on an annual basis, of $200,000 per participant. For fiscal year 2004, we have aggregate stop loss coverage for this exposure at the stated retention of approximately $25.3 million. For losses related to the UtiliQuest health plan during fiscal year 2004, we have retained the risk, on an annual basis, of $200,000 per participant.

The method of calculating the estimated accrued liability for automobile, general liability, including damage claims, and workers’ compensation and employee group health claims is subject to inherent uncertainty. If actual results are less favorable than what we use to calculate the accrued liability, we would have to record expenses in excess of what we have already accrued.

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

Accounting for Income Taxes. We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We have not recorded any valuation allowances as of January 24, 2004 because management believes that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary differences in basis reverse over time. Our judgments and tax strategies are subject to audit by various taxing authorities. While the Company believes it has provided adequately for its income tax liabilities in its consolidated financial statements, adverse determinations by taxing authorities could have a material adverse effect on our consolidated financial condition and results of operations.

Contingencies and Litigation. In the ordinary course of our business we are involved in certain legal proceedings. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. As required by SFAS No. 5, “Accounting for Contingencies,” where there is a range of loss and no amount within the range is a better estimate than any other amount, we record the minimum estimated liability related to those claims. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions of our estimates of the potential liability could materially impact our results of operations. If the final outcome of such litigation and contingencies differs adversely from that currently expected, it would result in a charge to earnings when determined.

Results of Operations

The following table sets forth, as a percentage of contract revenues earned, certain items in our condensed consolidated statements of operations for the periods indicated:

		For the Three Months Ended

		(dollars in millions)
	January 24, 2004		January 25, 2003

Revenues:
Contract revenues earned	$196.4	100.0%	$137.2	100.0%
Expenses:
Cost of earned revenues, excluding depreciation	151.2	77.0	111.4	81.2
General and administrative	18.9	9.6	17.4	12.7
Depreciation and amortization	11.0	5.6	10.5	7.6

Total expenses	181.1	92.2	139.3	101.5

Interest income, net	(0.3)	—	0.4	0.3
Other income, net	0.6	—	0.6	0.4
Gain on sale of long-term accounts receivable	11.3	5.9	—	—

Income (loss) before income taxes	26.9	13.7	(1.1)	(0.8)

Provision for income taxes	10.5	5.3	—	—

Net income (loss)	$16.4	8.4%	$(1.1)	(0.8)%

		For the Six Months Ended

		(dollars in millions)
	January 24, 2004		January 25, 2003

Revenues:
Contract revenues earned	$392.4	100.0%	$295.6	100.0%
Expenses:
Cost of earned revenues, excluding depreciation	298.3	76.0	234.9	79.5
General and administrative	36.4	9.3	35.7	12.1
Depreciation and amortization	20.3	5.2	21.3	7.2

Total expenses	355.0	90.5	291.9	98.8

Interest income, net	—	—	0.6	0.2
Other income, net	1.4	0.4	1.7	0.6
Gain on sale of long-term accounts receivable	11.4	2.9	—	—

Income before income taxes	50.2	12.8	6.0	2.0

Provision for income taxes	19.8	5.1	3.0	1.0

Net income	$30.4	7.7%	$3.0	1.0%

Revenues. Contract revenues increased $59.2 million, or 43.2%, to $196.4 million in the quarter ended January 24, 2004 from $137.2 million in the quarter ended January 25, 2003. Of this increase, $38.0 million was attributable to an increase in demand for specialty contracting services provided to telecommunications companies, an increase of $18.2 million in underground utility locating services provided to various utilities, and an increase of $3.0 million attributable to construction and maintenance services provided to electrical utilities and others. First South, acquired in November 2003, contributed $7.0 million of contract revenues during the quarter ended January 24, 2004, primarily in contract revenues from telecommunications services. UtiliQuest, acquired in December 2003, contributed $16.6 million of revenues during the quarter ended January 24, 2004 from underground utility locating services. Excluding revenues attributable to these two acquisitions, our total contract revenues for the current quarter would have been $172.8 million, an increase of 26.0% from the quarter ended January 25, 2003.

During the quarter ended January 24, 2004, we recognized $159.1 million of contract revenues, or 81.0% of our total contract revenues, from telecommunications services as compared to $121.1 million, or 88.3% for the quarter ended January 25, 2003. Excluding First South, contract revenues from telecommunications services for the current quarter would have been $152.2 million. The increase in our telecommunications service revenues, excluding the impact of First South, is attributable primarily to revenues from one of our significant customers engaged in a major upgrade project, and the impact of a major new construction and maintenance contract with another significant customer.

We recognized contract revenues of $29.8 million, or 15.2% of our total contract revenues, from underground utility locating services in the quarter ended January 24, 2004 as compared to $11.6 million, or 8.5%, in the quarter ended January 25, 2003. Excluding UtiliQuest, contract revenues from underground utility locating services for the current quarter would have been $13.2 million. This increase is primarily the result of the addition of a new customer in the Southeastern portion of the country.

We recognized contract revenues of $7.5 million, or 3.8% of our total contract revenues, from electrical utilities and other construction and maintenance services in the quarter ended January 24, 2004 as compared to $4.4 million, or 3.2%, in the quarter ended January 25, 2003.

Contract revenues from multi-year master service agreements and other long-term agreements represented 87.7% of total contract revenues in the quarter ended January 24, 2004 as compared to 78.7% in the quarter ended January 25, 2003. Contract revenues from multi-year master service agreements represented 47.1% of total contract revenues in the quarter ended January 24, 2004 as compared to 45.9% in the quarter ended January 25, 2003.

Contract revenues increased $96.8 million, or 32.7%, to $392.4 million for the six months ending January 24, 2004 from $295.6 million for the six months ended January 25, 2003. Of this increase, $66.0 million was attributable to an increase in demand for specialty contracting services provided to telecommunications companies, an increase of $20.3 million in underground utility locating services provided to various utilities, and an increase of $10.5 million attributable to construction and maintenance services provided to electrical utilities and others. First South contributed $6.9 million of contract revenues during the six months ended January 24, 2004, primarily in contract revenues from telecommunications services. UtiliQuest contributed $16.6 million of revenues during the six months ended January 24, 2004 from underground utility locating services. Excluding revenues attributable to these two acquisitions, our total contract revenues for the six months ended January 24, 2004 would have been $368.9 million, an increase of 24.8% from the six months ended January 25, 2003.

During the six months ended January 24, 2004, we recognized $326.9 million of contract revenues, or 83.3% of our total contract revenues, from telecommunications services as compared to $260.9 million, or 88.3% for the six months ended January 25, 2003. Excluding First South, contract revenues from telecommunications services for the first half of the current fiscal year would have been $320.0 million. The increase in our telecommunications service revenues, excluding the impact of First South, is attributable primarily to revenues from one of our significant customers engaged in a major upgrade project, and the impact of a major new construction and maintenance contract with another significant customer.

We recognized contract revenues of $47.1 million, or 12.0% of our total contract revenues, from underground utility locating services for the six months ended January 24, 2004 as compared to $26.8 million, or 9.1%, for the six months ended January 25, 2003. Excluding UtiliQuest, contract revenues from underground utility locating services for the first half of the current fiscal year would have been $30.5 million. This increase is primarily the result of the addition of a new customer in the Southeastern portion of the country.

We recognized contract revenues of $18.4 million, or 4.7% of our total contract revenues, from electrical utilities and other construction and maintenance services for the six months ended January 24, 2004 as compared to $7.9 million, or 2.6%, in the quarter ended January 25, 2003. The increase in revenues from electrical utilities and other construction and maintenance services is primarily attributable to new contracts during the first six months of fiscal 2004.

Contract revenues from multi-year master service agreements and other long-term agreements represented 84.5% of total contract revenues for the six months ended January 24, 2004 as compared to 77.5% for the six months ended January 25, 2003. Contract revenues from multi-year master service agreements represented 44.2% of total contract revenues for the six months ended January 24, 2004 as compared to 45.3% for the six months ended January 25, 2003.

Costs of Earned Revenues. Costs of earned revenues increased $39.8 million in the quarter ended January 24, 2004 from $111.4 million in the quarter ended January 25, 2003. The increase in cost of earned revenues was primarily the result of higher levels of operations during the quarter. As a percentage of contract revenues, costs of earned revenues decreased to 77.0% in the quarter ended January 24, 2004 from 81.2% in the quarter ended January 25, 2003. The decrease in cost of earned revenues as a percentage of revenues was primarily the result of lower billings to customers for direct materials and improving claims experience under our automobile and workers’ compensation self insurance programs, partially offset by increases in the overall costs of labor (combined employee and subcontract labor). Billings to customers for direct materials generally generate lower margins than other revenues.

Costs of earned revenues increased $63.4 million to $298.3 million for the six months ended January 24, 2004 from $234.9 million for the six months ended January 25, 2003. The increase in cost of earned revenues for the six-month period was a result of increased levels of operations during the period. As a percentage of contract revenues, costs of earned revenues decreased to 76.0% in the quarter ended January 24, 2004 from 79.5% for the six months ended January 25, 2003. The same factors mentioned above contributed to this decrease.

General and Administrative Expenses. General and administrative expenses increased $1.5 million to $18.9 million in the quarter ended January 24, 2004 from $17.4 million in the quarter ended January 25, 2003. General and administrative expenses decreased as a percentage of contract revenues to 9.6% in the quarter ended January 24, 2004 from 12.7% in the quarter ended January 25, 2003.

General and administrative expenses increased $0.7 million to $36.4 million for the six months ended January 24, 2004 from $35.7 million for the six months ended January 25, 2003. General and administrative expenses decreased as a percentage of contract revenues to 9.3% for the six months ended January 24, 2004 from 12.1% for the six months ended January 25, 2003. The percentage decreases for both the three and six month periods are a result of increased revenues on the relatively fixed general and administrative costs.

Depreciation and Amortization. Depreciation and amortization increased $0.5 million to $11.0 million in the quarter ended January, 24, 2004 as compared to $10.5 million in the quarter ended January 25, 2003, and decreased as a percentage of contract revenues to 5.6% from 7.6%. Depreciation and amortization decreased $1.0 million to $20.3 million for the six months ended January, 24, 2004 as compared to $21.3 million for the six months ended January 25, 2003, and decreased as a percentage of contract revenues to 5.2% from 7.2%. The percentage decreases for both the three and six month periods are a result of increased revenues on the relatively fixed depreciation and amortization costs.

Interest Income, Net. Interest expense, net was $0.3 million for the three months ended January 24, 2004 as compared to interest income, net of $0.4 million for the three months ended January 25, 2003. Interest income, net was negligible for the six months ended January 24, 2004 as compared to $0.6 million for the same period last year. The decrease was primarily the result of the use of cash on hand and increased borrowings in connection with the two acquisitions closed during the quarter.

Other Income, Net. Other income, net remained constant at $0.6 million for the quarters ended January 24, 2004 and January 25, 2003. Other income, net decreased $0.3 million to $1.4 million in the six months ended January 24, 2004 from $1.7 million in the six months ended January 25, 2003. Other income is derived primarily from the sale of idle assets.

Income Taxes. The provision for income taxes was $10.5 million for the three months ended January 24, 2004 and was negligible for the same period last year. The provision for income taxes increased $16.8 million to $19.8 million for the six months ended January 24, 2004 as compared to $3.0 million for the same period last year. Our effective tax rate was 38.2% and 39.5%, respectively, for the three and six months ended January 24, 2004 as compared to 1.2% and 50.2% for the same periods last year. The prior year’s period’s effective tax rates were impacted by the prior year’s loss in the second quarter, which resulted in non-meaningful rates. Based upon our current expectations for pre-tax income, we do not expect the tax rate to change significantly for the remainder of the year.

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

Cash and cash equivalents totaled $118.3 million at January 24, 2004 compared to $129.9 million at July 26, 2003.

	For the Six Months Ended

	(dollars in millions)
	January 24, 2004	January 25, 2003

Net cash flows:
Provided by operations	$82.9	$15.4
Used in investment activities	$(181.6)	(0.2)
Provided by financing activities	$87.2	0.2

Cash from operating activities. For the six months ended January 24, 2004, net cash provided from operating activities was $82.9 million compared to $15.4 million for the six months ended January 25, 2003. Net income, excluding the after tax gain on the sale of long-term receivables, plus non-cash items primarily consisting of depreciation, amortization, and provision for bad debts, contributed $44.2 million compared to $21.5 million for the six months ended January 25, 2003.

Changes in working capital items during the six-month period ended January 24, 2004 provided $9.1 million compared with the use of $6.1 million for the six months ended January 25, 2003. The sale of long-term receivables, described below, contributed $29.6 million, net of tax, to the current year’s operating cash flow. We do not anticipate generating significant proceeds from future sales of long-term receivables.

Components of the change in working capital were a decrease in accounts receivable, net of $22.8 million acquired receivables, of $16.6 million and a decrease in unbilled revenue, net of $3.2 million. These decreases were partially offset by a decrease in income taxes payable of $6.6 million and an increase in remaining assets and liabilities of $4.1 million. Accounts receivable, net of $22.8 million acquired receivables, declined during the current year primarily as a result of a reduction in our days sales outstanding associated with receivables. Overall economic conditions and customer mix are important factors effecting days sales outstanding for our accounts receivable.

Based on quarterly revenues, days sales outstanding was 58.7 days for the quarter ended January 24, 2004 compared to 66.3 days for the quarter ended January 25, 2003, for current accounts receivable, net. Based on quarterly revenues, days sales outstanding was 17.8 days for the quarter ended January 24, 2004 compared to 15.2 days for the quarter ended January 25, 2003, for unbilled revenues, net.

In the second quarter of fiscal 2004, the Company sold accounts receivable, classified as non-current, which consisted of pre-petition trade receivables due from Adelphia Communications Corporation (“Adelphia”) of $21.6 million. Adelphia filed for bankruptcy protection in the fourth quarter of fiscal 2002. The Company received proceeds on the sale of $34.2 million ($29.6 million net of tax) and recorded a pre-tax gain on the sale, net of expenses, of $11.4 million or $6.8 million after tax. Should any additional customers file for bankruptcy or experience financial difficulties, or if our efforts to recover outstanding receivables fail, we could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in our customer’s revenues or cash flows could affect our ability to collect amounts due from them.

Cash from investing activities. For the six months ended January 24, 2004, net cash used in investing activities was $181.6 million as compared to $0.2 million for the same period last year. For the six months ended January 24, 2004, investing activities consisted primarily of acquisition expenditures of $174.7 million and capital expenditures of $9.5 million, offset in part by $2.5 million in proceeds from the sale of idle assets.

Cash from financing activities. For the six months ended January 24, 2004, net cash provided by financing activities, primarily from the borrowings under the Credit Agreement, was $87.2 million compared to $0.2 million for the six months ended January 25, 2003.

On June 3, 2002, we entered into a $200 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides us with a commitment of $200 million for a three-year period and includes a sublimit of $40 million for the issuance of letters of credit. During the second quarter of fiscal 2004, the Company borrowed $85,000,000 under the Credit Agreement in connection with the acquisition of UtiliQuest (see Note 3). Under the most restrictive covenants of our Credit Agreement, as of January 24, 2004, based on a multiple of EBITDA (as defined in the Credit Agreement), our available borrowing capacity is approximately $88.5 million, after considering the impact of borrowings and outstanding letters of credit. As of January 24, 2004 we had $26.5 million of outstanding letters of credit. The outstanding letters of credit are all issued to our insurance companies as part of our self-insurance program.

Loans under the Credit Agreement bear interest, at our option, at the bank’s prime interest rate or LIBOR plus a spread of 1.25%, 1.50% or 2.00% based upon our leverage ratio. Based on our current leverage ratio, additional borrowings would be eligible for the 1.50% spread. The $85,000,000 in borrowings bears interest at three month and six month LIBOR, with a weighted average interest rate of 2.48%. We are required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the facilities. In addition, we pay an annual agent fee of $50,000.

Under the Credit Agreement we are subject to certain financial covenants and conditions which restrict our ability to encumber our assets or incur certain types of indebtedness. We must maintain a leverage ratio of not greater than 2.25:1.00, as measured at the end of each fiscal quarter. At January 24, 2004, this leverage ratio, defined as consolidated funded debt including any outstanding letters of credit divided by consolidated EBITDA (as defined in the Credit Agreement), was 1.10:1.00. We must also maintain consolidated tangible net worth of not less than (i) $170,000,000 plus (ii) 50% of consolidated net income (positive or negative) from the date the acquisitions of both UtiliQuest and First South Utility Construction are completed plus (iii) 75% of the equity issuances made from that date to the date of computation. At January 24, 2004, we were in compliance with all financial covenants and conditions under the Credit Agreement.

As part of the acquisition of UtiliQuest (see Note 3), the Company assumed the obligations of UtiliQuest under a long-term note payable in the amount of $3.6 million. This seven-year note bears interest at 6%, payable semi-annually on March 31 and September 30. Additionally, as part of the acquisition, the Company acquired certain non-cancelable capital lease agreements with respect to certain vehicles and computer equipment.

Certain subsidiaries have outstanding obligations under real estate leases and equipment and vehicle financing arrangements. The obligations are payable in monthly installments, expiring at various dates through November 2023.

Interest costs incurred on notes payable, all of which were expensed, during the six months ended January 24, 2004 were $466,088.

Related party transactions. We lease some of our administrative offices from entities related to officers of our subsidiaries.

Stock Repurchase Program. On February 24, 2003, the Board of Directors authorized the repurchase of up to $25 million worth of the Company’s common stock over an eighteen-month period. Such repurchases will be made in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of common stock, and the plan may be suspended at any time. Pursuant to Florida law, any shares repurchased will be added to the Company’s authorized, unissued shares and are available for future issue. No shares have been repurchased under this program as of March 5, 2004.

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

Backlog. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts. Our backlog at January 24, 2004 and July 26, 2003 was $1.174 billion and $890.9 million, respectively. We expect to complete approximately 46.4% of our current backlog during the next twelve months. In many instances our customers are not contractually committed to specific volumes of services under a contract. Generally the customer is obligated to obtain these services from us if they are not performed by the customer’s employees and we are committed to perform these services if requested by the customer. Many of these contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with customers and our experience in procurements of this nature. There can be no assurance, however, as to a customer’s requirements during a particular period or that such estimates at any point in time are accurate.

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

Special Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the Notes to the Condensed Consolidated Financial Statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “forecast,” “project,” and similar expressions identify forward-looking statements. Such statements may include, but may not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financial needs or plans and the availability of financing, and plans relating to our services including backlog, as well as assumptions relating to the foregoing. These forward-looking statements are based on management’s current expectations, estimates and projections. Forward–looking statements are subject to risks and uncertainties that may cause actual results in the future to differ materially from the results projected or implied in any forward-looking statements contained in this report. Such risks and uncertainties include: business and economic conditions in the telecommunications industry affecting our customers, the adequacy of our insurance and other reserves and allowances for doubtful accounts, whether the carrying value of our assets may be impaired, whether recent acquisitions can be efficiently integrated into our existing operations, the impact of any future acquisitions, the anticipated outcome of other contingent events, including litigation, liquidity needs and the availability of financing. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Recently Issued Accounting Pronouncements

In December 2003, FASB Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities” was issued. FIN 46(R) replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46(R) are effective for the first reporting period that ends after December 15, 2003 for variable interests in those entities commonly referred to as special-purpose entities. Application of the provisions of FIN 46(R) for all other entities is effective for the first reporting period ending after March 15, 2004. The Company does not have any interests in variable interest entities.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments” in determining our market risk. We had no significant holdings of derivative financial or commodity instruments at January 24, 2004. A review of our other financial instruments and risk exposures at that date revealed that we had exposure to interest rate risk. At January 24, 2004, we performed sensitivity analyses to assess the potential effect of this risk and concluded that reasonably possible near-term changes in interest rates should not materially affect our financial position, results of operations or cash flows.

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

PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On November 25, 2003, the Company issued 175,840 shares of the Company’s common stock in connection with the acquisition of First South. These shares were issued in a manner not involving a public offering and therefore did not require registration under the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of shareholders of the Company was held on November 25, 2003 to consider and take action on the election of two directors and the adoption of the Dycom Industries, Inc. 2003 Long-Term Incentive Plan.

The Company’s nominee, Steven E. Nielsen, was elected as a director of the Company. Mr. Nielsen received 43,118,327 votes for and votes abstained totaled 353,141. The Company’s nominee, Stephen C. Coley, was elected as a director of the Company. Mr. Coley received 43,111,425 votes for and votes abstained totaled 360,043. Each of the following director’s term of office as a director of the Company continued after the annual meeting: Charles M. Brennan III, Kristina M. Johnson, Tony G. Werner, and Joseph M. Schell. Mr. Ronald P. Younkin retired as a director.

The Dycom Industries, Inc. 2003 Long-Term Incentive Plan was adopted by the shareholders. The votes were 35,791,652 for approval of the new plan, 2,086,891 votes against approval of the plan, and 135,006 votes abstained.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibits furnished pursuant to the requirements of Form 10-Q:

Number	Description

(10.1)	Second Amendment to Credit Agreement and Consent and Waiver dated as of November 10, 2003 (incorporated by reference to Dycom’s Form 10-Q filed with the Commission on December 5, 2003)

(10.2)	Amended and Restated Employment Agreement between Steven E. Nielsen and Dycom Industries, Inc. dated as of November 25, 2003 (incorporated by reference to Dycom’s Form 10-Q filed with the Commission on December 5, 2003)

(10.3)	Agreement and Plan of Merger among Dycom Industries, Inc., UtiliQuest Acquisition Corp., UtiliQuest Holdings Corp., and OCM/GFI Power Opportunities Fund, L.P. dated as of November 17, 2003 (incorporated by reference to Dycom’s Form 10-Q filed with the Commission on December 5, 2003)

(10.4)	2003 Long-Term Incentive Plan (incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement, filed with the Commission on October 30, 2003, File No. 001-10613)

(10.5)	Restricted Stock Agreement between Steven E. Nielsen and Dycom Industries, Inc. dated as of November 25, 2003

(10.6)	Restricted Stock Agreement between Steven E. Nielsen and Dycom Industries, Inc. dated as of January 2, 2004

(11)	Statement re computation of per share earnings; All information required by Exhibit 11 is presented within Note 2 of the Company’s condensed consolidated financial statements in accordance with the provisions of SFAS No. 128

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The following reports on Form 8-K were filed on behalf of the Registrant during the quarter ended January 24, 2004:

(i)	Press release with respect to proposed acquisition of substantially all of the assets of First South Utility Construction, Inc. (“First South”).

Item Reported: 5

Date Filed: November 6, 2003

(ii)	Press release with respect to proposed acquisition of UtiliQuest Holdings Corp. (“UtiliQuest”).

Item Reported: 5

Date Filed: November 17, 2003

(iii)	Press release reporting consummation of acquisition of substantially all of the assets of First South.

Item Reported: 5

Date Filed: November 25, 2003

(iv)	Press release announcing earnings for the first quarter of 2004 and guidance for the second quarter of 2004.

Item Reported: 9

Date Filed: December 2, 2003

(v)	Press release reporting consummation of acquisition of UtiliQuest..

Item Reported: 5

Date Filed: December 4, 2003

(vi)	Press release updating the outlook for the second and third quarters of 2004

Item Reported: 5

Date Filed: December 9, 2003

(vii)	Acquisition of UtiliQuest and substantially all of the assets of First South.

Item Reported: 2

Date Filed: December 10, 2003

(viii)	Conference call to discuss the acquisition of UtiliQuest and substantially all of the assets of First South and to provide additional guidance for the second and third quarters of 2004.

Item Reported: 5

Date Filed: December 12, 2003

(ix)	Acquisition of substantially all of the assets of First South, amended and to provide the financial information required by Item 7.

Item Reported: 2

Date Filed: February 9, 2004

(x)	Acquisition of UtiliQuest, amended to provide the financial information required by Item 7.

Item Reported: 2

Date Filed: February 17, 2004

(xi)	Press release announcing earnings for the second quarter of 2004 and guidance for the third and fourth quarters of 2004.

Item Reported: 9

Date Filed: February 27, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYCOM INDUSTRIES, INC

Registrant

Date: March 9, 2004	/s/ Steven E. Nielsen Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date: March 9, 2004	/s/ Richard L. Dunn Name: Richard L. Dunn Title: Senior Vice President and Chief Financial Officer