Form 10-Q
period 2004-04-24
DYCOM INDUSTRIES INC
filed 2004-06-08
CIK 67215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 24, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 1, 2004
Common Stock, par value $0.33 1/3 per share	48,539,103

DYCOM INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 24,	July 26,
	2004	2003
ASSETS

CURRENT ASSETS:
Cash and equivalents	$48,585,438	$129,851,760
Accounts receivable, net	127,399,761	121,979,664
Costs and estimated earnings in excess of billings	47,336,254	34,814,130
Deferred tax assets, net	16,080,609	8,778,775
Inventories	4,996,287	2,669,796
Other current assets	12,901,520	7,378,452

Total current assets	257,299,869	305,472,577

PROPERTY AND EQUIPMENT, net	94,382,592	86,893,826

OTHER ASSETS:
Goodwill, net	221,817,180	106,615,836
Intangible assets, net	36,777,268	729,646
Accounts receivable	—	21,567,480
Deferred tax assets, net non-current	12,753,756	7,167,117
Other	10,673,224	8,096,095

Total other assets	282,021,428	144,176,174

TOTAL	$633,703,889	$536,542,577

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$27,920,528	$22,734,971
Notes and capital leases payable	4,757,493	9,537
Billings in excess of costs and estimated earnings	1,269,644	703,063
Accrued self-insured claims	27,976,840	17,676,780
Income taxes payable	5,973,876	5,168,984
Other accrued liabilities	36,005,143	24,440,415

Total current liabilities	103,903,524	70,733,750

NOTES AND CAPITAL LEASES PAYABLE	7,552,858	20,160
ACCRUED SELF-INSURED CLAIMS	20,572,374	14,175,209
OTHER LIABILITIES	1,041,420	1,273,889

Total liabilities	133,070,176	86,203,008

COMMITMENTS AND CONTINGENCIES, Note 10

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 48,523,608 and 47,986,768 issued and outstanding, respectively	16,174,530	15,995,584
Additional paid-in capital	347,528,563	336,394,016
Deferred compensation	(2,565,785)	—
Retained earnings	139,496,405	97,949,969

Total stockholders’ equity	500,633,713	450,339,569

TOTAL	$633,703,889	$536,542,577

See notes to condensed consolidated financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	April 24,	April 26,
	2004	2003
REVENUES:
Contract revenues earned	$219,562,070	$139,665,894

EXPENSES:
Costs of earned revenues, excluding depreciation	174,615,688	109,265,873
General and administrative	17,762,287	17,771,918
Depreciation and amortization	10,109,601	8,885,456

Total	202,487,576	135,923,247

Interest income	147,095	351,658
Interest expense	(406,816)	(5,850)
Other income, net	1,920,183	645,824

INCOME BEFORE INCOME TAXES	18,734,956	4,734,279

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	12,266,405	(7,114,149)
Deferred	(4,708,504)	9,064,269

Total	7,557,901	1,950,120

NET INCOME	$11,177,055	$2,784,159

EARNINGS PER COMMON SHARE:

Basic earnings per share	$0.23	$0.06

Diluted earnings per share	$0.23	$0.06

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE
Basic	48,510,119	47,871,508

Diluted	49,082,910	47,873,053

See notes to condensed consolidated financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	April 24,	April 26,
	2004	2003
REVENUES:
Contract revenues earned	$611,952,486	$435,300,405

EXPENSES:
Costs of earned revenues, excluding depreciation	472,889,751	344,203,995
General and administrative	54,132,175	53,495,604
Depreciation and amortization	30,452,541	30,175,506

Total	557,474,467	427,875,105

Interest income	646,972	1,196,788
Interest expense	(872,904)	(205,925)
Other income, net	3,348,595	2,349,093
Gain on sale of long-term accounts receivable	11,359,379	—

INCOME BEFORE INCOME TAXES	68,960,061	10,765,256

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	32,582,162	(2,145,610)
Deferred	(5,168,537)	7,123,090

Total	27,413,625	4,977,480

NET INCOME	$41,546,436	$5,787,776

EARNINGS PER COMMON SHARE:

Basic earnings per share	$0.86	$0.12

Diluted earnings per share	$0.85	$0.12

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE
Basic	48,274,824	47,868,094

Diluted	48,839,189	47,871,173

See notes to condensed consolidated financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	April 24,	April 26,
	2004	2003
Increase (Decrease) in Cash and Equivalents from:
OPERATING ACTIVITIES:
Net Income	$41,546,436	$5,787,776
Adjustments to reconcile to net cash inflow from operating activities:
Depreciation and amortization	30,452,541	30,175,506
Bad debts expense	612,688	655,102
Gain on disposal of assets	(2,493,788)	(1,600,789)
Gain on sale of long-term accounts receivable	(11,359,379)	—
Deferred income taxes	(5,168,537)	7,123,090
Other	296,256	54,426
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in operating assets:
Proceeds on sale of long-term accounts receivable, net	34,242,345	—
Accounts receivable, net	16,744,636	(19,445,091)
Unbilled revenues, net	(4,470,913)	3,117,017
Income tax receivable	—	(6,808,641)
Other current assets	(4,041,118)	1,385,298
Other assets	2,640,384	(4,043,382)
Increase (decrease) in operating liabilities:
Accounts payable	1,582,666	(905,019)
Accrued self-insured claims and other liabilities	2,171,295	(4,083,122)
Accrued income taxes	1,486,257	—

Net cash inflow from operating activities	104,241,769	11,412,171

INVESTING ACTIVITIES:
Capital expenditures	(18,749,632)	(14,297,449)
Proceeds from sale of assets	6,210,966	4,750,167
Acquisition expenditures, net of cash acquired	(174,684,488)	—

Net cash outflow from investing activities	(187,223,154)	(9,547,282)

FINANCING ACTIVITIES:
Borrowings on notes payable	85,000,000	—
Principal payments on notes payable and capital leases	(86,870,735)	(70,572)
Exercise of stock options	3,585,798	185,348

Net cash inflow from financing activities	1,715,063	114,776

NET CASH (OUTFLOW) INFLOW FROM ALL ACTIVITIES	(81,266,322)	1,979,665

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	129,851,760	116,052,139

CASH AND EQUIVALENTS AT END OF PERIOD	$48,585,438	$118,031,804

See notes to condensed consolidated financial statements— unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Nine Months Ended
	April 24,	April 26,
	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$907,672	$203,963
Income taxes	$32,026,766	$5,482,438

Issuance of restricted stock	$2,801,900	$—

Income tax benefit from stock options exercised	$681,365	$28,447

During the nine months ended April 24, 2004, we acquired UtiliQuest Holdings Corp. and purchased substantially all of the assets of First South Utility Construction, Inc. and assumed certain liabilities associated with these assets. See Note 3

Fair market value of net assets acquired, including goodwill	$180,262,607
Less: Common stock issued	(4,184,289)

Acquisition expenditures	176,078,318
Cash acquired	(1,393,830)

Acquisition expenditures, net of cash acquired	$174,684,488

See notes to condensed consolidated financial statements—unaudited.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

The accompanying condensed consolidated balance sheets of Dycom Industries, Inc. (“Dycom” or the “Company”) as of April 24, 2004 and July 26, 2003, and the related condensed consolidated statements of operations for the three and nine months ended April 24, 2004 and April 26, 2003 and the condensed consolidated statements of cash flows for the nine months ended April 24, 2004 and April 26, 2003, reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and nine months ended April 24, 2004 are not necessarily indicative of the results that may be expected for the entire year.

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

The Company is a leading provider of specialty contracting services, including engineering, construction, installation and maintenance services, to telecommunications providers throughout the United States. The Company also provides underground locating services to various utilities and electrical and other construction and maintenance services to electric utilities and others. All material intercompany accounts and transactions have been eliminated.

ACCOUNTING PERIOD — The Company uses a fiscal year ending the last Saturday in July. Fiscal year 2003 consisted of 52 weeks, while fiscal year 2004 will consist of 53 weeks, with the fourth quarter having 14 weeks.

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

CASH AND EQUIVALENTS — Cash and equivalents include cash balances on deposit in banks, overnight repurchase agreements, certificates of deposit, commercial paper, municipal bonds, and various other financial instruments having an original maturity of three months or less. For purposes of the consolidated statements of cash flows, the Company considers these amounts to be cash equivalents.

RESTRICTED CASH — At April 24, 2004, we had approximately $5.0 million in restricted cash included in other current assets and other assets on our condensed consolidated balance sheets. This amount primarily relates to cash held as collateral to support projected workers’ compensation, automobile, and general liability obligations.

INVENTORIES — Inventories consist primarily of materials and supplies used in the Company’s business and are carried at the lower of cost (first in, first out) or market (net realizable value). No obsolescence reserve has been recorded in the periods presented.

PROPERTY AND EQUIPMENT — Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives range from: buildings — 20-31 years; leasehold improvements — the term of the respective lease or the estimated useful life of the improvements, whichever is shorter; new vehicles — 3-7 years; used vehicles — 1-7 years; new equipment and machinery — 2-10 years; used equipment and machinery — 1-10 years; and furniture and fixtures — 3-10 years. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income.

INTANGIBLE ASSETS — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company will conduct on at least an annual basis a review of its reporting units with goodwill to determine whether their carrying value exceeds their fair market value. Should this be the case, a detailed analysis of the reporting unit’s assets and liabilities is performed to determine whether the goodwill is impaired. Impairment losses are required to be reflected in operating income or loss in the consolidated statements of operations.

The Company’s annual valuation for fiscal year 2003 did not result in any impairment charge. The Company will conduct its annual test for impairment, as required by SFAS No. 142, during the fourth quarter of fiscal 2004.

Information regarding the Company’s other intangible assets subject to testing for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” is as follows:

	Weighted
	Average Life
	In Years	April 24, 2004	July 26, 2003
Carrying amount:
Licenses	5	$51,030	$51,030
Covenants not to compete	7	1,250,843	450,843
Tradenames	—	4,700,000	—
Tradenames	3-4	840,000	—
Customer relationships	15	30,900,000	—
Backlog	4	1,236,154	1,236,154

		38,978,027	1,738,027
Accumulated amortization:
Licenses		43,146	35,600
Covenants not to compete		434,196	330,026
Tradenames		73,541	—
Customer relationships		858,334	—
Backlog		791,542	642,755

		2,200,759	1,008,381

Net		$36,777,268	$729,646

Amortization expense was $663,667 and $67,769 for the three months ended April 24, 2004 and April 26, 2003, respectively, and $1,192,378 and $329,162 for the nine months ended April 24, 2004 and April 26, 2003, respectively. Estimated amortization expense for fiscal 2004 through 2008 is as follows:

Fiscal year ending July:	Amount:
2004	$1,855,757
2005	$2,701,960
2006	$2,562,596
2007	$2,396,500
2008	$2,368,167

SELF INSURED CLAIMS LIABILITY — We retain the risk of loss, up to certain limits, for automobile, general liability, including damage claims, and workers’ compensation claims. A liability for unpaid claims and the associated claim expenses, including incurred but unreported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. Factors affecting the determination of amounts to be accrued for automobile, general liability and workers’ compensation claims include, but are not limited to the expected cost for existing and anticipated claims, frequency, or payment patterns resulting from new types of claims, the hazard level of our operations, tort reform or other legislative changes, unfavorable jury decisions, court interpretations, changes in the medical conditions of claimants and economic factors such as inflation.

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

	For the Three Months Ended		For the Nine Months Ended
	April 24,	April 26,	April 24,	April 26,
	2004	2003	2004	2003
Net income, as reported	$11,177,055	$2,784,159	$41,546,436	$5,787,776
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects*	(1,606,176)	(1,018,861)	(3,470,025)	(3,517,784)

Pro forma net income	$9,570,879	$1,765,298	$38,076,411	$2,269,992

Earnings per share:
Basic — as reported	$0.23	$0.06	$0.86	$0.12

Basic — pro forma	$0.20	$0.04	$0.79	$0.05

Diluted — as reported	$0.23	$0.06	$0.85	$0.12

Diluted — pro forma	$0.19	$0.04	$0.78	$0.05

*	All awards refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 — that is, awards for which the fair value was required to be measured under SFAS No. 123.

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

	For the Three Months Ended
	April 24,	April 26,
	2004	2003
Net income available to common stockholders (numerator)	$11,177,055	$2,784,159

Weighted-average number of common shares (denominator)	48,510,119	47,871,508

Basic earnings per common share	$0.23	$0.06

Weighted-average number of common shares	48,510,119	47,871,508
Potential common stock arising from stock options	572,791	1,545

Total shares-diluted (denominator)	49,082,910	47,873,053

Diluted earnings per common share	$0.23	$0.06

	For the Nine Months Ended
	April 24,	April 26,
	2004	2003
Net income available to common stockholders (numerator)	$41,546,436	$5,787,776

Weighted-average number of common shares (denominator)	48,274,824	47,868,094

Basic earnings per common share	$0.86	$0.12

Weighted-average number of common shares	48,274,824	47,868,094
Potential common stock arising from stock options	564,365	3,079

Total shares-diluted (denominator)	48,839,189	47,871,173

Diluted earnings per common share	$0.85	$0.12

3. ACQUISITIONS

The Company made no acquisitions in the fiscal year ended July 26, 2003.

On November 25, 2003, the Company acquired substantially all of First South Utility Construction, Inc.’s (“First South”) assets and assumed certain liabilities associated with these assets, for approximately $51.5 million in cash and 175,840 shares of Dycom’s common stock. In conjunction with the acquisition, the Company also paid approximately $9 million for excess working capital consisting primarily of accounts receivable and unbilled revenue. The Company paid the purchase price from cash on hand.

On December 3, 2003, the Company acquired UtiliQuest Holdings Corp., (“UtiliQuest”) for a purchase price of approximately $115.6 million. Under the terms of the merger agreement, UtiliQuest merged with a newly-formed subsidiary of the Company with UtiliQuest surviving as a wholly owned subsidiary of the Company. The Company borrowed approximately $85 million under its Credit Agreement in connection with this acquisition (see Note 9).

The Company recorded the above acquisitions using the purchase method of accounting. Accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The purchase price in excess of the fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. Under SFAS No. 142, goodwill associated with these acquisitions will be reviewed annually for impairment. The purchase price allocation is not final and is subject to changes upon completion of final valuations of certain assets and liabilities. The operating results of the companies acquired are included in the accompanying consolidated financial statements from their respective dates of purchase.

The purchase prices of the above acquisitions are derived as follows:

	(in thousands)
	First South	UtiliQuest
Cash paid (including $9 million for excess working capital for First South)	$60,217	$115,084
Transaction costs	285	492
Dycom common stock issued	4,184	—

	$64,686	$115,576

The purchase prices of the above acquisitions were allocated as follows:

	(in thousands)
	First South	UtiliQuest
Assets:
Cash and equivalents	$—	$1,394
Accounts receivable, net	7,126	15,650
Costs and estimated earnings in excess of billings	7,485	—
Deferred tax asset, net	—	7,503
Inventories	543	—
Other current assets	109	3,155
Property and equipment	6,548	15,168
Goodwill	42,091	72,860
Tradename	670	4,870
Intangibles — customer relationships	3,300	27,600
Other intangibles, net	800	—
Other assets	—	5,218

Total assets	68,672	153,418

Liabilities:
Accounts payable	2,064	1,110
Capitalizable leases — short term	—	5,216
Accrued self-insured claims	—	11,755
Other accrued liabilities	1,922	6,023
Capitalizable leases — long term	—	5,335
Notes payable — long term	—	3,600
Accrued self-insured claims — long term	—	4,803

Total liabilities	3,986	37,842

Net assets acquired	$64,686	$115,576

The following unaudited pro forma condensed combined financial information presents the Company’s consolidated results of operations as if the foregoing acquisitions had occurred on July 28, 2002, the first day of the Company’s fiscal year 2003.

	For the three months ended
	April 24, 2004 *	April 26, 2003
Total revenues	$219,562,070	$182,201,921
Income before income taxes	18,734,956	4,493,741
Net income	11,177,055	2,606,499

Earnings per share:
Basic	$0.23	$0.05
Diluted	$0.23	$0.05

	For the nine months ended
	April 24, 2004	April 26, 2003
Total revenues	$679,452,907	$568,854,094
Income before income taxes	72,488,649	2,095,983
Net income	43,577,135	(1,688,386)

Earnings per share:
Basic	$0.90	$(0.04)
Diluted	$0.89	$(0.04)

*	As reported.

4. ACCOUNTS RECEIVABLE

Accounts receivable, net classified as current, consist of the following:

	April 24,	July 26,
	2004	2003
Contract billings	$126,170,247	$121,061,058
Retainage	3,606,217	3,657,219
Other receivables	1,339,961	1,239,925

Total	131,116,425	125,958,202
Less allowance for doubtful accounts	3,716,664	3,978,538

Accounts receivable, net	$127,399,761	$121,979,664

The allowance for doubtful accounts changed as follows:

	For the Three Months Ended
	April 24,	April 26,
	2004	2003
Allowance for doubtful accounts at 1/24/2004 and 1/25/2003, respectively	$4,184,516	$4,486,148
(Reductions) additions charged to (against) bad debt expense	(932,692)	338,932
Amounts reclassed to non-current accounts receivable	—	(320,287)
Amounts charged against the allowance, net of recoveries	464,840	(94,897)

Allowance for doubtful accounts	$3,716,664	$4,409,896

	For the Nine Months Ended
	April 24,	April 26,
	2004	2003
Allowance for doubtful accounts at 7/26/2003 and 7/27/2002, respectively	$3,978,538	$4,826,124
Additions related to acquisitions	100,000	—
Additions charged to bad debt expense	612,688	655,102
Amounts reclassed to non-current accounts receivable	—	(320,287)
Amounts charged against the allowance, net of recoveries	(974,562)	(751,043)

Allowance for doubtful accounts	$3,716,664	$4,409,896

As of April 24, 2004, the Company expected to collect all retainage balances within the next twelve months.

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

In the third quarter of fiscal 2004, the Company recorded the recovery of previously written off accounts receivables in the amount of $928,000.

5. COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

The accompanying consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

	April 24,	July 26,
	2004	2003
Costs incurred on contracts in progress	$36,966,186	$29,066,176
Estimated to date earnings	10,378,653	8,687,173

Total costs and estimated earnings	47,344,839	37,753,349
Less billings to date	1,278,229	3,642,282

	$46,066,610	$34,111,067

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$47,336,254	$34,814,130
Billings in excess of costs and estimated earnings	(1,269,644)	(703,063)

	$46,066,610	$34,111,067

As stated in Note 1, the Company performs services under unit based and non-unit based contracts. The amounts presented above aggregate these types of contracts.

6. PROPERTY AND EQUIPMENT

The accompanying consolidated balance sheets include the following property and equipment:

	April 24,	July 26,
	2004	2003
Land	$4,671,162	$5,267,572
Buildings	10,417,352	10,752,264
Leasehold improvements	1,470,901	1,495,615
Vehicles	129,670,206	119,717,399
Furniture and fixtures	19,539,460	17,129,884
Equipment and machinery	102,785,656	89,214,913

Total	268,554,737	243,577,647
Less accumulated depreciation	174,172,145	156,683,821

Property and equipment, net	$94,382,592	$86,893,826

Maintenance and repairs of property and equipment amounted to $4,335,844 and $2,420,403 for the three months ended April 24, 2004 and April 26, 2003, respectively, and $10,802,206 and $7,580,452 for the nine months ended April 24, 2004 and April 26, 2003, respectively. Depreciation expense amounted to $9,445,934 and $8,817,687 for the three months ended April 24, 2004 and April 26, 2003, respectively, and $29,260,163 and $29,846,344 for the nine months ended April 24, 2004 and April 26, 2003, respectively.

7. ACCRUED SELF-INSURED CLAIMS

Accrued self-insured claims consist of the following:

	April 24,	July 26,
	2004	2003
Accrued auto, general liability and workers’ compensation	$28,607,104	$25,394,474
Accrued employee group health	4,147,719	4,152,785
Accrued damage claims	15,794,391	2,304,730

	48,549,214	31,851,989

Less current portion:
Accrued auto, general liability and workers’ compensation	13,015,108	11,219,265
Accrued employee group health	4,147,719	4,152,785
Accrued damage claims	10,814,013	2,304,730

	27,976,840	17,676,780

Accrued self-insured claims — non-current	$20,572,374	$14,175,209

8. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	April 24,	July 26,
	2004	2003
Accrued payroll and related taxes	$12,488,628	$7,324,762
Accrued employee bonus and benefit costs	6,636,355	4,617,327
Accrued vacations	3,513,445	2,192,119
Accrued construction costs	3,803,909	3,474,217
Other	9,562,806	6,831,990

Accrued liabilities	$36,005,143	$24,440,415

9. NOTES AND CAPITAL LEASES PAYABLE

Notes and capital leases payable are summarized as follows:

	April 24,	July 26,
	2004	2003
Capital leases	$8,687,089	$—
Term loan	3,600,000	—
Equipment loans	23,262	29,697

	12,310,351	29,697
Less current portion	4,757,493	9,537

Notes and capital leases payable — non-current	$7,552,858	$20,160

During fiscal year 2002, the Company entered into a three-year $200 million unsecured revolving Credit Agreement (the “Credit Agreement”) with a syndicate of banks that replaced the Company’s prior credit agreement. The Credit Agreement provides the Company with a commitment of $200 million for a three-year period and includes a $40 million sublimit for the issuance of letters of credit. During the second quarter of fiscal 2004, the Company borrowed $85,000,000 under the Credit Agreement in connection with the acquisition of UtiliQuest (see Note 3). The Company repaid this debt during the third quarter of fiscal 2004. Under the most restrictive covenants of the Credit Agreement, as of April 24, 2004, based on a multiple of EBITDA (as defined in the Credit Agreement), the available borrowing capacity is approximately $172.1 million, after considering the impact of outstanding letters of credit. As of April 24, 2004, the Company had $27.9 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are all issued to insurance companies as part of the Company’s self-insurance program.

The Credit Agreement requires that the Company maintain certain financial covenants and imposes certain conditions including restricting its ability to encumber assets or incur certain types of indebtedness and maintaining a leverage ratio of not greater than 2.25:1.00, as measured at the end of each fiscal quarter. The Company must also maintain consolidated tangible net worth of not less than (i) $170,000,000 plus (ii) 50% of consolidated net income (positive or negative) from the date the acquisitions of both UtiliQuest and First South are completed plus (iii) 75% of the equity issuances made from that date to the date of computation. At April 24, 2004, the Company was in compliance with all financial covenants and conditions under the Credit Agreement.

Loans under the Credit Agreement bear interest, at the Company’s option, at the bank’s prime interest rate or LIBOR plus a spread of 1.25%, 1.50%, or 2.00% based upon the Company’s leverage ratio. Based upon the Company’s current leverage ratio, additional borrowings would be eligible for the 1.25% spread. The Company deferred approximately $1.1 million of fees related to the Credit Agreement, which are being amortized over its three year term. The Company is required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the facilities. In addition, the Company pays an annual agent fee of $50,000.

As part of the acquisition of UtiliQuest, the Company assumed the obligations of UtiliQuest under a long-term note payable in the amount of $3.6 million. This note bears interest at 6%, payable semi-annually on March 31 and September 30, and is due on November 16, 2006. Additionally, as part of the acquisition, the Company acquired certain non-cancelable capital lease agreements with respect to certain vehicles and computer equipment. See Note 3.

10. COMMITMENTS AND CONTINGENCIES

The federal employment tax returns for two of our subsidiaries have been audited by the Internal Revenue Service (“IRS”). As a result of the audit, we received an original proposed assessment from the IRS in March 2004. At issue, according to the examination reports, are the taxpayers’ characterization of certain employee reimbursements for the years 2000 and 2001. We reached an agreed assessment with the IRS regarding one of the two subsidiaries that have been audited. The amount of the agreed assessment, which we expect will be paid in the fourth quarter, will be recorded against the reserve for this matter that we established during the quarter ended April 24, 2004. Subsequent to this agreement $7.4 million of the proposed assessment is still at issue. We continue to disagree with the amount of the proposed assessment with respect to the other subsidiary and are pursuing an administrative appeal of this matter which we intend to vigorously defend. We believe we have a number of legal defenses available that may substantially reduce the proposed assessment and have therefore not recorded any significant liability with respect to the remaining assessment.

In the course of our business we are involved in certain legal proceedings. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. As required by SFAS No. 5, “Accounting for Contingencies”, where there is a range of loss and no amount within the range is a better estimate than any other amount, we record the minimum estimated liability related to those claims. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates.

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

11. CAPITAL STOCK

On January 2, 2004 and November 25, 2003, respectively, the Company granted 100,000 and 5,000 restricted shares of its common stock to the Chief Executive Officer of the Company. The restricted shares vest over a period of four years from the date of grant. Upon issuance of the restricted shares, deferred compensation of $2.8 million was charged to stockholders’ equity for the fair value of the restricted stock and is being recognized as compensation expense ratably over the four-year vesting period. Compensation expense with respect to these restricted shares for the three and nine months ended April 24, 2004 was $175,119 and $236,115, respectively.

On November 25, 2003, the Company issued 175,840 shares of common stock in connection with the acquisition of substantially all of the assets of First South and the assumption of certain liabilities associated with these assets.

On February 24, 2003, the Board of Directors authorized the repurchase of up to $25 million worth of the Company’s common stock over an eighteen-month period. Any such repurchases will be made in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of common stock, and the plan may be suspended at any time. Pursuant to Florida law, any shares repurchased will be added to the Company’s authorized, unissued shares and would be available for future use. No shares have been repurchased under this program as of April 24, 2004.

On November 26, 2002, the shareholders of the Company approved the 2002 Directors Restricted Stock Plan whereby non-employee directors must elect to receive a minimum percentage of their annual fees in restricted shares of the Company’s common stock. The Company has reserved 100,000 shares of its common stock for issuance under the plan. The number of restricted shares of the Company’s common stock to be granted is based on the fair market value of a share of common stock on the date such fees are payable. As of April 24, 2004, an aggregate of 6,890 shares had been issued under this plan at a weighted average market price of $15.87 per share. For the quarter ended April 24, 2004, 813 shares were issued under the plan at a price of $27.33 per share.

12. SEGMENT INFORMATION

The Company operates in one reportable segment as a specialty contractor. The Company provides engineering, construction and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers, and cable television multiple system operators. Additionally, the Company provides similar services related to the installation of integrated voice, data, and video local and wide area networks within buildings and also provides underground locating services to various utilities and provides electrical and other construction and maintenance services to electric utilities and others. These services are provided by the Company’s various subsidiaries, which provide management with monthly financial statements. All of the Company’s subsidiaries have been aggregated into one reporting segment due to their similar customer bases, products and production methods, and distribution methods. The following table presents information regarding contract revenues by type of customer:

	For the Three Months Ended
	April 24,	April 26,
	2004	2003
Telecommunications	$161,364,736	$123,208,004
Utility line locating	50,982,476	12,455,431
Electrical utilities and other customers	7,214,858	4,002,459

Total contract revenues	$219,562,070	$139,665,894

	For the Nine Months Ended
	April 24,	April 26,
	2004	2003
Telecommunications	$488,304,939	$384,123,973
Utility line locating	98,061,627	39,290,855
Electrical utilities and other customers	25,585,920	11,885,577

Total contract revenues	$611,952,486	$435,300,405

Comcast Corporation, BellSouth and Sprint represent the Company’s top three customers. For the three months ended April 24, 2004 and April 26, 2003, respectively, those customers contributed 51.0% and 60.8% of the Company’s revenues. For the nine months ended April 24, 2004 and April 26, 2003, respectively, those customers contributed 54.6% and 49.5% of the Company’s revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of specialty contracting services, including engineering, construction, installation and maintenance services, to telecommunications providers throughout the United States. We also provide underground locating services to various utilities and electrical and other construction and maintenance services to electric utilities and others. Due to the nature of the services we provide, our revenues may fluctuate as a result of changes in the capital expenditure and maintenance budgets of our customers, as well as the general level of construction activity. Factors impacting the capital expenditure and maintenance budgets of our customers include consumer demands on telecom providers, actions of the Federal Communications Commission and general economic conditions. For the nine months ended April 24, 2004, specialty contracting services related to the telecommunications industry, underground utility locating and electrical and other construction and maintenance to electric utilities and others contributed approximately 79.8%, 16.0% and 4.2%, respectively, to our total contract revenues.

We provide a significant portion of our services pursuant to multi-year master service agreements. Master service agreements generally have the following characteristics: contract periods of one or more years, exclusivity and customer specified service requirements. In addition, master service agreements typically provide that we will furnish a specified unit of service for a specified unit price (i.e. fiber optic cable will be installed underground for a specified rate of dollars per foot). In some cases, a customer may terminate these agreements for convenience with at least 90 days prior written notice. Although historically master service agreements have been awarded through a competitive bidding process, recent trends have been toward securing or extending such contracts on negotiated terms. We are currently a party to approximately 218 master service agreements, including approximately 143 of these contracts from our UtiliQuest acquisition.

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

Contract revenues from multi-year master service agreements represented 47.5% and 42.1% of total contract revenues for the nine months ended April 24, 2004 and April 26, 2003, respectively, and contract revenues from long-term contracts, including multi-year master service agreements, represented 86.5% and 78.9% of total contract revenues, respectively.

We recognize revenue on unit based contracts as the unit is completed. Revenue on non-unit based contracts is recognized under the percentage-of-completion method based primarily on the ratio of contract costs incurred to date to total estimated contract costs. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

A significant portion of our revenue comes from several large customers. These revenues are generally derived from multiple contracts associated with a customer’s various service areas. The following table reflects the percentage of total contract revenue received from customers contributing at least 2.5% of our total contract revenue in either the three or nine month period ending April 24, 2004 or April 26, 2003:

	For the three months ended
	April 24,	April 26,
	2004	2003
Comcast Corporation	28.0%	40.6%
BellSouth	15.3%	13.8%
Sprint	7.7%	6.4%
Qwest	6.2%	6.0%
Adelphia	5.6%	4.8%
DIRECTV	3.3%	2.9%
Verizon	3.3%	0.5%
Charter Communications	3.2%	1.5%
Alltel	2.9%	2.7%
Cablevision	—	2.8%

	For the nine months ended
	April 24,	April 26,
	2004	2003
Comcast Corporation *	30.6%	30.8%
BellSouth	13.3%	12.7%
Sprint	10.7%	6.0%
Qwest	5.9%	5.6%
Adelphia	5.8%	4.4%
Alltel	3.2%	2.3%
Charter Communications	3.2%	3.8%
DIRECTV	3.2%	6.9%

*	Comcast and AT&T Broadband revenues have been combined for periods prior to Comcast’s November 18, 2002 acquisition of AT&T Broadband.

Cost of earned revenues includes all direct costs of providing services under our contracts, including all costs of construction personnel, subcontractor costs, all costs associated with operation of equipment (excluding depreciation) and insurance. Generally the customer provides the materials that are to be used for their job. To the extent the customer does not supply their own materials, these costs are also included as cost of earned revenues. Because we retain the risk for automobile, general liability including damage claims, worker’s compensation, and employee group health claims subject to certain limits, a change in experience or actuarial assumptions could materially affect results of operations in a particular period. As part of the UtiliQuest acquisition, we assumed approximately $12.1 million of damage claims. The valuation of this acquired liability will remain preliminary until we have completed an actuarial study of the exposure.

General and administrative costs include all of our costs at the parent company level, as well as subsidiary management personnel and administrative overhead. Our management personnel, including subsidiary management, perform substantially all sales and marketing functions as part of their management responsibilities and, accordingly, we have not incurred material selling expenses.

Acquisitions

On November 25, 2003, we purchased substantially all of First South Utility Construction, Inc.’s (“First South”) assets and assumed certain liabilities associated with these assets for approximately $51.5 million in cash and 175,840 shares of our common stock. In conjunction with the acquisition, we also paid approximately $9 million for excess working capital consisting primarily of accounts receivable and unbilled revenue.

On December 3, 2003, we acquired UtiliQuest Holdings Corp. (“UtiliQuest”) for a purchase price of approximately $115.6 million. Under the terms of the merger agreement, UtiliQuest merged with a newly-formed subsidiary of Dycom with UtiliQuest surviving as a wholly owned subsidiary of Dycom. We borrowed approximately $85 million under our Credit Agreement in connection with this acquisition.

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

“Costs and estimated earnings in excess of billings,” classified as a current asset, primarily relates to revenues for completed but unbilled units under unit based contracts, as well as unbilled revenues recognized under the percentage-of-completion method for non-unit based contracts. For those contracts in which billings exceed contract revenues recognized to date, such excesses are classified as a current liability in the caption “billings in excess of costs and estimated earnings.”

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

Self-Insured Claims Liability. We retain the risk of loss, up to certain limits, for automobile, general liability, including damage claims, and workers’ compensation claims. A liability for unpaid claims and the associated claim expenses, including incurred but unreported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. Factors affecting the determination of amounts to be accrued for automobile, general liability and workers’ compensation claims include, but are not limited to the expected cost for existing and anticipated claims, frequency, or payment patterns resulting from new types of claims, the hazard level of our operations, tort reform or other legislative changes, unfavorable jury decisions, court interpretations, changes in the medical conditions of claimants and economic factors such as inflation.

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

For UtiliQuest, we have retained the risk of loss on a per occurrence basis for general liability, workers’ compensation and automobile liability to $250,000 for losses occurring between April 4, 2002 and April 3, 2004. In addition, for UtiliQuest, we have umbrella liability coverage to a policy limit of $50 million for the policy period April 4, 2002 to April 3, 2003 and $35 million for the policy period April 4, 2003 to April 3, 2004. Subsequent to April 4, 2004, we retained the risk on a per occurrence basis for losses at UtiliQuest at the levels described in the preceding paragraph.

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

Accounting for Income Taxes. We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We have not recorded any valuation allowances as of April 24, 2004 because management believes that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary differences in basis reverse over time. Our judgments and tax strategies are subject to audit by various taxing authorities. While the Company believes it has provided adequately for its income tax liabilities in its consolidated financial statements, adverse determinations by taxing authorities could have a material adverse effect on our consolidated financial condition and results of operations.

Contingencies and Litigation.  The federal employment tax returns for two of our subsidiaries have been audited by the Internal Revenue Service (“IRS”). As a result of the audit, we received an original proposed assessment from the IRS in March 2004. At issue, according to the examination reports, are the taxpayers’ characterization of certain employee reimbursements for the years 2000 and 2001. We reached an agreed assessment with the IRS regarding one of the two subsidiaries that have been audited. The amount of the agreed assessment, which we expect will be paid in the fourth quarter, will be recorded against the reserve for this matter that we established during the quarter ended April 24, 2004. Subsequent to this agreement $7.4 million of the proposed assessment is still at issue. We continue to disagree with the amount of the proposed assessment with respect to the other subsidiary and are pursuing an administrative appeal of this matter which we intend to vigorously defend. We believe we have a number of legal defenses available that may substantially reduce the proposed assessment and have therefore not recorded any significant liability with respect to the remaining assessment.

In the course of our business we are involved in certain legal proceedings. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. As required by SFAS No. 5, “Accounting for Contingencies”, where there is a range of loss and no amount within the range is a better estimate than any other amount, we record the minimum estimated liability related to those claims. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates.

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

Results of Operations

The following table sets forth, as a percentage of contract revenues earned, certain items in our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended
	(dollars in millions)
	April 24, 2004		April 26, 2003
Revenues:
Contract revenues earned	$219.6	100.0%	$139.7	100.0%

Expenses:
Cost of earned revenues, excluding depreciation	174.6	79.5	109.3	78.2
General and administrative	17.8	8.1	17.7	12.7
Depreciation and amortization	10.1	4.6	8.9	6.4

Total expenses	202.5	92.2	135.9	97.3

Interest income, net	(0.3)	(0.1)	0.3	0.2
Other income, net	1.9	0.8	0.6	0.5

Income before income taxes	18.7	8.5	4.7	3.4

Provision for income taxes	7.5	3.4	1.9	1.4

Net income	$11.2	5.1%	$2.8	2.0%

	For the Nine Months Ended
	(dollars in millions)
	April 24, 2004		April 26, 2003
Revenues:
Contract revenues earned	$612.0	100.0%	$435.3	100.0%

Expenses:
Cost of earned revenues, excluding depreciation	472.9	77.3	344.2	79.1
General and administrative	54.1	8.8	53.5	12.3
Depreciation and amortization	30.5	5.0	30.2	6.9

Total expenses	557.5	91.1	427.9	98.3

Interest income, net	(0.2)	—	1.0	0.2
Other income, net	3.3	0.5	2.4	0.5
Gain on sale of long-term accounts receivable	11.4	1.9	—	—

Income before income taxes	69.0	11.3	10.8	2.4

Provision for income taxes	27.5	4.5	5.0	1.1

Net income	$41.5	6.8%	$5.8	1.3%

Revenues. Contract revenues increased $79.9 million, or 57.2%, to $219.6 million in the quarter ended April 24, 2004 from $139.7 million in the quarter ended April 26, 2003. Of this increase, $38.2 million was attributable to an increase in demand for specialty contracting services provided to telecommunications companies, an increase of $38.5 million in underground utility locating services provided to various utilities, and an increase of $3.2 million attributable to construction and maintenance services provided to electrical utilities and others. First South, acquired in November 2003, contributed $11.2 million of contract revenues during the quarter ended April 24, 2004, primarily in contract revenues from telecommunications services. UtiliQuest, acquired in December 2003, contributed $35.2 million of revenues during the quarter ended April 24, 2004 from underground utility locating services. Excluding revenues attributable to these two acquisitions, our total contract revenues for the current quarter would have been $173.2 million, an increase of 24.1% from the quarter ended April 26, 2003.

During the quarter ended April 24, 2004, we recognized $161.4 million of contract revenues, or 73.5% of our total contract revenues, from telecommunications services as compared to $123.2 million, or 88.2%, for the quarter ended April 26, 2003. Excluding First South, contract revenues from telecommunications services for the current quarter would have been $150.2 million. The increase in our telecommunications service revenues, excluding the impact of First South, is attributable to a general increase in contract activity from a broad range of our customers as well as the impact of a major new construction and maintenance contract with a significant customer.

We recognized contract revenues of $51.0 million, or 23.2% of our total contract revenues, from underground utility locating services in the quarter ended April 24, 2004 as compared to $12.5 million, or 8.9%, for the quarter ended April 26, 2003. Excluding UtiliQuest, contract revenues from underground utility locating services for the current quarter would have been $15.8 million. This increase is primarily the result of the addition of a new customer in the Southeastern portion of the country.

We recognized contract revenues of $7.2 million, or 3.3% of our total contract revenues, from electrical utilities and other construction and maintenance services in the quarter ended April 24, 2004 as compared to $4.0 million, or 2.9%, for the quarter ended April 26, 2003.

Contract revenues from multi-year master service agreements and other long-term agreements represented 90.0% of total contract revenues in the quarter ended April 24, 2004 as compared to 82.4% in the quarter ended April 26, 2003. Contract revenues from multi-year master service agreements represented 53.4% of total contract revenues in the quarter ended April 24, 2004 as compared to 40.7% in the quarter ended April 26, 2003. The increase in contract revenues from multi-year master service agreements is primarily attributable to the acquisition of UtiliQuest.

Contract revenues increased $176.7 million, or 40.6%, to $612.0 million for the nine months ending April 24, 2004 from $435.3 million for the nine months ended April 26, 2003. Of this increase, $104.2 million was attributable to an increase in demand for specialty contracting services provided to telecommunications companies, an increase of $58.8 million in underground utility locating services provided to various utilities, and an increase of $13.7 million attributable to construction and maintenance services provided to electrical utilities and others. First South contributed $18.1 million of contract revenues during the nine months ended April 24, 2004, primarily in contract revenues from telecommunications services. UtiliQuest contributed $51.6 million of revenues during the nine months ended April 24, 2004 from underground utility locating services. Excluding revenues attributable to these two acquisitions, our total contract revenues for the nine months ended April 24, 2004 would have been $542.3 million, an increase of 24.6% from the nine months ended April 26, 2003.

During the nine months ended April 24, 2004, we recognized $488.3 million of contract revenues, or 79.8% of our total contract revenues, from telecommunications services as compared to $384.1 million, or 88.3%, for the nine months ended April 26, 2003. Excluding First South, contract revenues from telecommunications services for the first nine months of the current fiscal year would have been $470.2 million. The increase in our telecommunications service revenues, excluding the impact of First South, is attributable to a general increase in contract activity from a broad range of our customers as well as the impact of a major new construction and maintenance contract with a significant customer.

We recognized contract revenues of $98.1 million, or 16.0% of our total contract revenues, from underground utility locating services for the nine months ended April 24, 2004 as compared to $39.3 million, or 9.0%, for the nine months ended April 26, 2003. Excluding UtiliQuest, contract revenues from underground utility locating services for the first nine months of the current fiscal year would have been $46.5 million. This increase is primarily the result of the addition of a new customer in the Southeastern portion of the country.

We recognized contract revenues of $25.6 million, or 4.2% of our total contract revenues, from electrical utilities and other construction and maintenance services for the nine months ended April 24, 2004 as compared to $11.9 million, or 2.7%, for the nine months ended April 26, 2003. The increase in revenues from electrical utilities and other construction and maintenance services is primarily attributable to new contracts during the first nine months of fiscal 2004.

Contract revenues from multi-year master service agreements and other long-term agreements represented 86.5% of total contract revenues for the nine months ended April 24, 2004 as compared to 78.9% for the nine months ended April 26, 2003. Contract revenues from multi-year master service agreements represented 47.5% of total contract revenues for the nine months ended April 24, 2004 as compared to 42.1% for the nine months ended April 26, 2003. The increase in contract revenues from multi-year master service agreements is primarily attributable to the acquisition of UtiliQuest.

Costs of Earned Revenues. Costs of earned revenues increased $65.3 million in the quarter ended April 24, 2004 from $109.3 million in the quarter ended April 26, 2003. The increase in cost of earned revenues was the result of increased levels of activity during the quarter. As a percentage of contract revenues, costs of earned revenues increased to 79.5% in the quarter ended April 24, 2004 from 78.2% in the quarter ended April 26, 2003. The increase in cost of earned revenues as a percentage of revenues was primarily the result of a $2.3 million reserve recorded to payroll tax expense in connection with the federal employment tax audit. Excluding this reserve, costs of earned revenues as percentage of contract revenues for the quarter ended April 24, 2004 would have been 78.5%.

Costs of earned revenues increased $128.7 million to $472.9 million for the nine months ended April 24, 2004 from $344.2 million for the nine months ended April 26, 2003. The increase in cost of earned revenues for the nine-month period was a result of increased levels of activity during the period. As a percentage of contract revenues, costs of earned revenues decreased to 77.3% for the nine months ended April 24, 2004 from 79.1% for the nine months ended April 26, 2003. Excluding the $2.3 million reserve previously mentioned, costs of earned revenues as percentage of contract revenues for the nine months ended April 24, 2004 would have been 76.9%. The primary reason for the decrease in costs of earned revenues as a percentage of revenues from the prior year is improving claims experience under our automobile and workers’ compensation self insurance programs.

General and Administrative Expenses. General and administrative expenses were $17.8 million in the quarter ended April 24, 2004 compared to $17.7 million in the quarter ended April 26, 2003. General and administrative expenses decreased as a percentage of contract revenues to 8.1% in the quarter ended April 24, 2004 from 12.7% in the quarter ended April 26, 2003.

General and administrative expenses increased $0.6 million to $54.1 million for the nine months ended April 24, 2004 from $53.5 million for the nine months ended April 26, 2003. General and administrative expenses decreased as a percentage of contract revenues to 8.8% for the nine months ended April 24, 2004 from 12.3% for the nine months ended April 26, 2003. The percentage decreases for both the three and nine month periods are a result of increased revenues on the relatively fixed general and administrative costs.

Depreciation and Amortization. Depreciation and amortization increased $1.2 million to $10.1 million in the quarter ended April, 24, 2004 as compared to $8.9 million in the quarter ended April 26, 2003, and decreased as a percentage of contract revenues to 4.6% from 6.4%. Depreciation and amortization increased $0.3 million to $30.5 million for the nine months ended April 24, 2004 as compared to $30.2 million for the nine months ended April 26, 2003, and decreased as a percentage of contract revenues to 5.0% from 6.9%. The dollar increase for both periods was primarily due to capital additions associated with the acquisitions of First South Utilities and UtiliQuest, partially offset by the run out of depreciation associated with capital additions made in the 1999 fiscal year and the sale of assets during the current fiscal year. The percentage decreases for both the three and nine month periods are a result of increased revenues on the relatively fixed depreciation and amortization costs.

Interest Income/Expenses. Interest expense, net was $0.3 million for the three months ended April 24, 2004 as compared to interest income, net of $0.3 million for the three months ended April 26, 2003. Interest expense, net was $0.2 million for the nine months ended April 24, 2004 as compared to interest income, net of $1.0 million for the same period last year. The decrease was primarily the result of the use of cash on hand and borrowings in connection with the two acquisitions made in the second quarter of fiscal 2004.

Other Income, Net. Other income, net increased $1.3 million to $1.9 million for the quarter ended April 24, 2004 from $0.6 million for the quarter ended April 26, 2003. Other income, net increased $0.9 million to $3.3 million in the nine months ended April 24, 2004 from $2.4 million in the nine months ended April 26, 2003. Other income is derived primarily from the sale of idle assets.

Income Taxes. The provision for income taxes was $7.5 million for the three months ended April 24, 2004 and $1.9 million for the same period last year. The provision for income taxes increased $22.5 million to $27.5 million for the nine months ended April 24, 2004 as compared to $5.0 million for the same period last year. Our effective tax rate was 40.3% and 39.8%, respectively, for the three and nine months ended April 24, 2004 as compared to 41.2% and 46.2% for the same periods last year. The impact of lower pretax income combined with permanent nondeductible expense items for tax purposes resulted in a higher effective tax rate for the nine months ended April 26, 2003. We do not expect the tax rate to change significantly for the remainder of the year.

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

Cash and cash equivalents totaled $48.6 million at April 24, 2004 compared to $129.9 million at July 26, 2003.

	For the Nine Months Ended
	(dollars in millions)
	April 24, 2004	April 26, 2003
Net cash flows:
Provided by operations	$104.2	$11.4
Used in investment activities	$(187.2)	$(9.5)
Provided by financing activities	$1.7	$0.1

Cash from operating activities. For the nine months ended April 24, 2004, net cash provided from operating activities was $104.2 million compared to $11.4 million for the nine months ended April 26, 2003. Net income, excluding the after tax gain on the sale of long-term receivables, plus non-cash items primarily consisting of depreciation, amortization, and provision for bad debts, contributed $58.5 million compared to $42.2 million for the nine months ended April 26, 2003.

Changes in working capital items during the nine-month period ended April 24, 2004 provided $16.1 million compared with the use of $30.8 million for the nine months ended April 26, 2003. The sale of long-term receivables, described below, contributed $29.6 million, net of tax, to the current year’s operating cash flow. We do not anticipate generating significant proceeds from future sales of long-term receivables.

Components of the change in working capital for the nine months ended April 24, 2004 were a decrease in accounts receivable, net of $22.8 million acquired receivables, of $16.7 million, an increase in income taxes payable of $1.5 million, and a decrease in remaining assets and liabilities of $2.4 million, partially offset by an increase in unbilled revenue, net of $4.5 million. For the nine months ended April 26, 2003, components of the change in working capital were an increase in accounts receivable, net of $19.4 million, an increase in income taxes receivable of $6.8 million, and an increase in remaining assets and liabilities of $7.7 million, partially offset by a decrease in unbilled revenue, net of $3.1 million. Accounts receivable, net of $22.8 million acquired receivables, declined during the current year primarily as a result of a reduction in our days sales outstanding associated with receivables. Overall economic conditions and customer mix are important factors affecting days sales outstanding for our accounts receivable.

Based on quarterly revenues, days sales outstanding was 52.8 days for the quarter ended April 24, 2004 compared to 68.6 days for the quarter ended April 26, 2003, for current accounts receivable, net. The decrease in accounts receivable days sales outstanding can primarily be attributed to a general improvement in our customers ability to pay. Based on quarterly revenues, days sales outstanding was 19.1 days for the quarter ended April 24, 2004 compared to 19.5 days for the quarter ended April 26, 2003, for unbilled revenues, net.

In the second quarter of fiscal 2004, we sold accounts receivable, classified as non-current, which consisted of pre-petition trade receivables due from Adelphia Communications Corporation (“Adelphia”) of $21.6 million. Adelphia filed for bankruptcy protection in the fourth quarter of fiscal 2002. We received proceeds on the sale of $34.2 million ($29.6 million net of tax) and recorded a pre-tax gain on the sale, net of expenses, of $11.4 million or $6.8 million after tax. Should any additional customers file for bankruptcy or experience financial difficulties, or if our efforts to recover outstanding receivables fail, we could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in our customer’s revenues or cash flows could affect our ability to collect amounts due from them.

Cash from investing activities. For the nine months ended April 24, 2004, net cash used in investing activities was $187.2 million as compared to $9.5 million for the same period last year. For the nine months ended April 24, 2004, investing activities consisted primarily of acquisition expenditures of $174.7 million and capital expenditures of $18.7 million, offset in part by $6.2 million in proceeds from the sale of idle assets.

Cash from financing activities. For the nine months ended April 24, 2004, net cash provided by financing activities was $1.7 million compared to $0.1 million for the nine months ended April 26, 2003. The $1.7 million consists of $3.6 million provided from the exercise of employee stock options less net debt payments of $1.9 million.

On June 3, 2002, we entered into a $200 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides us with a commitment of $200 million for a three-year period and includes a sublimit of $40 million for the issuance of letters of credit. During the second quarter of fiscal 2004, the Company borrowed $85,000,000 under the Credit Agreement in connection with the acquisition of UtiliQuest (see Note 3). The Company repaid this debt during the third quarter of fiscal 2004. Under the most restrictive covenants of our Credit Agreement, as of April 24, 2004, based on a multiple of EBITDA (as defined in the Credit Agreement), our available borrowing capacity is approximately $172.1 million, after considering the impact of outstanding letters of credit. As of April 24, 2004 we had $27.9 million of outstanding letters of credit. The outstanding letters of credit are all issued to our insurance companies as part of our self-insurance program.

Loans under the Credit Agreement bear interest, at our option, at the bank’s prime interest rate or LIBOR plus a spread of 1.25%, 1.50% or 2.00% based upon our leverage ratio. Based on our current leverage ratio, additional borrowings would be eligible for the 1.25% spread. We are required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the facilities. In addition, we pay an annual agent fee of $50,000.

Under the Credit Agreement we are subject to certain financial covenants and conditions which restrict our ability to encumber our assets or incur certain types of indebtedness. We must maintain a leverage ratio of not greater than 2.25:1.00, as measured at the end of each fiscal quarter. At April 24, 2004, this leverage ratio, defined as consolidated funded debt including any outstanding letters of credit divided by consolidated EBITDA (as defined in the Credit Agreement), was 0.31:1.00. We must also maintain consolidated tangible net worth of not less than (i) $170,000,000 plus (ii) 50% of consolidated net income (positive or negative) from the date the acquisitions of both UtiliQuest and First South Utility Construction were completed plus (iii) 75% of the equity issuances made from that date to the date of computation. At April 24, 2004, we were in compliance with all financial covenants and conditions under the Credit Agreement.

As part of the acquisition of UtiliQuest, the Company assumed the obligations of UtiliQuest under a long-term note payable in the amount of $3.6 million. This note bears interest at 6%, payable semi-annually on March 31 and September 30 and is due on November 16, 2006. Additionally, as part of the acquisition, the Company acquired certain non-cancelable capital lease agreements with respect to certain vehicles and computer equipment. See Note 3.

Certain subsidiaries have outstanding obligations under real estate leases and equipment and vehicle financing arrangements. The obligations are payable in monthly installments, expiring at various dates through November 2023.

Interest costs incurred on notes and capital leases payable, all of which were expensed, during the nine months ended April 24, 2004 were $872,904.

Related party transactions. We lease some of our administrative offices from entities related to officers of our subsidiaries.

Stock Repurchase Program. On February 24, 2003, the Board of Directors authorized the repurchase of up to $25 million worth of the Company’s common stock over an eighteen-month period. Such repurchases will be made in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of common stock, and the plan may be suspended at any time. Pursuant to Florida law, any shares repurchased will be added to the Company’s authorized, unissued shares and are available for future issue. No shares have been repurchased under this program as of June 3, 2004.

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

Backlog. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under multi-year master service agreements and other long term contracts. Our backlog at April 24, 2004 and July 26, 2003 was $1.285 billion and $890.9 million, respectively. We expect to complete approximately 52.0% of our current backlog during the next twelve months. Generally our customers are not contractually committed to specific volumes of services under a contract. However the customer is obligated to obtain these services from us if they are not performed by the customer’s employees and we are in turn committed to perform these services when requested by the customer. Many of these contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with customers and our experience in procurements of this nature. There can be no assurance, however, as to a customer’s requirements during a particular period or that such estimates at any point in time are accurate.

Seasonality and Quarterly Fluctuations

Our revenues can be affected by seasonality. Since most of the work we perform is done outdoors, our results of operations can be impacted by extended periods of inclement weather. Generally, inclement weather occurs during the winter months which fall within second and third quarters of our fiscal year. In addition, a disproportionate number of holidays fall within our second quarter, which impacts the number of available workdays and productivity. We use a fiscal year ending the last Saturday in July. As a result, fiscal year 2003 consisted of 52 weeks, while fiscal year 2004 will consist of 53 weeks with the fourth quarter having 14 weeks. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We considered the provisions of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments” in determining our market risk. We had no significant holdings of derivative financial or commodity instruments at April 24, 2004. A review of our other financial instruments and risk exposures at that date revealed that we had exposure to interest rate risk. At April 24, 2004, we performed sensitivity analyses to assess the potential effect of this risk and concluded that reasonably possible near-term changes in interest rates should not materially affect our financial position, results of operations or cash flows.

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

(b) Reports on Form 8-K

The following reports on Form 8-K were filed on behalf of the Registrant during the quarter ended April 24, 2004:

     (i) Press release and transcript of teleconference announcing earnings for the third quarter of 2004 and guidance for the next two fiscal quarters.

     Item Reported: 7, 12

     Date Filed: June 1, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYCOM INDUSTRIES, INC.

Registrant

Date: June 8, 2004	/s/ Steven E. Nielsen
	Name:	Steven E. Nielsen
	Title:	President and Chief Executive Officer

Date: June 8, 2004	/s/ Richard L. Dunn
	Name:	Richard L. Dunn
	Title:	Senior Vice President and Chief Financial Officer