Form 10-K
period 2004-07-31
DYCOM INDUSTRIES INC
filed 2004-10-13
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004
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

     The aggregate market value of the common stock, par value $0.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on January 24, 2004 was $1,360,033,001.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 5, 2004
Common Stock, $0.33 1/3	48,607,862

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders, to be held on November 23, 2004 are incorporated by reference in Parts II and III of this Annual Report on Form 10-K.

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
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED JULY 31, 2004, JULY 26, 2003, and JULY 27, 2002
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 2004, JULY 26, 2003, and JULY 27, 2002
1. Summary of Significant Accounting Policies
2. Computation of Per Share Earnings
3. Acquisitions
4. Accounts Receivable
5. Costs and Estimated Earnings on Contracts in Progress
6. Property and Equipment
7. Accrued Self-Insured Claims
8. Other Accrued Liabilities
9. Notes and Capital Leases Payable
10. Income Taxes
11. Other Income, Net
12. Capital Stock
13. Employee Benefit Plans
14. Stock Option Plans
15. Related Party Transactions
16. Major Customers and Concentration of Credit Risk
17. Commitments and Contingencies
18. Segment Information
19. Quarterly Financial Data (Unaudited)
20. Subsequent Event
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
Employment Agreement with Michael K. Miller
Subsidiaries
Consent of Deloitte & Touche LLP
Section 302 CEO Certification
Section 302 CFO Certification
Section 906 CEO Certification
Section 906 CFO Certification

PART I

Item 1.	Business

Overview

      We are a leading provider of specialty contracting services, including engineering, construction, installation, and maintenance services to telecommunications providers throughout the United States. We provide a comprehensive range of telecommunications infrastructure services including the engineering, placement and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers and cable television multiple system operators. Additionally, we provide similar services related to the installation of integrated voice, data, and video local and wide area networks within buildings. We also provide underground locating services to various utilities and other construction and maintenance services to electric utilities and others. For the fiscal year ended July 31, 2004, specialty contracting services provided to the telecommunications industry, underground utility locating, and electrical and other utilities contributed approximately 78.0%, 18.1%, and 3.9%, respectively, to our total contract revenues.

      Through our wholly-owned subsidiaries, we have established relationships with many leading telephone companies, cable television multiple system operators and electric utilities. Our major customers include Comcast Cable Corporation (“Comcast”), BellSouth Corporation (“BellSouth”), Sprint Corporation (“Sprint”), Qwest Communications, Inc. (“Qwest”), Adelphia Communications Corporation (“Adelphia”), Verizon Communications Inc. (“Verizon”), Charter Communications, Inc. (“Charter”), DIRECTV, Inc. (“DIRECTV”) and Alltel Corporation (“Alltel”). During fiscal 2004, approximately 87.0% of our total contract revenues came from multi-year master service agreements and other long-term agreements with large telecommunications providers and electric utilities.

Specialty Contracting Services

Telecommunications Services

      Engineering. We provide outside plant engineers and drafters to telecommunication providers and design aerial, underground and buried fiber optic and copper cable systems that extend from the telephone central office to the consumer’s home or business. The engineering services we provide to telecommunication providers include: the design of service area concept boxes, terminals, buried and aerial drops, transmission and central office equipment design and the proper administration of feeder and distribution cable pairs. For competitive access providers, we design building entrance laterals, fiber rings and conduit systems. We obtain rights of way and permits in support of engineering activities, and provide construction management and inspection personnel in conjunction with engineering services or on a stand-alone basis. Also, for cable television multiple system operators, we perform make ready studies, strand mapping, field walk out, computer-aided radio frequency design and drafting, and fiber cable routing and design.

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

      Premise Wiring. We provide premise wiring services to a variety of large corporations and certain governmental agencies. These services are predominantly limited to the installation, repair and maintenance of telecommunications infrastructure within improved structures. Projects include the placement and removal of various types of cable within buildings and individual offices. These services generally include the development of communication networks within a company or government agency and relate primarily to the establishment and maintenance of computer operations, telephone systems, internet access and communications monitoring systems established for purposes of monitoring environmental controls or security procedures.

Underground Utility Locating Services

      We provide underground utility locating services to a variety of utility companies. Under various state laws, excavators, prior to excavating, are required to request from utility companies the location of their underground facilities such as telephone, cable television, power and gas lines to help prevent utility network outages and to safeguard the general public from damage to the underground utilities. Utilities are required to respond to these requests from excavators to mark their underground and buried facilities within specified time periods.

Electrical Utilities and Other Construction and Maintenance Services

      We perform construction and maintenance services for electric utilities and others. This construction is performed primarily as a stand-alone service and includes installing and maintaining electrical transmission and distribution lines, setting utility poles and stringing electrical lines. In addition, we periodically provide these services for the combined projects of telecommunication providers and utility companies, primarily in joint trenching situations, whereby service is being extended to new housing developments. The work performed may involve high voltage splicing. We also repair and replace lines that are damaged or destroyed as a result of weather conditions. Services for gas companies include maintenance and installation of underground natural gas transmission and distribution systems.

Revenues by Type of Customer

      For the 2004, 2003 and 2002 fiscal years, the percentages of our total contract revenues derived from specialty contracting services related to the telecommunications industry, underground utility locating, and electrical utilities and other construction and maintenance were as set forth below:

	Year Ended

	July 31, 2004	July 26, 2003	July 27, 2002

Telecommunications	78.0%	87.0%	89.2%
Utility Line Locating	18.1	9.0	8.8
Electrical Utilities and Other Construction and Maintenance	3.9	4.0	2.0

Total	100.0%	100.0%	100.0%

Customer Relationships

      Our current customers include telephone companies such as BellSouth, Sprint, Qwest, Verizon and Alltel Corporation. We also currently provide telecommunications engineering, construction and maintenance services to a number of cable television multiple system operators and a direct satellite operator including Comcast, Adelphia, Charter, DIRECTV, Cablevision, Insight Communications, MediaCom, and Time Warner. Premise wiring services are provided to various corporations and state and local governments.

      Our customer base is highly concentrated with our top five customers in fiscal years 2004, 2003, and 2002 accounting for approximately 64%, 64%, and 59%, respectively, of our total revenues. During fiscal 2004, approximately 28.5% of our total revenues were derived from Comcast, 14.0% from BellSouth, and 10.1% from Sprint. Comcast and AT&T Broadband revenues have been combined for periods prior to Comcast’s November 2002 acquisition of AT&T Broadband. We believe that a substantial portion of our total revenues and operating income will continue to be derived from a concentrated group of customers.

      A significant amount of our business is performed under master service agreements. These agreements are generally exclusive requirement contracts, with certain exceptions, including the customer’s option to perform the services with its own employees. The agreements are typically three to five years in duration, although the terms, in some cases, permit the customer to terminate the agreement upon 90 days prior written notice. Each agreement contemplates hundreds of individual construction and maintenance projects valued generally at less than $10,000 each. Other jobs are bid by us on a nonrecurring basis. Although historically master service agreements have been awarded through a competitive bidding process, recent trends have been toward securing or extending such contracts on negotiated terms. Our sales and marketing efforts are the responsibility of our management and that of our operating subsidiaries.

Backlog

      Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts. Our backlog at July 31, 2004 and July 26, 2003 was $1.2 billion and $890.9 million, respectively. We expect to complete approximately 55% of the July 31, 2004 backlog during fiscal year 2005. In many instances our customers are not contractually committed to specific volumes of services under a contract. However, the customer is obligated to obtain these services from us if they are not performed by the customer’s employees and we are committed to perform these services if requested by the customer. Many of these contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the term of the contract based on our historical relationships with customers and our experience in procurements of this nature. There can be no assurance, however, as to the customer’s requirements during a particular period or that such estimates at any point in time are accurate.

Safety and Risk Management

      We are committed to ensuring that our employees perform their work in the safest possible manner. We regularly communicate with our employees to promote safety and to instill safe work habits. Our subsidiary safety directors review all accidents and claims for our operations, examine trends and implement changes in procedures to address safety issues. Claims arising in our business are generally workers’ compensation, various general liability and damage claims, and vehicle liabilities including personal injury and property damage. For losses occurring during fiscal year 2004, excluding our subsidiary UtiliQuest Holdings, Corp.(“UtiliQuest”), we have retained the risk on a per occurrence basis for worker’s compensation, in states where we are allowed to retain risk, and for automobile liability to $500,000 and for general liability to $250,000. For fiscal year 2004, we had aggregate stop loss coverage for the above exposures at the stated retention of approximately $15.8 million. In addition, we have umbrella liability coverage to a policy limit of $75 million. Within the umbrella coverage, we have retained the risk of loss for automobile and general liability between $2.0 and $5.0 million, on a per occurrence basis, with an aggregate stop loss for this layer of $10.0 million for fiscal year 2004.

      For UtiliQuest, we have retained the risk of loss on a per occurrence basis for general liability and damage claims, workers’ compensation and automobile liability to $250,000 for losses occurring between April 4, 2002 and April 3, 2004. In addition, for UtiliQuest, we have umbrella liability coverage to a policy limit of $50 million for the policy period April 4, 2002 to April 3, 2003 and $35 million for the policy period April 4, 2003 to April 3, 2004. From April 4, 2004 thru July 31, 2004, we retained the risk on a per occurrence basis for losses at UtiliQuest at the levels described in the preceding paragraph.

      For losses occurring in fiscal year 2005, we have retained the risk on a per occurrence basis for workers compensation, in states where we are allowed to retain risk, and for automobile liability to $1,000,000 and for general liability excluding UtiliQuest to $250,000. For UtiliQuest’s general liability and locate damage claims, we have retained the risk to $2,000,000. The locate damages represent claims resulting from damages to the underground utility where we provided utility locating services. The Company’s customer or their representative reports damages, which are investigated and assessed by the Company. The potential claim is estimated and developed by the Company based on facts, circumstances and historical evidence. For fiscal year 2005, we have an aggregate stop loss coverage for these exposures at a stated retention of approximately $30.8 million. In addition, we have umbrella liability coverage to a policy limit of $75.0 million. Within the umbrella coverage, we have retained the risk of loss for automobile liability and general liability between $2.0 and $5.0 million, on a per occurrence basis, with an aggregate stop loss for this layer of $10.0 million.

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

Competition

      The specialty contracting services industry in which we operate is highly competitive. We compete with other independent contractors in the markets in which we operate, including several that are large domestic companies that may have financial, technical, and marketing resources that exceed our own. In addition, there are relatively few barriers to entry into the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor.

      A significant portion of our revenue is currently derived from master service agreements and price is often an important factor in the award of such agreements. Accordingly, we could be underbid by our competitors in an effort to procure such business. There can be no assurance that our competitors will not develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position. We may also face competition from the in-house service organizations of our existing or prospective customers, particularly telecommunications providers that employ personnel who perform some of the same types of services as those provided by us. Although a significant portion of these services is currently outsourced, there can be no assurance that our existing or prospective customers will continue to outsource specialty contracting services in the future.

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

Employees

      As of July 31, 2004, we employed 7,769 persons. The number of our employees varies according to the level of our work in progress. We maintain a nucleus of technical and managerial personnel from which to draw to supervise all projects. Additional employees are added as needed to complete specific projects.

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

Available Information

      We maintain a website at www.dycomind.com where investors and other interested parties may access, free of charge, a copy of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as is reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

      Alternatively, you may access these reports at the Securities and Exchange Commission’s website at www.sec.gov.

Item 2.	Properties

      We lease our executive offices located in Palm Beach Gardens, Florida. Our subsidiaries operate from owned or leased administrative offices, district field offices, equipment yards, shop facilities, and temporary storage locations. We own facilities in Phoenix, Arizona; Durham, North Carolina; Knoxville, Tennessee; Dickson, Tennessee; Sturgis, Kentucky; Pinellas Park, Florida; Broussard, Louisiana; West Chester, Pennsylvania; Epsom, New Hampshire; Costa Mesa, California; Albuquerque, New Mexico; Woodinville, Washington; Wood River, Illinois; Charlotte, North Carolina; Rocky Mount, North Carolina; Statesville, North Carolina; Chamblee, Georgia; Gainesville, Georgia; Marietta, Georgia; and Greensboro, North Carolina. We also lease, subject to long-term noncancelable leases, facilities in Lithonia, Georgia; Issaquah, Washington; Greensboro, North Carolina; Rocky Mount, North Carolina; Nicholasville, Kentucky; Coburg, Oregon; Pleasant Grove, Utah; Greenwood, South Carolina; Vansant, Virginia; Lawrenceville, Georgia; Springfield, Vermont; Englewood, Colorado; Sturgis, Kentucky; Colorado Springs, Colorado; West Chester, Pennsylvania; Hollidaysburg, Pennsylvania; Atlanta, Georgia; Dalton, Georgia; Canton, Georgia; Flagstaff, Arizona; Prescott, Arizona; Olathe, Kansas; Phoenix, Arizona; Littleton, Colorado; Fort Myers, Florida; and Orlando, Florida. We also lease and own other smaller properties as necessary to enable us to effectively perform our obligations under master service agreements and other specific contracts. We believe that our facilities are adequate for our current operations.

Item 3.	Legal Proceedings

      The federal employment tax returns for two of our subsidiaries have been audited by the Internal Revenue Service (“IRS”). As a result of the audit, we received an original proposed assessment from the IRS in March 2004. At issue, according to the examination reports, are the taxpayers’ characterization of certain employee reimbursements for the years 2000 and 2001. We reached an agreed assessment with the IRS regarding one of the two subsidiaries. The amount of the agreed assessment, which was paid in the first quarter of fiscal 2005, will be recorded against the reserve for this matter we established during fiscal 2004. Subsequent to this agreement, $7.4 million of the proposed assessment is still at issue. We continue to disagree with the amount of the proposed assessment with respect to the other subsidiary and are pursuing an administrative appeal for this matter which we intend to vigorously defend. We believe we have a number of legal defenses available that may substantially reduce the proposed assessment and have therefore not recorded any significant liability with respect to the remaining assessment.

      In addition to the above, in the normal course of business, certain of our subsidiaries have pending claims and legal proceedings. We have retained certain self-insurance risks with respect to losses for third-party liability, workers’ compensation, property damage, group health insurance provided to employees and other types of insurance. In such cases, the effect on our financial statements is generally limited to the amount of our insurance deductible or self-insurance retention. It is the opinion of our management, based on information available at this time, that none of these current claims or proceedings will have a material adverse effect on our consolidated financial statements.

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

	Fiscal 2004		Fiscal 2003

	High	Low	High	Low

First Quarter	$23.80	$16.10	$10.95	$8.59
Second Quarter	29.80	20.83	15.37	9.81
Third Quarter	28.05	22.25	13.13	9.06
Fourth Quarter	28.00	20.74	17.92	10.52

      As of October 5, 2004, there were approximately 583 holders of record of our $0.33 1/3 par value per share common stock. The common stock closed at a high of $28.77 and a low of $24.28 during the period July 31, 2004 through October 5, 2004.

      Since 1982 we have paid no cash dividends. Our Board of Directors continues to evaluate the dividend policy based on our financial condition including profitability, cash flow, capital requirements, and the outlook of the business. The Company currently intends to retain any earnings for use in its business and for investment in acquisitions and consequently does not anticipate paying any cash dividends on its common stock in the foreseeable future.

      Information concerning our equity compensation plans is hereby incorporated by reference to our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A and is set forth in Note 14, Stock Option Plans, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Item 6.	Selected Financial Data

      The following table sets forth certain selected financial data of us for the years ended July 31, 2004, July 26, 2003, July 27, 2002, July 28, 2001 and July 29, 2000. We acquired Niels Fugal Sons Company in March 2000. This acquisition was accounted for as a pooling of interests and, accordingly, the consolidated financial statements include the accounts of Niels Fugal Sons Company for all periods presented. All other acquisitions, referred to in the footnotes to this table, were accounted for under the purchase method of accounting and amounts include the results and balances of the acquired company from its acquisition date. The table has been adjusted to reflect the 3-for-2 stock split effected in the form of a stock dividend paid on

February 16, 2000. This data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

	2004(1)	2003	2002(2)	2001(3)	2000(4)

	(in thousands, except per share amounts)
Operating Data:
Contract revenues earned	$872,716	$618,183	$624,021	$826,746	$806,270
Income (loss) before income taxes and cumulative effect of change in accounting principle	97,180	30,455	(26,590)	104,983	109,233
Cumulative effect of change in accounting principle, net of $12,117 income tax benefit	—	—	(86,929)	—	—
Net income (loss)	58,633	17,149	(123,027)	61,410	65,032
Per Common Share:
Basic net earnings (loss)	$1.21	$0.36	$(2.73)	$1.45	$1.56
Diluted net earnings (loss)	$1.20	$0.36	$(2.73)	$1.44	$1.54
Balance Sheet Data (at end of period):
Total assets	$651,835	$536,543	$514,553	$575,696	$514,000
Long-term obligations	$30,396	$15,470	$12,705	$21,867	$21,263
Stockholders’ equity	$518,961	$450,340	$431,297	$468,881	$377,978

(1)	Amounts include the results and balances of UtiliQuest Holdings, Corp. (“UtiliQuest”) (acquired December 2003) and the results and balances of First South Utility Construction, Inc. (“First South”) (acquired November 2003) from their acquisition dates until July 31, 2004.

(2)	Amounts include the results and balances of Arguss Communications, Inc. (“Arguss”) (acquired February 2002) from its acquisition date until July 27, 2002.

(3)	Amounts include the results and balances of Cable Connectors, Inc. (acquired October 2000), Schaumberg Enterprises, Inc. (acquired December 2000), Point to Point Communications, Inc. (acquired December 2000), Stevens Communications, Inc. (acquired January 2001), and Nichols Holding, Inc. (acquired April 2001) from their respective acquisition dates until July 28, 2001.

(4)	Amounts include the results and balances of Lamberts’ Cable Splicing Company (acquired August 1999), C-2 Utility Contractors, Inc. (acquired January 2000), Artoff Construction Co., Inc. (acquired January 2000), K.H. Smith Communications, Inc. (acquired February 2000), and Selzee Solutions, Inc. (acquired July 2000) from their respective acquisition dates until July 29, 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, installation and maintenance services to telecommunications providers, underground locating services to various utilities, and electrical and other construction and maintenance services to electric utilities and others. Due to the nature of the services we provide, our revenues may fluctuate as a result of changes in the capital expenditure and maintenance budgets of our customers, as well as the general level of construction activity. Factors impacting the capital expenditure and maintenance budgets of our customers include consumer demands on telecom providers, actions of the Federal Communications Commission and general economic conditions. For the fiscal year ended July 31, 2004, specialty contracting services related to the telecommunications industry, underground utility locating and electrical and other utilities contributed approximately 78.0%, 18.1% and 3.9%, respectively, to our total contract revenues.

      In December 2003, we acquired UtiliQuest for approximately $116.1 million. In fiscal 2004, we borrowed $85.0 million under our Credit Agreement in connection with the acquisition of UtiliQuest. We repaid this debt during the third quarter of fiscal 2004. UtiliQuest is a provider of utility locating services. In November 2003, we acquired substantially all of the assets of First South and assumed certain liabilities associated with these assets for an aggregate purchase price of approximately $55.7 million, including the issuance of approximately 175,840 shares of our common stock. In conjunction with the acquisition, we also paid approximately $9.0 million for excess working capital consisting primarily of accounts receivable and unbilled revenue. We paid the purchase price of First South from cash on hand. First South provides specialty contracting services to telecommunications customers.

      In February 2002, we acquired all of the outstanding stock of Arguss for approximately 4.9 million shares of our common stock for an aggregate purchase price of approximately $85.4 million before various transaction costs. All of these acquisitions were accounted for using the purchase method of accounting and the Company’s results include the results of these entities from their respective acquisition dates.

      As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review various strategic opportunities and periodically engage in discussions regarding such possible acquisitions. Our ability to sustain growth and maintain our competitive position may be affected by our ability to achieve our acquisition strategy and successfully integrate any businesses acquired.

      We provide a significant portion of our services pursuant to multi-year master service agreements. Master service agreements generally have the following characteristics: contract periods of one or more years, exclusivity and customer specified service requirements. In addition, master service agreements typically provide that we will furnish a specified unit of service for a specified unit price (i.e. fiber optic cable will be installed underground for a specified rate of dollars per foot). In some cases, a customer may terminate these agreements for convenience with at least 90 days prior written notice. Although historically master service agreements have been awarded through a competitive bidding process, recent trends have been toward securing or extending such contracts on negotiated terms. We are currently a party to approximately 230 master service agreements, including approximately 157 of these contracts from our UtiliQuest acquisition.

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

      Contract revenues from multi-year master service agreements represented 49.9% and 44.3% of total contract revenues in fiscal 2004 and 2003, respectively, and contract revenues from long-term contracts, including multi-year master service agreements, represented 87.0% and 81.4% of total contract revenues, respectively. The increase is primarily due to agreements in place at UtiliQuest which was acquired in December 2003.

      We derive a significant amount of our revenue from telecommunications companies. During fiscal 2002 and into fiscal 2003, certain segments of the telecommunications industry suffered a severe downturn that has resulted in certain of our customers experiencing financial difficulties. Several of our customers filed for bankruptcy protection, including Adelphia and WorldCom, Inc. (“WorldCom”). At July 26, 2003, we had pre-petition outstanding receivables from Adelphia of approximately $21.6 million after a write-down of $19.1 million. In fiscal 2004, we sold the Adelphia accounts receivables and recorded an $11.4 million gain on the sale. During fiscal 2003, management determined that the likelihood of payment from WorldCom was low and we fully wrote off the receivable amount of $2.1 million. In fiscal 2004, we had a recovery of approximately $0.9 million on the WorldCom receivables.

      The downturn in the telecommunications industry in fiscal 2002 and 2003 adversely affected capital expenditures for infrastructure projects even among customers that were not experiencing financial difficulties. Generally, capital expenditures by telecommunications customers increased in fiscal 2004, including one of our significant customers that was engaged in a major upgrade project. Although the Company does not believe that any of its significant customers are experiencing significant financial difficulty as of July 31, 2004, additional bankruptcies of companies in the telecommunications sector could adversely impact our liquidity, results of operations and financial condition.

      A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total contract revenue from customers contributing at least 2.5% of our total contract revenue for either fiscal 2004 or 2003:

	For the Year Ended

	July 31,	July 26,
	2004	2003

Comcast	28.5%	33.0%
BellSouth	14.0%	12.1%
Sprint	10.1%	7.6%
Qwest	6.1%	5.5%
Adelphia	5.1%	4.8%
Verizon	3.7%	0.5%
Charter	3.3%	3.4%
DIRECTV	3.2%	5.6%
Alltel	3.0%	2.6%

      Cost of earned revenues includes all direct costs of providing services under our contracts, including all costs of construction personnel, subcontractor costs, all costs associated with operation of equipment (excluding depreciation), and insurance. Generally the customer provides the materials that are to be used for their job. To the extent the customer does not supply their own materials, these costs are also included as cost of earned revenues. Because we retain the risk for automobile, general liability including damage claims, worker’s compensation, and employee group health claims subject to certain limits, a change in experience or actuarial assumptions could materially affect results of operations in a particular period.

      General and administrative costs include all our costs at the parent company level, as well as subsidiary management personnel and administrative overhead. Our management personnel, including subsidiary management, perform substantially all sales and marketing functions as part of their management responsibilities and, accordingly, we have not incurred material selling expenses.

Outlook

      The statements in this section are based on our current expectations. These statements are forward looking, and actual results may differ materially. Please refer to “Special Note Concerning Forward-Looking Statements” included elsewhere in this Form 10-K for more information on what may cause our actual results to differ.

      We use a fiscal year ending on the Saturday closest to July 31. Fiscal 2004 consisted of 53 weeks while fiscal 2003 and 2002 consisted of 52 weeks. Fiscal 2005 will consist of 52 weeks.

      We are subject to market cycles for the specialty contracting services we provide that can affect our results of operations. We continue to focus on the elements of our business that we can control, including projects selected for bid, close monitoring of costs, safety performance, active claims management and prudent maintenance of and targeted capital expenditures for our fleet of capital equipment. Although other factors may impact us, including some we do not foresee, we believe the market trends and opportunities during 2005 and beyond, as described below, will have a more significant impact on our business. The impact of these and other trends are also discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

      During fiscal 2005, we believe a growing overall economy and increased telephone company expenditures will provide us with increased market opportunities. However, we believe there will be a decline in spending by Comcast, which contributed 28.5% of our revenue during fiscal 2004, as it substantially completes an upgrade of its broadband network.

      During fiscal 2004, we began to perform work related to Fiber to the Premises (“FTTP”) initiatives of a telephone company. This activity is the next phase for the telecom providers expanding fiber optic deployment further into their networks and we believe it will result in increased capital spending by our customers. We have been an active supplier of services to telephone companies and we believe the strength of our relationships with our customers will provide increased fiber related opportunities in the market.

      In part due to our expectations of the FTTP initiatives, we expect our capital expenditures, net of disposals, to range from $35 million to $40 million for fiscal 2005, which could vary depending on the expected timing of contract performance, overall economic growth, customer demand for our services and the replacement cycle we select for our equipment. We intend to fund these expenditures from operating cash flows, availability under our Credit Agreement and existing cash on hand.

      On September 21, 2004, we acquired certain assets and assumed certain liabilities of RJE Telecom, Inc. (“RJE”) for approximately $8.6 million in cash, subject to a working capital adjustment. RJE provides specialty contracting services primarily to telephone companies. The acquisition will be accounted for under the purchase method of accounting. We expect that the purchase price will be allocated primarily to the tangible working capital assets and approximately $1.0 million to intangible assets.

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, bad debts, self-insured claims liability, income taxes, intangible assets, contingencies and litigation. We base our estimates on current information, historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue that are not readily apparent from other sources. We cannot assure you that actual results will not differ from those estimates.

      We have identified the accounting policies below as critical to the accounting for our business operations and the understanding of our results of operations because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. The impact of these policies on our operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. We have discussed the development, selection and application of our critical accounting policies with the Audit

Committee of our Board of Directors, and our audit committee has reviewed our disclosure relating to our critical accounting policies in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also critical to understanding our consolidated financial statements. The notes to our consolidated financial statements contain additional information related to our accounting policies and should be read in conjunction with this discussion.

      Revenue Recognition. We recognize revenue using the units of delivery or cost-to-cost measures of the percentage of completion method of accounting. Revenues from services provided to customers are reported as earned and are recognized when services are performed. The majority of our contracts are unit based. Revenue on these contracts is recognized as the unit is completed. Revenue on non-unit based contracts is recognized based primarily on the ratio of contract costs incurred to date to total estimated contract costs. Application of the percentage of completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and all costs associated with operation of equipment (excluding depreciation). The cost estimation process is based upon the professional knowledge and experience of the company’s engineers, project managers, and financial professionals. Factors that are considered in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

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

      Estimation of the Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record an increase in the allowance for doubtful accounts when it is probable that the receivable has been impaired at the date of the financial statements and the loss can be reasonably estimated. Any increase in the allowance account has a corresponding negative effect on our results of operations. Management analyzes the collectibility of accounts receivable balances each period. This review considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and any other relevant factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of our future provision for doubtful accounts.

      As of July 31, 2004, we had accounts receivables of approximately $5.8 million, net of a reserve for estimated uncollectible amounts, from a customer that is currently in Chapter 11 bankruptcy proceedings. We have perfected liens with respect to a substantial majority of the outstanding balance and we have engaged legal counsel to handle our claim against the customer in the bankruptcy proceedings. We do not believe that any of our significant customers are experiencing significant financial difficulty as of July 31, 2004.

      Self-Insured Claims Liability. We retain the risk of loss, up to certain limits, for automobile, general liability and damage claims, and workers’ compensation claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. Loss reserves are undiscounted. Factors affecting the determination of amounts to be accrued for self-insured claims include, but are not limited to, the expected cost for existing and anticipated claims, frequency, or payment patterns resulting from new types of claims, the hazard level of our operations, the overall level of medical cost inflation, changes in the medical conditions of claimants, economic factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations.

      In addition, we retain the risk, up to certain limits, under a self-insured employee health plan. We review quarterly, the paid claims history of our employees and analyze our accrued liability for claims, including claims incurred but not yet paid. Factors affecting the determination of amounts to be accrued under the employee health plan include, but are not limited to, frequency of use, changes in medical costs, changes in the medical conditions of claimants, levels of employee contributions, unfavorable jury decisions, legislative changes and court interpretations.

      For losses occurring during fiscal year 2004, excluding UtiliQuest, we have retained the risk on a per occurrence basis for worker’s compensation, in states where we are allowed to retain risk, and automobile liability to $500,000 and for general liability to $250,000. For fiscal year 2004, we had aggregate stop loss coverage for the above exposures at the stated retention of approximately $15.8 million. In addition, we have umbrella liability coverage to a policy limit for each year of $75 million. Within the umbrella coverage, we have retained the risk of loss for automobile and general liability and damage claims between $2.0 and $5.0 million, on a per occurrence basis, with an aggregate stop loss for this layer of $10.0 million for fiscal year 2004.

      For UtiliQuest, we have retained the risk of loss on a per occurrence basis for general liability and damage claims, workers’ compensation and automobile liability to $250,000 for losses occurring between April 4, 2002 and April 3, 2004. In addition, for UtiliQuest, we have umbrella liability coverage to a policy limit of $50 million for the policy period April 4, 2002 to April 3, 2003 and $35 million for the policy period April 4, 2003 to April 3, 2004. From April 4, 2004 to July 31, 2004, we retained the risk on a per occurrence basis for losses at UtiliQuest at the levels described in the preceding paragraph. In addition, the locate damages included in general liability represent claims resulting from damages to the underground utility where we provided utility locating services. The Company’s customer or their representative reports damages, which are investigated and assessed by the Company. The potential claim is estimated and developed by the Company based on facts, circumstances and historical evidence.

      For losses occurring in fiscal year 2005, we have retained the risk on a per occurrence basis for workers compensation, in states where we are allowed to retain risk, and for automobile liability to $1,000,000 and for general liability excluding UtiliQuest to $250,000. For UtiliQuest’s general liability and damage claims, we have retained the risk to $2,000,000. For fiscal year 2005, we have an aggregate stop loss coverage for these exposures at a stated retention of approximately $30.8 million. In addition, we have umbrella liability coverage to a policy limit of $75.0 million. Within the umbrella coverage, we have retained the risk of loss for automobile liability and general liability and damage claims between $2.0 and $5.0 million, on a per occurrence basis, with an aggregate stop loss for this layer of $10.0 million.

      For losses related to our employee health plan occurring during fiscal years 2004 and 2005, we have retained the risk, on an annual basis, of $200,000 per participant. For fiscal year 2004 and 2005, excluding UtiliQuest, we have aggregate stop loss coverage for this exposure at the stated retention of approximately $25.3 and $23.2 million, respectively. For losses related to the UtiliQuest health plan, there is no aggregate stop loss coverage.

      The method of calculating the estimated accrued liability for self-insured claims is subject to inherent uncertainty. If actual results significantly differ from our estimates used to calculate the liability, our financial condition and results of operations could be materially impacted.

      Valuation of Goodwill and Intangible Assets. As of July 31, 2004, we had $224.1 million of goodwill, $4.7 million of indefinite lived intangible assets and $30.5 of finite lived intangible assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we conduct, on at least an annual basis, a review of our reporting units to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of our goodwill may be impaired and written down. Indefinite lived intangible assets are also tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired. If the fair value of the intangible asset is less than the carrying value, an impairment loss would be incurred in an amount equal to the difference. We review finite lived intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value.

      We use judgment in assessing goodwill and intangible assets for impairment. When necessary, we engage third party specialists to assist us with our valuations. The valuations employ a combination of present value techniques to measure fair value, corroborated by comparisons to estimated market multiples. These valuations are based on a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations.

      Accounting for Income Taxes. We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We have not recorded any valuation allowances as of July 31, 2004 because management believes that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary differences in basis reverse over time. Our judgments and tax strategies are subject to audit by various taxing authorities. While the Company believes it has provided adequately for its income tax liabilities in its consolidated financial statements, adverse determinations by taxing authorities could have a material adverse effect on our consolidated financial condition and results of operations.

      Contingencies and Litigation. In the ordinary course of our business we are involved in certain legal proceedings. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. Where there is a range of loss, we record the minimum estimated liability related to those claims in accordance with SFAS No. 5 “Accounting for Contingencies”. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions of our estimates of the potential liability could materially impact our results of operations. If the final outcome of such litigation and contingencies differs adversely from that currently expected, it would result in a charge to earnings when determined.

      The federal employment tax returns for two of our subsidiaries have been audited by the Internal Revenue Service (“IRS”). As a result of the audit, we received an original proposed assessment from the IRS in March 2004. At issue, according to the examination reports, are the taxpayers’ characterization of certain employee reimbursements for the years 2000 and 2001. We reached an agreed assessment with the IRS regarding one of the two subsidiaries. The amount of the agreed assessment, which was paid in the first quarter of fiscal 2005, will be recorded against the reserve for this matter we established during fiscal 2004. Subsequent to this agreement, $7.4 million of the proposed assessment is still at issue. We continue to disagree with the amount of the proposed assessment with respect to the other subsidiary and are pursuing an administrative appeal for this matter which we intend to vigorously defend. We believe we have a number of legal defenses available that may substantially reduce the proposed assessment and have therefore not recorded any significant liability with respect to the remaining assessment.

Results of Operations

      The following table sets forth, as a percentage of contract revenues earned, certain items in our consolidated statements of operations for the periods indicated:

	Year Ended

	July 31, 2004		July 26, 2003		July 27, 2002

	(dollars in millions)
Contract revenues earned	$872.7	100.0%	$618.2	100.0%	$624.0	100.0%
Expenses:
Cost of earned revenue, excluding depreciation	673.6	77.2	482.9	78.1	479.0	76.8
General and administrative	74.6	8.5	68.8	11.1	67.4	10.8
Bad debt expense	0.8	0.1	1.3	0.2	21.6	3.5
Depreciation and amortization	42.1	4.8	39.1	6.3	38.8	6.1
Impairment write-off	—	—	—	—	47.9	7.7

Total	791.1	90.6	592.1	95.7	654.7	104.9

Gain on sale of accounts receivable	11.4	1.3	—	—	—	—
Interest income, net	(0.2)	(0.1)	1.3	0.2	2.6	0.4
Other income, net	4.3	0.5	3.0	0.5	1.5	0.2

Income (loss) before income taxes and cumulative effect of change in accounting principle	97.1	11.1	30.4	5.0	(26.6)	(4.3)
Provision for income taxes	38.5	4.4	13.3	2.2	9.5	1.5

Income (loss) before cumulative effect of change in accounting principle	58.6	6.7	17.1	2.8	(36.1)	(5.8)
Cumulative effect of change in accounting principle, net of $12.1 income tax benefit	—	—	—	—	(86.9)	(13.9)

Net income (loss)	$58.6	6.7%	$17.1	2.8%	$(123.0)	(19.7)%

Year Ended July 31, 2004 Compared to Year Ended July 26, 2003

      We use a fiscal year ending on the Saturday closest to July 31. Fiscal year 2004 consisted of 53 weeks, while fiscal 2003 and 2002 consisted of 52 weeks.

      Revenues. Contract revenues increased $254.5 million, or 41.2%, to $872.7 million in fiscal 2004 from $618.2 million in fiscal 2003. Of this increase, $142.4 million was attributable to an increase in demand for specialty contracting services provided to telecommunications companies, an increase of $102.3 million in underground utility locating services revenues and an increase of $9.8 million attributable to electrical utilities and other construction and maintenance services revenues. UtiliQuest, acquired in December 2003, contributed $93.0 million of underground utility locating service revenues during fiscal 2004. First South acquired in November 2003, contributed $30.6 million of contract revenues during fiscal 2004 in telecommunication services revenue. Excluding revenues from UtiliQuest and First South our total contract revenues for the year ended July 31, 2004 would have been $749.1 million compared to $618.2 million for last year, an increase of 21.2% from fiscal 2003. Revenue also increased due to 53 weeks of results included in fiscal 2004 compared to 52 weeks of results in fiscal 2003.

      During fiscal 2004, we recognized $680.1 million of contract revenues, or 78.0% of our total contract revenues, from telecommunications services as compared to $537.7 million or 87.0% for fiscal 2003. First South contributed $30.6 million, of contract revenues from telecommunications services for the year ended

July 31, 2004. Excluding revenue from First South, contract revenues from telecommunications services for the year ended July 31, 2004 would have been $649.5 million compared to $537.7 million for the year ended July 26, 2003, an increase of $111.8 million or 20.8% from the prior year. The increase in our telecommunications service revenues, excluding the impact of First South, is attributable to a general increase in contract activity from a broad range of our customers as well as revenues from one of our significant customers engaged in a major upgrade project, the impact of a major new construction and maintenance contract with a significant customer and the commencement of a significant upgrade project with a telephone company.

      We recognized contract revenues of $158.0 million, or 18.1% of our total contract revenues, from underground utility locating services for the year ended July 31, 2004 as compared to $55.7 million, or 9.0% for the year ended July 26, 2003. UtiliQuest contributed $93.0 million of revenue for underground utility locating services for fiscal 2004. Excluding revenue from UtiliQuest for underground utility locating services contract revenues for the year ended July 31, 2004 would have been $65.0 million compared to $55.7 million for the year ended July 26, 2003, an increase of $9.3 million or 16.7% from the prior year. This increase was primarily the result of receiving a new contract award in the Southeastern United States from an existing customer.

      We recognized contract revenues of $34.6 million, or 3.9% of our total contract revenues, from electrical utilities and other construction and maintenance services for the year ended July 31, 2004, as compared to $24.8 million or 4.0% for the year ended July 26, 2003. This represents an increase of $9.8 million or 39.5% from the prior year and was primarily related to revenues from a new electrical maintenance master service agreement entered into with a customer during fiscal 2004.

      Contract revenues from multi-year master service agreements and other long-term agreements represented 87.0% of total contract revenues in fiscal 2004 as compared to 81.4% in fiscal 2003. Contract revenues from multi-year master services agreements represented 49.9% of total contract revenues in fiscal 2004 as compared to 44.3% in fiscal 2003. The increase is primarily due to agreements in place at UtiliQuest which was acquired in December 2003.

      Cost of Earned Revenues. Costs of earned revenues increased $190.7 million to $673.6 million for the year ended July 31, 2004 from $482.9 million for the year ended July 26, 2003 and decreased 0.9% as a percentage of contract revenues to 77.2% from 78.1%. The primary components of this dollar increase were subcontractor costs, direct labor and other direct costs which increased $81.0, $50.1 and $42.6 million, respectively, due to higher levels of operations during the current year. As a percentage of contract revenues, cost of earned revenue decreased 1.1% due to improving claims experience under our self insurance program for general liability claims and 2.0% due to reduced costs incurred for direct materials in proportion to the increased level of operations. These decreases were partially offset by an approximate 1.9% increase in subcontractor labor cost which rose on a percentage basis in response to the increased work demand and the shift in the business mix toward operating units that utilize more subcontract labor. In addition, equipment costs rose by approximately 0.4% as a percentage of contract revenues primarily due to increased equipment costs related to the increase in utility locating operations. Other direct costs increased in dollars, but were approximately flat on a percentage of revenue basis, primarily driven by a $29.9 million increase in payroll and related payroll tax costs related to earned revenue, which included costs of approximately $2.3 million related to the settlement of an IRS assessment. Cost of earned revenues also increased due to 53 weeks of results included in fiscal 2004 compared to 52 weeks of results in fiscal 2003.

      General and Administrative Expenses. General and administrative expenses increased $5.8 million to $74.6 million in fiscal 2004 from $68.8 million in fiscal 2003. The increase in general and administrative expenses for the year ended July 31, 2004 as compared to the year ended July 26, 2003, was primarily attributable to increased overhead related to the UtiliQuest and First South acquisitions and due to the impact of 53 weeks of results included in fiscal 2004 compared to 52 weeks in fiscal 2003. Additionally during 2004, we incurred a charge of approximately $1.2 million associated with a legal judgment and related expenses that resulted from a contract dispute that arose from the pre-acquisition operations of one of our subsidiaries.

      Bad Debt Expense. Bad debt expense decreased $0.5 million to $0.8 million in fiscal 2004 from $1.3 million in fiscal 2003. This decrease is primarily attributable to the recovery of previously written off accounts receivable of $0.9 million partially offset by current year bad debt experience.

      Depreciation and Amortization. Depreciation and amortization increased to $42.1 million for the year ended July 31, 2004, from $39.1 million for the year ended July 26, 2003, and as a percentage of contract revenues decreased to 4.8% from 6.3%. The dollar amount increase was primarily due to increased amortization from intangible assets related to the current year acquisitions of UtiliQuest and First South. We expect the amount of amortization expense to increase in fiscal 2005 due to a full year of amortization on intangible assets associated with the acquisitions of UtiliQuest and First South that were completed in the second quarter of fiscal 2004.

      Gain on Sale of Accounts Receivable. At July 26, 2003, we had pre-petition outstanding receivables from Adelphia of approximately $21.6 million after a write-down of $19.1 million. In fiscal 2004, we sold the Adelphia accounts receivables and recorded an $11.4 million gain on the sale.

      Interest Income, Net. Interest income, net, decreased $1.5 million to $(0.2) million in fiscal 2004 from $1.3 million in fiscal 2003. This decrease was primarily due to a decrease in cash and cash equivalents as a result of the purchase of UtiliQuest and First South. In addition, we incurred interest expense in the current year associated with notes and capital leases that were acquired in the UtiliQuest acquisition.

      Other Income, Net. Other income, net increased $1.3 million to $4.3 million for the year ended July 31, 2004 from $3.0 million for the year ended July 26, 2003. The increase for the year ended July 31, 2004 is primarily due to gains from the sale of fixed assets.

      Income Taxes. The provision for income taxes was $38.5 million in fiscal 2004 as compared to $13.3 million in the same period last year. Our effective tax rate was 39.7% for the year ended July 31, 2004 as compared to 43.7% for the fiscal year ended July 26, 2003. The decrease in our effective tax rate was attributable to the mix of operating results from our subsidiaries and the impact that had on our state tax rates. Additionally, the impact of lower pre-tax income combined with permanent nondeductible expense items for tax purposes resulted in a higher effective tax rate for the year ended July 26, 2003. During fiscal year 2005, we expect our effective tax rate to remain consistent with the effective tax rate for fiscal year 2004.

      Net income. Net income was $58.6 million in fiscal 2004 as compared to a $17.1 million in fiscal 2003.

Year Ended July 26, 2003 Compared to Year Ended July 27, 2002

      Revenues. Contract revenues decreased $5.8 million, or 0.9%, to $618.2 million in fiscal 2003 from $624.0 million in fiscal 2002. Of this decrease, $18.7 million was attributable to a decline in demand for specialty contracting services provided to telecommunications companies offset in part by an increase of $12.4 million attributable to electrical utilities and other construction and maintenance services revenues and an increase of $0.5 million in underground utility locating services revenues. Arguss, acquired in February 2002, contributed $119.9 million of contract revenues during fiscal 2003 and $55.4 million for fiscal 2002, primarily in contract revenues from telecommunications services. Excluding revenues attributable to Arguss in both periods, our total contract revenues for the year ended July 26, 2003 would have been $498.3 million compared to $568.6 million for the same period last year, a decline of 12.4% from fiscal 2002.

      During fiscal 2003, we recognized $537.7 million of contract revenues, or 87.0% of our total contract revenues, from telecommunications services as compared to $556.4 million or 89.2% for fiscal 2002. The decrease in our telecommunications service revenue for the year ended July 26, 2003 is attributable to lower revenues, primarily from telecommunication and cable customers, due in part to the continued decrease in capital spending by our customers, bankruptcies of certain customers, and the overall continued downturn in the economy. Arguss contributed $115.0 million of contract revenues from telecommunications services for the year ended July 26, 2003 and $54.9 million for the year ended July 27, 2002 (Arguss was acquired in February 2002). Excluding Arguss in both periods, contract revenues from telecommunications services for the year ended July 26, 2003 would have been $422.7 million compared to $501.5 million for the year ended July 27, 2002, a decline of 15.7% from the prior year.

      We recognized contract revenues of $55.7 million, or 9.0% of our total contract revenues, from underground utility locating services for the year ended July 26, 2003 as compared to $55.2 million, or 8.8% for the year ended July 27, 2002. Arguss had no underground utility locating services revenues in either period.

We recognized contract revenues of $24.8 million, or 4.0% of our total contract revenues, from construction and maintenance services to electrical and other utilities for the year ended July 26, 2003, as compared to $12.4 million or 2.0% for the year ended July 27, 2002. Arguss contributed $4.9 million of contract revenues from electrical utilities and other construction and maintenance services for the year ended July 26, 2003 and $0.5 million for the same period last year (Arguss was acquired in February 2002). Excluding Arguss, contract revenues from construction and maintenance services to electrical and other utilities for the year ended July 26, 2003 would have been $19.9 million compared to $11.9 million for the year ended July 27, 2002.

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

Liquidity and Capital Resources

      Capital requirements. We primarily need capital for equipment to support our contractual commitments to customers and to maintain sufficient working capital. Our working capital needs are influenced by the level of operations during the period and generally increase with higher levels of contract revenues. Additionally, our working capital requirements are influenced by the timing of the collection of balances outstanding from our customers for work previously performed. Our sources of cash have historically been operating activities, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. To the extent we seek to grow by acquisitions that involve consideration other than our stock, our capital requirements may increase.

      We expect capital expenditures, net of disposals, to range from $35 million to $40 million for fiscal 2005, which could vary depending on the expected timing of contract performance, overall economic growth, customer demand for our services and the replacement cycle we select for our equipment. We intend to fund these expenditures primarily from operating cash flows, availability under our Credit Agreement and cash on hand.

      Cash and cash equivalents totaled $51.4 million at July 31, 2004 compared to $129.9 million at July 26, 2003.

	Year ended (in millions)

	July 31, 2004	July 26, 2003	July 27, 2002

Net cash flows:
Provided by operations	$124.1	$25.3	$65.3
Used in investing activities	$(203.8)	$(13.2)	$(11.4)
Provided by (used in) financing activities	$1.3	$1.7	$(68.3)

      Cash from operating activities. For the year ended July 31, 2004, net cash provided from operating activities was $124.1 million compared to cash provided of $25.3 million and $65.3 million for the years ended July 26, 2003 and July 27, 2002, respectively. Net income, excluding the after tax gain on the sale of long-term receivables, plus non- cash items primarily consisting of depreciation, amortization and deferred taxes, was our main source of operating cash flows and contributed $91.1 million in fiscal year 2004.

      Changes in working capital items during fiscal year 2004 provided $33.1 million compared with the use of $36.2 million in fiscal 2003. In fiscal 2004, we sold accounts receivable, classified as non-current, which consisted of pre-petition trade receivables due from Adelphia Communications Corporation (“Adelphia”) of $21.6 million. Adelphia filed for bankruptcy protection in the fourth quarter of fiscal 2002. We received proceeds on the sale of $34.2 million ($29.6 million net of tax) and recorded a pre-tax gain on the sale, net of expenses, of $11.4 million or $6.8 million after tax. We do not anticipate generating significant proceeds from future sales of long-term receivables.

      In fiscal 2004, decreases in accounts receivable of $12.0 million were offset by increases in unbilled revenues of $17.9 million as work in progress increased in proportion to our revenue increase of 41% and our backlog increase of 35%. However, based on fourth quarter revenues, days sales outstanding was 49.8 days as of July 31, 2004 compared to 60.7 days at July 26, 2003, for current accounts receivable, net. Based on fourth quarter revenues, days sales outstanding was 21.9 days for the fiscal year ended July 31, 2004 compared to 17.3 days for the fiscal year ended July 26, 2003, for unbilled revenues, net.

      Accounts payable increased $8.4 million and accrued self-insured claims and other liabilities increased by $4.3 million related to the increases in revenue activity and the related cost of earned revenue, combined with the volume increases due to the 2004 acquisitions of UtiliQuest and First South. These increases were offset by the decrease of income taxes payable of $9.0 million from the timing of payments in fiscal 2004.

      Cash from investing activities. For fiscal 2004, net cash used in investing activities was $203.9 million as compared to $13.2 million in fiscal 2003 and $11.4 million in fiscal 2002. During the year ended July 31, 2004, cash used in investing activities was primarily for the acquisition of UtiliQuest and First South for approximately $175.2 million and for capital expenditures of $35.9 million compared to $19.4 million in the prior year, offset by proceeds from the sale of assets of $7.2 million and $6.2 million for fiscal year 2004 and 2003, respectively.

      Cash from financing activities. For the year ended July 31, 2004, net cash provided by financing activities, was $1.3 million compared to net cash provided by financing activities of $1.7 million for the year ended July 26, 2003. The proceeds from the exercise of stock options of $4.6 million during fiscal 2004 was largely offset by the principal payments on capital leases acquired in the UtiliQuest acquisition. During the second quarter of fiscal 2004, we borrowed $85,000,000 under our credit agreement in connection with the acquisition of UtiliQuest. The Company repaid this debt during the third quarter of fiscal 2004.

      On June 3, 2002, we entered into a $200 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides us with a commitment of $200 million for a three-year period and includes a sublimit of $40 million for the issuance of letters of credit. Under the most restrictive covenants of our Credit Agreement, as of July 31, 2004, our available borrowing capacity is approximately $172.4 million. As of July 31, 2004 we had no amounts outstanding under the Credit Agreement and $27.6 million of outstanding letters of credit. The outstanding letters of credit are all issued to our insurance companies as part of our self-insurance program.

      Loans under the Credit Agreement bear interest, at our option, at the bank’s prime interest rate or LIBOR plus a spread of 1.25%, 1.50% or 2.00% based upon our current leverage ratio. Based on our current leverage ratio, borrowings would be eligible for the 1.25% spread. We are required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the facilities. In addition, we pay an annual agent fee of $50,000. Interest costs incurred on notes payable and capital leases, all of which were expensed, during the year ended July 31, 2004 were approximately $1.2 million.

      Under the Credit Agreement, we are subject to certain financial covenants and conditions, which restrict our ability to encumber our assets or incur certain types of indebtedness. We must maintain a leverage ratio of not greater than 2.25:1.00, as measured at the end of each fiscal quarter. At July 31, 2004, this leverage ratio, defined as consolidated funded debt including any outstanding letters of credit divided by consolidated EBITDA (as defined in the Credit Agreement), was 0.28:1.00. We must also maintain a consolidated tangible net worth of not less than (i) $170,000,000 plus (ii) 50% of consolidated net income (positive or negative) from the date the acquisitions of both UtiliQuest and First South were completed plus (iii) 75% of the equity issuances made from the date the acquisitions of both UtiliQuest and First South were completed to the date of computation. At July 31, 2004, we were in compliance with all financial covenants and conditions under the Credit Agreement. The Credit Agreement matures on June 2, 2005 and we currently expect to enter into a replacement revolving credit agreement prior to maturity.

      Certain subsidiaries have outstanding obligations under real estate leases and equipment and vehicle financing arrangements. The obligations are payable in monthly installments, expiring at various dates through November 2023.

Contractual Arrangements

      The following tables set forth our contractual commitments for each of our fiscal years through 2009 and thereafter, including related party leases, as of July 31, 2004:

Contractual Obligations:	2005	2006	2007	2008	2009	Thereafter	Total

Note payable	$144,379	$144,379	$3,642,110	$—	$—	$—	$3,930,868
Capital leases	4,349,060	2,908,369	605,576	—	—	—	7,863,005
Operating leases	5,963,819	4,068,134	2,324,553	1,199,312	590,025	592,750	14,738,593
Employment agreements	2,746,662	1,746,028	1,001,855	620,806	36,767	—	6,152,118

Total	$13,203,920	$8,866,910	$7,574,094	$1,820,118	$626,792	$592,750	$32,684,584

      As of July 31, 2004, we had $27.6 million of outstanding letters of credit issued to insurance companies as part of our self-insurance program. The Credit Agreement provides us with the availability of standby letters of credit up to $40 million

      Related party transactions. We lease some of our administrative offices from entities related to officers of our subsidiaries. The total expense under these arrangements for the years ended July 31, 2004, July 26, 2003, and July 27, 2002 was $1,549,929, $1,900,454, and $1,915,649, respectively. The future minimum lease commitments under these arrangements during each fiscal year through fiscal 2008 and thereafter are:

2005	2006	2007	2008	2009	Thereafter	Total

$1,262,094	$1,205,140	$1,122,645	$960,045	$536,625	$592,750	$5,679,299

      Stock Repurchase Program. On February 24, 2003, the Board of Directors authorized the repurchase of up to $25 million worth of the Company’s common stock over an eighteen-month period. Such repurchases were authorized to be made in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of common stock, and the plan may be suspended at any time. Pursuant to Florida law, any shares repurchased will be added to the Company’s authorized, unissued shares and are available for future issue. No shares were repurchased under this program which expired in August 2004.

      We believe that our capital resources, together with existing cash balances, are sufficient to meet our financial obligations, including lease commitments, and to support our normal replacement of equipment at our current level of business for at least the next twelve months. Our future operating results and cash flows may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively.

      Backlog. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts. Our backlog at July 31, 2004 and July 26, 2003 was $1.2 billion and $890.9 million, respectively. We expect to complete approximately 55% of our current backlog during the next twelve months. In many instances our customers are not contractually committed to specific volumes of services under a contract. However, the customer is obligated to obtain these services from us if they are not performed by the customer’s employees and we are committed to perform these services if requested by the customer. Many of these contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with customers and our experience in procurements of this nature. However, there can be no assurance as to a customer’s requirements during a particular period or that such estimates at any point in time are accurate.

Seasonality and Quarterly Fluctuations

      Our revenues can be affected by seasonality. Since most of the work we perform is done outdoors, our results of operations can be impacted by extended periods of inclement weather. Generally, inclement weather occurs during the winter months or in our second and third quarters of our fiscal year. In addition, a disproportionate number of holidays fall within our second quarter which impacts our number of available workdays and productivity.

      In addition, we have experienced and expect to continue to experience quarterly variations in revenues and net income as a result of other factors, including:

•	the timing and volume of customers’ construction and maintenance projects,

•	budgetary spending patterns of customers,

•	the commencement or termination of master service agreements and other long-term agreements with customers,

•	costs incurred to support growth internally or through acquisitions,

•	fluctuation in result of operations caused by acquisitions,

•	changes in mix of customers, contracts, and business activities, and

•	fluctuations in insurance expense accruals due to changes in claims experience and actuarial assumptions.

      Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

Special Note Concerning Forward Looking Statements

      This Annual Report on Form 10-K, including the Notes to the Consolidated Financial Statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements. The words “believe”, “expect”, “anticipate”, “intend”, “forecast”, “project”, and similar expressions identify forward looking statements. Such statements may include, but may not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financial needs or plans and the availability of financing, and plans relating to our services including backlog, as well as assumptions relating to the foregoing. These forward looking statements are based on management’s current expectations, estimates and projections. Forward-looking statements are subject to risks and uncertainties that may cause actual results in the future to differ materially from the results projected or implied in any forward-looking statements contained in this report. Such risks and uncertainties include: business and economic conditions in the telecommunications industry affecting our customers, a change in our customers’ financial condition, the adequacy of our insurance and other reserves and allowances for doubtful accounts, whether the carrying value of our assets may be impaired, the anticipated outcome of contingent events, including litigation, liquidity needs and the availability of financing. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Recently Issued Accounting Pronouncements

      In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF Issue No. 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The adoption of EITF No. 00-21 did not have a material effect on the our results of operations or financial position.

      In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative guidance. The adoption of SAB No. 104 did not have a material impact upon the our financial position or results of operations.

      In December 2003, FASB Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities” was issued. FIN 46(R) replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities.

      The provisions of FIN 46(R) are effective for the first reporting period that ends after December 15, 2003 for variable interests in those entities commonly referred to as special-purpose entities. Application of the provisions of FIN 46(R) for all other entities is effective for the first reporting period ending after March 15, 2004. The Company does not have any interests in variable interest entities and the adoption of FIN 46(R) did not have an impact on the our results of operations or financial position.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      We considered the provision of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments” in determining our market risk. We had no significant holdings of derivative financial or commodity instruments at July 31, 2004. A review of our other financial instruments and risk exposures at that date revealed that we had exposure to interest rate risk. At July 31, 2004, we performed sensitivity analyses to assess the potential effect of this risk and concluded that a hypothetical change in interest rates of 100 basis points would not materially affect our financial position, results of operations or cash flows.

Item 8.     Financial Statements and Supplementary Data

      Our consolidated financial statements and related notes and independent auditors’ report follow on subsequent pages of this report.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JULY 31, 2004 and JULY 26, 2003

	2004	2003

ASSETS
CURRENT ASSETS:
Cash and equivalents	$51,393,109	$129,851,760
Accounts receivable, net	131,926,512	121,979,664
Costs and estimated earnings in excess of billings	58,175,272	34,814,130
Deferred tax assets, net	11,922,558	8,778,775
Income tax receivable	6,988,164	—
Inventories	5,352,586	2,669,796
Other current assets	10,275,142	7,378,452

Total current assets	276,033,343	305,472,577

PROPERTY AND EQUIPMENT, net	100,352,913	86,893,826

OTHER ASSETS:
Goodwill, net	224,140,641	106,615,836
Intangible assets, net	35,178,721	729,646
Accounts receivable, net	—	21,567,480
Deferred tax assets, net non-current	5,560,872	7,167,117
Other	10,568,343	8,096,095

Total other assets	275,448,577	144,176,174

TOTAL	$651,834,833	$536,542,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,347,637	$22,734,971
Notes and capital leases payable	4,162,978	9,537
Billings in excess of costs and estimated earnings	141,568	703,063
Accrued self-insured claims	22,296,987	17,676,780
Income taxes payable	—	5,168,984
Other accrued liabilities	41,528,467	24,440,415

Total current liabilities	102,477,637	70,733,750

NOTES AND CAPITAL LEASES PAYABLE	7,094,018	20,160
ACCRUED SELF-INSURED CLAIMS	22,473,163	14,175,209
OTHER LIABILITIES	829,058	1,273,889

Total liabilities	132,873,876	86,203,008

COMMITMENTS AND CONTINGENCIES, Note 16
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 48,596,049 and 47,986,768 issued and outstanding, respectively	16,198,678	15,995,584
Additional paid-in capital	348,570,091	336,394,016
Deferred compensation	(2,390,667)	—
Retained earnings	156,582,855	97,949,969

Total stockholders’ equity	518,960,957	450,339,569

TOTAL	$651,834,833	$536,542,577

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JULY 31, 2004, JULY 26, 2003, and JULY 27, 2002

	2004	2003	2002

REVENUES:
Contract revenues earned	$872,715,988	$618,182,653	$624,020,977

EXPENSES:
Costs of earned revenues, excluding depreciation	673,561,514	482,876,707	478,971,354
General and administrative	74,579,914	68,773,501	67,445,977
Bad debts expense	776,439	1,285,087	21,550,119
Depreciation and amortization	42,066,398	39,073,959	38,843,698
Impairment write-off	—	—	47,880,187

Total	790,984,265	592,009,254	654,691,335

Gain on sale of accounts receivable	11,359,379	—	—
Interest income	775,179	1,509,130	2,935,607
Interest expense	(963,908)	(208,235)	(315,246)
Other income, net	4,277,338	2,981,164	1,459,782

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	97,179,711	30,455,458	(26,590,215)

PROVISION FOR INCOME TAXES:
Current	35,043,857	7,528,838	17,216,212
Deferred	3,502,968	5,777,329	(7,708,281)

Total	38,546,825	13,306,167	9,507,931

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	58,632,886	17,149,291	(36,098,146)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF $12,116,700 INCOME TAX BENEFIT	—	—	(86,929,342)

NET INCOME (LOSS)	$58,632,886	$17,149,291	$(123,027,488)

EARNINGS (LOSS) PER COMMON SHARE:
Basic earnings (loss) per share before cumulative effect of change in accounting principle	$1.21	$0.36	$(0.80)
Cumulative effect of change in accounting principle	$—	$—	$(1.93)

Basic earnings (loss) per share	$1.21	$0.36	$(2.73)

Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$1.20	$0.36	$(0.80)
Cumulative effect of change in accounting principle	$—	$—	$(1.93)

Diluted earnings (loss) per share	$1.20	$0.36	$(2.73)

SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON SHARE
Basic	48,348,509	47,880,673	45,049,452

Diluted	48,819,766	47,886,567	45,049,452

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JULY 31, 2004, JULY 26, 2003, and JULY 27, 2002

	Common Stock
			Additional	Deferred	Retained
	Shares	Amount	paid-in capital	compensation	earnings

Balances at July 28, 2001	42,964,193	$14,321,398	$250,731,286	$—	$203,828,166
Stock options exercised	110,879	36,960	953,071
Income tax benefit from stock options exercised			161,852
Assumption of Arguss’ stock options			2,647,084
Stock issued for acquisitions, net of acquisition costs	4,853,031	1,617,665	81,177,277
Shares repurchased	(81,700)	(27,233)	(1,123,174)
Net loss					(123,027,488)

Balances at July 27, 2002	47,846,403	15,948,790	334,547,396	—	80,800,678
Stock options exercised	136,299	45,433	1,746,224
Income tax benefit from stock options exercised			28,447
Restricted stock issued to directors	4,066	1,361	71,949
Net income					17,149,291

Balances at July 26, 2003	47,986,768	15,995,584	336,394,016	—	97,949,969
Stock options exercised	324,877	108,293	4,524,204
Income tax benefit from stock options exercised			681,365
Common stock issued in connection with acquisition	175,840	58,613	4,125,675
Issuance of restricted stock	105,000	35,000	2,766,900	(2,801,900)
Non-cash compensation				411,233
Restricted stock issued to directors	3,564	1,188	77,931
Net income					58,632,886

Balances at July 31, 2004	48,596,049	$16,198,678	$348,570,091	$(2,390,667)	$156,582,855

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2004, JULY 26, 2003, and JULY 27, 2002

	2004	2003	2002

OPERATING ACTIVITIES:
Net Income (loss)	$58,632,886	$17,149,291	$(123,027,488)
Adjustments to reconcile net cash inflow from operating activities:
Cumulative effect of change in accounting principle, net	—	—	86,929,342
Depreciation and amortization	42,066,398	39,073,959	38,843,698
Bad debts expense	776,439	1,285,087	21,550,119
Impairment charge	—	—	47,880,187
Loss on impairment of investment	—	—	456,177
Gain on disposal of assets	(3,042,403)	(1,945,078)	(728,420)
Gain on sale of receivables	(11,359,379)	—	—
Deferred income taxes	3,502,968	5,777,329	(7,708,281)
Non-cash compensation expense from the issuance of restricted stock	490,352	73,310	—
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
(Increase) decrease in operating assets:
Proceeds on sale of receivables, net	34,242,345	—	—
Accounts receivable, net	11,996,835	(36,801,323)	24,840,326
Unbilled revenues, net	(17,853,357)	(1,116,107)	7,548,387
Other current assets	(1,751,584)	1,702,717	2,424,871
Other assets	2,635,724	(3,103,352)	(3,022,103)
Increase (decrease) in operating liabilities:
Accounts payable	8,408,876	(3,876,288)	(8,514,558)
Customer advances	—	(5,010,755)	(2,228,975)
Accrued self-insured claims and other liabilities	4,337,587	6,394,249	(17,131,248)
Accrued income taxes payables	(8,957,482)	5,657,524	(2,848,274)

Net cash inflow from operating activities	124,126,205	25,260,563	65,263,760

INVESTING ACTIVITIES:
Capital expenditures	(35,882,142)	(19,411,569)	(15,057,463)
Proceeds from sale of assets	7,234,369	6,237,643	5,549,165
Acquisition expenditures, net of cash acquired	(175,201,913)	—	(1,893,476)

Net cash outflow from investing activities	(203,849,686)	(13,173,926)	(11,401,774)

FINANCING ACTIVITIES:
Borrowings on notes payable	85,000,000	—	—
Principal payments on notes and capital leases payable	(88,367,667)	(78,673)	(68,133,142)
Exercise of stock options	4,632,497	1,791,657	990,031
Shares repurchased	—	—	(1,150,407)

Net cash inflow (outflow) from financing activities	1,264,830	1,712,984	(68,293,518)

Changes in cash and equivalents	(78,458,651)	13,799,621	(14,431,532)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	129,851,760	116,052,139	130,483,671

CASH AND EQUIVALENTS AT END OF YEAR	$51,393,109	$129,851,760	$116,052,139

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (CONTINUED)

FOR THE YEARS ENDED JULY 31, 2004, JULY 26, 2003, and JULY 27, 2002

	2004	2003	2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$1,140,035	$296,242	$450,832
Income taxes	$46,170,494	$6,055,608	$22,318,966
Property and equipment acquired and financed with notes payable	$—	$—	$147,459
Income tax benefit from stock options exercised	$681,365	$28,447	$161,852
Issuance of restricted stock	$2,881,019	$73,310	$—
During the year ended July 31, 2004, the Company acquired substantially all of the assets of First South Utility Construction, Inc. and assumed certain liabilities associated with these assets. See Note 3.

Fair market value of net assets acquired, including goodwill	$64,697,805
Less: Common stock issued	(4,184,288)

Acquisition expenditures, net of cash acquired	$60,513,517

During the year ended July 31, 2004, the Company acquired all of the capital stock of UtiliQuest Holdings Corp. See Note 3.
Fair market value of net assets acquired, including goodwill	$116,082,226
Less: Cash acquired	(1,393,830)

Acquisition expenditures, net of cash acquired	$114,688,396

During the year ended July 27, 2002, the Company acquired all of the capital stock of Arguss. See Note 3.
Fair market value of net assets acquired, including goodwill			$89,216,074
Less: Common stock issued			(82,732,894)
Assumption of Arguss stock options			(2,647,084)

Acquisition expenditures			3,836,096
Cash acquired			(1,942,620)

Acquisition expenditures, net of cash acquired			$1,893,476

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

      Principles of Consolidation — The consolidated financial statements include Dycom Industries, Inc. and its subsidiaries (“Dycom” or the “Company”), all of which are wholly owned.

      In December 2003, the Company acquired UtiliQuest Holdings Corp. (“UtiliQuest”). In November 2003, the Company acquired substantially all of the assets of First South Utility Construction, Inc. (“First South”) and assumed certain liabilities associated with these assets. In February 2002, the Company acquired Arguss Communications, Inc. These acquisitions were accounted for using the purchase method of accounting and the Company’s results include the results of these entities from their respective acquisition dates.

      The Company is a leading provider of specialty contracting services, including engineering, construction, installation and maintenance services, to telecommunications providers throughout the United States. The Company also provides underground locating services to various utilities and other construction and maintenance services to electric utilities and others. All material intercompany accounts and transactions have been eliminated.

      Accounting Period — The Company uses a fiscal year ending the last Saturday in July. Fiscal year 2004 consisted of 53 weeks, while fiscal years 2003 and 2002 consisted of 52 weeks. Fiscal year 2005 will consist of 52 weeks.

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant estimates relate to the Company’s revenue recognition of work-in-process, the allowance for doubtful accounts, self-insured claims liability, the valuation of goodwill and intangible assets, and asset lives used in computing depreciation and amortization, including amortization of intangibles. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, the actual results could differ from those estimates and such differences may be material to the financial statements.

      Reclassifications — Certain prior year amounts have been reclassified in order to conform to the current year presentation.

      Revenue Recognition — The Company recognizes revenue using the units of delivery or cost-to-cost measures of the percentage of completion method of accounting. Revenues from services provided to customers are reported as earned and are recognized when services are performed. The majority of the Company’s contracts are unit based. Revenue on these contracts is recognized as the unit is completed. Revenue on non-unit based contracts is recognized based primarily on the ratio of contract costs incurred to date to total estimated contract costs. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

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

      Allowance for Doubtful Account — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period they become known. Management analyzes accounts receivable and historical bad debts, changes in customer creditworthiness and current economic trends and considers changes in customer payment terms and other factors when evaluating the adequacy of the allowance for doubtful accounts.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cash and Equivalents — Cash and equivalents include cash balances on deposit in banks, overnight repurchase agreements, certificates of deposit, commercial paper, and various other financial instruments having an original maturity of three months or less. For purposes of the consolidated statements of cash flows, the Company considers these amounts to be cash equivalents.

      Restricted Cash — At July 31, 2004 the Company had approximately $4.9 million in restricted cash included in other current assets and other assets on the consolidated balance sheets. The amount primarily relates to cash held as collateral to support projected workers’ compensation, automobile and general liability obligations.

      Inventories — Inventories consist primarily of materials and supplies used in the Company’s business and are carried at the lower of cost (first-in, first out) or market (net realizable value). No material obsolescence reserve has been recorded for any of the periods presented.

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

      Goodwill and Intangible Assets — The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company conducts an annual review of its reporting units to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of the Company’s goodwill may be impaired and written down. Indefinite lived intangible assets are also tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired. If the fair value of the intangible asset is less than the carrying value, an impairment loss would be incurred in an amount equal to the difference. The Company reviews finite lived intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value.

      Upon the adoption of SFAS No. 142 in fiscal 2002, an impairment loss was recognized in the following reporting units: Apex Digital, Inc., Globe Communications, Inc., Locating, Inc., Point to Point Communications, Inc., Tesinc, Inc., Nichols Construction, Inc., C-2 Utility Contractors, Inc. and Lamberts’ Cable Splicing Co. The valuations performed as part of the analysis employed a combination of present value techniques to measure fair value corroborated by comparisons to estimated market multiples. Third party specialists were engaged to assist in the valuations. As a result, in the first quarter of fiscal 2002 the Company recorded a non-cash impairment charge of $99.0 million ($86.9 million after tax) as a cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations. The subsidiaries with respect to which the Company recorded the impairment charge referred to above contributed 24.7%, 23.4% and 22.2% of the Company’s contract revenues during fiscal 2002, 2003 and 2004, respectively. The Company has aligned costs at these subsidiaries to better match the level of activity being experienced in the current economy. There can be no assurance that such measures taken will prevent additional write-downs of goodwill from being recorded based on the results of the Company’s annual test for impairment as required by SFAS No. 142.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In the fourth quarter of fiscal 2002, the annual valuation required by SFAS No. 142 resulted in an impairment charge at the Company’s Point to Point reporting unit of $2.5 million. This impairment was primarily the result of Point to Point’s loss of business associated with WorldCom, Inc. The Company also recorded an impairment charge of $0.3 million in the fourth quarter 2002 related to the write-down of backlog included with other intangible assets. The Company’s annual valuations for fiscal years 2004 and 2003, performed in the fourth quarter of each year, did not result in any impairment charges.

      Information regarding the Company’s other intangible assets is as follows:

	Weighted
	Average Life
	In Years	July 31, 2004	July 26, 2003

Carrying amount:
Licenses	5	$51,030	$51,030
Covenants not to compete	5-7	1,250,843	450,843
UtiliQuest trade name	—	4,700,000	—
Trade names	4-5	325,000	—
Customer relationships	15	30,800,000	—
Backlog	4	1,236,154	1,236,154

		38,363,027	1,738,027
Accumulated amortization:
Licenses		45,803	35,600
Covenants not to compete		486,697	330,026
Tradenames		117,669	—
Customer relationships		1,692,999	—
Backlog		841,138	642,755

		3,184,306	1,008,381

Net		$35,178,721	$729,646

      Amortization expense was $2,175,925, $396,909, and $400,258 for the fiscal years ended July 31, 2004, July 26, 2003, and July 27, 2002, respectively. Amortization for the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit. Amortization for other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible assets. Estimated amortization expense for fiscal 2005 and each of the four succeeding fiscal years is as follows:

Fiscal year ending July:	Amount

2005	$3,006,962
2006	$2,970,791
2007	$2,753,349
2008	$2,725,016
2009	$2,243,919
Thereafter	$16,778,685

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Long-Lived Tangible Assets — The Company reviews for impairment of long-lived tangible assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived tangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

      Self-Insured Claims Liability — The Company retains the risk, up to certain limits, for automobile liability, general liability and locate damage claims, workers’ compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. In addition, the locate damages included in general liability represent claims resulting from damages to the underground utility where we provided utility locating services. The Company’s customer or their representative reports damages, which are investigated and assessed by the Company. The potential claim is estimated and developed by the Company based on facts, circumstances and historical evidence. The self-insured claims liability recorded was $44.8 million and $31.9 million at July 31, 2004 and July 26, 2003, respectively and included incurred but not reported losses of approximately $20.7 million and $15.9 million at July 31, 2004 and July 26, 2003, respectively.

      Factors affecting the determination of amounts to be accrued for self-insured claims liability include, but are not limited to, the expected cost for existing and anticipated claims, frequency, or payment patterns resulting from new types of claims, damage claim payment history, the hazard level of the Company’s operations, the overall level of medical cost inflation, changes in medical costs, changes in the medical conditions of claimants, economic factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations. Because the Company retains these risks, up to certain limits, a change in experience or actuarial assumptions could materially affect the results of operations in a particular period.

      Income Taxes — The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

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

      Stock Option Plans — Under Statement of Financial Accounting Standards (“SFAS”) No. 123 and No. 148, companies are permitted to continue to apply Accounting Principles Board (“APB”) Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company continues to apply APB Opinion No. 25 to its stock-based compensation awards. The fair value of the options granted in fiscal 2004, 2003, and 2002 have been estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions and changes in these assumptions can materially impact the fair value of the options and the Company’s options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options. The pro forma disclosures required by SFAS No. 148 are reflected below. No stock-based compensation cost for stock option grants is reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002

Net income (loss), as reported	$58,632,886	$17,149,291	$(123,027,488)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects*	(5,238,714)	(5,069,963)	(6,818,161)

Pro forma net income (loss)	$53,394,172	$12,079,328	$(129,845,649)

Earnings (loss) per share:
Basic — as reported	$1.21	$0.36	$(2.73)

Basic — pro forma	$1.10	$0.25	$(2.88)

Diluted — as reported	$1.20	$0.36	$(2.73)

Diluted — pro forma	$1.09	$0.25	$(2.88)

Pro forma weighted average fair value of options granted	$14.63	$7.96	$7.91

Risk-free interest rate	3.6%	3.3%	5.0%

Expected life (years)	6	6	6

Expected volatility	59.6%	59.0%	51.9%

Dividends	—	—	—

* All awards refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 — that is, awards for which the fair value was required to be measured under SFAS No. 123.

      Comprehensive Income (Loss) During fiscal 2004, 2003 and 2002, the Company did not have any changes in its equity resulting from non-owner sources and, accordingly, comprehensive income (loss) was equal to the net (income) loss amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

      Fair Value of Financial Instruments — The carrying value of cash and cash equivalents, restricted cash, accounts receivable, income taxes receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items. The Company’s notes and capital leases payable were recorded at fair value in connection with the acquisition of UtiliQuest and approximate fair value based on the variable rates of interest and short term nature of the instruments.

      Recently Issued Accounting Pronouncements — In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached a final consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF Issue No. 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The adoption of EITF No. 00-21 did not have a material effect on the Company’s results of operations or financial position.

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

authoritative guidance. The adoption of SAB No. 104 did not have a material impact upon the Company’s financial position or results of operations.

      In December 2003, FASB Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities” was issued. FIN 46(R) replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46(R) are effective for the first reporting period that ends after December 15, 2003 for variable interests in those entities commonly referred to as special-purpose entities. Application of the provisions of FIN 46(R) for all other entities is effective for the first reporting period ending after March 15, 2004. The Company does not have any interests in variable interest entities and the adoption of FIN 46(R) did not have an impact on the Company’s results of operations or financial position.

2.	Computation of Per Share Earnings

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computation as required by SFAS No. 128. Common stock equivalents related to stock options are excluded from diluted earnings (loss) per share calculations if their effect would be anti-dilutive.

	2004	2003	2002

Net income (loss) before cumulative effect of change in accounting principle available to common stockholders (numerator)	$58,632,886	$17,149,291	$(36,098,146)
Cumulative effect of change in accounting principle, net of $12,116,700 income tax benefit	—	—	(86,929,342)

Net income (loss)	$58,632,886	$17,149,291	$(123,027,488)

Weighted-average number of common shares (denominator)	48,348,509	47,880,673	45,049,452

Basic earnings (loss) per common share before cumulative effect of change in accounting principle	$1.21	$0.36	$(0.80)
Cumulative effect of change in accounting principle	—	—	(1.93)

Basic earnings (loss) per common share	$1.21	$0.36	$(2.73)

Weighted-average number of common shares	48,348,509	47,880,673	45,049,452
Potential common stock arising from stock options	471,257	5,894	—

Total shares — diluted (denominator)	48,819,766	47,886,567	45,049,452

Diluted earnings (loss) per common share before cumulative effect of change in accounting principle	$1.20	$0.36	$(0.80)
Cumulative effect of change in accounting principle	—	—	(1.93)

Diluted earnings (loss) per common share	$1.20	$0.36	$(2.73)

Antidilutive weighted shares excluded from the calculation of earnings (loss) per share	1,844,819	2,743,641	2,231,040

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions

      The Company did not complete any acquisitions in fiscal 2003. During fiscal 2004 and 2002, the Company made the following acquisitions:

      On November 25, 2003, the Company acquired substantially all of the assets and assumed certain liabilities associated with the assets of First South, for approximately $51.5 million in cash and 175,840 shares of Dycom’s common stock. In conjunction with the acquisition, the Company also paid approximately $9 million for excess working capital consisting primarily of accounts receivable and unbilled revenue. The Company paid the purchase price from cash on hand. First South provides specialty contracting services to telecommunications customers.

      On December 3, 2003, we acquired UtiliQuest for a purchase price of approximately $116.1 million. UtiliQuest is a provider of utility locating services. Under the terms of the merger agreement, UtiliQuest merged with a newly-formed subsidiary of the Company with UtiliQuest surviving as a wholly owned subsidiary of the Company. The Company borrowed approximately $85 million under its Credit Agreement in connection with this acquisition and subsequently repaid the borrowed amount during fiscal 2004.

      In February 2002, the Company acquired 100% of the outstanding capital stock of Arguss for 4,853,031 shares of common stock for an aggregate purchase price of approximately $85.4 million before various transaction costs. Arguss provides infrastructure services to cable and telecommunication companies. This acquisition expanded the Company’s geographical presence within its existing customer base.

      The Company accounted for the above acquisitions using the purchase method of accounting. Accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The purchase price in excess of the fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. Under SFAS No. 142, goodwill associated with these acquisitions will be reviewed at least annually for impairment. The operating results of the companies acquired are included in the accompanying consolidated financial statements from their respective date of purchase.

      The purchase prices of the First South and UtiliQuest acquisitions are derived as follows:

	($ in thousands)
	First South	UtiliQuest

Cash paid (including $9 million for excess working capital for First South)	$60,229	$115,165
Transaction costs	285	917
Dycom common stock issued	4,184	—

Total Purchase Price	$64,698	$116,082

      For the acquisitions of First South and UtiliQuest, management determined the fair values used in the purchase price allocation for intangible assets with the assistance of independent valuation specialists based on estimated discounted future cash flows, royalty rates and historical data, among other information. Goodwill of approximately $43.6 million and $37.0 million is expected to be deductible for tax purposes related to the

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisitions of First South and UtiliQuest, respectively. The purchase prices of the acquisitions were allocated as follows:

	($ in thousands)
	First South	UtiliQuest

Assets:
Cash and equivalents	$—	$1,394
Accounts receivable, net	7,069	15,652
Costs and estimated earnings in excess of billings	6,069	—
Deferred tax asset, net	—	2,074
Other current assets	551	3,277
Property and equipment	6,530	15,141
Goodwill	43,615	73,910
Tradenames	155	4,870
Intangibles — customer relationships	3,300	27,500
Other tangibles, net	800	—
Deferred non-current tax asset, net		5,484
Other assets	—	5,096

Total assets	68,089	154,398

Liabilities:
Accounts payable	2,094	1,110
Capital leases — short term	—	5,110
Accrued self-insured claims	—	11,755
Other accrued liabilities	1,297	6,053
Capital leases — long term	—	5,688
Notes payable — long term	—	3,797
Accrued self-insured claims — long term	—	4,803

Total liabilities	3,391	38,316

Net assets acquired	$64,698	$116,082

      The following unaudited pro forma summaries present the Company’s consolidated results of operations as if the First South and UtiliQuest acquisitions had occurred on July 28, 2002, the first day of the Company’s fiscal year 2003:

	2004	2003

Total revenues	$940,216,409	$802,626,335
Income before income taxes	100,708,299	25,277,919
Net income	60,663,585	11,806,699
Earnings per share:
Basic	$1.25	$0.25
Diluted	$1.24	$0.25

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Accounts Receivable

      Accounts receivable, net, classified as current, consist of the following:

	2004	2003

Contract billings	$131,297,850	$121,061,058
Retainage	3,798,657	3,657,219
Other receivables	617,705	1,239,925

Total	135,714,212	125,958,202
Less allowance for doubtful accounts	3,787,700	3,978,538

Accounts receivable, net	$131,926,512	$121,979,664

      The allowance for doubtful accounts changed as follows:

	For the Fiscal Year Ended

	July 31, 2004	July 26, 2003

Allowance for doubtful accounts at beginning of year	$3,978,538	$4,826,124
Additions charged to bad debt expense	776,439	1,285,087
Additions to allowance from acquisitions	151,000	—
Amounts reclassed to non-current accounts receivable	—	(347,677)
Amounts charged against the allowance, net of recoveries	(1,118,277)	(1,784,996)

Allowance for doubtful accounts at end of year	$3,787,700	$3,978,538

      As of July 31, 2004 and July 26, 2003, the Company expected to collect all retainage balances within the next twelve months.

      During fiscal 2004, the Company sold accounts receivable, classified as non-current, which consisted of pre-petition trade receivables due from Adelphia Communications Corporation (“Adelphia”) with a carrying value of $21,567,480. Adelphia filed for bankruptcy protection in the fourth quarter of fiscal 2002. The Company received proceeds on the sale of $34,242,345 and recorded a gain on the sale, net of expenses, of $11,359,379. Additionally during fiscal 2004, the Company recorded the recovery of previously written off accounts receivables in the amount of $928,000.

      As of July 31, 2004, the Company had accounts receivables of approximately $5.8 million, net of reserve for estimated uncollectible amounts, from a customer that is currently in Chapter 11 bankruptcy proceedings. The Company has perfected liens with respect to a substantial majority of the outstanding balance and has engaged legal counsel to handle its claim against the customer in the bankruptcy proceedings. The Company does not believe that any of its significant customers are experiencing significant financial difficulty as of July 31, 2004.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Costs and Estimated Earnings on Contracts in Progress

      The accompanying consolidated balance sheets include costs and estimated earnings on contracts in progress, net of billings as follows:

	2004	2003

Costs incurred on contracts in progress	$44,920,291	$29,066,176
Estimated to date earnings	13,270,608	8,687,173

Total costs and estimated earnings	58,190,899	37,753,349
Less billings to date	157,195	3,642,282

	$58,033,704	$34,111,067

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$58,175,272	$34,814,130
Billings in excess of costs and estimated earnings	(141,568)	(703,063)

	$58,033,704	$34,111,067

      The Company performs services under unit based and non-unit based contracts and the amounts presented above aggregate the effects of these types of contracts.

6.	Property and Equipment

      The accompanying consolidated balance sheets include the following property and equipment:

	2004	2003

Land	$4,671,162	$5,267,572
Buildings	10,417,351	10,752,264
Leasehold improvements	1,500,904	1,495,615
Vehicles	136,423,499	119,717,399
Furniture and fixtures	23,543,950	17,129,884
Equipment and machinery	103,132,612	89,214,913

Total	279,689,478	243,577,647
Less accumulated depreciation	179,336,565	156,683,821

Property and equipment, net	$100,352,913	$86,893,826

      Expenses for maintenance and repairs of property and equipment amounted to $15,586,926, $10,167,422, and $9,155,233 for the fiscal years ended July 31, 2004, July 26, 2003, and July 27, 2002, respectively. Depreciation expense amounted to $39,890,473, $38,677,050 and $38,443,440 for the fiscal years ended July 31, 2004, July 26, 2003, and July 27, 2002, respectively.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Self-Insured Claims

      Accrued self-insured claims consist of the following:

	2004	2003

Current:
Accrued auto, general liability and workers’ compensation	$10,030,304	$11,219,265
Accrued employee group health	2,932,153	4,152,785
Accrued damage claims	9,334,530	2,304,730

	22,296,987	17,676,780
Non-current:
Accrued auto, general liability and workers’ compensation	22,473,163	14,175,209

Total accrued self-insured claims	$44,770,150	$31,851,989

8.	Other Accrued Liabilities

      Other accrued liabilities consist of the following:

	2004	2003

Accrued payroll and related taxes	$17,882,725	$9,516,881
Accrued employee bonus and benefit costs	9,127,699	4,617,327
Accrued construction costs	5,268,133	3,474,217
Other	9,249,910	6,831,990

Other accrued liabilities	$41,528,467	$24,440,415

9.	Notes and Capital Leases Payable

      Notes and capital leases payable are summarized as follows:

	2004	2003

Capital leases	$7,515,737	$—
Notes payable	3,721,100	—
Equipment loans	20,159	29,697

	11,256,996	29,697
Less current portion	4,162,978	9,537

Notes payable-non-current	$7,094,018	$20,160

      During fiscal year 2002, the Company entered into a new three-year $200 million unsecured revolving Credit Agreement with a syndicate of banks that replaced the Company’s prior credit agreement. The Credit Agreement provides the Company with a commitment of $200 million for a three-year period and includes a $40 million sublimit for the issuance of letters of credit. During the second quarter of fiscal 2004, the Company borrowed $85 million under the Credit Agreement in connection with the acquisition of UtiliQuest. The Company repaid this debt during the third quarter of fiscal 2004. Under the most restrictive covenants of the Credit Agreement, as of July 31, 2004, based on a multiple of EBITDA (as defined in the Credit Agreement), the available borrowing capacity is approximately $172.4 million. As of July 31, 2004, the Company had $27.6 million of outstanding letters of credit issued under the Credit Agreement. The

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding letters of credit are all issued to insurance companies as part of the Company’s self-insurance program.

      The Credit Agreement requires that the Company maintain certain financial covenants and imposes certain conditions including restricting its ability to encumber assets or incur certain types of indebtedness and maintaining a leverage ratio of not greater than 2.25:1.00, as measured at the end of each fiscal quarter. The Company must also maintain consolidated tangible net worth of not less than (i) $170,000,000 plus (ii) 50% of consolidated net income (positive or negative) from the date the acquisitions of both UtiliQuest and First South were completed plus (iii) 75% of the equity issuances made from the date the acquisitions of both UtiliQuest and First South were completed to the date of computation. At July 31, 2004, the Company was in compliance with all financial covenants and conditions under the Credit Agreement. The Credit Agreement matures on June 2, 2005 and the Company currently expects to enter into a replacement revolving credit agreement prior to maturity.

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

      As part of the acquisition of UtiliQuest, the Company assumed the obligations of a long-term note payable in the amount of $3.6 million to a former owner of a subsidiary of UtiliQuest. This note bears interest at 6%, payable semi-annually on March 31 and September 30, and is due on November 16, 2006. Amounts due may be set-off against certain indemnification claims, if any, by UtiliQuest against the noteholder. Additionally, as part of the acquisition, the Company acquired non-cancelable capital lease obligations with respect to certain vehicles and computer equipment that expire at various dates into fiscal 2007.

Capital
Leases

2005	$4,349,060
2006	2,908,369
2007	605,576

Future minimum lease payments	7,863,005
Less: portion representing interest	347,268

Future minimum lease payments, net	$7,515,737

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

      The components of the provision (benefit) for income taxes are:

	2004	2003	2002

Current:
Federal	$30,312,743	$5,518,257	$13,840,197
State	4,731,114	2,010,581	3,376,015

	35,043,857	7,528,838	17,216,212

Deferred:
Federal	3,013,042	5,252,117	(6,898,232)
State	489,926	525,212	(810,049)

	3,502,968	5,777,329	(7,708,281)

Total tax provision	$38,546,825	$13,306,167	$9,507,931

      The deferred tax provision (benefit) is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The deferred tax assets and liabilities are comprised of the following:

	2004	2003

Deferred tax assets:
Self-insurance and other non-deductible reserves	$19,172,344	$12,945,870
Allowance for doubtful accounts	1,458,265	1,545,658
Goodwill and intangibles	5,788,648	6,998,184
Other	3,643,467	1,355,720

	$30,062,724	$22,845,432

Deferred tax liabilities:
Property and equipment	$12,579,294	$6,658,867
Other	—	240,673

	$12,579,294	$6,899,540

Net deferred tax assets	$17,483,430	$15,945,892

      The Company believes that it is more likely than not that the deferred tax assets will be realized through future taxable income.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The difference between the total tax provision and the amount computed by applying the statutory federal income tax rates to pre-tax income is as follows:

	2004	2003	2002

Statutory rate applied to pre-tax income	$34,012,899	$10,659,410	$(9,306,575)
State taxes, net of federal tax benefit	3,393,676	1,648,265	1,667,878
Amortization of intangible assets, with no book benefit	(17,868)	(17,868)	—
Write down of intangible assets, with no tax benefit	—	—	16,643,629
Tax effect of non-deductible items	832,994	870,562	1,031,315
Non-taxable interest income	(91,957)	(176,248)	(189,454)
Other items, net	417,081	322,046	(338,862)

Total tax provision	$38,546,825	$13,306,167	$9,507,931

11.	Other Income, Net

      The components of other income, net, are as follows:

	2004	2003	2002

Gain on sale of fixed assets	$3,042,403	$1,945,078	$728,420
Miscellaneous income	1,234,935	1,036,086	731,362

Total other income, net	$4,277,338	$2,981,164	$1,459,782

12.	Capital Stock

      On January 2, 2004 and November 25, 2003, respectively, the Company granted 100,000 and 5,000 restricted shares of its common stock to the Chief Executive Officer of the Company. The restricted shares vest over a period of four years on December 31 of each year. Upon issuance of the restricted shares, deferred compensation of $2.8 million was charged to stockholders’ equity for the fair value of the restricted stock and is being recognized as compensation expense ratably over the four year vesting period. Non-cash compensation expense of approximately $0.4 million has been recognized during fiscal 2004 related to the vesting of the restricted shares.

      On November 25, 2003, the Company issued 175,840 shares of common stock in connection with the acquisition of substantially all of the assets of First South and the assumption of certain liabilities associated with these assets.

      On February 24, 2003, the Board of Directors authorized the repurchase of up to $25 million worth of the Company’s common stock over an eighteen-month period. Any such repurchases will be made in the open market or in privately negotiated transactions from time to time, subject to market conditions, applicable legal requirements and other factors. This plan does not obligate the Company to acquire any particular amount of common stock, and the plan may be suspended at any time. Pursuant to Florida law, any shares repurchased will be added to the Company’s authorized, unissued shares and are available for future use. No shares have been repurchased under this program as of July 31, 2004.

      On November 26, 2002, the shareholders of the Company approved the 2002 Directors Restricted Stock Plan whereby non-employee directors must elect to receive a minimum percentage of their annual retainer fees in restricted shares of the Company’s common stock. The Company has reserved 100,000 shares of its common stock for issuance under the plan. The number of restricted shares of the Company’s common stock to be granted is based on the fair market value of a share of common stock on the date such fees are payable.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of July 31, 2004, 7,630 shares had been issued under this plan at a weighted average market price of $16.82 per share. Non-cash expense of approximately $0.1 million was recognized during fiscal 2004 and 2003 related to the issuances of the restricted shares.

      On February 21, 2002, the Company issued 4,853,031 shares of common stock in connection with the acquisition of Arguss. These shares were registered under the Securities Act of 1933, as amended. In connection with the consummation of the merger with Arguss, 1,017,165 options to purchase the Company’s common stock were issued to former Arguss employees to convert their existing Arguss stock options.

13.	Employee Benefit Plans

      The Company and certain of its subsidiaries sponsor contribution plans that provide retirement benefits to all employees that elect to participate. Under the plans, participating employees may defer up to 15% of their base pre-tax compensation. Generally, the Company’s contribution to the plan is a match of 30% of the employee’s contributions. This match is limited to employee contributions of up to 5% of their base pre-tax compensation. The Company’s contributions were $770,816, $698,218, and $881,603 in fiscal years 2004, 2003, and 2002, respectively.

14.	Stock Option Plans

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

      The Company has reserved 3,316,845 shares of common stock under its 1998 Incentive Stock Option Plan (the “1998 Plan”) that was approved by the shareholders on November 23, 1998. The 1998 Plan provides for the granting of options to key employees until it expires in 2008. Options are granted at the closing price on the date of the grant and are exercisable over a period of up to ten years. At July 31, 2004, there were 337,562 options available for grant under the 1998 Plan.

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

      The Company has reserved 240,000 shares of common stock under the 2001 Directors Stock Option Plan (“the 2001 Directors Plan”) that was approved by the shareholders on November 20, 2001. The 2001 Directors Plan provides for the granting of options to the directors until it expires in 2011. Options are granted at the closing price on the date of grant and are exercisable over a period of up to five years. At July 31, 2004, there were 189,500 options available for grant under the 2001 Directors Plan.

      The Company has reserved 2,000,000 shares of common stock under its 2003 Long-term Incentive Plan (the “2003 Plan”) that was approved by the shareholders on November 25, 2003. The 2003 Plan provides for the granting of options to key employees until it expires in 2013. Options are granted at the closing price on the date of the grant and are exercisable over a period of up to ten years. At July 31, 2004, there were 1,877,000 options available for grant under the 2003 Plan.

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

      During fiscal 2003, the Company granted options under the 1998 Plan to purchase an aggregate of 772,152 shares of common stock. The options were granted at a range of exercise prices of between $10.45 and $16.21, the fair market value on the date of grant. Also in fiscal 2003, the Company granted to non-employee directors under the 2001 Directors’ Plan 17,000 shares at an exercise price of $14.96, the fair market value on the date of grant.

      During fiscal 2004, the Company granted options under the 1998 Plan to purchase an aggregate of 742,676 shares of common stock. The 1998 Plan options were granted at a range of exercise prices of between $18.65 and $25.07, the fair market value on the date of grant. For the 2003 Plan, the Company granted options to purchase an aggregate of 128,000 shares of common stock. The 2003 Plan options were granted at a range of exercise prices of between $25.18 and $25.78, the fair market value on the date of grant. For the 2001 Directors’ Plan, the Company granted options to purchase an aggregate of 14,000 shares of common stock at an exercise price of $25.18, the fair market value on the date of grant.

      The following table summarizes the status of all Company stock option plans for the three years ended July 27, 2002, July 26, 2003, and July 31, 2004:

	Number of	Weighted Average
	Shares	Exercise Price

Options outstanding at July 28, 2001	1,751,126	$30.10
Granted	778,760	$14.31
Converted Arguss options	1,017,165	$40.20
Terminated	(283,764)	$31.77
Exercised	(110,879)	$9.18

Options outstanding at July 27, 2002	3,152,408	$30.18
Granted	789,152	$13.80
Terminated	(774,677)	$33.34
Exercised	(136,299)	$13.15

Options outstanding at July 26, 2003	3,030,584	$25.89
Granted	884,676	$25.08
Terminated	(341,903)	$29.09
Exercised	(324,877)	$14.26

Options outstanding at July 31, 2004	3,248,480	$26.49
Exercisable options at
July 27, 2002	1,638,763	$35.53
July 26, 2003	1,438,997	$33.42
July 31, 2004	1,461,618	$33.35

      The range of exercise prices for options outstanding at July 31, 2004 was $10.45 to $58.73. The range of exercise prices for options is due to changes in the price of the Company’s stock over the period of the grants.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes information about options outstanding at July 31, 2004:

	Outstanding Options

		Weighted
		Average	Weighted
		Remaining	Average
	Number of	Contractual	Exercise
	Shares	Life	Price

Range of exercise prices
$10.01 to $12.50	25,567	7.9	$10.66
$12.51 to $15.00	1,084,234	7.8	$14.06
$15.01 to $20.00	11,750	6.9	$17.20
$25.01 to $30.00	1,351,831	7.6	$25.92
$30.01 to $35.00	79,657	5.4	$30.43
$35.01 to $40.00	35,300	4.7	$37.19
$40.01 to $47.00	391,232	5.8	$45.36
$47.01 to $60.00	268,909	3.8	$51.33

	3,248,480	7.0	$26.49

	Exercisable Options

	Number of Shares	Weighted
	Exercisable	Average
	as of	Exercise
	July 31, 2004	Price

Range of exercise prices
$10.01 to $12.50	8,128	$10.50
$12.51 to $15.00	264,664	$14.13
$15.01 to $20.00	3,750	$16.63
$25.01 to $30.00	502,115	$27.29
$30.01 to $35.00	79,657	$30.43
$35.01 to $40.00	29,475	$37.19
$40.01 to $47.00	304,920	$45.38
$47.01 to $60.00	268,909	$51.33

	1,461,618	$33.35

      These options will expire if not exercised at specific dates ranging from August 2004 to June 2013. The prices for the options exercisable at July 31, 2004 ranged from $10.45 to $58.73.

15.	Related Party Transactions

      The Company leases administrative offices from entities related to officers of certain of its subsidiaries. The total expense under these arrangements for the years ended July 31, 2004, July 26, 2003, and July 27, 2002 was $1,549,929, $1,900,454, and $1,915,649, respectively. The future minimum lease commitments under these arrangements during each fiscal year through fiscal 2009 and thereafter are:

2005	2006	2007	2008	2009	Thereafter	Total

$1,262,094	$1,205,140	$1,122,645	$960,045	$536,625	$592,750	$5,679,299

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Major Customers and Concentration of Credit Risk

      The Company’s operating subsidiaries obtain contracts from both public and private concerns. For the last three fiscal years, revenues from Comcast, BellSouth and Sprint represented the following percentages of total revenue:

	2004	2003	2002

Comcast	28.5%	33.0%	18.6%
BellSouth	14.0%	12.1%	16.6%
Sprint	10.1%	7.6%	4.4%

      Comcast and AT&T Broadband revenues have been combined for periods prior to Comcast’s acquisition of AT&T Broadband in 2002.

      Financial instruments which subject the Company to concentrations of credit risk consist almost entirely of trade accounts receivable. Comcast, BellSouth and Sprint, represent a significant portion of the Company’s customer base. As of July 31, 2004, the total aggregate outstanding trade receivables from Comcast, BellSouth, and Sprint, were approximately $35.7 million or 27.1%, $13.0 million or 9.9%, and $7.4 million or 5.6%, respectively, of the outstanding trade receivables.

17.	Commitments and Contingencies

      The federal employment tax returns for two of our subsidiaries have been audited by the Internal Revenue Service (“IRS”). As a result of the audit, we received an original proposed assessment from the IRS in March 2004. At issue, according to the examination reports, are the taxpayers’ characterization of certain employee reimbursements for the years 2000 and 2001. We reached an agreed assessment with the IRS regarding one of the two subsidiaries. The amount of the agreed assessment, which was paid in the first quarter of fiscal 2005, will be recorded against the reserve for this matter that we established during fiscal 2004. Subsequent to this agreement, $7.4 million of the proposed assessment is still at issue. We continue to disagree with the amount of the proposed assessment with respect to the other subsidiary and are pursuing an administrative appeal of this matter which we intend to vigorously defend. We believe we have a number of legal defenses available that may substantially reduce the proposed assessment and have therefore not recorded any significant liability with respect to the remaining assessment.

      In the normal course of business, the Company enters into employment agreements with certain members of its executive management. It is the opinion of the Company’s management, based on information available at this time, that these agreements will not have a material effect on the Company’s consolidated financial statements.

      The Company and its subsidiaries have operating leases covering office facilities, vehicles, and equipment that have noncancelable terms in excess of one year. Certain of these leases contain renewal provisions and generally require the Company to pay insurance, maintenance, and other operating expenses. Total expense incurred under operating lease agreements, excluding the transactions with related parties (see Note 15), for the years ended July 31, 2004, July 26, 2003, and July 27, 2002 was $6,936,420, $7,389,748, and $9,331,815, respectively. The future minimum obligations under these leases during each fiscal year through fiscal 2009 and thereafter are:

2005	2006	2007	2008	2009	Thereafter	Total

$4,701,725	$2,862,994	$1,201,908	$239,267	$53,400	$—	$9,059,294

      In the normal course of business, certain of the Company’s subsidiaries have pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

none of the current claims or proceedings will have a material effect on the Company’s consolidated financial statements.

18.     Segment Information

      The Company operates in one reportable segment as a specialty contractor. The Company provides engineering, construction and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by local and long distance communications carriers, and cable television multiple system operators. Additionally, the Company provides similar services related to the installation of integrated voice, data, and video local and wide area networks within buildings and also provides underground locating services to various utilities and other construction and maintenance services to electric utilities and others. These services are provided by the Company’s various subsidiaries, which provide management with monthly financial statements. All of the Company’s subsidiaries have been aggregated into one reporting segment due to their similar customer bases, products and production methods, and distribution methods. The following table presents information regarding contract revenues by type of customer:

	2004	2003	2002

Telecommunications	$680,144,979	$537,702,723	$556,371,832
Utility line locating	157,997,272	55,657,948	55,204,177
Electrical utilities and other construction and maintenance	34,573,737	24,821,982	12,444,968

Total contract revenues	$872,715,988	$618,182,653	$624,020,977

19.     Quarterly Financial Data (Unaudited)

      In the opinion of management, the following unaudited quarterly data for the years ended July 31, 2004 and July 26, 2003 reflect all adjustments, which consist of normal recurring accruals, necessary to present a fair statement of amounts shown for such periods. The earnings per common share calculation for each quarter is based on the weighted average shares of common stock outstanding plus the dilutive effect of stock options.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	(in dollars, except per share amounts)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2004:
Revenues	$196,021,442	$196,368,974	$219,562,070	$260,763,502

Income Before Income Taxes	$23,293,449	$26,931,656	$18,734,956	$28,219,650

Net Income	$13,927,239	$16,442,142	$11,177,055	$17,086,450

Earnings per Common Share:
Basic	$0.29	$0.34	$0.23	$0.35
Diluted	$0.29	$0.34	$0.23	$0.35
2003:
Revenues	$158,480,914	$137,153,597	$139,665,894	$182,882,248

Income (Loss) Before Income Taxes	$7,155,744	$(1,124,767)	$4,734,279	$19,690,202

Net (Loss) Income:	$4,114,553	$(1,110,936)	$2,784,159	$11,361,515

Earnings (Loss) per Common Share:
Basic	$0.09	$(0.02)	$0.06	$0.24
Diluted	$0.09	$(0.02)	$0.06	$0.24

      The fourth quarter of 2004 had 14 weeks and all other quarters indicated above had 13 weeks. The sum of quarterly earnings per share amounts can differ from those reflected in the Company’s Consolidated Statements of Operations due to the weighting of common stock and common stock equivalents outstanding during each of the respective periods. The second quarter of fiscal 2004 includes a gain on sale of accounts receivable of approximately $11.4 million related to the sale of receivables due from Adelphia (See Note 4).

20.     Subsequent Event

      On September 21, 2004, the Company acquired certain assets and assumed certain liabilities of RJE Telecom, Inc. (“RJE”) for approximately $8.6 million in cash, subject to a working capital adjustment. RJE provides specialty contracting services primarily to telephone companies. The acquisition will be accounted for under the purchase method of accounting. The Company expects that the purchase price will be allocated primarily to the tangible working capital assets and approximately $1.0 million to intangible assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dycom Industries, Inc.
Palm Beach Gardens, Florida

      We have audited the accompanying consolidated balance sheets of Dycom Industries, Inc. and subsidiaries (the “Company”) as of July 31, 2004 and July 26, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dycom Industries, Inc. and subsidiaries as of July 31, 2004 and July 26, 2003, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE LLP

Certified Public Accountants
West Palm Beach, Florida

October 8, 2004

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

			Executive Officer
Name	Age	Office	Since

Steven E. Nielsen	41	President, Chief Executive Officer	2/26/1996
Richard L. Dunn	55	Senior Vice President and Chief Financial Officer	1/28/2000
Timothy R. Estes	50	Executive Vice President and Chief Operating Officer	9/01/2001
Michael K. Miller	44	General Counsel and Corporate Secretary	3/17/2003

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

      Information concerning relationships and related transactions is hereby incorporated by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as a part of this report:

Page

1. Consolidated financial statements:
Consolidated balance sheets at July 31, 2004 and July 26, 2003	24
Consolidated statements of operations for the years ended July 31, 2004, July 26, 2003, and July 27, 2002	25
Consolidated statements of stockholders’ equity for the years ended July 31, 2004, July 26, 2003 and July 27, 2002	26
Consolidated statements of cash flows for the years ended July 31, 2004, July 26, 2003 and July 27, 2002	27
Notes to consolidated financial statements	29
Report of Independent Registered Public Accounting Firm	49
2. Financial statement schedules:
All schedules have been omitted because they are inapplicable, not required, or the information is included in the above referenced consolidated financial statements or the notes thereto.

3. Exhibits furnished pursuant to the requirement of Form 10-K.

Exhibit Number	Title

3(i)	Restated Articles of Incorporation of Dycom (incorporated by reference to Dycom’s Form 10-Q filed with the Commission on June 11, 2002).
3(ii)	Amended By-laws of Dycom, as amended on May 24, 1999 (incorporated by reference to Dycom’s Registration Statement on Form S-4 (File No. 333-81268), filed with the Commission on January 23, 2002).
4.2	Shareholder Rights Agreement, dated April 4, 2001, between the Company and the Rights Agent (which includes the Form of Rights Certificate, as Exhibit A, the Summary of Rights to Purchase Preferred Stock, as Exhibit B, and the Form of Articles of Amendment to the Articles of Incorporation for Series A Preferred Stock, as Exhibit C), (incorporated by reference to Dycom’s Form 8-A filed with the Commission on April 6, 2001).
4.3	Stockholders’ Agreement, dated as of January 7, 2002, among Dycom, Troy Acquisition Corp., Arguss Communications, Inc. and certain stockholders of Arguss Communications, Inc. (incorporated by reference to Dycom’s Registration Statement on From S-4 (File No. 333-81268), filed with the Commission on January 23, 2002).
10.1	Credit Agreement dated June 3, 2002 by and among Dycom Industries, Inc. and the Wachovia Bank, National Association, as Administrative Agent for the Lenders and Bank of America, N.A., as Syndication Agent (incorporated by reference to Dycom’s Form 10-Q filed with the Commission on June 11, 2002).
10.2	1998 Incentive Stock Option Plan (incorporated by reference to Dycom’s Definitive Proxy Statement filed with the Commission on September 30, 1999).
10.3	1991 Incentive Stock Option Plan (incorporated by reference to Dycom’s Definitive Proxy Statement filed with the Commission on November 5, 1991).
10.5	Employment Agreement for Richard L. Dunn (incorporated by reference to Dycom’s 10-Q filed with the Commission on June 9, 2000)
10.6	Employment Agreement for Timothy R. Estes (incorporated by reference to Dycom’s Form 10-K filed with the Commission on October 18, 2002).
10.7	2002 Directors Restricted Stock Plan (incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement, filed with the Commission on October 22, 2002, File No. 001-10613).
10.8	First Amendment to Credit Agreement dated March 4, 2003 (incorporated by reference to Dycom’s Form 10-Q filed with the Commission on March 11, 2003).
10.9	Amendment to the Employment Agreement between Richard L. Dunn and Dycom Industries, Inc. effective as of January 28, 2003 (incorporated by reference to Dycom’s Form 10-Q filed with the Commission on March 11, 2003).
10.10	Second Amendment to Credit Agreement and Consent and Waiver dated as of November 10, 2003 (incorporated by reference to Dycom’s Form 10-Q filed with the Commission on December 5, 2003).
10.11	Amended and Restated Employment Agreement between Steven E. Nielsen and Dycom Industries, Inc. dated as of November 25, 2003 (incorporated by reference to Dycom’s Form 10-Q filed with the Commission on December 5, 2003).
10.12	Agreement and Plan of Merger among Dycom Industries, Inc., UtiliQuest Acquisition Corp., UtiliQuest Holdings Corp., and OCM/ GFI Power Opportunities Fund, L.P. dated as of November 17, 2003 (incorporated by reference to Dycom’s Form 10-Q filed with the Commission on December 5, 2003).
10.13	2003 Long-Term Incentive Plan (incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement, filed with the Commission on October 30, 2003, File No. 001-10613).
10.14	Restricted Stock Agreement between Steven E. Nielsen and Dycom Industries, Inc. dated as of November 25, 2003 (incorporated by reference to Dycom’s 10-Q filed with the Commission on March 9, 2004).

Exhibit Number		Title

10.15		Restricted Stock Agreement between Steven E. Nielsen and Dycom Industries, Inc. dated as of January 2, 2004 (incorporated by reference to Dycom’s 10-Q filed with the Commission on March 9, 2004).
10.16	*	Employment Agreement for Michael K. Miller
11		Statement re computation of per share earnings. All information required by Exhibit 11 is presented in Note 2 of the Company’s consolidated financial statements in accordance with the provisions of SFAS No. 128.
21.1*		Subsidiaries of Dycom Industries, Inc.
23.1*		Consent of Deloitte & Touche LLP
31.1*		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit hereto.

      (b) Reports on Form 8-K:

The following report on Form 8-K was furnished on behalf of the Registrant during the quarter ended July 31, 2004:

(i)	Press release with respect to third quarter results and conference call held May 25, 2004.

                                               Items Reported: 7 and 12

                                               Date Filed: June 1, 2004

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

/s/ STEVEN E. NIELSEN

Name: Steven E. Nielsen
Title: President and Chief Executive Officer

Date: October 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ RICHARD L. DUNN Richard L. Dunn	Senior Vice President and Chief Financial Officer	October 12, 2004

/s/ STEVEN E. NIELSEN Steven E. Nielsen	Chairman of the Board of Directors	October 12, 2004

/s/ CHARLES M. BRENNAN, III Charles M. Brennan, III	Director	October 12, 2004

/s/ STEPHEN C. COLEY Stephen C. Coley	Director	October 12, 2004

/s/ KRISTINA M. JOHNSON Kristina M. Johnson	Director	October 12, 2004

/s/ JOSEPH M. SCHELL Joseph M. Schell	Director	October 12, 2004

/s/ TONY G. WERNER Tony G. Werner	Director	October 12, 2004