Form 10-Q
period 2004-10-30
DYCOM INDUSTRIES INC
filed 2004-12-09
CIK 67215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 6, 2004
Common Stock, par value $0.33 1/3 per share	48,665,367

DYCOM INDUSTRIES, INC.

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited Condensed Consolidated Balance Sheets — October 30, 2004 and July 31, 2004	3

	Condensed Consolidated Statements of Operations for the Three Months Ended October 30, 2004 and October 25, 2003	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended October 30, 2004 and October 25, 2003	5-6

	Notes to Condensed Consolidated Financial Statements	7-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 6.	Exhibits	25

SIGNATURES		26
Section 302 Certification of CEO
Section 302 Certification of CFO
Section 906 Certification of CEO
Section 906 Certification of CFO

Part I. Financial Information

Item 1. Financial Statements

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 30,	July 31,
	2004	2004
ASSETS

CURRENT ASSETS:
Cash and equivalents	$37,479,553	$51,393,109
Accounts receivable, net	158,600,216	131,926,512
Costs and estimated earnings in excess of billings	64,137,515	58,175,272
Deferred tax assets, net	13,005,612	11,922,558
Income tax receivable	-	6,988,164
Inventories	6,246,819	5,352,586
Other current assets	14,215,800	10,275,142

Total current assets	293,685,515	276,033,343

PROPERTY AND EQUIPMENT, net	101,979,439	100,352,913

OTHER ASSETS:
Goodwill	224,033,862	224,140,641
Intangible assets, net	35,702,426	35,178,721
Deferred tax assets, net non-current	2,926,758	5,560,872
Other	9,813,070	10,568,343

Total other assets	272,476,116	275,448,577

TOTAL	$668,141,070	$651,834,833

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$36,646,575	$34,347,637
Notes and capital leases payable	3,812,085	4,162,978
Billings in excess of costs and estimated earnings	361,352	141,568
Accrued self-insured claims	26,750,086	22,296,987
Income taxes payable	1,594,288	-
Other accrued liabilities	34,280,628	41,528,467

Total current liabilities	103,445,014	102,477,637

NOTES AND CAPITAL LEASES PAYABLE	6,292,403	7,094,018
ACCRUED SELF-INSURED CLAIMS	22,049,784	22,473,163
OTHER LIABILITIES	744,145	829,058

Total liabilities	132,531,346	132,873,876

COMMITMENTS AND CONTINGENCIES, Note 12

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding .	-	-
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 48,621,148 and 48,596,049 issued and outstanding, respectively	16,234,277	16,198,678
Additional paid-in capital	349,387,299	348,570,091
Deferred compensation	(2,215,549)	(2,390,667)
Retained earnings	172,203,697	156,582,855

Total stockholders’ equity	535,609,724	518,960,957

TOTAL	$668,141,070	$651,834,833

See notes to condensed consolidated financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	October 30,	October 25,
	2004	2003
REVENUES:
Contract revenues earned	$263,165,605	$196,021,442

EXPENSES:
Costs of earned revenues, excluding depreciation	208,669,700	147,049,735
General and administrative	17,982,255	17,507,642
Depreciation and amortization	11,265,132	9,334,410

Total	237,917,087	173,891,787

Interest income	116,290	319,718
Interest expense	(162,466)	(1,467)
Other income, net	594,157	845,543

INCOME BEFORE INCOME TAXES	25,796,499	23,293,449

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	8,624,597	9,951,165
Deferred	1,551,060	(584,955)

Total	10,175,657	9,366,210

NET INCOME	$15,620,842	$13,927,239

EARNINGS PER COMMON SHARE:

Basic earnings per share	$0.32	$0.29

Diluted earnings per share	$0.32	$0.29

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE
Basic	48,603,969	48,028,895

Diluted	49,169,961	48,486,210

See notes to condensed consolidated financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	October 30,	October 25,
	2004	2003
Increase (decrease) in cash and equivalents from:
OPERATING ACTIVITIES:
Net income	$15,620,842	$13,927,239
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	11,265,132	9,334,410
Bad debts (recovery) expense	(383,803)	813,411
Gain on disposal of assets	(392,160)	(594,893)
Deferred income taxes	1,551,060	(584,955)
Non-cash compensation expense from the issuance of common and restricted stock	193,968	18,955
Change in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in operating assets:
Accounts receivable, net	(21,906,162)	(3,637,156)
Unbilled revenues, net	(2,007,831)	(2,487,118)
Other current assets	(4,796,766)	(3,582,284)
Other assets	743,752	755,762
Increase (decrease) in operating liabilities:
Accounts payable	2,298,938	3,624,168
Customer advances	-	(2,273)
Accrued self-insured claims and other liabilities	(4,488,325)	528,010
Accrued income taxes payable	8,582,452	3,097,699

Net cash provided by operating activities	6,281,097	21,210,975

INVESTING ACTIVITIES:
Capital expenditures	(11,989,105)	(3,806,285)
Acquisition expenditures	(8,682,753)	-
Proceeds from sale of assets	795,757	1,359,414

Net cash used in investing activities	(19,876,101)	(2,446,871)

FINANCING ACTIVITIES:
Principal payments on notes and capital leases payable	(1,152,508)	(2,456)
Exercise of stock options and other	833,956	1,180,977

Net cash (used in) provided by financing activities	(318,552)	1,178,521

Net (decrease)/increase in cash and equivalents	(13,913,556)	19,942,625

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	51,393,109	129,851,760

CASH AND EQUIVALENTS AT END OF PERIOD	$37,479,553	$149,794,385

See notes to condensed consolidated financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	For the Three Months Ended
	October 30,	October 25,
	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$232,637	$6,240
Income taxes	$227,333	$7,363,014

During the quarter ended October 30, 2004, the Company acquired substantially all of the assets of RJE Telecom, Inc. (“RJE”) and assumed certain liabilities associated with these assets. See Note 3. Fair market value of net assets acquired	$9,776,635

Acquisition expenditures (including $1.1 million payable to the former owners)	$9,776,635

See notes to condensed consolidated financial statements—unaudited.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Unaudited

1. Basis of Presentation

     Dycom Industries, Inc. (“Dycom” or the “Company”) is a leading provider of specialty contracting services, including engineering, construction, installation and maintenance services, to telecommunications providers throughout the United States. The Company also provides underground locating services to various utilities and other construction and maintenance services to electric utilities and others. The Company uses a fiscal year ending the last Saturday in July. Fiscal year 2005 consists of 52 weeks, while fiscal year 2004 consisted of 53 weeks.

     The condensed consolidated financial statements are unaudited and include the results of Dycom and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated balance sheets of the Company as of October 30, 2004 and July 31, 2004, and the related condensed consolidated statements of operations and cash flows for the three months ended October 30, 2004 and October 25, 2003, reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended October 30, 2004 are not necessarily indicative of the results that may be expected for the entire year. For a better understanding of the Company and its financial statements, we recommend reading these condensed consolidated financial statements in conjunction with the Company’s audited financial statements for the year ended July 31, 2004, which are included in Dycom’s 2004 Annual Report on Form 10-K, filed on October 12, 2004.

     Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant estimates relate to the Company’s revenue recognition of work-in-process, the allowance for doubtful accounts, self-insured claims liability, the valuation of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies and litigation. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, the actual results could differ from those estimates and such differences may be material to the financial statements.

     Restricted Cash – At October 30, 2004 and July 31, 2004, the Company had approximately $5.7 million and $4.9 million, respectively, in restricted cash included in other current assets and other assets on the consolidated balance sheets. The amount primarily relates to cash held as collateral to support projected workers’ compensation, automobile and general liability obligations .

     Accounting for Stock-Based Compensation – Under Statement of Financial Accounting Standards (“SFAS”) No. 123 and No. 148, companies are permitted to continue to apply Accounting Principles Board (“APB”) Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company continues to apply APB Opinion No. 25 to its stock-based compensation awards. The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company’s options do not have the characteristics of traded options and the option valuation models do not necessarily provide a reliable measure of the fair value as they require the use of subjective assumptions. Changes in these assumptions can materially impact the fair value of the Company’s options. No stock-based compensation cost for stock option grants is reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma weighted average fair value of options granted during the three months ended October 25, 2003 was $18.65 per share based on a risk-free interest rate of 3.7%, an expected life of six years, expected volatility of 59.6% and no expected dividends. No options were granted during the three months ended October 30, 2004. The pro forma disclosures required by SFAS No. 148 are reflected below.

	For the Three Months Ended
	October 30,	October 25,
	2004	2003
Net income, as reported	$15,620,842	$13,927,239

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects*	(1,339,012)	(936,539)

Pro forma net income	$14,281,830	$12,990,700

Earnings per share:
Basic — as reported	$0.32	$0.29

Basic — pro forma	$0.29	$0.27

Diluted — as reported	$0.32	$0.29

Diluted — pro forma	$0.29	$0.27

*	All awards refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 – that is, awards for which the fair value was required to be measured under SFAS No. 123.

     Comprehensive Income (Loss) — During the first quarter of fiscal 2005 and fiscal 2004 the Company did not have any changes in its equity resulting from non-owner sources and, accordingly, comprehensive income (loss) was equal to the net income amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

2. Earnings Per Share

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

	For the Three Months Ended
	October 30,	October 25,
	2004	2003
Net income available to common stockholders (numerator)	$15,620,842	$13,927,239

Weighted-average number of common shares (denominator)	48,603,969	48,028,895

Basic earnings per common share	$0.32	$0.29

Weighted-average number of common shares	48,603,969	48,028,895
Potential common stock arising from stock options	565,992	457,315

Total shares — diluted (denominator)	49,169,961	48,486,210

Diluted earnings per common share	$0.32	$0.29

Antidilutive weighted shares excluded from the calculation of earnings per share	777,747	1,426,418

3. Acquisitions

     On November 25, 2003, the Company acquired substantially all of the assets and assumed certain liabilities associated with the assets of First South Utility Construction, Inc. (“First South”), for approximately $51.5 million in cash and 175,840 shares of Dycom’s common stock. In conjunction with the acquisition, the Company also paid approximately $9 million for excess working capital consisting primarily of accounts receivable and unbilled revenue. The Company paid the purchase price from cash on hand. First South provides specialty contracting services to telecommunications customers.

     On December 3, 2003, the Company acquired UtiliQuest Holdings Corp. (“UtiliQuest”) for a purchase price of approximately $116.1 million. UtiliQuest is a provider of utility locating services. Under the terms of the merger agreement, UtiliQuest merged with a newly-formed subsidiary of the Company with UtiliQuest surviving as a wholly owned subsidiary of the Company. The Company borrowed approximately $85 million under its Credit Agreement in connection with this acquisition and subsequently repaid the borrowed amount during fiscal 2004 .

     On September 21, 2004, the Company acquired certain assets and assumed certain liabilities of RJE Telecom, Inc. (“RJE”) for a purchase price of approximately $9.8 million in cash, subject to a working capital adjustment, including transaction fees of approximately $0.1 million. As of October 30, 2004, the Company had paid $8.7 million of the purchase price and the remainder was paid during the second quarter of fiscal 2005. RJE provides specialty contracting services primarily to telephone companies.

     The Company accounted for the above acquisitions using the purchase method of accounting. Accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The purchase price in excess of the fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. Under SFAS No. 142, goodwill associated with these acquisitions will be reviewed at least annually for impairment. The operating results of the companies acquired are included in the accompanying consolidated financial statements from their respective date of purchase. The purchase price of the acquisitions was derived as follows:

	($ in thousands)
	RJE	First South		UtiliQuest
Cash paid	$9,710	$60,229	(*)	$115,165
Transaction costs	67	285		917
Dycom common stock issued	-	4,184		-

Total purchase price	$9,777	$64,698		$116,082

*	Includes $9.0 million for excess working capital.

     Management determined the fair values used in the purchase price allocation for intangible assets with the assistance of independent valuation specialists based on estimated discounted future cash flows, royalty rates and historical data, among other information. Goodwill of approximately $43.6 million and $37.0 million is expected to be deductible for tax purposes related to the acquisitions of First South and UtiliQuest, respectively. The purchase price of the acquisitions, including the preliminary allocation for RJE, was allocated as follows:

	($ in thousands)
	RJE	First South	Utiliquest
Assets:
Cash and equivalents	$-	$-	$1,394
Accounts receivable, net	4,384	7,069	15,652
Costs and estimated earnings in excess of billings	3,735	6,069	-
Deferred tax asset, net	-	-	2,074
Other current assets	-	551	3,277
Property and equipment	395	6,530	15,141
Goodwill	-	43,615	73,910
Trade name	-	155	4,870
Intangibles — customer relationships	1,317	3,300	27,500
Intangibles — covenant not to compete	-	800	-
Deferred tax asset, net	-	-	5,484
Other assets	37	-	5,096

Total assets	9,868	68,089	154,398

Liabilities:
Accounts payable	-	2,094	1,110
Capitalizable leases — short term	-	-	5,110
Accrued self-insured claims	-	-	11,755
Other accrued liabilities	91	1,297	6,053
Capitalizable leases — long term	-	-	5,688
Notes payable — long term	-	-	3,797
Accrued self-insured claims — long term	-	-	4,803

Total liabilities	91	3,391	38,316

Net assets acquired	$9,777	$64,698	$116,082

     The following unaudited pro forma summaries present the Company’s consolidated results of operations as if the RJE, First South and UtiliQuest acquisitions had occurred on July 27, 2003, the first day of the company’s fiscal year 2004:

	For the Three Months Ended
	October 30,	October 25,
	2004	2003
Total revenues	$269,227,605	$252,203,649
Income before income taxes	26,171,321	24,914,615
Net income	15,845,735	14,852,430

Earnings per share:
Basic	$0.33	$0.31
Diluted	$0.32	$0.31

4. Accounts Receivable

     Accounts receivable, net, classified as current, consist of the following:

	October 30,	July 31,
	2004	2004
Contract billings	$157,674,134	$131,297,850
Retainage	3,626,049	3,798,657
Other receivables	705,549	617,705

Total	162,005,732	135,714,212
Less allowance for doubtful accounts	3,405,516	3,787,700

Accounts receivable, net	$158,600,216	$131,926,512

     The allowance for doubtful accounts changed as follows:

	October 30,	October 25,
	2004	2003
Allowance for doubtful accounts at July 31, 2004 and July 26, 2003, respectively	$3,787,700	$3,978,538
Allowance for doubtful account balances from acquisitions	108,765	-
Amounts charged to (credited against) bad debt expense	(383,803)	813,411
Write-offs, net of recoveries	(107,146)	147,695

Allowance for doubtful accounts	$3,405,516	$4,939,644

     As of October 30, 2004 and October 25, 2003, the Company expected to collect all retainage balances within the next twelve months.

     As of October 30, 2004, the Company had accounts receivables of approximately $6.5 million, net of reserve for estimated uncollectible amounts, from a customer that is currently in Chapter 11 bankruptcy proceedings. The Company has perfected liens with respect to a substantial majority of the outstanding balance and has engaged legal counsel to handle its claim against the customer in the bankruptcy proceedings. The Company does not believe that any of its significant customers are experiencing significant financial difficulty as of October 30, 2004.

5. Costs and Estimated Earnings on Contracts in Progress

     The accompanying condensed consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

	October 30,	July 31,
	2004	2004
Costs incurred on contracts in progress	$52,077,158	$44,920,291
Estimated to date earnings	12,515,037	13,270,608

Total costs and estimated earnings	64,592,195	58,190,899
Less billings to date	816,032	157,195

	$63,776,163	$58,033,704

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$64,137,515	$58,175,272
Billings in excess of costs and estimated earnings	(361,352)	(141,568)

	$63,776,163	$58,033,704

     The Company performs services under unit based and non-unit based contracts and the amounts presented above aggregate the effects of these types of contracts.

6. Property and Equipment

     The accompanying condensed consolidated balance sheets include the following property and equipment:

	October 30,	July 31,
	2004	2004
Land	$4,671,162	$4,671,162
Buildings	10,545,186	10,417,351
Leasehold improvements	1,515,119	1,500,904
Vehicles	140,584,633	136,423,499
Furniture and fixtures	23,852,505	23,543,950
Equipment and machinery	108,503,670	103,132,612

Total	289,672,275	279,689,478
Less accumulated depreciation	187,692,836	179,336,565

Property and equipment, net	$101,979,439	$100,352,913

     Expenses for maintenance and repairs of property and equipment amounted to $4,771,019 and $3,058,717 for the three months ended October 30, 2004 and October 25, 2003, respectively. Depreciation expense amounted to $10,472,228 and $9,269,762 for the three months ended October 30, 2004 and October 25, 2003, respectively.

7. Intangible Assets

     Information regarding the Company’s intangible assets is as follows:

	Weighted
	Average Life
	In Years	October 30, 2004	July 31, 2004
Carrying amount:
Licenses	5	$51,030	$51,030
Covenants not to compete	5-7	1,250,843	1,250,843
UtiliQuest trade name	-	4,700,000	4,700,000
Trade names	4-5	325,000	325,000
Customer relationships	15	32,116,609	30,800,000
Backlog	4	1,236,154	1,236,154

		39,679,636	38,363,027

Accumulated amortization:
Licenses		48,354	45,803
Covenants not to compete		539,198	486,697
Tradenames		132,044	117,669
Customer relationships		2,352,876	1,692,999
Backlog		904,738	841,138

		3,977,210	3,184,306

Net		$35,702,426	$35,178,721

     Amortization expense was $792,904 and $64,648 for the three months ended October 30, 2004 and October 25, 2003, respectively. Amortization for the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit and amortization for other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible assets. Estimated amortization expense for fiscal 2005 and each of the four succeeding years is as follows:

Fiscal year ending July:	Amount
2005	$3,254,782
2006	3,163,672
2007	2,984,671
2008	2,956,335
2009	2,493,909
Thereafter	16,941,960

8. Accrued Self-insured Claims

     The Company retains the risk, up to certain limits, for automobile liability, general liability and locate damage claims, workers’ compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. In addition, the locate damages included in general liability represent claims resulting from damages to the underground utility where we provided utility locating services. The Company’s customer or their representative reports damages which are investigated and assessed by the Company. The potential claim is estimated and developed by the Company based on facts, circumstances and historical evidence. The self-insured claims liability included incurred but not reported losses of approximately $21.9 million and $20.7 million at October 30, 2004 and July 31, 2004, respectively. Accrued self-insured claims consist of the following:

	October 30,	July 31,
	2004	2004
Current:
Accrued auto, general liability and workers’ compensation	$12,742,870	$10,030,304
Accrued employee group health	3,663,812	2,932,153
Accrued damage claims	10,343,404	9,334,530

	26,750,086	22,296,987

Non-current:
Accrued auto, general liability and workers’ compensation	18,765,188	19,524,261
Accrued damage claims	3,284,596	2,948,902

	22,049,784	22,473,163

Total accrued self-insured claims	$48,799,870	$44,770,150

9. Other Accrued Liabilities

     Other accrued liabilities consist of the following:

	October 30,	July 31,
	2004	2004
Accrued payroll and related taxes	$15,831,041	$17,882,725
Accrued employee bonus and benefit costs	3,054,854	9,127,699
Accrued construction costs	6,558,482	5,268,133
Other	8,836,251	9,249,910

Accrued liabilities	$34,280,628	$41,528,467

10. Notes and Capital Leases Payable

     Notes and capital leases payable are summarized as follows:

	October 30,	July 31,
	2004	2004
Capital leases	$6,365,033	$7,515,737
Notes payable	3,721,100	3,721,100
Equipment loans	18,355	20,159

	10,104,488	11,256,996
Less current portion	3,812,085	4,162,978

Notes and capital leases payable — non-current	$6,292,403	$7,094,018

     The Company has a $200 million unsecured revolving Credit Agreement with a syndicate of banks. The Credit Agreement provides the Company with a commitment of $200 million and includes a $40 million sublimit for the issuance of letters of credit. During the second quarter of fiscal 2004, the Company borrowed $85.0 million under the Credit Agreement in connection with the acquisition of UtiliQuest. The Company repaid the debt during the third quarter of fiscal 2004. Under the most restrictive covenants of the Credit Agreement, as of October 30, 2004, based on a multiple of EBITDA (as defined in the Credit Agreement), the available borrowing capacity is approximately $167.5 million. As of October 30, 2004, the Company had $32.5 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are all issued to insurance companies as part of the Company’s self-insurance program.

     The Credit Agreement requires that the Company maintain certain financial covenants and imposes certain conditions including restricting its ability to encumber assets or incur certain types of indebtedness and maintaining a leverage ratio of not greater than 2.25:1.00, as measured at the end of each fiscal quarter. The Company must also maintain consolidated tangible net worth of not less than (i) $170,000,000 plus (ii) 50% of consolidated net income (positive or negative) from the date the acquisitions of both UtiliQuest and First South were completed plus (iii) 75% of the equity issuances made from the date the acquisitions of both UtiliQuest and First

South were completed to the date of computation. At October 30, 2004, the Company was in compliance with all financial covenants and conditions under the Credit Agreement. The Credit Agreement matures on June 2, 2005 and the Company currently expects to enter into a replacement revolving credit agreement prior to maturity.

     Borrowings under the Credit Agreement bear interest, at the Company’s option, at the bank’s prime interest rate or LIBOR plus a spread of 1.25%, 1.50%, or 2.00% based upon the Company’s current leverage ratio. Based upon the Company’s current leverage ratio, borrowings would be eligible for the 1.25% spread. The Company deferred approximately $1.1 million of fees related to the Credit Agreement, which are being amortized over its three-year term. The Company is required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the facilities. In addition, the Company pays an annual agent fee of $50,000.

     As part of the acquisition of UtiliQuest, the Company assumed the obligations of UtiliQuest under a long-term note payable, in the amount of $3.6 million, to a former owner of a subsidiary of UtiliQuest. This note bears interest at 6%, payable semi-annually on March 31 and September 30, and is due on November 16, 2006. Amounts due may be set-off against certain indemnification claims, if any, by UtiliQuest against the obligor. Additionally, as part of the acquisition, the Company acquired non-cancelable capital lease obligations with respect to certain vehicles, computer equipment and locating equipment that expire at various dates into fiscal 2007.

Capital
Leases
2005	$3,142,208
2006	2,908,369
2007	573,090

Future minimum lease payments	6,623,667
Less: portion representing interest	258,634

Future minimum lease payments, net	$6,365,033

11. Other Income, Net

     The components of other income, net, are as follows:

	October 30,	October 25,
	2004	2003
Gain on sale of fixed assets	$392,160	$594,893
Miscellaneous income	201,997	250,650

Total other income, net	$594,157	$845,543

12. Commitments and Contingencies

     The federal employment tax returns for two of the Company’s subsidiaries have been audited by the Internal Revenue Service (“IRS”). As a result of the audit, the Company received an original proposed assessment from the IRS in March 2004. At issue, according to the examination reports, are the taxpayers’ characterization of certain employee reimbursements for the years 2000 and 2001. The Company reached an agreed assessment with the IRS regarding one of the two subsidiaries. The amount of the agreed assessment, which was paid in the first quarter of fiscal 2005, was recorded against the reserve for this matter that was established in fiscal 2004. Subsequent to this agreement, $7.4 million of the proposed assessment is still at issue. The Company continues to disagree with the amount of the proposed assessment with respect to the other subsidiary and has filed an administrative appeal of this matter which the Company intends to vigorously pursue. The Company believes it has a number of legal defenses available that may substantially reduce the proposed assessment and have therefore not recorded any significant liability with respect to the remaining assessment.

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

13. Capital Stock

     On November 4, 2004, the Company entered into an amended and restated employment agreement with the Chief Operating Officer of the Company that will include the grant of 50,000 restricted shares of the Company’s common stock. The restricted shares will vest over a period of four years on December 31 of each year. The fair value of the restricted stock will be recognized as compensation expense ratably over the vesting period.

     On January 2, 2004 and November 25, 2003, the Company granted 100,000 and 5,000 restricted shares, respectively, of its common stock to the Chief Executive Officer of the Company. The restricted shares vest over a period of four years on December 31 of each year. Upon issuance of the restricted shares, deferred compensation of $2.8 million was charged to stockholders’ equity for the fair value of the restricted stock and is being recognized as compensation expense ratably over the four year vesting period. Non-cash compensation expense of approximately $0.2 million was recognized during the quarter ended October 30, 2004 related to the vesting of the restricted shares.

     On November 25, 2003, the Company issued 175,840 shares of common stock in connection with the acquisition of substantially all of the assets of First South and the assumption of certain liabilities associated with these assets.

     On February 24, 2003, the Board of Directors authorized the repurchase of up to $25 million worth of the Company’s common stock over an eighteen-month period. No shares were repurchased under this program which expired in August 2004.

     On November 26, 2002, the shareholders of the Company approved the 2002 Directors Restricted Stock Plan whereby non-employee directors must elect to receive a minimum percentage of their annual retainer fees in restricted shares of the Company’s common stock. The Company has reserved 100,000 shares of its common stock for issuance under the plan. The number of restricted shares of the Company’s common stock to be granted is based on the fair market value of a share of common stock on the date such fees are payable. As of October 30, 2004, 8,322 shares had been issued under this plan at a weighted average market price of $20.58 per share.

14. Related Party Transactions

     The Company leases administrative offices from entities related to officers of certain of its subsidiaries. The total expense under these arrangements for the three months ended October 30, 2004 and October 25, 2003 was $776,811, and $399,283, respectively. The future minimum lease commitments under these arrangements during each fiscal year through fiscal 2009 and thereafter are:

Related Party
Future Minimum
Lease Payments
2005	$1,735,944
2006	1,259,739
2007	1,227,145
2008	1,118,870
2009	536,625
Thereafter	728,350

Total	$6,606,673

15. Segment Information

     The Company operates in one reportable segment as a specialty contractor. The Company provides engineering, construction and maintenance of aerial, underground, and buried fiber-optic, coaxial and copper cable systems owned by telecommunications providers. Additionally, the Company provides similar services related to the installation of integrated voice, data, and video local and wide area networks within buildings and also provides underground locating services to various utilities and other construction and maintenance services to electric utilities and others. These services are provided by the Company’s various subsidiaries, which provide management with monthly financial statements. All of the Company’s subsidiaries have been aggregated into one reporting segment due to their similar customer bases, products and production methods, and distribution methods. The following table presents information regarding contract revenues by type of customer:

	For the Three Months Ended
	October 30,	October 25,
	2004	2003
Telecommunications	$197,083,143	$167,850,043
Utility line locating	54,453,625	17,267,323
Electrical utilities and other customers	11,628,837	10,904,076

Total contract revenues	$263,165,605	$196,021,442

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, installation, and maintenance services to telecommunications providers. We also provide underground locating services to various utilities and electrical and other construction and maintenance services to electric utilities and others. Due to the nature of the services we provide, our revenues may fluctuate as a result of changes in the capital expenditure and maintenance budgets of our customers, as well as the general level of construction activity. Factors impacting the capital expenditure and maintenance budgets of our customers include consumer demands on telecom providers, actions of the Federal Communications Commission and general economic conditions. For the three months ended October 30, 2004, specialty contracting services related to the telecommunications industry, underground utility locating, and electrical and other construction and maintenance to electric utilities and others contributed approximately 74.9%, 20.7% and 4.4%, respectively, to our total contract revenues.

     We provide a significant portion of our services pursuant to multi-year master service agreements. Master service agreements generally have the following characteristics: contract periods of one or more years, exclusivity and customer specified service requirements. In addition, master service agreements typically provide that we will furnish a specified unit of service for a specified unit price (i.e. fiber optic cable will be installed underground for a specified rate of dollars per foot). In some cases, a customer may terminate these agreements for convenience with at least 30 days prior written notice. Although historically master service agreements have been awarded through a competitive bidding process, recent trends have been toward securing or extending such contracts on negotiated terms. We are currently party to approximately 230 master service agreements.

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

     Contract revenues from multi-year master service agreements represented 51.0% and 41.4% of total contract revenues for the three months ended October 30, 2004 and October 25, 2003, respectively, and contract revenues from long-term contracts, including multi-year master service agreements, represented 88.2% and 81.4% of total contract revenues, respectively. The increase is primarily due to agreements in place at companies acquired in fiscal 2004 and 2005.

     We recognize revenue on unit based contracts as the unit is completed. Revenue on non-unit based contracts is recognized under the percentage-of-completion method based primarily on the ratio of contract costs incurred to date to total estimated contract costs. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

     We derive a significant amount of our revenue from telecommunications companies. During fiscal 2002 and into fiscal 2003, certain segments of the telecommunications industry suffered a severe downturn that has resulted in certain of our customers experiencing financial difficulties. Several of our customers filed for bankruptcy protection, including Adelphia and WorldCom, Inc. The downturn in the telecommunications industry in fiscal 2002 and 2003 adversely affected capital expenditures for infrastructure projects even among customers that were not experiencing financial difficulties. Generally, capital expenditures by telecommunications customers increased in fiscal 2004, including several of our significant customers engaged in upgrade projects. Although the Company does not believe that any of its significant customers are experiencing significant financial difficulty as of October 30, 2004, additional bankruptcies of companies in the telecommunications sector could reduce our cash flows and adversely impact our liquidity.

     A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total contract revenue received from customers contributing at least 2.5% of our total contract revenue in either the quarter ending October 30, 2004 or October 25, 2003:

	For the Three Months Ended
	October 30,	October 25,
	2004	2003
Comcast	19.4%	34.8%
Verizon	15.4%	0.4%
BellSouth	14.8%	11.0%
Sprint	8.3%	13.7%
Qwest	5.0%	5.7%
Charter Communications	3.3%	2.9%
DIRECTV	3.1%	3.2%
Bright House Networks	2.8%	0.6%
Alltel	2.2%	4.2%
Adelphia	1.7%	4.7%

     Cost of earned revenues includes all direct costs of providing services under our contracts, including all costs of construction personnel, subcontractor costs, all costs associated with operation of equipment (excluding depreciation) and insurance. Generally, our customers provide materials that are to be used for its job. To the extent that the customer does not supply its own materials, these costs are also included as costs of earned revenue. Because we retain the risk for automobile and general liability, including damage claims, worker’s compensation, and employee group health claims subject to certain limits, a change in experience or actuarial assumptions could materially affect results of operations in a particular period.

     General and administrative costs include all our costs at the parent company level, as well as subsidiary management personnel and administrative overhead. Our management personnel, including subsidiary management, perform substantially all sales and marketing functions as part of their management responsibilities and, accordingly, we have not incurred material selling expenses.

Acquisitions

     On September 21, 2004, we acquired certain assets and assumed certain liabilities of RJE Telecom Inc. (“RJE”), for a purchase price of approximately $9.8 million in cash, subject to a working capital adjustment, including transaction fees of approximately $0.1 million. RJE provides specialty contracting services primarily to telephone companies.

     On December 3, 2003, we acquired UtiliQuest Holdings Corp. (“UtiliQuest”) for approximately $116.1 million. Under the terms of the merger agreement, UtiliQuest merged with a newly-formed subsidiary of the Company with UtiliQuest surviving as a wholly owned subsidiary of the Company. We borrowed approximately $85.0 million under our Credit Agreement in connection with the acquisition of UtiliQuest. We repaid this debt during the third quarter of fiscal 2004. UtiliQuest is a provider of utility locating services.

     On November 25, 2003, we acquired substantially all of First South Utility Construction, Inc.’s (“First South”) assets and assumed certain liabilities associated with these assets for an aggregate purchase price of approximately $51.5 million in cash and 175,840 shares of our common stock. In conjunction with the acquisition, we also paid approximately $9.0 million in excess working capital consisting primarily of accounts receivable and unbilled revenue. We paid the purchase price of First South from cash on hand. First South provides specialty contracting services to telecommunications customers.

     As part of our growth strategy, we may acquire companies that expand, compliment, or diversify our business. We regularly review various strategic opportunities and periodically engage in discussions regarding such possible acquisitions. Our ability to sustain growth and maintain our competitive position may be affected by our ability to achieve our acquisition strategy and successfully integrate any businesses acquired.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, bad debts, self-insured claims liability, income taxes, intangible assets, investments, contingencies and litigation. We base our estimates on current information, historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue that are not readily apparent from other sources. We cannot assure you that actual results will not differ from those estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended July 31, 2004 for further information regarding our critical accounting policies and estimates.

Results of Operations

     The following table sets forth, as a percentage of contract revenues earned, certain items in our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended
	(dollars in millions)

	October 30, 2004		October 25, 2003
Contract revenues earned	$263.2	100.0%	$196.0	100.0%

Expenses:
Cost of earned revenue, excluding depreciation	208.7	79.3	147.0	75.0
General and administrative	18.0	6.8	17.5	8.9
Depreciation and amortization	11.3	4.3	9.3	4.8

Total	238.0	90.4	173.8	88.7

Interest income, net	-	0.0	0.3	0.2
Other income, net	0.6	0.2	0.8	0.4

Income before income taxes	25.8	9.8	23.3	11.9

Provision for income taxes	10.2	3.9	9.4	4.8

Net income	$15.6	5.9%	$13.9	7.1%

     Revenues. Contract revenues increased $67.1 million, or 34.3%, to $263.2 million in the quarter ending October 30, 2004 from $196.0 million in the quarter ended October 25, 2003. Of this increase, $37.2 million was attributable to an increase in underground utility locating services provided to various utilities, $29.2 million was attributable to an increase in demand for specialty contracting services provided to telecommunications companies, and $0.7 million was attributable to an increase in electrical and other construction and maintenance services provided to electric utilities and others. RJE, acquired in September 2004, and First South, acquired in November 2003, contributed $5.7 million and $12.9 million, respectively, of contract revenues during the first quarter of fiscal 2005 in telecommunication services revenue. UtiliQuest, acquired in December 2003, contributed $37.8 million of underground utility locating service revenues during the first quarter of fiscal 2005. Our total contract revenues for the quarter ended October 30, 2004, excluding revenues from RJE, First South and UtiliQuest, was $206.8 million compared to $196.0 million for first quarter of 2004, an increase of 5.5%.

     During the quarter ended October 30, 2004, we recognized $197.1 million of contract revenues, or 74.9% of our total contract revenues, from telecommunications services as compared to $167.9 million, or 85.6% for the quarter ended October 25, 2003. Excluding revenue from RJE and First South, contract revenues from telecommunications services for the quarter ended October 30, 2004 would have been $178.5 compared to $167.9 for the quarter ended October 25, 2003, an increase of $10.6 million or 6.3%. The increase in our telecommunications service revenues, excluding the impact of RJE and First South, was attributable to the commencement of a significant upgrade project with a telephone company and the impact of a major construction and maintenance contract with a significant customer. The increase was offset by a decline in revenues from a significant customer that is completing an upgrade project to its broadband network.

     We recognized contract revenues of $54.5 million, or 20.7% of our total contract revenues, from underground utility locating services in the quarter ended October 30, 2004, as compared to $17.3 million, or 8.8%, in the quarter ended October 25, 2003.

     UtiliQuest contributed $37.8 million of revenue for underground utility locating services in the first quarter of fiscal 2005. Excluding the revenue of UtiliQuest, revenues from underground utility locating services declined by approximately $0.6 million. This was attributable primarily to reduced demand in the Southeastern United States due to poor weather conditions resulting from the hurricanes which impacted the area during the first quarter of fiscal 2005.

     We recognized contract revenues of $11.6 million, or 4.4% of our total contract revenues, from electrical utilities and other construction and maintenance services in the quarter ended October 30, 2004 as compared to $10.9 million, or 5.6%, in the quarter ended October 25, 2003. The increase in our revenues from electrical utilities and other construction and maintenance services was attributable primarily to a full quarter of revenue during the first quarter of fiscal 2005 for new electrical maintenance service agreements entered into during fiscal 2004.

     Contract revenues from multi-year master service agreements and other long-term agreements represented 88.2% of total contract revenues in the quarter ended October 30, 2004 as compared to 81.4% in the quarter ended October 25, 2003. Contract revenues from multi-year master service agreements represented 51.0% of total contract revenues in the quarter ended October 30, 2004 as compared to 41.4% in the quarter ended October 25, 2003. This increase was primarily due to agreements in place at UtiliQuest which was acquired in December 2003.

     Cost of Earned Revenues. Costs of earned revenues increased $61.6 million to $208.7 million for the quarter ended October 30, 2004 from $147.0 million for the quarter ended October 25, 2003 and increased 4.3% as a percentage of contract revenues to 79.3% from 75.0%. The primary components of this dollar increase were direct labor, subcontractor costs, direct materials and equipment costs and other direct costs which increased $27.9 million, $16.4 million, $7.9 million and $9.4 million, respectively, due to higher levels of operations during the current year. As a percentage of contract revenues, cost of earned revenue increased 2.5%, 0.7% and 0.4% for direct labor and subcontractor costs, insurance related costs and equipment costs, respectively, primarily as the result of increased utility locating services as a percentage of total revenue which generally includes higher costs as a percentage of revenue for these categories. In addition, we incurred difficult weather conditions during the first quarter of fiscal 2005, costs associated with the ramp-up of activities for the Fiber to the Premises (“FTTP”) initiatives of a telephone company and costs associated with the demobilization activities for a significant customer that is completing an upgrade project to its broadband network. Direct materials increased by approximately 0.5% as a percentage of revenue primarily due to an increase in projects in which the Company provided materials to the customer compared to the first quarter of fiscal 2004. Other direct costs increased in dollars, but were approximately flat on a percentage of revenue basis, primarily driven by the increase in payroll and related costs related to earned revenue.

     General and Administrative Expenses. General and administrative expenses increased $0.5 million to $18.0 million in the quarter ended October 30, 2004 from $17.5 million in the quarter ended October 25, 2003. General and administrative expenses decreased as a percentage of contract revenues to 6.8% in the quarter ended October 30, 2004 from 8.9% in the quarter ended October 25, 2003 primarily due to the impact of the fixed nature of certain general and administrative expenses in relation to the higher contract revenues during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004.

     Depreciation and Amortization. Depreciation and amortization increased $1.9 million to $11.3 million in the quarter ended October 30, 2004 as compared to $9.3 million in the quarter ended October 25, 2003, and decreased as a percentage of contract revenues to 4.3% from 4.8%. The dollar amount increase was primarily due to increased amortization from intangible assets related to the fiscal year 2004 acquisitions of UtiliQuest and First South and the depreciation related to increased levels of capital expenditures during fiscal 2004.

     Interest Income. Interest income decreased to $0.1 million for the quarter ended October 30, 2004 compared to $0.3 million for the quarter ended October 25, 2003. The decrease is primarily due to a decrease in cash and cash equivalents as a result of the purchase of RJE, UtiliQuest and First South.

     Interest Expense. Interest expense increased to $0.2 million for the quarter ended October 30, 2004 compared to the quarter ended October 25, 2003. The increase is due to the interest expense incurred on the notes payable and capital leases acquired in the UtiliQuest acquisition.

     Other Income, Net. Other income, which primarily includes net gains on the sale of idle assets, decreased $0.3 million to $0.6 million in the quarter ended October 25, 2003 from $0.8 million in the quarter ended October 25, 2003 due to lower levels of asset sales in the current period.

     Income Taxes. The provision for income taxes was $10.2 million for the quarter ended October 30, 2004 as compared to $9.4 million for the same period last year. Our effective tax rate was 39.4% for the three months ended October 30, 2004 as compared to 40.2% for the three months ended October 25, 2003. The impact of higher pre-tax income combined with relatively fixed permanent non-deductible expense items for tax purposes resulted in a lower tax rate for the three months ended October 30, 2004 as compared to the same period last year.

     Net Income. Net income was $15.6 million in the quarter ended October 30, 2004 as compared to $13.9 million in the quarter ended October 25, 2003.

Liquidity and Capital Resources

     Capital requirements. We primarily need capital for equipment to support our contractual commitments to customers and to maintain sufficient working capital. Our working capital needs are influenced by the level of operations during the period and generally increase with higher levels of contract revenues. Additionally, our working capital requirements are influenced by the timing of the collection of balances outstanding from our customers for work previously performed. Our sources of cash have historically been operating activities, equity offerings, bank borrowings and proceeds from the sale of idle and surplus equipment and real property. To the extent we seek to grow by acquisitions that involve consideration other than our stock, our capital requirements may increase.

     Cash and cash equivalents totaled $37.5 million at October 30, 2004 compared to $51.4 million at July 31, 2004.

	Three Months Ended (in millions)
	October 30, 2004	October 25, 2003
Net cash flows:
Provided by operations	$6.3	$21.2
Used in investment activities	$(19.9)	$(2.4)
(Used in) provided by financing activities	$(0.3)	$1.2

     Cash from operating activities. For the three months ended October 30, 2004, net cash provided from operating activities was $6.3 million compared to net cash provided of $21.2 million for the three months ended October 25, 2003. Net income, adjusted for non-cash items primarily consisting of depreciation, amortization, and provision (recoveries) for bad debts, was our main source of operating cash flow and was offset in part by changes in working capital items that used $21.6 million of operating cash flow during the quarter ended October 30, 2004.

     Components of the working capital increase were an increase in accounts receivable of $21.9 million and an increase in net unbilled revenue of $2.0 million, both of which were attributable to increased levels of revenues, and an increase in other current assets of $4.8 million primarily resulting from increases in prepaid insurance premiums. These increases were partially offset by increases in accounts payable of $2.3 million attributable to higher levels of operations, and income taxes payable of $8.6 million attributable to the timing of our first quarter estimated payment for federal income taxes.

     Based on quarterly revenues, days sales outstanding for current accounts receivable, net, was 54.8 days for the quarter ended October 30, 2004 compared to 57.9 days for the quarter ended October 25, 2003. Based on quarterly revenues, days sales outstanding for unbilled revenues, net, was 22.1 days for the quarter ended October 30, 2004 compared to 17.0 days for the quarter ended October 25, 2003.

     Cash from investing activities. For the three months ended October 30, 2004, net cash used in investing activities was $19.9 million as compared to $2.4 million for the three months ended October 25, 2003. For the quarter ended October 30, 2004, capital expenditures of $12.0 million were offset by $0.8 million in proceeds from the sale of idle assets. During the quarter ended October 30, 2004, we paid $8.7 million for the acquisition of RJE.

     Cash from financing activities. For the three months ended October 30, 2004, net cash used in financing activities was $0.3 million compared to $1.2 million provided by financing activities for the three months ended October 25, 2003. Principal payments of approximately $1.2 million during the quarter ended October 30, 2004 were partially offset by proceeds from the exercise of employee stock options.

     We are a party to a $200 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides us with a commitment of $200 million for a three-year period and includes a sublimit of $40 million for the issuance of letters of credit. Under the most restrictive covenants of our Credit Agreement, as of October 30, 2004, our available borrowing capacity was approximately $167.5 million, after considering the impact of outstanding letters of credit. As of October 30, 2004 we had no amounts outstanding under the Credit Agreement and $32.5 million of outstanding letters of credit. The outstanding letters of credit are all issued to our insurance companies as part of our self-insurance program.

     Loans under the Credit Agreement bear interest, at our option, at the bank’s prime interest rate or LIBOR plus a spread of 1.25%, 1.50% or 2.00% based upon our current leverage ratio. Based on our current leverage ratio, borrowings would be eligible for the 1.25% spread. We are required to pay an annual non-utilization fee equal to 0.50% of the unused portion of the facilities. In addition, we pay an annual agent fee of $50,000. Interest costs incurred on notes payable and capital leases, all of which were expensed, during the three months ended October 30, 2004, were approximately $0.2 million.

     Under the Credit Agreement we are subject to certain financial covenants and conditions which restrict our ability to encumber our assets or incur certain types of indebtedness. We must maintain a leverage ratio of not greater than 2.25:1.00, as measured at the end of each fiscal quarter. At October 30, 2004, this leverage ratio, defined as consolidated funded debt including any outstanding letters of credit divided by consolidated EBITDA (as defined in the Credit Agreement), was 0.29:1.00. We must also maintain consolidated tangible net worth of not less than (i) $170,000,000 plus (ii) 50% of consolidated net income (positive or negative) from the date the acquisitions of both UtiliQuest and First South were completed plus (iii) 75% of the equity issuances made from that date to the date of computation. At October 30, 2004, we were in compliance with all financial covenants and conditions under the Credit Agreement. The Credit Agreement matures on June 2, 2005 and we currently expect to enter into a replacement revolving credit agreement prior to maturity.

     Certain subsidiaries have outstanding obligations under real estate leases and equipment and vehicle financing arrangements. The obligations are payable in monthly installments, expiring at various dates through November 2023.

     Contractual Obligations.

     The following tables set forth our contractual obligations, including interest, for each of our fiscal years through 2009 and thereafter, including related party leases:

	Notes and Loans	Capital	Operating	Employment
	Payable	Leases	Leases	Agreements	Total
2005	$149,546	$3,142,208	$4,646,571	$3,051,713	$10,990,038
2006	157,567	2,908,369	4,563,149	2,166,028	9,795,113
2007	3,642,111	573,090	3,029,345	1,421,855	8,666,401
2008	-	-	1,658,615	1,040,806	2,699,421
2009	-	-	647,175	219,725	866,900
Thereafter	-	-	728,350	-	728,350

Total	$3,949,224	$6,623,667	$15,273,205	$7,900,127	$33,746,223

As of October 30, 2004, we had $32.5 million of outstanding letters of credit issued to insurance companies as part of our self-insurance program. The Credit Agreement provides us with the availability of standby letters of credit up to $40 million.

Amounts for the employment agreements include the current salary levels of the employees. However, the agreements generally are cancelable with a defined notice period and include severance amounts upon the occurrence of certain events including a change of control or termination without cause, as defined in the agreements.

     Related party transactions. We lease some of our administrative offices from entities related to officers of our subsidiaries. The total expense under these arrangements for the quarters ended October 30, 2004 and October 25, 2003 was $776,811, and $399,283, respectively.

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

     Backlog. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts. Our backlog at October 30, 2004 and July 31, 2004 was $1.4 billion and $1.2 billion, respectively. We expect to complete approximately 61.4% of our current backlog during the next twelve months. In many instances our customers are not contractually committed to specific volumes of services under a contract. However, the customer is obligated if the services are requested by the customer. Many of these contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with customers and our experience in procurements of this nature. However, there can be no assurance as to a customer’s requirements during a particular period or that such estimates at any point in time are accurate.

Seasonality and Quarterly Fluctuations

     Our revenues can be affected by seasonality. Since most of the work we perform is done outdoors, our results of operations can be impacted by extended periods of inclement weather. Generally, inclement weather occurs during the winter months or in our second and third quarters of our fiscal year. In addition, a disproportionate number of holidays fall within our second quarter which impacts our number of available weekdays and productivity. Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

     In addition, we have experienced and expect to continue to experience quarterly variations in revenues and net income as a result of other factors, including:

•	the timing and volume of customers’ construction and maintenance projects,
•	budgetary spending patterns of customers,
•	the commencement or termination of master service agreements and other long-term agreements with customers,
•	costs incurred to support growth internally or through acquisitions,
•	fluctuation in result of operations caused by acquisitions,
•	changes in mix of customers, contracts, and business activities, and
•	fluctuations in insurance expense accruals due to changes in claims experience and actuarial assumptions .

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

     We considered the provision of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments” in determining our market risk. We had no significant holdings of derivative financial or commodity instruments at October 30, 2004. A review of our other financial instruments and risk exposures at that date revealed that we had exposure to interest rate risk. At October 30, 2004, we performed sensitivity analyses to assess the potential effect of this risk and concluded that a hypothetical change in interest rates of 100 basis points would not materially affect our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

     The Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

     There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended October 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

     (a) Exhibits

     Exhibits furnished pursuant to the requirements of Form 10-Q:

Number	Description
(11)	Statement regarding computation of per share earnings; All information required by Exhibit 11 is presented within Note 2 of the Company’s condensed consolidated financial statements in accordance with the provisions of SFAS No. 128

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYCOM INDUSTRIES, INC.

Registrant

Date: December 9, 2004	/s/ Steven E. Nielsen
	Name:	Steven E. Nielsen
	Title:	President and Chief Executive Officer

Date: December 9, 2004	/s/ Richard L. Dunn
	Name:	Richard L. Dunn
	Title:	Senior Vice President and Chief Financial Officer