Form 10-Q
period 2005-01-29
DYCOM INDUSTRIES INC
filed 2005-03-10
CIK 67215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2005

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

     Yes   ☒   No    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes   ☒   No    ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 1, 2005

Common Stock, par value $0.33 1/3 per share	48,817,319

DYCOM INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 29,	July 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and equivalents	$51,834,290	$31,383,185
Short-term investments	19,379,494	20,009,924
Accounts receivable, net	115,650,789	131,926,512
Costs and estimated earnings in excess of billings	54,225,648	58,175,272
Deferred tax assets, net	12,950,239	11,922,558
Income taxes receivable	8,160,936	6,988,164
Inventories	6,120,687	5,352,586
Other current assets	16,185,541	10,275,142

Total current assets	284,507,624	276,033,343

PROPERTY AND EQUIPMENT, net	110,531,156	100,352,913

OTHER ASSETS:
Goodwill	223,261,141	224,140,641
Intangible assets, net	34,970,652	35,178,721
Deferred tax assets, net non-current	—	5,560,872
Other	15,051,372	10,568,343

Total other assets	273,283,165	275,448,577

TOTAL	$668,321,945	$651,834,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,195,084	$34,347,637
Notes and capital leases payable	3,881,741	4,162,978
Billings in excess of costs and estimated earnings	538,945	141,568
Accrued self-insured claims	26,253,541	22,296,987
Other accrued liabilities	37,079,120	41,528,467

Total current liabilities	93,948,431	102,477,637

NOTES AND CAPITAL LEASES PAYABLE	5,077,631	7,094,018
ACCRUED SELF-INSURED CLAIMS	22,075,253	22,473,163
DEFERRED TAX LIABILITIES, net	28,035	—
OTHER LIABILITIES	521,328	829,058

Total liabilities	121,650,678	132,873,876

COMMITMENTS AND CONTINGENCIES, Note 12

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 48,813,447 and 48,596,049 issued and outstanding, respectively	16,271,144	16,198,678
Additional paid-in capital	354,307,758	348,570,091
Deferred compensation	(3,484,922)	(2,390,667)
Retained earnings	179,577,287	156,582,855

Total stockholders’ equity	546,671,267	518,960,957

TOTAL	$668,321,945	$651,834,833

See notes to condensed consolidated financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	January 29,	January 24,
	2005	2004
REVENUES:
Contract revenues earned	$224,538,572	$196,368,974

EXPENSES:
Costs of earned revenues, excluding depreciation	181,986,298	151,224,328
General and administrative	18,931,176	18,862,246
Depreciation and amortization	12,800,023	11,008,530

Total	213,717,497	181,095,104

Interest income	259,561	180,159
Interest expense	(67,389)	(464,621)
Other income, net	1,182,781	582,869
Gain on sale of long-term accounts receivable	—	11,359,379

INCOME BEFORE INCOME TAXES	12,196,028	26,931,656

PROVISION FOR INCOME TAXES:
Current	1,812,272	10,364,592
Deferred	3,010,166	124,922

Total	4,822,438	10,489,514

NET INCOME	$7,373,590	$16,442,142

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.15	$0.34

Diluted earnings per share	$0.15	$0.34

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE

Basic	48,689,374	48,285,294

Diluted	49,343,172	48,922,381

See notes to condensed consolidated financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended
	January 29,	January 24,
	2005	2004
REVENUES:
Contract revenues earned	$487,704,177	$392,390,416

EXPENSES:
Costs of earned revenues, excluding depreciation	390,655,998	298,274,063
General and administrative	36,913,431	36,369,888
Depreciation and amortization	24,065,155	20,342,940

Total	451,634,584	354,986,891

Interest income	375,851	499,877
Interest expense	(229,855)	(466,088)
Other income, net	1,776,938	1,428,412
Gain on sale of long-term accounts receivable	—	11,359,379

INCOME BEFORE INCOME TAXES	37,992,527	50,225,105

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	10,436,869	20,315,757
Deferred	4,561,226	(460,033)

Total	14,998,095	19,855,724

NET INCOME	$22,994,432	$30,369,381

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.47	$0.63

Diluted earnings per share	$0.47	$0.62

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE
Basic	48,646,979	48,157,178

Diluted	49,257,391	48,712,420

See notes to condensed consolidated financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	January 29,	January 24,
	2005	2004
Increase (decrease) in Cash and Equivalents from:
OPERATING ACTIVITIES:
Net income	$22,994,432	$30,369,381
Adjustments to reconcile to net cash inflow from operating activities:
Depreciation and amortization	24,065,155	20,342,940
Bad debts expense	13,497	1,545,380
Gain on disposal of assets	(1,419,174)	(898,173)
Gain on sale of long-term accounts receivable	—	(11,359,379)
Deferred income taxes	4,561,226	(460,033)
Non-cash compensation expense from the issuance of restricted stock	420,890	60,996
Other	—	37,926
Change in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in operating assets:
Proceeds on sale of long-term accounts receivable, net	—	34,242,345
Accounts receivable, net	20,540,056	16,622,279
Unbilled revenues, net	8,081,629	3,184,479
Income tax receivable	(157,535)	—
Other current assets	(6,640,375)	(3,692,929)
Other assets	(4,494,550)	478,913
Increase (decrease) in operating liabilities:
Accounts payable	(8,152,551)	(416,069)
Accrued self-insured claims and other liabilities	(1,767,138)	(544,460)
Accrued income taxes payable	—	(6,583,834)

Net cash provided by operating activities	58,045,562	82,929,762

INVESTING ACTIVITIES:
Capital expenditures	(32,928,359)	(9,480,394)
Proceeds from sale of assets	2,247,980	2,518,867
Proceeds from the sale of short-term investments	32,979,475	117,105,724
Purchase of short-term investments	(32,349,045)	(77,933,556)
Acquisition expenditures, net of cash acquired	(8,526,635)	(174,667,063)

Net cash used in investing activities	(38,576,584)	(142,456,422)

FINANCING ACTIVITIES:
Borrowings on notes payable	—	85,000,000
Principal payments on notes and capital leases payable	(2,297,624)	(845,779)
Exercise of stock options and other	3,279,751	3,037,220

Net cash provided by financing activities	982,127	87,191,441

Net increase in cash and equivalents	20,451,105	27,664,781

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	31,383,185	74,702,068

CASH AND EQUIVALENTS AT END OF PERIOD	$51,834,290	$102,366,849

See notes to condensed consolidated financial statements— unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Six Months Ended
	January 29,	January 24,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$235,560	$156,249
Income taxes	$10,881,032	$27,495,583

Issuance of restricted stock	$1,515,145	$2,881,010

Income tax benefit from stock options exercised	$1,015,237	$681,365

During the six months ended January 29, 2005, the Company acquired substantially all of the assets of RJE Telecom, Inc. (‘RJE”) and assumed certain liabilities associated with these assets. See Note 3.

Fair market value of net assets acquired	$9,776,635

Acquisition expenditures	$9,776,635

During the six months ended January 24, 2004, the Company acquired all of the capital stock of UtiliQuest Holdings Corp. See Note 3.
Fair market value of net assets acquired, including goodwill		$116,082,226
Less: Cash acquired		(1,393,830)

Acquisition expenditures, net of cash acquired		$114,688,396

During the six months ended January 24, 2004, the Company acquired substantially all of the assets of First South Utility Construction, Inc. and assumed certain liabilities associated with these assets. See Note 3.

Fair market value of net assets acquired, including goodwill		$63,447,805
Less: Common stock issued		(4,184,288)

Acquisition expenditures		$59,263,517

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

     The condensed consolidated financial statements are unaudited and include the results of Dycom and its subsidiaries, all of which are wholly owned. All material intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated balance sheets of the Company and the related condensed consolidated statements of operations and cash flows for the three and six months reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the six months ended January 29, 2005 are not necessarily indicative of the results that may be expected for the entire year. For a better understanding of the Company and its financial statements, the Company recommends reading these condensed consolidated financial statements in conjunction with the Company’s audited financial statements for the year ended July 31, 2004, which are included in Dycom’s 2004 Annual Report on Form 10-K, filed on October 12, 2004.

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

     Restricted Cash – At January 29, 2005 and July 31, 2004, the Company had approximately $8.3 million and $6.5 million, respectively, in restricted cash included in other current assets and other assets on the consolidated balance sheets. The amount primarily relates to cash held as collateral to support projected workers’ compensation, automobile and general liability obligations .

     Short-term Investments – Short-term investments consist of market auction rate debt securities that are classified as “available for sale” securities. The Company maintains its investments with various financial institutions and minimizes its credit risk associated with investments by only investing in investment grade, highly liquid securities. The securities are reported at fair value and the Company uses market quotes provided by third parties to adjust the carrying value of its investments to fair value at the end of each period with any related unrealized gains and losses included as a separate component of stockholders’ equity, net of applicable taxes. Realized gains and losses and interest and dividends are included in interest income or interest expense, as appropriate. There were no material realized or unrealized gains or losses related to the securities for any of the periods presented. The Company has reclassified approximately $20.0 million of short-term investments as of July 31, 2004 that were previously presented as cash and equivalents to conform to current period presentation. Additionally, for the six months ended January 29, 2005 and January 24, 2004, the net change in short-term investments of $0.6 million and $39.2 million, respectively, is included as a component of cash flows used in investing activities. At January 29, 2005, the available for sale securities had contractual maturities ranging from 2008 through 2039. Consistent with the Company’s past practice, management intends to sell the securities at the scheduled auction dates within the next twelve months and has classified the securities as current.

     Accounting for Stock-Based Compensation – Under Statement of Financial Accounting Standards (“SFAS”) No. 123 and No. 148, companies are permitted to continue to apply Accounting Principles Board (“APB”) Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company continues to apply APB Opinion No. 25 to its stock-based compensation awards. The fair value of the options granted in fiscal 2005 and 2004 has been estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company’s options do not have the characteristics of traded options and the option valuation models do not necessarily provide a reliable measure of the fair value as they require the use of subjective assumptions. Changes in these assumptions can materially impact the fair value of the Company’s options. No stock-based compensation cost for stock option grants is reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. During the six months ended January 29, 2005 and January 24, 2004, 913,800 and 874,676 options were granted, respectively. The pro forma weighted average fair value of options granted during the six months ended January 29, 2005 was $19.93 per share based on a risk-free interest rate of 3.6%, an expected life of six years, expected volatility of 58.7% and no expected dividends. The pro forma weighted average fair value of options granted during the six months ended January 24, 2004 was $14.63 per share based on a risk-free interest rate of 3.6%, an expected life of six years, expected volatility of 59.6% and no expected dividends. The pro forma disclosures required by SFAS No. 148 are reflected below.

	For the Three Months Ended		For the Six Months Ended
	January 29,	January 24,	January 29,	January 24,
	2005	2004	2005	2004
Net income, as reported	$7,373,590	$16,442,142	$22,994,432	$30,369,381

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,491,677)	(927,310)	(2,830,689)	(1,863,849)

Pro forma net income	$5,881,913	$15,514,832	$20,163,743	$28,505,532

Earnings per share:
Basic — as reported	$0.15	$0.34	$0.47	$0.63

Basic — pro forma	$0.12	$0.32	$0.41	$0.59

Diluted — as reported	$0.15	$0.34	$0.47	$0.62

Diluted — pro forma	$0.12	$0.32	$0.41	$0.59

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, an Amendment of SFAS No. 123. SFAS No. 123(R) requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. Prior to SFAS No. 123(R), only certain pro-forma disclosures of fair value were required. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using the Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future years. SFAS No. 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 123(R) and believes the adoption of this statement could have a material impact on the financial statements of the Company commencing with fiscal 2006.

     Comprehensive Income — During the first six months of fiscal 2005 and fiscal 2004 the Company did not have any changes in its equity resulting from non-owner sources and, accordingly, comprehensive income was equal to the net income amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

2. Earnings Per Share

     Earnings per common share-basic is computed using the weighted average common shares outstanding during the period. Earnings per common share-diluted is computed with the treasury stock method using the weighted average number of common shares outstanding during the period plus all potentially dilutive common stock equivalents, except in cases where the effect would be anti-dilutive.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS No. 128.

	For the Three Months Ended		For the Six Months Ended
	January 29,	January 24,	January 29,	January 24,
	2005	2004	2005	2004
Net income available to common stockholders (numerator)	$7,373,590	$16,442,142	$22,994,432	$30,369,381

Weighted-average number of common shares (denominator)	48,689,374	48,285,294	48,646,979	48,157,178

Basic earnings per common share	$0.15	$0.34	$0.47	$0.63

Weighted-average number of common shares	48,689,374	48,285,294	48,646,979	48,157,178
Potential common stock arising from stock options	653,798	637,087	610,412	555,242

Total shares-diluted (denominator)	49,343,172	48,922,381	49,257,391	48,712,420

Diluted earnings per common share	$0.15	$0.34	$0.47	$0.62

Antidilutive weighted shares excluded from the calculation of earnings per share	1,333,649	1,406,794	1,110,500	1,682,205

3. Acquisitions

     On November 25, 2003, the Company acquired substantially all of the assets and assumed certain liabilities associated with the assets of First South Utility Construction, Inc. (“First South”), for approximately $50.3 million in cash, adjusted for cash received by the Company for settlement of an escrow agreement in the second quarter of 2005, and 175,840 shares of Dycom’s common stock. In conjunction with the acquisition, the Company also paid approximately $9 million for excess working capital consisting primarily of accounts receivable and unbilled revenue. The Company paid the purchase price from cash on hand. First South provides specialty contracting services to telecommunications customers.

     On December 3, 2003, the Company acquired UtiliQuest Holdings Corp. (“UtiliQuest”) for a purchase price of approximately $116.1 million. UtiliQuest is a provider of utility locating services. Under the terms of the merger agreement, UtiliQuest merged with a newly-formed subsidiary of the Company with UtiliQuest surviving as a wholly owned subsidiary of the Company. The Company borrowed approximately $85.0 million under its previous credit agreement in connection with this acquisition and subsequently repaid the borrowed amount during fiscal 2004 .

     On September 21, 2004, the Company acquired certain assets and assumed certain liabilities of RJE Telecom, Inc.(“RJE”) for a purchase price of approximately $9.8 million in cash, subject to a working capital adjustment. RJE provides specialty contracting services primarily to telephone companies.

     The Company accounted for the above acquisitions using the purchase method of accounting. Accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The purchase price for the RJE acquisition is preliminary as the Company assesses the valuation of acquired assets and liabilities. The purchase price in excess of the fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. Under SFAS No.142, goodwill associated with these acquisitions will be reviewed annually for impairment. The operating results of the companies acquired are included in the accompanying consolidated financial statements from their respective date of purchase. The purchase price of the above acquisitions is derived as follows:

	($ in thousands)
	RJE	First South		UtiliQuest
Cash paid	$9,710	$58,979	(*)	$115,165
Transaction costs	67	285		917
Dycom common stock issued	—	4,184		—

Total purchase price	$9,777	$63,448		$116,082

*	Includes $9.0 million for excess working capital

     Management determined the fair values used in the purchase price allocation for intangible assets with the assistance of independent valuation specialists based on estimated discounted future cash flows, royalty rates and historical data, among other information. Goodwill of approximately $42.8 million and $37.0 million is expected to be deductible for tax purposes related to the acquisitions of First South and UtiliQuest, respectively. The purchase price of the acquisitions was allocated as follows:

	(in thousands)
	RJE	First South	UtiliQuest
Assets:
Cash and equivalents	$—	$—	$1,394
Accounts receivable, net	4,278	7,069	15,652
Costs and estimated earnings in excess of billings	3,735	6,069	—
Deferred tax asset, net	—	—	2,074
Other current assets	—	551	3,277
Property and equipment	395	6,530	15,141
Goodwill	—	42,842	73,910
Tradename	—	155	4,870
Intangibles — customer relationships	1,423	3,300	27,500
Other tangibles, net	—	800	—
Deferred tax asset, net	—	—	5,484
Other assets	37	—	5,096

Total assets	9,868	67,316	154,398

Liabilities:
Accounts payable	—	2,094	1,110
Capitalizable leases — short term	—	—	5,110
Accrued self-insured claims	—	—	11,755
Other accrued liabilities	91	1,774	6,053
Capitalizable leases — long term	—	—	5,688
Notes payable — long term	—	—	3,797
Accrued self-insured claims — long term	—	—	4,803

Total liabilities	91	3,868	38,316

Net assets acquired	$9,777	$63,448	$116,082

     The following unaudited pro forma summaries present the Company’s consolidated results of operations as if RJE, First South and UtiliQuest acquisitions had occurred on July 27, 2003, the first day of the Company’s fiscal year 2004.

	For the Three Months Ended		For the Six Months Ended
	January 29,	January 24,	January 29,	January 24,
	2005	2004	2005	2004
Total revenues	$224,538,572	$217,770,828	$493,766,177	$469,974,837
Income before income taxes	12,196,028	27,879,745	38,367,349	53,570,835
Net income	7,373,590	16,996,376	23,219,325	32,290,365

Earnings per share:
Basic	$0.15	$0.35	$0.48	$0.67
Diluted	$0.15	$0.35	$0.47	$0.66

4. Accounts Receivable

     Accounts receivable consist of the following:

	January 29,	July 31,
	2005	2004
Contract billings	$115,775,102	$131,297,850
Retainage	1,695,864	3,798,657
Other receivables	673,281	617,705

Total	118,144,247	135,714,212
Less allowance for doubtful accounts	2,493,458	3,787,700

Accounts receivable, net	$115,650,789	$131,926,512

     The allowance for doubtful accounts changed as follows:

	For the Three Months Ended		For the Six Months Ended
	January 29,	January 24,	January 29,	January 24,
	2005	2004	2005	2004
Allowance for doubtful accounts at October 30, 2004 and October 25, 2003 for the three months ended, and July 31, 2004 and July 26, 2003 for the six months ended, respectively	$3,405,516	$4,939,644	$3,787,700	$3,978,538
Allowance for doubtful account balances from acquisitions	105,913	350,000	214,678	350,000
Amounts charged to bad debt expense	397,300	731,969	13,497	1,545,380
Write-offs, net of recoveries	(1,415,271)	(1,837,097)	(1,522,417)	(1,689,402)

Allowance for doubtful accounts	$2,493,458	$4,184,516	$2,493,458	$4,184,516

     As of January 29, 2005 and January 24, 2004, the Company expected to collect all retainage balances within the next twelve months.

     During the quarter ended January 29, 2005, the Company collected $6.5 million of outstanding accounts receivable, net of reserve, from a customer that is currently in Chapter 11 bankruptcy proceedings. As of January 29, 2005, the Company no longer had any remaining receivables from this customer. The Company does not believe that any of its significant customers are experiencing significant financial difficulty as of January 29, 2005.

     In the second quarter of fiscal 2004, the Company sold accounts receivable which consisted of pre-petition trade receivables due from Adelphia Communications Corporation (“Adelphia”) with a carrying value of $21.6 million. Adelphia filed for bankruptcy protection in the fourth quarter of fiscal 2002. The Company received proceeds on the sale of $34.2 million and recorded a gain on the sale, net of expenses, of $11.4 million.

5. Costs and Estimated Earnings on Contracts in Progress

     The accompanying consolidated balance sheets include costs and estimated earnings on contracts in progress, net of progress billings as follows:

	January 29,	July 31,
	2005	2004
Costs incurred on contracts in progress	$44,393,886	$44,920,291
Estimated to date earnings	10,174,682	13,270,608

Total costs and estimated earnings	54,568,568	58,190,899
Less billings to date	881,865	157,195

	$53,686,703	$58,033,704

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$54,225,648	$58,175,272
Billings in excess of costs and estimated earnings	(538,945)	(141,568)

	$53,686,703	$58,033,704

     The Company performs services under unit based and non-unit based contracts and the amounts presented above aggregate the effects of these types of contracts.

6. Property and Equipment

     The accompanying consolidated balance sheets include the following property and equipment:

	January 29,	July 31,
	2005	2004
Land	$4,671,162	$4,671,162
Buildings	10,827,435	10,417,351
Leasehold improvements	1,608,800	1,500,904
Vehicles	150,490,641	136,423,499
Furniture and fixtures	26,708,540	23,543,950
Equipment and machinery	112,348,020	103,132,612

Total	306,654,598	279,689,478
Less accumulated depreciation	196,123,442	179,336,565

Property and equipment, net	$110,531,156	$100,352,913

     Expenses for maintenance and repairs of property and equipment amounted to $4,300,327 and $3,407,645 for the three months ended January 29, 2005 and January 24, 2004, respectively, and $9,071,346 and $6,466,362 for the six months ended January 29, 2005 and January 24, 2004, respectively. Depreciation expense amounted to $11,962,327 and $10,544,467 for the three months ended January 29, 2005 and January 24, 2004, respectively, and $22,434,564 and $19,814,229 for the six months ended January 29, 2005 and January 24, 2004, respectively.

7. Intangible Assets

     Information regarding the Company’s intangible assets is as follows:

	Weighted
	Average Life
	In Years	January 29, 2005	July 31, 2004
Carrying amount:
Licenses	5	$51,030	$51,030
Covenants not to compete	5-7	1,250,843	1,250,843
UtiliQuest tradename	—	4,700,000	4,700,000
Tradenames	4-5	325,000	325,000
Customer relationships	15	32,222,522	30,800,000
Backlog	4	1,236,154	1,236,154

		39,785,549	38,363,027
Accumulated amortization:
Licenses		50,906	45,803
Covenants not to compete		591,698	486,697
Tradenames		146,419	117,669
Customer relationships		3,057,536	1,692,999
Backlog		968,338	841,138

		4,814,897	3,184,306

Net		$34,970,652	$35,178,721

     Amortization expense was $837,696 and $464,063 for the three months ended January 29, 2005 and January 24, 2004, respectively, and $1,630,591 and $528,711 for the six months ended January 29, 2005 and January 24, 2004, respectively. Amortization for the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit and amortization for other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible assets. Estimated amortization expense for fiscal 2005 and each of the four succeeding years is as follows:

Fiscal year ending July:	Amount:

2005	$3,274,199
2006	$3,184,855
2007	$3,005,853
2008	$2,977,517
2009	$2,515,092
Thereafter	$16,943,726

8. Accrued Self-Insured Claims

     The Company retains the risk, up to certain limits, for automobile liability, general liability and locate damage claims, workers’ compensation, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. The locate damages included in general liability represent claims resulting from damages to the underground utility where the Company provided utility locating services. Claims are estimated and developed by the Company based on facts, circumstances and historical evidence. The self-insured claims liability include incurred but not reported losses of approximately $23.5 million and $20.7 million at January 29, 2005 and July 31, 2004, respectively.

     Factors affecting the determination of amounts to be accrued for self-insured claims include, but are not limited to, the expected cost for existing and anticipated claims, frequency, or payment patterns resulting from new types of claims, the hazard level of the Company’s operations, the overall level of medical cost inflation, changes in the medical conditions of claimants, economic factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations.

     For losses occurring in fiscal year 2005, the Company has retained the risk on a per occurrence basis for workers compensation, in states where the Company is allowed to retain risk, and for automobile liability to $1,000,000 and for general liability excluding UtiliQuest to $250,000. For UtiliQuest’s general liability and damage claims, the Company has retained the risk to $2,000,000. For fiscal year 2005, the Company has an aggregate stop loss coverage for these exposures at a stated retention of approximately $30.8 million. In addition, the Company has umbrella liability coverage to a policy limit of $75.0 million. Within the umbrella coverage, the Company has retained the risk of loss for automobile liability and general liability and damage claims between $2.0 and $5.0 million, on a per occurrence basis, with an aggregate stop loss for this layer of $10.0 million.

     For losses related to the Company’s employee health plan occurring during fiscal 2005, the Company has retained the risk, on an annual basis, of $200,000 per participant. For fiscal 2005, the Company has aggregate stop loss coverage for this exposure at the stated retention of approximately $23.2 million. For losses related to the UtiliQuest health plan, the Company has retained the risk, there is no aggregate stop loss coverage.

     The method of calculating the estimated accrued liability for self-insured claims is subject to inherent uncertainty. If actual results significantly differ from the Company’s estimates used to calculate the liability, the Company’s financial condition and results of operations could be materially impacted.

      Accrued self-insured claims consist of the following:

	January 29,	July 31,
	2005	2004
Current:
Accrued auto, general liability and workers’ compensation	$12,385,588	$10,030,304
Accrued employee group health	3,879,095	2,932,153
Accrued damage claims	9,988,858	9,334,530

	26,253,541	22,296,987
Non-current:
Accrued auto, general liability and workers’ compensation	18,903,244	19,524,261
Accrued damage claims	3,172,009	2,948,902

	22,075,253	22,473,163

Total accrued self-insured claims	$48,328,794	$44,770,150

9. Other Accrued Liabilities

     Other accrued liabilities consist of the following:

	January 29,	July 31,
	2005	2004
Accrued payroll and related taxes	$15,529,792	$17,882,725
Accrued employee bonus and benefit costs	4,113,132	9,127,699
Accrued construction costs	7,806,950	5,268,133
Other	9,629,246	9,249,910

Total accrued liabilities	$37,079,120	$41,528,467

10. Notes and Capital Leases Payable

     Notes and capital leases payable are summarized as follows:

	January 29,	July 31,
	2005	2004
Capital leases	$5,257,913	$7,515,737
Notes payable	3,684,770	3,721,100
Equipment loans	16,689	20,159

	8,959,372	11,256,996
Less current portion	3,881,741	4,162,978

Notes and capital leases payable — non-current	$5,077,631	$7,094,018

     During the quarter ended January 29, 2005, the Company entered into a new five-year $300 million unsecured revolving Credit Agreement (“Credit Agreement”) with a syndicate of banks that replaced the Company’s prior credit agreement. The Credit Agreement provides the Company with a commitment of $300 million for a five-year period and includes a $100 million sublimit for the issuance of letters of credit. As of January 29, 2005, the Company had $34.5 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are all issued to insurance companies as part of the Company’s self-insurance program.

     The Credit Agreement requires that the Company maintain certain financial covenants and imposes certain conditions including restricting its ability to encumber assets or incur certain types of indebtedness. The Company must maintain a leverage ratio of not greater than 2.75:1.00 and maintain an interest coverage ratio of not less than 2.75:1.00, in each case as measured at the end of each fiscal quarter. The Company must also maintain consolidated tangible net worth of not less than (i) $200,000,000 plus (ii) 50% of consolidated net income (if positive) from December 21, 2004 to the date of computation plus (iii) 75% of the equity issuances made from December 21, 2004 to the date of computation. At January 29, 2005, the Company was in compliance with all financial covenants and conditions under the Credit Agreement.

     Loans under the Credit Agreement bear interest, at the Company’s option, at either the bank’s base rate or LIBOR, plus a spread based upon the Company’s current leverage ratio. The bank’s base rate is the higher of the annual rate of the lead bank’s prime rate or the federal funds rate plus 0.50%. Based upon the Company’s current leverage ratio, borrowings would be at the bank’s base rate for revolving borrowings based on the prime rate or the federal funds rate and 1.0% spread for revolving borrowings based on LIBOR. The Company deferred approximately $1.7 million of fees related to the Credit Agreement, which are being amortized over its five year term. The Company is required to pay a quarterly facility fee, at rates that range from 0.200% to 0.375% of the unutilized commitments depending on the Company’s leverage ratio, provided that in the event the Company is utilizing less than one-third of the facility the fee will be .375% of the unutilized commitments. The payments under the agreement are guaranteed by certain material subsidiaries of the Company.

     As part of the acquisition of UtiliQuest, the Company assumed the obligations of UtiliQuest under a long-term note payable in the amount of $3.6 million to a former owner of a subsidiary of UtiliQuest. This note bears interest at 6%, payable semi-annually on March 31 and September 30, and is due on November 16, 2006. Amounts due may be set-off against certain indemnification claims, if any, by UtiliQuest against the obligor. Additionally, as part of the acquisition, the Company acquired non-cancelable capital lease obligations with respect to certain vehicles and computer equipment that expire at various dates into fiscal 2007. Future minimum lease payments for the capital leases are as follows:

Capital
Leases
2005	$2,002,244
2006	2,908,369
2007	573,090

Future minimum lease payments	5,483,703
Less: portion representing interest	225,790

Future minimum lease payments, net	$5,257,913

11. Other income, net

     The components of other income, net, are as follows:

	For the Three Months Ended		For the Six Months Ended
	January 29,	January 24,	January 29,	January 24,
	2005	2004	2005	2004
Gain on sale of fixed assets	$1,027,014	$303,280	$1,419,174	$898,173
Miscellaneous income	155,767	279,589	357,764	530,239

Total other income, net	$1,182,781	$582,869	$1,776,938	$1,428,412

12. Commitments and contingencies

     The federal employment tax returns for two of the Company’s subsidiaries have been audited by the Internal Revenue Service (“IRS”). As a result of the audit, the Company received an original proposed assessment from the IRS in March 2004. At issue, according to the examination reports, are the taxpayers’ characterization of certain employee reimbursements for the years 2000 and 2001. The Company reached an agreed assessment with the IRS regarding one of the two subsidiaries. The amount of the agreed assessment, which was paid in the first quarter of fiscal 2005, was recorded against the reserve for this matter that the Company established in fiscal 2004. Subsequent to this agreement, $7.4 million of the proposed assessment is still at issue. The Company continues to disagree with the amount of the proposed assessment with respect to the other subsidiary and is pursuing an administrative appeal of this matter which the Company intends to vigorously defend. The Company believes it has a number of legal defenses available that may substantially reduce the proposed assessment and has therefore not recorded any significant liability with respect to the remaining assessment.

     In the normal course of business, certain of the Company’s subsidiaries have pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims or proceedings will have a material effect on the Company’s consolidated financial statements.

13. Capital Stock

     On November 23, 2004 and January 3, 2005, the Company granted 3,500 and 46,500 restricted shares, respectively, of its common stock to the Chief Operating Officer of the Company. The restricted shares vest over a period of four years on December 31 of each year. Upon issuance of the restricted shares, deferred compensation of $1.5 million was charged to stockholders’ equity for the fair value of the restricted stock and is being recognized as compensation expense ratably over the four year vesting period. Non-cash compensation expense recognized during the quarter and six months ended January 29, 2005 related to the vesting of the restricted shares was not material.

     On November 25, 2003 and January 2, 2004, the Company granted 5,000 and 100,000 restricted shares, respectively, of its common stock to the Chief Executive Officer of the Company. The restricted shares vest over a period of four years on December 31 of each year. Upon issuance of the restricted shares, deferred compensation of $2.8 million was charged to stockholders’ equity for the fair value of the restricted stock and is being recognized as compensation expense ratably over the four year vesting period. Non-cash compensation expense of approximately $0.2 million and $0.4 million was recognized during the quarter and six months ended January 29, 2005 related to the vesting of the restricted shares.

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

     On November 26, 2002, the shareholders of the Company approved the 2002 Directors Restricted Stock Plan whereby non-employee directors must elect to receive a minimum percentage of their annual retainer fees in restricted shares of the Company’s common stock. The Company has reserved 100,000 shares of its common stock for issuance under the plan. The number of restricted shares of the Company’s common stock to be granted is based on the fair market value of a share of common stock on the date such fees are payable. As of January 29, 2005, 8,889 shares had been issued under this plan at a weighted average market price of $21.39 per share.

14. Related Party Transactions

     The Company leases administrative offices from entities related to officers of certain of its subsidiaries. The total expense under these arrangements for the three months ended January 29, 2005 and January 24, 2004 was $329,271 and $388,864, respectively, and $630,582 and $788,147, for the six months ended January 29, 2005 and January 24, 2004, respectively. The remaining future minimum lease commitments under these arrangements during each fiscal year through fiscal year 2009 and thereafter are:

Related Party
Future Minimum
Lease Payments
2005	$630,582
2006	1,259,739
2007	1,227,145
2008	1,118,870
2009	536,625
Thereafter	722,950

Total	$5,495,911

15. Segment Information

     The Company operates in one reportable segment as a specialty contractor. The Company provides engineering, construction, installation, and maintenance services to telecommunications providers throughout the United States. The Company also provides underground locating services to various utilities and other construction and maintenance services to electric utilities and others. These services are provided by the Company’s various subsidiaries. All of the Company’s subsidiaries have been aggregated into one reporting segment due to their similar customer bases, products and production methods, and distribution methods. The following table presents information regarding contract revenues by type of customer:

	For the Three Months Ended		For the Six Months Ended
	January 29,	January 24,	January 29,	January 24,
	2005	2004	2005	2004
Telecommunications	$168,155,056	$159,090,160	$365,238,199	$326,940,203
Utility line locating	46,511,998	29,811,828	100,965,623	47,079,151
Electrical utilities and other customers	9,871,518	7,466,986	21,500,355	18,371,062

Total contract revenues	$224,538,572	$196,368,974	$487,704,177	$392,390,416

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, installation and maintenance services to telecommunications providers. Additionally, we provide underground locating services to various utilities and electrical and other construction and maintenance services to electric utilities and others. Due to the nature of the services we provide, our revenues may fluctuate as a result of changes in the capital expenditure and maintenance budgets of our customers, and changes in the general level of construction activity. Factors impacting the capital expenditure and maintenance budgets of our customers include consumer demands on telecom providers, actions of the Federal Communications Commission and general economic conditions. For the six months ended January 29, 2005, specialty contracting services related to the telecommunications industry, underground utility locating and electrical and other construction and maintenance to electric utilities and others contributed approximately 74.9%, 20.7% and 4.4%, respectively, to our total contract revenues.

     We provide a significant portion of our services pursuant to multi-year master service agreements and we are currently a party to approximately 208 master service agreements. Master service agreements generally have the following characteristics: contract periods of one or more years, exclusivity and customer specified service requirements. In addition, master service agreements typically provide that we will furnish a specified unit of service for a specified unit price (i.e. fiber optic cable will be installed underground for a specified rate of dollars per foot). In some cases, a customer may terminate these agreements for convenience with at least 90 days prior written notice. Current trends have been toward securing or extending master service agreements on negotiated terms, while historically these agreements have primarily been awarded through a competitive bidding process.

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

     Contract revenues from multi-year master service agreements represented 53.0% and 44.2% of total contract revenues for the six months ended January 29, 2005 and January 24, 2004, respectively, and contract revenues from long-term contracts, including multi-year master service agreements, represented 88.1% and 84.5% of total contract revenues, respectively. The percentage increase in revenue derived from master service agreements is primarily due to agreements in place at UtiliQuest Holdings Corp. (“UtiliQuest”) which was acquired in December 2003. Many of the UtiliQuest agreements are multi-year master service agreements which have increased the multi-year service agreements as a percentage of long-term contracts.

     We recognize revenue on unit based contracts as the unit is completed. Revenue on non-unit based contracts is recognized under the percentage-of-completion method based primarily on the ratio of contract costs incurred to date to total estimated contract costs. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

     We derive a significant amount of our revenue from telecommunications companies. During fiscal 2002 and into fiscal 2003, certain segments of the telecommunications industry suffered a severe downturn that has resulted in certain of our customers experiencing financial difficulties. Several of our customers filed for bankruptcy protection, including Adelphia Communications Corporation (“Adelphia”) and WorldCom, Inc. (“WorldCom”). The downturn in the telecommunications industry in fiscal 2002 and 2003 adversely affected capital expenditures for infrastructure projects even among customers that were not experiencing financial difficulties. Generally, capital expenditures by telecommunications customers increased in fiscal 2004 and 2005. Although the Company does not believe that any of its significant customers are experiencing significant financial difficulty as of January 29, 2005, additional bankruptcies of companies in the telecommunications sector could reduce our cash flows and adversely impact our liquidity.

     A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total contract revenue received from customers contributing at least 2.5% of our total contract revenue in either the three or six month period ending January 29, 2005 or January 24, 2004:

	For the Three Months Ended
	January 29,	January 24,
	2005	2004
Verizon	24.8%	1.4%
BellSouth	16.7%	13.2%
Comcast Corporation	11.3%	30.1%
Sprint	7.4%	11.0%
Qwest	4.2%	5.9%
DIRECTV	3.7%	3.0%
Charter Communications	3.5%	3.5%
Alltel	2.4%	2.5%
Adelphia	1.2%	7.2%

	For the Six Months Ended
	January 29,	January 24,
	2005	2004
Verizon	19.7%	0.9%
BellSouth	15.7%	12.1%
Comcast Corporation	15.7%	32.5%
Sprint	7.9%	12.3%
Qwest	4.7%	5.8%
DIRECTV	3.4%	3.1%
Charter Communications	3.4%	3.2%
Alltel	2.3%	3.3%
Adelphia	1.5%	5.9%

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

     On December 3, 2003, we acquired UtiliQuest for approximately $116.1 million. Under the terms of the merger agreement, UtiliQuest merged with a newly-formed subsidiary of the Company with UtiliQuest surviving as a wholly owned subsidiary of the Company. We borrowed approximately $85.0 million under our previous credit agreement in connection with the acquisition of UtiliQuest. We repaid this debt during the third quarter of fiscal 2004. UtiliQuest is a provider of utility locating services.

     On November 25, 2003, we acquired substantially all of First South Utility Construction, Inc.’s (“First South”) assets and assumed certain liabilities associated with these assets for an aggregate purchase price of approximately $50.3 million in cash, adjusted for cash received by the Company for settlement of an escrow agreement in the second quarter of fiscal 2005, and 175,840 shares of our common stock. In conjunction with the acquisition, we also paid approximately $9.0 million in excess working capital consisting primarily of accounts receivable and unbilled revenue. We paid the purchase price of First South from cash on hand. First South provides specialty contracting services to telecommunications customers.

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

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, the allowance for doubtful accounts, self-insured claims liability, the valuation of goodwill and intangible assets and related asset lives, income taxes, contingencies and litigation. We base our estimates on current information, historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue that are not readily apparent from other sources. We cannot assure you that actual results will not differ from those estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended July 31, 2004 for further information regarding our critical accounting policies and estimates.

Results of Operations

The following table sets forth, as a percentage of contract revenues earned, certain items in our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended
	(dollars in millions)
	January 29, 2005		January 24, 2004
Revenues:
Contract revenues earned	$224.5	100.0%	$196.4	100.0%

Expenses:
Cost of earned revenues, excluding depreciation	182.0	81.0	151.2	77.0
General and administrative	18.9	8.4	18.9	9.6
Depreciation and amortization	12.8	5.7	11.0	5.6

Total expenses	213.7	95.1	181.1	92.2

Interest income (expense), net	0.2	—	(0.3)	(0.2)
Other income, net	1.2	0.5	0.6	0.3
Gain on sale of long-term accounts receivable	—	—	11.4	5.8

Income before income taxes	12.2	5.4	26.9	13.7

Provision for income taxes	4.8	2.1	10.5	5.3

Net income	$7.4	3.3%	$16.4	8.4%

	For the Six Months Ended
	(dollars in millions)
	January 29, 2005		January 24, 2004
Revenues:
Contract revenues earned	$487.7	100.0%	$392.4	100.0%

Expenses:
Cost of earned revenues, excluding depreciation	390.7	80.1	298.3	76.0
General and administrative	36.9	7.6	36.4	9.3
Depreciation and amortization	24.1	4.9	20.3	5.2

Total expenses	451.6	92.6	355.0	90.5

Interest income, net	0.2	—	—	—
Other income, net	1.8	0.4	1.4	0.4
Gain on sale of long-term accounts receivable	—	—	11.4	2.9

Income before income taxes	38.0	7.8	50.2	12.8

Provision for income taxes	15.0	3.1	19.9	5.1

Net income	$23.0	4.7%	$30.4	7.7%

     Revenues. Contract revenues increased $28.2 million, or 14.3%, to $224.5 million in the quarter ended January 29, 2005 from $196.4 million in the quarter ended January 24, 2004. Of this increase, $9.1 million was attributable to an increase in specialty contracting services provided to telecommunications companies, an increase of $16.7 million in underground utility locating services provided to various utilities, and an increase of $2.4 million attributable to construction and maintenance services provided to electrical utilities and others. RJE, acquired in September 2004 and First South, acquired in November 2003, contributed $13.0 million and $12.0 million, respectively, of telecommunications services revenues during the quarter ended January 29, 2005. UtiliQuest, acquired in December 2003, contributed $32.0 million of underground utility locating services revenues during the quarter ended January 29, 2005. Our total contract revenues excluding revenues from RJE, First South and UtiliQuest for each period, was $167.6 million for the quarter ended January 29, 2005 compared to $172.8 million for same period in 2004, a decrease of 3.1%.

     During the quarter ended January 29, 2005, we recognized $168.2 million of contract revenues, or 74.9% of our total contract revenues, from telecommunications services as compared to $159.1 million, or 81.0% for the quarter ended January 24, 2004. Excluding revenue from RJE and First South for each period, contract revenues from telecommunications services for the quarter ended January 29, 2005 was $143.1 million compared to $152.2 million for same period in 2004, a decrease of 6.0%. This decrease in our telecommunications service revenues, excluding the impact of RJE and First South, was primarily attributable to a decline in revenues from two customers that are completing upgrade projects to their networks. These decreases were offset in part by revenues from one of our significant customers engaged in a fiber deployment project.

     We recognized contract revenues of $46.5 million, or 20.7% of our total contract revenues, from underground utility locating services in the quarter ended January 29, 2005, as compared to $29.8 million, or 15.2%, in the quarter ended January 24, 2004. Excluding the revenue of UtiliQuest for each period, revenues from underground utility locating services for the quarter ended January 29, 2005 were $14.5 million compared to $13.2 million for same period in 2004, an increase of 9.8%. The revenue increase was primarily attributable to additional work performed for existing customers.

     We recognized contract revenues of $9.9 million, or 4.4% of our total contract revenues, from electrical utilities and other construction and maintenance services in the quarter ended January 29, 2005 as compared to $7.5 million, or 3.8%, in the quarter ended January 24, 2004. The increase in our revenue from electrical utilities and other construction and maintenance services was primarily attributable to fiscal 2005 electrical maintenance contracts that were in the start-up phase in fiscal 2004.

     Contract revenues from multi-year master service agreements represented 55.4% of total contract revenues in the quarter ended January 29, 2005 as compared to 47.1% in the quarter ended January 24, 2004. Contract revenues from multi-year master service agreements and other long-term agreements represented 87.9% of total contract revenues in the quarter ended January 29, 2005 as compared to 87.7% in the quarter ended January 24, 2004. The percentage increase in revenue derived from master service agreements is primarily due to agreements in place at UtiliQuest Holdings Corp. (“UtiliQuest”) which was acquired in December 2003. Many of the UtiliQuest agreements are multi-year master service agreements which have increased the multi-year service agreements as a percentage of long-term contracts.

     Contract revenues increased $95.3 million, or 24.3%, to $487.7 million for the six months ending January 29, 2005 from $392.4 million for the six months ended January 24, 2004. Of this increase, $38.3 million was attributable to an increase in specialty contracting services provided to telecommunications companies, an increase of $53.9 million in underground utility locating services provided to various utilities, and an increase of $3.1 million attributable to construction and maintenance services provided to electrical utilities and others. RJE and First South contributed $43.6 million of contract revenues during the six months ended January 29, 2005, primarily in contract revenues from telecommunications services. UtiliQuest contributed $69.8 million of revenues during the six months ended January 29, 2005 from underground utility locating services. Excluding revenues attributable to these acquisitions for each period, our total contract revenues for the six months ended January 29, 2005 were $374.4 million compared to $368.9 million for the six months ended January 24, 2004, an increase of 1.5%.

     During the six months ended January 29, 2005, we recognized $365.2 million of contract revenues, or 74.9% of our total contract revenues, from telecommunications services as compared to $326.9 million, or 83.3% for the six months ended January 24, 2004. Excluding revenue from RJE and First South for each period, contract revenues from telecommunications services for the first half of the current fiscal year were $321.7 million compared to $320.0 million for same period in 2004, an increase of 0.5%. This increase in our telecommunications service revenues, excluding the impact of RJE and First South, was attributable to revenues from one of our significant customers engaged in fiber deployment project, and general increases in construction activities for telecommunications customers. The increase was offset in part by a decline in revenues from two customers that are completing upgrade projects to their networks, and a decline in revenue from a construction and maintenance contract with a significant customer.

     We recognized contract revenues of $101.0 million, or 20.7% of our total contract revenues, from underground utility locating services for the six months ended January 29, 2005 as compared to $47.1 million, or 12.0%, for the six months ended January 24,

2004. Excluding the revenue of UtiliQuest for each period, revenues from underground utility locating services for the six months ended January 29, 2005 were $31.2 million compared to $30.5 million for same period in 2004, an increase of 2.3%. This increase is primarily the result of additional work performed for existing customers.

     We recognized contract revenues of $21.5 million, or 4.4% of our total contract revenues, from electrical utilities and other construction and maintenance services for the six months ended January 29, 2005 as compared to $18.4 million, or 4.7%, for the six months ended January 24, 2004. The increase in revenues from electrical utilities and other construction and maintenance services was primarily attributable to fiscal 2005 electrical maintenance contracts that were in the start-up phase in fiscal 2004. This increase was offset in part by the completion of a customer contract in the Southeastern United States during the quarter ended January 29, 2005.

     Contract revenues from multi-year master service agreements represented 53.0% of total contract revenues for the six months ended January 29, 2005 as compared to 44.2% for the six months ended January 24, 2004. Contract revenues from multi-year master service agreements and other long-term agreements represented 88.1% of total contract revenues for the six months ended January 29, 2005 as compared to 84.5% for the six months ended January 24, 2004. The percentage increase in revenue derived from master service agreements is primarily due to agreements in place at UtiliQuest Holdings Corp. (“UtiliQuest”) which was acquired in December 2003. Many of the UtiliQuest agreements are multi-year master service agreements which have increased the multi-year service agreements as a percentage of long-term contracts.

     Costs of Earned Revenues. Costs of earned revenues increased $30.8 million to $182.0 million in the quarter ended January 29, 2005 from $151.2 million in the quarter ended January 24, 2004. The primary components of this dollar increase were direct labor, subcontractor costs, direct materials, equipment and other direct costs which increased $15.9 million, $6.6 million, $4.7 million and $3.5 million, respectively, due to higher levels of operations during the quarter ended January 29, 2005. As a percentage of contract revenues, costs of earned revenues increased 4.0 % to 81.0% in the quarter ended January 29, 2005 from 77.0% in the quarter ended January 24, 2004. Included in this increase was 3.4% for direct labor, as we incurred additional costs associated with the ramp-up of activities for the Fiber to the Premises (“FTTP”) initiatives of a telephone company and costs associated with the demobilization activities for a significant customer that is completing an upgrade project to its broadband network. This was also the result of increased utility locating services as a percentage of total revenue which generally has higher costs as a percentage of revenue. Direct materials increased by approximately 0.9% as a percentage of revenue primarily due to an increase in projects in which the Company provided materials to the customer compared to the same period last year. Other direct costs increased in aggregate dollars, but were approximately flat on a percentage of revenue basis, primarily driven by the increase in payroll and related costs related to earned revenue.

     Costs of earned revenues increased $92.4 million to $390.7 million for the six months ended January 29, 2005 from $298.3 million for the six months ended January 24, 2004. The increase in cost of earned revenues for the six month period was primarily the result of increased levels of operations during the period. The primary components of this dollar increase were direct labor, subcontractor costs, direct materials, equipment and other direct costs which increased $43.8 million, $23.0 million, $12.6 million and $12.9 million, respectively, due to higher levels of operations during the first six months. As a percentage of contract revenues, costs of earned revenues increased 4.0 % to 80.1% in the six months ended January 29, 2005 from 76.0% for the six months ended January 24, 2004. Included in the increase were increases of 3.6% for direct labor and 0.5% for equipment and other costs as the result of higher utility locating services as a percentage of total revenue which generally has higher costs as a percentage of revenue. In addition, we incurred difficult weather conditions during the first quarter of fiscal 2005, costs associated with the ramp-up of activities for the Fiber to the Premises (“FTTP”) initiatives of a telephone company and costs associated with the demobilization activities for a significant customer that is completing an upgrade project to its broadband network. Direct materials also increased by approximately 0.9% as a percentage of revenue primarily due to an increase in projects in which we provided materials to the customer compared to the same period last year. Offsetting the percentage increases was a decrease in subcontractor costs as a percentage of revenue of approximately 0.9% due to higher utility locating services as a percentage of total revenues which does not use sub-contractor labor.

     General and Administrative Expenses. General and administrative expenses remained $18.9 million for the quarters ended January 29, 2005 and January 24, 2004, respectively. General and administrative expenses decreased as a percentage of contract revenues to 8.4% in the quarter ended January 29, 2005 from 9.6% in the quarter ended January 24, 2004. General and administrative expenses increased $0.5 million to $36.9 million for the six months ended January 29, 2005 from $36.4 million for the six months ended January 24, 2004. General and administrative expenses decreased as a percentage of contract revenues to 7.6% for the six months ended January 29, 2005 from 9.3% for the six months ended January 24, 2004. The percentage decreases in general and administrative expenses for the six month period is primarily due to the impact of the fixed nature of the expenses in relation to the higher contract revenues during the first six months of fiscal 2005 compared to the first six months of fiscal 2004.

     Depreciation and Amortization. Depreciation and amortization increased $1.8 million to $12.8 million in the quarter ended January 29, 2005 as compared to $11.0 million in the quarter ended January 24, 2004, and increased as a percentage of contract revenues to 5.7% from 5.6%. Depreciation and amortization increased $3.7 million to $24.1 million for the six months ended January 29, 2005 as compared to $20.3 million for the six months ended January 24, 2004, and decreased as a percentage of contract revenues to 4.9% from 5.2%. The dollar amount increase was primarily due to increased depreciation and amortization from property and equipment and intangible assets related to the first quarter acquisition of RJE and the fiscal year 2004 acquisitions of UtiliQuest and First South, and increased levels of capital expenditures during the second half of fiscal 2004 and during fiscal 2005.

     Gain on Sale of Accounts Receivable. At July 26, 2003, we had pre-petition outstanding receivables from Adelphia of approximately $21.6 million after a write-down of $19.1 million. In the second quarter of fiscal 2004, we sold the Adelphia accounts receivable and recorded an $11.4 million gain on the sale.

     Interest Income. Interest income increased to $0.3 million for the three months ended January 29, 2005 as compared to $0.2 million for the same period last year. Interest income decreased to $0.4 million for the six months ended January 29, 2005 as compared to interest income of $0.5 million for the six months ended January 24, 2004.

     Interest Expense. Interest expense decreased by $0.4 million to $0.1 million for the quarter ended January 29, 2005 compared to $0.5 million for the quarter ended January 24, 2004. Interest expense decreased by $0.3 million to $0.2 million for the six months ended January 29, 2005 as compared to interest expense of $0.5 million for the six months ended January 24, 2004. The decrease in both the three and six month periods was due to prior year borrowings in connection with the UtiliQuest acquisition which were repaid during the third quarter of fiscal 2004 and the payments of capital leases.

     Other Income, net. Other income, which primarily includes net gains on the sale of idle assets, increased $0.6 million to $1.2 million for the quarter ended January 29, 2005 compared to $0.6 million for the quarter ended January 24, 2004. Other income increased $0.4 million to $1.8 million in the six months ended January 29, 2005 from $1.4 million in the six months ended January 24, 2004.

     Income Taxes. The provision for income taxes decreased by $5.7 million to $4.8 million for the three months ended January 29, 2005 compared to $10.5 million for the three months ended January 24, 2004. The provision for income taxes decreased $4.9 million to $15.0 million for the six months ended January 29, 2005 as compared to $19.9 million for the same period last year. Our effective tax rate was 39.5% for the three and six months ended January 29, 2005 as compared to 39.0% and 39.5% for the three and six months ended January 24, 2004. Based upon our current expectations for pre-tax income, we do not expect the tax rate to change significantly for the remainder of the year.

     Net Income. Net income was $7.4 million and $23.0 million in the quarter and six months ended January 29, 2005, respectively, as compared to $16.4 million and $30.4 million in the quarter and six months ended January 24, 2004.

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

Cash and cash equivalents totaled $51.8 million at January 29, 2005 compared to $31.4 million at July 31, 2004.

	For the Six Months Ended
	January 29,	January 24,
	2005	2004
Net cash flows:
Provided by operations	$58.0	$82.9
Used in investing activities	$(38.6)	$(142.5)
Provided by financing activities	$1.0	$87.2

     Cash from operating activities. For the six months ended January 29, 2005, net cash provided from operating activities was $58.0 million compared to $82.9 million for the six months ended January 24, 2004. Net income, adjusted for non-cash items primarily consisting of depreciation, amortization, and provision for bad debts was our main source of operating cash flow. During the six months ended January 24, 2004, we received net proceeds on the sale of long-term accounts receivable of $34.2 million. Changes in working capital and changes in other long term assets and liability items combined provided $8.0 million of operating cash flow during the six month periods ended January 29, 2005 as compared to $9.0 million for the six months ended January 24, 2004. Components of these working capital changes during the six months ended January 29, 2005 were decreases in accounts receivable and net unbilled revenue of $20.5 million and

$8.1 million, respectively, attributable to collection and billing activities and current period operating levels. These cash flow increases were partially offset by decreases in accounts payable of $8.2 million attributable to the timing of receipt and payment of invoices, a decrease in accrued self-insured claims and other liabilities of $1.8 million due to current period payments and an increase in other current assets and other assets of $6.6 million and $4.5 million, respectively, primarily resulting from increases in prepaid insurance and other prepaid costs.

     Based on quarterly revenues, days sales outstanding for current accounts receivable, net was 46.9 days for the quarter ended January 29, 2005 compared to 58.7 days for the quarter ended January 24, 2004. Based on quarterly revenues, days sales outstanding for unbilled revenues, net was 21.8 days for the quarter ended January 29, 2005 compared to 17.8 days for the quarter ended January 24, 2004.

     Cash from investing activities. For the six months ended January 29, 2005, net cash used in investing activities was $38.6 million as compared to $142.5 million for the six months ended January 24, 2004. For the six month periods ended January 29, 2005 and January 24, 2004, investing activities included capital expenditures of $32.9 million and $9.5 million, respectively, offset in part by $2.2 and $2.5 million, respectively, in proceeds from the sale of idle assets. Net proceeds from the sale and purchase of short-term investments contributed $0.6 million and $39.2 million for the six months ended January 29, 2005 and January 24, 2004, respectively. During the six months ended January 24, 2004, we used proceeds as part of the funding for the First South and UtiliQuest acquisitions, which comprised acquisition expenditures of $174.7 million. During the six months ended January 29, 2005, we paid $9.8 million for the acquisition of RJE and received escrowed funds in connection with the First South acquisition.

     Cash from financing activities. For the six months ended January 29, 2005, net cash provided by financing activities was $1.0 million compared to $87.2 million for the six months ended January 24, 2004. Principal payments of approximately $2.3 million on capital leases were offset by proceeds from the exercise of stock options of $3.3 million for the six months ended January 29, 2005. For the six months ended January 24, 2004, borrowings under our credit agreement were the primary source of cash from financing.

     During the quarter ended January 29, 2005 we entered into a new five-year $300 million revolving unsecured Credit Agreement (the “Credit Agreement”) with a syndicate of banks that replaced the Company’s prior credit agreement. The Credit Agreement provides us with a commitment of $300 million for a five-year period expiring on December 21, 2009, and includes a $100 million sublimit for the issuance of letters of credit. As of January 29, 2005, we had $34.5 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are all issued to insurance companies as part of our self-insurance program.

     The Credit Agreement requires that we maintain certain financial covenants and imposes certain conditions including restricting our ability to encumber assets or incur certain types of indebtedness. We must maintain a leverage ratio of not greater than 2.75:1.00 and maintain an interest coverage ratio of not less than 2.75:1.00, as measured at the end of each fiscal quarter. We must also maintain consolidated tangible net worth of not less than (i) $200,000,000 plus (ii) 50% of consolidated net income (if positive) from December 21, 2004 to the date of computation plus (iii) 75% of the equity issuances made from December 21, 2004 to the date of computation. At January 29, 2005, we were in compliance with all financial covenants and conditions under the Credit Agreement.

     Loans under the Credit Agreement bear interest, at our option, at either the bank’s base rate or LIBOR, plus a spread based upon our current leverage ratio. The bank’s base rate is the higher of the annual rate of the lead bank’s prime rate or the federal funds rate plus 0.50%. Based upon our current leverage ratio, borrowings would be at the bank’s base rate for revolving borrowings based on the prime rate or the federal funds rate and 1.0% spread for revolving borrowings based on LIBOR. We deferred approximately $1.7 million of fees related to the Credit Agreement, which are being amortized over its five year term. We are required to pay a quarterly facility fee, at rates that range from 0.200% to 0.375% of the unutilized commitments depending on our leverage ratio, provided that in the event we are utilizing less than one-third of the facility the fee will be .375% of the unutilized commitments. The payments under the agreement are guaranteed by certain of our material subsidiaries.

     Certain subsidiaries have outstanding obligations under real estate leases and equipment and vehicle financing arrangements. The obligations are payable in monthly installments, expiring at various dates through November 2023.

Contractual Obligations

     The following tables set forth our contractual obligations, including interest, for each of our fiscal years through 2009 and thereafter, including related party leases:

	Notes and Loans	Capital	Operating	Employment
	Payable	Leases	Leases	Agreements	Total
2005	$74,773	$2,002,244	$3,939,860	$1,863,547	$7,880,424
2006	157,567	2,908,369	4,923,570	2,823,160	10,812,666
2007	3,642,111	573,090	3,079,282	1,705,643	9,000,126
2008	—	—	1,670,533	1,078,557	2,749,090
2009	—	—	802,560	211,667	1,014,227
Thereafter	—	—	832,125	—	832,125

Total	$3,874,451	$5,483,703	$15,247,930	$7,682,574	$32,288,658

     Related party transactions. We lease some of our administrative offices from officers of our subsidiaries or entities related to officers of our subsidiaries. The total expense under these arrangements for the six months ended January 29, 2005 and January 24, 2004 was $0.6 million and $0.8 million, respectively.

     Stock Repurchase Program. On February 24, 2003, the Board of Directors authorized the repurchase of up to $25 million worth of the Company’s common stock over an eighteen-month period. No shares were repurchased under this program which expired in August 2004.

     Sufficiency of Capital Resources. We believe that our capital resources, together with existing cash balances, are sufficient to meet our financial obligations, including lease commitments, and to support our normal replacement of equipment at our current level of business for at least the next twelve months. Our future operating results and cash flows may be affected by a number of factors including our success in bidding on future contracts and our continued ability to manage controllable costs effectively.

     Backlog. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts. For certain recently initiated multi-year projects relating to fiber deployments, we have included in backlog only those amounts relating to calender year 2005. In many instances our customers are not contractually committed to specific volumes of services under a contract. However, the customer is obligated if the services are requested by the customer. Many of these contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with customers and our experience in procurements of this nature. However, there can be no assurance as to a customer’s requirements during a particular period or that such estimates at any point in time are accurate.

     Our backlog at January 29, 2005 and July 31, 2004 was $1.4 billion and $1.2 billion, respectively. We expect to complete approximately 59.0% of our current backlog during the next twelve months.

Seasonality and Quarterly Fluctuations

     Our revenues can be affected by seasonality. Since most of the work we perform is done outdoors, our results of operations can be impacted by extended periods of inclement weather. Generally, inclement weather occurs during the winter months, the second and third quarters of our fiscal year. In addition, a disproportionate number of holidays fall within our second quarter which impacts our number of available weekdays and productivity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We considered the provision of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments” in determining our market risk. We had no significant holdings of derivative financial or commodity instruments at January 29, 2005. A review of our other financial instruments and risk exposures at that date revealed that we had exposure to interest rate risk. At January 29, 2005, we performed sensitivity analyses to assess the potential effect of this risk and concluded that a hypothetical change in interest rates of 100 basis points would not materially affect our financial position, results of operations or cash flow.

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

     There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15(d)–15(f) under the Securities Exchange Act of 1914, as amended, that occurred during the quarter ended January 29, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     An annual meeting of shareholders of the Company was held on November 23, 2004 to consider and take action on the election of two directors and the approval of the Dycom Industries, Inc. Annual Incentive Plan.

     The Company’s nominee, Charles M. Brennan, III, was elected as a director of the Company. Mr. Brennan received 41,740,596 votes for and 2,212,756 votes abstained. The Company’s nominee, Joseph M. Schell, was elected as a director of the Company. Mr. Schell received 42,790,307 votes for and 1,163,045 votes abstained. Each of the following directors’ term of office as a director of the Company continued after the annual meeting: Stephen C. Coley, Kristina M. Johnson, Steven E. Nielsen, and Tony G. Werner.

     The Dycom Industries, Inc. Annual Incentive Plan was approved by the shareholders. The votes were 42,476,879 for approval of the plan, 1,367,037 votes against approval of the plan, and 109,436 votes abstained.

Item 6. Exhibits

     Exhibits furnished pursuant to the requirements of Form 10-Q:

Number	Description

(10.1)	Credit Agreement dated December 21, 2004 by and among Dycom Industries, Inc. and the Wachovia Bank, National Association, as Administrative Agent for the Lenders and Bank of America, N.A., as Syndication Agent (incorporated by reference to Dycom’s Form 8-K filed with the commission on December 23, 2004)

(10.2)	Amended and Restated Employment Agreement between Timothy R. Estes and Dycom Industries Inc. dated as of November 4, 2004 (incorporated by reference to Dycom’s Form 8-K filed with the commission on November 10, 2004)

(10.3)	Restricted Stock Agreement between Timothy R. Estes and Dycom Industries, Inc. dated as of November 23, 2004

(10.4)	Restricted Stock Agreement between Timothy R. Estes and Dycom Industries, Inc. dated as of January 3, 2005

(11)	Statement re computation of per share earnings; All information required by Exhibit 11 is presented within Note 2 of the Company’s condensed consolidated financial statements in accordance with the provisions of SFAS No. 128

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYCOM INDUSTRIES, INC.

Registrant

Date: March 10, 2005	/s/ Steven E. Nielsen
	Name:	Steven E. Nielsen
	Title:	President and Chief Executive Officer

Date: March 10, 2005	/s/ Richard L. Dunn
	Name:	Richard L. Dunn
	Title:	Senior Vice President and Chief Financial Officer