Form 10-Q
period 2005-04-30
DYCOM INDUSTRIES INC
filed 2005-05-26
CIK 67215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to___

Commission file number 0-5423

DYCOM INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Florida (State of incorporation)	59-1277135 (IRS Employer Identification No.)

4440 PGA Boulevard, Suite 500 Palm Beach Gardens, Florida (Address of principal executive offices)	33410 (Zip Code)

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

          Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

          Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $0.33 1/3 per share	Outstanding as of May 19, 2005 48,845,310

DYCOM INDUSTRIES, INC.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	July 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and equivalents	$75,626,131	$31,383,185
Short-term investments	—	20,009,924
Accounts receivable, net	133,962,240	131,926,512
Costs and estimated earnings in excess of billings	68,786,809	58,175,272
Deferred tax assets, net	12,154,671	11,922,558
Income taxes receivable	1,366,602	6,988,164
Inventories	7,217,594	5,352,586
Other current assets	14,152,476	10,275,142

Total current assets	313,266,523	276,033,343

PROPERTY AND EQUIPMENT, net	107,382,963	100,352,913

OTHER ASSETS:
Goodwill	223,261,141	224,140,641
Intangible assets, net	34,131,653	35,178,721
Deferred tax assets, net non-current	—	5,560,872
Other	12,862,062	10,568,343

Total other assets	270,254,856	275,448,577

TOTAL	$690,904,342	$651,834,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,554,387	$34,347,637
Notes and capital leases payable	3,305,195	4,162,978
Billings in excess of costs and estimated earnings	395,611	141,568
Accrued self-insured claims	27,596,620	22,296,987
Other accrued liabilities	41,084,316	41,528,467

Total current liabilities	99,936,129	102,477,637

NOTES AND CAPITAL LEASES PAYABLE	4,706,484	7,094,018
ACCRUED SELF-INSURED CLAIMS	23,427,372	22,473,163
DEFERRED TAX LIABILITIES, net non-current	1,226,707	—
OTHER LIABILITIES	523,093	829,058

Total liabilities	129,819,785	132,873,876

COMMITMENTS AND CONTINGENCIES, Notes 10 and 12

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0 33.1/3 per share:
150,000,000 shares authorized: 48,843,186 and 48,596,049 issued and outstanding, respectively	16,281,057	16,198,678
Additional paid-in capital	354,731,150	348,570,091
Deferred compensation	(3,217,462)	(2,390,667)
Retained earnings	193,289,812	156,582,855

Total stockholders’ equity	561,084,557	518,960,957

TOTAL	$690,904,342	$651,834,833

See notes to condensed consolidated financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	April 30,	April 24,
	2005	2004
REVENUES:
Contract revenues	$247,659,880	$219,562,070

EXPENSES:
Costs of earned revenues, excluding depreciation	195,943,509	174,615,688
General and administrative	20,928,002	17,762,287
Depreciation and amortization	11,524,787	10,109,601

Total	228,396,298	202,487,576

Interest income	406,810	147,095
Interest expense	(90,062)	(406,816)
Other income, net	3,214,397	1,920,183

INCOME BEFORE INCOME TAXES	22,794,727	18,734,956

PROVISION FOR INCOME TAXES:
Current	8,700,751	12,266,405
Deferred	381,451	(4,708,504)

Total	9,082,202	7,557,901

NET INCOME	$13,712,525	$11,177,055

EARNINGS PER COMMON SHARE:

Basic earnings per share	$0.28	$0.23

Diluted earnings per share	$0.28	$0.23

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	48,828,142	48,510,119

Diluted	49,178,944	49,082,910

See notes to condensed consolidated financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	April 30,	April 24,
	2005	2004
REVENUES:
Contract revenues	$735,364,057	$611,952,486

EXPENSES:
Costs of earned revenues, excluding depreciation	586,599,507	472,889,751
General and administrative	57,841,433	54,132,175
Depreciation and amortization	35,589,942	30,452,541

Total	680,030,882	557,474,467

Interest income	782,661	646,972
Interest expense	(319,917)	(872,904)
Other income, net	4,991,335	3,348,595
Gain on sale of long-term accounts receivable	—	11,359,379

INCOME BEFORE INCOME TAXES	60,787,254	68,960,061

PROVISION FOR INCOME TAXES:
Current	19,137,620	32,582,162
Deferred	4,942,677	(5,168,537)

Total	24,080,297	27,413,625

NET INCOME	$36,706,957	$41,546,436

EARNINGS PER COMMON SHARE:

Basic earnings per share	$0.75	$0.86

Diluted earnings per share	$0.75	$0.85

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	48,712,816	48,274,824

Diluted	49,229,362	48,839,189

See notes to condensed consolidated financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	April 30,	April 24,
	2005	2004
Increase (decrease) in cash and equivalents from:
OPERATING ACTIVITIES:
Net income	$36,706,957	$41,546,436
Adjustments to reconcile to net cash inflow from operating activities:
Depreciation and amortization	35,589,942	30,452,541
Bad debts (recovery) expense	(30,503)	612,688
Gain on disposal of assets	(4,444,680)	(2,493,788)
Gain on sale of long-term accounts receivable	—	(11,359,379)
Deferred income taxes	4,942,677	(5,168,537)
Non-cash compensation expense from the issuance of restricted stock	712,374	236,115
Other	—	60,141
Change in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in operating assets:
Proceeds on sale of long-term accounts receivable, net	—	34,242,345
Accounts receivable, net	2,272,605	16,744,636
Unbilled revenues, net	(6,622,866)	(4,470,913)
Income tax receivable	8,249,588	—
Other current assets	(5,377,201)	(4,041,118)
Other assets	(1,183,410)	2,640,384
Increase (decrease) in operating liabilities:
Accounts payable	(6,793,247)	1,582,666
Accrued self-insured claims and other liabilities	4,636,541	2,171,295
Accrued income taxes payable	—	1,486,257

Net cash provided by operating activities	68,658,777	104,241,769

INVESTING ACTIVITIES:
Capital expenditures	(41,874,726)	(18,749,632)
Proceeds from sale of assets	6,966,974	6,210,966
Purchase of short-term investments	(41,698,858)	(93,758,217)
Proceeds from the sale of short-term investments	61,708,782	131,228,542
Acquisition expenditures, net of cash acquired	(8,526,635)	(174,684,488)

Net cash (used in) investing activities	(23,424,463)	(149,752,829)

FINANCING ACTIVITIES:
Borrowings on notes payable	—	85,000,000
Debt issuance costs	(1,435,082)	—
Principal payments on notes and capital leases payable	(3,245,317)	(86,870,735)
Exercise of stock options and other	3,689,031	3,585,798

Net cash (used in) provided by financing activities	(991,368)	1,715,063

Net increase / (decrease) in cash and equivalents	44,242,946	(43,795,997)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	31,383,185	74,702,068

CASH AND EQUIVALENTS AT END OF PERIOD	$75,626,131	$30,906,071

See notes to condensed consolidated financial statements— unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Nine Months Ended
	April 30,	April 24,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$380,763	$907,672
Income taxes	$11,275,293	$32,026,766

Issuance of restricted stock	$1,539,170	$2,862,045

Income tax benefit from stock options exercised	$1,015,237	$681,365

During the nine months ended April 30, 2005, the Company acquired substantially all of the assets of RJE Telecom, Inc. and assumed certain liabilities associated with these assets. See Note 3.
Fair market value of net assets acquired	$9,776,635

Acquisition expenditures	$9,776,635

During the nine months ended April 24, 2004, the Company acquired all of the capital stock of UtiliQuest Holdings Corp. See Note 3.
Fair market value of net assets acquired, including goodwill		$116,082,226
Less: cash acquired		(1,393,830)

Acquisition expenditures, net of cash acquired		$114,688,396

During the nine months ended April 24, 2004, the Company acquired substantially all of the assets of First South Utility Construction, Inc. and assumed certain liabilities associated with these assets. See Note 3

Fair market value of net assets acquired, including goodwill		$63,447,805
Less: common stock issued		(4,184,288)

Acquisition expenditures		$59,263,517

See notes to condensed consolidated financial statements—unaudited.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited

1. Basis of Presentation

     Dycom Industries, Inc. (“Dycom” or the “Company”) is a leading provider of specialty contracting services throughout the United States. These services include engineering, construction, maintenance and installation services to telecommunications providers, underground locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. The Company uses a fiscal year ending the last Saturday in July. Fiscal year 2005 consists of 52 weeks, while fiscal year 2004 consisted of 53 weeks.

     The condensed consolidated financial statements are unaudited and include the results of Dycom and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated balance sheets of the Company and the related condensed consolidated statements of operations and cash flows for the three and nine months reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the nine months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the entire year. For a better understanding of the Company and its financial statements, the Company recommends reading these condensed consolidated financial statements in conjunction with the Company’s audited financial statements for the year ended July 31, 2004, which are included in Dycom’s 2004 Annual Report on Form 10-K, filed on October 12, 2004.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For the Company, key estimates include revenue recognition for work in progress, allowance for doubtful accounts, self-insured claims liability, valuation of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies and litigation. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, the actual results could differ from those estimates and such differences may be material to the financial statements.

     Restricted Cash — At April 30, 2005 and July 31, 2004, the Company had approximately $5.2 million and $6.5 million, respectively, in restricted cash. This cash is included in other current assets and other assets on the consolidated balance sheets and is held as collateral in support of projected workers’ compensation, automobile and general liability obligations .

     Short-term Investments — Short-term investments consisted of market auction rate debt securities classified as “available for sale” securities. The Company maintains its investments with various financial institutions and minimizes its credit risk associated with investments by only investing in investment grade, liquid securities. The securities are reported at fair value and the Company uses market quotes provided by third parties to adjust the carrying value of its investments to fair value at the end of each period with any related unrealized gains and losses included as a separate component of stockholders’ equity, net of applicable taxes. Realized gains and losses and interest and dividends are included in interest income or interest expense, as appropriate. There were no material realized or unrealized gains or losses related to the securities for any of the periods presented. The Company has reclassified approximately $20.0 million of short-term investments as of July 31, 2004 that were previously presented as cash and equivalents to conform to current period presentation. Additionally, for the nine months ended April 30, 2005 and April 24, 2004, the net change in short-term investments of $20.0 million and $37.5 million, respectively, is included as a component of cash flows used in investing activities. The available for sale securities were classified as current based on the Company’s intent and practice of selling the securities at the scheduled auction dates within twelve months.

     Accounting for Stock-Based Compensation - Under Statement of Financial Accounting Standards (“SFAS”) No. 123 and No. 148, companies are permitted to continue to apply Accounting Principles Board (“APB”) Opinion No. 25. APB Opinion No. 25 recognizes compensation expense based on the intrinsic value of the equity instrument awarded. The Company continues to apply APB Opinion No. 25 to its stock-based compensation awards. The fair value of the options granted in fiscal 2005 and 2004 has been estimated at the date of grant using the Black-Scholes option-pricing model, which was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company’s options do not have the characteristics of traded options and the option valuation models do not necessarily provide a reliable measure of the fair value as they require the use of subjective assumptions. Changes in these assumptions can materially impact the fair value of the Company’s options. No stock-based compensation cost for stock option grants is reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. During the nine months ended April 30, 2005 and April 24, 2004, 922,400 and 874,676 options were granted, respectively. The pro forma weighted average fair value of options granted during the nine months ended April 30, 2005 was $19.89 per share based on a risk-free interest rate of 3.6%, an expected life of six years, expected volatility of 58.7% and no expected dividends. The pro forma weighted average fair value of options granted during the nine months ended April 24, 2004 was $14.63 per share based on a risk-free interest rate of 3.6%, an expected life of six years, expected volatility of 59.6% and no expected dividends. The pro forma disclosures required by SFAS No. 148 are presented below.

	For the Three Months Ended		For the Nine Months Ended
	April 30,	April 24,	April 30,	April 24,
	2005	2004	2005	2004
Net income, as reported	$13,712,525	$11,177,055	$36,706,957	$41,546,436

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,055,870)	(1,606,176)	(4,886,559)	(3,470,025)

Pro forma net income	$11,656,655	$9,570,879	$31,820,398	$38,076,411

Earnings per share:
Basic — as reported	$0.28	$0.23	$0.75	$0.86

Basic — pro forma	$0.24	$0.20	$0.65	$0.79

Diluted — as reported	$0.28	$0.23	$0.75	$0.85

Diluted — pro forma	$0.24	$0.19	$0.65	$0.78

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which amended SFAS No. 123. SFAS No. 123(R) requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. Prior to SFAS No. 123(R), only certain pro-forma disclosures of fair value were required. The pro forma compensation expense presented in the table above and in prior filings by the Company has been calculated using the Black-Scholes option pricing model. Those expenses may not be indicative of amounts which should be expected in future periods.

     In March 2005, the SEC released Staff Accounting Bulletin 107, Share Based Payments (SAB 107). The interpretations in SAB 107 express views of the SEC staff regarding the application of SFAS No. 123(R). SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC’s views regarding the valuation of share-based payment arrangements. In April 2005, the SEC adopted a new rule amending the effective dates of SFAS No. 123(R) for public companies by issuing Release 33-8568. The new rule allows registrants to implement SFAS No. 123(R) at the beginning of their next fiscal year that beings after June 15, 2005. SFAS No. 123(R) is effective for the Company in the first quarter of fiscal 2006. The Company is currently evaluating the impact of SFAS No. 123(R) and SAB 107, and believes the standard could have a material impact on the financial statements of the Company commencing in fiscal 2006.

     Comprehensive Income — During the first nine months of fiscal 2005 and fiscal 2004 the Company did not have any changes in its equity resulting from non-owner sources and, accordingly, comprehensive income was equal to the net income amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

2. Earnings Per Share

     Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period and potentially dilutive common stock equivalents. Potential common stock equivalents that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS No. 128.

	For the Three Months Ended		For the Nine Months Ended
	April 30,	April 24,	April 30,	April 24,
	2005	2004	2005	2004
Net income available to common stockholders (numerator)	$13,712,525	$11,177,055	$36,706,957	$41,546,436

Weighted-average number of common shares (denominator)	48,828,142	48,510,119	48,712,816	48,274,824

Basic earnings per common share	$0.28	$0.23	$0.75	$0.86

Weighted-average number of common shares	48,828,142	48,510,119	48,712,816	48,274,824
Potential common stock arising from stock options	350,802	572,791	516,546	564,365

Total shares-diluted (denominator)	49,178,944	49,082,910	49,229,362	48,839,189

Diluted earnings per common share	$0.28	$0.23	$0.75	$0.85

Antidilutive weighted shares excluded from the calculation of earnings per share	2,858,907	1,322,468	1,475,604	1,767,674

3. Acquisitions

     On November 25, 2003, the Company acquired substantially all of the assets and assumed certain of the liabilities associated with those assets of First South Utility Construction, Inc. (“First South”). Consideration consisted of approximately $50.3 million in cash, adjusted for cash received by the Company from the settlement of an escrow agreement in the second quarter of 2005, and 175,840 shares of Dycom’s common stock. In conjunction with the acquisition, the Company also paid approximately $9 million for excess working capital consisting primarily of accounts receivable and unbilled revenue. First South provided specialty contracting services to telecommunications customers.

     On December 3, 2003, the Company acquired UtiliQuest Holdings Corp. (“UtiliQuest”) for a cash purchase price of approximately $116.1 million. UtiliQuest is a provider of underground locating services. Under the terms of the purchase agreement, UtiliQuest merged with a newly-formed subsidiary of the Company and survived as a wholly owned subsidiary of the Company. In connection with the acquisition, the Company borrowed approximately $85.0 million under its previous credit agreement. This amount was repaid during fiscal 2004 .

     On September 21, 2004, the Company acquired certain assets and assumed certain liabilities of RJE Telecom, Inc. (“RJE”) for a purchase price of approximately $9.8 million in cash. RJE provides specialty contracting services primarily to telephone companies.

     The Company accounted for the acquisitions above using the purchase method of accounting. Accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The purchase price allocation for the RJE acquisition is preliminary as the Company continues to assess the valuation of the acquired assets and liabilities. Purchase price in excess of the fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. The operating results of the companies acquired are included in the accompanying consolidated financial statements from their respective date of purchase. The purchase prices of the above acquisitions were allocated as follows:

	(dollars in thousands)
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

	(dollars in thousands)
	RJE	First South	UtiliQuest
Assets:
Cash and equivalents	$—	$—	$1,394
Accounts receivable, net	4,278	7,069	15,652
Costs and estimated earnings in excess of billings	3,735	6,069	—
Deferred tax asset, net	—	—	2,074
Other current assets	—	551	3,277
Property and equipment	395	6,530	15,141
Goodwill	—	42,842	73,910
Tradename	—	155	4,870
Intangibles — customer relationships	1,423	3,300	27,500
Other tangibles, net	—	800	—
Deferred tax asset, net	—	—	5,484
Other assets	37	—	5,096

Total assets	9,868	$67,316	154,398

Liabilities:
Accounts payable	—	$2,094	1,110
Capital leases — short term	—	—	5,110
Accrued self-insured claims	—	—	11,755
Other accrued liabilities	91	1,774	6,053
Capital leases — long term	—	—	5,688
Notes payable — long term	—	—	3,797
Accrued self-insured claims — long term	—	—	4,803

Total liabilities	91	$3,868	38,316

Net assets acquired	$9,777	$63,448	$116,082

     The following unaudited pro forma summaries present the Company’s consolidated results of operations as if RJE, First South and UtiliQuest acquisitions had occurred on July 27, 2003, the first day of the Company’s fiscal year 2004.

	For the Three Months Ended		For the Nine Months Ended
	April 30,	April 24,	April 30,	April 24,
	2005	2004	2005	2004
Total revenues	$247,659,880	$225,701,070	$741,426,057	$695,675,907
Income before income taxes	22,794,727	18,693,208	61,162,076	72,266,723
Net income	13,712,525	11,152,006	36,931,850	43,443,980

Earnings per share:
Basic	$0.28	$0.23	$0.76	$0.90
Diluted	$0.28	$0.23	$0.75	$0.89

4. Accounts Receivable

     Accounts receivable consist of the following:

	April 30,	July 31,
	2005	2004
Contract billings	$133,183,593	$131,297,850
Retainage	1,727,730	3,798,657
Other receivables	1,280,227	617,705

Total	136,191,550	135,714,212
Less allowance for doubtful accounts	2,229,310	3,787,700

Accounts receivable, net	$133,962,240	$131,926,512

     The allowance for doubtful accounts changed as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 30,	April 24,	April 30,	April 24,
	2005	2004	2005	2004
Allowance for doubtful accounts, beginning of period	$2,493,458	$4,184,516	$3,787,700	$3,978,538
Allowance for doubtful account balances from acquisitions	—	—	214,678	100,000
Amounts charged (credited) to bad debt expense	(44,000)	(932,692)	(30,503)	612,688
Write-offs, net of recoveries	(220,148)	464,840	(1,742,565)	(974,562)

Allowance for doubtful accounts, end of period	$2,229,310	$3,716,664	$2,229,310	$3,716,664

     As of April 30, 2005 and April 24, 2004, the Company expected to collect all retainage balances within the next twelve months.

     In the second quarter of fiscal 2004, the Company sold accounts receivable which consisted of pre-petition trade receivables due from Adelphia Communications Corporation with a carrying value of $21.6 million. The Company received proceeds on the sale of $34.2 million and recorded a gain on the sale, net of expenses, of $11.4 million. In the third quarter of fiscal 2004, the Company recorded $0.9 million for the recovery of previously written off accounts receivable.

5. Costs and Estimated Earnings on Contracts in Progress

     Costs and estimated earnings on contracts in progress, net of progress billings, are as follows:

	April 30,	July 31,
	2005	2004
Costs incurred on contracts in progress	$57,165,286	$44,920,291
Estimated to date earnings	11,621,523	13,270,608

Total costs and estimated earnings	68,786,809	58,190,899
Less billings to date	395,611	157,195

	$68,391,198	$58,033,704

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$68,786,809	$58,175,272
Billings in excess of costs and estimated earnings	(395,611)	(141,568)

	$68,391,198	$58,033,704

6. Property and Equipment

     The accompanying consolidated balance sheets include the following property and equipment:

	April 30,	July 31,
	2005	2004
Land	$4,606,876	$4,671,162
Buildings	10,379,237	10,417,351
Leasehold improvements	1,653,635	1,500,904
Vehicles	145,646,013	136,423,499
Furniture and fixtures	26,426,336	23,543,950
Equipment and machinery	113,884,506	103,132,612

Total	302,596,603	279,689,478
Less accumulated depreciation	195,213,640	179,336,565

Property and equipment, net	$107,382,963	$100,352,913

     Depreciation expense and repairs and maintenance expense for the three and nine months ended April 30, 2005 and April 24, 2004 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 30,	April 24,	April 30,	April 24,
	2005	2004	2005	2004
Depreciation expense	$10,685,796	$9,445,934	$33,120,352	$29,260,163
Repairs and maintenance expense	$4,102,565	$4,335,844	$13,173,911	$10,802,206

7. Intangible Assets

     Intangible assets included in the accompanying consolidated balance sheets are as follows:

	Weighted
	Average Life
	In Years	April 30, 2005	July 31, 2004
Carrying amount:
Licenses	5	$51,030	$51,030
Covenants not to compete	5-7	1,250,843	1,250,843
UtiliQuest tradename	—	4,700,000	4,700,000
Tradenames	4-5	325,000	325,000
Customer relationships	15	32,222,522	30,800,000
Backlog	4	1,236,154	1,236,154

		39,785,549	38,363,027

Accumulated amortization:
Licenses		51,030	45,803
Covenants not to compete		644,199	486,697
Tradenames		160,794	117,669
Customer relationships		3,765,936	1,692,999
Backlog		1,031,937	841,138

		5,653,896	3,184,306

Net		$34,131,653	$35,178,721

     Amortization expense was $838,991 and $663,667 for the three months ended April 30, 2005 and April 24, 2004, respectively, and $2,469,590 and $1,192,378 for the nine months ended April 30, 2005 and April 24, 2004, respectively. Amortization for the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit while the amortization for other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible assets. Estimated amortization expense for fiscal 2005 and each of the four succeeding years and thereafter is as follows:

Amount:
Fiscal year ending July :
2005	$3,274,199
2006	$3,184,855
2007	$3,005,853
2008	$2,977,517
2009	$2,515,092
Thereafter	$16,943,726

8. Accrued Self-Insured Claims

     The Company retains the risk, up to certain limits, for automobile liability, general liability, workers’ compensation, employee group health claims, and locate damage claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as an accrued liability. The locate damage claims result from property and other damages arising in connection with the Company’s utility locating services. Claims are estimated and developed by the Company based on facts, circumstances and historical evidence. The self-insured claims liability includes incurred but not reported losses of approximately $24.5 million and $20.7 million at April 30, 2005 and July 31, 2004, respectively.

     Factors affecting the determination of amounts to be accrued for self-insured claims include, but are not limited to, the expected cost for existing and anticipated claims, the frequency of claims, payment patterns for incurred claims, the hazard level of our operations, the overall level of medical cost inflation, changes in the medical conditions of claimants, economic factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations. The calculation of the estimated accrued liability for self-insured claims is subject to inherent uncertainty. If actual results significantly differ from estimates used to calculate the liability, the Company’s financial condition and results of operations may be materially impacted.

     With regard to losses occurring in fiscal year 2005, the Company has retained the risk to $1.0 million on a per occurrence basis for workers compensation and for automobile liability and to $250,000 for general liability with the exception of UtiliQuest. For UtiliQuest, the Company has retained the risk to $2.0 million for general liability. Within its umbrella coverage, the Company has retained the risk of loss for automobile liability and general liability and damage claims between $2.0 and $5.0 million, on a per occurrence basis, with an aggregate stop loss for this layer of $10.0 million. The retention amounts are applicable in those states in which the Company operates and is allowed to retain the risk. For fiscal year 2005, the Company has an aggregate stop loss coverage for these exposures at a stated retention of approximately $33.8 million and an umbrella liability coverage to a policy limit of $75.0 million.

     For losses under the Company’s employee health plan occurring during fiscal 2005, the Company has retained the risk, on an annual basis, of $200,000 per participant. For fiscal 2005, the Company has an aggregate stop loss coverage for this exposure at the stated retention of approximately $27.5 million.

     Accrued self-insured claims consist of the following:

	April 30,	July 31,
	2005	2004
Current:
Accrued auto, general liability and workers’ compensation	$13,111,429	$10,030,304
Accrued employee group health	3,947,592	2,932,153
Accrued damage claims	10,537,599	9,334,530

	27,596,620	22,296,987

Non-current:
Accrued auto, general liability and workers’ compensation	20,081,109	19,524,261
Accrued damage claims	3,346,263	2,948,902

	23,427,372	22,473,163

Total accrued self-insured claims	$51,023,992	$44,770,150

9. Other Accrued Liabilities

     Other accrued liabilities consist of the following:

	April 30,	July 31,
	2005	2004
Accrued payroll and related taxes	$15,153,899	$17,882,725
Accrued employee bonus and benefit costs	6,498,422	9,127,699
Accrued construction costs	9,605,884	5,268,133
Other	9,826,111	9,249,910

Other accrued liabilities	$41,084,316	$41,528,467

10. Notes and Capital Leases Payable

     Notes and capital leases payable are summarized as follows:

	April 30,	July 31,
	2005	2004
Capital leases	$4,330,300	$7,515,737
Notes payable	3,666,856	3,721,100
Equipment loans	14,523	20,159

	8,011,679	11,256,996
Less current portion	3,305,195	4,162,978

Notes and capital leases payable — non-current	$4,706,484	$7,094,018

     During the second quarter of fiscal 2005, the Company and a syndicate of banks entered into a new five-year $300 million unsecured revolving Credit Agreement (“Credit Agreement”) that replaced the Company’s prior credit agreement. The Credit Agreement provides the Company with a commitment of $300 million for a five-year period and includes a $100 million sublimit for the issuance of letters of credit. As of April 30, 2005, the Company had $37.3 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are primarily issued to insurance companies as part of the Company’s self-insurance program.

     The Credit Agreement requires that the Company maintain certain financial covenants and imposes certain conditions including restricting its ability to encumber assets or incur certain types of indebtedness. The Company must maintain a leverage ratio of not greater than 2.75:1.00 and maintain an interest coverage ratio of not less than 2.75:1.00, in each case as measured at the end of each fiscal quarter. The Company must also maintain consolidated tangible net worth of not less than $200,000,000 plus the sum of (i) 50% of consolidated net income (if positive) from December 21, 2004 to the date of computation and (ii) 75% of the equity issuances made from December 21, 2004 to the date of computation. At April 30, 2005, the Company was in compliance with all financial covenants and conditions under the Credit Agreement.

     At the Company’s option, loans under the Credit Agreement bear interest, at either the bank’s Base Rate or LIBOR, plus a spread. This spread is predicated upon the Company’s current leverage ratio. The bank’s Base Rate is the greater of the lead bank’s prime rate or the federal funds rate plus 0.50%. At April 30, 2005, the Company’s borrowings would be at the bank’s Base Rate or LIBOR plus a spread of 1.0%. The Company deferred approximately $1.4 million of fees related to the Credit Agreement, which are being amortized over its five year term. In addition, the Company is required to pay a quarterly facility fee, at rates that range from 0.200% to 0.375% of the unutilized commitments depending on the Company’s leverage ratio. However, in the event the Company is utilizing less than one-third of the facility the fee will be .375% of the unutilized commitments. Obligations under the credit agreement are guaranteed by certain material subsidiaries of the Company.

     As part of the acquisition of UtiliQuest, the Company assumed the obligations of UtiliQuest under a long-term note to a former owner of a subsidiary of UtiliQuest in the amount of $3.6 million. This note bears interest at 6%, payable semi-annually on March 31 and September 30, and is due on November 16, 2006. Amounts due may be set-off against certain indemnification claims, if any, by UtiliQuest against the obligor. Additionally, as part of the acquisition, the Company acquired capital lease obligations with respect to certain vehicles and computer equipment that expire at various dates into fiscal 2007. Future minimum lease payments for the capital leases are as follows:

Capital
Leases
2005	$1,000,532
2006	2,908,369
2007	573,090

Future minimum lease payments	4,481,991
Less: portion representing interest	151,691

Future minimum lease payments, net	$4,330,300

11. Other income, net

     The components of other income, net, are as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 30,	April 24,	April 30,	April 24,
	2005	2004	2005	2004
Gain on sale of fixed assets	$3,025,506	$1,595,615	$4,444,680	$2,493,788
Miscellaneous income	188,891	324,568	546,655	854,807

Total other income, net	$3,214,397	$1,920,183	$4,991,335	$3,348,595

12. Commitments and contingencies

     The federal employment tax returns for two of the Company’s subsidiaries have been audited by the Internal Revenue Service (“IRS”). As a result of the audit, the Company received an original proposed assessment from the IRS in March 2004. At issue, according to the examination reports, are the taxpayers’ characterization of certain employee reimbursements for the years 2000 and 2001. The Company reached an agreed assessment with the IRS regarding one of the two subsidiaries. The amount of the agreed assessment, which was paid in the first quarter of fiscal 2005, was recorded against the accrual for this matter that the Company established in fiscal 2004. Subsequent to this agreement, $7.4 million of the proposed assessment is still at issue. The Company continues to disagree with the amount of the proposed assessment with respect to the other subsidiary and is pursuing an administrative appeal of this matter which the Company intends to vigorously defend. The Company believes it has a number of legal defenses available that may substantially reduce the proposed assessment and has therefore not recorded any significant liability with respect to the remaining assessment.

     In the normal course of business, certain of the Company’s subsidiaries have pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims or proceedings will have a material effect on the Company’s consolidated financial statements.

13. Capital Stock

     On November 23, 2004 and January 3, 2005 the Company granted 3,500 and 46,500 restricted shares, respectively, of its common stock to the Chief Operating Officer of the Company, pursuant to his employment agreement. The restricted shares vest over a period of four years on December 31 of each year. Upon issuance of the restricted shares, deferred compensation aggregating $1.5 million was charged to stockholders’ equity for the fair value of the restricted stock and is being recognized as compensation expense ratably over the four year vesting period. Non-cash compensation expense of approximately $0.1 million was recognized during the three and nine months ended April 30, 2005 related to the vesting of the restricted shares.

     On November 25, 2003 and January 2, 2004, the Company granted 5,000 and 100,000 restricted shares, respectively, of its common stock to the Chief Executive Officer of the Company, pursuant to his employment agreement. The restricted shares vest over a period of four years on December 31 of each year. Upon issuance of the restricted shares, deferred compensation aggregating $2.8 million was charged to stockholders’ equity for the fair value of the restricted stock and is being recognized as compensation expense ratably over the four year vesting period. Non-cash compensation expense of approximately $0.2 million and $0.5 million was recognized during the three and nine months ended April 30, 2005, respectively, related to the vesting of the restricted shares.

     On November 25, 2003, the Company issued 175,840 shares of common stock in connection with the acquisition of substantially all of the assets of First South and the assumption of certain liabilities associated with those assets.

     On February 24, 2003, the Board of Directors authorized the repurchase of up to $25 million worth of the Company’s common stock over an eighteen-month period. No shares were repurchased under this program which expired in August 2004.

     On November 26, 2002, the shareholders of the Company approved the 2002 Directors Restricted Stock Plan whereby non-employee directors must elect to receive a minimum percentage of their annual retainer fees in restricted shares of the Company’s common stock. The Company has reserved 100,000 shares of its common stock for issuance under the plan. The number of restricted shares of the Company’s common stock to be granted is based on the fair market value of a share of common stock on the date such fees are payable. As of April 30, 2005, 9,778 shares had been issued under this plan at a weighted average market price of $21.90 per share.

14. Related Party Transactions

     The Company leases administrative offices from entities related to officers of certain of its subsidiaries. The total expense under these arrangements for the three months ended April 30, 2005 and April 24, 2004 was $313,038 and $372,905, respectively, and $943,292 and $1,184,062 for the nine months ended April 30, 2005 and April 24, 2004, respectively. The remaining future minimum lease commitments under these arrangements during each fiscal year through fiscal year 2009 and thereafter is as follows:

Related Party
Future Minimum
Lease Payments
2005	$289,416
2006	1,155,164
2007	1,120,755
2008	1,009,025
2009	490,200
Thereafter	606,550

Total	$4,671,110

15. Segment Information

     The Company operates throughout the United States in one reportable segment as a specialty contractor. The Company provides engineering, construction, maintenance and installation services to telecommunications providers, underground locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. These services are provided by the Company’s various subsidiaries. All of the Company’s subsidiaries have been aggregated into one reporting segment due to their similar customer bases, products and production methods, and distribution methods. The following table presents information regarding contract revenues by type of customer:

	For the Three Months Ended		For the Nine Months Ended
	April 30,	April 24,	April 30,	April 24,
	2005	2004	2005	2004
Telecommunications	$185,796,954	$161,364,736	$551,035,153	$488,304,939
Utility line locating	53,971,429	50,982,476	154,937,052	98,061,627
Electric utilities and other customers	7,891,497	7,214,858	29,391,852	25,585,920

Total contract revenues	$247,659,880	$219,562,070	$735,364,057	$611,952,486

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. Our revenues may fluctuate as a result of changes in the capital expenditure and maintenance budgets of our customers, and changes in the general level of construction activity. The capital expenditure and maintenance budgets of our telecommunications customers may be impacted by consumer demands on telecom providers, actions of the Federal Communications Commission and general economic conditions, while the balance of our services are primarily impacted by general economic conditions. For the nine months ended April 30, 2005, specialty contracting services related to the telecommunications industry, underground utility locating and electric and other construction and maintenance to electric utilities and others contributed approximately 74.9%, 21.1% and 4.0%, respectively, to our total contract revenues.

     A significant portion of our services are covered by multi-year master service agreements and we are currently a party to approximately 200 master service agreements. Master service agreements generally have the following characteristics: contract periods of one or more years, exclusivity and customer specified service requirements. In addition, master service agreements typically provide that we will furnish a specified unit of service for a specified unit price (i.e., fiber optic cable will be installed underground for a specified rate of dollars per foot). In some cases, a customer may terminate these agreements for convenience with written notice. Recently master service agreements have tended to be obtained or extended on negotiated terms, while historically these agreements have primarily been awarded through a competitive bidding process.

     The remainder of our services are provided pursuant to contracts for particular jobs. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Short-term contracts generally are three to four months in duration. A portion of our contracts include retainage provisions under which 5% to 10% of the contract invoicing is withheld subject to project completion and acceptance by the customer.

     The following table summarizes our contract revenues from long-term contracts, including multi-year master service agreements as a percentage of total contract revenues:

		% of Contract Revenue
	For the Three Months Ended		For the Nine Months Ended
	April 30,	April 24,	April 30,	April 24,
	2005	2004	2005	2004
Multi-year master service agreements	52.8%	53.4%	52.9%	47.5%
Other long-term contracts	36.8%	36.6%	35.7%	39.0%

Total long-term contracts, including multi-year master service agreements	89.6%	90.0%	88.6%	86.5%

     For the three months ended April 30, 2005 and April 24, 2004, the percent of revenue derived from long-term contracts and multi-year master service agreements has remained relatively consistent. The percentage increase in revenue derived from long-term contracts, including multi-year master service agreements, for the nine months ended April 30, 2005 compared to April 24, 2004 is primarily due to agreements in place at UtiliQuest Holdings Corp. (“UtiliQuest”) which was acquired in December 2003. Many of the UtiliQuest agreements are multi-year master service agreements which have increased the number of multi-year service agreements as a percentage of all total long-term contracts.

     Revenues from services provided to customers are reported as earned and are recognized when services are performed. The majority of our contracts are based on the units of delivery method and revenue is recognized as the unit is completed. Revenue on other percentage of completion contracts is recognized based on the ratio of contract costs incurred to date to total estimated contract costs. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

     We derive a significant amount of our revenue from telecommunications companies. During fiscal 2002 and into fiscal 2003, certain segments of the telecommunications industry suffered a severe downturn that resulted in certain of our customers experiencing financial difficulties. Several of our customers filed for bankruptcy protection, including Adelphia Communications Corporation (“Adelphia”) and WorldCom, Inc. (“WorldCom”). The downturn in the telecommunications industry in fiscal 2002 and 2003 adversely affected capital expenditures for infrastructure projects even among customers that were not experiencing financial difficulties. Generally, capital expenditures by telecommunications customers increased in fiscal 2004 and 2005. Although the Company does not believe that any of its significant customers are experiencing significant financial difficulty as of April 30, 2005, additional bankruptcies of companies in the telecommunications sector could reduce our cash flows and adversely impact our liquidity.

     A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total contract revenue received from customers contributing at least 2.5% of our total contract revenue in either the three or nine month period ending April 30, 2005 or April 24, 2004:

	For the Three Months Ended
	April 30,	April 24,
	2005	2004
Verizon	32.8%	3.3%
BellSouth	16.7%	15.3%
Comcast Corporation	7.7%	28.0%
Sprint	6.7%	7.7%
Charter Communications	3.6%	3.2%
Qwest	3.2%	6.2%
DIRECTV	3.0%	3.3%
Alltel	2.4%	2.9%
Adelphia	1.3%	5.6%

	For the Nine Months Ended
	April 30,	April 24,
	2005	2004
Verizon	24.1%	1.7%
BellSouth	16.0%	13.3%
Comcast Corporation	13.0%	30.6%
Sprint	7.5%	10.7%
Qwest	4.2%	5.9%
Charter Communications	3.5%	3.2%
DIRECTV	3.3%	3.2%
Alltel	2.3%	3.2%
Adelphia	1.4%	5.8%

     Cost of earned revenues includes all the direct costs of providing services under our contracts, including those for construction personnel, subcontractors, operation of capital equipment (excluding depreciation), and insurance. Our customers generally provide the materials that are to be used for a particular contract and we provide the personnel, tools, and equipment to perform the installation services. The materials supplied by our customers are not included in our revenue or costs of sales as the customer retains the financial and performance risk associated with the materials. We retain the risk, up to certain limits, for automobile liability, general liability, workers’ compensation, employee group health claims, and locate damage claims. A change in experience or actuarial assumptions related to these risks could materially affect our results of operations.

     General and administrative costs include all of our costs at the corporate level, as well as subsidiary management personnel and administrative overhead. Our management personnel, including subsidiary management, perform substantially all sales and marketing functions as part of their management responsibilities and, accordingly, we have not incurred material selling expenses.

Acquisitions

     On November 25, 2003, we acquired substantially all of the assets and assumed certain of the liabilities associated with those assets of First South Utility Construction, Inc. (“First South”). Consideration consisted of approximately $50.3 million in cash, adjusted for cash we received from the settlement of an escrow agreement in the second quarter of 2005, and 175,840 shares of Dycom’s common stock. In conjunction with the acquisition, we also paid approximately $9 million for excess working capital consisting primarily of accounts receivable and unbilled revenue. The purchase price was paid from cash on hand. First South provided specialty contracting services to telecommunications customers.

     On December 3, 2003, we acquired UtiliQuest for a cash purchase price of approximately $116.1 million. UtiliQuest is a provider of underground locating services. Under the terms of the purchase agreement, UtiliQuest merged with a newly-formed subsidiary of the Company and survived as a wholly owned subsidiary of the Company. In connection with the acquisition, we borrowed approximately $85.0 million under our previous credit agreement. This amount was repaid during fiscal 2004.

     On September 21, 2004, we acquired certain assets and assumed certain liabilities of RJE Telecom Inc. (“RJE”), for a purchase price of approximately $9.8 million in cash. RJE provides specialty contracting services primarily to telephone companies.

     As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review various strategic opportunities and periodically engage in discussions regarding such possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to achieve our acquisition strategy and successfully integrate any businesses acquired.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for work in progress, allowance for doubtful accounts, self-insured claims liability, valuation of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies and litigation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended July 31, 2004 for further information regarding our critical accounting policies and estimates.

Results of Operations

The following table sets forth, as a percentage of contract revenues earned, certain items in our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended
	April 30, 2005		April 24, 2004
		(dollars in millions)
Revenues:
Contract revenues	$247.7	100.0%	$219.6	100.0%

Expenses:
Cost of earned revenues, excluding depreciation	195.9	79.1	174.6	79.5
General and administrative	20.9	8.5	17.8	8.1
Depreciation and amortization	11.5	4.7	10.1	4.6

Total expenses	228.4	92.2	202.5	92.2

Interest income (expense), net	0.3	0.1	(0.3)	(0.1)
Other income, net	3.2	1.3	1.9	0.9

Income before income taxes	22.8	9.2	18.7	8.5

Provision for income taxes	9.1	3.7	7.6	3.4

Net income	$13.7	5.5%	$11.2	5.1%

	For the Nine Months Ended
	April 30, 2005		April 24, 2004
		(dollars in millions)
Revenues:
Contract revenues	$735.4	100.0%	$612.0	100.0%
Expenses:

Cost of earned revenues, excluding depreciation	586.6	79.8	472.9	77.3
General and administrative	57.8	7.9	54.1	8.9
Depreciation and amortization	35.6	4.8	30.5	5.0

Total expenses	680.0	92.5	557.5	91.1

Interest income (expense), net	0.5	0.1	(0.2)	(0.0)
Other income, net	5.0	0.7	3.3	0.6
Gain on sale of long-term accounts receivable	—	—	11.4	1.9

Income before income taxes	60.8	8.3	69.0	11.3

Provision for income taxes	24.1	3.3	27.4	4.5

Net income	$36.7	5.0%	$41.5	6.8%

     Revenues.

     The following table presents information regarding total contract revenues by type of customer for the three months ended April 30, 2005 and April 24, 2004:

	For the Three Months Ended
	April 30, 2005		April 24, 2004
	Contract		Contract			%
	Revenue	% of Total	Revenue	% of Total	Increase	Increase
	(dollars in millions)
Telecommunications	$185.8	75.0%	$161.4	73.5%	$24.4	15.1%
Utility line locating	54.0	21.8%	51.0	23.2%	3.0	5.9%
Electric utilities and other customers	7.9	3.2%	7.2	3.3%	0.7	9.4%

Total contract revenues	$247.7	100.0%	$219.6	100.0%	$28.1	12.8%

     Contract revenues increased $28.1 million, or 12.8%, in the quarter ended April 30, 2005 compared to the quarter ended April 24, 2004. Of this increase, $24.4 million was attributable to an increase in specialty contracting services provided to telecommunications companies, $3.0 million was attributable to underground utility locating services provided to various utilities, and $0.7 million was attributable to construction and maintenance services provided to electric utilities and others. RJE, acquired in September 2004, contributed $11.8 million of telecommunications services revenues during the quarter ended April 30, 2005. The following table presents contract revenue by type of customer excluding the effect of acquisitions:

	For the Three Months Ended
	April 30,	April 24,		%
	2005	2004	Increase	Increase
	(dollars in millions)
Telecommunications	$174.0	$161.4	$12.7	7.9%
Utility line locating	54.0	51.0	3.0	5.9%
Electric utilities and other customers	7.9	7.2	0.7	9.4%

Total contract revenues	$235.9	$219.6	$16.3	7.4%

     Excluding revenue from RJE, contract revenues from telecommunications services for the quarter ended April 30, 2005 were $174.0 million, an increase of 7.9% from the quarter ended April 24, 2004. This increase in our telecommunications service revenues, excluding the impact of RJE, was primarily attributable to revenues from a significant customer engaged in a fiber deployment project and general increases in construction activities for other telecommunications customers. The increase was offset in part by a decline in revenues from two customers that are completing upgrade projects to their networks.

     During the quarter ended April 30, 2005, our total contract revenues from underground utility locating services increased $3.0 million, or 5.9%, as compared to the quarter ended April 24, 2004. The increase in our revenue from underground utility locating services was primarily attributable to additional work performed for existing customers.

     During the quarter ended April 30, 2005, our total contract revenues from electric utilities and other construction and maintenance services increased $0.7 million, or 9.4%, as compared to the quarter ended April 24, 2004. The increase in our revenue from electric utilities and other construction and maintenance services was primarily attributable to fiscal 2005 electric maintenance contracts that were in the start-up phase in fiscal 2004. This increase was offset in part by the completion of a customer contract in the Southeastern United States during fiscal 2005.

     The following table presents information regarding total contract revenues by type of customer for the nine months ended April 30, 2005 and April 24, 2004:

	For the Nine Months Ended
	April 30, 2005		April 24, 2004
	Contract		Contract			%
	Revenue	% of Total	Revenue	% of Total	Increase	Increase
	(dollars in millions)
Telecommunications	$551.0	74.9%	$488.3	79.8%	$62.7	12.9%
Utility line locating	154.9	21.1%	98.1	16.0%	56.9	58.0%
Electric utilities and other customers	29.4	4.0%	25.6	4.2%	3.8	14.9%

Total contract revenues	$735.4	100.0%	$612.0	100.0%	$123.4	20.2%

     Contract revenues increased $123.4 million, or 20.2%, for the nine months ending April 30, 2005 as compared to the nine months ended April 24, 2004. Of this increase, $62.7 million was attributable to an increase in specialty contracting services provided to telecommunications companies, $56.9 million was attributable to in underground utility locating services provided to various utilities, and $3.8 million was attributable to construction and maintenance services provided to electric utilities and others. RJE and First South, acquired in September 2004 and November 2003, respectively, contributed $66.9 million and $18.1 million of contract revenues from telecommunications services during the nine months ended April 30, 2005 and April 24, 2004, respectively. UtiliQuest, acquired December 2003, contributed $106.6 million and $51.6 million of contract revenues from underground utility locating services during the nine months ended April 30, 2005 and April 24, 2004, respectively. The following table presents contract revenue by type of customer excluding the effect of acquisitions:

	For the Nine Months Ended
	April 30,	April 24,		%
	2005	2004	Increase	Increase
	(dollars in millions)
Telecommunications	$484.1	$470.2	$13.9	3.0%
Utility line locating	48.3	46.5	1.9	4.1%
Electric utilities and other customers	29.4	25.6	3.8	14.9%

Total contract revenues	$561.9	$542.3	$19.6	3.6%

     Excluding revenue from RJE and First South for each period, contract revenues from telecommunications services for the nine months ended April 30, 2005 were $484.1 million compared to $470.2 million for same period in 2004, an increase of 3.0%. This increase in our telecommunications service revenues, excluding the impact of RJE and First South, was attributable to revenues from one of our significant customers engaged in a fiber deployment project, and general increases in construction activities for other telecommunications customers. The increase was offset in part by a decline in revenues from two customers that are completing upgrade projects to their networks and a decline in revenue from a construction and maintenance contract with a significant customer.

     Excluding the revenue of UtiliQuest for each period, revenues from underground utility locating services for the nine months ended April 30, 2005 were $48.3 million compared to $46.5 million for same period in 2004, an increase of 4.1%. This increase is primarily the result of additional work performed for existing customers. The increase was offset by reduced demand during the first quarter of fiscal 2005 in the Southern United States due to poor weather conditions.

     Our total contract revenues from electric utilities and other construction and maintenance services increased $3.8 million, or 14.9% for the nine months ended April 30, 2005 as compared to the nine months ended April 24, 2004. The increase in revenues from electric utilities and other construction and maintenance services was primarily attributable to fiscal 2005 electric maintenance contracts that were in the start-up phase in fiscal 2004. This increase was offset in part by the completion of a customer contract in the Southeastern United States during fiscal 2005.

     Costs of Earned Revenues.

     Costs of earned revenues increased $21.3 million to $195.9 million in the quarter ended April 30, 2005 from $174.6 million in the quarter ended April 24, 2004. The primary components of this dollar increase were direct labor, subcontractor costs, direct materials, equipment and other direct costs which increased $2.6 million, $14.3 million, $3.3 million and $1.1 million, respectively, due to higher levels of operations during the quarter ended April 30, 2005. As a percentage of contract revenues, costs of earned revenues decreased 0.4% for the quarter ended April 30, 2005 as compared to the quarter ended April 24, 2004. Included in cost of earned revenues for the quarter ended April 24, 2004 was a $2.3 million charge recorded to payroll tax expense in connection with a federal employment tax audit. Excluding this charge, costs of earned revenues as a percentage of contract revenues increased 0.6% for the quarter ended April 30, 2005 as compared to the quarter ended April 24, 2004. Included in this change was a 2.9% increase of subcontractor costs, from the greater use of subcontracted labor in the current fiscal period and additional costs associated with the ramp-up of activities for a fiber deployment project of a significant customer. Direct materials also increased by approximately 0.9% as a percentage of revenue primarily due to an increase in projects in which we provided materials to the customer compared to the same period last year. These increases were partially offset by a 1.6% decline in direct labor and 1.6% decline in equipment and other costs as a result of utilizing more subcontracted labor during the current period.

     Costs of earned revenues increased $113.7 million to $586.6 million for the nine months ended April 30, 2005 from $472.9 million for the nine months ended April 24, 2004. The increase in cost of earned revenues for the nine month period was primarily the result of increased levels of operations during the period. The primary components of this dollar increase were direct labor, subcontractor costs, direct materials, equipment and other direct costs which increased $46.4 million, $37.3 million, $8.8 million and $21.1 million, respectively, due to higher levels of operations during the nine months ended April 30, 2005. As a percentage of contract revenues, costs of earned revenues increased 2.5% for the nine months ended April 30, 2005 as compared to the nine months ended April 24, 2004. Included in cost of earned revenues for the nine months ended April 24, 2004 was a $2.3 million charge recorded to payroll tax expense in connection with a federal employment tax audit. Excluding this charge, costs of earned revenues as a percentage of contract revenues increased 2.9% for the nine months ended April 30, 2005 as compared to the nine months ended April 24, 2004. Included in this change were increases of 1.8% for direct labor and 0.5% for subcontractor costs. These increases were in part the result of higher utility locating services as a percentage of total revenue which generally has higher costs as a percentage of revenue. We also incurred difficult weather conditions during the first quarter of fiscal 2005, additional costs associated with the ramp-up of activities for a fiber deployment project of a significant customer, and additional costs associated with the demobilization activities for a significant customer that is completing an upgrade project to its broadband network. Direct materials also increased by approximately 0.5% as a percentage of revenue primarily due to an increase in projects in which we provided materials to the customer compared to the same period last year.

     General and Administrative Expenses. General and administrative expenses increased $3.2 million to $20.9 million for the quarter ended April 30, 2005 as compared to $17.8 million in the quarter ended April 24, 2004. General and administrative expenses increased as a percentage of contract revenues to 8.5% in the quarter ended April 30, 2005 from 8.1% in the quarter ended April 24, 2004. The increase in general and administrative expenses for the three month period was primarily a result of increased operational activity and a significant increase in professional fees related to our Sarbanes Oxley compliance efforts. The percentage increase in general and administrative expenses for the three month period is primarily the result of the above mentioned professional fees.

     General and administrative expenses increased $3.7 million to $57.8 million for the nine months ended April 30, 2005 from $54.1 million for the nine months ended April 24, 2004. General and administrative expenses decreased as a percentage of contract revenues to 7.9% for the nine months ended April 30, 2005 from 8.9% for the nine months ended April 24, 2004. The increase in general and administrative expenses for the nine month period was primarily a result of increased operational activity. In addition, we incurred significant professional fees related to our Sarbanes Oxley compliance efforts. The percentage decrease in general and administrative expenses for the nine month period is primarily due to the impact of the fixed nature of the expenses in relation to the higher contract revenues during the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004.

     Depreciation and Amortization. Depreciation and amortization increased $1.4 million to $11.5 million in the quarter ended April 30, 2005 as compared to $10.1 million in the quarter ended April 24, 2004, and increased as a percentage of contract revenues to 4.7% from 4.6%. Depreciation and amortization increased $5.1 million to $35.6 million for the nine months ended April 30, 2005 as compared to $30.5 million for the nine months ended April 24, 2004, and decreased as a percentage of contract revenues to 4.8% from 5.0%. The dollar increase was primarily due to increased depreciation and amortization from property and equipment and intangible assets related to the first quarter acquisition of RJE and the fiscal year 2004 acquisitions of UtiliQuest and First South, as well as increased levels of capital expenditures during the second half of fiscal 2004 and during fiscal 2005.

     Gain on Sale of Accounts Receivable. At July 26, 2003, we had pre-petition outstanding receivables from Adelphia of approximately $21.6 million after a write-down of $19.1 million. In the second quarter of fiscal 2004, we sold the Adelphia accounts receivable and recorded an $11.4 million gain on the sale.

     Interest Income. Interest income increased to $0.4 million for the three months ended April 30, 2005 as compared to $0.1 million for the same period last year. Interest income increased to $0.8 million for the nine months ended April 30, 2005 as compared to interest income of $0.6 million for the nine months ended April 24, 2004. The increase in interest income primarily reflects higher interest rates compared to those in the prior periods.

     Interest Expense. Interest expense decreased by $0.3 million to $0.1 million for the quarter ended April 30, 2005 compared to

$0.4 million for the quarter ended April 24, 2004. Interest expense decreased by $0.6 million to $0.3 million for the nine months ended April 30, 2005 as compared to interest expense of $0.9 million for the nine months ended April 24, 2004. The decrease in both the three and nine month periods was due to prior year borrowings in connection with the UtiliQuest acquisition which were repaid during the third quarter of fiscal 2004 and the pay down of capital obligations.

     Other Income, net. Other income, which primarily includes net gains on the sale of idle assets, increased $1.3 million to $3.2 million for the quarter ended April 30, 2005 compared to $1.9 million for the quarter ended April 24, 2004. Other income increased $1.6 million to $5.0 million in the nine months ended April 30, 2005 from $3.3 million in the nine months ended April 24, 2004. The increases were a result of greater levels of assets sold during the current fiscal year periods.

     Income Taxes.

     The following table presents our income tax expense and effective income tax rate for the three and nine months ended April 30, 2005 and April 24, 2004:

	For the Three Months Ended		For the Nine Months Ended
	April 30,	April 24,	April 30,	April 24,
	2005	2004	2005	2004
		(dollars in millions)
Income taxes	$9.1	$7.6	$24.1	$27.4
Effective income tax rate	39.8%	40.3%	39.6%	39.8%

     Variations in our tax rate are primarily attributable to non-deductible and non taxable items for tax purposes in relation to our pre- tax income and fluctuations in state apportionment rates.

     Net Income. Net income was $13.7 million and $36.7 million in the quarter and nine months ended April 30, 2005, respectively, as compared to $11.2 million and $41.5 million in the quarter and nine months ended April 24, 2004.

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

     Cash and cash equivalents totaled $75.6 million at April 30, 2005 compared to $31.4 million at July 31, 2004. The following table presents our cash flow components for the nine months ended April 30, 2005 and April 24, 2004:

	For the Nine Months Ended
	April 30,	April 24,
	2005	2004
	(dollars in millions)
Net cash flows:
Provided by operations	$68.7	$104.2
(Used in) investing activities	$(23.4)	$(149.8)
(Used in) provided by financing activities	$(1.0)	$1.7

     Cash from operating activities. For the nine months ended April 30, 2005, net cash provided from operating activities was $68.7 million compared to $104.2 million for the nine months ended April 24, 2004. Net income, adjusted for non-cash items, was our main source of operating cash flow. Non-cash items during the nine months ended April 30, 2005 primarily included depreciation, amortization, deferred income taxes and the gain on disposal of assets. In addition to these same items, during the nine months ended April 24, 2004, we received net proceeds from the sale of long-term accounts receivable of $34.2 million and recognized a gain on the sale of long-term accounts receivable of $11.4 million. Changes in working capital and changes in other long term assets and liability items combined used $4.8 million of operating cash flow during the nine month periods ended April 30, 2005 as compared to $16.1 million provided for the nine months ended April 24, 2004. Components of these working capital changes during the nine months ended April 30, 2005 were decreases in accounts receivable of $2.3 million attributable to collection and billing activities, a decrease in income taxes receivable of $8.2 million, and an increase in accrued self-insured claims and other liabilities of $4.6 million attributable to increased operating levels. These cash flow increases were partially offset by an increase in unbilled receivables of $6.6 million due to increased operational activity, a decrease in accounts payable of $6.8 million attributable to the timing of receipt and payment of invoices, and an increase in other current assets and other assets of $5.4 million and $1.2 million, respectively, primarily resulting from increases in prepaid insurance and other prepaid costs.

     Based on quarterly revenues, days sales outstanding for current accounts receivable, net was 49.2 days for the quarter ended April 30, 2005 compared to 52.8 days for the quarter ended April 24, 2004. Based on quarterly revenues, days sales outstanding for unbilled revenues, net was 25.1 days for the quarter ended April 30, 2005 compared to 19.1 days for the quarter ended April 24, 2004.

     Cash from investing activities. For the nine months ended April 30, 2005, net cash used in investing activities was $23.4 million as compared to $149.8 million for the nine months ended April 24, 2004. For the nine month periods ended April 30, 2005 and April 24, 2004, investing activities included capital expenditures of $41.9 million and $18.7 million, respectively, offset in part by $7.0 million and $6.2 million, respectively, in proceeds from the sale of idle assets. Net proceeds from the sale and purchase of short-term investments contributed $20.0 million and $37.5 million for the nine months ended April 30, 2005 and April 24, 2004, respectively. During the nine months ended April 24, 2004, we used proceeds from the sale of short term investments as part of the funding for the First South and UtiliQuest acquisitions, which comprised acquisition expenditures of $174.7 million. During the nine months ended April 30, 2005, we paid $9.8 million for the acquisition of RJE and received escrowed funds in connection with the First South acquisition.

     Cash from financing activities. For the nine months ended April 30, 2005, net cash used in financing activities was $1.0 million compared to $1.7 million provided for the nine months ended April 24, 2004. Principal payments of approximately $3.2 million on capital leases, and debt issuance costs of $1.4 million were offset by proceeds from the exercise of stock options of $3.7 million for the nine months ended April 30, 2005. For the nine months ended April 24, 2004, exercise of employee stock options provided $3.6 million and capital lease payments were $1.9 million. Additionally, for the second quarter of fiscal 2004 we borrowed $85.0 million under our credit agreement in connection with the UtiliQuest acquisition and repaid the borrowings during the third quarter of fiscal 2004.

     During the second quarter of fiscal 2005 we entered into a new five-year $300 million revolving unsecured Credit Agreement (the “Credit Agreement”) with a syndicate of banks that replaced the Company’s prior credit agreement. The Credit Agreement provides us with a commitment of $300 million for a five-year period expiring on December 21, 2009, and includes a $100 million sublimit for the issuance of letters of credit. As of April 30, 2005, we had $37.3 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are primarily issued to insurance companies as part of our self-insurance program.

     The Credit Agreement requires that we maintain certain financial covenants and imposes certain conditions including restricting our ability to encumber assets or incur certain types of indebtedness. We must maintain a leverage ratio of not greater than 2.75:1.00 and maintain an interest coverage ratio of not less than 2.75:1.00, as measured at the end of each fiscal quarter. We must also maintain consolidated tangible net worth of not less than $200,000,000 plus the sum of (i) 50% of consolidated net income (if positive) from December 21, 2004 to the date of computation and (ii) 75% of the equity issuances made from December 21, 2004 to the date of computation. At April 30, 2005, we were in compliance with all financial covenants and conditions under the Credit Agreement.

     At our option, loans under the Credit Agreement bear interest, at either the bank’s Base Rate or LIBOR, plus a spread. This spread is predicated upon our current leverage ratio. The bank’s Base Rate is the greater of the lead bank’s prime rate or the federal funds rate plus 0.50%. Currently, our borrowings would be at the bank’s Base Rate or LIBOR plus a spread of 1.0%. We deferred approximately $1.4 million of fees related to the Credit Agreement, which are being amortized over its five year term. Additionally, we are required to pay a quarterly facility fee, at rates that range from 0.200% to 0.375% of the unutilized commitments depending on our leverage ratio. However, in the event we are utilizing less than one-third of the facility the fee will be ..375% of the unutilized commitments. Obligations under the agreement are guaranteed by certain of our material subsidiaries.

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

     Contractual Obligations

     The following tables set forth our contractual obligations, including interest, for each of our fiscal years through 2009 and thereafter, including related party leases:

	Notes and Loans	Capital	Operating	Employment
	Payable	Leases	Leases	Agreements	Total
2005	$36,296	$1,000,532	$1,718,125	$994,273	$3,749,226
2006	144,876	2,908,369	5,303,165	3,011,574	11,367,984
2007	3,644,265	573,090	3,514,426	1,828,661	9,560,442
2008	2,283	—	2,147,266	1,310,558	3,460,107
2009	2,210	—	1,347,292	407,225	1,756,727
Thereafter	7,274	—	3,610,635	—	3,617,909

Total	$3,837,204	$4,481,991	$17,640,909	$7,552,291	$33,512,395

     Related party transactions. We lease some of our administrative offices from officers of our subsidiaries or entities related to officers of subsidiaries. The total expense under these arrangements for the nine months ended April 30, 2005 and April 24, 2004 was $0.9 million and $1.2 million, respectively.

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

     Backlog. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts. For certain recently initiated multi-year projects relating to fiber deployments, we have included in backlog only those amounts relating to calendar year 2005. In many instances our customers are not contractually committed to specific volumes of services under a contract. However, the customer is obligated if the services are requested by the customer. Many of these contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with customers and our experience in procurements of this nature. However, there can be no assurance as to a customer’s requirements during a particular period or that such estimates at any point in time are accurate.

     Our backlog at April 30, 2005 and July 31, 2004 was $1.2 billion and $1.2 billion, respectively. We expect to complete approximately 55.1% of our current backlog during the next twelve months.

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

     In addition, we have experienced and expect to continue to experience quarterly variations in revenues and net income as a result of other factors, including:

•	the timing and volume of customers’ construction and maintenance projects,

•	budgetary spending patterns of customers,

•	the commencement or termination of master service agreements and other long-term agreements with customers,

•	costs incurred to support growth internally or through acquisitions,

•	fluctuation in results of operations caused by acquisitions,

•	changes in mix of customers, contracts, and business activities, and

•	fluctuations in insurance expense accruals due to changes in claims experience and actuarial assumptions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We considered the provision of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments” in determining our market risk. We had no significant holdings of derivative financial or commodity instruments at April 30, 2005. A review of our other financial instruments and risk exposures at that date revealed that we had exposure to interest rate risk. At April 30, 2005, we performed sensitivity analyses to assess the potential effect of this risk and concluded that a hypothetical change in interest rates of 100 basis points would not materially affect our financial position, results of operations or cash flow.

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

     There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15(d)–15(f) under the Securities Exchange Act of 1934, as amended), that occurred during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5. Other Information

     The Company entered into a Consulting Agreement on May 26, 2005 with Michael K. Miller, general counsel and secretary. Pursuant to the agreement, effective July 10, 2005, Mr. Miller will provide consulting services to the Company through March 11, 2006 and will no longer be an employee of the Company. Payments under the agreement will be made monthly for an aggregate consideration of approximately $161,500.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibits furnished pursuant to the requirements of Form 10-Q:

Number	Description
(10.1)	Consulting Agreement between Michael K. Miller and Dycom Industries Inc. dated as of May 26, 2005

(11)	Statement re computation of per share earnings; All information required by Exhibit 11 is presented within Note 2 of the Company’s condensed consolidated financial statements in accordance with the provisions of SFAS No. 128

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYCOM INDUSTRIES, INC.

Registrant

Date: May 26, 2005	/s/ Steven E. Nielsen

Name: Steven E. Nielsen

Title: President and Chief Executive Officer

Date: May 26, 2005	/s/ Richard L. Dunn

Name: Richard L. Dunn

Title: Senior Vice President and Chief Financial Officer