Form 10-K
period 2005-07-30
DYCOM INDUSTRIES INC
filed 2005-09-09
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-5423

Dycom Industries, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State of incorporation)	(I.R.S. Employer Identification No.)
11770 US Highway 1, Suite 101, Palm Beach Gardens, Florida (Address of principal executive offices)	33408 (Zip Code)

Registrant’s telephone number, including area code

(561) 627-7171

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.33 1/3 per share	New York Stock Exchange

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

90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).    Yes ☑         No ☐

     Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).    Yes ☐         No ☑

     The aggregate market value of the common stock, par value $0.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on January 29, 2005 was $1,288,186,866.

     There were 48,868,644 shares of common stock with a par value of $0.33 1/3 outstanding at September 6, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

     The definitive proxy statement relating to the Registrant’s Annual Meeting of shareholders, to be held on November 28, 2005, is incorporated by reference in Part III to the extent described herein.

PART I

Item 1.	Business

Overview

      We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. For the fiscal year ended July 30, 2005, specialty contracting services related to the telecommunications industry, underground utility locating, and electric and other construction and maintenance to electric utilities and others contributed approximately 74.3%, 21.6%, and 4.1%, respectively, to our total revenues.

      We have established relationships with many leading telephone companies, cable television multiple system operators, a direct broadcast satellite operator, and electric utilities including Verizon Communications Inc. (“Verizon”), BellSouth Corporation (“BellSouth”), Comcast Cable Corporation (“Comcast”), Sprint Nextel Corporation (“Sprint”), Qwest Communications International, Inc. (“Qwest”), Charter Communications, Inc. (“Charter”), DIRECTV Group, Inc. (“DIRECTV”), Alltel Corporation (“Alltel”), and Adelphia Communications Corporation (“Adelphia”). We are party to over 200 master service agreements. During fiscal 2005, approximately 88.8% of our total revenues were produced by multi-year master service agreements and other long-term agreements.

Specialty Contracting Services

Telecommunications Services

      Engineering. We provide outside plant engineers and drafters to telecommunication providers. These personnel design aerial, underground and buried fiber optic, copper, and coaxial cable systems that extend from the telephone company central office or cable operator headend to the consumer’s home or business. The engineering services we provide to telephone companies include: the design of service area concept boxes, terminals, buried and aerial drops, transmission and central office equipment; and the proper administration of feeder and distribution cable pairs. For cable television multiple system operators, we perform make-ready studies, strand mapping, field walk-out, computer-aided radio frequency design and drafting, and fiber cable routing and design. We obtain rights of way and permits in support of our engineering activities and those of others, and provide construction management and inspection personnel in conjunction with engineering services or on a stand-alone basis.

      Construction, Maintenance, and Installation. We place and splice fiber, copper, and coaxial cables. In addition, we excavate trenches in which to place these cables; place related structures such as poles, anchors, conduits, manholes, cabinets and closures; place drop lines from main distribution lines to the customer’s home or business; and maintain and remove all of these facilities. These services are provided to both telephone companies and cable television multiple system operators in connection with the deployment of new networks and the expansion or maintenance of existing networks. We also provide installation and related services to a direct broadcast satellite operator.

      Premise Wiring. We provide premise wiring services to a variety of large corporations and some governmental agencies. These services are predominantly limited to the installation, repair and maintenance of telecommunications infrastructure within improved structures.

Underground Utility Locating Services

      We provide underground utility locating services to a variety of utility companies including telecommunication providers. Under various state laws, excavators are required prior to excavating, to request from utility companies the location of their underground facilities in order to prevent utility network outages and to safeguard the general public from the consequences of damages to underground utilities. Utilities are required to respond to these requests to mark underground and buried facilities within specified time periods. Our underground utility locating services include locating telephone, cable television, power and gas lines for these utility companies.

Electric Utilities and Other Construction and Maintenance Services

      We perform construction and maintenance services for electric utilities and others. We perform these services primarily on a stand-alone basis which typically includes installing and maintaining overhead and underground power distribution lines. In addition, we periodically provide these services for the combined projects of telecommunication providers and electric utility companies, primarily in joint trenching situations, in which services are being delivered to new housing subdivisions. We also maintain and install underground natural gas transmission and distribution systems for gas companies.

Revenues by Type of Customer

      The following table represents revenues by type of customer for fiscal years 2005, 2004 and 2003:

	Fiscal Year Ended

	July 30, 2005	July 31, 2004	July 26, 2003

Telecommunications	74.3%	78.0%	87.0%
Utility line locating	21.6	18.1	9.0
Electric utilities and other construction and maintenance	4.1	3.9	4.0

Total	100.0%	100.0%	100.0%

Business Strategy

      Capitalize on Long-Term Growth Drivers. We are well positioned to benefit from society’s increased demand for reliable video, voice, and data services. As telecommunications networks experience increased demand for those services, our customers must continually expand the capacity, and improve the performance, of their existing networks and, in certain instances, deploy new networks. This is increasingly important as the service offerings of the telephone and cable industries begin to converge, with each beginning to offer reliable, competitively priced voice, video, and data services to consumers. Due to the declining cost and expanding capabilities of telecommunications equipment, telecommunications network operators are better able to make enhancements to their network infrastructure in order to provide these services. As a result of these factors, the networks of our customers increasingly face demands for more capacity and greater reliability, which in turn, increase the needs of our customers for our services.

      Selectively Increase Market Share. We believe our reputation for high quality service and our ability to provide services nationally create opportunities for expanding our market share. In our view, our decentralized operating structure and numerous points of contact within customer organizations position us favorably to win new opportunities with existing customers. In an environment of increasing customer demand, our significant financial resources enable us to aggressively address larger opportunities which some of our relatively capital constrained competition may be unable to do. However, we do not intend to seek greater market share by pursuing unprofitable work.

      Pursue Disciplined Financial and Operating Strategies. We currently manage, and expect to continue to manage, the financial aspects of our business by centralizing certain activities which allow us to reduce costs through leveraging our scope and scale while sustaining and enhancing our control environment. We continue to centrally maintain functions such as treasury, tax and risk management, the requisition and approval of capital equipment procurements, the design and purchase of employee benefits plans, as well as the review and promulgation of “best practices” in other aspects of our operations. Concurrently, we intend to continue to decentralize the recording of transactions and the financial reporting necessary for timely operational decisions. We believe this approach creates and requires greater accountability for business outcomes from our local decision makers. We also maintain a decentralized approach to marketing, operations, and ongoing customer service, empowering local managers to capture new business and execute contracts on a timely and cost-effective basis. We believe this approach will enable us to utilize our capital resources effectively and efficiently, while retaining the organizational agility necessary to compete with our predominantly small, privately held local competitors.

      Pursue Selective Acquisitions. We selectively pursue acquisitions when doing so is operationally and financially beneficial, although we do not solely rely on acquisitions for growth. In particular, we pursue those acquisitions that provide us with incremental revenue and geographic diversification while complementing our existing operations. We generally target for acquisition companies that have defendable leadership positions in their market niches; profitability which meets or exceeds industry averages; proven operating histories; sound management; and certain clearly identifiable cost synergies.

Customer Relationships

      Our current customers include leading telephone companies such as Verizon, BellSouth, Sprint, Qwest, Alltel, CenturyTel Inc., SBC Communications, Inc., and Citizens Communications Company. We also provide telecommunications engineering, construction and maintenance services to a number of cable television multiple system operators, including Comcast, Charter, Adelphia, Cablevision Systems Corp., Insight Communications Company, Inc., Mediacom Communications Corporation, and Time Warner, Inc. and a direct broadcast satellite operator, DIRECTV. Premise wiring services are provided to various corporations and state and local governments.

      Our customer base is highly concentrated with our top five customers in each of our last three fiscal years accounting for approximately 64% of our total revenues. During fiscal 2005, approximately 25.1% of our total revenues were derived from Verizon, 16.6% from BellSouth, and 11.3% from Comcast. We believe that a substantial portion of our total revenues and operating income will continue to be derived from a concentrated group of customers.

      A significant amount of our business is performed under master service agreements. Master service agreements generally have the following characteristics: contract periods of one or more years, exclusivity and customer specified service requirements. Exclusivity often has a number of exceptions including, but not limited to, the ability by the customer to issue to others work orders valued above a specified dollar limit, the self-performance of the work by the customer’s in house workforce if available, and the ability to use other providers when jointly placing facilities with another utility. In addition, master service agreements typically provide that we will furnish a specified unit of service for a specified unit price (e.g., fiber optic cable will be installed underground for a specified rate of dollars per foot). In most cases, a customer may terminate these agreements for convenience with written notice. Each agreement contemplates hundreds of individual construction and maintenance projects generally valued at less than $10,000 each.

      The customer’s decision to engage us with respect to a specific construction or maintenance project is often made by customer management working with our subsidiaries. As a result, although our project work is concentrated among relatively few customers, our relationships with these customers are generally broad and extend deeply into their organizations. Historically, master service agreements have been awarded primarily through a competitive bidding process; however, recently we have been able to extend some of these agreements on negotiated terms. We also enter into long-term single project contracts and one-off individual projects with our customers.

      Our markets are served locally by dedicated and experienced management personnel. Management of our subsidiaries possesses intimate knowledge of their particular markets and we believe our decentralized operations allow us to be more responsive in addressing regional customer needs. Our sales and marketing efforts are the responsibility of our management and that of our operating subsidiaries. These marketing efforts tend to focus on personal contacts with managers within our customer’s organizations.

Backlog

      Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts, including master service agreements. In many instances our customers are not contractually committed to specific volumes of services under a contract. However, the customer is obligated once the services are requested by the customer and provided by us. Our backlog totaled $1.1 billion and $1.2 billion at July 30, 2005 and July 31, 2004, respectively. We expect to complete approximately 48.8% of the July 30, 2005 backlog during fiscal year 2006. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with customers and our experience in procurements of this nature. For certain recently initiated multi-year projects relating to fiber deployments for one of our significant customers, we have included in backlog only those amounts relating to calendar year 2005. We have taken this approach with respect to these fiber deployment projects because, when initially installed, they are not required for the day-to-day provision of services by our customer. Consequently, these programs have generally been subject to more uncertainty, as compared to those of our other customers, with regards to budgets and activity levels. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time.

Safety and Risk Management

      We are committed to ensuring that our employees perform their work safely. We regularly communicate with our employees to reinforce that commitment and to instill safe work habits. Our subsidiary safety directors review all accidents and claims for our operations, examine trends and implement changes in procedures to address safety issues. Claims arising in our business generally include workers’ compensation, various general liability and damage claims, and claims related to vehicle accidents, including personal injury and property damage. We self insure against the risk of loss attendant to our operations to certain deductible limits in states where we are permitted to do so and we retain risk, up to certain limits, under our self-insured employee health plan.

      We carefully monitor claims and actively participate with our insurers in determining claims estimates and adjustments. We accrue the estimated costs of self-insured claims as liabilities, including estimates for claims incurred but not reported. Due to fluctuations in our loss experience from year to year, insurance accruals have varied and affected operating margins. If we experience insurance claims in excess of our umbrella coverage limit, our business could be materially and adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of Notes to Consolidated Financial Statements.

Competition

      The specialty contracting services industry in which we operate is highly fragmented. The industry is characterized by a large number of participants, including several large companies as well as a number of small, privately held, local competitors. We also face competition from the in-house service organizations of our existing or prospective customers, particularly telecommunications providers that employ personnel who perform some of the same types of services that we provide. Although a significant portion of these services is currently outsourced and we have been performing specialty contracting services for over 20 years, our existing or prospective customers may elect to discontinue outsourcing specialty contracting services in the future. In addition, there are relatively few barriers to entry into the markets in which we operate. As a result, any organization that has adequate financial resources and access to technical expertise may become a competitor.

      A significant portion of our revenue is currently derived from master service agreements and price is often an important factor in the award of such agreements. Accordingly, we could be underbid by our competitors if they elect to discount their services to procure such business. Our competitors may develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position.

      We believe that the principal competitive factors for our services include geographic presence, breadth of service offerings, worker and general public safety, price and quality of service. We believe that we compete favorably with our competitors on the basis of these factors.

Employees

      As of July 30, 2005, we employed 8,228 persons. Approximately 131 of our employees are represented by a local collective bargaining unit. The number of our employees varies according to the level of our work in progress. We maintain a nucleus of technical and managerial personnel to supervise all projects and add employees as needed to complete specific projects. We also utilize the services of subcontractors to assist with projects on a regular basis.

Materials and Subcontractors

      For the majority of our contracts, our customers provide the materials that are to be used and we provide the personnel, tools, and equipment to perform the installation and maintenance services. The customer determines the specifications of the necessary materials and we are only responsible for the performance of the contracted services. Customer provided materials are not included in revenue and cost of sales as the customer retains the financial and performance risk associated with the materials. In contracts for which we are required to supply part or all of the materials, we are not dependent upon any one source for the materials that we customarily use to complete the job. We do not manufacture any significant amounts of material for resale. We are not presently experiencing, nor do we anticipate experiencing, any difficulties in procuring an adequate supply of materials.

      We use independent contractors to perform portions of the services that we provide. These independent contractors typically are small, locally owned companies. Independent contractors typically provide their own employees, vehicles, tools, and insurance coverage. We are not dependent on any single independent contractor. We use independent contractors to help manage our work flow and reduce the amount that we may otherwise be required to spend on fixed assets.

Seasonality

      Our revenues are affected by seasonality. Most of our work is performed outdoors and consequently, our results of operations are impacted by extended periods of inclement weather. Generally, inclement weather occurs during the winter season which falls during the second and third quarter of our fiscal year. In addition, a disproportionate percentage of total holidays fall within our second quarter, which impacts the number of available workdays.

Environmental Matters

      A significant portion of our operations result in work performed underground. As a result, we are potentially subject to material liabilities related to encountering underground objects which may cause the release of hazardous materials or substances. Additionally, the environmental laws and regulations which relate to our business include those regarding the removal and remediation of hazardous substances and waste. These laws and regulations can impose significant fines and criminal sanctions for violations. Costs associated with the discharge of hazardous materials or substances may include clean-up costs and related damages or liabilities. These costs could be significant and could adversely affect our results of operations and cash flows.

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

      We lease our executive offices located in Palm Beach Gardens, Florida. Our subsidiaries operate from owned or leased administrative offices, district field offices, equipment yards, shop facilities, and temporary storage locations throughout the United States. Our leased properties operate under both non-cancelable and cancelable leases. We believe that our facilities are adequate for our current operations and additional facilities would be available if necessary.

Item 3.	Legal Proceedings

      The federal employment tax returns for two of our subsidiaries have been audited by the Internal Revenue Service (“IRS”). As a result of the audit, we received an original proposed assessment from the IRS in March 2004. At issue, according to the examination reports, are the taxpayers’ characterization of certain employee reimbursements for the calendar years 2000 and 2001. We reached an agreed assessment with the IRS regarding one of the two subsidiaries. We recorded the amount of the agreed assessment, which we paid during fiscal 2005, against the accrual for this matter established in fiscal 2004. Subsequent to this agreement, $7.4 million of the proposed assessment is still at issue. We continue to disagree with the amount of the proposed assessment with respect to the other subsidiary and are pursuing an administrative appeal for this matter which we intend to vigorously defend. We believe we have a number of legal defenses available that may substantially reduce the proposed assessment and have therefore not recorded any significant liability with respect to the remaining assessment.

      In the normal course of business, we are subject to various claims and legal proceedings. We have retained certain self-insurance risks with respect to prospective losses for third-party liability, workers’ compensation, property damage, group health insurance provided to employees and other types of insurance. In these cases, the effect on our financial statements is generally limited to the amount of our insurance deductible or self-insurance retention. It is the opinion of our management, based on information available at this time, that none of these current claims or proceedings will have a material adverse effect on our consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

      During the fourth quarter of the year covered by this report, no matters were submitted to a vote of our security holders whether through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “DY”. The following table shows the range of the high and low closing sales prices for each quarter within the last two fiscal years as reported on the NYSE.

	Fiscal 2005		Fiscal 2004

	High	Low	High	Low

First Quarter	$33.04	$24.28	$23.80	$16.10
Second Quarter	35.39	26.39	29.80	20.83
Third Quarter	27.33	22.04	28.05	22.25
Fourth Quarter	26.04	18.54	28.00	20.74

      As of September 6, 2005, there were approximately 520 holders of record of our $0.33 1/3 par value per share common stock. The common stock closed at a high of $24.91 and a low of $17.72 during the period July 30, 2005 through September 6, 2005.

      Since 1982, we have paid no cash dividends. Our board of directors regularly evaluates our dividend policy based on our financial condition, profitability, cash flow, capital requirements, and the outlook of our business. We currently intend to retain any earnings for use in the business and for investment in acquisitions and consequently we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 6.	Selected Financial Data

      The following table sets forth certain selected financial data for the fiscal years ended July 30, 2005, July 31, 2004, July 26, 2003, July 27, 2002, and July 28, 2001. We use a fiscal year ending on the last Saturday in July. Fiscal 2005 consisted of 52 weeks, fiscal 2004 consisted of 53 weeks, and fiscal 2003, fiscal 2002, and fiscal 2001 consisted of 52 weeks. Fiscal 2006 will consist of 52 weeks.

      We account for acquisitions referred to in the footnotes to this table under the purchase method of accounting, and amounts set forth in our selected financial data include the results and balances of the acquired company from its acquisition date. You should read this data in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

	Fiscal Year Ended

	2005(1)	2004(2)	2003	2002(3)	2001(4)

	(in thousands, except per share amounts)
Operating Data:
Revenues	$986,627	$872,716	$618,183	$624,021	$826,746
Income (loss) before income taxes and cumulative effect of change in accounting principle(5)	58,634	97,180	30,455	(26,590)	104,983
Cumulative effect of change in accounting principle, net of $12,117 income tax benefit(6)	—	—	—	(86,929)	—
Net income (loss)	$24,314	$58,633	$17,149	$(123,027)	$61,410
Earnings Per Common Share:
Basic earnings (loss) per common share	$0.50	$1.21	$0.36	$(2.73)	$1.45
Diluted earnings (loss) per common share	$0.49	$1.20	$0.36	$(2.73)	$1.44
Balance Sheet Data (at end of period):
Total assets	$696,709	$651,835	$536,543	$514,553	$575,696
Long-term liabilities	$28,187	$30,396	$15,470	$12,705	$21,867
Stockholders’ equity	$549,810	$518,961	$450,340	$431,297	$468,881

(1)	Amounts include the results and balances of RJE Telecom, Inc. (“RJE”) (acquired September 21, 2004) since its acquisition date.

(2)	Amounts include the results and balances of UtiliQuest Holdings, Corp. (“UtiliQuest”) (acquired December 2003) and the results and balances of First South Utility Construction, Inc. (“First South”) (acquired November 2003) since their respective acquisition dates.

(3)	Amounts include the results and balances of Arguss Communications, Inc. (“Arguss”) (acquired February 2002) since its acquisition date.

(4)	Amounts include the results and balances of Cable Connectors, Inc. (acquired October 2000), Schaumberg Enterprises, Inc. (acquired December 2000), Point to Point Communications, Inc. (acquired December 2000), Stevens Communications, Inc. (acquired January 2001), and Nichols Holding, Inc. (acquired April 2001) since their respective acquisition dates.

(5)	During fiscal 2005, we incurred a goodwill impairment charge of $29.0 million related to our White Mountain Cable (“WMC”) subsidiary, as a result of our annual SFAS No. 142, “Goodwill and Other Intangible Assets” valuation of reporting units (see Note 7 in Notes to Consolidated Financial Statements). During fiscal 2002, two of our customers, Adelphia and WorldCom, Inc., filed for bankruptcy protection and as a result, we incurred goodwill impairment charges of approximately $45.1 million for our WMC subsidiary and approximately $2.5 million for our Point-to-Point Communication, Inc. subsidiary.

(6)	During fiscal 2002, we incurred a goodwill impairment charge of $99.0 million ($86.9 million after tax) as a result of the adoption of SFAS No. 142. The subsidiaries for which an impairment charge was recognized consisted of Apex Digital, Inc., Globe Communications, Inc., Locating, Inc., Point-to-Point Communications, Inc., Tesinc Inc., Nichols Construction, Inc., C-2 Utility Contractors, Inc. and Lamberts’ Cable Splicing Co.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. For the fiscal year ended July 30, 2005, specialty contracting services related to the telecommunications industry, underground utility locating, and electric and other construction and maintenance to electric utilities and others contributed approximately 74.3%, 21.6%, and 4.1%, respectively, to our total revenues.

      We conduct our operations primarily through our subsidiaries. Our revenues may fluctuate as a result of changes in the capital expenditure and maintenance budgets of our customers, and changes in the general level of construction activity. The capital expenditure and maintenance budgets of our telecommunications customers may be impacted by consumer demands on telecom providers, actions of the Federal Communications Commission and the introduction of new communication technologies, while the balance of our services are primarily impacted by general economic conditions.

      A significant portion of our services are covered by multi-year master service agreements, and we are currently a party to over 200 of these agreements. Master service agreements generally have the following characteristics: contract periods of one or more years, exclusivity and customer specified service requirements. Exclusivity often has a number of exceptions, including but not limited to, the ability by the customer to issue to others work orders valued above a specified dollar limit, the self-performance of the work by the customer’s in house workforce if available, and the ability to use others when jointly placing facilities with another utility. In addition, master service agreements typically provide that we will furnish a specified unit of service for a specified unit price (e.g., fiber optic cable will be installed underground for a specified rate of dollars per foot). In most cases, a customer may terminate these agreements for convenience with written notice.

      The remainder of our services is provided pursuant to contracts for particular jobs. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Short-term contracts generally are three to four months in duration. A portion of our contracts include retainage provisions under which 5% to 10% of the contract invoicing is withheld subject to project completion and acceptance by the customer.

      The following table summarizes our revenues from long-term contracts, including multi-year master service agreements, as a percentage of total revenue:

	% of Revenue
	Fiscal Year Ended

	July 30, 2005	July 31, 2004

Multi-year master service agreements	54.3%	49.9%
Other long-term contracts	34.5%	37.1%

Total long-term contracts	88.8%	87.0%

      The percentage increase in revenue derived from long-term contracts, including multi-year master service agreements, is primarily due to agreements in place at UtiliQuest which was acquired in December 2003. Many of the UtiliQuest agreements are multi-year master service agreements which have increased the number of multi-year service agreements as a percentage of all total long-term contracts.

      We recognize revenue using the units of delivery or cost-to-cost measures of the percentage of completion method of accounting. Revenues from services provided to customers are recognized when services are performed. The majority of our contracts are based on units of delivery and revenue is recognized as each unit is completed. Revenue from other contracts is recognized using the cost-to-cost measures of the percentage of completion method and is based on the ratio of contract costs incurred to date to total estimated contract costs.

      We derive a significant amount of our revenue from telecommunications companies. During fiscal 2002 and into fiscal 2003, certain segments of the telecommunications industry suffered a severe downturn that resulted in certain of our customers experiencing financial difficulties. Several of our customers filed for bankruptcy protection, including Adelphia Communications Corporation (“Adelphia”) and WorldCom, Inc. (“WorldCom”). The downturn in the telecommunications industry in fiscal 2002 and 2003 adversely affected capital expenditures for infrastructure projects even among our customers that did not experience financial difficulties. Generally, these situations eased in fiscal 2004 and 2005. Although we do not believe that any of our significant customers are experiencing significant financial difficulty as of July 30, 2005, additional bankruptcies of companies in the telecommunications sector could reduce our revenues and adversely impact our liquidity. In addition, master service agreements can generally be terminated by these customers on short notice regardless of financial difficulties or other considerations.

      A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from customers contributing at least 2.5% of our total revenue for either fiscal 2005 or 2004:

	Fiscal Year Ended

	July 30,	July 31,	July 26,
	2005	2004	2003

Verizon	25.1%	3.7%	0.5%
BellSouth	16.6%	14.0%	12.1%
Comcast	11.3%	28.5%	33.0%
Sprint	7.5%	10.1%	7.6%
Qwest	3.9%	6.1%	5.5%
Charter	3.5%	3.3%	3.4%
DIRECTV	3.2%	3.2%	5.6%
Alltel	2.4%	3.0%	2.6%
Adelphia	1.6%	5.1%	4.8%

      Cost of earned revenues includes all the direct costs of providing services under our contracts, including those for construction personnel, subcontractors, operation of capital equipment (excluding depreciation), and insurance. For the majority of our contracts, our customers provide the materials that are to be used and we provide the personnel, tools, and equipment to perform the installation and maintenance services. The materials supplied by our customers are not included in our revenue or costs of sales as the customer retains the financial and performance risk associated with the materials. We retain the risk, up to certain limits, for automobile liability, general liability, workers’ compensation, locate damage claims, and employee group health claims. Locate damage claims result from property and other damages arising in connection with our utility locating services. A change in claims experience or actuarial assumptions related to these risks could materially affect our results of operations.

      General and administrative costs include all of our costs at the corporate level, as well as costs of our subsidiaries’ management personnel and administrative overhead. Our executive management, including senior managers of our subsidiaries, performs substantially all sales and marketing functions as part of their management responsibilities and, accordingly, we have not incurred material sales and marketing expenses.

Acquisitions

      On September 21, 2004, we acquired certain assets and assumed certain liabilities of RJE Telecom Inc. (“RJE”) for a cash purchase price of approximately $9.8 million. RJE provides specialty contracting services primarily to telephone companies. On December 3, 2003, we acquired UtiliQuest for a cash purchase price of approximately $116.1 million. UtiliQuest is a provider of underground locating services. In connection with the acquisition of UtiliQuest, we borrowed approximately $85.0 million under our previous credit agreement. This amount was repaid during fiscal 2004. On November 25, 2003, we acquired substantially all of the assets and assumed certain of the liabilities associated with those assets of First South Utility Construction, Inc. (“First South”). First South provided specialty contracting services to telecommunications customers. Consideration consisted of approximately $50.3 million in cash, adjusted for cash we received from the settlement of an escrow agreement in fiscal 2005, and 175,840 shares of our common stock valued at approximately $4.2 million. In conjunction with the First South acquisition, we also paid approximately $9 million for excess working capital consisting primarily of accounts receivable and costs and estimated earnings in excess of billings.

      As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to successfully integrate any businesses acquired.

Outlook

      We are a provider of specialty contracting services, primarily to the telecommunications industry. The telecommunications industry has undergone and continues to undergo significant changes due to governmental deregulation, advances in technology, increased competition as the telephone and cable industries converge, and growing consumer demand for enhanced and bundled services. As a result of these factors, the networks of our customers increasingly face demands for more capacity and greater reliability which in turn, increase the needs of our customers for our services.

      Telecommunications network operators are increasingly relying on the deployment of fiber optic cable technology deeper into their networks and closer to consumers in order to respond to demands for capacity, reliability, and product bundles of voice, video, and high speed data services. Fiber deployments have enabled an increasing number of cable companies to begin to offer voice services in addition to their traditional video and data services. Fiber deployments are also beginning to facilitate the provisioning of video services by local telephone companies in addition to their traditional voice and high speed data services. During 2004 and 2005, several large telephone companies announced fiber to the premise and fiber to the node initiatives as a means to begin to actively compete with cable operators. These initiatives have resulted in an increase in demand for our services. This increase in demand for fiber deployments has been accompanied by the telecommunications industry’s general recovery from the severe downturn which occurred during 2002 and 2003.

      We believe the latest developments and trends in the telecommunications industry support our outlook for growth. Consistent with historical practice, telecommunications providers have continued to outsource a significant portion of their engineering, construction and maintenance requirements in order to reduce their investment in capital equipment, provide flexibility in workforce sizing, expand product offerings without large increases in incremental hiring and focus on those competencies they consider core to business success.

      We also provide underground utility locating services to a variety of utility companies including telecommunication providers. Underground excavation is involved in a substantial portion of overall economic activity including the construction and maintenance of telephone, cable television, power and gas utility networks, the construction and maintenance of roads and highways as well as the construction of new and existing commercial and residential projects. In most if not all instances, utility line locating is required prior to underground excavation. This requirement along with the pace of overall economic activity primarily influences the demand for our utility line locating services.

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for costs and estimated earnings in excess of billings, allowance for doubtful accounts, self-insured claims liability, valuation of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies and litigation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ materially from these estimates.

      We have identified the accounting policies below as critical to the accounting for our business operations and the understanding of our results of operations because they involve making significant judgments and estimates used in the preparation of our consolidated financial statements. The impact of these policies on our operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. We have discussed the development, selection and application of our critical accounting policies with the Audit Committee of our Board of Directors, and our audit committee has reviewed our disclosure relating to our critical accounting policies in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also critical to understanding our consolidated financial statements. The notes to our consolidated financial statements contain additional information related to our accounting policies, including the critical accounting policies described herein, and should be read in conjunction with this discussion.

      Revenue Recognition. We recognize revenue using the units of delivery or cost-to-cost measures of the percentage of completion method of accounting. Revenues from services provided to customers are recognized when services are performed. The majority of our contracts are based on units of delivery and revenue is recognized as each unit is completed. Revenue from other contracts is recognized using cost-to-cost measures of the percentage of completion method and is based on the ratio of contract costs incurred to date to total estimated contract costs. Contract costs include the direct costs of providing services under our contracts, including those for construction personnel, subcontractors, operation of capital equipment (excluding depreciation), and insurance. Our customers generally provide the materials that are to be used for a particular contract, and we provide the personnel, tools, and equipment to perform the installation services. The materials supplied by our customers are not included in our revenue or costs of sales as the customer retains the financial and performance risk associated with the materials. The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized.

      Application of the percentage of completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. The cost estimation process is based upon the professional knowledge and experience of our project managers and financial professionals. Factors that we consider in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

      Self-Insured Claims Liability. We retain the risk, up to certain limits, for automobile liability, general liability, workers’ compensation, locate damage claims, and employee health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as accrued-self insured claims. Locate damage claims result from property and other damages arising in connection with our utility locating services. As of July 30, 2005, the liability for self insured claims was $50.8 million compared to $44.8 million at July 31, 2004. Based on past experience, we expect $28.2 million to be paid in the next 12 months.

      We estimate and develop claims based on facts, circumstances and historical evidence. When loss reserves are recorded they are not discounted, even though they may not be paid until some time in the future. Factors affecting the determination of amounts to be accrued for self-insured claims include, but are not limited to, the expected cost for existing and incurred but not reported claims, the frequency of claims, the frequency of use of our health plan by participants, the payment patterns for incurred claims, the hazard level of our operations, the overall level of medical cost inflation, changes in the medical conditions of claimants, economic factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations. The calculation of the estimated accrued liability for self-insured claims is subject to inherent uncertainty.

      For losses occurring in fiscal 2005, we have retained the risk to $1.0 million on a per occurrence basis for workers compensation and for automobile liability. For general liability we have retained the risk to $250,000, except with respect to our UtiliQuest subsidiary for which we have retained the risk to $2.0 million for general liability for fiscal 2005. Within our umbrella coverage, we have retained the risk of loss for automobile liability and general liability and damage claims between $2.0 and $5.0 million, on a per occurrence basis, with an aggregate stop loss for this layer of $10.0 million for fiscal 2005. These retention amounts apply in those states in which we operate and are allowed to retain the risk. For fiscal 2005, we had an aggregate stop loss coverage for these exposures at a stated retention of approximately $30.8 million and umbrella liability coverage to a policy limit of $75.0 million.

      For losses occurring in fiscal year 2006, we will retain the same risk amounts as for fiscal 2005, except that we will have an aggregate stop loss coverage for these exposures at a stated retention of approximately $40.5 million and an umbrella liability coverage policy limit of $100.0 million.

      For losses under our self-insured employee health plan occurring during fiscal 2005, we have retained the risk, on an annual basis, of $200,000 per participant. For fiscal 2005, we had an aggregate stop loss coverage for this exposure at the stated retention of approximately $27.5 million.

      The methods of calculating the estimated accrued liabilities for self-insured claims are subject to inherent uncertainty. If actual results significantly differ from estimates used to calculate the liability, our financial condition, results of operations, and cash flows could be materially impacted.

      Valuation of Goodwill and Intangible Assets. As of July 30, 2005, we had $194.1 million of goodwill, $4.7 million of indefinite-lived intangible assets and $28.6 million of finite-lived intangible assets, net of accumulated amortization. Our reporting units are tested in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” during the fourth fiscal quarter of each year to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of our goodwill or indefinite-lived intangible assets may be impaired and written down. Goodwill and other indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests which indicate that the asset might be impaired. In accordance with SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets”, we review finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability of finite-lived intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for goodwill and intangible assets is based on the fair value of the asset compared to its carrying value. If the fair value of the asset is less than the carrying value, an impairment loss would be incurred in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations.

      We use judgment in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on our best estimate of future cash flows from revenue and operating costs of each reporting unit considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business or operational strategies. The valuations employ a combination of present value techniques to measure fair value and consider market factors. Generally, we engage third party specialists to assist us with our valuations. These valuations are based on a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model. Changes in our judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill.

      During 2005, as the result of our annual impairment analysis, we determined that the goodwill of our White Mountain Cable Construction subsidiary was impaired. The recent under-performance of the subsidiary’s financial results, combined with a reduction in the future expected cash flows from this subsidiary, resulted in a goodwill impairment charge of approximately $29.0 million. Should future results of our reporting units or economic events cause a change in our projected cash flows or other assumptions, or should our business or operational strategies change, future determinations of fair value may not support the carrying amount of one or more of our reporting units, and the related goodwill would need to be written down to an amount considered recoverable.

      Stock-Based Compensation. Our stock option program is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. As of July 30, 2005, we had five stock-based compensation plans. As discussed in Note 1 in the Notes to Consolidated Financial Statements, we accounted for stock-based employee compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25. No compensation expense was recognized for employee stock options, because it was our practice to grant stock options with an exercise price equal to the market price of the underlying common stock on the date of grant. The fair value of options at grant date was estimated using the Black-Scholes multiple option model. Changes in any of the assumptions used in this model for fiscal 2005 (expected life of 6.0 years, a weighted-average risk free interest rate of 3.6%, weighted average volatility of 58.7% and no expected dividends), would change the weighted average per share fair value of $19.71. The assumptions we used are based upon our historical experience, however future results could differ from these assumptions.

      On July 21, 2005, our Compensation Committee approved the accelerated vesting of all unvested stock options granted under the 1998 Incentive Stock Option Plan and the 2003 Long-term Incentive Plan to employees and officers having per share exercise prices equal to or greater than $23.92 (the closing market price on July 21, 2005). Each of these options became fully vested. Approximately 1.4 million options to purchase shares became exercisable immediately as a result of the vesting acceleration. In the case of officers at or above the level of Senior Vice President, the Compensation Committee imposed a holding period that will require the optionees to refrain from selling common stock acquired upon the exercise of these options (other than shares needed to cover the exercise price and satisfying withholding taxes) until the date on which the exercise would have been permitted under the option’s original vesting terms. The primary purpose of the accelerated vesting was to eliminate future compensation expense we would have otherwise recognized in our consolidated statements of operations with respect to these accelerated options upon the adoption SFAS No. 123(R), “Share-Based Payment” (see Note 1, Accounting for Stock-Based Compensation and

Note 1, Recently Issued Accounting Pronouncements). The acceleration of the vesting of these options did not result in a charge based on accounting principles generally accepted in the United States. The acceleration resulted in the recognition of an additional $20.6 million pre-tax expense included in the pro forma disclosures of stock based compensation in Note 1 in the Notes to Consolidated Financial Statements and the exclusion of such amounts from compensation expense in future years. If we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, our net earnings for the fiscal year ended July 30, 2005 would have been $1.4 million or $0.03 per diluted share, which includes the compensation expense related to the accelerated options. Based on the remaining unvested options at July 30, 2005, we expect to incur non-cash compensation expense of approximately $2.0 million during fiscal 2006.

      Accounting for Income Taxes. We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing our provision for income taxes requires significant judgment regarding the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We have not recorded any valuation allowances as of July 30, 2005 because management believes that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary basis differences reverse over time. Our judgments are subject to audit by various taxing authorities. While we believe that we have provided adequately for our income tax liabilities in the consolidated financial statements, adverse determinations by taxing authorities could have a material adverse effect on our consolidated financial condition, results of operations, and cash flows.

      Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management analyzes the collectability of accounts receivable balances each period. This review considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of our future provision for doubtful accounts. We record an increase in the allowance for doubtful accounts when it is probable that a receivable is not collectable and the loss can be reasonably estimated. We believe that none of our significant customers are experiencing significant financial difficulty as of July 30, 2005. Any increase in the allowance account has a corresponding negative effect on our results of operations.

      Contingencies and Litigation. In the ordinary course of our business, we are involved in certain legal proceedings. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. If only a range of probable loss can be determined, we accrue for our best estimate within the range for the contingency. In those cases where none of the estimates within the range is better than another, we accrue for the amount representing the low end of the range in accordance with SFAS No. 5. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions of our estimates of the potential liability could materially impact our results of operations. Additionally, if the final outcome of such litigation and contingencies differs adversely from that currently expected, it would result in a charge to earnings when determined.

      The federal employment tax returns for two of our subsidiaries have been audited by the Internal Revenue Service (“IRS”). As a result of the audit, we received a proposed assessment from the IRS in March 2004. At issue, according to the examination reports, are the taxpayers’ characterization of certain employee reimbursements for the calendar years 2000 and 2001. We reached an agreed assessment with the IRS regarding one of the two subsidiaries. The amount of the agreed assessment, which was paid during fiscal 2005, was recorded against the accrual we established in fiscal 2004. Subsequent to this agreement, $7.4 million of the proposed assessment is still at issue. We continue to disagree with the amount of the proposed assessment with respect to the other subsidiary and are pursuing an administrative appeal for this matter which we intend to vigorously defend. We believe we have a number of legal defenses available that may substantially reduce the proposed assessment and have therefore not recorded any significant liability with respect to the remaining assessment.

Results of Operations

      The following table sets forth, as a percentage of revenues earned, certain items in our consolidated statements of operations for the periods indicated:

	Fiscal Year Ended

	July 30, 2005		July 31, 2004		July 26, 2003

	(dollars in millions)
Revenues	$986.6	100.0%	$872.7	100.0%	$618.2	100.0%
Expenses:
Cost of earned revenue, excluding depreciation	785.6	79.6	673.6	77.2	482.9	78.1
General and administrative	79.0	8.0	74.6	8.5	68.8	11.1
Bad debt expense	0.8	0.1	0.8	0.1	1.3	0.2
Depreciation and amortization	46.6	4.7	42.1	4.8	39.1	6.3
Goodwill impairment charge	29.0	2.9	—	—	—	—

Total	940.9	95.4	791.1	90.6	592.1	95.7

Gain on sale of accounts receivable	—	—	11.4	1.3	—	—
Interest income (expense), net	0.9	0.1	(0.2)	(0.1)	1.3	0.2
Other income, net	12.0	1.2	4.3	0.5	3.0	0.5

Income before income taxes	58.6	5.9	97.1	11.1	30.4	5.0
Provision for income taxes	34.3	3.5	38.5	4.4	13.3	2.2

Net income	$24.3	2.5%	$58.6	6.7%	$17.1	2.8%

Year Ended July 30, 2005 Compared to Year Ended July 31, 2004

      We use a fiscal year ending on the last Saturday in July. Fiscal 2005 consisted of 52 weeks, fiscal 2004 consisted of 53 weeks, and fiscal 2003 consisted of 52 weeks.

      Revenues. The following table presents information regarding total revenues by type of customer for the fiscal years ended July 30, 2005 and July 31, 2004:

	Fiscal Year Ended

	July 30, 2005		July 31, 2004
						%
	Revenue	% of Total	Revenue	% of Total	Increase	Increase

			(dollars in millions)
Telecommunications	$733.0	74.3%	$680.1	78.0%	$52.9	7.8%
Utility line locating	213.2	21.6%	158.0	18.1%	55.2	34.9%
Electric utilities and other customers	40.5	4.1%	34.6	3.9%	5.9	17.0%

Total contract revenues	$986.6	100.0%	$872.7	100.0%	$113.9	13.1%

      Revenues increased $113.9 million, or 13.1% in fiscal 2005 as compared to fiscal 2004. Of this increase, $52.9 million was attributable to an increase in demand for specialty contracting services provided to telecommunications companies, an increase of $55.2 million in underground utility locating services revenues and an increase of $5.9 million attributable to electric utilities and other construction and maintenance services revenues. RJE and First South, acquired in September 2004 and November 2003, respectively, contributed $90.4 million and $30.6 million of revenues from telecommunications services during fiscal 2005 and fiscal 2004, respectively. UtiliQuest, acquired in December 2003, contributed $146.9 million and $93.0 million of revenues from underground utility locating services during fiscal 2005 and fiscal 2004, respectively. The following table presents revenue by type of customer excluding the amounts attributed to acquisitions:

	Fiscal Year Ended

	July 30,	July 31,		% Increase
	2005	2004	Increase	(Decrease)

	(dollars in millions)
Telecommunications	$642.6	$649.5	$(7.0)	(1.1)%
Utility line locating	66.3	65.0	1.3	2.1%
Electric utilities and other customers	40.5	34.6	5.9	17.0%

	749.3	749.1	0.3	0.0%

Revenues from businesses acquired in fiscal 2005 and fiscal 2004	237.3	123.6	113.7	91.9%

Total contract revenues	$986.6	$872.7	$113.9	13.1%

      Excluding revenue from RJE and First South for each fiscal period, revenues from telecommunications services for fiscal 2005 were $642.6 million compared to $649.5 million for fiscal 2004, a decrease of 1.1%. This decrease in telecommunications service revenues was primarily attributable to revenues from two customers that are completing upgrade projects to their networks and a decline in revenue from a construction and maintenance contract with a significant customer. The decrease was offset in part by revenues from one of our significant customers engaged in a fiber deployment project, and general increases in construction activities for other telecommunications customers.

      Excluding the revenue of UtiliQuest for each fiscal period, revenues from underground utility locating services for fiscal 2005 were $66.3 million compared to $65.0 million for fiscal 2004, an increase of 2.1%. This increase is primarily the result of additional work performed for existing customers. The increase was impacted by reduced demand during the first quarter of fiscal 2005 in the southern United States due to poor weather conditions.

      Our total revenues from electric utilities and other construction and maintenance services increased $5.9 million, or 17.0% for fiscal 2005 as compared to fiscal 2004. The increase was primarily attributable to electric maintenance contracts that were in the start-up phase in fiscal 2004. This increase was offset in part by the completion of a customer contract in the Southeastern United States during fiscal 2005.

      Cost of Earned Revenues. Costs of earned revenues increased $112.1 million to $785.6 million for fiscal 2005 from $673.6 million for fiscal 2004. The increase in cost of earned revenues was primarily the result of increased levels of operations during the period. The primary components of this dollar increase were direct labor, subcontractor costs, direct materials, equipment and other direct costs which increased $48.3 million, $36.4 million, $9.8 million and $17.5 million, respectively, due to higher levels of operations during fiscal 2005. Labor and labor related costs, including subcontractor costs, as a percentage of cost of earned revenues remained constant at 77% in fiscal 2005 and fiscal 2004. As a percentage of revenues, costs of earned revenues increased 2.4% for fiscal 2005 as compared to fiscal 2004. Included in cost of earned revenues for fiscal 2004 was a $2.3 million charge recorded to payroll tax expense in connection with a federal employment tax audit. Excluding this charge, costs of earned revenues as a percentage of revenues increased 2.7% for fiscal 2005 as compared to fiscal 2004. This change included increases of 1.8% for direct labor and 0.5% for subcontractor costs. These increases were in part the result of higher utility locating services as a percentage of total revenue which generally has higher labor costs as a percentage of cost of earned revenue. We also incurred difficult weather conditions during the first quarter of fiscal 2005, additional costs associated with the ramp-up of activities for a fiber deployment project of a significant customer, and additional costs associated with the demobilization activities for a significant customer that is completing an upgrade project to its broadband network.

      General and Administrative Expenses. General and administrative expenses increased $4.4 million to $79.0 million for fiscal 2005 from $74.6 million for fiscal 2004. General and administrative expenses decreased as a percentage of revenues to 8.0% for fiscal 2005 from 8.6% for fiscal 2004. The increase in general and administrative expenses was primarily a result of increased operational activity and increased professional fees related to our Sarbanes-Oxley compliance efforts. Fiscal 2004 includes a charge of approximately $1.2 million associated with a legal judgment and related expenses that resulted from a contract dispute that arose from the pre-acquisition operations of one of our subsidiaries. The percentage decrease in general and administrative expenses was primarily due to the relatively fixed nature of the expenses in relation to the higher revenues during fiscal 2005 compared to fiscal 2004.

      Bad Debt Expense. Bad debt expense was $0.8 million in both fiscal 2005 and fiscal 2004.

      Depreciation and Amortization. Depreciation and amortization increased $4.5 million to $46.6 million in fiscal 2005 as compared to $42.1 million in fiscal 2004, and decreased as a percentage of revenues to 4.7% from 4.8%. The dollar increase was primarily due to increased depreciation and amortization from property and equipment and intangible assets related to the fiscal 2005 acquisition of RJE and a full year of depreciation and amortization for the fiscal year 2004 acquisitions of UtiliQuest and First South, as well as increased levels of capital expenditures during the second half of fiscal 2004 and during fiscal 2005.

      Goodwill Impairment Charge. During 2005, as the result of our annual impairment analysis, we determined that the goodwill of our White Mountain Cable Construction subsidiary was impaired. The recent under-performance of the subsidiary’s financial results, combined with a reduction in the future expected cash flows from this subsidiary, resulted in a goodwill impairment charge of approximately $29.0 million. The estimated fair value of the reporting unit was determined based on our best estimate of future cash flows from revenue and operating costs considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business and operational strategies.

      Gain on Sale of Accounts Receivable. In fiscal 2004, we sold Adelphia accounts receivable and recorded an $11.4 million gain on the sale. Those receivables had a book value of approximately $21.6 million, reflecting a write-down of $19.1 million in fiscal 2002 relating to the bankruptcy of Adelphia.

      Interest Income. Interest income increased to $1.3 million for fiscal 2005 as compared to $0.8 million for fiscal 2004. The increase in interest income primarily reflects higher interest rates compared to those in the prior period, partially offset by lower levels of cash and cash equivalents in fiscal 2005.

      Interest Expense. Interest expense decreased by $0.6 million to $0.4 million for fiscal 2005 compared to $1.0 million for fiscal 2004. The decrease was due to prior year borrowings in connection with the UtiliQuest acquisition which were repaid during the third quarter of fiscal 2004 and the pay down of capital lease obligations.

      Other Income, net. Other income, which primarily includes net gains on the sale of idle assets, increased $7.7 million to $12.0 million for fiscal 2005 compared to $4.3 million for fiscal 2004. The increase was a combination of greater numbers of assets sold during the current fiscal year, as well as improved pricing for those assets.

      Income Taxes. The following table presents our income tax expense and effective income tax rate for fiscal 2005 and fiscal 2004:

	Fiscal Year Ended

	July 30, 2005	July 31, 2004

	(dollars in millions)
Income taxes	$34.3	$38.5
Effective income tax rate	58.5%	39.7%

      Our effective income tax rate increased 19.3% as a result of the non-cash goodwill impairment charge of $29.0 million in fiscal 2005 (see Note 7 in the Notes to Consolidated Financial Statements) which was a non deductible item for income tax purposes. The remaining change in our effective income tax rate was attributable to fluctuations in non-deductible and non taxable items for tax purposes in relation to our pre- tax income and fluctuations in state apportionment rates.

      Net income. Net income was $24.3 million in fiscal 2005 as compared to a $58.6 million in fiscal 2004.

Year Ended Compared July 31, 2004 Compared to Year Ended July 26, 2003

      Revenues. Revenues increased $254.5 million, or 41.2%, to $872.7 million in fiscal 2004 from $618.2 million in fiscal 2003. Of this increase, $142.4 million was attributable to an increase in demand for specialty contracting services provided to telecommunications companies, an increase of $102.3 million in underground utility locating services revenues and an increase of $9.8 million attributable to electric utilities and other construction and maintenance services revenues. UtiliQuest, acquired in December 2003, contributed $93.0 million of underground utility locating service revenues during fiscal 2004. First South, acquired in November 2003, contributed $30.6 million of revenues during fiscal 2004 in telecommunication services revenue. Excluding revenues from UtiliQuest and First South our total revenues for fiscal 2004 would have been $749.1 million compared to $618.2 million for fiscal 2003, an increase of 21.2%. Revenue also increased due to 53 weeks of results included in fiscal 2004 compared to 52 weeks of results in fiscal 2003.

      During fiscal 2004, we recognized $680.1 million of revenues, or 78.0% of our total revenues, from telecommunications services as compared to $537.7 million, or 87.0%, for fiscal 2003. First South contributed $30.6 million of revenues from telecommunications services for fiscal 2004. Excluding revenue from First South, revenues from telecommunications services for fiscal 2004 would have been $649.5 million compared to $537.7 million for fiscal 2003, an increase of $111.8 million, or 20.8%. The increase in our telecommunications service revenues, excluding the impact of First South, was attributable to a general increase in contract activity from a broad range of our customers as well as revenues from one of our significant customers engaged in a major upgrade project, the impact of a major new construction and maintenance contract with a significant customer and the commencement of a significant upgrade project with a telephone company.

      We recognized revenues of $158.0 million, or 18.1% of our total revenues, from underground utility locating services for fiscal 2004 as compared to $55.7 million, or 9.0%, for fiscal 2003. UtiliQuest contributed $93.0 million of revenue for underground utility locating services for fiscal 2004. Excluding revenue from UtiliQuest for underground utility locating services revenues for fiscal 2004 would have been $65.0 million compared to $55.7 million for fiscal 2003, an increase of $9.3 million, or 16.7%. This increase was primarily the result of receiving a new contract award in the Southeastern United States from an existing customer.

      We recognized revenues of $34.6 million, or 3.9% of our total revenues, from electric utilities and other construction and maintenance services for fiscal 2004, as compared to $24.8 million or 4.0% for fiscal 2003. This represents an increase of $9.8 million, or 39.5%, from fiscal 2003 and was primarily related to revenues from a new electrical maintenance master service agreement entered into with a customer during fiscal 2004.

      Revenues from multi-year master service agreements and other long-term agreements represented 87.0% of total revenues in fiscal 2004 as compared to 81.4% in fiscal 2003. Revenues from multi-year master services agreements represented 49.9% of total revenues in fiscal 2004 as compared to 44.3% in fiscal 2003. The increase was primarily due to agreements in place at UtiliQuest which we acquired in December 2003.

      Cost of Earned Revenues. Costs of earned revenues increased $190.7 million to $673.6 million for fiscal 2004 from $482.9 million for fiscal 2003 and decreased 0.9% as a percentage of revenues to 77.2% from 78.1%. The primary components of this dollar increase were subcontractor costs, direct labor and other direct costs which increased $81.0, $50.1 and $42.6 million, respectively, due to higher levels of operations during fiscal 2004. As a percentage of revenues, cost of earned revenue decreased 1.1% due to improving claims experience under our self insurance program for general liability claims and 2.0% due to reduced costs incurred for direct materials in proportion to the increased level of operations. These decreases were partially offset by an approximate 1.9% increase in subcontractor labor cost which rose on a percentage basis in response to the increased work demand and the shift in the business mix toward operating units that utilize more subcontract labor. In addition, equipment costs rose by approximately 0.4% as a percentage of revenues primarily due to increased equipment costs related to the increase in utility locating operations. Other direct costs increased in dollars, but were approximately flat on a percentage of revenue basis, primarily driven by a $29.9 million increase in payroll and related payroll tax costs related to earned revenue, which included costs of approximately $2.3 million related to the settlement of an IRS assessment. Cost of earned revenues also increased due to 53 weeks of results included in fiscal 2004 compared to 52 weeks of results in fiscal 2003.

      General and Administrative Expenses. General and administrative expenses increased $5.8 million to $74.6 million in fiscal 2004 from $68.8 million in fiscal 2003. The increase in general and administrative expenses for fiscal 2004 as compared to fiscal 2003, was primarily attributable to increased overhead related to the UtiliQuest and First South acquisitions and due to the impact of 53 weeks of results included in fiscal 2004 compared to 52 weeks in fiscal 2003. Additionally, during 2004 we incurred a charge of approximately $1.2 million associated with a legal judgment and related expenses that resulted from a contract dispute that arose from the pre-acquisition operations of one of our subsidiaries.

      Bad Debt Expense. Bad debt expense decreased $0.5 million to $0.8 million in fiscal 2004 from $1.3 million in fiscal 2003. This decrease is primarily attributable to the recovery of previously written off accounts receivable of $0.9 million partially offset by fiscal 2004 bad debt experience.

      Depreciation and Amortization. Depreciation and amortization increased to $42.1 million for fiscal 2004, from $39.1 million for fiscal 2003, and as a percentage of revenues decreased to 4.8% from 6.3%. The dollar amount increase was primarily due to increased amortization from intangible assets related to fiscal 2004 acquisitions of UtiliQuest and First South.

      Gain on Sale of Accounts Receivable. At July 26, 2003, we had pre-petition outstanding receivables from Adelphia of approximately $21.6 million after a write-down of $19.1 million. In fiscal 2004, we sold the Adelphia accounts receivable and recorded an $11.4 million gain on the sale.

      Interest Income, Net. Interest income, net, decreased $1.5 million to $(0.2) million in fiscal 2004 from $1.3 million in fiscal 2003. This decrease was primarily due to a decrease in cash and cash equivalents as a result of the purchase of UtiliQuest and First South. In addition, we incurred interest expense in fiscal 2004 associated with notes and capital leases that were acquired in the UtiliQuest acquisition.

      Other Income, Net. Other income, net increased $1.3 million to $4.3 million for the year ended July 31, 2004 from $3.0 million for the year ended July 26, 2003. The increase for the year ended July 31, 2004 is primarily due to gains from the sale of fixed assets.

      Income Taxes. The provision for income taxes was $38.5 million in fiscal 2004 as compared to $13.3 million in fiscal 2003. Our effective tax rate was 39.7% for fiscal 2004 as compared to 43.7% for fiscal 2003. The decrease in our effective tax rate was attributable to the mix of operating results from our subsidiaries and the impact that had on our state tax rates. Additionally, the impact of lower pre- tax income combined with permanent nondeductible expense items for tax purposes resulted in a higher effective tax rate for the year ended July 26, 2003.

      Net income. Net income was $58.6 million in fiscal 2004 as compared to a $17.1 million in fiscal 2003.

Liquidity and Capital Resources

      Capital requirements. We primarily use capital to purchase equipment to support our contractual commitments to customers and to maintain sufficient working capital. Our working capital needs are influenced by the level of operations during the period and generally increase with higher levels of revenues. Additionally, our working capital requirements are influenced by the timing of the collection of balances outstanding from our customers for work previously performed. Our sources of cash have historically been operating activities, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. To the extent we seek to grow by acquisitions that involve consideration other than our stock, our capital requirements may increase.

      We expect capital expenditures, net of disposals, to range from $30.0 million to $35.0 million for fiscal 2006. Our level of capital expenditures can vary depending on the expected timing of contract performance, overall economic growth, customer demand for our services and the replacement cycle we select for our equipment. We intend to fund these expenditures primarily from operating cash flows, availability under our Credit Agreement and cash on hand.

      Cash and cash equivalents totaled $83.1 million at July 30, 2005 compared to $31.4 million at July 31, 2004.

	Fiscal Year Ended

	July 30, 2005	July 31, 2004	July 26, 2003

	(dollars in millions)
Net cash flows:
Provided by operating activities	$87.4	$124.2	$25.0
(Used in) provided by investing activities	$(34.0)	$(168.8)	$5.1
(Used in) provided by financing activities	$(1.8)	$1.3	$1.7

      Cash from operating activities. During fiscal 2005, net cash provided from operating activities of $87.4 million was comprised primarily of net income, adjusted for the gain on disposal of assets and non-cash items. Non-cash items during fiscal 2005 primarily included depreciation, amortization, non-cash compensation, deferred income taxes, gain on disposal of assets, and a $29.0 million goodwill impairment charge. Changes in working capital items during fiscal year 2005 used $9.4 million of operating cash flow and consisted of increases in accounts receivable and costs and estimated earnings in excess of billings of $25.9 million and $3.3 million, respectively, and an increase in other current assets and other assets, net, of $4.9 million. The increase in accounts receivable and costs and estimated earnings in excess of billings at the end of fiscal 2005 was primarily due to a change in our mix of customers to those with slower payment patterns. These cash flow decreases were partially offset by a net increase in income taxes of $15.1 million due to the timing of payments, an increase in accounts payable of $2.8 million attributable to the timing of receipt and payment of invoices, and an increase in accrued self-insured claims and other liabilities of $6.7 million attributable to increased operating levels. Based on fourth quarter revenues, days sales outstanding was 58.4 days as of July 30, 2005 compared to 49.8 days at July 31, 2004, for accounts receivable, net. Based on fourth quarter revenues, days sales outstanding was 23.6 days as of July 30, 2005 compared to 21.8 days at July 31, 2004, for costs and estimated earnings in excess of billings, net.

      For fiscal 2004, net cash provided from operating activities of $124.2 million was comprised primarily of net income, adjusted for the after tax gain on the sale of long-term receivables of $11.4 million and other non-cash items consisting of depreciation, amortization and deferred taxes. Changes in working capital items during fiscal year 2004 provided $33.2 million of operating cash flow. Included in working capital changes were proceeds of $34.2 million ($29.6 million net of tax) from the sale of $21.6 million of Adelphia accounts receivables. The Adelphia accounts receivable were classified as non-current and consisted of pre-petition trade receivables due from Adelphia. Working capital changes in fiscal 2004 also included decreases in accounts receivable of $12.0 million which were offset by increases in costs and estimated earnings in excess of billings, net, of $17.9 million as work in progress increased in proportion to our revenue increase. Accounts payable increased $8.4 million and accrued self-insured claims and other liabilities increased by $4.3 million related to the increases in revenue activity and the related cost of earned revenue, combined with the volume increases due to the fiscal 2004 acquisitions of UtiliQuest and First South. These increases were offset by the decrease of income taxes payable of $9.0 million from the timing of payments in fiscal 2004. Based on fourth quarter revenues, days sales outstanding was 49.8 days as of July 31, 2004 compared to 60.7 days at July 26, 2003, for current accounts receivable, net. Based on fourth quarter revenues, days sales outstanding was 21.8 days for fiscal 2004 compared to 17.3 days for fiscal 2003, for costs and estimated earnings in excess of billings, net.

      For fiscal 2003, net cash provided from operating activities of $25.0 million was primarily comprised of net income, adjusted for non-cash items including depreciation, amortization, deferred income taxes and provision for bad debts. Changes in working capital items during fiscal 2003 used $36.4 million of operating cash flow during the year ended July 26, 2003. Accounts receivable increased by $36.8 million primarily due to an increase in the mix of customers with longer payment terms. In addition to the increase in accounts receivable, the changes in working capital included an increase in other assets of $3.1 million, primarily as a result of a payment recorded as a prepaid discount made to a customer related to a long-term contract and a decrease in accounts payable of $3.9 million. These changes were offset by a $1.4 million increase in accrued insurance and other liabilities, and a $5.7 million increase in income taxes payable.

      Cash from investing activities. For fiscal 2005, net cash used in investing activities of $34.0 million primarily related to capital expenditures of $64.5 million offset in part by $16.2 million in proceeds from the sale of idle assets, and a $2.9 million increase in restricted cash. Net proceeds from the sale and purchase of short-term investments contributed $20.0 million for fiscal 2005. During fiscal 2005, we paid $9.8 million for the acquisition of RJE and separately received escrowed funds in connection with the First South acquisition.

      For fiscal 2004, net cash used in investing activities of $168.8 million primarily related the First South and UtiliQuest acquisitions, which comprised acquisition expenditures of $175.2 million. Additionally, we had capital expenditures of $35.9 million offset in part offset by $7.2 million in proceeds from the sale of idle assets. Net proceeds from the sale and purchase of short-term investments contributed $35.1 million for fiscal 2004.

      For fiscal 2003, net cash provided by investing activities of $5.1 million primarily related to proceeds from the sale and purchase of short-term investments of $18.0 million and changes in restricted cash of $0.3 million. Additionally, for fiscal 2003 we had capital expenditures of $19.4 million, offset by proceeds from the sale of assets of $6.2 million.

      Cash from financing activities. For fiscal 2005, net cash used in financing activities of $1.8 million consisted of principal payments of approximately $4.3 million on capital leases and the payment of $1.4 million in debt issuance costs related to our bank credit facility, offset in part by proceeds from the exercise of stock options of $4.0 million.

      For fiscal 2004, net cash provided by financing activities of $1.3 million consisted of principal payments of approximately $3.4 million on capital leases offset by proceeds from the exercise of stock options of $4.6 million. Additionally, during fiscal 2004 we borrowed $85.0 million under our credit agreement in connection with the UtiliQuest acquisition and repaid the borrowings during the third quarter of fiscal 2004.

      For fiscal 2003, net cash provided in financing activities of $1.7 million primarily consisting of proceeds from the exercise of stock options.

      During the second quarter of fiscal 2005 we entered into a new five-year $300 million revolving unsecured Credit Agreement (the “Credit Agreement”) with a syndicate of banks that replaced our prior credit agreement. The Credit Agreement provides us with a commitment of $300 million for a five-year period expiring on December 21, 2009, and includes a $100 million sublimit for the issuance of letters of credit. As of July 30, 2005, we had $37.3 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are all issued to insurance companies as part of our self-insurance program. At July 30, 2005 we had no other borrowings under our Credit Agreement.

      The Credit Agreement requires that we maintain certain financial covenants and imposes certain conditions including restricting our ability to encumber assets or incur certain types of indebtedness. We must maintain a leverage ratio of not greater than 2.75:1.00 and maintain an interest coverage ratio of not less than 2.75:1.00, as measured at the end of each fiscal quarter. We must also maintain consolidated tangible net worth of not less than $200 million plus the sum of (i) 50% of consolidated net income (if positive) from December 21, 2004 to the date of computation and (ii) 75% of the equity issuances made from December 21, 2004 to the date of computation. At July 30, 2005, we were in compliance with all financial covenants and conditions under the Credit Agreement.

      At our option, loans under the Credit Agreement bear interest, at either the bank’s Base Rate or LIBOR, plus a spread. This spread is predicated upon our current leverage ratio. The bank’s Base Rate is the greater of the lead bank’s prime rate or the federal funds rate plus 0.50%. Currently, the rate of interest applicable to our borrowings would be at the bank’s Base Rate or LIBOR plus a spread of 1.0%. We deferred approximately $1.7 million of fees in fiscal 2005 related to the Credit Agreement, which are being amortized over its five year term. Additionally, we are required to pay a quarterly facility fee, at rates that range from 0.200% to 0.375% of the unutilized commitments depending on our leverage ratio. However, in the event we are utilizing less than one-third of the facility the fee will be .375% of the unutilized commitments. Obligations under the agreement are guaranteed by certain of our material subsidiaries.

      Certain subsidiaries have outstanding obligations under real estate leases and equipment and vehicle financing arrangements. The obligations are payable in monthly installments, expiring at various dates through November 2023.

Contractual Arrangements

      The following tables set forth our contractual commitments for each of our fiscal years through 2010 and thereafter, including related party leases, as of July 30, 2005:

	Notes and Loans	Capital	Operating	Employment
	Payable	Leases	Leases	Agreements	Total

	(dollars in thousands)
2006	$219	$2,796	$6,180	$3,002	$12,197
2007	3,676	535	4,239	1,724	10,174
2008	—	—	2,603	1,320	3,923
2009	—	—	1,593	410	2,003
2010	—	—	921	—	921
Thereafter	—	—	2,863	—	2,863

Total	$3,895	$3,331	$18,399	$6,456	$32,081

      Related party transactions. We lease a portion of our administrative offices from officers of our subsidiaries or entities related to officers of subsidiaries. The total expense under these arrangements for fiscal 2005 and fiscal 2004 was $1.3 million and $1.5 million, respectively. The future minimum lease commitments under these arrangements during each fiscal year through fiscal 2010 and thereafter are:

(dollars in thousands)
2006	$1,155
2007	1,121
2008	1,009
2009	490
2010	130
Thereafter	477

Total	$4,382

      Sufficiency of Capital Resources. We believe that our capital resources, together with existing cash balances, are sufficient to meet our financial obligations, including lease commitments, and to support our normal replacement of equipment at our current level of business for at least the next twelve months. Our future operating results and cash flows may be affected by a number of factors including our success in bidding on future contracts and our ability to manage controllable costs effectively.

      Backlog. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts, including master service agreements. In many instances our customers are not contractually committed to specific volumes of services under a contract. However, the customer is obligated once the services are requested by the customer and provided by us. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with customers and our experience in procurements of this nature. For certain recently initiated multi-year projects relating to fiber deployments for one of our significant customers, we have included in backlog only those amounts relating to calendar year 2005. We have taken this approach with respect to these fiber deployment projects because, when initially installed, they are not required for the day-to-day provision of services by our customer. Consequently, these programs have generally been subject to more uncertainty, as compared to those of our other customers, with regards to budgets and activity levels. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time.

      Our backlog at July 30, 2005 and July 31, 2004 was $1.1 billion and $1.2 billion, respectively. We expect to complete approximately 48.8% of our current backlog during the next twelve months.

Seasonality and Quarterly Fluctuations

      Our revenues are affected by seasonality. Most of our work is performed outdoors and as a result, our results of operations are impacted by extended periods of inclement weather. Generally, inclement weather occurs during the winter season which falls during our second and third quarters of the fiscal year. In addition, a disproportionate percentage of total holidays fall within our second quarter, which impacts the number of available workdays.

      In addition, we have experienced and expect to continue to experience quarterly variations in revenues and net income as a result of other factors, including:

•	the timing and volume of customers’ construction and maintenance projects,

•	budgetary spending patterns of customers,

•	the commencement or termination of master service agreements and other long-term agreements with customers,

•	costs incurred to support growth internally or through acquisitions,

•	fluctuation in results of operations caused by acquisitions,

•	changes in mix of customers, contracts, and business activities, and

•	fluctuations in insurance expense due to changes in claims experience and actuarial assumptions.

      Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

Risk Factors

      You should carefully consider the risks described below, together with all of the other information in this Form 10-K. If any of the following risks actually occur, or other risks not presently known to us or that we do not currently believe to be significant do develop and occur, our financial condition and results of operations could suffer and the trading price of our common stock could decline.

      Demand for our services is cyclical, dependent in large part on the telecommunications industry and could be adversely affected by an economic slowdown. Demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy. In fiscal 2005, our telecommunications customers accounted for 74.3% of our revenues. In fiscal 2002 and the first half of fiscal 2003, certain segments of the telecommunications industry suffered a severe downturn that resulted in a number of our customers experiencing financial difficulties. Several of our customers filed for bankruptcy protection, including Adelphia and WorldCom. Additional bankruptcies or financial difficulties of companies in the telecommunications sector could reduce our cash flows and adversely impact our liquidity and profitability. During times of economic slowdown, the customers in the industries we serve often reduce their capital expenditures and defer or cancel pending infrastructure projects. Such developments occur even among customers that are not experiencing financial difficulties. Future economic slowdowns in the industries we serve may impair the financial condition of some of our customers, which may cause them to reduce their capital expenditures and demand for our specialty contracting services and may hinder their ability to pay us on a timely basis or at all.

      We derive a significant portion of our revenues from master service agreements, which may be cancelled upon short notice, and we may be unsuccessful in replacing these agreements as they are completed or expire. We currently derive a significant portion of our revenues from master service agreements. By their terms, the majority of these contracts may be cancelled by our customers upon short notice, even if we are not in default under these agreements. In addition, projected expenditures by customers under these agreements are not assured until such time as a definitive work order is placed and completed. If a significant customer cancels its master services agreement with us and we were unable to replace the agreement with another on similar terms, our results of operations, cash flows and liquidity could be adversely affected. Recently we have been able to extend some of these agreements on negotiated terms. Market conditions could change, however, and we may not be able to continue to obtain or extend master services agreements through negotiation, and we may be underbid by competitors in an ensuing competitive bidding process. The loss of work obtained through master service agreements could adversely affect our results of operations, cash flows and liquidity.

      The industries we serve are subject to rapid technological and structural changes that could reduce the need for our services and adversely affect our revenues. The telecommunications industry is characterized by rapid technological change, evolving industry standards and changing customer needs. We generate a significant portion of our revenues from customers in the telecommunications industry. New technology or upgrades to existing technology available to our customers or to our customers’ competitors could reduce the need for our services and adversely affect our revenues and profitability. New or developing services, such as wireless applications, could displace the wireline systems used by our customers to deliver services to consumers. In addition, improvements in existing technology may allow telecommunication companies to improve their networks without physically upgrading them. Additionally, consolidations, mergers and acquisitions in the telecommunications industry have occurred in the past and may occur in the future. These consolidations, mergers and acquisitions may cause the loss of one or more of our customers. Reduced demand for our services or a loss of a significant customer could adversely affect our results of operations, cash flows and liquidity.

      We derive a significant portion of our revenues from a few customers, and the loss of one or more of these customers could adversely impact our revenues and profitability. Our customer base is highly concentrated, with our top five customers in each of fiscal years 2005, 2004, and 2003 accounting for approximately 64% of our total revenues. A significant portion of the work we perform for these customers is commissioned under master services agreements, which may be terminated on short notice, even if we are not in default under these agreements. In addition, revenues under our contracts with these customers may vary from period-to-period depending on the timing and volume of work which such customers order in a given period and as a result of competition from the in-house service organizations of our customers. Reduced demand for our services or a loss of a significant customer could adversely affect our results of operations, cash flows and liquidity.

      We operate in a highly competitive industry. The specialty contracting services industry in which we operate is highly competitive. We compete with other independent contractors, including several that are large domestic companies that may have financial, technical and marketing resources that exceed our own. Our competitors may develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position. We may also face competition from the in-house service organizations of our existing or prospective customers, particularly telecommunications providers, which employ personnel who perform some of the same types of services as we provide. Although our customers currently outsource a significant portion of these services to us and our competitors, we can offer no assurance that our existing or prospective customers will continue to outsource specialty contracting services to us in the future. In addition, there are relatively few barriers to entry into the markets in which we operate and, as a result, any organization with adequate financial resources and access to technical expertise may become a competitor.

      Our profitability is based on our ability to deliver our services within the costs and estimates used to establish the pricing of our contracts. Most of our long-term contracts are based on units of delivery, and we recognize revenue as the unit of delivery is completed. As the price for each of the units is fixed by the contract, our profitability could decline if our actual costs to complete each unit exceeds our original estimates. Revenue from other contracts is recognized using cost-to-cost measures of the percentage of completion method and is based on the ratio of contract costs incurred to date to total estimated contract costs. Application of the percentage of completion method of accounting requires that our management estimate the costs to be incurred by us in performing the contract. Our process for estimating costs is based upon the professional knowledge and experience of our project managers and financial professionals. However, any changes in original estimates, or the assumptions underpinning such estimates, may result in revisions to costs and income and their effects would be recognized in the period during which such revisions were determined. These changes could result in a reduction or elimination of previously reported profits, which could adversely affect our profitability and the price of our common stock.

      We have a significant amount of accounts receivable and costs and estimated earnings in excess of billings assets. We grant credit to our customers, which include telephone companies, cable television multiple system operators, a direct broadcast satellite operator, and other gas and electric utilities. At year-end fiscal 2005, we had net accounts receivable of $161.3 million and costs and estimated earnings in excess of billings of $65.6 million. We periodically assess the credit of our customers and continuously monitor the timeliness of payments. Our customers may be adversely affected by an economic downturn, which may subject us to potential credit risks. In fiscal 2002, we recorded $20.6 million of bad debt expense attributable to receivables due from Adelphia and WorldCom. Adelphia and WorldCom both filed for bankruptcy protection during fiscal 2002. If any of our significant customers file for bankruptcy or experience financial difficulties, we could experience difficulty in collecting what we are owed by them for work already performed or in process, which could lead to reduced cash flows and a decline in our liquidity. Additionally, we may incur losses in excess of current allowances provided.

      We self insure against certain potential liabilities, which leaves us potentially exposed to higher than expected liability claims. We retain the risk, up to certain limits, for automobile liability, general liability, workers’ compensation, locate damage claims, and employee group health claims. We estimate and develop our accrual for claims in future periods based on facts, circumstances and historical evidence. However, the calculation of the estimated accrued liability for self-insured claims remains subject to inherent uncertainty. Should a greater number of claims occur compared to what we have estimated, or should the dollar amount of actual claims exceed what we anticipated, our recorded reserves may not be sufficient, and we could incur substantial additional unanticipated charges. See “Critical Accounting Policies — Self-Insured Claims Liability”.

      The loss of certain key managers could adversely affect our business. We depend on the performance of our executive officers and the senior management of our subsidiaries. Our senior management team has numerous years of experience in our industry, and the loss of any of them could negatively affect our ability to execute our business strategy. Although we have entered into employment agreements with our executive officers and certain other key employees, we cannot guarantee that any key management personnel will remain with us for any length of time. The loss of key management could adversely affect the management of our operations. We do not carry significant “key-person” life insurance on any of our employees.

      Our results of operations may fluctuate seasonally. Most of our work is performed outdoors and as a result, our results of operations are impacted by extended periods of inclement weather. Generally, inclement weather occurs during the winter season which falls during our second and third quarters of the fiscal year. In addition, a disproportionate percentage of total holidays fall within our second quarter, which impacts the number of available workdays. As a result, we may experience reduced revenues in the second and third quarters of each year.

      If we fail to integrate future acquisitions successfully, this could adversely affect our business and results of operations. As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review various opportunities and periodically engage in discussions regarding such possible acquisitions. Future acquisitions may expose us to operational challenges and risks, including the diversion of management’s attention from our existing business, the failure to retain key personnel or customers of an acquired business, the assumption of unknown liabilities of the acquired business for which there are inadequate reserves and the potential impairment of acquired intangible assets. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to successfully integrate any businesses acquired.

      Our backlog is subject to reduction and/or cancellation. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts, including master service agreements. In many instances our customers are not contractually committed to specific volumes of services under a contract. However, the customer is obligated once the services are requested by the customer and provided by us. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with customers and our experience in procurements of this nature. For certain recently initiated multi-year projects relating to fiber deployments for one of our significant customers, we have included in backlog only those amounts relating to calendar year 2005. We have taken this approach with respect to these fiber deployment projects because, when initially installed, they are not required for the day-to-day provision of services by our customer. Consequently, these programs have generally been subject to more uncertainty, as compared to those of our other customers, with regards to budgets and activity levels. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time. If our estimated backlog is significantly inaccurate or does not result in future profits, this could adversely affect our results of operations, cash flows and liquidity.

      We may incur impairment charges on goodwill or other intangible assets in accordance with SFAS No. 142. In accordance with SFAS No. 142, we conduct on at least an annual basis a review of our reporting units to determine whether the carrying value of their respective assets exceeds their corresponding fair market value. Should this be the case, we would determine that the value of our goodwill is impaired and such goodwill would be written down. Any such write-down could adversely affect our results of operations. During 2005, as the result of our annual impairment analysis, we recognized a non-cash after tax charge of approximately $29.0 million in order to reduce the carrying value of goodwill related to our White Mountain Cable Construction subsidiary. We may incur future impairment if our operating results deteriorate for reasons such as those described under “Risk Factors” in this annual report.

      Unanticipated changes in our tax rates or exposure to additional income and other tax liabilities could affect our profitability. We are subject to income taxes in many different jurisdictions of the United States and our tax liabilities are subject to the apportionment of income in different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings in locations with differing tax rates, in the valuation of deferred tax assets and liabilities or in tax laws or by material audit assessments, which could affect our profitability. In particular, the carrying value of deferred tax assets is dependent on our ability to generate future taxable income. In addition, the amount of income and other taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.

      Many of our telecommunications customers are highly regulated and the addition of new regulations or changes to existing regulations may adversely impact their demand for our specialty contracting services and the profitability of those services. Many of our telecommunications customers are regulated by the FCC. The FCC may interpret the application of its regulations to telecommunication companies in a manner that is different than the way such regulations are currently interpreted and may impose additional regulations. If existing or new regulations have an adverse affect on our telecommunications customers and adversely impact the profitability of the services they provide, then demand for our specialty contracting services may be reduced.

      Our operations expose us to various safety and environmental regulations. We are required to comply with increasingly stringent laws and regulations governing environmental protection and workplace safety. With respect to safety, our workers frequently operate heavy machinery and, as such, they are subject to potential injury to themselves or others in the vicinity of work being performed. If any of our workers or any other persons are injured or killed in the course of our operations, we could be found to have violated relevant safety regulations, which could result in a fine or, in extreme cases, criminal sanction.

      A significant portion of our operations result in work performed underground. As a result, we are potentially subject to material liabilities related to encountering underground objects which may cause the release hazardous materials or substances. The environmental laws and regulations which may relate to our business include those regarding the removal and remediation of hazardous substances and waste. These laws and regulations can impose significant fines and criminal sanctions for violations. Costs associated with the discharge of hazardous materials or substances may include clean-up costs and related damages or liabilities. These costs could be significant and could adversely affect our results of operations and cash flows.

Recently Issued Accounting Pronouncements

      See Note 1, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for discussion of New Accounting Pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      We considered the provision of Financial Reporting Release No. 48 “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments” in determining our market risk. We had no significant holdings of derivative financial or commodity instruments at July 30, 2005. A review of our other financial instruments and risk exposures at that date revealed that we had exposure to interest rate risk. At July 30, 2005, we performed sensitivity analyses to assess the potential effect of this risk and concluded that a hypothetical change in interest rates of 100 basis points would not materially affect our financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

      Our consolidated financial statements and related notes and Report of Independent Registered Public Accounting Firm follow on subsequent pages of this report.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JULY 30, 2005 AND JULY 31, 2004

	2005	2004

	(dollars in thousands,
	except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$83,062	$31,383
Short-term investments	—	20,010
Accounts receivable, net	161,321	131,927
Costs and estimated earnings in excess of billings	65,559	58,175
Deferred tax assets, net	12,535	11,922
Income taxes receivable	—	6,988
Inventories	8,116	5,353
Other current assets	11,286	10,275

Total current assets	341,879	276,033

PROPERTY AND EQUIPMENT, net	117,145	100,353

OTHER ASSETS:
Goodwill	194,123	224,141
Intangible assets, net	33,320	35,179
Deferred tax assets, net non-current	—	5,561
Other	10,242	10,568

Total other assets	237,685	275,449

TOTAL	$696,709	$651,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,185	$34,348
Notes and capital leases payable	2,749	4,163
Billings in excess of costs and estimated earnings	464	142
Accrued self-insured claims	28,166	22,297
Income taxes payable	6,598	—
Other accrued liabilities	43,550	41,528

Total current liabilities	118,712	102,478

NOTES AND CAPITAL LEASES PAYABLE	4,179	7,094
ACCRUED SELF-INSURED CLAIMS	22,652	22,473
DEFERRED TAX LIABILITIES, net non-current	1,299	—
OTHER LIABILITIES	57	829

Total liabilities	146,899	132,874

COMMITMENTS AND CONTINGENCIES, Notes 10, 16 and 18 STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 48,865,186 and 48,596,049 issued and outstanding, respectively	16,288	16,199
Additional paid-in capital	355,575	348,570
Deferred compensation	(2,950)	(2,391)
Retained earnings	180,897	156,583

Total stockholders’ equity	549,810	518,961

TOTAL	$696,709	$651,835

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JULY 30, 2005, JULY 31, 2004, AND JULY 26, 2003

	2005	2004	2003

	(dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$986,627	$872,716	$618,183

EXPENSES:
Costs of earned revenues, excluding depreciation	785,616	673,562	482,877
General and administrative	78,960	74,580	68,774
Bad debts expense	767	776	1,285
Depreciation and amortization	46,593	42,066	39,074
Goodwill impairment charge	28,951	—	—

Total	940,887	790,984	592,010

Gain on sale of accounts receivable	—	11,359	—
Interest income	1,341	775	1,509
Interest expense	(417)	(963)	(208)
Other income, net	11,970	4,277	2,981

INCOME BEFORE INCOME TAXES	58,634	97,180	30,455

PROVISION FOR INCOME TAXES:
Current	28,072	35,044	7,529
Deferred	6,248	3,503	5,777

Total	34,320	38,547	13,306

NET INCOME	$24,314	$58,633	$17,149

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.50	$1.21	$0.36

Diluted earnings per share	$0.49	$1.20	$0.36

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	48,746,745	48,348,509	47,880,673

Diluted	49,184,570	48,819,766	47,886,567

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 30, 2005, JULY 31, 2004, AND JULY 26, 2003

	Common Stock
			Additional	Deferred	Retained
	Shares	Amount	paid-in capital	compensation	earnings

	(dollars in thousands)
Balances at July 27, 2002	47,846,403	$15,949	$334,547	$—	$80,801
Stock options exercised	136,299	46	1,746
Income tax benefit from stock options exercised			29
Restricted stock issued to directors	4,066	1	72
Net income					17,149

Balances at July 26, 2003	47,986,768	15,996	336,394	—	97,950
Stock options exercised	324,877	108	4,524
Income tax benefit from stock options exercised			681
Common stock issued in connection with acquisition	175,840	59	4,126
Issuance of restricted stock	105,000	35	2,767	(2,802)
Non-cash compensation				411
Restricted stock issued to directors	3,564	1	78
Net income					58,633

Balances at July 31, 2004	48,596,049	16,199	348,570	(2,391)	156,583
Stock options exercised and other	215,990	71	3,897
Income tax benefit from stock options exercised			1,563
Issuance of restricted stock	50,000	17	1,461	(1,477)
Non-cash compensation				918
Restricted stock issued to directors	3,147	1	84
Net income					24,314

Balances at July 30, 2005	48,865,186	$16,288	$355,575	$(2,950)	$180,897

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 30, 2005, JULY 31, 2004, AND JULY 26, 2003

	2005	2004	2003

	(dollars in thousands)
OPERATING ACTIVITIES:
Net Income	$24,314	$58,633	$17,149
Adjustments to reconcile net cash inflow from operating activities:
Depreciation and amortization	46,593	42,066	39,074
Bad debts expense	767	776	1,285
Gain on disposal of assets	(11,018)	(3,042)	(1,945)
Gain on sale of accounts receivable	—	(11,359)	—
Deferred income taxes	6,248	3,503	5,777
Non-cash compensation expense from the issuance of restricted stock	1,003	490	73
Goodwill impairment charge	28,951	—	—
Change in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in operating assets:
Proceeds on sale of receivables, net	—	34,242	—
Accounts receivable	(25,884)	11,997	(36,801)
Income taxes receivable	6,988	—	—
Costs and estimated earnings in excess of billings, net	(3,326)	(17,853)	(1,116)
Other current assets	(6,390)	(1,661)	1,440
Other assets	1,459	2,636	(3,103)
Increase (decrease) in operating liabilities:
Accounts payable	2,837	8,409	(3,876)
Accrued self-insured claims and other liabilities	6,729	4,338	1,383
Income taxes payables	8,161	(8,957)	5,658

Net cash provided by operating activities	87,432	124,218	24,998

INVESTING ACTIVITIES:
Restricted cash	2,924	(91)	263
Capital expenditures	(64,543)	(35,882)	(19,412)
Proceeds from sale of assets	16,178	7,234	6,238
Purchase of short-term investments	(65,649)	(106,758)	(96,467)
Proceeds from the sale of short-term investments	85,659	141,898	114,505
Cash paid for acquisitions, net of cash acquired	(8,527)	(175,202)	—

Net cash (used in) provided by investing activities	(33,958)	(168,801)	5,127

FINANCING ACTIVITIES:
Borrowings on notes payable	—	85,000	—
Debt issuance costs	(1,434)	—	—
Principal payments on notes and capital leases payable	(4,329)	(88,368)	(79)
Exercise of stock options and other	3,968	4,632	1,792

Net cash (used in) provided by financing activities	(1,795)	1,264	1,713

Net increase/(decrease) in cash and equivalents	51,679	(43,319)	31,838

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	31,383	74,702	42,864

CASH AND EQUIVALENTS AT END OF YEAR	$83,062	$31,383	$74,702

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (CONTINUED)

FOR THE YEARS ENDED JULY 30, 2005, JULY 31, 2004, AND JULY 26, 2003

	2005	2004	2003

	(dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$435	$1,140	$296
Income taxes	$13,984	$46,170	$6,056

Issuance of restricted stock	$1,563	$2,881	$73

Income tax benefit from stock options exercised	$1,563	$681	$29

During the year ended July 30, 2005, the Company acquired substantially all of the assets of RJE Telecom, Inc. and assumed certain liabilities associated with these assets. See Note 3.

Fair market value of net assets acquired	$9,777

Cash paid for acquisition	$9,777

During the year ended July 31, 2004, the Company acquired all of the capital stock of UtiliQuest Holdings Corp. See Note 3.

Fair market value of net assets acquired, including goodwill		$116,082
Less: Cash acquired		(1,394)

Cash paid for acquisition, net of cash acquired		$114,688

During the year ended July 31, 2004, the Company acquired substantially all of the assets of First South Utility Construction, Inc. and assumed certain liabilities associated with these assets. See Note 3.

Fair market value of net assets acquired, including goodwill		$63,448
Less: Common stock issued		(4,184)

Cash paid for acquisition, net of cash acquired		$59,264

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

      Principles of Consolidation — The consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated.

      In September 2004, the Company acquired certain assets and assumed certain liabilities of RJE Telecom, Inc. (“RJE”). In December 2003, the Company acquired UtiliQuest Holdings Corp. (“UtiliQuest”). In November 2003, the Company acquired substantially all of the assets of First South Utility Construction, Inc. (“First South”) and assumed certain liabilities associated with these assets. These acquisitions were accounted for using the purchase method of accounting and the Company’s results include the results of these entities from their respective acquisition dates.

      Accounting Period — The Company uses a fiscal year ending the last Saturday in July. Fiscal 2005 consisted of 52 weeks, fiscal 2004 consisted of 53 weeks, and fiscal 2003 consisted of 52 weeks.

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For the Company, key estimates include revenue recognition for costs and estimated earnings in excess of billings, allowance for doubtful accounts, self-insured claims liability, valuation of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies and litigation. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, the actual results could differ from those estimates and such differences may be material to the financial statements.

      Reclassifications — Certain prior year amounts have been reclassified in order to conform to the current year presentation.

      Revenue Recognition — The Company recognizes revenue using the units of delivery or cost-to-cost measures of the percentage of completion method of accounting. Revenues from services provided to customers are recognized when services are performed. The majority of the Company’s contracts are based on units of delivery and revenue is recognized as each unit is completed. Revenue from other contracts is recognized using cost-to-cost measures of the percentage of completion method and is based on the ratio of contract costs incurred to date to total estimated contract costs. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

      The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized.

      Allowance for Doubtful Account — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period they become known. Management analyzes the collectability of accounts receivable balances each period. This review considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and any other relevant factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of the Company’s future provision for doubtful accounts.

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

      Restricted Cash — At July 30, 2005 and July 31, 2004, the Company had approximately $3.6 million and $6.5 million, respectively, in restricted cash which is held as collateral in support of projected workers’ compensation, automobile and general liability obligations. This cash is included in other current assets and other assets in the consolidated balance sheets and changes in restricted cash are reported in cash flows from investing activities. The Company has reclassified the changes in restricted cash of $(0.1) million and $0.3 million as a component of cash flows provided by (used in) investing activities for fiscal 2004 and fiscal 2003, respectively, to conform to the current year presentation.

      Short-term Investments — At July 31, 2004, short-term investments consisted of market auction rate debt securities classified as “available for sale” securities. The Company maintains its investments with various financial institutions and minimizes its credit risk associated with investments by only investing in investment grade, liquid securities. The securities are reported at fair value and the Company uses market quotes provided by third parties to adjust the carrying value of its investments to fair value at the end of each period with any related unrealized gains and losses included as a separate component of stockholders’ equity, net of applicable taxes. Realized gains and losses and interest and dividends are included in interest income or interest expense, as appropriate. There were no material realized or unrealized gains or losses related to the securities for any of the fiscal years presented. The Company has reclassified approximately $20.0 million of short-term investments as of July 31, 2004 that were previously presented as cash and equivalents to conform to the current year classification. Additionally, for fiscal 2005, 2004, and 2003, the net change in short-term investments of $20.0 million and $35.1 million, and $18.0 million, respectively, is included as a component of cash flows provided by (used in) investing activities. The available for sale securities were classified as current based on the Company’s intent and practice of selling the securities at the scheduled auction dates within twelve months.

      Inventories — Inventories consist primarily of materials and supplies used in the Company’s business and are carried at the lower of cost (first-in, first out) or market (net realizable value). No material obsolescence reserve has been recorded for any of the periods presented.

      Property and Equipment — Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives range from: buildings – 20-31 years; leasehold improvements – the term of the respective lease or the estimated useful life of the improvements, whichever is shorter; new vehicles – 3-7 years; used vehicles – 1-7 years; new equipment and machinery – 2-10 years; used equipment and machinery – 1-10 years; and furniture and fixtures – 3-10 years. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income.

      Goodwill and Intangible Assets — The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company’s reporting units are tested in accordance with SFAS No. 142 during the fourth fiscal quarter of each year to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of the Company’s goodwill or indefinite-lived intangibles may be impaired and written down. Goodwill and other indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests which indicate that the asset might be impaired. If the fair value of the intangible asset were less than the carrying value, an impairment loss would be incurred in an amount equal to the difference. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews finite-lived intangible assets for impairment whenever

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an event occurs or circumstances change which indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. See Note 7.

      Long-Lived Tangible Assets — The Company reviews for impairment of long-lived tangible assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived tangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

      Self-Insured Claims Liability — The Company retains the risk, up to certain limits, for automobile liability, general liability, workers’ compensation, locate damage claims, and employee group health claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as accrued self-insured claims. Locate damage claims result from property and other damages arising in connection with the Company’s utility locating services. Claims are estimated and developed by the Company based on facts, circumstances and historical evidence. The self-insured claims liability totaled $50.8 million and $44.8 million at July 30, 2005 and July 31, 2004, respectively, and included incurred but not reported losses of approximately $24.7 million and $20.7 million at July 30, 2005 and July 31, 2004, respectively. Based on past experience, the Company expects approximately $28.2 million to be paid in the next 12 months.

      Factors affecting the determination of amounts to be accrued for self-insured claims include, but are not limited to, the expected cost for existing and incurred but not reported claims, the frequency of claims, the frequency of use of our health plan by participants, the payment patterns for incurred claims, the hazard level of our operations, the overall level of medical cost inflation, changes in the medical conditions of claimants, economic factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations. If actual results significantly differ from estimates used to calculate the liability, the Company’s financial condition, results of operation, and cash flows may be materially impacted. The calculation of the estimated accrued liability for self-insured claims is subject to inherent uncertainty.

      Income Taxes — The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

      Per Share Data — Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period and potentially dilutive common stock equivalents. Potential common stock equivalents that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. See Notes 2 and 15.

      Accounting for Stock-Based Compensation — Under SFAS No. 123 and No. 148, companies are permitted to continue to apply Accounting Principles Board (“APB”) Opinion No. 25.  APB Opinion No. 25 recognizes compensation expense based on the intrinsic value of the equity instrument awarded. The Company continued to apply APB Opinion No. 25 to its stock-based compensation awards for fiscal 2005. The fair value of the options granted in fiscal 2005 and 2004 has been estimated at the date of grant using the Black-Scholes option-pricing model, which was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company’s options do not have the characteristics of traded options and the option valuation models do not necessarily provide a reliable measure of the fair value as they require the use of subjective assumptions. Changes in these assumptions can materially impact

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value of the Company’s options. No stock-based compensation cost for stock option grants is reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

      On July 21, 2005, the Company’s Compensation Committee approved the accelerated vesting of all unvested stock options granted under the 1998 Incentive Stock Option Plan and the 2003 Long-term Incentive Plan to employees and officers having per share exercise prices equal to or greater than $23.92 (the closing market price on July 21, 2005). Each of these options became fully vested. Approximately 1.4 million options to purchase shares became exercisable immediately as a result of the vesting acceleration. In the case of officers at or above the level of Senior Vice President, the Compensation Committee imposed a holding period that will require the optionees to refrain from selling common stock acquired upon the exercise of these options (other than shares needed to cover the exercise price and satisfying withholding taxes) until the date on which the exercise would have been permitted under the option’s original vesting terms. The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would have otherwise recognized in its consolidated statement of operations with respect to these accelerated options upon the adoption SFAS No. 123(R), “Share-Based Payment”. The acceleration of the vesting of these options did not result in a charge based on accounting principles generally accepted in the United States. The acceleration did result in the recognition of an additional $20.6 million of pre-tax expense included in the pro forma disclosures below and the exclusion of such amounts from compensation expense in future years. The pro forma disclosures required by SFAS No. 148 are presented below. These pro forma effects may not be representative of future stock compensation expense since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period and the vesting of certain options was accelerated on July 21, 2005.

	Fiscal Year Ended

	2005	2004	2003

	(dollars in thousands, except per
	share amounts)
Net income, as reported	$24,314	$58,633	$17,149
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(22,953)	(5,239)	(5,070)

Pro forma net income	$1,361	$53,394	$12,079

Earnings per share:
Basic — as reported	$0.50	$1.21	$0.36

Basic — pro forma	$0.03	$1.10	$0.25

Diluted — as reported	$0.49	$1.20	$0.36

Diluted — pro forma	$0.03	$1.09	$0.25

Pro forma weighted average fair value of options granted	$19.71	$14.63	$7.96

Risk-free interest rate	3.6%	3.6%	3.3%

Expected life (years)	6	6	6

Expected volatility	58.7%	59.6%	59.0%

Dividends	—	—	—

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Comprehensive Income — During fiscal 2005, 2004 and 2003, the Company did not have any changes in its equity resulting from non-owner sources and, accordingly, comprehensive income was equal to the net income amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.

      Fair Value of Financial Instruments — The carrying value of cash and equivalents, short-term investments, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items. The Company’s notes and capital leases payable were recorded at fair value in connection with the acquisition of UtiliQuest and approximate fair value based on the rates of interest and the relative short term nature of the instruments.

      Recently Issued Accounting Pronouncements — In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for certain inventory costs. SFAS No 151 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have an impact on the Company’s results of operations, financial position, or cash flows.

      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” APB No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on the Company’s results of operations, financial position, or cash flows.

      In December 2004, the FASB issued SFAS No. 123(R), which amended SFAS No. 123. SFAS No. 123(R) requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. Prior to SFAS No. 123(R), only certain pro-forma disclosures of fair value were required.

      In March 2005, the SEC released Staff Accounting Bulletin 107, “Share-Based Payment” (“SAB 107”). The interpretations in SAB 107 express views of the SEC staff regarding the application of SFAS No. 123(R). SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC’s views regarding the valuation of share-based payment arrangements. In April 2005, the SEC adopted a new rule amending the effective dates of SFAS No. 123(R) for public companies by issuing Release 33-8568. The new rule allows registrants to implement SFAS No. 123(R) at the beginning of their next fiscal year that beings after June 15, 2005. SFAS No. 123(R) is effective for the Company in the first quarter of fiscal 2006. On July 21, 2005 the Company accelerated the vesting of approximately 1.4 million options with per share exercise prices equal to or greater than $23.92 so that each such option became fully vested in order to eliminate future compensation expense the Company would otherwise have recognized in the Company’s Consolidated Statement of Operations upon the adoption SFAS No. 123(R) (see Note 1, Accounting for Stock-Based Compensation). Based on the remaining unvested options at July 30, 2005, the Company expects to incur non-cash compensation expense of approximately $2.0 million during fiscal 2006.

      In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations”, which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred which is generally upon acquisition, construction, or development and/or through the normal operation of the asset. FIN 47 clarifies the term “conditional asset retirement obligation” as used in FASB No. 143 and clarifies when an entity would have sufficient information

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to reasonably estimate the fair value of the asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 is not expected to have an impact on the Company’s results of operations, financial position, or cash flows.

      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the accounting and reporting requirements of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have an impact on the Company’s results of operations, financial position, or cash flows.

2.	Computation of Earnings Per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS No. 128. Common stock equivalents related to stock options are excluded from diluted earnings per share calculations if their effect would be anti-dilutive.

	Fiscal Year Ended

	2005	2004	2003

	(dollars in thousands, except per share amounts)
Net income available to common stockholders (numerator)	$24,314	$58,633	$17,149

Weighted-average number of common shares (denominator)	48,746,745	48,348,509	47,880,673

Basic earnings per common share	$0.50	$1.21	$0.36

Weighted-average number of common shares	48,746,745	48,348,509	47,880,673
Potential common stock arising from stock options	437,825	471,257	5,894

Total shares-diluted (denominator)	49,184,570	48,819,766	47,886,567

Diluted earnings per common share	$0.49	$1.20	$0.36

Antidilutive weighted shares excluded from the calculation of earnings per share	1,690,194	1,844,819	2,743,641

3.	Acquisitions

      On November 25, 2003, the Company acquired substantially all of the assets and assumed certain of the liabilities associated with those assets of First South. First South provided specialty contracting services to telecommunications customers. Consideration consisted of approximately $50.3 million in cash, adjusted for cash received by the Company from the settlement of an escrow agreement in fiscal 2005, and 175,840 shares of Dycom’s common stock. In conjunction with the acquisition, the Company also paid approximately $9 million for excess working capital consisting primarily of accounts receivable and unbilled revenue.

      On December 3, 2003, the Company acquired UtiliQuest for a cash purchase price of approximately $116.1 million. UtiliQuest is a provider of underground locating services. In connection with the acquisition, the Company borrowed approximately $85.0 million under its previous credit agreement. This amount was repaid during fiscal 2004.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On September 21, 2004, the Company acquired certain assets and assumed certain liabilities of RJE for a cash purchase price of approximately $9.8 million. RJE provides specialty contracting services primarily to telephone companies.

      The Company accounted for the above acquisitions using the purchase method of accounting. Accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. Purchase price in excess of the fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. The operating results of the companies acquired are included in the accompanying consolidated financial statements from their respective date of purchase. The purchase prices of the RJE, First South and UtiliQuest acquisitions are derived as follows:

	RJE	First South		UtiliQuest

	(dollars in thousands)
Cash paid	$9,710	$58,979	(*)	$115,165
Transaction costs	67	285		917
Dycom common stock issued	—	4,184		—

Total purchase price	$9,777	$63,448		$116,082

*	Includes $9.0 million for excess working capital.

      Management determined the fair values used in the purchase price allocation for intangible assets with the assistance of independent valuation specialists based on estimated discounted future cash flows, royalty rates and historical data, among other information. Goodwill of approximately $42.8 million and $37.0 million

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is expected to be deductible for tax purposes related to the acquisitions of First South and UtiliQuest, respectively. The purchase price of the acquisitions was allocated as follows:

	RJE	First South	UtiliQuest

	(dollars in thousands)
Assets:
Cash and equivalents	$—	$—	$1,394
Accounts receivable, net	4,278	7,069	15,652
Costs and estimated earnings in excess of billings	3,735	6,069	—
Deferred tax asset, net current	—	—	2,074
Other current assets	—	551	3,277
Property and equipment	395	6,530	15,141
Goodwill	—	42,842	73,910
Tradename	—	155	4,870
Intangibles — customer relationships	1,423	3,300	27,500
Other tangibles, net	—	800	—
Deferred tax asset, net non-current	—	—	5,484
Other assets	37	—	5,096

Total assets	9,868	67,316	154,398

Liabilities:
Accounts payable	—	2,094	1,110
Capital leases — short term	—	—	5,110
Accrued self-insured claims	—	—	11,755
Other accrued liabilities	91	1,774	6,053
Capital leases — long term	—	—	5,688
Notes payable — long term	—	—	3,797
Accrued self-insured claims — long term	—	—	4,803

Total liabilities	91	3,868	38,316

Net assets acquired	$9,777	$63,448	$116,082

      The following unaudited pro forma summaries present the Company’s consolidated results of operations as if the RJE, First South and UtiliQuest acquisitions had occurred on July 27, 2003, the first day of the Company’s fiscal year 2004. The unaudited pro forma information is not necessarily indicative of the results of

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations of the combined companies had these acquisitions occurred at the beginning of the year presented nor it is indicative of future results.

	Fiscal Year Ended

	2005	2004

	(dollars in thousands, except
	per share data)
Total revenues	$992,689	$964,124
Income before income taxes	59,009	100,714
Net income	24,539	60,667

Earnings per share:
Basic	$0.50	$1.25
Diluted	$0.50	$1.24

4.	Accounts Receivable

      Accounts receivable consist of the following:

	2005	2004

	(dollars in thousands)
Contract billings	$160,579	$131,298
Retainage	1,977	3,799
Other receivables	1,610	618

Total	164,166	135,715
Less allowance for doubtful accounts	2,845	3,788

Accounts receivable, net	$161,321	$131,927

      The allowance for doubtful accounts changed as follows:

	Fiscal Year Ended

	July 30, 2005	July 31, 2004

	(dollars in thousands)
Allowance for doubtful accounts at beginning of year	$3,788	$3,978
Additions charged to bad debt expense	767	776
Additions to allowance from acquisitions	215	151
Amounts charged against the allowance, net of recoveries	(1,925)	(1,117)

Allowance for doubtful accounts at end of year	$2,845	$3,788

      During fiscal 2004, the Company sold accounts receivable, classified as non-current, which consisted of pre-petition trade receivables due from Adelphia Communications Corporation (“Adelphia”) with a carrying value of $21.6 million. Adelphia filed for bankruptcy protection in the fourth quarter of fiscal 2002. The Company received proceeds on the sale of $34.2 million and recorded a gain on the sale, net of expenses, of $11.4 million. Additionally during fiscal 2004, the Company recorded the recovery of previously written off accounts receivables in the amount of $0.9 million.

      As of July 30, 2005 and July 31, 2004, the Company expected to collect all retainage balances within the next twelve months. Additionally, the Company believes that none of its significant customers are experiencing significant financial difficulty as of July 30, 2005.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Costs and Estimated Earnings in Excess of Billings

      Costs and estimated earnings in excess of billings, net consists of the follows:

	2005	2004

	(dollars in thousands)
Costs incurred on contracts in progress	$52,805	$44,920
Estimated to date earnings	12,754	13,270

Total costs and estimated earnings	65,559	58,190
Less billings to date	464	157

	$65,095	$58,033

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$65,559	$58,175
Billings in excess of costs and estimated earnings	(464)	(142)

	$65,095	$58,033

      The Company recognizes revenue for services from contracts that are based on units of delivery or cost-to-cost measures of the percentage of completion method. The above amounts aggregate the effects of these contracts.

6.	Property and Equipment

      Property and equipment consists of the following:

	2005	2004

	(dollars in thousands)
Land	$4,088	$4,671
Buildings	9,469	10,417
Leasehold improvements	1,667	1,501
Vehicles	141,124	136,424
Furniture and fixtures	25,629	23,544
Equipment and machinery	106,885	103,133

Total	288,862	279,690
Less accumulated depreciation	171,717	179,337

Property and equipment, net	$117,145	$100,353

      Depreciation expense and repairs and maintenance expense for fiscal 2005, 2004, and 2003 were as follows:

	Fiscal Year Ended

	2005	2004	2003

	(dollars in thousands)
Depreciation expense	$43,285	$39,890	$38,677
Repairs and maintenance expense	$17,314	$15,587	$10,167

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Goodwill and Intangible Assets

      As of July 30, 2005 and July 31, 2004, the Company had $194.1 million and $224.1 million of goodwill, respectively. During 2005, as the result of the annual impairment analysis, the Company determined that the goodwill of its White Mountain Cable Construction subsidiary was impaired. The recent under-performance of the subsidiary’s financial results, combined with a reduction in the future expected cash flows from this subsidiary, resulted in a goodwill impairment charge of approximately $29.0 million. The estimated fair value of the reporting unit was determined based on the Company’s best estimate of future cash flows from revenue and operating costs considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business and operational strategies. The valuation included a combination of present value techniques to measure fair value and considered market factors.

      Intangible assets consist of the following:

	Useful Life
	In Years	2005	2004

		(dollars in thousands)
Carrying amount:
Licenses	5	$—	$51
Covenants not to compete	5-7	1,189	1,251
UtiliQuest tradename	—	4,700	4,700
Tradenames	4-5	325	325
Customer relationships	15	32,261	30,800
Backlog	4	953	1,236

		39,428	38,363
Accumulated amortization:
Licenses		—	46
Covenants not to compete		634	487
Tradenames		187	117
Customer relationships		4,476	1,693
Backlog		811	841

		6,108	3,184

Net		$33,320	$35,179

      Amortization expense was $3.3 million, $2.2 million, and $0.4 million for the fiscal years ended July 30, 2005, July 31, 2004, and July 26, 2003, respectively. Amortization for the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit while the amortization for other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets. Estimated amortization expense for fiscal 2006 through fiscal 2010 and thereafter is as follows (dollars in thousands):

2006	$3,183
2007	$3,004
2008	$2,976
2009	$2,514
2010	$2,008
Thereafter	$14,935

8.	Accrued Self-Insured Claims

      The Company retains the risk, up to certain limits, for automobile liability, general liability, workers’ compensation, employee group health claims, and locate damage claims. With regard to losses occurring in fiscal year 2005, the Company has retained the risk to $1.0 million on a per occurrence basis for workers compensation and for automobile liability. For general liability, the Company has retained the risk to $250,000, except with respect to our UtiliQuest subsidiary for which the Company has retained the risk to $2.0 million for general liability. Within its umbrella coverage, the Company has retained the risk of loss for automobile liability and general liability and damage claims between $2.0 and $5.0 million, on a per occurrence basis, with an aggregate stop loss for this layer of $10.0 million. The retention amounts are applicable in those states in which the Company operates and is allowed to retain the risk. For fiscal year 2005, the Company has an aggregate stop loss coverage for these exposures at a stated retention of approximately $33.8 million and an umbrella liability coverage to a policy limit of $75.0 million.

      For losses under the Company’s employee health plan occurring during fiscal 2005, the Company has retained the risk, on an annual basis, of $200,000 per participant. For fiscal 2005, the Company has an aggregate stop loss coverage for this exposure at the stated retention of approximately $27.5 million.

      Accrued self-insured claims consist of the following:

	2005	2004

	(dollars in thousands)
Current:
Accrued auto, general liability and workers’ compensation	$13,538	$10,030
Accrued employee group health	3,782	2,932
Accrued damage claims	10,846	9,335

	28,166	22,297
Non-current:
Accrued auto, general liability and workers’ compensation	18,175	19,524
Accrued damage claims	4,477	2,949

	22,652	22,473

Total accrued self-insured claims	$50,818	$44,770

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Other Accrued Liabilities

      Other accrued liabilities consist of the following:

	2005	2004

	(dollars in thousands)
Accrued payroll and related taxes	$15,844	$17,883
Accrued employee bonus and benefit costs	8,734	9,128
Accrued construction costs	9,789	5,268
Other	9,183	9,249

Other accrued liabilities	$43,550	$41,528

10.	Notes and Capital Leases Payable

      Notes and capital leases payable consist of the following:

	2005	2004

	(dollars in
	thousands)
Capital leases	$3,266	$7,516
Notes payable	3,649	3,721
Equipment loans	13	20

	6,928	11,257
Less current portion	2,749	4,163

Notes and capital leases payable-non-current	$4,179	$7,094

      During the second quarter of fiscal 2005, the Company entered into a new five-year $300 million unsecured revolving Credit Agreement (“Credit Agreement”) with a syndicate of banks that replaced the Company’s prior credit agreement. The Credit Agreement provides the Company with a commitment of $300 million for a five-year period and includes a $100 million sublimit for the issuance of letters of credit. As of July 30, 2005, the Company had $37.3 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are all issued to insurance companies as part of the Company’s self-insurance program. At July 30, 2005 the Company had no other borrowings under its Credit Agreement.

      The Credit Agreement requires that the Company maintain certain financial covenants and imposes certain conditions including restricting its ability to encumber assets or incur certain types of indebtedness. The Company must maintain a leverage ratio of not greater than 2.75:1.00 and maintain an interest coverage ratio of not less than 2.75:1.00, in each case as measured at the end of each fiscal quarter. The Company must also maintain consolidated tangible net worth of not less than $200 million plus the sum of (i) 50% of consolidated net income (if positive) from December 21, 2004 to the date of computation and (ii) 75% of the equity issuances made from December 21, 2004 to the date of computation. At July 30, 2005, the Company was in compliance with all financial covenants and conditions under the Credit Agreement.

      At the Company’s option, loans under the Credit Agreement bear interest, at either the bank’s Base Rate or LIBOR, plus a spread. This spread is predicated upon the Company’s current leverage ratio. The bank’s Base Rate is the greater of the lead bank’s prime rate or the federal funds rate plus 0.50%. At July 30, 2005, the Company’s rate of interest applicable to its borrowings would be at the bank’s Base Rate or LIBOR plus a spread of 1.0%. During fiscal 2005, the Company deferred approximately $1.7 million of fees related to the Credit Agreement, which are being amortized over its five year term. In addition, the Company is required to pay a quarterly facility fee, at rates that range from 0.200% to 0.375% of the unutilized commitments

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depending on the Company’s leverage ratio. However, in the event the Company is utilizing less than one-third of the facility, the fee will be .375% of the unutilized commitments. Obligations under the credit agreement are guaranteed by certain material subsidiaries of the Company.

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

Capital
Leases

(dollars in
thousands)
2006	$2,796
2007	535

Future minimum lease payments	3,331
Less: portion representing interest	65

Future minimum lease payments, net	$3,266

11.	Income Taxes

      The components of the provision for income taxes are as follows:

	Fiscal Year Ended

	2005	2004	2003

	(dollars in thousands)
Current:
Federal	$24,015	$30,313	$5,518
State	4,057	4,731	2,011

	28,072	35,044	7,529

Deferred:
Federal	5,374	3,013	5,252
State	874	490	525

	6,248	3,503	5,777

Total tax provision	$34,320	$38,547	$13,306

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The deferred tax provision is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The deferred tax assets and liabilities are comprised of the following:

	2005	2004

	(dollars in thousands)
Deferred tax assets:
Self-insurance and other
non-deductible reserves	$20,327	$19,173
Allowance for doubtful accounts	1,095	1,458
Goodwill and intangibles	2,180	5,789
Other	2,780	3,643

	$26,382	$30,063

Deferred tax liabilities:
Property and equipment	$15,146	$12,580
Other	—	—

	$15,146	$12,580

Net deferred tax assets	$11,236	$17,483

      The Company believes that it is more likely than not that the deferred tax assets will be realized through future taxable income.

      The difference between the total tax provision and the amount computed by applying the statutory federal income tax rates to pre-tax income is as follows:

	Fiscal Year Ended

	2005	2004	2003

	(dollars in thousands)
Statutory rate applied to pre-tax income	$20,522	$34,013	$10,659
State taxes, net of federal tax benefit	3,205	3,394	1,648
Write-down of intangible assets, with no tax benefit	10,133	—	—
Tax effect of non-deductible items	1,075	833	871
Non-taxable interest income	(107)	(92)	(176)
Other items, net	(508)	399	304

Total tax provision	$34,320	$38,547	$13,306

12.	Other Income, net

      The components of other income, net, are as follows:

	Fiscal Year Ended

	2005	2004	2003

	(dollars in thousands)
Gain on sale of fixed assets	$11,018	$3,042	$1,945
Miscellaneous income	952	1,235	1,036

Total other income, net	$11,970	$4,277	$2,981

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Capital Stock

      During fiscal 2005, the Company granted 50,000 restricted shares of its common stock to the Chief Operating Officer of the Company, pursuant to his employment agreement. The restricted shares vest over a period of four years on December 31 of each year. Upon issuance of the restricted shares, deferred compensation aggregating $1.5 million was charged to stockholders’ equity for the fair value of the restricted stock and is being recognized as compensation expense ratably over the four year vesting period. Non-cash compensation expense of approximately $0.2 million was recognized during fiscal 2005 related to the vesting of the restricted shares.

      During fiscal 2004, the Company granted 105,000 restricted shares of its common stock to the Chief Executive Officer of the Company, pursuant to his employment agreement. The restricted shares vest over a period of four years on December 31 of each year. Upon issuance of the restricted shares, deferred compensation aggregating $2.8 million was charged to stockholders’ equity for the fair value of the restricted stock and is being recognized as compensation expense ratably over the four year vesting period. Non-cash compensation expense of approximately $0.7 and $0.4 million was recognized during fiscal 2005 and fiscal 2004, respectively, related to the vesting of the restricted shares.

      On November 25, 2003, the Company issued 175,840 shares of common stock in connection with the acquisition of substantially all of the assets of First South and the assumption of certain liabilities associated with these assets.

      On November 26, 2002, the shareholders of the Company approved the 2002 Directors Restricted Stock Plan whereby non-employee directors must elect to receive a minimum percentage of their annual retainer fees in restricted shares of the Company’s common stock. The Company has reserved 100,000 shares of its common stock for issuance under the plan. The number of restricted shares of the Company’s common stock to be granted is based on the fair market value of a share of common stock on the date such fees are payable. As of July 30, 2005, 10,777 shares had been issued under this plan at a weighted average market price of $19.75 per share. Non-cash expense of approximately $0.1 million was recognized during both fiscal 2005 and 2004 related to the issuances of the restricted shares.

14.	Employee Benefit Plans

      The Company and its subsidiaries sponsor contribution plans that provide retirement benefits to all employees that elect to participate. Under the plans, participating employees may defer up to 15% of their base pre-tax compensation. The Company contributes 30% of the first 5% of base compensation that a participant contributes to the Plan. The Company’s contributions were $0.9 million, $0.8 million, and $0.7 million in fiscal years 2005, 2004, and 2003, respectively.

15.	Stock Option Plans

      The Company has five stock option plans: the 1991 Incentive Stock Option Plan (“the 1991 Plan”), the 1998 Incentive Stock Option Plan (“the 1998 Plan”), the Arguss Communications, Inc. 1991 Stock Option Plan (“the 1991 Arguss Plan”), 1994 Directors Stock Option Plan (“the 1994 Directors Plan”), the 2001 Directors Stock Option Plan (“the 2001 Directors Plan”), and the 2003 Long-term Incentive Plan (“the 2003 Plan”) The 1991 Plan and the 1994 Directors Plan have expired and no further options will be granted under these plans. Additionally, no further options will be granted under the 1991 Arguss Plan. At July 30, 2005, there were 69,426 options, 12,000 options, and 214,161 options outstanding under the 1991 Plan, the 1994 Directors Plan, and the 1991 Arguss Plan, respectively.

      Under the 1998 Plan and the 2003 Plan, the Company may grant options to key employees for up to 5,316,845 and 2,000,000 shares of common stock, respectively, until the plans expire in 2008 and 2013, respectively. Under the terms of these plans, options are granted at the closing price on the date of the grant

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and are exercisable over a period of up to ten years. On July 21, 2005, the Company’s Compensation Committee approved the accelerated vesting of all unvested stock options granted under these Plans to current employees and officers with per share exercise prices equal to or greater than $23.92 (the closing market price on July 21, 2005), so that each such option became fully vested. Approximately 1.4 million options to purchase shares became exercisable immediately as a result of the vesting acceleration (see Note 1, Accounting for Stock-Based Compensation). In the case of officers of the Company at or above the level of Senior Vice President, the Compensation Committee imposed a holding period that will require the optionees to refrain from selling common stock acquired upon the exercise of these options (other than shares needed to cover the exercise price and satisfying withholding taxes) until the date on which the exercise would have been permitted under the option’s original vesting terms. Approximately 426,000 unvested options under these Plans with per share exercise prices below $23.92 were not accelerated. The options that were not accelerated vest and become exercisable ratably over a four-year period, beginning immediately on the date of the grant. At July 30, 2005, there were 2,284,884 options outstanding and 2,506,735 options available for grant under the 1998 Plan, and 985,900 options outstanding and 858,350 options available for grant under 2003 Plan.

      Under the 2001 Director Plan, the Company may grant options to directors for up to 240,000 shares of common stock until the plan expires in 2013. Under the terms of this plan, options are granted at the closing price on the date of the grant and are exercisable over a period of up to five years. The options vest and become exercisable ratably over a four-year period, beginning immediately on the date of the grant. At July 30, 2005, there were 79,000 options outstanding and 159,500 options available for grant under the 2001 Director Plan.

      The following table summarizes the status of all Company stock option plans for the three years ended July 26, 2003, July 31, 2004, and July 30, 2005:

	Number of	Weighted Average
	Shares	Exercise Price

Options outstanding at July 27, 2002	3,152,408	$30.18
Granted	789,152	$13.80
Terminated	(774,677)	$33.34
Exercised	(136,299)	$13.15

Options outstanding at July 26, 2003	3,030,584	$25.89
Granted	884,676	$25.08
Terminated	(341,903)	$29.09
Exercised	(324,877)	$14.26

Options outstanding at July 31, 2004	3,248,480	$26.49
Granted	953,400	$34.11
Terminated	(340,519)	$33.07
Exercised	(215,990)	$16.52

Options outstanding at July 30, 2005	3,645,371	$28.46
Exercisable options at
July 26, 2003	1,438,997	$33.42
July 31, 2004	1,461,618	$33.35
July 30, 2005	3,154,064	$30.53

      The range of exercise prices for options outstanding at July 30, 2005 was $10.50 to $58.55. The range of exercise prices for options is due to changes in the price of the Company’s stock over the period of the grants.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes information about options outstanding and exercisable at July 30, 2005:

	Outstanding Options

		Weighted	Weighted
		Average	Average
	Number of	Remaining	Exercise
	Shares	Contractual Life	Price

Range of exercise prices
$10.01 to $12.50	15,067	6.4	$10.81
$12.51 to $15.00	862,149	6.8	$14.05
$15.01 to $23.92	7,000	7.2	$17.31
$23.93 to $30.00	1,270,770	6.8	$25.94
$30.01 to $35.00	902,838	9.0	$34.33
$35.01 to $40.00	35,300	4.0	$37.19
$40.01 to $47.00	358,379	4.9	$45.32
$47.01 to $60.00	193,868	3.5	$50.61

	3,645,371	7.0	$28.46

	Exercisable Options

	Number of Shares	Weighted
	Exercisable	Average
	as of	Exercise
	July 30, 2005	Price

Range of exercise prices
$10.01 to $12.50	11,441	$10.65
$12.51 to $15.00	418,968	$14.11
$15.01 to $23.92	3,000	$16.33
$23.93 to $30.00	1,230,270	$25.88
$30.01 to $35.00	902,838	$34.33
$35.01 to $40.00	35,300	$37.19
$40.01 to $47.00	358,379	$45.32
$47.01 to $60.00	193,868	$50.61

	3,154,064	$30.53

      These options will expire if not exercised at specific dates ranging from August 2005 to May 2015. The prices for the options exercisable at July 30, 2005 ranged from $10.50 to $58.55.

16.	Related Party Transactions

      The Company leases administrative offices from entities related to officers of certain of its subsidiaries. The total expense under these arrangements for the fiscal years ended July 30, 2005, July 31, 2004, and July 26, 2003 were $1.3 million, $1.5 million and $1.9 million, respectively. The remaining future minimum

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease commitments under these arrangements during each fiscal year through fiscal year 2010 and thereafter is as follows:

Related Party
Future Minimum
Lease Payments

(dollars in thousands)
2006	$1,155
2007	1,121
2008	1,009
2009	490
2010	130
Thereafter	477

Total	$4,382

17.	Major Customers and Concentration of Credit Risk

      The Company’s operating subsidiaries obtain contracts from both public and private concerns. For the last three fiscal years, revenues from Verizon, BellSouth, Comcast and Sprint represented the following percentages of total revenue:

	Fiscal Year Ended

	2005	2004	2003

Verizon	25.1%	3.7%	0.5%
BellSouth	16.6%	14.0%	12.1%
Comcast	11.3%	28.5%	33.0%
Sprint	7.5%	10.1%	7.6%

      Financial instruments which subject the Company to concentrations of credit risk consist almost entirely of trade accounts receivable. Verizon, BellSouth, Comcast, and Sprint represent a significant portion of the Company’s customer base. As of July 30, 2005, the total outstanding trade receivables from Verizon, BellSouth, Comcast, and Sprint were approximately $57.6 million or 35.8%, $15.0 million or 9.4%, $16.3 million or 10.2%, and $7.6 million or 4.7%, respectively, of the outstanding trade receivables.

18.	Commitments and Contingencies

      The federal employment tax returns for two of the Company’s subsidiaries have been audited by the Internal Revenue Service (“IRS”). As a result of the audit, the Company received a proposed assessment from the IRS in March 2004. At issue, according to the examination reports, are the taxpayers’ characterization of certain employee reimbursements for the calendar years 2000 and 2001. The Company reached an agreed assessment with the IRS regarding one of the two subsidiaries. The Company recorded the amount of the agreed assessment, which was paid during fiscal 2005, against the accrual for this matter that was established in fiscal 2004. Subsequent to this agreement, $7.4 million of the proposed assessment is still at issue. The Company continues to disagree with the amount of the proposed assessment with respect to the other subsidiary and is pursuing an administrative appeal of this matter which the Company intends to vigorously defend. The Company believes it has a number of legal defenses available that may substantially reduce the proposed assessment and has therefore not recorded any significant liability with respect to the remaining assessment.

      In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain, thus judgment is required in determining the provision for income taxes and the associated income tax assets

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and liabilities. The Company regularly assesses its position with regard to individual tax exposures and records liabilities for uncertain tax positions according to the principles of SFAS No. 5, Accounting for Contingencies. These liabilities reflect management’s best estimate of the likely outcomes of current and potential future audits.

      In the normal course of business, certain of the Company’s subsidiaries have pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims or proceedings will have a material effect on the Company’s consolidated financial statements.

      The Company and its subsidiaries have operating leases covering office facilities, vehicles, and equipment that have noncancelable terms in excess of one year. Certain of these leases contain renewal provisions and generally require the Company to pay insurance, maintenance, and other operating expenses. Total expense incurred under operating lease agreements, excluding the transactions with related parties (see Note 16), for the fiscal years ended July 30, 2005, July 31, 2004, and July 26, 2003, was $6.1 million, $6.9 million, and $7.4 million, respectively. The future minimum obligation under these leases during each fiscal year through fiscal 2010 and thereafter is as follows:

Future Minimum
Lease Payments

(dollars in thousands)
2006	$5,025
2007	3,118
2008	1,594
2009	1,103
2010	790
Thereafter	2,387

Total	$14,017

19.	Segment Information

      The Company operates throughout the United States in one reportable segment as a specialty contractor. The Company provides engineering, construction, maintenance and installation services to telecommunications providers, underground locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. These services are provided by the Company’s various subsidiaries. All of the Company’s subsidiaries have been aggregated into one reporting segment due to their similar customer bases, products and production methods, and distribution methods. The following table presents information regarding revenues by type of customer:

	Fiscal Year Ended

	2005	2004	2003

	(dollars in thousands)
Telecommunications	$733,008	$680,145	$537,703
Utility line locating	213,161	157,997	55,658
Electric utilities and other construction and maintenance	40,458	34,574	24,822

Total contract revenues	$986,627	$872,716	$618,183

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Financial Data (Unaudited)

      In the opinion of management, the following unaudited quarterly data for the fiscal years ended July 30, 2005 and July 31, 2004 reflect all adjustments, which consist of normal recurring accruals, necessary to present a fair statement of amounts shown for such periods. The earnings per common share calculation for each quarter is based on the weighted average shares of common stock outstanding plus the dilutive effect of stock options.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(dollars in thousands, except per share amounts)
2005:
Revenues	$263,166	$224,539	$247,660	$251,263
Income (Loss) Before Income Taxes	$25,797	$12,196	$22,795	$(2,153)
Net Income (Loss)	$15,621	$7,374	$13,713	$(12,393)
Earnings (Loss) per Common Share:
Basic	$0.32	$0.15	$0.28	$(0.25)
Diluted	$0.32	$0.15	$0.28	$(0.25)
2004:
Revenues	$196,021	$196,369	$219,562	$260,764
Income Before Income Taxes	$23,293	$26,932	$18,735	$28,220
Net Income	$13,927	$16,442	$11,177	$17,086
Earnings per Common Share:
Basic	$0.29	$0.34	$0.23	$0.35
Diluted	$0.29	$0.34	$0.23	$0.35

      The fourth quarter of 2004 had 14 weeks and all other quarters indicated above had 13 weeks. The sum of quarterly earnings per share amounts can differ from those reflected in the Company’s Consolidated Statements of Operations due to the weighting of common stock and common stock equivalents outstanding during each of the respective periods. The second quarter of fiscal 2004 includes a gain on sale of accounts receivable of approximately $11.4 million related to the sale of receivables due from Adelphia (See Note 4). The fourth quarter of fiscal 2005 includes a goodwill impairment charge of $29.0 million (see Note 7).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dycom Industries, Inc.
Palm Beach Gardens, Florida

      We have audited the accompanying consolidated balance sheets of Dycom Industries, Inc. and subsidiaries (the “Company”) as of July 30, 2005 and July 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dycom Industries, Inc. and subsidiaries as of July 30, 2005 and July 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 8, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Fort Lauderdale, Florida

September 8, 2005

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Management of Dycom Industries, Inc. and subsidiaries is responsible for establishing and maintaining a system of internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control system is designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute assurance, with respect to reporting financial information. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

      Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 30, 2005. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of July 30, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

/s/ Steven E. Nielsen Steven E. Nielsen President and Chief Executive Officer	/s/ Richard L. Dunn Richard L. Dunn Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dycom Industries, Inc.
Palm Beach Gardens, Florida

      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Dycom Industries, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of July 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of July 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 30, 2005 of the Company and our report dated September 8, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Fort Lauderdale, Florida

September 8, 2005

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

			Executive Officer
Name	Age	Office	Since

Steven E. Nielsen	42	Chairman, President, Chief Executive Officer	2/26/1996
Richard L. Dunn	56	Senior Vice President and Chief Financial Officer	1/28/2000
Timothy R. Estes	51	Executive Vice President and Chief Operating Officer	9/01/2001
Richard B. Vilsoet	51	General Counsel and Corporate Secretary	6/11/2005

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

      Richard B. Vilsoet has been the Company’s General Counsel and Corporate Secretary since June 2005. Before joining the Company, Mr. Vilsoet was a partner with Shearman & Sterling, LLP. Mr. Vilsoet was with Shearman & Sterling, LLP for over 15 years.

Audit Committee

      Charles M. Brennan, III, Stephen C. Coley, Kristina M. Johnson, and Joseph M. Schell are members of the audit committee. This committee is empowered to: (i) appoint, fix the compensation of and oversee the work of our independent auditors (including the power to resolve any disagreements between management and the independent auditors), with the independent auditors reporting directly to the audit committee; (ii) pre-approve all audit services and permissible non-audit services; (iii) establish procedures for whistleblower complaints; and (iv) engage and determine funding for independent counsel and other advisors. The board of directors has determined that Charles M. Brennan, III is an audit committee financial expert within the meaning of the rules of the Securities and Exchange Commission.

Code of Ethics

      We have adopted a Code of Ethics for Senior Financial Officers which is a code of ethics as that term is defined in Item 406(b) of Regulation S-K and which applies to its Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. The Code of Ethics for Senior Financial Officers is available on our Internet website at www.dycomind.com. If we make any substantive amendments to, or a waiver from, provisions of the Code of Ethics for Senior Financial Officers, we will disclose the nature of such amendment, or waiver, on that website or in a report on Form 8-K.

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

Item 14.	Principal Accounting Fees and Services

      Information concerning principal accounting fees and services is hereby incorporated by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

      (a) The following documents are filed as a part of this report:

Page

1. Consolidated financial statements:
Consolidated balance sheets at July 30, 2005 and July 31, 2004	30
Consolidated statements of operations for the fiscal years ended July 30, 2005, July 31, 2004, and July 26, 2003	31
Consolidated statements of stockholders’ equity for the fiscal years ended July 30, 2005, July 31, 2004, and July 26, 2003	32
Consolidated statements of cash flows for the fiscal years July 30, 2005, July 31, 2004, and July 26, 2003	33
Notes to consolidated financial statements	35
Report of Independent Registered Public Accounting Firm	56
Management’s Report on Internal Control over Financial Reporting	58
Report of Independent Registered Public Accounting Firm	59
2. Financial statement schedules:
All schedules have been omitted because they are inapplicable, not required, or the information is included in the above referenced consolidated financial statements or the notes thereto.

           3.  Exhibits furnished pursuant to the requirements of Form 10-K:

Exhibit Number		Title

3(i)		Restated Articles of Incorporation of Dycom (incorporated by reference to Dycom’s Form 10-Q filed with the Commission on June 11, 2002).
3(ii)		Amended By-laws of Dycom, as amended on May 24, 1999 (incorporated by reference to Dycom’s Registration Statement on Form S-4 (File No. 333-81268), filed with the Commission on January 23, 2002).
4.2		Shareholder Rights Agreement, dated April 4, 2001, between the Company and the Rights Agent (which includes the Form of Rights Certificate, as Exhibit A, the Summary of Rights to Purchase Preferred Stock, as Exhibit B, and the Form of Articles of Amendment to the Articles of Incorporation for Series A Preferred Stock, as Exhibit C), (incorporated by reference to Dycom’s Form 8-A filed with the Commission on April 6, 2001).
4.3		Stockholders’ Agreement, dated as of January 7, 2002, among Dycom, Troy Acquisition Corp., Arguss Communications, Inc. and certain stockholders of Arguss Communications, Inc. (incorporated by reference to Dycom’s Registration Statement on From S-4 (File No. 333-81268), filed with the Commission on January 23, 2002).
10.1		Credit Agreement dated December 21, 2004 by and among Dycom Industries, Inc. and the Wachovia Bank, National Association, as Administrative Agent for the Lenders and Bank of America, N.A., as Syndication Agent (incorporated by reference to Dycom’s Form 8-K filed with the commission on December 23, 2004)
10	.2*	1998 Incentive Stock Option Plan (incorporated by reference to Dycom’s Definitive Proxy Statement filed with the Commission on September 30, 1999).
10	.3*	1991 Incentive Stock Option Plan (incorporated by reference to Dycom’s Definitive Proxy Statement filed with the Commission on November 5, 1991).
10	.4*	Employment Agreement for Richard L. Dunn (incorporated by reference to Dycom’s 10-Q filed with the Commission on June 9, 2000).
10	.5*	Employment Agreement for Timothy R. Estes (incorporated by reference to Dycom’s Form 10-K filed with the Commission on October 18, 2002).

Exhibit Number		Title

10	.6*	2002 Directors Restricted Stock Plan (incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement, filed with the Commission on October 22, 2002, File No. 001-10613).
10	.7*	Amendment to the Employment Agreement between Richard L. Dunn and Dycom Industries, Inc. effective as of January 28, 2003 (incorporated by reference to Dycom’s Form 10-Q filed with the Commission on March 11, 2003).
10	.8*	Amended and Restated Employment Agreement between Steven E. Nielsen and Dycom Industries, Inc. dated as of November 25, 2003 (incorporated by reference to Dycom’s Form 10-Q filed with the Commission on December 5, 2003).
10.9		Agreement and Plan of Merger among Dycom Industries, Inc., UtiliQuest Acquisition Corp., UtiliQuest Holdings Corp., and OCM/ GFI Power Opportunities Fund, L.P. dated as of November 17, 2003 (incorporated by reference to Dycom’s Form 10-Q filed with the Commission on December 5, 2003).
10	.10*	2003 Long-Term Incentive Plan (incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement, filed with the Commission on October 30, 2003, File No. 001-10613).
10	.11*	Restricted Stock Agreement between Steven E. Nielsen and Dycom Industries, Inc. dated as of November 25, 2003 (incorporated by reference to Dycom’s 10-Q filed with the Commission on March 9, 2004).
10	.12*	Amended and Restated Employment Agreement between Timothy R. Estes and Dycom Industries Inc. dated as of November 4, 2004 (incorporated by reference to Dycom’s Form 8-K filed with the commission on November 10, 2004).
10	.13*	Restricted Stock Agreement between Timothy R. Estes and Dycom Industries Inc. dated as of November 23, 2004 (incorporated by reference to Dycom’s Form 10-Q filed with the commission on March 10, 2005).
10	.14*	Restricted Stock Agreement between Timothy R. Estes and Dycom Industries Inc. dated as of January 5, 2005 (incorporated by reference to Dycom’s Form 10-Q filed with the commission on March 10, 2005).
10	.15*	Employment Agreement for Richard B Vilsoet.
21.1		Principal subsidiaries of Dycom Industries, Inc.
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensating plan arrangement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

/s/ Steven E. Nielsen

Name: Steven E. Nielsen
Title: President and Chief Executive Officer

Date: September 8, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ RICHARD L. DUNN Richard L. Dunn	Senior Vice President and Chief Financial Officer	September 8, 2005

/s/ STEVEN E. NIELSEN Steven E. Nielsen	Chairman of the Board of Directors	September 8, 2005

/s/ THOMAS G. BAXTER Thomas G. Baxter	Director	September 8, 2005

/s/ CHARLES M. BRENNAN, III Charles M. Brennan, III	Director	September 8, 2005

/s/ CHARLES B. COE Charles B. Coe	Director	September 8, 2005

/s/ STEPHEN C. COLEY Stephen C. Coley	Director	September 8, 2005

/s/ KRISTINA M. JOHNSON Kristina M. Johnson	Director	September 8, 2005

/s/ JOSEPH M. SCHELL Joseph M. Schell	Director	September 8, 2005

/s/ TONY G. WERNER Tony G. Werner	Director	September 8, 2005