Form 10-Q
period 2005-10-29
DYCOM INDUSTRIES INC
filed 2005-12-07
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 0-5423
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135

(State of incorporation)	(IRS Employer Identification No.)

11770 U.S. Highway One, Suite 101 Palm Beach Gardens, Florida	33408

(Address of principal executive offices)	(Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
There were 40,149,937 shares of common stock with a par value of $0.33 1/3 outstanding at November 30, 2005.

DYCOM INDUSTRIES, INC.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 29,	July 30,
	2005	2005
	(dollars in thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$61,901	$83,062
Accounts receivable, net	167,989	161,321
Costs and estimated earnings in excess of billings	79,963	65,559
Deferred tax assets, net	12,052	12,535
Inventories	8,619	8,116
Other current assets	15,616	11,286

Total current assets	346,140	341,879

PROPERTY AND EQUIPMENT, net	113,129	117,145

OTHER ASSETS:
Goodwill	194,123	194,123
Intangible assets, net	32,484	33,320
Deferred tax assets, net non-current	352	—
Other	14,124	10,242

Total other assets	241,083	237,685

TOTAL	$700,352	$696,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,326	$37,185
Current portion of long-term debt	2,042	2,749
Billings in excess of costs and estimated earnings	280	464
Accrued self-insured claims	27,660	28,166
Income taxes payable	12,313	6,598
Other accrued liabilities	36,367	43,550

Total current liabilities	110,988	118,712
LONG-TERM DEBT	186,962	4,179
ACCRUED SELF-INSURED CLAIMS	26,832	22,652
DEFERRED TAX LIABILITIES, net non-current	—	1,299
OTHER LIABILITIES	140	57

Total liabilities	324,922	146,899

COMMITMENTS AND CONTINGENCIES, Notes 10, 12 and 15

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 40,110,843 and 48,865,186 issued and outstanding, respectively	13,370	16,288
Additional paid-in capital	170,441	355,575
Deferred compensation	—	(2,950)
Retained earnings	191,619	180,897

Total stockholders’ equity	375,430	549,810

TOTAL	$700,352	$696,709

See notes to condensed consolidated financial statements — unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	October 29,	October 30,
	2005	2004
	(dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$260,898	$263,166

EXPENSES:
Costs of earned revenues, excluding depreciation	213,300	208,670
General and administrative (including stock-based compensation expense of $1.0 million and $0.2 million, respectively)	19,455	17,982
Depreciation and amortization	11,381	11,265

Total	244,136	237,917

Interest income	690	116
Interest expense	(842)	(162)
Other income, net	1,131	594

INCOME BEFORE INCOME TAXES	17,741	25,797

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	8,187	8,625
Deferred	(1,168)	1,551

Total	7,019	10,176

NET INCOME	$10,722	$15,621

EARNINGS PER COMMON SHARE:

Basic earnings per share	$0.23	$0.32

Diluted earnings per share	$0.23	$0.32

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	47,136,830	48,603,969

Diluted	47,305,268	49,169,961

See notes to condensed consolidated financial statements — unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	October 29,	October 30,
	2005	2004
	(dollars in thousands)
OPERATING ACTIVITIES:
Net Income	$10,722	$15,621
Adjustments to reconcile net income to net cash (outflow) inflow from operating activities:
Depreciation and amortization	11,381	11,265
Bad debts expense (recovery)	42	(384)
Gain on disposal of assets	(924)	(392)
Deferred income tax (benefit) expense	(1,168)	1,551
Amortization of debt issuance costs	126	145
Non-cash stock-based compensation expense	994	194

Change in operating assets and liabilities, net of acquisitions and divestitures:
(Increase) decrease in operating assets:
Accounts receivable, net	(6,710)	(21,906)
Costs and estimated earnings in excess of billings, net	(14,589)	(2,008)
Other current assets	(4,832)	(3,765)
Other assets	566	599
Increase (decrease) in operating liabilities:
Accounts payable	179	1,774
Accrued self-insured claims and other liabilities	(5,695)	(4,488)
Income taxes payable	5,725	8,582

Net cash (used in) provided by operating activities	(4,183)	6,788

INVESTING ACTIVITIES:
Restricted cash	—	(1,032)
Capital expenditures	(12,706)	(11,464)
Proceeds from sale of assets	1,243	796
Purchase of short-term investments	(27,900)	(12,000)
Proceeds from the sale of short-term investments	27,900	12,000
Cash paid for acquisitions	—	(8,683)

Net cash used in investing activities	(11,463)	(20,383)

FINANCING ACTIVITIES:
Debt issuance costs	(3,651)	—
Proceeds from long-term debt	183,000	—
Principal payments on long-term debt	(923)	(1,153)
Repurchases of common stock	(184,056)	—
Exercise of stock options and other	115	834

Net cash used in financing activities	(5,515)	(319)

Net decrease in cash and equivalents	(21,161)	(13,914)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	83,062	31,383

CASH AND EQUIVALENTS AT END OF PERIOD	$61,901	$17,469

See notes to condensed consolidated financial statements — unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(Unaudited)

	For the Three Months Ended
	October 29,	October 30,
	2005	2004
	(dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$108	$233
Income taxes	$2,836	$227

Issuance of restricted stock	$25	$19

Purchases of capital assets included in accounts payable and accrued liabilities at period end	$1,102	$525

Accrued costs for debt issuance and tender offer included in accounts payable and accrued liabilities at period end	$3,090	$—

During the three months ended October 30, 2004, the Company acquired substantially all of the assets of RJE Telecom, Inc. and assumed certain liabilities associated with these assets. See Note 3.
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
     The condensed consolidated financial statements are unaudited and include the results of Dycom and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated balance sheets of the Company and the related condensed consolidated statements of operations and cash flows for each of the three month periods reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended October 29, 2005 are not necessarily indicative of the results that may be expected for the entire year. For a better understanding of the Company and its financial statements, the Company recommends reading these condensed consolidated financial statements in conjunction with the Company’s audited financial statements for the year ended July 30, 2005 included in the Company’s 2005 Annual Report on Form 10-K, filed on September 9, 2005.
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
     Restricted Cash — As of October 29, 2005 and July 30, 2005, the Company had approximately $3.6 million in restricted cash which is held as collateral in support of projected workers’ compensation, automobile and general liability obligations. This cash is included in other current assets and other assets in the consolidated balance sheets and changes in restricted cash are reported in cash flows from investing activities. The Company has reclassified the changes in restricted cash of $1.03 million as a component of cash flows provided by investing activities for the three months ended October 30, 2004 to conform to the current year presentation.
     Accounting for Stock-Based Compensation —In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which amended SFAS No. 123. SFAS No. 123(R) requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service, which is generally the vesting period. SFAS No. 123(R) became effective for the Company on July 31, 2005, the first day of fiscal 2006. Prior to July 31, 2005, the Company accounted for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25. APB Opinion No. 25 recognizes compensation expense based on the intrinsic value of the equity instrument awarded. Prior to July 31, 2005, no stock-based compensation cost for stock option grants was reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.
     SFAS No. 123(R) requires a modified prospective application and the Company has applied the statement to new awards and to awards modified, repurchased, or cancelled beginning July 31, 2005. Additionally, for unvested stock awards outstanding as of July 31, 2005, compensation costs for the portion of these awards for which the requisite service has not been rendered is required to be recognized as expense. For the three months ended October 29, 2005, approximately $1.0 million in compensation expense has been recognized in general and administrative expenses in the condensed consolidated statement of operations related to stock options and restricted stock. Compensation costs for these awards are based on fair value at the original grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and is based on certain assumptions including stock volatility, the risk free rate of return, expected term, turnover rate, and dividend yield. No stock options were granted during the three months ended October 29, 2005 and October 30, 2004, respectively.
     As the Company has applied the modified prospective application, the Company did not restate prior periods. As such, the pro forma disclosures required by SFAS No. 148 for the three month period ended October 30, 2004 are presented below (dollars in thousands, except per share amounts).

Net income, as reported	$15,621

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,339)

Pro forma net income	$14,282

Earnings per share:
Basic — as reported	$0.32

Basic — pro forma	$0.29

Diluted — as reported	$0.32

Diluted — pro forma	$0.29

Pro forma weighted average fair value of options granted	$18.65

Risk-free interest rate	3.7%

Expected life (years)	6

Expected volatility	59.6%

Dividends	—

     Comprehensive Income — During the quarter ended October 29, 2005 and October 30, 2004, the Company did not have any changes in its equity resulting from non-owner sources and, accordingly, comprehensive income was equal to the net income amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.
2. Computation of Earnings Per Share
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS No. 128. Common stock equivalents related to stock options are excluded from diluted earnings per share calculations if their effect would be anti-dilutive. Stock options are anti-dilutive when the exercise price is higher than the current market price of the Company’s common stock.

	For the Three Months Ended
	October 29, 2005	October 30, 2004
	(dollars in thousands, except per share amounts)
Net income available to common stockholders (numerator)	$10,722	$15,621

Weighted-average number of common shares (denominator)	47,136,830	48,603,969

Basic earnings per common share	$0.23	$0.32

Weighted-average number of common shares	47,136,830	48,603,969
Potential common stock arising from stock options	168,438	565,992

Total shares-diluted (denominator)	47,305,268	49,169,961

Diluted earnings per common share	$0.23	$0.32

Antidilutive weighted shares excluded from the calculation of earnings per share	2,726,991	777,747

3. Acquisitions
     During September 2004, the Company acquired certain assets and assumed certain liabilities of RJE Telecom, Inc. (“RJE”) for a cash purchase price of approximately $9.8 million. RJE provides specialty contracting services primarily to telephone companies. The Company accounted for the acquisition using the purchase method of accounting. Accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The operating results of RJE are included in the accompanying consolidated financial statements from the acquisition date. Management determined the fair values used in the purchase price allocation for intangible assets based on estimated discounted future cash flows, and historical data, among other information. The purchase price was allocated as follows (dollars in thousands):

Assets:
Accounts receivable, net	$4,278
Costs and estimated earnings in excess of billings	3,735
Property and equipment	395
Intangibles — customer relationships	1,423
Other assets	37

Total assets	9,868

Liabilities:
Other accrued liabilities	91

Total liabilities	91

Net assets acquired	$9,777

     The following unaudited pro forma summaries present the Company’s consolidated results of operations as if the RJE acquisition had occurred on August 1, 2004, the first day of the Company’s fiscal year 2005. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had this acquisition occurred at the beginning of the year presented nor is it indicative of future results.

For the Three
Months Ended
October 30, 2004
Revenues	$269,228
Income before income taxes	26,171
Net income	15,846

Earnings per share:
Basic	$0.33
Diluted	$0.32

4. Accounts Receivable
     Accounts receivable consist of the following:

	October 29, 2005	July 30, 2005
	(dollars in thousands)
Contract billings	$166,100	$160,579
Retainage	2,848	1,977
Other receivables	1,506	1,610

Total	170,454	164,166
Less allowance for doubtful accounts	2,465	2,845

Accounts receivable, net	$167,989	$161,321

     The allowance for doubtful accounts changed as follows:

	For the Three Months Ended
	October 29, 2005	October 30, 2004
	(dollars in thousands)
Allowance for doubtful accounts at beginning of period	$2,845	$3,788
Additions charged to (credited against) bad debt expense	42	(384)
Additions to allowance from acquisitions	—	108
Amounts charged against the allowance, net of recoveries	(422)	(106)

Allowance for doubtful accounts at end of period	$2,465	$3,406

     As of October 29, 2005 and October 30, 2004, the Company expected to collect all retainage balances within the next twelve months. Additionally, the Company believes that none of its significant customers are experiencing significant financial difficulty as of October 29, 2005.
5. Costs and Estimated Earnings on Contracts in Excess of Billings
     Costs and estimated earnings in excess of billings, net, consists of the following:

	October 29, 2005	July 30, 2005
	(dollars in thousands)
Costs incurred on contracts in progress	$65,464	$52,805
Estimated to date earnings	14,499	12,754

Total costs and estimated earnings	79,963	65,559
Less billings to date	280	464

	$79,683	$65,095

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$79,963	$65,559
Billings in excess of costs and estimated earnings	(280)	(464)

	$79,683	$65,095

The Company recognizes revenue for services from contracts that are based on units of delivery or cost-to-cost measures of the percentage of completion method. The above amounts aggregate the effects of these contracts.
6. Property and Equipment

     Property and equipment consists of the following:

	October 29, 2005	July 30, 2005
	(dollars in thousands)
Land	$4,088	$4,088
Buildings	9,637	9,469
Leasehold improvements	1,718	1,667
Vehicles	141,575	141,124
Furniture and fixtures	25,440	25,629
Equipment and machinery	107,380	106,885

Total	289,838	288,862
Less accumulated depreciation	176,709	171,717

Property and equipment, net	$113,129	$117,145

     Depreciation expense and repairs and maintenance expense for the three months ended October 29, 2005 and October 30, 2004 were as follows:

	For the Three Months Ended
	October 29, 2005	October 30, 2004
	(dollars in thousands)
Depreciation expense	$10,546	$10,472
Repairs and maintenance expense	$4,470	$4,771
7. Intangible Assets
     Intangible assets consist of the following:

	Useful Life
	In Years	October 29, 2005	July 30, 2005
		(dollars in thousands)
Carrying amount:
Covenants not to compete	5-7	$1,189	$1,189
UtiliQuest tradename	—	4,700	4,700
Tradenames	4-5	325	325
Customer relationships	15	32,261	32,261
Backlog	4	953	953

		39,428	39,428

Accumulated amortization:
Covenants not to compete		687	634
Tradenames		201	187
Customer relationships		5,184	4,476
Backlog		872	811

		6,944	6,108

Net		$32,484	$33,320

Amortization expense was $0.8 million for each of the three month periods ended October 29, 2005 and October 30, 2004.
8. Accrued Self-Insured Claims
     The Company retains the risk, up to certain limits, for automobile liability, general liability, workers’ compensation, employee group health claims, and locate damage claims. With regard to losses occurring in fiscal year 2006, the Company has retained the risk to $1.0 million on a per occurrence basis for workers compensation and for automobile liability. For general liability, the Company has retained the risk to $250,000, except with respect to UtiliQuest Holdings Corp., a wholly owned subsidiary, for which the Company has retained the risk to $2.0 million for general liability. Within its umbrella coverage, the Company has retained the risk of loss for automobile liability and general liability and damage claims between $2.0 million and $5.0 million, on a per occurrence basis, with an aggregate stop loss for this layer of $10.0 million. The retention amounts are applicable in those states in which the Company operates and is allowed to retain the risk. For fiscal year 2006, the Company has an aggregate stop loss coverage for these exposures at a stated retention of approximately $40.5 million and an umbrella liability coverage to a policy limit of $100.0 million.
     For losses under the Company’s employee health plan occurring during fiscal 2006, the Company has retained the risk, on an annual basis, of $200,000 million per participant. For fiscal 2006, the Company has an aggregate stop loss coverage for this exposure at the stated retention of approximately $27.5 million.
     Accrued self-insured claims consist of the following:

	October 29, 2005	July 30, 2005
	(dollars in thousands)
Currrent:
Accrued auto, general liability and workers’ compensation	$12,446	$13,538
Accrued employee group health	3,633	3,782
Accrued damage claims	11,581	10,846

	27,660	28,166

Non-currrent:
Accrued auto, general liability and workers’ compensation	22,080	18,175
Accrued damage claims	4,752	4,477

	26,832	22,652

Total accrued self-insured claims	$54,492	$50,818

9. Other Accrued Liabilities
     Other accrued liabilities consist of the following:

	October 29, 2005	July 30, 2005
	(dollars in thousands)
Accrued payroll and related taxes	$16,690	$15,844
Accrued employee bonus and benefit costs	1,892	8,734
Accrued construction costs	6,417	9,789
Other	11,368	9,183

Other accrued liabilities	$36,367	$43,550

10. Long-Term Debt
     Long-term debt consists of the following:

	October 29, 2005	July 30, 2005
	(dollars in thousands)
Senior subordinated notes	$150,000	$—
Borrowings under Credit Agreement	33,000	—
Capital leases	2,361	3,266
Other long-term debt	3,643	3,662

	189,004	6,928
Less current portion	2,042	2,749

Long-term debt, non-current	$186,962	$4,179

     In October 2005, Dycom Investments, Inc., a wholly-owned subsidiary of the Company, issued $150.0 million of 8.125% senior subordinated notes (“Notes”) due October 2015. Interest payments are due semi-annually on April 15th and October 15th, beginning April 15, 2006. The Notes are guaranteed by certain subsidiaries of the Company (see Note 17). The indenture governing the Notes contains certain covenants that restrict the Company’s ability to: make certain payments, including the payment of dividends; incur additional indebtedness and issue preferred stock; create liens; enter into sale and leaseback transactions; merge or consolidate with another entity; sell assets; and enter into transactions with affiliates. As of October 29, 2005, the Company was in compliance with all covenants and conditions under the Notes. Additionally, in October 2005, the Company borrowed $33.0 million under its five-year $300 million unsecured revolving Credit Agreement (“Credit Agreement”). The aggregate proceeds from the borrowings under the Credit Agreement and the Notes was used to purchase 8.76 million shares of the Company’s common stock (see Note 13). In connection with issuance of the Notes, the Company entered into a First Amendment (“the Amendment”) to its Credit Agreement to permit the use of borrowings and cash on hand, in an aggregate amount of not more than $225.0 million, to repurchase common stock of the Company. The Credit Agreement, as amended, permits the Company to issue up to $200.0 million of senior subordinated notes and/or borrow up to $75.0 million under the Credit Agreement to fund repurchases of common stock. The Amendment also amends, among other things, certain financial covenants in the Credit Agreement. After giving effect to the Amendment, the Company is required to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.0., (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain consolidated tangible net worth, which shall be calculated at the end of each fiscal quarter, of not less than $50.0 million plus 50% of consolidated net income (if positive) from September 8, 2005 to the date of computation plus 75% of the equity issuances made from September 8, 2005 to the date of computation. As of October 29, 2005, the Company had $33.0 million of borrowings and $43.2 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are primarily issued to insurance companies as part of the Company’s self-insurance program. At October 29, 2005, the Company was in compliance with all financial covenants and conditions under the Credit Agreement and had borrowing availability of $149.8 million under the Credit Agreement.
     Additionally, the Company has $2.4 million in capital lease obligations and $3.6 million due under a long-term note. The capital lease obligations are in respect to certain vehicles and computer equipment that expire at various dates into fiscal 2007. The long-term note bears interest at 6%, payable semi-annually on March 31 and September 30, and is due in November 2006. The capital lease obligations and long-term note were assumed in connection with a fiscal 2004 acquisition. Amounts due under the long-tern note may be set-off against certain indemnification claims, if any, by the acquired subsidiary against the obligor.
     Maturities of the Company’s long-term debt are as follows:

Long-term
Debt
(dollars in thousands)
2006	$2,083
2007	3,965
2008	2
2009	2
2010	33,002
Thereafter	150,004

189,058
Portion representing interest on capital leases	(54)

$189,004

11. Other income, net
     The components of other income, net, are as follows:

	For the Three Months Ended
	October 29, 2005	October 30, 2004
	(dollars in thousands)
Gain on sale of fixed assets	$924	$392
Miscellaneous income	207	202

Total other income, net	$1,131	$594

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
     In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain, consequently judgment is required in determining the provision for income taxes and the associated income tax assets and liabilities. The Company regularly assesses its position with regard to individual tax exposures and records liabilities for uncertain tax positions according to the principles of SFAS No. 5, Accounting for Contingencies. These liabilities reflect management’s best estimate of the likely outcomes of current and potential future audits.
     In the normal course of business, certain of the Company’s subsidiaries have pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims or proceedings will have a material effect on the Company’s consolidated financial statements.
13. Capital Stock
     On September 12, 2005, the Company announced that its Board of Directors approved a repurchase of up to 9.5 million outstanding shares of the Company’s common stock, at a price per share not less than $18.50 and not greater than $21.00 through a “Dutch Auction” tender offer. The final number of shares purchased under the tender offer, which expired on October 11, 2005, was 8.76 million shares at a purchase price of $21.00 per share for an aggregate purchase price of $186.2 million including fees and expenses. The tender offer was funded with the issuance of $150.0 million in Notes, borrowings of $33.0 million from the Credit Agreement (see Note 10), and cash on hand.
     On November 26, 2002, the shareholders of the Company approved the 2002 Directors Restricted Stock Plan whereby non-employee directors must elect to receive a minimum percentage of their annual retainer fees in restricted shares of the Company’s common stock. The Company has reserved 100,000 shares of its common stock for issuance under the plan. The number of restricted shares of the Company’s common stock to be granted is based on the fair market value of a share of common stock on the date such fees are payable. As of October 29, 2005, 11,810 shares had been issued under this plan at a weighted average market price of $20.17 per share.
14. Stock Option Plans
     The Company has six stock option plans: the 1991 Incentive Stock Option Plan (“the 1991 Plan”), the 1998 Incentive Stock Option Plan (“the 1998 Plan”), the Arguss Communications, Inc. 1991 Stock Option Plan (“the 1991 Arguss Plan”), 1994 Directors Stock Option Plan (“the 1994 Directors Plan”), the 2001 Directors Stock Option Plan (“the 2001 Directors Plan”), and the 2003 Long-term Incentive Plan (“the 2003 Plan”). The 1991 Plan and the 1994 Directors Plan have expired and no further options will be granted under these plans. Additionally, no further options will be granted under the 1991 Arguss Plan. At October 29, 2005, there were 69,426 options, 12,000 options, and 197,177 options outstanding under the 1991 Plan, the 1994 Directors Plan, and the 1991 Arguss Plan, respectively.

     Under the 1998 Plan and the 2003 Plan, the Company may grant equity awards to key employees for up to approximately 3.3 million and 2.0 million shares of common stock, respectively, until the plans expire in 2008 and 2013, respectively. Under the terms of these plans, options are granted at the closing price on the date of the grant and are exercisable over a period of up to ten years. During the fourth quarter of fiscal 2005, the Company’s Compensation Committee approved the accelerated vesting of all unvested stock options granted under these Plans to current employees and officers with per share exercise prices equal to or greater than $23.92 (the closing market price on the day of acceleration), so that each such option became fully vested. Approximately 1.4 million options to purchase shares became exercisable immediately as a result of the vesting acceleration. Approximately 0.4 million unvested options under these Plans with per share exercise prices below $23.92 were not accelerated. The options that were not accelerated vest and become exercisable ratably over a four-year period, beginning immediately on the date of the grant. At October 29, 2005, there were 2,259,594 options outstanding and 527,800 options available for grant under the 1998 Plan, and 979,700 options outstanding and 865,750 options available for grant under 2003 Plan.
     Under the 2001 Director Plan, the Company may grant options to directors for up to 240,000 shares of common stock until the plan expires in 2011. Under the terms of this plan, options are granted at the closing price on the date of the grant and are exercisable over a period of up to five years. The options vest and become exercisable ratably over a four-year period, beginning immediately on the date of the grant. At October 29, 2005, there were 79,000 options outstanding and 159,500 options available for grant under the 2001 Director Plan.
     The Company adopted SFAS 123(R) on July 31, 2005 (see Note 1, Accounting for Stock-Based Compensation). As a result of adopting SFAS 123(R) on July 31, 2005, the Company’s income before income taxes and net income for the three months ended October 29, 2005 was $0.7 million lower and $0.6 million lower, respectively, than if it had continued to account for share-based payment arrangements under APB Opinion No. 25. The effect of the change from applying the original provisions of SFAS 123 on basic and diluted earnings per share, and cash flows from operating and financing activities for the three months ended October 29, 2005 was immaterial.
15. Related Party Transactions
     The Company leases administrative offices from entities related to officers of certain of its subsidiaries. The total expense under these arrangements for the three months ended October 29, 2005 and October 30, 2004 were $0.4 million and $0.3 million, respectively.
16. Segment Information
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

	For the Three Months Ended
	October 29, 2005	October 30, 2004
	(dollars in thousands)
Telecommunications	$184,259	$197,083
Utility line locating	57,783	54,454
Electric utilities and other construction and maintenance	18,856	11,629

Total contract revenues	$260,898	$263,166

17. Supplemental Condensed Consolidating Financial Statements
     In October 2005, the Company completed an offering of $150.0 million of 8.125% senior subordinated notes (see Note 10). The Notes were issued by Dycom Investments, Inc. (“Issuer’’), a wholly owned subsidiary of the Company. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent’’) on a parent only basis, (ii) Issuer, (iii) guarantor subsidiaries for the Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes.
     Each guarantor and non-guarantor subsidiary is wholly owned, directly or indirectly, by Issuer and Parent and the Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and Parent. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Issuer or Parent, with in the meaning of Rule 3-10 of Regulation S-X.
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 29, 2005

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollar in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$61,821	$80	$—	$61,901
Accounts receivable, net	4	—	167,824	161	—	167,989
Costs and estimated earnings in excess of billings	—	—	79,963	—	—	79,963
Deferred tax assets, net	1,146	—	10,553	353	—	12,052
Inventories	—	—	8,619	—	—	8,619
Other current assets	8,235	—	7,301	80	—	15,616

Total current assets	9,385	—	336,081	674	—	346,140

PROPERTY AND EQUIPMENT, net	886	—	108,464	3,779	—	113,129

OTHER ASSETS:
Goodwill	—	—	194,123	—	—	194,123
Intangible assets, net	—	—	32,484	—	—	32,484
Deferred tax assets, net non-current	1,881	—	—	—	(1,529)	352
Investment in subsidiaries	647,489	895,384	—	—	(1,542,873)	—
Intercompany receivables	—	—	335,238	—	(335,238)	—
Other	1,611	4,267	8,236	10	—	14,124

Total other assets	650,981	899,651	570,081	10	(1,879,640)	241,083

TOTAL	$661,252	$899,651	$1,014,626	$4,463	$(1,879,640)	$700,352

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,590	$—	$29,690	$46	$—	$32,326
Current portion of long-term debt	—	—	2,042	—	—	2,042
Billings in excess of costs and estimated earnings	—	—	280	—	—	280
Accrued self-insured claims	597	—	26,564	499	—	27,660
Income taxes payable	12,313	—	—	—	—	12,313
Other accrued liabilities	5,836	634	29,363	558	(24)	36,367

Total current liabilities	21,336	634	87,939	1,103	(24)	110,988
LONG-TERM DEBT	33,000	150,000	3,962	—	—	186,962
ACCRUED SELF-INSURED CLAIMS	851	—	25,046	935	—	26,832
DEFERRED TAX LIABILITIES, net non-current	—	—	911	618	(1,529)	—
INTERCOMPANY PAYABLES	230,496	101,528	—	3,190	(335,214)	—
OTHER LIABILITIES	139	—	1	—	—	140

Total liabilities	285,822	252,162	117,859	5,846	(336,767)	324,922

Total stockholders’ equity	375,430	647,489	896,767	(1,383)	(1,542,873)	375,430

TOTAL	$661,252	$899,651	$1,014,626	$4,463	$(1,879,640)	$700,352

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
JULY 30, 2005

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$82,951	$111	$—	$83,062
Accounts receivable, net	3	—	161,049	269	—	161,321
Costs and estimated earnings in excess of billings	—	—	65,549	10	—	65,559
Deferred tax assets, net	1,217	—	10,847	471	—	12,535
Inventories	—	—	8,116	—	—	8,116
Other current assets	4,068	—	7,208	10	—	11,286

Total current assets	5,288	—	335,720	871	—	341,879

PROPERTY AND EQUIPMENT, net	869	—	112,418	3,858	—	117,145

OTHER ASSETS:
Goodwill	—	—	194,123	—	—	194,123
Intangible assets, net	—	—	33,320	—	—	33,320
Deferred tax assets, net non-current	1,733	—	—	—	(1,733)	—
Investment in subsidiaries	636,044	883,148	—	—	(1,519,192)	—
Intercompany receivables	—	—	329,850	—	(329,850)	—
Other	1,093	—	9,140	9	—	10,242

Total other assets	638,870	883,148	566,433	9	(1,850,775)	237,685

TOTAL	$645,027	$883,148	$1,014,571	$4,738	$(1,850,775)	$696,709

LIABILITIES AND STOCKHOLDERS’
EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,483	$—	$35,661	$41	$—	$37,185
Current portion of long-term debt	—	—	2,749	—	—	2,749
Billings in excess of costs and estimated earnings	—	—	464	—	—	464
Accrued self-insured claims	824	—	26,748	594	—	28,166
Income taxes payable	6,598	—	—	—	—	6,598
Other accrued liabilities	4,816	—	38,216	518	—	43,550

Total current liabilities	13,721	—	103,838	1,153	—	118,712

LONG TERM-DEBT	—	—	4,179	—	—	4,179
ACCRUED SELF-INSURED CLAIMS	1,045	—	20,851	756	—	22,652
DEFERRED TAX LIABILITIES, net non-current	—	—	2,566	466	(1,733)	1,299
INTERCOMPANY PAYABLES	80,395	247,104	—	2,351	(329,850)	—
OTHER LIABILITIES	56	—	1	—	—	57

Total liabilities	95,217	247,104	131,435	4,726	(331,583)	146,899

Total stockholders’ equity	549,810	636,044	883,136	12	(1,519,192)	549,810

TOTAL	$645,027	$883,148	$1,014,571	$4,738	$(1,850,775)	$696,709

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED OCTOBER 29, 2005

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$260,898	$—	$—	$260,898

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	213,300	—	—	213,300
General and administrative	4,551	156	14,222	526	—	19,455
Depreciation and amortization	109	—	11,193	79	—	11,381
Intercompany charges (income) , net	(4,009)	—	3,579	430	—	—

Total	651	156	242,294	1,035	—	244,136

Interest income	4	—	686	—	—	690
Interest expense	(154)	(634)	(54)	—	—	(842)
Other income, net	2	—	1,129	—	—	1,131

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(799)	(790)	20,365	(1,035)	—	17,741

PROVISION (BENEFIT) FOR INCOME TAXES	(76)	—	6,734	361	—	7,019

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(723)	(790)	13,631	(1,396)	—	10,722

EQUITY IN EARNINGS OF SUBSIDIARIES	11,445	12,235	—	—	(23,680)	—

NET INCOME (LOSS)	$10,722	$11,445	$13,631	$(1,396)	$(23,680)	$10,722

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 30, 2004

				Non-	Eliminations
			Subsidiary	Guarantor	and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$260,379	$2,787	$—	$263,166

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	206,971	1,699	—	208,670
General and administrative	3,436	4	13,902	640	—	17,982
Depreciation and amortization	87	—	10,942	236	—	11,265
Intercompany charges (income) , net	(4,010)	—	3,135	875	—	—

Total	(487)	4	234,950	3,450	—	237,917

Interest income, net	6	—	104	6	—	116
Interest expense	—	—	(162)	—	—	(162)
Other income, net	—	—	518	76	—	594

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	493	(4)	25,889	(581)	—	25,797

PROVISION (BENEFIT) FOR INCOME TAXES	193	(2)	10,208	(223)	—	10,176

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	300	(2)	15,681	(358)	—	15,621

EQUITY IN EARNINGS OF SUBSIDIARIES	15,321	15,323	—	—	(30,644)	—

NET INCOME (LOSS)	$15,621	$15,321	$15,681	$(358)	$(30,644)	$15,621

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 29, 2005

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
Net cash (used by) provided by operating activities	$(3,079)	$—	$(1,073)	$(31)	$—	$(4,183)

Cash flows from investing activities:
Capital expenditures	(127)	—	(12,579)	—	—	(12,706)
Proceeds from sale of assets	1	—	1,242	—	—	1,243
Purchase of short-term investments	—	—	(27,900)	—	—	(27,900)
Proceeds from the sale of short-term investments	—	—	27,900	—	—	27,900

Net cash used in investing activities	(126)	—	(11,337)	—	—	(11,463)

Cash flows from financing activities:
Debt issuance costs	(276)	(3,375)	—	—	—	(3,651)
Proceeds from long-term debt	33,000	150,000	—	—	—	183,000
Principal payments on long-term debt	—	—	(923)	—	—	(923)
Repurchases of common stock	(184,056)	—	—	—	—	(184,056)
Exercise of stock options and other	115	—	—	—	—	115
Intercompany funding	154,422	(146,625)	(7,797)	—	—	—

Net cash (used in) provided by financing activities	3,205	—	(8,720)	—	—	(5,515)

Net decrease in cash and equivalents	—	—	(21,130)	(31)	—	(21,161)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	82,951	111	—	83,062

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$61,821	$80	$—	$61,901

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 30, 2004

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
			(dollars in thousands)
Net cash provided by operating activities	$779	$—	$5,675	$334	$—	$6,788

Cash flows from investing activities:

Restricted cash	(1,613)	—	581	—	—	(1,032)
Capital expenditures	—	—	(11,057)	(407)	—	(11,464)
Proceeds from sale of assets	—	—	754	42	—	796
Purchase of short-term investments	—	—	(12,000)	—	—	(12,000)
Proceeds from the sale of short-term investments	—	—	12,000	—	—	12,000
Intercompany advances	—	—	(8,683)	—	8,683	—
Cash paid for acquisitions	(8,683)	—	—	—	—	(8,683)

Net cash (used in) provided by investing activities	(10,296)	—	(18,405)	(365)	8,683	(20,383)

Cash flows from financing activities:
Principal payments on long-term debt	—	—	(1,153)	—	—	(1,153)
Exercise of stock options and other	834	—	—	—	—	834
Intercompany funding	8,683	—	—	—	(8,683)	—

Net cash (used in) provided by financing activities	9,517	—	(1,153)	—	(8,683)	(319)

Net decrease in cash and equivalents	—	—	(13,883)	(31)	—	(13,914)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	31,291	92	—	31,383

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$17,408	$61	$—	$17,469

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. For the three months ended October 29, 2005, specialty contracting services related to the telecommunications industry, underground utility locating, and electric and other construction and maintenance to electric utilities and others contributed approximately 70.6%, 22.2%, and 7.2%, respectively, to our total revenues.
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
     A significant portion of our services are covered by multi-year master service agreements, and we are currently a party to over 200 of these agreements. Master service agreements generally have the following characteristics: contract periods of one or more years, exclusivity and customer specified service requirements. To the extent that such contracts specify exclusivity, this often has a number of exceptions, including the ability by the customer to issue to others work orders valued above a specified dollar limit, the self-performance of the work by the customer’s in house workforce if available, and the ability to use others when jointly placing facilities with another utility. In addition, master service agreements typically provide that we will furnish a specified unit of service for a specified unit price (e.g., fiber optic cable will be installed underground for a specified rate of dollars per foot). In most cases, a customer may terminate these agreements for convenience with written notice.
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
     The following table summarizes our revenues from long-term contracts, including multi-year master service agreements, as a percentage of total revenue:

	% of Revenue
	For the Three Months Ended
	October 29, 2005	October 30, 2004
Multi-year master service agreements	57.2%	51.0%
Other long-term contracts	24.0%	37.2%

Total long-term contracts	81.2%	88.2%

     The percentage decrease in long-term contracts as a percentage of total contract revenue is primarily due to work that was performed for a utility customer during the quarter and due to additional work related to the hurricanes that impacted the Southeastern United States during the three months ended October 29, 2005.
     A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from customers contributing at least 2.5% of our total revenue in either the three months ending October 29, 2005 or October 30, 2004:

	For the Three Months Ended
	October 29, 2005	October 30, 2004
Verizon	19.8%	15.4%
BellSouth	19.3%	14.8%
Sprint	8.3%	8.3%
Comcast	7.1%	19.4%
Charter	6.2%	3.3%
DIRECTV	3.2%	3.1%
Adelphia	3.0%	1.7%
Qwest	2.7%	5.0%
Alltell	2.7%	2.2%
Duke Power	2.6%	0.3%
Bright House Networks	0.4%	2.8%
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
     General and administrative costs include all of our costs at the corporate level, as well as costs of our subsidiaries’ management personnel and administrative overhead. Our senior management, including senior managers of our subsidiaries, performs substantially all sales and marketing functions as part of their management responsibilities and, accordingly, we have not incurred material sales and marketing expenses.
Acquisitions
     During September, 2004, we acquired certain assets and assumed certain liabilities of RJE Telecom, Inc. (“RJE”) for a cash purchase price of approximately $9.8 million. RJE provides specialty contracting services primarily to telephone companies.
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
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for costs and estimated earnings in excess of billings, allowance for doubtful accounts, self-insured claims liability, valuation of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies and litigation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ materially from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended July 30, 2005 for further information regarding our critical accounting policies and estimates.
Results of Operations
     The following table sets forth, as a percentage of revenues earned, certain items in our consolidated statements of operations for the periods indicated:

	For the Three Months Ended
	October 29, 2005		October 30, 2004
		(dollars in millions)
Revenues	$260.9	100.0%	$263.2	100.0%

Expenses:
Cost of earned revenue, excluding depreciation	213.3	81.7	208.7	79.3
General and administrative	19.5	7.5	18.0	6.8
Depreciation and amortization	11.4	4.4	11.3	4.3

Total	244.1	93.5	238.0	90.4

Interest income	0.7	0.3	0.1	—
Interest expense	(0.8)	(0.3)	(0.2)	—
Other income, net	1.1	0.4	0.6	0.2

Earnings before income taxes	17.7	6.9	25.8	9.8
Provision for income taxes	7.0	2.7	10.2	3.9

Net income	$10.7	4.2%	$15.6	5.9%

Revenues. The following table presents information regarding total revenues by type of customer for the three months ended October 29, 2005 and October 30, 2004:

	For the Three Months Ended
	October 29, 2005		October 30, 2004			%
					Increase	Increase
	Revenue	% of Total	Revenue	% of Total	(Decrease)	(Decrease)
		(dollars in millions)
Telecommunications	$184.3	70.6%	$197.1	74.9%	$(12.8)	(6.5)%
Utility line locating	57.8	22.2%	54.5	20.7%	3.3	6.1%
Electric utilities and other customers	18.9	7.2%	11.6	4.4%	7.2	62.2%

Total contract revenues	$260.9	100.0%	$263.2	100.0%	$(2.3)	(0.9)%

     Revenues decreased $2.3 million, or 0.9% in the three months ended October 29, 2005 as compared to the three months ended October 30, 2004. Revenues decreased $12.8 million as a result of a decrease in demand for specialty contracting services provided to telecommunications companies. This decrease was offset in part by an increase of $3.3 million in underground utility locating services revenues and an increase of $7.2 million attributable to electric utilities and other construction and maintenance services revenues. RJE, acquired in September 2004, contributed $12.8 million and $5.7 million of revenues from telecommunications services during the three months ended October 29, 2005 and October 30, 2004, respectively. The following table presents revenue by type of customer excluding the amounts attributed to the RJE acquisition:

	For the Three Months Ended
				%
	October 29,	October 30,	Increase	Increase
	2005	2004	(Decrease)	(Decrease)
	(dollars in millions)
Telecommunications	$171.4	$191.4	$(19.9)	(10.4)%
Utility line locating	57.8	54.5	3.3	6.1%
Electric utilities and other customers	18.9	11.6	7.2	62.2%

	248.1	257.5	(9.3)	(3.6)%
Revenues from RJE	12.8	5.7	7.1	124.7%

Total contract revenues	$260.9	$263.2	$(2.3)	(0.9)%

     Excluding revenue from RJE for each three month period, revenues from telecommunications services for the three months ended October 29, 2005 were $171.4 million compared to $191.4 million for the three months ended October 30, 2004, a decrease of 10.4%. This decrease in telecommunications service revenues was primarily attributable to one of our significant customers who is completing an upgrade project to their network. The decrease was partially offset by revenues from one of our significant customers engaged in a fiber deployment project which was in an earlier stage of the project during the three months ended October 30, 2004 as compared to the current quarter. Additionally, we generated revenues from new contracts with existing customers and from work related to the hurricanes that impacted the Southeastern United States during the first quarter of fiscal 2006.
     Total revenues from underground utility locating services for the three months ended October 29, 2005 were $57.8 million compared to $54.5 million for the three months ended October 30, 2004, an increase of 6.1%. This increase is primarily the result of additional work performed for existing customers.
     Our total revenues from electric utilities and other construction and maintenance services increased $7.2 million, or 62.2% for the three months ended October 29, 2005 as compared to the three months ended October 30, 2004. The increase was primarily attributable to revenue from a specific customer contract that we performed during the quarter ended October 29, 2005 that commenced in the later part of fiscal 2005.
     Costs of Earned Revenues. Costs of earned revenues increased $4.6 million to $213.3 million in the three months ended October 29, 2005 from $208.7 million in the three months ended October 30, 2004. As a percentage of contract revenues, costs of earned revenues increased 2.5% for the three months ended October 29, 2005, as compared to the three months ended October 30, 2004. The primary component of the increases are equipment and insurance related costs which increased $5.9 million on a combined basis, or 2.4% as a percent of contract revenues, primarily as a result of increased fuel costs for our vehicles and equipment, as well as increased insurance costs as a result of higher premiums and unfavorable loss development activity in our casualty insurance program. Direct materials also increased $0.9 million, or 0.4% as a percent of contract revenues, due to an increase in projects in which we provided materials to the customer compared to the same period last year. These increases were partially offset by a $2.3 million decrease in direct labor and subcontracted labor combined.
     General and Administrative Expenses. General and administrative expenses increased $1.5 million to $19.5 million for the three months ended October 29, 2005 as compared to $18.0 million in the three months ended October 30, 2004. General and administrative expenses increased as a percentage of contract revenues to 7.5% in the three months ended October 29, 2005 from 6.8% in the three months ended October 30, 2004. The increase in general and administrative expenses for the three month period was primarily a result of an increase in professional fees related to our continued Sarbanes Oxley compliance efforts and an increase of $0.7 million in stock-based compensation expenses as a result of SFAS No. 123(R) implementation. SFAS No. 123(R) requires us to recognize compensation expense for the portion of our unvested stock options at July 31, 2005 for which the requisite service has not been rendered as of the date of adoption. Prior to the SFAS 123(R), we accounted for stock-based compensation under APB Opinion No. 25 and did not have any stock-based compensation expense related to stock options.
     Depreciation and Amortization. Depreciation and amortization remained relatively flat at $11.4 million and $11.3 million in the three months ended October 29, 2005 and October 30, 2004, respectively, and also remained flat as a percentage of contract revenues at 4.0%.
     Interest Income. Interest income increased to $0.7 million for the three months ended October 29, 2005 as compared to $0.1 million for the three months ended October 30, 2004. The increase is primarily related to greater levels of cash on hand and higher interest rates during the current quarter as compared to the same period in the prior year.
     Interest Expense. Interest expense increased to $0.8 million for the three months ended October 29, 2005 as compared to $0.2 million for the three months ended October 30, 2004. The increase is related to borrowings of $33.0 million from our Credit Facility and from the issuance of $150.0 million of 8.125% senior subordinated notes (“Notes”).
     Income Taxes.
     The following table presents our income tax expense and effective income tax rate for the three months ended October 29, 2005 and October 30, 2004:

	For the Three Months Ended
	October 29, 2005	October 30, 2004
	(dollars in millions)
Income taxes	$7.0	$10.2
Effective income tax rate	39.6%	39.4%
     Variations in our tax rate are primarily attributable to non-deductible and non taxable items for tax purposes in relation to our pre-tax income and fluctuations in state apportionment rates.

     Net Income. Net income was $10.7 million and $15.6 million in the three months ended October 29, 2005, and October 30, 2004, respectively.
Liquidity and Capital Resources
     Capital requirements. We primarily use capital to purchase equipment to support our contractual commitments to customers and to maintain sufficient working capital. Our working capital needs are influenced by the level of operations during the period and generally increase with higher levels of revenues. Additionally, our working capital requirements are influenced by the timing of the collection of balances outstanding from our customers for work previously performed. The Company believes that none of its significant customers are experiencing significant financial difficulty as of October 29, 2005. Our sources of cash have historically been operating activities, debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. To the extent we seek to grow by acquisitions that involve consideration other than our stock, our capital requirements may increase.
     Cash and cash equivalents totaled $61.9 million at October 29, 2005 compared to $83.1 million at July 30, 2005.

	For the Three Months Ended
	October 29, 2005	October 30, 2004
	(dollars in millions)
Net cash flows:
(Used in) provided by operating activities	$(4.2)	$6.8
Used in investing activities	$(11.5)	$(20.4)
Used in financing activities	$(5.5)	$(0.3)
     Cash from operating activities. During the three months ended October 29, 2005, net cash used in operating activities of $4.2 million was comprised primarily of net income, adjusted for the gain on disposal of assets and non-cash items. Non-cash items during the quarter primarily included depreciation, amortization, non-cash stock-based compensation, deferred income taxes, and gain on disposal of assets. Changes in working capital items during the three months ended October 29, 2005 used $25.4 million of operating cash flow and consisted of increases in accounts receivable and costs and estimated earnings in excess of billings of $6.7 million and $14.6 million, respectively, and an increase in other current assets and other assets, net, of $4.3 million. The increase in accounts receivable and costs and estimated earnings in excess of billings at October 29, 2005 was attributable to the timing of work performed in the quarter and a somewhat slower overall payment pattern. Other cash flow decreases included a net decrease in accrued self-insured claims and other liabilities of $5.7 million due to the timing of payments of employee payroll and benefit related costs. The cash flow decreases were partially offset by an increase in income taxes payable of $5.7 million due to the timing of our first quarter estimated payment for federal income taxes and an increase in accounts payable of $0.2 million attributable to the timing of receipt and payment of invoices. Based on quarterly revenues, days sales outstanding was 58.6 days as of October 29, 2005 compared to 54.8 days at October 30, 2004, for accounts receivable, net. Based on quarterly revenues, days sales outstanding was 27.8 days as of October 29, 2005 compared to 22.1 days at October 30, 2004, for costs and estimated earnings in excess of billings, net.
     Cash from investing activities. For the three months ended October 29, 2005, net cash used in investing activities was $11.5 million as compared to $20.4 million for the three months ended October 30, 2004. For the three months ended October 29, 2005 and October 30, 2004, investing activities included capital expenditures of $12.7 million, including approximately $5.9 million paid in the current period that was accrued as of July 30, 2005, and $11.5 million, respectively, offset in part by $1.2 million and $0.8 million, respectively, in proceeds from the sale of idle assets. There were no changes in restricted cash during the three months ended October 29, 2005 compared to an increase in restricted cash during the three months ended October 30, 2004 of $1.0 million related to funding provisions of our employee health plan. During the three months ended October 30, 2004, we paid $8.7 million related to the acquisition of RJE. There were no changes in short-term investments, net, in either three month period.
     Cash from financing activities. For the three months ended October 29, 2005, net cash used in financing activities was $5.5 million compared to cash used of $0.3 million for the three months ended October 30, 2004. Proceeds from long-term debt were $183.0 million in the three months ended October 29, 2005 and consisted of $33.0 million in borrowings on our revolving Credit Agreement (“Credit Agreement”) and the issuance of our $150.0 million Notes. In connection with the Credit Agreement borrowings and Notes, we incurred $4.6 million in debt issuance costs. The proceeds of the debt were used to repurchase 8.76 million shares of our common stock for an aggregate purchase price of $186.2 million, including fees and expenses. Approximately $3.1 million of fees for debt issuance costs and tender offer costs were accrued and unpaid as of October 29, 2005. Additionally, we made principal payments of approximately $0.9 million on capital leases and had proceeds from the exercise of stock options of $0.1 million for the three months ended October 29, 2005. For the three months ended October 30, 2004, debt payments of $1.2 million were partially offset by the proceeds from the exercise of employee stock options of $0.8 million.

     The indenture governing the Notes contains certain covenants that restrict our ability to make certain payments, including the payment of dividends; incur additional indebtedness and issue preferred stock; create liens; enter into sale and leaseback transactions; merge or consolidate with another entity; sell assets; and enter into transactions with affiliates. As of October 29, 2005, we were in compliance with all covenants and conditions under the Notes.
     In connection with issuance of the Notes, we entered into a an amendment (“the Amendment”) to our Credit Agreement to permit the use of borrowings and cash on hand, in an aggregate amount of not more than $225.0 million, to repurchase our common stock. The Credit Agreement, as amended, permits us to issue up to $200 million of senior subordinated notes and/or borrow up to $75.0 million under the Credit Agreement to fund such repurchases. The Amendment also amends, among other things, certain financial covenants in the Credit Agreement. After giving effect to the Amendment, we are required to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.0., (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain consolidated tangible net worth, which shall be calculated at the end of each fiscal quarter, of not less than $50.0 million plus 50% of consolidated net income (if positive) from September 8, 2005 to the date of computation plus 75% of the equity issuances made from September 8, 2005 to the date of computation. As of October 29, 2005, we had $33.0 million of borrowings and $43.2 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are primarily issued to insurance companies as part of our self-insurance program. At October 29, 2005, we were in compliance with all financial covenants and conditions under the Credit Agreement.
     Certain subsidiaries have outstanding obligations under real estate leases and equipment and vehicle financing arrangements. The obligations are payable in monthly installments, expiring at various dates through November 2023.
     Contractual Obligation. Our various contractual obligations and funding commitments related to our long-term debt have changed since our Annual Report on Form 10-K for the year ended July 30, 2005 as described above for the Notes and borrowings under the Credit Agreement and in Note 10, Long-Term Debt in the accompanying Notes to Condensed Consolidated Financial Statements.
     Related party transactions. We lease a portion of our administrative offices from officers of our subsidiaries or entities related to officers of subsidiaries. The total expense under these arrangements for the three months ended October 29, 2005 and October 30, 2004 was $0.4 million and $0.3 million, respectively.
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
     Our backlog at October 29, 2005 and July 30, 2005 was $1.1 billion. We expect to complete approximately 47.8% of our current backlog during the next twelve months.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We considered the provision of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments” in determining our market risk. We had no significant holdings of derivative financial or commodity instruments at October 29, 2005. A review of our other financial instruments and risk exposures at that date indicated that we had exposure to interest rate risk. At October 29, 2005, we performed sensitivity analyses to assess the potential effect of this risk. As of October 29, 2005, long-term variable rate borrowings totaled approximately $33.0 million of our total borrowings. Assuming a 100 basis point change in LIBOR at October 29, 2005, our annual interest cost would change by approximately $0.3 million.
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
     There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15(d)–15(f) under the Securities Exchange Act of 1934, as amended), that occurred during the quarter ended October 29, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	During the first quarter ended October 29, 2005, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes the Company’s purchases of its common stock through a “Dutch Auction” tender offer:
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plan or
Period	Shares Purchased	Per Share	Programs	Programs (1)
September 25, 2005 – October 29, 2005	8,763,451	$21.00	8,763,451	—
(1) On September 12, 2005, the Company announced that its Board of Directors approved a repurchase of up to 9.5 million outstanding shares of the Company’s common stock, at a price per share not less than $18.50 and not greater than $21.00 through a “Dutch Auction” tender offer. The tender offer expired on October 11, 2005.
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
DYCOM INDUSTRIES, INC.
Registrant

Date:	December 6, 2005	/s/ Steven E. Nielsen
Name: Steven E. Nielsen
Title: President and Chief Executive Officer

Date:	December 6, 2005	/s/ Richard L. Dunn

Name: Richard L. Dunn
Title: Senior Vice President and Chief
Financial Officer