Form 10-Q
period 2006-01-28
DYCOM INDUSTRIES INC
filed 2006-03-08
CIK 67215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2006
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
Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☒     Accelerated Filer ☐     Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
There were 40,296,471 shares of common stock with a par value of $0.33 1/3 outstanding at March 7, 2006.

DYCOM INDUSTRIES, INC.
INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements — Unaudited
	Condensed Consolidated Balance Sheets — January 28, 2006 and July 30, 2005	3

	Condensed Consolidated Statements of Operations for the Three Months Ended January 28, 2006 and January 29, 2005	4

	Condensed Consolidated Statements of Operations for the Six Months Ended January 28, 2006 and January 29, 2005	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended January 28, 2006 and January 29, 2005	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 6.	Exhibits	38

SIGNATURES		39

Section 302 Chief Executive Officer Certification
Section 302 Chief Financial Officer Certification
Section 906 Chief Executive Officer Certification
Section 906 Chief Financial Officer Certification

PART I. FINANCIAL INFORMATION
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 28,	July 30,
	2006	2005
	(dollars in thousands, except per share amounts)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$22,439	$83,062
Accounts receivable, net	157,604	161,321
Costs and estimated earnings in excess of billings	68,037	65,559
Deferred tax assets, net	13,553	12,535
Inventories	9,752	8,116
Income taxes receivable	6,291	—
Other current assets	20,105	11,286

Total current assets	297,781	341,879

PROPERTY AND EQUIPMENT, net	120,693	117,145

OTHER ASSETS:
Goodwill	232,549	194,123
Intangible assets, net	51,345	33,320
Other	14,349	10,242

Total other assets	298,243	237,685

TOTAL	$716,717	$696,709

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$28,992	$37,185
Current portion of debt	9,409	2,749
Billings in excess of costs and estimated earnings	472	464
Accrued self-insured claims	30,355	28,166
Income taxes payable	—	6,598
Other accrued liabilities	48,621	43,550

Total current liabilities	117,849	118,712
LONG-TERM DEBT	182,204	4,179
ACCRUED SELF-INSURED CLAIMS	28,166	22,652
DEFERRED TAX LIABILITIES, net non-current	6,246	1,299
OTHER LIABILITIES	224	57

Total liabilities	334,689	146,899

COMMITMENTS AND CONTINGENCIES, Notes 10, 12 and 15

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 40,278,841 and 48,865,186 issued and outstanding, respectively	13,426	16,288
Additional paid-in capital	173,112	355,575
Deferred compensation	—	(2,950)
Retained earnings	195,490	180,897

Total stockholders’ equity	382,028	549,810

TOTAL	$716,717	$696,709

See notes to condensed consolidated financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	January 28,	January 29,
	2006	2005
	(dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$244,141	$224,539

EXPENSES:
Costs of earned revenues, excluding depreciation	203,031	181,986
General and administrative (including stock-based compensation expense of $0.9 million and $0.2 million, respectively)	19,172	18,931
Depreciation and amortization	12,166	12,800

Total	234,369	213,717

Interest income	523	259
Interest expense	(4,007)	(67)
Other income, net	239	1,182

INCOME BEFORE INCOME TAXES	6,527	12,196

PROVISION FOR INCOME TAXES:
Current	1,736	1,812
Deferred	920	3,010

Total	2,656	4,822

NET INCOME	$3,871	$7,374

EARNINGS PER COMMON SHARE:

Basic earnings per share	$0.10	$0.15

Diluted earnings per share	$0.10	$0.15

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	40,058,234	48,689,374

Diluted	40,274,160	49,343,172

See notes to condensed consolidated financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended
	January 28,	January 29,
	2006	2005
	(dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$505,039	$487,704

EXPENSES:
Costs of earned revenues, excluding depreciation	416,331	390,656
General and administrative (including stock-based compensation expense of $1.9 million and $0.4 million, respectively)	38,602	36,914
Depreciation and amortization	23,548	24,065

Total	478,481	451,635

Interest income	1,212	376
Interest expense	(4,872)	(230)
Other income, net	1,370	1,777

INCOME BEFORE INCOME TAXES	24,268	37,992

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	9,923	10,437
Deferred	(248)	4,561

Total	9,675	14,998

NET INCOME	$14,593	$22,994

EARNINGS PER COMMON SHARE:

Basic earnings per share	$0.34	$0.47

Diluted earnings per share	$0.33	$0.47

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	43,533,157	48,646,979

Diluted	43,738,518	49,257,391

See notes to condensed consolidated financial statements— unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	January 28,	January 29,
	2006	2005
	(dollars in thousands)
OPERATING ACTIVITIES:
Net Income	$14,593	$22,994
Adjustments to reconcile net income to net cash (outflow) inflow from operating activities:
Depreciation and amortization	23,548	24,065
Bad debts (recovery) expense	(410)	13
Gain on disposal of assets	(1,050)	(1,419)
Deferred income tax (benefit) expense	(248)	4,561
Amortization of debt issuance costs	308	304
Non-cash stock-based compensation expense	1,888	421
Excess tax benefit from share-based awards	(31)	—

Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in operating assets:
Accounts receivable, net	17,605	20,540
Costs and estimated earnings in excess of billings, net	(639)	8,082
Other current assets	(4,072)	(6,002)
Other assets	576	(4,495)
Increase (decrease) in operating liabilities:
Accounts payable	(5,111)	(8,594)
Accrued self-insured claims and other liabilities	2,686	(1,767)
Income taxes payable/receivable	(12,079)	(158)

Net cash provided by operating activities	37,564	58,545

INVESTING ACTIVITIES:
Restricted cash	(291)	(942)
Capital expenditures	(24,784)	(32,486)
Proceeds from sale of assets	1,259	2,248
Purchase of short-term investments	(79,985)	(32,349)
Proceeds from the sale of short-term investments	79,985	32,980
Cash paid for acquisitions	(65,391)	(8,527)

Net cash used in investing activities	(89,207)	(39,076)

FINANCING ACTIVITIES:
Debt issuance costs	(4,565)	—
Proceeds from long-term debt	248,000	—
Principal payments on long-term debt	(68,215)	(2,298)
Repurchases of common stock	(185,962)	—
Excess tax benefit from share-based awards	31	—
Restricted stock tax withholdings	(232)	—
Exercise of stock options and other	1,963	3,280

Net cash (used in) provided by financing activities	(8,980)	982

Net (decrease) increase in cash and equivalents	(60,623)	20,451

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	83,062	31,383

CASH AND EQUIVALENTS AT END OF PERIOD	$22,439	$51,834

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$679	$236
Income taxes	$22,484	$10,881

Issuance of restricted stock	$16	$1,515

Income tax benefit from stock options exercised and restricted stock vested, net	$231	$—

Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$1,976	$442

Accrued costs for debt issuance and tender offer included in accounts payable and accrued liabilities at period end	$451	$—
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
     The condensed consolidated financial statements are unaudited and include the results of Dycom and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated balance sheets of the Company and the related condensed consolidated statements of operations and cash flows for each of the three and six month periods reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the six months ended January 28, 2006 are not necessarily indicative of the results that may be expected for the entire year. For a better understanding of the Company and its financial statements, the Company recommends reading these condensed consolidated financial statements in conjunction with the Company’s audited financial statements for the year ended July 30, 2005 included in the Company’s Registration Statement on S-4/A (“Registration No. 333-130194-22) filed with the SEC on February 13, 2006 and the Company’s 2005 Annual Report on Form 10-K, filed on September 9, 2005.
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
     Restricted Cash — As of January 28, 2006 and July 30, 2005, the Company had approximately $3.9 million and $3.6 million, respectively, in restricted cash which is held as collateral in support of projected workers’ compensation, automobile and general liability obligations. The restricted cash is included in other current assets and other assets in the consolidated balance sheets and changes in restricted cash are reported in cash flows from investing activities in the consolidated statements of cash flows. The Company has reclassified the changes in restricted cash of $0.9 million as a component of cash flows used in investing activities for the six months ended January 29, 2005 to conform to the current year presentation.
     Accounting for Stock-Based Compensation — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which amended SFAS No. 123. SFAS No. 123(R) requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service period, which is generally the vesting period. SFAS No. 123(R) became effective for the Company on July 31, 2005, the first day of fiscal 2006. Prior to fiscal 2006, the Company accounted for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25 which required recognition of compensation expense based on the intrinsic value of the equity instrument awarded. Consequently, no stock-based compensation expense for stock option grants was reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Beginning July 31, 2005, the first day of fiscal 2006, the Company has applied the modified prospective application of SFAS No. 123(R). Results for prior periods have not been restated. As a result of applying SFAS
No. 123(R) to unvested stock options at July 31, 2005, the Company’s income before income taxes was $0.3 million and $1.0 million lower for the three and six month periods ended January 28, 2006, respectively, and the Company’s net income was $0.2 million and $0.9 million lower for the three and six month periods ended January 28, 2006, respectively. Additionally, there was an immaterial effect on cash flows from operating and financing activities. Stock-based compensation related to stock options that were unvested as of July 31, 2005 resulted in expense of $0.01 per basic and diluted share and $0.02 per basic and diluted share for the three and six month periods ended January 28, 2006, respectively.
     Pro forma information under SFAS 123(R) regarding stock option grants made to the Company’s employees and directors for periods prior to fiscal 2006 is presented below (dollars in thousands, except per share amounts).

	Three Months Ended	Six Months Ended
	January 29, 2005	January 29, 2005
Net income, as reported	$7,374	$22,994
Deduct: Stock-based employee compensation expense determined under fair value based methods for awards, net of related tax effects	(1,492)	(2,830)

Pro forma net income	$5,882	$20,164

Earnings per share:
Basic — as reported	$0.15	$0.47

Basic — pro forma	$0.12	$0.41

Diluted — as reported	$0.15	$0.47

Diluted — pro forma	$0.12	$0.41

     For the three months and six months ended January 28, 2006, approximately $0.9 million and $1.9 million, respectively, of compensation expense has been recognized in general and administrative expenses in the condensed consolidated statement of operations related to stock options and restricted stock. Compensation costs for these awards are based on the fair value at the original grant date. The total tax benefit recognized related to stock options and restricted stock for the three months and six months ended January 28, 2006 was approximately $0.3 million and $0.5 million, respectively. During the six months ended January 28, 2006, the Company received cash and realized a tax benefit from the exercise of stock options of approximately $2.0 million and $0.4 million, respectively.
     Comprehensive Income — During the quarters ended January 28, 2006 and January 29, 2005, the Company did not have any changes in its equity resulting from non-owner sources and, accordingly, comprehensive income was equal to the net income amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.
2. Computation of Earnings Per Share
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share includes the weighted average common shares outstanding for the period plus dilutive potential common shares, including time vesting restricted common stock and stock options using the treasury stock method. Common stock equivalents related to stock options are excluded from diluted earnings per share calculations if their effect would be anti-dilutive. Stock options are anti-dilutive when the exercise price is higher than the current market price of the Company’s common stock. Performance vesting restricted shares are excluded from diluted earnings per share calculations if the performance measures are not achieved during the period.

	For the Three Months Ended		For the Six Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
	(dollars in thousands, except per share amounts)
Net income available to common stockholders (numerator)	$3,871	$7,374	$14,593	$22,994

Weighted-average number of common shares (denominator)	40,058,234	48,689,374	43,533,157	48,646,979

Basic earnings per common share	$0.10	$0.15	$0.34	$0.47

Weighted-average number of common shares	40,058,234	48,689,374	43,533,157	48,646,979
Potential common stock arising from stock options and restricted stock	215,926	653,798	205,361	610,412

Total shares-diluted (denominator)	40,274,160	49,343,172	43,738,518	49,257,391

Diluted earnings per common share	$0.10	$0.15	$0.33	$0.47

Antidilutive weighted shares excluded from the calculation of earnings per share	2,675,205	1,333,649	2,709,957	1,110,500

3. Acquisitions
     During December 2005, the Company acquired Prince Telecom Holdings, Inc. (“Prince”) for a purchase price of approximately $65.4 million including transaction fees. Of this purchase price, $5.6 million was placed in escrow, a portion of which may be held for a period of up to 24 months to satisfy potential indemnification obligations of the seller pursuant to the acquisition agreement. Prince installs and maintains customer premise equipment, including set top boxes and cable modems, for leading cable multiple system operators throughout the United States. The Company borrowed $65.0 million under its credit agreement to fund the acquisition.
     During September 2004, the Company acquired certain assets and assumed certain liabilities of RJE Telecom, Inc. (“RJE”) for a cash purchase price of approximately $9.8 million. RJE provides specialty contracting services primarily to telephone companies.
     The Company accounted for the above acquisitions using the purchase method of accounting. Accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The purchase price allocation for the Prince acquisition is preliminary as the Company continues to assess the valuation of acquired assets and liabilities. Purchase price in excess of the fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. The operating results of the above acquisitions are included in the accompanying consolidated financial statements from their acquisition dates. The purchase price of Prince and RJE are derived as follows (dollars in thousands):

	Prince	RJE
Cash paid	$65,100	$9,710
Transaction costs	291	67

Total purchase price	$65,391	$9,777

     Management determined the fair values used in the purchase price allocation for intangible assets with the assistance of independent valuation specialists based on the estimated discounted future cash flows, royalty rates and historical data, among other information. Goodwill of approximately $3.0 million is expected to be deductible for tax purposes related to the Prince acquisition. The purchase price of Prince and RJE are allocated as follows (dollars in thousands):

	Prince	RJE
Assets:
Accounts receivable, net	$13,221	$4,278
Costs and estimated earnings in excess of billings	1,831	3,735
Other current assets	6,091	—
Property and equipment	5,970	395
Goodwill	38,426	—
Intangibles — customer relationships	18,400	1,423
Intangibles — tradenames	1,500	—
Other assets	579	37

Total assets	86,018	9,868

Liabilities:
Accounts payable	2,142	—
Accrued liabilities	9,565	91
Notes and capital leases — short term	4,743	—
Deferred tax liability, net non-current	4,177	—

Total liabilities	20,627	91

Net assets acquired	$65,391	$9,777

     The following unaudited pro forma summaries present the Company’s consolidated results of operations as if the Prince and RJE acquisitions had occurred on August 1, 2004, the first day of the Company’s 2005 fiscal year. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these acquisitions occurred at the beginning of the years presented nor is it indicative of future results. Included in the pro forma amounts for the three and six months ended January 28, 2006 is $6.2 million of non-recurring charges incurred by Prince prior to the acquisition which were directly related to the transaction. The charges include stock-based compensation expense related to Prince’s outstanding stock options and an advisory fee paid to an investment bank.

	For the Three Months Ended		For the Six Months Ended
	January 28,	January 29,	January 28,	January 29,
	2006	2005	2006	2005
	(dollars in thousands, except per share amounts)
Revenues	$256,817	$242,953	$545,814	$533,339
Income (loss) before income taxes	(777)	10,649	18,074	37,565
Net income (loss)	(460)	6,510	10,871	22,814

Earnings (loss) per share:
Basic	$(0.01)	$0.13	$0.25	$0.47
Diluted	$(0.01)	$0.13	$0.25	$0.46

4. Accounts Receivable
     Accounts receivable consist of the following:

	January 28, 2006	July 30, 2005
	(dollars in thousands)
Contract billings	$155,390	$160,579
Retainage	2,995	1,977
Other receivables	963	1,610

Total	159,348	164,166
Less allowance for doubtful accounts	1,744	2,845

Accounts receivable, net	$157,604	$161,321

     The allowance for doubtful accounts changed as follows:

	For the Three Months Ended		For the Six Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
	(dollars in thousands)
Allowance for doubtful accounts at beginning of period	$2,465	$3,405	$2,845	$3,788
Additions charged to (credited against) bad debt expense	(453)	397	(410)	13
Additions to allowance from acqusitions	7	106	7	214
Amounts charged against the allowance, net of recoveries	(275)	(1,415)	(698)	(1,522)

Allowance for doubtful accounts at end of period	$1,744	$2,493	$1,744	$2,493

     As of January 28, 2006 and January 29, 2005, the Company expected to collect all retainage balances within the next twelve months. Additionally, the Company believes that none of its significant customers were experiencing significant financial difficulty as of January 28, 2006.
5. Costs and Estimated Earnings on Contracts in Excess of Billings
     Costs and estimated earnings in excess of billings, net, consists of the following:

	January 28, 2006	July 30, 2005
	(dollars in thousands)
Costs incurred on contracts in progress	$56,209	$52,805
Estimated to date earnings	11,828	12,754

Total costs and estimated earnings	68,037	65,559
Less billings to date	472	464

	$67,565	$65,095

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$68,037	$65,559
Billings in excess of costs and estimated earnings	(472)	(464)

	$67,565	$65,095

     The Company recognizes revenue for services from contracts that are based on units of delivery or cost-to-cost measures of the percentage of completion method. The above amounts aggregate the effects of these contracts.

6. Property and Equipment
     Property and equipment consists of the following:

	January 28, 2006	July 30, 2005
	(dollars in thousands)
Land	$4,088	$4,088
Buildings	9,751	9,469
Leasehold improvements	1,781	1,667
Vehicles	151,028	141,124
Furniture and fixtures	27,665	25,629
Equipment and machinery	111,592	106,885

Total	305,905	288,862
Less accumulated depreciation	185,212	171,717

Property and equipment, net	$120,693	$117,145

     Depreciation expense and repairs and maintenance expense for the three and six months ended January 28, 2006 and January 29, 2005 were as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Depreciation expense	$11,127	$11,962	$21,673	$22,435
Repairs and maintenance expense	$4,384	$4,300	$8,954	$9,071
7. Intangible Assets
     Intangible assets consist of the following:

	Useful Life
	In Years	January 28, 2006	July 30, 2005
	(dollars in thousands)
Carrying amount:
Covenants not to compete	5-7	$1,189	$1,189
UtiliQuest tradename	—	4,700	4,700
Tradenames	4-15	1,825	325
Customer relationships	15	50,660	32,261
Backlog	4	953	953

		59,327	39,428

Accumulated amortization:
Covenants not to compete		736	634
Tradenames		227	187
Customer relationships		6,087	4,476
Backlog		932	811

		7,982	6,108

Net		$51,345	$33,320

     Amortization expense for the three months ended January 28, 2006 and January 29, 2005 was $1.0 million and $0.8 million, respectively. Amortization expense for the six months ended January 28, 2006 and January 29, 2005 was $1.9 million and $1.6 million, respectively. The acquired Prince customer relationships and tradenames totaling $18.4 million and $1.5 million, respectively, each have an estimated useful life of 15 years. Amortization for the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset. Amortization for the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible assets.

8. Accrued Self-Insured Claims
     The Company retains the risk, up to certain limits, for automobile liability, general liability, workers’ compensation, employee group health claims, and locate damage claims. With regard to losses occurring in fiscal 2006, the Company has retained the risk to $1.0 million on a per occurrence basis for workers compensation and for automobile liability. For general liability, the Company has retained the risk to $250,000, except with respect to UtiliQuest Holdings Corp. (“UtiliQuest”), a wholly owned subsidiary, for which the Company has retained the risk to $2.0 million for general liability. For fiscal year 2006, the Company has an aggregate stop loss coverage for these exposures at a stated retention of approximately $40.5 million and an umbrella liability coverage to a policy limit of $100.0 million. Within its umbrella coverage, the Company has retained the risk of loss for automobile liability and general liability and damage claims between $2.0 million and $5.0 million, on a per occurrence basis, with an aggregate stop loss for this layer of $10.0 million. The retention amounts are applicable in those states in which the Company operates and is allowed to retain the risk.
     For losses under the Company’s employee health plan occurring during fiscal 2006, the Company has retained the risk, on an annual basis, of $200,000 per participant. For fiscal 2006, the Company has an aggregate stop loss coverage for this exposure at the stated retention of approximately $27.5 million.
     Accrued self-insured claims consist of the following:

	January 28, 2006	July 30, 2005
	(dollars in thousands)
Amounts expected to be paid within one year:
Accrued auto, general liability and workers’ compensation	$14,812	$13,538
Accrued employee group health	3,642	3,782
Accrued damage claims	11,901	10,846

	30,355	28,166

Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers’ compensation	23,315	18,175
Accrued damage claims	4,851	4,477

	28,166	22,652

Total accrued self-insured claims	$58,521	$50,818

9. Other Accrued Liabilities
     Other accrued liabilities consist of the following:

	January 28, 2006	July 30, 2005
	(dollars in thousands)
Accrued payroll and related taxes	$22,338	$15,844
Accrued employee bonus and benefit costs	3,453	8,734
Accrued construction costs	8,380	9,789
Interest payable	3,958	72
Other	10,492	9,111

Other accrued liabilities	$48,621	$43,550

10. Debt
     The Company’s debt consists of the following:

	January 28, 2006	July 30, 2005
	(dollars in thousands)
Senior subordinated notes	$150,000	$—
Borrowings under Credit Agreement	32,000	—
Capital leases	1,771	3,266
Notes Payable	7,842	3,662

	191,613	6,928
Less: current portion	9,409	2,749

Long-term debt	$182,204	$4,179

     In October 2005, Dycom Investments, Inc., a wholly-owned subsidiary of the Company, issued $150.0 million of 8.125% senior subordinated notes (“Notes”) due October 2015. Interest payments are due semi-annually on April 15th and October 15th, beginning April 15, 2006. The Notes are guaranteed by certain subsidiaries of the Company (see Note 17). The indenture governing the Notes contains certain covenants that restrict the Company’s ability to make certain payments, including the payment of dividends, incur additional indebtedness and issue preferred stock, create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell assets, and enter into transactions with affiliates. As of January 28, 2006, the Company was in compliance with all covenants and conditions under the Notes. In connection with issuance of the Notes, the Company entered into a First Amendment (“the Amendment”) to its five year $300 million unsecured revolving Credit Agreement (“Credit Agreement”). After giving effect to the Amendment, the Company is required to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.00., (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain consolidated tangible net worth, which shall be calculated at the end of each fiscal quarter, of not less than $50.0 million plus 50% of consolidated net income (if positive) from September 8, 2005 to the date of computation plus 75% of the equity issuances made from September 8, 2005 to the date of computation. The aggregate proceeds from the issuance of the Notes, together with $33.0 million of borrowings under the Credit Agreement and cash on hand, were used to purchase 8.76 million shares of the Company’s common stock in October 2005 (see Note 13).
     In December 2005, the Company borrowed $65.0 million under the Credit Agreement in connection with the acquisition of Prince (see Note 3). During the quarter ended January 28, 2006, the Company repaid $66.0 million of borrowings under the Credit Agreement. As of January 28, 2006, the Company had $32.0 million of borrowings and $44.7 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are primarily issued to insurance companies as part of the Company’s self-insurance program. At January 28, 2006, the Company had borrowing availability of $138.7 million under the Credit Agreement and was in compliance with all financial covenants and conditions.
     The Company has $1.8 million in capital lease obligations and $7.8 million in other notes payable. The capital lease obligations and notes payable were assumed in connection with the fiscal 2004 acquisition of UtiliQuest and the fiscal 2006 acquisition of Prince. The capital leases include obligations for certain vehicles and computer equipment and expire at various dates into fiscal 2007. The other notes payable include a $3.6 million note bearing interest at 6%, payable semi-annually on March 31 and September 30, due in November 2006; and a $4.2 million note bearing interest at 5.2%, payable monthly, due October 2006.
     Maturities of the Company’s long-term debt are as follows:

Long-term
Debt
(dollars in thousands)
2006	$9,437
2007	207
2008	2
2009	2
2010	32,002
Thereafter	150,004

191,654
Portion representing interest on capital leases	(41)

$191,613

11. Other income, net
     The components of other income, net, are as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Gain on sale of fixed assets	$126	$1,027	$1,050	$1,419
Miscellaneous income	113	155	320	358

Total other income, net	$239	$1,182	$1,370	$1,777

12. Commitments and contingencies
     The federal employment tax returns for two of the Company’s subsidiaries have been audited by the Internal Revenue Service (“IRS”). As a result of the audit, the Company received a proposed assessment from the IRS in March 2004. At issue, according to the examination reports, were the taxpayers’ characterization of certain employee reimbursements for the calendar years 2000 and 2001. During fiscal 2005 and fiscal 2006, the Company reached agreed assessments with the IRS regarding the two subsidiaries. As of January 28, 2006 the Company has accrued approximately $0.7 million related to the final assessment which the Company expects to pay during the remainder of fiscal 2006.
     In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. Consequently, judgment is required in determining the provision for income taxes and the associated income tax assets and liabilities. The Company regularly assesses its position with regard to individual tax exposures and records liabilities for uncertain tax positions in accordance with SFAS No. 5, “Accounting for Contingencies”. These liabilities reflect management’s best estimate of the likely outcomes of current and potential future audits.
     In the normal course of business, certain of the Company’s subsidiaries have pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims or proceedings will have a material effect on the Company’s consolidated financial statements.
13. Capital Stock
     On September 12, 2005, the Company announced that its Board of Directors approved a repurchase of up to 9.5 million outstanding shares of the Company’s common stock, at a price per share not less than $18.50 and not greater than $21.00 through a “Dutch Auction” tender offer. The final number of shares purchased under the tender offer, which expired on October 11, 2005, was 8.76 million shares. These shares were purchased at a price of $21.00 per share for an aggregate purchase price of $186.2 million, including fees and expenses. The Company cancelled these shares in the period repurchased. The tender offer was funded with proceeds from the issuance of $150.0 million in Notes, borrowings of $33.0 million from the Credit Agreement (see Note 10), and cash on hand.
14. Stock Based Awards
     The Company’s has stock-based award plans are comprised of the 1991 Incentive Stock Option Plan (“the 1991 Plan”), the Arguss Communications, Inc. 1991 Stock Option Plan (“the 1991 Arguss Plan”), 1994 Directors Stock Option Plan (“the 1994 Directors Plan”), the 1998 Incentive Stock Option Plan (“the 1998 Plan”), the 2001 Directors Stock Option Plan (“the 2001 Directors Plan”), the 2002 Directors Restricted Stock Plan (“2002 Directors Plan), and the 2003 Long-term Incentive Plan (“the 2003 Plan”), collectively (“the Plans”). The Company’s policy is to issue new shares to satisfy stock option exercises and restricted stock awards.
     The 1991 Plan and the 1994 Directors Plan have expired and no further options will be granted under these plans. Additionally, no further options will be granted under the 1991 Arguss Plan. At January 28, 2006, there were 69,426 options, 12,000 options, and 179,389 options outstanding under the 1991 Plan, the 1994 Directors Plan, and the 1991 Arguss Plan, respectively.
     Under the 1998 Plan and the 2003 Plan, the Company may grant equity awards to key employees for up to approximately 3.3 million and 2.0 million shares of common stock, respectively, until the plans expire in 2008 and 2013, respectively. Under the terms of these plans, stock options are granted at the closing price on the date of the grant and are exercisable over a period of up to ten years. At January 28, 2006, there were options for 2,081,308 shares outstanding and 588,801 shares were available for grant from the 1998 Plan. At January 28, 2006, there were options for 960,700 shares outstanding, 419,505 shares of unvested restricted stock outstanding, and there were 562,512 shares available for grant from the 2003 Plan.

     Under the 2001 Directors Plan, the Company may grant options to directors for up to 240,000 shares of common stock until the plan expires in 2011. Under the terms of this plan, options are granted at the closing price on the date of the grant and are exercisable over a period of up to ten years. At January 28, 2006, there were 84,501 options outstanding and 143,499 shares were available for grant from the 2001 Directors Plan.
     The options under the 1998 Plan, the 2003 Plan, and the 2001 Directors Plan vest and become exercisable ratably over a four-year period, beginning on the date of the grant.
     The 2002 Directors Plan, approved by the Company’s shareholders on November 26, 2002, has 100,000 shares of the Company’s common stock for issuance to non-employee directors. The non-employee directors are required to receive a minimum percentage of their annual retainer fees in restricted shares of the Company’s common stock. The number of restricted shares of the Company’s common stock to be granted under the 2002 Directors Plan is based on the fair market value of a share of common stock on the date such annual retainer fees are payable. As of January 28, 2006, 13,042 shares had been issued under the 2002 Directors Plan at a weighted average market price of $20.14 per share.
     The fair value of restricted stock grants is estimated on the date of grant and is generally equal to the closing stock price of the Company on the date of grant. The average fair value of the restricted shares granted during the six months ended January 28, 2006 and January 29, 2005 is $22.04 per share and $29.56 per share, respectively. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions including: expected volatility based on the historical price of the Company’s stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on the Company’s history and expectation of dividend payments. The pro forma weighted average fair value of options granted during the six months ended January 28, 2006 was $13.57 per share based on a risk-free interest rate of 4.4%, an expected life of nine years, expected volatility of 54.7% and no expected dividends. The pro forma weighted average fair value of options granted during the six months ended January 29, 2005 was $19.93 per share based on a risk-free interest rate of 3.6%, an expected life of six years, expected volatility of 58.7% and no expected dividends.
     The following tables summarize the stock-based award activity during the six months ended January 28, 2006:

			Weighted Average	Aggregate Intrinsic
	Shares Subject	Weighted Average	Remaining	Value
	to Options	Exercise Price	Contractual Life	(in thousands)
Outstanding as of July 31, 2005	3,645,371	$28.46
Granted	21,501	$20.35
Exercised	(138,235)	$14.20
Forfeited or cancelled	(103,529)	$32.15
Expired	(37,784)	$45.47

Outstanding as of January 28, 2006	3,387,324	$28.69	6.5	$7,702

Exercisable as of January 28, 2006	3,180,860	$29.48	6.4	$5,968

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value
	Restricted Shares	Grant Price	Contractual Life	(in thousands)
Unvested as of July 31, 2005	128,750	$27.80
Time vesting shares granted	47,148	$21.64
Performance vesting shares granted	283,005	$22.10
Vested during period	(38,750)	$27.61
Forfeited or cancelled	(648)	$21.64

Unvested as of January 28, 2006	419,505	$23.29	2.9	$10,228

     The aggregate intrinsic value for stock options and restricted stock in the preceding tables represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $24.38 as of January 28, 2006. These amounts represent the total pre-tax intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date. During the six months ended January 28, 2006, the total intrinsic value of stock options exercised was $1.0 million. During the six months ended January 28, 2006, the total fair value of options and restricted stock vested was $1.8 million and $0.9 million, respectively.
     The time vesting restricted shares granted during the six months ended January 28, 2006 were granted to employees and officers of the Company and vest ratably over a period of four years in December of each year. Upon each annual vesting, 50% of the newly vested shares (net of any shares used to satisfy tax withholding obligations) of the fiscal 2006 grants are restricted from sale or transferability (“restricted holdings”). The restrictions on sale or transferability of the restricted holdings will end at the earlier of; (a) the date the holder has accumulated restricted holdings of common stock having a value equal or greater than the holder’s annual base salary, (b) 90 days after termination of employment of the holder. The time vesting restricted stock carries voting and dividend rights and thus is considered issued and outstanding as of January 28, 2006.
     The performance vesting restricted shares granted during the six months ended January 28, 2006 were granted to employees and officers of the Company and vest over a three year period in December of each year, if certain Company performance targets are met in each fiscal year. The performance targets are based on a combination of the Company’s fiscal year pre-tax income (adjusted for certain non-cash items) as a percentage of contract revenues and the Company’s fiscal year operating cash flow levels. Additional shares, up to a maximum of 283,005 over a three year period, will also vest if certain three year cumulative results exceed targeted performance measures. The vesting of these additional shares is dependent on the number of shares that vest based upon the fiscal year performance targets. Each years performance targets for these additional shares are based on a combination of the Company’s three year cumulative pre-tax income (adjusted for certain non-cash items) as a percentage of contract revenues and the Company’s cumulative three year operating cash flow levels.
     As of January 28, 2006 the total unrecognized compensation cost related to unvested stock options outstanding under the Plans is $1.6 million. That cost is expected to be recognized over a weighted-average period of 2.3 years. As of January 28, 2006 the total unrecognized compensation cost related to unvested time-based restricted stock and performance vesting restricted stock was $3.4 million and $6.0 million, respectively, which is expected to be recognized over a weighted-average period of 2.8 years and 3.0 years, respectively. If the performance goals are not met for performance vesting restricted stock, no compensation costs will be recognized for those shares and any compensation cost recognized previously for those shares will be reversed. Additionally, a maximum of 283,005 shares may vest over a three year period and a maximum of $6.0 million in additional compensation expense could be recognized over a weighted average period of 3.0 years if certain three-year performance goals are met.
     Additional information regarding options outstanding and exercisable as of January 28, 2006, is as follows:

	Outstanding Options			Exercisable Options
		Weighted Average
		Remaining	Weighted Average		Weighted Average
	Number of Shares	Contractual Life	Exercise Price	Number of Shares	Exercise Price
Range of exercise prices
$10.01 to $12.50	14,632	5.9	$10.79	11,006	$10.61
$12.51 to $15.00	713,937	6.2	$14.00	564,100	$14.09
$15.01 to $23.92	26,001	9.4	$19.92	1,500	$17.84
$23.93 to $30.00	1,228,702	6.3	$25.94	1,200,202	$25.90
$30.01 to $35.00	875,811	8.4	$34.34	875,811	$34.34
$35.01 to $40.00	33,900	3.5	$37.19	33,900	$37.19
$40.01 to $47.00	336,476	4.4	$45.34	336,476	$45.34
$47.01 to $60.00	157,865	3.4	$50.83	157,865	$50.83

	3,387,324	6.5	$28.69	3,180,860	$29.48

15. Related Party Transactions
     The Company leases administrative offices from entities related to officers of certain of its subsidiaries. The total expense under these arrangements for the three months ended January 28, 2006 and January 29, 2005 was $0.3 million. The total expense under these arrangements for the six months ended January 28, 2006 and January 29, 2005 was $0.7 million and $0.6 million, respectively.
16. Segment Information
     The Company operates throughout the United States in one reportable segment as a specialty contractor, providing engineering, construction, maintenance and installation services to telecommunications providers, underground locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. These services are provided by the Company’s various subsidiaries. All of the Company’s subsidiaries have been aggregated into one reporting segment due to their similar economic characteristics, products and production methods, and distribution methods. The following table presents information regarding revenues by type of customer (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Telecommunications	$182,983	$168,155	$367,242	$365,238
Utility line locating	49,198	46,512	106,981	100,966
Electric utilities and other construction and maintenance	11,960	9,872	30,816	21,500

Total contract revenues	$244,141	$224,539	$505,039	$487,704

17. Supplemental Condensed Consolidating Financial Statements
     During the first quarter of fiscal 2006, the Company completed an offering of $150.0 million of 8.125% senior subordinated notes (see Note 10). The Notes were issued by Dycom Investments, Inc. (“Issuer’’), a wholly owned subsidiary of the Company. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent’’) on a parent only basis, (ii) Issuer, (iii) guarantor subsidiaries for the Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes.
     Each guarantor and non-guarantor subsidiary is wholly owned, directly or indirectly, by Issuer and Parent and the Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and Parent. Prince, acquired in December of 2005, was made a guarantor subsequent to January 28, 2006. For presentation purposes, the Company has included Prince in the subsidiary guarantor columns as of and for the periods ended January 28, 2006. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Issuer or Parent, with in the meaning of Rule 3-10 of Regulation S-X.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
JANUARY 28, 2006

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$22,317	$122	$—	$22,439
Accounts receivable, net	4	—	157,449	151	—	157,604
Costs and estimated earnings in excess of billings	—	—	68,037	—	—	68,037
Deferred tax assets, net	1,073	—	12,070	410	—	13,553
Inventories	—	—	9,752	—	—	9,752
Income taxes receivable	5,712	—	579	—	—	6,291
Other current assets	8,097	—	11,952	56	—	20,105

Total current assets	14,886	—	282,156	739	—	297,781

PROPERTY AND EQUIPMENT, net	838	—	116,156	3,699	—	120,693

OTHER ASSETS:
Goodwill	—	—	232,549	—	—	232,549
Intangible assets, net	—	—	51,345	—	—	51,345
Deferred tax assets, net non-current	1,605	—	—	—	(1,605)	—
Investment in subsidiaries	672,452	926,991	—	—	(1,599,443)	—
Intercompany receivables	—	—	379,346	—	(379,346)	—
Other	1,947	4,370	8,032	—	—	14,349

Total other assets	676,004	931,361	671,272	—	(1,980,394)	298,243

TOTAL	$691,728	$931,361	$1,069,584	$4,438	$(1,980,394)	$716,717

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$755	$—	$28,171	$66	$—	$28,992
Current portion of debt	—	—	9,409	—	—	9,409
Billings in excess of costs and estimated earnings	—	—	472	—	—	472
Accrued self-insured claims	603	—	29,297	455	—	30,355
Other accrued liabilities	4,144	3,681	40,242	578	(24)	48,621

Total current liabilities	5,502	3,681	107,591	1,099	(24)	117,849

LONG-TERM DEBT	32,000	150,000	204	—	—	182,204
ACCRUED SELF-INSURED CLAIMS	851	—	26,380	935	—	28,166
DEFERRED TAX LIABILITIES, net non-current	—	—	7,192	659	(1,605)	6,246
INTERCOMPANY PAYABLES	271,123	105,228	—	2,971	(379,322)	—
OTHER LIABILITIES	224	—	—	—	—	224

Total liabilities	309,700	258,909	141,367	5,664	(380,951)	334,689

Total stockholders’ equity	382,028	672,452	928,217	(1,226)	(1,599,443)	382,028

TOTAL	$691,728	$931,361	$1,069,584	$4,438	$(1,980,394)	$716,717

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
JULY 30, 2005

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$82,951	$111	$—	$83,062
Accounts receivable, net	3	—	161,049	269	—	161,321
Costs and estimated earnings in excess of billings	—	—	65,549	10	—	65,559
Deferred tax assets, net	1,217	—	10,847	471	—	12,535
Inventories	—	—	8,116	—	—	8,116
Other current assets	4,068	—	7,208	10	—	11,286

Total current assets	5,288	—	335,720	871	—	341,879

PROPERTY AND EQUIPMENT, net	869	—	112,418	3,858	—	117,145

OTHER ASSETS:
Goodwill	—	—	194,123	—	—	194,123
Intangible assets, net	—	—	33,320	—	—	33,320
Deferred tax assets, net non-current	1,733	—	—	—	(1,733)	—
Investment in subsidiaries	636,044	883,148	—	—	(1,519,192)	—
Intercompany receivables	—	—	329,850	—	(329,850)	—
Other	1,093	—	9,140	9	—	10,242

Total other assets	638,870	883,148	566,433	9	(1,850,775)	237,685

TOTAL	$645,027	$883,148	$1,014,571	$4,738	$(1,850,775)	$696,709

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,483	$—	$35,661	$41	$—	$37,185
Current portion of debt	—	—	2,749	—	—	2,749
Billings in excess of costs and estimated earnings	—	—	464	—	—	464
Accrued self-insured claims	824	—	26,748	594	—	28,166
Income taxes payable	6,598	—	—	—	—	6,598
Other accrued liabilities	4,816	—	38,216	518	—	43,550

Total current liabilities	13,721	—	103,838	1,153	—	118,712
LONG TERM-DEBT	—	—	4,179	—	—	4,179
ACCRUED SELF-INSURED CLAIMS	1,045	—	20,851	756	—	22,652
DEFERRED TAX LIABILITIES, net non-current	—	—	2,566	466	(1,733)	1,299
INTERCOMPANY PAYABLES	80,395	247,104	—	2,351	(329,850)	—
OTHER LIABILITIES	56	—	1	—	—	57

Total liabilities	95,217	247,104	131,435	4,726	(331,583)	146,899

Total stockholders’ equity	549,810	636,044	883,136	12	(1,519,192)	549,810

TOTAL	$645,027	$883,148	$1,014,571	$4,738	$(1,850,775)	$696,709

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 28, 2006

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$244,141	$—	$—	$244,141

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	203,011	20	—	203,031
General and administrative	4,434	139	14,134	465	—	19,172
Depreciation and amortization	104	—	11,983	79	—	12,166
Intercompany charges (income) , net	(3,764)	—	3,304	460	—	—

Total	774	139	232,432	1,024	—	234,369

Interest income	3	—	520	—	—	523
Interest expense	(796)	(3,120)	(91)	—	—	(4,007)
Other income (expense), net	(1)	—	240	—	—	239

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(1,568)	(3,259)	12,378	(1,024)	—	6,527

PROVISION (BENEFIT) FOR INCOME TAXES	(867)	(1,614)	6,319	(1,182)	—	2,656

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(701)	(1,645)	6,059	158	—	3,871

EQUITY IN EARNINGS OF SUBSIDIARIES	4,572	6,217	—	—	(10,789)	—

NET INCOME (LOSS)	$3,871	$4,572	$6,059	$158 $	(10,789)	$3,871

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JANUARY 28, 2006

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$505,039	$—	$—	$505,039

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	416,311	20	—	416,331
General and administrative	8,984	272	28,355	991	—	38,602
Depreciation and amortization	214	—	23,175	159	—	23,548
Intercompany charges (income), net	(7,774)	—	6,885	889	—	—

Total	1,424	272	474,726	2,059	—	478,481

Interest income	6	—	1,206	—	—	1,212
Interest expense	(950)	(3,777)	(145)	—	—	(4,872)
Other income, net	1	—	1,369	—	—	1,370

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(2,367)	(4,049)	32,743	(2,059)	—	24,268

PROVISION (BENEFIT) FOR INCOME TAXES	(944)	(1,614)	13,054	(821)	—	9,675

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(1,423)	(2,435)	19,689	(1,238)	—	14,593

EQUITY IN EARNINGS OF SUBSIDIARIES	16,016	18,451	—	—	(34,467)	—

NET INCOME (LOSS)	$14,593	$16,016	$19,689	$(1,238)	$(34,467)	$14,593

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 29, 2005

				Non-	Eliminations
			Subsidiary	Guarantor	and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$222,820	$1,719	$—	$224,539

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	180,230	1,756	—	181,986
General and administrative	4,303	(19)	13,487	1,160	—	18,931
Depreciation and amortization	103	—	12,462	235	—	12,800
Intercompany charges (income), net	(3,438)	—	2,859	579	—	—

Total	968	(19)	209,038	3,730	—	213,717

Interest income, net	51	—	156	52	—	259
Interest expense	—	—	(67)	—	—	(67)
Other income, net	1	—	1,165	16	—	1,182

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(916)	19	15,036	(1,943)	—	12,196

PROVISION (BENEFIT) FOR INCOME TAXES	(343)	7	5,892	(734)	—	4,822

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES.	(573)	12	9,144	(1,209)	—	7,374

EQUITY IN EARNINGS OF SUBSIDIARIES	7,947	7,935	—	—	(15,882)	—

NET INCOME (LOSS)	$7,374	$7,947	$9,144	$(1,209)	$(15,882)	$7,374

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JANUARY 29, 2005

				Non-	Eliminations
			Subsidiary	Guarantor	and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$483,198	$4,506	$—	$487,704

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	387,201	3,455	—	390,656
General and administrative	7,739	(14)	27,389	1,800	—	36,914
Depreciation and amortization	190	—	23,404	471	—	24,065
Intercompany charges (income), net	(7,448)	—	5,994	1,454	—	—

Total	481	(14)	443,988	7,180	—	451,635

Interest income, net	57	—	261	58	—	376
Interest expense	—	—	(230)	—	—	(230)
Other income, net	1	—	1,684	92	—	1,777

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(423)	14	40,925	(2,524)	—	37,992

PROVISION (BENEFIT) FOR INCOME TAXES	(150)	5	16,100	(957)	—	14,998

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES.	(273)	9	24,825	(1,567)	—	22,994

EQUITY IN EARNINGS OF SUBSIDIARIES	23,267	23,258	—	—	(46,525)	—

NET INCOME (LOSS)	$22,994	$23,267	$24,825	$(1,567)	$(46,525)	$22,994

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 28, 2006

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
Net cash (used by) provided by operating activities	$(1,519)	$—	$39,072	$11	$—	$37,564

Cash flows from investing activties:
Restricted cash	(291)	—	—	—	—	(291)
Capital expenditures	(184)	—	(24,600)	—	—	(24,784)
Proceeds from sale of assets	1	—	1,258	—	—	1,259
Purchase of short-term investments	—	—	(79,985)	—	—	(79,985)
Proceeds from the sale of short-term investments	—	—	79,985	—	—	79,985
Cash paid for acquisitions	—	—	(65,391)	—	—	(65,391)

Net cash used in investing activities	(474)	—	(88,733)	—	—	(89,207)

Cash flows from financing activties:
Debt issuance costs	(275)	(4,290)	—	—	—	(4,565)
Proceeds from long-term debt	98,000	150,000	—	—	—	248,000
Principal payments on long-term debt	(66,000)	—	(2,215)	—	—	(68,215)
Repurchases of common stock	(185,962)	—	—	—	—	(185,962)
Exercise tax benefit from share based awards	31	—	—	—	—	31
Restricted stock tax withholdings	(232)	—	—	—	—	(232)
Exercise of stock options and other	1,963	—	—	—	—	1,963
Intercompany funding	154,468	(145,710)	(8,758)	—	—	—

Net cash (used in) provided by financing activities	1,993	—	(10,973)	—	—	(8,980)

Net (decrease) increase in cash and equivalents	—	—	(60,634)	11	—	(60,623)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	82,951	111	—	83,062

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$22,317	$122	$—	$22,439

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 29, 2005

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(1,667)	$—	$59,687	$525	$—	$58,545

Cash flows from investing activties:
Restricted cash	(1,613)	—	671	—	—	(942)
Capital expenditures	—	—	(31,901)	(585)	—	(32,486)
Proceeds from sale of assets	—	—	2,195	53	—	2,248
Proceeds from the sale of short-term investments	—	—	(32,349)	—	—	(32,349)
Purchase of short-term investments	—	—	32,980	—	—	32,980
Intercompany advances	—	—	(8,527)	—	8,527	—
Cash paid for acquisitions	(8,527)	—	—	—	—	(8,527)

Net cash (used in) provided by investing activities	(10,140)	—	(36,931)	(532)	8,527	(39,076)

Cash flows from financing activties:
Debt issuance costs	—	—	—	—	—	—
Principal payments on long-term debt	—	—	(2,298)	—	—	(2,298)
Exercise of stock options and other	3,280	—	—	—	—	3,280
Intercompany funding	8,527	—	—	—	(8,527)	—

Net cash (used in) provided by financing activities	11,807	—	(2,298)	—	(8,527)	982

Net increase (decrease) in cash and equivalents	—	—	20,458	(7)	—	20,451

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	31,291	92	—	31,383

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$51,749	$85	$—	$51,834

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. For the six months ended January 28, 2006, specialty contracting services related to the telecommunications industry, underground utility locating, and electric and other construction and maintenance to electric utilities and others contributed approximately 72.7%, 21.2%, and 6.1%, respectively, to our total revenues.
     We conduct operations through our subsidiaries. Our revenues may fluctuate as a result of changes in the capital expenditure and maintenance budgets of our customers, and changes in the general level of construction activity. The capital expenditures and maintenance budgets of our telecommunications customers may be impacted by consumer demands on telecom providers, the introduction of new communication technologies, the physical maintenance needs of their infrastructure, the actions of the Federal Communications Commission, and general economic conditions.
     A significant portion of our services are covered by multi-year master service agreements, and we are currently a party to over 200 of these agreements. Master service agreements generally have the following characteristics: contract periods of one or more years, and customer specified service requirements, such as discrete unit pricing for individual tasks. To the extent that such contracts specify exclusivity, this often has a number of exceptions, including the ability by the customer to issue to others work orders valued above a specified dollar limit, the self-performance of the work by the customer’s in house workforce if available, and the ability to use others when jointly placing facilities with another utility. In most cases, a customer may terminate these agreements for convenience with written notice.
     The remainder of our services is provided pursuant to contracts for specific projects. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Short-term contracts generally are three to four months in duration. A portion of our contracts include retainage provisions under which 5% to 10% of the contract invoicing is withheld subject to project completion and acceptance by the customer.
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
     The following table summarizes our revenues from long-term contracts, including multi-year master service agreements, as a percentage of total revenue:

	% of Revenue		% of Revenue
	For the Three Months Ended		For the Six Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Multi-year master service agreements	59.1%	55.4%	58.1%	53.0%
Other long-term contracts	18.3%	32.5%	21.2%	35.1%

Total long-term contracts	77.4%	87.9%	79.3%	88.1%

     The percentage increase in revenue derived from multi-year service agreements is primarily due to agreements in place at the Prince Telecom Holdings, Inc. (“Prince” ) which was acquired in December 2005. Many of the Prince agreements are multi-year master service agreements which have increased the multi-year master service agreements as a percentage of total long-term contracts. The percentage decrease in total long-term contracts as a percentage of total contract revenue for the three and six months ended January 28, 2006 as compared to prior year is primarily due to work performed during the current fiscal year related to the hurricanes that impacted the Southeastern United States in the second half of calendar 2005. Hurricane restoration work was not performed pursuant to long-term contracts.

     A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from customers contributing at least 2.5% of our total revenue in either the three or six month periods ending January 28, 2006 or January 29, 2005:

	For the Three Months Ended
	January 28, 2006	January 29, 2005
BellSouth	25.1%	16.7%
Verizon	15.8%	24.8%
Comcast	8.4%	11.3%
Sprint	7.9%	7.4%
Charter	4.7%	3.5%
DIRECTV	3.1%	3.7%
Qwest	3.1%	4.2%
Alltell	3.0%	2.4%
Adelphia	2.9%	1.2%

	For the Six Months Ended
	January 28, 2006	January 29, 2005
BellSouth	22.1%	15.7%
Verizon	17.9%	19.7%
Sprint	8.1%	7.9%
Comcast	7.7%	15.7%
Charter	5.4%	3.4%
DIRECTV	3.2%	3.4%
Adelphia	3.0%	1.5%
Qwest	2.9%	4.7%
Alltell	2.9%	2.3%
     Cost of earned revenues includes all the direct costs of providing services under our contracts, including those for construction personnel, subcontractors, operation of capital equipment (excluding depreciation), and insurance. For a majority of our contracts, our customers provide the materials that are to be used and we provide the personnel, tools, and equipment necessary to perform the installation and maintenance services. The materials supplied by our customers are not included in our revenue or costs of sales as the customer retains the financial and performance risk associated with the materials. We retain the risk, up to certain limits, for automobile liability, general liability, workers’ compensation, locate damage claims, and employee group health claims. Locate damage claims result from property and other damages arising in connection with our utility locating services. A change in claims experience or actuarial assumptions related to these risks could materially affect our results of operations.
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
Acquisitions
     During December 2005, we acquired Prince for a purchase price of approximately $65.4 million. Prince installs and maintains customer premise equipment, including set top boxes and cable modems, for leading cable multiple system operators throughout the United States.
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
Results of Operations
     The following table sets forth, as a percentage of revenues earned, certain items in our consolidated statements of operations for the periods indicated:

	For the Three Months Ended
	January 28, 2006		January 29, 2005
	(dollars in millions)
Revenues	$244.1	100.0%	$224.5	100.0%
Expenses:
Cost of earned revenue,
excluding depreciation	203.0	83.2	182.0	81.0
General and administrative	19.2	7.9	18.9	8.4
Depreciation and amortization	12.2	5.0	12.8	5.7

Total	234.4	96.0	213.7	95.1

Interest income	0.5	0.2	0.3	—
Interest expense	(4.0)	(1.6)	(0.1)	—
Other income, net	0.2	0.1	1.2	0.5

Income before income taxes	6.5	2.7	12.2	5.4
Provision for income taxes	2.7	1.1	4.8	2.1

Net income	$3.9	1.6%	$7.4	3.3%

	For the Six Months Ended
	January 28, 2006		January 29, 2005
	(dollars in millions)
Revenues	$505.0	100.0%	$487.7	100.0%

Expenses:
Cost of earned revenue, excluding depreciation	416.3	82.4	390.7	80.1
General and administrative	38.6	7.6	36.9	7.6
Depreciation and amortization	23.5	4.7	24.1	4.9

Total	478.5	94.8	451.6	92.6

Interest income	1.2	0.2	0.4	0.1
Interest expense	(4.9)	(1.0)	(0.2)	(0.1)
Other income, net	1.4	0.3	1.8	0.4

Income before income taxes	24.3	4.8	38.0	7.8
Provision for income taxes	9.7	1.9	15.0	3.1

Net income	$14.6	2.9%	$23.0	4.7%

     Revenues. The following table presents information regarding total revenues by type of customer for the three months ended January 28, 2006 and January 29, 2005:

	For the Three Months Ended
	January 28, 2006		January 29, 2005
						%
	Revenue	% of Total	Revenue	% of Total	Increase	Increase
	(dollars in millions)
Telecommunications	$183.0	75.0%	$168.2	74.9%	$14.8	8.8%
Utility line locating	49.2	20.0%	46.5	20.7%	2.7	5.8%
Electric utilities and other customers	12.0	5.0%	9.9	4.4%	2.1	21.2%

Total contract revenues	$244.1	100.0%	$224.5	100.0%	$19.6	8.7%

     Revenues increased $19.6 million, or 8.7% in the three months ended January 28, 2006 as compared to the three months ended January 29, 2005. Of this increase, $14.8 million was attributable to an increase in specialty contracting services provided to telecommunications companies, an increase of $2.7 million in underground utility locating services revenues, and an increase of $2.1 million attributable to electric utilities and other construction and maintenance services revenues. Prince, acquired in December 2005, contributed $11.7 million of revenues from telecommunications services during the three months ended January 28, 2006. The following table presents revenue by type of customer excluding the amounts attributed to the Prince acquisition:

	For the Three Months Ended
	January 28,	January 29,		%
	2006	2005	Increase	Increase
	(dollars in millions)
Telecommunications	$171.3	$168.2	$3.1	1.9%
Utility line locating	49.2	46.5	2.7	5.8%
Electric utilities and other customers	12.0	9.9	2.1	21.2%

	232.5	224.5	7.9	3.5%
Revenues from acquired company	11.7	—	11.7

Total contract revenues	$244.1	$224.5	$19.6	8.7%

     Excluding revenue from Prince for the three month period ended January 28, 2006, revenues from telecommunications services for the three months ended January 28, 2006 were $171.3 million compared to $168.2 million for the three months ended January 29, 2005, an increase of 1.9%. This increase in telecommunications service revenues was primarily attributable to approximately $30.2 million in work performed during the quarter ended January 28, 2006 related to the hurricanes that impacted the Southeastern United States during the later part of calendar 2005 and from revenues from new contracts with existing customers. The increase was partially offset by a decrease in revenues from one of our significant customers engaged in a fiber deployment project and due to a decrease in revenues from another significant customer who is completing an upgrade project to their network.
     Total revenues from underground utility locating services for the three months ended January 28, 2006 were $49.2 million compared to $46.5 million for the three months ended January 29, 2005, an increase of 5.8%. This increase is primarily the result of additional work performed for existing customers.
     Our total revenues from electric utilities and other construction and maintenance services increased $2.1 million, or 21.2% for the three months ended January 28, 2006 as compared to the three months ended January 29, 2005. The increase was primarily attributable to work pursuant to a specific customer contract that commenced in the later part of fiscal 2005, which we completed during the quarter ended January 28, 2006, and additional work performed for existing customers.

     The following table presents information regarding total revenues by type of customer for the six months ended January 28, 2006 and January 29, 2005:

	For the Six Months Ended
	January 28, 2006		January 29, 2005
						%
	Revenue	% of Total	Revenue	% of Total	Increase	Increase
	(dollars in millions)
Telecommunications	$367.2	72.7%	$365.2	74.9%	$2.0	0.6%
Utility line locating	107.0	21.2%	101.0	20.7%	6.0	6.0%
Electric utilities and other customers	30.8	6.1%	21.5	4.4%	9.3	43.3%

Total contract revenues	$505.0	100.0%	$487.7	100.0%	$17.3	3.6%

     Revenues increased $17.3 million, or 3.6% in the six months ended January 28, 2006 as compared to the six months ended January 29, 2005. Revenues increased $2.0 million as a result of an increase in specialty contracting services provided to telecommunications companies, an increase of $6.0 million in underground utility locating services revenues and an increase of $9.3 million attributable to electric utilities and other construction and maintenance services revenues. Prince, acquired in December 2005 and RJE, acquired in September 2004, contributed $11.7 million and $25.2 million, respectively, of revenues from telecommunications services during the six months ended January 28, 2006. The following table presents revenue by type of customer excluding the amounts attributed to the Prince and RJE acquisitions:

	For the Six Months Ended
	January 28,	January 29,	Increase	Increase
	2006	2005	(Decrease)	(Decrease)
	(dollars in millions)
Telecommunications	$330.3	$346.5	$(16.2)	(4.7)%
Utility line locating	107.0	101.0	6.0	6.0%
Electric utilities and other customers	30.8	21.5	9.3	43.3%

	468.1	469.0	(0.9)	(0.2)%

Revenues from acquired companies	36.9	18.7	18.2	97.3%

Total contract revenues	$505.0	$487.7	$17.3	3.6%

     Excluding revenue from acquired companies for each six month period, revenues from telecommunications services for the six months ended January 28, 2006 were $330.3 million compared to $346.5 million for the six months ended January 29, 2005, a decrease of 4.7%. This decrease in telecommunications service revenues was primarily attributable to a decrease in revenue from one of our significant customers who is completing an upgrade project to their network, and due to a decrease in revenue from a significant customer engaged in a fiber deployment project. The decrease was partially offset by a net increase of $38.2 million of hurricane work performed in the current six month period as compared to the same prior year period, and from revenues from new contracts with existing customers.
     Total revenues from underground utility locating services for the six months ended January 28, 2006 were $107.0 million compared to $101.0 million for the six months ended January 29, 2005, an increase of 6.0%. This increase is primarily the result of additional work performed for existing customers and work performed related to the hurricanes that impacted the Southeastern United States during the later part of calendar 2005.
     Our total revenues from electric utilities and other construction and maintenance services increased $9.3 million, or 43.3% for the six months ended January 28, 2006 as compared to the six months ended January 29, 2005. The increase was primarily attributable to work pursuant to a specific customer contract that commenced in the later part of fiscal 2005, which we completed during the six months ended January 28, 2006, and additional work performed for existing customers.

     Costs of Earned Revenues. Costs of earned revenues, including the results of Prince since the acquisition date, increased $21.0 million to $203.0 million in the three months ended January 28, 2006 from $182.0 million in the three months ended January 29, 2005. The primary components of this dollar increase were direct labor and subcontractor costs taken together, equipment and other direct costs, and direct materials which increased $12.9 million, $6.4 million, and $1.7 million, respectively, due to higher levels of operations during the period. As a percentage of contract revenues, costs of earned revenues increased 2.1% for the three months ended January 28, 2006, as compared to the three months ended January 29, 2005. Included in this increase was 1.3% for equipment and other direct costs primarily as a result of increased vehicle rentals related to hurricane work performed, increased overall insurance costs under our casualty insurance program, and increased fuel costs for our vehicles and equipment. Direct labor and subcontracted labor combined contributed 0.5% of the increase primarily as a result of storm work performed in Southeastern United States which is more labor intensive than other projects. Direct materials contributed 0.3% to the increase due to an increase in the number of projects for which we provided materials to the customer compared to the same period in the prior year.
     Costs of earned revenues, including the results of Prince since the acquisition date, increased $25.7 million to $416.3 million in the six months ended January 28, 2006 from $390.7 million in the six months ended January 29, 2005. The primary components of this dollar increase were equipment and other direct costs, direct labor and subcontractor costs taken together, and direct materials which increased $12.4 million, $10.6 million, and $2.6 million, respectively, due to higher levels of operations during the six months ended January 28, 2006,. As a percentage of contract revenues, costs of earned revenues increased 2.3% for the six months ended January 28, 2006, as compared to the six months ended January 29, 2005. Increases for equipment and other direct costs is primarily as a result of increased vehicle rentals related to hurricane work performed, increased overall insurance costs as a result of higher premiums and loss development activity in our casualty insurance program, and increased fuel costs for our vehicles and equipment, all of which contributed 1.9% of the increase. Increases in direct materials accounted for 0.4% of the increase due to an increase in the number of projects for which we provided materials to the customer compared to the same period last year. The remaining portion of the change is comprised of increases in direct labor and subcontracted labor as a result of additional labor costs related to storm work performed in Southeastern United States which is more labor intensive than other projects.
     General and Administrative Expenses. General and administrative expenses increased $0.2 million to $19.2 million for the three months ended January 28, 2006 as compared to $18.9 million in the three months ended January 29, 2005. General and administrative expenses increased $1.7 million to $38.6 million for the six months ended January 28, 2006 as compared to $36.9 million in the six months ended January 29, 2005. The increase in total general and administrative expenses for the three and six month periods was primarily a result of an increase in stock-based compensation expenses and from general and administrative costs of Prince, which was acquired in December 2005. These dollar amount increases were partially offset by improved bad debt experience during the three and six months ended January 28, 2006 compared the three and six months ended January 29, 2005. The total amount of stock-based compensation expense for the three and six month periods ended January 28, 2006 was $0.9 million and $1.9 million, respectively, as compared to $0.2 million and $0.4 million for the three and six month periods ended January 29, 2005, respectively. The increase in stock-based compensation resulted from applying SFAS No. 123(R) to our unvested stock options outstanding and restricted stock awards granted to employees and officers in December 2005 (see Note 14 in Notes to Condensed Consolidated Financial Statements). Prior to SFAS No. 123(R) our stock-based awards primarily consisted of stock options, for which we did not recognize expense as we accounted for stock-based compensation under APB Opinion No. 25. In accordance with SFAS No. 123(R), we recognize compensation expense over the vesting period for stock options. Our restricted stock grants are also accounted for under SFAS No. 123(R) and we have recognized compensation expense based on the fair value at the date of grant over the requisite service periods of the awards.
     General and administrative expenses decreased as a percentage of contract revenues to 7.9% in the three months ended January 28, 2006 from 8.4% in the three months ended January 29, 2005. The decrease in general and administrative expenses as a percent of contract revenue for the three months ended January 28, 2006 as compared to January 29, 2005 is a result of increased revenues on the relatively stable general and administrative costs, offset in part by the impact of the stock based compensation expense during the period. General and administrative expenses as a percentage of contract revenues remained the same at 7.6% in the six months ended January 28, 2006 and January 29, 2005. Although general and administrative expenses as a percentage of contract revenues in the six months ended January 28, 2006 and January 29, 2005 were consistent, the six months ended January 28, 2006 included $1.5 million in additional stock based compensation expense due to implementation of SFAS No. 123(R). Offsetting the impact of the stock-based compensation expense was increased revenues on the relatively stable general and administrative costs.
     Depreciation and Amortization. Depreciation and amortization decreased to $12.2 million in the three months ended January 28, 2006 from $12.8 million in the three months ended January 29, 2005 and decreased as a percentage of contract revenues to 5.0% in the three months ended January 28, 2006 from 5.7% in the three months ended January 29, 2005. Depreciation and amortization decreased to $23.5 million in the six months ended January 28, 2006 from $24.1 million in the six months ended January 29, 2005 and decreased as a percentage of contract revenues to 4.7 % in the six months ended January 28, 2006 from 4.9% in the six months ended January 29, 2005. The dollar amount of the decreases is primarily due to fixed assets becoming fully depreciated during the periods. This decrease was partially offset by the addition of Prince in December 2005. The percentage decreases for both the three and six month periods are a result of increased revenues on decreased depreciation costs.
     Interest Income. Interest income increased to $0.5 million for the three months ended January 28, 2006 as compared to $0.3 million for the three months ended January 29, 2005. Interest income increased to $1.2 million for the six months ended January 28, 2006 as compared to $0.4 million for the six months ended January 29, 2005. The increase is primarily related to higher interest rates and greater levels of cash on hand during the three and six months ended January 28, 2006 as compared to the same periods in the prior year.

     Interest Expense. Interest expense increased to $4.0 million for the three months ended January 28, 2006 as compared to $0.1 million for the three months ended January 29, 2005. Interest expense increased to $4.9 million for the six months ended January 28, 2006 as compared to $0.2 million for the six months ended January 29, 2005. The increase is due to the issuance of $150.0 million of 8.125% senior subordinated notes (“Notes”) and borrowings from our Credit Facility (see Note 10 in the Notes to Condensed Consolidated Financial Statements).
     Income Taxes.
     The following table presents our income tax expense and effective income tax rate for the three and six months ended January 28, 2006 and January 29, 2005 (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Income taxes	$2.7	$4.8	$9.7	$15.0
Effective income tax rate	40.7%	39.5%	39.9%	39.5%
     Variations in our tax rate are primarily attributable to the impact of non-deductible and non taxable items for tax purposes in relation to a lower pre-tax income during fiscal 2006.
     Net Income. Net income was $3.9 million and $14.6 million in the three and six months ended January 28, 2006, respectively, as compared to $7.4 million and $23.0 million in the three and six months ended January 29, 2005, respectively.
Liquidity and Capital Resources
     Capital requirements. We primarily use capital to purchase equipment and to maintain sufficient levels of working capital in order to support our contractual commitments to customers. Our working capital needs are influenced by the level of operations during the period and generally increase with higher levels of revenues. Additionally, our working capital requirements are influenced by the timing of the collection of balances outstanding from our customers for work previously performed. The Company believes that none of its significant customers are experiencing significant financial difficulty as of January 28, 2006. Our sources of cash have historically been operating activities, debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Cash and cash equivalents totaled $22.4 million at January 28, 2006 compared to $83.1 million at July 30, 2005.

	For the Six Months Ended
	January 28, 2006	January 29, 2005
	(dollars in millions)
Net cash flows:
Provided by operating activities	$37.6	$58.5
Used in investing activities	$(89.2)	$(39.1)
(Used in) provided by financing activities	$(9.0)	$1.0
     Cash from operating activities. During the six months ended January 28, 2006, net cash provided by operating activities was $37.6 million compared to $58.5 million for the six months ended January 29, 2005. Net cash provided by operating activities was comprised primarily of net income, adjusted for the gain on disposal of assets and non-cash items. Non-cash items during the six months ended January 28, 2006 primarily included depreciation, amortization, non-cash stock-based compensation, deferred income taxes, and gain on disposal of assets. Changes in working capital and changes in other long term assets and liability items combined used $1.0 million of operating cash flow during the six month periods ended January 28, 2006 as compared to provided $7.6 million for the six months ended January 29, 2005. Components of these working capital changes which used operating cash flow for the six months ended January 28, 2006 were increases in net unbilled revenue of $0.6 million due to current period operating levels, decreases in accounts payable of $5.1 million attributable to the timing of receipt and payment of invoices, decreases in income taxes payable of $12.1 million due to the timing of our quarterly income tax payments, and an increase in other current assets and other assets of $3.5 million, combined, primarily resulting from increases in prepaid insurance and other prepaid costs. Components of these working capital changes which provided operating cash flow for the six months ended January 28, 2006 included decreases in accounts receivable of $17.6 million attributable to collection and billing activities, and an increase in accrued self-insured claims and other liabilities of $2.7 million attributable to increased operating levels.

     Based on quarterly revenues, days sales outstanding for accounts receivable, net was 58.7 days as of January 28, 2006 compared to 46.9 days at January 29, 2005. Based on quarterly revenues, days sales outstanding for costs and estimated earnings in excess of billings, net was 25.2 days as of January 28, 2006 compared to 21.8 days at January 29, 2005. The increase in days sales outstanding for accounts receivable and costs and estimated earnings in excess of billings, net is due to slower payment patterns from significant customers.
     Cash used in investing activities. For the six months ended January 28, 2006, net cash used in investing activities was $89.2 million as compared to $39.1 million for the six months ended January 29, 2005. During the six months ended January 28, 2006, we paid $65.4 million in connection with the acquisition of Prince. During the six months ended January 29, 2005, we paid $9.8 million in connection with the acquisition of RJE and received escrowed funds in connection with the First South acquisition. For the six months ended January 28, 2006 and January 29, 2005, investing activities included capital expenditures of $24.8 million, including approximately $7.0 million paid during the six months ended January 28, 2006 that was accrued as of July 30, 2005, and $32.5 million, respectively. These amounts were offset in part by $1.3 million and $2.2 million, respectively, in proceeds from the sale of idle assets. Restricted cash increased $0.3 million during the six months ended January 28, 2006 as compared to an increase in restricted cash of $0.9 million during the six months ended January 29, 2005 related to funding provisions of our employee health plan. Net proceeds from the sale and purchases of short-term investments contributed were $0.6 million for the six months ended January 29, 2005, while there were no net proceeds during the six months ended January 28, 2006.
     Cash (used in) provided by financing activities. For the six months ended January 28, 2006, net cash used in financing activities was $9.0 million compared to cash provided of $1.0 million for the six months ended January 29, 2005. Proceeds from long-term debt were $248.0 million in the six months ended January 28, 2006 and consisted of $98.0 million in borrowings on our revolving Credit Agreement (“Credit Agreement”), of which $66.0 million was subsequently repaid, and the issuance of the Notes having an aggregate principal amount of $150.0 million. The Notes and Credit Agreement are guaranteed by substantially all of our subsidiaries. In connection with the Credit Agreement borrowings and Notes, we incurred $4.8 million in debt issuance costs. The proceeds of the outstanding debt were used to repurchase 8.76 million shares of our common stock for an aggregate purchase price of $186.2 million, including fees and expenses. Approximately $0.5 million of fees for debt issuance costs and tender offer costs were accrued and unpaid at January 28, 2006. During the quarter ended January 28, 2006, we withheld 10,542 shares of restricted stock that vested to certain officer’s of the Company during the period and we remitted approximately $0.2 million to the Internal Revenue Service to satisfy the required tax withholdings. Additionally, we made principal payments of $2.2 million on our capital leases and other notes payable and had proceeds from the exercise of stock options of $2.0 million for the six months ended January 28, 2006. For the six months ended January 29, 2005, debt payments of $2.3 million were partially offset by the proceeds from the exercise of employee stock options of $3.3 million.
     The indenture governing the Notes contains certain covenants that restrict our ability to make certain payments, including the payment of dividends, incur additional indebtedness and issue preferred stock, create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell assets, and enter into transactions with affiliates. As of January 28, 2006, we were in compliance with all covenants and conditions under the Notes.
     In connection with issuance of the Notes, we entered into an amendment (“the Amendment”) to our Credit Agreement. After giving effect to the Amendment, we are required to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.0., (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain consolidated tangible net worth, which shall be calculated at the end of each fiscal quarter, of not less than $50.0 million plus 50% of consolidated net income (if positive) from September 8, 2005 to the date of computation plus 75% of the equity issuances made from September 8, 2005 to the date of computation. As of January 28, 2006, we had $32.0 million of borrowings and $44.7 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are primarily issued to insurance companies as part of our self-insurance program. At January 28, 2006, we were in compliance with all financial covenants and conditions under the Credit Agreement.
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
     Related party transactions. We lease administrative offices from entities related to officers of certain of our subsidiaries. The total expense under these arrangements for the three months ended January 28, 2006 and January 29, 2005 was $0.3 million. The total expense under these arrangements for the six months ended January 28, 2006 and January 29, 2005 were $0.7 million and $0.6 million, respectively.

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
     Backlog. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts, including master service agreements. In many instances our customers are not contractually committed to specific volumes of services under a contract. However, the customer is obligated once the services are requested by the customer and provided by us. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with customers and our experience in procurements of this nature. For certain multi-year projects relating to fiber deployments for one of our significant customers, we have included in the January 28, 2006 backlog amounts relating to anticipated work in calendar years 2006 and 2007. Previously for these projects, we included in backlog only those amounts for work through calendar 2005. These fiber deployment projects, when initially installed, are not required for the day-to-day provision of services by our customer. Consequently, these programs have generally been subject to more uncertainty, as compared to those of our other customers, with regards to activity levels. We have taken our current approach to the backlog for these fiber deployment projects as a result of the customer’s expressed continued commitment to the program and our having recently agreed to two year pricing. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time.
     Our backlog at January 28, 2006 and July 30, 2005 was $1.55 billion and $1.14 billion, respectively. We expect to complete approximately 51.3% of our current backlog during the next twelve months.
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
Special Note Concerning Forward-Looking Statements
     This Quarterly Report on Form 10-Q, including the Notes to the Condensed Consolidated Financial Statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “forecast,” “project,” and similar expressions identify forward-looking statements. Such statements may include, but may not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financial needs or plans and the availability of financing, and plans relating to our services including backlog, as well as assumptions relating to the foregoing. These forward-looking statements are based on management’s current expectations, estimates and projections. Forward—looking statements are subject to risks and uncertainties that may cause actual results in the future to differ materially from the results projected or implied in any forward-looking statements contained in this report. Such risks and uncertainties include: business and economic conditions in the telecommunications industry affecting our customers, the adequacy of our insurance and other reserves and allowances for doubtful accounts, whether the carrying value of our assets may be impaired, whether our recent acquisition can be effectively integrated into our existing operations, the impact of any future acquisitions, the anticipated outcome of contingent events, including litigation, liquidity needs and the availability of financing. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We considered the provision of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments” in determining our market risk. We had no significant holdings of derivative financial or commodity instruments at January 28, 2006. A review of our other financial instruments and risk exposures at that date indicated that we had exposure to interest rate risk. At January 28, 2006, we performed sensitivity analyses to assess the potential effect of this risk. As of January 28, 2006, variable rate borrowings totaled approximately $32.0 million under our Credit Agreement and approximately $1.4 million of variable rate capital leases. Assuming a 100 basis point change in prevailing interest rates, our annual interest cost would change by approximately $0.3 million.
Item 4. Controls and Procedures
     The Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
     There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15(d)—15(f) under the Securities Exchange Act of 1934, as amended), that occurred during the quarter ended January 28, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making our assessment of changes in internal control over financial reporting as of January 28, 2006, we have excluded Prince Telecom Holdings, Inc., which we acquired on December 16, 2005. These operations represent approximately 11.9% and 6.4% of our total assets and total liabilities at January 28, 2006, respectively, and approximately 2.3% of our total contract revenues for the six months ended January 28, 2006.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	During the six months ended January 28, 2006, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes the Company’s purchases of its common stock through a “Dutch Auction” tender offer:
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plan or
Period	Shares Purchased	Per Share	Programs	Programs (1)
September 25, 2005 — October 29, 2005	8,763,451	$21.00	8,763,451	—
October 30, 2005 — November 26, 2005	—	—	—	—
November 27, 2005 — December 24, 2005	—	—	—	—
December 25, 2005 — January 28, 2006 (2)	10,542	$22.00	—	—

(1)	On September 12, 2005, the Company announced that its Board of Directors approved a repurchase of up to 9.5 million outstanding shares of the Company’s common stock, at a price per share not less than $18.50 and not greater than $21.00 through a “Dutch Auction” tender offer. The tender offer expired on October 11, 2005.

(2)	The Company acquired 10,542 shares of common stock related to income tax withholdings for restricted stock.
Item 4. Submission of Matters to a Vote of Security Holders
An annual meeting of shareholders of the Company was held on November 22, 2005 to consider and take action on the election of four directors. The Company’s nominee, Thomas G. Baxter, was elected as a director of the Company. Mr. Baxter received 44,874,815 votes for and 275,170 votes withheld. The Company’s nominee, Charles B. Coe, was elected as a director of the Company. Mr. Coe received 44,873,652 votes for and 276,333 votes withheld. The Company’s nominee, Jack H. Smith, was elected as a director of the Company. Mr. Smith received 44,872,278 votes for and 277,707 votes withheld. The Company’s nominee, Tony G. Werner, was elected as a director of the Company. Mr. Werner received 32,042,031 votes for and 13,107,954 votes withheld. Each of the following directors’ term of office as a director of the Company continued after the annual meeting: Steven E. Nielsen, Stephen C. Coley, Charles M. Brennan, III, and Joseph M. Schell.

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
DYCOM INDUSTRIES, INC.
Registrant

Date: March 7, 2006	/s/ Steven E. Nielsen
	Name:	Steven E. Nielsen
	Title:	President and Chief Executive Officer

Date: March 7, 2006	/s/ Richard L. Dunn
	Name:	Richard L. Dunn
	Title:	Senior Vice President and Chief Financial Officer