Form 10-Q
period 2006-04-29
DYCOM INDUSTRIES INC
filed 2006-05-26
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2006
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
Large Accelerated Filer ☑    Accelerated Filer ☐    Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
There were 40,316,697 shares of common stock with a par value of $0.33 1/3 outstanding at May 21, 2006.

DYCOM INDUSTRIES, INC.
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements — Unaudited

Condensed Consolidated Balance Sheets- April 29, 2006 and July 30, 2005	3

Condensed Consolidated Statements of Operations for the Three months Ended April 29, 2006 and April 30, 2005	4

Condensed Consolidated Statements of Operations for the Nine months Ended April 29, 2006 and April 30, 2005	5

Condensed Consolidated Statements of Cash Flows for the Nine months Ended April 29, 2006 and April 30, 2005	6-7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures about Market Risk	41

Item 4. Controls and Procedures	41

PART II. OTHER INFORMATION	42

Item 6. Exhibits	42

SIGNATURES	43

Section 302 Certification of CEO
Section 302 Certification of CFO
Section 906 Certification of CEO
Section 906 Certification of CFO
Section 302 Chief Executive Officer Certification
Section 302 Chief Financial Officer Certification
Section 906 Chief Executive Officer Certification
Section 906 Chief Financial Officer Certification

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 29,	July 30,
	2006	2005
	(dollars in thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$13,589	$83,062
Accounts receivable, net	153,722	161,321
Costs and estimated earnings in excess of billings	69,415	65,559
Deferred tax assets, net	15,068	12,535
Inventories	9,474	8,116
Income taxes receivable	1,774	—
Other current assets	16,471	11,286

Total current assets	279,513	341,879

PROPERTY AND EQUIPMENT, net	127,645	117,145

OTHER ASSETS:
Goodwill	216,188	194,123
Intangible assets, net	50,132	33,320
Other	12,714	10,242

Total other assets	279,034	237,685

TOTAL	$686,192	$696,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,050	$37,185
Current portion of debt	7,388	2,749
Billings in excess of costs and estimated earnings	978	464
Accrued self-insured claims	31,710	28,166
Income taxes payable	—	6,598
Other accrued liabilities	41,387	43,550

Total current liabilities	112,513	118,712
LONG-TERM DEBT	161,011	4,179
ACCRUED SELF-INSURED CLAIMS	27,936	22,652
DEFERRED TAX LIABILITIES, net non-current	6,973	1,299
OTHER LIABILITIES	308	57

Total liabilities	308,741	146,899

COMMITMENTS AND CONTINGENCIES, Notes 10, 13 and 16

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 40,314,672 and 48,865,186 issued and outstanding, respectively	13,437	16,288
Additional paid-in capital	175,022	355,575
Deferred compensation	—	(2,950)
Retained earnings	188,992	180,897

Total stockholders’ equity	377,451	549,810

TOTAL	$686,192	$696,709

See notes to condensed consolidated financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	April 29,	April 30,
	2006	2005
	(dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$258,690	$247,660

EXPENSES:
Costs of earned revenues, excluding depreciation	211,050	195,943
General and administrative (including stock-based compensation expense of $1.4 million and $0.3 million, respectively)	21,145	20,928
Depreciation and amortization	12,243	11,525
Goodwill impairment charge	14,835	—

Total	259,273	228,396

Interest income	327	407
Interest expense	(3,641)	(90)
Other income, net	2,902	3,214

(LOSS) INCOME BEFORE INCOME TAXES	(995)	22,795

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	6,310	8,701
Deferred	(802)	381

Total	5,508	9,082

NET (LOSS) INCOME	$(6,503)	$13,713

(LOSS) EARNINGS PER COMMON SHARE:

Basic (loss) earnings per share	$(0.16)	$0.28

Diluted (loss) earnings per share	$(0.16)	$0.28

SHARES USED IN COMPUTING (LOSS) EARNINGS PER COMMON SHARE:

Basic	40,163,176	48,828,142

Diluted	40,163,176	49,178,944

See notes to condensed consolidated financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	April 29,	April 30,
	2006	2005
	(dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$763,729	$735,364

EXPENSES:
Costs of earned revenues, excluding depreciation	627,381	586,600
General and administrative (including stock-based compensation expense of $3.3 million and $0.7 million, respectively)	59,747	57,841
Depreciation and amortization	35,791	35,590
Goodwill impairment charge	14,835	—

Total	737,754	680,031

Interest income	1,540	783
Interest expense	(8,514)	(320)
Other income, net	4,272	4,991

INCOME BEFORE INCOME TAXES	23,273	60,787

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	16,233	19,137
Deferred	(1,050)	4,943

Total	15,183	24,080

NET INCOME	$8,090	$36,707

EARNINGS PER COMMON SHARE:

Basic earnings per share	$0.19	$0.75

Diluted earnings per share	$0.19	$0.75

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	42,413,595	48,712,816

Diluted	42,628,492	49,229,362

See notes to condensed consolidated financial statements—unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	April 29,	April 30,
	2006	2005
	(dollars in thousands)
OPERATING ACTIVITIES:
Net Income	$8,090	$36,707
Adjustments to reconcile net income to net cash inflow from operating activities:
Depreciation and amortization	35,791	35,590
Bad debts recovery, net	(540)	(31)
Gain on disposal of assets	(3,900)	(4,445)
Deferred income tax (benefit) expense	(1,050)	4,943
Amortization of debt issuance costs	494	396
Non-cash stock-based compensation expense	3,330	712
Goodwill impairment charge	14,835	—
Excess tax benefit from share-based awards	(46)	—

Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in operating assets:
Accounts receivable, net	21,420	2,273
Costs and estimated earnings in excess of billings, net	(1,512)	(6,623)
Income taxes receivable	(5,892)	8,250
Other current assets	(160)	(7,157)
Other assets	1,844	(1,183)
Increase (decrease) in operating liabilities:
Accounts payable	(2,610)	(6,687)
Accrued self-insured claims and other liabilities	(5,017)	4,636

Net cash provided by operating activities	65,077	67,381

INVESTING ACTIVITIES:

Restricted cash	(291)	1,384
Capital expenditures	(41,669)	(41,981)
Proceeds from sale of assets	5,049	6,967
Purchase of short-term investments	(79,985)	(41,699)
Proceeds from the sale of short-term investments	79,985	61,709
Cash paid for acquisitions	(65,391)	(8,527)

Net cash used in investing activities	(102,302)	(22,147)

FINANCING ACTIVITIES:
Debt issuance costs	(4,763)	(1,435)
Proceeds from long-term debt	248,000	—
Principal payments on long-term debt	(91,429)	(3,245)
Repurchases of common stock	(186,235)	—
Excess tax benefit from share-based awards	46	—
Restricted stock tax withholdings	(232)	—
Exercise of stock options and other	2,365	3,689

Net cash used in financing activities	(32,248)	(991)

Net (decrease) increase in cash and equivalents	(69,473)	44,243

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	83,062	31,383

CASH AND EQUIVALENTS AT END OF PERIOD	$13,589	$75,626

See notes to condensed consolidated financial statements— unaudited.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(Unaudited)

	For the Nine Months Ended
	April 29,	April 30,
	2006	2005
	(dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$7,447	$381
Income taxes	$23,460	$11,275

Issuance of restricted stock	$18	$1,539

Income tax benefit from stock options exercised and restricted stock vested, net	$317	$1,015

Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$3,716	$—

Accrued costs for debt issuance and tender offer included in accounts payable and accrued liabilities at period end	$41	$—
See notes to condensed consolidated financial statements—unaudited.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Unaudited
1. Basis of Presentation
     Dycom Industries, Inc. (“Dycom” or the “Company”) is a leading provider of specialty contracting services throughout the United States. These services include engineering, construction, maintenance and installation services to telecommunications providers, underground locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. Additionally, Dycom provides services on a limited basis in Canada.
     The condensed consolidated financial statements are unaudited and include the results of Dycom and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated balance sheets of the Company and the related condensed consolidated statements of operations and cash flows for each of the three and nine month periods reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the nine months ended April 29, 2006 are not necessarily indicative of the results that may be expected for the entire year. For a better understanding of the Company and its financial statements, the Company recommends reading these condensed consolidated financial statements in conjunction with the Company’s audited financial statements for the year ended July 30, 2005 included in the Company’s Registration Statement on S-4/A (“Registration No. 333-130194-22) filed with the SEC on February 13, 2006 and the Company’s 2005 Annual Report on Form 10-K, filed on September 9, 2005.
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For the Company, key estimates include the recognition of revenue for costs and estimated earnings in excess of billings, allowance for doubtful accounts, accrued self-insured claims, the fair value of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies and litigation. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the financial statements.
     Restricted Cash — As of April 29, 2006 and July 30, 2005, the Company had approximately $3.9 million and $3.6 million, respectively, in restricted cash which is held as collateral in support of projected workers’ compensation, automobile and general liability obligations. Restricted cash is included in other current assets and other assets in the consolidated balance sheets and changes in restricted cash are reported in cash flows from investing activities in the consolidated statements of cash flows. For the nine months ended April 30, 2005, the Company has reclassified the change in restricted cash of $1.4 million as a component of cash flows used in investing activities to conform to the current year presentation.
     Goodwill and Intangible Assets — As of April 29, 2006, the Company had $216.2 million of goodwill, $4.7 million of indefinite-lived intangible assets and $45.4 million of finite-lived intangible assets, net of accumulated amortization. As of July 30, 2005, the Company had $194.1 million of goodwill, $4.7 million of indefinite-lived intangible assets and $28.6 million of finite-lived intangible assets, net of accumulated amortization. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company’s reporting units are tested annually in accordance with SFAS No. 142 during the fourth fiscal quarter of each year to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of the goodwill or indefinite-lived intangibles may be impaired and written down. Goodwill and other indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If the Company determines the fair value of the goodwill or other identifiable intangible asset is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations. See Note 7.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. If the Company determines the fair value of the asset is less than the carrying value, an impairment loss is incurred in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations.
     The Company uses judgment in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on the Company’s projection of revenues, operating costs, and cash flows of each reporting unit considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business or operational strategies. The valuations employ a combination of present value techniques to measure fair value and consider market factors. Generally, the Company engages third party specialists to assist in the valuations. Changes in the Company’s judgments and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill.
     As a result of the purchase price allocations from the Company’s prior acquisitions and due to the Company’s decentralized structure, the Company’s goodwill is included in multiple reporting units. Due to the cyclical nature of the business, and the other factors described under “Risk Factors” in the Company’s Form 10-K for the fiscal year ended July 30, 2005, the profitability of the Company’s individual reporting units may periodically suffer from downturns in customer demand and other factors. These factors may have a relatively more pronounced impact on the individual reporting units as compared to the Company as a whole and might adversely affect the fair value of the reporting units. If material adverse conditions occur that impact the Company’s reporting units, the Company’s future determinations of fair value may not support the carrying amount of one or more of the Company’s reporting units, and the related goodwill would need to be written down to an amount considered recoverable.
     Accounting for Stock-Based Compensation —In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which amended SFAS No. 123. SFAS No. 123(R) requires that share-based awards granted to employees be fair valued on the date of grant and the related expense recognized over the requisite service period, which is generally the vesting period of the award. SFAS No. 123(R) became effective for the Company on July 31, 2005, the first day of fiscal 2006. Prior to fiscal 2006, the Company accounted for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25 which required recognition of compensation expense based on the intrinsic value of the equity instrument awarded. Consequently, no stock-based compensation expense for stock option grants was reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Beginning July 31, 2005, the Company has applied the modified prospective application of SFAS No. 123(R) and accordingly has not restated results for prior periods. As a result of applying SFAS No. 123(R) to unvested stock options at July 31, 2005, the Company’s income (loss) before income taxes was $0.3 million and $1.3 million lower for the three and nine month periods ended April 29, 2006, respectively, and the Company’s net income (loss) was $0.3 million lower, or $0.01 per basic and diluted share, and $1.1 million lower, or $0.02 per basic and diluted share, for the three and nine month periods ended April 29, 2006, respectively. Additionally, there was an immaterial effect on cash flows from operating and financing activities.
     For the three and nine months ended April 30, 2005 the Company recognized $0.3 million and $0.7 million in compensation expense in general and administrative expenses in the condensed consolidated statement of operations related to restricted stock. Pro forma information under SFAS No. 123(R) regarding stock option grants made to the Company’s employees and directors for periods prior to fiscal 2006 is presented below (dollars in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	April 30, 2005	April 30, 2005
Net income, as reported	$13,713	$36,707
Deduct: Stock-based employee compensation expense determined under fair value based methods for awards, net of related tax effects	(2,056)	(4,887)

Pro forma net income	$11,657	$31,820

Earnings per share:
Basic — as reported	$0.28	$0.75

Basic — pro forma	$0.24	$0.65

Diluted — as reported	$0.28	$0.75

Diluted — pro forma	$0.24	$0.65

     For the three months and nine months ended April 29, 2006, approximately $1.4 million and $3.3 million, respectively, in compensation expense has been recognized in general and administrative expenses in the condensed consolidated statement of operations related to stock options and restricted stock. Compensation expense for these awards is based on the fair value at the original grant date. The total tax benefit recognized related to stock options and restricted stock for the three months and nine months ended April 29, 2006 was approximately $0.5 million and $1.0 million, respectively. During the nine months ended April 29, 2006, the Company received cash and realized a tax benefit from the exercise of stock options of approximately $2.4 million and $0.5 million, respectively.
     Comprehensive Income — During the three and nine months ended April 29, 2006 and April 30, 2005, the Company did not have any material changes in its equity resulting from non-owner sources and, accordingly, comprehensive income approximated the net income amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.
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

	For the Three Months Ended		For the Nine Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
	(dollars in thousands, except per share amounts)
Net income (loss) available to common stockholders (numerator)	$(6,503)	$13,713	$8,090	$36,707

Weighted-average number of common shares (denominator)	40,163,176	48,828,142	42,413,595	48,712,816

Basic earnings (loss) per common share	$(0.16)	$0.28	$0.19	$0.75

Weighted-average number of common shares	40,163,176	48,828,142	42,413,595	48,712,816
Potential common stock arising from stock options and restricted stock	—	350,802	214,897	516,546

Total shares-diluted (denominator)	40,163,176	49,178,944	42,628,492	49,229,362

Diluted earnings (loss) per common share	$(0.16)	$0.28	$0.19	$0.75

Antidilutive weighted shares excluded from the calculation of earnings per share	3,706,469	2,858,907	2,668,388	1,475,604

3. Acquisitions
     In December 2005, the Company acquired Prince Telecom Holdings, Inc. (“Prince”) for a purchase price of approximately $65.4 million including transaction fees and $5.6 million placed in escrow. The escrowed amount is available to satisfy certain potential indemnification obligations of the sellers pursuant to the acquisition agreement. Of the $5.6 million escrowed, $3.9 million will be released to the sellers 12 months after closing, with the remaining $1.7 million released to the sellers after 24 months, so long as in either instance the amounts are not subject in whole or part to any claims. Prince provides specialty contracting services for leading cable multiple system operators throughout the United States. These services include the installation and maintenance of customer premise equipment, including set top boxes and cable modems. The Company borrowed $65.0 million under its credit agreement to fund the acquisition.
     During September 2004, the Company acquired certain assets and assumed certain liabilities of RJE Telecom, Inc. (“RJE”) for a cash purchase price of approximately $9.8 million. RJE provides specialty contracting services primarily to telephone companies.
     The Company accounted for the above acquisitions using the purchase method of accounting. Accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The purchase price allocation for the Prince acquisition is preliminary as the Company continues to assess the valuation of acquired assets and liabilities. Purchase price in excess of fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. The purchase prices of Prince and RJE consist of the following (dollars in thousands):

	Prince	RJE
Cash paid	$65,100	$9,710
Transaction costs	291	67

Total purchase price	$65,391	$9,777

     Management determined the fair values used in the purchase price allocation for intangible assets with the assistance of an independent valuation specialist based on historical data, estimated discounted future cash flows, and expected royalty rates for trademarks and tradenames among other information. Goodwill of approximately $3.0 million is expected to be deductible for tax purposes related to the Prince acquisition. The purchase price of Prince and RJE are allocated as follows (dollars in thousands):

	Prince	RJE
Assets:
Accounts receivable, net	$13,221	$4,278
Costs and estimated earnings in excess of billings	1,831	3,735
Other current assets	6,091	—
Property and equipment	5,831	395
Goodwill	38,484	—
Intangibles — customer relationships	18,400	1,423
Intangibles — tradenames	1,500	—
Other assets	579	37

Total assets	85,937	$9,868

Liabilities:
Accounts payable	2,142	—
Accrued liabilities	9,470	91
Notes and capital leases — short term	4,743	—
Deferred tax liability, net non-current	4,191	—

Total liabilities	20,546	$91

Net assets acquired	$65,391	$9,777

      The operating results of the above acquisitions are included in the accompanying consolidated financial statements from their acquisition dates. The following unaudited pro forma information presents the Company’s consolidated results of operations as if the Prince and RJE acquisitions had occurred on August 1, 2004, the first day of the Company’s 2005 fiscal year. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these acquisitions occurred at the beginning of the periods presented nor is it indicative of future results. Included in the pro forma amounts for the three and nine months ended April 29, 2006 is $6.2 million of non-recurring charges incurred by Prince prior to the acquisition which were directly related to the transaction. The charges included stock-based compensation expense related to Prince’s outstanding stock options and an advisory fee paid to an investment bank.

	For the Three Months Ended		For the Nine Months Ended
	April 29,	April 30,	April 29,	April 30,
	2006	2005	2006	2005
	(dollars in thousands, except per share amounts)
Revenues	$258,690	$268,196	$804,503	$801,536
Income (loss) before income taxes	(995)	22,559	17,079	60,124
Net income (loss)	(6,503)	13,567	4,368	36,381

Earnings (loss) per share:
Basic	$(0.16)	$0.28	$0.10	$0.75
Diluted	$(0.16)	$0.28	$0.10	$0.74
4. Accounts Receivable
     Accounts receivable consist of the following:

	April 29, 2006	July 30, 2005
	(dollars in thousands)
Contract billings	$151,489	$160,579
Retainage	2,782	1,977
Other receivables	1,054	1,610

Total	155,325	164,166
Less allowance for doubtful accounts	1,603	2,845

Accounts receivable, net	$153,722	$161,321

     The allowance for doubtful accounts changed as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
		(dollars in thousands)
Allowance for doubtful accounts at beginning of period	$1,744	$2,493	$2,845	$3,788
Additions charged to (credited against) bad debt expense	(130)	(44)	(540)	(31)
Additions to allowance from acquisitions net	—	—	7	215
Amounts charged against the allowance, of recoveries	(11)	(220)	(709)	(1,743)

Allowance for doubtful accounts at end of period	$1,603	$2,229	$1,603	$2,229

     As of April 29, 2006 and April 30, 2005, the Company expected to collect all retainage balances within the next twelve months. Additionally, the Company believes that none of its significant customers were experiencing significant financial difficulty as of April 29, 2006.
5. Costs and Estimated Earnings on Contracts in Excess of Billings
     Costs and estimated earnings in excess of billings, net, consists of the following:

	April 29, 2006	July 30, 2005
	(dollars in thousands)
Costs incurred on contracts in progress	$56,404	$52,805
Estimated to date earnings	13,011	12,754

Total costs and estimated earnings	69,415	65,559
Less billings to date	978	464

	$68,437	$65,095

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$69,415	$65,559
Billings in excess of costs and estimated earnings	(978)	(464)

	$68,437	$65,095

     The Company recognizes revenue for services from contracts that are based on units of delivery or cost-to-cost measures of the percentage of completion method. The above amounts aggregate these contracts.
6. Property and Equipment
     Property and equipment consists of the following:

	April 29, 2006	July 30, 2005
	(dollars in thousands)
Land	$4,088	$4,088
Buildings	9,770	9,469
Leasehold improvements	2,033	1,667
Vehicles	153,490	141,124
Furniture and fixtures	30,921	25,629
Equipment and machinery	113,913	106,885

Total	314,215	288,862
Less accumulated depreciation	186,570	171,717

Property and equipment, net	$127,645	$117,145

     Depreciation expense and repairs and maintenance expense for the three and nine months ended April 29, 2006 and April 30, 2005 were as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Depreciation expense	$11,030	$10,686	$32,703	$33,120
Repairs and maintenance expense	$4,515	$4,103	$13,469	$13,174
7. Goodwill and Intangible Assets
     Intangible assets consist of the following:

	Useful Life
	In Years	April 29, 2006	July 30, 2005
		(dollars in thousands)
Carrying amount:
Covenants not to compete	5-7	$1,189	$1,189
UtiliQuest tradename	Indefinite	4,700	4,700
Tradenames	4-15	1,825	325
Customer relationships	15	50,661	32,261
Backlog	4	953	953

		59,328	39,428

Accumulated amortization:
Covenants not to compete		776	634
Tradenames		267	187
Customer relationships		7,200	4,476
Backlog		953	811

		9,196	6,108

Net		$50,132	$33,320

     As of April 29, 2006, the Company had $216.2 million of goodwill, $4.7 million of indefinite-lived intangible assets and $45.4 million of finite-lived intangible assets, net of accumulated amortization. As of July 30, 2005, the Company had $194.1 million of goodwill, $4.7 million of indefinite-lived intangible assets and $28.6 million of finite-lived intangible assets, net of accumulated amortization. The carrying value of goodwill changed during the nine months ended April 29, 2006 due to the addition of resulting from the Prince acquisition totaling approximately $38.5 million, the impairment loss at Can Am Communications (“Can Am”) described below of approximately $14.8 million and the adjustment to the purchase price allocation for a prior acquisition related to the expiration of an income tax contingency in the amount of approximately $1.5 million.
     During the third quarter of fiscal 2006, the Company recognized a goodwill impairment charge of approximately $14.8 million related to its Can Am reporting unit. Although Can Am provides services to significant customers, it has underperformed compared to previous expectations due to its inability to achieve projected revenue growth and due to operational inefficiencies at existing levels of work. Management determined that these factors increased the uncertainty surrounding future levels of revenue expected from Can Am. The Company recently changed the senior management at Can Am, integrating certain of its operations with another subsidiary of the Company, in order to improve operational efficiency. The combination of the above factors had the effect of reducing the expected future cash flows of the Can Am reporting unit and constitute circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Accordingly, the Company performed an interim goodwill impairment test as of April 29, 2006. As a result of the impairment analysis, management determined that the estimated fair value of the reporting unit was less than its carrying value and, consequently, a goodwill impairment charge was recognized to write off Can Am’s goodwill. The estimate of fair value of the Can Am reporting unit was based on the Company’s projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business and operational strategies. The valuation employed a combination of present value techniques to measure fair value and considered market factors.
     For finite-lived intangible assets, amortization expense for the three months ended April 29, 2006 and April 30, 2005 was $1.2 million and $0.8 million, respectively. Amortization expense for the nine months ended April 29, 2006 and April 30, 2005 was $3.1 million and $2.5 million, respectively. The customer relationships and trade name of Prince totaling $18.4 million and $1.5 million, respectively, acquired in fiscal 2006, each have an estimated useful life of 15 years. Amortization for the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset. Amortization for the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible assets.
8. Accrued Self-Insured Claims
     The Company retains the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. With regard to fiscal 2006, the Company has retained the risk of loss to $1.0 million on a per occurrence basis for workers compensation and automobile liability claims. For general liability claims, the Company has retained the risk of loss to $250,000, except with respect to UtiliQuest Holdings Corp. (“UtiliQuest”), a wholly owned subsidiary, for which the Company has retained the risk of loss to $2.0 million for general liability claims. For fiscal year 2006, the

Company has aggregate stop loss coverage for these exposures at a stated retention of approximately $40.5 million and an umbrella liability coverage to a policy limit of $100.0 million. Within its umbrella coverage, the Company has retained the risk of loss for automobile liability and general liability and damage claims between $2.0 million and $5.0 million, on a per occurrence basis, with an aggregate stop loss for this layer of $10.0 million. The retention amounts are applicable in those states in which the Company operates and is allowed to retain the risk.
     For claims under the Company’s employee health plan occurring during fiscal 2006, the Company has retained the risk of loss, on an annual basis, to $200,000 per participant. For fiscal 2006, the Company has an aggregate stop loss coverage for this exposure at the stated retention of approximately $27.5 million.
     Accrued self-insured claims consist of the following:

	April 29, 2006	July 30, 2005
	(dollars in thousands)
Amounts expected to be paid within one year:
Accrued auto, general liability and workers’ compensation	$15,805	$13,538
Accrued employee group health	3,151	3,782
Accrued damage claims	12,754	10,846

	31,710	28,166

Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers’ compensation	22,727	18,175
Accrued damage claims	5,209	4,477

	27,936	22,652

Total accrued self-insured claims	$59,646	$50,818

9. Other Accrued Liabilities
     Other accrued liabilities consist of the following:

	April 29, 2006	July 30, 2005
	(dollars in thousands)
Accrued payroll and related taxes	$19,748	$15,844
Accrued employee bonus and benefit costs	4,690	8,734
Accrued construction costs	6,223	9,789
Interest payable	645	72
Other	10,081	9,111

Total other accrued liabilities	$41,387	$43,550

10. Debt
     The Company’s debt consists of the following:

	April 29, 2006	July 30, 2005
	(dollars in thousands)
Senior subordinated notes	$150,000	$—
Borrowings under Credit Agreement	11,000	—
Capital leases	1,139	3,266
Notes payable	6,260	3,662

	168,399	6,928
Less: current portion	7,388	2,749

Long-term debt	$161,011	$4,179

     In October 2005, Dycom Investments, Inc., a wholly owned subsidiary of the Company, issued $150.0 million of 8.125% senior subordinated notes (“Notes”) due October 2015. Interest payments are due semi-annually on April 15th and October 15th of each year. The Notes are guaranteed by certain subsidiaries of the Company (see Note 18). The indenture governing the Notes contains certain covenants that restrict the Company’s ability to: make certain payments, including the payment of dividends, incur additional indebtedness and issue preferred stock, create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell assets, and enter into transactions with affiliates. As of April 29, 2006, the Company was in compliance with all covenants and conditions under the Notes. In connection with issuance of the Notes, the Company entered into a First Amendment (“the Amendment”) to its five year $300 million unsecured revolving Credit Agreement (“Credit Agreement”). After giving effect to the Amendment, the Company is required to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.00., (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain consolidated tangible net worth, which shall be calculated at the end of each fiscal quarter, of not less than $50.0 million plus 50% of consolidated net income (if positive) from September 8, 2005 to the date of computation plus 75% of the equity issuances made from September 8, 2005 to the date of computation. The aggregate proceeds from the issuance of the Notes, together with $33.0 million of borrowings under the Credit Agreement and cash on hand, were used to purchase 8.76 million shares of the Company’s common stock in October 2005 (see Note 14).
     In December 2005, the Company borrowed $65.0 million under the Credit Agreement in connection with the acquisition of Prince (see Note 3). During the nine months ended April 29, 2006, the Company repaid $87.0 million of borrowings under the Credit Agreement. As of April 29, 2006, the Company had $11.0 million of borrowings and $44.7 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are primarily issued to insurance companies as part of the Company’s self-insurance program. At April 29, 2006, the Company had borrowing availability of $147.8 million under the Credit Agreement and was in compliance with all financial covenants and conditions.
     The Company has $1.1 million in capital lease obligations and $6.3 million in other notes payable. The capital lease obligations and notes payable were assumed in connection with the fiscal 2004 acquisition of UtiliQuest and the fiscal 2006 acquisition of Prince. The capital leases include obligations for certain vehicles and computer equipment and expire at various dates into fiscal 2007. The other notes payable include a $3.6 million note due in November 2006 bearing interest at 6%, payable semi-annually on March 31 and September 30, and a $2.6 million note due in October 2006 bearing interest at 5.2%, payable monthly.
     Maturities of the Company’s debt, including long-term and current, are as follows (dollars in thousands):

2006	$640
2007	6,778
2008	2
2009	2
2010	11,002
Thereafter	150,004

168,428
Portion representing interest on capital leases	(29)

$168,399

11. Income Taxes
The difference between the total tax provision and the amount computed by applying the statutory federal income tax rate to pre-tax income is as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
		(dollars in thousands)
Statutory rate applied to pre-tax (loss) income	$(348)	$7,978	$8,146	$21,275
State taxes, net of federal tax benefit	399	931	1,185	2,105
Write-down of intangible assets, with no tax benefit	5,192	—	5,192	—
Tax effect of non-deductible items	266	202	1,046	781
Non-taxable interest income	—	(25)	(82)	(68)
Other items, net	(1)	(4)	(304)	(13)

Total tax provision	$5,508	$9,082	$15,183	$24,080

12. Other income, net
     The components of other income, net, are as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Gain on sale of fixed assets	$2,849	$3,025	$3,900	$4,445
Miscellaneous income	53	189	372	546

Total other income, net	$2,902	$3,214	$4,272	$4,991

13. Commitments and contingencies
     In the normal course of business, there are transactions for which the ultimate tax outcome is uncertain. Consequently, judgment is required in determining the provision for income taxes and the associated income tax assets and liabilities. The Company regularly assesses its position with regard to individual tax exposures and records liabilities for uncertain tax positions in accordance with SFAS No. 5, “Accounting for Contingencies”. These liabilities reflect management’s best estimate of the likely outcomes of current and potential future audits.
     Additionally, certain of the Company’s subsidiaries have pending claims and legal proceedings in the normal course of business. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims or proceedings will have a material effect on the Company’s consolidated financial statements.
14. Capital Stock
     On September 12, 2005, the Company announced that its Board of Directors had approved a repurchase of up to 9.5 million outstanding shares of the Company’s common stock, at a price per share not less than $18.50 and not greater than $21.00 through a “Dutch Auction” tender offer. The final number of shares purchased under the tender offer, which expired on October 11, 2005, was 8.76 million shares. These shares were purchased at a price of $21.00 per share for an aggregate purchase price of $186.2 million, including fees and expenses. The Company cancelled these repurchased shares in the period repurchased. The tender offer was funded with proceeds from the issuance of $150.0 million in Notes, borrowings of $33.0 million from the Credit Agreement (see Note 10), and cash on hand.
15. Stock Based Awards
     The Company’s stock-based award plans are comprised of the 1991 Incentive Stock Option Plan (“1991 Plan”), the Arguss Communications, Inc. 1991 Stock Option Plan (“1991 Arguss Plan”), 1994 Directors Stock Option Plan (“1994 Directors Plan”), the 1998 Incentive Stock Option Plan (“1998 Plan”), the 2001 Directors Stock Option Plan (“2001 Directors Plan”), and the 2003 Long-term Incentive Plan (“2003 Plan”), collectively (“the Plans”). The Company’s policy is to issue new shares to satisfy stock option exercises and restricted stock awards. The following table lists the number of shares available and outstanding under each plan:

	Outstanding	Unvested	Shares
	Shares Subject	Restricted	Available for
	to Options	Shares	Grant
1991 Plan	69,426	—	—
1991 Arguss Plan	152,406	—	—
1994 Directors Plan	12,000	—	—
1998 Plan	1,973,934	—	661,326
2001 Directors Plan	84,501	—	143,499
2003 Plan	934,700	417,958	581,592
	3,226,967	417,958	1,386,417
     The 1991 Plan and the 1994 Directors Plan have expired and no further options will be granted under these plans. Additionally, no further options will be granted under the 1991 Arguss Plan. The 1998 Plan, the 2001 Directors Plan, and the 2003 Plan expire in 2008, 2011, and 2013, respectively. Under the terms of these plans, stock options are granted at the closing price on the date of the grant and are exercisable over a period of up to ten years. The options under the 1998 Plan, the 2001 Directors Plan, and the 2003 Plan vest and become exercisable ratably over a four-year period, beginning on the date of the grant. The shares available for grant in the above table represent the authorized shares available for grant as of April 29, 2006
     Additionally, the Company’s 2002 Directors Restricted Stock Plan (“2002 Directors Plan”) has authorized 100,000 shares of the Company’s common stock for issuance to non-employee directors. The non-employee directors are required to receive a predetermined percentage of their annual retainer fees in restricted shares of the Company’s common stock based on their ownership level of Dycom’s shares. The number of restricted shares of the Company’s common stock to be granted under the 2002 Directors Plan is based on the fair market value of a share of common stock on the date such annual retainer fees are payable. As of April 29, 2006, 14,129 shares had been issued under the 2002 Directors Plan at a weighted average market price of $20.47 per share.
     The fair value of restricted stock grants is estimated on the date of grant and is generally equal to the closing stock price of the Company on the date of grant. The average fair value of the restricted shares granted during the nine months ended April 29, 2006 and April 30, 2005 is $22.01 per share and $29.52 per share, respectively. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions including: expected volatility based on the historical price of the Company’s stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on the Company’s history and expectation of dividend payments. The pro forma weighted average fair value of options granted during the nine months ended April 29, 2006 was $13.57 per share based on a risk-free interest rate of 4.4%, an expected life of nine years, expected volatility of 54.7% and no expected dividends. The pro forma weighted average fair value of options granted during the nine months ended April 30, 2005 was $19.89 per share based on a risk-free interest rate of 3.6%, an expected life of six years, expected volatility of 58.7% and no expected dividends.
     The following tables summarize the stock-based award activity during the nine months ended April 29, 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares Subject	Exercise	Contractual	Value (in
	to Options	Price	Life	thousands)
Outstanding as of July 31, 2005	3,645,371	$28.46
Granted	21,501	$20.35
Exercised	(166,859)	$14.17
Forfeited or cancelled	(208,279)	$31.13
Expired	(64,767)	$39.45

Outstanding as of April 29, 2006	3,226,967	$28.65	6.3	$5,549

Exercisable as of April 29, 2006	3,030,337	$29.44	6.2	$4,339

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Restricted	Average	Contractual	Value (in
	Shares	Grant Price	Life	thousands)
Unvested as of July 31, 2005	128,750	$27.80
Time vesting shares granted	53,268	$21.50
Performance vesting shares granted	284,739	$22.10
Vested during period	(38,750)	$27.61
Forfeited or cancelled	(10,049)	$22.10

Unvested as of April 29, 2006	417,958	$23.28	2.7	$9,157

     The aggregate intrinsic value for stock options and restricted stock in the preceding tables represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $21.91 as of April 29, 2006. These amounts represent the total pre-tax intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date. During the nine months ended April 29, 2006, the total intrinsic value of stock options exercised was $1.3 million. During the nine months ended April 29, 2006, the total fair value of restricted stock vested was $0.9 million.
     Time vesting restricted shares granted to employees and officers of the Company during the nine months ended April 29, 2006 vest ratably over a period of four years in December of each year. Upon each annual vesting, 50% of the newly vested shares (net of any shares used to satisfy tax withholding obligations) of the fiscal 2006 grants are restricted from sale or transferability (“restricted holdings”). The restrictions on sale or transferability of the restricted holdings will end at the earlier of; (a) the date the holder has accumulated restricted holdings of common stock having a value equal or greater than the holder’s annual base salary then in effect, or (b) 90 days after termination of employment of the holder. The time vesting restricted stock is considered issued and outstanding as of April 29, 2006 and carries voting and dividend rights.
     The performance vesting restricted shares granted during the nine months ended April 29, 2006 were granted to employees and officers of the Company and vest over a three year period in December of each year, if certain Company performance targets are met in each fiscal year. The performance targets are based on a combination of the Company’s fiscal year pre-tax income (adjusted for certain non-cash items) as a percentage of contract revenues and the Company’s fiscal year operating cash flow levels. Additional shares, up to a maximum of 277,002 over a three year period, will also vest if certain three year cumulative results exceed targeted performance measures. The vesting of these additional shares is dependent on the number of shares that vest based upon the fiscal year performance targets. Each years performance targets for these additional shares are based on a combination of the Company’s three year cumulative pre-tax income (adjusted for certain non-cash items) as a percentage of contract revenues and the Company’s cumulative three year operating cash flow levels.
     As of April 29, 2006, the total unrecognized compensation cost related to unvested stock options outstanding under the Plans is $1.3 million. That cost is expected to be recognized over a weighted-average period of 2.3 years. As of April 29, 2006 the total unrecognized compensation cost related to unvested time-based restricted stock and performance vesting restricted stock was $3.2 million and $5.4 million, respectively, which is expected to be recognized over a weighted-average period of 2.6 years and 2.7 years, respectively. If the performance goals are not met for performance vesting restricted stock, no compensation costs will be recognized for those shares and any compensation cost recognized previously for those shares will be reversed. Additionally, a maximum of $5.4 million in additional compensation expense could be recognized over a weighted average period of 2.7 years if certain three-year performance goals are met.
     Additional information regarding options outstanding and exercisable as of April 29, 2006, is as follows:

	Outstanding Options			Exercisable Options
		Weighted
		Average			Weighted
		Remaining	Weighted		Average
	Number	Contractual	Average Exercise	Number of	Exercise
	of Shares	Life	Price	Shares	Price
Range of exercise prices
$10.01 to $12.50	14,632	5.6	$10.79	12,819	$10.71
$12.51 to $15.00	677,388	6.0	$14.03	535,572	$14.09
$15.01 to $23.92	26,001	9.2	$19.92	1,500	$17.84
$23.93 to $30.00	1,171,612	6.1	$25.87	1,143,112	$25.83
$30.01 to $35.00	849,478	8.2	$34.33	849,478	$34.33
$35.01 to $40.00	20,000	2.2	$37.19	20,000	$37.19
$40.01 to $47.00	320,076	4.2	$45.37	320,076	$45.37
$47.01 to $60.00	147,780	2.9	$51.04	147,780	$51.04

	3,226,967	6.3	$28.65	3,030,337	$29.44

16. Related Party Transactions
     The Company leases administrative offices from entities related to officers of certain of its subsidiaries. The total expense under these arrangements for each of the three months ended April 29, 2006 and April 30, 2005 was $0.3 million. The total expense under these arrangements for the nine months ended April 29, 2006 and April 30, 2005 was $1.0 million and $0.9 million, respectively.
17. Segment Information
     The Company operates in one reportable segment as a specialty contractor, providing engineering, construction, maintenance and installation services to telecommunications providers, underground locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. These services are provided by the Company’s various subsidiaries throughout the United States and, on a limited basis, in Canada. All of the Company’s subsidiaries have been aggregated into one reporting segment due to their similar economic characteristics, products and production methods, and distribution methods. The following table presents information regarding revenues by type of customer (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Telecommunications	$192,184	$185,797	$559,425	$551,035
Utility line locating	54,194	53,971	161,175	154,937
Electric utilities and other construction and maintenance	12,312	7,892	43,129	29,392

Total contract revenues	$258,690	$247,660	$763,729	$735,364

     The Company derived revenues from contracts in Canada for the three and nine months ended April 29, 2006 of less than $0.1 million. The Company had no revenues from contracts in Canada for the three and nine months ended April 30, 2005. Additionally, the Company had no material long-lived assets in the Canadian operations at April 29, 2006 or July 30, 2005.
18. Supplemental Condensed Consolidating Financial Statements

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
APRIL 29, 2006

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$13,479	$110	$—	$13,589
Accounts receivable, net	3	—	153,527	192	—	153,722
Costs and estimated earnings in excess of billings	—	—	69,392	23	—	69,415
Deferred tax assets, net	446	—	14,327	295	—	15,068
Inventories	—	—	9,474	—	—	9,474
Income taxes receivable	1,774	—	—	—	—	1,774
Other current assets	6,305	—	10,135	31	—	16,471

Total current assets	8,528	—	270,334	651	—	279,513

PROPERTY AND EQUIPMENT, net	867	—	123,148	3,630	—	127,645

OTHER ASSETS:
Goodwill	—	—	216,188	—	—	216,188
Intangible assets, net	—	—	50,132	—	—	50,132
Deferred tax assets, net non-current	1,506	—	—	—	(1,506)	—
Investment in subsidiaries	666,636	923,343	—	—	(1,589,979)	—
Intercompany receivables	—	—	395,657	—	(395,657)	—
Other	1,443	4,346	6,925	—	—	12,714

Total other assets	669,585	927,689	668,902	—	(1,987,142)	279,034

TOTAL	$678,980	$927,689	$1,062,384	$4,281	$(1,987,142)	$686,192

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,706	$—	$29,304	$40	$—	$31,050
Current portion of debt	—	—	7,388	—	—	7,388
Billings in excess of costs and estimated earnings	—	—	978	—	—	978
Accrued self-insured claims	887	—	30,623	200	—	31,710
Other accrued liabilities	4,642	499	35,896	350	—	41,387

Total current liabilities	7,235	499	104,189	590	—	112,513

LONG-TERM DEBT	11,000	150,000	11	—	—	161,011
ACCRUED SELF-INSURED CLAIMS	1,046	—	26,149	741	—	27,936
DEFERRED TAX LIABILITIES, net non-current	—	12	7,747	720	(1,506)	6,973
INTERCOMPANY PAYABLES	281,940	110,542	—	3,175	(395,657)	—
OTHER LIABILITIES	308	—	—	—	—	308

Total liabilities	301,529	261,053	138,096	5,226	(397,163)	308,741

Total stockholders’ equity	377,451	666,636	924,288	(945)	(1,589,979)	377,451

TOTAL	$678,980	$927,689	$1,062,384	$4,281	$(1,987,142)	$686,192

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 29, 2006

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$258,641	$49	$—	$258,690

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	210,977	73	—	211,050
General and administrative	4,629	185	16,017	314	—	21,145
Depreciation and amortization	82	—	12,082	79	—	12,243
Goodwill impairment charge	—	—	14,835	—	—	14,835
Intercompany charges (income) , net	(3,981)	—	3,494	487	—	—

Total	730	185	257,405	953	—	259,273

Interest income	19	—	308	—	—	327
Interest expense	(433)	(3,123)	(85)	—	—	(3,641)
Other income (expense), net	—	—	2,902	—	—	2,902

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(1,144)	(3,308)	4,361	(904)	—	(995)

PROVISION (BENEFIT) FOR INCOME TAXES	(455)	(1,317)	7,640	(360)	—	5,508

NET (LOSS) INCOME BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(689)	(1,991)	(3,279)	(544)	—	(6,503)

EQUITY IN (LOSS) EARNINGS OF SUBSIDIARIES	(5,814)	(3,823)	—	—	9,637	—

NET (LOSS) INCOME	$(6,503)	$(5,814)	$(3,279)	$(544)	$9,637	$(6,503)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED APRIL 29, 2006

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$763,680	$49	$—	$763,729

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	627,288	93	—	627,381
General and administrative	13,613	454	44,575	1,105	—	59,747
Depreciation and amortization	295	—	35,258	238	—	35,791
Goodwill impairment charge	—	—	14,835	—	—	14,835
Intercompany charges (income) , net	(11,754)	—	10,379	1,375	—	—

Total	2,154	454	732,335	2,811	—	737,754

Interest income	26	—	1,514	—	—	1,540
Interest expense	(1,383)	(6,902)	(229)	—	—	(8,514)
Other income, net	1	—	4,271	—	—	4,272

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(3,510)	(7,356)	36,901	(2,762)	—	23,273

PROVISION (BENEFIT) FOR INCOME TAXES	(1,398)	(2,931)	20,613	(1,101)	—	15,183

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(2,112)	(4,425)	16,288	(1,661)	—	8,090

EQUITY IN EARNINGS OF SUBSIDIARIES	10,202	14,627	—	—	(24,829)	—

NET INCOME (LOSS)	$8,090	$10,202	$16,288	$(1,661)	$(24,829)	$8,090

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 30, 2005

				Non-	Eliminations
			Subsidiary	Guarantor	and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$247,265	$395	$—	$247,660

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	195,416	527	—	195,943
General and administrative	6,137	(5)	14,224	572	—	20,928
Depreciation and amortization	87	—	11,218	220	—	11,525
Intercompany charges (income) , net	(3,794)	—	3,372	422	—	—

Total	2,430	(5)	224,230	1,741	—	228,396

Interest income	2	—	247	158	—	407
Interest expense	—	—	(90)	—	—	(90)
Other income, net	(2)	—	3,192	24	—	3,214

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(2,430)	5	26,384	(1,164)	—	22,795

PROVISION (BENEFIT) FOR INCOME TAXES	(928)	2	10,464	(456)	—	9,082

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(1,502)	3	15,920	(708)	—	13,713

EQUITY IN EARNINGS OF SUBSIDIARIES	15,215	15,212	—	—	(30,427)	—

NET INCOME (LOSS)	$13,713	$15,215	$15,920	$(708)	$(30,427)	$13,713

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED APRIL 30, 2005

				Non-	Eliminations
			Subsidiary	Guarantor	and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$730,463	$4,901	$—	$735,364

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	582,617	3,983	—	586,600
General and administrative	13,876	(19)	41,613	2,371	—	57,841
Depreciation and amortization	277	—	34,622	691	—	35,590
Intercompany charges (income) , net	(11,242)	—	9,366	1,876	—	—

Total	2,911	(19)	668,218	8,921	—	680,031

Interest income, net	59	—	508	216	—	783
Interest expense	—	—	(320)	—	—	(320)
Other income, net	(1)	—	4,876	116	—	4,991

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(2,853)	19	67,309	(3,688)	—	60,787

PROVISION (BENEFIT) FOR INCOME TAXES	(1,078)	7	26,564	(1,413)	—	24,080

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(1,775)	12	40,745	(2,275)	—	36,707

EQUITY IN EARNINGS OF SUBSIDIARIES	38,482	38,470	—	—	(76,952)	—

NET INCOME (LOSS)	$36,707	$38,482	$40,745	$(2,275)	$(76,952)	$36,707

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 29, 2006

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
Net cash (used by) provided by operating activities	$(1,544)	$—	$66,621	$—	$—	$65,077

Cash flows from investing activities:
Restricted cash	(291)	—	—	—	—	(291)
Capital expenditures	(294)	—	(41,375)	—	—	(41,669)
Proceeds from sale of assets	1	—	5,048	—	—	5,049
Purchase of short-term investments	—	—	(79,985)	—	—	(79,985)
Proceeds from the sale of short-term investments	—	—	79,985	—	—	79,985
Cash paid for acquisitions	—	—	(65,391)	—	—	(65,391)

Net cash used in investing activities	(584)	—	(101,718)	—	—	(102,302)

Cash flows from financing activities:
Debt issuance costs	(285)	(4,478)	—	—	—	(4,763)
Proceeds from long-term debt	98,000	150,000	—	—	—	248,000
Principal payments on long-term debt	(87,000)	—	(4,429)	—	—	(91,429)
Repurchases of common stock	(186,235)	—	—	—	—	(186,235)
Exercise tax benefit from share based awards	46	—	—	—	—	46
Restricted stock tax withholdings	(232)	—	—	—	—	(232)
Exercise of stock options and other	2,365	—	—	—	—	2,365
Intercompany funding	175,469	(145,522)	(29,947)	—	—	—

Net cash (used in) provided by financing activities	2,128	—	(34,376)	—	—	(32,248)

Net decrease in cash and equivalents	—	—	(69,473)	—	—	(69,473)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	82,951	111	—	83,062

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$13,478	$111	$—	$13,589

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2005

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(646)	$—	$67,088	$939	$—	$67,381

Cash flows from investing activities:

Restricted cash	(1,613)	—	2,997	—	—	1,384
Capital expenditures	—	—	(40,986)	(995)	—	(41,981)
Proceeds from sale of assets	5	—	6,893	69	—	6,967
Proceeds from the sale of short-term investments	—	—	(41,699)	—	—	(41,699)
Purchase of short-term investments	—	—	61,709	—	—	61,709
Intercompany advances	—	—	(8,527)	—	8,527	—
Cash paid for acquisitions	(8,527)	—	—	—	—	(8,527)

Net cash (used in) provided by investing activities	(10,135)	—	(19,613)	(926)	8,527	(22,147)

Cash flows from financing activities:

Debt issuance costs	(1,435)	—	—	—	—	(1,435)
Principal payments on long-term debt	—	—	(3,245)	—	—	(3,245)
Exercise of stock options and other	3,689	—	—	—	—	3,689
Intercompany funding	8,527	—	—	—	(8,527)	—

Net cash (used in) provided by financing activities	10,781	—	(3,245)	—	(8,527)	(991)

Net increase in cash and equivalents	—	—	44,230	13	—	44,243

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	31,291	92	—	31,383

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$75,521	$105	$—	$75,626

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. For the nine months ended April 29, 2006, specialty contracting services related to the telecommunications industry, underground utility locating, and electric and other construction and maintenance to electric utilities and others contributed approximately 73.3%, 21.1%, and 5.6%, respectively, to our total revenues.
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
     A significant portion of our services are covered by multi-year master service agreements, and we are currently a party to over 200 of these agreements. Master service agreements generally are for contract periods of one or more years and contain customer specified service requirements, such as discrete unit pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability by the customer to issue to others work orders valued above a specified dollar limit, the self-performance of the work by the customer’s in house workforce if available, and the ability to use others when jointly placing facilities with another utility. In most cases, a customer may terminate these agreements for convenience with written notice.
     The remainder of our services is provided pursuant to contracts for specific projects. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Short-term contracts generally are three to four months in duration. A portion of our contracts include retainage provisions under which 5% to 10% of the contract invoicing is withheld by the customer subject to project completion in accordance with the contract specifications.
     We recognize revenues using the units of delivery or cost-to-cost measures of the percentage of completion method of accounting. Revenues from services provided to customers are recognized when services are performed. A significant majority of our contracts are based on units of delivery and revenue is recognized as each unit is completed. Revenue from other contracts is recognized using the cost-to-cost measures of the percentage of completion method and is based on the ratio of contract costs incurred to date to total estimated contract costs.
     The following table summarizes our revenues from long-term contracts, including multi-year master service agreements, as a percentage of total revenue:

	% of Revenue		% of Revenue
	For the Three Months Ended		For the Nine Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Multi-year master service agreements	68.2%	52.8%	61.5%	52.9%
Other long-term contracts	15.5%	34.6%	17.7%	32.8%

Total long-term contracts	83.7%	87.4%	79.2%	85.7%

     The percentage increase in revenue derived from multi-year master service agreements is primarily due to agreements in place at Prince Telecom Holdings, Inc. (“Prince”) which was acquired in December 2005. Many of the Prince agreements are multi-year master service agreements which have increased the multi-year master service agreements as a percentage of total long-term contracts. The percentage decrease in total long-term contracts as a percentage of total contract revenue for the three months ended April 29, 2006 as compared to the prior year is due to a reduction in work for a significant customer pursuant to a long-term contract. The percentage decrease in total long-term contracts as a percentage of total contract revenue for the nine months ended April 29, 2006 is primarily due to work performed during the current fiscal year related to the hurricanes that impacted the Southeastern United States in the second half of calendar 2005 and due to a reduction in work for a significant customer pursuant to a long term contract. Hurricane restoration services were performed pursuant to short-term contracts.
     A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from customers contributing at least 2.5% of our total revenue in either the three or nine month periods ending April 29, 2006 or April 30, 2005:

	For the Three Months Ended
	April 29, 2006	April 30, 2005
BellSouth	22.6%	16.7%
Verizon	19.4%	32.8%
Comcast	8.2%	7.7%
EMBARQ (Formerly Sprint)	6.8%	6.7%
Charter	4.1%	3.6%
DIRECTV	3.1%	3.0%
Alltell	3.1%	2.4%
Qwest	2.9%	3.2%

	For the Nine Months Ended
	April 29, 2006	April 30, 2005
BellSouth	22.3%	16.0%
Verizon	18.4%	24.1%
Comcast	7.9%	13.0%
EMBARQ (Formerly Sprint)	7.7%	7.5%
Charter	5.0%	3.5%
DIRECTV	3.1%	3.3%
Alltell	2.9%	2.3%
Qwest	2.9%	4.2%
Adelphia	2.7%	1.4%
     Cost of earned revenues includes all the direct costs of providing services under our contracts, including those for construction personnel, subcontractors, operation of capital equipment (excluding depreciation), and insurance. For a majority of our contracts, our customers provide the materials that are to be used and we provide the personnel, tools, and equipment necessary to perform the installation and maintenance services. The materials supplied by our customers are not included in our revenue or costs of sales as the customer retains the financial and performance risk associated with the materials. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our utility locating services. A change in claims experience or actuarial assumptions related to these risks could materially affect our results of operations.
     General and administrative costs include all of our costs at the corporate level, as well as costs of our subsidiaries’ management personnel and administrative overhead. These primarily consist of employee compensation and related expenses, including stock-based compensation, professional fees, provision or recoveries of bad debt experience, and other costs that are not directly related to the provision of services under our customer contracts. Our senior management, including senior managers of our subsidiaries, performs substantially all sales and marketing functions as part of their management responsibilities and, accordingly, we have not incurred material sales and marketing expenses.
Acquisitions
     During December 2005, we acquired Prince for a purchase price of approximately $65.4 million, including transaction fees. Prince installs and maintains customer premise equipment, including set top boxes and cable modems, for leading cable multiple system operators throughout the United States. During September 2004, we acquired certain assets and assumed certain liabilities of RJE Telecom, Inc. (“RJE”) for a cash purchase price of approximately $9.8 million. RJE provides specialty contracting services primarily to telephone companies.
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

Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for costs and estimated earnings in excess of billings, allowance for doubtful accounts, accrued self-insured claims, valuation of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies and litigation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ materially from these estimates. Our critical accounting policy regarding goodwill and intangible assets is described below. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended July 30, 2005 for further information regarding our other critical accounting policies and estimates.
     Goodwill and Intangible Assets — As of April 29, 2006, we had $216.2 million of goodwill, $4.7 million of indefinite-lived intangible assets and $45.4 million of finite-lived intangible assets, net of accumulated amortization. As of July 30, 2005, we had $194.1 million of goodwill, $4.7 million of indefinite-lived intangible assets and $28.6 million of finite-lived intangible assets, net of accumulated amortization. We account for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Our reporting units are tested annually in accordance with SFAS No. 142 during the fourth fiscal quarter of each year to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of the goodwill or indefinite-lived intangibles may be impaired and written down. Goodwill and other indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If we determine the fair value of the goodwill or other identifiable intangible asset is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. If we determine the fair value of the asset is less than the carrying value, an impairment loss is incurred in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations.
     We use judgment in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on our projection of revenues, operating costs, and cash flows of each reporting unit considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business or operational strategies. The valuations employ a combination of present value techniques to measure fair value and consider market factors. Generally, we engage third party specialists to assist us with our valuations. Changes in our judgments and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill.
     As a result of the purchase price allocations from our prior acquisitions and due to our decentralized structure, our goodwill is included in multiple reporting units. Due to the cyclical nature of our business, and the other factors described under “Risk Factors” in our Form 10-K for the fiscal year ended July 30, 2005, the profitability of our individual reporting units may periodically suffer from downturns in customer demand and other factors. These factors may have a relatively more pronounced impact on the individual reporting units as compared to the Company as a whole and might adversely affect the fair value of the reporting units. If material adverse conditions occur that impact our reporting units, our future determinations of fair value may not support the carrying amount of one or more of our reporting units, and the related goodwill would need to be written down to an amount considered recoverable.
     During the third quarter of fiscal 2006, we recognized a goodwill impairment charge of approximately $14.8 million related to our Can Am Communications (“Can Am”) reporting unit. Although Can Am provides services to significant customers, it has underperformed compared to previous expectations due to its inability to achieve projected revenue growth and due to operational inefficiencies at existing levels of work. Management determined that these factors increased the uncertainty surrounding future levels of revenue expected from Can Am. The Company recently changed the senior management at Can Am, integrating certain of its operations with another subsidiary of the Company, in order to improve operational efficiency. The combination of the above factors had the effect of reducing the expected future cash flows of the Can Am reporting unit and are circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Accordingly, the Company performed an interim goodwill impairment test as of April 29, 2006. As a result of the impairment analysis, management determined that the estimated fair value of the reporting unit was less than its carrying value and, consequently, a goodwill impairment charge was recognized to write off Can Am’s goodwill.
     As a result of our fiscal 2005 annual impairment analysis, we determined that the goodwill of our White Mountain Cable Construction (“WMCC”) reporting unit was impaired and consequently recorded a goodwill impairment charge of approximately $29.0 million during the fourth quarter of fiscal 2005. This determination was primarily the result of a change in management’s expectations of long-term cash flows from reduced work levels for a significant customer, a shift in the timing of expected cash flows from another customer and WMCC’s operational underperformance during the fourth quarter of 2005. Subsequently, we have made operational changes in an effort to improve the performance and profitability of WMCC.
     The estimate of fair value of the Can Am and WMCC reporting units were based on our projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business and operational strategies. The valuations employed a combination of present value techniques to measure fair value and considered market factors. The key assumptions used to determine the fair value of our reporting units during the fiscal 2005 annual impairment test and for Can Am in fiscal 2006 were (a) expected cash flow periods of seven years; (b) terminal values based upon terminal growth rate of 4.0%; and (c) a discount rate of 13.0% which was based on our best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units. The key assumptions used to determine the fair value of our reporting units during fiscal 2004 were (a) expected cash flow periods ranging from three to seven years; (b) terminal values based upon terminal growth rates ranging from 3.0% to 5.0%; and (c) discount rates ranging from 12%-13% which was based on our best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units. Management believes the rates used are consistent with the risks inherent in our current business model and with industry discount rates. Changes in our judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill. A variance in the discount rate used could have had a significant impact on the amount of goodwill impairment charges recorded. For example, a 1% change in the discount rate would have caused an increase or decrease in the WMCC goodwill impairment charges by approximately $0.6 million. Additionally, a 1% change in the discount rate would have changed the estimated fair value of our reporting units and may have caused other reporting units to incur impairment charges.
     While the estimated fair value for the majority of the reporting units significantly exceeded their carrying value for the annual goodwill impairment test in fiscal 2005, one reporting unit had an estimated fair value that exceeded its carrying value by a narrow margin. Specifically, that reporting unit had a goodwill balance of approximately $8.1 million at July 30, 2005 and had an estimated fair value that exceeded the carrying value by approximately 6%, excluding the cash balance of the reporting unit from both the fair value and the carrying value. We believe that the goodwill is recoverable as of April 29, 2006; however, there can be no assurances that the goodwill will not be impaired in future periods.
     Additionally, as of April 29, 2006, there were two other reporting units with goodwill balances totaling approximately $31.4 million that have experienced declining revenue and operating results due to a reduction in demand from the customers they serve. This decline is primarily the result of reduced spending by cable providers to upgrade their networks in recent periods compared to historical levels. Our fiscal 2005 annual impairment test of goodwill indicated that the estimated fair value of each of these reporting units was significantly in excess of their carrying values. We believe that the goodwill is recoverable as of April 29, 2006; however, there can be no assurances that the goodwill will not be impaired in future periods.

Results of Operations
     The following table sets forth, as a percentage of revenues earned, certain items in our consolidated statements of operations for the periods indicated:

	For the Three Months Ended
	April 29, 2006		April 30, 2005
	(dollars in millions)
Revenues	$258.7	100.0%	$247.7	100.0%

Expenses:
Cost of earned revenue, excluding depreciation	211.1	81.6	195.9	79.1
General and administrative	21.1	8.2	20.9	8.5
Depreciation and amortization	12.2	4.7	11.5	4.7
Goodwill impairment charge	14.8	5.7	—	—

Total	259.3	100.2	228.4	92.2

Interest income	0.3	0.1	0.4	0.2
Interest expense	(3.6)	(1.4)	(0.1)	—
Other income, net	2.9	1.1	3.2	1.3

(Loss) income before income taxes	(1.0)	(0.4)	22.8	9.2
Provision for income taxes	5.5	2.1	9.1	3.7

Net (loss) income	$(6.5)	(2.5)%	$13.7	5.5%

	For the Nine Months Ended
	April 29, 2006		April 30, 2005
	(dollars in millions)
Revenues	$763.7	100.0%	$735.4	100.0%

Expenses:
Cost of earned revenue, excluding depreciation	627.4	82.2	586.6	79.8
General and administrative	59.7	7.8	57.8	7.9
Depreciation and amortization	35.8	4.7	35.6	4.8
Goodwill impairment charge	14.8	1.9	—	—

Total	737.8	96.6	680.0	92.5

Interest income	1.5	0.2	0.8	0.1
Interest expense	(8.5)	(1.1)	(0.3)	(0.1)
Other income, net	4.3	0.6	5.0	0.7

Income before income taxes	23.3	3.1	60.8	8.3
Provision for income taxes	15.2	2.0	24.1	3.3

Net income	$8.1	1.1%	$36.7	5.0%

     Revenues. The following table presents information regarding total revenues by type of customer for the three months ended April 29, 2006 and April 30, 2005:

	For the Three Months Ended
	April 29, 2006		April 30, 2005			%
	Revenue	% of Total	Revenue	% of Total	Increase	Increase
	(dollars in millions)
Telecommunications	$192.2	74.3%	$185.8	75.0%	$6.4	3.4%
Utility line locating	54.2	21.0%	54.0	21.8%	0.2	0.4%
Electric utilities and other customers	12.3	4.7%	7.9	3.2%	4.4	56.0%

Total contract revenues	$258.7	100.0%	$247.7	100.0%	$11.0	4.5%

     Revenues increased $11.0 million, or 4.5%, in the three months ended April 29, 2006 as compared to the three months ended April 30, 2005. Of this increase, $6.4 million was attributable to an increase in specialty contracting services provided to telecommunications companies, $0.2 million was attributable to an increase in underground utility locating services revenues, and $4.4 million was attributable to an increase to electric utilities and other construction and maintenance services revenues. Prince, acquired in December 2005, contributed $25.6 million of revenues from telecommunications services during the three months ended April 29, 2006. The following table presents revenue by type of customer excluding the amounts attributed to the Prince acquisition:

	For the Three Months Ended			%
	April 29,	April 30,	Increase	Increase
	2006	2005	(Decrease)	(Decrease)
	(dollars in millions)
Telecommunications	$166.6	$185.8	$(19.2)	(10.4)%
Utility line locating	54.2	54.0	0.2	0.4%
Electric utilities and other customers	12.3	7.9	4.4	56.0%

	233.1	247.7	(14.6)	(5.9)%
Revenues from acquired company	25.6	—	25.6

Total contract revenues	$258.7	$247.7	$11.0	4.5%

     Excluding revenue from Prince for the three month period ended April 29, 2006, revenues from telecommunications services for the three months ended April 29, 2006 were $166.6 million compared to $185.8 million for the three months ended April 30, 2005, a decrease of 10.4%. This decrease in telecommunications service revenues was primarily attributable to a decrease in revenues from one of our significant customers engaged in a fiber deployment project. This decrease was partially offset by $8.8 million in hurricane restoration services performed in the current three month period as compared to none in the same prior year period, and due to additional revenues from new contracts with existing customers.
     Total revenues from underground utility line locating for the three months ended April 29, 2006 were $54.2 million compared to $54.0 million for the three months ended April 30, 2005, an increase of 0.4%. This increase is primarily the result of additional work performed for existing customers.
     Our total revenues from electric utilities and other construction and maintenance services increased $4.4 million, or 56.0% for the three months ended April 29, 2006 as compared to the three months ended April 30, 2005. The increase was primarily attributable to additional work performed for both existing and new customers.
     The following table presents information regarding total revenues by type of customer for the nine months ended April 29, 2006 and April 30, 2005:

	For the Nine Months Ended
	April 29, 2006		April 30, 2005			%
	Revenue	% of Total	Revenue	% of Total	Increase	Increase
	(dollars in millions)
Telecommunications	$559.4	73.3%	$551.0	74.9%	$8.4	1.5%
Utility line locating	161.2	21.1%	154.9	21.1%	6.2	4.0%
Electric utilities and other customers	43.1	5.6%	29.4	4.0%	13.7	46.7%

Total contract revenues	$763.7	100.0%	$735.4	100.0%	$28.4	3.9%

     Revenues increased $28.4 million, or 3.9%, in the nine months ended April 29, 2006 as compared to the nine months ended April 30, 2005. Of this increase, $8.4 million was a result of an increase in specialty contracting services provided to telecommunications companies, $6.2 million was a result of increased underground utility locating services revenues, and $13.7 million was due to increased electric utilities and other construction and maintenance services revenues. Prince, acquired in December 2005 and RJE, acquired in September 2004, contributed $37.3 million and $39.1 million, respectively, of revenues from telecommunications services during the nine months ended April 29, 2006. The following table presents revenue by type of customer excluding the amounts attributed to the Prince and RJE acquisitions:

	For the Nine Months Ended			%
	April 29,	April 30,	Increase	Increase
	2006	2005	(Decrease)	(Decrease)
	(dollars in millions)
Telecommunications	$483.0	$520.6	$(37.6)	(7.2)%
Utility line locating	161.2	154.9	6.2	4.0%
Electric utilities and other customers	43.1	29.4	13.7	46.7%

	687.3	704.9	(17.6)	(2.5)%

Revenues from acquired companies	76.4	30.5	46.0	150.9%

Total contract revenues	$763.7	$735.4	$28.4	3.9%

     Excluding revenue from acquired companies for each nine month period, revenues from telecommunications services for the nine months ended April 29, 2006 were $483.0 million compared to $520.6 million for the nine months ended April 30, 2005, a decrease of 7.2%. This decrease in telecommunications service revenues was primarily attributable to a decrease in revenue from a significant customer engaged in a fiber deployment project and due to a decrease in revenue from one of our significant customers who completed an upgrade project to their network in the prior year. The decrease was partially offset by a net increase of $47.0 million of hurricane restoration services performed in the current nine month period as compared to the same prior year period, and from revenues from new contracts with existing customers.
     Total revenues from underground utility line locating for the nine months ended April 29, 2006 were $161.2 million compared to $154.9 million for the nine months ended April 30, 2005, an increase of 4.0%. This increase is primarily the result of additional work performed for existing customers and work performed related to the hurricanes that impacted the Southeastern United States during the later part of calendar 2005.
     Our total revenues from electric utilities and other construction and maintenance services increased $13.7 million, or 46.7%, in the nine months ended April 29, 2006 as compared to the nine months ended April 30, 2005. The increase was primarily attributable to work pursuant to a specific customer contract that commenced in the later part of fiscal 2005, which we completed during the first half of fiscal 2006, and additional work performed for both existing and new customers.
     Costs of Earned Revenues. Costs of earned revenues, including the results of Prince since the acquisition date, increased $15.1 million to $211.1 million in the three months ended April 29, 2006 from $195.9 million in the three months ended April 30, 2005. The primary components of this dollar increase were direct labor and subcontractor costs taken together, equipment and other direct costs, and direct materials which increased $7.4 million, $6.3 million, and $1.3 million, respectively, due to higher levels of operations during the period. As a percentage of contract revenues, costs of earned revenues increased 2.5% for the three months ended April 29, 2006, as compared to the three months ended April 30, 2005. Included in this increase was 1.8% for equipment and other direct costs primarily as a result of increased overall insurance costs for self-insured claims, an increase in vehicle and equipment rental and maintenance costs, and increased fuel costs for our vehicles and equipment. Direct labor and subcontracted labor combined contributed 0.4% of the increase primarily as a result of the mix of work provided which was more labor intensive in the current period. Direct materials contributed 0.3% to the increase due to an increase in the number of projects for which we provided materials to the customer compared to the same period in the prior year.
     Costs of earned revenues, including the results of Prince since the acquisition date, increased $40.8 million to $627.4 million in the nine months ended April 29, 2006 from $586.6 million in the nine months ended April 30, 2005. The primary components of this dollar increase were equipment and other direct costs, direct labor and subcontractor costs taken together, and direct materials which increased $18.8 million, $18.0 million, and $4.0 million, respectively, due to higher levels of operations during the nine months ended April 29, 2006. As a percentage of contract revenues, costs of earned revenues increased 2.4% for the nine months ended April 29, 2006, as compared to the nine months ended April 30, 2005. Increases for equipment and other direct costs was primarily the result of increased overall insurance costs as a result of higher premiums and loss development activity for self-insured claims, increased fuel costs for our vehicles and equipment, increased vehicle rentals related to hurricane restoration services performed, and increased equipment and vehicle maintenance costs due to maintenance activities, all of which contributed 1.9% of the increase. Increases in direct materials accounted for 0.3% of the increase due to an increase in the number of projects for which we provided materials to the customer compared to the same period last year. The remaining portion of the change is comprised of increases in direct labor and subcontracted labor as a result of additional labor costs related to hurricane restoration services performed in Southeastern United States which is more labor intensive than other projects.
     General and Administrative Expenses. General and administrative expenses increased $0.2 million to $21.1 million in the three months ended April 29, 2006 as compared to $20.9 million in the three months ended April 30, 2005. General and administrative expenses increased $1.9 million to $59.7 million for the nine months ended April 29, 2006 as compared to $57.8 million in the nine months ended April 30, 2005. The increase in total general and administrative expenses for the three and nine month periods was primarily a result of an increase in stock-based compensation expenses and from general and administrative costs of Prince, which was acquired in December 2005. These dollar amount increases were partially offset by decreased professional fees primarily as a result of reduced Sarbanes Oxley implementation costs, and improved bad debt experience during the three and nine months ended April 29, 2006 compared to the three and nine months ended April 30, 2005. The total amount of stock-based compensation expense for the three and nine month periods ended April 29, 2006 was $1.4 million and $3.3 million, respectively, as compared to $0.3 million and $0.7 million for the three and nine month periods ended April 30, 2005, respectively. The increase in stock-based compensation resulted from applying SFAS No. 123(R) to our unvested stock options outstanding and restricted stock awards granted to employees and officers in December 2005 (see Note 15 in Notes to Condensed Consolidated Financial Statements). Prior to SFAS No. 123(R) our stock-based awards primarily consisted of stock options, for which we did not recognize expense as we accounted for stock-based compensation under APB Opinion No. 25. In accordance with SFAS No. 123(R), we now recognize compensation expense over the vesting period for stock options. Our restricted stock grants are also accounted for under SFAS No. 123(R) and we have recognized compensation expense based on the fair value at the date of grant over the requisite service periods of the awards.
     General and administrative expenses decreased as a percentage of contract revenues to 8.2% in the three months ended April 29, 2006 from 8.5% in the three months ended April 30, 2005. The decrease in general and administrative expenses as a percent of contract revenue for the three months ended April 29, 2006 as compared to April 30, 2005 was the result of increased revenues on the relatively stable general and administrative costs. The decreases were offset in part by the impact of the stock-based compensation expense during the period. General and administrative expenses as a percentage of contract revenues was 7.8% and 7.9% in the nine months ended April 29, 2006 and April 30, 2005, respectively. Although general and administrative expenses as a percentage of contract revenues in the nine months ended April 29, 2006 and April 30, 2005 were relatively consistent, the nine months ended April 29, 2006 included $2.6 million in additional stock-based compensation expense due to implementation of SFAS No. 123(R). Offsetting the impact of the stock-based compensation expense, compared to prior year, was the effect of increased revenues on the relatively stable general and administrative costs.
     Depreciation and Amortization. Depreciation and amortization increased to $12.2 million in the three months ended April 29, 2006 from $11.5 million in the three months ended April 30, 2005 and remained the same as a percentage of contract revenues at 4.7% in the three months ended April 29, 2006 and April 30, 2005. Depreciation and amortization increased to $35.8 million in the nine months ended April 29, 2006 from $35.6 million in the nine months ended April 30, 2005 and decreased as a percentage of contract revenues to 4.7% in the nine months ended April 29, 2006 from 4.8% in the nine months ended April 30, 2005. The dollar amount of the increase for the three and nine month periods as compared to prior year are primarily a result of the addition of fixed assets and amortizing intangibles of Prince acquired in December 2005. These increases were partially offset by fixed assets becoming fully depreciated during the periods. The percentage decrease for the current nine month period is a result of $28.4 million in increased revenues on slightly increased depreciation costs.
     Goodwill impairment charge. During the third quarter of fiscal 2006, we recognized a goodwill impairment charge of approximately $14.8 million related to our Can Am reporting unit. Although Can Am provides services to significant customers, it has underperformed compared to previous expectations due to its inability to achieve projected revenue growth and due to operational inefficiencies at existing levels of work. Management determined that these factors increased the uncertainty surrounding future levels of revenue expected from Can Am. The Company recently changed the senior management at Can Am, integrating certain of its operations with another subsidiary of the Company, in order to improve operational efficiency. The combination of the above factors had the effect of reducing the expected future cash flows of the Can Am reporting unit and are circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Accordingly, the Company performed an interim goodwill impairment test as of April 29, 2006. As a result of the impairment analysis, management determined that the estimated fair value of the reporting unit was less than its carrying value and, as a result, a goodwill impairment charge was recognized to write off Can Am’s goodwill.
     Interest Income. Interest income decreased to $0.3 million for the three months ended April 29, 2006 as compared to $0.4 million for the three months ended April 30, 2005. Interest income increased to $1.5 million for the nine months ended April 29, 2006 as compared to $0.8 million for the nine months ended April 30, 2005. The decrease for the three month period ended April 29, 2006 as compared to prior year is primarily related to reduced levels on cash on hand. The increase for the nine month period ended April 29, 2006 as compared to prior year is primarily a result of higher interest rates for the current nine month period.
     Interest Expense. Interest expense increased to $3.6 million for the three months ended April 29, 2006 as compared to $0.1 million for the three months ended April 30, 2005. Interest expense increased to $8.5 million for the nine months ended April 29, 2006 as compared to $0.3 million for the nine months ended April 30, 2005. The increase is due to the issuance of $150.0 million of 8.125% senior subordinated notes (“Notes”) and borrowings from our Credit Facility (see Note 10 in the Notes to Condensed Consolidated Financial Statements).
     Other Income, Net. Other income, which primarily includes net gains on the sale of idle assets, decreased to $2.9 million for the three months ended April 29, 2006 as compared to $3.2 million for the three months ended April 30, 2005. Other income decreased to $4.2 million for the nine months ended April 29, 2006 as compared to $5.0 million for the nine months ended April 30, 2005. The decrease was primarily a result of a lesser number of assets sold during the current periods as compared to the prior year periods.
     Income Taxes. The following table presents our income tax expense and effective income tax rate for the three and nine months ended April 29, 2006 and April 30, 2005 (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Income taxes	$5.5	$9.1	$15.2	$24.1
Effective income tax rate	(553.7)%	39.8%	65.2%	39.6%
     Our effective income tax rate for the three months ended April 29, 2006 is a result of the non-cash goodwill impairment charge of $14.8 million (see Note 7 in the Notes to Consolidated Financial Statements) which was non deductible for income tax purposes. The increase in our effective income tax rate for the nine months ended April 29, 2006 as compared to April 30, 2005 is also due to the goodwill impairment charge which was a non cash item for the period. Other variations in our tax rate are primarily attributable to the impact of other non-deductible and non taxable items for tax purposes in relation to a lower pre-tax income during fiscal 2006.
     Net Income (Loss). Net income (loss) was $(6.5) million and $8.1 million in the three and nine months ended April 29, 2006, respectively, as compared to $13.7 million and $36.7 million in the three and nine months ended April 30, 2005, respectively.
Liquidity and Capital Resources
     Capital requirements. We primarily use capital to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. Our working capital needs are influenced by the level of operations during the period and generally increase with higher levels of revenues. Additionally, our working capital requirements are influenced by the timing of the collection of accounts receivable outstanding from our customers for work previously performed. The Company believes that none of its significant customers are experiencing significant financial difficulty as of April 29, 2006. Our sources of cash have historically been operating activities, debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Cash and cash equivalents totaled $13.6 million at April 29, 2006 compared to $83.1 million at July 30, 2005.

	For the Nine Months Ended
	April 29, 2006	April 30, 2005
	(dollars in millions)
Net cash flows:
Provided by operating activities	$65.1	$67.4
Used in investing activities	$(102.3)	$(22.1)
Used in financing activities	$(32.2)	$(1.0)
     Cash from operating activities. During the nine months ended April 29, 2006, net cash provided by operating activities was $65.1 million compared to $67.4 million for the nine months ended April 30, 2005. Net cash provided by operating activities was comprised primarily of net income, adjusted for the gain on disposal of assets and non-cash items. Non-cash items during the nine months ended April 29, 2006 primarily included depreciation, amortization, non-cash stock-based compensation, deferred income taxes, gain on disposal of assets, and the goodwill impairment charge of approximately $14.8 million. Changes in working capital and changes in other long term assets and liabilities combined provided $8.1 million of operating cash flow during the nine month period ended April 29, 2006 as compared to using $6.5 million of operating cash flow for the nine months ended April 30, 2005. Components of these working capital changes which provided operating cash flow for the nine months ended April 29, 2006 included decreases in accounts receivable of $21.4 million attributable to collection and billing activities, and a decrease in other assets and current assets of $1.7 million as a result of decrease in prepaid insurance and other prepaid costs. Components of the working capital changes which used operating cash flow for the nine months ended April 29, 2006 were increases in net unbilled revenue of $1.5 million due to current period operating levels, decreases in accounts payable and accrued self-insured claims and other liabilities of $2.6 million and $5.0 million, respectively, attributable to the timing of receipt and payment of invoices, and increases in income taxes receivable, net, of $5.9 million due to the timing of our quarterly income tax payments.
     Based on quarterly revenues, days sales outstanding for accounts receivable, net was 54.1 days as of April 29, 2006 compared to 49.2 days at April 30, 2005. Based on quarterly revenues, days sales outstanding for costs and estimated earnings in excess of billings, net was 24.1 days as of April 29, 2006 compared to 25.1 days at April 30, 2005. The increase in days sales outstanding for accounts receivable and costs and estimated earnings in excess of billings, net is due to slower payment patterns from significant customers in the current period as compared to prior year.
     Cash used in investing activities. For the nine months ended April 29, 2006, net cash used in investing activities was $102.3 million as compared to $22.1 million for the nine months ended April 30, 2005. During the nine months ended April 29, 2006, we paid $65.4 million in connection with the acquisition of Prince. During the nine months ended April 30, 2005, we paid $9.8 million in connection with the acquisition of RJE and received escrowed funds in connection with the First South acquisition. For the nine months ended April 29, 2006 and April 30, 2005, investing activities included capital expenditures of $41.7 million, including approximately $7.0 million paid during the nine months ended April 29, 2006 that was accrued as of July 30, 2005, and $42.0 million, respectively. These amounts were offset in part by $5.0 million and $7.0 million, respectively, in proceeds from the sale of idle assets. Restricted cash increased $0.3 million during the nine months ended April 29, 2006 as compared to a decrease in restricted cash of $1.4 million during the nine months ended April 30, 2005 related to funding provisions of our employee health plan. Net proceeds from the sale and purchases of short-term investments contributed were $20.0 million for the nine months ended April 30, 2005, while there were no net proceeds during the nine months ended April 29, 2006.
     Cash used in financing activities. For the nine months ended April 29, 2006, net cash used in financing activities was $32.2 million compared to cash used of $1.0 million for the nine months ended April 30, 2005. Proceeds from long-term debt were $248.0 million in the nine months ended April 29, 2006 and consisted of $98.0 million in borrowings on our revolving Credit Agreement (“Credit Agreement”), of which $87.0 million was subsequently repaid, and the issuance of the Notes having an aggregate principal amount of $150.0 million. The Notes and Credit Agreement are guaranteed by substantially all of our subsidiaries. In connection with the Credit Agreement borrowings and Notes, we incurred $4.8 million in debt issuance costs during the nine months ended April 29, 2006. The proceeds of the outstanding debt were used to repurchase 8.76 million shares of our common stock for an aggregate purchase price of $186.2 million, including fees and expenses. During the nine months ended April 29, 2006, we withheld 10,542 shares of restricted stock that vested to certain of our officers and remitted approximately $0.2 million to the Internal Revenue Service to satisfy the required tax withholdings. Additionally, we made principal payments of $4.4 million on our capital leases and other notes payable and had proceeds from the exercise of stock options of $2.4 million for the nine months ended April 29, 2006. For the nine months ended April 30, 2005, debt issuance costs of $1.4 million and debt payments and $3.2 million were partially offset by the proceeds from the exercise of employee stock options of $3.7 million.
Compliance with Senior Notes and Credit Agreement

     The indenture governing the Notes contains certain covenants that restrict our ability to: make certain payments, including the payment of dividends, incur additional indebtedness and issue preferred stock, create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell assets, and enter into transactions with affiliates. As of April 29, 2006, we were in compliance with all covenants and conditions under the Notes.
     In connection with issuance of the Notes, we entered into an amendment (“the Amendment”) to our Credit Agreement. After giving effect to the Amendment, we are required to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.0., (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain consolidated tangible net worth, which shall be calculated at the end of each fiscal quarter, of not less than $50.0 million plus 50% of consolidated net income (if positive) from September 8, 2005 to the date of computation plus 75% of the equity issuances made from September 8, 2005 to the date of computation. As of April 29, 2006, we had $11.0 million of borrowings and $44.7 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are primarily issued to insurance companies as part of our self-insurance program. At April 29, 2006, we were in compliance with all financial covenants and conditions under the Credit Agreement.
     Contractual Obligation. Our various contractual obligations and funding commitments related to our long-term debt have changed since our Annual Report on Form 10-K for the year ended July 30, 2005 as described above for the Notes and borrowings under the Credit Agreement and in Note 10, Long-Term Debt in the accompanying Notes to Condensed Consolidated Financial Statements.
     Related party transactions. We lease administrative offices from entities related to officers of certain of our subsidiaries. The total expense under these arrangements for each of the three months ended April 29, 2006 and April 30, 2005 was $0.3 million. The total expense under these arrangements for the nine months ended April 29, 2006 and April 30, 2005 were $1.0 million and $0.9 million, respectively.
     Sufficiency of Capital Resources. We believe that our capital resources, together with existing cash balances, are sufficient to meet our financial obligations, including required interest payments on our Notes, lease commitments, and to support our normal replacement of equipment at our current level of business for at least the next twelve months. Our future operating results and cash flows may be affected by a number of factors including our success in bidding on future contracts and our ability to manage controllable costs effectively. To the extent we seek to grow by acquisitions that involve consideration other than our stock, our capital requirements may increase.
     Backlog. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts, including master service agreements. In many instances our customers are not contractually committed to specific volumes of services under a contract. However, the customer is obligated once the services are requested by the customer and provided by us. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with customers and our experience in procurements of this nature. For certain multi-year projects relating to fiber deployments for one of our significant customers, we have included in the April 29, 2006 backlog amounts relating to anticipated work in calendar years 2006 and 2007. As of July 30, 2005, we included in backlog only those amounts for work through calendar 2005. These fiber deployment projects, when initially installed, are not required for the day-to-day provision of services by our customer. Consequently, these programs have generally been subject to more uncertainty, as compared to those of our other customers, with regards to activity levels. We have taken our current approach to the backlog for these fiber deployment projects as a result of the customer’s expressed continued commitment to the program and our having recently agreed to two year pricing. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time.
     Our backlog at April 29, 2006 and July 30, 2005 was $1.6 billion and $1.1 billion, respectively. We expect to complete approximately 50.8% of our current backlog during the next twelve months.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We considered the provision of Financial Reporting Release No. 48, “Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments” in determining our market risk. We had no significant holdings of derivative financial or commodity instruments at April 29, 2006. We do perform work in Canada; however, most of our services are provided through out the United States. Accordingly, our exposure to foreign currency risk is immaterial. A review of our other financial instruments and risk exposures at that date indicated that we had exposure to interest rate risk. At April 29, 2006, we performed sensitivity analyses to assess the potential effect of this risk. As of April 29, 2006, variable rate borrowings totaled approximately $11.0 million under our Credit Agreement and approximately $1.1 million of variable rate capital leases. Assuming a 100 basis point change in prevailing interest rates, our annual interest cost would change by approximately $0.1 million.
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
     There were no changes in the Company’s internal control over financial reporting (as such term is defined in the Exchange Acts Rules 13a-15(f) and 15(d)–15(f)), that occurred during the quarter ended April 29, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making our assessment of changes in internal control over financial reporting as of April 29, 2006, we have excluded Prince Telecom Holdings, Inc., which we acquired on December 16, 2005. These operations represent approximately 12.1% and 6.3% of our total assets and total liabilities at April 29, 2006, respectively, and approximately 4.9% of our total contract revenues for the nine months ended April 29, 2006.
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
DYCOM INDUSTRIES, INC.
Registrant

Date: May 26, 2006	/s/ Steven E. Nielsen
	Name:	Steven E. Nielsen
	Title:	President and Chief Executive Officer

Date: May 26, 2006	/s/ Richard L. Dunn
	Name:	Richard L. Dunn
	Title:	Senior Vice President and Chief Financial Officer