Form 10-K/A
period 2005-07-30
DYCOM INDUSTRIES INC
filed 2006-08-01
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
     Dycom Industries, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment”) to its annual report on Form 10-K for the year ended July 30, 2005, filed with the Securities Exchange Commission on September 9, 2005 (“Original Filing”), to modify Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), to add expanded disclosures related to the Company’s fiscal 2005 goodwill impairment charge. As required, we are including in this Amendment the complete text of MD&A. The only changes to the text in the MD&A are as follows:
•	Critical Accounting Policies and Estimates, Valuation of Goodwill and Intangible Assets, (page 14 of the Original Filling) was amended to add expanded disclosure related to the fiscal 2005 goodwill impairment charge recorded in connection with our White Mountain Cable Construction (“WMCC”) reporting unit, including the key assumptions used in the fair value analysis.
•	Results of Operations, Year Ended July 30, 2005 Compared to Year Ended July 31, 2004, Goodwill Impairment Charge (page 19 of the Original Filing) was amended to add expanded disclosure related to the WMCC goodwill impairment charge.
     Additionally, Item 15. of Part IV, Exhibits, of this Amendment has been revised to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1, and 32.2, respectively.
     As the Amendment only relates to the MD&A, the previously issued Consolidated Financial Statements and Notes thereto in the Original Filing are unchanged. No attempt has been made in this Amendment to modify or update disclosures in the Original Filing, except related to the goodwill impairment charges in the MD&A as discussed above. All information in this Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing. Information not affected by the Amendment is unchanged and reflects the disclosure made at the time of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s filings made with the Securities and Exchange Commission subsequent to the Original Filing, including any amendments to those filings.

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

     Valuation of Goodwill and Intangible Assets —As of July 30, 2005, we had $194.1 million of goodwill, $4.7 million of indefinite-lived intangible assets and $28.6 million of finite-lived intangible assets, net of accumulated amortization. We account for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Our reporting units are tested annually in accordance with SFAS No. 142 during the fourth fiscal quarter of each year to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of the goodwill or indefinite-lived intangibles may be impaired and written down. Goodwill and other indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If we determine the fair value of the goodwill or other identifiable intangible asset is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations.

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. If we determine the fair value of the asset is less than the carrying value, an impairment loss is incurred in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations.
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
     As a result of the purchase price allocations from our prior acquisitions and due to our decentralized structure, our goodwill is included in multiple reporting units. Due to the cyclical nature of our business, and the other factors described under “Risk Factors” herein, the profitability of our individual reporting units may periodically suffer from downturns in customer demand and other factors. These factors may have a relatively more pronounced impact on the individual reporting units as compared to the Company as a whole and might adversely affect the fair value of the reporting units. If material adverse conditions occur that impact our reporting units, our future determinations of fair value may not support the carrying amount of one or more of our reporting units, and the related goodwill would need to be written down to an amount considered recoverable.
     As a result of our fiscal 2005 annual impairment analysis, we determined that the goodwill of our White Mountain Cable Construction (“WMCC”) reporting unit was impaired and consequently recorded a goodwill impairment charge of approximately $29.0 million. This determination was primarily the result of a change in management’s expectations of long-term cash flows from reduced work levels for a significant customer, a shift in the timing of expected cash flows from another customer to later periods in our forecast which reduced the present value of the future cash flows from this customer and WMCC’s operational underperformance during the fourth quarter of 2005. The combination of these factors had an adverse impact on the anticipated future cash flows of the WMCC reporting unit used in the annual impairment analysis performed during the fourth quarter of fiscal 2005.
     The reduced work levels at WMCC were primarily the result of a reduction in demand from a single significant customer. This was due to the customer’s decisions regarding the allocation of their capital spending away from work that management anticipated would be performed by WMCC. In performing the SFAS No. 142 impairment assessment, management determined that this shift in demand was more than temporary, consequently impacting the seven year forecast used in the Company’s goodwill analysis. This change in the allocation of capital spending by the customer away from work provided by WMCC did not have an adverse impact on other subsidiaries of the Company. The historical cash flows of WMCC had been positive, but trended downward during fiscal 2005 as WMCC incurred losses. This negative trend was the result of unanticipated poor operating performance due to unforeseen job site conditions which impacted productivity, an inability to effectively secure and manage subcontractors at acceptable cost and the under absorption of general and administrative expenses. During the fourth quarter of fiscal 2005 management had expected improvements in operating performance as the level of work increased, however, as a result of the factors specified above WMCC incurred an operating loss during the fourth quarter ended July 30, 2005. As a result of these factors, management determined that WMCC would be unable to meet expected profitability measures at the existing work levels which indicated that the anticipated long-term cash flows from the business would be materially less than previously expected over the seven year cash flow period used in the SFAS No. 142 impairment analysis. Although we have made operational changes in an effort to improve the performance and profitability of WMCC and management does not expect WMCC to generate material losses in future periods, we are uncertain of the time period that the changes will take to improve the performance and the extent to which the changes may be effective.
     The estimate of fair value of the WMCC reporting unit was based on our projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business and operational strategies. The valuation employed a combination of present value techniques to measure fair value and considered market factors. The key assumptions used to determine the fair value of our reporting units during the fiscal 2005 annual impairment test, including WMCC, were (a) expected cash flow periods of seven years; (b) terminal values based upon terminal growth rate of 4.0%; and (c) a discount rate of 13.0% which was based on our best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units. The key assumptions used to determine the fair value of our reporting units during fiscal 2004 were (a) expected cash flow periods ranging from three to seven years; (b) terminal values based upon terminal growth rates ranging from 3.0% to 5.0%; and (c) discount rates ranging from 12%-13% which was based on our best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units. Management believes the rates used are consistent with the risks inherent in our current business model and with industry discount rates. Changes in our judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill. A variance in the discount rate used could have had a significant impact on the amount of goodwill impairment charges recorded. For example, a 1% change in the discount rate would have caused an increase or decrease in the WMCC goodwill impairment charges by approximately $0.6 million. Additionally, a 1% change in the discount rate would have changed the estimated fair value of our reporting units and may have caused other reporting units to incur impairment charges.

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

     Goodwill impairment charge. During 2005, as a result of our fiscal 2005 annual impairment analysis, we determined that the goodwill of our White Mountain Cable Construction (“WMCC”) reporting unit was impaired and consequently recorded a goodwill impairment charge of approximately $29.0 million. This determination was primarily the result of a change in management’s expectations of long-term cash flows from reduced work levels for a significant customer, a shift in the timing of expected cash flows from another customer to later periods in our forecast which reduced the present value of the future cash flows from this customer and WMCC’s operational underperformance during the fourth quarter of 2005. The combination of these factors had an adverse impact on the anticipated future cash flows of the WMCC reporting unit used in the annual impairment analysis performed during the fourth quarter of fiscal 2005.
     The reduced work levels at WMCC were primarily the result of a reduction in demand from a single significant customer. This was due to the customer’s decisions regarding the allocation of their capital spending away from work that management anticipated would be performed by WMCC. In performing the SFAS No. 142 impairment assessment, management determined that this shift in demand was more than temporary, consequently impacting the seven year forecast used in the Company’s goodwill analysis. This change in the allocation of capital spending by the customer away from work provided by WMCC did not have an adverse impact on other subsidiaries of the Company. The historical cash flows of WMCC had been positive, but trended downward during fiscal 2005 as WMCC incurred losses. This negative trend was the result of unanticipated poor operating performance due to unforeseen job site conditions which impacted productivity, an inability to effectively secure and manage subcontractors at acceptable cost and the under absorption of general and administrative expenses. During the fourth quarter of fiscal 2005 management had expected improvements in operating performance as the level of work increased, however, as a result of the factors specified above WMCC incurred an operating loss during the fourth quarter ended July 30, 2005. As a result of these factors, management determined that WMCC would be unable to meet expected profitability measures at the existing work levels which indicated that the anticipated long-term cash flows from the business would be materially less than previously expected over the seven year cash flow period used in the SFAS No. 142 impairment analysis. Although we have made operational changes in an effort to improve the performance and profitability of WMCC and management does not expect WMCC to generate material losses in future periods, we are uncertain of the time period that the changes will take to improve the performance and the extent to which the changes may be effective.

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

PART IV

Item 15.	Exhibits

      The following exhibits are filed as a part of this report:

Exhibit Number	Title

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

/s/ Steven E. Nielsen

Name: Steven E. Nielsen
Title: President and Chief Executive Officer

Date: August 1, 2006