Form 10-Q/A
period 2006-04-29
DYCOM INDUSTRIES INC
filed 2006-08-01
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
     Dycom Industries, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment”) to its quarterly report on Form 10-Q for the quarter ended April 29, 2006, filed with the Securities Exchange Commission on May 26, 2006 (“Original Filing”), to modify Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), to add expanded disclosures related to the Company’s fiscal 2006 and fiscal 2005 goodwill impairment charges. As required, we are including in this Amendment the complete text of MD&A. The only changes to the text in the MD&A are as follows:
•	Critical Accounting Policies and Estimates, Valuation of Goodwill and Intangible Assets, (page 32 of the Original Filling) was amended to add expanded disclosure related to the fiscal 2006 Can Am Communications (“Can Am”) reporting unit goodwill impairment charge and the fiscal 2005 White Mountain Cable Construction reporting unit goodwill impairment charge, including the key assumptions used in the fair value analysis of both.
•	Results of Operations, Goodwill Impairment Charge (page 37 of the Original Filing) was amended to add expanded disclosure related to the Can Am goodwill impairment charge.
     Additionally, Item 6. of Part II, Exhibits, of this Amendment has been revised to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1, and 32.2, respectively.
     As the Amendment only relates to the MD&A, the previously issued unaudited Consolidated Financial Statements and Notes thereto in the Original Filing are unchanged. No attempt has been made in this Amendment to modify or update disclosures in the Original Filing, except related to the goodwill impairment charges in the MD&A, as discussed above. All information in this Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing. Information not affected by the Amendment is unchanged and reflects the disclosure made at the time of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s filings made with the Securities and Exchange Commission subsequent to the Original Filing, including any amendments to those filings.

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
     During the third quarter of fiscal 2006, we recognized a goodwill impairment charge of approximately $14.8 million related to our Can Am Communications (“Can Am”) reporting unit. Although Can Am continues to provide services to significant customers, it has underperformed compared to expectations due to its inability to achieve projected revenue growth and due to operational inefficiencies at existing levels of work. Can Am began incurring operating losses during fiscal 2006, primarily as a result of poor performance on existing contracts due to high job management costs during the period of reduced work levels. In addition, Can Am failed to achieve projected revenue growth due to declines in demand from existing customers and its inability to secure new customer work at pricing levels sufficient to offset operating costs. The Company recently changed the senior management at Can Am, integrating certain of its operations with another subsidiary or subsidiaries of the Company, in order to improve operational efficiency at the current work levels. However, we are uncertain of the time period that the changes will take to improve the performance of Can Am and the extent to which the changes may be effective. While management does not expect Can Am to generate material losses in future periods, we determined that the anticipated cash flows from new opportunities were subject to a higher degree of uncertainty than previously anticipated and that future cash flows would not likely be sufficient to support the carrying value of Can Am’s goodwill balance.

     The combination of the above factors had the effect of reducing the expected future cash flows of the Can Am reporting unit over the seven year period used in our SFAS No. 142 impairment analysis and are circumstances that we determined would be more likely than not to reduce the fair value of the reporting unit below its carrying amount. Accordingly, the Company performed an interim goodwill impairment test as of April 29, 2006. As a result of the impairment analysis, management determined that the estimated fair value of the reporting unit was less than its carrying value and, consequently, a goodwill impairment charge was recognized to write off Can Am’s goodwill.
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
     Goodwill impairment charge. During the third quarter of fiscal 2006, we recognized a goodwill impairment charge of approximately $14.8 million related to our Can Am reporting unit. Although Can Am continues to provide services to significant customers, it has underperformed compared to expectations due to its inability to achieve projected revenue growth and due to operational inefficiencies at existing levels of work. Can Am began incurring operating losses during fiscal 2006, primarily as a result of poor performance on existing contracts due to high job management costs during the period of reduced work levels. In addition, Can Am failed to achieve projected revenue growth due to declines in demand from existing customers and its inability to secure new customer work at pricing levels sufficient to offset operating costs. The Company recently changed the senior management at Can Am, integrating certain of its operations with another subsidiary of the Company, in order to improve operational efficiency at the current work levels. However, we are uncertain of the time period that the changes will take to improve the performance of Can Am and the extent to which the changes may be effective. While management does not expect Can Am to generate material losses in future periods, we determined that the anticipated cash flows from new opportunities were subject to a higher degree of uncertainty than previously anticipated and that future cash flows would not likely be sufficient to support the carrying value of Can Am’s goodwill balance.
     The combination of the above factors had the effect of reducing the expected future cash flows of the Can Am reporting unit over the seven year period used in our SFAS No. 142 impairment analysis and are circumstances that we determined would be more likely than not to reduce the fair value of the reporting unit below its carrying amount. Accordingly, the Company performed an interim goodwill impairment test as of April 29, 2006. As a result of the impairment analysis, management determined that the estimated fair value of the reporting unit was less than its carrying value and, consequently, a goodwill impairment charge was recognized to write off Can Am’s goodwill.
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

PART II. OTHER INFORMATION
Item 6. Exhibits
Exhibits furnished pursuant to the requirements of Form 10-Q/A:

Number	Description

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DYCOM INDUSTRIES, INC.
Registrant

Date: August 1, 2006	/s/ Steven E. Nielsen
	Name:	Steven E. Nielsen
	Title:	President and Chief Executive Officer

Date: August 1, 2006	/s/ Richard L. Dunn
	Name:	Richard L. Dunn
	Title:	Senior Vice President and Chief Financial Officer