Form 10-K
period 2006-07-29
DYCOM INDUSTRIES INC
filed 2006-09-11
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 29, 2006
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
None

(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No  ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large Accelerated Filer ☑         Accelerated Filer ☐         Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     The aggregate market value of the common stock, par value $0.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on January 28, 2006 was $981,998,144.
     There were 40,613,758 shares of common stock with a par value of $0.33 1/3 outstanding at September 5, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     The definitive proxy statement relating to the Registrant’s Annual Meeting of shareholders, to be held on November 21, 2006, is incorporated by reference in Part II and Part III to the extent described herein.

Dycom Industries, Inc.

PART I

Item 1.	Business
Overview
      Dycom Industries, Inc., founded in 1969, is a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. Additionally, we provide services on a limited basis in Canada. For the year ended July 29, 2006, specialty contracting services related to the telecommunications industry, underground utility locating, and other construction and maintenance services to electric utilities and others contributed approximately 72.9%, 21.3%, and 5.8%, respectively, to our total revenues.
      We have established relationships with many leading telephone companies, cable television multiple system operators, and electric utility companies. These companies include BellSouth Corporation (“BellSouth”), Verizon Communications Inc. (“Verizon”), Comcast Cable Corporation (“Comcast”), Embarq Corp. (“Embarq”), Charter Communications, Inc. (“Charter”), Qwest Communications International, Inc. (“Qwest”), Windstream Corporation (“Windstream”), Time Warner Inc. (“Time Warner”), AT&T Inc. (“AT&T”), and Citizens Communications Company (“Citizen”).
Specialty Contracting Services

Telecommunications Services
      Engineering. We provide outside plant engineers and drafters to telecommunication providers. These personnel design aerial, underground and buried fiber optic, copper, and coaxial cable systems that extend from the telephone company central office, or cable operator headend, to the consumer’s home or business. The engineering services we provide to telephone companies include: the design of service area concept boxes, terminals, buried and aerial drops, transmission and central office equipment, the proper administration of feeder and distribution cable pairs, and fiber cable routing and design. For cable television multiple system operators, we perform make-ready studies, strand mapping, field walk-out, computer-aided radio frequency design and drafting, and fiber cable routing and design. We obtain rights of way and permits in support of our engineering activities and those of others, and provide construction management and inspection personnel in conjunction with engineering services or on a stand-alone basis.
      Construction, Maintenance, and Installation. We place and splice fiber, copper, and coaxial cables. In addition, we excavate trenches in which to place these cables; place related structures such as poles, anchors, conduits, manholes, cabinets and closures; place drop lines from main distribution lines to the customer’s home or business; and maintain and remove these facilities. These services are provided to both telephone companies and cable television multiple system operators in connection with the deployment of new networks and the expansion or maintenance of existing networks. For cable television multiple system operators, our services also include the installation and maintenance of customer premise equipment, including set top boxes and cable modems.
      Premise Wiring. Premise wiring services are provided to various corporations and state and local governments. These services are predominantly limited to the installation, repair and maintenance of telecommunications infrastructure within improved structures.

Underground Utility Locating Services
      We provide underground utility locating services to a variety of utility companies including telecommunication providers. Under various state laws, excavators are required, prior to excavating, to request from utility companies the location of their underground facilities in order to prevent utility network outages and to safeguard the general public from the consequences of damages to underground utilities. Utilities are required to respond to these requests to mark underground and buried facilities within specified time periods. Our underground utility locating services include locating telephone, cable television, power and gas lines for these utility companies.

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

Revenues by Type of Customer
      The following table represents revenues by type of customer for fiscal 2006, 2005, and 2004:

	Fiscal Year Ended

	July 29, 2006	July 30, 2005	July 31, 2004

Telecommunications	72.9%	74.3%	78.0%
Utility line locating	21.3	21.6	18.1
Electric utilities and other construction and maintenance	5.8	4.1	3.9

Total	100.0%	100.0%	100.0%

Business Strategy
      Capitalize on Long-Term Growth Drivers. We are well positioned to benefit from the increased demand for reliable video, voice, and data services. As telecommunications networks experience increased demand for services, our customers must continually expand the capacity, and improve the performance, of their existing networks and, in certain instances, deploy new networks. This is increasingly important as the service offerings of the telephone and cable industries converge, with each beginning to offer reliable, competitively priced voice, video, and data services to consumers. Due to the declining cost and expanding capabilities of telecommunications equipment, telecommunications network operators are more cost effectively able to make enhancements to their network infrastructure in order to provide these services. As a result of these factors, the networks of our customers increasingly face demands for more capacity and greater reliability, which in turn, increases the needs of our customers for the services we provide.
      Selectively Increase Market Share. We believe our reputation for high quality service and our ability to provide services nationally create opportunities for expanding our market share. We believe that our decentralized operating structure and numerous points of contact within customer organizations position us favorably to win new opportunities with existing customers. In an environment of increasing customer demand, our significant financial resources enable us to aggressively address larger opportunities which some of our relatively capital constrained competition may be unable to do. However, we will not increase market share by pursuing unprofitable work.
      Pursue Disciplined Financial and Operating Strategies. We manage the financial aspects of our business by centralizing certain activities which allow us to reduce costs through leveraging our scope and scale while sustaining and enhancing our control environment. We continue to centrally maintain functions such as treasury, tax and risk management, the requisition and approval of capital equipment procurements, the design and purchase of employee benefit plans, as well as the review and promulgation of “best practices” in other aspects of our operations. Concurrently, we decentralize the recording of transactions and the financial reporting necessary for timely operational decisions. We believe this approach creates and requires greater accountability for business outcomes from our local decision makers. We also maintain a decentralized approach to marketing, operations, and ongoing customer service, empowering local managers to capture new business and execute contracts on a timely and cost-effective basis. We believe this approach enables us to utilize our capital resources effectively and efficiently, while retaining the organizational agility necessary to compete with our predominantly small, privately held local competitors.
      Pursue Selective Acquisitions. We selectively pursue acquisitions when we believe doing so is operationally and financially beneficial, although we do not rely solely on acquisitions for growth. In particular, we pursue those acquisitions that provide us with incremental revenue and geographic diversification while complementing our existing operations. We generally target for acquisition companies that have defendable leadership positions in their market niches; profitability which meets or exceeds industry averages; proven operating histories; sound management; and certain clearly identifiable cost synergies.
Customer Relationships
      Our current customers include leading telephone companies such as BellSouth, Verizon, Embarq, Qwest, Windstream, AT&T, and Citizens Communications Company. We also provide telecommunications engineering, construction and maintenance services to a number of cable television multiple system operators, including Comcast, Charter, Cablevision Systems Corporation, Insight Communications Company, Inc., Mediacom Communications Corporation, and Time Warner. Premise wiring services are provided to various corporations and state and local governments. Utility locating services are provided to a variety of utility companies, including TXU Corp. and Atlanta Gas Light Company, and telecommunication providers.
      Our customer base is highly concentrated with our top five customers in fiscal 2006, 2005, and 2004 accounting for approximately 61%, 64%, and 64%, respectively, of our total revenues. During fiscal 2006, approximately 21.2% of our total revenues were derived from Bellsouth, 18.6% from Verizon, and 8.4% from Comcast. We believe that a substantial portion of our total revenues and operating income will continue to be derived from a concentrated group of customers.
      A significant portion of our services are covered by multi-year master service agreements. We are currently a party to over 250 of these agreements. Master service agreements generally are for contract periods of one or more years and contain customer specified service requirements, such as discrete unit pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability by the customer to issue to others work orders valued above a specified dollar limit, the self-performance of the work by the customer’s in house workforce if available, and the ability to use others when jointly placing facilities with another utility. Each agreement contemplates hundreds of individual construction and maintenance projects generally valued at less than $10,000 each. In most cases, a customer may terminate these agreements for convenience with written notice.
      A customer’s decision to engage us with respect to a specific construction or maintenance project is often made by local customer management working with our subsidiaries. As a result, although our project work is concentrated among relatively few customers, our relationships with these customers are generally broad and extend deeply into their organizations. Historically, master service agreements have been awarded primarily through a competitive bidding process; however, recently we have been able to extend some of these agreements on negotiated terms. We also enter into both long-term and short-term single project contracts with our customers.
      Our markets are served locally by dedicated and experienced management personnel. Management of our subsidiaries possesses intimate knowledge of their particular markets and we believe our decentralized operations allow us to be more responsive in addressing regional customer needs. Our sales and marketing efforts are the responsibility of our management and that of our subsidiaries. These marketing efforts tend to focus on personal contacts with managers within our customer’s organizations.
Backlog
      Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts, including master service agreements. In many instances our customers are not contractually committed to specific volumes of services under a contract. Our backlog totaled $1.425 billion and $1.137 billion at July 29, 2006 and July 30, 2005, respectively. We expect to complete 53% of the July 29,

2006 backlog during fiscal 2007. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with customers and our experience in procurements of this nature. For certain multi-year projects relating to fiber deployments for one of our significant customers, we have included in the July 29, 2006 backlog amounts relating to anticipated work through the remainder of calendar years 2006 and 2007. With respect to these projects, in the July 30, 2005 backlog, we included only those amounts for work through the remainder of calendar 2005. These fiber deployment projects, when initially installed, are not required for the day-to-day provision of services by that customer. Consequently, the fiber deployment projects of this customer have been subject to more uncertainty, as compared to those of our other customers, with regards to activity levels. We have taken our current approach to the backlog for these fiber deployment projects as a result of the customer’s expressed continued commitment to the program and having agreed to pricing through calendar year 2007. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time.
Safety and Risk Management
      We are committed to ensuring that our employees perform their work safely. We regularly communicate with our employees to reinforce that commitment and to instill safe work habits. The safety directors of our subsidiaries review all accidents and claims for our operations, examine trends and implement changes in procedures to address safety issues. Claims arising in our business generally include workers’ compensation claims, various general liability and damage claims, and claims related to vehicle accidents, including personal injury and property damage. We self insure against the risk of loss arising from our operations to certain deductible limits in the significant majority of the states in which we operate. We also retain risk of loss, up to certain limits, under our self-insured employee health plan.
      We carefully monitor claims and actively participate with our insurers in determining claims estimates and adjustments. We accrue the estimated costs of self-insured claims and the related processing costs as liabilities, including estimates for claims incurred but not reported. Due to fluctuations in our loss experience from year to year, insurance accruals have varied and affected operating margins. If we experience insurance claims in excess of our umbrella coverage limit, our business could be materially and adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of Notes to Consolidated Financial Statements.
Competition
      The specialty contracting services industry in which we operate is highly fragmented. The industry is characterized by a large number of participants, including several large companies as well as a significant number of small, privately held, local competitors. We also face competition from the in-house service organizations of our existing or prospective customers, particularly telecommunications providers that employ personnel who perform some of the same types of services that we provide. Although a significant portion of these services is currently outsourced and we have been performing specialty contracting services for over 20 years, our existing or prospective customers may elect to discontinue outsourcing specialty contracting services in the future. In addition, there are relatively few barriers to entry into the markets in which we operate. As a result, any organization that has adequate financial resources and access to technical expertise may become a competitor.
      A significant portion of our revenue is currently derived from master service agreements and price is often an important factor in the award of such agreements. Accordingly, we may be underbid by our competitors if they elect to discount their services to procure such business. Our competitors may develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position.
      We believe that the principal competitive factors for our services include geographic presence, breadth of service offerings, worker and general public safety, price and quality of service. We believe that we compete favorably with our competitors on the basis of these factors.

Employees
      As of July 29, 2006, we employed 9,352 persons. Approximately 121 of our employees are represented by a local collective bargaining unit. The number of our employees varies according to the level of our work in progress. We maintain a nucleus of technical and managerial personnel to supervise all projects and add employees as needed to complete specific projects. We also utilize the services of subcontractors to assist with projects on a regular basis.
Materials and Subcontractors
      For the majority of our contracts, our customers provide all necessary materials and we provide the personnel, tools, and equipment to perform installation and maintenance services. The customer determines the specifications of the materials and we are only responsible for the performance of the required services. Customer provided materials are not included in revenue and cost of sales as the customer retains the financial and performance risk associated with those materials. In contracts for which we are required to supply part or all of the materials, we are not dependent upon any one source for the materials that we customarily use to complete the job. We do not manufacture any significant amounts of material for resale. We are not presently experiencing, nor do we anticipate experiencing, any difficulties in procuring an adequate supply of materials.
      We use independent contractors to perform portions of the services that we provide. These independent contractors typically are small, locally owned companies or sole proprietors. Independent contractors provide their own employees, vehicles, tools, and insurance coverage. We are not dependent on any single independent contractor. We use independent contractors to help manage our work flow and reduce the amount that we may otherwise be required to spend on fixed assets.
Seasonality
      Our revenues are affected by seasonality as most of our work is performed outdoors. As a result, our operations are impacted by extended periods of inclement weather. Generally, inclement weather is more likely to occur during the winter season which falls during our second and third fiscal quarters. In addition, a disproportionate percentage of total paid holidays fall within our second fiscal quarter, which impacts the number of available workdays and paid holiday expense.
Environmental Matters
      A significant portion of the work we do is performed underground. As a result, we are potentially subject to material liabilities related to encountering underground objects which may cause the release of hazardous materials or substances. Additionally, the environmental laws and regulations which relate to our business include those regarding the removal and remediation of hazardous substances and waste. These laws and regulations can impose significant fines and criminal sanctions for violations. Costs associated with the discharge of hazardous materials or substances may include clean-up costs and related damages or liabilities. These costs could be significant and could adversely affect our results of operations and cash flows.
Available Information
      We maintain a website at www.dycomind.com where investors and other interested parties may access, free of charge, a copy of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as is reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). All references to www.dycomind.com in this report are inactive textual references only and that information on our website is not incorporated into this Form 10-K. Our reports filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Alternatively, you may access these reports at the Securities and Exchange Commission’s website at www.sec.gov.

Item 1A.	Risk Factors
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
      Demand for our services is cyclical, dependent in large part on the telecommunications industry and could be adversely affected by an economic slowdown. Demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy as well as downturns in the telecommunications industry. In fiscal 2006, our telecommunications customers accounted for 72.9% of our revenues. In fiscal 2002 and the first half of fiscal 2003, certain segments of the telecommunications industry suffered a severe downturn that resulted in a number of our customers experiencing financial difficulties. Several of our customers filed for bankruptcy protection, including Adelphia and WorldCom. Additional bankruptcies or financial difficulties of companies in the telecommunications sector could reduce our cash flows and adversely impact our liquidity and profitability. During times of economic slowdown, the customers in the industries we serve often reduce their capital expenditures and defer or cancel pending infrastructure projects. Such developments occur even among customers that are not experiencing financial difficulties. Future economic slowdowns in the industries we serve may impair the financial condition of some of our customers, which may cause them to reduce their capital expenditures and demand for our specialty contracting services and may hinder their ability to pay us on a timely basis or at all.
      We derive a significant portion of our revenues from master service agreements which may be cancelled. We may be unsuccessful in replacing these agreements as they are completed or expire. We currently derive approximately 64% of our revenues from master service agreements. By their terms, the majority of these contracts may be cancelled by our customers upon short notice, even if we are not in default under these agreements. In addition, projected expenditures by customers under these agreements are not assured until such time as a definitive work order is placed and completed. If a significant customer cancels its master services agreement with us and we were unable to replace the agreement on substantially similar terms, our results of operations, cash flows and liquidity could be adversely affected. Recently we have been able to extend some of these agreements on negotiated terms. Market conditions could change, however, and we may not be able to continue to obtain or extend master services agreements through negotiation, and may be underbid by competitors in an ensuing competitive bidding process. The loss of work obtained through master service agreements or the inability to replace these agreements could adversely affect our results of operations, cash flows and liquidity.
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
      We derive a significant portion of our revenues from a few customers, and the loss of one or more of these customers could adversely impact our revenues and profitability. Our customer base is highly concentrated, with our top five customers in fiscal years 2006, 2005, and 2004 accounting for approximately 61%, 64%, and 64% of our total revenues, respectively. Our revenue could significantly decline if we lose one or more of our significant customers. In addition, revenues under our contracts with significant customers may vary from period-to-period depending on the timing and volume of work which such customers order in a given period and as a result of competition from the in-house service organizations of our customers. Reduced demand for our services or a loss of a significant customer could adversely affect our results of operations, cash flows and liquidity.
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
      We have a significant amount of accounts receivable and costs and estimated earnings in excess of billings assets. We extend credit to our customers, which include telephone companies, cable television multiple system operators, and other gas and electric utilities. At July 29, 2006, we had net accounts receivable of $146.9 million and costs and estimated earnings in excess of billings of $79.5 million. We periodically assess the credit of our customers and continuously monitor the timeliness of payments. Our customers may be adversely affected by an economic downturn, which may subject us to potential credit risks. In fiscal 2002, we recorded $20.6 million of bad debt expense attributable to receivables due from Adelphia and WorldCom. Adelphia and WorldCom both filed for bankruptcy protection during fiscal 2002. If any of our significant customers file for bankruptcy or experience financial difficulties, we could experience difficulty in collecting what we are owed by them for work already performed or in process, which could lead to reduced cash flows and a decline in our liquidity. Additionally, we may incur losses in excess of current allowances provided.
      We self insure against certain potential liabilities, which leaves us potentially exposed to higher than expected liability claims. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. We estimate and develop our accrual for self-insured claims based on facts, circumstances and historical evidence. However, the calculation of the estimated accrued liability for self-insured claims remains inherently subject to uncertainty. Should a greater number of claims occur compared to what we have estimated, or should the dollar amount of actual claims exceed what we anticipated, our recorded reserves may not be sufficient, and we could incur substantial additional unanticipated charges. See “Critical Accounting Policies — Self-Insured Claims Liability”.

      Our backlog is subject to reduction and/or cancellation. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts, including master service agreements. In many instances our customers are not contractually committed to specific volumes of services under a contract. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with customers and our experience in procurements of this nature. For certain multi-year projects relating to fiber deployments for one of our significant customers, we have included in the July 29, 2006 backlog amounts relating to anticipated work in calendar years 2006 and 2007. These fiber deployment projects, when initially installed, are not required for the day-to-day provision of services by our customer. Consequently, the fiber deployment projects of this customer generally have been subject to more uncertainty, as compared to those of our other customers, with regards to activity levels. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time. If our estimated backlog is significantly inaccurate or does not result in future profits, this could adversely affect our results of operations, cash flows and liquidity.
      We may incur impairment charges on goodwill or other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. In accordance with SFAS No. 142, we conduct on at least an annual basis a review of our reporting units to determine whether the carrying value of their respective assets exceeds their corresponding fair market value. Should this be the case, we would determine that the value of our goodwill is impaired and such goodwill would be written down. Any such write-down could adversely affect our results of operations. During 2006, as the result of an interim impairment analysis, we recognized a non-cash after tax charge of approximately $14.8 million in order to reduce the carrying value of goodwill related to our Can-Am Communications, Inc. reporting unit. During 2005, we recognized a non-cash after tax charge of approximately $29.0 million in order to reduce the carrying value of goodwill related to our White Mountain Cable Construction reporting unit as the result of our annual impairment analysis.
      As a result of the purchase price allocations from our prior acquisitions and due to our decentralized structure, our goodwill is included in multiple reporting units. Due to the cyclical nature of our business, and the other factors described under other “Risk Factors” herein, the profitability of our individual reporting units may periodically suffer from downturns in customer demand and other factors. These factors may have a relatively more pronounced impact on the individual reporting units as compared to the Company as a whole and might adversely affect the fair value of the reporting units. If material adverse conditions occur that impact our reporting units, our future determinations of fair value may not support the carrying amount of one or more of our reporting units, and the related goodwill would need to be written down to an amount considered recoverable.
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
      Our results of operations may fluctuate seasonally. Our revenues are affected by seasonality as most of our work is performed outdoors. As a result, our operations are impacted by extended periods of inclement weather. Generally, inclement weather is more likely to occur during the winter season which falls during the second and third fiscal quarters. In addition, a disproportionate percentage of total paid holidays fall within our second quarter, which impacts the number of available workdays and paid holiday expense. As a result, we may experience reduced revenues in the second and third fiscal quarters of each year.
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
      Unanticipated changes in our tax rates or exposure to additional income and other tax liabilities could affect our profitability. We are subject to income taxes in many different jurisdictions of the United States and our tax liabilities are subject to the apportionment of income to different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings in locations with differing tax rates, in the valuation of deferred tax assets and liabilities or in tax laws or by material audit assessments, which could affect our profitability. In particular, the carrying value of deferred tax assets is dependent on our ability to generate future taxable income. In addition, the amount of income and other taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.
      Our revolving credit facility and senior subordinated notes impose restrictions on us which may prevent us from engaging in transactions that might benefit us. At July 29, 2006, we had $150 million in senior subordinated notes outstanding due February 2015. The notes were issued under an indenture dated as of October 11, 2005. The indenture contains covenants that limit our ability to make certain payments, including the payment of dividends, incur additional indebtedness and issue preferred stock, create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell assets or enter into transactions with affiliates. In addition, our credit agreement requires us to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.0, (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain consolidated tangible net worth, which shall be calculated at the end of each fiscal quarter, of not less than $50.0 million plus 50% of consolidated net income (if positive) from September 8, 2005 to the date of computation plus 75% of the equity issuances made from September 8, 2005 to the date of computation. A default could result in the acceleration of either our obligations under the credit agreement or under the indenture relating to the senior subordinated notes, or both. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.
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
      Our operations expose us to various safety and environmental regulations. We are required to comply with stringent laws and regulations governing environmental protection and workplace safety. With respect to safety, our workers frequently operate heavy machinery and, as such, they are subject to potential injury to themselves or others in the vicinity of work being performed. If any of our workers or any other persons are injured or killed in the course of our operations, we could be found to have violated relevant safety regulations, which could result in a fine or, in extreme cases, criminal sanction.
      A significant portion of our operations consist of work performed underground. As a result, we are potentially subject to material liabilities related to encountering underground objects which may cause the release of hazardous materials or substances. The environmental laws and regulations which may relate to our business include those regarding the removal and remediation of hazardous substances and waste. These laws and regulations can impose significant fines and criminal sanctions for violations. Costs associated with the discharge of hazardous materials or substances may include clean-up costs and related damages or liabilities. These costs could be significant and could adversely affect our results of operations and cash flows.
      Anti-takeover provisions of Florida law, provisions in our articles of incorporation and our shareholder rights plan could make it more difficult to effect a change in our control. Certain provisions of our articles of incorporation and bylaws could delay or prevent an acquisition or change in control and the replacement of our incumbent directors and management. For example, board of directors is divided into three classes. At any annual meeting of our shareholders, our shareholders only have the right to appoint approximately one-third of the directors on our board of directors. In addition, our articles of incorporation authorize our board of directors, without further shareholder approval, to issue up to 1,000,000 shares of preferred stock on such terms and with such rights as our board of directors may determine. The issuance of preferred stock could dilute the voting power of the holders of common stock, including by the grant of voting control to others. We have also adopted a shareholder rights plan which may make it more difficult to effect a change in control. Lastly, we are subject to certain anti-takeover provisions of the Florida Business Corporation Act. These anti-takeover provisions could discourage or prevent a change of control even if such change of control would be beneficial to stockholders and could adversely affect the market price of our common stock.

Item 1B.	Unresolved Staff Comments.
      None.

Item 2.	Properties
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
      In the normal course of business, we are subject to various claims and legal proceedings. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. For these claims, the effect on our financial statements is generally limited to the amount of our insurance deductible or self-insurance retention. The outcome of these matters cannot be predicted with certainty; however, it is the opinion of our management, based on information available at this time, that none of these current claims or proceedings will have a material adverse effect on our consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders
      During the fourth quarter of the year covered by this report, no matters were submitted to a vote of our security holders whether through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Our Common Stock
      Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “DY”. The following table shows the range of the high and low closing sales prices for each quarter within the last two fiscal years as reported on the NYSE.

	Fiscal 2006		Fiscal 2005

	High	Low	High	Low

First Quarter	$24.91	$17.72	$33.04	$24.28
Second Quarter	$24.38	$19.93	$35.39	$26.39
Third Quarter	$24.87	$19.95	$27.33	$22.04
Fourth Quarter	$22.88	$17.90	$26.04	$18.54
      As of September 5, 2006, there were approximately 690 holders of record of our $0.33 1/3 par value per share common stock. The common stock closed at a high of $20.25 and a low of $16.74 during the period July 30, 2006 through September 5, 2006.
Dividend Policy
      Since 1982, we have not paid cash dividends. Our board of directors regularly evaluates our dividend policy based on our financial condition, profitability, cash flow, capital requirements, and the outlook of our business. We currently intend to retain any earnings for use in the business and for investment in acquisitions and consequently we do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
      The information as required by this item is hereby incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

Item 6.	Selected Financial Data
      The following table sets forth certain selected financial data for the fiscal years ended July 29, 2006, July 30, 2005, July 31, 2004, July 26, 2003, and July 27, 2002. We use a fiscal year ending on the last Saturday in July. Fiscal 2006, 2005, 2003, and 2002 consisted of 52 weeks. Fiscal 2004 consisted of 53 weeks. Fiscal 2007 will consist of 52 weeks.
      We account for the acquisitions referred to in the footnotes to this table under the purchase method of accounting, and amounts set forth in our selected financial data include the results and balances of the acquired companies from their acquisition date. You should read this data in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

	Fiscal Year

	2006(1),(5)	2005(2),(6)	2004(3)	2003	2002(4),(7)

	(in thousands, except per share amounts)
Operating Data:
Revenues	$1,023,673	$986,627	$872,716	$618,183	$624,021
Income (loss) before income taxes and cumulative effect of change in accounting principle	40,430	58,634	97,180	30,455	(26,590)
Cumulative effect of change in accounting principle, net of $12,117 income tax benefit	—	—	—	—	(86,929)
Net income (loss)	$18,180	$24,314	$58,633	$17,149	$(123,027)
Earnings Per Common Share:
Basic earnings (loss) per common share	$0.43	$0.50	$1.21	$0.36	$(2.73)
Diluted earnings (loss) per common share	$0.43	$0.49	$1.20	$0.36	$(2.73)
Balance Sheet Data (at end of period):
Total assets	$690,015	$696,709	$651,835	$536,543	$514,553
Long-term liabilities(8)	$188,766	$28,187	$30,396	$15,470	$12,705
Stockholders’ equity(8)	$389,455	$549,810	$518,961	$450,340	$431,297

(1)	Includes Prince Telecom, Inc. (acquired December 2005) since its acquisition date.

(2)	Includes RJE Telecom, Inc. (acquired September 2004) since its acquisition date.

(3)	Includes UtiliQuest Holdings, Corp. (acquired December 2003) and First South Utility Construction, Inc. (acquired November 2003) since their respective acquisition dates.

(4)	Includes Arguss Communications, Inc. (acquired February 2002) since its acquisition date.

(5)	During fiscal 2006, we incurred a goodwill impairment charge of $14.8 million related to our Can-Am Communications, Inc. reporting unit, as the result of an interim impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (see Note 7 in Notes to Consolidated Financial Statements).

(6)	During fiscal 2005, we incurred a goodwill impairment charge of $29.0 million related to our White Mountain Cable Construction, LLC reporting unit (“WMC”), as a result of our annual SFAS No. 142 valuation of reporting units (see Note 7 in Notes to Consolidated Financial Statements).

(7)	During fiscal 2002, two of our customers, Adelphia and WorldCom, Inc., filed for bankruptcy protection and as a result, we incurred goodwill impairment charges of approximately $45.1 million for our WMC subsidiary and approximately $2.5 million for our Point to Point Communication, Inc. subsidiary. Additionally, during fiscal 2002, we incurred a goodwill impairment charge of $99.0 million ($86.9 million after tax) as a result of the adoption of SFAS No. 142. The reporting units for which this impairment charge was recognized consisted of Apex Digital, Inc., Globe Communications, Inc., Locating, Inc., Point-to-Point Communications, Inc., Tesinc, Inc., Nichols Construction, Inc., C-2 Utility Contractors, Inc. and Lamberts’ Cable Splicing Co.

(8)	In October 2005, we issued $150.0 million principal amount of 8.125% senior subordinated notes (“Notes”). The aggregate proceeds of the issuance of the Notes, together with $33.0 million of borrowings under our $300 million credit facility and cash on hand, were used to repurchase 8.76 million shares of our common stock at a purchase price of $21.00 per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Concerning Forward-Looking Statements
      This Annual Report on Form 10-K, including the Notes to the Consolidated Financial Statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “forecast,” “project,” and similar expressions identify forward-looking statements. Such statements may include, but may not be limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financial needs or plans and the availability of financing, and plans relating to our services including backlog, as well as assumptions relating to the foregoing. These forward-looking statements are based on management’s current expectations, estimates and projections. Forward — looking statements are subject to risks and uncertainties that may cause actual results in the future to differ materially from the results projected or implied in any forward-looking statements contained in this report. Such risks and uncertainties include: business and economic conditions in the telecommunications industry affecting our customers, the adequacy of our accrued self-insured claims and other accruals and allowances for doubtful accounts, whether the carrying value of our assets may be impaired, whether acquisitions can be effectively integrated into our existing operations, the impact of any future acquisitions, the anticipated outcome of contingent events, including litigation, liquidity needs and the availability of financing. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Overview
      We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. Additionally, we provide services on a limited basis in Canada. For the year ended July 29, 2006, specialty contracting services related to the telecommunications industry, underground utility locating, and electric and other construction and maintenance to electric utilities and others contributed approximately 72.9%, 21.3%, and 5.8%, respectively, to our total revenues.
      We conduct operations through our subsidiaries. Our revenues may fluctuate as a result of changes in the capital expenditure and maintenance budgets of our customers, and changes in the general level of construction activity. The capital expenditures and maintenance budgets of our telecommunications customers may be impacted by consumer demands on telecommunication providers, the introduction of new communication technologies, the physical maintenance needs of their infrastructure, the actions of the Federal Communications Commission, and general economic conditions.
      A significant portion of our services are covered by multi-year master service agreements, and we are currently a party to over 250 of these agreements. Master service agreements generally are for contract periods of one or more years and contain customer specified service requirements, such as discrete unit pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability by the customer to issue to others work orders valued above a specified dollar limit, the self-performance of the work by the customer’s in house workforce if available, and the ability to use others when jointly placing facilities with another utility. In most cases, a customer may terminate these agreements for convenience with written notice.
      The remainder of our services is provided pursuant to contracts for specific projects. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Short-term contracts for these projects generally span three to four months in duration. A portion of our contracts include retainage provisions under which 5% to 10% of the contract invoicing is withheld by the customer subject to project completion in accordance with the contract specifications.

      We recognize revenues using the units of delivery or cost-to-cost measures of the percentage of completion method of accounting. A significant majority of our contracts are based on units of delivery and revenue is recognized as each unit is completed. Revenue from other percentage of completion contracts is recognized using the cost-to-cost measures and is based on the ratio of contract costs incurred to date to total estimated contract costs. Revenues from services provided under time and materials based contracts are recognized when the services are performed.
      The following table summarizes our revenues from long-term contracts, including multi-year master service agreements, as a percentage of total revenue:

	% of Revenue
	Fiscal Year Ended

	July 29, 2006	July 30, 2005

Multi-year master service agreements	64.3%	54.3%
Other long-term contracts	16.5%	34.5%

Total long-term contracts	80.8%	88.8%

      The percentage increase in revenue derived from multi-year master service agreements is primarily due to agreements in place at Prince Telecom Holdings, Inc. (“Prince”) which was acquired in December 2005. Hurricane restoration services provided in the second half of calendar 2005 were performed pursuant to short-term contracts. As a result, the percentage of revenue from total long-term contracts for fiscal 2006 as compared to fiscal 2005 decreased.
      A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from customers contributing at least 2.5% of our total revenue in fiscal 2006, 2005, or 2004:

	Fiscal Year Ended

	July 29,	July 30,	July 31,
	2006	2005	2004

BellSouth	21.2%	16.6%	14.0%
Verizon	18.6%	25.1%	3.7%
Comcast	8.4%	11.3%	28.5%
Embarq (formerly Sprint)	7.9%	7.5%	10.1%
Charter	4.8%	3.5%	3.3%
Qwest	3.1%	3.9%	6.1%
DIRECTV	3.0%	3.2%	3.2%
Windstream (formerly Alltel)	3.0%	2.4%	3.0%
Adelphia*	2.2%	1.6%	5.1%

*	Adelphia was acquired by Time Warner and Comcast effective July 31, 2006.
      In August 2006, in accordance with our contractual rights, we notified DIRECTV of our intention to cease performing services for them effective February 2007. Management does not believe that this will have a material impact on our revenues or results of operations.
      Cost of earned revenues includes all direct costs of providing services under our contracts, including costs for construction personnel, subcontractors, operation of capital equipment (excluding depreciation), and insurance. For a majority of our contracts, our customers provide all necessary materials and we provide the personnel, tools, and equipment necessary to perform installation and maintenance services. The materials supplied by our customers are not included in our revenue or costs of sales as the customer retains the financial and performance risk associated with the materials. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our utility locating services. A change in claims experience or actuarial assumptions related to these risks could materially affect our results of operations.
      General and administrative costs include all of our costs at the corporate level, as well as costs of our subsidiaries’ management personnel and administrative overhead. These primarily consist of employee compensation and related expenses, including stock-based compensation, professional fees, provision or recoveries of bad debt expense, and other costs that are not directly related to the provision of services under our customer contracts. Our senior management, including senior managers of our subsidiaries, performs substantially all sales and marketing functions as part of their management responsibilities and, accordingly, we have not incurred material sales and marketing expenses.
Acquisitions
      During December 2005, we acquired the outstanding common stock of Prince for a purchase price of approximately $65.4 million, including transaction fees. Prince installs and maintains customer premise equipment, including set top boxes and cable modems, for leading cable multiple system operators throughout the United States. During September 2004, we acquired certain assets and assumed certain liabilities of RJE Telecom, Inc. (“RJE”) for a cash purchase price of approximately $9.8 million. RJE provides specialty contracting services primarily to telephone companies. In December 2003, we acquired UtiliQuest Holdings Corp. (“UtiliQuest”). In November 2003, we acquired substantially all of the assets of First South Utility Construction, Inc. (“First South”) and assumed certain liabilities associated with these assets.
      As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to successfully integrate any businesses acquired.
Outlook
      The telecommunications industry has undergone and continues to undergo significant changes due to governmental deregulation, advances in technology, increased competition as the telephone and cable industries converge, and growing consumer demand for enhanced and bundled services. As a result of these factors, the networks of our customers increasingly face demands for more capacity and greater reliability which in turn, increases the needs of customers for the services we provide.
      Telecommunications network operators are increasingly relying on the deployment of fiber optic cable technology deeper into their networks and closer to consumers in order to respond to demands for capacity, reliability, and product bundles of voice, video, and high speed data services. Fiber deployments have enabled an increasing number of cable companies to begin to offer voice services in addition to their traditional video and data services. Fiber deployments are also beginning to facilitate the provisioning of video services by local telephone companies in addition to their traditional voice and high speed data services. During 2004 and 2005, several large telephone companies announced fiber to the premise and fiber to the node initiatives as a means to begin to actively compete with cable operators. These initiatives continued through fiscal 2006 and continue to result in demand for our services. This demand for fiber deployments has also been accompanied by the telecommunications industry’s general recovery from the severe industry downturn during 2002 and 2003.
      We believe the latest developments and trends in the telecommunications industry support our outlook for growth. Consistent with historical practice, telecommunications providers have continued to outsource a significant portion of their engineering, construction and maintenance requirements in order to reduce their investment in capital equipment, provide flexibility in workforce sizing, expand product offerings without large increases in incremental hiring and focus on those competencies they consider core to their business success.
      We also provide underground utility locating services to a variety of utility companies including telecommunication providers. Underground excavation is involved in a substantial portion of overall economic activity, including the construction and maintenance of telephone, cable television, power and gas utility networks, the construction and maintenance of roads and highways as well as the construction of new and existing commercial and residential projects. Utility line locating is required prior to underground excavation. The recent trend for outsourcing this requirement, along with the pace of overall economic activity, primarily influences the demand for our utility line locating services.
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
      We have identified the accounting policies below as critical to the accounting for our business operations and the understanding of our results of operations because they involve making significant judgments and estimates used in the preparation of our consolidated financial statements. The impact of these policies on our operations is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. We have discussed the development, selection and application of our critical accounting policies with the Audit Committee of our Board of Directors, and our audit committee has reviewed the disclosure relating to our critical accounting policies in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
      Revenue Recognition. We recognize revenue using the units of delivery or cost-to-cost measures of the percentage of completion method of accounting. The significant majority of our contracts are based on units of delivery and revenue is recognized as each unit is completed. Revenue from other percentage of completion contracts is recognized using cost-to-cost measures and is based on the ratio of contract costs incurred to date to total estimated contract costs. Revenues from services provided under time and material based contracts are recognized when the services are performed. Contract costs include the direct costs of providing services under our contracts, including those for construction personnel, subcontractors, operation of capital equipment (excluding depreciation), and insurance. For the majority of our contracts, our customers provide all necessary materials and we provide the personnel, tools, and equipment to perform installation and maintenance services. The materials supplied by our customers are not included in our revenue or costs of sales as the customer retains the financial and performance risk associated with the materials. The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized.
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

      Self-Insured Claims Liability. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our utility locating services. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as accrued self-insured claims. As of July 29, 2006, the liability for self-insured claims and related accrued processing costs was $59.6 million compared to $50.8 million at July 30, 2005. Based on past experience, we expect $27.1 million of the amount accrued at July 29, 2006 to be paid in the next 12 months.
      We estimate the liability for claims based on facts, circumstances and historical evidence. When loss reserves are recorded they are not discounted, even though they may not be paid until some time in the future. Factors affecting the determination of the expected cost for existing and incurred but not reported claims include, but are not limited to, the frequency of claims, the hazard level of our operations, the payment patterns for incurred claims, changes in the medical condition of claimants, the frequency of use of our health plan by participants, and economic factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations. The increase in accrued self insured claims liability at July 29, 2006 was primarily related to an increase in the frequency and severity of claims, higher deductible levels at UtiliQuest, the timing of our claim payments, and the acquisition of Prince. The calculation of the estimated accrued liability for self-insured claims is inherently subject to uncertainty.
      Excluding Prince, which was acquired in December 2005, we have retained the risk of loss to $1.0 million on a per occurrence basis for workers’ compensation and automobile liability claims for fiscal 2006. For general liability claims, we have retained the risk of loss to $250,000, except with respect to UtiliQuest, for which we have retained the risk of loss to $2.0 million per occurrence.
      For Prince, fiscal 2006 claims related to automobile liability and workers’ compensation were covered under a guaranteed cost program and, for general liability claims, we have retained the risk of loss to $50,000 per occurrence. For certain prior periods, Prince retained the risk of automobile liability, general liability, and workers’ compensation claims up to $250,000. At July 29, 2006, the liability for these claims is included in our accrued self-insured claims liability.
      For fiscal year 2006, we had aggregate stop loss coverage for the above exposures at a stated retention of $40.5 million. For fiscal 2006 we maintained umbrella liability coverage to a policy limit of $100.0 million. Except for Prince, we have retained the risk of loss for automobile liability and general liability and damage claims between $2.0 million and $5.0 million, on a per occurrence basis, with an aggregate stop loss for this layer of $10.0 million. For Prince, we have umbrella liability coverage to a policy limit of $10.0 million for automobile liability and general liability claims that occurred prior to acquisition. For claims related to periods after we acquired Prince, losses above Prince’s policy limit are covered by our stop loss coverage of $40.5 million and the umbrella liability coverage up to a policy limit of $100.0 million. The retention amounts are applicable in substantially all of the states in which we operate. For losses occurring in fiscal 2007, we expect to retain the same risk amounts as for fiscal 2006, except that we will have an aggregate stop loss coverage for these exposures at a stated retention of approximately $38.8 million.
      Excluding Prince, we have retained the risk of loss for claims under our employee health plan occurring in fiscal 2006 to $200,000 per participant on a annual basis. For fiscal 2006, we have an aggregate stop loss coverage for this exposure at the stated retention of approximately $40.1 million. For losses occurring under our employee health plan in fiscal 2007, we expect to retain the same risk and coverage amounts as for fiscal 2006. For fiscal 2006, claims under Prince’s employee health plan were covered under a guaranteed cost program.
      The methods of calculating the estimated accrued liabilities for self-insured claims are inherently subject to uncertainty. If actual results significantly differ from estimates used to calculate the liability, our financial condition, results of operations, and cash flows could be materially impacted.
      Goodwill and Intangible Assets — As of July 29, 2006, we had $216.2 million of goodwill, $4.7 million of indefinite-lived intangible assets and $44.2 million of finite-lived intangible assets, net of accumulated amortization. As of July 30, 2005, we had $194.1 million of goodwill, $4.7 million of indefinite-lived intangible assets and $28.6 million of finite-lived intangible assets, net of accumulated amortization. We account for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Our reporting units are tested annually in accordance with SFAS No. 142 during the fourth fiscal quarter of each year to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of the goodwill or indefinite-lived intangibles may be impaired and written down. Goodwill and other indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If we determine the fair value of the goodwill or other identifiable intangible asset is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income in the consolidated statements of operations.
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. If we determine the fair value of the asset is less than the carrying value, an impairment loss is incurred in an amount equal to the difference. Impairment losses, if any, are reflected in operating income in the consolidated statements of operations.
      We use judgment in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on our projection of revenues, operating costs, and cash flows of each reporting unit considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business or operational strategies. The valuations employ a combination of present value techniques to measure fair value and consider market factors. Generally, we engage third party specialists to assist us with our valuations. Additionally, we use judgment in determining the useful lives of our finite-lived intangible assets. Changes in our judgments and projections could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill.
      As a result of the purchase price allocations from our prior acquisitions and due to our decentralized structure, our goodwill is included in multiple reporting units. Due to the cyclical nature of our business, and the other factors described under “Risk Factors” herein, the profitability of our individual reporting units may periodically suffer from downturns in customer demand and other factors. These factors may have a relatively more pronounced impact on the goodwill at individual reporting units as compared to the impact they would have if goodwill were recorded for the Company as a whole as one reporting unit. If material adverse conditions occur that impact our reporting units, our future determinations of fair value may not support the carrying amount of one or more of our reporting units, and the related goodwill would need to be written down to an amount considered recoverable.
      During the third quarter of fiscal 2006, we recognized a goodwill impairment charge of approximately $14.8 million related to our Can-Am Communications, Inc. (“Can-Am”) reporting unit. Although Can-Am provides services to significant customers, it underperformed compared to previous expectations due to its inability to achieve projected revenue growth and due to operational inefficiencies at existing levels of work. Can-Am began incurring operating losses during fiscal 2006, primarily as a result of poor performance on existing contracts due to high job management costs during the period of reduced work levels. In addition, Can-Am failed to achieve projected revenue growth due to declines in demand from existing customers and its inability to secure new customer work at pricing levels sufficient to offset operating costs. We recently changed the senior management at Can-Am, integrating certain of its operations with another of our subsidiaries in order to improve operational efficiency at the current work levels. However, we are uncertain of the time period that the changes will take to improve the performance of Can-Am and the extent to which the changes may be effective. While management does not expect Can-Am to generate material losses in future periods, we determined that the anticipated cash flows from new opportunities were subject to a higher degree of uncertainty than previously anticipated and that future cash flows would not likely be sufficient to support the carrying value of Can-Am’s goodwill balance.
      The combination of the above factors had the effect of reducing the expected future cash flows of the Can-Am reporting unit over the seven year period used in our SFAS No. 142 impairment analysis and are circumstances that we determined would be more likely than not to reduce the fair value of the reporting unit below its carrying amount. Accordingly, we performed an interim goodwill impairment test as of the end of the fiscal 2006 third quarter. As a result of the impairment analysis, management determined that the estimated fair value of the reporting unit was less than its carrying value and, consequently, a goodwill impairment charge of $14.8 million was recognized to write off Can-Am’s goodwill.
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
      The reduced work levels at WMCC were primarily the result of a reduction in demand from a single significant customer. This was due to the customer’s decisions regarding the allocation of their capital spending away from work that management anticipated would be performed by WMCC. In performing the SFAS No. 142 impairment assessment, management determined that this shift in demand was more than temporary, consequently impacting the seven year period used in our goodwill analysis. This change in the allocation of capital spending by the customer away from work provided by WMCC did not have an adverse impact on our other subsidiaries. The historical cash flows of WMCC had been positive, but trended downward during fiscal 2005 as WMCC incurred losses. This negative trend was the result of unanticipated poor operating performance due to unforeseen job site conditions which impacted productivity, an inability to effectively secure and manage subcontractors at acceptable cost and the under absorption of general and administrative expenses. During the fourth quarter of fiscal 2005 management had expected improvements in operating performance as the level of work increased, however, as a result of the factors specified above WMCC incurred an operating loss during the fourth quarter ended July 30, 2005. As a result of these factors, management determined that WMCC would be unable to meet expected profitability measures at the existing work levels which indicated that the anticipated long-term cash flows from the business would be materially less than previously expected over the seven year cash flow period used in the SFAS No. 142 impairment analysis. Although we have made operational changes in an effort to improve the performance and profitability of WMCC and management does not expect WMCC to generate material losses in future periods, we are uncertain of the time period that the changes will take to improve the performance and the extent to which the changes may be effective.
      The estimate of fair value of each of our reporting units was based on our projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business and operational strategies. The valuations employ a combination of present value techniques to measure fair value and consider market factors. The key assumptions used to determine the fair value of our reporting units during the fiscal 2006 annual impairment test were (a) expected cash flow periods of seven years; (b) terminal values based upon terminal growth rate of between 2.0% and 4.0%; and (c) a discount rate of 13.0% which was based on our best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units. The key assumptions used to determine the fair value of our Can-Am reporting unit during the interim impairment test in fiscal 2006 were (a) expected cash flow periods of seven years; (b) terminal values based upon terminal growth rate of 4.0%; and (c) a discount rate of 13.0% which was based on our best estimate of the weighted average cost of capital adjusted for risks associated with the reporting unit. The key assumptions used to determine the fair value of our reporting units during fiscal 2005, including WMCC, were (a) expected cash flow periods of seven years; (b) terminal values based upon terminal growth rate of 4.0%; and (c) a discount rate of 13.0% which was based on our best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units. Management believes the rates used are consistent with the risks inherent in our current business model and with industry discount rates. Changes in our judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill. A variance in the discount rate used could have had a significant impact on the amount of goodwill impairment charges recorded. For example, a 1% change in the discount rate would have caused an increase or decrease in the WMCC goodwill impairment charges by approximately $0.6 million. Additionally, a 1% change in the discount rate would have changed the estimated fair value of our reporting units and may have caused other reporting units to incur impairment charges.
      The estimated fair value of our reporting units exceeded their carrying value for the annual goodwill impairment test in fiscal 2006. For fiscal 2006, two reporting units, one having a goodwill balance of approximately $23.1 million and the other having a goodwill balance of approximately $8.3 million, have experienced declining revenue and operating results due to a reduction in demand from the customers they serve. This decline is primarily the result of reduced spending by cable providers to upgrade their networks in recent periods compared to historical levels. Our fiscal 2006 annual impairment test of goodwill indicated that the estimated fair value of each of these reporting units was significantly in excess of their carrying values. We believe that the goodwill is recoverable as of July 29, 2006; however, there can be no assurances that the goodwill will not be impaired in future periods.
      Stock-Based Compensation. Our stock-based award programs are intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. As of July 29, 2006, we had seven stock-based compensation plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which amended SFAS No. 123. SFAS No. 123(R) requires that share-based awards granted to employees be fair valued on the date of grant and the related expense recognized over the requisite service period, which is generally the vesting period of the award. SFAS No. 123(R) became effective for the Company on July 31, 2005, the first day of fiscal 2006. Prior to fiscal 2006, the Company accounted for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25 which required recognition of compensation expense using the intrinsic value method, whereby compensation expense was determined as the excess of the market value of the underlying stock over the exercise price of the option at the date of grant. Consequently, no stock-based compensation expense for stock option grants was reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.
      Beginning July 31, 2005, the Company has applied the modified prospective application of SFAS No. 123(R) to all of its stock-based awards. Additionally, during fiscal 2006 the Company has shifted from granting stock options to its employees and officers to granting time-based and performance-based restricted stock awards (see Note 15, Stock-Based Awards in the Notes to Consolidated Financial Statements). In accordance with SFAS No. 123(R), compensation cost must be recognized over the requisite service period if it is probable that the performance condition will be satisfied. We use our best judgment to determine whether it is probable the performance conditions will be satisfied at each reporting period and record compensation costs accordingly; however, the recognition or non-recognition of such compensation cost remains subject to uncertainty. If the performance conditions are not met for performance vesting restricted stock, no compensation costs will be recognized for those shares and any compensation cost recognized previously for those shares will be reversed. Based on the amount of unvested stock options outstanding as of July 29, 2006, the total unrecognized compensation cost is $0.9 million and is expected to be recognized over a weighted-average period of 2.4 years. The total unrecognized compensation cost related to unvested time-based restricted shares as of July 29, 2006 is $2.8 million which is each expected to be recognized over a weighted-average period of 2.4 years. The maximum unrecognized compensation cost related to unvested performance-based awards is $9.1 million. This cost will be recognized over a weighted-average period of 2.4 years if all performance conditions are met and the maximum amount of restricted stock under outstanding awards is granted.
      Prior to the adoption of SFAS No. 123(R), our Compensation Committee approved the accelerated vesting of all unvested stock options granted under the 1998 Incentive Stock Option Plan and the 2003 Long-

term Incentive Plan to employees and officers having per share exercise prices equal to or greater than $23.92 (the closing market price on the date of acceleration, July 21, 2005). Approximately 1.4 million options to purchase shares became exercisable immediately as a result of the vesting acceleration. In the case of officers at or above the level of Senior Vice President, the Compensation Committee imposed a holding period that will require the optionees to refrain from selling common stock acquired upon the exercise of these options (other than shares needed to cover the exercise price and satisfying withholding taxes) until the date on which the exercise would have been permitted under the option’s original vesting terms. The primary purpose of the accelerated vesting was to eliminate future compensation expense we would have otherwise recognized in our consolidated statements of operations with respect to these accelerated options upon the adoption SFAS No. 123(R). The acceleration of the vesting of these options did not result in a charge based on accounting principles generally accepted in the United States. The acceleration resulted in the recognition of an additional $20.6 million pre-tax expense included in the fiscal 2005 pro forma disclosures of stock-based compensation in Note 1 in the Notes to Consolidated Financial Statements and the exclusion of such amounts from compensation expense in future years. As a result of the prior year acceleration and expected future grants, we expect our stock-based compensation expense to continue to increase in fiscal 2007 and fiscal 2008.
      Accounting for Income Taxes. We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Developing our provision for income taxes requires significant judgment regarding the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. We have not recorded any valuation allowances as of July 29, 2006 because management believes that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary basis differences reverse over time. Our judgments are subject to audit by various taxing authorities. While we believe that we have provided adequately for our income tax liabilities in the consolidated financial statements, adverse determinations by taxing authorities could have a material adverse effect on our consolidated financial condition, results of operations, and cash flows.
      Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management analyzes the collectability of accounts receivable balances on a regular basis. This review considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of our future provision for doubtful accounts. We record an increase in the allowance for doubtful accounts when it is probable that a receivable is not collectable and the loss can be reasonably estimated. We believe that none of our significant customers are experiencing significant financial difficulty as of July 29, 2006. Any increase in the allowance account has a corresponding negative effect on our results of operations.
      Contingencies and Litigation. In the ordinary course of our business, we are involved in certain legal proceedings. SFAS No. 5, “Accounting for Contingencies”, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. If only a range of probable loss can be determined, we accrue for our best estimate within the range for the contingency. In those cases where none of the estimates within the range is better than another, we accrue for the amount representing the low end of the range in accordance with SFAS No. 5. As additional information becomes available, we reassess the potential liability related to our pending contingencies and litigation and revise our estimates. Revisions of our estimates of the potential liability could materially impact our results of operations. Additionally, if the final outcome of such litigation and contingencies differs adversely from that currently expected, it would result in a charge to earnings when determined.

Results of Operations
      We use a fiscal year ending on the last Saturday in July. Fiscal 2006 and fiscal 2005 consisted of 52 weeks. Fiscal 2004 consisted of 53 weeks.
      The following table sets forth, as a percentage of revenues earned, our consolidated statements of operations for the periods indicated:

	Fiscal Year Ended

	July 29, 2006		July 30, 2005		July 31, 2004

	(dollars in millions)
Revenues	$1,023.7	100.0%	$986.6	100.0%	$872.7	100.0%
Expenses:
Cost of earned revenue, excluding depreciation	835.9	81.7	785.6	79.6	673.6	77.2
General and administrative	80.9	7.9	79.7	8.1	75.4	8.6
Depreciation and amortization	48.0	4.7	46.6	4.7	42.1	4.8
Goodwill impairment charge	14.8	1.5	29.0	2.9	—	—

Total	979.5	95.7	940.9	95.4	791.1	90.6

Gain on sale of accounts receivable	—	—	—	—	11.4	1.3
Interest income	1.9	0.2	1.3	0.1	0.8	0.1
Interest expense	(12.0)	(1.2)	(0.4)	—	(1.0)	(0.1)
Other income, net	6.4	0.6	12.0	1.2	4.3	0.5

Income before income taxes	40.4	4.0	58.6	5.9	97.1	11.1
Provision for income taxes	22.3	2.2	34.3	3.5	38.5	4.4

Net income	$18.2	$1.8%	$24.3	2.5%	$58.6	6.7%

Year Ended July 29, 2006 Compared to Year Ended July 30, 2005
      Revenues. The following table presents information regarding total revenues by type of customer for the fiscal years ended July 29, 2006 and July 30, 2005:

	Fiscal Year Ended

	July 29, 2006		July 30, 2005
						%
	Revenue	% of Total	Revenue	% of Total	Increase	Increase

	(dollars in millions)
Telecommunications	$745.9	72.9%	$733.0	74.3%	$12.9	1.8%
Utility line locating	218.4	21.3%	213.2	21.6%	5.3	2.5%
Electric utilities and other customers	59.3	5.8%	40.5	4.1%	18.9	46.7%

Total contract revenues	$1,023.7	100.0%	$986.6	100.0%	$37.0	3.8%

      Revenues increased $37.0 million, or 3.8%, in fiscal 2006 as compared to fiscal 2005. Of this increase, $12.9 million was a result of an increase in specialty contracting services provided to telecommunications companies, $5.3 million was a result of increased underground utility locating services revenues, and $18.9 million was due to increased revenues from construction and maintenance services provided to electric utilities and other customers. Prince, acquired in December 2005 and RJE, acquired in September 2004, contributed $65.8 million and $54.0 million, respectively, of revenues from telecommunications services during fiscal 2006. The following table presents revenue by type of customer excluding the amounts attributed to the Prince and RJE acquisitions:

	Fiscal Year Ended

	July 29,	July 30,	Increase	% Increase
	2006	2005	(Decrease)	(Decrease)

	(dollars in millions)
Telecommunications	$626.1	$690.0	$(63.9)	(9.3)%
Utility line locating	218.4	213.2	5.3	2.5%
Electric utilities and other customers	59.3	40.5	18.9	46.7%

	903.9	943.6	(39.7)	(4.2)%
Revenues from businesses acquired in fiscal 2006 and fiscal 2005	119.8	43.0	76.8	178.4%

Total contract revenues	$1,023.7	$986.6	$37.0	3.8%

      Excluding revenue from acquired companies for each fiscal year, revenues from telecommunications services for fiscal 2006 were $626.1 million compared to $690.0 million for fiscal 2005, a decrease of 9.3%. This decrease in telecommunications service revenues was primarily attributable to a decrease in revenue from a significant customer engaged in a fiber deployment project and due to a decrease in revenue from another significant customer that completed an upgrade project to their network in fiscal 2005. The decrease was partially offset by a net increase of $47.9 million for hurricane restoration services performed in fiscal 2006 as compared to fiscal 2005, and from revenues from new contracts with existing customers.
      Total revenues from underground utility line locating for fiscal 2006 were $218.4 million compared to $213.2 million for fiscal 2005, an increase of 2.5%. This increase is primarily the result of additional work performed for existing customers and work performed related to the hurricanes that impacted the Southeastern United States during the later part of calendar 2005.
      Our total revenues from electric utilities and other construction and maintenance services increased $18.9 million, or 46.7%, in fiscal 2006 as compared to fiscal 2005. The increase was primarily attributable to work pursuant to a specific customer contract that commenced in the later part of fiscal 2005, which we completed during the first half of fiscal 2006, and additional work performed for both existing and new customers.
      Costs of Earned Revenues. Costs of earned revenues increased $50.3 million to $835.9 million in fiscal 2006 from $785.6 million in fiscal 2005. The primary components of this dollar increase were equipment and other direct costs, direct labor and subcontractor costs taken together, and direct materials, which increased $25.5 million, $18.8 million, and $6.0 million, respectively. These increases were primarily due to higher levels of operations during fiscal 2006, including the operations of Prince since its acquisition in December 2005. As a percentage of contract revenues, costs of earned revenues increased 2.0% for fiscal 2006, as compared to fiscal 2005. Increases for equipment and other direct costs contributed 1.9% of the increase, primarily due to increased overall insurance costs as a result of higher premiums and loss development activity for self insured claims, and increased fuel and rental costs for our vehicles and equipment. These increases were partially offset by a decrease as a percentage of contract revenues of 0.3% in direct labor and subcontracted labor, combined, primarily as a result of less subcontracted labor in the current fiscal year as compared to the prior year, which enabled us to reduce our total labor costs in proportion to our contract revenues.
      General and Administrative Expenses. General and administrative expenses increased $1.2 million to $80.9 million for fiscal 2006 as compared to $79.7 million in fiscal 2005. The increase in total general and administrative expenses for fiscal 2006 was primarily a result of an increase in stock-based compensation expenses compared to fiscal 2005 as a result of SFAS No. 123(R) implementation and from general and administrative costs of Prince, which was acquired in December 2005. These dollar amount increases were partially offset by decreased professional fees primarily as a result of a reduction in Sarbanes Oxley related costs, as fiscal 2005 was the first year of implementation, and improved bad debt experience during fiscal 2006 compared to fiscal 2005. The total amount of stock-based compensation expense for fiscal 2006 was $4.7 million as compared to $1.0 million for fiscal 2005. The increase in stock-based compensation resulted from applying SFAS No. 123(R) to our unvested stock options outstanding and restricted stock awards granted to employees and officers in December 2005 (see Note 15 in Notes to Condensed Consolidated Financial Statements). Prior to SFAS No. 123(R) our stock-based awards primarily consisted of stock options, for which we did not recognize expense as we accounted for stock-based compensation under APB Opinion No. 25. In accordance with SFAS No. 123(R), we now recognize compensation expense for stock options over the vesting period. Our restricted stock grants are also accounted for under SFAS No. 123(R) and we have recognized compensation expense based on the fair value at the date of grant over the requisite service periods of the awards.
      General and administrative expenses as a percentage of contract revenues were 7.9% and 8.1% in fiscal 2006 and fiscal 2005, respectively. The decrease in general and administrative expenses as a percentage of contract revenues is primarily a result of the effect of the Prince acquisition, which increased contract revenues at a greater rate than its increase to general and administrative costs. We also incurred lower Sarbanes Oxley related costs in fiscal 2006 as compared to fiscal 2005, which contributed to the percentage decrease in general and administrative expenses. Offsetting the decline in general and administrative costs as a percentage of contract revenue was $4.7 million of stock-based compensation expense in fiscal 2006 due to implementation of SFAS No. 123(R) as compared to $1.0 million in fiscal 2005.
      Depreciation and Amortization. Depreciation and amortization increased to $48.0 million in fiscal 2006 from $46.6 million in fiscal 2005 and remained consistent as a percentage of contract revenues at 4.7% in both fiscal 2006 and fiscal 2005. The dollar amount of the increase for fiscal 2006 compared to fiscal 2005 is primarily a result of the addition of fixed assets and amortizing intangibles relating to the acquisition of Prince in December 2005. These increases were partially offset by fixed assets becoming fully depreciated during the period.
      Goodwill impairment charge. During the third quarter of fiscal 2006, we recognized a goodwill impairment charge of $14.8 million related to our Can-Am reporting unit. Although Can-Am provides services to significant customers, it has underperformed compared to previous expectations due to its inability to achieve projected revenue growth and due to operational inefficiencies at existing levels of work. Can-Am began incurring operating losses during fiscal 2006, primarily as a result of poor performance on existing contracts due to high job management costs during the period of reduced work levels. In addition, Can-Am failed to achieve projected revenue growth due to declines in demand from existing customers and its inability to secure new customer work at pricing levels sufficient to offset operating costs. We recently changed the senior management at Can-Am, integrating certain of its operations with another of our subsidiaries, in order to improve operational efficiency at the current work levels. However, we are uncertain of the time period that the changes will take to improve the performance of Can-Am and the extent to which the changes may be effective. While management does not expect Can-Am to generate material losses in future periods, we determined that the anticipated cash flows from new opportunities were subject to a higher degree of uncertainty than previously anticipated and that future cash flows would not likely be sufficient to support the carrying value of Can-Am’s goodwill balance.
      The combination of the above factors had the effect of reducing the expected future cash flows of the Can-Am reporting unit over the seven year period used in our SFAS No. 142 impairment analysis and are circumstances that we determined would be more likely than not to reduce the fair value of the reporting unit below its carrying amount. Accordingly, we performed an interim goodwill impairment test as of April 29, 2006. As a result of the impairment analysis, management determined that the estimated fair value of the reporting unit was less than its carrying value and, consequently, a goodwill impairment charge was recognized to write off Can-Am’s goodwill.

      During fiscal 2005, we recognized a goodwill impairment charge of approximately $29.0 million related to our WMCC reporting unit as a result of our fiscal 2005 annual impairment analysis. This determination was primarily the result of a change in management’s expectations of long-term cash flows from reduced work levels for a significant customer, a shift in the timing of expected cash flows from another customer to later periods in our forecast which reduced the present value of the future cash flows from this customer and WMCC’s operational underperformance during the fourth quarter of 2005. The combination of these factors had an adverse impact on the anticipated future cash flows of the WMCC reporting unit used in the annual impairment analysis performed during the fourth quarter of fiscal 2005.
      The reduced work levels at WMCC were primarily the result of a reduction in demand from a single significant customer. This was due to the customer’s decisions regarding the allocation of their capital spending away from work that management anticipated would be performed by WMCC. In performing the SFAS No. 142 impairment assessment, management determined that this shift in demand was more than temporary, consequently impacting the seven year period used in our goodwill analysis. This change in the allocation of capital spending by the customer away from work provided by WMCC did not have an adverse impact on other subsidiaries of ours. The historical cash flows of WMCC had been positive, but trended downward during fiscal 2005 as WMCC incurred losses. This negative trend was the result of unanticipated poor operating performance due to unforeseen job site conditions which impacted productivity, an inability to effectively secure and manage subcontractors at acceptable cost and the under absorption of general and administrative expenses. During the fourth quarter of fiscal 2005 management had expected improvements in operating performance as the level of work increased, however, as a result of the factors specified above WMCC incurred an operating loss during the fourth quarter ended July 30, 2005. As a result of these factors, management determined that WMCC would be unable to meet expected profitability measures at the existing work levels which indicated that the anticipated long-term cash flows from the business would be materially less than previously expected over the seven year cash flow period used in the SFAS No. 142 impairment analysis. Although we have made operational changes in an effort to improve the performance and profitability of WMCC and management does not expect WMCC to generate material losses in future periods, we are uncertain of the time period that the changes will take to improve the performance and the extent to which the changes may be effective.
      Interest Income. Interest income increased to $1.9 million for fiscal 2006 as compared to $1.3 million for fiscal 2005. The increase for fiscal 2006 as compared to prior year is primarily a result of higher interest rates during fiscal 2006.
      Interest Expense. Interest expense increased to $12.0 million for fiscal 2006 as compared to $0.4 million for fiscal 2005. The increase is due to the issuance of $150.0 million of 8.125% senior subordinated notes (“Notes”) and $33.0 million of borrowings from our Credit Facility. The issuance of the Notes and the borrowing from our Credit Facility were used to purchase 8.76 million shares of our common stock in October 2005 and used in connection with our acquisition of Prince in December 2005. The $33.0 million in borrowing from our Credit Facility has subsequently been repaid.
      Other Income, Net. Other income decreased to $6.4 million for fiscal 2006 as compared to $12.0 million for fiscal 2005. The decrease was primarily a result of a lesser number of assets sold during fiscal 2006 as compared to fiscal 2005.
      Income Taxes. The following table presents our income tax expense and effective income tax rate for fiscal 2006 and fiscal 2005 (dollars in millions):

	Fiscal Year Ended

	July 29, 2006	July 30, 2005

Income taxes	$22.3	$34.3
Effective income tax rate	55.0%	58.5%
      Our effective income tax rate for fiscal 2006 and fiscal 2005 was significantly higher than the applicable statutory rates in the jurisdictions where we operate as a result of the non-cash goodwill impairment charges of $14.8 million and $29.0 million in fiscal 2006 and fiscal 2005, respectively. Those impairment charges are not deductible for income tax purposes. Other variations in our tax rate are primarily attributable to the impact of other non-deductible and non-taxable items for tax purposes in relation to a lower pre-tax income during fiscal 2006 as compared to fiscal 2005.
      Net Income. Net income was $18.2 million in fiscal 2006 as compared to $24.3 million in fiscal 2005.
Year Ended July 30, 2005 Compared to Year Ended July 31, 2004
      We use a fiscal year ending on the last Saturday in July. Fiscal 2005 consisted of 52 weeks and fiscal 2004 consisted of 53 weeks.
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

      Excluding revenue from RJE and First South for each fiscal period, revenues from telecommunications services for fiscal 2005 were $642.6 million compared to $649.5 million for fiscal 2004, a decrease of 1.1%. This decrease in telecommunications service revenues was primarily attributable to revenues from two customers that were completing upgrade projects to their networks and a decline in revenue from a construction and maintenance contract with a significant customer. The decrease was offset in part by revenues from one of our significant customers engaged in a fiber deployment project, and general increases in construction activities for other telecommunications customers.

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
      Cost of Earned Revenues. Costs of earned revenues increased $112.1 million to $785.6 million for fiscal 2005 from $673.6 million for fiscal 2004. The increase in cost of earned revenues was primarily the result of increased levels of operations during the period. The primary components of this dollar increase were direct labor, subcontractor costs, direct materials, equipment and other direct costs which increased $48.3 million, $36.4 million, $9.8 million and $17.5 million, respectively, due to higher levels of operations during fiscal 2005. Labor and labor related costs, including subcontractor costs, as a percentage of cost of earned revenues remained constant at 77% in fiscal 2005 and fiscal 2004. As a percentage of revenues, costs of earned revenues increased 2.4% for fiscal 2005 as compared to fiscal 2004. Included in cost of earned revenues for fiscal 2004 was a $2.3 million charge recorded to payroll tax expense in connection with a federal employment tax audit. Excluding this charge, costs of earned revenues as a percentage of revenues increased 2.7% for fiscal 2005 as compared to fiscal 2004. This change included increases of 1.8% for direct labor and 0.5% for subcontractor costs. These increases were in part the result of higher utility locating services as a percentage of total revenue which generally has higher labor costs as a percentage of cost of earned revenue. We also incurred difficult weather conditions during the first quarter of fiscal 2005, additional costs associated with the ramp-up of activities for a fiber deployment project of a significant customer, and additional costs associated with the demobilization activities for a significant customer that completed an upgrade project to its broadband network.
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
      Goodwill Impairment Charge. During fiscal 2005, we recognized a goodwill impairment charge of approximately $29.0 million related to our WMCC reporting unit as a result of our fiscal 2005 annual impairment analysis. This determination was primarily the result of a change in management’s expectations of long-term cash flows from reduced work levels for a significant customer, a shift in the timing of expected cash flows from another customer to later periods in our forecast which reduced the present value of the future cash flows from this customer and WMCC’s operational underperformance during the fourth quarter of 2005. The combination of these factors had an adverse impact on the anticipated future cash flows of the WMCC reporting unit used in the annual impairment analysis performed during the fourth quarter of fiscal 2005.

      The reduced work levels at WMCC were primarily the result of a reduction in demand from a single significant customer. This was due to the customer’s decisions regarding the allocation of their capital spending away from work that management anticipated would be performed by WMCC. In performing the SFAS No. 142 impairment assessment, management determined that this shift in demand was more than temporary, consequently impacting the seven year period used in our goodwill analysis. This change in the allocation of capital spending by the customer away from work provided by WMCC did not have an adverse impact on other subsidiaries of ours. The historical cash flows of WMCC had been positive, but trended downward during fiscal 2005 as WMCC incurred losses. This negative trend was the result of unanticipated poor operating performance due to unforeseen job site conditions which impacted productivity, an inability to effectively secure and manage subcontractors at acceptable cost and the under absorption of general and administrative expenses. During the fourth quarter of fiscal 2005 management had expected improvements in operating performance as the level of work increased, however, as a result of the factors specified above WMCC incurred an operating loss during the fourth quarter ended July 30, 2005. As a result of these factors, management determined that WMCC would be unable to meet expected profitability measures at the existing work levels which indicated that the anticipated long-term cash flows from the business would be materially less than previously expected over the seven year cash flow period used in the SFAS No. 142 impairment analysis. Although we have made operational changes in an effort to improve the performance and profitability of WMCC and management does not expect WMCC to generate material losses in future periods, we are uncertain of the time period that the changes will take to improve the performance and the extent to which the changes may be effective.
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
      Other Income, net. Other income, which primarily includes net gains on the sale of idle assets, increased $7.7 million to $12.0 million for fiscal 2005 compared to $4.3 million for fiscal 2004. The increase was a combination of greater numbers of assets sold during fiscal 2005 as compared to fiscal 2004, as well as improved pricing for those assets.
      Income Taxes. The following table presents our income tax expense and effective income tax rate for fiscal 2005 and fiscal 2004 (dollars in millions):

	Fiscal Year Ended

	July 30, 2005	July 31, 2004

Income taxes	$34.3	$38.5
Effective income tax rate	58.5%	39.7%
      Our effective income tax rate increased 18.9% as a result of the non-cash goodwill impairment charge of $29.0 million in fiscal 2005 which was a non deductible item for income tax purposes. The remaining change in our effective income tax rate was attributable to fluctuations in non-deductible and non taxable items for tax purposes in relation to our pre- tax income and fluctuations in state apportionment rates.
      Net income. Net income was $24.3 million in fiscal 2005 as compared to a $58.6 million in fiscal 2004.

Liquidity and Capital Resources
      Capital requirements. We primarily use capital to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. Our working capital needs are influenced by our level of operations and generally increase with higher levels of revenues. Additionally, our working capital requirements are influenced by the timing of the collection of accounts receivable outstanding from our customers for work previously performed. We don’t believe any of our significant customers are experiencing significant financial difficulty as of July 29, 2006. Our sources of cash have historically been operating activities, debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property.
      We expect capital expenditures, net of disposals, to range from $40.0 million to $45.0 million for fiscal 2007. Our level of capital expenditures can vary depending on the expected timing of contract performance, overall economic growth, customer demand for our services and the replacement cycle we select for our equipment. We intend to fund these expenditures primarily from operating cash flows, availability under our Credit Agreement and cash on hand.
      Cash and cash equivalents totaled $27.3 million at July 29, 2006 compared to $83.1 million at July 30, 2005.

	Fiscal Year Ended

	July 29, 2006	July 30, 2005	July 31, 2004

	(dollars in millions)
Net cash flows:
Provided by operating activities	$102.3	$87.4	$124.2
Used in investing activities	$(113.0)	$(34.0)	$(168.8)
(Used in) provided by financing activities	$(45.1)	$(1.8)	$1.3
      Cash from operating activities. During fiscal 2006, net cash provided by operating activities was $102.3 million and was comprised primarily of net income, adjusted for the gain on disposal of assets and non-cash items. Non-cash items during fiscal 2006 primarily included depreciation, amortization, stock-based compensation, deferred income taxes, gain on disposal of assets, and a goodwill impairment charge of approximately $14.8 million. Changes in working capital and changes in other long term assets and liabilities combined provided $22.5 million of operating cash flow during fiscal 2006. Components of the working capital changes which provided operating cash flow for fiscal 2006 included decreases in accounts receivable of $28.2 million attributable to increased collection activities, a decrease in other assets and current assets of $8.8 million as a result of a decrease in prepaid insurance and other prepaid costs, and increases in income taxes payable, of $0.9 million due to the timing of our income tax payments. Additionally, we had net increases in accrued self-insured claims and other liabilities of $0.4 million primarily attributable to $3.6 million in interest payable at July 29, 2006 associated with our Notes, partially offset by decreased other accrued construction costs as a result of timing of payments. Components of the working capital changes which used operating cash flow for fiscal 2006 were increases in net unbilled revenue of $12.2 million due to current period operating levels and billing activity, and decreases in accounts payable of $3.6 million attributable to the timing of receipt and payment of invoices. Based on fourth quarter revenues, days sales outstanding for accounts receivable, net was 51.4 days as of July 29, 2006 compared to 58.4 days at July 30, 2005. Based on fourth quarter revenues, days sales outstanding for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, was 27.7 days as of July 29, 2006 compared to 23.6 days at July 30, 2005. The decrease in days sales outstanding for accounts receivable and costs and estimated earnings in excess of billings, net is due to increased collection efforts and payment patterns of our customers.
      During fiscal 2005, net cash provided from operating activities of $87.4 million was comprised primarily of net income, adjusted for the gain on disposal of assets and non-cash items. Non-cash items during fiscal 2005 primarily included depreciation, amortization, non-cash compensation, deferred income taxes, gain on disposal of assets, and a $29.0 million goodwill impairment charge. Changes in working capital items during fiscal year 2005 used $9.4 million of operating cash flow and consisted of increases in accounts receivable and costs and estimated earnings in excess of billings of $25.9 million and $3.3 million, respectively, and an increase in other current assets and other assets, net, of $5.4 million. The increase in accounts receivable and costs and estimated earnings in excess of billings at the end of fiscal 2005 was primarily due to a change in our mix of customers to those with slower payment patterns. These cash flow decreases were partially offset by a net increase in income taxes of $15.1 million due to the timing of payments, an increase in accounts payable of $2.8 million attributable to the timing of receipt and payment of invoices, and an increase in accrued self-insured claims and other liabilities of $6.7 million attributable to increased operating levels. Based on fourth quarter revenues, days sales outstanding was 58.4 days as of July 30, 2005 compared to 49.8 days at July 31, 2004, for accounts receivable, net. Based on fourth quarter revenues, days sales outstanding was 23.6 days as of July 30, 2005 compared to 21.8 days at July 31, 2004, for costs and estimated earnings in excess of billings, net.
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
      Cash used in investing activities. For fiscal 2006, net cash used in investing activities was $113.0 million. During fiscal 2006, we paid $65.4 million in connection with the acquisition of Prince and $57.1 million for capital expenditures. The fiscal 2006 capital expenditures included approximately $7.0 million that was accrued as of July 30, 2005. Cash used in investing activities was offset in part by $9.8 million in proceeds from the sale of idle assets. Restricted cash increased $0.3 million during fiscal 2006 and there were no net proceeds during fiscal 2006 from the sale and purchase of short-term investments.
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
      Cash used in financing activities. Net cash used in financing activities was $45.1 million for fiscal 2006. Proceeds from long-term debt were $248.0 million in fiscal 2006 and consisted of $98.0 million in borrowings on our revolving Credit Agreement (“Credit Agreement”) and the issuance of the Notes having an aggregate principal balance of $150.0 million. The Notes and Credit Agreement are guaranteed by substantially all of our subsidiaries. During fiscal 2006, we incurred $4.8 million in debt issuance costs in connection with the Credit Agreement borrowings and the Notes. The proceeds from these borrowings were used to repurchase 8.76 million shares of our common stock for an aggregate purchase price of $186.2 million, including fees and expenses, and for the purchase of Prince. During fiscal 2006, we repaid the $98.0 million of borrowings under our Credit Agreement and made principal payments of $6.6 million on capital leases and other notes payable. Proceeds from the exercise of stock options totaled $2.8 million for fiscal 2006. Additionally, we repurchased 10,542 shares of restricted stock that vested to certain of our officers and remitted approximately $0.2 million to the Internal Revenue Service to satisfy the required tax withholdings in fiscal 2006.
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

Compliance with Senior Notes and Credit Agreement
      The indenture governing the Notes contains certain covenants that restrict our ability to make certain payments, including the payment of dividends, incur additional indebtedness and issue preferred stock, create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell assets, and enter into transactions with affiliates. As of July 29, 2006, we were in compliance with all covenants and conditions under the Notes.
      In connection with issuance of the Notes, we entered into an amendment (“the Amendment”) to our Credit Agreement, which expires in December 2009. After giving effect to the Amendment, we are required to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.0., (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain consolidated tangible net worth, which shall be calculated at the end of each fiscal quarter, of not less than $50.0 million plus 50% of consolidated net income (if positive) from September 8, 2005 to the date of computation plus 75% of the equity issuances made from September 8, 2005 to the date of computation. As of July 29, 2006, we had no outstanding borrowings and $44.7 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are primarily issued to insurance companies as part of our self-insurance program. At July 29, 2006, we had borrowing availability of $145.7 million under the Credit Agreement and were in compliance with all financial covenants and conditions under the Credit Agreement.
      Contractual Obligation. The following tables set forth our outstanding contractual obligations, including related party leases, as of July 29, 2006:

				Greater
	Less Than			Than
	1 Year	1-3 Years	4-5 Years	5 Years	Total

	(dollars in thousands)
Notes	$—	$—	$—	$150,000	$150,000
Notes and Loans Payable	4,669	9	—	—	4,678
Interest Payments on Debt (excluding capital leases)	12,279	24,375	24,375	54,843	115,872
Capital Lease Obligations (including interest)	515	—	—	—	515
Operating Leases	6,986	7,346	2,305	3,865	20,502
Employment Agreements	3,223	2,200	—	—	5,423

Total	$27,672	$33,930	$26,680	$208,708	$296,990

Off- Balance Sheet Arrangements
      Performance Bonds and Guarantees — We have obligations under performance bonds related to certain of our customer contracts as of July 29, 2006. Performance bonds generally give our customer the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our obligations under the contract. The estimated cost to complete the performance bonds is approximately $16.4 million on $32.9 million of outstanding performance bonds as of July 29, 2006. As of July 29, 2006, no events have occurred in which the customers have exercised their rights under the performance bonds.
      Included in the above amount is an outstanding performance bond of $10.6 million issued in favor of a customer where we are no longer the party performing under the contract. This guarantee for the third party performance arose in connection with the disposition of the contract that is the subject of such bond. The term of the bond is less than one year and we expect the obligations under the customer contract to be performed in a satisfactory manner by the current performing party. In accordance with FIN No. 45, “Accounting and Disclosure Requirements for Guarantees”, we have recorded the estimated fair market value of the guarantee of approximately $0.1 million in accrued liabilities as of July 29, 2006. We are not holding any collateral; however, we have recourse to the party performing the contract with respect to claims related to periods subsequent to our disposition of the contract.
      Related party transactions. We lease administrative offices from entities related to officers of certain of our subsidiaries. The total expense under these arrangements for fiscal 2006, 2005, and 2004 was $1.3 million, $1.3 million, and $1.5 million, respectively. Additionally, we paid approximately $0.6 million in subcontracting services to entities related to officers of certain of our subsidiaries and paid approximately $0.2 million to officers of certain of our subsidiaries for other business purposes.
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
      Backlog. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts, including master service agreements. In many instances our customers are not contractually committed to specific volumes of services under a contract. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with customers and our experience in procurements of this nature. For certain multi-year projects relating to fiber deployments for one of our significant customers, we have included in the July 29, 2006 backlog amounts relating to anticipated work through the remainder of calendar years 2006 and 2007. With respect to these projects, in the July 30, 2005 backlog, we included only those amounts for work through the remainder of calendar 2005. These fiber deployment projects, when initially installed, are not required for the day-to-day provision of services by that customer. Consequently, the fiber deployment projects of this customer generally have been subject to more uncertainty, as compared to those of our other customers, with regards to activity levels. We have taken our current approach to the backlog for these fiber deployment projects as a result of the customer’s expressed continued commitment to the program and having agreed to pricing through calendar year 2007. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time.
      Our backlog at July 29, 2006 and July 30, 2005 was $1.425 billion and $1.137 billion, respectively. We expect to complete approximately 53% of our current backlog during the next twelve months.

Seasonality and Quarterly Fluctuations
      Our revenues are affected by seasonality as most of our work is performed outdoors. As a result, our operations are impacted by extended periods of inclement weather. Generally, inclement weather is more likely to occur during the winter season which falls during our second and third fiscal quarters. In addition, a disproportionate percentage of total paid holidays fall within our second quarter, which impacts the number of available workdays and paid holiday expense.
      In addition, we have experienced and expect to continue to experience quarterly variations in revenues and net income as a result of other factors, including:

•	the timing and volume of customers’ construction and maintenance projects,

•	seasonal budgetary spending patterns of customers,

•	the commencement or termination of master service agreements and other long-term agreements with customers,

•	costs incurred to support growth internally or through acquisitions,

•	fluctuation in results of operations caused by acquisitions,

•	fluctuation in the employer portion of payroll taxes as a result of reaching the limitation on social security withholdings,

•	changes in mix of customers, contracts, and business activities, and

•	fluctuations in insurance expense due to changes in claims experience and actuarial assumptions.
      Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.
Recently Issued Accounting Pronouncements
      In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140.” The Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” to clarify or amend provisions regarding the fair value measurement of financial instruments with embedded derivatives and the recording of interests in securitized financial assets, among other things. The statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have an impact on our results of operations, financial position, or cash flows.
      In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140.” The Statement amends SFAS No. 140. and establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. The statement is effective beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 is not expected to have an impact on our results of operations, financial position, or cash flows.
      In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on July 29, 2007, the first day of fiscal 2008. FIN 48 is not expected to have a material effect on our results of operations, financial position, or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We have market risk exposure related to interest rates on our cash and equivalents and our debt obligations. The impact on cash and equivalents held as of July 29, 2006 using a hypothetical 50 basis point change in interest rates would result in a change to interest income or expense of approximately $0.1 million. We manage this risk by investing in short-term investments with market rates of interest.
      As of July 29, 2006, outstanding long-term debt included our $150.0 million Notes which bear a fixed rate of interest of 8.125% and are due in 2015. Due to the fixed rate of interest on the Notes, changes in interest rates would not have an impact on our interest expense. The fair value of the Notes as of July 29, 2006 based on quoted market prices totaled approximately $150.6 million. There exists market risk sensitivity on the fair value of the fixed rate Notes due to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect at July 29, 2006 would result in an increase or decrease in the fair value of the Notes of approximately $5.0 million, calculated on a discounted cash flow basis. In addition, we have approximately $4.7 million of notes payable that bear interest at fixed rates and are due during fiscal 2007 and approximately $0.5 million of capital leases with varying rates of interest due during fiscal 2007. A hypothetical 50 basis point change in interest rates in effect at July 29, 2006 on these notes payable or capital leases would not result in a material change in the fair value due to the short-term maturity of the debt obligations. As of July 29, 2006 there were no amounts outstanding under our Credit Agreement, which generally permits borrowings at variable rate of interest. We manage the interest rate risk on our all of debt primarily through the use of fixed and variable rate debt.
      We also have market risk for foreign currency exchange rates related to our operations in Canada. As of July 29, 2006, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.

Item 8.	Financial Statements and Supplementary Data
      Our consolidated financial statements and related notes and Report of Independent Registered Public Accounting Firm follow on subsequent pages of this report.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 29, 2006 AND JULY 30, 2005

	July 29,	July 30,
	2006	2005

	(dollars in thousands,
	except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$27,268	$83,062
Accounts receivable, net	146,906	161,321
Costs and estimated earnings in excess of billings	79,546	65,559
Deferred tax assets, net	13,223	12,535
Inventories	7,981	8,116
Other current assets	9,384	11,286

Total current assets	284,308	341,879

PROPERTY AND EQUIPMENT, net	126,646	117,145

OTHER ASSETS:
Goodwill	216,194	194,123
Intangible assets, net	48,939	33,320
Other	13,928	10,242

Total other assets	279,061	237,685

TOTAL	$690,015	$696,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,052	$37,185
Current portion of debt	5,169	2,749
Billings in excess of costs and estimated earnings	397	464
Accrued self-insured claims	27,088	28,166
Income taxes payable	4,979	6,598
Other accrued liabilities	45,109	43,550

Total current liabilities	111,794	118,712
LONG-TERM DEBT	150,009	4,179
ACCRUED SELF-INSURED CLAIMS	32,471	22,652
DEFERRED TAX LIABILITIES, net non-current	5,997	1,299
OTHER LIABILITIES	289	57

Total liabilities	300,560	146,899

COMMITMENTS AND CONTINGENCIES, Notes 10, 16 and 18
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 40,612,059 and 48,865,186 issued and outstanding, respectively	13,536	16,288
Additional paid-in capital	176,850	355,575
Deferred compensation	—	(2,950)
Accumulated other comprehensive loss	(8)
Retained earnings	199,077	180,897

Total stockholders’ equity	389,455	549,810

TOTAL	$690,015	$696,709

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 29, 2006, JULY 30, 2005, AND JULY 31, 2004

	2006	2005	2004

	(dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$1,023,673	$986,627	$872,716

EXPENSES:
Costs of earned revenues, excluding depreciation	835,889	785,616	673,562
General and administrative (including stock-based compensation expense of $4.7 million, $1.0 million, and $0.5 million, respectively)	80,868	79,727	75,356
Depreciation and amortization	47,955	46,593	42,066
Goodwill impairment charge	14,835	28,951	—

Total	979,547	940,887	790,984

Gain on sale of accounts receivable	—	—	11,359
Interest income	1,912	1,341	775
Interest expense	(11,990)	(417)	(963)
Other income, net	6,382	11,970	4,277

INCOME BEFORE INCOME TAXES	40,430	58,634	97,180

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	22,451	28,072	35,044
Deferred	(201)	6,248	3,503

Total	22,250	34,320	38,547

NET INCOME	$18,180	$24,314	$58,633

EARNINGS PER COMMON SHARE:
Basic earnings per share	$0.43	$0.50	$1.21

Diluted earnings per share	$0.43	$0.49	$1.20

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	41,835,966	48,746,745	48,348,509

Diluted	42,056,597	49,184,570	48,819,766

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JULY 29, 2006, JULY 30, 2005, AND JULY 31, 2004

					Accumulated
	Common Stock		Additional		other
			paid-in	Deferred	comprehensive	Retained
	Shares	Amount	capital	compensation	loss	earnings

	(dollars in thousands)
Balances at July 26, 2003	47,986,768	$15,996	$336,394	$—	$—	$97,950
Stock options exercised	324,877	108	4,524	—	—	—
Income tax benefit from stock options exercised	—	—	681	—	—	—
Common stock issued in connection with acquisition	175,840	59	4,126	—	—	—
Issuance of restricted stock	105,000	35	2,767	(2,802)	—	—
Stock-based compensation	—	—	—	411	—	—
Restricted stock issued to directors	3,564	1	78	—	—	—
Net income	—	—	—	—	—	58,633

Balances at July 31, 2004	48,596,049	16,199	348,570	(2,391)	—	156,583
Stock options exercised and other	215,990	71	3,897	—	—	—
Income tax benefit from stock options exercised	—	—	1,563	—	—	—
Issuance of restricted stock	50,000	17	1,461	(1,477)	—	—
Stock-based compensation	—	—	—	918	—	—
Restricted stock issued to directors	3,147	1	84	—	—	—
Net income	—	—	—	—	—	24,314

Balances at July 30, 2005	48,865,186	16,288	355,575	(2,950)	—	180,897
Reclassification of deferred compensation pursuant to SFAS No. 123(R)	—	—	(2,950)	2,950	—	—
Stock options exercised	199,034	66	2,751	—	—	—
Income tax benefit from stock options exercised	—	—	393	—	—	—
Issuance of restricted stock, net	317,336	106	(106)	—	—	—
Stock-based compensation	—	—	4,630	—	—	—
Restricted stock repurchased for tax withholdings	(10,542)	(3)	(229)	—	—	—
Repurchases of common stock	(8,763,451)	(2,922)	(183,313)	—	—	—
Restricted stock issued to directors	4,496	1	99	—	—	—
Other comprehensive loss	—	—	—	—	(8)	—
Net income	—	—	—	—	—	18,180

Balances at July 29, 2006	40,612,059	$13,536	$176,850	$—	$(8)	$199,077

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 29, 2006, JULY 30, 2005, AND JULY 31, 2004

	2006	2005	2004

	(dollars in thousands)
OPERATING ACTIVITIES:
Net Income	$18,180	$24,314	$58,633
Adjustments to reconcile net cash inflow from operating activities:
Depreciation and amortization	47,955	46,593	42,066
Bad debts (recovery) expense, net	(466)	767	776
Gain on disposal of assets	(5,908)	(11,018)	(3,042)
Gain on sale of accounts receivable	—	—	(11,359)
Deferred income tax (benefit) expense	(201)	6,248	3,503
Stock-based compensation expense	4,730	1,003	490
Amortization of debt issuance costs	679	488	532
Goodwill impairment charge	14,835	28,951	—
Excess tax benefit from share-based awards	(48)	—	—
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in operating assets:
Proceeds on sale of receivables, net	—	—	34,242
Accounts receivable, net	28,214	(25,884)	11,997
Costs and estimated earnings in excess of billings, net	(12,223)	(3,326)	(17,853)
Income taxes receivable	—	6,988	—
Other current assets	8,419	(6,817)	(1,751)
Other assets	429	1,398	2,194
Increase (decrease) in operating liabilities:
Accounts payable	(3,621)	2,837	8,409
Accrued self-insured claims and other liabilities	386	6,729	4,338
Income taxes payables	914	8,161	(8,957)

Net cash provided by operating activities	102,274	87,432	124,218

INVESTING ACTIVITIES:
Restricted cash	(291)	2,924	(91)
Capital expenditures	(57,140)	(64,543)	(35,882)
Proceeds from sale of assets	9,810	16,178	7,234
Purchase of short-term investments	(79,985)	(65,649)	(106,758)
Proceeds from the sale of short-term investments	79,985	85,659	141,898
Cash paid for acquisitions, net of cash acquired	(65,391)	(8,527)	(175,202)

Net cash used in investing activities	(113,012)	(33,958)	(168,801)

FINANCING ACTIVITIES:
Debt issuance costs	(4,804)	(1,434)	—
Proceeds from long-term debt	248,000	—	85,000
Principal payments on long-term debt	(104,650)	(4,329)	(88,368)
Repurchases of common stock	(186,235)	—	—
Excess tax benefit from share-based awards	48	—	—
Restricted stock tax withholdings	(232)	—	—
Exercise of stock options and other	2,817	3,968	4,632

Net cash (used in) provided by financing activities	(45,056)	(1,795)	1,264

Net (decrease)/increase in cash and equivalents	(55,794)	51,679	(43,319)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	83,062	31,383	74,702

CASH AND EQUIVALENTS AT END OF YEAR	$27,268	$83,062	$31,383

See notes to consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (CONTINUED)
FOR THE YEARS ENDED JULY 29, 2006, JULY 30, 2005, AND JULY 31, 2004

	2006	2005	2004

	(dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$7,751	$435	$1,140
Income taxes	$24,136	$13,984	$46,170

Income tax benefit from stock options exercised and restricted stock vested, net	$393	$1,563	$681

Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$976	$—	$—

During the year ended July 29, 2006, the Company acquired Prince Telecom Holdings, Inc. See Note 3.
Fair market value of net assets acquired	$65,391

Cash paid for acquisition	$65,391

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
      In December 2005, the Company acquired the outstanding common stock of Prince Telecom Holdings, Inc. (“Prince”). In September 2004, the Company acquired certain assets and assumed certain liabilities of RJE Telecom, Inc. (“RJE”). In December 2003, the Company acquired UtiliQuest Holdings Corp. (“UtiliQuest”). In November 2003, the Company acquired substantially all of the assets of First South Utility Construction, Inc. and assumed certain liabilities associated with these assets. These acquisitions were accounted for using the purchase method of accounting and the Company’s results include the results of these entities from their respective acquisition dates.
      Accounting Period — The Company uses a fiscal year ending the last Saturday in July. Fiscal 2006 and 2005 consisted of 52 weeks, and fiscal 2004 consisted of 53 weeks.
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
      Revenue Recognition — The Company primarily recognizes revenue using the units of delivery or cost-to-cost measures of the percentage of completion method of accounting. The significant majority of the Company’s contracts are based on units of delivery and revenue is recognized as each unit is completed. Revenue from other contracts is recognized using cost-to-cost measures of the percentage of completion method and is based on the ratio of contract costs incurred to date to total estimated contract costs. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. Revenues from services provided under time and materials based contracts are recognized when the services are performed.
      The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized.
      Allowance for Doubtful Accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period they become known. Management analyzes the collectability of accounts receivable balances each period. This review considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and any other relevant factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of the Company’s future provision for doubtful accounts.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Cash and Equivalents — Cash and equivalents include cash balances on deposit in banks, overnight repurchase agreements, certificates of deposit, commercial paper, and various other financial instruments having an original maturity of three months or less.
      Restricted Cash — As of July 29, 2006 and July 30, 2005, the Company had approximately $3.9 million and $3.6 million, respectively, in restricted cash which is held as collateral in support of projected workers’ compensation, automobile and general liability obligations. Restricted cash is included in other current assets and other assets in the consolidated balance sheets and changes in restricted cash are reported in cash flows from investing activities in the consolidated statements of cash flows.
      Short-term Investments — At July 29, 2006 the Company had no short-term investments. Short-term investments have historically consisted of market auction rate debt securities classified as “available for sale” securities. The Company maintained its investments with various financial institutions and minimized its credit risk associated with investments by only investing in investment grade, liquid securities. The securities were reported at fair value and the Company used market quotes provided by third parties to adjust the carrying value of its investments to fair value at the end of each period with any related unrealized gains and losses included as a separate component of stockholders’ equity, net of applicable taxes. Realized gains and losses are included in earnings. There was no material realized or unrealized gains or losses related to the securities for any of the fiscal years presented.
      Inventories — Inventories consist primarily of materials and supplies used in the Company’s business and are carried at the lower of cost (first-in, first out) or market (net realizable value). No material obsolescence reserve has been recorded for any of the periods presented.
      Property and Equipment — Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives range from: buildings — 20-31 years; leasehold improvements — the term of the respective lease or the estimated useful life of the improvements, whichever is shorter; new vehicles — 3-7 years; used vehicles — 1-7 years; new equipment and machinery — 2-10 years; used equipment and machinery — 1-10 years; and furniture and fixtures — 3-10 years. Amortization of capital lease assets is included in depreciation expense. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income.
      Goodwill and Intangible Assets — As of July 29, 2006, the Company had $216.2 million of goodwill, $4.7 million of indefinite-lived intangible assets and $44.2 million of finite-lived intangible assets, net of accumulated amortization. As of July 30, 2005, the Company had $194.1 million of goodwill, $4.7 million of indefinite-lived intangible assets and $28.6 million of finite-lived intangible assets, net of accumulated amortization. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company’s reporting units are tested annually in accordance with SFAS No. 142 during the fourth fiscal quarter of each year to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of the goodwill or indefinite-lived intangibles may be impaired and written down. Goodwill and other indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If the Company determines the fair value of the goodwill or other identifiable intangible asset is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income in the consolidated statements of operations. See Note 7.
      In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Determination of

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. If the Company determines the fair value of the asset is less than the carrying value, an impairment loss is incurred in an amount equal to the difference. Impairment losses, if any, are reflected in operating income in the consolidated statements of operations.
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
      As a result of the purchase price allocations from the Company’s prior acquisitions and due to the Company’s decentralized structure, the Company’s goodwill is included in multiple reporting units that comprise the carrying value of the Company’s goodwill. Due to the cyclical nature of the business, the highly competitive industry, and as the Company’s revenues are derived from a few customers, the profitability of the Company’s individual reporting units may periodically suffer from downturns in customer demand and other factors. These factors may have a relatively more pronounced impact on the individual reporting units as compared to the Company as a whole and might adversely affect the fair value of the reporting units. If material adverse conditions occur that impact the Company’s reporting units, the Company’s future determinations of fair value may not support the carrying amount of one or more of the Company’s reporting units, and the related goodwill would need to be written down to an amount considered recoverable.
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
      Self-Insured Claims Liability — The Company retains the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with utility locating services. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as accrued self-insured claims. Claims are estimated and developed by the Company based on facts, circumstances and historical evidence. The self-insured claims liability and the related accrued processing costs totaled $59.6 million and $50.8 million at July 29, 2006 and July 30, 2005, respectively, and included incurred but not reported losses of approximately $25.4 million and $24.7 million, respectively. Based on past experience, the Company expects approximately $27.1 million of the amounts accrued at July 29, 2006 to be paid in the next 12 months.
      Factors affecting the determination of the expected cost for existing and incurred but not reported claims include, but are not limited to, the frequency of claims, the hazard level of the Company’s operations, the payment patterns for incurred claims, changes in the medical conditions of claimants, the frequency of use of the Company’s health plan by participants, and economic factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations. The calculation of the estimated accrued liability for self-insured claims is inherently subject to uncertainty.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income Taxes — The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.
      Per Share Data — Basic earnings per share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share includes the weighted average common shares outstanding for the period plus dilutive potential common shares, including time and performance vesting restricted shares and stock options using the treasury stock method. Performance vesting restricted shares are included in diluted earnings per share calculations if all the necessary performance conditions are satisfied by the end of the period. Common stock equivalents related to stock options are excluded from diluted earnings per share calculations if their effect would be anti-dilutive. See Note 2.
      Accounting for Stock-Based Compensation — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which amended SFAS No. 123. SFAS No. 123(R) requires that share-based awards granted to employees be fair valued on the date of grant and the related expense recognized over the requisite service period, which is generally the vesting period of the award. SFAS No. 123(R) became effective for the Company on July 31, 2005, the first day of fiscal 2006. Prior to fiscal 2006, the Company accounted for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25 which required recognition of compensation expense based on the intrinsic value of the equity instrument awarded. Consequently, no stock-based compensation expense for stock option grants was reflected in net income as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Beginning July 31, 2005, the Company has applied the modified prospective application of SFAS No. 123(R) and accordingly has not restated results for prior periods. As a result of applying SFAS No. 123(R) to unvested stock options at July 31, 2005, the Company’s income before income taxes was $1.6 million lower for fiscal 2006, and the Company’s net income was $1.3 million, or $0.03 per basic and diluted share, lower for fiscal 2006. Additionally, there was an immaterial effect on cash flows from operating and financing activities.
      For fiscal 2006, 2005, and 2004, approximately $4.7 million, $1.0 million, and $0.5 million, respectively, in compensation expense has been recognized in general and administrative expenses in the consolidated statement of operations related to stock options and restricted stock. The fiscal 2005 and 2004 stock-based compensation expense includes amounts for restricted stock grants only. Compensation expense for these awards is based on the fair value at the original grant date. The total tax benefit recognized related to stock options and restricted stock for fiscal 2006, 2005, and 2004 was approximately $1.4 million, $0.4 million, and $0.2 million, respectively. During fiscal 2006, 2005, and 2004, the Company received cash of $2.8 million, $4.0 million, and $4.6 million, respectively, from the exercise of stock options and realized a tax benefit of approximately $0.6 million, $1.6 million, and $0.7 million, respectively.
      During the fourth quarter of fiscal 2005, the Company’s Compensation Committee approved the accelerated vesting of all unvested stock options granted to employees and officers under the 1998 Incentive Stock Option Plan and the 2003 Long-term Incentive Plan having per share exercise prices equal to or greater than $23.92 (the closing market price on the date of acceleration). Approximately 1.4 million options to purchase shares became exercisable immediately as a result of the vesting acceleration. In the case of officers at or above the level of Senior Vice President, the Compensation Committee imposed a holding period that will require the optionees to refrain from selling common stock acquired upon the exercise of these options (other than shares needed to cover the exercise price and satisfying withholding taxes) until the date on which the exercise would have been permitted under the option’s original vesting terms. The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would have otherwise recognized in its consolidated statement of operations with respect to these accelerated options upon the adoption SFAS No. 123(R). The acceleration of the vesting of these options did not result in a charge based

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on accounting principles generally accepted in the United States of America. The acceleration did result in the recognition of an additional $20.6 million of pre-tax expense included in the pro forma disclosures in fiscal 2005 and the exclusion of such amounts from compensation expense in future years.
      Pro forma information under SFAS No. 123 regarding stock option grants made to the Company’s employees and directors for periods prior to fiscal 2006 is presented below (dollars in thousands, except per share amounts):

	Fiscal Year Ended

	2005	2004

Net income, as reported	$24,314	$58,633
Deduct: Stock-based employee compensation expense determined under fair value based methods for awards, net of related tax effects	(22,953)	(5,239)

Pro forma net income	$1,361	$53,394

Earnings per share:
Basic — as reported	$0.50	$1.21

Basic — pro forma	$0.03	$1.10

Diluted — as reported	$0.49	$1.20

Diluted — pro forma	$0.03	$1.09

      The amount of compensation expense recognized in fiscal 2006 and the amounts included in the pro forma disclosures above may not be representative of future stock-based compensation expense as the fair value of stock-based awards on the date of grant is amortized over the vesting period, and the vesting of certain options were accelerated in fiscal 2005 as described above.
      Comprehensive Income — During fiscal 2006, 2005, and 2004, the Company did not have any material changes in its equity resulting from non-owner sources and, accordingly, comprehensive income approximated the net income amounts presented for the respective periods in the accompanying Consolidated Statements of Operations.
      Fair Value of Financial Instruments — SFAS No. 107, “Fair Value of Financial Instruments” requires certain disclosures regarding the fair value of financial instruments. The Company’s financial instruments consist primarily of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable and accrued expenses, and long-term debt. Excluding the Company’s 8.125% senior subordinated notes due October 2015, the carrying amounts of these instruments approximate their fair value due to the short maturity of these items. The Company determined that the fair value of the 8.125% senior subordinated notes at July 29, 2006 was $150.6 million based on quoted market prices compared to a carrying value of $150.0 million.
      Recently Issued Accounting Pronouncements — In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140.” The Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” to clarify or amend provisions regarding the fair value measurement of financial instruments with embedded derivatives and the recording of interests in securitized financial assets, among other things. The statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have an impact on the Company’s results of operations, financial position, or cash flows.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140.” The Statement amends SFAS No. 140. and establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. The statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 is not expected to have an impact on the Company’s results of operations, financial position, or cash flows.
      In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 is not expected to have a material effect on the Company’s results of operations, financial position, or cash flows.

2.	Computation of Earnings Per Share
      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share includes the weighted average common shares outstanding for the period plus dilutive potential common shares, including time and performance vesting restricted shares and stock options using the treasury stock method. Performance vesting restricted shares are included in diluted earnings per share calculations if all the necessary performance conditions are satisfied by the end of the period. Common stock equivalents related to stock options are excluded from diluted earnings per share calculations if their effect would be anti-dilutive.

	Fiscal Year Ended

	2006	2005	2004

	(dollars in thousands, except per share amounts)
Net income available to common stockholders (numerator)	$18,180	$24,314	$58,633

Weighted-average number of common shares (denominator)	41,835,966	48,746,745	48,348,509

Basic earnings per common share	$0.43	$0.50	$1.21

Weighted-average number of common shares	41,835,966	48,746,745	48,348,509
Potential common stock arising from stock options and restricted shares	220,631	437,825	471,257

Total shares-diluted (denominator)	42,056,597	49,184,570	48,819,766

Diluted earnings per common share	$0.43	$0.49	$1.20

Antidilutive weighted shares excluded from the calculation of earnings per share	2,612,460	1,690,194	1,844,819

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions
      During September 2004, the Company acquired certain assets and assumed certain liabilities of RJE for a cash purchase price of approximately $9.8 million. RJE provides specialty contracting services primarily to telephone companies.
      In December 2005, the Company acquired the outstanding common stock of Prince for a purchase price of approximately $65.4 million including transaction fees and $5.6 million placed in escrow. The escrowed amount is available to satisfy certain potential indemnification obligations of the sellers pursuant to the acquisition agreement. Of the $5.6 million escrowed, $3.9 million will be released to the sellers 12 months after closing, while the remaining $1.7 million will be released to the sellers after 24 months, so long as in either instance the amounts are not subject in whole or part to any claims. Prince provides specialty contracting services for leading cable multiple system operators throughout the United States. These services include the installation and maintenance of customer premise equipment, including set top boxes and cable modems. The Company borrowed $65.0 million under its credit agreement to fund the acquisition.
      The Company accounted for the above acquisitions using the purchase method of accounting. Accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The purchase price allocation for the Prince acquisition is preliminary as the Company continues to assess the valuation of the acquired assets and liabilities. Purchase price in excess of fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. The purchase price of Prince and RJE consisted of the following (dollars in thousands):

	Prince	RJE

Cash paid	$65,100	$9,710
Transaction costs	291	67

Total purchase price	$65,391	$9,777

      Management determined the fair values used in the purchase price allocation for identifiable intangible assets with the assistance of an independent valuation specialist based on historical data, estimated discounted future cash flows, and expected royalty rates for trademarks and tradenames among other information.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Goodwill of approximately $3.0 million is expected to be deductible for tax purposes related to the Prince acquisition. The purchase price of Prince and RJE have been allocated as follows (dollars in thousands):

	Prince	RJE

Assets:
Accounts receivable, net	$13,291	$4,278
Costs and estimated earnings in excess of billings	1,831	3,735
Other current assets	6,091	—
Property and equipment	5,806	395
Goodwill	38,489	—
Intangible assets — customer relationships	18,400	1,423
Intangible assets — tradenames	1,500	—
Other assets	557	37

Total assets	85,965	9,868

Liabilities:
Accounts payable	2,125	—
Accrued liabilities	9,495	91
Notes and capital leases — short term	4,743	—
Deferred tax liability, net non-current	4,211	—

Total liabilities	20,574	91

Net assets acquired	$65,391	$$9,777

      The operating results of the above acquisitions are included in the accompanying consolidated financial statements from their acquisition dates. The following unaudited pro forma information presents the Company’s consolidated results of operations as if the Prince and RJE acquisitions had occurred on August 1, 2004, the first day of the Company’s 2005 fiscal year. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these acquisitions occurred at the beginning of the periods presented nor is it indicative of future results. Included in the pro forma amounts for fiscal 2006 is $6.2 million of non-recurring charges incurred by Prince prior to the acquisition which were directly related to the transaction. The charges included stock-based compensation expense related to Prince’s outstanding stock options and an advisory fee paid to an investment bank.

	Fiscal Year Ended

	2006	2005

	(dollars in thousands, except
	per share data)
Total revenues	$1,064,447	$1,076,705
Income before income taxes	34,237	58,692
Net income	14,457	24,143
Earnings per share:
Basic	$0.35	$0.50
Diluted	$0.34	$0.49

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accounts Receivable
      Accounts receivable consist of the following:

	2006	2005

	(dollars in thousands)
Contract billings	$145,698	$160,579
Retainage	2,304	1,977
Other receivables	868	1,610

Total	148,870	164,166
Less allowance for doubtful accounts	1,964	2,845

Accounts receivable, net	$146,906	$161,321

      The allowance for doubtful accounts changed as follows:

	Fiscal Year Ended

	July 29, 2006	July 30, 2005

	(dollars in thousands)
Allowance for doubtful accounts at beginning of year	$2,845	$3,788
Additions (credited against) charged to bad debt expense, net	(466)	767
Additions to allowance from acquisitions	7	215
Amounts charged against the allowance, net of recoveries	(422)	(1,925)

Allowance for doubtful accounts at end of year	$1,964	$2,845

      As of July 29, 2006 and July 30, 2005, the Company expected to collect all retainage balances within the next twelve months. Additionally, the Company believes that none of its significant customers were experiencing significant financial difficulty as of July 29, 2006.

5.	Costs and Estimated Earnings on Contracts in Excess of Billings
      Costs and estimated earnings in excess of billings, net, consists of the following:

	2006	2005

	(dollars in thousands)
Costs incurred on contracts in progress	$63,850	$52,805
Estimated to date earnings	15,696	12,754

Total costs and estimated earnings	79,546	65,559
Less billings to date	397	464

	$79,149	$65,095

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$79,546	$65,559
Billings in excess of costs and estimated earnings	(397)	(464)

	$79,149	$65,095

      The Company primarily recognizes revenue for services from contracts that are based on units of delivery or cost-to-cost measures of the percentage of completion method. The above amounts aggregate these contracts.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment
      Property and equipment consists of the following:

	2006	2005

	(dollars in thousands)
Land	$3,953	$4,088
Buildings	9,292	9,469
Leasehold improvements	2,111	1,667
Vehicles	157,450	141,124
Furniture and fixtures	30,106	25,629
Equipment and machinery	112,525	106,885

Total	315,437	288,862
Less accumulated depreciation	188,791	171,717

Property and equipment, net	$126,646	$117,145

      Depreciation expense and repairs and maintenance expense for fiscal 2006, 2005, and 2004 including amounts for assets subject to capital leases were as follows (dollars in thousands):

	Fiscal Year Ended

	2006	2005	2004

	(dollars in thousands)
Depreciation expense	$43,675	$43,285	$39,890
Repairs and maintenance expense	$18,098	$17,314	$15,587

7.	Goodwill and Intangible Assets
      As of July 29, 2006, the Company had $216.2 million of goodwill, $4.7 million of indefinite-lived intangible assets and $44.2 million of finite-lived intangible assets, net of accumulated amortization. As of July 30, 2005, the Company had $194.1 million of goodwill, $4.7 million of indefinite-lived intangible assets and $28.6 million of finite-lived intangible assets, net of accumulated amortization. The carrying value of goodwill changed during fiscal 2006 due to the addition of goodwill resulting from the Prince acquisition totaling approximately $38.5 million, the impairment loss at the Company’s Can-Am Communications, Inc. (“Can-Am”) reporting unit described below of approximately $14.8 million and the adjustment to the purchase price allocation for a prior acquisition related to the expiration of an income tax contingency in the amount of approximately $1.6 million.
      During the third quarter of fiscal 2006, the Company recognized a goodwill impairment charge of approximately $14.8 million related to its Can-Am reporting unit. Although Can-Am provides services to significant customers, it underperformed compared to previous expectations due to its inability to achieve projected revenue growth and due to operational inefficiencies at existing levels of work. Can-Am began incurring operating losses during fiscal 2006, primarily as a result of poor performance on existing contracts due to high job management costs during the period of reduced work levels. In addition, Can-Am failed to achieve projected revenue growth due to declines in demand from existing customers and its inability to secure new customer work at pricing levels sufficient to offset operating costs. The Company recently changed the senior management at Can-Am, integrating certain of its operations with another subsidiary of the Company, in order to improve operational efficiency at the current work levels. However, the Company is uncertain of the time period that the changes will take to improve the performance of Can-Am and the extent to which the changes may be effective. While the Company does not expect Can-Am to generate material losses in future periods, it has determined that the anticipated cash flows from new opportunities were subject to a higher

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
degree of uncertainty than previously anticipated and that future cash flows would not likely be sufficient to support the carrying value of Can-Am’s goodwill balance.
      The combination of the above factors had the effect of reducing the expected future cash flows of the Can-Am reporting unit over the seven year period used in the SFAS No. 142 impairment analysis and are circumstances which were determined would be more likely than not to reduce the fair value of the reporting unit below its carrying amount. Accordingly, the Company performed an interim goodwill impairment test as of April 29, 2006. As a result of the impairment analysis, the Company determined that the estimated fair value of the reporting unit was less than its carrying value and, consequently, a goodwill impairment charge was recognized to write off Can-Am’s goodwill.
      As a result of the Company’s fiscal 2005 annual impairment analysis, it was determined that the goodwill of the Company’s White Mountain Cable Construction (“WMCC”) reporting unit was impaired and consequently recorded a goodwill impairment charge of approximately $29.0 million during the fourth quarter of fiscal 2005. This determination was primarily the result of a change in management’s expectations of long-term cash flows from reduced work levels for a significant customer, a shift in the timing of expected cash flows from another customer to later periods in our forecast which reduced the present value of the future cash flows from this customer and WMCC’s operational underperformance during the fourth quarter of 2005. The combination of these factors had an adverse impact on the anticipated future cash flows of the WMCC reporting unit used in the annual impairment analysis performed during the fourth quarter of fiscal 2005.
      The reduced work levels at WMCC were primarily the result of a reduction in demand from a single significant customer. This was due to the customer’s decisions regarding the allocation of their capital spending away from work that management anticipated would be performed by WMCC. In performing the SFAS No. 142 impairment assessment, management determined that this shift in demand was more than temporary, consequently impacting the seven year period used in the Company’s goodwill analysis. This change in the allocation of capital spending by the customer away from work provided by WMCC did not have an adverse impact on other subsidiaries of the Company. The historical cash flows of WMCC had been positive, but trended downward during fiscal 2005 as WMCC incurred losses. This negative trend was the result of unanticipated poor operating performance due to unforeseen job site conditions which impacted productivity, an inability to effectively secure and manage subcontractors at acceptable cost and the under absorption of general and administrative expenses. During the fourth quarter of fiscal 2005 management had expected improvements in operating performance as the level of work increased, however, as a result of the factors specified above WMCC incurred an operating loss during the fourth quarter ended July 30, 2005. As a result of these factors, management determined that WMCC would be unable to meet expected profitability measures at the existing work levels which indicated that the anticipated long-term cash flows from the business would be materially less than previously expected over the seven year cash flow period used in the SFAS No. 142 impairment analysis. Although the Company has made operational changes in an effort to improve the performance and profitability of WMCC and it does not expect WMCC to generate material losses in future periods, the Company is uncertain of the time period that the changes will take to improve the performance and the extent to which the changes may be effective.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s intangible assets consist of the following:

	Useful Life
	in Years	2006	2005

		(dollars in thousands)
Carrying amount:
Covenants not to compete	5-7	$1,189	$1,189
UtiliQuest tradename	Indefinite	4,700	4,700
Tradenames	4-15	1,825	325
Customer relationships	5-15	50,660	32,261
Backlog	4	953	953

		59,327	39,428
Accumulated amortization:
Covenants not to compete		816	634
Tradenames		306	187
Customer relationships		8,313	4,476
Backlog		953	811

		10,388	6,108

Net		$48,939	$33,320

      For finite-lived intangible assets, amortization expense for fiscal 2006, 2005, and 2004 was $4.3 million, $3.3 million, and $2.2 million, respectively. The customer relationships and trade name of Prince totaling $18.4 million and $1.5 million, respectively, acquired in fiscal 2006, each have an estimated useful life of 15 years. Amortization for the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset. Amortization for the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible assets. Estimated amortization expense for fiscal 2007 through fiscal 2011 and thereafter for amortizing intangibles is as follows (dollars in thousands):

2007	$4,769
2008	$4,735
2009	$4,242
2010	$3,771
2011	$3,484
Thereafter	$23,238

8.	Accrued Self-Insured Claims
      The Company retains the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Excluding Prince, which was acquired in December 2005, the Company has retained the risk of loss to $1.0 million on a per occurrence basis for workers’ compensation and automobile liability claims for fiscal 2006. For general liability claims, the Company has retained the risk of loss to $250,000, except with respect to UtiliQuest, for which the Company has retained the risk of loss to $2.0 million per occurrence.
      For Prince, fiscal 2006 claims related to automobile liability and workers’ compensation were covered under a guaranteed cost program and, for general liability claims, the Company has retained the risk of loss to $50,000 per occurrence. For certain prior periods, Prince retained the risk of automobile liability, general

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liability, and workers’ compensation claims up to $250,000. At July 29, 2006, the liability for these claims is included in our accrued self-insured claims liability.
      For fiscal year 2006, the Company had aggregate stop loss coverage for the above exposures at a stated retention of $40.5 million. For fiscal 2006 the Company maintained umbrella liability coverage to a policy limit of $100.0 million. Except for Prince, the Company has retained the risk of loss for automobile liability and general liability and damage claims between $2.0 million and $5.0 million, on a per occurrence basis, with an aggregate stop loss for this layer of $10.0 million. For Prince, the Company has umbrella liability coverage to a policy limit of $10.0 million for automobile liability and general liability claims that occurred prior to acquisition. For claims related to periods after we acquired Prince, losses above this policy limit are covered by the Company’s stop loss coverage of $40.5 million and the umbrella liability coverage of to a policy limit of $100.0 million The retention amounts are applicable in substantially all of the states in which the Company operates.
      Excluding Prince, the Company has retained the risk of loss for claims under the Company’s employee health plan occurring in fiscal 2006 to $200,000 per participant on a annual basis. For fiscal 2006, the Company has an aggregate stop loss coverage for this exposure at the stated retention of approximately $40.1 million. For fiscal 2006, claims under Prince’s employee health plan were covered under a guaranteed cost program.
      Accrued self-insured claims consist of the following:

	2006	2005

	(dollars in thousands)
Amounts expected to be paid within one year:
Accrued auto, general liability and workers’ compensation	$15,116	$13,538
Accrued employee group health	3,115	3,782
Accrued damage claims	8,857	10,846

	27,088	28,166
Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers’ compensation	24,111	18,175
Accrued damage claims	8,360	4,477

	32,471	22,652

Total accrued self-insured claims	$59,559	$50,818

9.	Other Accrued Liabilities
      Other accrued liabilities consist of the following:

	2006	2005

	(dollars in thousands)
Accrued payroll and related taxes	$21,810	$15,844
Accrued employee bonus and benefit costs	6,423	8,734
Accrued construction costs	5,971	9,789
Interest payable	3,632	72
Other	7,273	9,111

Total other accrued liabilities	$45,109	$43,550

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt
      The Company’s debt consists of the following:

	2006	2005

	(dollars in thousands)
Senior subordinated notes	$150,000	$—
Capital leases	500	3,266
Notes payable	4,678	3,662

	155,178	6,928
Less: current portion	5,169	2,749

Long-term debt	$150,009	$4,179

      In October 2005, Dycom Investments, Inc., a wholly owned subsidiary of the Company, issued $150.0 million principal amount of 8.125% senior subordinated notes (“Notes”) due October 2015. Interest payments are due semi-annually on April 15th and October 15th of each year. The Notes are guaranteed by certain subsidiaries of the Company (see Note 21). The indenture governing the Notes contains certain covenants that restrict the ability of the Company and its subsidiaries to make certain payments, including the payment of dividends, incur additional indebtedness and issue preferred stock, create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell assets, or enter into transactions with affiliates. As of July 29, 2006, the Company was in compliance with all covenants and conditions under the Notes. In connection with issuance of the Notes, the Company entered into a First Amendment (“the Amendment”) to its five year $300 million unsecured revolving Credit Agreement (“Credit Agreement”). The Credit Agreement was originally entered into during fiscal 2005 and includes a $100 million sublimit for the issuance of letters of credit. After giving effect to the Amendment, the Company is required to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.00, (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain consolidated tangible net worth, which shall be calculated at the end of each fiscal quarter, of not less than $50.0 million plus 50% of consolidated net income (if positive) from September 8, 2005 to the date of computation plus 75% of the equity issuances made from September 8, 2005 to the date of computation. The aggregate proceeds from the issuance of the Notes, together with $33.0 million of borrowings under the Credit Agreement and cash on hand, were used to repurchase 8.76 million shares of the Company’s common stock in October 2005 (see Note 14).
      In December 2005, the Company borrowed $65.0 million under the Credit Agreement in connection with the acquisition of Prince (see Note 3). During fiscal 2006, the Company repaid $98.0 million of borrowings under the Credit Agreement. As of July 29, 2006, the Company had no outstanding borrowings and $44.7 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are primarily issued to insurance companies as part of the Company’s self-insurance program. At July 29, 2006, the Company had borrowing availability of $145.7 million under the Credit Agreement and was in compliance with all financial covenants and conditions.
      The Company has $0.5 million in capital lease obligations and $4.7 million in other notes payable. The capital lease obligations and notes payable were assumed in connection with the fiscal 2004 acquisition of UtiliQuest and the fiscal 2006 acquisition of Prince. The capital leases include obligations for certain vehicles and computer equipment and expire at various dates in fiscal 2007. The other notes payable include a $3.6 million note due in November 2006 bearing interest at 6%, payable semi-annually on March 31 and September 30; and a $1.1 million note due September 2006 bearing interest at 5.2%, payable monthly.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Maturities of the Company’s debt, including long-term and current, are as follows (dollars in thousands):

2007	$5,184
2008	9
2009	—
2010	—
2011	—
Thereafter	150,000

155,193
Portion representing interest on capital leases	(15)

$155,178

11.	Income Taxes
      The components of the provision (benefit) for income taxes are as follows:

	Fiscal Year Ended

	2006	2005	2004

	(dollars in thousands)
Current:
Federal	$19,549	$24,015	$30,313
State	2,902	4,057	4,731

	22,451	28,072	35,044

Deferred:
Federal	(283)	5,374	3,013
Foreign	128	—	—
State	(46)	874	490

	(201)	6,248	3,503

Total tax provision	$22,250	$34,320	$38,547

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The deferred tax provision is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The deferred tax assets and liabilities are comprised of the following:

	2006	2005

	(dollars in thousands)
Deferred tax assets:
Self-insurance and other non-deductible reserves	$25,664	$20,327
Allowance for doubtful accounts and reserves	1,004	1,095
Goodwill and intangibles	—	2,180
Other	1,622	2,780

	$28,290	$26,382

Deferred tax liabilities:
Property and equipment	$13,484	$15,146
Goodwill and intangibles	7,580	—

	$21,064	$15,146

Net deferred tax assets	$7,226	$11,236

      The Company believes that it is more likely than not that the deferred tax assets will be realized through future taxable income. The difference between the total tax provision and the amount computed by applying the statutory federal income tax rates to pre-tax income is as follows:

	Fiscal Year Ended

	2006	2005	2004

	(dollars in thousands)
Statutory rate applied to pre-tax income	$14,151	$20,522	$34,013
State taxes, net of federal tax benefit	1,857	3,205	3,394
Write-down of goodwill, with no tax benefit	5,192	10,133	—
Tax effect of non-deductible items	1,731	1,075	833
Non-taxable interest income	(82)	(107)	(92)
Other items, net	(599)	(508)	399

Total tax provision	$22,250	$34,320	$38,547

12.	Other income, net
      The components of other income, net, are as follows:

	Fiscal Year Ended

	2006	2005	2004

	(dollars in thousands)
Gain on sale of fixed assets	$5,908	$11,018	$3,042
Miscellaneous income	474	952	1,235

Total other income, net	$6,382	$11,970	$4,277

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Employee Benefit Plans
      The Company and its subsidiaries sponsor contribution plans that provide retirement benefits to all employees that elect to participate. Under the plans, participating employees may defer up to 15% of their base pre-tax compensation. The Company contributes 30% of the first 5% of base compensation that a participant contributes to the Plan. The Company’s contributions were $1.2 million, $0.9 million, and $0.8 million in fiscal 2006, 2005, and 2004, respectively.

14.	Capital Stock
      On September 12, 2005, the Company announced that its Board of Directors had approved a repurchase of up to 9.5 million outstanding shares of the Company’s common stock, at a price per share not less than $18.50 and not greater than $21.00 through a “Dutch Auction” tender offer. The final number of shares purchased under the tender offer, which expired on October 11, 2005, was 8.76 million shares. These shares were purchased at a price of $21.00 per share for an aggregate purchase price of $186.2 million, including fees and expenses. The Company cancelled these repurchased shares in the period repurchased. The tender offer was funded with proceeds from the issuance of Notes having an aggregate principal balance of $150.0 million, borrowings of $33.0 million from the Credit Agreement (see Note 10), and cash on hand.

15.	Stock-Based Awards
      The Company’s stock-based award plans are comprised of the 1991 Incentive Stock Option Plan (“1991 Plan”), the Arguss Communications, Inc. 1991 Stock Option Plan (“1991 Arguss Plan”), the 1994 Directors Stock Option Plan (“1994 Directors Plan”), the 1998 Incentive Stock Option Plan (“1998 Plan”), the 2001 Directors Stock Option Plan (“2001 Directors Plan”), the 2002 Directors Restricted Stock Plan (“2002 Directors Plan”), and the 2003 Long-term Incentive Plan (“2003 Plan”), collectively (“the Plans”). The Company’s policy is to issue new shares to satisfy stock option exercises and restricted stock awards. The following table lists the number of shares available and outstanding under each plan:

	Outstanding
	Shares	Unvested	Shares
	Subject to	Restricted	Available
	Options	Shares	for Grant

1991 Plan	69,426	—	—
1991 Arguss Plan	117,490	—	—
1994 Directors Plan	12,000	—	—
1998 Plan	1,887,775	—	715,310
2001 Directors Plan	84,501	—	143,499
2002 Directors Plan	—	—	84,727
2003 Plan	892,500	630,476	411,274

	3,063,692	630,476	1,354,810

      The 1991 Plan and the 1994 Directors Plan have expired and no further options will be granted under these plans. Additionally, no further options will be granted under the 1991 Arguss Plan. The 1998 Plan, the 2001 Directors Plan, the 2002 Directors Plan, and the 2003 Plan expire in 2008, 2011, 2012, and 2013, respectively. Under the terms of these plans, stock options are granted at the closing price on the date of the grant and are exercisable over a period of up to ten years. The outstanding options under the 1991 Plan, the 1994 Plan, and the 1991 Arguss Plan are all fully vested. The options under the 1998 Plan, the 2001 Directors Plan, and the 2003 Plan vest and become exercisable ratably over a four-year period, beginning on the date of the grant. The shares available for grant in the above table represent the authorized shares available for grant as of July 29, 2006.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under the Company’s 2002 Directors Plan, the Company has authorized 100,000 shares of the Company’s common stock for issuance to non-employee directors. The non-employee directors are required to receive a predetermined percentage of their annual retainer fees in restricted shares of the Company’s common stock based on their ownership level of Dycom’s shares. The number of restricted shares of the Company’s common stock to be granted under the 2002 Directors Plan is based on the fair market value of a share of common stock on the date such annual retainer fees are payable. As of July 29, 2006, 15,273 shares had been issued under the 2002 Directors Plan at a weighted average market price of $20.54 per share.
      The fair value of restricted stock grants is estimated on the date of grant and is generally equal to the closing stock price of the Company on the date of grant. The average fair value of the restricted shares granted during fiscal 2006, 2005, and 2004 is $22.05 per share, $29.40 per share, and $26.54 per share, respectively. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions including: expected volatility based on the historical price of the Company’s stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on the Company’s history and expectation of dividend payments. The weighted average fair value of options granted during fiscal 2006 was $13.57 per share based on a risk-free interest rate of 4.4%, an expected life of nine years, expected volatility of 54.7% and no expected dividends. The weighted average fair value of options granted during fiscal 2005 was $19.71 per share based on a risk-free interest rate of 3.6%, an expected life of six years, expected volatility of 58.7% and no expected dividends. The weighted average fair value of options granted during fiscal 2004 was $14.63 per share based on a risk-free interest rate of 3.6%, an expected life of six years, expected volatility of 59.6% and no expected dividends.
      The following tables summarize the stock-based award activity during fiscal 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares Subject	Exercise	Contractual	Intrinsic
	to Options	Price	Life	Value

				(in
				thousands)
Outstanding as of July 31, 2005	3,645,371	$28.46
Granted	21,501	20.35
Exercised	(199,034)	14.15
Forfeited or cancelled	(304,463)	31.76
Expired	(99,683)	42.97

Outstanding as of July 29, 2006	3,063,692	$28.53	6.1	$2,887

Exercisable as of July 29, 2006	2,879,837	$29.29	6.0	$2,279

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Weighted
		Weighted	Average	Aggregate
	Restricted	Average	Remaining	Intrinsic
	Shares	Grant Price	Vesting Period	Value

				(in
				thousands)
Unvested as of July 31, 2005	128,750	$27.80
Time vesting shares granted	53,268	21.50
Performance vesting awards granted	569,478	22.10
Vested during period	(38,750)	27.61
Forfeited or cancelled	(82,270)	22.01

Unvested as of July 29, 2006*	630,476	$22.89	2.4	$11,594

*	Unvested time vesting restricted shares of 139,568 and unvested performance vesting restricted awards of 490,908 as of July 29, 2006.
      The aggregate intrinsic value for stock options and restricted stock in the preceding tables represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $18.39 as of July 29, 2006. These amounts represent the total pre-tax intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date. During fiscal 2006, 2005, and 2004, the total intrinsic value of stock options exercised was $1.4 million, $2.4 million, and $3.2 million, respectively. During fiscal 2006 and fiscal 2005, the total fair value of restricted stock vested was $0.9 million and $0.8 million, respectively. There were no shares of restricted stock which vested in fiscal 2004.
      Time vesting restricted shares granted to employees and officers of the Company during fiscal 2006 vest ratably over a period of four years, primarily in December of each year. Upon each annual vesting of the fiscal 2006 grants, 50% of the newly vested shares (net of any shares used to satisfy tax withholding obligations) are restricted from sale or transferability (“restricted holdings”). The restrictions on sale or transferability of the restricted holdings will end at the earlier of (a) the date the holder has accumulated restricted holdings of common stock having a value equal or greater to the holder’s annual base salary then in effect, or (b) 90 days after termination of employment of the holder. The time vesting restricted stock is considered issued and outstanding as of July 29, 2006 and carries voting and dividend rights.
      The performance vesting restricted awards granted during fiscal 2006 were granted to employees and officers of the Company and vest over a three year period in December of each year, if certain Company performance targets are met. The performance targets are based on a combination of the Company’s fiscal year pre-tax income (adjusted for certain non-cash items) as a percentage of contract revenues and the Company’s fiscal year operating cash flow level. The amounts set forth in the above tables includes additional performance shares that will be issued under the awards if three year cumulative targeted performance goals are met. These three year goals are based on similar measures as the fiscal year targets. Based upon the fiscal 2006 performance targets, including the three year cumulative targets, the Company expects approximately 134,000 shares will vest during December 2006. The fiscal 2006 performance vesting restricted stock issued under the awards carries voting and dividend rights.
      As of July 29, 2006, the total unrecognized compensation cost related to unvested stock options outstanding under the Plans is $0.9 million. That cost is expected to be recognized over a weighted-average period of 2.4 years. As of July 29, 2006 the total unrecognized compensation cost related to unvested time-based restricted stock was $2.8 million which is expected to be recognized each over a weighted-average period of 2.4 years. The maximum unrecognized compensation cost related to unvested performance-based awards is $9.1 million. This cost would be recognized over a weighted-average period of 2.4 years if all performance conditions are met and the maximum amount of restricted stock under outstanding awards is

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
granted. If the performance goals are not met for performance vesting restricted stock, no compensation costs will be recognized for those shares and any compensation cost recognized previously for those shares will be reversed.
      Additional information regarding options outstanding and exercisable as of July 29, 2006, is as follows:

	Outstanding Options			Exercisable Options

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
	Shares	Life	Price	Shares	Price

Range of exercise prices
$10.01 to $12.50	14,197	5.3	$10.77	12,384	$10.69
$12.51 to $15.00	638,273	5.7	$14.04	507,232	$14.08
$15.01 to $23.92	25,001	9.0	$20.06	1,000	$18.65
$23.93 to $30.00	1,131,100	5.8	$25.89	1,104,100	$25.84
$30.01 to $35.00	806,212	8.0	$34.32	806,212	$34.32
$35.01 to $40.00	16,000	1.4	$37.19	16,000	$37.19
$40.01 to $47.00	313,716	3.9	$45.36	313,716	$45.36
$47.01 to $60.00	119,193	2.9	$50.56	119,193	$50.56

	3,063,692	6.1	$28.53	2,879,837	$29.29

16.	Related Party Transactions
      The Company leases administrative offices from entities related to officers of certain of its subsidiaries. The total expense under these arrangements for fiscal 2006, 2005, and 2004 was $1.3 million, $1.3 million, and $1.5 million, respectively. Additionally, the Company paid approximately $0.6 million in subcontracting services to entities related to officers of certain of its subsidiaries and paid approximately $0.2 million to officers of certain of its subsidiaries for other business purposes.
      The remaining future minimum lease commitments under these arrangements during each fiscal year through fiscal year 2011 and thereafter is as follows (dollars in thousands):

Related Party
Future Minimum
Lease Payments

2007	$1,056
2008	903
2009	490
2010	130
2011	130
Thereafter	346

Total	$3,055

17.	Major Customers and Concentration of Credit Risk
      The Company’s operating subsidiaries obtain contracts from both public and private concerns. For the last three fiscal years, revenues from BellSouth Corporation (“BellSouth”), Verizon Communications, Inc.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(“Verizon”), Comcast Cable Corporation (“Comcast”) and Embarq Corp. (“Embarq”) represented the following percentages of total revenue:

	Fiscal Year Ended

	2006	2005	2004

BellSouth	21.2%	16.6%	14.0%
Verizon	18.6%	25.1%	3.7%
Comcast	8.4%	11.3%	28.5%
Embarq	7.9%	7.5%	10.1%
      Financial instruments which subject the Company to concentrations of credit risk consist almost entirely of trade accounts receivable. BellSouth, Verizon, Comcast, and Embarq represent a significant portion of the Company’s customer base. As of July 29, 2006, the total outstanding trade receivables from BellSouth, Verizon, Comcast, and Embarq were approximately $15.9 million or 10.9%, $42.3 million or 28.9%, $17.0 million or 11.6%, and $7.6 million or 5.2%, respectively, of the outstanding trade receivables.

18.	Commitments and Contingencies
      In the normal course of business, there are transactions for which the ultimate tax outcome is uncertain. Consequently, judgment is required in determining the provision for income taxes and the associated income tax assets and liabilities. The Company regularly assesses its position with regard to individual tax exposures and records liabilities for uncertain tax positions in accordance with SFAS No. 5, “Accounting for Contingencies”. These liabilities reflect management’s best estimate of the likely outcomes of current and potential future audits. The Company was recently notified that its fiscal 2003 and 2004 income tax returns were selected for examination by the Internal Revenue Service. Management believes its provision for income taxes is adequate; however, any material assessment could affect our results of operations, cash flows and liquidity.
      Certain of the Company’s subsidiaries have pending claims and legal proceedings in the normal course of business. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims or proceedings will have a material effect on the Company’s consolidated financial statements.
      The Company and its subsidiaries have operating leases covering office facilities, vehicles, and equipment that have noncancelable terms in excess of one year. Certain of these leases contain renewal provisions and generally require the Company to pay insurance, maintenance, and other operating expenses. Total expense incurred under operating lease agreements, excluding the transactions with related parties (see Note 16), for fiscal 2006, 2005, and 2004, was $7.2 million, $6.1 million, and $6.9 million, respectively. The Company also incurred rental expense of approximately $10.2 million, $7.3 million and $6.6 million in fiscal 2006, 2005, and 2004, respectively, related to facilities, vehicles, and equipment which are being leased under terms that are

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
less than one year. The future minimum obligation during each fiscal year through fiscal 2011 and thereafter under the leases with noncancelable terms in excess of one year is as follows:

Future Minimum
Lease Payments

(dollars in thousands)
2007	$5,930
2008	3,891
2009	2,062
2010	1,340
2011	704
Thereafter	3,519

Total	$17,446

      Performance Bonds and Guarantees. The Company has obligations under performance bonds related to certain of its customer contracts as of July 29, 2006. Performance bonds generally give the Company’s customer the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform it’s obligations under the contract. The estimated cost to complete the performance bonds is approximately $16.4 million on $32.9 million of outstanding performance bonds as of July 29, 2006. As of July 29, 2006, no events have occurred in which the customers have exercised their rights under the performance bonds.
      Included in the above amount is an outstanding performance bond of $10.6 million issued in favor of a customer where the Company is no longer the party performing under the contract. This guarantee for the third party performance arose in connection with the disposition of the contract that is the subject of such bond. The term of the bond is less than one year and the obligations under the customer contract are expected to be performed in a satisfactory manner by the current performing party. In accordance with FIN No. 45, “Accounting and Disclosure Requirements for Guarantees”, the Company has recorded the estimated fair market value of the guarantee of approximately $0.1 million in accrued liabilities as of July 29, 2006. The Company is not holding any collateral; however, it does have recourse to the party performing the contract with respect to claims related to periods subsequent to the disposition of the contract.

19.	Segment Information
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

	Fiscal Year Ended

	2006	2005	2004

	(dollars in thousands)
Telecommunications	$745,925	$733,008	$680,145
Utility line locating	218,418	213,161	157,997
Electric utilities and other construction and maintenance	59,330	40,458	34,574

Total contract revenues	$1,023,673	$986,627	$872,716

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      One of the Company’s subsidiaries derived revenues from contracts in Canada of approximately $0.6 million during fiscal 2006. The Company had no revenues from contracts in Canada during fiscal 2005 or fiscal 2004. Additionally, the Company had no material long-lived assets in the Canadian operations at July 29, 2006 or July 30, 2005.

20.	Quarterly Financial Data (Unaudited)
      In the opinion of management, the following unaudited quarterly data for fiscal 2006 and 2005 reflect all adjustments (consisting of normal recurring accruals), which are necessary to present a fair presentation of amounts shown for such periods. The earnings per common share calculation for each quarter is based on the weighted average shares of common stock outstanding plus the dilutive effect of stock options and restricted stock.

	First	Second	Third		Fourth
	Quarter	Quarter	Quarter		Quarter

	(dollars in thousands, except per share amounts)
2006 (1):
Revenues	$260,898	$244,141	$258,690		$259,944
Income (Loss) Before Income Taxes	$17,741	$6,527	$(995	) (2)	$17,157
Net Income (Loss)	$10,722	$3,871	$(6,503	) (2)	$10,089
Earnings (Loss) per Common Share:
Basic	$0.23	$0.10	$(0.16	) (2)	$0.25
Diluted	$0.23	$0.10	$(0.16	) (2)	$0.25
2005 (3):
Revenues	$263,166	$224,539	$247,660		$251,263
Income (Loss) Before Income Taxes	$25,797	$12,196	$22,795		$(2,153	) (4)
Net Income (Loss)	$15,621	$7,374	$13,713		$(12,393	) (4)
Earnings (Loss) per Common Share:
Basic	$0.32	$0.15	$0.28		$(0.25	) (4)
Diluted	$0.32	$0.15	$0.28		$(0.25	) (4)

(1)	The Company acquired the outstanding common stock Prince in December 2005.

(2)	During the third quarter of fiscal 2006, the Company incurred a goodwill impairment charge of $14.8 million related to its Can-Am reporting unit, as the result of an interim impairment test in accordance with SFAS No. 142 (see Note 7).

(3)	During the first quarter of fiscal 2004, the Company acquired certain assets and assumed certain liabilities of RJE.

(4)	During the fourth quarter of fiscal 2005, the Company incurred a goodwill impairment charge of $29.0 million related to its WMCC reporting unit, as a result of the annual SFAS No. 142 valuation of reporting units (see Note 7).

21.	Supplemental Consolidating Financial Statements
      During the first quarter of fiscal 2006, the Company completed an offering of $150.0 million of 8.125% senior subordinated notes (see Note 10). The Notes were issued by Dycom Investments, Inc. (“Issuer”), a wholly owned subsidiary of the Company. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent”) on a parent only basis, (ii) the Issuer, (iii) the guarantor subsidiaries for the Notes on a combined basis, (iv) other

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes.
      Each guarantor and non-guarantor subsidiary is wholly owned, directly or indirectly, by the Issuer and the Parent. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and Parent. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Issuer or Parent, within the meaning of Rule 3-10 of Regulation S-X.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
JULY 29, 2006

				Non-	Eliminations
			Subsidiary	Guarantor	and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated

	(dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$27,249	$19	$—	$27,268
Accounts receivable, net	3	—	146,293	610	—	146,906
Costs and estimated earnings in excess of billings	—	—	79,546	—	—	79,546
Deferred tax assets, net	290	—	12,715	218	—	13,223
Inventories	—	—	7,981	—	—	7,981
Income taxes receivable	—	—	—	—	—	—
Other current assets	1,770	—	7,594	20	—	9,384

Total current assets	2,063	—	281,378	867	—	284,308

PROPERTY AND EQUIPMENT, net	1,623	—	121,095	3,928	—	126,646

OTHER ASSETS:
Goodwill	—	—	216,194	—	—	216,194
Intangible assets, net	—	—	48,939	—	—	48,939
Deferred tax assets, net non-current	1,663	—	—	—	(1,663)	—
Investment in subsidiaries	676,959	929,836	—	—	(1,606,795)	—
Intercompany receivables	—	—	393,139	—	(393,139)	—
Other	3,618	4,269	6,041	—	—	13,928

Total other assets	682,240	934,105	664,313	—	(2,001,597)	279,061

TOTAL	$685,926	$934,105	$1,066,786	$4,795	$(2,001,597)	$690,015

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$612	$—	$28,316	$124	$—	$29,052
Current portion of debt	—	—	5,169	—	—	5,169
Billings in excess of costs and estimated earnings	—	—	397	—	—	397
Accrued self-insured claims	584	—	26,087	417	—	27,088
Income taxes payable	4,979	—	—	—	—	4,979
Other accrued liabilities	3,046	3,546	38,183	334	—	45,109

Total current liabilities	9,221	3,546	98,152	875	—	111,794
LONG-TERM DEBT	—	150,000	9	—	—	150,009
ACCRUED SELF-INSURED CLAIMS	811	—	31,001	659	—	32,471
DEFERRED TAX LIABILITIES, net non-current	—	—	7,036	624	(1,663)	5,997
INTERCOMPANY PAYABLES	286,150	103,600	—	3,389	(393,139)	—
OTHER LIABILITIES	289	—	—	—	—	289

Total liabilities	296,471	257,146	136,198	5,547	(394,802)	300,560

Total stockholders’ equity	389,455	676,959	930,588	(752)	(1,606,795)	389,455

TOTAL	$685,926	$934,105	$1,066,786	$4,795	$(2,001,597)	$690,015

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
JULY 30, 2005

				Non-	Eliminations
			Subsidiary	Guarantor	and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated

	(dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$82,951	$111	$—	$83,062
Accounts receivable, net	3	—	161,049	269	—	161,321
Costs and estimated earnings in excess of billings	—	—	65,549	10	—	65,559
Deferred tax assets, net	1,217	—	10,847	471	—	12,535
Inventories	—	—	8,116	—	—	8,116
Other current assets	4,068	—	7,208	10	—	11,286

Total current assets	5,288	—	335,720	871	—	341,879

PROPERTY AND EQUIPMENT, net	869	—	112,418	3,858	—	117,145

OTHER ASSETS:
Goodwill	—	—	194,123	—	—	194,123
Intangible assets, net	—	—	33,320	—	—	33,320
Deferred tax assets, net non-current	1,733	—	—	—	(1,733)	—
Investment in subsidiaries	636,044	883,148	—	—	(1,519,192)	—
Intercompany receivables	—	—	329,850	—	(329,850)	—
Other	1,093	—	9,140	9	—	10,242

Total other assets	638,870	883,148	566,433	9	(1,850,775)	237,685

TOTAL	$645,027	$883,148	$1,014,571	$4,738	$(1,850,775)	$696,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,483	$—	$35,661	$41	$—	$37,185
Current portion of debt	—	—	2,749	—	—	2,749
Billings in excess of costs and estimated earnings	—	—	464	—	—	464
Accrued self-insured claims	824	—	26,748	594	—	28,166
Income taxes payable	6,598	—	—	—	—	6,598
Other accrued liabilities	4,816	—	38,216	518	—	43,550

Total current liabilities	13,721	—	103,838	1,153	—	118,712
LONG TERM-DEBT	—	—	4,179	—	—	4,179
ACCRUED SELF-INSURED CLAIMS	1,045	—	20,851	756	—	22,652
DEFERRED TAX LIABILITIES, net non-current	—	—	2,566	466	(1,733)	1,299
INTERCOMPANY PAYABLES	80,395	247,104	—	2,351	(329,850)	—
OTHER LIABILITIES	56	—	1	—	—	57

Total liabilities	95,217	247,104	131,435	4,726	(331,583)	146,899

Total stockholders’ equity	549,810	636,044	883,136	12	(1,519,192)	549,810

TOTAL	$645,027	$883,148	$1,014,571	$4,738	$(1,850,775)	$696,709

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JULY 29, 2006

				Non-	Eliminations
			Subsidiary	Guarantor	and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated

	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$1,023,095	$578	$—	$1,023,673

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	835,557	332	—	835,889
General and administrative	17,697	605	60,732	1,834	—	80,868
Depreciation and amortization	408	—	47,220	327	—	47,955
Goodwill impairment charge	—	—	14,835	—	—	14,835
Intercompany charges (income) , net	(15,788)	—	13,897	1,891	—	—

Total	2,317	605	972,241	4,384	—	979,547

Interest income	52	—	1,860	—	—	1,912
Interest expense	(1,602)	(10,025)	(363)	—	—	(11,990)
Other income (expense), net	(58)	—	6,440	—	—	6,382

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(3,925)	(10,630)	58,791	(3,806)	—	40,430
PROVISION (BENEFIT) FOR INCOME TAXES	(1,580)	(4,280)	29,643	(1,533)	—	22,250

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(2,345)	(6,350)	29,148	(2,273)	—	18,180
EQUITY IN EARNINGS OF SUBSIDIARIES	20,525	26,875	—	—	(47,400)	—

NET INCOME (LOSS)	$18,180	$20,525	$29,148	$(2,273)	$(47,400)	$18,180

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JULY 30, 2005

				Non-	Eliminations
			Subsidiary	Guarantor	and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated

	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$981,776	$4,851	$—	$986,627

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	781,657	3,959	—	785,616
General and administrative	19,477	383	56,623	3,244	—	79,727
Depreciation and amortization	372	—	45,446	775	—	46,593
Goodwill impairment charge	—	—	28,951	—	—	28,951
Intercompany charges (income) , net	(15,137)	13	12,848	2,276	—	—

Total	4,712	396	925,525	10,254	—	940,887

Interest income	62	—	882	397	—	1,341
Interest expense	—	—	(417)	—	—	(417)
Other income, net	(2)	—	7,887	4,085	—	11,970

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(4,652)	(396)	64,603	(921)	—	58,634
PROVISION (BENEFIT) FOR INCOME TAXES	(1,092)	—	33,929	1,483	—	34,320

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(3,560)	(396)	30,674	(2,404)	—	24,314
EQUITY IN EARNINGS OF SUBSIDIARIES	27,874	28,270	—	—	(56,144)	—

NET INCOME (LOSS)	$24,314	$27,874	$30,674	$(2,404)	$(56,144)	$24,314

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JULY 31, 2004

				Non-	Eliminations
			Subsidiary	Guarantor	and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated

	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$859,519	$13,197	$—	$872,716

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	660,680	12,882	—	673,562
General and administrative	16,007	709	54,421	4,219	—	75,356
Depreciation and amortization	374	—	40,308	1,384	—	42,066
Intercompany charges (income), net	(14,587)	—	16,052	(1,465)	—	—

Total	1,794	709	771,461	17,020	—	790,984

Gain on sale of accounts receivable	—	—	11,359	—	—	11,359
Interest income	46	—	697	32	—	775
Interest expense	(636)	—	(327)	—	—	(963)
Other income, net	22	—	3,008	1,247	—	4,277

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(2,362)	(709)	102,795	(2,544)	—	97,180
PROVISION (BENEFIT) FOR INCOME TAXES	(233)	(162)	38,526	416	—	38,547

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(2,129)	(547)	64,269	(2,960)	—	58,633
EQUITY IN EARNINGS OF SUBSIDIARIES	60,762	61,309	—	—	(122,071)	—

NET INCOME (LOSS)	$58,633	$60,762	$64,269	$(2,960)	$(122,071)	$58,633

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JULY 29, 2006

				Non-	Eliminations
			Subsidiary	Guarantor	and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated

	(dollars in thousands)
Net cash provided by (used in) operating activities	$(2,250)	$—	$104,281	$243	$—	$102,274

Cash flows from investing activities:
Restricted cash	(291)	—	—	—	—	(291)
Capital expenditures	—	—	(56,805)	(335)	—	(57,140)
Proceeds from sale of assets	—	—	9,810	—	—	9,810
Purchase of short-term investments	—	—	(79,985)	—	—	(79,985)
Proceeds from the sale of short-term investments	—	—	79,985	—	—	79,985
Cash paid for acquisitions	—	—	(65,391)	—	—	(65,391)

Net cash used in investing activities	(291)	—	(112,386)	(335)	—	(113,012)

Cash flows from financing activities:
Debt issuance costs	(284)	(4,520)	—	—	—	(4,804)
Proceeds from long-term debt	98,000	150,000	—	—	—	248,000
Principal payments on long-term debt	(98,000)	—	(6,650)	—	—	(104,650)
Repurchases of common stock	(186,235)	—	—	—	—	(186,235)
Exercise tax benefit from share based awards	48	—	—	—	—	48
Restricted stock tax withholdings	(232)	—	—	—	—	(232)
Exercise of stock options and other	2,817	—	—	—	—	2,817
Intercompany funding	186,427	(145,480)	(40,947)	—	—	—

Net cash (used in) provided by financing activities	2,541	—	(47,597)	—	—	(45,056)

Net decrease in cash and equivalents	—	—	(55,702)	(92)	—	(55,794)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	82,951	111	—	83,062

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$27,249	$19	$—	$27,268

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JULY 30, 2005

				Non-	Eliminations
			Subsidiary	Guarantor	and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated

	(dollars in thousands)
Net cash provided (used in) by operating activities	$(304)	$—	$92,381	$(4,645)	$—	$87,432

Cash flows from investing activities:
Restricted cash	(1,612)	—	4,536	—	—	2,924
Capital expenditures	(623)	—	(62,925)	(995)	—	(64,543)
Proceeds from sale of assets	5	—	10,514	5,659	—	16,178
Purchase of short-term investments	—	—	(65,649)	—	—	(65,649)
Proceeds from the sale of short-term investments	—	—	85,659	—	—	85,659
Intercompany advances	—	—	(8,527)	—	8,527	—
Cash paid for acquisitions	(8,527)	—	—	—	—	(8,527)

Net cash (used in) provided by investing activities	(10,757)	—	(36,392)	4,664	8,527	(33,958)

Cash flows from financing activities:
Debt issuance costs	(1,434)	—	—	—	—	(1,434)
Principal payments on long-term debt	—	—	(4,329)	—	—	(4,329)
Exercise of stock options and other	3,968	—	—	—	—	3,968
Intercompany funding	8,527	—	—	—	(8,527)	—

Net cash (used in) provided by financing activities	11,061	—	(4,329)	—	(8,527)	(1,795)

Net increase in cash and equivalents	—	—	51,660	19	—	51,679
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	31,291	92	—	31,383

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$82,951	$111	$—	$83,062

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JULY 31, 2004

				Non-	Eliminations
			Subsidiary	Guarantor	and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated

	(dollars in thousands)
Net cash provided by (used in) operating activities	$(4,169)	$—	$130,315	$(1,928)	$—	$124,218

Cash flows from investing activities:
Restricted cash	(91)	—	—	—	—	(91)
Capital expenditures	(372)	—	(35,019)	(491)	—	(35,882)
Proceeds from sale of assets	—	—	4,422	2,812	—	7,234
Purchase of short-term investments	—	—	(106,758)	—	—	(106,758)
Proceeds from the sale of short-term investments	—	—	141,898	—	—	141,898
Intercompany advances	—	—	(175,202)	—	175,202	—
Cash paid for acquisitions	(175,202)	—	—	—	—	(175,202)

Net cash (used in) provided by investing activities	(175,665)	—	(170,659)	2,321	175,202	(168,801)

Cash flows from financing activities:
Proceeds from long-term debt	85,000	—	—	—	—	85,000
Principal payments on long-term debt	(85,000)	—	(3,368)	—	—	(88,368)
Exercise of stock options and other	4,632	—	—	—	—	4,632
Intercompany funding	175,202	—	—	—	(175,202)	—

Net cash provided by (used in) financing activities	179,834	—	(3,368)	—	(175,202)	1,264

Net (decrease) increase in cash and equivalents	—	—	(43,712)	393	—	(43,319)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	75,003	(301)	—	74,702

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$31,291	$92	$—	$31,383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dycom Industries, Inc.
Palm Beach Gardens, Florida
      We have audited the accompanying consolidated balance sheets of Dycom Industries, Inc. and subsidiaries (the “Company”) as of July 29, 2006 and July 30, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 29, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dycom Industries, Inc. and subsidiaries as of July 29, 2006 and July 30, 2005, and the results of their operations and their cash flows for each of the three years in the period ended July 29, 2006, in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 29, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 7, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Certified Public Accountants
Fort Lauderdale, Florida
September 7, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
      There have been no changes in or disagreements with accountants on accounting and financial disclosures within the meaning of Item 304 of Regulation S-K.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
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
Changes in Internal Control over Financial Reporting
      There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making our assessment of changes in internal control over financial reporting as of July 29, 2006, we have excluded Prince Telecom Holdings, Inc., which we acquired on December 16, 2005. These operations represent approximately 12.8% and 6.0% of our total assets and total liabilities at July 29, 2006, respectively, and approximately 6.4% of our total contract revenues for the year ended July 29, 2006.
Management’s Report on Internal Control over Financial Reporting
      Management of Dycom Industries, Inc. and subsidiaries is responsible for establishing and maintaining a system of internal control over financial reporting as defined in Rule 13a-15(f) and 15(d)-15(e) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute assurance, with respect to reporting financial information. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.
      In accordance with the Securities and Exchange Commission’s published guidance, our assessment of internal control over financial reporting excludes Prince Telecom Holdings, Inc. (“Prince”), which we acquired on December 16, 2005. These operations represent approximately 12.8% and 6.0% of our total assets and total liabilities at July 29, 2006, respectively, and approximately 6.4% of our total contract revenues for the year ended July 29, 2006.
      Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 29, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of July 29, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein on page 76.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dycom Industries, Inc.
Palm Beach Gardens, Florida
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Dycom Industries, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of July 29, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Prince Telecom Holdings, Inc., which was acquired on December 16, 2005 and whose financial statements reflect total assets and revenues constituting 12.8 and 6.4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended July 29, 2006. Accordingly, our audit did not include the internal control over financial reporting at Prince Telecom Holdings, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of July 29, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 29, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 29, 2006 of the Company and our report dated September 7, 2006 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Certified Public Accountants
Fort Lauderdale, Florida
September 7, 2006

Item 9B.	Other Information
      None.
PART III. OTHER INFORMATION

Item 10.	Directors and Executive Officers of the Registrant
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

Name	Age	Office	Executive Officer Since

Steven E. Nielsen	43	Chairman, President, Chief Executive Officer	February 26, 1996
Timothy R. Estes	52	Executive Vice President and Chief Operating Officer	September 01, 2001
Richard L. Dunn	57	Senior Vice President and Chief Financial Officer	January 28, 2000
Richard B. Vilsoet	52	General Counsel and Corporate Secretary	June 11, 2005
H. Andrew DeFerrari	37	Vice President and Chief Accounting Officer	November 22, 2005
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
      Richard B. Vilsoet has been the Company’s General Counsel and Corporate Secretary since June 2005. Before joining the Company, Mr. Vilsoet was a partner with Shearman & Sterling LLP. Mr. Vilsoet was with Shearman & Sterling LLP for over 15 years.
      H. Andrew DeFerrari has been the Company’s Vice President and Chief Accounting Officer since November 2005 and was the Company’s Financial Controller from July 2004 through November 2005. Mr. DeFerrari was previously a senior audit manager with Ernst & Young LLP from May 2002 through July 2004. From September 1992 through May 2002, Mr. DeFerrari was employed by Arthur Andersen LLP, most recently as a senior audit manager.
Audit Committee
      Charles M. Brennan, III, Charles B. Coe, Stephen C. Coley, and Jack H. Smith are members of the audit committee. This committee is empowered to: (i) appoint, fix the compensation of and oversee the work of our independent auditors (including the power to resolve any disagreements between management and the independent auditors), with the independent auditors reporting directly to the audit committee; (ii) pre-

approve all audit services and permissible non-audit services; (iii) establish procedures for whistleblower complaints; and (iv) engage and determine funding for independent counsel and other advisors. The board of directors has determined that Charles M. Brennan, III and Jack H. Smith, are audit committee financial experts within the meaning of the rules of the Securities and Exchange Commission.
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as a part of this report:

		Page

1.	Consolidated financial statements:
	Consolidated balance sheets at July 29, 2006 and July 30, 2005	37
	Consolidated statements of operations for the fiscal years ended July 29, 2006, July 30, 2005, and July 31, 2004	38
	Consolidated statements of stockholders’ equity for the fiscal years ended July 29, 2006, July 30, 2005, and July 31, 2004	39
	Consolidated statements of cash flows for the fiscal years ended July 29, 2006, July 30, 2005, and July 31, 2004	40
	Notes to consolidated financial statements	42
	Report of Independent Registered Public Accounting Firm	74
	Management’s Report on Internal Control over Financial Reporting	75
	Report of Independent Registered Public Accounting Firm	76
2.	Financial statement schedules:
	All schedules have been omitted because they are inapplicable, not required, or the information is included in the above referenced consolidated financial statements or the notes thereto
3.	Exhibits furnished pursuant to the requirements of Form 10-K:

Exhibit Number		Title

3	(i)	Restated Articles of Incorporation of Dycom (incorporated by reference to Dycom’s Form 10-Q filed with the Commission on June 11, 2002).

3	(ii)	Amended By-laws of Dycom, as amended on May 24, 1999 (incorporated by reference to Dycom’s Registration Statement on Form S-4 (File No. 333-81268), filed with the Commission on January 23, 2002).

4.2		Shareholder Rights Agreement, dated April 4, 2001, between the Company and the Rights Agent (which includes the Form of Rights Certificate, as Exhibit A, the Summary of Rights to Purchase Preferred Stock, as Exhibit B, and the Form of Articles of Amendment to the Articles of Incorporation for Series A Preferred Stock, as Exhibit C), (incorporated by reference to Dycom’s Form 8-A filed with the Commission on April 6, 2001).

4.3		Stockholders’ Agreement, dated as of January 7, 2002, among Dycom, Troy Acquisition Corp., Arguss Communications, Inc. and certain stockholders of Arguss Communications, Inc. (incorporated by reference to Dycom’s Registration Statement on From S-4 (File No. 333-81268), filed with the Commission on January 23, 2002).

10.1		Credit Agreement dated December 21, 2004 by and among Dycom Industries, Inc. and the Wachovia Bank, National Association, as Administrative Agent for the Lenders and Bank of America, N.A., as Syndication Agent (incorporated by reference to Dycom’s Form 8-K filed with the commission on December 23, 2004).

10	.2*	1998 Incentive Stock Option Plan (incorporated by reference to Dycom’s Definitive Proxy Statement filed with the Commission on September 30, 1999).

10	.3*	1991 Incentive Stock Option Plan (incorporated by reference to Dycom’s Definitive Proxy Statement filed with the Commission on November 5, 1991).

10	.4*	Employment Agreement for Richard L. Dunn dated as of January 28, 2000 (incorporated by reference to Dycom’s 10-Q filed with the Commission on June 9, 2000).

10	.5*	Employment Agreement for Timothy R. Estes (incorporated by reference to Dycom’s 10-Q filed with the Commission on October 18, 2002).

Exhibit Number		Title

10	.6*	2002 Directors Restricted Stock Plan (incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement, filed with the Commission on October 22, 2002, File No. 001-10613).

10	.7*	Amendment to the Employment Agreement between Richard L. Dunn and Dycom Industries, Inc. effective as of January 28, 2003 (incorporated by reference to Dycom’s Form 10-Q filed with the Commission on March 11, 2003).

10	.8*	Amended and Restated Employment Agreement between Steven E. Nielsen and Dycom Industries, Inc. dated as of November 25, 2003 (incorporated by reference to Dycom’s Form 10-Q filed with the Commission on December 5, 2003).

10.9		Agreement and Plan of Merger among Dycom Industries, Inc., UtiliQuest Acquisition Corp., UtiliQuest Holdings Corp., and OCM/ GFI Power Opportunities Fund, L.P. dated as of November 17, 2003 (incorporated by reference to Dycom’s Form 10-Q filed with the Commission on December 5, 2003).

10	.10*	2003 Long-Term Incentive Plan (incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement, filed with the Commission on October 30, 2003, File No. 001-10613).

10	.11*	Restricted Stock Agreement between Steven E. Nielsen and Dycom Industries, Inc. dated as of November 25, 2003 (incorporated by reference to Dycom’s 10-Q filed with the Commission on March 9, 2004).

10	.12*	Amended and Restated Employment Agreement between Timothy R. Estes and Dycom Industries Inc. dated as of November 4, 2004 (incorporated by reference to Dycom’s Form 8-K filed with the commission on November 10, 2004).

10	.13*	Restricted Stock Agreement between Timothy R. Estes and Dycom Industries Inc. dated as of November 23, 2004 (incorporated by reference to Dycom’s Form 10-Q filed with the commission on March 10, 2005).

10	.14*	Restricted Stock Agreement between Timothy R. Estes and Dycom Industries Inc. dated as of January 5, 2005 (incorporated by reference to Dycom’s Form 10-Q filed with the commission on March 10, 2005).

10	.15*	Employment Agreement for Richard B. Vilsoet dates as of May 5, 2005 (incorporated by reference to Dycom’s Form 10-K filed with the commission on September 9, 2005).

10.16		First Amendment dated September 12, 2005 to Credit Agreement dated as of December 21, 2004 with certain lenders named therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the other lender party thereto (incorporated by reference to Dycom’s Form 8-K filed with the commission on September 13, 2005).

10.17		Indenture dated as of October 11, 2005, between Dycom Investments, Inc., Dycom Industries, Inc., certain subsidiaries of Dycom Industries, Inc., as guarantors, and Wachovia Bank, National Association, as trustee (incorporated by reference to Dycom’s Form 8-K filed with the commission on October 25, 2005).

10	.18*	Form of Restricted Stock Award Agreement and Performance-Based Restricted Stock Award Agreement for Richard L. Dunn, Richard B. Vilsoet, and H. Andrew DeFerrari (incorporated by reference to Dycom’s Form 8-K filed with the commission on December 20, 2005).

10	.19*	Employment Agreement for H. Andrew DeFerrari dated as of July 14, 2004 (incorporated by reference to Dycom’s Form 8-K filed with the commission on January 23, 2006).

10	.20*	Form of Performance-Based Restricted Stock Award Agreement for Steven E. Nielsen and Timothy R. Estes (incorporated by reference to Dycom’s Form 8-K filed with the commission on February 1, 2006).

10	.21*	Amendment to the Employment Agreement of H. Andrew DeFerrari dated as of August 25, 2006 (incorporated by reference to Dycom’s Form 8-K filed with the commission on August 31, 2006).

21	.1+	Principal Subsidiaries of Dycom Industries, Inc.

Exhibit Number		Title

23	.1+	Consent of Independent Registered Public Accounting Firm.

31	.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

/s/ Steven E. Nielsen

Name: Steven E. Nielsen

Title:	President and Chief Executive Officer
Date: September 8, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steven E. Nielsen Steven E. Nielsen	Chairman of the Board of Directors	September 8, 2006

/s/ Richard L. Dunn Richard L. Dunn	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	September 8, 2006

/s/ H. Andrew DeFerrari H. Andrew DeFerrari	Vice President and Chief Accounting Officer (Principal Accounting Officer)	September 8, 2006

/s/ Thomas G. Baxter Thomas G. Baxter	Director	September 8, 2006

/s/ Charles M. Brennan, III Charles M. Brennan, III	Director	September 8, 2006

/s/ Charles B. Coe Charles B. Coe	Director	September 8, 2006

/s/ Stephen C. Coley Stephen C. Coley	Director	September 8, 2006

/s/ Joseph M. Schell Joseph M. Schell	Director	September 8, 2006

/s/ Jack H. Smith Jack H. Smith	Director	September 8, 2006

/s/ Tony G. Werner Tony G. Werner	Director	September 8, 2006