Form 10-Q
period 2006-10-28
DYCOM INDUSTRIES INC
filed 2006-12-01
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-5423
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135

(State of incorporation)	(I.R.S. Employer Identification No.)

11770 US Highway 1, Suite 101, Palm Beach Gardens, Florida	33408

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (561) 627-7171
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.33 1/3 per share	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock	Outstanding shares November 27, 2006

Common stock, par value of $0.33 1/3	40,635,676

Dycom Industries, Inc.

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 6.	Exhibits	35

Signatures		36
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 28,	July 29,
	2006	2006
	(dollars in thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$7,489	$27,268
Accounts receivable, net	154,978	146,906
Costs and estimated earnings in excess of billings	86,300	79,546
Deferred tax assets, net	14,331	13,223
Inventories	9,108	7,981
Other current assets	12,730	9,384

Total current assets	284,936	284,308

PROPERTY AND EQUIPMENT, net	141,890	126,646

OTHER ASSETS:
Goodwill	249,242	216,194
Intangible assets, net	71,384	48,939
Other	14,254	13,928

Total other assets	334,880	279,061

TOTAL	$761,706	$690,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,932	$29,052
Checks drawn in excess of bank balances	6,276	—
Current portion of debt	7,452	5,169
Billings in excess of costs and estimated earnings	701	397
Accrued self-insured claims	29,034	27,088
Income taxes payable	9,617	4,979
Other accrued liabilities	40,465	45,109

Total current liabilities	127,477	111,794

LONG-TERM DEBT	185,328	150,009
ACCRUED SELF-INSURED CLAIMS	32,292	32,471
DEFERRED TAX LIABILITIES, net non-current	15,238	5,997
OTHER LIABILITIES	293	289

Total liabilities	360,628	300,560

COMMITMENTS AND CONTINGENCIES, Notes 10, 14 and 15

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 40,628,231 and 40,612,059 issued and outstanding, respectively	13,542	13,536
Additional paid-in capital	180,813	178,760
Accumulated other comprehensive loss	(4)	(8)
Retained earnings	206,727	197,167

Total stockholders’ equity	401,078	389,455

TOTAL	$761,706	$690,015

See notes to condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	October 28, 2006	October 29, 2005
	(dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$278,177	$260,898

EXPENSES:
Costs of earned revenues, excluding depreciation	224,441	213,300
General and administrative (including stock-based compensation expense of $1.7 million and $1.0 million, respectively)	22,207	19,455
Depreciation and amortization	12,859	11,381

Total	259,507	244,136

Interest income	393	690
Interest expense	(3,757)	(842)
Other income, net	496	1,131

INCOME BEFORE INCOME TAXES	15,802	17,741

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	7,233	8,187
Deferred	(991)	(1,168)

Total	6,242	7,019

NET INCOME	$9,560	$10,722

EARNINGS PER COMMON SHARE:

Basic earnings per share	$0.24	$0.23

Diluted earnings per share	$0.24	$0.23

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	40,211,358	47,136,830

Diluted	40,509,514	47,305,268

See notes to condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	October 28, 2006	October 29, 2005
	(dollars in thousands)
OPERATING ACTIVITIES:
Net Income	$9,560	$10,722
Adjustments to reconcile net cash inflow from operating activities:
Depreciation and amortization	12,859	11,381
Bad debts (recovery) expense, net	(121)	42
Gain on disposal of assets	(370)	(924)
Deferred income tax benefit	(991)	(1,168)
Stock-based compensation expense	1,739	994
Amortization of debt issuance costs	187	126
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in operating assets:
Accounts receivable, net	(539)	(6,710)
Costs and estimated earnings in excess of billings, net	(5,073)	(14,589)
Other current assets	(2,789)	(4,832)
Other assets	413	566
Increase (decrease) in operating liabilities:
Accounts payable	1,520	179
Accrued self-insured claims and other liabilities	(8,806)	(5,695)
Income taxes payables	5,384	5,725

Net cash provided by (used in) operating activities	12,973	(4,183)

INVESTING ACTIVITIES:

Restricted cash	(771)	—
Capital expenditures	(12,419)	(12,706)
Proceeds from sale of assets	776	1,243
Purchase of short-term investments	—	(27,900)
Proceeds from the sale of short-term investments	—	27,900
Cash paid for acquisitions, net of cash acquired	(55,223)	—

Net cash used in investing activities	(67,637)	(11,463)

FINANCING ACTIVITIES:
Debt issuance costs	—	(3,651)
Proceeds from long-term debt	50,000	183,000
Principal payments on debt	(21,678)	(923)
Changes in checks drawn in excess of bank balances	6,276	—
Repurchases of common stock	—	(184,056)
Exercise of stock options and other	287	115

Net cash provided by (used in) financing activities	34,885	(5,515)

Net decrease in cash and equivalents	(19,779)	(21,161)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	27,268	83,062

CASH AND EQUIVALENTS AT END OF PERIOD	$7,489	$61,901

See notes to condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (CONTINUED)
(Unaudited)

	For the Three Months Ended
	October 28, 2006	October 29, 2005
	(dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$6,634	$108
Income taxes	$1,879	$2,836

Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$2,268	$1,102

Accrued costs for debt issuance and tender offer included in accounts payable and accrued liabilities at period end	$—	$3,090
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     The condensed consolidated financial statements are unaudited and include the results of Dycom and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated balance sheets of the Company and the related condensed consolidated statements of operations and cash flows for each of the three month periods reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended October 28, 2006 are not necessarily indicative of the results that may be expected for the entire year. For a better understanding of the Company and its financial statements, the Company recommends reading these condensed consolidated financial statements in conjunction with the Company’s audited financial statements for the year ended July 29, 2006 included in the Company’s 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on September 8, 2006.
          In September 2006, the Company acquired Cable Express Holding Company (“Cable Express”). In December 2005, the Company acquired the outstanding common stock of Prince Telecom Holdings, Inc. (“Prince”). The operating results of these acquisitions are included in the accompanying condensed consolidated financial statements from their respective acquisition dates.
          Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For the Company, key estimates include those for the recognition of revenue for costs and estimated earnings in excess of billings, allowance for doubtful accounts, accrued self-insured claims, the fair value of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangible assets, and accounting for income taxes, contingencies and litigation. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the financial statements.
          Restricted Cash — As of October 28, 2006 and July 29, 2006, the Company had approximately $4.7 million and $3.9 million, respectively, in restricted cash which is held as collateral in support of projected workers’ compensation, automobile and general liability obligations. Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows from investing activities in the condensed consolidated statements of cash flows.
          Checks drawn in Excess of Bank Balances — As of October 28, 2006, the Company had approximately $6.3 million in checks drawn in excess of bank balance that are included in current liabilities in the condensed consolidated balance sheet. There were none as of July 29, 2006.
          Comprehensive Income — During the three months ended October 28, 2006 and October 29, 2005, the Company did not have any material changes in its equity resulting from non-owner sources and, accordingly, comprehensive income approximated the net income amounts presented for the respective periods in the accompanying condensed consolidated statements of operations.
           Multiemployer Defined Benefit Pension Plan — A recently acquired subsidiary participates in a multiemployer defined benefit pension plan that covers certain of its employees. The subsidiary makes periodic contributions to the plan to meet the benefit obligations. During the period ended October 28, 2006, the subsidiary contributed approximately $0.1 million to the plan.
          Taxes Collected from Customers — In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issue Task Force (“EITF”) No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented

in the Income Statement.” EITF No. 06-3 addresses the income statement presentation of any tax collected from customers and remitted to a government authority and provides that the presentation of taxes on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (“APB”) Opinion No. 22 “Disclosure of Accounting Policies.” The Company’s policy is to present sales and other taxes collected from its customers on a net basis.
          Recently Issued Accounting Pronouncements
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
          In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a measurement framework and expands disclosure requirements. SFAS No. 157 does not require any new fair value measurements but does apply to assets and liabilities that are required to be recorded at fair value pursuant to other accounting standards. SFAS No. 157 is effective for the Company at the beginning of its fiscal 2009 year. The Company does not expect the standard will have a material effect on the Company’s results of operations, financial position, or cash flows.
          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires the recognition of the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans as an asset or liability in the year in which they occur and to reflect changes in the funded status through “accumulated other comprehensive income,” as a separate component of stockholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2008 and is not expected to have an effect on the Company’s results of operations, financial position, or cash flows.
          In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the combined use of a balance sheet approach and an income statement approach in evaluating whether either approach results in an error that is material in light of relevant quantitative and qualitative factors. The Company must begin to apply the provisions of SAB 108 no later than its fiscal 2007 annual financial statements. The Company is currently evaluating the impact of SAB 108.
2. Computation of Earnings Per Share
          The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted stock. Diluted earnings per share includes the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested time and performance vesting restricted shares and units. Performance vesting restricted shares and units are included in diluted earnings per share calculations if all the necessary performance conditions are satisfied by the end of the period. Common stock equivalents related to stock options are excluded from diluted earnings per share calculations if their effect would be anti-dilutive.

	For the Three Months Ended
	October 28, 2006	October 29, 2005
	(dollars in thousands, except per share amounts)
Net income available to common stockholders (numerator)	$9,560	$10,722

Weighted-average number of common shares (denominator)	40,211,358	47,136,830

Basic earnings per common share	$0.24	$0.23

Weighted-average number of common shares	40,211,358	47,136,830
Potential common shares arising from stock options and restricted shares/units	298,156	168,438

Total shares-diluted (denominator)	40,509,514	47,305,268

Diluted earnings per common share	$0.24	$0.23

Antidilutive weighted shares excluded from the calculation of earnings per share	2,361,654	2,726,991

3. Acquisitions
          In September 2006, the Company acquired the outstanding common stock of Cable Express for a purchase price of approximately $55.2 million including transaction fees and $6.2 million placed in escrow. The escrowed amount is available to satisfy certain potential indemnification obligations of the sellers pursuant to the acquisition agreement. Of the $6.2 million escrowed, $4.6 million will be released to the sellers 12 months after closing, while the remaining $1.6 million will be released to the sellers after 24 months, so long as in either instance the amounts are not subject in whole or part to any claims. Cable Express provides specialty contracting services for leading cable multiple system operators. These services include the installation and maintenance of customer premise equipment, including set top boxes and cable modems. The Company borrowed $50.0 million under its credit facility to fund the acquisition.
          In December 2005, the Company acquired the outstanding common stock of Prince for a purchase price of approximately $65.4 million including transaction fees and $5.6 million placed in escrow. The escrowed amount is available to satisfy certain potential indemnification obligations of the sellers pursuant to the acquisition agreement. Of the $5.6 million escrowed, $3.9 million will be released to the sellers 12 months after closing, while the remaining $1.7 million will be released to the sellers after 24 months, so long as in either instance the amounts are not subject in whole or part to any claims. Prince provides specialty contracting services for leading cable multiple system operators. These services include the installation and maintenance of customer premise equipment, including set top boxes and cable modems. The Company borrowed $65.0 million under its credit facility to fund the acquisition.
          The Company accounted for the above acquisitions using the purchase method of accounting. Accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. The purchase price allocations for the acquisitions are preliminary as the Company continues to assess the valuation of the acquired assets and liabilities. Purchase price in excess of fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. The purchase price of Cable Express and Prince consisted of the following (dollars in thousands):

	Cable Express	Prince

Cash paid	$54,733	$65,100
Transaction costs	490	291

Total purchase price	$55,223	$65,391

          Management determined the fair values used in the purchase price allocations for identifiable intangible assets based on historical data, estimated discounted future cash flows, and expected royalty rates for trademarks and tradenames among other information. The fair values were determined with the assistance of an independent valuation specialist. Goodwill of approximately $0.8 million and $3.0 million related to the Cable Express and Prince acquisitions, respectively, is expected to be deductible for tax purposes. The purchase price of Cable Express and Prince has been allocated as follows (dollars in thousands):

	Cable Express	Prince
Assets:
Accounts receivable, net	$7,341	$13,291
Costs and estimated earnings in excess of billings	1,377	1,831
Other current assets	930	6,091
Inventory	752	—
Income tax receivable	715	—
Deferred tax asset, current	356	—
Property and equipment	12,434	5,806
Goodwill	33,049	38,489
Intangible assets — customer relationships	22,800	18,400
Intangible assets — tradenames	1,100	1,500
Other assets	153	557

Total assets	81,007	85,965

Liabilities:
Accounts payable	1,114	2,125
Accrued liabilities	5,911	9,495
Notes and capital leases — short term	3,085	4,743
Notes and capital leases — long term	6,195	—
Deferred tax liability, net non-current	9,479	4,211

Total liabilities	25,784	20,574

Net assets acquired	$55,223	$65,391

          The operating results of the above acquisitions are included in the accompanying condensed consolidated financial statements from their respective acquisition dates. The following unaudited pro forma information presents the Company’s condensed consolidated results of operations as if the Cable Express and Prince acquisitions had occurred on July 31, 2005, the first day of the Company’s 2006 fiscal year. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these acquisitions occurred at the beginning of the periods presented nor is it indicative of future results. Included in the pro forma amounts for the three months ended October 28, 2006 is approximately $4.8 million of non-recurring charges incurred by Cable Express prior to the acquisition for stock-based compensation expense and acquisition related bonuses. The unaudited pro forma results are as follows:

	For the Three Months Ended
	October 28, 2006	October 29, 2005
	(dollars in thousands, except per share data)
Total revenues	$289,076	$307,495
Income before income taxes	$11,700	$19,217
Net income	$7,095	$11,609

Earnings per share:
Basic	$0.18	$0.25
Diluted	$0.18	$0.25
4. Accounts Receivable
          Accounts receivable consist of the following:

	October 28, 2006	July 29, 2006
	(dollars in thousands)

Contract billings	$154,191	$145,698
Retainage	1,725	2,304
Other receivables	936	868

Total	156,852	148,870
Less allowance for doubtful accounts	1,874	1,964

Accounts receivable, net	$154,978	$146,906

          The allowance for doubtful accounts changed as follows:

	For the Three Months Ended
	October 28, 2006	October 29, 2005
	(dollars in thousands)
Allowance for doubtful accounts at beginning of period	$1,964	$2,845
Additions (credited against) charged to bad debt expense, net	(121)	42
Amounts credited to (charged against) the allowance, net of recoveries	31	(422)

Allowance for doubtful accounts at end of period	$1,874	$2,465

          As of October 28, 2006 and October 29, 2005, the Company expected to collect all retainage balances within the next twelve months. Additionally, the Company believes that none of its significant customers were experiencing significant financial difficulty as of October 28, 2006.
5. Costs and Estimated Earnings on Contracts in Excess of Billings
          Costs and estimated earnings in excess of billings, net, consists of the following:

	October 28, 2006	July 29, 2006
	(dollars in thousands)
Costs incurred on contracts in progress	$70,215	$63,850
Estimated to date earnings	16,085	15,696

Total costs and estimated earnings	86,300	79,546
Less billings to date	701	397

	$85,599	$79,149

Included in the accompanying condensed consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$86,300	$79,546
Billings in excess of costs and estimated earnings	(701)	(397)

	$85,599	$79,149

          The Company primarily recognizes revenue for services from contracts that are based on units of delivery or cost-to-cost measures of the percentage of completion method. The above amounts aggregate these contracts.
6. Property and Equipment
          Property and equipment consists of the following:

	October 28, 2006	July 29, 2006
	(dollars in thousands)
Land	$3,953	$3,953
Buildings	9,292	9,292
Leasehold improvements	2,309	2,111
Vehicles	176,109	157,450
Furniture and fixtures	31,332	30,106
Equipment and machinery	116,935	112,525

Total	339,930	315,437
Less accumulated depreciation	198,040	188,791

Property and equipment, net	$141,890	$126,646

          Depreciation expense and repairs and maintenance expense for the three months ended October 28, 2006 and October 29, 2005, including amounts for assets subject to capital leases, were as follows (dollars in thousands):

	For the Three Months Ended
	October 28, 2006	October 29, 2005
	(dollars in thousands)
Depreciation expense	$11,403	$10,546
Repairs and maintenance expense	$5,262	$4,570
7. Goodwill and Intangible Assets
          As of October 28, 2006, the Company had $249.2 million of goodwill, $4.7 million of indefinite-lived intangible assets and $66.7 million of finite-lived intangible assets, net of accumulated amortization. As of July 29, 2006, the Company had $216.2 million of goodwill, $4.7 million of indefinite-lived intangible assets and $44.2 million of finite-lived intangible assets, net of accumulated amortization. The carrying value of goodwill increased by approximately $33.0 million during fiscal 2007 as a result of the acquisition of Cable

Express.
          The Company conducted its annual goodwill impairment test during the fourth quarter of fiscal 2006 and the results indicated that the estimated fair value of each of the Company’s reporting units exceeded their carrying value. However, two of the reporting units tested, one having a goodwill balance of approximately $23.1 million and the other having a goodwill balance of approximately $8.3 million, have been experiencing declining revenue and operating results due to a reduction in demand from the customers they serve. This decline is primarily the result of reduced spending by cable providers to upgrade their networks in recent periods compared to historical levels. As of October 28, 2006, the Company believes the goodwill is recoverable; however, there can be no assurances that the goodwill will not be impaired in future periods.
          The Company’s intangible assets consist of the following:

	Useful Life
	In Years	October 28, 2006	July 29, 2006
		(dollars in thousands)
Carrying amount:
Covenants not to compete	5—7	$800	$1,189
UtiliQuest tradename	Indefinite	4,700	4,700
Tradenames	4—15	2,925	1,825
Customer relationships	5—15	73,461	50,660
Backlog	4	—	953

		81,886	59,327

Accumulated amortization:
Covenants not to compete		466	816
Tradenames		355	306
Customer relationships		9,681	8,313
Backlog		—	953

		10,502	10,388

Net		$71,384	$48,939

          For finite-lived intangible assets, amortization expense for the three months ended October 28, 2006 and October 29, 2005 was $1.5 million and $0.8 million, respectively. The customer relationships and trade names of Cable Express totaling $22.8 million and $1.1 million, respectively, each have an estimated useful life of 15 years. Amortization for the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset. Amortization for the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible assets.
8. Accrued Self-Insured Claims
          The Company retains the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Excluding Cable Express, which was acquired in September 2006, the Company has retained the risk of loss to $1.0 million on a per occurrence basis for workers’ compensation and automobile liability claims for fiscal 2007. Excluding Cable Express, for general liability claims the Company has retained the risk of loss to $250,000, except with respect to UtiliQuest, for which the Company has retained the risk of loss to $2.0 million per occurrence.
          For Cable Express, claims related to automobile liability and workers’ compensation are covered under a guaranteed cost program. For general liability claims, Cable Express has retained the risk of $25,000 per occurrence. At October 28, 2006, the liability for these claims is included in the Company’s accrued self-insured claims liability.
          The Company has aggregate stop loss coverage for the above exposures at a stated retention of $38.8 million for fiscal 2007 and maintains umbrella liability coverage to a policy limit of $100.0 million. Except for Cable Express, the Company has retained the risk of loss for automobile liability and general liability and damage claims between $2.0 million and $5.0 million, on a per occurrence basis, with an aggregate stop loss for this layer of $10.0 million. For Cable Express, the Company has umbrella liability coverage to a policy limit of $8.0 million for general liability and $9.0 million for automobile liability claims that occurred prior to acquisition. For claims related to periods after the acquisition date of Cable Express, the Company maintains umbrella liability coverage to a policy limit of $100.0 million. The retention amounts are applicable in substantially all of the states in which the Company operates.
          Excluding Cable Express, the Company has retained the risk of loss for claims under the Company’s employee health plan occurring in fiscal 2007 to $200,000 per participant on an annual basis with aggregate stop loss coverage for this exposure at the stated retention of approximately $40.1 million. For Cable Express, the Company has retained the risk of loss to $75,000 per participant on an annual basis with aggregate stop loss coverage for this exposure at the stated retention of approximately $2.1 million in fiscal 2007.
          Accrued self-insured claims consist of the following:

	October 28, 2006	July 29, 2006
	(dollars in thousands)
Amounts expected to be paid within one year:
Accrued auto, general liability and workers’ compensation	$16,550	$15,116
Accrued employee group health	3,443	3,115
Accrued damage claims	9,041	8,857

	29,034	27,088

Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers’ compensation	23,761	24,111
Accrued damage claims	8,531	8,360

	32,292	32,471

Total accrued self-insured claims	$61,326	$59,559

9. Other Accrued Liabilities
          Other accrued liabilities consist of the following:

	October 28, 2006	July 29, 2006
	(dollars in thousands)
Accrued payroll and related taxes	$24,437	$21,810
Accrued employee bonus and benefit costs	2,172	6,423
Accrued construction costs	5,221	5,971
Interest payable	568	3,632
Other	8,067	7,273

Total other accrued liabilities	$40,465	$45,109

10. Debt
          The Company’s debt consists of the following:

	October 28, 2006	July 29, 2006
	(dollars in thousands)
Senior subordinated notes	$150,000	$150,000
Borrowings under Credit Agreement	30,000	—
Capital leases	9,083	500
Notes payable	3,697	4,678

	192,780	155,178
Less: current portion	7,452	5,169

Long-term debt	$185,328	$150,009

          In October 2005, Dycom Investments, Inc., a wholly owned subsidiary of the Company, issued $150.0 million principal amount of 8.125% senior subordinated notes (“Notes”) due October 2015. Interest payments are due semi-annually on April 15th and

October 15th of each year. As of October 28, 2006, the Company was in compliance with all covenants and conditions under the Notes.
          In September 2006, the Company borrowed $50.0 million under the Credit Agreement in connection with the acquisition of Cable Express (see Note 3). During the three months ended October 28, 2006, the Company repaid $20.0 million of borrowings under the Credit Agreement. As of October 28, 2006, the Company had $30.0 million of outstanding borrowings and $44.7 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are primarily issued to insurance companies as part of the Company’s self-insurance program. At October 28, 2006, the Company had borrowing availability of $109.1 million under the Credit Agreement and was in compliance with all financial covenants and conditions.
          The Company has $9.1 million in capital lease obligations, and $3.7 million in other notes payable. The capital lease obligations and notes payable were assumed in connection with the fiscal 2004 acquisition of UtiliQuest and the fiscal 2006 and 2007 acquisitions of Prince and Cable Express, respectively. The capital leases include obligations for certain vehicles and computer equipment and expire at various dates in fiscal years 2011. During November 2006, a note payable in the amount of $3.6 million bearing interest at 6% was repaid.
          Maturities of the Company’s debt, including long-term and current, are as follows (dollars in thousands):

2007	$7,864
2008	3,011
2009	2,007
2010	30,640
2011	10
Thereafter	150,000

193,532
Portion representing interest on capital leases	(752)

$192,780

11. Other income, net
          The components of other income, net, are as follows:

	For the Three Months Ended
	October 28, 2006	October 29, 2005
	(dollars in thousands)
Gain on sale of fixed assets	$370	$924
Miscellaneous income	126	207

Total other income, net	$496	$1,131

12. Capital Stock
          On September 12, 2005, the Company announced that its Board of Directors had approved the repurchase of up to 9.5 million outstanding shares of the Company’s common stock, at a price per share of not less than $18.50 and not greater than $21.00 through a “Dutch Auction” tender offer. The final number of shares purchased under the tender offer, which expired on October 11, 2005, was 8.76 million shares. These shares were purchased at a price of $21.00 per share for an aggregate purchase price of $186.2 million, including fees and expenses. The Company cancelled these repurchased shares in the period repurchased. The tender offer was funded with proceeds from the issuance of senior subordinated notes having an aggregate principal balance of $150.0 million, borrowings of $33.0 million from the Credit Agreement (see Note 10), and cash on hand.

13. Stock-Based Awards
          The Company’s stock-based award plans are comprised of the 1991 Incentive Stock Option Plan (“1991 Plan”), the Arguss Communications, Inc. 1991 Stock Option Plan (“1991 Arguss Plan”), the 1994 Directors Stock Option Plan (“1994 Directors Plan”), the 1998 Incentive Stock Option Plan (“1998 Plan”), the 2001 Directors Stock Option Plan (“2001 Directors Plan”), the 2002 Directors Restricted Stock Plan (“2002 Directors Plan”), and the 2003 Long-term Incentive Plan (“2003 Plan”), collectively (“the Plans”). The Company’s policy is to issue new shares to satisfy stock option exercises and restricted stock awards. The following table lists the number of shares available and outstanding under each plan as of October 28, 2006:

		Unvested
	Outstanding	Restricted	Shares
	Shares Subject	Shares and	Available
	to Options	Units	for Grant

1991 Plan	69,426	—	—
1991 Arguss Plan	111,424	—	—
1994 Directors Plan	12,000	—	—
1998 Plan*	1,851,508	—	731,228
2001 Directors Plan	84,501	—	143,499
2002 Directors Plan	—	—	83,360
2003 Plan	872,000	703,754	358,499

	3,000,859	703,754	1,316,586

* Pursuant to the terms of the 2003 Plan, the 731,228 shares that are authorized but not issued are available for grant under the 2003 Plan.
          The 1991 Plan and the 1994 Directors Plan have expired and no further options will be granted under these plans. Additionally, no further options will be granted under the 1991 Arguss Plan. The 1998 Plan, the 2001 Directors Plan, the 2002 Directors Plan, and the 2003 Plan expire in 2008, 2011, 2012, and 2013, respectively. Under the terms of these plans, stock options are granted at the closing price on the date of the grant and are exercisable over a period of up to ten years. The outstanding options under the 1991 Plan, the 1994 Plan, and the 1991 Arguss Plan are all fully vested. The options under the 1998 Plan, the 2001 Directors Plan, and the 2003 Plan vest and become exercisable ratably over a four-year period, beginning on the date of the grant. The above table includes performance shares that will be issued under outstanding awards if certain three year cumulative targeted performance goals are met. On October 17, 2006, the Compensation Committee of the Board of Directors approved an amendment to the 2003 Plan to increase the aggregate number of shares available for issuance under the 2003 plan by 2,000,000 shares. On November 21, 2006, the Dycom shareholders approved the amendment.
          Under the Company’s 2002 Directors Plan, the Company has authorized 100,000 shares of the Company’s common stock for issuance to non-employee directors. The non-employee directors are required to receive a predetermined percentage of their annual retainer fees in restricted shares of the Company’s common stock based on their ownership level of Dycom’s shares. The number of restricted shares of the Company’s common stock to be granted under the 2002 Directors Plan is based on the fair market value of a share of common stock on the date such annual retainer fees are payable. As of October 28, 2006, 16,640 shares had been issued under the 2002 Directors Plan at a weighted average market price of $20.32 per share.
          The following tables summarize the stock-based awards outstanding at October 28, 2006:

			Weighted Average	Aggregate Intrinsic
	Shares Subject to	Weighted Average	Remaining	Value (in
	Options	Exercise Price	Contractual Life	thousands)

Outstanding as of October 28, 2006	3,000,859	$28.57	5.8	$6,019

Exercisable as of October 28, 2006	2,819,842	$29.33	5.8	$4,694

			Weighted Average	Aggregate Intrinsic
	Restricted	Weighted Average	Remaining Vesting	Value (in
	Shares/Units	Grant Price	Period	thousands)

Unvested time vesting shares as of October 28, 2006	139,568	$25.61	2.1	$3,263

Unvested performance vesting shares as of October 28, 2006	564,186	$22.40	2.3	$13,191

          The aggregate intrinsic value for stock options and restricted stock in the preceding tables represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $23.38 as of October 28, 2006. These amounts represent the total pre-tax intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date.
          Time vesting restricted shares granted to employees and officers of the Company during fiscal 2006 vest ratably over a period of four years, primarily in December of each year. Upon each annual vesting of the prior year grants, 50% of the newly vested shares (net of any shares used to satisfy tax withholding obligations) are restricted from sale or transferability (“restricted holdings”). The restrictions on sale or transferability of the restricted holdings will end at the earlier of (a) the future vesting date in which the holder has accumulated restricted holdings of common stock having a value equal or greater to the holder’s annual base salary then in effect, or (b) 90 days after termination of employment of the holder. The time vesting restricted shares are considered issued and outstanding as of the date of grant and carry voting and dividend rights.
          During fiscal 2006, 569,478 shares of performance vesting restricted stock were granted to employees and officers of the Company. Additionally, during the quarter ended October 28, 2006, the Company granted 25,158 and 16,563 performance vesting restricted units to the Company’s Chief Executive Officer and Chief Operating Officer, respectively. Each restricted unit will be settled in one share of the Company’s common stock on the vesting date. The performance vesting restricted shares and units vest over a three year period from grant date, if certain Company performance targets are met. The performance targets are based on a combination of the Company’s fiscal year operating earnings (adjusted for certain non-cash items) as a percentage of contract revenues and the Company’s fiscal year operating cash flow level. The awards include three year performance goals with similar measures as the fiscal year targets. Based upon the fiscal 2006 performance targets, including the three year cumulative targets, the Company expects approximately 130,000 shares will vest during December 2006 related to the fiscal 2006 awards. The fiscal 2006 performance vesting restricted stock issued under the awards carries voting and dividend rights.
          For the three months ended October 28, 2006 and October 29, 2005, approximately $1.7 million and $1.0 million, respectively, in compensation expense has been recognized in general and administrative expenses related to stock options and restricted stock. Compensation expense for these awards is based on the fair value at the original grant date. The amount of compensation expense recognized during the three months ended October 28, 2006 and October 29, 2005 may not be representative of future stock-based compensation expense as the fair value of stock-based awards on the date of grant is amortized over the vesting period, and the vesting of certain options were accelerated in fiscal 2005 prior to the implementation of SFAS No. 123(R), “Share-Based Payment.”
          The total tax benefit recognized related to stock options and restricted stock for the three months ended October 28, 2006 and October 29, 2005, was approximately $0.6 million and $0.2 million, respectively. During the three months ended October 28, 2006 and October 29, 2005, the Company received cash of $0.3 million and $0.1 million, respectively, from the exercise of stock options. During the three months ended October 28, 2006, the Company realized a tax benefit of less than $0.1 million from the exercise of stock options.
          As of October 28, 2006, the total unrecognized compensation cost related to unvested stock options outstanding under the

Plans is $0.6 million. That cost is expected to be recognized over a weighted-average period of 3.1 years. As of October 28, 2006 the total unrecognized compensation cost related to unvested time vesting restricted stock was $2.5 million, which is expected to be recognized over a weighted-average period of 2.2 years. The maximum unrecognized compensation cost related to unvested performance-based awards is $10.1 million as of October 28, 2006. This cost is expected to be recognized over a weighted-average period of 2.3 years if all performance conditions are met and the maximum amount of restricted stock under outstanding awards is granted. If the performance goals are not met for performance vesting restricted stock, no compensation cost will be recognized for those shares and any compensation cost recognized previously for those shares will be reversed.
Stock Option Analysis
          During the first quarter of fiscal 2007, in response to a public letter to Financial Executives International and the American Institute of Certified Public Accountants from the Office of the Chief Accountant of the Securities and Exchange Commission dated September 19, 2006, the Company initiated a voluntary review of its stock-based award granting practices covering the period from August 1, 1996 (the first day of fiscal 1997) through October 28, 2006. The Company found that the number and exercise price of all stock-based awards were approved by the applicable committee of the Board of Directors. Additionally, no instances of intentional back dating of equity awards nor any evidence of fraud or manipulative conduct associated with the Company’s granting practices was discovered during this review. However, in some instances, primarily associated with annual grants, the administrative activities necessary to complete the allocation of stock options to individual employees were not final at the grant date. APB No. 25 “Accounting for Stock Issued to Employees” provides that the measurement date of an award can not occur until the number of shares that the individual employee is entitled to receive is finalized.
          Pursuant to APB No. 25, proper measurement dates were not applied for certain awards as the administrative activities related to the allocation of the stock options to employees had not been finalized as of the grant date. The Company considered the available information related to each of the stock-based awards and applied judgment in determining the measurement date. In certain instances, the stock price increased from the grant date to the measurement date which resulted in additional non-cash stock-based compensation expense. The Company determined the impact to the consolidated operating results of applying the new measurement date to the awards would not change fiscal 2006 results, but would reduce fiscal 2005 results by approximately $0.4 million, net of taxes. For each year between fiscal 1998 through fiscal 2004, the impact of the non-cash stock-based compensation expense, net of taxes, was less than $0.3 million per year with no impact upon fiscal 1997. Pursuant to the footnote disclosure provisions of SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”, the Company determined the pro forma non-cash stock-based compensation expense would decrease by approximately $2.2 million for fiscal 2005 resulting in an increase in pro forma net income. For fiscal 1997 through fiscal 2004, the Company determined the footnote disclosure of pro forma non-cash stock-based compensation expense and pro forma net income (loss) would change by less than $0.2 million on an annual basis.
          The Company has determined that the impact of the above amounts is not material to net income (loss), earnings (loss) per share, additional paid-in capital, retained earnings and pro-forma disclosures for all periods between fiscal 1997 through the period ended July 29, 2006 and with respect to the trends in earnings. The applicable amounts and pro forma disclosures for periods prior to fiscal 2006 will be reflected in the Form 10-K for the fiscal year ending July 28, 2007. The accompanying condensed consolidated balance sheet as of July 29, 2006 includes an adjustment of $1.9 million to increase additional paid-in capital and decrease retained earnings from the amounts previously reported reflecting the cumulative impact of the non-cash stock-based compensation expense, net of taxes.
14. Related Party Transactions
          The Company leases administrative offices from entities related to officers of certain of its subsidiaries. The total expense under these arrangements for the three months ended October 28, 2006 and October 29, 2005 was $0.3 million and $0.4 million, respectively. Additionally, the Company paid approximately $0.1 million and $0.2 million for the three months ended October 28, 2006 and October 29, 2005, respectively, in subcontracting services to entities related to officers of certain of its subsidiaries.
15. Commitments and Contingencies
          In the normal course of business, there are transactions for which the ultimate tax outcome is uncertain. Consequently, judgment is required in determining the provision for income taxes and the associated income tax assets and liabilities. The Company regularly assesses its position with regard to individual tax exposures and records liabilities for uncertain tax positions in accordance with SFAS No. 5, “Accounting for Contingencies”. These liabilities reflect management’s best estimate of the likely outcomes of current and potential future audits. The Company was recently notified that its fiscal 2003 and 2004 income tax returns were selected for examination by the Internal Revenue Service. Management believes its provision for income taxes is adequate; however, any material assessment could affect the Company’s results of operations, cash flows and liquidity.
          Recently, a number of the Company’s competitors have been subject to class action lawsuits alleging violations of the Fair Labor Standards Act and state wage and hour laws. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. The Company has been contacted by counsel representing current and former employees alleging similar violations at certain of its subsidiaries. Regardless of whether any of these allegations are valid or whether the Company is ultimately determined to be liable, claims may be expensive to defend and may adversely affect the Company’s financial condition and results of operations.
          Certain of the Company’s subsidiaries also have pending claims and legal proceedings in the normal course of business. It is the opinion of the Company’s management, based on information available at this time, that none of these current claims or proceedings will have a material effect on the Company’s condensed consolidated financial statements.
          The Company has obligations under performance bonds related to certain of its customer contracts as of October 28, 2006. Performance bonds generally give the Company’s customer the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform it’s obligations under the contract. As of October 28, 2006, the Company has $20.1 million of outstanding performance bonds with remaining contract work to be completed under these performance bonds of $15.9 million. As of October 28, 2006, no events have occurred in which the customers have exercised their rights under the performance bonds.

          Included in the above amount is an outstanding performance bond of $10.6 million issued in favor of a customer where the Company is no longer the party performing the contract. This guarantee for the third party’s performance arose in connection with the disposition of the contract for which the bond has been procured. The term of the bond is less than one year and the obligations under the customer contract are expected to be performed in a satisfactory manner by the current performing party. In accordance with FIN No. 45, “Accounting and Disclosure Requirements for Guarantees”, the Company has recorded the estimated fair market value of the guarantee of approximately $0.1 million in accrued liabilities as of October 28, 2006. The Company is not holding any collateral; however, it does have recourse to the party performing the contract with respect to claims related to periods subsequent to the disposition of the contract.
16. Segment Information
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

	For the Three Months Ended
	October 28, 2006	October 29, 2005
	(dollars in thousands)
Telecommunications	$199,551	$184,259
Utility line locating	55,426	57,783
Electric utilities and other construction and maintenance	23,200	18,856

Total contract revenues	$278,177	$260,898

          One of the Company’s subsidiaries derived revenues from contracts in Canada of approximately $0.9 million for the three months ended October 28, 2006. The Company had no revenues from contracts in Canada during the three months ended October 29, 2005. Additionally, the Company had no material long-lived assets in the Canadian operations at October 28, 2006 and July 29, 2006.
17. Supplemental Consolidating Financial Statements
          During the first quarter of fiscal 2006, the Company completed an offering of $150.0 million of 8.125% senior subordinated notes (see Note 10). The Notes were issued by Dycom Investments, Inc. (“Issuer’’), a wholly owned subsidiary of the Company. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent’’) on a parent only basis, (ii) the Issuer, (iii) the guarantor subsidiaries for the Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a condensed consolidated basis, and (vi) the Company on a condensed consolidated basis. The consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes.
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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
OCTOBER 28, 2006

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)

ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$7,261	$228	$—	$7,489
Accounts receivable, net	3	—	154,155	820	—	154,978
Costs and estimated earnings in excess of billings	—	—	86,300	—	—	86,300
Deferred tax assets, net	129	—	13,981	221	—	14,331
Inventories	—	—	9,108	—	—	9,108
Other current assets	5,558	—	7,080	92	—	12,730

Total current assets	5,690	—	277,885	1,361	—	284,936

PROPERTY AND EQUIPMENT, net	1,922	—	136,139	3,829	—	141,890

OTHER ASSETS:
Goodwill	—	—	249,242	—	—	249,242
Intangible assets, net	—	—	71,384	—	—	71,384
Deferred tax assets, net non-current	1,786	—	—	—	(1,786)	—
Investment in subsidiaries	692,549	947,721	—	—	(1,640,270)	—
Intercompany receivables	—	—	372,244	—	(372,244)	—
Other	4,215	4,193	5,846	—	—	14,254

Total other assets	698,550	951,914	698,716	—	(2,014,300)	334,880

TOTAL	$706,162	$951,914	$1,112,740	$5,190	$(2,014,300)	$761,706

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,166	$—	$31,738	$28	$—	$33,932
Checks drawn in excess of bank balances	—	—	6,276	—	—	6,276
Current portion of debt	—	—	7,452	—	—	7,452
Billings in excess of costs and estimated earnings	—	—	701	—	—	701
Accrued self-insured claims	431	—	28,223	380	—	29,034
Income taxes payable	9,617	—	—	—	—	9,617
Other accrued liabilities	2,449	500	37,091	425	—	40,465

Total current liabilities	14,663	500	111,481	833	—	127,477

LONG-TERM DEBT	30,000	150,000	5,328	—	—	185,328
ACCRUED SELF-INSURED CLAIMS	811	—	30,822	659	—	32,292
DEFERRED TAX LIABILITIES, net non-current	—	—	16,335	689	(1,786)	15,238
INTERCOMPANY PAYABLES	259,317	108,865	—	4,062	(372,244)	—
OTHER LIABILITIES	293	—	—	—	—	293

Total liabilities	305,084	259,365	163,966	6,243	(374,030)	360,628

Total stockholders’ equity	401,078	692,549	948,774	(1,053)	(1,640,270)	401,078

TOTAL	$706,162	$951,914	$1,112,740	$5,190	$(2,014,300)	$761,706

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
JULY 29, 2006

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 28, 2006

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
			(dollars in thousands)

REVENUES:
Contract revenues	$—	$—	$277,267	$910	$—	$278,177

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	223,648	793	—	224,441
General and administrative	5,048	139	16,511	509	—	22,207
Depreciation and amortization	106	—	12,651	102	—	12,859
Intercompany charges (income) , net	(4,300)	—	3,767	533	—	—

Total	854	139	256,577	1,937	—	259,507

Interest income	—	—	393	—	—	393
Interest expense	(480)	(3,124)	(153)	—	—	(3,757)
Other income, net	—	—	496	—	—	496

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(1,334)	(3,263)	21,426	(1,027)	—	15,802

PROVISION (BENEFIT) FOR INCOME TAXES	(527)	(1,289)	8,464	(406)	—	6,242

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(807)	(1,974)	12,962	(621)	—	9,560

EQUITY IN EARNINGS OF SUBSIDIARIES	10,367	12,341	—	—	(22,708)	—

NET INCOME (LOSS)	$9,560	$10,367	$12,962	$(621)	$(22,708)	$9,560

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 29, 2005

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
			(dollars in thousands)

REVENUES:
Contract revenues	$—	$—	$260,898	$—	$—	$260,898

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	213,300	—	—	213,300
General and administrative	4,551	156	14,222	526	—	19,455
Depreciation and amortization	109	—	11,193	79	—	11,381
Intercompany charges (income) , net	(4,009)	—	3,579	430	—	—

Total	651	156	242,294	1,035	—	244,136

Interest income	4	—	686	—	—	690
Interest expense	(154)	(634)	(54)	—		(842)
Other income, net	2	—	1,129	—	—	1,131

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(799)	(790)	20,365	(1,035)	—	17,741

PROVISION (BENEFIT) FOR INCOME TAXES	(76)	—	6,734	361	—	7,019

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(723)	(790)	13,631	(1,396)	—	10,722

EQUITY IN EARNINGS OF SUBSIDIARIES	11,445	12,235	—	—	(23,680)	—

NET INCOME (LOSS)	$10,722	$11,445	$13,631	$(1,396)	$(23,680)	$10,722

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 28, 2006

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
			(dollars in thousands)

Net cash provided by (used in) operating activities	$(5,072)	$—	$17,836	$209	$—	$12,973

Cash flows from investing activities:
Restricted cash	(771)	—	—	—	—	(771)
Capital expenditures	(406)	—	(12,013)		—	(12,419)
Proceeds from sale of assets	—	—	776	—	—	776
Cash paid for acquisitions	—	—	(55,223)	—	—	(55,223)

Net cash used in investing activities	(1,177)	—	(66,460)	—	—	(67,637)

Cash flows from financing activities:
Proceeds from long-term debt	50,000		—	—	—	50,000
Principal payments on long-term debt	(20,000)	—	(1,678)	—	—	(21,678)
Changes in checks drawn in excess of bank balances	—	—	6,276			6,276
Exercise of stock options and other	287	—	—	—	—	287
Intercompany funding	(24,038)	—	24,038	—	—	—

Net cash provided by financing activities	6,249	—	28,636	—	—	34,885

Net increase (decrease) in cash and equivalents	—	—	(19,988)	209	—	(19,779)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	27,249	19	—	27,268

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$7,261	$228	$—	$7,489

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 29, 2005

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
			(dollars in thousands)

Net cash used in operating activities	$(3,079)	$—	$(1,073)	$(31)	$—	$(4,183)

Cash flows from investing activties:
Capital expenditures	(127)	—	(12,579)		—	(12,706)
Proceeds from sale of assets	1	—	1,242	—	—	1,243
Purchase of short-term investments	—	—	(27,900)	—	—	(27,900)
Proceeds from the sale of short-term investments	—	—	27,900	—	—	27,900

Net cash used in investing activities	(126)	—	(11,337)	—	—	(11,463)

Cash flows from financing activties:
Debt issuance costs	(276)	(3,375)	—	—	—	(3,651)
Proceeds from long-term debt	33,000	150,000	—	—	—	183,000
Principal payments on long-term debt		—	(923)	—	—	(923)
Repurchases of common stock	(184,056)	—	—	—	—	(184,056)
Exercise of stock options and other	115	—	—	—	—	115
Intercompany funding	154,422	(146,625)	(7,797)	—	—	—

Net cash (used in) provided by financing activities	3,205	—	(8,720)	—	—	(5,515)

Net decrease in cash and equivalents	—	—	(21,130)	(31)	—	(21,161)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	82,951	111	—	83,062

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$61,821	$80	$—	$61,901

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Concerning Forward-Looking Statements
          This Quarterly Report on Form 10-Q, including the Notes to the Condensed Consolidated Financial Statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “forecast,” “project,” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financial needs or plans and the availability of financing, and plans relating to our services including backlog, as well as assumptions relating to the foregoing. These forward-looking statements are based on management’s current expectations, estimates and projections. Forward—looking statements are subject to risks and uncertainties that may cause actual results in the future to differ materially from the results projected or implied in any forward-looking statements contained in this report. Such risks and uncertainties include: business and economic conditions in the telecommunications industry affecting our customers, the adequacy of our accrued self-insured claims and other accruals and allowances for doubtful accounts, whether the carrying value of our assets may be impaired, whether acquisitions can be effectively integrated into our existing operations, the impact of any future acquisitions, the outcome of contingent events, including litigation, liquidity needs and the availability of financing. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Overview
          We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. Additionally, we provide services on a limited basis in Canada. For the three months ended October 28, 2006, specialty contracting services related to the telecommunications industry, underground utility locating, and electric and other construction and maintenance to electric utilities and others contributed approximately 71.7%, 19.9%, and 8.4%, respectively, to our total revenues.
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
          A significant portion of our services are covered by multi-year master service agreements and other arrangements with customers that have historically extended over multiple year periods. We are currently a party to over 250 of these arrangements. Master service agreements generally are for contract periods of one or more years and contain customer specified service requirements, such as discrete unit pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability by the customer to issue to others work orders valued above a specified dollar limit, the self-performance of the work by the customer’s in house workforce if available, and the ability to use others when jointly placing facilities with another utility. In most cases, a customer may terminate these agreements for convenience with written notice.
          The remainder of our services is provided pursuant to contracts for specific projects. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Short-term contracts for specific projects are generally three to four months in duration. A portion of our contracts include retainage provisions under which 5% to 10% of the contract invoicing is withheld by the customer subject to project completion in accordance with the contract specifications.
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
          The following table summarizes our revenues from long-term contracts, including multi-year master service agreements, as a percentage of total revenue:

	For the Three Months Ended
	October 28, 2006	October 29, 2005
Multi-year master service agreements	73.6%	57.2%
Other long-term contracts	10.1%	24.0%

Total long-term contracts	83.7%	81.2%

          The percentage increase in revenue derived from multi-year master service agreements is primarily due to agreements in place at Cable Express Holding Company (“Cable Express”) and Prince Telecom Holdings, Inc. (“Prince”) which were acquired in September 2006 and December 2005, respectively. The overall increase of total long-term contacts as a percentage of contract revenues for the three months ended October 28, 2006 as compared to October 29, 2005 is also a result of a decrease in hurricane restoration services which were performed pursuant to short-term contracts during the three months ended October 29, 2005.
          A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from customers contributing at least 2.5% of our total revenue in either of the three months ended October 28, 2006 or October 29, 2005:

	For the Three Months Ended
	October 28, 2006	October 29, 2005
BellSouth	16.4%	19.3%
Verizon	16.3%	19.8%
Comcast	11.0%	7.1%
Embarq	7.6%	8.3%
Time Warner	5.1%	0.6%
Questar Gas	4.4%	1.1%
Charter	4.4%	6.2%
Qwest	3.3%	2.7%
Windstream	3.2%	2.7%
DIRECTV	2.8%	3.2%
Adelphia *	0.4%	3.0%
Duke Power	0.3%	2.6%

*	Adelphia was acquired by Time Warner and Comcast effective July 31, 2006.
          In August 2006, in accordance with our contractual rights, we notified DIRECTV of our intention to cease performing services for them effective February 2007. Management does not believe that this will have a material impact on our revenues or results of operations.
          Cost of earned revenues includes all direct costs of providing services under our contracts, including costs for construction personnel, subcontractors, operation of capital equipment (excluding depreciation), and insurance. For a majority of our contracts, our customers provide all necessary materials and we provide the personnel, tools, and equipment necessary to perform installation and maintenance services. Materials supplied by our customers for which the customer retains the financial and performance risk associated with the materials are not included in our revenue or costs of sales. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our utility locating services. A change in claims experience or actuarial assumptions related to these risks could materially affect our results of operations.
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

          Recently, a number of our competitors have been subject to class action lawsuits alleging violations of the Fair Labor Standards Act and state wage and hour laws. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. We have been contacted by counsel representing current and former employees alleging similar violations at certain of our subsidiaries. Regardless of whether any of these allegations are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may adversely affect our financial condition and results of operations.
          During the first quarter of fiscal 2007, in response to a public letter to Financial Executives International and the American Institute of Certified Public Accountants from the Office of the Chief Accountant of the Securities and Exchange Commission dated September 19, 2006, we initiated a voluntary review of our stock-based award granting practices covering the period from August 1, 1996 (the first day of fiscal 1997) through October 28, 2006. We found that the number and exercise price of all stock-based awards were approved by the applicable committee of the Board of Directors. Additionally, no instances of intentional back dating of equity awards nor any evidence of fraud or manipulative conduct associated with the Company’s granting practices was discovered during this review. However, in some instances, primarily associated with annual grants, the administrative activities necessary to complete the allocation of stock options to individual employees were not final at the grant date. APB No. 25 “Accounting for Stock Issued to Employees” provides that the measurement date of an award can not occur until the number of shares that the individual employee is entitled to receive is finalized.
          Pursuant to APB No. 25, proper measurement dates were not applied for certain awards as the administrative activities related to the allocation of the stock options to employees had not been finalized as of the grant date. We considered the available information related to each of the stock-based awards and applied judgment in determining the measurement date. In certain instances, the stock price increased from the grant date to the measurement date which resulted in additional non-cash stock-based compensation expense. We have determined the impact to the consolidated operating results of applying the new measurement date to the awards would not change fiscal 2006 results, but would reduce fiscal 2005 results by approximately $0.4 million, net of taxes. For each year between fiscal 1998 through fiscal 2004, the impact of the non-cash stock-based compensation expense, net of taxes, was less than $0.3 million per year with no impact upon fiscal 1997. Pursuant to the footnote disclosure provisions of SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”, we determined the pro forma non-cash stock-based compensation expense would decrease by approximately $2.2 million for fiscal 2005 resulting in an increase in pro forma net income. For fiscal 1997 through fiscal 2004, we determined the footnote disclosure of pro forma non-cash stock-based compensation expense and pro forma net income (loss) would change by less than $0.2 million on an annual basis.
          We have determined that the impact of the above amounts is not material to net income (loss), earnings (loss) per share, additional paid-in capital, retained earnings and pro forma disclosures for all periods between fiscal 1997 through the period ended July 29, 2006 and with respect to the trends in earnings. The applicable amounts and pro forma disclosures for periods prior to fiscal 2006 will be reflected in the Form 10-K for the fiscal year ending July 28, 2007. The accompanying condensed consolidated balance sheet as of July 29, 2006 includes an adjustment of $1.9 million to increase additional paid-in capital and decrease retained earnings from the amounts previously reported reflecting the cumulative impact of the non-cash stock-based compensation expense, net of taxes. We have advised our external auditors and the Audit Committee of the Board of Directors of the results of our review.
Acquisitions
          In September 2006, we acquired the outstanding common stock of Cable Express for a purchase price of approximately $55.2 million, including transaction fees. During December 2005, we acquired the outstanding common stock of Prince for a purchase price of approximately $65.4 million, including transaction fees. Cable Express and Prince install and maintain customer premise equipment, including set top boxes and cable modems, for leading cable multiple system operators.
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
Critical Accounting Policies and Estimates
          The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for costs and estimated earnings in excess of billings, allowance for doubtful accounts, accrued self-insured claims, valuation of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangible assets, and accounting for income taxes, contingencies and litigation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ materially from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended July 29, 2006 for further information regarding our critical accounting policies and estimates.

Results of Operations
          The following table sets forth, as a percentage of revenues earned, our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended
	October 28, 2006		October 29, 2005
	(dollars in millions)
Revenues	$278.2	100.0%	$260.9	100.0%
Expenses:
Cost of earned revenue, excluding depreciation	224.4	80.7	213.3	81.7
General and administrative	22.2	8.0	19.5	7.5
Depreciation and amortization	12.9	4.6	11.4	4.4

Total	259.5	93.3	244.1	93.5

Interest income	0.4	0.1	0.7	0.3
Interest expense	(3.8)	(1.4)	(0.8)	(0.3)
Other income, net	0.5	0.2	1.1	0.4

Income before income taxes	15.8	5.7	17.7	6.9
Provision for income taxes	6.2	2.2	7.0	2.7

Net income	$9.6	3.4%	$10.7	4.2%

          Revenues. The following table presents information regarding total revenues by type of customer for the three months ended October 28, 2006 and October 29, 2005:

	For the Three Months Ended
	October 28, 2006		October 29, 2005			%
					Increase	Increase
	Revenue	% of Total	Revenue	% of Total	(Decrease)	(Decrease)
		(dollars in millions)
Telecommunications	$199.6	71.7%	$184.3	70.6%	$15.3	8.3%
Utility line locating	55.4	19.9%	57.8	22.2%	(2.4)	(4.1)%
Electric utilities and other customers	23.2	8.4%	18.9	7.2%	4.3	23.0%

Total contract revenues	$278.2	100.0%	$260.9	100.0%	$17.3	6.6%

          Revenues increased $17.3 million, or 6.6%, for the three months ended October 28, 2006 as compared to the three months ended October 29, 2005. Of this increase, $15.3 million was a result of an increase in specialty contracting services provided to telecommunications companies and $4.3 million was due to increased revenues from construction and maintenance services provided to electric utilities and other customers; these increases were partially offset by a $2.4 million decrease in underground utility locating services revenues. Cable Express, acquired in September 2006, contributed $10.8 million of revenues from telecommunications services during the three months ended October 28, 2006. Prince, acquired in December 2005, contributed $32.9 million of revenues from telecommunications services during the three months ended October 28, 2006. The following table presents revenue by type of customer excluding the amounts attributed to the Cable Express and Prince acquisitions:

	For the Three Months Ended
				%
	October 28,	October 29,	Increase	Increase
	2006	2005	(Decrease)	(Decrease)
		(dollars in millions)
Telecommunications	$155.8	$184.3	$(28.4)	(15.4)%
Utility line locating	55.4	57.8	(2.4)	(4.1)%
Electric utilities and other customers	23.2	18.9	4.3	23.0%

	234.5	260.9	(26.4)	(10.1)%
Revenues from business acquired in fiscal 2006 and 2007	43.7	—	43.7

Total contract revenues	$278.2	$260.9	$17.3	6.6%

          Excluding revenue from Cable Express and Prince for the three months ended October 28, 2006, revenues from telecommunications services were $155.8 million compared to $184.3 million for the three months ended October 29, 2005, a decrease of 15.4%. During the three months ended October 29, 2005, we earned approximately $21.8 million from hurricane restoration services for customers compared to none during the current quarter. This remaining decrease in telecommunications service revenues was primarily attributable to a decrease in revenue from a significant customer engaged in a fiber deployment project.
          Total revenues from underground utility line locating for the three months ended October 28, 2006 were $55.4 million compared to $57.8 million for the three months ended October 29, 2005, a decrease of 4.1%. This decrease is primarily the result of $1.6 million of hurricane restoration services performed during the three months ended October 29, 2005 as compared to none during the current quarter.
          Our total revenues from electric utilities and other construction and maintenance services increased $4.3 million, or 23.0%, in the three months ended October 28, 2006 as compared to the three months ended October 29, 2005. The increase was primarily attributable to additional work performed for both existing and new customers, including a significant gas pipeline construction project.
          Costs of Earned Revenues. Costs of earned revenues increased $11.1 million to $224.4 million in the three months ended October 28, 2006 from $213.3 million in the three months ended October 29, 2005. The primary components of this dollar increase were direct labor and subcontractor costs taken together, direct materials, and equipment and other direct costs, which increased $7.2 million, $2.3 million, and $1.7 million, respectively. These increases were primarily due to higher levels of operations during the three months ended October 28, 2006, including the operations of Cable Express and Prince since their acquisitions in September 2006 and December 2005, respectively. As a percentage of contract revenues, costs of earned revenues decreased 1.1% for the three months ended October 28, 2006, as compared to the same period last year. Direct labor and subcontracted labor, combined, decreased 1.0% as the result of a change in the mix of work enabled us to reduce our total labor costs in proportion to our contract revenues. Decreases in equipment and other direct costs contributed 0.6% of the total percent decrease primarily as a result of reduced vehicle rental and other direct costs associated with hurricane restoration services performed in the three months ended October 29, 2005. This reduction was partially offset by increases in overall insurance costs as a result of higher premiums and loss development activity for self insured claims, including group health insurance costs. We also experienced an increase of 0.5% in direct materials due to an increase in the number of projects for which we provided materials to the customer during the three months ended October 28, 2006 as compared to the three months ended October 29, 2005.
          General and Administrative Expenses. General and administrative expenses increased $2.8 million to $22.2 million for the three months ended October 28, 2006 as compared to $19.5 million for the three months ended October 29, 2005. The increase in total general and administrative expenses for the three months ended October 28, 2006 compared to the prior year period was primarily attributable to the general and administrative costs of Cable Express and Prince, which were acquired in September 2006 and December 2005, respectively, and an increase in stock-based compensation expenses as a result of the restricted stock awards granted during fiscal 2006 and 2007. The total amount of stock-based compensation expense for the three months ended October 28, 2006 was $1.7 million as compared to $1.0 million for the three months ended October 29, 2005. These increases were partially offset by improved bad debt experience during the three months ended October 28, 2006 as compared to October 29, 2005.
          General and administrative expenses as a percentage of contract revenues were 8.0% and 7.5% for the three months ended October 28, 2006 and October 29, 2005, respectively. The increase in general and administrative expenses as a percentage of contract revenues is primarily a result of the increase in stock-based compensation expense during the three months ended October 28, 2006 as compared to the three months ended October 29, 2005.

          Depreciation and Amortization. Depreciation and amortization increased to $12.9 million for the three months ended October 28, 2006 from $11.4 million for the three months ended October 29, 2005 and increased as a percentage of contract revenues to 4.6% compared to 4.4% for the three months ended October 29, 2005. The dollar amount of the increase for the three months ended October 28, 2006 compared to the same prior year period is primarily a result of the addition of fixed assets and intangible assets relating to the acquisition of Cable Express and Prince in September 2006 and December 2005, respectively.
          Interest Income. Interest income decreased to $0.4 million for the three months ended October 28, 2006 as compared to $0.7 million for the three months ended October 29, 2005. This decrease is primarily a result of lower cash balances as compared to prior year due to the September 2006 and December 2005 acquisitions of Cable Express and Prince, respectively, interest payments on our senior subordinated notes, and cash used in connection with the repurchase of 8.76 million shares of our common stock in October 2005.
          Interest Expense. Interest expense increased to $3.8 million for the three months ended October 28, 2006 as compared to $0.8 million for the three months ended October 29, 2005. During October 2005, we issued $150.0 million of 8.125% senior subordinated notes (“Notes”) and incurred interest expense for only part of the quarter in fiscal 2005. During the current period we incurred a full quarter of interest for the Notes and also incurred interest on borrowings from our revolving Credit Agreement (“Credit Agreement”) related to the acquisition of Cable Express. In addition, we incurred interest expense related to notes payable and capital leases assumed in the December 2005 acquisition of Prince and the September 2006 acquisition of Cable Express.
          Other Income, Net. Other income decreased to $0.5 million for the three months ended October 28, 2006 as compared to $1.1 million for the three months ended October 29, 2005. The decrease was primarily a result of a reduction in the number of assets sold during the three months ended October 28, 2006 as compared to the same period in the prior year.
          Income Taxes. The following table presents our income tax expense and effective income tax rate for the three months ended October 28, 2006 and October 29, 2005 (dollars in millions):

	For the Three Months Ended
	October 28, 2006	October 29, 2005
Income taxes	$6.2	$7.0
Effective income tax rate	39.5%	39.6%
     Variations in our tax rate are primarily attributable to the impact of other non-deductible and non-taxable items for tax purposes in relation to our pre-tax income during the three months ended October 28, 2006 as compared to the three months ended October 29, 2005.
     Net Income. Net income was $9.6 million for the three months ended October 28, 2006 as compared to $10.7 million for the three months ended October 29, 2005.
Liquidity and Capital Resources
          Capital requirements. We primarily use capital to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. Our working capital needs are influenced by our level of operations and generally increase with higher levels of revenues. Additionally, our working capital requirements are influenced by the timing of the collection of accounts receivable outstanding from our customers for work previously performed. We don’t believe any of our significant customers are experiencing significant financial difficulty as of October 28, 2006. Our sources of cash have historically been operating activities, debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property.
          Cash and cash equivalents totaled $7.5 million at October 28, 2006 compared to $27.3 million at July 29, 2006.

	For the Three Months Ended
	October 28, 2006	October 29, 2005
	(dollars in millions)
Net cash flows:
Provided (used in) by operating activities	$13.0	$(4.2)
Used in investing activities	$(67.6)	$(11.5)
Provided by (used in) financing activities	$34.9	$(5.5)
          Cash from operating activities. During the three months ended October 28, 2006, net cash provided by operating activities was $13.0 million and was comprised primarily of net income, adjusted for non-cash items. Non-cash items during the three months ended October 28, 2006 primarily included depreciation, amortization, stock-based compensation, deferred income taxes, and the gain on disposal of assets. Changes in working capital and changes in other long term assets and liabilities combined used $9.9 million of operating cash flow during the current period. Components of the working capital changes which used operating cash flow for the three months ended October 28, 2006 were increases in accounts receivable and net unbilled revenue of $0.5 million and $5.1 million, respectively, due to current period operating levels and billing activity, and net increases in other current assets and other assets of $2.4 million, primarily as a result of increases in prepaid insurance and other prepaid costs. Additionally, there were net decreases in other liabilities of $8.8 million primarily attributable to semi-annual interest payments on our Notes made during the quarter and the payments of employee payroll and benefit related costs. Components of the working capital changes which provided operating cash flow for the three months ended October 28, 2006 included increases in accounts payable of $1.5 million due to the timing of receipt and payment of invoices, and an increase in income taxes payable of $5.4 million due to the accrual of our federal and state income taxes and the timing of required payments during the fiscal year. Based on quarterly revenues, days sales outstanding for accounts receivable, net was 50.7 days as of October 28, 2006 compared to 58.6 days at October 29, 2005. Based on quarterly revenues, days sales outstanding for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, was 28.0 days as of October 28, 2006 compared to 27.8 days at October 29, 2005. The decrease in days sales outstanding for accounts receivable and costs and estimated earnings in excess of billings, net is due to increased collection activities and payment patterns of our customers.
          Cash used in investing activities. For three months ended October 28, 2006 and October 29, 2005, net cash used in investing activities was $67.6 million and $11.5 million, respectively. During three months ended October 28, 2006, we paid $55.2 million in connection with the acquisition of Cable Express. Capital expenditures were $12.4 million and $12.7 million during the three months ended October 28, 2006 and October 29, 2005, respectively, offset in part by $0.8 million and $1.2 million, respectively, in proceeds from the sale of idle assets. Restricted cash increased $0.7 million during the three months ended October 28, 2006 related to funding provisions of our self-insured claims program as compared to no change in restricted cash during the three months ended October 29, 2005. There were no net proceeds from the sale and purchase of short-term investments during either three month period.
     Cash used in financing activities. Net cash provided by financing activities was $34.9 million for three months ended October 28, 2006. Net cash used in financing activities was $5.5 million for three months ended October 29, 2005. Proceeds from long-term debt were $50.0 million during the three months ended October 28, 2006 which consisted of borrowings on our Credit Agreement in connection with the acquisition of Cable Express in September 2006. During the three months ended October 28, 2006, we repaid $20.0 million of borrowings under our Credit Agreement and made principal payments of $1.7 million on capital leases and other notes payable. Proceeds from long-term debt were $183.0 million in the three months ended October 29, 2005 and consisted of $33.0 million in borrowings on our Credit Agreement and the issuance of our $150.0 million senior subordinated notes. In connection with the Credit Agreement borrowings and Notes in fiscal 2006, we incurred $4.6 million in debt issuance costs, of which $3.6 million was disbursed during the three months ended October 29, 2005. The proceeds of the debt during the three months ended October 29, 2005 were used to repurchase 8.76 million shares of our common stock for an aggregate purchase price of $186.2 million, including fees and expenses. Additionally, a total of $3.1 million of fees for tender offer costs and debt issuance costs were accrued and unpaid as of October 29, 2005. Principal payments of approximately $0.9 million were made on capital leases during the three months ended October 29, 2005. The Company had checks in excess of bank balances of $6.3 million as of October 28, 2006 as a result of disbursements issued prior to the end of the fiscal quarter. There were no checks drawn in excess of bank balances during the three months ended October 29, 2005. We received proceeds of $0.3 million and $0.1 million from the exercise of stock options for the three months ended October 28, 2006 and October 29, 2005, respectively.
          Compliance with Senior Notes and Credit Agreement
          The indenture governing the Notes contains certain covenants that restrict our ability to make certain payments, including the payment of dividends, incur additional indebtedness and issue preferred stock, create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell assets, and enter into transactions with affiliates. As of October 28, 2006, we were in compliance with all covenants and conditions under the Notes.

          In connection with issuance of the Notes, we entered into an amendment (“the Amendment”) to our Credit Agreement, which expires in December 2009. After giving effect to the Amendment, we are required to (i) maintain a condensed consolidated leverage ratio of not greater than 3.00 to 1.0., (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain condensed consolidated tangible net worth, which shall be calculated at the end of each fiscal quarter, of not less than $50.0 million plus 50% of condensed consolidated net income (if positive) from September 8, 2005 to the date of computation plus 75% of the equity issuances made from September 8, 2005 to the date of computation. As of October 28, 2006, we had $30.0 million in outstanding borrowings and $44.7 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are primarily issued to insurance companies as part of our self-insurance program. At October 28, 2006, we had borrowing availability of $109.1 million under the Credit Agreement and were in compliance with all financial covenants and conditions under the Credit Agreement.
          Contractual Obligations. The following tables set forth our outstanding contractual obligations, including related party leases, as of October 28, 2006:

				Greater
	Less than 1			than
	Year	1—3 Years	4 — 5 Years	5 Years	Total
	(dollars in thousands)
Notes	$—	$—	$—	$150,000	$150,000
Notes Payable ($3.6 million repaid in November 2006)	3,697	—	—	—	3,697
Borrowings under Credit Agreement	—	—	30,000	—	30,000
Interest Payments on Debt (excluding capital leases)	12,210	24,375	24,375	48,750	109,710
Capital Lease Obligations (including interest and executory costs)	4,262	5,203	749	—	10,214
Operating Leases	6,437	10,956	3,753	4,604	25,750
Employment Agreements	3,200	1,630	—	—	4,830

Total	$29,806	$42,164	$58,877	$203,354	$334,201

          Off-Balance Sheet Arrangements
          We have obligations under performance bonds related to certain of our customer contracts. Performance bonds generally give our customer the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our obligations under the contract. As of October 28, 2006, we had $20.1 million of outstanding performance bonds with remaining contract work to be completed under these performance bonds of $15.9 million. As of October 28, 2006, no events have occurred in which the customers have exercised their rights under the performance bonds.
          Included in the above amount is an outstanding performance bond of $10.6 million issued in favor of a customer where we are no longer the party performing the contract. This guarantee for the third party’s performance arose in connection with the disposition of the contract for which the bond has been procured. The term of the bond is less than one year and we expect the obligations under the customer contract to be performed in a satisfactory manner by the current performing party. In accordance with FIN No. 45, “Accounting and Disclosure Requirements for Guarantees”, we have recorded the estimated fair market value of the guarantee of approximately $0.1 million in accrued liabilities as of October 28, 2006. We are not holding any collateral; however, we have recourse to the party performing the contract with respect to claims related to periods subsequent to our disposition of the contract.
          Related Party Transactions. We lease administrative offices from entities related to officers of certain of our subsidiaries. The total expense under these arrangements for the three months ended October 28, 2006 and October 29, 2005 was $0.3 million and $0.4 million, respectively. Additionally, we paid approximately $0.1 million and $0.2 million for the three months ended October 28, 2006 and October 29, 2005, respectively, in subcontracting services to entities related to officers of certain of its subsidiaries.
          Sufficiency of Capital Resources. We believe that our capital resources, together with existing cash balances, are sufficient to meet our financial obligations, including required interest payments on our Notes and borrowings, and to support our normal replacement of equipment at our current level of business for at least the next twelve months. Our future operating results and cash flows may be affected by a number of factors including our success in bidding on future contracts and our ability to manage costs effectively. To the extent we seek to grow by acquisitions that involve consideration other than our stock, our capital requirements may increase.
          Backlog. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts, including master service agreements. In many instances our customers are not contractually committed to specific volumes of services under a contract. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with customers and our experience in procurements of this nature. For certain multi-year projects relating to fiber deployments for one of our significant customers, we have included in the October 28, 2006 backlog amounts relating to anticipated work through the remainder of calendar years 2006 and 2007. These fiber deployment projects, when initially installed, are not required for the day-to-day provision of services by that customer. Consequently, the fiber deployment projects of this customer generally have been subject to more uncertainty, as compared to those of our other customers, with regards to activity levels. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time.
          Our backlog at October 28, 2006 and July 29, 2006 was $1.258 billion and $1.425 billion, respectively. We expect to complete approximately 57% of our current backlog during the next twelve months.
     Seasonality and Quarterly Fluctuations
          Our revenues are affected by seasonality as a significant portion of work is performed outdoors. Consequently, our operations are impacted by extended periods of inclement weather. Generally, inclement weather is more likely to occur during the winter season which falls during our second and third fiscal quarters. In addition, a disproportionate percentage of total paid holidays fall within our second quarter, which decreases the number of available workdays. Additionally, our customer premise equipment installation activities for cable providers historically decreases around calendar year end holidays as their customers generally require less activity during this period.
          In addition, we have experienced and expect to continue to experience quarterly variations in revenues and net income as a result of other factors, including:
•	the timing and volume of customers’ construction and maintenance projects,

•	seasonal budgetary spending patterns of customers,

•	the commencement or termination of master service agreements and other long-term agreements with customers,

•	costs incurred to support growth internally or through acquisitions,

•	fluctuation in results of operations caused by acquisitions,

•	fluctuation in the employer portion of payroll taxes as a result of reaching the limitation on social security withholdings and unemployment requirements,

•	changes in mix of customers, contracts, and business activities, and

•	fluctuations in insurance expense due to changes in claims experience and actuarial assumptions.
          Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          We have market risk exposure related to interest rates on our cash and equivalents and our debt obligations. The effects of market changes on interest rates are monitored and we manage the interest rate risk by investing in short-term investments with market rates of interest and by maintaining a mix of fixed and variable rate debt. The impact on cash and equivalents held as of October 28, 2006 using a hypothetical 100 basis point change in interest rates would result in a change to annual interest income of less than $0.1 million.
          As of October 28, 2006, outstanding long-term debt included our $150.0 million Notes due in 2015, which bear a fixed rate of interest of 8.125%. Due to the fixed rate of interest on the Notes, changes in interest rates would not have an impact on our interest expense. The fair value of the Notes as of October 28, 2006, based on quoted market prices totaled approximately $153.9 million. There exists market risk sensitivity on the fair value of the fixed rate Notes due to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect at October 28, 2006 would result in an increase or decrease in the fair value of the Notes of approximately $5.0 million, calculated on a discounted cash flow basis.
          At October 28, 2006, there was $30.0 million of borrowings outstanding under our Credit Agreement, which generally permits borrowings at variable rate of interest. Assuming a hypothetical 100 basis point change in LIBOR from the rate at October 28, 2006, our annual interest cost would change by approximately $0.3 million. In addition, we have $9.1 million of capital leases with varying rates of interest due through fiscal 2011. Assuming a hypothetical 100 basis point change in interest rates in effect at October 28, 2006 on these capital leases, our annual interest cost would change by approximately $0.1 million. At October 28, 2006, we had a $3.6 million note payable which was paid in November 2006. There is no remaining market risk related to this note payable.

          We also have market risk for foreign currency exchange rates related to our operations in Canada. As of October 28, 2006, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.
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
          There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15(d)—15 (f) under the Securities Exchange Act of 1934, as amended), that occurred during the three months ended October 28, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making our assessment of changes in internal control over financial reporting as of October 28, 2006, we have excluded Cable Express Holdings, Inc. which was acquired in September 2006. These operations represent approximately 10.8% and 7.2% of our total assets and total liabilities at October 28, 2006, respectively, and approximately 3.9% of our total contract revenues for the three months ended October 28, 2006.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          Certain of the Company’s subsidiaries have pending claims and legal proceedings in the normal course of business. It is the opinion of the Company’s management, based on information available at this time, that none of these current claims or proceedings will have a material effect on the Company’s condensed consolidated financial statements. With respect to allegations regarding the Fabor Labor Standards Act and state wage and hour laws, see Note 15, Commitments and Contingencies, in the notes to condensed consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our fiscal 2006 Form 10-K under the heading “Risk Factors” in Part I, Item 1A of Form 10-K.
Item 6. EXHIBITS
          Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit number

11	Statement re computation of per share earnings; All information required by Exhibit 11 is presented within Note 2 of the Company’s condensed consolidated financial statements in accordance with the provisions of SFAS No. 128

31.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit number

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC. Registrant

Date: November 30, 2006	/s/ Steven E. Nielsen
Name: Steven E. Nielsen
Title: President and Chief Executive Officer

Date: November 30, 2006	/s/ Richard L. Dunn
Name: Richard L. Dunn
Title: Senior Vice President and Chief Financial Officer