Form 10-Q
period 2007-01-27
DYCOM INDUSTRIES INC
filed 2007-03-06
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 27, 2007

☐	OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock Common stock, par value of $0.33 1/3	Outstanding shares March 1, 2007 40,657,784

Dycom Industries, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 27,	July 29,
	2007	2006
	(dollars in thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$14,445	$27,268
Accounts receivable, net	120,052	143,099
Costs and estimated earnings in excess of billings	80,886	79,546
Deferred tax assets, net	14,216	12,793
Inventories	8,350	7,095
Other current assets	12,646	9,311
Current assets of discontinued operations	6,152	5,196

Total current assets	256,747	284,308

Property and equipment, net	154,354	125,393
Goodwill	249,468	216,194
Intangible assets, net	69,645	48,939
Other	13,371	13,928
Non-current assets of discontinued operations	121	1,253

Total non-current assets	486,959	405,707

TOTAL	$743,706	$690,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,668	$25,715
Current portion of debt	3,343	5,169
Billings in excess of costs and estimated earnings	584	397
Accrued self-insured claims	28,410	25,886
Income taxes payable	1,198	4,979
Other accrued liabilities	45,871	44,337
Current liabilities of discontinued operations	5,047	5,311

Total current liabilities	111,121	111,794
LONG-TERM DEBT	174,517	150,009
ACCRUED SELF-INSURED CLAIMS	30,689	30,770
DEFERRED TAX LIABILITIES, net non-current	17,357	6,576
OTHER LIABILITIES	1,310	289
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	1,283	1,122

Total liabilities	336,277	300,560

COMMITMENTS AND CONTINGENCIES, Notes 11, 15 and 16

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 40,645,635 and 40,612,059 issued and outstanding, respectively	13,548	13,536
Additional paid-in capital	181,594	178,760
Accumulated other comprehensive loss	(24)	(8)
Retained earnings	212,311	197,167

Total stockholders’ equity	407,429	389,455

TOTAL	$743,706	$690,015

See notes to condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	January 27, 2007	January 28, 2006
	(dollars in thousands, except per
	share amounts)
REVENUES:
Contract revenues	$258,293	$237,091

EXPENSES:
Costs of earned revenues, excluding depreciation	210,771	196,994
General and administrative (including stock-based compensation expense of $1.6 million and $0.9 million, respectively)	21,395	18,552
Depreciation and amortization	14,142	11,776

Total	246,308	227,322

Interest income	234	523
Interest expense	(3,953)	(4,007)
Other income, net	1,129	240

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	9,395	6,525

PROVISION FOR INCOME TAXES:
Current	2,591	1,581
Deferred	1,156	1,073

Total	3,747	2,654

INCOME FROM CONTINUING OPERATIONS	5,648	3,871

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(63)	—

NET INCOME	$5,585	$3,871

EARNINGS PER COMMON SHARE — BASIC:
Income from continuing operations	$0.14	$0.10
Loss from discontinued operations	—	—

Net income	$0.14	$0.10

EARNINGS PER COMMON SHARE — DILUTED:
Income from continuing operations	$0.14	$0.10
Loss from discontinued operations	—	—

Net income	$0.14	$0.10

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	40,295,932	40,058,234

Diluted	40,599,162	40,274,160

See notes to condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended
	January 27, 2007	January 28, 2006
	(dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$528,846	$490,733

EXPENSES:
Costs of earned revenues, excluding depreciation	428,536	404,272
General and administrative (including stock-based compensation expense of $3.3 million and $1.9 million, respectively)	43,074	37,377
Depreciation and amortization	26,637	22,817

Total	498,247	464,466

Interest income	627	1,212
Interest expense	(7,710)	(4,873)
Other income, net	1,624	1,325

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	25,140	23,931

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	9,731	9,552
Deferred	235	(12)

Total	9,966	9,540

INCOME FROM CONTINUING OPERATIONS	15,174	14,391

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(29)	202

NET INCOME	$15,145	$14,593

EARNINGS PER COMMON SHARE — BASIC:
Income from continuing operations	$0.38	$0.33
Income (loss) from discontinued operations	—	0.01

Net income	$0.38	$0.34

EARNINGS PER COMMON SHARE — DILUTED:

Income from continuing operations	$0.37	$0.33
Income (loss) from discontinued operations	—	—

Net income	$0.37	$0.33

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	40,253,498	43,533,157

Diluted	40,553,092	43,738,518

See notes to condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	January 27, 2007	January 28, 2006
	(dollars in thousands)
OPERATING ACTIVITIES:
Net income	$15,145	$14,593
Adjustments to reconcile net cash inflow from operating activities:
Depreciation and amortization	27,276	23,548
Bad debts recovery, net	(244)	(410)
Gain on sale of fixed assets	(1,453)	(1,050)
Deferred income tax benefit	(132)	(248)
Stock-based compensation expense	3,339	1,888
Amortization of debt issuance costs	376	308
Excess tax benefit from share-based awards	(8)	(31)
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in operating assets:
Accounts receivable, net	29,593	17,605
Costs and estimated earnings in excess of billings, net	224	(639)
Other current assets	(1,953)	(4,072)
Other assets	885	576
Increase (decrease) in operating liabilities:
Accounts payable	(2,210)	(5,111)
Accrued self-insured claims and other liabilities .	(3,753)	2,686
Income taxes payables	(3,146)	(12,079)

Net cash provided by operating activities	63,939	37,564

INVESTING ACTIVITIES:

Restricted cash	(556)	(291)
Capital expenditures	(35,227)	(24,784)
Proceeds from sale of assets	2,326	1,259
Purchase of short-term investments	—	(79,985)
Proceeds from the sale of short-term investments	—	79,985
Cash paid for acquisitions, net of cash acquired	(56,323)	(65,391)

Net cash used in investing activities	(89,780)	(89,207)

FINANCING ACTIVITIES:
Debt issuance costs	—	(4,565)
Proceeds from long-term debt	80,000	248,000
Principal payments on long-term debt	(66,576)	(68,215)
Repurchases of common stock	—	(185,962)
Excess tax benefit from share-based awards	8	31
Restricted stock tax withholdings	(1,098)	(232)
Exercise of stock options and other	684	1,963

Net cash provided by (used in) financing activities	13,018	(8,980)

Net decrease in cash and equivalents	(12,823)	(60,623)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	27,268	83,062

CASH AND EQUIVALENTS AT END OF PERIOD	$14,445	$22,439

See notes to condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (CONTINUED)
(Unaudited)

	For the Six Months Ended
	January 27, 2007	January 28, 2006
	(dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$7,404	$679
Income taxes	$13,877	$22,484
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$5,726	$1,976
Accrued costs for debt issuance and tender offer included in accounts payable and accrued liabilities at period end	$—	$451
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
     The condensed consolidated financial statements are unaudited and include the results of Dycom and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions, including intercompany accounts and transactions of discontinued operations, have been eliminated. The accompanying condensed consolidated balance sheets of the Company and the related condensed consolidated statements of operations and cash flows for each of the three and six month periods reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and six month periods ended January 27, 2007 are not necessarily indicative of the results that may be expected for the entire year. For a better understanding of the Company and its financial statements, the Company recommends reading these condensed consolidated financial statements in conjunction with the Company’s audited financial statements for the year ended July 29, 2006 included in the Company’s 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on September 8, 2006.
     The condensed consolidated balance sheet, condensed consolidated statement of operations, and the related disclosures have been revised for all periods presented to report discontinued operations of one of the Company’s wholly-owned subsidiaries. See Note 2 for a further discussion of the discontinued operations.
     In September 2006, the Company acquired the outstanding common stock of Cable Express Holding Company (“Cable Express”). In December 2005, the Company acquired the outstanding common stock of Prince Telecom Holdings, Inc. (“Prince”). The operating results of these above acquisitions are included in the accompanying condensed consolidated financial statements from their respective acquisition dates.
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
     Restricted Cash — As of January 27, 2007 and July 29, 2006, the Company had approximately $4.5 million and $3.9 million, respectively, in restricted cash which is held as collateral in support of projected workers’ compensation, automobile and general liability obligations. Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows from investing activities in the condensed consolidated statements of cash flows.
     Multiemployer Defined Benefit Pension Plan — A recently acquired subsidiary participates in a multiemployer defined benefit pension plan that covers certain of its employees. The subsidiary makes periodic contributions to the plan to meet the benefit obligations. During the three and six month periods ended January 27, 2007, the subsidiary contributed approximately $0.7 million and $1.0 million, respectively, to the plan.
     Comprehensive Income — During the three and six months ended January 27, 2007 and January 28, 2006, the Company did not have any material changes in its equity resulting from non-owner sources and, accordingly, comprehensive income approximated the net income amounts presented for the respective periods in the accompanying condensed consolidated statements of operations.
     Taxes Collected from Customers- In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issue Task Force (“EITF”) No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” EITF No. 06-3 addresses the income statement presentation of any tax collected from customers and remitted to a government authority and provides that the presentation of taxes on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (“APB”) Opinion No. 22 “Disclosure of Accounting Policies.” The Company’s policy is to present sales and other taxes collected from its customers on a net basis.
     Recently Issued Accounting Pronouncements
     In June 2006, the FASB issued Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” which defines fair value, establishes a measurement framework and expands disclosure requirements. SFAS No. 157 applies to assets and liabilities that are required to be recorded at fair value pursuant to other accounting standards. SFAS No. 157 is effective at the beginning of fiscal 2009 and is not expected to have a material effect on the Company’s results of operations, financial position, or cash flows.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires the recognition of the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability in the year in which they occur. Furthermore, it requires changes in the funded status of these plans to be recognized through “accumulated other comprehensive income,” as a separate component of stockholders’ equity, and provides for additional annual disclosure. SFAS No. 158 is effective for fiscal years ending after December 15, 2008 and is not expected to have a material effect on the Company’s results of operations, financial position, or cash flows.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective for us at the beginning of fiscal 2009. The Company is currently evaluating the impact of SFAS No. 159.
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
2. Discontinued Operations
     During fiscal 2007, a wholly-owned subsidiary of the Company, Apex Digital, LLC (“Apex”) notified its primary customer of its intention to cease performing installation services in February 2007 in accordance with its contractual rights. Effective December 2006, this customer, a satellite broadcast provider, transitioned its installation service requirements to others and Apex ceased providing these services. As a result, the Company has discontinued the operations of Apex and presented the results separately in the accompanying condensed consolidated financial statements for all periods presented. The summary comparative financial results of the discontinued operations were as follows:

	For the Three Months Ended		For the Six Months Ended
	January 27,	January 28,	January 27,	January 28,
	2007	2006	2005	2004
		(dollars in thousands)
Contract revenues of discontinued operations	$2,410	$7,050	$10,033	$14,306 .
Income (loss) of discontinued operations before income taxes	$(105)	$2	$(48)	$337
Income (loss) of discontinued operations, net of taxes	$(63)	$—	$(29)	$202
     The following table represents the assets and the liabilities of the discontinued operations:

	January 27,	July 29,
	2007	2006
	(dollars in thousands)
Accounts receivable, net	$5,532	$3,807
Deferred tax assets, net	568	430
Inventories	—	886

Other current assets	52	73

Current assets of discontinued operations	$6,152	$5,196

Property and equipment, net	$121	$1,253

Total long-term assets of discontinued operations	$121	$1,253

Accounts payable	$3,299	$3,338
Accrued liabilities	1,748	1,973

Total current liabilities of discontinued operations	$5,047	$5,311

Other accrued liabilities	$1,283	$1,122

Total non-current liabilities of discontinued operations	$1,283	$1,122

3. Computation of Earnings Per Share
     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation as required by SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted share and restricted share units. Diluted earnings per share includes the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested time and performance vesting restricted shares and restricted share units. Performance vesting restricted shares and restricted share units are included in diluted earnings per share calculations if all the necessary performance conditions are satisfied by the end of the period. Common stock equivalents related to stock options are excluded from diluted earnings per share calculations if their effect would be anti-dilutive.

	For the Three Months Ended		For the Six Months Ended
	January 27,	January 28,	January 27,	January 28,
	2007	2006	2007	2006
	(dollars in thousands, except per share amounts)
Numerator:
Income from continuing operations	$5,648	$3,871	$15,174	$14,391
Income (loss) from discontinued operations	(63)	—	(29)	202

Net income	$5,585	$3,871	$15,145	$14,593

Denominator:
Basic
Weighted-average number of common shares — Basic	40,295,932	40,058,234	40,253,498	43,533,157

Diluted
Weighted-average number of common shares — Basic	40,295,932	40,058,234	40,253,498	43,533,157
Potential common stock arising from stock options, restricted shares and restricted share units	303,230	215,926	299,594	205,361

Weighted-average number of common shares — Diluted	40,599,162	40,274,160	40,553,092	43,738,518

Antidilutive weighted shares excluded from the calculation of earnings per share	2,307,605	2,675,205	2,333,325	2,709,957

EARNINGS PER COMMON SHARE — BASIC:

Income from continuing operations	$0.14	$0.10	$0.38	$0.33
Income (loss) from discontinued operations	—	—	—	0.01

Net income	$0.14	$0.10	$0.38	$0.34

EARNINGS PER COMMON SHARE — DILUTED:
Income from continuing operations	$0.14	$0.10	$0.37	$0.33
Income (loss) from discontinued operations	—	—	—	—

Net income	$0.14	$0.10	$0.37	$0.33

4. Acquisitions
     In September 2006, the Company acquired the outstanding common stock of Cable Express for a purchase price of approximately $55.2 million including transaction fees of approximately $0.5 million and $6.2 million placed in escrow. The escrowed amount is available to satisfy potential indemnification obligations of the sellers pursuant to the acquisition agreement. Of the $6.2 million escrowed, $4.6 million will be released to the sellers 12 months after closing, while the remaining $1.6 million will be released to the sellers after 24 months, so long as in either instance the amounts are not subject to any claims. Cable Express provides specialty contracting services for leading cable multiple system operators. These services include the installation and maintenance of customer premise equipment, including set top boxes and cable modems. The Company borrowed $50.0 million under its $300.0 million unsecured revolving credit agreement (“Credit Agreement”) to fund this acquisition.
     In December 2005, the Company acquired the outstanding common stock of Prince for a purchase price of approximately $65.4 million including transaction fees of approximately $0.3 million and $5.6 million placed in escrow. The escrowed amount is available to satisfy potential indemnification obligations of the sellers pursuant to the acquisition agreement. Of the $5.6 million escrowed, $3.9 million was released to the sellers during the quarter ended January 27, 2007, while the remaining $1.7 million will be released to the sellers in December 2007, so long as the amounts are not subject to any claims. Prince provides specialty contracting services for leading cable multiple system operators. These services include the installation and maintenance of customer premise equipment, including set top boxes and cable modems. The Company borrowed $65.0 million under its Credit Agreement to fund this acquisition.

     The Company accounted for the above acquisitions using the purchase method of accounting. Accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed, including capital leases, on the basis of their respective fair values on the acquisition date. Purchase price in excess of fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill.
     Management determined the fair values used in the purchase price allocations for identifiable intangible assets based on historical data, estimated discounted future cash flows, and expected royalty rates for trademarks and tradenames among other information. The fair values were determined with the assistance of an independent valuation specialist. Goodwill of approximately $0.8 million and $3.0 million related to the Cable Express and Prince acquisitions, respectively, is expected to be deductible for tax purposes. The purchase price allocation for Cable Express is preliminary as the Company continues to assess the valuation of the acquired assets and liabilities. The purchase price of the acquisitions has been allocated as follows (dollars in thousands):

Assets:	Cable Express	Prince
Accounts receivable, net	$7,359	$13,291
Costs and estimated earnings in excess of billings	1,377	1,831
Other current assets	2,753	6,091
Property and equipment	12,428	5,806
Goodwill	33,275	38,489
Intangible assets — customer relationships	22,800	18,400
Intangible assets — tradenames	1,100	1,500
Other assets	153	557

Total assets	81,245	85,965

Liabilities:
Accounts payable	1,071	2,125
Accrued liabilities	6,192	9,495
Notes and capital leases — short term	3,085	4,743
Notes and capital leases — long term	6,195	—
Deferred tax liability, net non-current	9,479	4,211

Total liabilities	26,022	20,574

Net assets acquired	$55,223	$65,391

     The operating results of the above acquisitions are included in the accompanying condensed consolidated financial statements from their respective acquisition dates. The following unaudited pro forma information presents the Company’s condensed consolidated results of operations as if the Cable Express and Prince acquisitions had occurred on July 31, 2005, the first day of the Company’s 2006 fiscal year. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these acquisitions occurred at the beginning of the periods presented nor is it indicative of future results. Approximately $4.8 million of non-recurring charges incurred by Cable Express are included in the pro forma amounts for the six months ended January 27, 2007. Approximately $6.2 million of non-recurring charges incurred by Prince are included in the pro forma amounts for the three and six months ended January 28, 2006. The non-recurring charges were incurred prior to the acquisitions and primarily related to stock-based compensation expense and acquisition related bonuses. The unaudited pro forma results are as follows:

	For the Three Months Ended		For the Six Months Ended
	January 27,	January 28,	January 27,	January 28,
	2007	2006	2007	2006
	(dollars in thousands, except per share data)
Total revenues	$258,293	$267,392	$539,745	$567,631
Income (loss) from continuing operations before income taxes	$9,395	$(796)	$20,466	$18,215
Income (loss) from continuing operations	$5,648	$(470)	$12,365	$11,014
Net earnings (loss) per share from continuing operations:
Basic	$0.14	$(0.01)	$0.31	$0.25
Diluted	$0.14	$(0.01)	$0.30	$0.25
     In January 2007, the Company acquired certain assets of a cable television operator for approximately $1.1 million. The purchase and its operating results are not material to the Company’s results of operations, financial position, or cash flows.
5. Accounts Receivable
     Accounts receivable consist of the following:

	January 27, 2007	July 29, 2006
	(dollars in thousands)
Contract billings	$118,269	$141,948
Retainage	1,910	2,304
Other receivables	911	811

Total	121,090	145,063
Less allowance for doubtful accounts	1,038	1,964

Accounts receivable, net	$120,052	$143,099

     The allowance for doubtful accounts changed as follows:

	For the Three Months Ended		For the Six Months Ended
	January 27,	January 28,	January 27,	January 28,
	2007	2006	2007	2006
	(dollars in thousands)
Allowance for doubtful accounts at beginning of period	$1,874	$2,465	$1,964	$2,845
Allowance for doubtful account balances from acquisitions	—	7	—	7
Bad debt expense (recovery), net	(124)	(453)	(244)	(410)
Amounts charged against the allowance	(712)	(275)	(682)	(698)

Allowance for doubtful accounts at end of period	$1,038	$1,744	$1,038	$1,744

     As of January 27, 2007, the Company expected to collect all retainage balances within the next twelve months. Additionally, the Company believes that none of its significant customers were experiencing significant financial difficulty as of January 27, 2007.

6. Costs and Estimated Earnings on Contracts in Excess of Billings
     Costs and estimated earnings in excess of billings, net, consists of the following:

	January 27, 2007	July 29, 2006
	(dollars in thousands)
Costs incurred on contracts in progress	$65,977	$63,850
Estimated to date earnings	14,909	15,696

Total costs and estimated earnings	80,886	79,546
Less billings to date	584	397

	$80,302	$79,149

Included in the accompanying condensed consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$80,886	$79,546
Billings in excess of costs and estimated earnings	(584)	(397)

	$80,302	$79,149

     The Company primarily recognizes revenue for services from contracts that are based on units of delivery or cost-to-cost measures of the percentage of completion method. The above amounts aggregate these contracts.
7. Property and Equipment
     Property and equipment consists of the following:

	January 27, 2007	July 29, 2006
	(dollars in thousands)
Land	$3,953	$3,953
Buildings	9,292	9,292
Leasehold improvements	2,326	2,062
Vehicles	186,072	155,171
Furniture and fixtures	34,632	28,945
Equipment and machinery	121,528	112,473

Total	357,803	311,896
Less accumulated depreciation	203,449	186,503

Property and equipment, net	$154,354	$125,393

     Depreciation expense and repairs and maintenance expense, including amounts for assets subject to capital leases, were as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
	(dollars in thousands)
Depreciation expense	$12,403	$10,737	$23,441	$20,942
Repairs and maintenance expense	$4,940	$4,344	$10,147	$8,868

8. Goodwill and Intangible Assets
     As of January 27, 2007, the Company had $249.5 million of goodwill, $4.7 million of indefinite-lived intangible assets and $64.9 million of finite-lived intangible assets, net of accumulated amortization. As of July 29, 2006, the Company had $216.2 million of goodwill, $4.7 million of indefinite-lived intangible assets and $44.2 million of finite-lived intangible assets, net of accumulated amortization. The carrying value of goodwill increased by approximately $33.3 million during fiscal 2007 as a result of the acquisition of Cable Express.
     The Company conducted its annual goodwill impairment test during the fourth quarter of fiscal 2006 and the results indicated that the estimated fair value of each of the Company’s reporting units exceeded their carrying value. However, two of the reporting units tested, one having a goodwill balance of approximately $23.1 million and the other having a goodwill balance of approximately $8.3 million, have experienced lower demand from the customers they serve compared to historical levels. This decline is primarily the result of reduced spending by cable providers to upgrade their networks. As of January 27, 2007, the Company believes the goodwill is recoverable; however, there can be no assurances that the goodwill will not be impaired in future periods.
     The Company’s intangible assets consist of the following:

	Useful Life
	In Years	January 27, 2007	July 29, 2006
		(dollars in thousands)
Carrying amount:
Covenants not to compete	5-7	$800	$1,189
UtiliQuest tradename	Indefinite	4,700	4,700
Tradenames	4-15	2,925	1,825
Customer relationships	5-15	73,461	50,660
Backlog	4	—	953

		81,886	59,327
Accumulated amortization:
Covenants not to compete		507	816
Tradenames		412	306
Customer relationships		11,322	8,313
Backlog		—	953

		12,241	10,388

Net		$69,645	$48,939

     For finite-lived intangible assets, amortization expense for the three months ended January 27, 2007 and January 28, 2006 was $1.7 million and $1.0 million, respectively. For finite-lived intangible assets, amortization expense for the six months ended January 27, 2007 and January 28, 2006 was $3.2 million and $1.9 million, respectively. The customer relationships and trade names of Cable Express totaling $22.8 million and $1.1 million, respectively, each have an estimated useful life of 15 years. Amortization for the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset. Amortization for the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible assets.
9. Accrued Self-Insured Claims
     The Company retains the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. The following table summarizes the Company’s primary insurance coverage and retention amounts for fiscal years 2007 and 2006, including coverage amounts assumed by the Company for recently acquired entities. The retention amounts are applicable in substantially all of the states in which the Company operates.

	Dycom
	Fiscal
	2006-2007	Prince		Cable Express
		(in thousands)
Loss Retention — Per Occurrence:

Workers’ compensation liability claims	$1,000	(b	)	(c	)

Automobile liability claims	$1,000	(b	)	(c	)

General liability claims (a)	$250	$50		$25

Employee health plan claims (per participant per annum)	$200	(b	)	$75

Additional retention for automobile liability and general liability and damage claims (includes an aggregate stop loss layer of $10 million)	$2,000-$5,000

Stop Loss and Umbrella Coverage:
Aggregate stop loss coverage for workers’ compensation, automobile and general liability claims	$38,800

Umbrella liability coverage for automobile, general liability, and employer’s liability claims	$95,000	$10,000		$7,000

(a)	The risk of loss for general liability claims related to UtiliQuest, LLC, a wholly-owned subsidiary, has been retained to $2.0 million per occurrence.

(b)	Effective October 15, 2006, Prince was included in the Company’s casualty insurance program at the stated levels of Dycom for fiscal 2007. For the period from October 15, 2003 through October 15, 2006, claims related to automobile liability, workers’ compensation, and its employee health plan were covered under a guaranteed cost program. For general liability claims during that period, Prince retained the risk of loss to $50,000 per occurrence. Prior to October 15, 2003, Prince retained the risk of automobile liability, general liability, and workers’ compensation claims up to $250,000 per occurrence. Prince had umbrella liability coverage for automobile and general liability claims that occurred from October 15, 2005 to October 15, 2006 to a policy limit of $10.0 million and to a policy limit of $5.0 million for claims prior to October 15, 2005.

(c)	For Cable Express, claims related to automobile liability and workers’ compensation incurred in fiscal 2007 and prior periods are covered under a guaranteed cost program. For general liability claims, Cable Express has retained the risk of loss to $25,000 per occurrence for claims that occurred prior to acquisition, Cable Express has umbrella liability coverage to a policy limit of $7.0 million. For its employee health plan, Cable Express has retained the risk of loss to $75,000 per participant on an annual basis.
Accrued self-insured claims consist of the following:

	January 27, 2007	July 29, 2006
	(dollars in thousands)
Amounts expected to be paid within one year:
Accrued auto, general liability and workers’ compensation	$16,660	$14,038
Accrued employee group health	3,577	2,991
Accrued damage claims	8,173	8,857

	28,410	25,886
Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers’ compensation	22,711	22,410
Accrued damage claims	7,978	8,360

	30,689	30,770

Total accrued self-insured claims	$59,099	$56,656

10. Other Accrued Liabilities
     Other accrued liabilities consist of the following:

	January 27, 2007	July 29, 2006
	(dollars in thousands)
Accrued payroll and related taxes	$24,529	$21,059
Accrued employee bonus and benefit costs	3,551	6,423
Accrued construction costs	6,167	5,971
Interest payable	3,562	3,632
Other	8,062	7,252

Total other accrued liabilities	$45,871	$44,337

11. Debt
     The Company’s debt consists of the following:

	January 27, 2007	July 29, 2006
	(dollars in thousands)
Senior subordinated notes	$150,000	$150,000
Borrowings under Credit Agreement	20,000	—
Capital leases	7,796	500
Notes payable	64	4,678

	177,860	155,178
Less: current portion	3,343	5,169

Long-term debt	$174,517	$150,009

     In October 2005, Dycom Investments, Inc., a wholly-owned subsidiary of the Company, issued $150.0 million principal amount of 8.125% senior subordinated notes (“Notes”) due October 2015. Interest is due semi-annually on April 15th and October 15th of each year. As of January 27, 2007, the Company was in compliance with all covenants and conditions under the indenture governing the Notes.
     As of January 27, 2007, the Company had $20.0 million of outstanding borrowings due December 2009 and $46.5 million of outstanding letters of credit issued under the Credit Agreement. The outstanding borrowings under the Credit Agreement primarily arose in connection with the acquisition of Cable Express in September 2006 (see Note 4). As of January 27, 2007 these borrowings bear interest at 8.5% per annum. The outstanding letters of credit are primarily issued to insurance companies as part of the Company’s self-insurance program. At January 27, 2007, the Company had borrowing availability of $143.4 million under the Credit Agreement and was in compliance with all financial covenants and conditions.

     The Company has $7.8 million in capital lease obligations as of January 27, 2007. The capital lease obligations were assumed in connection with the fiscal 2006 and 2007 acquisitions of Prince and Cable Express, respectively. The capital leases include obligations for certain vehicles and computer equipment and expire at various dates through fiscal year 2011. A note payable in the amount of $3.6 million bearing interest at 6% was repaid during the quarter ended January 27, 2007. This note payable had been assumed in connection with the fiscal 2004 acquisition of UtiliQuest.
12. Other income, net
     The components of other income, net, are as follows:

	For the Three Months Ended		For the Six Months Ended
	January 27,	January 28,	January 27,	January 28,
	2007	2006	2007	2006
		(dollars in thousands)
Gain on sale of fixed assets	$974	$127	$1,344	$1,005
Miscellaneous income	155	113	280	320

Total other income, net	$1,129	$240	$1,624	$1,325

13. Capital Stock
     On September 12, 2005, the Company announced that its Board of Directors had approved the repurchase of up to 9.5 million outstanding shares of the Company’s common stock, at a price per share of not less than $18.50 and not greater than $21.00 through a “Dutch Auction” tender offer. The final number of shares purchased under the tender offer, which expired on October 11, 2005, was 8.76 million shares. These shares were purchased at a price of $21.00 per share for an aggregate purchase price of $186.2 million, including fees and expenses. The Company cancelled these shares in the period repurchased. The tender offer was funded with proceeds from the issuance of senior subordinated notes having an aggregate principal balance of $150.0 million, borrowings of $33.0 million from the Credit Agreement, and cash on hand.
14. Stock-Based Awards
     The Company’s stock-based award plans are comprised of the 1991 Incentive Stock Option Plan (“1991 Plan”), the Arguss Communications, Inc. 1991 Stock Option Plan (“1991 Arguss Plan”), the 1994 Directors Stock Option Plan (“1994 Directors Plan”), the 1998 Incentive Stock Option Plan (“1998 Plan”), the 2001 Directors Stock Option Plan (“2001 Directors Plan”), the 2002 Directors Restricted Stock Plan (“2002 Directors Plan”), and the 2003 Long-term Incentive Plan (“2003 Plan”), collectively (“the Plans”). The outstanding options under the 1991 Plan, the 1994 Directors Plan, the 1991 Arguss Plan, the 1998 Plan, and the 2003 Plan are fully vested. The options under the 2001 Directors Plan, vest and become exercisable ratably over a four-year period, beginning on the date of the grant. The Company’s policy is to issue new shares to satisfy equity awards under the Plans. Under the terms of the current plans, stock options are granted at the closing price on the date of the grant and are exercisable over a period of up to ten years.
     On October 17, 2006, the Compensation Committee of the Board of Directors approved an amendment to the 2003 Plan to increase the aggregate number of shares available for issuance by 2,000,000 shares. On November 21, 2006, the Dycom shareholders approved the amendment. Under the Company’s 2002 Directors Plan, the Company has authorized 100,000 shares of the Company’s common stock for issuance to non-employee directors. The non-employee directors are required to receive a pre-determined percentage of their annual retainer fees in restricted shares of the Company’s common stock based on the number of Dycom’s shares they own. The number of restricted shares to be granted under the 2002 Directors Plan is based on the fair market value of a share of common stock on the date such annual retainer fees are payable. As of January 27, 2007, 17,760 shares had been issued under the 2002 Directors Plan at a weighted average market price of $20.51 per share.
     The following table lists the number of shares available and outstanding under each plan as of January 27, 2007, including restricted performance shares and units that will be issued under outstanding awards if certain three year cumulative performance goals are met:

			Unvested
		Outstanding	Restricted	Shares
	Plan	Stock	Shares and	Available for
	Expiration	Options	Units	Grant
1991 Plan	Expired	69,426	—	—
1991 Arguss Plan (a)	N/A	84,040	—	—
1994 Directors Plan	Expired	—	—	—
2001 Directors Plan	2011	106,501	—	121,499
2002 Directors Plan	2012	—	—	65,377
1998 Plan (b)	2008	1,804,763	—	749,654
2003 Plan	2013	861,500	1,151,933	1,758,590

		2,926,230	1,151,933	2,695,120

     (a) No further options will be granted under the 1991 Arguss Plan.
     (b) The 749,654 available shares under the 1998 Plan that have been authorized but not issued are available for grant under the 2003 Plan.
     The following tables summarize the stock-based awards outstanding at January 27, 2007:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares Subject	Exercise	Contractual	Value (in
	to Options	Price	Life	thousands)
Options outstanding	2,926,230	$28.40	5.7	$5,013

Options exercisable	2,866,425	$28.52	5.6	$4,928

			Weighted	Weighted
		Weighted	Average	Intrinsic
	Restricted	Average	Remaining	Value (in
	Shares/Units	Grant Price	Vesting Period	thousands)
Unvested time vesting shares/units	162,323	$23.24	2.5	$3,604

Unvested performance vesting shares/units	989,610	$21.49	2.5	$21,969

     The aggregate intrinsic value for stock options and restricted shares and units in the preceding tables represents the total intrinsic value, based on the Company’s closing stock price of $22.20 as of January 27, 2007. These amounts represent the total intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date, excluding any applicable tax impact.
     The following table summarizes the stock-based awards activity during the six months ended January 27, 2007:

		Unvested	Unvested
	Outstanding	Time	Performance
	Stock	Restricted	Restricted
	Options	Shares/Units	Shares/Units
As of July 29, 2006	3,063,692	139,568	490,908
Granted	22,000	72,367	644,371
Exercised/Vested	(48,668)	(49,612)	(129,878)
Forfeited or cancelled	(65,344)	—	(15,791)
Expired	(45,450)	—	—

As of January 27, 2007	2,926,230	162,323	989,610

     The time vesting restricted shares and units were granted to employees and officers of the Company and vest ratably over a period of four years, in December of each year. Each restricted unit will be settled in one share of the Company’s common stock on the vesting date. Upon each annual vesting, 50% of the newly vested shares (net of any shares used to satisfy tax withholding obligations) are restricted from sale or transferability (“restricted holdings”). The restrictions on sale or transferability of the restricted holdings will end 90 days after termination of employment of the holder. When the holder has accumulated restricted holdings having a value equal or greater to the holder’s annual base salary, the future grants will no longer be subject to the restriction on transferability. Additionally, there were 16,863 restricted shares and units awarded to the non-employee directors under the 2002 Directors Plan. In general, these restricted units vest ratably over a three year period. The vesting may be accelerated in the event the non-employee director is not nominated or re-elected at a subsequent annual shareholder meeting or upon termination of service if the Board of Directors consents to the acceleration. The fiscal 2006 time vesting restricted shares are considered issued and outstanding as of the grant date and carry voting and dividend rights.
     The performance vesting restricted shares and units were granted to employees and officers of the Company and represent the maximum number of awards which may vest under the grant. Each restricted unit will be settled in one share of the Company’s common stock upon vesting. The performance vesting restricted shares and units vest over a three year period from grant date, if certain Company performance targets are met. The performance targets are based on a combination of the Company’s fiscal year operating earnings (adjusted for certain amounts) as a percentage of contract revenues and the Company’s fiscal year operating cash flow level. The awards include three year performance goals with similar measures as the fiscal year targets. The fiscal 2006 performance vesting restricted stock issued under the awards carries voting and dividend rights.
     Compensation expense for stock-based awards is based on the fair value at the measurement date and is recognized in general and administrative expenses in the condensed consolidated statement of operations. The compensation expense and the related tax benefit recognized related to stock options, restricted stock and restricted units for the three and six months ended January 27, 2007 and January 28, 2006 is as follows:

	For the Three Months Ended		For the Six Months Ended
	January 27,	January 28,	January 27,	January 28,
	2007	2006	2007	2006
	(dollars in thousands)
Stock-based compensation expense	$1,600	$894	$3,339	$1,888
Tax benefit recognized	(637)	(330)	(1,232)	(508)
     The amount of compensation expense recognized during the three and six month periods ended January 27, 2007 and January 28, 2006 may not be representative of future stock-based compensation expense as the fair value of stock-based awards on the date of grant is amortized over the vesting period, and the vesting of certain stock options were accelerated in fiscal 2005 prior to the implementation of SFAS No. 123(R), “Share-Based Payment.”
     The maximum total unrecognized compensation expense and weighted-average period the expense would be recognized under the Plans is shown below. For performance based awards, the unrecognized compensation expense is based upon the maximum amount of restricted stock and units that can be earned under outstanding awards. If the performance goals are not met, no compensation expense will be recognized for these shares/units and any compensation expense recognized previously for those shares/units will be reversed.

	Unrecognized	Weighted-
	Compensation	Average
	Expense	Period
	(in thousands)	(in years)
Stock options	$753	3.8
Unvested time vesting shares/units	$3,551	2.5
Unvested performance vesting shares/units	$20,217	2.5
Stock Option Analysis
     During the first quarter of fiscal 2007, in response to a public letter to Financial Executives International and the American Institute of Certified Public Accountants from the Office of the Chief Accountant of the Securities and Exchange Commission dated September 19, 2006, the Company initiated a voluntary review of its stock-based award granting practices covering the period from August 1, 1996 (the first day of fiscal 1997) through October 28, 2006. The Company found that the number and exercise price of all stock-based awards were approved by the applicable committee of the Board of Directors. Additionally, no instances of intentional back dating of equity awards nor any evidence of fraud or manipulative conduct associated with the Company’s granting practices was discovered during this review. However, in some instances, primarily associated with annual grants, the administrative activities necessary to complete the allocation of stock options to individual employees were not final at the grant date. APB No. 25 “Accounting for Stock Issued to Employees” provides that the measurement date of an award can not occur until the number of shares that the individual employee is entitled to receive is also finalized.
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
15. Related Party Transactions
     The Company leases administrative offices from entities related to officers of certain of its subsidiaries. The total expense under these arrangements was $0.3 million for each of the three month periods ended January 27, 2007 and January 28, 2006. The total expense under these arrangements was $0.7 million for each of the six month periods ended January 27, 2007 and January 28, 2006. Additionally, the Company paid approximately $0.2 million and $0.3 million for the three and six months ended January 27, 2007, respectively, and $0.1 million and $0.3 million for the three and six months ended January 28, 2006, respectively, in subcontracting services to entities related to officers of certain of its subsidiaries.

16. Commitments and Contingencies
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
     In December 2006, two former employees of Apex, a wholly-owned subsidiary that was discontinued during the quarter ended January 27, 2007, commenced a lawsuit against the subsidiary in Illinois State Court. The lawsuit alleges that Apex violated certain minimum wage laws under the Fair Labor Standards Act and related state laws by failing to comply with applicable minimum wage and overtime pay requirements. The plaintiffs seek damages and costs. They also seek to certify, and eventually notify, a class consisting of former employees who, since December 2004, have worked for Apex. On January 30, 2007 the case was removed to the United States District Court for the Northern District of Illinois. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. The Company intends to vigorously defend itself against this lawsuit.
     In addition, the Company has been contacted by counsel representing current and former employees alleging violations of the Fair Labor Standards Act and state wage and hour laws at certain other of its subsidiaries. Regardless of whether any of these allegations are valid or whether the Company is ultimately determined to be liable, claims may be expensive to defend and may adversely affect the Company’s financial condition and results of operations.
     Certain of the Company’s subsidiaries also have pending claims and legal proceedings in the normal course of business. It is the opinion of the Company’s management, based on information available at this time, that none of these current claims or proceedings will have a material effect on the Company’s condensed consolidated financial statements.
     The Company has obligations under performance bonds related to certain of its customer contracts. Performance bonds generally give the Company’s customer the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform it’s obligations under the contract. As of January 27, 2007, the Company has $37.5 million of outstanding performance bonds with remaining contract work to be completed under these performance bonds of $24.2 million. As of January 27, 2007, no events have occurred in which the customers have exercised their rights under the performance bonds.
     Included in the above amount is an outstanding performance bond of $10.6 million issued in favor of a customer where the Company is no longer the party performing the contract. This guarantee for the third party’s performance arose in connection with the disposition of the contract for which the bond has been procured. The term of the bond is less than one year and the obligations under the customer contract are expected to be performed in a satisfactory manner by the current performing party. In accordance with FIN No. 45, “Accounting and Disclosure Requirements for Guarantees”, the Company has recorded the estimated fair market value of the guarantee of approximately $0.1 million in accrued liabilities as of January 27, 2007. The Company is not holding any collateral; however, it does have recourse to the party performing the contract with respect to claims related to periods subsequent to the disposition of the contract.
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

	For the Three Months Ended		For the Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
	(dollars in thousands)		(dollars in thousands)
Telecommunications	$196,728	$175,933	$388,655	$352,936
Utility line locating	46,549	49,198	101,976	106,981
Electric utilities and other construction and maintenance	15,016	11,960	38,215	30,816

Total contract revenues	$258,293	$237,091	$528,846	$490,733

     One of the Company’s subsidiaries earned revenues from contracts in Canada of approximately $0.2 million and $1.1 million for the three and six months ended January 27, 2007. The Company had no revenues from contracts in Canada during the three and six months ended January 28, 2006. Additionally, the Company had no material long-lived assets in the Canadian operations at January 27, 2007 and July 29, 2006.
18. Supplemental Consolidating Financial Statements
     During the first quarter of fiscal 2006, the Company completed an offering of $150.0 million of 8.125% senior subordinated notes (see Note 11). The Notes were issued by Dycom Investments, Inc. (“Issuer’’), a wholly-owned subsidiary of the Company. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent’’) on a parent only basis, (ii) the Issuer, (iii) the guarantor subsidiaries for the Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a condensed consolidated basis, and (vi) the Company on a condensed consolidated basis. The consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes.
     Each guarantor and non-guarantor subsidiary is wholly-owned, directly or indirectly, by the Issuer and the Parent. The Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and Parent. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Issuer or Parent, within the meaning of Rule 3-10 of Regulation S-X.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
JANUARY 27, 2007

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$13,794	$651	$—	$14,445
Accounts receivable, net	3	—	119,811	238	—	120,052
Costs and estimated earnings in excess of billings	—	—	80,815	71	—	80,886
Deferred tax assets, net	654	—	13,372	190	—	14,216
Inventories	—	—	8,303	47	—	8,350
Other current assets	6,090	—	6,488	68	—	12,646
Current assets of discontinued operations	—	—	6,152	—	—	6,152

Total current assets	6,747	—	248,735	1,265	—	256,747

Property and equipment, net	5,037	—	144,495	4,822	—	154,354
Goodwill	—	—	249,468	—	—	249,468
Intangible assets, net	—	—	69,645	—	—	69,645
Deferred tax assets, net non-current	1,098	—	—	—	(1,098)	—
Investment in subsidiaries	700,802	957,931	—	—	(1,658,733)	—
Intercompany receivables	—	—	393,813	—	(393,813)	—
Other	4,156	4,112	5,097	6	—	13,371
Non-current assets of discontinued operations	—	—	121	—	—	121

Total non-current assets	711,093	962,043	862,639	4,828	(2,053,644)	486,959

TOTAL	$717,840	$962,043	$1,111,374	$6,093	$(2,053,644)	$743,706

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$686	$—	$25,931	$51	$—	$26,668
Current portion of debt	—	—	3,343	—	—	3,343
Billings in excess of costs and estimated earnings	—	—	584	—	—	584
Accrued self-insured claims	556	—	27,633	221	—	28,410
Income taxes payable	1,198	—	—	—	—	1,198
Other accrued liabilities	4,225	3,546	37,615	485	—	45,871
Current liabilities of discontinued operations	—	—	5,047	—	—	5,047

Total current liabilities	6,665	3,546	100,153	757	—	111,121

LONG-TERM DEBT	20,000	150,000	4,517	—	—	174,517
ACCRUED SELF-INSURED CLAIMS	811	—	29,220	658	—	30,689
DEFERRED TAX LIABILITIES, net non-current	—	—	17,739	716	(1,098)	17,357
INTERCOMPANY PAYABLES	281,631	107,695	—	4,487	(393,813)	—
OTHER LIABILITIES	1,304	—	6	—	—	1,310
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	—	1,283	—	—	1,283

Total liabilities	310,411	261,241	152,918	6,618	(394,911)	336,277

Total stockholders’ equity	407,429	700,802	958,456	(525)	(1,658,733)	407,429

TOTAL	$717,840	$962,043	$1,111,374	$6,093	$(2,053,644)	$743,706

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
JULY 29, 2006

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$—	$—	$27,249	$19	$—	$27,268
Accounts receivable, net	3	—	142,486	610	—	143,099
Costs and estimated earnings in excess of billings	—	—	79,546	—	—	79,546
Deferred tax assets, net	290	—	12,285	218	—	12,793
Inventories	—	—	7,095	—	—	7,095
Other current assets	1,770	—	7,521	20	—	9,311
Current assets of discontinued operations	—	—	5,196	—	—	5,196

Total current assets	2,063	—	281,378	867	—	284,308

Property and equipment, net	1,623	—	119,842	3,928	—	125,393
Goodwill	—	—	216,194	—	—	216,194
Intangible assets, net	—	—	48,939	—	—	48,939
Deferred tax assets, net non-current	1,663	—	—	—	(1,663)	—
Investment in subsidiaries	676,959	929,836	—	—	(1,606,795)	—
Intercompany receivables	—	—	393,139	—	(393,139)	—
Other	3,618	4,269	6,041	—	—	13,928
Non-current assets of discontinued operations	—	—	1,253	—	—	1,253

Total non-current assets	683,863	934,105	785,408	3,928	(2,001,597)	405,707

TOTAL	$685,926	$934,105	$1,066,786	$4,795	$(2,001,597)	$690,015

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$612	$—	$24,979	$124	$—	$25,715
Current portion of debt	—	—	5,169	—	—	5,169
Billings in excess of costs and estimated earnings	—	—	397	—	—	397
Accrued self-insured claims	584	—	24,885	417	—	25,886
Income taxes payable	4,979	—	—	—	—	4,979
Other accrued liabilities	3,046	3,546	37,411	334	—	44,337
Current liabilities of discontinued operations	—	—	5,311	—	—	5,311

Total current liabilities	9,221	3,546	98,152	875	—	111,794

LONG-TERM DEBT	—	150,000	9	—	—	150,009
ACCRUED SELF-INSURED CLAIMS	811	—	29,300	659	—	30,770
DEFERRED TAX LIABILITIES, net non-current	—	—	7,615	624	(1,663)	6,576
INTERCOMPANY PAYABLES	286,150	103,600	—	3,389	(393,139)	—
OTHER LIABILITIES	289	—	—	—	—	289
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	—	1,122	—	—	1,122

Total liabilities	296,471	257,146	136,198	5,547	(394,802)	300,560

Total stockholders’ equity	389,455	676,959	930,588	(752)	(1,606,795)	389,455

TOTAL	$685,926	$934,105	$1,066,786	$4,795	$(2,001,597)	$690,015

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 27, 2007

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$258,017	$276	$—	$258,293

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	210,517	254	—	210,771
General and administrative	5,658	126	15,223	388	—	21,395
Depreciation and amortization	250	—	13,787	105	—	14,142
Intercompany charges (income) , net	(4,006)	—	3,483	523	—	—

Total	1,902	126	243,010	1,270	—	246,308

Interest income	4	—	230	—	—	234
Interest expense	(660)	(3,127)	(166)	—	—	(3,953)
Other income, net	—	—	1,129	—	—	1,129

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(2,558)	(3,253)	16,200	(994)	—	9,395

PROVISION (BENEFIT) FOR INCOME TAXES	(1,016)	(1,294)	6,452	(395)	—	3,747

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(1,542)	(1,959)	9,748	(599)	—	5,648

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(63)	—	—	(63)

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(1,542)	(1,959)	9,685	(599)	—	5,585

EQUITY IN EARNINGS OF SUBSIDIARIES	7,127	9,086	—	—	(16,213)	—

NET INCOME (LOSS)	$5,585	$7,127	$9,685	$(599)	$(16,213)	$5,585

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JANUARY 27, 2007

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$527,660	$1,186	$—	$528,846

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	427,489	1,047	—	428,536
General and administrative	10,705	265	31,206	898	—	43,074
Depreciation and amortization	357	—	26,073	207	—	26,637
Intercompany charges (income) , net	(8,306)	—	7,250	1,056	—	—

Total	2,756	265	492,018	3,208	—	498,247

Interest income	4	—	623	—	—	627
Interest expense	(1,139)	(6,252)	(319)	—	—	(7,710)
Other income (expense), net	(1)	—	1,625	—	—	1,624

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(3,892)	(6,517)	37,571	(2,022)	—	25,140

PROVISION (BENEFIT) FOR INCOME TAXES	(1,543)	(2,584)	14,895	(802)	—	9,966

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(2,349)	(3,933)	22,676	(1,220)	—	15,174

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(29)	—	—	(29)

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(2,349)	(3,933)	22,647	(1,220)	—	15,145

EQUITY IN EARNINGS OF SUBSIDIARIES	17,494	21,427	—	—	(38,921)	—

NET INCOME (LOSS)	$15,145	$17,494	$22,647	$(1,220)	$(38,921)	$15,145

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 28, 2006

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$237,091	$—	$—	$237,091

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	196,974	20	—	196,994
General and administrative	4,434	139	13,514	465	—	18,552
Depreciation and amortization	104	—	11,593	79	—	11,776
Intercompany charges (income) , net	(3,764)	—	3,304	460	—	—

Total	774	139	225,385	1,024	—	227,322

Interest income	3	—	520	—	—	523
Interest expense	(796)	(3,120)	(91)	—	—	(4,007)
Other income (expense), net	(1)	—	241	—	—	240

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(1,568)	(3,259)	12,376	(1,024)	—	6,525

PROVISION (BENEFIT) FOR INCOME TAXES	(867)	(1,614)	6,317	(1,182)	—	2,654

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(701)	(1,645)	6,059	158	—	3,871

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	—	—	—

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(701)	(1,645)	6,059	158	—	3,871

EQUITY IN EARNINGS OF SUBSIDIARIES	4,572	6,217	—	—	(10,789)	—

NET INCOME	$3,871	$4,572	$6,059	$158	$(10,789)	$3,871

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JANUARY 28, 2006

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$490,733	$—	$—	$490,733

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	404,252	20	—	404,272
General and administrative	8,984	272	27,130	991	—	37,377
Depreciation and amortization	214	—	22,444	159	—	22,817
Intercompany charges (income) , net	(7,774)	—	6,885	889	—	—

Total	1,424	272	460,711	2,059	—	464,466

Interest income	6	—	1,206	—	—	1,212
Interest expense	(950)	(3,777)	(146)	—	—	(4,873)
Other income, net	1	—	1,324	—	—	1,325

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(2,367)	(4,049)	32,406	(2,059)	—	23,931

PROVISION (BENEFIT) FOR INCOME TAXES	(944)	(1,614)	12,919	(821)	—	9,540

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(1,423)	(2,435)	19,487	(1,238)	—	14,391
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	202	—	—	202

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(1,423)	(2,435)	19,689	(1,238)	—	14,593

EQUITY IN EARNINGS OF SUBSIDIARIES	16,016	18,451	—	—	(34,467)	—

NET INCOME (LOSS)	$14,593	$16,016	$19,689	$(1,238)	$(34,467)	$14,593

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JANUARY 27, 2007

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(8,325)	$—	$71,607	$657	$—	$63,939

Cash flows from investing activities:
Restricted cash	(706)	—	150	—	—	(556)
Capital expenditures	(1,584)	—	(33,618)	(25)	—	(35,227)
Proceeds from sale of assets	—	—	2,326	—	—	2,326
Cash paid for acquisitions	(1,100)	—	(55,223)	—	—	(56,323)

Net cash used in investing activities	(3,390)	—	(86,365)	(25)	—	(89,780)

Cash flows from financing activities:
Proceeds from long-term debt	80,000	—	—	—	—	80,000
Principal payments on long-term debt .	(60,000)	—	(6,576)	—	—	(66,576)
Exercise tax benefit from share based awards	8	—	—			8
Restricted stock tax withholdings	(1,098)	—	—	—	—	(1,098)
Exercise of stock options and other	684	—	—	—	—	684
Intercompany funding	(7,879)	—	7,879	—	—	—

Net cash provided by financing activities	11,715	—	1,303	—	—	13,018

Net increase (decrease) in cash and equivalents	—	—	(13,455)	632	—	(12,823)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	27,249	19	—	27,268

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$13,794	$651	$—	$14,445

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JANUARY 28, 2006

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(1,519)	$—	$39,072	$11	$—	$37,564

Cash flows from investing activities:
Restricted cash	(291)	—	—	—	—	(291)
Capital expenditures	(184)	—	(24,600)		—	(24,784)
Proceeds from sale of assets	1	—	1,258	—	—	1,259
Purchase of short-term investments	—	—	(79,985)	—	—	(79,985)
Proceeds from the sale of		—
short-term investments	—	—	79,985	—	—	79,985
Cash paid for acquisitions	—	—	(65,391)	—	—	(65,391)

Net cash used in investing activities	(474)	—	(88,733)	—	—	(89,207)

Cash flows from financing activities:
Debt issuance costs	(275)	(4,290)	—	—	—	(4,565)
Proceeds from long-term debt	98,000	150,000	—	—	—	248,000
Principal payments on long-term debt	(66,000)	—	(2,215)	—	—	(68,215)
Repurchases of common stock	(185,962)	—	—	—	—	(185,962)
Exercise tax benefit from share based awards	31	—	—			31
Restricted stock tax withholdings	(232)	—	—	—	—	(232)
Exercise of stock options and other	1,963	—	—	—	—	1,963
Intercompany funding	154,468	(145,710)	(8,758)	—	—	—

Net cash provided (used) by financing activities	1,993	—	(10,973)	—	—	(8,980)

Net increase (decrease) in cash and equivalents	—	—	(60,634)	11	—	(60,623)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	82,951	111	—	83,062

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$22,317	$122	$—	$22,439

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
Overview
     We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. Additionally, we provide services on a limited basis in Canada. For the six months ended January 27, 2007, specialty contracting services related to the telecommunications industry, underground utility locating, and electric and other construction and maintenance to electric utilities and others contributed approximately 73.5%, 19.3%, and 7.2%, respectively, to our total revenues from continuing operations.
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
     A significant portion of our services are covered by multi-year master service agreements and other arrangements with customers that have historically extended over multiple year periods. We are currently a party to approximately 200 of these arrangements. Master service agreements generally are for contract periods of one or more years and contain customer specified service requirements, such as discrete unit pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability by the customer to issue to others work orders valued above a specified dollar limit, the self-performance of the work by the customer’s in house workforce, and the ability to use others when jointly placing facilities with another utility. In most cases, a customer may terminate these agreements for convenience with written notice.
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
     We recognize revenues under the percentage of completion method of accounting using the units of delivery or cost-to-cost measures. A significant majority of our contracts are based on units of delivery and revenue is recognized as each unit is completed. Revenues from contracts using the cost-to-cost measures of completion are based on the ratio of contract costs incurred to date to total estimated contract costs. Revenues from services provided under time and materials based contracts are recognized when the services are performed.
     The following table summarizes our revenues from long-term contracts, including multi-year master service agreements, as a percentage of total revenue from continuing operations:

	% of Revenue		% of Revenue
	For the Three Months Ended		For the Six Months Ended
	January 27, 2007	January 28, 2006	January 27, 2007	January 28, 2006
Multi-year master service agreements	74.7%	57.9%	73.7%	56.9%
Other long-term contracts	11.3%	13.6%	10.9%	17.3%

Total long-term contracts	86.0%	71.5%	84.6%	74.2%

     The percentage increase in revenue derived from multi-year master service agreements is primarily due to agreements in place at Cable Express Holding Company (“Cable Express”) and Prince Telecom Holdings, Inc. (“Prince”) which were acquired in September 2006 and December 2005, respectively. Additionally, hurricane restoration service revenue was recognized during the three and six months ended January 28, 2006 pursuant to short-term contracts. There was no hurricane restoration service revenue recognized during the three and six months ended January 27, 2007. As a result, the percentage of our revenue from total long-term contracts increased in fiscal 2007 compared to fiscal 2006.
     A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from customers contributing at least 2.5% of our total revenue from continuing operations in either of the three or six months ended January 27, 2007 or January 28, 2006:

	For the Three Months Ended
	January 27, 2007	January 28, 2006
AT&T*	20.1%	27.2%
Verizon	18.1%	16.3%
Comcast	11.2%	8.6%
Time Warner	8.4%	1.1%
Embarq	6.7%	8.1%
Charter	4.4%	4.8%
Windstream	3.1%	3.1%
Qwest	2.8%	3.2%
Questar Gas	2.5%	1.1%
Adelphia **	0.0%	3.0%

	For the Six Months Ended
	January 27, 2007	January 28, 2006
AT&T*	18.8%	24.0%
Verizon	17.4%	18.4%
Comcast	11.5%	7.9%
Embarq	7.3%	8.4%
Time Warner	6.8%	0.8%
Charter	4.4%	5.6%
Questar Gas	3.6%	1.1%
Windstream	3.2%	3.0%
Qwest	3.1%	2.9%
Adelphia **	0.0%	3.0%

*Bellsouth and AT&T revenues have been combined for periods prior to their December 2006 merger.

**Adelphia network assets were acquired by Time Warner and Comcast during July 2006.
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
     Recently, a number of our competitors have been subject to class action lawsuits alleging violations of the Fair Labor Standards Act and state wage and hour laws. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. We have been contacted by counsel representing current and former employees alleging similar violations at certain of our subsidiaries. Additionally, two former employees of Apex, a wholly-owned subsidiary that was discontinued during the quarter ended January 27, 2007, commenced a lawsuit alleging that Apex violated certain minimum wage laws and overtime pay requirements. The plaintiffs seek to certify, and eventually notify, a class consisting of certain former employees of Apex. The Company intends to vigorously defend itself against this lawsuit. Regardless of whether any of these allegations are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may adversely affect our financial condition and results of operations.
     During the first quarter of fiscal 2007, in response to a public letter to Financial Executives International and the American Institute of Certified Public Accountants from the Office of the Chief Accountant of the Securities and Exchange Commission dated September 19, 2006, we initiated a voluntary review of our stock-based award granting practices covering the period from August 1, 1996 (the first day of fiscal 1997) through October 28, 2006. We found that the number and exercise price of all stock-based awards were approved by the applicable committee of the Board of Directors. Additionally, no instances of intentional back dating of equity awards nor any evidence of fraud or manipulative conduct associated with the Company’s granting practices was discovered during this review. However, in some instances, primarily associated with annual grants, the administrative activities necessary to complete the allocation of stock options to individual employees were not final at the grant date. APB No. 25 “Accounting for Stock Issued to Employees” provides that the measurement date of an award can not occur until the number of shares that the individual employee is entitled to receive is also finalized.
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
     We have determined that the impact of the above amounts is not material to net income (loss), earnings (loss) per share, additional paid-in-capital, retained earnings and pro forma disclosures for all periods between fiscal 1997 through the period ended July 29, 2006 and with respect to the trends in earnings. The applicable amounts and pro forma disclosures for periods prior to fiscal 2006 will be reflected in the Form 10-K for the fiscal year ending July 28, 2007. The accompanying condensed consolidated balance sheet as of July 29, 2006 includes an adjustment of $1.9 million to increase additional paid-in capital and decrease retained earnings from the amounts previously reported reflecting the cumulative impact of the non-cash stock-based compensation expense, net of taxes. We have advised our external auditors and the Audit Committee of the Board of Directors of the results of our review.
Acquisitions
     As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to successfully integrate any businesses acquired.

     In September 2006, we acquired the outstanding common stock of Cable Express for a purchase price of approximately $55.2 million, including transaction fees. During December 2005, we acquired the outstanding common stock of Prince for a purchase price of approximately $65.4 million, including transaction fees. Cable Express and Prince install and maintain customer premise equipment, including set top boxes and cable modems, for leading cable multiple system operators. Additionally, in January 2007, we acquired certain assets of a cable television operator for approximately $1.1 million.
Discontinued Operations
     During fiscal 2007, Apex, a wholly-owned subsidiary of the Company, notified its primary customer of its intention to cease performing installation services in February 2007 in accordance with its contractual rights. Effective December 2006, this customer, a satellite broadcast provider, transitioned its installation service requirements to others and Apex ceased providing these services. We have reported the operations of Apex separately in the accompanying condensed consolidated financial statements as discounted operations for all periods presented. We do not expect the cessation of these installation services to have any material effect on our consolidated financial position or results of operations.
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
     The following table sets forth, as a percentage of revenues earned, our condensed consolidated statements of operations for the periods indicated:

	For the Three Months Ended
	January 27, 2007		January 28, 2006
	(dollars in millions)
Revenues	$258.3	100.0%	$237.1	100.0%
Expenses:
Cost of earned revenue, excluding depreciation	210.8	81.6	197.0	83.1
General and administrative	21.4	8.3	18.6	7.8
Depreciation and amortization	14.1	5.5	11.8	5.0

Total	246.3	95.4	227.3	95.9

Interest income	0.2	0.1	0.5	0.2
Interest expense	(4.0)	(1.5)	(4.0)	(1.7)
Other income, net	1.1	0.4	0.2	0.1

Income from continuing operations before income taxes	9.4	3.6	6.5	2.8
Provision for income taxes	3.7	1.5	2.7	1.1

Income from continuing operations	5.6	2.2	3.9	1.6
Loss from discontinued operations, net of tax	(0.1)	—	—	—

Net income	$5.6	2.2%	$3.9	1.6%

	For the Six Months Ended
	January 27, 2007		January 28, 2006
	(dollars in millions)
Revenues	$528.8	100.0%	$490.7	100.0%
Expenses:
Cost of earned revenue, excluding depreciation	428.5	81.0	404.3	82.4
General and administrative	43.1	8.1	37.4	7.6
Depreciation and amortization	26.6	5.0	22.8	4.6

Total	498.2	94.2	464.5	94.6

Interest income	0.6	0.1	1.2	0.2
Interest expense	(7.7)	(1.5)	(4.9)	(1.0)
Other income, net	1.6	0.3	1.3	0.3

Income before income taxes	25.1	4.8	24.0	4.9
Provision for income taxes	10.0	1.9	9.5	1.9

Income from continuing operations	15.2	2.9	14.4	2.9
Income from discontinued operations, net of tax	—	—	0.2	—

Net income	$15.1	2.9%	$14.6	3.0%

Results of Operations
     Revenues. The following table presents information regarding total revenues by type of customer for the three months ended January 27, 2007 and January 28, 2006:

	For the Three Months Ended
	January 27, 2007		January 28, 2006			%
					Increase	Increase
	Revenue	% of Total	Revenue	% of Total	(Decrease)	(Decrease)
	(dollars in millions)
Telecommunications	$196.7	76.2%	$175.9	74.2%	$20.8	11.8%
Utility line locating	46.5	18.0%	49.2	20.8%	(2.6)	(5.4)%
Electric utilities and other customers	15.0	5.8%	12.0	5.0%	3.1	25.6%

Total contract revenues	$258.3	100.0%	$237.1	100.0%	$21.2	8.9%

     Revenues increased $21.2 million, or 8.9%, for the three months ended January 27, 2007 as compared to the three months ended January 28, 2006. Of this increase, $20.8 million was a result of an increase in specialty contracting services provided to telecommunications companies and $3.1 million was due to increased revenues from construction and maintenance services provided to electric utilities and other customers; these increases were partially offset by a $2.6 million decrease in underground utility locating services revenues. Cable Express, acquired in September 2006, contributed $19.7 million of revenues from telecommunications services during the three months ended January 27, 2007. Prince, acquired in December 2005, contributed $30.1 million of revenues from telecommunications services during the three months ended January 27, 2007. The following table presents revenue by type of customer excluding the amounts attributed to Cable Express and Prince:

	For the Three Months Ended
				%
	January 27,	January 28,	Increase	Increase
	2007	2006	(Decrease)	(Decrease)
	(dollars in millions)
Telecommunications	$146.9	$164.2	$(17.3)	(10.5)%
Utility line locating	46.5	49.2	(2.6)	(5.4)%
Electric utilities and other customers	15.0	12.0	3.1	25.6%

	208.4	225.4	(16.9)	(7.5)%
Revenues from business acquired in fiscal 2006 and 2007	49.8	11.7	38.1	325.4%

Total contract revenues	$258.3	$237.1	$21.2	8.9%

     Excluding revenue from Cable Express and Prince for the three months ended January 27, 2007, revenues from telecommunications services were $146.9 million compared to $164.2 million for the three months ended January 28, 2006, a decrease of 10.5%. During the three months ended January 28, 2006, we earned approximately $30.5 million from hurricane restoration services for customers. We did not perform any hurricane restoration services during the current quarter. Excluding revenue from hurricane restoration services, revenue increased by approximately $13.2 million compared to the same period in the prior year. This increase was the result of approximately $8.0 million of additional revenue from a significant customer engaged in a fiber deployment project and approximately $7.5 million of additional revenue from a significant telephone customer maintaining and upgrading its network. These customer revenue increases were partially offset by reductions in other customer spending during the period.
     Total revenues from underground utility line locating for the three months ended January 27, 2007 were $46.5 million compared to $49.2 million for the three months ended January 28, 2006, a decrease of 5.4%. This decrease is primarily the result of decreased volume of work performed for existing customers.
     Our total revenues from electric utilities and other construction and maintenance services increased $3.1 million, or 25.6%, in the three months ended January 27, 2007 as compared to the three months ended January 28, 2006. The increase was primarily attributable to additional work performed for both existing and new customers, including a significant gas pipeline construction project during the quarter.

     The following table presents information regarding total revenues by type of customer for the six months ended January 27, 2007 and January 28, 2006:

	For the Six Months Ended
	January 27, 2007		January 28, 2006			%
					Increase	Increase
	Revenue	% of Total	Revenue	% of Total	(Decrease)	(Decrease)
		(dollars in millions)
Telecommunications	$388.6	73.5%	$352.9	71.9%	$35.7	10.1%
Utility line locating	102.0	19.3%	107.0	21.8%	(5.0)	(4.7)%
Electric utilities and other customers	38.2	7.2%	30.8	6.3%	7.4	24.0%

Total contract revenues	$528.8	100.0%	$490.7	100.0%	$38.1	7.8%

     Revenues increased $38.1 million, or 7.8%, for the six months ended January 27, 2007 as compared to the six months ended January 28, 2006. Of this increase, $35.7 million was a result of an increase in specialty contracting services provided to telecommunications companies and $7.4 million was due to increased revenues from construction and maintenance services provided to electric utilities and other customers. These increases were partially offset by a $5.0 million decrease in underground utility locating services revenues. Cable Express, acquired in September 2006, contributed $30.6 million of revenues from telecommunications services during the six months ended January 27, 2007. Prince, acquired in December 2005, contributed $62.9 million of revenues from telecommunications services during the six months ended January 27, 2007. The following table presents revenue by type of customer excluding the amounts attributed to the Cable Express and Prince:

	For the Six Months Ended
				%
	January 27,	January 28,	Increase	Increase
	2007	2006	(Decrease)	(Decrease)
		(dollars in millions)
Telecommunications	$295.2	$341.2	$(46.1)	(13.5)%
Utility line locating	102.0	107.0	(5.0)	(4.7)%
Electric utilities and other customers	38.2	30.8	7.4	24.0%

	435.4	479.0	(43.7)	(9.1)%

Revenues from business acquired in fiscal 2006 and 2007	93.5	11.7	81.8	698.7%

Total contract revenues	$528.9	$490.7	$38.1	7.8%

     Excluding revenue from Cable Express and Prince for the six months ended January 27, 2007, revenues from telecommunications services were $295.2 million compared to $341.2 million for the six months ended January 28, 2006, a decrease of 13.5%. During the six months ended January 28, 2006, we earned approximately $52.2 million from hurricane restoration services for customers. We did not perform any hurricane restoration services during the six month period. Excluding revenue from hurricane restoration services, revenue increased by approximately $6.1 million compared to the same period in the prior year. This increase was the result of approximately $10.6 million of additional revenue from a significant telephone customer maintaining and upgrading its network and approximately $1.8 million of additional revenue from a significant customer engaged in a fiber deployment project. These customer revenue increases were partially offset by reductions in other customer spending during the period.
     Total revenues from underground utility line locating for the six months ended January 27, 2007 were $102.0 million compared to $107.0 million for the six months ended January 28, 2006, a decrease of 4.7%. During the six months ended January 28, 2006, we earned approximately $1.8 million from hurricane restoration services for customers. We did not perform any hurricane restoration services during the six months ended January 27, 2007. The remaining decrease is a result of a decrease in volume of work performed for existing customers.
     Our total revenues from electric utilities and other construction and maintenance services increased $7.4 million, or 24.0%, in the six months ended January 27, 2007 as compared to the six months ended January 28, 2006. The increase was primarily attributable to additional work performed for both existing and new customers, including a significant gas pipeline construction project during the current six month period.
     Costs of Earned Revenues. Costs of earned revenues increased $13.8 million to $210.8 million in the three months ended January 27, 2007 from $197.0 million in the three months ended January 28, 2006. The primary components of this increase were direct labor and subcontractor costs taken together, direct materials, and other direct costs, which increased $11.0 million, $1.3 million, and $1.5 million, respectively. These increases were primarily due to higher levels of operations during the three months ended January 27, 2007, including those of Cable Express and Prince since their acquisitions in September 2006 and December 2005, respectively. As a percentage of contract revenues, costs of earned revenues decreased 1.5% for the three months ended January 27, 2007, as compared to the same period last year. Labor and related costs decreased 0.6% primarily as a result of less subcontracted labor in the current period compared to the same period in the prior year. Other direct costs decreased 0.9% primarily as a result of reduced vehicle rental, travel and other direct costs associated with hurricane restoration services performed in the three months ended January 28, 2006. These decreases were partially offset by increases in insurance costs as a result of higher premiums and loss development activity for self-insured claims, including group health insurance costs.
     Costs of earned revenues increased $24.3 million to $428.5 million in the six months ended January 27, 2007 from $404.3 million in the six months ended January 28, 2006. The primary components of this increase were direct labor and subcontractor costs taken together, other direct costs, and direct materials, which increased $17.0 million, $3.5 million, and $3.8 million, respectively. These increases were primarily due to higher levels of operations during the six months ended January 27, 2007, including the operations of Cable Express and Prince since their acquisitions in September 2006 and December 2005, respectively. As a percentage of contract revenues, costs of earned revenues decreased 1.3% for the six months ended January 27, 2007, as compared to the same period last year. Labor and related costs decreased 1.0% as a percent of contract revenues primarily as a result of less subcontracted labor in the current period compared to the same period in the prior year. Decreases in other direct costs contributed 0.6% of the total percent decrease primarily as a result of reduced vehicle rental, travel and other direct costs associated with hurricane restoration services performed in the six months ended January 28, 2006. This reduction was partially offset by increases in overall insurance costs as a result of higher premiums and loss development activity for self insured claims, including group health insurance costs. We also experienced an increase of 0.3% in direct materials due to an increase in the number of projects for which we provided materials to the customer during the six months ended January 27, 2007 as compared to the six months ended January 28, 2006.
     General and Administrative Expenses. General and administrative expenses increased $2.8 million to $21.4 million for the three months ended January 27, 2007 as compared to $18.6 million for the three months ended January 28, 2006. General and administrative expenses increased $5.7 million to $43.1 million for the six months ended January 27, 2007 as compared to $37.4 million for the six months ended January 28, 2006. The increase in total general and administrative expenses for the three and six months ended January 27, 2007 compared to the prior year period was primarily attributable to the general and administrative costs of Cable Express and Prince, which were acquired in September 2006 and December 2005, respectively, and an increase in stock-based compensation expenses as a result of the restricted stock awards granted during fiscal 2006 and 2007. The total amount of stock-based compensation expense for the three months ended January 27, 2007 was $1.6 million as compared to $0.9 million for the three months ended January 28, 2006. The total amount of stock-based compensation expense for the six months ended January 27, 2007 was $3.3 million as compared to $1.9 million for the six months ended January 28, 2006.
     General and administrative expenses as a percentage of contract revenues were 8.3% and 7.8% for the three months ended January 27, 2007 and January 28, 2006, respectively. General and administrative expenses as a percentage of contract revenues were 8.1% and 7.6% for the six months ended January 27, 2007 and January 28, 2006, respectively. The increase in general and administrative expenses as a percentage of contract revenues is primarily a result of the increase in stock-based compensation expense and increased legal and other professional fees during the three and six months ended January 27, 2007 as compared to the three and six months ended January 28, 2006.
     Depreciation and Amortization. Depreciation and amortization increased to $14.1 million for the three months ended January 27, 2007 from $11.8 million for the three months ended January 28, 2006 and increased as a percentage of contract revenues to 5.5% compared to 5.0% from the three months ended January 28, 2006. Depreciation and amortization increased to $26.6 million for the six months ended January 27, 2007 from $22.8 million for the six months ended January 28, 2006 and increased as a percentage of contract revenues to 5.0% compared to 4.6% from the six months ended January 28, 2006. The dollar amount of the increase for the three and six months ended January 27, 2007 compared to the same prior year period is primarily a result of the addition of fixed assets and amortizable intangible assets relating to the acquisition of Cable Express and Prince in September 2006 and December 2005, respectively.
     Interest Income. Interest income decreased to $0.2 million for the three months ended January 27, 2007 as compared to $0.5 million for the three months ended January 28, 2006. Interest income decreased to $0.6 million for the six months ended January 28, 2007 as compared to $1.2 million for the six months ended January 28, 2006. The decrease in the three and six month periods ended January 28, 2006 is primarily a result of lower cash balances as compared to prior year due to the September 2006 and December 2005 acquisitions of Cable Express and Prince, respectively, and the use of cash balances to make interest payments on our senior subordinated notes.

     Interest Expense. Interest expense was $4.0 million for the three months ended January 27, 2007 and January 28, 2006. Interest expense increased to $7.7 million for the six months ended January 27, 2007 as compared to $4.9 million for the six months ended January 28, 2006. The six months ended January 27, 2006 included a full six months of interest on our $150.0 million of 8.125% senior subordinated notes (“Notes”) issued during October 2005. In addition, we incurred interest expense related to notes payable and capital leases assumed in the December 2005 acquisition of Prince and the September 2006 acquisition of Cable Express.
     Other Income, Net. Other income increased to $1.1 million for the three months ended January 27, 2007 as compared to $0.2 million for the three months ended January 28, 2006. Other income increased to $1.6 million for the six months ended January 27, 2007 as compared to $1.3 million for the three months ended January 28, 2006. The fluctuation in the three and six months was primarily a result of the number of assets sold during the three and six months ended January 27, 2007 as compared to the same periods in the prior year.
     Income Taxes. The following table presents our income tax expense and effective income tax rate for continuing operations for the three and six months ended January 27, 2007 and January 28, 2006 (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	January 27,	January 28,	January 27,	January 28,
	2007	2006	2007	2006
Income taxes	$3.7	$2.7	10.0	$9.5
Effective income tax rate	39.9%	40.7%	39.6%	39.9%
     Variations in our tax rate are primarily attributable to the impact of non-deductible and non-taxable items for tax purposes in relation to our pre-tax income during the three and six months ended January 27, 2007 as compared to the three and six months ended January 28, 2006.
     Income from Continuing Operations. Net income from continuing operations was $5.6 million for the three months ended January 27, 2007 as compared to $3.9 million for the three months ended January 28, 2006. Net income from continuing operations was $15.2 million for the six months ended January 27, 2007 as compared to $14.4 million for the six months ended January 28, 2006.
     Discontinued Operations. The following table presents our results from discontinued operations for the three and six months ended January 27, 2007 and January 28, 2006 (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	January 27,	January 28,	January 27,	January 28,
	2007	2006	2007	2006
	(dollars in thousands)
Contract revenues of discontinued operations	$2,410	$7,050	$10,033	$14,306
Income (loss) of discontinued operations before income taxes	$(105)	$2	$(48)	$337
Income (loss) of discontinued operations, net of tax	$(63)	$—	$(29)	$202
     As a result of the termination of the installation services during December 2006, the level of activity and operating results of the discontinued operation declined in the three and six months ended January 27, 2007 as compared to the same periods in the prior year.
     Net Income. Net income was $5.6 million for the three months ended January 27, 2007 as compared to $3.9 million for the three months ended January 28, 2006. Net income was $15.1 million for the six months ended January 27, 2007 as compared to $14.6 million for the six months ended January 28, 2006.
Liquidity and Capital Resources
     Capital requirements. We primarily use capital to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. Our working capital needs are influenced by our level of operations and generally increase with higher levels of revenues. Additionally, our working capital requirements are influenced by the timing of the collection of accounts receivable outstanding from our customers for work previously performed. We believe that none of our significant customers are experiencing significant financial difficulty as of January 27, 2007. Our sources of cash have historically been operating activities, debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property.

     Cash and cash equivalents totaled $14.4 million at January 27, 2007 compared to $27.3 million at July 29, 2006.

	For the Six Months Ended
	January 27, 2007	January 28, 2006
	(dollars in millions)
Net cash flows:
Provided by operating activities	$63.9	$37.6
Used in investing activities	$(89.8)	$(89.2)
Provided by (used in) financing activities	$13.0	$(9.0)
     Cash from operating activities. During the six months ended January 27, 2007, net cash provided by operating activities was $63.9 million as compared to $37.6 million for the six months ended January 28, 2006. Net cash provided by operating activities was comprised primarily of net income, adjusted for non-cash items. Non-cash items during the six months ended January 27, 2007 primarily included depreciation, amortization, stock-based compensation, deferred income taxes, and the gain on disposal of assets. Changes in working capital and changes in other long term assets and liabilities contributed $19.6 million of operating cash flow during the six month period. Components of the working capital changes which contributed operating cash flow for the six months ended January 27, 2007 were decreases in accounts receivable and net unbilled revenue of $29.6 million and $0.2 million, respectively, due to billing and collection activity and the payment patterns of our customers. Components of the working capital changes which used operating cash flow for the six months ended January 27, 2007 were net increases in other current assets and other assets of $1.1 million, primarily as a result of increases in prepaid insurance and other prepaid costs. Additionally, there were net decreases in accounts payable of $2.2 million due to the timing of receipt and payment of invoices, decreases in other liabilities of $3.8 million primarily attributable to the payment of employee payroll and benefit related costs, and decreases in income taxes payable of $3.1 million due to the timing of our quarterly income tax payments. Based on quarterly revenues, days sales outstanding for accounts receivable, net was 42.3 days as of January 27, 2007 compared to 57.3 days at January 28, 2006. Based on quarterly revenues, days sales outstanding for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, was 28.3 days as of January 27, 2007 compared to 25.9 days at January 28, 2006. The decrease in days sales outstanding for accounts receivable and costs and estimated earnings in excess of billings, net is due to increased collection activities and payment patterns of our customers.
     Cash used in investing activities. For the six months ended January 27, 2007 and January 28, 2006, net cash used in investing activities was $89.8 million and $89.2 million, respectively. During the six months ended January 27, 2007, we paid $55.2 million in connection with the acquisition of Cable Express and $1.1 million for the acquisition of certain assets of a cable television operator. Capital expenditures were $35.2 million and $24.8 million during the six months ended January 27, 2007 and January 28, 2006, respectively. Proceeds from the sale of idle assets were $2.3 million and $1.3 million during the six months ended January 27, 2007 and January 28, 2006, respectively. Restricted cash increased $0.6 million during the six months ended January 27, 2007 related to funding provisions of our self-insured claims program as compared to an increase of $0.3 million in restricted cash for the six months ended January 28, 2006. There were no net proceeds from the sale and purchase of short-term investments during either six month period.
     Cash used in financing activities. Net cash provided by financing activities was $13.0 million for six months ended January 27, 2007. Proceeds from long-term debt were $80.0 million during the six months ended January 27, 2007 and consisted of borrowings on our Credit Agreement, of which $50.0 million was used in connection with the acquisition of Cable Express in September 2006. During the six months ended January 27, 2007, we repaid $60.0 million of borrowings under our Credit Agreement and made principal payments of $6.6 million on capital leases and other notes payable.
     Net cash used in financing activities was $9.0 million for six months ended January 28, 2006. Proceeds from long-term debt were $248.0 million in the six months ended January 28, 2006 and consisted of $98.0 million in borrowings on our Credit Agreement, of which $66 million was subsequently repaid, and the issuance of our $150.0 million Notes in fiscal 2006. In connection with the Credit Agreement borrowings and issuance of our senior subordinated notes, we incurred $4.8 million in debt issuance costs during the six months ended January 28, 2006, of which $4.6 million was paid during the six months ended January 28, 2006. The proceeds of the debt during the six months ended January 28, 2006 were used to repurchase 8.76 million shares of our common stock for an aggregate purchase price of $186.2 million, including fees and expenses. Principal payments on capital leases of approximately $2.2 million were made during the six months ended January 28, 2006.
     During the six months ended January 27, 2007 and January 28, 2006, we withheld shares of restricted stock totaling 52,333 and 10,242 shares, respectively, which vested to employees and officers of the Company in order to meet their payroll tax withholding obligations. We remitted approximately $1.1 million and $0.2 million during the six months ended January 27, 2007 and January 28, 2006, respectively, to the Internal Revenue Service to satisfy the required tax withholdings arising out of the vesting of the restricted stock during those periods. We received proceeds of $0.7 million and $2.0 million from the exercise of stock options for the six months ended January 27, 2007 and January 28, 2006, respectively.
Compliance with Senior Notes and Credit Agreement
     The indenture governing the Notes contains covenants that restrict our ability to make certain payments, including the payment of dividends, incur additional indebtedness and issue preferred stock, create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell assets, and enter into transactions with affiliates. As of January 27, 2007, we were in compliance with all covenants and conditions under the Notes.
     In connection with issuance of the Notes, we entered into an amendment (“the Amendment”) to our Credit Agreement, which expires in December 2009. After giving effect to the Amendment, we are required to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.0., (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain consolidated tangible net worth, which shall be calculated at the end of each fiscal quarter, of not less than $50.0 million plus 50% of consolidated net income (if positive) from September 8, 2005 to the date of computation plus 75% of the equity issuances made from September 8, 2005 to the date of computation. As of January 27, 2007, we had $20.0 million in outstanding borrowings and $46.5 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are primarily issued to insurance companies as part of our self-insurance program. At January 27, 2007, we had borrowing availability of $143.4 million under the Credit Agreement and were in compliance with all financial covenants and conditions under the Credit Agreement.
     Contractual Obligations. The following tables set forth our outstanding contractual obligations, including related party leases, as of January 27, 2007:

		Years	Years
	Less than 1 Year	2-3	4-5	Greater than 5 Years	Total
	(dollars in thousands)
Notes	$—	$—	$—	$150,000	$150,000
Notes Payable	64	—	—	—	64
Borrowings under Credit Agreement	—	—	20,000	—	20,000
Interest Payments on Debt (excluding capital leases)	12,188	24,375	24,375	48,750	109,688
Capital Lease Obligations (including interest and executory costs)	3,760	4,668	341	—	8,769
Operating Leases	4,522	12,120	4,450	5,017	26,109
Employment Agreements	2,767	1,120	—	—	3,887
Other Contractual Obligations	1,576	1,007	—	—	2,583

Total	$24,877	$43,290	$49,166	$203,767	$321,100

     Off-Balance Sheet Arrangements
     We have obligations under performance bonds related to certain of our customer contracts. Performance bonds generally give our customer the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our obligations under the contract. As of January 27, 2007, we had $37.5 million of outstanding performance bonds with remaining contract work to be completed under these performance bonds of $24.2 million. As of January 27, 2007, no events have occurred in which the customers have exercised their rights under the performance bonds.
     Included in the above amount is an outstanding performance bond of $10.6 million issued in favor of a customer where we are no longer the party performing the contract. This guarantee for the third party’s performance arose in connection with the disposition of the contract for which the bond has been procured. The term of the bond is less than one year and we expect the obligations under the customer contract to be performed in a satisfactory manner by the current performing party. In accordance with FIN No. 45, “Accounting and Disclosure Requirements for Guarantees”, we have recorded the estimated fair market value of the guarantee of approximately $0.1 million in accrued liabilities as of January 27, 2007. We are not holding any collateral; however, we have recourse to the party performing the contract with respect to claims related to periods subsequent to our disposition of the contract.

     Related Party Transactions. We lease administrative offices from entities related to officers of certain of our subsidiaries. The total expense under these arrangements for both the three months ended January 27, 2007 and January 28, 2006 was $0.3 million. The total expense under these arrangements for both the six months ended January 27, 2007 and January 28, 2006 was $0.7 million. Additionally, we paid approximately $0.2 million and $0.3 million for the three and six months ended January 27, 2007, respectively, and paid $0.1 million and $0.3 million during the three and six months ended January 28, 2006, respectively, in subcontracting services to entities related to officers of certain of our subsidiaries.
     Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our Credit Agreement, are sufficient to meet our financial obligations, including required interest payments on our Notes and borrowings and to support our normal replacement of equipment at our current level of business for at least the next twelve months. Our future operating results and cash flows may be affected by a number of factors including our success in bidding on future contracts and our ability to manage costs effectively. To the extent we seek to grow by acquisitions that involve consideration other than our stock, our capital requirements may increase.
     Backlog. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts, including master service agreements. In many instances our customers are not contractually committed to specific volumes of services under a contract. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with customers and our experience in procurements of this nature. For certain multi-year projects relating to fiber deployments for one of our significant customers, we have included in the January 27, 2007 backlog amounts relating to anticipated work through the remainder of calendar year 2007. These fiber deployment projects, when initially installed, are not required for the day-to-day provision of services by that customer. Consequently, the fiber deployment projects of this customer generally have been subject to more uncertainty, as compared to those of our other customers, with regards to activity levels. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time.
     Our backlog at January 27, 2007 and July 29, 2006 was $1.401 billion and $1.425 billion, respectively. We expect to complete approximately 59% of our current backlog during the next twelve months.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have market risk exposure related to interest rates on our cash and equivalents and our debt obligations. The effects of market changes on interest rates are monitored and we manage the interest rate risk by investing in short-term investments with market rates of interest and by maintaining a mix of fixed and variable rate debt. The impact on cash and equivalents held as of January 27, 2007 using a hypothetical 100 basis point change in interest rates would result in a change to annual interest income of less than $0.2 million.
     As of January 27, 2007, outstanding long-term debt included our $150.0 million Notes due in 2015, which bear a fixed rate of interest of 8.125%. Due to the fixed rate of interest on the Notes, changes in interest rates would not have an impact on our interest expense. The fair value of the Notes totaled approximately $155.4 million as of January 27, 2007 based on quoted market prices. There exists market risk sensitivity on the fair value of the fixed rate Notes due to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect at January 27, 2007 would result in an increase or decrease in the fair value of the Notes of approximately $5.0 million, calculated on a discounted cash flow basis.
     At January 27, 2007, there was $20.0 million of borrowings outstanding under our Credit Agreement at an interest rate of 8.5%. Our Credit Agreement generally permits borrowings at variable rate of interest. Assuming a hypothetical 100 basis point change in the rate at January 27, 2007, our annual interest cost would change by approximately $0.2 million. In addition, we have $7.8 million of capital leases with varying rates of interest due through fiscal 2011. Assuming a hypothetical 100 basis point change in interest rates in effect at January 27, 2007 on these capital leases, our annual interest cost would change by approximately $0.1 million.
     We also have market risk for foreign currency exchange rates related to our operations in Canada. As of January 27, 2007, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.
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
     There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15(d)—15 (f) under the Securities Exchange Act of 1934, as amended), that occurred during the three months ended January 27,  2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making our assessment of changes in internal control over financial reporting as of January 27, 2007, we have excluded Cable Express Holdings, Inc., which was acquired in September 2006. These operations represent approximately 10.7% and 7.2% of our total assets and total liabilities at January 27, 2007, respectively, and approximately 5.7% of our total contract revenues for the six months ended January 27, 2007.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In December 2006, two former employees of Apex Digital, LLC (“Apex”), a wholly-owned subsidiary that was discontinued during the quarter ended January 27, 2007, commenced a lawsuit against the subsidiary in Illinois State Court. The lawsuit alleges that Apex violated certain minimum wage laws under the Fair Labor Standards Act and related state laws by failing to comply with applicable minimum wage and overtime pay requirements. The plaintiffs seek damages and costs. They also seek to certify, and eventually notify, a class consisting of former employees who, since December 2004, have worked for Apex. On January 30, 2007 the case was removed to the United States District Court for the Northern District of Illinois. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. The Company intends to vigorously defend itself against this lawsuit.

     Certain of the Company’s subsidiaries also have pending claims and legal proceedings in the normal course of business. It is the opinion of the Company’s management, based on information available at this time, that none of these current claims or proceedings will have a material effect on the Company’s condensed consolidated financial statements. With respect to other allegations regarding the Fair Labor Standards Act and state wage and hour laws, see Note 16, Commitments and Contingencies, in the notes to condensed consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our fiscal 2006 Form 10-K under the heading “Risk Factors” in Part I, Item 1A of Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) During the six months ended January 27, 2007, we did not sell any of our equity securities that were not registered under the
Securities Act of 1933.
(b) Not applicable.
(c) The following table summarizes the Company’s purchases of its common stock:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plan or
Period	Shares Purchased	Per Share	Programs	Programs (1)
November 26, 2006 — December 23, 2006(1)	41,949	$20.94	-	—
December 25, 2005 — January 28, 2006(2)	10,384	$21.12	-	—

(1)	The Company acquired 41,949 shares of common stock related to income tax withholdings for restricted stock that vested on December 14, 2006 and December 15, 2006.
(2)	The Company acquired 10,384 shares of common stock related to income tax withholdings for restricted stock that vested on December 31, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
     An annual meeting of shareholders of the Company was held on November 21, 2006 to consider and take action on the election of three directors and to approve an amendment voted on by the Compensation Committee of the Board of Directors to increase the aggregate number of shares of common stock available for issuance under the 2003 Long Term incentive Plan by 2,000,000 shares. The Company’s nominee, Stephen C. Coley, was elected as a director of the Company. Mr. Coley received 33,917,161 votes for and 1,401,744 votes withheld. The Company’s nominee, Steven E. Nielsen, was elected as a director of the Company. Mr. Nielsen received 34,078,863 votes for and 1,240,042 votes withheld. The Company’s nominee, Jack H. Smith, was elected as a director of the Company. Mr. Smith received 33,916,961 votes for and 1,401,944 votes withheld. Each of the following directors’ term of office as a director of the Company continued after the annual meeting: Thomas G. Baxter, Charles M. Brennan, III, Charles B. Coe, Joseph M. Schell, and Tony G. Werner. The amendment to increase by 2,000,000 shares the number of shares of common stock available for issuance under the 2003 Long Term incentive Plan was approved with 27,751,869 votes for, 2,464,872 against, and 92,733 abstaining, and 5,009,424 broker non-votes.

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

DYCOM INDUSTRIES, INC. Registrant
Date: March 5, 2007	/s/ Steven E. Nielsen
	Name:	Steven E. Nielsen
	Title:	President and Chief Executive Officer

Date: March 5, 2007	/s/ Richard L. Dunn
	Name:	Richard L. Dunn
	Title:	Senior Vice President and Chief Financial Officer