Form 10-Q
period 2007-04-28
DYCOM INDUSTRIES INC
filed 2007-05-29
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock Common stock, par value of $0.33 1/3	Outstanding shares May 21, 2007 40,824,853

Dycom Industries, Inc.

PART I. FINANCIAL STATEMENTS
Item 1. Financial Statements
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 28,	July 29,
	2007	2006
	(dollars in thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$15,966	$27,268
Accounts receivable, net	133,020	143,099
Costs and estimated earnings in excess of billings	95,176	79,546
Deferred tax assets, net	14,275	12,793
Inventories	9,119	7,095
Other current assets	10,393	9,311
Current assets of discontinued operations	616	5,196

Total current assets.	278,565	284,308

Property and equipment, net	160,548	125,393
Goodwill	250,480	216,194
Intangible assets, net	71,596	48,939
Other	12,538	13,928
Non-current assets of discontinued operations	33	1,253

Total non-current assets	495,195	405,707

TOTAL	$773,760	$690,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,967	$25,715
Current portion of debt	3,515	5,169
Billings in excess of costs and estimated earnings	645	397
Accrued self-insured claims	26,992	25,886
Income taxes payable	8,426	4,979
Other accrued liabilities	52,107	44,337
Current liabilities of discontinued operations	1,495	5,311

Total current liabilities	119,147	111,794
LONG-TERM DEBT	179,303	150,009
ACCRUED SELF-INSURED CLAIMS	31,822	30,770
DEFERRED TAX LIABILITIES, net non-current	16,756	6,576
OTHER LIABILITIES	1,318	289
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	1,131	1,122

Total liabilities	349,477	300,560

COMMITMENTS AND CONTINGENCIES, Notes 11, 15 and 16 STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 40,810,215 and 40,612,059 issued and outstanding, respectively	13,603	13,536
Additional paid-in capital	185,864	178,760
Accumulated other comprehensive income (loss)	59	(8)
Retained earnings	224,757	197,167

Total stockholders’ equity	424,283	389,455

TOTAL	$773,760	$690,015

See notes to condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	April 28, 2007	April 29, 2006
	(dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$291,643	$251,077

EXPENSES:
Costs of earned revenues, excluding depreciation	233,657	204,309
General and administrative (including stock-based compensation expense of $1.4 million and $1.4 million, respectively)	23,712	20,622
Depreciation and amortization	15,327	11,861
Goodwill impairment charge	—	14,835

Total	272,696	251,627

Interest income	174	327
Interest expense	(3,596)	(3,641)
Other income, net	5,189	2,894

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	20,714	(970)

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	8,157	6,221
Deferred	(13)	(703)

Total	8,144	5,518

INCOME (LOSS) FROM CONTINUING OPERATIONS	12,570	(6,488)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(125)	(15)

NET INCOME (LOSS)	$12,445	$(6,503)

EARNINGS (LOSS) PER COMMON SHARE — BASIC:
Income (loss) from continuing operations	$0.31	$(0.16)
Loss from discontinued operations	—	—

Net income (loss)	$0.31	$(0.16)

EARNINGS (LOSS) PER COMMON SHARE — DILUTED:
Income (loss) from continuing operations	$0.31	$(0.16)
Loss from discontinued operations	—	—

Net income (loss)	$0.31	$(0.16)

SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON SHARE:
Basic	40,469,787	40,163,176

Diluted	40,770,976	40,163,176

See notes to condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	April 28, 2007	April 29, 2006
	(dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$820,488	$741,810

EXPENSES:
Costs of earned revenues, excluding depreciation	662,193	608,581
General and administrative (including stock-based compensation expense of $4.8 million and $3.3 million, respectively)	66,786	57,999
Depreciation and amortization	41,964	34,678
Goodwill impairment charge	—	14,835

Total	770,943	716,093

Interest income	801	1,540
Interest expense	(11,306)	(8,515)
Other income, net	6,814	4,219

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	45,854	22,961

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	17,888	15,774
Deferred	222	(715)

Total	18,110	15,059

INCOME FROM CONTINUING OPERATIONS	27,744	7,902

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(154)	188

NET INCOME	$27,590	$8,090

EARNINGS PER COMMON SHARE — BASIC:
Income from continuing operations	$0.69	$0.19
Income (loss) from discontinued operations	(0.01)	—

Net income	$0.68	$0.19

EARNINGS PER COMMON SHARE — DILUTED:
Income from continuing operations	$0.68	$0.19
Income (loss) from discontinued operations	—	—

Net income	$0.68	$0.19

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	40,324,503	42,413,595

Diluted	40,622,116	42,628,492

See notes to condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	April 28, 2007	April 29, 2006
	(dollars in thousands)

OPERATING ACTIVITIES:

Net income	$27,590	$8,090
Adjustments to reconcile net cash inflow from operating activities:
Depreciation and amortization	42,771	35,791
Bad debts expense (recovery), net	4	(540)
Gain on sale of fixed assets	(6,656)	(3,900)
Deferred income tax benefit	(32)	(1,050)
Stock-based compensation expense	4,764	3,330
Amortization of debt issuance costs	566	494
Goodwill impairment charge	—	14,835
Excess tax benefit from share-based awards	(131)	(46)
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in operating assets:
Accounts receivable, net	22,977	21,420
Costs and estimated earnings in excess of billings, net	(14,005)	(1,512)
Income taxes receivable	—	(5,892)
Other current assets	(359)	(160)
Other assets	1,479	1,844
Increase (decrease) in operating liabilities:
Accounts payable	(5,363)	(2,610)
Accrued self-insured claims and other liabilities	39	(5,017)
Income taxes payables	4,594	—

Net cash provided by operating activities	78,238	65,077

INVESTING ACTIVITIES:

Restricted cash	(502)	(291)
Capital expenditures	(59,159)	(41,669)
Proceeds from sale of assets	12,375	5,049
Purchase of short-term investments	—	(79,985)
Proceeds from the sale of short-term investments	—	79,985
Cash paid for acquisitions, net of cash acquired	(61,812)	(65,391)

Net cash used in investing activities	(109,098)	(102,302)

FINANCING ACTIVITIES:

Debt issuance costs	—	(4,763)
Proceeds from long-term debt	105,000	248,000
Principal payments on long-term debt	(87,665)	(91,429)
Repurchases of common stock	—	(186,235)
Excess tax benefit from share-based awards	131	46
Restricted stock tax withholdings	(1,100)	(232)
Exercise of stock options and other	3,192	2,365

Net cash provided by (used in) financing activities	19,558	(32,248)

Net decrease in cash and equivalents	(11,302)	(69,473)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	27,268	83,062

CASH AND EQUIVALENTS AT END OF PERIOD	$15,966	$13,589

See notes to condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (CONTINUED)
(Unaudited)

	For the Nine Months Ended
	April 28, 2007	April 29, 2006
	(dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$13,796	$7,447
Income taxes	$14,453	$23,460

Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$4,028	$3,716

Amounts included in accrued liabilities for acquisition costs	$90	$—

Accrued costs for debt issuance and tender offer included in accounts payable and accrued liabilities at period end	$—	$41
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
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
     The condensed consolidated financial statements are unaudited and include the results of Dycom and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions, including intercompany accounts and transactions of discontinued operations, have been eliminated. The accompanying condensed consolidated balance sheets of the Company and the related condensed consolidated statements of operations and cash flows for the three and nine month periods reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and nine month periods ended April 28, 2007 are not necessarily indicative of the results that may be expected for the entire year. For a fuller understanding of the Company and its financial statements, the Company recommends reading these condensed consolidated financial statements in conjunction with the Company’s audited financial statements for the year ended July 29, 2006 included in the Company’s 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on September 8, 2006.
     The condensed consolidated balance sheet, condensed consolidated statement of operations, and the related disclosures have been revised for all periods presented to report discontinued operations of one of the Company’s wholly-owned subsidiaries. See Note 2 for a further discussion of the discontinued operations.
     In December 2005, the Company acquired the outstanding common stock of Prince Telecom Holdings, Inc. (“Prince”). In September 2006, the Company acquired the outstanding common stock of Cable Express Holding Company (“Cable Express”). In January 2007, the Company acquired certain assets of a cable television operator. In March 2007, the Company acquired certain assets and assumed certain liabilities of Cavo Communications, Inc. (“Cavo”). The operating results of the businesses acquired by the Company are included in the accompanying condensed consolidated financial statements from their respective acquisition dates.
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

     Restricted Cash — As of April 28, 2007 and July 29, 2006, the Company had approximately $4.7 million and $4.1 million, respectively, in restricted cash which is held as collateral in support of projected workers’ compensation, automobile, employee group health, and general liability obligations. Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows from investing activities in the condensed consolidated statements of cash flows.
     Multiemployer Defined Benefit Pension Plan — A subsidiary acquired in fiscal 2007 participates in a multiemployer defined benefit pension plan that covers certain of its employees. The subsidiary makes periodic contributions to the plan to meet the benefit obligations. During the three and nine month periods ended April 28, 2007, the subsidiary contributed approximately $0.7 million and $1.7 million, respectively, to the plan.
     Comprehensive Income (Loss) — During the three and nine months ended April 28, 2007 and April 29, 2006, the Company did not have any material changes in its equity resulting from non-owner sources and, accordingly, comprehensive income (loss) approximated the net income (loss) amounts presented for the respective periods in the accompanying condensed consolidated statements of operations.
     Taxes Collected from Customers — In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issue Task Force (“EITF”) No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” EITF No. 06-3 addresses the income statement presentation of any tax collected from customers and remitted to a government authority and provides that the presentation of taxes on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (“APB”) Opinion No. 22 “Disclosure of Accounting Policies.” The Company’s policy is to present contract revenues net of sales taxes.
Recently Issued Accounting Pronouncements
     In June 2006, the FASB issued Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes”, an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a measurement framework and expands disclosure requirements. SFAS No. 157 applies to assets and liabilities that are required to be recorded at fair value pursuant to other accounting standards. SFAS No. 157 is effective at the beginning of fiscal 2009 and is not expected to have a material effect on the Company’s results of operations, financial position, or cash flows.
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
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective for the Company at the beginning of fiscal 2009. The Company is currently evaluating the impact of SFAS No. 159.
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
     During fiscal 2007, a wholly-owned subsidiary of the Company, Apex Digital, LLC (“Apex”) notified its primary customer of its intention to cease performing installation services in accordance with its contractual rights. Effective December 2006, this customer, a satellite broadcast provider, transitioned its installation service requirements to others and Apex ceased providing these services. As a result, the Company has discontinued the operations of Apex and presented its results separately in the accompanying condensed consolidated financial statements for all periods presented. The summary comparative financial results of the discontinued operations were as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
		(dollars in thousands)
Contract revenues of discontinued operations	$—	$7,613	$10,030	$21,919
Income (loss) of discontinued operations before income taxes	$(206)	$(26)	$(254)	$312
Income (loss) of discontinued operations, net of tax	$(125)	$(15)	$(154)	$188

     The following table represents the assets and the liabilities of the discontinued operations:

	April 28, 2007	July 29, 2006
	(dollars in thousands)
Accounts receivable, net	$76	$3,807
Deferred tax assets, net	501	430
Inventories	—	886
Other current assets	39	73

Current assets of discontinued operations	$616	$5,196

Property and equipment, net	$33	$1,253

Non-current assets of discontinued operations	$33	$1,253

Accounts payable	$51	$3,338
Accrued liabilities	1,444	1,973

Current liabilities of discontinued operations	$1,495	$5,311

Other accrued liabilities and deferred taxes	$1,131	$1,122

Non-current liabilities of discontinued operations	$1,131	$1,122

3.	Computation of Earnings Per Share
     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation as required by SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted shares and restricted share units. Diluted earnings per share includes the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested time and performance vesting restricted shares and restricted share units. Performance vesting restricted shares and restricted share units are included in diluted earnings per share calculations for the period if all the necessary performance conditions are satisfied. Common stock equivalents related to stock options are excluded from diluted earnings per share calculations if their effect would be anti-dilutive.

	For the Three Months Ended		For the Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
	(dollars in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$12,570	$(6,488)	$27,744	$7,902
Income (loss) from discontinued operations, net of tax	(125)	(15)	(154)	188

Net income (loss)	$12,445	$(6,503)	$27,590	$8,090

Denominator:
Basic
Weighted-average number of common shares — Basic	40,469,787	40,163,176	40,324,503	42,413,595

Diluted
Weighted-average number of common shares — Basic	40,469,787	40,163,176	40,324,503	42,413,595
Potential common stock arising from stock options, restricted shares and restricted share units	301,189	—	297,613	214,897

Weighted-average number of common shares — Diluted	40,770,976	40,163,176	40,622,116	42,628,492

Antidilutive weighted shares excluded from the calculation of earnings per share	1,611,774	3,706,469	2,301,738	2,668,388

EARNINGS (LOSS) PER COMMON SHARE — BASIC:
Income (loss) from continuing operations	$0.31	$(0.16)	$0.69	$0.19
Income (loss) from discontinued operations	—	—	(0.01)	—

Net income (loss)	$0.31	$(0.16)	$0.68	$0.19

EARNINGS (LOSS) PER COMMON SHARE — DILUTED:
Income (loss) from continuing operations	$0.31	$(0.16)	$0.68	$0.19
Income (loss) from discontinued operations	—	—	—	—

Net income (loss)	$0.31	$(0.16)	$0.68	$0.19

4.	Acquisitions
     In September 2006, the Company acquired the outstanding common stock of Cable Express for a purchase price of approximately $55.2 million and assumed $9.2 million in capital lease obligations. The purchase price included transaction fees of approximately $0.5 million and $6.2 million placed in escrow. The escrowed amount is available to satisfy potential indemnification obligations of the sellers pursuant to the acquisition agreement. Of the $6.2 million escrowed, $4.6 million will be released to the sellers 12 months after closing, while the remaining $1.6 million will be released to the sellers after 24 months, so long as in either instance the amounts are not subject to any claims. Cable Express provides specialty contracting services for leading cable multiple system operators. These services include the installation and maintenance of customer premise equipment, including set top boxes and cable modems. The Company borrowed $50.0 million under its $300.0 million unsecured revolving credit agreement (“Credit Agreement”) to fund this acquisition.

     In December 2005, the Company acquired the outstanding common stock of Prince for a purchase price of approximately $65.4 million. The purchase price included transaction fees of approximately $0.3 million and $5.6 million placed in escrow. The escrowed amount is available to satisfy potential indemnification obligations of the sellers pursuant to the acquisition agreement. Of the $5.6 million escrowed, $3.9 million was released to the sellers during fiscal 2007, while the remaining $1.7 million will be released to the sellers in December 2007, so long as this amount is not subject to any claims. Prince provides specialty contracting services for leading cable multiple system operators. These services include the installation and maintenance of customer premise equipment, including set top boxes and cable modems. The Company borrowed $65.0 million under its Credit Agreement to fund this acquisition.
     The purchase price of each acquisition has been allocated to the tangible and intangible assets acquired and the liabilities assumed, including capital leases, on the basis of their respective fair values on each acquisition date. Purchase price in excess of fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. With the assistance of an independent valuation specialist, management determined the fair values of the identifiable intangible assets based primarily on historical data, estimated discounted future cash flows, and expected royalty rates for trademarks and tradenames.
     The purchase price allocation for Cable Express is preliminary as the Company continues to assess the valuation of the acquired assets and liabilities. The allocation of purchase price for each acquisition is as follows (dollars in thousands):

	Cable Express	Prince
Assets:
Accounts receivable, net	$7,286	$13,291
Costs and estimated earnings in excess of billings	1,377	1,831
Other current assets	3,488	6,091
Property and equipment	12,440	5,806
Goodwill	34,286	38,489
Intangible assets — customer relationships	22,800	18,400
Intangible assets — tradenames	1,100	1,500
Other assets	153	557

Total assets	82,930	85,965

Liabilities:
Accounts payable	1,071	2,125
Accrued liabilities	7,857	9,495
Notes payable	82	4,743
Capital leases payable	9,232	—
Deferred tax liability, net non-current	9,479	4,211

Total liabilities	27,721	20,574

Net assets acquired	$55,209	$65,391

     The operating results of the businesses acquired by the Company are included in the accompanying condensed consolidated financial statements from their respective acquisition dates. The following unaudited pro forma information presents the Company’s condensed consolidated results of operations as if the Cable Express and Prince acquisitions had occurred on July 31, 2005, the first day of the Company’s 2006 fiscal year. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these acquisitions occurred at the beginning of the periods presented nor is it indicative of future results. Approximately $4.8 million of non-recurring charges incurred by Cable Express are included in the pro forma amounts for the nine months ended April 28, 2007. Approximately $6.2 million of non-recurring charges incurred by Prince are included in the pro forma amounts for the nine months ended April 29, 2006. The non-recurring charges were incurred prior to the acquisitions and primarily related to stock-based compensation expense and acquisition related bonuses. The unaudited pro forma results are as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
	(dollars in thousands, except per share data)
Total revenues	$291,643	$269,078	$831,387	$836,709
Income (loss) from continuing operations before income taxes	$20,714	$(657)	$41,180	$17,248
Income (loss) from continuing operations	$12,570	$(6,306)	$24,935	$4,517
Net earnings (loss) per share from continuing operations:
Basic	$0.31	$(0.16)	$0.62	$0.11
Diluted	$0.31	$(0.16)	$0.61	$0.11
     During the third quarter of fiscal 2007, the Company acquired certain assets and assumed certain liabilities of Cavo. The Company paid $5.5 million for the acquisition and the liabilities assumed included $0.9 million in capital lease obligations. Cavo provides specialty contracting services for leading cable multiple system operators. These services include the installation and maintenance of customer premise equipment, including set top boxes and cable modems. The purchase price allocation for Cavo is preliminary as the Company continues to assess the valuation of the acquired assets and liabilities. During the second quarter of fiscal 2007, the Company acquired certain assets of a cable television operator for approximately $1.2 million. These acquisitions were not material to the Company’s revenue, results of operations or financial position.

5.	Accounts Receivable
     Accounts receivable consist of the following:

	April 28, 2007	July 29, 2006
	(dollars in thousands)
Contract billings	$131,164	$141,948
Retainage	2,104	2,304
Other receivables	913	811

Total	134,181	145,063
Less allowance for doubtful accounts	1,161	1,964

Accounts receivable, net	$133,020	$143,099

     The allowance for doubtful accounts changed as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
		(dollars in thousands)
Allowance for doubtful accounts at beginning of period	$1,038	$1,744	$1,964	$2,845
Allowance for doubtful account balances from acquisitions	—	—	—	7
Bad debt expense (recovery), net	248	(130)	4	(540)
Amounts charged against the allowance	(125)	(11)	(807)	(709)

Allowance for doubtful accounts at end of period	$1,161	$1,603	$1,161	$1,603

     As of April 28, 2007, the Company expected to collect all retainage balances within the next twelve months. Additionally, the Company believes that none of its significant customers were experiencing significant financial difficulty as of April 28, 2007.

6.	Costs and Estimated Earnings on Contracts in Excess of Billings
     Costs and estimated earnings in excess of billings, net, consists of the following:

	April 28, 2007	July 29, 2006
	(dollars in thousands)
Costs incurred on contracts in progress	$76,879	$63,850
Estimated to date earnings	18,297	15,696

Total costs and estimated earnings	95,176	79,546
Less billings to date	645	397

	$94,531	$79,149

Included in the accompanying condensed consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$95,176	$79,546
Billings in excess of costs and estimated earnings	(645)	(397)

	$94,531	$79,149

     The Company primarily recognizes revenue for services from contracts based on units of delivery or cost-to-cost measures of the percentage of completion method. The above amounts aggregate these contracts.

7.	Property and Equipment
     Property and equipment consists of the following:

	April 28, 2007	July 29, 2006
	(dollars in thousands)
Land	$2,953	$3,953
Buildings	9,216	9,292
Leasehold improvements	2,368	2,062
Vehicles	195,577	155,171
Furniture and fixtures	35,141	28,945
Equipment and machinery	118,664	112,473

Total	363,919	311,896
Less accumulated depreciation	203,371	186,503

Property and equipment, net	$160,548	$125,393

     Depreciation expense and repairs and maintenance, including amounts for assets subject to capital leases, were as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
		(dollars in thousands)
Depreciation expense	$13,561	$10,648	$37,003	$31,590
Repairs and maintenance expense	$4,679	$4,446	$14,826	$13,314

8.	Goodwill and Intangible Assets
     As of April 28, 2007, the Company had $250.5 million of goodwill, $4.7 million of indefinite-lived intangible assets and $66.9 million of finite-lived intangible assets, net of accumulated amortization. As of July 29, 2006, the Company had $216.2 million of goodwill, $4.7 million of indefinite-lived intangible assets and $44.2 million of finite-lived intangible assets, net of accumulated amortization. The carrying value of goodwill increased by approximately $34.3 million during fiscal 2007 as a result of the acquisition of Cable Express. Goodwill of approximately $0.8 million related to the Cable Express acquisition is expected to be deductible for tax purposes.
     During the third quarter of fiscal 2006, the Company recognized a goodwill impairment charge of approximately $14.8 million related to its Can Am Communications (“Can Am”) reporting unit. Although Can Am provides services to significant customers, it had underperformed compared to previous expectations due to its inability to achieve projected revenue growth and due to operational inefficiencies at existing levels of work. Management determined that these factors increased the uncertainty surrounding future levels of revenue expected from Can Am. The Company changed the senior management at Can Am during the later part of fiscal 2006, integrating certain of its operations with another subsidiary of the Company, in order to improve operational efficiency. The combination of the above factors had the effect of reducing the expected future cash flows of the Can Am reporting unit and constitute circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Accordingly, the Company performed an interim goodwill impairment test as of April 29, 2006. As a result of the impairment analysis, management determined that the estimated fair value of the reporting unit was less than its carrying value and, consequently, a goodwill impairment charge was recognized to write off Can Am’s goodwill. The estimate of fair value of the Can Am reporting unit was based on the Company’s projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business and operational strategies. The valuation employed a combination of present value techniques to measure fair value and considered market factors.
     The Company conducted its annual goodwill impairment test during the fourth quarter of fiscal 2006 and the results indicated that the estimated fair value of each of the Company’s reporting units exceeded their carrying value. However, two of the reporting units tested, one having a goodwill balance of approximately $23.1 million and the other having a goodwill balance of approximately $8.3 million, have experienced lower demand from the customers they serve compared to historical levels. This decline was primarily the result of reduced spending by cable providers to upgrade their networks. As of April 28, 2007, the Company believes the goodwill is recoverable; however, there can be no assurances that the goodwill will not be impaired in future periods.
     The Company’s intangible assets consist of the following:

	Useful Life
	In Years	April 28, 2007	July 29, 2006
		(dollars in thousands)
Carrying amount:
Covenants not to compete	5-7	$800	$1,189
UtiliQuest tradename	Indefinite	4,700	4,700
Tradenames	4-15	2,925	1,825
Customer relationships	5-15	77,178	50,660
Backlog	4	—	953

		85,603	59,327

Accumulated amortization:
Covenants not to compete		547	816
Tradenames		470	306
Customer relationships		12,990	8,313
Backlog		—	953

		14,007	10,388

Net		$71,596	$48,939

     For finite-lived intangible assets, amortization expense for the three months ended April 28, 2007 and April 29, 2006 was $1.8 million and $1.2 million, respectively. For finite-lived intangible assets, amortization expense for the nine months ended April 28, 2007 and April 29, 2006 was $5.0 million and $3.1 million, respectively. The intangible customer relationships and trade names of Cable Express totaling $22.8 million and $1.1 million, respectively, each have an estimated useful life of 15 years. The intangible customer relationships of Cavo totaling $3.7 million have an estimated useful life of 15 years. Amortization for the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset. Amortization for the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible assets.
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

	Dycom 2006 and 2007	Prince		Cable Express
	(in thousands)
Loss Retention — Per Occurrence:
Workers’ compensation liability claims	$1,000		(b)		(c)
Automobile liability claims (d)	$1,000		(b)		(c)
General liability claims (a)(d)	$250	$50		$25
Employee health plan claims (per participant per annum)	$200		(b)	$75
Stop Loss and Umbrella Coverage:
Aggregate stop loss coverage for workers’ compensation, automobile and general liability claims	$38,800	$—		$—
Umbrella liability coverage for automobile, general liability, and employer’s liability claims	$95,000	$10,000		$7,000

(a)	The risk of loss for general liability claims related to UtiliQuest, LLC, (“UtiliQuest”), a wholly-owned subsidiary, has been retained to $2.0 million per occurrence.

(b)	During fiscal 2007, Prince began coverage under the Company’s casualty insurance program at the stated levels of Dycom for fiscal 2007. For the period from October 15, 2003 through October 15, 2006, claims related to automobile liability, workers’ compensation, and its employee health plan were covered under a guaranteed cost program. For general liability claims during that period, Prince retained the risk of loss to $50,000 per occurrence. Prior to October 15, 2003, Prince retained the risk of automobile liability, general liability, and workers’ compensation claims up to $250,000 per occurrence. Prince had umbrella liability coverage for automobile and general liability claims that occurred from October 15, 2005 to October 15, 2006 to a policy limit of $10.0 million and to a policy limit of $5.0 million for claims prior to October 15, 2005.

(c)	For Cable Express, claims related to automobile liability and workers’ compensation incurred in fiscal 2007 and prior periods are covered under a guaranteed cost program. For general liability claims, Cable Express has retained the risk of loss to $25,000 per occurrence for claims that occurred prior to acquisition, Cable Express has umbrella liability coverage to a policy limit of $7.0 million. For its employee health plan, Cable Express has retained the risk of loss to $75,000 per participant on an annual basis.

(d)	For Dycom fiscal years 2006 and 2007, we have retained the risk of loss for automobile liability and general liability and damage claims between $2.0 million and $5.0 million, on a per occurrence basis, with an aggregate stop loss for this layer of $10.0 million.

     Accrued self-insured claims consist of the following:

	April 28, 2007	July 29, 2006
	(dollars in thousands)
Amounts expected to be paid within one year:
Accrued auto, general liability and workers’ compensation	$15,003	$14,038
Accrued employee group health	3,767	2,991
Accrued damage claims	8,222	8,857

	26,992	25,886
Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers’ compensation	23,608	22,410
Accrued damage claims	8,214	8,360

	31,822	30,770

Total accrued self-insured claims	$58,814	$56,656

10.	Other Accrued Liabilities
     Other accrued liabilities consist of the following:

	April 28, 2007	July 29, 2006
	(dollars in thousands)
Accrued payroll and related taxes	$24,467	$21,059
Accrued employee benefit and bonus costs	8,266	6,423
Accrued construction costs	9,098	5,971
Interest payable	576	3,632
Other	9,700	7,252

Total other accrued liabilities	$52,107	$44,337

11.	Debt
     The Company’s debt consists of the following:

	April 28, 2007	July 29, 2006
	(dollars in thousands)
Senior subordinated notes	$150,000	$150,000
Borrowings under Credit Agreement	25,000	—
Capital leases	7,775	500
Notes payable	43	4,678

	182,818	155,178
Less: current portion	3,515	5,169

Long-term debt	$179,303	$150,009

     In October 2005, Dycom Investments, Inc., a wholly-owned subsidiary of the Company, issued $150.0 million principal amount of 8.125% senior subordinated notes (“Notes”) due October 2015. Interest is due semi-annually on April 15th and October 15th of each year. As of April 28, 2007, the Company was in compliance with all covenants and conditions under the indenture governing the Notes.

     As of April 28, 2007, the Company had $25.0 million of outstanding borrowings due December 2009 and $45.1 million of outstanding letters of credit issued under the Credit Agreement. The outstanding borrowings under the Credit Agreement primarily arose in connection with the acquisition of Cable Express in September 2006 (see Note 4). As of April 28, 2007 these borrowings bear interest at 8.5% per annum. The outstanding letters of credit are primarily issued to insurance companies as part of the Company’s self-insurance program. At April 28, 2007, the Company had borrowing availability of $169.1 million under the Credit Agreement and was in compliance with all financial covenants and conditions.
     The Company has $7.8 million in capital lease obligations as of April 28, 2007. The capital lease obligations were assumed in connection with the fiscal 2007 acquisitions of Cable Express and Cavo. The capital leases include obligations for certain vehicles and computer equipment and expire at various dates through fiscal year 2011. A note payable in the amount of $3.6 million bearing interest at 6% was repaid during fiscal 2007. This note payable had been assumed in connection with the fiscal 2004 acquisition of UtiliQuest.

12.	Other income, net
     The components of other income, net, are as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
	(dollars in thousands)
Gain on sale of fixed assets	$5,108	$2,841	$6,452	$3,847
Miscellaneous income	81	53	362	372

Total other income, net	$5,189	$2,894	$6,814	$4,219

13.	Capital Stock
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

14. Stock-Based Awards
     The Company’s stock-based award plans comprise the following (collectively, “the Plans”):
•	the 1991 Incentive Stock Option Plan (“1991 Plan”)
•	the Arguss Communications, Inc. 1991 Stock Option Plan (“1991 Arguss Plan”)
•	the 1994 Directors Stock Option Plan (“1994 Directors Plan”)
•	the 1998 Incentive Stock Option Plan (“1998 Plan”)
•	the 2001 Directors Stock Option Plan (“2001 Directors Plan”)
•	the 2002 Directors Restricted Stock Plan (“2002 Directors Plan”)
•	the 2003 Long-term Incentive Plan (“2003 Plan”)
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
     Under the Company’s 2002 Directors Plan, the Company has authorized 100,000 shares of the Company’s common stock for issuance to non-employee directors. The non-employee directors are required to receive a pre-determined percentage of their annual retainer fees in restricted shares of the Company’s common stock based on the number of Dycom’s shares they own. The number of restricted shares to be granted under the 2002 Directors Plan is based on the fair market value of a share of common stock on the date such annual retainer fees are payable. Additionally, there were 16,863 restricted units awarded to the non-employee directors in December 2006 that vest ratably over a three year period. Each restricted unit will be settled in one share of the Company’s common stock upon vesting. The vesting may be accelerated in the event the non-employee director is not nominated or re-elected at a subsequent annual shareholder meeting or upon termination of service, so long as the Board of Directors consents to the termination of service.
     On October 17, 2006, the Compensation Committee of the Board of Directors approved an amendment to the 2003 Plan to increase the aggregate number of shares available for issuance by 2,000,000. On November 21, 2006, Dycom shareholders approved the amendment. The following table lists the number of shares available and outstanding under each plan as of April 28, 2007, including restricted performance shares and units that will be issued under outstanding awards if certain performance goals are met:

			Unvested Restricted
		Outstanding Stock	Shares and Units	Shares Available
	Plan Expiration	Options	Outstanding	for Grant
1991 Plan	Expired	45,000	—	—
1991 Arguss Plan (a)	N/A	70,406	—	—
2001 Directors Plan	2011	89,001	—	129,499
2002 Directors Plan	2012	—	14,454	63,199
1998 Plan (b)	2008	1,663,365	—	759,514
2003 Plan	2013	835,200	1,110,714	1,807,717

		2,702,972	1,125,168	2,759,929

(a)	No further options will be granted under the 1991 Arguss Plan.

(b)	The 759,514 available shares under the 1998 Plan that have been authorized but not issued are available for grant under the 2003 Plan.
     The following tables summarize the stock-based awards outstanding at April 28, 2007:

			Weighted Average	Aggregate Intrinsic
	Shares Subject to	Weighted Average	Remaining	Value (in
	Options	Exercise Price	Contractual Life	thousands)
Options outstanding	2,702,972	$29.12	5.4	$7,670

Options exercisable	2,653,045	$29.24	5.4	$7,436

			Weighted Average	Aggregate Intrinsic
	Restricted	Weighted Average	Remaining Vesting	Value
	Shares/Units	Grant Price	Period	(in thousands)
Unvested time vesting shares/units	156,727	$23.32	2.4	$4,261

Unvested performance vesting shares/units	968,441	$21.54	2.3	$26,332

     The aggregate intrinsic value for stock options and restricted shares and units in the preceding tables represents the total intrinsic value, based on the Company’s closing stock price of $27.19 as of April 28, 2007. These amounts represent the total intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date, before any applicable taxes.
     The following table summarizes the stock-based awards activity during the nine months ended April 28, 2007:

			Unvested
		Unvested Time	Performance
		Restricted	Restricted
	Stock Options	Shares/Units	Shares/Units
Outstanding as of July 29, 2006	3,063,692	139,568	490,908
Granted	22,000	72,367	652,507
Exercised/Vested	(214,132)	(53,551)	(129,878)
Forfeited or cancelled	(109,737)	(1,657)	(45,096)
Expired	(58,851)	—	—

Outstanding as of April 28, 2007	2,702,972	156,727	968,441

     The time vesting restricted shares and units were granted to employees and officers of the Company and vest ratably over a period of four years. Each restricted unit will be settled in one share of the Company’s common stock on the vesting date. Upon each annual vesting, 50% of the newly vested shares (net of any shares used to satisfy tax withholding obligations) are restricted from sale or transferability (“restricted holdings”). The restrictions on sale or transferability of the restricted holdings will end 90 days after termination of employment of the holder. When the holder has accumulated restricted holdings having a value equal to or greater than the holder’s annual base salary, future grants will no longer be subject to the restriction on transferability. The fiscal 2006 time vesting restricted shares are considered issued and outstanding as of the grant date and carry voting and dividend rights.
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
     Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the condensed consolidated statement of operations. The compensation expense and the related tax benefit recognized related to stock options, restricted stock and restricted units for the three and nine months ended April 28, 2007 and April 29, 2006 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
	(dollars in thousands)
Stock-based compensation expense	$1,425	$1,442	$4,764	$3,330
Tax benefit recognized	(677)	(485)	(1,914)	(1,011)

     The amount of compensation expense recognized during the three and nine month periods ended April 28, 2007 and April 29, 2006 may not be representative of future stock-based compensation expense as the fair value of stock-based awards on the date of grant is amortized over the vesting period, and the vesting of certain stock options were accelerated in fiscal 2005 prior to the implementation of SFAS No. 123(R), “Share-Based Payment.”
     Under the Plans, the maximum total unrecognized compensation expense and weighted-average period over which the expense would be recognized is shown below. For performance based awards, the unrecognized compensation cost is based upon the maximum amount of restricted stock and units that can be earned under outstanding awards. If the performance goals are not met, no compensation expense will be recognized for these shares/units and any compensation expense recognized previously for those shares/units will be reversed.

	Unrecognized
	Compensation	Weighted-Average
	Expense	Period
	(in thousands)	(in years)
Stock options	$583	2.2
Unvested time vesting shares/units	$3,032	2.4
Unvested performance vesting shares/units	$18,977	2.3
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
     The Company leases administrative offices from entities related to officers of certain of its subsidiaries. The total expense under these arrangements was $0.3 million for each of the three month periods ended April 28, 2007 and April 29, 2006. The total expense under these arrangements was $1.0 million for each of the nine month periods ended April 28, 2007 and April 29, 2006. The Company paid approximately $0.3 million and $0.5 million for the three and nine months ended April 28, 2007, respectively, and $0.1 million and $0.4 million for the three and nine months ended April 29, 2006, respectively, in subcontracting services to entities related to officers of certain of its subsidiaries. Additionally, the Company paid approximately $0.1 million for the nine months ended April 28, 2007 and $0.1 million and $0.2 million for the three and nine months ended April 29, 2006, respectively, to officers of certain of its subsidiaries for other business purposes.

16.	Commitments and Contingencies
     In the normal course of business, there are transactions for which the ultimate tax outcome is uncertain. Consequently, judgment is required in determining the provision for income taxes and the associated income tax assets and liabilities. The Company regularly assesses its position with regard to individual tax exposures and records liabilities for uncertain tax positions in accordance with SFAS No. 5, “Accounting for Contingencies.” These liabilities reflect management’s best estimate of the likely outcomes of current and potential future audits. During fiscal 2007, the Company was notified that its fiscal 2003 and 2004 income tax returns were selected for examination by the Internal Revenue Service. Management believes its provision for income taxes is adequate; however, any material assessment could affect the Company’s results of operations, cash flows and liquidity.
     Recently, a number of the Company’s competitors have been subject to class action lawsuits alleging violations of the Fair Labor Standards Act and state wage and hour laws. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. The Company has been contacted by counsel representing current and former employees alleging similar violations at certain of its subsidiaries. Although litigation with respect to this matter has not commenced, the Company has agreed to engage a third party to mediate discussions with such counsel in an effort to resolve the matter.

     Additionally, in December 2006, two former employees of Apex, a wholly-owned subsidiary that was discontinued during the quarter ended January 27, 2007, commenced a lawsuit against the subsidiary in Illinois State Court. The lawsuit alleges that Apex violated certain minimum wage laws under the Fair Labor Standards Act and related state laws by failing to comply with applicable minimum wage and overtime pay requirements. The plaintiffs seek damages and costs. They also seek to certify, and eventually notify, a class consisting of former employees who, since December 2004, have worked for Apex. On January 30, 2007 the case was removed to the United States District Court for the Northern District of Illinois. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. The Company intends to vigorously defend itself against this lawsuit.
     Regardless of whether any of the foregoing allegations are valid or whether the Company is ultimately determined to be liable, these claims may be expensive to defend and/or settle and may adversely affect the Company’s financial condition and results of operations.
     The Company and certain of its subsidiaries also have pending claims and legal proceedings in the normal course of business. It is the opinion of the Company’s management, based on information available at this time, that none of such pending normal course of business claims or legal proceedings will have a material effect on the Company’s condensed consolidated financial statements.
     The Company has obligations under performance bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform it’s obligations under contract. As of April 28, 2007, the Company has $47.9 million of outstanding performance bonds. As of April 28, 2007, no events have occurred in which the customers have exercised their rights under the performance bonds.
     Included in the above amount is an outstanding performance bond of $10.6 million issued in favor of a customer where the Company is no longer the party performing the contract. This guarantee for the third party’s performance arose in connection with the disposition of the contract for which the bond has been procured. The term of the bond is less than one year and the obligations under the customer contract are expected to be performed in a satisfactory manner by the current performing party. In accordance with FIN No. 45, “Accounting and Disclosure Requirements for Guarantees”, the Company has recorded the estimated fair market value of the guarantee of approximately $0.1 million in accrued liabilities as of April 28, 2007. The Company is not holding any collateral; however, it does have recourse to the party performing the contract with respect to claims related to periods subsequent to the disposition of the contract.

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

	For the Three Months Ended		For the Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
	(dollars in thousands)		(dollars in thousands)
Telecommunications	$223,224	$184,571	$611,879	$537,506
Utility line locating	52,951	54,194	154,926	161,175
Electric utilities and other construction and maintenance	15,468	12,312	53,683	43,129

Total contract revenues	$291,643	$251,077	$820,488	$741,810

     One of the Company’s subsidiaries earned revenues from contracts in Canada of approximately $1.3 million and $2.5 million for the three and nine months ended April 28, 2007. The Company had less than $0.1 million in revenues from contracts in Canada during the three and nine months ended April 29, 2006. Additionally, the Company had no material long-lived assets in the Canadian operations at April 28, 2007 and July 29, 2006.
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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
APRIL 28, 2007

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$15,957	$9	$—	$15,966
Accounts receivable, net	3	—	131,554	1,463	—	133,020
Costs and estimated earnings in excess of billings	—	—	95,142	34	—	95,176
Deferred tax assets, net	862	—	13,248	165	—	14,275
Inventories	—	—	9,072	47	—	9,119
Other current assets	4,291	—	6,028	74	—	10,393
Current assets of discontinued operations	—	—	616	—	—	616

Total current assets	5,156	—	271,617	1,792	—	278,565

Property and equipment, net	8,942	—	149,057	2,559	(10)	160,548
Goodwill	—	—	250,480	—	—	250,480
Intangible assets, net	—	—	71,596	—	—	71,596
Deferred tax assets, net non-current	949	—	—	22	(971)	—
Investment in subsidiaries	720,520	979,634	—	—	(1,700,154)	—
Intercompany receivables	—	—	389,724	—	(389,724)	—
Other	3,993	4,031	4,507	7	—	12,538
Non-current assets of discontinued operations	—	—	33	—	—	33

Total non-current assets	734,404	983,665	865,397	2,588	(2,090,859)	495,195

TOTAL	$739,560	$983,665	$1,137,014	$4,380	$(2,090,859)	$773,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$241	$—	$25,628	$98	$—	$25,967
Current portion of debt	—	—	3,515	—	—	3,515
Billings in excess of costs and estimated earnings	—	—	645	—	—	645
Accrued self-insured claims	372	—	26,438	182	—	26,992
Income taxes payable	8,426	—	—	—	—	8,426
Other accrued liabilities	5,668	499	45,149	791	—	52,107
Current liabilities of discontinued operations	—	—	1,495	—	—	1,495

Total current liabilities	14,707	499	102,870	1,071	—	119,147
LONG-TERM DEBT	25,000	150,000	4,303	—	—	179,303
ACCRUED SELF-INSURED CLAIMS	811	—	30,352	659	—	31,822
DEFERRED TAX LIABILITIES, net non-current	—	—	17,727	—	(971)	16,756
INTERCOMPANY PAYABLES	273,452	112,646	—	3,636	(389,734)	—
OTHER LIABILITIES	1,307	—	11	—	—	1,318
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	—	1,131	—	—	1,131

Total liabilities	315,277	263,145	156,394	5,366	(390,705)	349,477

Total stockholders’ equity	424,283	720,520	980,620	(986)	(1,700,154)	424,283

TOTAL	$739,560	$983,665	$1,137,014	$4,380	$(2,090,859)	$773,760

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 28, 2007

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$290,071	$1,572	$—	$291,643

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	232,371	1,316	(30)	233,657
General and administrative	6,311	143	16,823	435	—	23,712
Depreciation and amortization	337	—	14,888	102	—	15,327
Intercompany charges (income) , net	(4,468)	—	3,884	544	40	—

Total	2,180	143	267,966	2,397	10	272,696

Interest income	2	—	172	—	—	174
Interest expense	(278)	(3,128)	(190)	—	—	(3,596)
Other income (expense), net	(370)	—	5,550	9	—	5,189

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(2,826)	(3,271)	27,637	(816)	(10)	20,714

PROVISION (BENEFIT) FOR INCOME TAXES	(1,111)	(1,282)	10,860	(319)	(4)	8,144

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(1,715)	(1,989)	16,777	(497)	(6)	12,570

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(125)	—	—	(125)

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(1,715)	(1,989)	16,652	(497)	(6)	12,445

EQUITY IN EARNINGS OF SUBSIDIARIES	14,160	16,149	—	—	(30,309)	—

NET INCOME (LOSS)	$12,445	$14,160	$16,652	$(497)	$(30,315)	$12,445

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 29, 2006

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$251,028	$49	$—	$251,077

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	204,236	73	—	204,309
General and administrative	4,629	185	15,494	314	—	20,622
Depreciation and amortization	82	—	11,700	79	—	11,861
Goodwill impairment charge	—	—	14,835	—	—	14,835
Intercompany charges (income), net	(3,981)	—	3,494	487	—	—

Total	730	185	249,759	953	—	251,627

Interest income	19	—	308	—	—	327
Interest expense	(433)	(3,123)	(85)	—	—	(3,641)
Other income, net	—	—	2,894	—	—	2,894

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN LOSS OF SUBSIDIARIES	(1,144)	(3,308)	4,386	(904)	—	(970)

PROVISION (BENEFIT) FOR INCOME TAXES	(455)	(1,317)	7,650	(360)	—	5,518

LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN LOSS OF SUBSIDIARIES	(689)	(1,991)	(3,264)	(544)	—	(6,488)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(15)	—	—	(15)

NET LOSS BEFORE EQUITY IN LOSS OF SUBSIDIARIES	(689)	(1,991)	(3,279)	(544)	—	(6,503)

EQUITY IN LOSS OF SUBSIDIARIES	(5,814)	(3,823)	—	—	9,637	—

NET LOSS	$(6,503)	$(5,814)	$(3,279)	$(544)	$9,637	$(6,503)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED APRIL 28, 2007

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$817,729	$2,759	$—	$820,488

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	659,860	2,363	(30)	662,193
General and administrative	17,016	408	48,030	1,332	—	66,786
Depreciation and amortization	694	—	40,961	309	—	41,964
Intercompany charges (income), net	(12,774)	—	11,134	1,600	40	—

Total	4,936	408	759,985	5,604	10	770,943

Interest income	6	—	795	—	—	801
Interest expense	(1,417)	(9,380)	(509)	—	—	(11,306)
Other income (expense), net	(370)	—	7,175	9	—	6,814

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(6,717)	(9,788)	65,205	(2,836)	(10)	45,854

PROVISION (BENEFIT) FOR INCOME TAXES	(2,653)	(3,866)	25,754	(1,121)	(4)	18,110

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(4,064)	(5,922)	39,451	(1,715)	(6)	27,744

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(154)	—	—	(154)

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(4,064)	(5,922)	39,297	(1,715)	(6)	27,590

EQUITY IN EARNINGS OF SUBSIDIARIES	31,654	37,576	—	—	(69,230)	—

NET INCOME (LOSS)	$27,590	$31,654	$39,297	$(1,715)	$(69,236)	$27,590

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED APRIL 29, 2006

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$741,761	$49	$—	$741,810

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	608,488	93	—	608,581
General and administrative	13,613	454	42,827	1,105	—	57,999
Depreciation and amortization	295	—	34,145	238	—	34,678
Goodwill impairment charge	—	—	14,835	—	—	14,835
Intercompany charges (income), net	(11,754)	—	10,379	1,375	—	—

Total	2,154	454	710,674	2,811	—	716,093

Interest income	26	—	1,514	—	—	1,540
Interest expense	(1,383)	(6,902)	(230)	—	—	(8,515)
Other income, net	1	—	4,218	—	—	4,219

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(3,510)	(7,356)	36,589	(2,762)	—	22,961

PROVISION (BENEFIT) FOR INCOME TAXES	(1,398)	(2,931)	20,489	(1,101)	—	15,059

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES.	(2,112)	(4,425)	16,100	(1,661)	—	7,902

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	188	—	—	188

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(2,112)	(4,425)	16,288	(1,661)	—	8,090

EQUITY IN EARNINGS OF SUBSIDIARIES	10,202	14,627	—	—	(24,829)	—

NET INCOME (LOSS)	$8,090	$10,202	$16,288	$(1,661)	$(24,829)	$8,090

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED APRIL 28, 2007

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
Net cash provided by operating activities	$1,832	$—	$76,386	$20	$—	$78,238

Cash flows from investing activities:
Restricted cash	(652)	—	150	—	—	(502)
Capital expenditures	(5,953)	—	(53,176)	(30)	—	(59,159)
Proceeds from sale of assets	2,147	—	10,228	—	—	12,375
Cash paid for acquisitions	(1,131)	—	(60,681)	—	—	(61,812)

Net cash used in investing activities	(5,589)	—	(103,479)	(30)	—	(109,098)

Cash flows from financing activities:
Proceeds from long-term debt	105,000	—	—	—	—	105,000
Principal payments on long-term debt	(80,000)	—	(7,665)	—	—	(87,665)
Exercise tax benefit from share based awards	131	—	—	—	—	131
Restricted stock tax withholdings	(1,100)	—	—	—	—	(1,100)
Exercise of stock options and other	3,074	—	118	—	—	3,192
Intercompany funding	(23,348)	—	23,348	—	—	—

Net cash provided by financing activities	3,757	—	15,801	—	—	19,558

Net decrease in cash and equivalents	—	—	(11,292)	(10)	—	(11,302)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	27,249	19	—	27,268

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$15,957	$9	$—	$15,966

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED APRIL 29, 2006

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(1,544)	$—	$66,621	$—	$—	$65,077

Cash flows from investing activities:
Restricted cash	(291)	—	—	—	—	(291)
Capital expenditures	(294)	—	(41,375)		—	(41,669)
Proceeds from sale of assets	1	—	5,048	—	—	5,049
Purchase of short-term investments	—	—	(79,985)	—	—	(79,985)
Proceeds from the sale of short-term investments	—	—	79,985	—	—	79,985
Cash paid for acquisitions	—	—	(65,391)	—	—	(65,391)

Net cash used in investing activities	(584)	—	(101,718)	—	—	(102,302)

Cash flows from financing activities:
Debt issuance costs	(285)	(4,478)	—	—	—	(4,763)
Proceeds from long-term debt	98,000	150,000	—	—	—	248,000
Principal payments on long-term debt	(87,000)	—	(4,429)	—	—	(91,429)
Repurchases of common stock	(186,235)	—	—	—	—	(186,235)
Exercise tax benefit from share based awards	46	—	—			46
Restricted stock tax withholdings	(232)	—	—	—	—	(232)
Exercise of stock options and other	2,365	—	—	—	—	2,365
Intercompany funding	175,469	(145,522)	(29,947)	—	—	—

Net cash provided (used) by financing activities	2,128	—	(34,376)	—	—	(32,248)

Net decrease in cash and equivalents	—	—	(69,473)	—	—	(69,473)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	82,951	111	—	83,062

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$13,478	$111	$—	$13,589

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Concerning Forward-Looking Statements
     This Quarterly Report on Form 10-Q, including the Notes to the Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “forecast,” “project,” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financial needs or plans and the availability of financing, and plans relating to our services including backlog, as well as assumptions relating to the foregoing. These forward-looking statements are based on management’s current expectations, estimates and projections. Forward—looking statements are subject to risks and uncertainties that may cause actual results in the future to differ materially from the results projected or implied in any forward-looking statements contained in this report. Such risks and uncertainties include: business and economic conditions in the telecommunications industry affecting our customers, the adequacy of our accrued self-insured claims and other accruals and allowances for doubtful accounts, whether the carrying value of our assets may be impaired, whether acquisitions can be effectively integrated into our existing operations, the impact of any future acquisitions, the outcome of contingent events, including litigation, liquidity needs and the availability of financing. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Overview
     We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. Additionally, we provide services on a limited basis in Canada. For the nine months ended April 28, 2007, specialty contracting services related to the telecommunications industry, underground utility locating, and electric and other construction and maintenance to electric utilities and others contributed approximately 74.6%, 18.9%, and 6.5%, respectively, to our total revenues from continuing operations.
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
     A significant portion of our services are covered by multi-year master service agreements and other arrangements with customers that have historically extended over multiple year periods. We are currently a party to approximately 200 of these arrangements. Master service agreements generally are for contract periods of one or more years and contain customer specified service requirements, such as discrete unit pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability by the customer to issue work orders to others valued above a specified dollar limit, the self-performance of the work by the customer’s in house workforce, and the ability to use others when jointly placing facilities with another utility. In most cases, a customer may terminate these agreements for convenience with written notice.
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
     We recognize revenues under the percentage of completion method of accounting using the units of delivery or cost-to-cost measures. A significant majority of our contracts are based on units of delivery and revenue is recognized as each unit is completed. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Revenues from services provided under time and materials based contracts are recognized when the services are performed.
     The following table summarizes our revenues from long-term contracts, including multi-year master service agreements, as a percentage of total revenue from continuing operations:

	% of Revenue		% of Revenue
	For the Three Months Ended		For the Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Multi-year master service agreements	73.8%	67.3%	73.7%	60.4%
Other long-term contracts	12.7%	15.9%	11.5%	18.2%

Total long-term contracts	86.5%	83.2%	85.2%	78.6%

     The percentage increase in revenue derived from multi-year master service agreements is primarily due to agreements in place at Cable Express Holding Company (“Cable Express”) and Prince Telecom Holdings, Inc. (“Prince”) which were acquired in September 2006 and December 2005, respectively. Additionally, hurricane restoration service revenue was recognized during the three and nine months ended April 29, 2006 pursuant to short-term contracts. There was no hurricane restoration service revenue recognized during the three and nine months ended April 28, 2007. As a result, the percentage of our revenue from total long-term contracts increased in fiscal 2007 compared to fiscal 2006.

     A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from customers contributing at least 2.5% of our total revenue from continuing operations in either of the three or nine months ended April 28, 2007 or April 29, 2006:

	For the Three Months Ended
	April 28, 2007	April 29, 2006
AT&T*	20.6%	24.3%
Verizon	18.0%	20.0%
Comcast	11.7%	8.4%
Time Warner	7.7%	2.0%
Embarq	6.9%	7.0%
Charter	4.1%	4.2%
Windstream	2.9%	3.2%
Qwest	2.8%	3.0%

	For the Nine Months Ended
	April 28, 2007	April 29, 2006
AT&T*	19.4%	24.1%
Verizon	17.6%	19.0%
Comcast	11.5%	8.0%
Embarq	7.2%	7.9%
Time Warner	7.1%	1.2%
Charter	4.3%	5.1%
Windstream	3.1%	3.0%
Qwest	3.0%	3.0%
Questar Gas	2.9%	1.1%
Adelphia **	0.0%	2.8%

*For comparison purposes, BellSouth and AT&T revenues have been combined for periods prior to their December 2006 merger.

**Adelphia network assets were acquired by Time Warner and Comcast during July 2006.
     Cost of earned revenues includes all direct costs of providing services under our contracts, including costs for construction personnel, subcontractors, operation of capital equipment (excluding depreciation), and insurance. For a majority of our contracts, our customers provide all necessary materials and we provide the personnel, tools, and equipment necessary to perform installation and maintenance services. Materials supplied by our customers for which the customer retains the financial and performance risk associated with those materials are not included in our revenue or costs of sales. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our utility locating services. A change in claims experience or actuarial assumptions related to these risks could materially affect our results of operations.
     General and administrative costs include all of our costs at the corporate level, as well as costs of our subsidiaries’ management personnel and administrative overhead. These costs primarily consist of employee compensation and related expenses, including stock-based compensation, professional fees, provision or recoveries of bad debt expense, and other costs that are not directly related to the provision of services under our customer contracts. Our senior management, including senior managers of our subsidiaries, performs substantially all sales and marketing functions as part of their management responsibilities and, accordingly, we have not incurred material sales and marketing expenses.

     Recently, a number of our competitors have been subject to class action lawsuits alleging violations of the Fair Labor Standards Act and state wage and hour laws. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. We have been contacted by counsel representing current and former employees alleging similar violations at certain of our subsidiaries. Although litigation with respect to this matter has not commenced, we have agreed to engage a third party to mediate discussions with such counsel in an effort to resolve the matter. Additionally, two former employees of Apex, a wholly-owned subsidiary that was discontinued during the second quarter of fiscal 2007, commenced a lawsuit alleging that Apex violated certain minimum wage laws and overtime pay requirements. The plaintiffs seek to certify, and eventually notify, a class consisting of certain former employees of Apex. We intend to vigorously defend ourselves against this lawsuit. Regardless of whether any of these allegations are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and/or settle and may adversely affect our financial condition and results of operations.
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
     In September 2006, we acquired the outstanding common stock of Cable Express for a purchase price of approximately $55.2 million, including transaction fees, and assumed $9.2 million in capital lease obligations. During December 2005, we acquired the outstanding common stock of Prince for a purchase price of approximately $65.4 million, including transaction fees. Cable Express and Prince provide specialty contracting services for leading cable multiple system operators. These services include the installation and maintenance of customer premise equipment, including set top boxes and cable modems.
     During the third quarter of fiscal 2007, we acquired certain assets and assumed certain liabilities of Cavo Communications, Inc. (“Cavo”). We paid $5.5 million for the acquisition and the liabilities assumed included $0.9 million in capital lease obligations. Cavo provides specialty contracting services for leading cable multiple system operators. These services include the installation and maintenance of customer premise equipment, including set top boxes and cable modems. In January 2007, we acquired certain assets of a cable television operator for approximately $1.2 million. These acquisitions were not material to our revenue, results of operations or financial position.
Discontinued Operations
     During fiscal 2007, Apex, a wholly-owned subsidiary of the Company, notified its primary customer of its intention to cease performing installation services in accordance with its contractual rights. Effective December 2006, this customer, a satellite broadcast provider, transitioned its installation service requirements to others and Apex ceased providing these services. As a result, we have discontinued the operations of Apex and presented its results separately in the accompanying condensed consolidated financial statements for all periods presented. We do not expect the cessation of these installation services to have any material effect on our consolidated financial position or results of operations.
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
     Goodwill and Intangible Assets — We account for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Our reporting units are tested annually in accordance with SFAS No. 142 during the fourth fiscal quarter of each year to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of the goodwill or indefinite-lived intangibles may be impaired and written down. Goodwill and other indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. If we determine the fair value of the goodwill or other identifiable intangible asset is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations.
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
     As a result of the purchase price allocations from our prior acquisitions and due to our decentralized structure, our goodwill is included in multiple reporting units. Due to the cyclical nature of our business, and the other factors described under “Risk Factors” in our Form 10-K for the fiscal year ended July 29, 2006, the profitability of our individual reporting units may periodically suffer from downturns in customer demand and other factors. These factors may have a relatively more pronounced impact on the individual reporting units as compared to the Company as a whole and might adversely affect the fair value of the reporting units. If material adverse conditions occur that impact our reporting units, our future determinations of fair value may not support the carrying amount of one or more of our reporting units, and the related goodwill would need to be written down to an amount considered recoverable.
     During the third quarter of fiscal 2006, we recognized a goodwill impairment charge of approximately $14.8 million related to our Can Am Communications (“Can Am”) reporting unit. Although Can Am provides services to significant customers, it had underperformed compared to previous expectations due to its inability to achieve projected revenue growth and due to operational inefficiencies at existing levels of work. Management determined that these factors increased the uncertainty surrounding future levels of revenue expected from Can Am. The Company changed the senior management at Can Am during the later part of fiscal 2006, integrating certain of its operations with another subsidiary of the Company, in order to improve operational efficiency. The combination of the above factors had the effect of reducing the expected future cash flows of the Can Am reporting unit and are circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Accordingly, the Company performed an interim goodwill impairment test as of April 29, 2006. As a result of the impairment analysis, management determined that the estimated fair value of the reporting unit was less than its carrying value and, consequently, a goodwill impairment charge was recognized to write off Can Am’s goodwill.
     The estimate of fair value of the Can Am reporting unit was based on our projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business and operational strategies. The valuations employed a combination of present value techniques to measure fair value and considered market factors. The key assumptions used to determine the fair value of our reporting units during the impairment test for Can Am in fiscal 2006 were (a) expected cash flow periods of seven years; (b) terminal values based upon terminal growth rate of 4.0%; and (c) a discount rate of 13.0% which was based on our best estimate of the weighted average cost of capital adjusted for risks associated with the reporting unit. Management believes the rates used are consistent with the risks inherent in our current business model and with industry discount rates. Changes in our judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill.
     We conducted our annual goodwill impairment test during the fourth quarter of fiscal 2006 and the results indicated that the estimated fair value of each of our reporting units exceeded their carrying value. However, two of the reporting units tested, one having a goodwill balance of approximately $23.1 million and the other having a goodwill balance of approximately $8.3 million, have experienced lower demand from the customers they serve compared to historical levels. This decline was primarily the result of reduced spending by cable providers to upgrade their networks. As of April 28, 2007, we believe the goodwill is recoverable; however, there can be no assurances that the goodwill will not be impaired in future periods.

Results of Operations
     The following table sets forth, as a percentage of revenues earned, our condensed consolidated statements of operations for the periods indicated (totals may not foot due to rounding):

	For the Three Months Ended
	April 28, 2007		April 29, 2006
	(dollars in millions)
Revenues	$291.6	100.0%	$251.1	100.0%

Expenses:
Cost of earned revenue, excluding depreciation	233.7	80.1	204.3	81.4
General and administrative	23.7	8.1	20.6	8.2
Depreciation and amortization	15.3	5.3	11.9	4.7
Goodwill impairment charge	—	—	14.8	5.9

Total	272.7	93.5	251.6	100.2

Interest income	0.2	0.1	0.3	0.1
Interest expense	(3.6)	(1.2)	(3.6)	(1.5)
Other income, net	5.2	1.8	2.9	1.2

Income (loss) from continuing operations before income taxes	20.7	7.1	(1.0)	(0.4)
Provision for income taxes	8.1	2.8	5.5	2.2

Income (loss) from continuing operations	12.6	4.3	(6.5)	(2.6)
Loss from discontinued operations, net of tax	(0.1)	—	—	—

Net income (loss)	$12.4	4.3%	$(6.5)	(2.6)%

	For the Nine Months Ended
	April 28, 2007		April 29, 2006
	(dollars in millions)
Revenues	$820.5	100.0%	$741.8	100.0%

Expenses:
Cost of earned revenue, excluding depreciation	662.2	80.7	608.6	82.0
General and administrative	66.8	8.1	58.0	7.8
Depreciation and amortization	42.0	5.1	34.7	4.7
Goodwill impairment charge	—	—	14.8	2.0

Total	770.9	94.0	716.1	96.5

Interest income	0.8	0.1	1.5	0.2
Interest expense	(11.3)	(1.4)	(8.5)	(1.1)
Other income, net	6.8	0.8	4.2	0.6

Income from continuing operations before income taxes	45.9	5.6	23.0	3.1
Provision for income taxes	18.1	2.2	15.1	2.0

Income from continuing operations	27.7	3.4	7.9	1.1
Income (loss) from discontinued operations, net of tax	(0.2)	—	0.2	—

Net income	$27.6	3.4%	$8.1	1.1%

     Revenues. The following table presents information regarding total revenues by type of customer for the three months ended April 28, 2007 and April 29, 2006:

	For the Three Months Ended
	April 28, 2007		April 29, 2006
						%
					Increase	Increase
	Revenue	% of Total	Revenue	% of Total	(Decrease)	(Decrease)
	(dollars in millions)
Telecommunications	$223.2	76.5%	$184.6	73.5%	$38.7	20.9%
Utility line locating	53.0	18.2	54.2	21.6	(1.2)	(2.3)%
Electric utilities and other customers	15.5	5.3	12.3	4.9	3.2	25.6%

Total contract revenues	$291.6	100.0%	$251.1	100.0%	$40.6	16.2%

     Revenues increased $40.6 million, or 16.2%, for the three months ended April 28, 2007 as compared to the three months ended April 29, 2006. Of this increase, $38.7 million was a result of an increase in specialty contracting services provided to telecommunications companies and $3.2 million was due to increased revenues from construction and maintenance services provided to electric utilities and other customers; these increases were partially offset by a $1.2 million decrease in underground utility locating services revenues. During the three months ended April 28, 2007, telecommunications customer revenue included $22.1 million from companies acquired during fiscal 2007. The following table presents revenue by type of customer excluding the amounts attributed to companies acquired in fiscal 2007:

	For the Three Months Ended
				%
	April 28,	April 29,	Increase	Increase
	2007	2006	(Decrease)	(Decrease)
	(dollars in millions)
Telecommunications	$201.1	$184.6	$16.5	8.9%
Utility line locating	53.0	54.2	(1.2)	(2.3)%
Electric utilities and other customers	15.5	12.3	3.2	25.6%

	269.5	251.1	18.4	7.3%
Revenues from business acquired in fiscal 2007	22.1	—	22.1	NM

Total contract revenues	$291.6	$251.1	$40.6	16.2%

     Excluding revenue from businesses acquired subsequent to the third quarter of fiscal 2006, revenues from telecommunications services were $201.1 million for the three months ended April 28, 2007, compared to $184.6 million for the three months ended April 29, 2006, an increase of 8.9%. During the three months ended April 29, 2006 we earned approximately $8.9 million in revenues from hurricane restoration services for customers. We did not perform any hurricane restoration services during the three months ended April 28, 2007. Excluding revenue earned from hurricane restoration services during the three months ended April 29, 2006, revenue increased $25.4 million compared to the same period in the prior year. This increase was primarily the result of approximately $9.2 million of additional revenue from two significant telephone customers maintaining and upgrading each of their respective networks and $2.3 million of additional revenue from a significant customer engaged in a fiber deployment project. Additionally, revenue increased by approximately $13.7 million for installation, maintenance and construction services provided to several leading cable multiple system operators. During July 2006, two of these cable multiple system operators acquired the network assets of Adelphia. During the three months ended April 29, 2006, we earned $4.3 million from work performed for Adelphia. The remaining increase in revenue over the prior period was the result of increased work performed for other telecommunications customers.
     Total revenues from underground utility line locating for the three months ended April 28, 2007 were $53.0 million compared to $54.2 million for the three months ended April 29, 2006, a decrease of 2.3%. This decrease is primarily the result of decreased volume of work performed for existing customers, including the termination of a contract with a telephone customer in January 2006.

     Our total revenues from electric utilities and other construction and maintenance services increased $3.2 million, or 25.6%, in the three months ended April 28, 2007 as compared to the three months ended April 29, 2006. The increase was primarily attributable to additional work performed for existing customers, including on-going gas pipeline work.
     The following table presents information regarding total revenues by type of customer for the nine months ended April 28, 2007 and April 29, 2006:

	For the Nine Months Ended
	April 28, 2007		April 29, 2006			%
					Increase	Increase
	Revenue	% of Total	Revenue	% of Total	(Decrease)	(Decrease)
	(dollars in millions)
Telecommunications	$611.9	74.6%	$537.5	72.5%	$74.4	13.8%
Utility line locating	154.9	18.9	161.2	21.7	(6.2)	(3.9)%
Electric utilities and other customers	53.7	6.5	43.1	5.8	10.6	24.5%

Total contract revenues	$820.5	100.0%	$741.8	100.0%	$78.7	10.6%

     Revenues increased $78.7 million, or 10.6%, for the nine months ended April 28, 2007 as compared to the nine months ended April 29, 2006. Of this increase, $74.4 million was a result of an increase in specialty contracting services provided to telecommunications companies and $10.6 million was due to increased revenues from construction and maintenance services provided to electric utilities and other customers. These increases were partially offset by a $6.2 million decrease in underground utility locating services revenues. During the nine months ended April 28, 2007, telecommunications customer revenue included $146.3 million from companies acquired during fiscal 2007 and fiscal 2006. The following table presents revenue by type of customer excluding the amounts attributed to companies acquired during fiscal 2007 and fiscal 2006:

	For the Nine Months Ended
				%
	April 28,	April 29,	Increase	Increase
	2007	2006	(Decrease)	(Decrease)
	(dollars in millions)
Telecommunications	$465.6	$500.2	$(34.6)	(6.9)%
Utility line locating	154.9	161.2	(6.2)	(3.9)%
Electric utilities and other customers	53.7	43.1	10.6	24.5%

	674.2	704.5	(30.3)	(4.3)%
Revenues from business acquired in fiscal 2006 and 2007	146.3	37.3	109.0	NM

Total contract revenues	$820.5	$741.8	$78.7	10.6%

     Excluding revenue from business acquired during or subsequent to the nine month period ended April 29, 2006, revenues from telecommunications services were $465.6 million for the nine months ended April 28, 2007, compared to $500.2 million for the nine months ended April 29, 2006, a decrease of 6.9%. During the nine months ended April 29, 2006, we earned approximately $61.1 million from hurricane restoration services for customers. We did not perform any hurricane restoration services during the current nine month period. Excluding revenue earned from hurricane restoration services during the nine months ended April 29, 2006, revenue increased by approximately $26.5 million compared to the same period in the prior year. This increase was primarily the result of approximately $17.2 million of additional work for two significant telephone customers maintaining and upgrading each of their respective networks, and $4.1 million of additional revenue from a significant customer engaged in a fiber deployment project. In addition, revenue increased by approximately $21.7 million for installation, maintenance and construction services provided to three cable multiple system operators. During the nine months ended April 29, 2006, we earned $16.6 million from work performed for Adelphia.
     Total revenues from underground utility line locating for the nine months ended April 28, 2007 were $154.9 million compared to $161.2 million for the nine months ended April 29, 2006, a decrease of 3.9%. During the nine months ended April 29, 2006, we earned approximately $1.8 million from hurricane restoration services. We did not perform any hurricane restoration services during the nine months ended April 28, 2007. The remaining decrease is a result of a decrease in volume of work performed for both existing and new customers.
     Our total revenues from electric utilities and other construction and maintenance services increased $10.6 million, or 24.5%, in the nine months ended April 28, 2007 as compared to the nine months ended April 29, 2006. The increase was primarily attributable to additional work performed for both existing and new customers, including on-going gas pipeline work.
     Costs of Earned Revenues. Costs of earned revenues increased $29.2 million to $233.7 million in the three months ended April 28, 2007 from $204.3 million in the three months ended April 29, 2006. The primary components of this increase were direct labor and subcontractor costs taken together, other direct costs, and direct materials, which increased $22.2 million, $5.1 million, and $2.0 million, respectively. These increases were primarily due to higher levels of operations during the three months ended April 28, 2007, including those of Cable Express since its acquisition in September 2006. As a percentage of contract revenues, costs of earned revenues decreased 1.3% for the three months ended April 28, 2007, as compared to the same period last year. Labor and labor related costs decreased 0.5% primarily as a result of less subcontracted labor in the current period compared to the same period last year, primarily as a result of the Cable Express acquisition. Other direct costs decreased 0.7% primarily as a result of reduced vehicle rental, travel and other direct costs associated with hurricane restoration services performed in the three months ended April 29, 2006 and overall reduced insurance costs for self-insured claims as a percentage of contract revenues. These decreases were partially offset by increases in group health insurance costs.
     Costs of earned revenues increased $53.6 million to $662.2 million in the nine months ended April 28, 2007 from $608.6 million in the nine months ended April 29, 2006. The primary components of this increase were direct labor and subcontractor costs taken together, other direct costs, and direct materials, which increased $39.1 million, $8.9 million, and $5.6 million, respectively. These increases were primarily due to higher levels of operations during the nine months ended April 28, 2007, including the operations of Cable Express and Prince since their acquisitions in September 2006 and December 2005, respectively. As a percentage of contract revenues, costs of earned revenues decreased 1.3% for the nine months ended April 28, 2007, as compared to the same period last year. Labor and labor related costs decreased 0.9% as a percent of contract revenues primarily as a result of less subcontracted labor in the current period compared to the same period last year, primarily as a result of the Prince and Cable Express acquisitions. Decreases in other direct costs contributed 0.7% of the total percent decrease primarily as a result of reduced vehicle rental, travel and other direct costs associated with hurricane restoration services performed in the nine months ended April 29, 2006. This reduction was partially offset by increases in group health insurance costs. We also experienced an increase of 0.2% in direct materials due to an increase in the number of projects for which we provided materials to the customer during the nine months ended April 28, 2007 as compared to the nine months ended April 29, 2006.
     General and Administrative Expenses. General and administrative expenses increased $3.1 million to $23.7 million for the three months ended April 28, 2007 as compared to $20.6 million for the three months ended April 29, 2006. General and administrative expenses increased $8.8 million to $66.8 million for the nine months ended April 28, 2007 as compared to $58.0 million for the nine months ended April 29, 2006. The increase in total general and administrative expenses for the three month period ended April 28, 2007 compared to the prior year period was primarily attributable to the general and administrative costs of Cable Express, which was acquired in September 2006, and increased legal and consulting fees. The increase in total general and administrative expenses for the nine months ended April 28, 2007 compared to the prior year period was primarily attributable to the general and administrative costs of Cable Express and Prince, which were acquired in September 2006 and December 2005, respectively, an increase in stock-based compensation expenses as a result of the restricted stock awards granted during fiscal 2006 and 2007, and increased professional and consulting fees. The total amount of stock-based compensation expense for each of the three months ended April 28, 2007 and April 29, 2006 was $1.4 million. The total amount of stock-based compensation expense for the nine months ended April 28, 2007 was $4.8 million as compared to $3.3 million for the nine months ended April 29, 2006.
     General and administrative expenses as a percentage of contract revenues were 8.1% and 8.2% for the three months ended April 28, 2007 and April 29, 2006, respectively. General and administrative expenses as a percentage of contract revenues were 8.1% and 7.8% for the nine months ended April 28, 2007 and April 29, 2006, respectively. The increase in general and administrative expenses as a percentage of contract revenues during the nine months ended April 28, 2007 is primarily a result of increased legal and consulting fees and increased stock-based compensation expense as compared to nine months ended April 29, 2006.
     Goodwill impairment charge. During the third quarter of fiscal 2006, we recognized a goodwill impairment charge of approximately $14.8 million related to our Can Am reporting unit. Although Can Am provides services to significant customers, it had underperformed compared to previous expectations due to its inability to achieve projected revenue growth and due to operational inefficiencies at existing levels of work. Management determined that these factors increased the uncertainty surrounding future levels of revenue expected from Can Am. We changed the senior management at Can Am during the later part of fiscal 2006, integrating certain of its operations with another of our subsidiaries of the Company, in order to improve operational efficiency. The combination of the above factors had the effect of reducing the expected future cash flows of the Can Am reporting unit and are circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Accordingly, we performed an interim goodwill impairment test as of April 29, 2006. As a result of the impairment analysis, management determined that the estimated fair value of the reporting unit was less than its carrying value and, as a result, a goodwill impairment charge was recognized to write off Can Am’s goodwill.

     Depreciation and Amortization. Depreciation and amortization increased to $15.3 million for the three months ended April 28, 2007 from $11.9 million for the three months ended April 29, 2006 and increased as a percentage of contract revenues to 5.3% compared to 4.7% from the three months ended April 29, 2006. Depreciation and amortization increased to $42.0 million for the nine months ended April 28, 2007 from $34.7 million for the nine months ended April 29, 2006 and increased as a percentage of contract revenues to 5.1% compared to 4.7% from the nine months ended April 29, 2006. The dollar amount of the increase for the three and nine months ended April 28, 2007 compared to the same prior year period is primarily a result of capital expenditures and the addition of fixed assets and amortizing intangible assets relating to the acquisition of Cable Express and Prince in September 2006 and December 2005, respectively.
     Interest Income. Interest income decreased to $0.2 million for the three months ended April 28, 2007 as compared to $0.3 million for the three months ended April 29, 2006. Interest income decreased to $0.8 million for the nine months ended April 28, 2007 as compared to $1.5 million for the nine months ended April 29, 2006. The decrease in the three and nine month periods ended April 28, 2007 is primarily a result of lower cash balances as compared to prior year due to the fiscal 2007 and fiscal 2006 acquisitions of Cable Express, Cavo, and Prince, and due to higher amounts of capital expenditures in the current period.
     Interest Expense. Interest expense was $3.6 million for each of the three months ended April 28, 2007 and April 29, 2006. Interest expense increased to $11.3 million for the nine months ended April 28, 2007 as compared to $8.5 million for the nine months ended April 29, 2006. The nine months ended April 28, 2007 included a full nine months of interest on our $150.0 million of 8.125% senior subordinated notes (“Notes”) issued during October 2005. In addition, we incurred interest expense related to notes payable and capital leases assumed in the December 2005 acquisition of Prince and the September 2006 acquisition of Cable Express.
     Other Income, Net. Other income increased to $5.2 million for the three months ended April 28, 2007 as compared to $2.9 million for the three months ended April 29, 2006. Other income increased to $6.8 million for the nine months ended April 28, 2007 as compared to $4.2 million for the three months ended April 29, 2006. The increase for the three and nine months was primarily the result of the sale of real estate during the three months ended April 28, 2007 which resulted in a gain of approximately $2.5 million.
     Income Taxes. The following table presents our income tax expense and effective income tax rate for continuing operations for the three and nine months ended April 28, 2007 and April 29, 2006 (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
Income taxes	$8.1	$5.5	$18.1	$15.1
Effective income tax rate	39.3%	(553.7)%	39.5%	65.2%
     Our effective income tax rate for the three and nine months ended April 29, 2006 differs from the statutory rate during the periods as a result of the non-cash goodwill impairment charge of $14.8 million (see Note 8 in the Notes to Consolidated Financial Statements) which was non deductible for income tax purposes. In addition, our effective tax rate for each period is impacted by other non-deductible and non taxable items for tax purposes in relation to the levels of pre-tax earnings.

     Income (Loss) from Continuing Operations. Income from continuing operations was $12.6 million for the three months ended April 28, 2007 as compared to a loss of $6.5 million for the three months ended April 29, 2006. Income from continuing operations was $27.7 million for the nine months ended April 28, 2007 as compared to $7.9 million for the nine months ended April 29, 2006.
     Discontinued Operations. The following table presents our results from discontinued operations for the three and nine months ended April 28, 2007 and April 29, 2006 (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	April 28, 2007	April 29, 2006	April 28, 2007	April 29, 2006
		(dollars in thousands)
Contract revenues of discontinued operations	$—	$7,613	$10,030	$21,919
Income (loss) of discontinued operations before income taxes	$(206)	$(26)	$(254)	$312
Income (loss) of discontinued operations, net of tax	$(125)	$(15)	$(154)	$188
     As a result of the termination of the installation services effective December 2006, the level of activity and operating results of the discontinued operation declined in the three and nine months ended April 28, 2007 as compared to the same periods in the prior year.
     Net Income (Loss). Net income was $12.4 million for the three months ended April 28, 2007 as compared to a loss of $6.5 million for the three months ended April 29, 2006. Net income was $27.6 million for the nine months ended April 28, 2007 as compared to $8.1 million for the nine months ended April 29, 2006.
Liquidity and Capital Resources
     Capital requirements. We primarily use capital to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. Our working capital needs are influenced by our level of operations and generally increase with higher levels of revenues. Additionally, our working capital requirements are influenced by the timing of the collection of accounts receivable outstanding from our customers for work previously performed. We believe that none of our major customers are experiencing significant financial difficulty as of April 28, 2007. Our sources of cash have historically been operating activities, debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. We periodically borrow and repay from our Credit Agreement based on our cash requirements and current interest rates.
     Cash and cash equivalents totaled $16.0 million at April 28, 2007 compared to $27.3 million at July 29, 2006.

	For the Nine Months Ended
	April 28, 2007	April 29, 2006
	(dollars in millions)
Net cash flows:
Provided by operating activities	$78.2	$65.1
Used in investing activities	$(109.1)	$(102.3)
Provided by (used in) financing activities	$19.6	$(32.2)

     Cash from operating activities. During the nine months ended April 28, 2007, net cash provided by operating activities was $78.2 million as compared to $65.1 million for the nine months ended April 29, 2006. Net cash provided by operating activities was comprised primarily of net income, adjusted for non-cash items. Non-cash items during the nine months ended April 28, 2007 primarily included depreciation, amortization, stock-based compensation, deferred income taxes, and gain on disposal of assets. Changes in working capital and changes in other long term assets and liabilities contributed $9.4 million of operating cash flow during the nine month period. Components of the working capital changes which contributed operating cash flow for the nine months ended April 28, 2007 were decreases in accounts receivable of $23.0 million due to billing and collection activity and the payment patterns of our customers and increases in income taxes payable of $4.6 million due to the timing and amounts of our quarterly income tax payments. Components of the working capital changes which used operating cash flow for the nine months ended April 28, 2007 were increases in net costs and estimated earnings in excess of billings of $14.0 million due to current period operating levels, decreases in accounts payable of $5.4 million due to the timing of receipt and payment of invoices. Based on quarterly revenues, days sales outstanding for accounts receivable, net was 41.5 days as of April 28, 2007 compared to 54.5 days at April 29, 2006. Based on quarterly revenues, days sales outstanding for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, was 29.5 days as of April 28, 2007 compared to 24.8 days at April 29, 2006. The decrease in combined days sales outstanding for accounts receivable and costs and estimated earnings in excess of billings is due to increased collection activities and improved payment patterns by our customers.
     Cash used in investing activities. For the nine months ended April 28, 2007 and April 29, 2006, net cash used in investing activities was $109.1 million and $102.3 million, respectively. During the nine months ended April 28, 2007, we paid $55.2 million in connection with the acquisition of Cable Express, $5.5 million in connection with the acquisition of certain assets and assumption of certain liabilities of Cavo, and $1.1 million for the acquisition of certain assets of a cable television operator. During the nine months ended April 29, 2006, we paid $65.4 million in connection with the acquisition of Prince. Capital expenditures were $59.2 million and $41.7 million during the nine months ended April 28, 2007 and April 29, 2006, respectively. Proceeds from the sale of assets during the nine months ended April 28, 2007 were $12.4 million, including $4.2 million from the sale of real estate. Proceeds from the sale of assets during the nine months ended April 29, 2006 were $5.0 million. Restricted cash increased $0.5 million during the nine months ended April 28, 2007 related to funding provisions of our self-insured claims program as compared to an increase of $0.3 million in restricted cash for the nine months ended April 29, 2006. There were no net proceeds from the sale and purchase of short-term investments during either nine month period.
     Cash provided by (used in) financing activities. Net cash provided by financing activities was $19.6 million for the nine months ended April 28, 2007. Proceeds from long-term debt were $105.0 million during the nine months ended April 28, 2007 and consisted of borrowings on our Credit Agreement, of which $50.0 million was used in connection with the acquisition of Cable Express in September 2006. During the nine months ended April 28, 2007, we repaid $80.0 million of borrowings under our Credit Agreement and made principal payments of $7.7 million on capital leases and other notes payable.
     Net cash used in financing activities was $32.2 million for nine months ended April 29, 2006. Proceeds from long-term debt were $248.0 million in the nine months ended April 29, 2006 and consisted of $98.0 million in borrowings on our Credit Agreement, of which $87.0 million was subsequently repaid, and the issuance of our $150.0 million Notes. In connection with the Credit Agreement borrowings and issuance of our senior subordinated notes, we incurred $4.8 million in debt issuance costs during the nine months ended April 29, 2006. Borrowings during the nine months ended April 29, 2006 were used to repurchase 8.76 million shares of our common stock for an aggregate purchase price of $186.2 million, including fees and expenses. Principal payments on capital leases of approximately $4.4 million were made during the nine months ended April 29, 2006.
     During the nine months ended April 28, 2007 and April 29, 2006 we withheld shares of restricted stock totaling 52,427 and 10,242 shares, respectively, in order to meet payroll tax withholding obligations on restricted stock that vested to our employees and officers. We remitted approximately $1.1 million and $0.2 million during the nine months ended April 28, 2007 and April 29, 2006, respectively, to the Internal Revenue Service to satisfy the required tax withholdings arising out of the vesting of the restricted stock during those periods. We received proceeds of $3.2 million and $2.4 million from the exercise of stock options for the nine months ended April 28, 2007 and April 29, 2006, respectively. We received excess tax benefits of $0.1 million from the exercise of stock options and vesting of restricted stock for the nine months ended April 28, 2007. There was minimal excess tax benefit received from the exercise of stock options and vesting of restricted stock for the nine months ended April 29, 2006.
     Compliance with Senior Notes and Credit Agreement
     The indenture governing the Notes contains covenants that restrict our ability to make certain payments, including the payment of dividends, incur additional indebtedness and issue preferred stock, create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell assets, and enter into transactions with affiliates. As of April 28, 2007, we were in compliance with all covenants and conditions under the Notes.
     In connection with issuance of the Notes, we entered into an amendment (the “Amendment”) to our Credit Agreement, which expires in December 2009. After giving effect to the Amendment, the Credit Agreement requires us to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.0, (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain consolidated tangible net worth, which shall be calculated at the end of each fiscal quarter, of not less than $50.0 million plus 50% of consolidated net income (if positive) from September 8, 2005 to the date of computation plus 75% of the equity issuances made from September 8, 2005 to the date of computation. As of April 28, 2007, we had $25.0 million in outstanding borrowings and $45.1 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are primarily issued to insurance companies as part of our self-insurance program. At April 28, 2007, we had borrowing availability of $169.1 million under the Credit Agreement and were in compliance with all financial covenants and conditions under the Credit Agreement.
     Contractual Obligations. The following tables set forth our outstanding contractual obligations, including related party leases, as of April 28, 2007:

	Less than 1 Year	Years 2-3	Years 4 - 5	Greater than 5 Years	Total
	(dollars in thousands)
Notes	$—	$—	$—	$150,000	$150,000
Notes Payable	43	—	—	—	43
Borrowings under Credit Agreement	—	25,000	—	—	25,000
Interest Payments on Debt (excluding capital leases)	12,188	24,375	24,375	42,656	103,594
Capital Lease Obligations (including interest and executory costs)	3,926	3,868	69	—	7,863
Operating Leases	7,842	9,227	3,328	4,017	24,414
Employment Agreements	3,224	1,466	—	—	4,690
Other Contractual Obligations	2,716	1,007	—	—	3,723

Total	$29,939	$64,943	$27,772	$196,673	$319,327

     Off-Balance Sheet Arrangements
     We have obligations under performance bonds related to certain of our customer contracts. Performance bonds generally provide our customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our obligations under contract. As of April 28, 2007, we had $47.9 million of outstanding performance bonds. As of April 28, 2007, no events have occurred in which the customers have exercised their rights under the performance bonds.
     Included in the above amount is an outstanding performance bond of $10.6 million issued in favor of a customer where we are no longer the party performing the contract. This guarantee for the third party’s performance arose in connection with the disposition of the contract for which the bond was procured. The term of the bond is less than one year and we expect the obligations under the customer contract to be performed in a satisfactory manner by the current performing party. In accordance with FIN No. 45, “Accounting and Disclosure Requirements for Guarantees”, we have recorded the estimated fair market value of the guarantee of approximately $0.1 million in accrued liabilities as of April 28, 2007. We are not holding any collateral; however, we have recourse to the party performing the contract with respect to claims related to periods subsequent to our disposition of the contract.
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
     Backlog. Our backlog is comprised of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts, including master service agreements. In many instances our customers are not contractually committed to specific volumes of services under a contract. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with customers and our experience in procurements of this nature. For certain multi-year projects relating to fiber deployments for one of our significant customers, we have included in the April 28, 2007 backlog amounts relating to anticipated work through the remainder of calendar year 2007. These fiber deployment projects, when initially installed, are not required for the day-to-day provision of services by that customer. Consequently, the fiber deployment projects of this customer generally have been subject to more uncertainty, as compared to those of our other customers, with regards to activity levels. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time.
     Our backlog at April 28, 2007 and July 29, 2006 was $1.482 billion and $1.425 billion, respectively. We expect to complete approximately 58% of our current backlog during the next twelve months.
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
     We have market risk exposure related to interest rates on our cash and equivalents and our debt obligations. The effects of market changes on interest rates are monitored and we manage the interest rate risk by investing in short-term investments with market rates of interest and by maintaining a mix of fixed and variable rate debt. The impact on cash and equivalents held as of April 28, 2007 using a hypothetical 100 basis point change in interest rates would result in a change to annual interest income of less than $0.2 million.
     As of April 28, 2007, outstanding long-term debt included our $150.0 million Notes due in 2015, which bear a fixed rate of interest of 8.125%. Due to the fixed rate of interest on the Notes, changes in interest rates would not have an impact on our interest expense. The fair value of the Notes totaled approximately $157.7 million as of April 28, 2007 based on quoted market prices. There exists market risk sensitivity on the fair value of the fixed rate Notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect at April 28, 2007 would result in an increase or decrease in the fair value of the Notes of approximately $4.5 million, calculated on a discounted cash flow basis.
     As of April 28, 2007, $25.0 million of borrowings were outstanding under our Credit Agreement at an interest rate of 8.5%. Our Credit Agreement generally permits borrowings at variable rate of interest. Assuming a hypothetical 100 basis point change in the rate at April 28, 2007, our annual interest cost on Credit Agreement borrowings would change by approximately $0.3 million. In addition, we have $7.8 million of capital leases with varying rates of interest due through fiscal 2011. A hypothetical 100 basis point change in interest rates in effect at April 28, 2007 on these capital leases would not have a material impact on the fair value of the leases or on our annual interest cost.
     We also have market risk for foreign currency exchange rates related to our operations in Canada. As of April 28, 2007, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.
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
     There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15(d)—15 (f) under the Securities Exchange Act of 1934, as amended), that occurred during the three months ended April 28, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making our assessment of changes in internal control over financial reporting as of April 28, 2007, we have excluded Cable Express Holdings, Inc., which was acquired in September 2006. These operations represent approximately 10.3% and 6.9% of our total assets and total liabilities at April 28, 2007, respectively, and approximately 6.1% of our total contract revenues for the nine months ended April 28, 2007.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In December 2006, two former employees of Apex Digital, LLC (“Apex”), a wholly-owned subsidiary that was discontinued during the second quarter of fiscal 2007, commenced a lawsuit against the subsidiary in Illinois State Court. The lawsuit alleges that Apex violated certain minimum wage laws under the Fair Labor Standards Act and related state laws by failing to comply with applicable minimum wage and overtime pay requirements. The plaintiffs seek damages and costs. They also seek to certify, and eventually notify, a class consisting of former employees who, since December 2004, have worked for Apex. On January 30, 2007 the case was removed to the United States District Court for the Northern District of Illinois. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. The Company intends to vigorously defend itself against this lawsuit.
     The Company and its subsidiaries also have pending claims and legal proceedings in the normal course of business. It is the opinion of the Company’s management, based on information available at this time, that none of such pending normal course of business claims or proceedings will have a material effect on the Company’s condensed consolidated financial statements.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds Issuer Purchases of Equity Securities
(a) During the nine months ended April 28, 2007, we did not sell any of our equity securities that were not registered under the
Securities Act of 1933.
(b) Not applicable.
(c) The following table summarizes the Company’s purchases of its common stock:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plan or
Period	Shares Purchased	Per Share	Programs	Programs
November 26, 2006 — December 23, 2006 (1)	41,949	$20.94	—	—
December 24, 2006 — January 27, 2007(2)	10,384	$21.12	—	—
January 28, 2007 — March 24, 2007	—	—	—	—
March 25, 2007 — April 28, 2007 (3)	94	$27.25	—	—

(1)	The Company acquired 41,949 shares of common stock related to income tax withholdings for restricted stock that vested on December 14, 2006 and December 15, 2006.

(2)	The Company acquired 10,384 shares of common stock related to income tax withholdings for restricted stock that vested on December 31, 2006.

(3)	The Company acquired 94 shares of common stock related to income tax withholdings for restricted stock that vested on April 17, 2007.

Item 6. Exhibits
     Exhibits furnished pursuant to the requirements of Form 10-Q:
Exhibit number

11	Statement re computation of per share earnings; All information required by Exhibit 11 is presented within Note 2 of the Company’s condensed consolidated financial statements in accordance with the provisions of SFAS No. 128

31.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DYCOM INDUSTRIES, INC.
Registrant

Date: May 25, 2007	/s/ Steven E. Nielsen

Name: Steven E. Nielsen
Title: President and Chief Executive Officer

Date: May 25, 2007	/s/ Richard L. Dunn

Name: Richard L. Dunn
Title: Senior Vice President and Chief Financial Officer