Form 10-K
period 2007-07-28
DYCOM INDUSTRIES INC
filed 2007-09-07
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 28, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-5423

DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State of incorporation)	(I.R.S. Employer Identification No.)

11770 U.S. Highway 1, Suite 101, Palm Beach Gardens, Florida	33408 (Zip Code)
(Address of principal executive offices)

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

The aggregate market value of the common stock, par value $0.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on January 27, 2007 was $902,333,097.

There were 41,005,106 shares of common stock with a par value of $0.33 1/3 outstanding at August 27, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders, to be held on November 20, 2007, is incorporated by reference in Part III to the extent described herein.

Dycom Industries, Inc.

Cautionary Note Concerning Forward-Looking Statements

In this Annual Report on Form 10-K, Dycom Industries, Inc. (“Dycom”) and its subsidiaries on a consolidated basis (referred to as “the Company,” “we,” “us,” or “our”) have made forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “forecast,” “may,” “project” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financial needs or plans and the availability of financing, and plans relating to our services including backlog, as well as assumptions relating to the foregoing. These forward-looking statements are based on management’s current expectations, estimates and projections. Forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results in the future to differ materially from the results projected or implied in any forward-looking statements contained in this report. The factors that could affect future results and could cause these results to differ materially from those expressed in the forward-looking statements include, but are not limited to, those described under Item 1A, “Risk Factors” and other risks outlined in our periodic filings with the Securities and Exchange Commission (“SEC”). Except as required by law, we may not update forward-looking statements even though our situation may change in the future. With respect to forward-looking statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.

Available Information

We maintain a website at www.dycomind.com where investors and other interested parties may access, free of charge, a copy of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as is reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All references to www.dycomind.com in this report are inactive textual references only and that information on our website is not incorporated into this Form 10-K. Our reports filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Alternatively, you may access these reports at the Securities and Exchange Commission’s website at www.sec.gov.

PART I

Item 1.	Business

Dycom Industries, Inc., founded in 1969, is a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. Additionally, we provide services on a limited basis in Canada. For the fiscal year ended July 28, 2007, specialty contracting services related to the telecommunications industry, underground utility locating, and electric and other construction and maintenance services to electric utilities and others contributed approximately 74.7%, 18.9%, and 6.4%, respectively, to our total revenues from continuing operations.

We have established relationships with many leading telephone companies, cable television multiple system operators, and electric utility companies. These companies include AT&T Inc. (“AT&T”), Verizon Communications Inc. (“Verizon”), Comcast Corporation (“Comcast”), Time Warner Cable Inc. (“Time Warner”), Embarq Corp. (“Embarq”), Charter Communications, Inc. (“Charter”), Qwest Communications International, Inc. (“Qwest”), Questar Gas Company (“Questar Gas”), and Windstream Corporation (“Windstream”).

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

Construction, Maintenance, and Installation.  We place and splice fiber, copper, and coaxial cables. In addition, we excavate trenches in which to place these cables; place related structures such as poles, anchors, conduits, manholes, cabinets and closures; place drop lines from main distribution lines to the consumer’s home or business; and maintain and remove these facilities. These services are provided to both telephone companies and cable television multiple system operators in connection with the deployment of new networks and the expansion or maintenance of existing networks. For cable television multiple system operators, our services also include the installation and maintenance of customer premise equipment, including set top boxes and cable modems.

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

Revenues by Type of Customer

The following table represents revenues from continuing operations by type of customer for fiscal 2007, 2006, and 2005:

	Fiscal Year Ended
	July 28,	July 29,	July 30,
	2007	2006	2005

Telecommunications	74.7%	72.1%	73.5%
Utility line locating	18.9	21.9	22.3
Electric utilities and other customers	6.4	6.0	4.2

Total	100.0%	100.0%	100.0%

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

Selectively Increase Market Share.  We believe our reputation for high quality service and our ability to provide services nationally create opportunities for expanding our market share. We believe that our decentralized operating structure and numerous points of contact within customer organizations position us favorably to win new opportunities with existing customers. In an environment of increasing customer demand, our financial resources enable us to address larger opportunities which some of our relatively capital constrained competition may be unable to perform. However, we will not increase market share by pursuing unprofitable work.

Pursue Disciplined Financial and Operating Strategies.  We manage the financial aspects of our business by centralizing certain activities which allow us to reduce costs through leveraging our scope and scale while sustaining and enhancing our control environment. We continue to centrally maintain functions such as treasury, tax and risk management, the approval of capital equipment procurements, the design and purchase of employee benefit plans, as well as the review and promulgation of “best practices” in other aspects of our operations. Concurrently, we decentralize the recording of transactions and the financial reporting necessary for timely operational decisions. We believe this approach creates and requires greater accountability for business outcomes from our local decision makers. We also maintain a decentralized approach to marketing, operations, and ongoing customer service, empowering local managers to capture new business and execute contracts on a timely and cost-effective basis. We believe this approach enables us to utilize our capital resources effectively and efficiently, while retaining the organizational agility necessary to compete with our predominantly small, privately held local competitors.

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

Customer Relationships

Our current customers include leading telephone companies such as AT&T, Verizon, Embarq, Qwest, Windstream, and Citizens Communications Company. We also provide telecommunications engineering,

construction, installation and maintenance services to a number of cable television multiple system operators, including Comcast, Time Warner, Charter, Cablevision Systems Corporation, Insight Communications Company, Inc., and Cox Communications, Inc. Premise wiring services are provided to various corporations and state and local governments. Utility locating services are provided to a variety of utility companies, including Atmos Energy Corporation, Baltimore Gas and Electric Co., Atlanta Gas Light Company, TXU Corp., and telecommunication providers.

Our customer base is highly concentrated with our top five customers in fiscal 2007, 2006, and 2005 accounting for approximately 63%, 64%, and 67%, respectively, of our total revenues from continuing operations. During fiscal 2007, approximately 19.2% of our total revenues from continuing operations were derived from AT&T, 17.9% from Verizon, and 11.6% from Comcast. We believe that a substantial portion of our total revenues and operating income will continue to be derived from a concentrated group of customers.

A significant portion of our services are covered by multi-year master service agreements and other arrangements with customers that have historically extended over multiple year periods. We are currently a party to approximately 200 of these agreements. Master service agreements generally are for contract periods of one or more years and contain customer specified service requirements, such as discrete unit pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability by the customer to issue work orders to others valued above a specified dollar limit, the self-performance of the work by the customer’s in house workforce, and the ability to use others when jointly placing facilities with another utility. Our customers may have no obligation to assign a specific amount of work to us under these agreements and, in most cases, a customer may terminate these agreements for convenience with written notice.

A customer’s decision to engage us with respect to a specific construction or maintenance project is often made by local customer management working with our subsidiaries. As a result, although our project work is concentrated among relatively few customers, our relationships with these customers are generally broad and extend deeply into their organizations. Historically, master service agreements have been awarded primarily through a competitive bidding process; however, we have been able to extend some of these agreements on negotiated basis. We also enter into both long-term and short-term single project contracts with our customers.

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

Backlog

Our backlog consists of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts, including master service agreements. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical experiences with customers and, more generally, our experience in procurements of this type. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. For certain multi-year projects relating to fiber deployments for one of our significant customers, we have included in the July 28, 2007 backlog amounts relating to anticipated work through the remainder of calendar year 2007. These fiber deployment projects, when initially installed, are not required for the day-to-day provision of services by that customer. Consequently, the fiber deployment projects of this customer generally have been subject to more uncertainty, as compared to those of our other customers, with regards to activity levels. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time.

Our backlog totaled $1.388 billion and $1.425 billion at July 28, 2007 and July 29, 2006, respectively. We expect to complete 57% of the July 28, 2007 backlog during fiscal 2008.

Safety and Risk Management

We are committed to ensuring that our employees perform their work safely. We regularly communicate with our employees to reinforce that commitment and to instill safe work habits. The safety directors of our subsidiaries review all accidents and claims for our operations, examine trends and implement changes in procedures to address safety issues. Claims arising in our business generally include workers’ compensation claims, various general liability and damage claims, and claims related to vehicle accidents, including personal injury and property damage. We self insure against the risk of loss arising from our operations to certain deductible limits in substantially all of the states in which we operate. We also retain risk of loss, up to certain limits, under our self-insured employee health plan.

We carefully monitor claims and actively participate with our insurers in determining claims estimates and adjustments. We accrue the estimated costs of self-insured claims and the related processing costs as liabilities, including estimates for claims incurred but not reported. Due to fluctuations in our loss experience from year to year, insurance accruals have varied and affected operating margins. If we experience insurance claims in excess of our umbrella coverage limit, our business could be materially and adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 of Notes to Consolidated Financial Statements.

Competition

The specialty contracting services industry in which we operate is highly fragmented. The industry is characterized by a large number of participants, including several large companies as well as a significant number of small, privately held, local competitors. We also face competition from the in-house service organizations of our existing or prospective customers, particularly telecommunications providers that employ personnel who perform some of the types of services that we provide. Although a significant portion of these services is currently outsourced and we have been performing specialty contracting services for over 20 years, our existing or prospective customers may elect to discontinue outsourcing specialty contracting services in the future. In addition, there are relatively few barriers to entry into the markets in which we operate. As a result, any organization that has adequate financial resources and access to technical expertise may become a competitor.

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

We believe that the principal competitive factors for our services include geographic presence, breadth of service offerings, worker and general public safety, price, quality of service, and industry reputation. We believe that we compete favorably with our competitors on the basis of these factors.

Employees

As of July 28, 2007, we employed 10,899 persons. Approximately 434 of our employees are represented by local collective bargaining units. The number of our employees varies according to the level of our work in progress. We maintain a nucleus of technical and managerial personnel to supervise all projects and add employees as needed to complete specific projects. We also utilize the services of subcontractors to assist with projects on a regular basis.

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

Item 1A.	Risk Factors

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. If any of the following risks were to occur, our financial condition and results of operations could suffer and the trading price of our common stock could decline. Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline. This Annual Report on Form 10-K also includes statement reflecting assumptions, expectations, projections, intention, or beliefs about future events that are intended as “forward looking statements” under the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the section entitled “Cautionary Note Concerning Forward-Looking Statements,” included at the beginning of this Annual Report on Form 10-K.

Demand for our services is cyclical and vulnerable to downturns affecting the industries we serve.  Demand for our services by telecommunications customers has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the telecommunications industry. In fiscal 2007, our telecommunications customers accounted for 74.7% of our revenues from continuing operations. In fiscal 2002 and the first half of fiscal 2003, certain portions of the telecommunications industry suffered a severe downturn that resulted in a number of our customers experiencing financial difficulties. Several of our customers filed for bankruptcy protection, including Adelphia Communications Corporation (“Adelphia”) and WorldCom, Inc. (“WorldCom”). Additional bankruptcies or financial difficulties within the telecommunications sector could reduce our cash flows and adversely impact our liquidity and profitability. During times of economic slowdown, our customers often reduce their capital expenditures and defer or cancel pending projects. Such developments have occured even among customers that are not experiencing financial difficulties. Additionally, our utility locating services are provided to a variety of utility companies, including telecommunication providers. These services are required prior to underground excavation, which is dependent in part on construction activity, which is influenced by the level of overall economic growth. As a result of the foregoing, demand for our services could decline during periods of economic downturns which could adversely affect our operations, cash flows and liquidity. Additionally, future slowdowns in the industries we serve may impair the financial condition of one or more of our customers, thereby hindering their ability to pay us on a timely basis or at all.

We derive a significant portion of our revenues from master service agreements which may be cancelled by our customers upon notice.  We currently derive approximately 73% of our revenues from master service agreements. By their terms, the majority of these contracts may be cancelled by our customers upon notice, even if we are not in default. In addition, our customers generally have no obligation to assign a specific amount of work to us under these agreements. Consequently, projected expenditures by customers are not assured until such time as a definitive work order is placed and completed. The loss of work obtained through master service agreements could adversely affect our results of operations, cash flows and liquidity.

We may be unable to renew master service agreements on negotiated terms in the future.  During the last several years we have been able to renew or extend some of our master service agreements on negotiated terms rather than through a competitive bidding process. Market conditions could change, resulting in our customers requiring the renewal of these contracts through competitive bidding, whereby we could be underbid by our competitors. The loss of work obtained through master service agreements could adversely affect our results of operations, cash flows and liquidity.

The industries we serve have experienced and may continue to experience rapid technological, structural and competitive changes that could reduce the need for our services and adversely affect our revenues.  The telecommunications industry is characterized by rapid technological change, intense competition and changing consumer needs. We generate a significant portion of our revenues from customers in the telecommunications industry. New technologies, or upgrades to existing technologies by customers, could reduce the need for our services and adversely affect our revenues and profitability. New, developing, or existing services, such as wireless applications, could displace the wireline systems we install and that are used by our customers to deliver services to consumers. In addition, improvements in existing technology may allow telecommunication companies to improve their networks without physically upgrading them. Reduced demand for our services or a loss of a significant customer could adversely affect our results of operations, cash flows and liquidity.

We derive a significant portion of our revenues from a limited number of customers, and the loss of one or more of these customers could adversely impact our revenues and profitability.  Our customer base is highly concentrated, with our top five customers in fiscal years 2007, 2006, and 2005 accounting for approximately 63%, 64%, and 67% of our total revenues from continuing operations, respectively. Our revenue could significantly decline if we were to lose one or more of our significant customers. In addition, revenues under our contracts with significant customers may vary from period-to-period depending on the timing and volume of work which customers order in a given period or as a result of the performance of work by the in-house service organizations of our customers. Additionally, consolidations, mergers and acquisitions in the telecommunications industry have occurred in the past and may occur in the future. The consolidation, merger or acquisition of an existing customer may result in a change in procurement strategies by the surviving entity. Reduced demand for our services or a change in procurement strategy of a significant customer could adversely affect our results of operations, cash flows and liquidity.

We operate in a highly competitive industry.  The specialty contracting services industry in which we operate is highly competitive. We compete with other independent contractors, including numerous small, owner-operated private companies, as well as several companies that may have financial, technical and marketing resources that exceed our own. Relatively few barriers to entry exist to the markets in which we operate and, as a result, any organization with adequate financial resources and access to technical expertise may become a competitor. Our competitors may develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position in our industry. We may also face competition from the in-house service organizations of our customers which employ personnel who perform some of the same types of services we provide. Although our customers currently outsource a significant portion of these services to us and our industry competitors, we can offer no assurance that our existing or prospective customers will continue to outsource specialty contracting services in the future.

Our financial results are based upon estimates and assumptions that may differ from actual results.  In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the

United States, a number of estimates and assumptions are made by management that affect the amounts reported in the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is either dependent on future events or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly uncertain and we must exercise significant judgment. Estimates are primarily used in our assessment of the revenue recognition for costs and estimated earnings in excess of billings, allowance for doubtful accounts, accrued self-insured claims, valuation of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangibles, and accounting for performance-based stock awards, income taxes, contingencies and litigation. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our profitability is based on our ability to deliver our services within the costs and estimates used to establish the pricing of our contracts.  We recognize revenues under the percentage of completion method of accounting using the units of delivery or cost-to-cost measures. A significant majority of our contracts are based on units of delivery and revenue is recognized as each unit is completed. As the price for each of the units is fixed by the contract, our profitability could decline if our actual costs to complete each unit exceeds our original estimates. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Application of the percentage of completion method of accounting requires that our management estimate the costs to be incurred by us in performing the contract. Our process for estimating costs is based upon the professional knowledge and experience of our project managers and financial professionals. However, any changes in original estimates, or the assumptions underpinning such estimates, may result in revisions to costs and income and their effects would be recognized in the period which such revisions are determined. These changes could result in the reduction or elimination of previously reported profits, which could adversely affect our profitability and the price of our common stock.

We possess a significant amount of accounts receivable and costs and estimated earnings in excess of billings assets.  We extend credit to our customers, which include telephone companies, cable television multiple system operators, and gas and electric utilities and others. At July 28, 2007, we had net accounts receivable of $146.9 million and costs and estimated earnings in excess of billings of $95.4 million. We periodically assess the credit risk of our customers and continuously monitor the timeliness of payments. Our customers may be adversely affected by an economic downturn, which may subject us to potential credit risks. In fiscal 2002, we recorded $20.6 million of bad debt expense attributable to receivables due from Adelphia and WorldCom, who filed for bankruptcy protection during fiscal 2002. If any of our significant customers were to experience financial difficulties or file for bankruptcy, we could experience difficulty in collecting what we are owed for work already performed or in process, which could lead to reduced cash flows and a decline in our liquidity. Additionally, we may incur losses in excess of current bad debt allowances provided.

We self insure against certain potential liabilities, which leaves us exposed to higher than expected liability claims.  We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. We estimate and develop our accrual for self-insured claims based on facts, circumstances and historical evidence. However, the estimate for self-insured claims liability remains subject to uncertainty as it depends in part on factors that cannot be known with precision. These factors include the frequency of future claims, the payment pattern of claims which have been incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations. Should a greater number of claims occur compared to what we have estimated, or should the dollar amount of actual claims exceed what we have anticipated, our recorded reserves may not be sufficient, and we could incur substantial additional unanticipated charges. See “Critical Accounting Policies — Self-Insured Claims Liability”.

Our backlog is subject to reduction and/or cancellation.  Our backlog consists of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts, including master service agreements. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical experience with customers and, more generally, our experience in procurements of this type. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. For certain multi-year projects relating to fiber deployments for one of our significant customers, we have included in the July 28, 2007 backlog amounts relating to anticipated work through the remainder of calendar year 2007. These fiber deployment projects, when initially installed, are not required for the day-to-day provision of services by our customer. Consequently, the fiber deployment projects of this customer generally have been subject to more uncertainty, as compared to those of our other customers, with regards to activity levels. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time. If our estimated backlog is significantly inaccurate or does not result in future profits, this could adversely affect our future growth and the price of our common stock.

We may incur impairment charges on goodwill or other intangible assets.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” our reporting units and related intangible assets are tested annually to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of the goodwill or indefinite-lived intangibles may be impaired and written down. Goodwill and other intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value. If we determine the fair value of the goodwill or other intangible asset is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Any such write-down could adversely affect our results of operations. We recognized non-cash after tax charges of approximately $29.0 million related to our White Mountain Cable Construction reporting unit and $14.8 million related to our Can-Am Communications, Inc. reporting unit in fiscal 2005 and fiscal 2006, respectively. The impairment charges reduced the carrying value of goodwill related to these reporting units as a result of our annual and interim impairment analyses.

Our goodwill is included in multiple reporting units. Due to the cyclical nature of our business, and the other factors described under other “Risk Factors” herein, the profitability of our individual reporting units may periodically suffer from downturns in customer demand and other factors. These factors may have a disproportionate impact on the individual reporting units as compared to the Company as a whole and might adversely affect the fair value of the individual reporting units. If material adverse conditions occur that impact our reporting units, our future determinations of fair value may not support the carrying amount of one or more of our reporting units, and the related goodwill would need to be written down to an amount considered recoverable.

The loss of certain key managers could adversely affect our business.  We depend on the services of our executive officers and the senior management of our subsidiaries. Our senior management team has many years of experience in our industry, and the loss of any one of them could negatively affect our ability to execute our business strategy. Although we have entered into employment agreements with our executive officers and certain other key employees, we cannot guarantee that any key management personnel will remain employed by us for any length of time. The loss of key management could adversely affect the management of our operations. We do not carry significant “key-person” life insurance on any of our employees.

Our business is labor intensive, and we may be unable to attract and retain qualified employees.  Our ability to maintain our productivity and profitability will be limited by our ability to employ, train and retain the skilled personnel necessary to meet our requirements. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy, which depends on a number of factors such as general rates of employment, competitive demands for employees having the skills we need and the level of compensation required to hire and retain qualified employees. In addition, we cannot be certain that our labor expenses will not increase as a result of shortage in the supply of these skilled personnel. The inability to hire qualified-employees or increased labor costs could impair our ability to maintain our business or grow our revenues.

Higher fuel prices may increase our cost of doing business, and we may not be able to pass along the added costs to customers.  The price of fuel may fluctuate based on events outside of our control. Most of our contracts do not allow us to adjust our pricing and therefore we have limited ability to pass higher fuel costs to customers. Higher fuel costs may negatively impact our financial condition and results of operations.

Our results of operations fluctuate seasonally.  Our revenues are affected by seasonality as a significant portion of the work we perform is outdoors. Consequently, our operations are impacted by extended periods of inclement weather. Generally, inclement weather is more likely to occur during the winter season which falls during our second and third fiscal quarters. A disproportionate percentage of total paid holidays also fall within our second quarter, which decreases the number of available workdays. Additionally, our customer premise equipment installation activities for cable providers historically decreases around calendar year end holidays as their customers generally require less activity during this period. As a result, we may experience reduced revenues in the second and third fiscal quarters of each year.

We may be unable to generate internal growth.  Our ability to generate internal growth will be affected by, among other factors, our ability to offer attractive services to existing customers, attract new customers, and hire and retain qualified employees or subcontractors. Many of the factors affecting our ability to generate internal growth may be beyond our control, such as the capital budgets of our customers and the availability of qualified employees. If we are unsuccessful, we may not be able to achieve internal growth, expand our operations or grow our business.

Failure to integrate future acquisitions successfully could adversely affect our business and results of operations.  As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review various opportunities and periodically engage in discussions regarding possible acquisitions. Future acquisitions may expose us to operational challenges and risks, including the diversion of management’s attention from our existing business, the failure to retain key personnel or customers of an acquired business, the assumption of unknown liabilities of the acquired business for which there are inadequate reserves and the potential impairment of acquired intangible assets. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to successfully integrate any businesses acquired.

Unanticipated changes in our tax rates or exposure to additional income and other tax liabilities could affect our profitability.  We are subject to income taxes in many different jurisdictions of the United States and certain of our tax liabilities are subject to the apportionment of income to different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings in locations with differing tax rates, the valuation of deferred tax assets and liabilities, or tax laws. In particular, the carrying value of deferred tax assets is dependent on our ability to generate future taxable income. An increase to our effective tax rate could reduce our profitability. In addition, the amount of income and other taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.

Our senior subordinated notes and revolving credit facility impose restrictions on us which may prevent us from engaging in transactions that might benefit us.  At July 28, 2007, we had $150 million in senior subordinated notes outstanding due February 2015. The notes were issued under an indenture dated as of October 11, 2005. The indenture contains covenants that, among other things, restrict our ability to make certain payments, including the payment of dividends, redeem or repurchase our capital stock, incur additional indebtedness and issue preferred stock, make investments, create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell assets, and enter into transactions with affiliates. In addition, our credit agreement requires us to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.0, as measured at the end of each fiscal quarter, (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain consolidated tangible net worth, which shall be calculated at the end of each fiscal quarter, of not less than $50.0 million plus 50% of consolidated net income (if positive) from September 8, 2005 to the date of computation plus 75% of the equity issuances made from September 8, 2005 to the date of computation. A default under our credit agreement or the indenture could result in the acceleration of our obligations under either or both of those agreements as a result of the cross acceleration and cross default provisions of those agreements. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.

Many of our telecommunications customers are highly regulated and the addition of new regulations or changes to existing regulations may adversely impact their demand for our specialty contracting services and the profitability of those services.  Many of our telecommunications customers are regulated by the Federal Communications Commission (“FCC”). The FCC may interpret the application of its regulations to telecommunication companies in a manner that is different than the way such regulations are currently interpreted and may impose additional regulations. If existing or new regulations have an adverse affect on our telecommunications customers and adversely impact the profitability of the services they provide our customers may reduce expenditures for the specialty contracting services we provide.

We may incur liabilities or suffer negative financial impacts relating to occupational health and safety matters.  Our operations are subject to stringent laws and regulations governing workplace safety. Our workers frequently operate heavy machinery and, as such, they are subject to potential injury to themselves or others in the vicinity of work being performed. If any of our workers or any other persons are injured or killed in the course of our operations, we could be found to have violated relevant safety regulations, which could result in a fine or, in extreme cases, criminal sanction. In addition, if our safety record were to substantially deteriorate over time, customers could decide to cancel our contracts and or not award us future business.

Our failure to comply with environmental laws could result in significant liabilities.  Our operations consist, in part, of work performed underground. As a result, we are potentially subject to material liabilities related to encountering underground objects which may cause the release of hazardous materials or substances. The environmental laws and regulations which relate to our business include those regarding the removal and remediation of hazardous substances and waste. These laws and regulations can impose significant fines and criminal sanctions for violations. Costs associated with the discharge of hazardous materials or substances may include clean-up costs and related damages or liabilities. These costs could be significant and could adversely affect our results of operations and cash flows.

In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could harm our financial condition and results of operations.

We may not have access in the future to sufficient funding to finance desired growth.  The use of cash for acquisitions limits our financial flexibility and makes us more likely to seek additional capital through future debt or equity financings. Our existing debt agreements contain significant restrictions on our operational and financial flexibility, including our ability to incur additional debt, and if we seek more debt we may be required to agree to additional covenants that limit our operational and financial flexibility. If we seek additional debt or equity financings, we cannot be certain that additional debt or equity will be available to us on terms acceptable to us or at all.

We may be subject to periodic litigation and regulatory proceedings, including Fair Labor Standards Act and state wage and hour class action lawsuits, which may adversely affect our business and financial performance.   From time to time, we may be involved in lawsuits and regulatory actions, including class action lawsuits, that are brought or threatened against us for alleged violations of the Fair Labor Standards Act (the “FLSA”) and state wage and hour laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. The ultimate resolution of these matters through settlement, mediation or court judgment could have a material adverse impact on our financial condition, results of operations, and cash flows. In addition, regardless of the outcome, these proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves. For a description of current legal proceedings, see Note 19 to the consolidated financial statements in this Form 10-K.

Anti-takeover provisions of Florida law, provisions in our articles of incorporation and bylaws and our shareholder rights plan could make it more difficult to effect an acquisition of our company or a change in our control.   Certain provisions of our articles of incorporation and bylaws could delay or prevent an acquisition or change in control and the replacement of our incumbent directors and management. For example, our board of directors is divided into three classes. At any annual meeting of our shareholders, our shareholders only have the right to appoint approximately one-third of the directors on our board of directors. In addition, our articles of incorporation authorize our board of directors, without further shareholder approval, to issue up to 1,000,000 shares of preferred stock on such terms and with such rights as our board of directors may determine. The issuance of preferred stock could dilute the voting power of the holders of common stock, including by the grant of voting control to others. Our bylaws also restricted the right of stockholders to call a special meeting of stockholders. We have also adopted a shareholder rights plan which may make it more difficult to effect a change in control. Lastly, we are subject to certain anti-takeover provisions of the Florida Business Corporation Act. These anti-takeover provisions could discourage or prevent a change of control, even if such change would be beneficial to stockholders. This could adversely affect the market price of our common stock.

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

A number of the Company’s competitors have been subject to class action lawsuits alleging violations of the Fair Labor Standards Act and state wage and hour laws. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. We have been contacted by counsel representing current and former employees alleging similar violations at certain of our subsidiaries. These subsidiaries currently employ approximately 2,800 persons. In an effort to avoid the expense of class action litigation and to timely resolve this matter, the parties have engaged a third party to mediate discussions.

In addition, in December 2006, two former employees of Apex Digital, LLC (“Apex”), a wholly-owned subsidiary that was discontinued during the second quarter of fiscal 2007, commenced a lawsuit against the subsidiary in Illinois State Court. The lawsuit alleges that Apex violated certain minimum wage laws under the Fair Labor Standards Act and related state laws by failing to comply with applicable minimum wage and overtime pay requirements. The plaintiffs seek damages and costs. They also seek to certify, and eventually notify, a class consisting of former employees who, since December 2004, have worked for Apex. On January 30, 2007 the case was removed to the United States District Court for the Northern District of Illinois. In July 2007, plaintiffs amended the complaint to include Dycom as a defendant. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. We intend to vigorously defend ourselves against this lawsuit.

From time to time, the Company and its subsidiaries are also party to various claims and legal proceedings in the normal course of business. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. For these claims, the effect of our financial statements is generally limited to the amount of our insurance deductible or self-insurance retention. It is the opinion of our management, based on information available at this time, that none of such pending normal course of business claims or proceedings will have a material effect on our consolidated financial statements.

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

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low

First Quarter	$24.14	$16.74	$24.91	$17.72
Second Quarter	$24.87	$20.00	$24.38	$19.93
Third Quarter	$27.67	$21.86	$24.87	$19.95
Fourth Quarter	$31.62	$25.91	$22.88	$17.90

As of August 27, 2007, there were approximately 523 holders of record of our $0.33 1 / 3 par value per share common stock. The common stock closed at a high of $28.80 and a low of $23.60 during the period July 29, 2007 through August 27, 2007.

Performance Graph

The performance graph below compares the cumulative total returns for our common stock against the cumulative total return (including reinvestment of dividends) of the Standard & Poors (S&P) 500 Composite Stock Index and a peer group index for the last five fiscal years, assuming an investment of $100 in our common stock and each of the respective indices noted on July 31, 2002. For comparing total returns on our common stock, a peer group consisting of MasTec, Inc. and Quanta Services, Inc. has been used. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance on our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

*	$100 invested on 7/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending July 31.

Dividend Policy

We have not paid cash dividends since 1982. Our board of directors regularly evaluates our dividend policy based on our financial condition, profitability, cash flow, capital requirements, and the outlook of our business. We currently intend to retain any earnings for use in the business, including for investment in acquisitions, and consequently we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Additionally, the indenture governing our senior subordinated notes contains covenants that restrict our ability to make certain payments, including the payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information as required by this item is hereby incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

Item 6.	Selected Financial Data

The following table sets forth certain selected financial data for the fiscal years ended July 28, 2007, July 29, 2006, July 30, 2005, July 31, 2004, and July 26, 2003. We use a fiscal year ending on the last Saturday in July. Fiscal 2007, 2006, 2005, and 2003, consisted of 52 weeks. Fiscal 2004 consisted of 53 weeks. Fiscal 2008 will consist of 52 weeks.

Amounts set forth in our selected financial data include the results and balances of acquired companies from their respective date of acquisition. You should read this data in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

	Fiscal Year
	2007(1)	2006(2),(5)	2005(3),(6),(8)	2004(4)(8)	2003(8)
	(In thousands, except per share amounts)

Operating Data:
Revenues	$1,137,812	$994,973	$958,010	$842,339	$587,738
Income from continuing operations	42,202	18,040	22,604	$55,981	$18,430
Net income	41,884	18,180	23,871	$58,462	$16,972
Earnings Per Common Share From Continuing Operations:
Basic	$1.04	$0.43	$0.46	$1.16	$0.38
Diluted	$1.04	$0.43	$0.46	$1.15	$0.38
Earnings Per Common Share :
Basic	$1.04	$0.43	$0.49	$1.21	$0.35
Diluted	$1.03	$0.43	$0.49	$1.20	$0.35
Balance Sheet Data (at end of period):
Total assets	$789,764	$690,015	$696,709	$651,835	$536,543
Long-term liabilities(7)	$217,881	$188,766	$28,187	$30,396	$15,470
Stockholders’ equity(7)	$444,631	$389,455	$549,810	$518,961	$450,340

(1)	Includes the results of Cable Express Holding Company (acquired September 2006) and Cavo Communications, Inc. (acquired March 2007) since their acquisition dates.

(2)	Includes the results of Prince Telecom, Inc. (acquired December 2005) since its acquisition date.

(3)	Includes the results of RJE Telecom, Inc. (acquired September 2004) since its acquisition date.

(4)	Includes the results of UtiliQuest Holdings, Corp. (acquired December 2003) and First South Utility Construction, Inc. (acquired November 2003) since their respective acquisition dates.

(5)	During fiscal 2006, we incurred a goodwill impairment charge of $14.8 million related to our Can-Am Communications, Inc. reporting unit, as the result of an interim impairment test conducted in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (see Note 8 in Notes to Consolidated Financial Statements).

(6)	During fiscal 2005, we incurred a goodwill impairment charge of $29.0 million related to our White Mountain Cable Construction, LLC reporting unit, as a result of our annual SFAS No. 142 valuation of reporting units (see Note 8 in Notes to Consolidated Financial Statements).

(7)	In October 2005, we issued $150.0 million principal amount of 8.125% senior subordinated notes (“Notes”). The aggregate proceeds of the issuance of the Notes, together with $33.0 million of borrowings under our $300 million credit facility and cash on hand, were used to repurchase 8.76 million shares of our common stock at a purchase price of $21.00 per share.

(8)	The selected financial data presented above has been adjusted for additional stock-based compensation expense, net of taxes, of $0.4 million, $0.2 million, and $0.2 million in fiscal 2005, fiscal 2004, and fiscal 2003, respectively. The adjustment is a result of a voluntary review of our stock-based award granting practices covering the period from August 1, 1996 (the first day of fiscal 1997) through October 28, 2006. (See Note 16 in Notes to Consolidated Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto, as well as the Business and Risk Factors section of this Annual Report on Form 10-K.

Overview

We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. Additionally, we provide services on a limited basis in Canada. For the fiscal year ended July 28, 2007, specialty contracting services related to the telecommunications industry, underground utility locating, and electric and other construction and maintenance services to electric utilities and others contributed approximately 74.7%, 18.9%, and 6.4%, respectively, to our total revenues from continuing operations.

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

The remainder of our services is provided pursuant to contracts for specific projects. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Short-term contracts for specific projects are generally three to four months in duration. A portion of our contracts include retainage provisions under which 5% to 10% of the contract invoicing is withheld by the customer subject to project completion.

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

The following table summarizes our revenues from long-term contracts, including multi-year master service agreements, as a percentage of total revenue from continuing operations:

	Fiscal Year Ended
	July 28,	July 29,	July 30,
	2007	2006	2005

Multi-year master service agreements	72.8%	63.3%	52.9%
Other long-term contracts	12.1%	17.0%	35.5%

Total long-term contracts	84.9%	80.3%	88.4%

The percentage increase in revenue derived from multi-year master service agreements in fiscal 2007 as compared to fiscal 2006 is primarily due to agreements in place at Cable Express Holding Company (“Cable Express”) and Prince Telecom Holdings, Inc. (“Prince”) which were acquired in September 2006 and December 2005, respectively. Additionally, hurricane restoration service revenue was recognized during fiscal 2006 pursuant to short-term contracts. There was no hurricane restoration service revenue recognized during fiscal 2007.

A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from customers contributing at least 2.5% of our total revenue from continuing operations in fiscal 2007, 2006, or 2005:

	Fiscal Year Ended
	July 28,	July 29,	July 30,
	2007	2006	2005

AT&T*	19.2%	22.8%	18.1%
Verizon	17.9%	19.1%	25.9%
Comcast	11.6%	8.6%	11.5%
Time Warner	7.5%	1.4%	0.7%
Embarq	6.9%	8.1%	7.8%
Charter	4.4%	4.9%	3.6%
Qwest	2.9%	3.2%	4.0%
Questar Gas	2.8%	1.4%	0.4%
Windstream	2.8%	3.1%	2.5%

*	For comparison purposes, BellSouth and AT&T revenues have been combined for periods prior to their December 2006 merger.

Cost of earned revenues includes all direct costs of providing services under our contracts, including costs for construction personnel, subcontractors, operation of capital equipment (excluding depreciation), and insurance. For a majority of our contracts, our customers provide all necessary materials and we provide the personnel, tools, and equipment necessary to perform installation and maintenance services. Materials supplied by our customers, for which the customer retains the financial and performance risk, are not included in our revenue or costs of sales. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our utility locating services. A change in claims experience or actuarial assumptions related to these risks could materially affect our results of operations.

General and administrative costs include all of our costs at the corporate level, as well as costs of our subsidiaries’ management personnel and administrative overhead. These costs primarily consist of employee compensation and related expenses, including stock-based compensation, professional fees, provision or recoveries of bad debt expense, and other costs that are not directly related to the provision of services under customer contracts. Our senior management, including senior managers of our subsidiaries, performs substantially all sales and marketing functions as part of their management responsibilities and, accordingly, we have not incurred material sales and marketing expenses.

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify acquisition opportunities and successfully integrate any businesses acquired.

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

In March 2007, we acquired certain assets and assumed certain liabilities, including $0.9 million in capital lease obligations, of Cavo Communications, Inc. (“Cavo”) for $5.5 million. Cavo provides specialty contracting services for leading cable multiple system operators. These services include the installation and maintenance of customer premise equipment, including set top boxes and cable modems. In January 2007, we acquired certain assets of a cable television operator for approximately $1.1 million. Neither of these two acquisitions was material to our revenue, results of operations or financial position.

Discontinued Operations

During fiscal 2007, Apex Digital, LLC (“Apex”), a wholly-owned subsidiary, notified its primary customer of its intention to cease performing installation services in accordance with its contractual rights. Effective December 2006, this customer, a satellite broadcast provider, transitioned its installation service requirements to others and Apex ceased providing these services. As a result, we have discontinued the operations of Apex and presented its results separately in the accompanying consolidated financial statements for all periods presented. We do not expect the cessation of these installation services to have any material effect on our consolidated financial position or results of operations.

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

Telecommunications network operators are increasingly relying on the deployment of fiber optic cable technology deeper into their networks and closer to consumers in order to respond to demands for capacity, reliability, and product bundles of voice, video, and high speed data services. Fiber deployments have enabled an increasing number of cable companies to begin to offer voice services in addition to their traditional video and data services. These voice services from cable operators periodically require the upgrade of in home wiring and require the installation of customer premise equipment. Fiber deployments are also beginning to facilitate the provisioning of video services by local telephone companies in addition to their traditional voice and high speed data services. During 2004 and 2005, several large telephone companies announced fiber to the premise and fiber to the node initiatives as a means to begin to actively compete with cable operators. These initiatives continued through fiscal 2006 and 2007 resulting in demand for our services.

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

We also provide underground utility locating services to a variety of utility companies including telecommunication providers. Underground excavation is involved in a substantial portion of overall economic activity, including the construction and maintenance of telephone, cable television, power and gas utility networks, the construction and maintenance of roads and highways as well as the construction of new and existing commercial and residential projects. Utility line locating is required prior to underground excavation. The trend for outsourcing this requirement, along with the pace of overall economic activity, primarily influences the demand for our utility line locating services.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for costs and estimated earnings in excess of billings, allowance for doubtful accounts, accrued self-insured claims, valuation of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangible assets, and accounting for performance-based stock awards, income taxes, contingencies and litigation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ materially from these estimates.

We have identified the accounting policies below as critical to the accounting for our business operations and the understanding of our results of operations because they involve making significant judgments and estimates used in the preparation of our consolidated financial statements. The impact of these policies affect our reported and expected financial results and are discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. We have discussed the development, selection and application of our critical accounting policies with the Audit Committee of our Board of Directors, and our audit committee has reviewed the disclosure relating to our critical accounting policies in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Revenue Recognition.  We recognize revenues under the percentage of completion method of accounting using the units of delivery or cost-to-cost measures. A significant majority of our contracts are based on units of delivery and revenue is recognized as each unit is completed. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Revenues from services provided under time and materials based contracts are recognized when the services are performed. Contract costs include all direct costs of providing services under our contracts, including costs for construction personnel, subcontractors, operation of capital equipment (excluding depreciation), and insurance. For a majority of our contracts, our customers provide all necessary materials and we provide the personnel, tools, and equipment necessary to perform installation and maintenance services. Materials supplied by our customers for which the customer retains the financial and performance risk associated with those materials are not included in our revenue or costs of sales. The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized.

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

Self-Insured Claims Liability.  We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our services for utility locating. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as accrued self-insured claims. As of July 28,

2007, the liability for self-insured claims and related accrued processing costs was $60.0 million compared to $56.7 million at July 29, 2006. Based on past experience, we expect $26.9 million of the amount accrued at July 28, 2007 to be paid in the next 12 months. We estimate the liability for claims based on facts, circumstances and historical evidence. When loss reserves are recorded they are not discounted, even though they will not be paid until some time in the future. Factors affecting the determination of the expected cost for existing and incurred but not reported claims include, but are not limited to, the frequency of future claims, the payment pattern of claims which have been incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations. The increase in accrued self insured claims liability at July 28, 2007 was primarily due to the addition of Cable Express and Prince to our casualty insurance program and the timing of our claim payments.

The following table summarizes our primary insurance coverage and annual retention amounts which, except with respect to workers’ compensation insurance in three states in which we choose to participate in a state fund, are applicable in all of the states in which we operate (dollars in thousands):

Loss Retention — Per Occurrence(a):
Workers’ compensation liability claims	$1,000
Automobile liability claims	$1,000	(b)
General liability claims, except UtiliQuest, LLC	$250	(b)
General liability claims for UtiliQuest, LLC	$2,000	(b)
Employee health plan claims (per participant per annum)	$200	(c)
Stop Loss and Umbrella Coverage(d):
Aggregate stop loss coverage for workers’ compensation,
automobile and general liability claims	$38,800
Umbrella liability coverage for automobile, general liability, and employer’s liability claims	$95,000

(a)	During fiscal 2007, Prince and Cable Express were added to our casualty insurance program at the stated levels. Prior to entering the program, claims for each of these companies related to automobile liability, workers’ compensation, and their employee health plans were primarily covered under guaranteed cost programs. For general liability claims, Prince previously retained the risk of loss to $50,000 per occurrence and Cable Express retained the risk of loss to $25,000 per occurrence. Additionally, prior to joining our insurance program Prince and Cable Express had umbrella liability coverage for automobile, general liability, and employer’s liability claims to a policy limit of $10.0 million and $7.0 million, respectively.

(b)	In addition, we retain the risk of loss for automobile liability and general liability between $2.0 million and $5.0 million on a per occurrence basis. See note (d) below for the stop loss relating to this retention layer.

(c)	The loss retention for employee health plan claims (per participant per annum) was increased to $250,000 for fiscal 2008.

(d)	For fiscal 2007 the loss retentions are subject to an aggregate stop loss of $38.8 million. In addition, the $2.0 million to $5.0 million loss retention layer set forth in note (b) above is subject to an aggregate stop loss of $10.0 million.

The estimate for self-insured claims liability is subject to uncertainty. If actual results significantly differ from estimates used to calculate the liability, our financial condition, results of operations, and cash flows could be materially impacted.

Goodwill and Intangible Assets — As of July 28, 2007, we had $250.8 million of goodwill, $4.7 million of indefinite-lived intangible assets and $65.4 million of finite-lived intangible assets, net of accumulated amortization. As of July 29, 2006, we had $216.2 million of goodwill, $4.7 million of indefinite-lived intangible assets and $44.2 million of finite-lived intangible assets, net of accumulated amortization. The carrying value of goodwill increased by approximately $34.6 million during fiscal 2007 as a result of the acquisition of Cable Express. We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Our reporting units and related intangible assets are tested annually in accordance with SFAS No. 142 during the fourth fiscal quarter of each year to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of the goodwill or indefinite-lived intangibles may be impaired and written down. Goodwill and other indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value below the carrying value. If we determine the fair value of the goodwill or other identifiable intangible asset is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations.

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

We use judgment in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on our projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business or operational strategies. The valuations employ a combination of present value techniques to measure fair value and consider market factors. Generally, we engage third party specialists to assist us with our valuations. Changes in our judgments and projections could result in a significantly different estimate of the fair value of the reporting units and intangible assets and could result in an impairment.

Our goodwill is included in multiple reporting units. Due to the cyclical nature of our business, and the other factors described under “Risk Factors” in Item 1A, the profitability of our individual reporting units may periodically suffer from downturns in customer demand and other factors. These factors may have a disproportionate impact on the individual reporting units as compared to the Company as a whole and might adversely affect the fair value of the individual reporting units. If material adverse conditions occur that impact our reporting units, our future determinations of fair value may not support the carrying amount of one or more of our reporting units, and the related goodwill would need to be written down to an amount considered recoverable.

During the third quarter of fiscal 2006, we recognized a goodwill impairment charge of approximately $14.8 million related to our Can Am Communications (“Can Am”) reporting unit. Although Can Am provides services to significant customers, it had underperformed compared to previous expectations due to its inability to achieve projected revenue growth and due to operational inefficiencies at the level of work performed. Management determined that these factors increased the uncertainty surrounding future levels of revenue expected from Can Am. We changed the senior management at Can Am during the later part of fiscal 2006, integrating certain of its operations with another subsidiary of ours, in order to improve operational efficiency. The combination of the above factors had the effect of reducing the expected future cash flows of the Can Am reporting unit and are circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Accordingly, we performed an interim goodwill impairment test as of April 29, 2006. As a result of the impairment analysis, management determined that the estimated fair value of the reporting unit was less than its carrying value and, consequently, a goodwill impairment charge was recognized to write off Can Am’s goodwill. The estimate of fair value of the Can Am reporting unit was based on our projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business and operational strategies. The valuations employed a combination of present value techniques to measure fair value and considered market factors.

As a result of our fiscal 2005 annual impairment analysis, we determined that the goodwill of our White Mountain Cable Construction (“WMCC”) reporting unit was impaired and consequently recognized a goodwill impairment charge of approximately $29.0 million during the fourth quarter of fiscal 2005. This determination was primarily the result of a change in management’s expectations of long-term cash flows from reduced work levels for a significant customer, a shift in the timing of expected cash flows from another customer to later periods in our forecast which reduced the present value of the future cash flows from this customer and WMCC’s operational underperformance during the fourth quarter of 2005. The combination of these factors had an adverse impact on the anticipated future cash flows of the WMCC reporting unit used in the annual impairment analysis performed during the fourth quarter of fiscal 2005.

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

The estimate of fair value of each of our reporting units was based on our projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business and operational strategies. The valuations employ a combination of present value techniques to measure fair value and consider market factors. The key assumptions used to determine the fair value of our reporting units during the fiscal 2007 annual impairment test were (a) expected cash flow periods of seven years; (b) terminal values based upon terminal growth rate of between 2.0% and 4.0%; and (c) a discount rate of 12.0% which was based on our best estimate during the period of the weighted average cost of capital adjusted for risks associated with the reporting units. The key assumptions used to determine the fair value of our reporting units during the fiscal 2006 and fiscal 2005 impairment tests, including the Can Am and WMCC impairment tests, were (a) expected cash flow periods of seven years; (b) terminal values based upon terminal growth rate of between 2.0% and 4.0%; and (c) a discount rate of 13.0% which was based on our best estimate during the period of the weighted average cost of capital adjusted for risks associated with the reporting units. Management believes the rates used are consistent with the risks inherent in our business model and with industry discount rates. Changes in our judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill. A variance in the discount rate used could have had an impact on the amount of goodwill impairment charges recorded. For example, a 1% change in the discount rate would have caused an increase or decrease in the WMCC goodwill impairment charge in fiscal 2005 by approximately $0.6 million.

The estimated fair value of our reporting units exceeded their carrying value for the annual goodwill impairment test in fiscal 2007. However, two of the reporting units, one having a goodwill balance of approximately $8.3 million and the other having a goodwill balance of approximately $5.7 million, have recently experienced lower demand from the customers they serve compared to historical levels. As of July 28, 2007, we believe the goodwill is recoverable for all of the reporting units; however, there can be no assurances that the goodwill will not be impaired in future periods.

Stock-Based Compensation.  Our stock-based award programs are intended to attract, retain and reward talented employees, officers and directors, and to align stockholder and employee interests. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which amended SFAS No. 123. SFAS No. 123(R) requires that share-based awards granted to employees be fair valued on the date of grant, with limited exceptions, and the related expense recognized over the requisite service period, which is generally the vesting period of the award. SFAS No. 123(R) became effective for us on July 31, 2005, the first day of fiscal 2006. Prior to fiscal 2006, we accounted for stock-based compensation under Accounting

Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) which required recognition of compensation expense using the intrinsic value method, whereby compensation expense was determined as the excess of the market value of the underlying stock over the exercise price of the option at the measurement date.

Beginning July 31, 2005, we applied the modified prospective application of SFAS No. 123(R) to all of our stock-based awards. Additionally, beginning in fiscal 2006 we shifted from granting stock options to our employees and officers to granting time-based and performance-based restricted shares and restricted share units (see Note 16, Stock-Based Awards in the Notes to Consolidated Financial Statements). For performance-based awards, in accordance with SFAS No. 123(R), compensation cost must be recognized over the requisite service period if it is probable that the performance goal will be satisfied. We use our best judgment to determine whether it is probable the performance goals will be satisfied at each reporting period and record compensation costs accordingly; however, the recognition or non-recognition of such compensation cost remains subject to uncertainty.

As of July 28, 2007, the maximum total unrecognized compensation expense and weighted-average period over which the expense would be recognized is shown below. For performance based awards, the unrecognized compensation cost is based upon the maximum amount of restricted share and restricted share units that can be earned under outstanding awards. If the performance goals are not met, no compensation expense will be recognized for these shares/units and any compensation expense recognized previously for those shares/units will be reversed.

	Unrecognized	Weighted-
	Compensation	Average
	Expense	Period
	(In thousands)	(In years)

Stock options	$517	2.0
Unvested time vesting shares/units	$2,567	2.2
Unvested performance vesting shares/units	$14,085	2.1

During the first quarter of fiscal 2007, in response to a public letter to Financial Executives International and the American Institute of Certified Public Accountants from the Office of the Chief Accountant of the Securities and Exchange Commission dated September 19, 2006, we initiated a voluntary review of our stock-based award granting practices covering the period from August 1, 1996 (the first day of fiscal 1997) through October 28, 2006. We found that the number and exercise price of all stock-based awards were approved by the applicable committee of the Board of Directors. Additionally, no instances of intentional back dating of equity awards nor any evidence of fraud or manipulative conduct associated with our granting practices was discovered during this review. However, in some instances, primarily associated with annual grants, the administrative activities necessary to complete the allocation of stock options to individual employees were not final at the grant date. APB No. 25 provides that the measurement date of an award can not occur until the number of shares that the individual employee is entitled to receive is also finalized.

Pursuant to APB No. 25, proper measurement dates were not applied for certain awards as the administrative activities related to the allocation of the stock options to employees had not been finalized as of the grant date. During our voluntary review, we considered the available information related to each of the stock-based awards and applied judgment in determining the appropriate measurement date. In certain instances, the stock price increased from the grant date to the measurement date which resulted in additional non-cash stock-based compensation expense. We have determined the impact to the consolidated operating results of applying the new measurement date to the awards would not change fiscal 2006 results, but would reduce fiscal 2005 results by approximately $0.4 million, net of taxes. For each year between fiscal 1998 through fiscal 2004, the impact of the non-cash stock-based compensation expense, net of taxes, was less than $0.3 million per year with no impact upon fiscal 1997. Pursuant to the footnote disclosure provisions of SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”, we determined the pro forma non-cash stock-based compensation expense would decrease by approximately $2.2 million for fiscal 2005 resulting in an increase in pro forma net income. For fiscal 1997 through fiscal 2004, we determined the footnote disclosure of pro forma non-cash stock-based compensation expense and pro forma net income (loss) would change by less than $0.2 million on an annual basis.

We have determined that the impact of the above amounts is not material to net income (loss), earnings (loss) per share, additional paid-in-capital, retained earnings and pro forma disclosures for all periods between fiscal 1997 through fiscal 2006 and with respect to the trends in earnings. The accompanying consolidated statements of operations, consolidated statements of stockholder’s equity, and consolidated statements of cash flows for fiscal 2005 includes an increase of $0.4 million, net of taxes, for non-cash stock-based compensation expense. The accompanying consolidated balance sheet as of July 28, 2006 includes an adjustment of $1.9 million to increase additional paid-in capital and decrease retained earnings from the amounts previously reported reflecting the cumulative impact of the non-cash stock-based compensation expense, net of taxes. We have advised our external auditors and the Audit Committee of the Board of Directors of the results of our review.

Accounting for Income Taxes.  We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Developing our provision for income taxes requires significant judgment regarding the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets and accruals for uncertain tax positions. We have not recorded any valuation allowances as of July 28, 2007 because management believes that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary basis differences reverse over time. Our judgments are subject to audit by various taxing authorities. While we believe that we have provided adequately for our income tax liabilities in the consolidated financial statements, adverse determinations by taxing authorities could have a material adverse effect on our consolidated financial condition, results of operations, and cash flows.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more likely than not recognition threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for us beginning on July 29, 2007, the first day of fiscal 2008. We are currently evaluating the impact of FIN 48.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management analyzes the collectability of accounts receivable balances on a regular basis. This review considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of our future provision for doubtful accounts. We record an increase in the allowance for doubtful accounts when it is probable that a receivable is not collectable and the loss can be reasonably estimated. We believe that none of our significant customers are experiencing significant financial difficulty as of July 28, 2007. Any increase in the allowance account has a corresponding negative effect on our results of operations.

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

A number of our competitors have been subject to class action lawsuits alleging violations of the Fair Labor Standards Act and state wage and hour laws. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. We have been contacted by counsel representing current and former employees alleging similar violations at certain of our subsidiaries. These subsidiaries currently employ approximately 2,800 persons. In an effort to avoid the expense of class action litigation and to timely resolve this matter, the parties have engaged a third party to mediate discussions. Additionally, two former employees of Apex, a wholly-owned subsidiary that was discontinued during fiscal 2007, commenced a lawsuit alleging that Apex violated certain minimum wage laws and overtime pay requirements. The plaintiffs seek to certify, and eventually notify, a class consisting of certain former employees of Apex. We intend to vigorously defend ourselves against this lawsuit. Regardless of whether any of the foregoing allegations are valid or whether we are ultimately determined to be liable, these claims may be expensive to defend and/or settle and may adversely affect our financial condition and results of operations and cash flows.

From time to time, the Company and certain of its subsidiaries are also party to various claims and legal proceedings in the normal course of business. It is the opinion of our management, based on information available at this time, that none of such pending normal course of business claims or legal proceedings will have a material effect on our consolidated financial statements.

Results of Operations

We use a fiscal year ending on the last Saturday in July. Fiscal 2007, fiscal 2006 and fiscal 2005 all consisted of 52 weeks. The following table sets forth, as a percentage of revenues earned, our consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	Fiscal Year Ended
	July 28, 2007		July 29, 2006		July 30, 2005
	(Dollars in millions)

Revenues	$1,137.8	100.0%	$995.0	100.0%	$958.0	100.0%
Expenses:
Cost of earned revenue, excluding depreciation	915.3	80.4	811.2	81.5	762.2	79.6
General and administrative	90.1	7.9	78.5	7.9	77.8	8.1
Depreciation and amortization	57.8	5.1	46.5	4.7	45.9	4.8
Goodwill impairment charge	—	—	14.8	1.5	29.0	3.0

Total	1,063.1	93.4	951.0	95.6	914.9	95.5

Interest income	1.0	0.1	1.9	0.2	1.3	0.1
Interest expense	(14.8)	(1.3)	(12.0)	(1.2)	(0.4)	—
Other income, net	8.6	0.8	6.3	0.6	12.0	1.2

Income from continuing operations before income taxes	69.5	6.1	40.2	4.0	56.0	5.8
Provision for income taxes	27.3	2.4	22.2	2.2	33.4	3.5

Income from continuing operations	42.2	3.7	18.0	1.8	22.6	2.4
Income (loss) from discontinued operations, net of tax	(0.3)	—	0.1	—	1.3	0.1

Net income	$41.9	3.7%	$18.2	1.8%	$23.9	2.5%

Year Ended July 28, 2007 Compared to Year Ended July 29, 2006

Revenues.  The following table presents information regarding total revenues by type of customer for the fiscal years ended July 28, 2007 and July 29, 2006:

	Fiscal Year Ended					%
	July 28, 2007		July 29, 2006		Increase	Increase
	Revenue	% of Total	Revenue	% of Total	(Decrease)	(Decrease)
	(Dollars in millions)

Telecommunications	$849.9	74.7%	$717.2	72.1%	$132.7	18.5%
Utility line locating	214.7	18.9%	218.4	21.9%	(3.8)	(1.7)%
Electric utilities and other customers	73.3	6.4%	59.3	6.0%	13.9	23.5%

Total contract revenues	$1,137.8	100.0%	$995.0	100.0%	$142.8	14.4%

Revenues increased $142.8 million, or 14.4%, in fiscal 2007 as compared to fiscal 2006. Of this increase, $132.7 million was a result of an increase in specialty contracting services provided to telecommunications companies and $13.9 million was due to increased revenues from construction and maintenance services provided to electric utilities and other customers. These increases were partially offset by a $3.8 million decrease in underground utility locating services revenues. During fiscal 2007, telecommunications customer revenue included $204.8 million provided from services performed by companies we acquired during fiscal 2007 and fiscal 2006. The following table presents revenue by type of customer excluding the amounts attributed to companies acquired during fiscal 2007 and fiscal 2006:

	Fiscal Year Ended			%
	July 28,	July 29,	Increase	Increase
	2007	2006	(Decrease)	(Decrease)
	(Dollars in millions)

Telecommunications	$645.1	$651.4	$(6.3)	(1.0)%
Utility line locating	214.7	218.4	(3.8)	(1.7)%
Electric utilities and other customers	73.3	59.3	13.9	23.5%

	933.0	929.1	3.8	0.4%
Revenues from business acquired in fiscal 2006 and 2007	204.8	65.8	139.0	NM

Total contract revenues	$1,137.8	$995.0	$142.8	14.4%

Excluding revenue from businesses acquired during or subsequent to fiscal 2006, revenues from specialty construction services provided to telecommunications companies were $645.1 million for fiscal 2007, compared to $651.4 million for fiscal year 2006, a decrease of 1.0%. During fiscal 2006, we earned approximately $61.1 million from hurricane restoration services for telecommunications customers. We did not perform any hurricane restoration services during the current fiscal year. Excluding revenue earned from hurricane restoration services during fiscal 2006, revenue increased by approximately $54.8 million compared to the same period in the prior year. This increase was primarily the result of approximately $19.1 million and $3.9 million, respectively, of additional work for two significant telephone customers maintaining and upgrading their respective networks, and $14.2 million of additional revenue from a significant customer engaged in a fiber deployment project. In addition, revenue increased by approximately $30.5 million for installation, maintenance and construction services provided to several cable multiple system operators, including work performed on the former Adelphia network assets acquired by certain of those customers. During fiscal 2006, we earned $17.6 million from work performed for Adelphia.

Total revenues from underground utility line locating for fiscal 2007 were $214.7 million compared to $218.4 million for fiscal 2006, a decrease of 1.7%. During fiscal 2006, we earned approximately $1.8 million for utility locating relating to hurricane restoration services. We did not perform any hurricane restoration services during fiscal 2007. The remaining decrease is a result of a decrease in the volume of work performed for both existing and new customers, including the termination of a contract for a telephone customer in January 2006.

Our total revenues from electric utilities and other construction and maintenance services increased $13.9 million, or 23.5%, in fiscal 2007 as compared to the fiscal 2006. The increase was primarily attributable to additional work performed for both existing and new customers, including on-going gas pipeline construction primarily for one customer.

Costs of Earned Revenues.  Costs of earned revenues increased $104.0 million to $915.3 million in fiscal 2007 from $811.2 million in fiscal 2006. The primary components of this increase were direct labor and subcontractor costs taken together, other direct costs, and direct materials, which increased $78.3 million, $17.6 million, and $8.1 million, respectively. These increases were primarily due to higher levels of operations during fiscal 2007, including the operations of Cable Express and Prince since their acquisitions in September 2006 and December 2005, respectively. As a percentage of contract revenues, costs of earned revenues decreased 1.1% for fiscal 2007, as compared to the same period last year. Labor and labor related costs decreased 0.5% as a percent of contract revenues primarily as a result of less subcontracted labor in fiscal 2007 as compared to fiscal 2006. This decline was due to less subcontracted labor as a percentage of revenues in fiscal 2007 as compared to fiscal 2006, primarily as a result of the Prince and Cable Express acquisitions. Decreases in other direct costs contributed 0.7% of the total percent decrease primarily due to reduced vehicle rental, travel and other direct costs compared to higher amounts incurred during fiscal 2006 in connection with the hurricane restoration services and decreases in insurance costs as a result of reduced loss development activity for self-insured claims during fiscal 2007. These reductions were partially offset by increases in group health insurance costs and higher fuel costs. We also experienced an increase of 0.1% in direct materials due to an increase in the number of projects for which we provided materials to the customer during 2007 as compared to fiscal 2006.

General and Administrative Expenses.  General and administrative expenses increased $11.6 million to $90.1 million for fiscal 2007 as compared to $78.5 million for fiscal 2006. The increase in total general and administrative expenses for fiscal 2007 compared to the prior year period was primarily attributable to the general and administrative costs of Cable Express and Prince, which were acquired in September 2006 and December 2005, respectively, increased legal and professional fees, increased payroll and related expenses as a result of the growth of our business in fiscal 2007, and an increase in stock-based compensation expenses as a result of the restricted stock awards granted during fiscal 2007 and 2006. The total amount of stock-based compensation expense for fiscal 2007 was $6.2 million as compared to $4.7 million for fiscal 2006. General and administrative expenses as a percentage of contract revenues were 7.9% for each of fiscal 2007 and fiscal 2006, respectively.

Depreciation and Amortization.  Depreciation and amortization increased to $57.8 million for fiscal 2007 from $46.5 million for fiscal 2006 and increased as a percentage of contract revenues to 5.1% compared to 4.7% from fiscal year 2006. The dollar amount of the increase for fiscal 2007 compared to fiscal 2006 is primarily a result of increased capital expenditures and the addition of fixed assets and amortizing intangible assets relating to the acquisitions of Cable Express and Prince in September 2006 and December 2005, respectively.

Goodwill impairment charge.  During the third quarter of fiscal 2006, we recognized a goodwill impairment charge of approximately $14.8 million related to our Can Am reporting unit. Although Can Am provides services to significant customers, it had underperformed compared to previous expectations due to its inability to achieve projected revenue growth and due to operational inefficiencies at the level of work performed. Management determined that these factors increased the uncertainty surrounding future levels of revenue expected from Can Am. We changed the senior management at Can Am during the later part of fiscal 2006, integrating certain of its operations with another of our subsidiaries in order to improve operational efficiency. The combination of the above factors had the effect of reducing the expected future cash flows of the Can Am reporting unit and were circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Accordingly, we performed an interim goodwill impairment test as of April 29, 2006. As a result of the impairment analysis, management determined that the estimated fair value of the reporting unit was less than its carrying value and, as a result, a goodwill impairment charge was recognized to write off Can Am’s goodwill.

Interest Income.  Interest income decreased to $1.0 million for fiscal 2007 as compared to $1.9 million for fiscal 2006. The decrease is primarily a result of lower cash balances as compared to prior year due to the fiscal 2007 and fiscal 2006 acquisitions of Cable Express, Cavo, and Prince, and due to higher amounts of capital expenditures in fiscal 2007.

Interest Expense.  Interest expense was $14.8 million for fiscal 2007 as compared to $12.0 million for fiscal 2006. Fiscal 2007 included a full year of interest on our $150.0 million of 8.125% senior subordinated notes (“Notes”) issued during October 2005. In addition, we incurred interest expense related to notes payable and capital leases assumed in the December 2005 acquisition of Prince and the September 2006 acquisition of Cable Express.

Other Income, Net.  Other income increased to $8.6 million for fiscal 2007 as compared to $6.3 million for fiscal 2006. The increase was primarily the result of the sale of real estate during the third quarter of fiscal 2007 which resulted in a gain of approximately $2.5 million.

Income Taxes.  The following table presents our income tax expense and effective income tax rate for continuing operations for fiscal years 2007 and 2006 (dollars in millions):

	Fiscal Year Ended
	July 28,	July 29,
	2007	2006

Income taxes	$27.3	$22.2
Effective income tax rate	39.3%	55.1%

Our effective income tax rate for fiscal 2006 differed substantially from the statutory rate during the period due to the impact of the non-cash goodwill impairment charge of $14.8 million which was non deductible for income tax purposes (see Note 8 in the Notes to Consolidated Financial Statements). In addition, our effective tax rate for each period is impacted by other non-deductible and non-taxable items for tax purposes in relation to the levels of pre-tax earnings.

Income from Continuing Operations.  Income from continuing operations was $42.2 million for fiscal 2007 as compared to $18.0 million for fiscal 2006.

Discontinued Operations.  The following table presents our results from discontinued operations for fiscal 2007 and 2006 (dollars in millions):

	Fiscal Year Ended
	2007	2006
	(Dollars in thousands)

Contract revenues of discontinued operations	$10,032	$28,700
Income (loss) of discontinued operations before income taxes	$(522)	$233
Income (loss) of discontinued operations, net of tax	$(318)	$140

As a result of the termination of the installation services effective December 2006, the level of activity and operating results of the discontinued operation declined in fiscal 2007 as compared to fiscal 2006.

Net Income.  Net income was $41.9 million for fiscal 2007 as compared to $18.2 million for fiscal 2006.

Year Ended July 29, 2006 Compared to Year Ended July 30, 2005

Revenues.  The following table presents information regarding total revenues by type of customer for the fiscal years ended July 29, 2006 and July 30, 2005:

	Fiscal Year Ended					%
	July 29, 2006		July 30, 2005		Increase	Increase
	Revenue	% of Total	Revenue	% of Total	(Decrease)	(Decrease)
	(Dollars in millions)

Telecommunications	$717.2	72.1%	$704.4	73.5%	$12.8	1.8%
Utility line locating	218.4	21.9%	213.2	22.3%	5.3	2.5%
Electric utilities and other customers	59.3	6.0%	40.5	4.2%	18.9	46.6%

Total contract revenues	$995.0	100.0%	$958.0	100.0%	$37.0	3.9%

Revenues increased $37.0 million, or 3.9%, in fiscal 2006 as compared to fiscal 2005. Of this increase, $12.8 million was a result of an increase in specialty contracting services provided to telecommunications companies, $5.3 million was a result of increased underground utility locating services revenues, and $18.9 million was due to increased revenues from construction and maintenance services provided to electric utilities and other customers. Prince, acquired in December 2005 and RJE, acquired in September 2004, contributed $65.8 million and $54.0 million, respectively, of revenues from telecommunications services during fiscal 2006. The following table presents revenue by type of customer excluding the amounts attributed to the Prince and RJE acquisitions:

	Fiscal Year Ended			%
	July 29,	July 30,	Increase	Increase
	2006	2005	(Decrease)	(Decrease)
	(Dollars in millions)

Telecommunications	$597.4	$661.4	$(63.9)	(9.7)%
Utility line locating	218.4	213.2	5.3	2.5%
Electric utilities and other customers	59.3	40.5	18.9	46.6%

	875.2	915.0	(39.8)	(4.4)%
Revenues from business acquired in fiscal 2006 and 2007	119.8	43.0	76.8	NM

Total contract revenues	$995.0	$958.0	$37.0	3.9%

Excluding revenue from companies acquired during or subsequent to fiscal 2005, revenues from specialty contracting services provided to telecommunications companies for fiscal 2006 were $597.4 million compared to $661.4 million for fiscal 2005, a decrease of 9.7%. This decrease was primarily attributable to a decrease in revenue from a significant customer engaged in a fiber deployment project and due to a decrease in revenue from another significant customer that completed an upgrade project to their network in fiscal 2005. The decrease was partially offset by a net increase of $47.9 million for hurricane restoration services performed in fiscal 2006 as compared to fiscal 2005, and from revenues from new contracts with existing customers.

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

Costs of Earned Revenues.  Costs of earned revenues increased $49.0 million to $811.2 million in fiscal 2006 from $762.2 million in fiscal 2005. The primary components of this dollar increase were equipment and other direct costs, direct labor and subcontractor costs taken together, and direct materials, which increased $23.1 million, $19.8 million, and $6.2 million, respectively. These increases were primarily due to higher levels of operations during fiscal 2006, including the operations of Prince since its acquisition in December 2005. As a percentage of contract revenues, costs of earned revenues increased 2.0% for fiscal 2006, as compared to fiscal 2005. Increases for equipment and other direct costs contributed 1.7% of the increase, primarily due to increased overall insurance costs as a result of higher premiums and loss development activity for self insured claims, and increased fuel and rental costs for our vehicles and equipment. Direct materials increased 0.4% due to an increase in the number of projects for which we provided materials to the customer during 2006 as compared to fiscal 2005. These increases were partially offset by a decrease as a percentage of contract revenues of 0.2% in direct labor and subcontracted labor, combined, primarily as a result of less subcontracted labor in fiscal 2006 as compared to the fiscal 2005, which enabled us to reduce our total labor costs in proportion to our contract revenues.

General and Administrative Expenses.  General and administrative expenses increased $0.7 million to $78.5 million for fiscal 2006 as compared to $77.8 million in fiscal 2005. The increase in total general and administrative expenses for fiscal 2006 was primarily a result of an increase in stock-based compensation expenses compared to fiscal 2005 as a result of SFAS No. 123(R)implementation and from general and administrative costs of Prince, which was acquired in December 2005. These dollar amount increases were partially offset by decreased professional fees primarily as a result of a reduction in Sarbanes Oxley related costs, as fiscal 2005 was the first year of implementation, and improved bad debt experience during fiscal 2006 compared to fiscal 2005. The total amount of stock-based compensation expense for fiscal 2006 was $4.7 million as compared to $1.5 million for fiscal 2005. The $1.5 million in stock-based compensation expense for fiscal 2005 includes a pre-tax adjustment of $0.5 million for additional stock-based compensation expense as a result of a voluntary review of our stock-based award granting practices covering the period from August 1, 1996 (the first day of fiscal 1997) through October 28, 2006. (See Note 16 in Notes to Consolidated Financial Statements). The general increase in stock-based compensation resulted from applying SFAS No. 123(R) to our unvested stock options outstanding and restricted stock awards granted to employees and officers in December 2005. Prior to SFAS No. 123(R) we accounted for stock-based compensation under APB No. 25 and only certain of our awards resulted in compensation expense. In accordance with SFAS No. 123(R), we now recognize compensation expense for all stock-based awards over the vesting period. Our restricted stock grants are also accounted for under SFAS No. 123(R) and we have recognized compensation expense based on the fair value at the date of grant over the requisite service periods of the awards.

General and administrative expenses as a percentage of contract revenues were 7.9% and 8.1% in fiscal 2006 and fiscal 2005, respectively. The decrease in general and administrative expenses as a percentage of contract revenues is primarily a result of the effect of the Prince acquisition, which increased contract revenues at a greater rate than its increase to general and administrative costs. We also incurred lower Sarbanes Oxley related costs in fiscal 2006 as compared to fiscal 2005, which contributed to the percentage decrease in general and administrative expenses. Offsetting the decline in general and administrative costs as a percentage of contract revenue was $4.7 million of stock-based compensation expense in fiscal 2006 due to implementation of SFAS No. 123(R) as compared to $1.5 million in fiscal 2005.

Depreciation and Amortization.  Depreciation and amortization increased to $46.5 million in fiscal 2006 from $45.9 million in fiscal 2005 and decreased as a percentage of contract revenues to 4.6% in fiscal 2006 from 4.8% in fiscal 2005. The dollar amount of the increase for fiscal 2006 compared to fiscal 2005 is primarily a result of the addition of fixed assets and amortizing intangibles relating to the acquisition of Prince in December 2005. These increases were partially offset by fixed assets becoming fully depreciated during the period. The percentage decrease is a result of $37.0 million in increased revenues on slightly increased depreciation costs.

Goodwill impairment charge.  During the third quarter of fiscal 2006, we recognized a goodwill impairment charge of approximately $14.8 million related to our Can-Am reporting unit. Although Can-Am provides services to significant customers, it had underperformed compared to previous expectations due to its inability to achieve projected revenue growth and due to operational inefficiencies at existing levels of work. Can-Am began incurring operating losses during fiscal 2006, primarily as a result of poor performance on existing contracts due to high job management costs during the period of reduced work levels. In addition, Can-Am failed to achieve projected revenue growth due to declines in demand from existing customers and its inability to secure new customer work at pricing levels sufficient to offset operating costs. We changed the senior management at Can-Am during the later part of fiscal 2006, integrating certain of its operations with another of our subsidiaries in order to improve operational efficiency. However, we were uncertain of the time period that the changes will take to improve the performance of Can-Am and the extent to which the changes may be effective. While management does not expect Can-Am to generate material losses in future periods, we determined that the anticipated cash flows from new opportunities were subject to a higher degree of uncertainty than previously anticipated and that future cash flows would not likely be sufficient to support the carrying value of Can-Am’s goodwill balance.

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

The reduced work levels at WMCC were primarily the result of a reduction in demand from a single significant customer. This was due to the customer’s decisions regarding the allocation of their capital spending away from work that management anticipated would be performed by WMCC. In performing the SFAS No. 142 impairment assessment, management determined that this shift in demand was more than temporary, consequently impacting the seven year period used in our goodwill analysis. This change in the allocation of capital spending by the customer away from work provided by WMCC did not have an adverse impact on other subsidiaries of ours. The historical cash flows of WMCC had been positive, but trended downward during fiscal 2005 as WMCC incurred losses. This negative trend was the result of unanticipated poor operating performance due to unforeseen job site conditions which impacted productivity, an inability to effectively secure and manage subcontractors at acceptable cost and the under absorption of general and administrative expenses. During the fourth quarter of fiscal 2005 management had expected improvements in operating performance as the level of work increased, however, as a result of the factors specified above WMCC incurred an operating loss during the fourth quarter ended July 30, 2005. As a result of these factors, management determined that WMCC would be unable to meet expected profitability measures at the existing work levels which indicated that the anticipated long-term cash flows from the business would be materially less than previously expected over the seven year cash flow period used in the SFAS No. 142 impairment analysis. Although we made operational changes in an effort to improve the performance and profitability of WMCC and management did not expect WMCC to generate material losses in future periods, we were uncertain of the time period that the changes would take to improve the performance and the extent to which the changes may be effective.

Interest Income.  Interest income increased to $1.9 million for fiscal 2006 as compared to $1.3 million for fiscal 2005. The increase for fiscal 2006 as compared to fiscal 2005 is primarily a result of higher interest rates during fiscal 2006.

Interest Expense.  Interest expense increased to $12.0 million for fiscal 2006 as compared to $0.4 million for fiscal 2005. The increase is due to the issuance of $150.0 million of Notes and $33.0 million of borrowings from our Credit Facility. The issuance of the Notes and the borrowing from our Credit Facility were used to purchase 8.76 million shares of our common stock in October 2005 and used in connection with our acquisition of Prince in December 2005. The $33.0 million in borrowing from our Credit Facility has subsequently been repaid.

Other Income, Net.  Other income decreased to $6.3 million for fiscal 2006 as compared to $12.0 million for fiscal 2005. The decrease was primarily a result of a lesser number of assets sold during fiscal 2006 as compared to fiscal 2005.

Income Taxes.  The following table presents our income tax expense and effective income tax rate for continuing operations for fiscal 2006 and fiscal 2005 (dollars in millions):

	Fiscal Year Ended
	July 29,	July 30,
	2006	2005

Income taxes	$22.2	$33.4
Effective income tax rate	55.1%	59.7%

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

Income from Continuing Operations.  Income from continuing operations was $18.0 million for fiscal 2006 as compared to $22.6 million for fiscal 2005.

Discontinued Operations.  The following table presents our results from discontinued operations for fiscal 2006 and 2005 (dollars in millions):

	Fiscal Year Ended
	2006	2005
	(Dollars in thousands)

Contract revenues of discontinued operations	$28,700	$28,617
Income (loss) of discontinued operations before income taxes	$233	$2,084
Income (loss) of discontinued operations, net of tax	$140	$1,267

The decrease in income from discontinued operations was primarily a result of increased costs of Apex to provide services to its primary customer during the later part of fiscal 2005 as compared to relatively stable contract revenues.

Net Income.  Net income was $18.2 million in fiscal 2006 as compared to $23.9 million in fiscal 2005.

Liquidity and Capital Resources

Capital requirements.  We use capital primarily to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. Our working capital needs are influenced by our level of operations and generally increase with higher levels of revenues. Our working capital requirements are influenced by the timing of the collection of accounts receivable outstanding from our customers for work previously performed. We believe that none of our major customers is experiencing significant financial difficulty as of July 28, 2007. Our sources of cash have historically been operating activities, debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. We periodically borrow from and repay our revolving credit facility based on our cash requirements. Additionally, to the extent we make acquisitions that involve consideration other than our stock, or to the extent we repurchase common stock, our capital requirements may increase.

We expect capital expenditures, net of disposals, to range from $65.0 million to $70.0 million for fiscal 2008. Our level of capital expenditures can vary depending on the customer demand for our services, the replacement cycle we select for our equipment, and overall economic growth. We intend to fund these expenditures primarily from operating cash flows, availability under our revolving credit facility and cash on hand.

Cash and cash equivalents totaled $18.9 million at July 28, 2007 compared to $27.3 million at July 29, 2006.

	Fiscal Year Ended
	July 28,	July 29,	July 30,
	2007	2006	2005
	(Dollars in millions)

Net cash flows:
Provided by operating activities	$108.5	$102.3	$87.4
Used in investing activities	$(124.6)	$(113.0)	$(34.0)
Provided by (used in) financing activities	$7.7	$(45.1)	$(1.8)

Cash from operating activities.  During fiscal 2007, net cash provided by operating activities was $108.5 million. Net cash provided by operating activities was comprised primarily of net income, adjusted for non-cash items. Non-cash items during fiscal 2007 primarily included depreciation, amortization, stock-based compensation, deferred income taxes, and gain on disposal of assets. Changes in working capital and changes in other long term assets and liabilities contributed $7.6 million of operating cash flow during the fiscal year. Components of the working capital changes which contributed to operating cash flow for fiscal 2007 were a decrease in accounts receivable of $10.0 million due to billing and collection activity and the payment patterns of our customers and a decrease in current and other assets of $5.5 million primarily as a result of a decrease in prepaid insurance and other prepaid costs. Additionally, we had a net increase in accrued self-insured claims and other liabilities of $9.9 million primarily attributable to increases in our self-insured claims liability with the addition of Prince and Cable Express to our insurance program, and increases in accrued payroll and payroll related items and accrued construction costs attributable to increased operating levels. Components of the working capital changes which used operating cash flow for fiscal 2007 were an increase in net costs and estimated earnings in excess of billings of $14.2 million due to current period operating levels, a decrease in accounts payable of $2.2 million due to the timing of receipt and payment of invoices, and a decrease in income taxes payable of $1.3 million at the end of the current period. Based on fourth quarter revenues, days sales outstanding for accounts receivable, net was 42.1 days as of July 28, 2007 compared to 51.4 days at July 29, 2006. Based on fourth quarter revenues, days sales outstanding for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, was 27.2 days as of July 28, 2007 compared to 28.5 days at July 29, 2006. The decrease in combined days sales outstanding for accounts receivable and costs and estimated earnings in excess of billings is due to the above mentioned factors.

During fiscal 2006, net cash provided by operating activities was $102.3 million and was comprised primarily of net income, adjusted for the gain on disposal of assets and non-cash items. Non-cash items during fiscal 2006 primarily included depreciation, amortization, stock-based compensation, deferred income taxes, gain on disposal of assets, and a goodwill impairment charge of approximately $14.8 million. Changes in working capital and changes in other long term assets and liabilities combined provided $22.5 million of operating cash flow during fiscal 2006. Components of the working capital changes which provided operating cash flow for fiscal 2006 included decreases in accounts receivable of $28.2 million attributable to increased collection activities, a decrease in other assets and current assets of $8.8 million as a result of a decrease in prepaid insurance and other prepaid costs, and increases in income taxes payable, of $0.9 million due to the timing of our income tax payments. Additionally, we had net increases in accrued self-insured claims and other liabilities of $0.4 million primarily attributable to $3.6 million in interest payable at July 29, 2006 associated with our Notes, partially offset by decreased other accrued construction costs as a result of timing of payments. Components of the working capital changes which used operating cash flow for fiscal 2006 were increases in net unbilled revenue of $12.2 million due to current period operating levels and billing activity, and decreases in accounts payable of $3.6 million attributable to the timing of receipt and payment of invoices. Based on fourth quarter revenues, days sales outstanding for accounts receivable, net was 51.4 days as of July 29, 2006 compared to 57.8 days at July 30, 2005. Based on fourth quarter revenues, days sales outstanding for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, was 28.5 days as of July 29, 2006 compared to 24.7 days at July 30, 2005. The decrease in days sales outstanding for accounts receivable and costs and estimated earnings in excess of billings, net is due to increased collection efforts and payment patterns of our customers.

During fiscal 2005, net cash provided from operating activities of $87.4 million was comprised primarily of net income, adjusted for the gain on disposal of assets and non-cash items. Non-cash items during fiscal 2005 primarily included depreciation, amortization, non-cash compensation, deferred income taxes, gain on disposal of assets, and a $29.0 million goodwill impairment charge. Changes in working capital items during fiscal year 2005 used $10.0 million of operating cash flow and consisted of increases in accounts receivable and costs and estimated earnings in excess of billings of $25.9 million and $3.3 million, respectively, and an increase in other current assets and other assets, net, of $5.4 million. The increase in accounts receivable and costs and estimated earnings in excess of billings at the end of fiscal 2005 was primarily due to a change in our mix of customers to those with slower payment patterns. These cash flow decreases were partially offset by a net increase in income taxes of $15.1 million due to the timing of payments, an increase in accounts payable of $2.8 million attributable to the timing of receipt and payment of invoices, and an increase in accrued self-insured claims and other liabilities of $6.7 million attributable to increased operating levels. Based on fourth quarter revenues, days sales outstanding was 57.8 days as of July 30, 2005 compared to 45.3 days at July 31, 2004, for accounts receivable, net. Based on fourth quarter revenues, days sales outstanding was 24.7 days as of July 30, 2005 compared to 21.1 days at July 31, 2004, for costs and estimated earnings in excess of billings, net.

Cash used in investing activities.  During fiscal 2007 net cash used in investing activities was $124.6 million. We paid $55.2 million in connection with the acquisition of Cable Express, $5.5 million in connection with the acquisition of certain assets and assumption of certain liabilities of Cavo, and $1.1 million for the acquisition of certain assets of a cable television operator in fiscal 2007. During fiscal 2007, capital expenditures were $77.1 million and proceeds from the sale of assets were $14.8 million, including $4.2 million from the sale of real estate. Restricted cash increased $0.4 million during fiscal 2007 related to funding provisions of our self-

insured claims program. There were no net proceeds from the sale and purchase of short-term investments during fiscal 2007.

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

Cash provided by (used in) financing activities.  Net cash provided by financing activities was $7.7 million for fiscal 2007. Proceeds from long-term debt were $115.0 million during fiscal 2007 and consisted of borrowings on our revolving Credit Agreement (“Credit Agreement”), of which $50.0 million was used in connection with the acquisition of Cable Express in September 2006. During fiscal 2007 we repaid $105.0 million of borrowings under our Credit Agreement and made principal payments of $8.6 million on capital leases and other notes payable. During fiscal 2007 we withheld shares of restricted stock totaling 52,427 in order to meet payroll tax withholding obligations on restricted stock that vested to our employees and officers and we remitted approximately $1.1 million to the Internal Revenue Service to satisfy the required tax. We received proceeds of $7.1 million from the exercise of stock options and received excess tax benefits of $0.4 million from the exercise of stock options and vesting of restricted stock for fiscal 2007.

Net cash used in financing activities was $45.1 million for fiscal 2006. Proceeds from long-term debt were $248.0 million in fiscal 2006 and consisted of $98.0 million in borrowings on our Credit Agreement and the issuance of the Notes having an aggregate principal balance of $150.0 million. During fiscal 2006, we incurred $4.8 million in debt issuance costs in connection with the Credit Agreement borrowings and the Notes. The proceeds from these borrowings were used to repurchase 8.76 million shares of our common stock for an aggregate purchase price of $186.2 million, including fees and expenses, and for the purchase of Prince. During fiscal 2006, we repaid the $98.0 million of borrowings under our Credit Agreement and made principal payments of $6.6 million on capital leases and other notes payable. Proceeds from the exercise of stock options totaled $2.8 million for fiscal 2006. Additionally, we repurchased 10,542 shares of restricted stock that vested to certain of our officers and remitted approximately $0.2 million to the Internal Revenue Service to satisfy the required tax withholdings in fiscal 2006.

For fiscal 2005, net cash used in financing activities of $1.8 million consisted of principal payments of approximately $4.3 million on capital leases and the payment of $1.4 million in debt issuance costs related to our bank credit facility, offset in part by proceeds from the exercise of stock options of $4.0 million.

Compliance with Senior Notes and Credit Agreement

The indenture governing the Notes contains covenants that restrict our ability to make certain payments, including the payment of dividends, redeem or repurchase our capital stock, incur additional indebtedness and issue preferred stock, make investments, create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell assets, and enter into transactions with affiliates. As of July 28, 2007, we were in compliance with all covenants and conditions under the Notes.

In connection with issuance of the Notes, we entered into an amendment (the “Amendment”) to our Credit Agreement, which expires in December 2009. After giving effect to the Amendment, the Credit Agreement requires us to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.0 as measured at the end of each fiscal quarter, (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain consolidated tangible net worth, which shall be calculated at the end of each fiscal quarter, of not less than $50.0 million plus 50% of consolidated net income (if positive) from September 8, 2005 to the date of computation plus 75% of the equity issuances made from September 8, 2005 to the date of computation. As of July 28, 2007, we had $10.0 million of outstanding borrowings due December 2009 and $45.1 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are primarily issued to insurance companies as part of our self-insurance program. At July 28, 2007, we had borrowing availability of $215.2 million under the Credit Agreement and were in compliance with all financial covenants and conditions under the Credit Agreement.

The Notes and Credit Agreement are guaranteed by substantially all of our subsidiaries.

Contractual Obligations.  The following tables set forth our outstanding contractual obligations, including related party leases, as of July 28, 2007:

				Greater
	Less Than	Years	Years	Than 5
	1 Year	1 - 3	3 - 5	Years	Total
	(Dollars in thousands)

Notes	$—	$—	$—	$150,000	$150,000
Borrowings under the Credit Agreement	18	10,000	—	—	10,018
Interest Payments on Debt (excluding capital leases)	12,188	24,375	24,375	42,656	103,594
Capital Lease Obligations (including interest and executory costs)	3,668	3,805	58	—	7,531
Operating Leases	8,147	8,402	3,096	4,458	24,103
Employment Agreements	2,824	1,117	—	—	3,941
Purchase and other Contractual Obligations	1,608	1,007	—	—	2,615

Total	$28,453	$48,706	$27,529	$197,114	$301,802

Off-Balance Sheet Arrangements

We have obligations under performance bonds related to certain of our customer contracts. Performance bonds generally provide our customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our obligations under contract. As of July 28, 2007, we had $46.6 million of outstanding performance bonds. As of July 28, 2007, no events have occurred in which the customers have exercised their rights under the performance bonds.

Included in the above amount is an outstanding performance bond of $10.6 million issued in favor of a customer where we are no longer the party performing the contract. This guarantee for the third party’s performance arose in connection with the disposition of the contract for which the bond was procured. The term of the bond is less than one year and we expect the obligations under the customer contract to be performed in a satisfactory manner by the current performing party. In accordance with FIN No. 45, “Accounting and Disclosure Requirements for Guarantees”, we have recorded the estimated fair market value of the guarantee of approximately $0.1 million in accrued liabilities as of July 28, 2007. We are not holding any collateral; however, we have recourse to the party performing the contract with respect to claims related to periods subsequent to our disposition of the contract.

Related party transactions.  We lease administrative offices from entities related to officers of certain of our subsidiaries. The total expense under these arrangements for each of fiscal 2007, 2006, and 2005 was $1.3 million. We paid approximately $0.7 million, $0.6 million, and $0.3 million for fiscal 2007, 2006, and 2005, respectively, in subcontracting services to entities related to officers of certain of our subsidiaries. Additionally, we paid approximately $0.2 million in each of fiscal 2007, 2006, and 2005 to officers of certain of our subsidiaries for other business purposes.

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

Backlog.  Our backlog consists of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts, including master service agreements. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical experience with customers and, more generally our experience in procurements of this type. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. For certain multi-year projects relating to fiber deployments for one of our significant customers, we have included in the July 28, 2007 backlog amounts relating to anticipated work through the remainder of calendar year 2007. These fiber deployment projects, when initially installed, are not required for the day-to-day provision of services by that customer. Consequently, the fiber deployment projects of this customer generally have been subject to more uncertainty, as compared to those of our other customers, with regards to activity levels. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time.

Our backlog at July 28, 2007 and July 29, 2006 was $1.388 billion and $1.425 billion, respectively. We expect to complete approximately 57% of our current backlog during the next twelve months.

Seasonality and Quarterly Fluctuations

Our revenues are affected by seasonality as a significant portion of the work we perform is outdoors. Consequently, our operations are impacted by extended periods of inclement weather. Generally, inclement weather is more likely to occur during the winter season which falls during our second and third fiscal quarters. In addition, a disproportionate percentage of total paid holidays fall within our second quarter, which decreases the number of available workdays. Additionally, our customer premise equipment installation activities for cable providers historically decreases around calendar year end holidays as their customers generally require less activity during this period.

In addition, we have experienced and expect to continue to experience quarterly variations in revenues and net income as a result of other factors, including:

•	the timing and volume of customers’ construction and maintenance projects,

•	seasonal budgetary spending patterns of customers,

•	the commencement or termination of master service agreements and other long-term agreements with customers,

•	costs incurred to support growth internally or through acquisitions,

•	fluctuation in results of operations caused by acquisitions,

•	fluctuation in the employer portion of payroll taxes as a result of reaching the limitation on social security withholdings and unemployment requirements,

•	changes in mix of customers, contracts, and business activities,

•	fluctuations in stock-based compensation expense as a result of the timing and vesting period of stock-based awards granted

•	fluctuations in other income as a result of the timing and levels of capital assets sold during the period, and

•	fluctuations in insurance expense due to changes in claims experience and actuarial assumptions.

Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

Recently Issued Accounting Pronouncements

In June 2006, FASB issued FIN 48 which prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for us beginning on July 29, 2007, the first day of fiscal 2008. In May 2007, the FASB issued FASB Staff Position (“FSP”) No. 48-1, “Definition of Settlement in FASB Interpretation No. 48.” This FSP amends FIN 48 to provide guidance that a Company may recognize a previously unrecognized tax benefit if the tax position is effectively (as opposed to “ultimately”) settled through examination, negotiation, or litigation. We will apply the guidance of this FSP upon adoption of FIN 48. We are currently evaluating the impact of this Interpretation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a measurement framework and expands disclosure requirements. SFAS No. 157 applies to assets and liabilities that are required to be recorded at fair value pursuant to other accounting standards. SFAS No. 157 is effective for us at the beginning of fiscal 2009 and is not expected to have a material effect on our results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R).” This standard requires the recognition of the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability in the year in which they occur. Furthermore, it requires changes in the funded status of these plans to be recognized through “accumulated other comprehensive income,” as a separate component of stockholders’ equity, and provides for additional annual disclosure. SFAS No. 158 is effective for fiscal years ending after December 15, 2008 and is not expected to have a material effect on our results of operations, financial position, or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the combined use of a balance sheet approach and an income statement approach in evaluating whether either approach results in an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 had no effect on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective for us at the beginning of fiscal 2009. We are currently evaluating the impact of SFAS No. 159.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have market risk exposure related to interest rates on our cash and equivalents and our debt obligations. The effects of market changes on interest rates are monitored and we manage the interest rate risk by investing in short-term investments with market rates of interest and by maintaining a mix of fixed and variable rate debt. A hypothetical 100 basis point change in interest rates would result in a change to annual interest income of less than $0.2 million based on the amount of cash and equivalents held as of July 28, 2007.

As of July 28, 2007, outstanding long-term debt included our $150.0 million Notes due in 2015, which bear a fixed rate of interest of 8.125%. Due to the fixed rate of interest on the Notes, changes in interest rates would not have an impact on our interest expense. The fair value of the Notes totaled approximately $146.4 million as of July 28, 2007 based on quoted market prices. There exists market risk sensitivity on the fair value of the fixed rate Notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect at July 28, 2007 would result in an increase or decrease in the fair value of the Notes of approximately $4.5 million, calculated on a discounted cash flow basis.

As of July 28, 2007, $10.0 million of borrowings were outstanding under our Credit Agreement at an interest rate of 8.5%. Our Credit Agreement generally permits borrowings at variable rate of interest. Assuming a hypothetical 100 basis point change in the rate at July 28, 2007, our annual interest cost on Credit Agreement borrowings would change by approximately $0.1 million. In addition, we have $6.8 million of capital leases with varying rates of interest due through fiscal 2011. A hypothetical 100 basis point change in interest rates in effect at July 28, 2007 on these capital leases would not have a material impact on the fair value of the leases or on our annual interest cost.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of July 28, 2007, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and related notes and Report of Independent Registered Public Accounting Firm follow on subsequent pages of this report.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JULY 28, 2007 AND JULY 29, 2006

	July 28,	July 29,
	2007	2006
	(Dollars in thousands)

ASSETS
CURRENT ASSETS:
Cash and equivalents	$18,862	$27,268
Accounts receivable, net	146,864	143,099
Costs and estimated earnings in excess of billings	95,392	79,546
Deferred tax assets, net	15,478	12,793
Inventories	8,268	7,095
Other current assets	7,266	9,311
Current assets of discontinued operations	307	5,196

Total current assets	292,437	284,308

Property and equipment, net	164,544	125,393
Goodwill	250,830	216,194
Intangible assets, net	70,122	48,939
Other	11,831	13,928
Non-current assets of discontinued operations	—	1,253

Total non-current assets	497,327	405,707

TOTAL	$789,764	$690,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,375	$25,715
Current portion of debt	3,301	5,169
Billings in excess of costs and estimated earnings	712	397
Accrued self-insured claims	26,902	25,886
Income taxes payable	1,947	4,979
Other accrued liabilities	63,076	44,337
Current liabilities of discontinued operations	939	5,311

Total current liabilities	127,252	111,794
LONG-TERM DEBT	163,509	150,009
ACCRUED SELF-INSURED CLAIMS	33,085	30,770
DEFERRED TAX LIABILITIES, net non-current	19,316	6,576
OTHER LIABILITIES	1,322	289
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	649	1,122

Total liabilities	345,133	300,560

COMMITMENTS AND CONTINGENCIES, Notes 11, 17 and 19
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 41,005,106 and 40,612,059 issued and outstanding, respectively	13,668	13,536
Additional paid-in capital	191,837	178,760
Accumulated other comprehensive income (loss)	75	(8)
Retained earnings	239,051	197,167

Total stockholders’ equity	444,631	389,455

TOTAL	$789,764	$690,015

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 28, 2007, JULY 29, 2006, AND JULY 30, 2005

	2007	2006	2005
	(Dollars in thousands, except per share amounts)

REVENUES:
Contract revenues	$1,137,812	$994,973	$958,010

EXPENSES:
Costs of earned revenues, excluding depreciation	915,250	811,210	762,188
General and administrative (including stock-based compensation expense of $6.2 million, $4.7 million, and $1.5 million, respectively)	90,090	78,516	77,789
Depreciation and amortization	57,799	46,467	45,934
Goodwill impairment charge	—	14,835	28,951

Total	1,063,139	951,028	914,862

Interest income	966	1,911	1,340
Interest expense	(14,809)	(11,991)	(416)
Other income, net	8,647	6,333	11,953

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	69,477	40,198	56,025

PROVISION FOR INCOME TAXES:
Current	25,545	22,087	27,454
Deferred	1,730	71	5,967

Total	27,275	22,158	33,421

INCOME FROM CONTINUING OPERATIONS	42,202	18,040	22,604
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(318)	140	1,267

NET INCOME	$41,884	$18,180	$23,871

EARNINGS PER COMMON SHARE — BASIC:
Income from continuing operations	$1.04	$0.43	$0.46
Income (Loss) from discontinued operations	(0.01)	—	0.03

Net income	$1.04	$0.43	$0.49

EARNINGS PER COMMON SHARE — DILUTED:
Income from continuing operations	$1.04	$0.43	$0.46
Income (Loss) from discontinued operations	(0.01)	—	0.03

Net income	$1.03	$0.43	$0.49

SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON SHARE:
Basic	40,407,641	41,835,966	48,746,745

Diluted	40,713,895	42,056,597	49,184,570

Earnings per share amounts may not add due to rounding.

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JULY 28, 2007, JULY 29, 2006, AND JULY 30, 2005

					Accumulated Other
	Common Stock		Additional	Deferred	Comprehensive	Retained
	Shares	Amount	Paid-In Capital	Compensation	Income (Loss)	Earnings
	(Dollars in thousands)

Balances at July 31, 2004	48,596,049	$16,199	$350,037	$(2,391)	$—	$155,116
Stock options exercised and other	215,990	71	3,897	—	—	—
Income tax benefit from stock options exercised	—	—	1,563	—	—	—
Issuance of restricted stock	53,147	18	1,545	(1,477)	—	—
Stock-based compensation	—	—	443	918	—	—
Net income	—	—	—	—	—	23,871

Balances at July 30, 2005	48,865,186	16,288	357,485	(2,950)	—	178,987
Reclassification of deferred compensation pursuant to SFAS No. 123(R)	—	—	(2,950)	2,950	—	—
Stock options exercised	199,034	66	2,751	—	—	—
Income tax benefit from stock options exercised	—	—	393	—	—	—
Issuance of restricted stock, net	321,832	107	(7)	—	—	—
Stock-based compensation	—	—	4,630	—	—	—
Restricted stock repurchased for tax withholdings	(10,542)	(3)	(229)	—	—	—
Repurchases of common stock	(8,763,451)	(2,922)	(183,313)	—	—	—
Other comprehensive loss	—	—	—	—	(8)	—
Net income	—	—	—	—	—	18,180

Balances at July 29, 2006	40,612,059	13,536	178,760	—	(8)	197,167
Stock options exercised	409,944	137	6,914	—	—	—
Income tax benefit from stock options exercised	—	—	1,038	—	—	—
Stock-based compensation	—	—	6,088	—	—	—
Restricted stock repurchased for tax withholdings	(52,427)	(17)	(1,083)	—	—	—
Issuance of restricted stock, net	35,530	12	120	—	—	—
Other comprehensive income	—	—	—	—	83	—
Net income	—	—	—	—	—	41,884

Balances at July 28, 2007	41,005,106	$13,668	$191,837	$—	$75	$239,051

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 28, 2007, JULY 29, 2006, AND JULY 30, 2005

	2007	2006	2005
	(Dollars in thousands)

OPERATING ACTIVITIES:
Net income	$41,884	$18,180	$23,871
Adjustments to reconcile net cash inflow from operating activities:
Depreciation and amortization	58,612	47,955	46,593
Bad debts (recovery) expense, net	(61)	(466)	767
Gain on sale of fixed assets	(8,325)	(5,908)	(11,018)
Deferred income tax expense (benefit)	2,090	(201)	6,203
Stock-based compensation expense	6,220	4,730	1,528
Amortization of debt issuance costs	758	679	488
Goodwill impairment charge	—	14,835	28,951
Excess tax benefit from share-based awards	(382)	(48)	—
Other	52	—	—
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in operating assets:
Accounts receivable, net	9,988	28,214	(25,884)
Costs and estimated earnings in excess of billings, net	(14,154)	(12,223)	(3,326)
Income taxes receivable	—	—	6,988
Other current assets	3,613	8,419	(6,817)
Other assets	1,874	429	1,398
Increase (decrease) in operating liabilities:
Accounts payable	(2,235)	(3,621)	2,837
Accrued self-insured claims and other liabilities	9,875	386	6,729
Income taxes payables	(1,348)	914	8,124

Net cash provided by operating activities	108,461	102,274	87,432

INVESTING ACTIVITIES:
Restricted cash	(396)	(291)	2,924
Capital expenditures	(77,116)	(57,140)	(64,543)
Proceeds from sale of assets	14,785	9,810	16,178
Purchase of short-term investments	—	(79,985)	(65,649)
Proceeds from the sale of short-term investments	—	79,985	85,659
Cash paid for acquisitions	(61,845)	(65,391)	(8,527)

Net cash used in investing activities	(124,572)	(113,012)	(33,958)

FINANCING ACTIVITIES:
Debt issuance costs	—	(4,804)	(1,434)
Proceeds from long-term debt	115,000	248,000	—
Principal payments on long-term debt	(113,627)	(104,650)	(4,329)
Repurchases of common stock	—	(186,235)	—
Excess tax benefit from share-based awards	382	48	—
Restricted stock tax withholdings	(1,100)	(232)	—
Exercise of stock options and other	7,050	2,817	3,968

Net cash provided by (used in) financing activities	7,705	(45,056)	(1,795)

Net increase (decrease) in cash and equivalents	(8,406)	(55,794)	51,679
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	27,268	83,062	31,383

CASH AND EQUIVALENTS AT END OF PERIOD	$18,862	$27,268	$83,062

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$14,095	$7,751	$435
Income taxes	$28,045	$24,136	$13,984
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$5,045	$976	$—

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Principles of Consolidation — The consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated. The consolidated balance sheets, consolidated statements of operations, and the related disclosures have been revised for all periods presented to report discontinued operations of one of the Company’s wholly-owned subsidiaries. See Note 2, Discontinued Operations, for a further discussion of the discontinued operations. In addition, as a result of a voluntary review of the Company’s stock-based award granting practices, the consolidated financial statements and related disclosures have been revised to reflect approximately $0.4 million of additional stock-based compensation, net of taxes, during fiscal 2005 and to increase reported additional paid-in-capital and decrease reported retained earnings by $1.9 million, net of taxes, as of July 29, 2006. See Note 16, Stock-Based Awards, for a further discussion of the voluntary stock-based review.

In December 2005, the Company acquired the outstanding common stock of Prince Telecom Holdings, Inc. (“Prince”). In September 2006, the Company acquired the outstanding common stock of Cable Express Holding Company (“Cable Express”). In January 2007, the Company acquired certain assets of a cable television operator. In March 2007, the Company acquired certain assets and assumed certain liabilities of Cavo Communications, Inc. (“Cavo”). The operating results of the businesses acquired by the Company are included in the accompanying consolidated financial statements from their respective acquisition dates.

Accounting Period — The Company uses a fiscal year ending the last Saturday in July. Fiscal 2007, 2006, and 2005 each consisted of 52 weeks.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For the Company, key estimates include those for the recognition of revenue for costs and estimated earnings in excess of billings, allowance for doubtful accounts, accrued self-insured claims, the fair value of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangible assets, and accounting for performance-based stock awards, income taxes, contingencies and litigation. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the financial statements.

Revenue Recognition.  The Company recognizes revenues under the percentage of completion method of accounting using the units of delivery or cost-to-cost measures. A significant majority of the Company’s contracts are based on units of delivery and revenue is recognized as each unit is completed. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Revenues from services provided under time and materials based contracts are recognized when the services are performed. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and any other relevant factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of the Company’s future provision for doubtful accounts.

Cash and Equivalents — Cash and equivalents include cash balances on deposit in banks, overnight repurchase agreements, and various other financial instruments having an original maturity of three months or less.

Restricted Cash — As of July 28, 2007 and July 29, 2006, the Company had approximately $4.5 million and $4.1 million, respectively, in restricted cash which is held as collateral in support of projected workers’ compensation, automobile, employee group health, and general liability obligations. Restricted cash is included in other current assets and other assets in the consolidated balance sheets and changes in restricted cash are reported in cash flows from investing activities in the consolidated statements of cash flows.

Short-term Investments — At July 28, 2007 and July 29, 2006 the Company had no short-term investments. Short-term investments have historically consisted of market auction rate debt securities classified as “available for sale” securities. The Company maintains its investments with various financial institutions and minimizes its credit risk associated with investments by only investing in investment grade, liquid securities. The securities are reported at fair value and the Company uses market quotes provided by third parties to adjust the carrying value of its investments to fair value at the end of each period with any related unrealized gains and losses included as a separate component of stockholders’ equity, net of applicable taxes. Realized gains and losses are included in earnings. There were no material realized or unrealized gains or losses related to the securities for any of the fiscal years presented.

Inventories — Inventories consist primarily of materials and supplies used in the Company’s business and are carried at the lower of cost (first-in, first out) or market (net realizable value). No material obsolescence reserve has been recorded for any of the periods presented.

Property and Equipment — Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives range from: buildings — 15-35 years; leasehold improvements — the term of the respective lease or the estimated useful life of the improvements, whichever is shorter; new vehicles — 3-7 years; used vehicles — 1-7 years; new equipment and machinery — 2-10 years; used equipment and machinery — 1-10 years; and furniture and fixtures — 1-10 years. Amortization of capital lease assets is included in depreciation expense. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income.

Goodwill and Intangible Assets — The Company accounts for goodwill in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company’s reporting units and related intangible assets are tested annually in accordance with SFAS No. 142 during the fourth fiscal quarter of each year to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of the goodwill or indefinite-lived intangibles may be impaired and written down. Goodwill and other indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value below the carrying value. If the Company determines the fair value of the goodwill or other identifiable intangible asset is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s goodwill is reported in multiple reporting units. Due to the cyclical nature of the business, its participation in a highly competitive industry, and a reliance on a few customers, the profitability of the Company’s individual reporting units may periodically suffer from downturns in customer demand or other factors. These factors may have a more pronounced impact on individual reporting units as compared to the Company as a whole. This may adversely affect the fair value of the reporting units. If unfavorable conditions impact the Company’s reporting units, future determinations of fair value may not support the carrying amount of one or more of the Company’s reporting units, and consequently, the related goodwill would need to be written down to an amount considered recoverable.

Long-Lived Tangible Assets — The Company reviews long-lived tangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived tangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Self-Insured Claims Liability.  The Company retains the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with the Company’s services for utility locating. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as accrued self-insured claims. The liability for self-insured claims and related accrued processing costs was $60.0 million and $56.7 million at July 28, 2007 and July 29, 2006, respectively, and included incurred but not reported losses of approximately $28.7 million and $25.4 million, respectively. Based on past experience, the Company expects $26.9 million of the amount accrued at July 28, 2007 to be paid in the next 12 months.

The Company estimates the liability for claims based on facts, circumstances and historical experience. When loss reserves are recorded they are not discounted, even though they will not be paid until some time in the future. Factors affecting the determination of the expected cost for existing and incurred but not reported claims include, but are not limited to, the frequency of future claims, the payment patterns of claims which have been incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations. The calculation of the estimated liability for self-insured claims is inherently subject to uncertainty.

Income Taxes.  The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Per Share Data — Basic earnings per share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted shares and restricted share units. Diluted earnings per share includes the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested time and performance vesting restricted shares and restricted share units. Performance vesting restricted shares and restricted share units are only included in diluted earnings per share calculations for the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period if all the necessary performance conditions are satisfied. Common stock equivalents related to stock options are excluded from diluted earnings per share calculations if their effect would be anti-dilutive. See Note 3, Computation of Earnings Per Share.

Stock-Based Compensation.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which amended SFAS No. 123. SFAS No. 123(R) requires that share-based awards granted to employees be fair valued on the date of grant, with limited exceptions, and the related expense recognized over the requisite service period, which is generally the vesting period of the award. SFAS No. 123(R) became effective for the Company on July 31, 2005, the first day of fiscal 2006. Prior to fiscal 2006, the Company accounted for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) which required recognition of compensation expense using the intrinsic value method, whereby compensation expense was determined as the excess of the market value of the underlying stock over the exercise price of the option at the date of grant.

At the date of adoption, the Company has applied the modified prospective application of SFAS No. 123(R) to all of its stock-based awards. Additionally, beginning in fiscal 2006 the Company has shifted from granting stock options to its employees and officers to granting time and performance-based restricted shares and restricted share units (see Note 16, Stock-Based Awards in the Notes to Consolidated Financial Statements). For performance-based awards, in accordance with SFAS No. 123(R), compensation cost must be recognized over the requisite service period if it is probable that the performance goal will be satisfied.

During the fourth quarter of fiscal 2005, the Company’s Compensation Committee approved the accelerated vesting of all unvested stock options granted to employees and officers under the 1998 Incentive Stock Option Plan and the 2003 Long-term Incentive Plan having per share exercise prices equal to or greater than $23.92 (the closing market price on the date of acceleration). Approximately 1.4 million options to purchase shares became exercisable immediately as a result of the vesting acceleration. The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would have otherwise recognized in its consolidated statement of operations with respect to these accelerated options upon the adoption SFAS No. 123(R). The acceleration of the vesting of these options did not result in a charge based on accounting principles generally accepted in the United States of America. The acceleration did result in the recognition of an additional $18.4 million of pre-tax expense included in the pro forma disclosures for fiscal 2005 and the exclusion of such amounts from compensation expense in future years.

Pro forma information under SFAS No. 123 regarding stock option grants made to the Company’s employees and directors for fiscal 2005 is presented below (dollars in thousands, except per share amounts):

Fiscal Year
Ended 2005

Net income, as reported (including $1.1 million of stock-based compensation expense, net of tax)	$23,871
Deduct: Stock-based employee compensation expense determined under fair value based methods for awards, net of related tax effects	(20,713)

Pro forma net income	$3,158

Earnings per share:
Basic — as reported	$0.49

Basic — pro forma	$0.06

Diluted — as reported	$0.49

Diluted — pro forma	$0.06

The amount of compensation expense recognized in fiscal 2007, 2006, and 2005 and the amounts included in the pro forma disclosures above may not be representative of future stock-based compensation expense as the fair

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of stock-based awards on the date of grant is amortized over the vesting period, and the vesting of certain options were accelerated in fiscal 2005 as described above. As a result of the Company’s voluntary review of its stock-based granting practices, fiscal 2005 pro-forma stock-based compensation has been decreased by $2.2 million, net of taxes. See Note 16, Stock-Based Awards.

Comprehensive Income — During fiscal 2007, 2006, and 2005, the Company did not have any material changes in its equity resulting from non-owner sources and, accordingly, comprehensive income approximated the net income amounts presented for the respective periods in the accompanying consolidated statements of operations.

Fair Value of Financial Instruments — SFAS No. 107, “Fair Value of Financial Instruments” requires certain disclosures regarding the fair value of financial instruments. The Company’s financial instruments consist primarily of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable and accrued expenses, and long-term debt. Excluding the Company’s 8.125% senior subordinated notes due October 2015, the carrying amounts of these instruments approximate their fair value due to the short maturity of these items. The Company determined that the fair value of the 8.125% senior subordinated notes at July 28, 2007 was $146.4 million based on quoted market prices compared to a carrying value of $150.0 million.

Taxes Collected from Customers — In June 2006, the FASB ratified Emerging Issue Task Force (“EITF”) No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” EITF No. 06-3 addresses the income statement presentation of any tax collected from customers and remitted to a government authority and provides that the presentation of taxes on either a gross basis or a net basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22 “Disclosure of Accounting Policies.” The Company’s policy is to present contract revenues net of sales taxes.

Recently Issued Accounting Pronouncements

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more likely than not recognition threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for the Company beginning on July 29, 2007, the first day of fiscal 2008. In May 2007, the FASB issued FASB Staff Position (“FSP”) No. 48-1, “Definition of Settlement in FASB Interpretation No. 48.” This FSP amends FIN 48 to provide guidance that a Company may recognize a previously unrecognized tax benefit if the tax position is effectively (as opposed to “ultimately”) settled through examination, negotiation, or litigation. The Company will apply the guidance of this FSP upon adoption of FIN 48. The Company is currently evaluating the impact of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a measurement framework and expands disclosure requirements. SFAS No. 157 applies to assets and liabilities that are required to be recorded at fair value pursuant to other accounting standards. SFAS No. 157 is effective for the Company at the beginning of fiscal 2009 and is not expected to have a material effect on the Company’s results of operations, financial position, or cash flows.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 15, 2008 and is not expected to have a material effect on the Company’s results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the combined use of a balance sheet approach and an income statement approach in evaluating whether either approach results in an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 had no effect on the Company’s consolidated financial statements.

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

During fiscal 2007, a wholly-owned subsidiary of the Company, Apex Digital, LLC (“Apex”) notified its primary customer of its intention to cease performing installation services in accordance with its contractual rights. Effective December 2006, this customer, a satellite broadcast provider, transitioned its installation service requirements to others and Apex ceased providing these services. As a result, the Company has discontinued the operations of Apex and presented its results separately in the accompanying consolidated financial statements for all periods presented. The summary comparative financial results of the discontinued operations were as follows:

	Fiscal Year Ended
	2007	2006	2005
	(Dollars in thousands)

Contract revenues of discontinued operations	$10,032	$28,700	$28,617
Income (loss) of discontinued operations before income taxes	$(522)	$233	$2,084
Income (loss) of discontinued operations, net of tax	$(318)	$140	$1,267

The following table represents the assets and the liabilities of the discontinued operations:

	2007	2006
	(Dollars in thousands)

Accounts receivable, net	$56	$3,807
Deferred tax assets, net	244	430
Inventories	—	886
Other current assets	7	73

Current assets of discontinued operations	$307	$5,196

Property and equipment, net	$—	$1,253

Non-current assets of discontinued operations	$—	$1,253

Accounts payable	$114	$3,338
Accrued liabilities	825	1,973

Total current liabilities of discontinued operations	$939	$5,311

Other accrued liabilities and deferred taxes	$649	$1,122

Non-current liabilities of discontinued operations	$649	$1,122

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Computation of Earnings Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation as required by SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted shares and restricted share units. Diluted earnings per share includes the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested restricted shares and restricted share units. Performance vesting restricted shares and restricted share units are only included in diluted earnings per share calculations for the period if all the necessary performance conditions are satisfied. Common stock equivalents related to stock options are excluded from diluted earnings per share calculations if their effect would be anti-dilutive.

	Fiscal Year Ended
	2007	2006	2005
	(Dollars in thousands, except per share amounts)

Numerator:
Income from continuing operations	$42,202	$18,040	$22,604
Income (loss) from discontinued operations, net of tax	(318)	140	1,267

Net income	$41,884	$18,180	$23,871

Denominator:
Basic
Weighted-average number of common shares — Basic	40,407,641	41,835,966	48,746,745

Diluted
Weighted-average number of common shares — Basic	40,407,641	41,835,966	48,746,745
Potential common stock arising from stock options, restricted shares and restricted share units	306,254	220,631	437,825

Weighted-average number of common shares — Diluted	40,713,895	42,056,597	49,184,570

Antidilutive weighted shares excluded from the calculation of earnings per share	2,168,547	2,612,460	1,690,194

EARNINGS PER COMMON SHARE — BASIC:
Income from continuing operations	$1.04	$0.43	$0.46
Income (loss) from discontinued operations	(0.01)	—	0.03

Net income(1)	$1.04	$0.43	$0.49

EARNINGS PER COMMON SHARE — DILUTED:
Income from continuing operations	$1.04	$0.43	$0.46
Income (loss) from discontinued operations	(0.01)	—	0.03

Net income	$1.03	$0.43	$0.49

Earnings per share amounts may not add due to rounding.

4.	Acquisitions

In September 2006, the Company acquired the outstanding common stock of Cable Express for a purchase price of approximately $55.2 million and assumed $9.2 million in capital lease obligations. The purchase price included transaction fees of approximately $0.5 million and $6.2 million placed in escrow. The escrowed amount is available to satisfy potential indemnification obligations of the sellers pursuant to the acquisition agreement. Of the $6.2 million escrowed, $4.6 million will be released to the sellers 12 months after closing, while the remaining

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.6 million will be released to the sellers after 24 months, so long as in either instance the amounts are not subject to any claims. Cable Express provides specialty contracting services for leading cable multiple system operators. These services include the installation and maintenance of customer premise equipment, including set top boxes and cable modems. The Company borrowed $50.0 million under its revolving credit agreement to fund this acquisition.

In December 2005, the Company acquired the outstanding common stock of Prince for a purchase price of approximately $65.4 million. The purchase price included transaction fees of approximately $0.3 million and $5.6 million placed in escrow. The escrowed amount is available to satisfy potential indemnification obligations of the sellers pursuant to the acquisition agreement. Of the $5.6 million escrowed, $3.9 million was released to the sellers during fiscal 2007, while the remaining $1.7 million will be released to the sellers in December 2007, so long as this amount is not subject to any claims. Prince provides specialty contracting services for leading cable multiple system operators. These services include the installation and maintenance of customer premise equipment, including set top boxes and cable modems. The Company borrowed $65.0 million under its revolving credit agreement to fund this acquisition.

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

The purchase price allocation for Cable Express is preliminary as the Company continues to assess the valuation of the acquired assets and liabilities. The allocation of purchase price for each acquisition is as follows (dollars in thousands):

	Cable Express	Prince

Assets:
Accounts receivable, net	$8,050	$13,291
Costs and estimated earnings in excess of billings	1,377	1,831
Other current assets	3,630	6,091
Property and equipment	12,440	5,806
Goodwill	34,636	38,489
Intangible assets — customer relationships	22,800	18,400
Intangible assets — tradenames	1,100	1,500
Other assets	139	557

Total assets	84,172	85,965

Liabilities:
Accounts payable	893	2,125
Accrued liabilities	9,262	9,495
Notes Payable	82	4,743
Capital leases payable	9,197	—
Deferred tax liability, net non-current	9,529	4,211

Total liabilities	28,963	20,574

Net assets acquired	$55,209	$65,391

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The operating results of the businesses acquired by the Company are included in the accompanying consolidated financial statements from their respective acquisition dates. The following unaudited pro forma information presents the Company’s consolidated results of operations as if the Cable Express and Prince acquisitions had occurred on July 31, 2005, the first day of the Company’s 2006 fiscal year. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had these acquisitions occurred at the beginning of the periods presented nor is it indicative of future results. Approximately $4.8 million of non-recurring charges incurred by Cable Express are included in the pro forma amounts for fiscal 2007. Approximately $6.2 million of non-recurring charges incurred by Prince are included in the pro forma amounts for fiscal 2006. The non-recurring charges were incurred prior to the acquisitions and primarily related to stock-based compensation expense and acquisition related bonuses. The unaudited pro forma results are as follows:

	Fiscal Year Ended
	2007	2006
	(Dollars in thousands, except per share data)

Total revenues	$1,148,711	$1,109,123
Income from continuing operations before income taxes	$64,803	$34,088
Income from continuing operations	$39,361	$14,419
Net income	$39,044	$14,559
Earnings per share from continuing operations:
Basic	$0.97	$0.34
Diluted	$0.97	$0.34
Earnings per share:
Basic	$0.97	$0.35
Diluted	$0.96	$0.35

In March 2007, the Company acquired certain assets and assumed certain liabilities, including $0.9 million in capital lease obligations, of Cavo for $5.5 million. Cavo provides specialty contracting services for leading cable multiple system operators. These services include the installation and maintenance of customer premise equipment, including set top boxes and cable modems. The purchase price allocation for Cavo is preliminary as the Company continues to assess the valuation of the acquired assets and liabilities. During the second quarter of fiscal 2007, the Company acquired certain assets of a cable television operator for approximately $1.1 million. These acquisitions were not material to the Company’s revenue, results of operations or financial position.

5.	Accounts Receivable

Accounts receivable consist of the following:

	2007	2006
	(Dollars in thousands)

Contract billings	$144,835	$141,948
Retainage	2,249	2,304
Other receivables	766	811

Total	147,850	145,063
Less allowance for doubtful accounts	986	1,964

Accounts receivable, net	$146,864	$143,099

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allowance for doubtful accounts changed as follows:

	Fiscal Year Ended
	2007	2006
	(Dollars in thousands)

Allowance for doubtful accounts at beginning of period	$1,964	$2,845
Allowance for doubtful account balances from acquisitions	—	7
Bad debt recovery, net	(61)	(466)
Amounts charged against the allowance	(917)	(422)

Allowance for doubtful accounts at end of period	$986	$1,964

As of July 28, 2007, the Company expected to collect all retainage balances within the next twelve months. Additionally, the Company believes that none of its significant customers were experiencing significant financial difficulty as of July 28, 2007.

6.	Costs and Estimated Earnings on Contracts in Excess of Billings

Costs and estimated earnings in excess of billings, net, consists of the following:

	2007	2006
	(Dollars in thousands)

Costs incurred on contracts in progress	$76,316	$63,850
Estimated to date earnings	19,076	15,696

Total costs and estimated earnings	95,392	79,546
Less billings to date	712	397

	$94,680	$79,149

Included in the accompanying condensed consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$95,392	$79,546
Billings in excess of costs and estimated earnings	(712)	(397)

	$94,680	$79,149

The Company primarily recognizes revenue for services from contracts based on units of delivery or cost-to-cost measures of the percentage of completion method. The above amounts aggregate these contracts.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment

Property and equipment, including amounts for assets subject to capital leases, consists of the following:

	2007	2006
	(Dollars in thousands)

Land	$2,953	$3,953
Buildings	9,232	9,292
Leasehold improvements	2,104	2,062
Vehicles	198,256	155,171
Furniture and fixtures	34,580	28,945
Equipment and machinery	122,951	112,473

Total	370,076	311,896
Less accumulated depreciation	205,532	186,503

Property and equipment, net	$164,544	$125,393

Depreciation expense and repairs and maintenance, including amounts for assets subject to capital leases, were as follows (dollars in thousands):

	Fiscal Year Ended
	2007	2006	2005
	(Dollars in thousands)

Depreciation expense	$51,002	$42,187	$42,626
Repairs and maintenance expense	$19,802	$17,898	$17,178

8.	Goodwill and Intangible Assets

As of July 28, 2007, the Company had $250.8 million of goodwill, $4.7 million of indefinite-lived intangible assets and $65.4 million of finite-lived intangible assets, net of accumulated amortization. As of July 29, 2006, the Company had $216.2 million of goodwill, $4.7 million of indefinite-lived intangible assets and $44.2 million of finite-lived intangible assets, net of accumulated amortization. The carrying value of goodwill increased by approximately $34.6 million during fiscal 2007 as a result of the acquisition of Cable Express. Goodwill of approximately $0.8 million related to the Cable Express acquisition is expected to be deductible for tax purposes.

During the third quarter of fiscal 2006, the Company recognized a goodwill impairment charge of approximately $14.8 million related to its Can Am Communications (“Can Am”) reporting unit. Although Can Am provides services to significant customers, it had underperformed compared to previous expectations due to its inability to achieve projected revenue growth and due to operational inefficiencies at the level of work performed. Management determined that these factors increased the uncertainty surrounding future levels of revenue expected from Can Am. The Company changed the senior management at Can Am during the later part of fiscal 2006, integrating certain of its operations with another subsidiary of the Company, in order to improve operational efficiency. The combination of the above factors had the effect of reducing the expected future cash flows of the Can Am reporting unit and constitute circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Accordingly, the Company performed an interim goodwill impairment test as of April 29, 2006. As a result of the impairment analysis, management determined that the estimated fair value of the reporting unit was less than its carrying value and, consequently, a goodwill impairment charge was recognized to write off Can Am’s goodwill. The estimate of fair value of the Can Am reporting unit was based on the Company’s projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business and operational strategies. The valuation employed a combination of present value techniques to measure fair value and considered market factors.

As a result of the Company’s fiscal 2005 annual impairment analysis, it was determined that the goodwill of the Company’s White Mountain Cable Construction (“WMCC”) reporting unit was impaired and consequently

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized a goodwill impairment charge of approximately $29.0 million during the fourth quarter of fiscal 2005. This determination was primarily the result of a change in management’s expectations of long-term cash flows from reduced work levels for a significant customer, a shift in the timing of expected cash flows from another customer to later periods in our forecast which reduced the present value of the future cash flows from this customer and WMCC’s operational underperformance during the fourth quarter of 2005. The combination of these factors had an adverse impact on the anticipated future cash flows of the WMCC reporting unit used in the annual impairment analysis performed during the fourth quarter of fiscal 2005.

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

The Company conducted its annual goodwill impairment test during the fourth quarter of fiscal 2007 and the results indicated that the estimated fair value of each of the Company’s reporting units exceeded their carrying value. However, two of the reporting units, one having a goodwill balance of approximately $8.3 million and the other having a goodwill balance of approximately $5.7 million, have recently experienced lower demand from the customers they serve compared to historical levels. As of July 28, 2007, the Company believes the goodwill is recoverable for all of the reporting units; however, there can be no assurances that the goodwill will not be impaired in future periods.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s intangible assets, excluding goodwill, consist of the following:

	Useful Life	2007	2006
	In Years	(Dollars in thousands)

Carrying amount:
Covenants not to compete	5 - 7	$800	$1,189
UtiliQuest tradename	Indefinite	4,700	4,700
Tradenames	4 - 15	2,925	1,825
Customer relationships	5 - 15	77,539	50,660
Backlog	4	—	953

		85,964	59,327
Accumulated amortization:
Covenants not to compete		587	816
Tradenames		527	306
Customer relationships		14,728	8,313
Backlog		—	953

		15,842	10,388

Net		$70,122	$48,939

For finite-lived intangible assets, amortization expense for fiscal 2007, 2006, and 2005 was $6.8 million, $4.3 million, and $3.3 million, respectively. The intangible customer relationships and trade names of Cable Express, acquired September 2006, totaling $22.8 million and $1.1 million, respectively, each have an estimated useful life of 15 years. The intangible customer relationships of Cavo, acquired March 2007, totaling $4.1 million have an estimated useful life of 15 years. Amortization for the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset. Amortization for the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible assets. Estimated amortization expense for fiscal 2008 through fiscal 2012 and thereafter for amortizing intangibles is as follows (dollars in thousands):

2008	$7,289
2009	$6,796
2010	$6,326
2011	$6,039
2012	$5,190
Thereafter	$33,782

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Accrued Self-Insured Claims

The Company retains the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. The following table summarizes the Company’s primary insurance coverage and annual retention amounts which, except with respect to workers’ compensation insurance in three states in which the Company chooses to participate in a state fund, are applicable in all of the states in which the Company operates (dollars in thousands).

Loss Retention — Per Occurrence(a):
Workers’ compensation liability claims	$1,000
Automobile liability claims	$1,000	(b)
General liability claims, except UtiliQuest, LLC	$250	(b)
General liability claims for UtiliQuest, LLC	$2,000	(b)
Employee health plan claims (per participant per annum)	$200
Stop Loss and Umbrella Coverage(c):
Aggregate stop loss coverage for workers’ compensation, automobile and general liability claims	$38,800
Umbrella liability coverage for automobile, general liability, and employer’s liability claims	$95,000

(a)	During fiscal 2007, Prince and Cable Express were added to coverage under the Company’s casualty insurance program at the stated levels. Prior to entering the program, claims for each of these companies related to automobile liability, workers’ compensation, and their employee health plans were primarily covered under guaranteed cost programs. For general liability claims, Prince previously retained the risk of loss to $50,000 per occurrence and Cable Express retained the risk of loss to $25,000 per occurrence. Additionally, prior to joining the Company’s insurance program Prince and Cable Express had umbrella liability coverage for automobile, general liability, and employer’s liability claims to a policy limit of $10.0 million and $7.0 million, respectively.

(b)	In addition, the Company also retains the risk of loss for automobile liability and general liability between $2.0 million and $5.0 million on a per occurrence basis in excess of the retention amount stated in the table.

(c)	For fiscal 2007 the loss retentions are subject to an aggregate stop loss of $38.8 million. In addition, the $2.0 million to $5.0 million loss retention layer set forth in (b) above is subject to an aggregate stop loss of $10.0 million.

Accrued self-insured claims consist of the following:

	2007	2006
	(Dollars in thousands)

Amounts expected to be paid within one year:
Accrued auto, general liability and workers’ compensation	$13,748	$14,038
Accrued employee group health	3,678	2,991
Accrued damage claims	9,476	8,857

	26,902	25,886
Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers’ compensation	25,217	22,410
Accrued damage claims	7,868	8,360

	33,085	30,770

Total accrued self-insured claims	$59,987	$56,656

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

	2007	2006
	(Dollars in thousands)

Accrued payroll and related taxes	$27,870	$21,059
Accrued employee benefit and bonus costs	9,293	6,423
Accrued construction costs	10,272	5,971
Interest payable	3,587	3,632
Other	12,054	7,252

Total other accrued liabilities	$63,076	$44,337

11.	Debt

The Company’s debt consists of the following:

	2007	2006
	(Dollars in thousands)

Senior subordinated notes	$150,000	$150,000
Borrowings under Credit Agreement	10,000	—
Capital leases	6,792	500
Notes payable	18	4,678

	166,810	155,178
Less: current portion	3,301	5,169

Long-term debt	$163,509	$150,009

In October 2005, Dycom Investments, Inc., a wholly-owned subsidiary of the Company, issued $150.0 million principal amount of 8.125% senior subordinated notes (“Notes”) due October 2015. Interest is due semi-annually on April 15th and October 15th of each year. The indenture governing the Notes contains covenants that restrict the Company’s ability to make certain payments, including the payment of dividends, redeem or repurchase our capital stock, incur additional indebtedness and issue preferred stock, make investments, create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell assets, and enter into transactions with affiliates. As of July 28, 2007, the Company was in compliance with all covenants and conditions under the indenture governing the Notes.

In connection with issuance of the Notes, the Company entered into an amendment (the “Amendment”) to its Credit Agreement, which expires in December 2009. After giving effect to the Amendment, the Credit Agreement requires the Company to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.0 as measured at the end of each fiscal quarter, (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain consolidated tangible net worth, which shall be calculated at the end of each fiscal quarter, of not less than $50.0 million plus 50% of consolidated net income (if positive) from September 8, 2005 to the date of computation plus 75% of the equity issuances made from September 8, 2005 to the date of computation. As of July 28, 2007, the Company had $10.0 million of outstanding borrowings due December 2009 and $45.1 million of outstanding letters of credit issued under the Credit Agreement. As of July 28, 2007 these borrowings bear interest at 8.5% per annum. The outstanding letters of credit are primarily issued to insurance companies as part of the Company’s self-insurance program. At July 28, 2007, the Company had borrowing availability of $215.2 million under the Credit Agreement and was in compliance with all financial covenants and conditions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has $6.8 million in capital lease obligations as of July 28, 2007. The capital lease obligations were assumed in connection with the fiscal 2007 acquisitions of Cable Express and Cavo. The capital leases include obligations for certain vehicles and computer equipment and expire at various dates through fiscal year 2011. A note payable in the amount of $3.6 million bearing interest at 6% and capital lease obligations of $0.5 million, both of which were assumed in connection with the fiscal 2004 acquisition of UtiliQuest were repaid during fiscal 2007.

Maturities of the Company’s debt, including long-term and current, are as follows (dollars in thousands):

2008	$3,593
2009	12,574
2010	1,045
2011	27
2012	—
Thereafter	150,000

167,239
Portion representing interest on capital leases	(429)

$166,810

12.	Income Taxes

The components of the provision (benefit) for income taxes for continuing operations are as follows:

	Fiscal Year Ended
	2007	2006	2005
	(Dollars in thousands)

Current:
Federal	$22,002	$19,231	$23,490
State	3,543	2,856	3,964

	25,545	22,087	27,454

Deferred:
Federal	1,360	171	5,133
Foreign	149	(128)	—
State	221	28	834

	1,730	71	5,967

Total tax provision	$27,275	$22,158	$33,421

The provision (benefit) for income taxes for discontinued operations in fiscal 2007, 2006, and 2005 was $(0.2) million, $0.1 million, and $0.8 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred tax provision is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The deferred tax assets and liabilities are comprised of the following:

	2007	2006
	(Dollars in thousands)

Deferred tax assets:
Self-insurance and other non-deductible reserves	$25,576	$24,582
Allowance for doubtful accounts and reserves	907	987
Other	3,115	1,622

	$29,598	$27,191

Deferred tax liabilities:
Property and equipment	$14,687	$13,393
Goodwill and intangibles	18,749	7,581

	$33,436	$20,974

Net deferred tax assets (liabilities)	$(3,838)	$6,217

The Company believes that it is more likely than not that the deferred tax assets will be realized through future taxable income. The difference between the total tax provision and the amount computed by applying the statutory federal income tax rates to pre-tax income from continuing operations is as follows:

	Fiscal Year Ended
	2007	2006	2005
	(Dollars in thousands)

Statutory rate applied to pre-tax income	$24,317	$14,069	$19,609
State taxes, net of federal tax benefit	2,447	1,875	3,119
Write-down of goodwill, with no tax benefit	—	5,192	10,133
Tax effect of non-deductible items	1,199	1,732	1,075
Non-taxable interest income	—	(82)	(107)
Other items, net	(688)	(628)	(408)

Total tax provision	$27,275	$22,158	$33,421

13.	Other income, net

The components of other income, net, are as follows:

	Fiscal Year Ended
	2007	2006	2005
	(Dollars in thousands)

Gain on sale of fixed assets	$8,125	$5,861	$11,002
Miscellaneous income	522	472	951

Total other income, net	$8,647	$6,333	$11,953

14.	Employee Benefit Plans

The Company and its subsidiaries sponsor a defined contribution plan that provides retirement benefits to all employees that elect to participate. Under the plan, participating employees may defer up to 15% of their base pre-tax compensation. The Company contributes 30% of the first 5% of base compensation that a participant contributes

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the plan. The Company’s contributions were $1.3 million, $1.2 million, and $0.9 million in fiscal 2007, 2006, and 2005, respectively.

A subsidiary acquired in fiscal 2007 participates in a multiemployer defined benefit pension plan that covers certain of its employees. The subsidiary makes periodic contributions to the plan to meet the benefit obligations. During fiscal 2007, the subsidiary contributed approximately $2.5 million to the plan.

15.	Capital Stock

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

16.	Stock-Based Awards

The Company’s stock-based award plans comprise the following (collectively, “the Plans”):

•	the 1991 Incentive Stock Option Plan (“1991 Plan”)

•	the Arguss Communications, Inc. 1991 Stock Option Plan (“1991 Arguss Plan”)

•	the 1998 Incentive Stock Option Plan (“1998 Plan”)

•	the 2001 Directors Stock Option Plan (“2001 Directors Plan”)

•	the 2002 Directors Restricted Stock Plan (“2002 Directors Plan”)

•	the 2003 Long-term Incentive Plan (“2003 Plan”)

The outstanding options under the 1991 Plan, the 1991 Arguss Plan, the 1998 Plan, and the 2003 Plan are fully vested. Options granted under the 2001 Directors Plan, vest and become exercisable ratably over a four-year period, beginning on the date of the grant. The Company’s policy is to issue new shares to satisfy equity awards under the Plans. Under the terms of the current plans, stock options are granted at the closing price on the date of the grant and are exercisable over a period of up to ten years.

Under the Company’s 2002 Directors Plan, the Company has authorized 100,000 shares of the Company’s common stock for issuance to non-employee directors. Under the plan, the non-employee directors are required to receive a pre-determined percentage of their annual retainer fees in restricted shares of the Company’s common stock based on the number of Dycom shares they own. Additionally, there were 16,863 restricted units awarded to the non-employee directors under the plan in December 2006. These restricted units vest ratably over a three year period. Each restricted unit will be settled in one share of the Company’s common stock upon vesting. The vesting may be accelerated in the event the non-employee director is not nominated or re-elected at a subsequent annual shareholder meeting or upon termination of service, so long as the Board of Directors consents to the termination of service.

On October 17, 2006, the Compensation Committee of the Board of Directors approved an amendment to the 2003 Plan to increase the aggregate number of shares available for issuance by 2,000,000. On November 21, 2006, Dycom shareholders approved the amendment. The following table lists the number of shares available and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding under each plan as of July 28, 2007, including restricted performance shares and units that will be issued under outstanding awards if certain performance goals are met:

			Unvested
			Restricted
		Outstanding	Shares and	Shares
	Plan	Stock	Units	Available for
	Expiration	Options	Outstanding	Grant

1991 Plan	Expired	45,000	—	—
1991 Arguss Plan(a)	N/A	66,589	—	—
2001 Directors Plan	2011	86,501	—	131,999
2002 Directors Plan	2012	—	14,454	61,923
1998 Plan(b)	2008	1,475,906	—	760,314
2003 Plan	2013	820,347	924,244	1,999,487

		2,494,343	938,698	2,953,723

(a)	No further options will be granted under the 1991 Arguss Plan.

(b)	The 760,314 available shares under the 1998 Plan that have been authorized but not issued are available for grant under the 2003 Plan.

The following tables summarize the stock-based awards outstanding at July 28, 2007:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Subject to	Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value
				(In thousands)

Options outstanding	2,494,343	$29.78	5.2	$7,036

Options exercisable	2,446,216	$29.91	5.1	$6,786

			Weighted
		Weighted	Average	Aggregate
	Restricted	Average	Remaining	Intrinsic
	Shares/Units	Grant Price	Vesting Period	Value
				(In thousands)

Unvested time vesting shares/units	156,766	$23.37	2.2	$4,355

Unvested performance vesting shares/units	781,932	$21.57	2.1	$21,722

The aggregate intrinsic value for stock options and restricted shares and units in the preceding tables represents the total intrinsic value, based on the Company’s closing stock price of $27.78 as of July 28, 2007. These amounts represent the total intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date, before any applicable taxes. During fiscal 2007, 2006, and 2005, the total intrinsic value of stock options exercised was $3.7 million, $1.4 million, and $2.4 million, respectively. During fiscal 2007, 2006, and 2005, the total fair value of restricted stock vested was $3.9 million, $0.9 million, and $0.8 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the stock-based awards activity during the fiscal 2007:

			Unvested Time Restricted		Unvested Performance
	Stock Options		Shares/Units		Restricted Shares/Units
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Grant		Grant
	Shares	Price	Shares/Units	Price	Shares/Units	Price

Outstanding as of July 29, 2006	3,063,692	$28.53	139,568	$25.61	490,908	$22.11
Granted	22,000	$20.80	73,447	$20.86	659,696	$21.29
Exercised/Vested	(409,944)	$17.20	(53,551)	$25.88	(129,878)	$22.11
Forfeited or cancelled	(116,004)	$31.27	(2,698)	$21.64	(238,794)	$21.63
Expired	(65,401)	$44.55	—	N/A	—	N/A

Outstanding as of July 28, 2007	2,494,343	$29.78	156,766	$23.37	781,932	$21.57

During fiscal 2007, the Company granted time-based and performance-based restricted stock units. Previously, the Company granted time-based and performance-based restricted shares which are considered issued and outstanding as of the grant date and carry voting and dividend rights. The fair value of restricted shares and units is estimated on the date of grant and is generally equal to the closing stock price of the Company on the date of grant. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions including: expected volatility based on the historical price of the Company’s stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on the Company’s history and expectation of dividend payments. The following table summarizes the average fair value of stock options and restricted shares and units granted during fiscal 2007, 2006, and 2005.

	Fiscal Year Ended
	2007	2006	2005

Weighted average fair value of restricted stock and units granted	$21.25	$22.05	$29.40
Weighted average fair value of stock options granted	$13.79	$13.57	$19.71
Stock option assumptions:
Risk-free interest rate	4.6%	4.4%	3.6%

Expected life (years)	9.0	9.0	6.0

Expected volatility	53.7%	54.7%	58.7%

Expected Dividends	—	—	—

The time vesting restricted shares and units granted to employees and officers of the Company vest ratably over a period of four years. Each restricted unit will be settled in one share of the Company’s common stock on the vesting date. Upon each annual vesting, 50% of the newly vested shares (net of any shares used to satisfy tax withholding obligations) are restricted from sale or transferability (“restricted holdings”). The restrictions on sale or transferability of the restricted holdings will end 90 days after termination of employment of the holder. When the holder has accumulated restricted holdings having a value equal to or greater than the holder’s annual base salary then in effect, future grants will no longer be subject to the restriction on transferability.

The performance vesting restricted shares and units were granted to employees and officers of the Company and represent the maximum number of awards which may vest under the grant. Each restricted unit will be settled in one share of the Company’s common stock upon vesting. The performance vesting restricted shares and units vest over a three year period from grant date, if certain annual Company performance targets are met. The performance targets are based on a combination of the Company’s fiscal year operating earnings (adjusted for certain amounts) as a percentage of contract revenues and the Company’s fiscal year operating cash flow level. Additionally, the awards

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include three year performance goals with similar measures as the fiscal year targets which if met result in supplemental shares awarded.

Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the consolidated statement of operations. The compensation expense and the related tax benefit recognized related to stock options, restricted stock and restricted units for fiscal 2007, 2006, and 2005 is as follows:

	Fiscal Year Ended
	2007	2006	2005
	(Dollars in thousands)

Stock-based compensation expense	$6,220	$4,730	$1,528
Tax benefit recognized	(2,534)	(1,485)	(401)

The amount of compensation expense recognized during fiscal 2007 and 2006 may not be representative of future stock-based compensation expense as the fair value of stock-based awards on the date of grant is amortized over the vesting period, and the vesting of certain stock options were accelerated in fiscal 2005 prior to the implementation of SFAS No. 123(R).

Under the Plans, the maximum total unrecognized compensation expense and weighted-average period over which the expense would be recognized as of July 28, 2007 is shown below. For performance based awards, the unrecognized compensation cost is based upon the maximum amount of restricted stock and units that can be earned under outstanding awards. If the performance goals are not met, no compensation expense will be recognized for these shares/units and any compensation expense recognized previously for those shares/units will be reversed.

	Unrecognized	Weighted-
	Compensation	Average
	Expense	Period
	(In thousands)	(In years)

Stock options	$517	2.0
Unvested time vesting shares/units	$2,567	2.2
Unvested performance vesting shares/units	$14,085	2.1

During fiscal 2007, 2006, and 2005, the Company received cash of $7.1 million, $2.8 million, and $4.0 million respectively, from the exercise of stock options and realized a tax benefit of approximately $2.9 million, $0.6 million, and $1.6 million, respectively.

Stock Option Analysis

During the first quarter of fiscal 2007, in response to a public letter to Financial Executives International and the American Institute of Certified Public Accountants from the Office of the Chief Accountant of the Securities and Exchange Commission dated September 19, 2006, the Company initiated a voluntary review of its stock-based award granting practices covering the period from August 1, 1996 (the first day of fiscal 1997) through October 28, 2006. The Company found that the number and exercise price of all stock-based awards were approved by the applicable committee of the Board of Directors. Additionally, no instances of intentional back dating of equity awards nor any evidence of fraud or manipulative conduct associated with the Company’s granting practices was discovered during this review. However, in some instances, primarily associated with annual grants, the administrative activities necessary to complete the allocation of stock options to individual employees were not final at the grant date. APB No. 25 provides that the measurement date of an award can not occur until the number of shares that the individual employee is entitled to receive is finalized.

Pursuant to APB No. 25, proper measurement dates were not applied for certain awards as the administrative activities related to the allocation of the stock options to employees had not been finalized as of the grant date. The Company performed a voluntary review and considered the available information related to each of the stock-based awards and applied judgment in determining the appropriate measurement date. In certain instances, the stock price increased from the grant date to the measurement date which resulted in additional non-cash stock-based

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense. The Company determined the impact to the consolidated operating results of applying the new measurement date to the awards would not change fiscal 2006 results, but would reduce fiscal 2005 results by approximately $0.4 million, net of taxes. For each year between fiscal 1998 through fiscal 2004, the impact of the non-cash stock-based compensation expense, net of taxes, was less than $0.3 million per year with no impact upon fiscal 1997. Pursuant to the footnote disclosure provisions of SFAS No. 123 and SFAS No. 148, the Company determined the pro forma non-cash stock-based compensation expense would decrease by approximately $2.2 million for fiscal 2005 resulting in an increase in pro forma net income. For fiscal 1997 through fiscal 2004, the Company determined the footnote disclosure of pro forma non-cash stock-based compensation expense and pro forma net income (loss) would change by less than $0.2 million on an annual basis.

The Company has determined that the impact of the above amounts is not material to net income (loss), earnings (loss) per share, additional paid-in capital, retained earnings and pro-forma disclosures for all periods between fiscal 1997 through the period ended July 29, 2006 and with respect to the trends in earnings. The consolidated statements of operations, consolidated statements of stockholder’s equity and consolidated statements of cash flows for fiscal 2005 includes an increase of $0.4 million, net of taxes, for non-cash stock-based compensation expense. The consolidated balance sheet as of July 29, 2006 includes an adjustment of $1.9 million to increase additional paid-in capital and decrease retained earnings from the amounts previously reported reflecting the cumulative impact of the non-cash stock-based compensation expense, net of taxes.

17.	Related Party Transactions

Related party transactions.  The Company leases administrative offices from entities related to officers of certain of our subsidiaries. The total expense under these arrangements for each of fiscal 2007, 2006, and 2005 was $1.3 million. The Company paid approximately $0.7 million, $0.6 million, and $0.3 million for fiscal 2007, 2006, and 2005, respectively, in subcontracting services to entities related to officers of certain of its subsidiaries. Additionally, the Company paid approximately $0.2 million in each of fiscal 2007, 2006, and 2005 to officers of certain of its subsidiaries for other business purposes.

The remaining future minimum lease commitments under these arrangements during each fiscal year through fiscal year 2012 and thereafter is as follows (dollars in thousands):

Future Minimum
Lease Payments

2008	$846
2009	403
2010	7
2011	7
2012	7
Thereafter	93

Total	$1,363

18.	Concentration of Credit Risk

The Company’s operating subsidiaries obtain contracts from both public and private concerns. For the last three fiscal years, revenues from AT&T, Inc. (“AT&T”), Verizon Communications, Inc. (“Verizon”), and Comcast Cable Corporation (“Comcast”) represented the following percentages of total revenue from continuing operations:

	Fiscal Year Ended
	2007	2006	2005

AT&T*	19.2%	22.8%	18.1%
Verizon	17.9%	19.1%	25.9%
Comcast	11.6%	8.6%	11.5%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

*	For comparison purposes, BellSouth and AT&T revenues have been combined for periods prior to their December 2006 merger.

Financial instruments which subject the Company to concentrations of credit risk consist almost entirely of trade accounts receivable. AT&T, Verizon, and Comcast represent a significant portion of the Company’s customer base. As of July 28, 2007, the total outstanding trade receivables from AT&T, Verizon, and Comcast were approximately $20.6 million or 13.9%, $28.0 million or 18.9%, and $20.6 million or 13.9%, respectively, of the outstanding trade receivables.

19.	Commitments and Contingencies

In the normal course of business, there are transactions for which the ultimate tax outcome is uncertain. Consequently, judgment is required in determining the provision for income taxes and the associated income tax assets and liabilities. The Company regularly assesses its position with regard to individual tax exposures and records liabilities for uncertain tax positions in accordance with SFAS No. 5, “Accounting for Contingencies”. These liabilities reflect management’s best estimate of the likely outcomes of current and potential future audits. During fiscal 2007, the Company was notified that its fiscal 2003 and 2004 income tax returns were selected for examination by the Internal Revenue Service. Management believes its provision for income taxes is adequate; however, any material assessment could adversely affect the Company’s results of operations, cash flows and liquidity.

A number of the Company’s competitors have been subject to class action lawsuits alleging violations of the Fair Labor Standards Act and state wage and hour laws. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. The Company has been contacted by counsel representing current and former employees alleging similar violations at certain of its subsidiaries. These subsidiaries currently employ approximately 2,800 people. In an effort to avoid the expense of class action litigation and to timely resolve this matter, the parties have engaged a third party to mediate discussions.

Additionally, in December 2006, two former employees of Apex, a wholly-owned subsidiary that was discontinued during the quarter ended January 27, 2007, commenced a lawsuit against the subsidiary in Illinois State Court. The lawsuit alleges that Apex violated certain minimum wage laws under the Fair Labor Standards Act and related state laws by failing to comply with applicable minimum wage and overtime pay requirements. The plaintiffs seek damages and costs. They also seek to certify, and eventually notify, a class consisting of former employees who, since December 2004, have worked for Apex. On January 30, 2007 the case was removed to the United States District Court for the Northern District of Illinois. In July 2007, plaintiffs amended the complaint to include the Company as a defendant. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. The Company intends to vigorously defend itself against this lawsuit.

Regardless of whether any of the foregoing allegations are valid or whether the Company is ultimately determined to be liable, these claims may be expensive to defend and/or settle and may adversely affect the Company’s financial condition and results of operations or cash flows.

From time to time, the Company and certain of its subsidiaries are also party to various claims and legal proceedings in the normal course of business. It is the opinion of the Company’s management, based on information available at this time, that none of such pending normal course of business claims or legal proceedings will have a material effect on the Company’s consolidated financial statements.

The Company and its subsidiaries have operating leases covering office facilities, vehicles, and equipment that have original noncancelable terms in excess of one year. Certain of these leases contain renewal provisions and generally require the Company to pay insurance, maintenance, and other operating expenses. Total expense incurred under these operating lease agreements, excluding the transactions with related parties (see Note 17), for fiscal 2007, 2006, and 2005, was $8.4 million, $6.9 million, and $5.9 million, respectively. The Company also incurred rental expense of approximately $7.8 million, $9.9 million, and $7.1 million, respectively, related to facilities, vehicles, and equipment which are being leased under original terms that are less than one year. The future

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

minimum obligation during each fiscal year through fiscal 2012 and thereafter under the leases with noncancelable terms in excess of one year is as follows:

Future Minimum
Lease Payments
(Dollars in thousands)

2008	$7,301
2009	4,840
2010	3,152
2011	1,931
2012	1,152
Thereafter	4,364

Total	$22,740

Performance Bonds and Guarantees.

The Company has obligations under performance bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform it’s obligations under contract. As of July 28, 2007, the Company has $46.6 million of outstanding performance bonds. As of July 28, 2007, no events have occurred in which the customers have exercised their rights under the performance bonds.

Included in the above amount is an outstanding performance bond of $10.6 million issued in favor of a customer where the Company is no longer the party performing the contract. This guarantee for the third party’s performance arose in connection with the disposition of the contract for which the bond has been procured. The term of the bond is less than one year and the obligations under the customer contract are expected to be performed in a satisfactory manner by the current performing party. In accordance with FIN No. 45, “Accounting and Disclosure Requirements for Guarantees”, the Company has recorded the estimated fair market value of the guarantee of approximately $0.1 million in accrued liabilities as of July 28, 2007. The Company is not holding any collateral; however, it does have recourse to the party performing the contract with respect to claims related to periods subsequent to the disposition of the contract.

The Company, from time to time, guarantees obligations of its wholly-owned subsidiaries, including certain lease obligations and, in certain states, the subsidiaries obligations in connection with obtaining a contractor license.

20.	Segment Information

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting segment due to their similar economic characteristics, products and production methods, and distribution methods. The following table presents information regarding revenues by type of customer:

	Fiscal Year Ended
	2007	2006	2005
	(Dollars in thousands)

Telecommunications	$849,897	$717,225	$704,391
Utility line locating	214,656	218,418	213,161
Electric utilities and other construction and maintenance	73,259	59,330	40,458

Total contract revenues	$1,137,812	$994,973	$958,010

One of the Company’s subsidiaries earned revenues from contracts in Canada of approximately $4.7 million and $0.6 million in fiscal 2007 and fiscal 2006, respectively. The Company had no revenues from contracts in Canada during fiscal 2005. Additionally, the Company had no material long-lived assets in the Canadian operations at July 28, 2007 and July 29, 2006.

21.	Quarterly Financial Data (Unaudited)

In the opinion of management, the following unaudited quarterly data for fiscal 2007 and 2006 reflect all adjustments (consisting of normal recurring accruals), which are necessary to present a fair presentation of amounts shown for such periods. During fiscal 2007, the Company discontinued the operations of a wholly-owned subsidiary and has presented its results separately in the selected quarterly financial data above for all periods presented (see Note 2, Discontinued Operations). The earnings per common share calculation for each quarter is based on the weighted average shares of common stock outstanding plus the dilutive effect of stock options and restricted shares and units.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share amounts)

Fiscal 2007(1):
Revenues	$270,553	$258,293	$291,643	$317,324
Gross Profit	$52,788	$47,522	$57,986	$64,266
Income from Continuing Operations	$9,526	$5,648	$12,570	$14,458
Income (Loss) from Discontinued Operations	$34	$(63)	$(125)	$(164)
Net Income	$9,560	$5,585	$12,445	$14,294
Earnings per Common Share — Basic:
Income from continuing operations	$0.24	$0.14	$0.31	$0.36
Income (loss) from discontinued operations	—	—	—	—

Net income	$0.24	$0.14	$0.31	$0.35

Earnings per Common Share — Diluted:
Income from continuing operations	$0.24	$0.14	$0.31	$0.35
Income (loss) from discontinued operations	—	—	—	—

Net income	$0.24	$0.14	$0.31	$0.35

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share amounts)

Fiscal 2006(2)(3):
Revenues	$253,642	$237,091	$251,077	$253,163
Gross Profit	$46,364	$40,097	$46,768	$50,534
Income (Loss) from Continuing Operations	$10,519	$3,871	$(6,488)	$10,138
Income (Loss) from Discontinued Operations	$203	$—	$(15)	$(49)
Net Income (Loss)	$10,722	$3,871	$(6,503)	$10,089
Earnings (Loss) per Common Share — Basic:
Income (loss) from continuing operations	$0.22	$0.10	$(0.16)	$0.25
Income (loss) from discontinued operations	—	—	—	—

Net income (loss)	$0.23	$0.10	$(0.16)	$0.25

Earnings (Loss) per Common Share — Diluted:
Income (loss) from continuing operations	$0.22	$0.10	$(0.16)	$0.25
Income (loss) from discontinued operations	—	—	—	—

Net income (loss)	$0.23	$0.10	$(0.16)	$0.25

Earnings per share amounts may not add due to rounding. Additionally, the sum of the quarterly results may not equal the reported annual amounts due to rounding.

(1)	The Company acquired the outstanding common stock of Cable Express in September 2006.

(2)	The Company acquired the outstanding common stock of Prince in December 2005.

(3)	During the third quarter of fiscal 2006, the Company incurred a goodwill impairment charge of $14.8 million related to its Can-Am reporting unit, as the result of an interim impairment test in accordance with SFAS No. 142 (see Note 8).

22.	Supplemental Consolidating Financial Statements

During the first quarter of fiscal 2006, the Company completed an offering of $150.0 million of 8.125% senior subordinated notes (see Note 11). The Notes were issued by Dycom Investments, Inc. (“Issuer”), a wholly owned subsidiary of the Company. The following consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent”) on a parent only basis, (ii) the Issuer, (iii) the guarantor subsidiaries for the Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
JULY 28, 2007

				Non-	Eliminations
			Subsidiary	Guarantor	and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
			(Dollars in thousands)

ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$18,304	$558	$—	$18,862
Accounts receivable, net	3	—	145,210	1,651	—	146,864
Costs and estimated earnings in excess of billings	—	—	95,310	82	—	95,392
Deferred tax assets, net	1,150	—	14,174	154	—	15,478
Inventories	—	—	8,221	47	—	8,268
Other current assets	1,980	—	5,129	157	—	7,266
Current assets of discontinued operations	—	—	307	—	—	307

Total current assets	3,133	—	286,655	2,649	—	292,437

Property and equipment, net	10,312	—	150,104	4,220	(92)	164,544
Goodwill	—	—	250,830	—	—	250,830
Intangible assets, net	—	—	70,122	—	—	70,122
Deferred tax assets, net non-current	7	—	—	—	(7)	—
Investment in subsidiaries	735,765	997,947	—	—	(1,733,712)	—
Intercompany receivables	—	—	402,801	—	(402,801)	—
Other	3,778	3,947	4,099	7	—	11,831

Total non-current assets	749,862	1,001,894	877,956	4,227	(2,136,612)	497,327

TOTAL	$752,995	$1,001,894	$1,164,611	$6,876	$(2,136,612)	$789,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,411	$—	$26,845	$119	$—	$30,375
Current portion of debt	—	—	3,301	—	—	3,301
Billings in excess of costs and estimated earnings	—	—	712	—	—	712
Accrued self-insured claims	627	—	25,959	316	—	26,902
Income taxes payable	1,947	—	—	—	—	1,947
Other accrued liabilities	5,292	3,546	53,448	790	—	63,076
Current liabilities of discontinued operations	—	—	939	—	—	939

Total current liabilities	11,277	3,546	111,204	1,225	—	127,252
LONG-TERM DEBT	10,000	150,000	3,509	—	—	163,509
ACCRUED SELF-INSURED CLAIMS	943	—	31,629	513	—	33,085
DEFERRED TAX LIABILITIES, net non-current	—	—	19,202	121	(7)	19,316
INTERCOMPANY PAYABLES	284,834	112,583	—	5,418	(402,835)	—
OTHER LIABILITIES	1,310	—	12	—	—	1,322
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	—	649	—	—	649

Total liabilities	308,364	266,129	166,205	7,277	(402,842)	345,133

Total stockholders’ equity	444,631	735,765	998,406	(401)	(1,733,770)	444,631

TOTAL	$752,995	$1,001,894	$1,164,611	$6,876	$(2,136,612)	$789,764

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED JULY 28, 2007

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)

REVENUES:
Contract revenues	$—	$—	$1,132,565	$5,247	$—	$1,137,812

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	911,051	4,502	(303)	915,250
General and administrative	22,913	545	64,839	1,793	—	90,090
Depreciation and amortization	1,011	—	56,368	420	—	57,799
Intercompany charges (income) , net	(17,528)	—	14,976	2,157	395	—

Total	6,396	545	1,047,234	8,872	92	1,063,139

Interest income	7	—	959	—	—	966
Interest expense	(1,590)	(12,510)	(709)	—	—	(14,809)
Other income (expense), net	(370)	—	8,958	59	—	8,647

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(8,349)	(13,055)	94,539	(3,566)	(92)	69,477
PROVISION (BENEFIT) FOR INCOME TAXES	(3,278)	(5,125)	37,114	(1,400)	(36)	27,275

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(5,071)	(7,930)	57,425	(2,166)	(56)	42,202
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(318)	—	—	(318)

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(5,071)	(7,930)	57,107	(2,166)	(56)	41,884
EQUITY IN EARNINGS OF SUBSIDIARIES	46,955	54,885	—	—	(101,840)	—

NET INCOME (LOSS)	$41,884	$46,955	$57,107	$(2,166)	$(101,896)	$41,884

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED JULY 29, 2006

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)

REVENUES:
Contract revenues	$—	$—	$994,395	$578	$—	$994,973

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	810,878	332	—	811,210
General and administrative	17,697	605	58,380	1,834	—	78,516
Depreciation and amortization	408	—	45,732	327	—	46,467
Goodwill impairment charge	—	—	14,835	—	—	14,835
Intercompany charges (income) , net	(15,788)	—	13,897	1,891	—	—

Total	2,317	605	943,722	4,384	—	951,028

Interest income	52	—	1,859	—	—	1,911
Interest expense	(1,602)	(10,025)	(364)	—	—	(11,991)
Other income, net	(58)	—	6,391	—	—	6,333

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(3,925)	(10,630)	58,559	(3,806)	—	40,198
PROVISION (BENEFIT) FOR INCOME TAXES	(1,580)	(4,280)	29,551	(1,533)	—	22,158

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(2,345)	(6,350)	29,008	(2,273)	—	18,040
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	140	—	—	140

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(2,345)	(6,350)	29,148	(2,273)	—	18,180
EQUITY IN EARNINGS OF SUBSIDIARIES	20,525	26,875	—	—	(47,400)	—

NET INCOME (LOSS)	$18,180	$20,525	$29,148	$(2,273)	$(47,400)	$18,180

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED JULY 30, 2005

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)

REVENUES:
Contract revenues	$—	$—	$953,159	$4,851	$—	$958,010

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	758,229	3,959	—	762,188
General and administrative	19,477	383	54,685	3,244	—	77,789
Depreciation and amortization	372	—	44,787	775	—	45,934
Goodwill impairment charge	—	—	28,951	—	—	28,951
Intercompany charges (income) , net	(15,137)	13	12,848	2,276	—	—

Total	4,712	396	899,500	10,254	—	914,862

Interest income	62	—	881	397	—	1,340
Interest expense	—	—	(416)	—	—	(416)
Other income, net	(2)	—	7,870	4,085	—	11,953

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(4,652)	(396)	61,994	(921)	—	56,025
PROVISION (BENEFIT) FOR INCOME TAXES	(1,092)	—	33,030	1,483	—	33,421

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(3,560)	(396)	28,964	(2,404)	—	22,604
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	1,267	—	—	1,267

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(3,560)	(396)	30,231	(2,404)	—	23,871
EQUITY IN EARNINGS OF SUBSIDIARIES	27,431	27,827	—	—	(55,258)	—

NET INCOME (LOSS)	$23,871	$27,431	$30,231	$(2,404)	$(55,258)	$23,871

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED JULY 28, 2007

					Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)

Net cash provided by operating activities	$1,760	$—	$105,173	$1,528	$—	$108,461

Cash flows from investing activities:
Restricted cash	(546)	—	150	—	—	(396)
Capital expenditures	(6,310)	—	(69,817)	(989)	—	(77,116)
Proceeds from sale of assets	2,149	—	12,636	—	—	14,785
Cash paid for acquisitions	(1,135)	—	(60,710)	—	—	(61,845)

Net cash used in investing activities	(5,842)	—	(117,741)	(989)	—	(124,572)

Cash flows from financing activities:
Proceeds from long-term debt	115,000	—	—	—	—	115,000
Principal payments on long-term debt	(105,000)	—	(8,627)	—	—	(113,627)
Exercise tax benefit from share based awards	382	—	—	—	—	382
Restricted stock tax withholdings	(1,100)	—	—	—	—	(1,100)
Exercise of stock options and other	7,050	—	—	—	—	7,050
Intercompany funding	(12,250)	—	12,250	—	—	—

Net cash provided by financing activities	4,082	—	3,623	—	—	7,705

Net decrease in cash and equivalents	—	—	(8,945)	539	—	(8,406)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	27,249	19	—	27,268

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$18,304	$558	$—	$18,862

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED JULY 29, 2006

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$(2,250)	$—	$104,281	$243	$—	$102,274

Cash flows from investing activties:
Restricted cash	(291)	—	—	—	—	(291)
Capital expenditures	—	—	(56,805)	(335)	—	(57,140)
Proceeds from sale of assets	—	—	9,810	—	—	9,810
Purchase of short-term investments	—	—	(79,985)	—	—	(79,985)
Proceeds from the sale of short-term investments	—	—	79,985	—	—	79,985
Cash paid for acquisitions	—	—	(65,391)	—	—	(65,391)

Net cash used in investing activities	(291)	—	(112,386)	(335)	—	(113,012)

Cash flows from financing activties:
Debt issuance costs	(284)	(4,520)	—	—	—	(4,804)
Proceeds from long-term debt	98,000	150,000	—	—	—	248,000
Principal payments on long - term debt	(98,000)	—	(6,650)	—	—	(104,650)
Repurchases of common stock	(186,235)	—	—	—	—	(186,235)
Exercise tax benefit from share based awards	48	—	—	—	—	48
Restricted stock tax withholdings	(232)	—	—	—	—	(232)
Exercise of stock options and other	2,817	—	—	—	—	2,817
Intercompany funding	186,427	(145,480)	(40,947)	—	—	—

Net cash (used in) provided by financing activities	2,541	—	(47,597)	—	—	(45,056)

Net decrease in cash and equivalents	—	—	(55,702)	(92)	—	(55,794)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	82,951	111	—	83,062

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$27,249	$19	$—	$27,268

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DYCOM INDUSTRIES, INC AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED JULY 30, 2005

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)

Net cash provided (used in) by operating activities	$(304)	$—	$92,381	$(4,645)	$—	$87,432

Cash flows from investing activties:
Restricted cash	(1,612)	—	4,536	—	—	2,924
Capital expenditures	(623)	—	(62,925)	(995)	—	(64,543)
Proceeds from sale of assets	5	—	10,514	5,659	—	16,178
Purchase of short-term investments	—	—	(65,649)	—	—	(65,649)
Proceeds from the sale of short-term investments	—	—	85,659	—	—	85,659
Intercompany advances	—	—	(8,527)	—	8,527	—
Cash paid for acquisitions	(8,527)	—	—	—	—	(8,527)

Net cash (used in) provided by investing activities	(10,757)	—	(36,392)	4,664	8,527	(33,958)

Cash flows from financing activties:
Debt issuance costs	(1,434)	—	—	—	—	(1,434)
Principal payments on long-term debt	—	—	(4,329)	—	—	(4,329)
Exercise of stock options and other	3,968	—	—	—	—	3,968
Intercompany funding	8,527	—	—	—	(8,527)	—

Net cash (used in) provided by financing activities	11,061	—	(4,329)	—	(8,527)	(1,795)

Net increase in cash and equivalents	—	—	51,660	19	—	51,679
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	31,291	92	—	31,383

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$82,951	$111	$—	$83,062

23.	Subsequent Event

On August 28, 2007, the Company’s Board of Directors authorized the repurchase of up to $15 million of its common stock. The stock repurchases are authorized to be made through February 2009 in open market or private transactions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dycom Industries, Inc.
Palm Beach Gardens, Florida

We have audited the accompanying consolidated balance sheets of Dycom Industries, Inc. and subsidiaries (the “Company”) as of July 28, 2007 and July 29, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 28, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dycom Industries, Inc. and subsidiaries as of July 28, 2007 and July 29, 2006, and the results of their operations and their cash flows for each of the three years in the period ended July 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 28, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 4, 2007 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
September 4, 2007

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making our assessment of changes in internal control over financial reporting as of July 28, 2007, we have excluded Cable Express Holding Company, which we acquired on September 14, 2006. These operations represent approximately 10.3% and 7.4% of our total assets and total liabilities at July 28, 2007, respectively, and approximately 6.4% of our total contract revenues from continuing operations for the year ended July 28, 2007.

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

In accordance with the Securities and Exchange Commission’s published guidance, our assessment of internal control over financial reporting excludes Cable Express Holding Company, which we acquired on September 14, 2006. These operations represent approximately 10.3% and 7.4% of our total assets and total liabilities at July 28, 2007, respectively, and approximately 6.4% of our total contract revenues from continuing operations for the year ended July 28, 2007.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 28, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dycom Industries, Inc.
Palm Beach Gardens, Florida

We have audited the internal control over financial reporting of Dycom Industries, Inc. and subsidiaries (the “Company”) as of July 28, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Cable Express Holding Company, which was acquired on September 14, 2006 and whose financial statements constitute 12% and 10% of net and total assets, respectively, and 6% of revenues of the consolidated financial statement amounts as of and for the year ended July 28, 2007. Accordingly, our audit did not include the internal control over financial reporting at Cable Express Holding Company. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 28, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 28, 2007 of the Company and our report dated September 4, 2007 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
September 4, 2007

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

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

			Executive
Name	Age	Office	Officer Since

Steven E. Nielsen	44	Chairman, President, Chief Executive Officer	February 26, 1996
Timothy R. Estes	53	Executive Vice President and Chief Operating Officer	September 1, 2001
Richard L. Dunn	58	Senior Vice President and Chief Financial Officer	January 28, 2000
Richard B. Vilsoet	54	Vice President, General Counsel and Corporate Secretary	June 11, 2005
H. Andrew DeFerrari	38	Vice President and Chief Accounting Officer	November 22, 2005

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

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers which is a code of ethics as that term is defined in Item 406(b) of Regulation S-K and which applies to its Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. The Code of Ethics for Senior Financial Officers is available on the Company’s Internet website at www.dycomind.com. If the Company makes any substantive amendments to, or a waiver from, provisions of the Code of Ethics for Senior Financial Officers, it will disclose the nature of such amendment, or waiver, on that website or in a report on Form 8-K.

Item 11.	Executive Compensation

The information required by Item 402 of Regulation S-K regarding executive compensation is included under Compensation Discussion and Analysis in the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the ownership of certain of the Registrant’s beneficial owners and management and related stockholder matters is hereby incorporated by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

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

3. Exhibits furnished pursuant to the requirements of Form 10-K:

Exhibit
Number

3(i)		Restated Articles of Incorporation of Dycom (incorporated by reference to Dycom’s Form 10-Q filed with the SEC on June 11, 2002).
3(ii)		Amended By-laws of Dycom, as amended on February 27, 2007 (incorporated by reference to Dycom’s Form 8-K, filed with the SEC on March 5, 2007).
4.2		Shareholder Rights Agreement, dated April 4, 2001, between the Company and the Rights Agent (which includes the Form of Rights Certificate, as Exhibit A, the Summary of Rights to Purchase Preferred Stock, as Exhibit B, and the Form of Articles of Amendment to the Articles of Incorporation for Series A Preferred Stock, as Exhibit C), (incorporated by reference to Dycom’s Form 8-A filed with the SEC on April 6, 2001).
4.3		Stockholders’ Agreement, dated as of January 7, 2002, among Dycom, Troy Acquisition Corp., Arguss Communications, Inc. and certain stockholders of Arguss Communications, Inc. (incorporated by reference to Dycom’s Registration Statement on From S-4 (File No. 333-81268), filed with the SEC on January 23, 2002).
10.1		Credit Agreement dated December 21, 2004 by and among Dycom Industries, Inc. and the Wachovia Bank, National Association, as Administrative Agent for the Lenders and Bank of America, N.A., as Syndication Agent (incorporated by reference to Dycom’s Form 8-K filed with the SEC on December 23, 2004).
10	.2*	1998 Incentive Stock Option Plan (incorporated by reference to Dycom’s Definitive Proxy Statement filed with the SEC on September 30, 1999).
10	.3*	1991 Incentive Stock Option Plan (incorporated by reference to Dycom’s Definitive Proxy Statement filed with the SEC on November 5, 1991).
10	.4*	Employment Agreement for Richard L. Dunn dated as of January 28, 2000 (incorporated by reference to Dycom’s 10-Q filed with the SEC on June 9, 2000).
10	.5*	Employment Agreement for Timothy R. Estes (incorporated by reference to Dycom’s 10-Q filed with the SEC on October 18, 2002).

Exhibit
Number

10	.6*	Amended and Restated 2002 Directors Restricted Stock Plan (incorporated by reference to Dycom’s Form 8-K filed with the SEC on December 13, 2006).
10	.7*	Amendment to the Employment Agreement between Richard L. Dunn and Dycom Industries, Inc. effective as of January 28, 2003 (incorporated by reference to Dycom’s Form 10-Q filed with the SEC on March 11, 2003).
10	.8*	Amended and Restated Employment Agreement between Steven E. Nielsen and Dycom Industries, Inc. dated as of November 25, 2003 (incorporated by reference to Dycom’s Form 10-Q filed with the SEC on December 5, 2003).
10.9		Agreement and Plan of Merger among Dycom Industries, Inc., UtiliQuest Acquisition Corp., UtiliQuest Holdings Corp., and OCM/ GFI Power Opportunities Fund, L.P. dated as of November 17, 2003 (incorporated by reference to Dycom’s Form 10-Q filed with the SEC on December 5, 2003).
10	.10*	2003 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Dycom’s Form 8-K, filed with the SEC on November 28, 2006).
10	.11*	Restricted Stock Agreement between Steven E. Nielsen and Dycom Industries, Inc. dated as of November 25, 2003 (incorporated by reference to Dycom’s 10-Q filed with the SEC on March 9, 2004).
10	.12*	Amended and Restated Employment Agreement between Timothy R. Estes and Dycom Industries Inc. dated as of November 4, 2004 (incorporated by reference to Dycom’s Form 8-K filed with the SEC on November 10, 2004).
10	.13*	Restricted Stock Agreement between Timothy R. Estes and Dycom Industries Inc. dated as of November 23, 2004 (incorporated by reference to Dycom’s Form 10-Q filed with the SEC on March 10, 2005).
10	.14*	Restricted Stock Agreement between Timothy R. Estes and Dycom Industries Inc. dated as of January 5, 2005 (incorporated by reference to Dycom’s Form 10-Q filed with the SEC on March 10, 2005).
10	.15*	Employment Agreement for Richard B. Vilsoet dates as of May 5, 2005 (incorporated by reference to Dycom’s Form 10-K filed with the SEC on September 9, 2005).
10.16		First Amendment dated September 12, 2005 to Credit Agreement dated as of December 21, 2004 with certain lenders named therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the other lender party thereto (incorporated by reference to Dycom’s Form 8-K filed with the SEC on September 13, 2005).
10.17		Indenture dated as of October 11, 2005, between Dycom Investments, Inc., Dycom Industries, Inc., certain subsidiaries of Dycom Industries, Inc., as guarantors, and Wachovia Bank, National Association, as trustee (incorporated by reference to Dycom’s Form 8-K filed with the SEC on October 25, 2005).
10	.17*	Form of Restricted Stock Award Agreement and Performance-Based Restricted Stock Award Agreement for Richard L. Dunn, Richard B. Vilsoet, and H. Andrew DeFerrari (incorporated by reference to Dycom’s Form 8-K filed with the SEC on December 20, 2005).
10	.18*	Employment Agreement for H. Andrew DeFerrari dated as of July 14, 2004 (incorporated by reference to Dycom’s Form 8-K filed with the SEC on January 23, 2006).
10	.19*	Form of Performance-Based Restricted Stock Award Agreement for Steven E. Nielsen and Timothy R. Estes (incorporated by reference to Dycom’s Form 8-K filed with the SEC on February 1, 2006).
10	.20*	Amendment to the Employment Agreement of H. Andrew DeFerrari dated as of August 25, 2006 (incorporated by reference to Dycom’s Form 8-K filed with the SEC on August 31, 2006).
10	.21*	Form of Performance Share Unit Agreement for Steven E. Nielsen and Timothy R. Estes (incorporated by reference to Dycom’s Form 8-K filed with the SEC on October 23, 2006).
10	.22*	Form of Directors Restricted Stock Unit Agreement (incorporated by reference to Dycom’s Form 8-K filed with the SEC on December 19, 2006).
21	.1+	Principal subsidiaries of Dycom Industries, Inc.
23	.1+	Consent of Independent Registered Public Accounting Firm.
31	.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number

31	.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

/s/ Steven E. Nielsen Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date: September 6, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steven E. Nielsen Steven E. Nielsen	Chairman of the Board of Directors	September 6, 2007

/s/ Richard L. Dunn Richard L. Dunn	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	September 6, 2007

/s/ H. Andrew DeFerrari H. Andrew DeFerrari	Vice President and Chief Accounting Officer (Principal Accounting Officer)	September 6, 2007

/s/ Thomas G. Baxter Thomas G. Baxter	Director	September 6, 2007

/s/ Charles M. Brennan, III Charles M. Brennan, III	Director	September 6, 2007

/s/ Charles B. Coe Charles B. Coe	Director	September 6, 2007

/s/ Stephen C. Coley Stephen C. Coley	Director	September 6, 2007

/s/ Joseph M. Schell Joseph M. Schell	Director	September 6, 2007

/s/ Jack H. Smith Jack H. Smith	Director	September 6, 2007