Form 10-Q
period 2007-10-27
DYCOM INDUSTRIES INC
filed 2007-11-21
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock Common stock, par value of $0.33⅓	Outstanding shares November 16, 2007 40,969,834

Dycom Industries, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 27,	July 28,
	2007	2007
	(dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$19,232	$18,862
Accounts receivable, net	157,078	146,864
Costs and estimated earnings in excess of billings	97,554	95,392
Deferred tax assets, net	16,634	15,478
Inventories	9,349	8,268
Other current assets	12,012	7,266
Current assets of discontinued operations	288	307

Total current assets	312,147	292,437

Property and equipment, net	172,793	164,544
Goodwill	250,518	250,830
Intangible assets, net	68,292	70,122
Other	11,603	11,831

Total non-current assets	503,206	497,327

TOTAL	$815,353	$789,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,222	$30,375
Current portion of debt	3,094	3,301
Billings in excess of costs and estimated earnings	1,375	712
Accrued self-insured claims	27,690	26,902
Income taxes payable	8,926	1,947
Other accrued liabilities	51,153	63,076
Current liabilities of discontinued operations	1,239	939

Total current liabilities	126,699	127,252
LONG-TERM DEBT	167,786	163,509
ACCRUED SELF-INSURED CLAIMS	36,355	33,085
DEFERRED TAX LIABILITIES, net non-current	16,494	19,316
OTHER LIABILITIES	9,077	1,322
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	651	649

Total liabilities	357,062	345,133

COMMITMENTS AND CONTINGENCIES, Notes 11, 12, 16 and 17

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1 00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0 33 1/3 per share:
150,000,000 shares authorized: 40,968,692 and 41,005,106 issued and outstanding, respectively	13,656	13,668
Additional paid-in capital	192,424	191,837
Accumulated other comprehensive income	337	75
Retained earnings	251,874	239,051

Total stockholders’ equity	458,291	444,631

TOTAL	$815,353	$789,764

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	October 27, 2007	October 28, 2006
	(dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$329,672	$270,553

EXPENSES:
Costs of earned revenues, excluding depreciation	261,312	217,765
General and administrative (including stock-based compensation expense of $2.1 million and $1.7 million, respectively)	25,608	21,679
Depreciation and amortization	16,047	12,495

Total	302,967	251,939

Interest income	210	393
Interest expense	(3,556)	(3,757)
Other income, net	1,572	495

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	24,931	15,745

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	12,193	7,139
Deferred	(2,519)	(920)

Total	9,674	6,219

INCOME FROM CONTINUING OPERATIONS	15,257	9,526

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(330)	34

NET INCOME	$14,927	$9,560

EARNINGS PER COMMON SHARE — BASIC:
Income from continuing operations	$0.37	$0.24
Income (loss) from discontinued operations	(0.01)	—

Net income	$0.37	$0.24

EARNINGS PER COMMON SHARE — DILUTED:
Income from continuing operations	$0.37	$0.24
Income (loss) from discontinued operations	(0.01)	—

Net income	$0.36	$0.24

SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON SHARE:
Basic	40,718,872	40,211,358

Diluted	41,174,497	40,509,514

Earnings per share amounts may not add due to rounding.
See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	October 27, 2007	October 28, 2006
	(dollars in thousands)
OPERATING ACTIVITIES:
Net income	$14,927	$9,560
Adjustments to reconcile net cash inflow from operating activities:
Depreciation and amortization	16,047	12,859
Bad debts (recovery) expense, net	66	(121)
Gain on sale of fixed assets and other	(1,178)	(370)
Deferred income tax expense (benefit)	(2,507)	(991)
Stock-based compensation expense	2,140	1,739
Amortization of debt issuance costs	194	187
Excess tax benefit from share-based awards	(79)	—
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in operating assets:
Accounts receivable, net	(10,288)	(539)
Costs and estimated earnings in excess of billings, net	(1,499)	(5,073)
Other current assets	(5,821)	(2,789)
Other assets	403	413
Increase (decrease) in operating liabilities:
Accounts payable	1,560	1,520
Accrued self-insured claims and other liabilities	(8,018)	(8,806)
Income taxes payable	11,740	5,384

Net cash provided by operating activities	17,687	12,973

INVESTING ACTIVITIES:
Restricted cash	(369)	(771)
Capital expenditures	(21,168)	(12,419)
Proceeds from sale of assets	1,842	776
Cash paid for acquisitions	—	(55,223)

Net cash used in investing activities	(19,695)	(67,637)

FINANCING ACTIVITIES:
Proceeds from long-term debt	15,000	50,000
Principal payments on long-term debt	(10,930)	(21,678)
Repurchases of common stock	(2,754)	—
Changes in checks drawn in excess of bank balances	—	6,276
Excess tax benefit from share-based awards	79	—
Restricted stock tax withholdings	(130)	—
Exercise of stock options and other	1,113	287

Net cash provided by financing activities	2,378	34,885

Net increase (decrease) in cash and equivalents	370	(19,779)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	18,862	27,268

CASH AND EQUIVALENTS AT END OF PERIOD	$19,232	$7,489

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$6,234	$6,634
Income taxes	$132	$1,879
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$6,737	$2,268
See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     The condensed consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated balance sheets of the Company and the related condensed consolidated statements of operations and cash flows for the three month periods reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended October 27, 2007 are not necessarily indicative of the results that may be expected for the entire year. For a fuller understanding of the Company and its financial statements, the Company recommends reading these condensed consolidated financial statements in conjunction with the Company’s audited financial statements for the year ended July 28, 2007 included in the Company’s 2007 Annual Report on Form 10- K, filed with the Securities and Exchange Commission (“SEC”) on September 7, 2007.
     The condensed consolidated balance sheets, condensed consolidated statements of operations, and the related disclosures have been revised for all periods presented to report discontinued operations of one of the Company’s wholly-owned subsidiaries. See Note 2, Discontinued Operations, for a further discussion of the discontinued operations
     In September 2006, the Company acquired the outstanding common stock of Cable Express Holding Company (“Cable Express”). In January 2007, the Company acquired certain assets of a cable television operator. In March 2007, the Company acquired certain assets and assumed certain liabilities of Cavo Communications, Inc. (“Cavo”). The operating results of the businesses acquired by the Company are included in the accompanying condensed consolidated financial statements from their respective acquisition dates.
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

     Restricted Cash — As of October 27, 2007 and July 28, 2007, the Company had approximately $4.9 million and $4.5 million, respectively, in restricted cash which is held as collateral in support of the Company’s insurance obligations. Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows from investing activities in the condensed consolidated statements of cash flows.
     Income Taxes — The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more likely than not recognition threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In May 2007, the FASB issued FASB Staff Position (“FSP”) No. 48-1, “Definition of Settlement in FASB Interpretation No. 48.” This FSP amends FIN 48 to provide guidance that a Company may recognize a previously unrecognized tax benefit if the tax position is effectively (as opposed to “ultimately”) settled through examination, negotiation, or litigation. The Company adopted the provisions of FIN 48 on July 29, 2007, the first day of fiscal 2008. See Note 12 for further discussion regarding the adoption of the Interpretation.
     Comprehensive Income — During the three months ended October 27, 2007 and October 28, 2006, the Company did not have any material changes in its equity resulting from non-owner sources and, accordingly, comprehensive income approximated the net income amounts presented for the respective periods in the accompanying condensed consolidated statements of operations.
     Multiemployer Defined Benefit Pension Plan — A subsidiary acquired in fiscal 2007 participates in a multiemployer defined benefit pension plan that covers certain of its employees. The subsidiary makes periodic contributions to the plan to meet the benefit obligations. During the three months ended October 27, 2007 and October 28, 2006, the subsidiary contributed approximately $1.0 million and $0.3 million to the plan, respectively.
     Recently Issued Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a measurement framework and expands disclosure requirements. SFAS No. 157 applies to assets and liabilities that are required to be recorded at fair value pursuant to other accounting standards. SFAS No. 157 is effective for the Company at the beginning of fiscal 2009 and is not expected to have a material effect on the Company’s results of operations, financial position, or cash flows.

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

	For the Three Months Ended
	October 27, 2007	October 28, 2006
	(dollars in thousands)
Contract revenues of discontinued operations	$—	$7,624
Income (loss) of discontinued operations before income taxes	$(539)	$56
Income (loss) of discontinued operations, net of tax	$(330)	$34

     The following table represents the assets and the liabilities of the discontinued operations:

	October 27, 2007	July 28, 2007
	(dollars in thousands)
Accounts receivable, net	$56	$56
Deferred tax assets, net	232	244
Other current assets	—	7

Current assets of discontinued operations	$288	$307

Accounts payable	$134	$114
Accrued liabilities	1,105	825

Total current liabilities of discontinued operations	$1,239	$939

Other accrued liabilities and deferred taxes	$651	$649

Non-current liabilities of discontinued operations	$651	$649

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

	For the Three Months Ended
	October 27, 2007	October 28, 2006
	(dollars in thousands, except per share amounts)
Numerator:
Income from continuing operations	$15,257	$9,526
Income (loss) from discontinued operations, net of tax	(330)	34

Net income	$14,927	$9,560

Denominator:

Basic
Weighted-average number of common shares — Basic	40,718,872	40,211,358

Diluted
Weighted-average number of common shares — Basic	40,718,872	40,211,358
Potential common stock arising from stock options, restricted shares and restricted share units	455,625	298,156

Weighted-average number of common shares — Diluted	41,174,497	40,509,514

Antidilutive weighted shares excluded from the calculation of earnings per share	1,152,514	2,361,654

EARNINGS PER COMMON SHARE — BASIC:
Income from continuing operations	$0.37	$0.24
Income (loss) from discontinued operations	(0.01)	—

Net income	$0.37	$0.24

EARNINGS PER COMMON SHARE — DILUTED:

Income from continuing operations	$0.37	$0.24
Income (loss) from discontinued operations	(0.01)	—

Net income	$0.36	$0.24

Earnings per share amounts may not add due to rounding.
4. Acquisitions
     In September 2006, the Company acquired the outstanding common stock of Cable Express for a purchase price of approximately $55.2 million and assumed $9.2 million in capital lease obligations. The purchase price included transaction fees of approximately $0.5 million and $6.2 million placed in escrow. The escrowed amount is available to satisfy potential indemnification obligations of the sellers pursuant to the acquisition agreement. Of the $6.2 million escrowed, $3.5 million was released to the sellers during the current fiscal quarter, $1.1 million is subject to a claim for indemnification and the remaining $1.6 million will be released to the sellers in September 2008, so long as the amount is not subject to any claims. Cable Express provides specialty contracting services for leading cable multiple system operators. These services include the installation and maintenance of customer premise equipment, including set top boxes and cable modems. The Company borrowed $50.0 million under its revolving credit agreement to fund this acquisition.

     The purchase price of Cable Express has been allocated to the tangible and intangible assets acquired and the liabilities assumed, including capital leases, on the basis of their respective fair values on each acquisition date. Purchase price in excess of fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. With the assistance of an independent valuation specialist, management determined the fair values of the identifiable intangible assets based primarily on historical data, estimated discounted future cash flows, and expected royalty rates for trademarks and tradenames.
     The allocation of purchase price for Cable Express is as follows (dollars in thousands):

Assets:
Accounts receivable, net	$8,050
Costs and estimated earnings in excess of billings	1,377
Other current assets	3,630
Property and equipment	12,440
Goodwill	34,636
Intangible assets — customer relationships	22,800
Intangible assets — tradenames	1,100
Other assets	139

Total assets	84,172

Liabilities:
Accounts payable	893
Accrued liabilities	9,262
Notes payable	82
Capital leases payable	9,197
Deferred tax liability, net non-current	9,529

Total liabilities	28,963

Net assets acquired	$55,209

     The operating results of Cable Express are included in the accompanying condensed consolidated financial statements since the acquisition date. The following unaudited pro forma information presents the Company’s condensed consolidated results of operations as if the Cable Express acquisition had occurred on July 30, 2006, the first day of the Company’s 2007 fiscal year. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had the acquisition occurred at the beginning of the periods presented nor is it indicative of future results. Approximately $4.8 million of non-recurring charges incurred by Cable Express are included in the pro forma amounts for the three months ended October 28, 2006. The non-recurring charges were incurred prior to the acquisition and primarily related to stock-based compensation expense and acquisition related bonuses. The unaudited pro forma results are as follows:

	For the Three Months Ended
	October 27, 2007	October 28, 2006
	(dollars in thousands, except per share amounts)
Total revenues	$329,672	$281,452
Income from continuing operations before income taxes	$24,931	$11,071
Income from continuing operations	$15,257	$6,698
Net income	$14,927	$6,732
Earnings per share from continuing operations:
Basic	$0.37	$0.17
Diluted	$0.37	$0.17
Earnings per share:
Basic	$0.37	$0.17
Diluted	$0.36	$0.17
     In January 2007, the Company acquired certain assets of a cable television operator for approximately $1.1 million. In March 2007, the Company acquired the outstanding common stock of Cavo for a purchase price of $5.5 million and assumed $0.9 million in capital lease obligations. Cavo provides specialty contracting services for leading cable multiple system operators. These services include the installation and maintenance of customer premise equipment, including set top boxes and cable modems. The purchase price allocation for Cavo is preliminary as the Company continues to assess the valuation of the acquired assets and liabilities. These acquisitions were not material to the Company’s revenue, results of operations or financial position.
5. Accounts Receivable
     Accounts receivable consist of the following:

	October 27, 2007	July 28, 2007
	(dollars in thousands)
Contract billings	$155,535	$144,835
Retainage	1,664	2,249
Other receivables	858	766

Total	158,057	147,850
Less allowance for doubtful accounts	979	986

Accounts receivable, net	$157,078	$146,864

     The allowance for doubtful accounts changed as follows:

	For the Three Months Ended
	October 27, 2007	October 28, 2006
	(dollars in thousands)
Allowance for doubtful accounts at beginning of period	$986	$1,964
Bad debt expense (recovery), net	66	(121)
Amounts (charged against) credit to the allowance	(73)	31

Allowance for doubtful accounts at end of period	$979	$1,874

     As of October 27, 2007, the Company expected to collect all retainage balances within the next twelve months. Additionally, the Company believes that none of its significant customers were experiencing significant financial difficulty as of October 27, 2007.
6. Costs and Estimated Earnings on Contracts in Excess of Billings
     Costs and estimated earnings in excess of billings, net, consists of the following:

	October 27, 2007	July 28, 2007
	(dollars in thousands)
Costs incurred on contracts in progress	$77,974	$76,316
Estimated to date earnings	19,580	19,076

Total costs and estimated earnings	97,554	95,392
Less billings to date	1,375	712

	$96,179	$94,680

Included in the accompanying condensed consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$97,554	$95,392
Billings in excess of costs and estimated earnings	(1,375)	(712)

	$96,179	$94,680

     The above amounts include both revenue for services from contracts based on units of delivery and cost-to-cost measures of the percentage of completion method.
7. Property and Equipment
     Property and equipment, including amounts for assets subject to capital leases, consists of the following:

	October 27, 2007	July 28, 2007
	(dollars in thousands)
Land	$2,953	$2,953
Buildings	9,383	9,232
Leasehold improvements	2,362	2,104
Vehicles	205,225	198,256
Furniture and fixtures	35,773	34,580
Equipment and machinery	130,707	122,951

Total	386,403	370,076
Less accumulated depreciation	213,610	205,532

Property and equipment, net	$172,793	$164,544

     Depreciation expense and repairs and maintenance, including amounts for assets subject to capital leases, were as follows (dollars in thousands):

	For the Three Months Ended
	October 27, 2007	October 28, 2006
	(dollars in thousands)
Depreciation expense	$14,217	$11,039
Repairs and maintenance expense	$5,556	$5,207
8. Goodwill and Intangible Assets
     As of October 27, 2007, the Company had $250.5 million of goodwill, $4.7 million of indefinite-lived intangible assets and $63.6 million of finite-lived intangible assets, net of accumulated amortization. As of July 28, 2007, the Company had $250.8 million of goodwill, $4.7 million of indefinite-lived intangible assets and $65.4 million of finite-lived intangible assets, net of accumulated amortization. Goodwill of approximately $0.8 million related to the Cable Express acquisition is expected to be deductible for tax purposes. The $0.3 million decrease in goodwill during the three months ended October 27, 2007 is a result of the adoption of FIN 48. See Note 12 for further discussion regarding the adoption of FIN 48.
     The Company conducted its annual goodwill impairment test during the fourth quarter of fiscal 2007 and the results indicated that the estimated fair value of each of the Company’s reporting units exceeded their carrying value. However, two of the reporting units, one having a goodwill balance of approximately $8.3 million and the other having a goodwill balance of approximately $5.7 million, have recently experienced lower demand from the customers they serve compared to historical levels. As of October 27, 2007, the Company believes the goodwill is recoverable for all of the reporting units; however, there can be no assurances that the goodwill will not be impaired in future periods.
     The Company’s intangible assets, excluding goodwill, consist of the following:

	In Years	October 27, 2007	July 28,2007
		(dollars in thousands)
Carrying amount:
Covenants not to compete	5-7	$800	$800
UtiliQuest tradename	Indefinite	4,700	4,700
Tradenames	4-15	2,925	2,925
Customer relationships	5-15	77,539	77,539

		85,964	85,964
Accumulated amortization:
Covenants not to compete		626	587
Tradenames		800	527
Customer relationships		16,246	14,728

		17,672	15,842

Net		$68,292	$70,122

     For finite-lived intangible assets, amortization expense for the three months ended October 27, 2007 and October 28, 2006 was $1.8 million and $1.5 million, respectively. Amortization for the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset. Amortization for the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible assets.
9. Accrued Self-Insured Claims
     The Company retains the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. The following table summarizes the Company’s primary insurance coverage and annual retention amounts which are applicable in all of the states in which the Company operates, except with respect to workers’ compensation insurance in three states in which the Company chooses to participate in a state fund (dollars in thousands).

Loss Retention — Per Occurrence (c):
Workers’ compensation liability claims	$1,000
Automobile liability claims	$1,000	(a)
General liability claims, except UtiliQuest, LLC.	$250	(a)
General liability claims for UtiliQuest, LLC.	$2,000	(a)
Employee health plan claims (per participant per annum)	$250

Stop Loss and Umbrella Coverage (b):

Aggregate stop loss coverage for workers’ compensation, automobile and general liability claims	$38,800
Umbrella liability coverage for automobile, general liability, and employer’s liability claims	$95,000

(a)	The Company also retains the risk of loss for automobile liability and general liability between $2.0 million and $5.0 million on a per occurrence basis in excess of the retention amount stated in the table, subject to an aggregate stop loss of $10.0 million.

(b)	For fiscal 2007 and 2008 the loss retentions are subject to an aggregate stop loss of $38.8 million.

(c)	During fiscal 2007, Prince and Cable Express were added to coverage under the Company’s casualty insurance program at the stated levels. Prior to entering the program, claims for each of these companies related to automobile liability, workers’ compensation, and their employee health plans were primarily covered under guaranteed cost programs. For general liability claims, Prince previously retained the risk of loss to $50,000 per occurrence and Cable Express retained the risk of loss to $25,000 per occurrence. Additionally, prior to joining the Company’s insurance program Prince and Cable Express had umbrella liability coverage for automobile, general liability, and employer’s liability claims to a policy limit of $10.0 million and $7.0 million, respectively.

     Accrued self-insured claims consist of the following:

	October 27, 2007	July 28, 2007
Amounts expected to be paid within one year:
Accrued auto, general liability and workers’ compensation	$14,783	$13,748
Accrued employee group health	3,535	3,678
Accrued damage claims	9,372	9,476

	27,690	26,902
Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers’ compensation	28,496	25,217
Accrued damage claims	7,859	7,868

	36,355	33,085

Total accrued self-insured claims	$64,045	$59,987

10. Other Accrued Liabilities
     Other accrued liabilities consist of the following:

	October 27, 2007	July 28, 2007
	(dollars in thousands)
Accrued payroll and related taxes	$26,366	$27,870
Accrued employee benefit and bonus costs	3,528	9,293
Accrued construction costs	8,676	10,272
Interest payable	538	3,587
Other	12,045	12,054

Total other accrued liabilities	$51,153	$63,076

11. Debt
     The Company’s debt consists of the following:

	October 27, 2007	July 28, 2007
	(dollars in thousands)
Senior subordinated notes	$150,000	$150,000
Borrowings under the bank credit agreement	15,000	10,000
Capital leases	5,880	6,792
Notes payable	—	18

	170,880	166,810
Less: current portion	3,094	3,301

Long-term debt	$167,786	$163,509

     In October 2005, Dycom Investments, Inc., a wholly-owned subsidiary of the Company, issued $150.0 million principal amount of 8.125% senior subordinated notes (“Notes”) due October 2015. Interest is due semi-annually on April 15th and October 15th of each year. The indenture governing the Notes contains covenants that restrict the Company’s ability to make certain payments, including the payment of dividends; redeem or repurchase capital stock of the Company; incur additional indebtedness and issue preferred stock: make investments: create liens: enter into sale and leaseback transactions; merge or consolidate with another entity: sell assets: and enter into transactions with affiliates. As of October 27, 2007, the Company was in compliance with all covenants and conditions under the indenture governing the Notes.
     In connection with issuance of the Notes, the Company entered into an amendment (the “Amendment”) to its Credit Agreement, which expires in December 2009. After giving effect to the Amendment, the Credit Agreement requires the Company to (i) maintain a condensed consolidated leverage ratio of not greater than 3.00 to 1.0 as measured at the end of each fiscal quarter, (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain condensed consolidated tangible net worth, which shall be calculated at the end of each fiscal quarter, of not less than $50.0 million plus 50% of condensed consolidated net income (if positive) from September 8, 2005 to the date of computation plus 75% of the equity issuances made from September 8, 2005 to the date of computation. As of October 27, 2007, the Company had $15.0 million of outstanding borrowings due December 2009 and $45.1 million of outstanding letters of credit issued under the Credit Agreement. As of October 27, 2007 these borrowings bear interest at 7.75% per annum. The outstanding letters of credit are primarily issued to insurance companies as part of the Company’s self-insurance program. At October 27, 2007, the Company had borrowing availability of $239.9 million under the Credit Agreement and was in compliance with all financial covenants and conditions.
     The Company has $5.9 million in capital lease obligations as of October 27, 2007. The capital lease obligations were assumed in connection with the fiscal 2007 acquisitions of Cable Express and Cavo. The capital leases include obligations for certain vehicles and computer equipment and expire at various dates through fiscal year 2011.
12. Income Taxes
     The Company adopted FIN 48 on July 29, 2007, the first day of fiscal 2008. Upon adoption, retained earnings decreased by approximately $2.1 million. The adoption also resulted in the reclassification of accruals for uncertain tax positions from income taxes payable to other accrued liabilities and other liabilities in the accompanying Condensed Consolidated Balance Sheet. After recognizing these impacts upon adoption, the total amount of unrecognized tax benefits was approximately $6.6 million. If it is subsequently determined this amount is not required, approximately $6.0 million would reduce the Company’s effective tax rate and $0.6 million would reduce goodwill during the periods recognized.
     The Company files income tax returns in the U.S. federal jurisdiction, multiple state jurisdictions, and in Canada. We are no longer subject to U.S. federal, state and local income tax examinations for years up through 2002. Our U.S. federal filings for the fiscal years 2003 and 2004 are under examination by the Internal Revenue Service and that process is anticipated to be completed before the end of fiscal 2008. Management believes its provision for income taxes is adequate; however, any material assessment could adversely affect the Company’s results of operations, cash flows and liquidity. Measurement of certain aspects of the Company’s tax positions are based on interpretations of tax regulations, federal and state case law and the applicable statutes. Based on these interpretations, management believes it is reasonably possible that unrecognized tax benefits of up to $2.4 million and accrued interest of up to $0.8 million will decrease in the next twelve months primarily as a result of audit settlements and the expiration of statutes of limitations in certain jurisdictions.

     The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. As of the date of adoption of FIN 48, the Company accrued approximately $1.2 million in interest related to its uncertain tax positions. During fiscal 2008, we recognized approximately $0.2 million in interest expense in the accompanying Condensed Consolidated Statement of Operations.
13.	Other Income, net

The components of other income, net, are as follows:

	For the Three Months Ended
	October 27, 2007	October 28, 2006
	(dollars in thousands)
Gain on sale of fixed assets	$1,377	$370
Miscellaneous income	195	125

Total other income, net	$1,572	$495

14. Capital Stock
     On August 28, 2007, the Company’s Board of Directors authorized the repurchase of up to $15 million of its common stock over an eighteen months period in open market or private transactions. The Company repurchased 94,000 shares during the quarter ended October 27, 2007 at an average price per share of $29.27.
15. Stock-Based Awards
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
     The outstanding options under the 1991 Plan, the 1991 Arguss Plan, the 1998 Plan, and the 2003 Plan are fully vested. Options granted under the 2001 Directors Plan, vest and become exercisable ratably over a four-year period, beginning on the date of the grant. Under the 2003 Plan, time vesting restricted shares and units vest ratably over a period of four years. Under the 2003 Plan, performance vesting restricted shares and units vest over a three year period from grant date, if certain Company performance targets are met. The actual number of units that vest depends on the achievement of certain annual and three year Company performance goals. The Company’s policy is to issue new shares to satisfy equity awards under the Plans. Under the terms of the current plans, stock options are granted at the closing price on the date of the grant and are exercisable over a period of up to ten years.

     The Company has authorized 100,000 shares of the Company’s common stock for issuance to non-employee directors pursuant to the Company’s 2002 Directors Plan. Non-employee directors are required to receive a pre-determined percentage of their annual retainer fees in restricted shares of the Company’s common stock based on the number of Dycom shares they own. Additionally, during December 2006, there were 16,863 restricted units awarded to the non-employee directors under the plan. These restricted units vest ratably over a three year period. Each restricted unit will be settled in one share of the Company’s common stock upon vesting. The vesting may be accelerated in the event the non-employee director is not nominated or re-elected at a subsequent annual shareholder meeting or upon termination of service, so long as the Board of Directors consents to the termination of service. On November 20, 2007 the Company’s shareholders approved the 2007 Directors Plan. The 2007 Directors Plan is intended to replace the Company’s 2001 Directors Plan and the 2002 Directors Plan. As under the 2001 Directors Plan and the 2002 Directors Plan, the 2007 Directors Plan would provide for equity grants to new non-employee directors upon their initial election or appointment to the Board of Directors and for annual equity grants for continuing non-employee directors. As of November 20, 2007, no further awards will be granted to non-employee directors pursuant to the 2001 Directors Plan and the 2002 Directors Plan. As of November 20, 2007 there were 300,000 shares available for issuance under the 2007 Directors Plan.
     The following table lists the number of shares available and outstanding under each plan as of October 27, 2007, including restricted performance shares and units that will be issued under outstanding awards if certain performance goals are met:

			Unvested Restricted
		Outstanding Stock	Shares and Units	Shares Available
	Plan Expiration	Options	Outstanding	for Grant
1991 Plan	Expired	45,000	—	—
1991 Arguss Plan (a)	N/A	63,555	—	—
2001 Directors Plan	2011	86,501	—	131,999
2002 Directors Plan	2012	—	14,454	60,774
1998 Plan (b)	2008	1,434,978	—	760,314
2003 Plan	2013	800,547	966,858	1,952,766

		2,430,581	981,312	2,905,853

(a)	No further options will be granted under the 1991 Arguss Plan.

(b)	The 760,314 available shares under the 1998 Plan that have been authorized but not issued are available for grant under the 2003 Plan.

     The following tables summarize the stock-based awards outstanding at October 27, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares Subject to	Average Exercise	Contractual	Intrinsic Value
	Options	Price	Life	(in thousands)
Options outstanding	2,430,581	$29.90	4.9	$9,002

Options exercisable	2,383,454	$30.04	4.9	$8,694

			Weighted
		Weighted	Average	Aggregate
	Restricted	Average Grant	Remaining	Intrinsic Value
	Shares/Units	Price	Vesting Period	(in thousands)
Unvested time vesting shares/units	156,766	$23.37	1.9	$4,631

Unvested performance vesting shares/units	824,546	$22.21	1.2	$24,357

     The aggregate intrinsic value for stock options and restricted shares and units in the preceding tables represent the total intrinsic value, based on the Company’s closing stock price of $29.54 on October 27, 2007. These amounts represent the total intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date, before any applicable taxes.
     The following table summarizes the stock-based awards activity during the three months ended October 27, 2007:

			Unvested		Unvested
			Time		Performance
	Stock Options		Restricted		Restricted
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Grant		Grant
	Shares	Price	Shares/Units	Price	Shares/Units	Price
Outstanding as of July 28, 2007	2,494,343	$29.78	156,766	$23.37	781,932	$21.57
Granted	—	—	—	—	69,888	$29.59
Options exercised/Units Vested	(50,628)	$21.99	—	—	(13,907)	$23.85
Forfeited or cancelled	(13,134)	$37.03	—	—	(13,367)	$21.34

Outstanding as of October 27, 2007	2,430,581	$29.90	156,766	$23.37	824,546	$22.21

     The performance vesting restricted shares and units in the above table represent the maximum number of awards which may vest under the outstanding grants.

     Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the condensed consolidated statement of operations. The compensation expense and the related tax benefit recognized related to stock options, restricted stock and restricted units for the three months ended October 27, 2007 and October 28, 2006 is as follows:

	For the Three Months Ended
	October 27, 2007	October 28, 2006
	(dollars in thousands)
Stock-based compensation expense	$2,140	$1,739
Tax benefit recognized	(823)	(594)
     The amount of compensation expense recognized during the three months ended October 27, 2007 and October 28, 2006 may not be representative of future stock-based compensation expense as the fair value of stock-based awards on the date of grant is amortized over the vesting period and the vesting of certain stock options were accelerated prior to the implementation of SFAS No. 123(R).
     Under the Plans, the maximum total unrecognized compensation expense and weighted-average period over which the expense would be recognized as of October 27, 2007 is shown below. For performance based awards, the unrecognized compensation cost is based upon the maximum amount of restricted stock and units that can be earned under outstanding awards. If the performance goals are not met, no compensation expense will be recognized for these shares/units and any compensation expense recognized previously for those shares/units will be reversed.

	Unrecognized	Weighted-Average
	Compensation Expense	Period
	(in thousands)	(in years)
Stock options	$451	1.7
Unvested time vesting shares/units	$2,109	1.9
Unvested performance vesting shares/units	$14,380	1.2
     During the three months ended October 27, 2007 and October 28, 2006, the Company received cash of $1.1 million and $0.3 million, respectively, from the exercise of stock options and realized a tax benefit of approximately $0.3 million and less than $0.1 million, respectively.
16. Related Party Transactions
     The Company leases administrative offices from entities related to officers of certain of our subsidiaries. The total expense under these arrangements was $0.3 million for each of the three month periods ended October 27, 2007 and October 28, 2006. The Company paid approximately $0.2 million and $0.1 million for three months ended October 27, 2007 and October 28, 2006, respectively, in subcontracting services to entities related to officers of certain of its subsidiaries.

17. Commitments and Contingencies
Legal Proceedings.
     A number of the Company’s competitors have been subject to class action lawsuits alleging violations of the Fair Labor Standards Act and state wage and hour laws. These lawsuits have resulted in the payment of substantial damages by the defendants. The Company has been contacted by counsel representing current and former employees alleging similar violations at certain of its subsidiaries. These subsidiaries currently employ approximately 2,900 people. In an effort to avoid the expense of class action litigation and to timely resolve this matter, the parties have engaged a third party to mediate discussions. Further discussions are expected to occur during the Company’s second fiscal quarter ending January 26, 2008. There can be no assurance that these discussions will lead to any settlement and it is too early to evaluate the likelihood of an outcome or estimate the range of amount of any settlement.
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
     These claims may be expensive to defend and/or settle and may adversely affect the Company’s financial condition and results of operations or cash flows, regardless of whether any of the foregoing allegations are valid or whether the Company is ultimately determined to be liable.
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
Performance Bonds and Guarantees.
     The Company has obligations under performance bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform it’s obligations under contract. As of October 27, 2007, the Company had $51.0 million of outstanding performance bonds. As of October 27, 2007, no events have occurred in which the customers have exercised their rights under the performance bonds.
     The Company has periodically guaranteed certain obligations of its wholly-owned subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.

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

	For the Three Months Ended
	October 27, 2007	October 28, 2006
	(dollars in thousands)
Telecommunications	$245,625	$191,928
Utility line locating	58,344	55,426
Electric utilities and other construction and maintenance	25,703	23,199

Total contract revenues	$329,672	$270,553

     One of the Company’s subsidiaries earned revenues from contracts in Canada of approximately $1.6 million and $0.9 million during the three months ended October 27, 2007 and October 28, 2006, respectively. Additionally, the Company had no material long-lived assets in the Canadian operations at October 27, 2007 and July 28, 2007.
19. Supplemental Consolidating Financial Statements
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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
OCTOBER 27, 2007

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$17,851	$1,381	$—	$19,232
Accounts receivable, net	154	—	155,759	1,165	—	157,078
Costs and estimated earnings in excess of billings	—	—	97,189	365	—	97,554
Deferred tax assets, net	1,161	—	15,353	120	—	16,634
Inventories	—	—	9,305	44	—	9,349
Other current assets	6,886	—	5,028	98	—	12,012
Current assets of discontinued operations	—	—	288	—	—	288

Total current assets	8,201	—	300,773	3,173	—	312,147

Property and equipment, net	10,525	—	157,203	5,250	(185)	172,793
Goodwill	—	—	250,518	—	—	250,518
Intangible assets, net	—	—	68,292	—	—	68,292
Deferred tax assets, net non-current	1,501	—	—	—	(1,501)	—
Investment in subsidiaries	762,063	1,026,252	—	—	(1,788,315)	—
Intercompany receivables	—	—	413,089	—	(413,089)	—
Other	4,038	3,862	3,696	7	—	11,603

Total non-current assets	778,127	1,030,114	892,798	5,257	(2,203,090)	503,206

TOTAL	$786,328	$1,030,114	$1,193,571	$8,430	$(2,203,090)	$815,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,633	$—	$30,417	$172	$—	$33,222
Current portion of debt	—	—	3,094	—	—	3,094
Billings in excess of costs and estimated earnings	—	—	1,375	—	—	1,375
Accrued self-insured claims	248	—	27,128	314	—	27,690
Income taxes payable	8,926	—	—	—	—	8,926
Other accrued liabilities	2,978	499	46,903	773	—	51,153
Current liabilities of discontinued operations	—	—	1,239	—	—	1,239

Total current liabilities	14,785	499	110,156	1,259	—	126,699

LONG-TERM DEBT	15,000	150,000	2,786	—	—	167,786
ACCRUED SELF-INSURED CLAIMS	943	—	34,900	512	—	36,355
DEFERRED TAX LIABILITIES, net non-current	—	—	17,877	118	(1,501)	16,494
INTERCOMPANY PAYABLES	288,243	117,552	—	7,365	(413,160)	—
OTHER LIABILITIES	9,066	—	11	—	—	9,077
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	—	651	—	—	651

Total liabilities	328,037	268,051	166,381	9,254	(414,661)	357,062

Total stockholders’ equity	458,291	762,063	1,027,190	(824)	(1,788,429)	458,291

TOTAL	$786,328	$1,030,114	$1,193,571	$8,430	$(2,203,090)	$815,353

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 27, 2007

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$327,846	$1,826	$—	$329,672

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	260,003	1,609	(300)	261,312
General and administrative	6,627	147	18,368	466	—	25,608
Depreciation and amortization	428	—	15,486	133	—	16,047
Intercompany charges (income) , net	(5,059)	—	4,128	537	394	—

Total	1,996	147	297,985	2,745	94	302,967

Interest income	—	—	210	—	—	210
Interest expense	(305)	(3,132)	(119)	—	—	(3,556)
Other income, net	61	—	1,283	228	—	1,572

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(2,240)	(3,279)	31,235	(691)	(94)	24,931

PROVISION (BENEFIT) FOR INCOME TAXES	(869)	(1,272)	12,120	(268)	(37)	9,674

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(1,371)	(2,007)	19,115	(423)	(57)	15,257

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(330)	—	—	(330)

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(1,371)	(2,007)	18,785	(423)	(57)	14,927

EQUITY IN EARNINGS OF SUBSIDIARIES	16,298	18,305	—	—	(34,603)	—

NET INCOME (LOSS)	$14,927	$16,298	$18,785	$(423)	$(34,660)	$14,927

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 28, 2006

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$269,643	$910	$—	$270,553

EXPENSES:
Costs of earned revenues, excluding depreciation	—	—	216,972	793	—	217,765
General and administrative	5,048	139	15,983	509	—	21,679
Depreciation and amortization	106	—	12,287	102	—	12,495
Intercompany charges (income) , net	(4,300)	—	3,767	533		—

Total	854	139	249,009	1,937	—	251,939

Interest income	—	—	393	—	—	393
Interest expense	(480)	(3,124)	(153)	—	—	(3,757)
Other income	—	—	495	—	—	495

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(1,334)	(3,263)	21,369	(1,027)	—	15,745

PROVISION (BENEFIT) FOR INCOME TAXES	(527)	(1,289)	8,441	(406)	—	6,219

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(807)	(1,974)	12,928	(621)	—	9,526

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	34	—	—	34

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(807)	(1,974)	12,962	(621)	—	9,560

EQUITY IN EARNINGS OF SUBSIDIARIES	10,367	12,341	—	—	(22,708)	—

NET INCOME (LOSS)	$9,560	$10,367	$12,962	$(621)	$(22,708)	$9,560

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 27, 2007

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
Net cash provided by operating activities	$4,293	$—	$12,666	$728	$—	$17,687

Cash flows from investing activities:
Restricted cash	(369)	—	—	—	—	(369)
Capital expenditures	(1,572)	—	(19,537)	(59)	—	(21,168)
Proceeds from sale of assets	—	—	1,688	154	—	1,842

Net cash (used in) provided by investing activities	(1,941)	—	(17,849)	95	—	(19,695)

Cash flows from financing activties:
Proceeds from long-term debt	15,000	—	—	—	—	15,000
Principal payments on long-term debt	(10,000)	—	(930)	—	—	(10,930)
Repurchases of common stock	(2,754)	—	—	—	—	(2,754)
Excess tax benefit from share-based awards	79	—	—	—	—	79
Restricted stock tax withholdings	(130)	—	—	—	—	(130)
Exercise of stock options and other	1,113	—	—	—	—	1,113
Intercompany funding	(5,660)	—	5,660	—	—	—

Net cash provided by (used in) financing activities	(2,352)	—	4,730	—	—	2,378

Net increase (decrease) in cash and equivalents	—	—	(453)	823	—	370
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	18,304	558	—	18,862

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$17,851	$1,381	$—	$19,232

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 28, 2006

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(5,072)	$—	$17,836	$209	$—	$12,973

Cash flows from investing activties:
Restricted cash	(771)	—	—	—	—	(771)
Capital expenditures	(406)	—	(12,013)		—	(12,419)
Proceeds from sale of assets	—	—	776	—	—	776
Cash paid for acquisitions	—	—	(55,223)	—	—	(55,223)

Net cash used in investing activities	(1,177)	—	(66,460)	—	—	(67,637)

Cash flows from financing activties:
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
     In this Quarterly Report on Form 10-Q, Dycom Industries, Inc. (“Dycom”) and its subsidiaries on a condensed consolidated basis (referred to as “the Company,” “we,” “us,” or “our”) have made forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “forecast,” “may,” “project” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financial needs or plans and the availability of financing, and plans relating to our services including backlog, as well as assumptions relating to the foregoing. These forward-looking statements are based on management’s current expectations, estimates and projections. Forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results in the future to differ materially from the results projected or implied in any forward-looking statements contained in this report. The factors that could affect future results and could cause these results to differ materially from those expressed in the forward-looking statements include, but are not limited to, those described under Item 1A, “Risk Factors” included in the Company’s 2007 Annual Report on Form 10- K, filed with the Securities and Exchange Commission (“SEC”) on September 7, 2007 and other risks outlined in our periodic filings with the SEC. Except as required by law, we may not update forward-looking statements even though our situation may change in the future. With respect to forward-looking statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.
Overview
     We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. Additionally, we provide services on a limited basis in Canada. For the three months ended October 27, 2007, specialty contracting services related to the telecommunications industry, underground utility locating, and electric and other construction and maintenance services to electric utilities and others contributed approximately 74.5%, 17.7%, and 7.8%, respectively, to our total revenues from continuing operations.
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
     The following table summarizes our revenues from long-term contracts, including multi-year master service agreements, as a percentage of total revenue from continuing operations:

	For the Three Months Ended
	October 27, 2007	October 28, 2006
Multi-year master service agreements	68.3%	72.8%
Other long-term contracts	18.5%	13.1%

Total long-term contracts	86.8%	85.9%

     During the three months ended October 27, 2007, revenue from other long-term contracts grew at a greater rate than revenue from multi-year master service agreements. Accordingly, revenue from multi-year master service agreements contributed a smaller percentage of revenue from total long-term contracts during the three months ended October 27, 2007 as compared to the three months ended October 28, 2006.

     A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from customers contributing at least 2.5% of our total revenue from continuing operations in either the three months ended October 27, 2007 or October 28, 2006:

	For the Three Months Ended
	October 27, 2007	October 28, 2006
AT&T*	18.5%	17.5%
Verizon	17.9%	16.8%
Comcast	12.3%	11.7%
Time Warner	9.2%	5.3%
Embarq	5.9%	7.8%
Charter	5.3%	4.5%
Questar Gas	2.6%	4.5%
Qwest	2.3%	3.4%
Windstream	1.7%	3.3%

*	For comparison purposes, BellSouth and AT&T revenues have been combined for periods prior to their December 2006 merger.
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
     A number of the Company’s competitors have been subject to class action lawsuits alleging violations of the Fair Labor Standards Act and state wage and hour laws. These lawsuits have resulted in the payment of substantial damages by the defendants. We have been contacted by counsel representing current and former employees alleging similar violations at certain of our subsidiaries. These subsidiaries currently employ approximately 2,900 persons. In an effort to avoid the expense of class action litigation and to timely resolve this matter, the parties have engaged a third party to mediate discussions. Further discussions are expected to occur during our second fiscal quarter ending January 26, 2008. There can be no assurance that these discussions will lead to any settlement and it is too early to evaluate the likelihood of an outcome or estimate the range of amount of any settlement.
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

     From time to time, the Company and its subsidiaries are also party to various claims and legal proceedings in the normal course of business. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. For these claims, the effect of our financial statements is generally limited to the amount of our insurance deductible or self-insurance retention. It is the opinion of our management, based on information available at this time, that none of such pending normal course of business claims or proceedings will have a material effect on our condensed consolidated financial statements.
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
     In January 2007, we acquired certain assets of a cable television operator for approximately $1.1 million. In March 2007, we acquired the outstanding common stock of Cavo Communications, Inc. (“Cavo”) for a purchase price of $5.5 million and assumed $0.9 million in capital lease obligations. Cavo provides specialty contracting services for leading cable multiple system operators. These services include the installation and maintenance of customer premise equipment, including set top boxes and cable modems.
Discontinued Operations
     During fiscal 2007, Apex Digital, LLC (“Apex”), a wholly-owned subsidiary, notified its primary customer of its intention to cease performing installation services in accordance with its contractual rights. Effective December 2006, this customer, a satellite broadcast provider, transitioned its installation service requirements to others and Apex ceased providing these services. As a result, we have discontinued the operations of Apex and presented its results separately in the accompanying condensed consolidated financial statements for all periods presented. We do not expect the cessation of these installation services to have any material effect on our condensed consolidated financial position or results of operations.

Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for costs and estimated earnings in excess of billings, allowance for doubtful accounts, accrued self-insured claims, valuation of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangible assets, and accounting for income taxes, contingencies and litigation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ materially from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended July 28, 2007 for further information regarding our critical accounting policies and estimates.
Results of Operations
     The following table sets forth, as a percentage of revenues earned, our condensed consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	For the Three Months Ended
	October 27, 2007		October 28, 2006
	(dollars in millions)
Revenues	$329.7	100.0%	$270.6	100.0%

Expenses:
Cost of earned revenue, excluding depreciation	261.3	79.3	217.8	80.5
General and administrative	25.6	7.8	21.7	8.0
Depreciation and amortization	16.0	4.9	12.5	4.6

Total	303.0	91.9	251.9	93.1

Interest income	0.2	0.1	0.4	0.1
Interest expense	(3.6)	(1.1)	(3.8)	(1.4)
Other income, net	1.6	0.5	0.5	0.2

Income from continuing operations before income taxes	24.9	7.6	15.7	5.8
Provision for income taxes	9.7	2.9	6.2	2.3

Income from continuing operations	15.3	4.6	9.5	3.5
Income (loss) from discontinued operations, net of tax	(0.3)	(0.1)	—	—

Net income	$14.9	4.5%	$9.6	3.5%

     Revenues. The following table presents information regarding total revenues by type of customer for the three months ended October 27, 2007 and October 28, 2006:

	For the Three Months Ended
	October 27, 2007		October 28, 2006			%
					Increase	Increase
	Revenue	% of Total	Revenue	% of Total	(Decrease)	(Decrease)
		(dollars in millions)
Telecommunications	$245.6	74.5%	$191.9	72.1%	$53.7	28.0%
Utility line locating	58.3	17.7%	55.4	21.9%	2.9	5.3%
Electric utilities and other customers	25.7	7.8%	23.2	6.0%	2.5	10.8%

Total contract revenues	$329.7	100.0%	$270.6	100.0%	$59.1	21.9%

     Revenues increased $59.1 million, or 21.9%, during the three months ended October 27, 2007 as compared to three months ended October 28, 2006. Of this increase, $53.7 million was a result of an increase in specialty contracting services provided to telecommunications companies, $2.9 million was due to an increase in underground utility locating services revenues, and $2.5 million was due to increased revenues from construction and maintenance services provided to electric utilities and other customers. During the three months ended October 27, 2007, telecommunications customer revenue included $29.6 million provided from services performed by companies we acquired during fiscal 2007. The following table presents revenue by type of customer excluding the amounts attributed to companies acquired during fiscal 2007:

	For the Three Months Ended
				%
	October 27,	October 28,	Increase	Increase
	2007	2006	(Decrease)	(Decrease)
	(dollars in millions)
Telecommunications	$216.0	$181.1	$34.9	19.3%
Utility line locating	58.3	55.4	2.9	5.3%
Electric utilities and other customers	25.7	23.2	2.5	10.8%

	300.1	259.7	40.3	15.5%
Revenues from businesses acquired in fiscal 2007	29.6	10.8	18.8	*

Total contract revenues	$329.7	$270.6	$59.1	21.9%

_________________
* Information not meaningful
     Excluding revenue from businesses acquired during fiscal 2007, revenues from specialty construction services provided to telecommunications companies were $216.0 million during the three months ended October 27, 2007, compared to $181.1 million during the three months ended October 28, 2006, an increase of 19.3%. This increase was primarily the result of approximately $13.0 million of additional revenue from a significant customer engaged in a fiber deployment project, approximately $10.3 million from additional work for a significant telephone customer maintaining and upgrading its network, and a net increase of $6.0 million for installation, maintenance and construction services provided to several cable multiple system operators. The remaining increase is a result of additional work performed for new and existing customers.
     Total revenues from underground utility line locating during the three months ended October 27, 2007 were $58.3 million compared to $55.4 million during the three months ended October 28, 2006, an increase of 5.3%. The increase is a primarily a result of additional work for a significant telephone customer related to a contract that began subsequent to October 28, 2006.

     Our total revenues from electric utilities and other construction and maintenance services increased $2.5 million, or 10.8%, during the three months ended October 27, 2007 as compared to the three months ended October 28, 2006. The increase was primarily attributable to additional work performed for several new and existing gas customers.
     Costs of Earned Revenues. Costs of earned revenues increased $43.5 million to $261.3 million during the three months ended October 27, 2007 from $217.8 million during the three months ended October 28, 2006. The primary components of this increase were direct labor and subcontractor costs taken together, other direct costs, and direct materials, which increased $34.9 million, $7.8 million, and $0.8 million, respectively. These increases were primarily due to higher levels of operations during the three months ended October 27, 2007, including the operation of Cable Express since its acquisition in September 2006. Costs of earned revenues as a percentage of contract revenues decreased 1.2% during the three months ended October 27, 2007, as compared to the same period last year. Decreases in other direct costs contributed 0.9% to the total decrease primarily from reduced insurance costs on self-insured claims during the three months ended October 27, 2007, and from reduced vehicle and fuel-related expenses as compared to the three months ended October 28, 2006. We also experienced a decrease of 0.7% in direct materials due to a decrease in those projects for which we provide materials to the customer during the three months ended October 27, 2007 as compared to the three months ended October 28, 2006. Partially offsetting these decreases, was an increase of 0.4% in labor and labor-related costs primarily as a result of higher subcontracted labor costs and field office personnel costs as a percentage of contract revenues during the three months ended October 27, 2007 as compared to the three months ended October 28, 2006.
     General and Administrative Expenses. General and administrative expenses increased $3.9 million to $25.6 million during the three months ended October 27, 2007 as compared to $21.7 million for the three months ended October 28, 2006. The increase in total general and administrative expenses for the three months ended October 27, 2007 compared to the prior year period was primarily attributable to increased payroll and related expenses as a result of the growth of our operations, the incremental costs of Cable Express (which was acquired in September 2006) and an increase in stock-based compensation expenses as a result of the restricted stock unit awards granted subsequent to the first quarter of fiscal 2007. The total amount of stock-based compensation expense during the three months ended October 27, 2007 was $2.1 million as compared to $1.7 million for the three months ended October 28, 2006.
     General and administrative expenses as a percentage of contract revenues were 7.8% and 8.0% for the three months ended October 27, 2007 and October 28, 2006, respectively. While our contract revenue have grown since October 28, 2006 both organically and with the additional revenue from acquired companies, general and administrative expenses grew at a lower rate based on the fixed nature of certain of these expenses. As a result, general and administrative expenses as a percentage of contract revenues declined for the three months ended October 27, 2007 compared to the three months ended October 28, 2006.
     Depreciation and Amortization. Depreciation and amortization increased to $16.0 million during the three months ended October 27, 2007 from $12.5 million during the three months ended October 28, 2006 and increased as a percentage of contract revenues to 4.9% during the three months ended October 27, 2007 compared to 4.6% during the three months ended October 28, 2006. The dollar amount of the increase for the current three month period is primarily a result of increased capital expenditures during fiscal 2007 and the first quarter of fiscal 2008, and the addition of fixed assets and intangible assets relating to the acquisition of Cable Express in September 2006.

     Interest Income. Interest income decreased to $0.2 million during the three months ended October 27, 2007 as compared to $0.4 million during the three months ended October 28, 2006. The decrease is primarily a result of lower cash balances during the period as compared to the prior year period due to the acquisition of Cable Express (which was acquired in September 2006).
     Interest Expense. Interest expense was $3.6 million during the three months ended October 27, 2007 as compared to $3.8 million during the three months ended October 28, 2006. The decrease was due to lower outstanding borrowings on our Credit Agreement, notes payable and capital leases, partially offset by an additional $0.2 million in interest expense during the three months ended October 27, 2007 as a result of the adoption of FIN 48.
     Other Income, Net. Other income increased to $1.6 million during the three months ended October 27, 2007 as compared to $0.5 million during the three months ended October 28, 2006. The increase was primarily the result of an increase in the number of assets sold during the three months ended October 27, 2007 as compared to the same period in the prior year.
     Income Taxes. The following table presents our income tax expense and effective income tax rate for continuing operations during the three months ended October 27, 2007 and October 28, 2006 (dollars in millions):

	For the Three Months Ended
	October 27,	October 28,
	2007	2006
Income taxes	$9.7	$6.2
Effective income tax rate	38.8%	39.5%
     Variations in our tax rate are primarily attributable to the impact of non-deductible and non-taxable items for tax purposes in relation to our pre-tax income during the three months ended October 27, 2007 as compared to the three months ended October 28, 2006. As of October 27, 2007, we had total unrecognized tax benefits of approximately $6.7 million. If it is subsequently determined those liabilities are not required, approximately $6.1 million would reduce our effective tax rate and $0.6 million would reduce goodwill during the periods recognized.
     Income from Continuing Operations. Income from continuing operations was $15.3 million during the three months ended October 27, 2007 as compared to $9.5 million during the three months ended October 28, 2006.
     Discontinued Operations. The following table presents our results from discontinued operations during the three months ended October 27, 2007 and October 28, 2006:

	For the Three Months Ended
	October 27, 2007	October 28, 2006
	(dollars in thousands)
Contract revenues of discontinued operations	$—	$7,624
Income (loss) of discontinued operations before income taxes	$(539)	$56
Income (loss) of discontinued operations, net of tax	$(330)	$34

     The operations of Apex were discontinued in December 2006 and there was no contract revenues earned during the three months ended October 27, 2007. The loss from discontinued operations for the three months ended October 27, 2007 was primarily the result of professional and legal expenses associated with a lawsuit that was commenced against Apex during the second quarter of fiscal 2007 (see Note 17 in the Condensed Consolidated Financial Statements).
     Net Income. Net income was $14.9 million during the three months ended October 27, 2007 as compared to $9.6 million during the three months ended October 28, 2006.
Liquidity and Capital Resources
     Capital requirements. We use capital primarily to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. Our working capital needs are influenced by our level of operations and generally increase with higher levels of revenues. Furthermore, working capital needs are influenced by the timing of the collection of accounts receivable from our customers for work performed. We believe that none of our major customers are experiencing significant financial difficulty as of October 27, 2007. Our sources of cash have historically been operating activities, debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. We periodically borrow from and repay our revolving credit facility based on our cash requirements. Additionally, to the extent we make acquisitions that involve consideration other than our stock, or to the extent we repurchase common stock, our capital requirements may increase.
     Cash and cash equivalents totaled $19.2 million at October 27, 2007 compared to $18.9 million at July 28, 2007.

	For the Three Months Ended
	October 27, 2007	October 28, 2006
	(dollars in millions)
Net cash flows:
Provided by operating activities	$17.7	$13.0
Used in investing activities	$(19.7)	$(67.6)
Provided by financing activities	$2.4	$34.9
     Cash from operating activities. During the three months ended October 27, 2007, net cash provided by operating activities was $17.7 million. Net cash provided by operating activities was comprised primarily of net income, adjusted for non-cash items. Non-cash items during the three months ended October 27, 2007 primarily included depreciation, amortization, stock-based compensation, deferred income taxes, and gain on disposal of assets. Changes in working capital and changes in other long term assets and liabilities used $11.9 million of operating cash flow during the three months ended October 27, 2007. Components of the working capital changes that used operating cash flow during the three months ended October 27, 2007 were: an increase in accounts receivable and net costs and estimated earnings in excess of billings of $10.3 million and $1.5 million, respectively, due to current period operating levels combined with the billing and collection activity and the payment patterns of our customers; and net increases in other current and other non-current assets of $5.4 million primarily as a result of increased prepaid insurance and other prepaid costs. Additionally, we had decreases in other liabilities of $8.0 million primarily attributable to semi-annual interest payments on our Notes made during the current quarter and the payment of annual employee bonus costs. Components of the working capital changes that contributed to operating cash flow during the three months ended October 27, 2007 were an increase in accounts payable of $1.6 million due to the timing of receipt and payment of invoices, and an increase in income taxes payable of $11.7 million due to the timing of required payments. Based on first quarter revenues, days sales outstanding for accounts receivable, net was 43.4 days as of October 27, 2007 compared to 49.2 days at October 28, 2006. Based on first quarter revenues, days sales outstanding for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, was 26.5 days as of October 27, 2007 compared to 28.8 days at October 28, 2006. The decrease in combined days sales outstanding for accounts receivable and costs and estimated earnings in excess of billings is due to overall improved billing and collection activities.
     Cash used in investing activities. For three months ended October 27, 2007 and October 28, 2006, net cash used in investing activities was $19.7 million and $67.6 million, respectively. Capital expenditures were $21.2 million and $12.4 million during the three months ended October 27, 2007 and October 28, 2006, respectively, offset in part by $1.8 million and $0.8 million, respectively, in proceeds from the sale of idle assets. Restricted cash, related to funding provisions of our self-insured claims program, increased $0.4 million and $0.8 million during the three months ended October 27, 2007 and October 28, 2006, respectively. During the three months ended October 28, 2006, we paid $55.2 million in connection with the acquisition of Cable Express.
     Cash provided by financing activities. Net cash provided by financing activities was $2.4 million for the three months ended October 27, 2007. Net cash provided by financing activities was $34.9 million for the three months ended October 28, 2006. We had $5.0 million in net borrowings under our Credit Agreement and made principal payments of approximately $0.9 million on capital leases during the three months ended October 27, 2007. Proceeds from long-term debt were $50.0 million during the three months ended October 28, 2006 which consisted of borrowings on our Credit Agreement in connection with the acquisition of Cable Express in September 2006. During the three months ended October 28, 2006, we repaid $20.0 million of borrowings under our Credit Agreement and made principal payments of $1.7 million on capital leases and other notes payable. We had changes in checks drawn in excess of bank balances of $6.3 million as of October 28, 2006 as a result of disbursements issued prior to the end of the first quarter of fiscal 2007.
     During the three months ended October 27, 2007, we repurchased 94,000 shares of our common stock for $2.8 million in open market transactions. Additionally, we withheld shares of restricted stock units totaling 4,300 units in order to meet payroll tax withholding obligations on restricted stock units that vested to certain of our officers. We remitted approximately $0.1 million during the three months ended October 27, 2007 to the Internal Revenue Service to satisfy the required tax withholdings arising out of the vesting of the restricted stock units during the period. We received proceeds of $1.1 million and $0.3 million from the exercise of stock options for the three months ended October 27, 2007 and October 28, 2006, respectively. We received excess tax benefits of $0.1 million from the exercise of stock options and vesting of restricted stock units for the three months ended October 27, 2007. There was minimal excess tax benefit received from the exercise of stock options for the three months ended October 28, 2006.

Compliance with Senior Notes and Credit Agreement
     The indenture governing the Notes contains covenants that restrict our ability to make certain payments, including the payment of dividends, redeem or repurchase our capital stock, incur additional indebtedness and issue preferred stock, make investments, create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell assets, and enter into transactions with affiliates. As of October 27, 2007, we were in compliance with all covenants and conditions under the Notes.
     In connection with issuance of the Notes, we entered into an amendment (the “Amendment”) to our Credit Agreement, which expires in December 2009. After giving effect to the Amendment, the Credit Agreement requires us to (i) maintain a condensed consolidated leverage ratio of not greater than 3.00 to 1.0 as measured at the end of each fiscal quarter, (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain condensed consolidated tangible net worth, which shall be calculated at the end of each fiscal quarter, of not less than $50.0 million plus 50% of condensed consolidated net income (if positive) from September 8, 2005 to the date of computation plus 75% of the equity issuances made from September 8, 2005 to the date of computation. As of October 27, 2007, we had $15.0 million of outstanding borrowings due December 2009 and $45.1 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are primarily issued to insurance companies as part of our self-insurance program. At October 27, we had borrowing availability of $239.9 million under the Credit Agreement and were in compliance with all financial covenants and conditions under the Credit Agreement.
The Notes and Credit Agreement are guaranteed by substantially all of our subsidiaries.
     Contractual Obligations. The following tables set forth our outstanding contractual obligations, including related party leases, as of July 28, 2007:

				Greater
	Less than	Years	Years	than 5
	1 Year	1-3	3-5	Years	Total
	(dollars in thousands)
Notes	$—	$—	$—	$150,000	$150,000
Borrowings under the Credit Agreement	—	15,000	—	—	15,000
Interest Payments on Debt (excluding capital leases)	12,188	24,375	24,375	36,562	97,500
Capital Lease Obligations (including interest and executory costs)	3,433	3,078	8	—	6,519
Operating Leases	6,738	8,693	3,525	4,932	23,888
Employment Agreements	2,355	713	180	—	3,248
Purchase and Other Contractual Obligations	1,126	1,007	—	—	2,133

Total	$25,840	$52,866	$28,088	$191,494	$298,288

     The Company adopted FIN 48 on July 29, 2007, the first day of the 2008 fiscal year. The liability for unrecognized tax benefits for uncertain tax positions at October 27, 2007 was $6.7 million. Approximately $6.3 million of this amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolutions of the underlying tax positions with the relevant tax authorities. The remaining $0.4 million is estimated to be paid in less than one year and is included in the Purchase and Other Contractual Obligations amount above.
     Off-Balance Sheet Arrangements. We have obligations under performance bonds related to certain of our customer contracts. Performance bonds generally provide our customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our obligations under contract. As of October 27, 2007, we had $51.0 million of outstanding performance bonds. As of October 27, 2007, no events have occurred in which the customers have exercised their rights under the performance bonds.

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
     Backlog. Our backlog consists of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts, including master service agreements. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical experience with customers and, more generally our experience in procurements of this type. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. For certain multi-year projects relating to fiber deployments for one of our significant customers, we have included in the October 27, 2007 backlog only the amounts relating to anticipated work through the remainder of calendar year 2007. These fiber deployment projects, when initially installed, are not required for the day-to-day provision of services by that customer. Consequently, the fiber deployment projects of this customer generally have been subject to more uncertainty, as compared to those of our other customers, with regards to activity levels. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time.
     Our backlog at October 27, 2007 and July 28, 2007 was $1.189 billion and $1.388 billion, respectively. We expect to complete approximately 58% of our current backlog during the next twelve months.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have market risk exposure related to interest rates on our cash and equivalents and our debt obligations. The effects of market changes on interest rates are monitored and we manage the interest rate risk by investing in short-term investments with market rates of interest and by maintaining a mix of fixed and variable rate debt. A hypothetical 100 basis point change in interest rates would result in a change to annual interest income of less than $0.2 million based on the amount of cash and equivalents held as of October 27, 2007.
     As of October 27, 2007, outstanding long-term debt included our $150.0 million Notes due in 2015, which bear a fixed rate of interest of 8.125%. Due to the fixed rate of interest on the Notes, changes in interest rates would not have an impact on our interest expense. The fair value of the Notes totaled approximately $151.7 million as of October 27, 2007 based on quoted market prices. There exists market risk sensitivity on the fair value of the fixed rate Notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect at October 27, 2007 would result in an increase or decrease in the fair value of the Notes of approximately $4.4 million, calculated on a discounted cash flow basis.
     As of October 27, 2007, borrowings of $15.0 million were outstanding under our Credit Agreement at an interest rate of 7.75%. Our Credit Agreement generally permits borrowings at a variable rate of interest. Assuming a hypothetical 100 basis point change in the rate at October 27, 2007, our annual interest cost on Credit Agreement borrowings would change by less than $0.2 million. In addition, we have $5.9 million of capital leases with varying rates of interest due through fiscal 2011. A hypothetical 100 basis point change in interest rates in effect at October 27, 2007 on these capital leases would not have a material impact on the fair value of the leases or on our annual interest cost.
     We also have market risk for foreign currency exchange rates related to our operations in Canada. As of October 27, 2007, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     A number of the Company’s competitors have been subject to class action lawsuits alleging violations of the Fair Labor Standards Act and state wage and hour laws. These lawsuits have resulted in the payment of substantial damages by the defendants. We have been contacted by counsel representing current and former employees alleging similar violations at certain of our subsidiaries. These subsidiaries currently employ approximately 2,900 persons. In an effort to avoid the expense of class action litigation and to timely resolve this matter, the parties have engaged a third party to mediate discussions. Further discussions are expected to occur during the Company’s second fiscal quarter ending January 26, 2008. There can be no assurance that these discussions will lead to any settlement and it is too early to evaluate the likelihood of an outcome or estimate the range of amount of any settlement.
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
     From time to time, the Company and its subsidiaries are also party to various claims and legal proceedings in the normal course of business. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. For these claims, the effect of our financial statements is generally limited to the amount of our insurance deductible or self-insurance retention. It is the opinion of our management, based on information available at this time, that none of such pending normal course of business claims or proceedings will have a material effect on our condensed consolidated financial statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our fiscal 2007 Form 10-K under the heading “Risk Factors” in
Part I, Item 1A of Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Issuer Purchases of Equity Securities
(a) During the three months ended October 27, 2007, we did not sell any of our equity securities that were not registered under the
Securities Act of 1933.
(b) Not applicable.
(c) The following table summarizes the Company’s purchases of its common stock:

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the Plan
Period	Purchased	Per Share	Plans or Programs	or Programs
July 29, 2007 — September 22, 2007 (a)	94,000	$29.27	94,000	(a)
September 23, 2007 — October 27, 2007 (b)	4,300	$30.45	—	—

(a)	On August 28, 2007, the Company’s Board of Directors authorized the repurchase of up to $15 million of its common stock over an eighteen month period in open market or private transactions. The Company repurchased 94,000 shares during the three months ended October 27, 2007 with an average price paid of $29.27 per share. As of October 27, 2007 the remaining authorized amount for the repurchase of common stock was approximately $12.2 million.

(b)	The Company acquired 4,300 shares of common stock related to income tax withholdings for restricted stock that vested on October 17, 2007.

Item 6. Exhibits
     Exhibits furnished pursuant to the requirements of Form 10-Q:
Exhibit number

11	Statement re computation of per share earnings; All information required by Exhibit 11 is presented within Note 2 of the Company’s condensed consolidated financial statements in accordance with the provisions of SFAS No. 128

31.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC. Registrant
Date: November 20, 2007	/s/ Steven E. Nielsen
	Name:	Steven E. Nielsen
	Title:	President and Chief Executive Officer

Date: November 20, 2007	/s/ Richard L. Dunn
	Name:	Richard L. Dunn
	Title:	Senior Vice President and Chief Financial Officer