Form 10-Q
period 2008-01-26
DYCOM INDUSTRIES INC
filed 2008-03-05
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 26, 2008
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
Yes ☒     No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock Common stock, par value of $0.33 1/3	Outstanding shares March 4, 2008 40,702,575

Dycom Industries, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 26,	July 28,
	2008	2007
	(dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$27,259	$18,862
Accounts receivable, net	128,770	146,864
Costs and estimated earnings in excess of billings	79,092	95,392
Deferred tax assets, net	19,448	15,478
Income taxes receivable	9,170	—
Inventories	9,538	8,268
Other current assets	12,416	7,266
Current assets of discontinued operations	255	307

Total current assets	285,948	292,437

Property and equipment, net	174,251	164,544
Goodwill	250,518	250,830
Intangible assets, net	66,494	70,122
Other	11,207	11,831

Total non-current assets	502,470	497,327

TOTAL	$788,418	$789,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,674	$30,375
Current portion of debt	2,883	3,301
Billings in excess of costs and estimated earnings	1,067	712
Accrued self-insured claims	29,774	26,902
Income taxes payable	—	1,947
Other accrued liabilities	60,042	63,076
Current liabilities of discontinued operations	1,126	939

Total current liabilities	120,566	127,252
LONG-TERM DEBT	152,119	163,509
ACCRUED SELF-INSURED CLAIMS	35,624	33,085
DEFERRED TAX LIABILITIES, net non-current	16,767	19,316
OTHER LIABILITIES	8,178	1,322
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	565	649

Total liabilities	333,819	345,133

COMMITMENTS AND CONTINGENCIES, Notes 11, 12, 16 and 17

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 41,017,399 and 41,005,106 issued and outstanding, respectively	13,672	13,668
Additional paid-in capital	192,069	191,837
Accumulated other comprehensive income	210	75
Retained earnings	248,648	239,051

Total stockholders’ equity	454,599	444,631

TOTAL	$788,418	$789,764

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	January 26, 2008	January 27, 2007
	(dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$284,758	$258,293

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	247,906	210,771
General and administrative (including stock-based compensation expense of $1.0 million and $1.6 million, respectively)	22,315	21,395
Depreciation and amortization	16,910	14,142

Total	287,131	246,308

Interest income	171	234
Interest expense	(3,566)	(3,953)
Other income, net	798	1,129

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,970)	9,395

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	618	2,591
Deferred	(2,455)	1,156

Total	(1,837)	3,747

INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,133)	5,648

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(93)	(63)

NET INCOME (LOSS)	$(3,226)	$5,585

EARNINGS (LOSS) PER COMMON SHARE — BASIC:
Income (loss) from continuing operations	$(0.08)	$0.14
Loss from discontinued operations	—	—

Net income (loss)	$(0.08)	$0.14

EARNINGS (LOSS) PER COMMON SHARE — DILUTED:
Income (loss) from continuing operations	$(0.08)	$0.14
Loss from discontinued operations	—	—

Net income (loss)	$(0.08)	$0.14

SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON SHARE:
Basic	40,799,664	40,295,932

Diluted	40,799,664	40,599,162

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended
	January 26, 2008	January 27, 2007
	(dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$614,430	$528,846

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	509,218	428,536
General and administrative (including stock-based compensation expense of $3.2 million and $3.3 million, respectively)	47,923	43,074
Depreciation and amortization	32,957	26,637

Total	590,098	498,247

Interest income	381	627
Interest expense	(7,122)	(7,710)
Other income, net	2,370	1,624

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	19,961	25,140

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	12,811	9,731
Deferred	(4,974)	235

Total	7,837	9,966

INCOME FROM CONTINUING OPERATIONS	12,124	15,174

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(422)	(29)

NET INCOME	$11,702	$15,145

EARNINGS PER COMMON SHARE — BASIC:
Income from continuing operations	$0.30	$0.38
Loss from discontinued operations	(0.01)	—

Net income	$0.29	$0.38

EARNINGS PER COMMON SHARE — DILUTED:
Income from continuing operations	$0.30	$0.37
Loss from discontinued operations	(0.01)	—

Net income	$0.28	$0.37

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	40,759,267	40,253,498

Diluted	41,073,223	40,553,092

Earnings per share amounts may not add due to rounding.
See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	January 26, 2008	January 27, 2007
	(dollars in thousands)
OPERATING ACTIVITIES:
Net income	$11,702	$15,145
Adjustments to reconcile net cash inflow from operating activities:
Depreciation and amortization	32,957	27,276
Bad debts recovery, net	(118)	(244)
Gain on sale of fixed assets and other	(2,204)	(1,453)
Deferred income tax benefit	(4,963)	(132)
Stock-based compensation expense	3,164	3,339
Amortization of debt issuance costs	400	376
Excess tax benefit from share-based awards	(479)	(8)
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in operating assets:
Accounts receivable, net	18,149	29,593
Costs and estimated earnings in excess of billings, net	16,655	224
Other current assets	(6,414)	(1,953)
Other assets	723	885
Increase (decrease) in operating liabilities:
Accounts payable	(3,144)	(2,210)
Accrued self-insured claims and other liabilities	2,431	(3,753)
Income taxes payable	(5,969)	(3,146)

Net cash provided by operating activities	62,890	63,939

INVESTING ACTIVITIES:
Restricted cash	(369)	(556)
Capital expenditures	(42,221)	(35,227)
Proceeds from sale of assets	2,948	2,326
Cash paid for acquisitions	—	(56,323)

Net cash used in investing activities	(39,642)	(89,780)

FINANCING ACTIVITIES:
Proceeds from long-term debt	15,000	80,000
Principal payments on long-term debt	(26,809)	(66,576)
Repurchases of common stock	(2,754)	—
Excess tax benefit from share-based awards	479	8
Restricted stock tax withholdings	(2,081)	(1,098)
Exercise of stock options and other	1,314	684

Net cash (used in) provided by financing activities	(14,851)	13,018

Net increase (decrease) in cash and equivalents	8,397	(12,823)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	18,862	27,268

CASH AND EQUIVALENTS AT END OF PERIOD	$27,259	$14,445

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$6,349	$7,404
Income taxes	$17,934	$13,877
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$2,595	$5,726
See notes to the condensed consolidated financial statements

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     Dycom Industries, Inc. (“Dycom” or the “Company”) is a leading provider of specialty contracting services throughout the United States. These services include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. Additionally, Dycom provides services on a limited basis in Canada.
     The condensed consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated balance sheets of the Company and the related condensed consolidated statements of operations and cash flows for each of the three and six month periods reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and six months ended January 26, 2008 are not necessarily indicative of the results that may be expected for the entire year. For a fuller understanding of the Company and its financial statements, the Company recommends reading these condensed consolidated financial statements in conjunction with the Company’s audited financial statements for the year ended July 28, 2007 included in the Company’s 2007 Annual Report on Form 10- K, filed with the Securities and Exchange Commission (“SEC”) on September 7, 2007.
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
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For the Company, key estimates include those for the recognition of revenue for costs and estimated earnings in excess of billings, allowance for doubtful accounts, accrued self-insured claims, the fair value of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangible assets, and accounting for performance-based stock awards, income taxes and contingencies, including legal matters. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the financial statements.
     Restricted Cash — As of January 26, 2008 and July 28, 2007, the Company had approximately $4.9 million and $4.5 million, respectively, in restricted cash which is held as collateral in support of the Company’s insurance obligations. Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows from investing activities in the condensed consolidated statements of cash flows.

     Goodwill and Intangible Assets — The Company accounts for goodwill in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company’s reporting units and related intangible assets are tested annually during the fourth fiscal quarter of each year in accordance with SFAS No. 142 in order to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of the reporting unit’s goodwill or indefinite-lived intangibles may be impaired and written down. Goodwill and other indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value below the carrying value. If the Company determines the fair value of the goodwill or other identifiable intangible assets is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If the Company determines the fair value of the asset is less than the carrying value, an impairment loss is incurred in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations.
     The Company uses judgment in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on the Company’s projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business or operational strategies. The valuations employ a combination of present value techniques to measure fair value and reflect market factors. Changes in the Company’s judgments and projections could result in a significantly different estimate of the fair value and could result in an impairment.
     Income Taxes — The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more likely than not recognition threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In May 2007, the FASB issued FASB Staff Position (“FSP”) No. 48-1, “Definition of Settlement in FASB Interpretation No. 48.” This FSP amends FIN 48 to provide guidance that a Company may recognize a previously unrecognized tax benefit if the tax position is effectively (as opposed to “ultimately”) settled through examination, negotiation, or litigation. The Company adopted the provisions of FIN 48 on July 29, 2007, the first day of fiscal 2008. See Note 12 for further discussion regarding the adoption of the Interpretation.
     Comprehensive Income (Loss) — During the three and six months ended January 26, 2008 and January 27, 2007, the Company did not have any material changes in its equity resulting from non-owner sources and, accordingly, comprehensive income (loss) approximated the net income (loss) amounts presented for the respective periods in the accompanying condensed consolidated statements of operations.
     Multiemployer Defined Benefit Pension Plan — A subsidiary acquired in fiscal 2007 participates in a multiemployer defined benefit pension plan that covers certain of its employees. The subsidiary makes periodic contributions to the plan to meet the benefit obligations. During the three months ended January 26, 2008 and January 27, 2007, the subsidiary contributed approximately $0.9 million and $0.7 million to the plan, respectively. During the six months ended January 26, 2008 and January 27, 2007, the subsidiary contributed approximately $1.9 million and $1.0 million to the plan, respectively.
     Recently Issued Accounting Pronouncements — In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will be effective for the Company for any acquisition completed subsequent to July 26, 2009 (fiscal 2010). The Company is currently evaluating the impact of SFAS No. 141(R).
     In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement will be effective for the Company at the beginning of the third quarter of fiscal 2009 and is not expected to have a material effect on the Company’s results of operations, financial position, or cash flows.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement, which is expected to expand fair value measurement criteria, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective for the Company at the beginning of fiscal 2009. The Company is currently evaluating the impact of SFAS No. 159.

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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a measurement framework and expands disclosure requirements. SFAS No. 157 applies to assets and liabilities that are required to be recorded at fair value pursuant to other accounting standards. SFAS No. 157 will be effective for the Company at the beginning of fiscal 2009. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-2- Effective Date of FASB Statement No. 157 ) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of fiscal 2010. The Company is currently evaluating the impact SFAS No. 157 will have on its non-financial assets and non-financial liabilities.
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

	For the Three Months Ended		For the Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
	(dollars in thousands)
Contract revenues of discontinued operations	$—	$2,410	$—	$10,033
Loss of discontinued operations before income taxes	$(156)	$(105)	$(695)	$(48)
Loss of discontinued operations, net of tax	$(93)	$(63)	$(422)	$(29)

     The following table represents the assets and the liabilities of the discontinued operations:

	January 26, 2008	July 28, 2007
	(dollars in thousands)
Accounts receivable, net	$56	$56
Deferred tax assets, net	198	244
Other current assets	1	7

Current assets of discontinued operations	$255	$307

Accounts payable	$43	$114
Accrued liabilities	1,083	825

Total current liabilities of discontinued operations	$1,126	$939

Other accrued liabilities and deferred taxes	$565	$649

Non-current liabilities of discontinued operations	$565	$649

3. Computation of Earnings (Loss) Per Share
     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computation as required by SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted shares and restricted share units. Diluted earnings per share includes the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested restricted shares and restricted share units. Performance vesting restricted shares and restricted share units are only included in diluted earnings per share calculations for the period if all the necessary performance conditions are satisfied and their impact is not anti-dilutive. For the three months ended January 26, 2008, all common stock equivalents related to stock options, restricted shares, and restricted share units are excluded from the diluted earnings per share calculation as their effect would be anti-dilutive due to the Company’s net loss for the three months ended January 26, 2008.

	For the Three Months Ended		For the Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
	(dollars in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$(3,133)	$5,648	$12,124	$15,174
Loss from discontinued operations, net of tax	(93)	(63)	(422)	(29)

Net income (loss)	$(3,226)	$5,585	$11,702	$15,145

Denominator:
Basic
Weighted-average number of common shares — Basic	40,799,664	40,295,932	40,759,267	40,253,498

Diluted
Weighted-average number of common shares — Basic	40,799,664	40,295,932	40,759,267	40,253,498
Potential common stock arising from stock options, restricted shares and restricted share units	—	303,230	313,956	299,594

Weighted-average number of common shares — Diluted	40,799,664	40,599,162	41,073,223	40,553,092

Antidilutive weighted shares excluded from the calculation of earnings (loss) per share	2,897,883	2,307,605	1,157,679	2,333,325

EARNINGS (LOSS) PER COMMON SHARE — BASIC:

Income (loss) from continuing operations	$(0.08)	$0.14	$0.30	$0.38
Loss from discontinued operations	—	—	(0.01)	—

Net income (loss)	$(0.08)	$0.14	$0.29	$0.38

EARNINGS (LOSS) PER COMMON SHARE — DILUTED:

Income (loss) from continuing operations	$(0.08)	$0.14	$0.30	$0.37
Loss from discontinued operations	—	—	(0.01)	—

Net income (loss)	$(0.08)	$0.14	$0.28	$0.37

Earnings per share amounts may not add due to rounding.
4. Acquisitions
     In September 2006, the Company acquired the outstanding common stock of Cable Express for a purchase price of approximately $55.2 million and assumed $9.2 million in capital lease obligations. The purchase price included transaction fees of approximately $0.5 million and $6.2 million placed in escrow. The escrowed amount was established to satisfy potential indemnification obligations of the sellers pursuant to the acquisition agreement. Of the $6.2 million escrowed, approximately $1.6 million remains to be released to the sellers in September 2008, so long as the amount is not subject to any claims. Cable Express provides specialty contracting services for leading cable multiple system operators. These services include the installation and maintenance of customer premise equipment, including set top boxes and cable modems. The Company borrowed $50.0 million under its revolving credit agreement to fund this acquisition.
     The purchase price of Cable Express has been allocated to the tangible and intangible assets acquired and the liabilities assumed, including capital leases, on the basis of their respective fair values on the acquisition date. Purchase price in excess of fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. Goodwill of approximately $0.8 million related to the Cable Express acquisition is expected to be deductible for tax purposes. The Company determined the fair values of the identifiable intangible assets based primarily on historical data, estimated discounted future cash flows, and expected royalty rates for trademarks and tradenames.

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

     The operating results of Cable Express are included in the accompanying condensed consolidated financial statements since its acquisition date. The following unaudited pro forma information presents the Company’s condensed consolidated results of operations as if the Cable Express acquisition had occurred on July 30, 2006, the first day of the Company’s 2007 fiscal year. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had the acquisition occurred at the beginning of the periods presented nor is it indicative of future results. Approximately $4.8 million of non-recurring charges incurred by Cable Express are included in the pro forma amounts for the six months ended January 27, 2007. The non-recurring charges were incurred prior to the acquisition and primarily related to stock-based compensation expense and acquisition related bonuses. The unaudited pro forma results are as follows:

For the Six Months Ended
January 27, 2007
(dollars in thousands, except
per share amounts)
Total revenues	$539,745
Income from continuing operations before income taxes	$20,466
Income from continuing operations	$12,365
Net income	$12,335
Earnings per share from continuing operations:
Basic	$0.31
Diluted	$0.30
Earnings per share:
Basic	$0.31
Diluted	$0.30
     In January 2007, the Company acquired certain assets of a cable television operator for approximately $1.1 million. In March 2007, the Company acquired certain assets and assumed certain liabilities, including $0.9 million in capital lease obligations, of Cavo for a purchase price of $5.5 million. Cavo provides specialty contracting services for leading cable multiple system operators. These services include the installation and maintenance of customer premise equipment, including set top boxes and cable modems. The purchase price allocation for Cavo is preliminary as the Company continues to assess the valuation of the acquired assets and liabilities. These two acquisitions were not material to the Company’s revenue, results of operations or financial position.
5. Accounts Receivable
     Accounts receivable consist of the following:

	January 26, 2008	July 28, 2007
	(dollars in thousands)
Contract billings	$126,794	$144,835
Retainage	2,025	2,249
Other receivables	811	766

Total	129,630	147,850
Less: allowance for doubtful accounts	860	986

Accounts receivable, net	$128,770	$146,864

     The allowance for doubtful accounts changed as follows:

	For the Three Months Ended		For the Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
	(dollars in thousands)
Allowance for doubtful accounts at beginning of period	$979	$1,874	$986	$1,964
Bad debt recovery, net	(183)	(124)	(118)	(244)
Amounts (charged against) credited to the allowance	64	(712)	(8)	(682)

Allowance for doubtful accounts at end of period	$860	$1,038	$860	$1,038

     As of January 26, 2008, the Company expected to collect all retainage balances within the next twelve months. Additionally, the Company believes that none of its significant customers were experiencing significant financial difficulty as of January 26, 2008.
6. Costs and Estimated Earnings on Contracts in Excess of Billings
     Costs and estimated earnings in excess of billings, net, consists of the following:

	January 26, 2008	July 28, 2007
	(dollars in thousands)
Costs incurred on contracts in progress	$66,574	$76,316
Estimated to date earnings	12,518	19,076

Total costs and estimated earnings	79,092	95,392
Less: billings to date	1,067	712

	$78,025	$94,680

Included in the accompanying condensed consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$79,092	$95,392
Billings in excess of costs and estimated earnings	(1,067)	(712)

	$78,025	$94,680

     The above amounts include both revenue for services from contracts based on units of delivery and cost-to-cost measures of the percentage of completion method.

7. Property and Equipment
     Property and equipment, including amounts for assets subject to capital leases, consists of the following:

	January 26, 2008	July 28, 2007
	(dollars in thousands)
Land	$2,953	$2,953
Buildings	9,554	9,232
Leasehold improvements	2,381	2,104
Vehicles	211,982	198,256
Furniture and fixtures	37,529	34,580
Equipment and machinery	134,650	122,951

Total	399,049	370,076
Less accumulated depreciation	224,798	205,532

Property and equipment, net	$174,251	$164,544

     Depreciation expense and repairs and maintenance, including amounts for assets subject to capital leases, were as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
	(dollars in thousands)
Depreciation expense	$15,112	$12,403	$29,329	$23,441
Repairs and maintenance expense	$5,152	$4,940	$10,708	$10,147
8. Goodwill and Intangible Assets
     The Company’s goodwill and intangible assets consist of the following:

	Useful Life
	In Years	January 26, 2008	July 28, 2007
		(dollars in thousands)
Goodwill	N/A	$250,518	$250,830

Intangible Assets:
Carrying amount
Covenants not to compete	5-7	$800	$800
UtiliQuest tradename	Indefinite	4,700	4,700
Tradenames	4-15	2,925	2,925
Customer relationships	5-15	77,539	77,539

		85,964	85,964

Accumulated amortization:
Covenants not to compete		667	587
Tradenames		918	527
Customer relationships		17,885	14,728

		19,470	15,842

Net Intangible Assets		$66,494	$70,122

     The $0.3 million decrease in goodwill during the six months ended January 26, 2008 is a result of the adoption of FIN 48. See Note 12 for further discussion regarding the adoption of FIN 48.

     For finite-lived intangible assets, amortization expense for the three months ended January 26, 2008 and January 27, 2007 was $1.8 million and $1.7 million, respectively. For finite-lived intangible assets, amortization expense for the six months ended January 26, 2008 and January 27, 2007 was $3.6 million and $3.2 million, respectively. Amortization for the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset. Amortization for the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible assets.
     No impairment of goodwill or other intangible assets occurred at any of the Company’s reporting units during fiscal 2007. During the latter part of the second quarter of fiscal 2008, the Company experienced lower operating results compared to management’s expectations at several reporting units. The operating results were impacted by a significant decline in customer spending during January 2008. This decline in customer spending was a product of a noticeable softening in the intensity with which a broad range of customers executed near term spending plans. This was evidenced by the delayed approval of calendar 2008 budgets for certain customers, the pace with which approved budgets were executed during January, overall volumes of available work, and in certain instances, customer specific delays. This decline was not the consequence of any noteworthy customer project cancellations.
     The Company’s goodwill resides in multiple reporting units. The profitability of individual reporting units may periodically suffer from downturns in customer demand and other factors which result from the cyclical nature of the Company’s business, the high level of competition existing within the Company’s industry, the concentration of the Company’s revenues within a limited number of customers and the level of overall economic activity. Individual reporting units may be relatively more impacted than the Company as a whole. During times of economic slowdown, the Company’s customers may reduce their capital expenditures and defer or cancel pending projects. As a result, demand for the services of one or more of the reporting units could decline during periods of economic downturns which could adversely affect the Company’s operations, cash flows and liquidity.
     While the estimated fair value of all of the reporting units exceeded their carrying value for the annual goodwill impairment test conducted in fiscal 2007, the estimated fair value of several reporting units exceeded their carrying value by a margin of less than 25%. The goodwill balances of these reporting units may have an increased likelihood of impairment if a sustained downturn in customer demand were to occur and the Company’s long-term outlook for their cash flows was adversely impacted. Furthermore, changes in the long-term outlook may result in changes to other valuation assumptions. The reporting units that have material goodwill balances and an estimated fair value in excess of carrying value by a margin of less than 25% are Nichols Construction (“Nichols”), Stevens Communications (“Stevens”), Cable Express and UtiliQuest. Nichols, with a goodwill balance of $5.7 million, provides construction and maintenance services primarily to regional telephone companies and utilities in the Mid-Atlantic United States. Stevens, with a goodwill balance of $8.3 million, provides construction and maintenance services primarily to cable television multiple system operators in the Southeastern United States. Nichols and Stevens have a concentration of revenues from a limited number of customers and have recently experienced lower demand from these customers. The Company’s Cable Express reporting unit, with a goodwill balance of $34.6 million, was acquired in fiscal 2007 and its fair value closely approximated the carrying value during fiscal 2007 due to the recent acquisition date. Cable Express serves cable television multiple system operators and has a concentration of revenues from a limited number of customers. Changes in customer spending levels and demand due to the cyclical nature of the business may result in a relatively greater impact on the profitability of these reporting units than the Company as a whole.

     The UtiliQuest reporting unit, with a goodwill balance of $75.4, provides services to a broad range of customers including utilities and telecommunication providers in over 20 states throughout the United States. These services are required prior to underground excavation and are influenced by overall economic activity. Demand for these services could decline during periods of economic downturns which could adversely affect the operations and cashflows of the reporting unit. Additionally, the UtiliQuest reporting unit was impacted by the $7.6 million charge for the wage and hour litigation described in Note 17 during the quarter ended January 26, 2008 and by increased professional fees related to this matter.
     As of January 26, 2008, the Company believes the operating results recently experienced by the Company’s reporting units do not currently change their long-term outlooks and opportunities. However, if the expected future cash flows and other fair value assumptions related to the Company’s impairment analysis for one or more of these reporting units are adversely impacted by a significant decline in customer demand over an extended period of time, goodwill at the Company’s reporting units may become impaired and would need to be written down to an amount considered recoverable. As of January 26, 2008, the Company believes the goodwill and other indefinite-lived intangible asset is recoverable for all of the reporting units; however, there can be no assurances that they will not be impaired in future periods.
     Certain of the Company’s reporting units also have other intangible assets including tradenames and customer relationship intangibles. As of January 26, 2008, management believes that the carrying amount of the intangible assets is recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the asset may become impaired.

9. Accrued Self-Insured Claims
     The Company retains the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. The following table summarizes the Company’s primary insurance coverage and annual retention amounts which are applicable in all of the states in which the Company operates, except with respect to workers’ compensation insurance in three states in which the Company chooses to participate in a state fund (dollars in thousands):

Loss Retention — Per Occurrence (a):

Workers’ compensation liability claims	$1,000
Automobile liability claims	$1,000	(b)
General liability claims, except UtiliQuest, LLC	$250	(b)
General liability claims for UtiliQuest, LLC	$2,000	(b)
Employee health plan claims (per participant per annum)	$250

Stop Loss and Umbrella Coverage (b):

Aggregate stop loss coverage for workers’ compensation, automobile and general liability claims	$55,000	(c)
Umbrella liability coverage for automobile, general liability, and employer’s liability claims	$95,000

(a)	During fiscal 2007, Prince Telecom Holdings, Inc. (“Prince”) and Cable Express were added to coverage under the Company’s casualty insurance program at the stated levels. Prior to entering the program, claims for each of these companies related to automobile liability, workers’ compensation, and their employee health plans were primarily covered under guaranteed cost programs. For general liability claims, Prince previously retained the risk of loss to $50,000 per occurrence and Cable Express retained the risk of loss to $25,000 per occurrence. Additionally, prior to joining the Company’s insurance program Prince and Cable Express had umbrella liability coverage for automobile, general liability, and employer’s liability claims to a policy limit of $10.0 million and $7.0 million, respectively.

(b)	The Company also retains the risk of loss for automobile liability and general liability between $2.0 million and $5.0 million on a per occurrence basis in excess of the retention amount stated in the table, subject to an aggregate stop loss of $10.0 million for this layer.

(c)	Aggregate stop loss coverage for workers’ compensation, automobile and general liability claims was $38,800 for fiscal 2007.
     Accrued self-insured claims consist of the following:

	January 26, 2008	July 28, 2007
Amounts expected to be paid within one year:
Accrued auto, general liability and workers’ compensation	$15,315	$13,748
Accrued employee group health	3,844	3,678
Accrued damage claims	10,615	9,476

	29,774	26,902
Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers’ compensation	30,920	25,217
Accrued damage claims	4,704	7,868

	35,624	33,085

Total accrued self-insured claims	$65,398	$59,987

10. Other Accrued Liabilities
     Other accrued liabilities consist of the following:

	January 26, 2008	July 28, 2007
	(dollars in thousands)
Accrued payroll and related taxes	$24,889	$27,870
Accrued employee benefit and bonus costs	3,325	9,293
Accrued construction costs	8,413	10,272
Interest payable	3,700	3,587
Other	19,715	12,054

Total other accrued liabilities	$60,042	$63,076

11. Debt
     The Company’s debt consists of the following:

	January 26, 2008	July 28, 2007
	(dollars in thousands)
Senior subordinated notes	$150,000	$150,000
Borrowings under the bank credit agreement	—	10,000
Capital leases	5,002	6,792
Notes payable	—	18

	155,002	166,810
Less: current portion	2,883	3,301

Long-term debt	$152,119	$163,509

     In October 2005, Dycom Investments, Inc., a wholly-owned subsidiary of the Company, issued $150.0 million principal amount of 8.125% senior subordinated notes (“Notes”) due October 2015. Interest is due semi-annually on April 15th and October 15th of each year. The indenture governing the Notes contains covenants that restrict the Company’s ability to: make certain payments, including the payment of dividends; redeem or repurchase capital stock of the Company; incur additional indebtedness and issue preferred stock; make investments; create liens; enter into sale and leaseback transactions; merge or consolidate with another entity; sell assets; and enter into transactions with affiliates. As of January 26, 2008, the Company was in compliance with all covenants and conditions under the indenture governing the Notes.
     The Company’s Credit Agreement provides for a revolving line of credit that will expire in December 2009 with an aggregate capacity of $300.0 million. The Credit Agreement requires the Company to (i) maintain a condensed consolidated leverage ratio of not greater than 3.00 to 1.0 as measured at the end of each fiscal quarter, (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain condensed consolidated tangible net worth as calculated at the end of each fiscal quarter, of not less than $50.0 million plus 50% of condensed consolidated net income (if positive) from September 8, 2005 to the date of computation plus 75% of the equity issuances made from September 8, 2005 to the date of computation (other than equity issuances made after November 16, 2007 pursuant to employee stock option programs in an amount not to exceed $20.0 million during the term of the Credit Agreement). As of January 26, 2008, the Company had no outstanding borrowings and $45.1 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are primarily issued to insurance companies as part of the Company’s self-insurance program and bear interest at 1.375% per annum. At January 26, 2008, the Company had additional borrowing availability of $224.8 million under the most restrictive covenants of the Credit Agreement and was in compliance with all financial covenants and conditions.

     The Company has $5.0 million in capital lease obligations as of January 26, 2008. The capital lease obligations were assumed in connection with the fiscal 2007 acquisitions of Cable Express and Cavo. The capital leases include obligations for certain vehicles and computer equipment and expire at various dates through fiscal year 2011.
12. Income Taxes
     The Company adopted FIN 48 on July 29, 2007, the first day of fiscal 2008. As a result of adoption, retained earnings decreased by approximately $2.1 million. The adoption also resulted in the reclassification of accruals for uncertain tax positions from income taxes payable to other accrued liabilities and other liabilities in the accompanying condensed consolidated balance sheet. After recognizing these impacts upon adoption, the total amount of unrecognized tax benefits was approximately $6.6 million. As of January 26, 2008, the total amount of unrecognized tax benefits is $6.8 million. If it is subsequently determined this amount is not required, approximately $6.2 million would reduce the Company’s effective tax rate and $0.6 million would reduce goodwill during the periods recognized.
     The Company files income tax returns in the U.S. federal jurisdiction, multiple state jurisdictions, and in Canada. The Company is no longer subject to U.S. federal, state and local income tax examinations for years up through 2002. The Company’s U.S. federal filings for the fiscal years 2003 and 2004 are under examination by the Internal Revenue Service and that process is anticipated to be completed by the end of calendar 2008. Management believes its provision for income taxes is adequate; however, any material assessment could adversely affect the Company’s results of operations, cash flows and liquidity. Measurement of certain aspects of the Company’s tax positions are based on interpretations of tax regulations, federal and state case law and the applicable statutes. Based on these interpretations, management believes it is reasonably possible that unrecognized tax benefits of up to $2.5 million and accrued interest of up to $0.9 million will decrease in the next twelve months primarily as a result of audit settlements and the expiration of statutes of limitations in certain jurisdictions.
     The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. As of the date of adoption of FIN 48, the Company accrued approximately $1.2 million in interest related to its uncertain tax positions. During fiscal 2008, the Company recognized approximately $0.2 million and $0.4 million in interest expense in the accompanying condensed consolidated statements of operations for the three and six month periods ended January 26, 2008, respectively.

13. Other Income, net
     The components of other income, net, are as follows:

	For the Three Months Ended		For the Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
	(dollars in thousands)
Gain on sale of fixed assets	$828	$974	$2,204	$1,344
Miscellaneous income (loss)	(30)	155	166	280

Total other income, net	$798	$1,129	$2,370	$1,624

14. Capital Stock
     On August 28, 2007, the Company’s Board of Directors authorized the repurchase of up to $15 million of its common stock over an eighteen months period in open market or private transactions. The Company repurchased 94,000 shares during the six months ended January 26, 2008 at an average price per share of $29.27. As of January 26, 2008, $12.2 million of the authorized amount remains for the repurchase of common stock. Subsequent to January 26, 2008, the Company repurchased 315,800 shares at an average price of $11.37 per share. As of March 4, 2008, $8.6 million of the authorized amount remains for the repurchase of common stock.
15. Stock-Based Awards
     The Company’s stock-based award plans comprise the following (collectively, “the Plans”):
•	the 1991 Incentive Stock Option Plan (“1991 Plan”)

•	the Arguss Communications, Inc. 1991 Stock Option Plan (“1991 Arguss Plan”)

•	the 1998 Incentive Stock Option Plan (“1998 Plan”)

•	the 2001 Directors Stock Option Plan (“2001 Directors Plan”)

•	the 2002 Directors Restricted Stock Plan (“2002 Directors Plan”)

•	the 2003 Long-term Incentive Plan (“2003 Plan”)

•	the 2007 Non-Employee Directors Equity Plan (“2007 Directors Plan”)
     The outstanding options under the 1991 Plan, the 1991 Arguss Plan, the 1998 Plan, and the 2003 Plan are fully vested. Outstanding options granted under the 2001 Directors Plan and 2007 Directors Plan, vest and become exercisable ratably over a four-year period, beginning on the date of the grant. Under the 2003 Plan, time vesting restricted shares and units that are outstanding vest ratably over a period of four years. Under the 2003 Plan, performance vesting restricted shares and units that are outstanding vest over a three year period from grant date, if certain annual and three year Company performance goals are achieved. The Company’s policy is to issue new shares to satisfy equity awards under the Plans. Under the terms of the current plans, stock options are granted at the closing price on the date of the grant and are exercisable over a period of up to ten years.
     On November 20, 2007, the Company’s shareholders approved the 2007 Directors Plan. Subsequent to that date no further grants will be made under the Company’s 2001 Directors Plan and the 2002 Directors Plan. As under the 2001 Directors Plan and the 2002 Directors Plan, the 2007 Directors Plan provides for equity grants to non-employee directors upon their initial election or appointment to the Board of Directors and for annual equity grants to continuing non-employee directors. Additionally, to the extent that a non-employee director does not beneficially own 7,500 shares of Company common stock, the plan requires a portion of such directors annual fees to be paid in the form of restricted stock or restricted stock units. As of January 26, 2008, there were 259,212 shares available for issuance under the 2007 Directors Plan.

     The following table lists the number of shares available and outstanding under each plan as of January 26, 2008, including restricted performance shares and units that will be issued under outstanding awards if certain performance goals are met:

			Unvested Restricted
		Outstanding Stock	Shares and Units	Shares Available
	Plan Expiration	Options	Outstanding	for Grant
1991 Plan	Expired	45,000	—	—
1991 Arguss Plan (a)	N/A	58,687	—	—
2001 Directors Plan (a)	2011	66,501	—	—
2002 Directors Plan (a)	2012	—	8,030	—
1998 Plan (b)	2008	1,418,828	—	776,764
2003 Plan	2013	787,947	1,246,946	1,451,615
2007 Directors Plan	2017	30,000	10,788	259,212

		2,406,963	1,265,764	2,487,591

(a)	No further options will be granted under the 1991 Arguss Plan, the 2001 Directors Plan, or the 2002 Directors Plan.

(b)	The 776,764 available shares under the 1998 Plan that have been authorized but not issued are available for grant under the 2003 Plan.

     The following tables summarize the stock-based awards outstanding at January 26, 2008:

			Weighted Average	Aggregate Intrinsic
	Shares Subject to	Weighted Average	Remaining	Value (in
	Options	Exercise Price	Contractual Life	thousands)
Options outstanding	2,406,963	$29.90	4.7	$3,164

Options exercisable	2,350,212	$30.02	4.6	$3,111

		Weighted	Weighted Average	Aggregate
	Restricted	Average Grant	Remaining	Intrinsic Value
	Shares/Units	Price	Vesting Period	(in thousands)

Unvested time vesting shares/units	143,733	$24.28	2.7	$3,345

Unvested performance vesting shares/units	1,122,031	$24.51	1.5	$26,110

     The aggregate intrinsic value for stock options and restricted shares and units in the preceding tables are based on the Company’s closing stock price of $23.27 on January 26, 2008. These amounts represent the total intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date, before any applicable taxes.
     The following table summarizes the stock-based awards activity during the six months ended January 26, 2008:

			Unvested Time Restricted		Unvested Performance Restricted
	Stock Options		Shares/Units		Shares/Units
		Weighted
		Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares/Units	Grant Price	Shares/Units	Grant Price
Outstanding as of July 28, 2007	2,494,343	$29.78	156,766	$23.37	781,932	$21.57
Granted	30,000	$27.80	56,060	$27.40	551,016	$27.60
Options Exercised/ Shares and Units Vested	(62,128)	$21.15	(69,093)	$24.73	(184,901)	$21.67
Forfeited or cancelled	(55,252)	$33.10	—	$—	(26,016)	$21.78

Outstanding as of January 26, 2008	2,406,963	$29.90	143,733	$24.28	1,122,031	$24.51

     The performance vesting restricted shares and units in the above table represent the maximum number of awards which may vest under the outstanding grants assuming that all performance criteria are met.

     Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the condensed consolidated statements of operations. The compensation expense and the related tax benefit recognized related to stock options, restricted stock and restricted units for the three and six months ended January 26, 2008 and January 27, 2007 is as follows:

	For the Three Months Ended		For the Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
	(dollars in thousands)
Stock-based compensation expense	$1,024	$1,600	$3,164	$3,339
Tax benefit recognized	(395)	(637)	(1,218)	(1,232)
     The Company recognizes compensation expense for performance based awards only if management determines it is probable that the performance criteria for the awards will be met. The total amount of compensation to be ultimately recognized will be based on the number of awards that actually vest. During the current quarter, management determined that it was not probable that the performance criteria of certain of the stock-based awards would be achieved for the fiscal 2008 performance period and as a result no stock-based compensation expense was recognized on these awards during the six month period ended January 26, 2008. Accordingly, the amount of compensation expense recognized during the three and six month periods ended January 26, 2008 will not be representative of future stock-based compensation expense.
     Under the Plans, the maximum total unrecognized compensation expense and weighted-average period over which the expense would be recognized subsequent to January 26, 2008 is shown below. For performance based awards, the unrecognized compensation cost is based upon the maximum amount of restricted stock and units that can be earned under outstanding awards. If the performance goals are not met, no compensation expense will be recognized for these shares/units and compensation expense previously recognized will be reversed.

	Unrecognized
	Compensation	Weighted-Average
	Expense	Period
	(in thousands)	(in years)
Stock options	$726	3.0
Unvested time vesting shares/units	$3,221	2.7
Unvested performance vesting shares/units	$26,764	1.5
     During the six months ended January 26, 2008 and January 27, 2007, the Company received cash of $1.3 million and $0.7 million, respectively, from the exercise of stock options. During the six months ended January 26, 2008 and January 27, 2007, the Company realized a tax benefit from the exercise of stock options and vesting of restricted stock and restricted stock units of approximately $2.8 million and $1.6 million, respectively.
16. Related Party Transactions
     The Company leases administrative offices from entities related to officers of certain of our subsidiaries. The total expense under these arrangements was $0.4 million and $0.3 million for the three month periods ended January 26, 2008 and January 27, 2007, respectively. The total expense under these arrangements was $0.7 million for each of the six month periods ended January 26, 2008 and January 27, 2007. Additionally, the Company paid approximately $0.1 million and $0.3 million for the three and six months ended January 26, 2008, respectively, and $0.2 million and $0.3 million for the three and six months ended January 27, 2007, respectively, in subcontracting services to entities related to officers of certain of its subsidiaries.

17. Commitments and Contingencies
Legal Proceedings.
     During fiscal 2007, the Company was contacted by counsel representing current and former employees alleging violations of the Fair Labor Standards Act and state wage and hour laws at its UtiliQuest, LLC, S.T.S., LLC and Locating, Inc. subsidiaries. The claims included periods dating primarily from September 2003 through January 31, 2007 and cover a number of states where these subsidiaries conducted business. During the quarter ended January 26, 2008, these subsidiaries reached an agreement to settle these claims through a structured mediation process. While the subsidiaries deny allegations underlying the dispute, they have agreed to the mediated settlement to avoid additional legal fees, the uncertainty of a jury trial and the management time that would have been devoted to litigation. The gross settlement of $10.0 million is subject to court approval and represents the maximum payout, assuming 100% opt-in by all potential members of the purported class. The minimum payment under the settlement agreement is approximately $3.1 million, primarily consisting of the amount to be paid to the plaintiffs’ attorneys. The eventual opt-in percentage and accordingly the actual payments to class members are difficult to predict. The Company expects actual payments to be less than the gross settlement amount based on the calculated pay-out amount for individual members within the purported class. Accordingly, the Company has estimated the liability for the pending settlement at $7.6 million and has recorded a pre-tax charge for this amount during the quarter ended January 26, 2008. The actual payments could differ from our estimate.
     Additionally, in December 2006, two former employees of Apex, a wholly-owned subsidiary that was discontinued during the quarter ended January 27, 2007, commenced a lawsuit against the subsidiary in Illinois State Court. The lawsuit alleges that Apex violated certain minimum wage laws under the Fair Labor Standards Act and related state laws by failing to comply with applicable minimum wage and overtime pay requirements. The plaintiffs seek damages and costs. They also seek to certify, and eventually notify, a class consisting of former employees who, since December 2004, have worked for Apex. On January 30, 2007 the case was removed to the United States District Court for the Northern District of Illinois. In July 2007, plaintiffs amended the complaint to include the Company as a defendant. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. The Company intends to vigorously defend itself against this lawsuit. This lawsuit may be expensive to defend and/or settle and may adversely affect the Company’s financial condition and results of discontinued operations or cash flows, regardless of whether any of the foregoing allegations are valid or whether the Company is ultimately determined to be liable.
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

Performance Bonds and Guarantees.
     The Company has obligations under performance bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its obligations under contract. As of January 26, 2008, the Company had $52.8 million of outstanding performance bonds. As of January 26, 2008, no events have occurred in which the customers have exercised their rights under the performance bonds.
     The Company has periodically guaranteed certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.
18. Segment Information
     The Company operates in one reportable segment as a specialty contractor, providing engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. These services are provided by the Company’s various subsidiaries throughout the United States and, on a limited basis, in Canada. All of the Company’s subsidiaries have been aggregated into one reporting segment due to their similar economic characteristics, products and production methods, and distribution methods. The following table presents information regarding revenues by type of customer:

	For the Three Months Ended		For the Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
	(dollars in thousands)
Telecommunications	$215,590	$196,728	$461,215	$388,655
Utility line locating	48,928	46,549	107,272	101,976
Electric utilities and other construction and maintenance	20,240	15,016	45,943	38,215

Total contract revenues	$284,758	$258,293	$614,430	$528,846

     One of the Company’s subsidiaries earned revenues from contracts in Canada of approximately $0.5 million and $2.1 million during the three and six months ended January 26, 2008, respectively, and $0.2 million and $1.1 million during the three and six months ended January 27, 2007. The Company had no material long-lived assets in the Canadian operations at January 26, 2008 and July 28, 2007.
19. Supplemental Consolidating Financial Statements
     During fiscal 2006, the Company completed an offering of $150.0 million of 8.125% senior subordinated notes (see Note 11). The Notes were issued by Dycom Investments, Inc. (“Issuer’’), a wholly owned subsidiary of the Company. The following consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent’’) on a parent only basis, (ii) the Issuer, (iii) the guarantor subsidiaries for the Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a condensed consolidated basis, and (vi) the Company on a condensed consolidated basis. The consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes.
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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
JANUARY 26, 2008

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$25,392	$1,867	$—	$27,259
Accounts receivable, net	5	—	128,206	559	—	128,770
Costs and estimated earnings in excess of billings	—	—	79,020	72	—	79,092
Deferred tax assets, net	904	—	18,422	122	—	19,448
Inventories	—	—	9,494	44	—	9,538
Income taxes receivable	9,170	—	—	—	—	9,170
Other current assets	7,595	—	4,670	151	—	12,416
Current assets of discontinued operations	—	—	255	—	—	255

Total current assets	17,674	—	265,459	2,815	—	285,948

Property and equipment, net	11,172	—	157,305	6,098	(324)	174,251
Goodwill	—	—	250,518	—	—	250,518
Intangible assets, net	—	—	66,494	—	—	66,494
Deferred tax assets, net non-current	1,468	—	—	—	(1,468)	—
Investment in subsidiaries	759,822	1,122,968	—	—	(1,882,790)	—
Intercompany receivables	—	—	539,447	—	(539,447)	—
Other	4,060	3,775	3,361	11	—	11,207

Total non-current assets	776,522	1,126,743	1,017,125	6,109	(2,424,029)	502,470

TOTAL	$794,196	$1,126,743	$1,282,584	$8,924	$(2,424,029)	$788,418

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,131	$—	$23,482	$61	$—	$25,674
Current portion of debt	—	—	2,883	—	—	2,883
Billings in excess of costs and estimated earnings	—	—	1,067	—	—	1,067
Accrued self-insured claims	750	—	28,722	302	—	29,774
Other accrued liabilities	4,020	3,546	51,836	640	—	60,042
Current liabilities of discontinued operations	—	—	1,126	—	—	1,126

Total current liabilities	6,901	3,546	109,116	1,003	—	120,566

LONG-TERM DEBT	—	150,000	2,119	—	—	152,119
ACCRUED SELF-INSURED CLAIMS	944	—	34,168	512	—	35,624
DEFERRED TAX LIABILITIES, net non-current	—	—	18,109	126	(1,468)	16,767
INTERCOMPANY PAYABLES	323,585	213,375	—	2,612	(539,572)	—
OTHER LIABILITIES	8,167	—	11	—	—	8,178
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	—	565	—	—	565

Total liabilities	339,597	366,921	164,088	4,253	(541,040)	333,819

Total stockholders’ equity	454,599	759,822	1,118,496	4,671	(1,882,989)	454,599

TOTAL	$794,196	$1,126,743	$1,282,584	$8,924	$(2,424,029)	$788,418

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 26, 2008

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$283,978	$780	$—	$284,758

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	247,429	918	(441)	247,906
General and administrative	5,433	(36)	16,414	504	—	22,315
Depreciation and amortization	455	—	16,287	168	—	16,910
Intercompany charges (income), net	(4,584)	—	3,552	452	580	—

Total	1,304	(36)	283,682	2,042	139	287,131

Interest income	—	—	171	—	—	171
Interest expense	(334)	(3,134)	(98)	—	—	(3,566)
Other income, net	—	—	813	(15)	—	798

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(1,638)	(3,098)	1,182	(1,277)	(139)	(4,970)

PROVISION (BENEFIT) FOR INCOME TAXES	(653)	(1,232)	607	(504)	(55)	(1,837)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(985)	(1,866)	575	(773)	(84)	(3,133)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(93)	—	—	(93)

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(985)	(1,866)	482	(773)	(84)	(3,226)

EQUITY IN EARNINGS OF SUBSIDIARIES	(2,241)	(375)	—	—	2,616	—

NET INCOME (LOSS)	$(3,226)	$(2,241)	$482	$(773)	$2,532	$(3,226)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JANUARY 26, 2008

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$611,823	$2,607	$—	$614,430

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	507,432	2,527	(741)	509,218
General and administrative	12,060	112	34,781	970	—	47,923
Depreciation and amortization	883	—	31,773	301	—	32,957
Intercompany charges (income), net	(9,643)	—	7,681	990	972	—

Total	3,300	112	581,667	4,788	231	590,098

Interest income	—	—	381	—	—	381
Interest expense	(639)	(6,266)	(217)	—	—	(7,122)
Other income, net	61	—	2,096	213	—	2,370

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(3,878)	(6,378)	32,416	(1,968)	(231)	19,961

PROVISION (BENEFIT) FOR INCOME TAXES	(1,523)	(2,504)	12,728	(773)	(91)	7,837

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(2,355)	(3,874)	19,688	(1,195)	(140)	12,124

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(422)	—	—	(422)

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(2,355)	(3,874)	19,266	(1,195)	(140)	11,702

EQUITY IN EARNINGS OF SUBSIDIARIES	14,057	17,931	—	—	(31,988)	—

NET INCOME (LOSS)	$11,702	$14,057	$19,266	$(1,195)	$(32,128)	$11,702

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 27, 2007

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$258,017	$276	$—	$258,293

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	210,517	254	—	210,771
General and administrative	5,658	126	15,223	388	—	21,395
Depreciation and amortization	250	—	13,787	105	—	14,142
Intercompany charges (income), net	(4,006)	—	3,483	523	—	—

Total	1,902	126	243,010	1,270	—	246,308

Interest income	4	—	230	—	—	234
Interest expense	(660)	(3,127)	(166)	—	—	(3,953)
Other income, net	—	—	1,129		—	1,129

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(2,558)	(3,253)	16,200	(994)	—	9,395

PROVISION (BENEFIT) FOR INCOME TAXES	(1,016)	(1,294)	6,452	(395)		3,747

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(1,542)	(1,959)	9,748	(599)	—	5,648

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(63)	—	—	(63)

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(1,542)	(1,959)	9,685	(599)	—	5,585

EQUITY IN EARNINGS OF SUBSIDIARIES	7,127	9,086	—	—	(16,213)	—

NET INCOME (LOSS)	$5,585	$7,127	$9,685	$(599)	$(16,213)	$5,585

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JANUARY 27, 2007

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$527,660	$1,186	$—	$528,846

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	427,489	1,047	—	428,536
General and administrative	10,705	265	31,206	898	—	43,074
Depreciation and amortization	357	—	26,073	207	—	26,637
Intercompany charges (income), net	(8,306)	—	7,250	1,056	—	—

Total	2,756	265	492,018	3,208	—	498,247

Interest income	4	—	623	—	—	627
Interest expense	(1,139)	(6,252)	(319)	—	—	(7,710)
Other income, net	(1)	—	1,625		—	1,624

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(3,892)	(6,517)	37,571	(2,022)	—	25,140

PROVISION (BENEFIT) FOR INCOME TAXES	(1,543)	(2,584)	14,895	(802)		9,966

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(2,349)	(3,933)	22,676	(1,220)	—	15,174

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(29)	—	—	(29)

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(2,349)	(3,933)	22,647	(1,220)	—	15,145

EQUITY IN EARNINGS OF SUBSIDIARIES	17,494	21,427	—	—	(38,921)	—

NET INCOME (LOSS)	$15,145	$17,494	$22,647	$(1,220)	$(38,921)	$15,145

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JANUARY 26, 2008

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
Net cash (used in) provided by operating activities (1)	$(13,936)	$—	$75,522	$1,304	$—	$62,890

Cash flows from investing activities:
Restricted cash	(369)	—	—	—	—	(369)
Capital expenditures	(3,369)	—	(38,675)	(177)	—	(42,221)
Proceeds from sale of assets	—	—	2,766	182	—	2,948

Net cash (used in) provided by investing activities	(3,738)	—	(35,909)	5	—	(39,642)

Cash flows from financing activities:
Proceeds from long-term debt	15,000	—	—	—	—	15,000
Principal payments on long-term debt	(25,000)	—	(1,809)	—	—	(26,809)
Repurchases of common stock	(2,754)	—	—	—	—	(2,754)
Excess tax benefit from share-based awards	479					479
Restricted stock tax withholdings	(2,081)	—	—	—	—	(2,081)
Exercise of stock options and other	1,314	—	—	—	—	1,314
Intercompany funding	30,716	—	(30,716)	—	—	—

Net cash provided by (used in) financing activities	17,674	—	(32,525)	—	—	(14,851)

Net increase in cash and equivalents	—	—	7,088	1,309	—	8,397
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	18,304	558	—	18,862

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$25,392	$1,867	$—	$27,259

(1)	Net cash from operating activities of the Parent includes changes in certain asset and liability accounts incurred on behalf of the Parent and subsidiaries.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JANUARY 27, 2007

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
Net cash provided by (used in) operating activities (1)	$(8,325)	$—	$71,607	$657	$—	$63,939

Cash flows from investing activities:
Restricted cash	(706)	—	150	—	—	(556)
Capital expenditures	(1,584)	—	(33,618)	(25)	—	(35,227)
Proceeds from sale of assets	—	—	2,326	—	—	2,326
Cash paid for acquisitions	(1,100)	—	(55,223)	—	—	(56,323)

Net cash used in investing activities	(3,390)	—	(86,365)	(25)	—	(89,780)

Cash flows from financing activities:
Proceeds from long-term debt	80,000	—	—	—	—	80,000
Principal payments on long-term debt	(60,000)	—	(6,576)	—	—	(66,576)
Exercise tax benefit from share based awards	8	—	—	—	—	8
Restricted stock tax withholdings	(1,098)	—	—	—	—	(1,098)
Exercise of stock options and other	684	—	—	—	—	684
Intercompany funding	(7,879)	—	7,879	—	—	—

Net cash provided by financing activities	11,715	—	1,303	—	—	13,018

Net increase (decrease) in cash and equivalents	—	—	(13,455)	632	—	(12,823)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	27,249	19	—	27,268

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$13,794	$651	$—	$14,445

(1)	Net cash from operating activities of the Parent includes changes in certain asset and liability accounts incurred on behalf of the Parent and subsidiaries.

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
Overview
     We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. Additionally, we provide services on a limited basis in Canada. For the six months ended January 26, 2008, specialty contracting services related to the telecommunications industry, underground facility locating, and electric and other construction and maintenance services to electric utilities and others contributed approximately 75.1%, 17.4%, and 7.5%, respectively, to our total revenues from continuing operations.
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
     A significant portion of our services are covered by multi-year master service agreements and other arrangements with customers that have historically extended over multiple year periods. We are currently a party to approximately 200 of these arrangements. Master service agreements generally are for contract periods of one or more years and contain customer specified service requirements, such as discrete unit pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue to others work orders valued above a specified dollar limit, the self-performance of the work by the customer’s in house workforce, and the ability to use others when jointly placing facilities with another utility. In most cases, a customer may terminate these agreements for convenience with written notice.

     The remainder of our services is provided pursuant to contracts for specific projects. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Short-term contracts for specific projects are generally three to four months in duration. A portion of our contracts include retainage provisions under which 5% to 10% of the contract invoicing is withheld by the customer pending project completion.
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
     The following table summarizes our revenues from long-term contracts, including multi-year master service agreements, as a percentage of contract revenues from continuing operations:

	For the Three Months Ended		For the Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Multi-year master service agreements	69.8%	74.7%	69.0%	73.8%
Other long-term contracts	15.9%	14.4%	17.3%	13.7%

Total long-term contracts	85.7%	89.1%	86.3%	87.5%

     During the three and six months ended January 26, 2008, revenue from total long-term contracts declined as compared to the same periods in the prior year as a greater portion of work performed was for contracts that cover periods of one year or less.

     A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from customers contributing at least 2.5% of our total revenue from continuing operations in either the three or six month periods ended January 26, 2008 or January 27, 2007:

	For the Three Months Ended
	January 26, 2008	January 27, 2007
AT&T*	20.1%	20.1%
Verizon	16.9%	18.1%
Comcast	11.7%	11.2%
Time Warner	9.3%	8.4%
Embarq	6.2%	6.7%
Charter	4.9%	4.4%
Qwest	2.5%	2.8%
Windstream	1.7%	3.1%
Questar Gas	1.7%	2.5%

	For the Six Months Ended
	January 26, 2008	January 27, 2007
AT&T*	19.2%	18.8%
Verizon	17.4%	17.4%
Comcast	12.0%	11.5%
Time Warner	9.2%	6.8%
Embarq	6.0%	7.3%
Charter	5.1%	4.4%
Qwest	2.4%	3.1%
Questar Gas	2.2%	3.6%
Windstream	1.7%	3.2%

*	For comparison purposes, BellSouth and AT&T revenues have been combined for periods prior to their December 2006 merger.
     Cost of earned revenues includes all direct costs of providing services under our contracts, including costs for construction personnel, subcontractors, operation of capital equipment (excluding depreciation and amortization), and insurance. In addition, cost of earned revenue includes amounts related to the settlement of the legal matter described below. For a majority of our contracts, our customers provide all necessary materials and we provide the personnel, tools, and equipment necessary to perform installation and maintenance services. Materials supplied by our customers, for which the customer retains the financial and performance risk, are not included in our revenue or costs of sales. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our utility facility locating services. A change in claims experience or actuarial assumptions related to these risks could materially affect our results of operations.
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

     During fiscal 2007, we were contacted by counsel representing current and former employees alleging violations of the Fair Labor Standards Act and state wage and hour laws at our UtiliQuest, LLC, S.T.S., LLC and Locating, Inc. subsidiaries. The claims included periods dating primarily from September 2003 through January 31, 2007 and cover a number of states where these subsidiaries conducted business. During the quarter ended January 26, 2008, these subsidiaries reached an agreement to settle these claims through a structured mediation process. While the subsidiaries deny allegations underlying the dispute, they have agreed to the settlement to avoid additional legal fees, the uncertainty of a jury trial and the management time that would have been devoted to litigation. The gross settlement of $10.0 million is subject to court approval and represents the maximum payout, assuming 100% opt-in by all potential members of the purported class. The minimum payment under the settlement agreement is approximately $3.1 million, primarily consisting of the amount to be paid to the plaintiffs’ attorneys. The eventual opt-in percentage and accordingly the actual payments to class members are difficult to predict. We expect actual payments to be less than the gross settlement amount based on the calculated pay-out amount for individual members within the purported class. Accordingly, we have estimated the liability for the pending settlement at $7.6 million and have recorded a pre-tax charge for this amount during the quarter ended January 26, 2008. The actual payments could differ from our estimate.
     In addition, in December 2006, two former employees of Apex Digital, LLC (“Apex”), a wholly-owned subsidiary that was discontinued during the second quarter of fiscal 2007, commenced a lawsuit against the subsidiary in Illinois State Court. The lawsuit alleges that Apex violated certain minimum wage laws under the Fair Labor Standards Act and related state laws by failing to comply with applicable minimum wage and overtime pay requirements. The plaintiffs seek damages and costs. They also seek to certify, and eventually notify, a class consisting of former employees who, since December 2004, have worked for Apex. On January 30, 2007 the case was removed to the United States District Court for the Northern District of Illinois. In July 2007, plaintiffs amended the complaint to include Dycom as a defendant. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. We intend to vigorously defend ourselves against this lawsuit. This lawsuit may be expensive to defend and/or settle and may adversely affect our financial condition and results of discontinued operations or cash flows, regardless of whether any of the foregoing allegations are valid or whether we are ultimately determined to be liable.
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
     In September 2006, we acquired the outstanding common stock of Cable Express Holding Company (“Cable Express”) for a purchase price of approximately $55.2 million, including transaction fees, and assumed $9.2 million in capital lease obligations. Cable Express provides specialty contracting services for leading cable multiple system operators. These services include the installation and maintenance of customer premise equipment, including set top boxes and cable modems.
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

Discontinued Operations
     During fiscal 2007, Apex notified its primary customer of its intention to cease performing installation services in accordance with its contractual rights. Effective December 2006, this customer, a satellite broadcast provider, transitioned its installation service requirements to others and Apex ceased providing these services. As a result, we have discontinued the operations of Apex and presented its results separately in the accompanying condensed consolidated financial statements for all periods presented. We do not expect the cessation of these installation services to have any material effect on our condensed consolidated financial position or results of operations.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for costs and estimated earnings in excess of billings, allowance for doubtful accounts, accrued self-insured claims, valuation of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangible assets, and accounting for performance-based stock awards, income taxes and contingencies, including legal matters. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ materially from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended July 28, 2007 for further information regarding our critical accounting policies and estimates.
     Goodwill and Intangible Assets — We account for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Our reporting units and related intangible asset are tested annually during the fourth fiscal quarter of each year in accordance with SFAS No. 142 in order to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of the reporting unit’s goodwill or indefinite-lived intangibles may be impaired and written down. Goodwill and other indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value below the carrying value. If we determine the fair value of the goodwill or other identifiable intangible assets is less than the carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations.

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset compared to its carrying value. If we determine the fair value of the asset is less than the carrying value, an impairment loss is incurred in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations.
     We use judgment in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on the our projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business or operational strategies. The valuations employ a combination of present value techniques to measure fair value and reflect market factors. Changes in our judgments and projections could result in a significantly different estimate of the fair value and could result in an impairment.
     No impairment of goodwill or other intangible assets occurred at any of our reporting units during fiscal 2007. During the latter part of the second quarter of fiscal 2008, we experienced lower operating results compared to management’s expectations at several reporting units. The operating results were impacted by a significant decline in customer spending during January 2008. This decline in customer spending was a product of a noticeable softening in the intensity with which a broad range of customers executed near term spending plans. This was evidenced by the delayed approval of calendar 2008 budgets for certain customers, the pace with which approved budgets were executed during January, overall volumes of available work, and in certain instances, customer specific delays. This decline was not the consequence of any noteworthy customer project cancellations.
     Our goodwill resides in multiple reporting units. The profitability of individual reporting units may periodically suffer from downturns in customer demand and other factors which result from the cyclical nature of our business, the high level of competition existing within our industry, the concentration of our revenues within a limited number of customers and the level of overall economic activity. Individual reporting units may be relatively more impacted than the Company as a whole. During times of economic slowdown, our customers may reduce their capital expenditures and defer or cancel pending projects. As a result, demand for the services of one or more of the reporting units could decline during periods of economic downturns which could adversely affect our operations, cash flows and liquidity.
     While the estimated fair value of all of the reporting units exceeded their carrying value for the annual goodwill impairment test conducted in fiscal 2007, the estimated fair value of several reporting units exceeded their carrying value by a margin of less than 25%. The goodwill balances of these reporting units may have an increased likelihood of impairment if a sustained downturn in customer demand were to occur and the Company’s long-term outlook for their cash flows was adversely impacted. Furthermore, changes in the long-term outlook may result in changes to other valuation assumptions. The reporting units that have material goodwill balances and an estimated fair value in excess of carrying value by a margin of less than 25% are Nichols Construction (“Nichols”), Stevens Communications (“Stevens”), Cable Express and UtiliQuest. Nichols, with a goodwill balance of $5.7 million, provides construction and maintenance services primarily to regional telephone companies and utilities in the Mid-Atlantic United States. Stevens, with a goodwill balance of $8.3 million, provides construction and maintenance services primarily to cable television multiple system operators in the Southeastern United States. Nichols and Stevens have a concentration of revenues from a limited number of customers and have recently experienced lower demand from these customers. Our Cable Express reporting unit, with a goodwill balance of $34.6 million, was acquired in fiscal 2007 and its fair value closely approximated the carrying value during fiscal 2007 due to the recent acquisition date. Cable Express serves cable television multiple system operators and has a concentration of revenues from a limited number of customers. Changes in customer spending levels and demand due to the cyclical nature of the business may result in a relatively greater impact on the profitability of these reporting units than the Company as a whole.
     The UtiliQuest reporting unit, with a goodwill balance of $75.4, provides services to a broad range of customers including utilities and telecommunication providers in over 20 states throughout the United States. These services are required prior to underground excavation and are influenced by overall economic activity. Demand for these services could decline during periods of economic downturns which could adversely affect the operations and cashflows of the reporting unit. Additionally, the UtiliQuest reporting unit was impacted by the $7.6 million charge for the wage and hour litigation described in Note 17 of the Notes to the Condensed Consolidated Financial Statements during the quarter ended January 26, 2008 and by increased professional fees related to this matter.
     As of January 26, 2008, we believe the operating results recently experienced by our reporting units do not currently change their long-term outlooks and opportunities. However, if the expected future cash flows and other fair value assumptions related to our impairment analysis for one or more of these reporting units are adversely impacted by a significant decline in customer demand over an extended period of time, goodwill at our reporting units may become impaired and would need to be written down to an amount considered recoverable. As of January 26, 2008, we believe the goodwill and other indefinite-lived intangible asset is recoverable for all of the reporting units; however, there can be no assurances that they will not be impaired in future periods.
     Certain of our reporting units also have other intangible assets including tradenames and customer relationship intangibles. As of January 26, 2008, management believes that the carrying amount of the intangible assets is recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the asset may become impaired.

Results of Operations
     The following table sets forth, as a percentage of revenues earned, our condensed consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	For the Three Months Ended
	January 26, 2008		January 27, 2007
	(dollars in millions)
Revenues	$284.8	100.0%	$258.3	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	247.9	87.1	210.8	81.6
General and administrative	22.3	7.8	21.4	8.3
Depreciation and amortization	16.9	5.9	14.1	5.5

Total	287.1	100.8	246.3	95.4

Interest income	0.2	0.1	0.2	0.1
Interest expense	(3.6)	(1.3)	(4.0)	(1.5)
Other income, net	0.8	0.3	1.1	0.4

Income (loss) from continuing operations before income taxes	(5.0)	(1.8)	9.4	3.6
Provision (benefit) for income taxes	(1.8)	(0.6)	3.7	1.5

Income (loss) from continuing operations	(3.1)	(1.1)	5.6	2.2
Loss from discontinued operations, net of tax	(0.1)	—	(0.1)	—

Net income (loss)	$(3.2)	(1.1)%	$5.6	2.2%

	For the Six Months Ended
	January 26, 2008		January 27, 2007
	(dollars in millions)
Revenues	$614.4	100.0%	$528.8	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	509.2	82.9	428.5	81.0
General and administrative	47.9	7.8	43.1	8.1
Depreciation and amortization	33.0	5.4	26.6	5.0

Total	590.1	96.0	498.2	94.2

Interest income	0.4	0.1	0.6	0.1
Interest expense	(7.1)	(1.2)	(7.7)	(1.5)
Other income, net	2.4	0.4	1.6	0.3

Income from continuing operations before income taxes	20.0	3.2	25.1	4.8
Provision for income taxes	7.8	1.3	10.0	1.9

Income from continuing operations	12.1	2.0	15.2	2.9
Loss from discontinued operations, net of tax	(0.4)	(0.1)	—	—

Net income	$11.7	1.9%	$15.1	2.9%

     Revenues. The following table presents information regarding total revenues by type of customer for the three months ended January 26, 2008 and January 27, 2007:

	For the Three Months Ended
	January 26, 2008		January 27, 2007			%
					Increase	Increase
	Revenue	% of Total	Revenue	% of Total	(Decrease)	(Decrease)
		(dollars in millions)
Telecommunications	$215.6	75.7%	$196.7	76.2%	$18.9	9.6%
Utility line locating	48.9	17.2%	46.5	18.0%	2.4	5.1%
Electric utilities and other customers	20.2	7.1%	15.0	5.8%	5.2	34.8%

Total contract revenues	$284.8	100.0%	$258.3	100.0%	$26.5	10.2%

     Revenues increased $26.5 million, or 10.2%, during the three months ended January 26, 2008 as compared to three months ended January 27, 2007. However, during the latter part of the quarter ended January 26, 2008, we experienced a significant decline in customer spending which was a product of a noticeable softening in the intensity with which a broad range of customers executed near-term spending plans. This was evidenced by the delayed approval of calendar 2008 budgets by certain customers, the pace with which approved budgets were executed during January, overall volumes of available work, and in certain instances, customer-specific delays. This decline was not the consequence of any noteworthy customer project cancellations.
     Of the $26.5 million increase during the quarter ended January 26, 2008 as compared to the prior year period, $18.9 million was a result of an increase in specialty contracting services provided to telecommunications companies, $5.2 million was due to increased revenues from construction and maintenance services provided to electric utilities and other customers, and $2.4 million was due to an increase in underground facility locating services revenues. During the three months ended January 26, 2008, telecommunications customer revenue included $3.5 million provided from services performed by companies we acquired subsequent to the first quarter of fiscal 2007. The following table presents revenue by type of customer excluding the amounts attributed to companies acquired subsequent to the first quarter of fiscal 2007:

	For the Three Months Ended
	January 26,	January 27,		%
	2008	2007	Increase	Increase
	(dollars in millions)
Telecommunications	$212.1	$196.7	$15.4	7.8%
Utility line locating	48.9	46.5	2.4	5.1%
Electric utilities and other customers	20.2	15.0	5.2	34.8%

	281.2	258.3	23.0	8.9%
Revenues from businesses acquired in fiscal 2007	3.5	—	3.5	*

Total contract revenues	$284.8	$258.3	$26.5	10.2%

*	Information not meaningful
     Excluding revenue from businesses acquired subsequent to the first quarter of fiscal 2007, revenues from specialty construction services provided to telecommunications companies were $212.1 million during the three months ended January 26, 2008, compared to $196.7 million during the three months ended January 27, 2007, an increase of 7.8%. This increase was primarily the result of an increase of $9.0 million for installation, maintenance and construction services provided to several cable multiple system operators, and approximately $2.6 million from additional work for a significant telephone customer maintaining and upgrading its network. The remaining increase is primarily the result of additional work for both new and existing customers.

     Total revenues from underground facility locating during the three months ended January 26, 2008 were $48.9 million compared to $46.5 million during the three months ended January 27, 2007, an increase of 5.1%. The increase is a primarily a result of additional work for a significant telephone customer related to a contract that began subsequent to January 27, 2007.
     Our total revenues from electric utilities and other construction and maintenance services increased $5.2 million, or 34.8%, during the three months ended January 26, 2008 as compared to the three months ended January 27, 2007. The increase was primarily attributable to additional construction work performed for a gas customer.
     The following table presents information regarding total revenues by type of customer for the six months ended January 26, 2008 and January 27, 2007:

	For the Six Months Ended
	January 26, 2008		January 27, 2007
						%
	Revenue	% of Total	Revenue	% of Total	Increase	Increase
	(dollars in millions)
Telecommunications	$461.2	75.1%	$388.7	73.5%	$72.6	18.7%
Utility line locating	107.3	17.4%	102.0	19.3%	5.3	5.2%
Electric utilities and other customers	45.9	7.5%	38.2	7.2%	7.7	20.2%

Total contract revenues	$614.4	100.0%	$528.8	100.0%	$85.6	16.2%

     Revenues increased $85.6 million, or 16.2%, during the six months ended January 26, 2008 as compared to six months ended January 27, 2007. Of this increase, $72.6 million was a result of an increase in specialty contracting services provided to telecommunications companies, $7.7 million was due to increased revenues from construction and maintenance services provided to electric utilities and other customers, and $5.3 million was due to an increase in underground facility locating services revenues. However, as discussed above, during the latter part of the quarter ended January 26, 2008 we experienced a significant decline in customer spending.
     During the six months ended January 26, 2008, telecommunications customer revenue included $53.2 million provided from services performed by companies we acquired during fiscal 2007. The following table presents revenue by type of customer excluding the amounts attributed to companies acquired during fiscal 2007:

	For the Six Months Ended
				%
	January 26,	January 27,	Increase	Increase
	2008	2007	(Decrease)	(Decrease)
	(dollars in millions)
Telecommunications	$408.0	$358.1	$49.9	14.0%
Utility line locating	107.3	102.0	5.3	5.2%
Electric utilities and other customers	45.9	38.2	7.7	20.2%

	561.3	498.2	62.9	12.6%
Revenues from businesses acquired in fiscal 2007	53.2	30.6	22.6	*

Total contract revenues	$614.4	$528.8	$85.6	16.2%

*	Information not meaningful

     Excluding revenue from businesses acquired during fiscal 2007, revenues from specialty construction services provided to telecommunications companies were $408.0 million during the six months ended January 26, 2008, compared to $358.1 million during the six months ended January 27, 2007, an increase of 14.0%. This increase was primarily the result of an increase of approximately $35.9 million for installation, maintenance and construction services provided to several cable multiple system operators, $13.8 million of additional revenue from a significant customer engaged in a fiber deployment project, and approximately $12.7 million from additional work for a significant telephone customer maintaining and upgrading its network. We also experienced increases from additional work for both new and existing customers. Partially offsetting all of these increases was a decline in revenue of approximately $5.6 million from a telephone customer.
     Total revenues from underground utility facility locating during the six months ended January 26, 2008 were $107.3 million compared to $102.0 million during the six months ended January 27, 2007, an increase of 5.2%. The increase is a primarily a result of additional work for a significant telephone customer related to a contract that began subsequent to January 27, 2007.
     Our total revenues from electric utilities and other construction and maintenance services increased $7.7 million, or 20.2%, during the six months ended January 26, 2008 as compared to the six months ended January 27, 2007. The increase was primarily attributable to additional construction work performed for a gas customer.
     Costs of Earned Revenues. Costs of earned revenues increased $37.1 million to $247.9 million during the three months ended January 26, 2008 compared to $210.8 million during the three months ended January 27, 2007. The primary components of this increase were direct labor and subcontractor costs taken together, other direct costs, and direct materials, which increased $27.2 million, $9.4 million, and $0.5 million, respectively. These increases were primarily due to higher levels of operations during the three months ended January 26, 2008 and $7.6 million recorded for the settlement of the legal matter described above. During the three months ended January 26, 2008, as compared to the same period last year, costs of earned revenues as a percentage of contract revenues increased 5.5%, of which 2.7% was due to the accrual of the settlement of the legal matter described under “Overview” above. During the latter part of the quarter ended January 26, 2008, the Company experienced a decline in customer spending. The Company was unable to meaningfully reduce its labor and other direct costs during the period due to the pace of the unanticipated drop in customer spending. As a result, the Company’s overall cost of earned revenue as a percentage of contract revenues was higher during the second quarter of fiscal 2008 as compared to the same period in the prior year. Increases in labor and labor-related costs contributed 1.4% to the increase in cost of earned revenue as a percentage of contract revenues primarily due to increased subcontracted labor as a percentage of contract revenues. Other direct costs increased 1.7% as a percentage of contract revenues primarily due to increased vehicle, fuel and equipment rental costs. Partially offsetting these increases was a decrease of 0.3% in direct materials due to a decrease in those projects for which we provide materials to the customer during the three months ended January 26, 2008 as compared to the three months ended January 27, 2007.
     Costs of earned revenues increased $80.7 million to $509.2 million during the six months ended January 26, 2008 from $428.5 million during the six months ended January 27, 2007. The primary components of this increase were direct labor and subcontractor costs taken together, other direct costs, and direct materials, which increased $62.8 million, $16.5 million, and $1.4 million, respectively. These increases were primarily due to higher levels of operations during the six months ended January 26, 2008, including the operation of Cable Express since its acquisition in September 2006, and $7.6 million accrued for the settlement of the legal matter described under “Overview” above. During the six months ended January 26, 2008, as compared to the same period last year, costs of earned revenues as a percentage of contract revenues increased 1.8% which included a 1.2% increase from labor and labor-related costs directly related from the accrued settlement for the legal matter described above. Other increases were primarily a result of the impact of our cost structure in relation to the lower than anticipated revenues due to a decline in customer spending during the latter part of the quarter ended January 26, 2008. Of the total increase in costs of earned revenues as a percentage of contract revenues, 0.9% was in labor and labor-related costs primarily related to the increased use of subcontracted labor during the six months ended January 26, 2008 as compared to the six months ended January 27, 2007. We also experienced an increase in other direct costs of 0.2% primarily due to increased vehicle, fuel, and equipment rental costs during the six months ended January 26, 2008 as compared to the six months ended January 27, 2007. Partially offsetting these increases was a decrease in direct materials of 0.5% due to a decrease in those projects for which we provide materials to the customer during the six months ended January 26, 2008 as compared to the six months ended January 27, 2007.
     General and Administrative Expenses. General and administrative expenses increased $0.9 million to $22.3 million during the three months ended January 26, 2008 as compared to $21.4 million for the three months ended January 27, 2007. The increase in total general and administrative expenses for the three months ended January 26, 2008 compared to the prior year period was primarily due to increased legal and professional fees. Partially offsetting these increases was a decrease in performance cash award accruals due to the decline in operating results for the quarter ended January 26, 2008. Additionally, stock-based compensation expense during the three months ended January 26, 2008 decreased to $1.0 million from $1.6 million for the three months ended January 27, 2007, as management determined that it was not probable that the performance criteria of certain of the stock-based awards would be achieved for the fiscal 2008 performance period. As a result, no stock-based compensation expense was recognized on these awards during the six month period ended January 26, 2008. General and administrative expenses increased $4.8 million to $47.9 million during the six months ended January 26, 2008 as compared to $43.1 million for the six months ended January 27, 2007. The increase in total general and administrative expenses for the six months ended January 26, 2008 compared to the prior year period was primarily attributable to increased payroll expenses as a result of the growth of our operations, the incremental costs of Cable Express (which was acquired in September 2006), and increased legal and professional fees. The total amount of stock-based compensation expense during the six months ended January 26, 2008 was $3.2 million as compared to $3.3 million for the six months ended January 27, 2007. During the six months ended January 26, 2008, the Company had additional stock-based compensation related to restricted share awards granted in fiscal 2008, offset by reduced compensation expense for certain performance-based restricted share awards that management believes will not vest due to the financial performance criteria of the awards.
     General and administrative expenses as a percentage of contract revenues were 7.8% and 8.3% for the three months ended January 26, 2008 and January 27, 2007, respectively. General and administrative expenses as a percentage of contract revenues were 7.8% and 8.1% for the six months ended January 26, 2008 and January 27, 2007, respectively. The decrease in general and administrative expenses as a percentage of contract revenues for the three and six months ended January 26, 2008 as compared to the same periods in fiscal 2007 is primarily a result of reduced accrued performance cash awards as a percentage of contract revenues due to the decline in operating results for the quarter ended January 26, 2008. The decrease in the three months ended January 26, 2008 was partially offset by increases in legal and professional fees as a percentage of contract revenues.

     Depreciation and Amortization. Depreciation and amortization increased to $16.9 million during the three months ended January 26, 2008 from $14.1 million during the three months ended January 27, 2007. Depreciation and amortization increased to $33.0 million during the six months ended January 26, 2008 from $26.6 million during the six months ended January 27, 2007. Depreciation and amortization as a percentage of contract revenues increased to 5.9% during the three months ended January 26, 2008 compared to 5.5% during the three months ended January 27, 2007. Depreciation and amortization as a percentage of contract revenues increased to 5.4% during the six months ended January 26, 2008 compared to 5.0% during the six months ended January 27, 2007. The dollar amount of the increase for the current three and six month periods is primarily a result of increased capital expenditures during fiscal 2007 and fiscal 2008 to support our organic growth. The addition of fixed assets and intangible assets relating to the acquisition of Cable Express in September 2006 also contributed to the increase for the six months ended January 26, 2008 as compared to the six months ended January 27, 2007.
     Interest Income. Interest income was $0.2 million during each of the three month periods ended January 26, 2008 and January 27, 2007. Interest income decreased to $0.4 million during the six months ended January 26, 2008 as compared to $0.6 million during the six months ended January 27, 2007. This decrease is primarily a result of lower cash balances related to the acquisition of Cable Express (which was acquired in September 2006) and as a result of increased capital expenditures.
     Interest Expense. Interest expense was $3.6 million during the three months ended January 26, 2008 as compared to $4.0 million during the three months ended January 27, 2007. Interest expense was $7.1 million during the six months ended January 26, 2008 as compared to $7.7 million during the six months ended January 27, 2007. The decrease in the three and six month periods ended January 26, 2008 was due to lower outstanding borrowings on our Credit Agreement, notes payable and capital leases, partially offset by an additional $0.2 million and $0.4 million in interest expense during the three months and six months ended January 26, 2008, respectively, as a result of the adoption of
FIN 48.
     Other Income, Net. Other income decreased to $0.8 million during the three months ended January 26, 2008 as compared to $1.1 million during the three months ended January 27, 2007. The decrease in the three months ended January 26, 2008 as compared to the same period in the prior year is primarily a result of a lesser number of assets sold during the current three month period. Other income increased to $2.4 million during the six months ended January 26, 2008 as compared to $1.6 million during the six months ended January 27, 2007. This increase is primarily a result of a greater number of assets sold during the first three months of fiscal 2008 compared to the same period in fiscal 2007.
     Income Taxes. The following table presents our income tax expense (benefit) and effective income tax rate for continuing operations during the three and six months ended January 26, 2008 and January 27, 2007 (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	January 26,	January 27,	January 26,	January 27,
	2008	2007	2008	2007
Income taxes provision (benefit)	$(1.8)	$3.7	$7.8	$10.0
Effective tax rate	37.0%	39.9%	39.3%	39.6%

     Variations in our tax rate are primarily attributable to the impact of non-deductible and non-taxable items in relation to our pre-tax income (loss) during the three and six month periods ended January 26, 2008 as compared to such items in the same periods in fiscal 2007. As of January 26, 2008, we had total unrecognized tax benefits of approximately $6.8 million. If it is subsequently determined those liabilities are not required, approximately $6.2 million would reduce our effective tax rate and $0.6 million would reduce goodwill during the periods recognized.
     Income (Loss) from Continuing Operations. Loss from continuing operations was $3.1 million during the three months ended January 26, 2008 as compared to income of $5.6 million during the three months ended January 27, 2007. Income from continuing operations was $12.1 million during the six months ended January 26, 2008 as compared to $15.2 million during the six months ended January 27, 2007.
     Discontinued Operations. The following table presents our results from discontinued operations during the three and months ended January 26, 2008 and January 27, 2007:

	For the Three Months Ended		For the Six Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
	(dollars in thousands)
Contract revenues of discontinued operations	$—	$2,410	$—	$10,033
Loss of discontinued operations before income taxes	$(156)	$(105)	$(695)	$(48)
Loss of discontinued operations, net of tax	$(93)	$(63)	$(422)	$(29)
     The operations of Apex were discontinued in December 2006 and there was no contract revenues earned during the three months ended January 26, 2008. The loss from discontinued operations for the three and six months ended January 26, 2008 was primarily the result of professional and legal expenses associated with a lawsuit that was commenced against Apex during the second quarter of fiscal 2007 (see Note 17 in the Condensed Consolidated Financial Statements).
     Net Income (Loss). Net loss was $3.2 million during the three months ended January 26, 2008 as compared to net income of $5.6 million during the three months ended January 27, 2007. Net income was $11.7 million during the six months ended January 26, 2008 as compared to $15.1 million during the six months ended January 27, 2007.
Liquidity and Capital Resources
     Capital requirements. We use capital primarily to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. Our working capital needs are influenced by our level of operations and generally increase with higher levels of revenues. Furthermore, working capital needs are influenced by the timing of the collection of accounts receivable from our customers for work performed. We believe that none of our major customers are experiencing significant financial difficulty as of January 26, 2008. Our sources of cash have historically been operating activities, long-term debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. We periodically borrow from and repay our revolving credit facility based on our cash requirements. Additionally, to the extent we make acquisitions that involve consideration other than our stock, or to the extent we repurchase common stock, our capital requirements may increase.

     Cash and cash equivalents totaled $27.3 million at January 26, 2008 compared to $18.9 million at July 28, 2007.

	For the Six Months Ended
	January 26, 2008	January 27, 2007
	(dollars in millions)
Net cash flows:
Provided by operating activities	$62.9	$63.9
Used in investing activities	$(39.6)	$(89.8)
(Used in) provided by financing activities	$(14.9)	$13.0
     Cash from operating activities. During the six months ended January 26, 2008, net cash provided by operating activities was $62.9 million, comprised primarily of net income, adjusted for non-cash items. Non-cash items during the six months ended January 26, 2008 primarily included depreciation and amortization, deferred income taxes, stock-based compensation, and gain on disposal of assets. Changes in working capital and changes in other long term assets and liabilities provided $22.4 million of operating cash flow during the six months ended January 26, 2008. Components of the working capital changes that contributed to operating cash flow during the six months ended January 26, 2008 were decreases in accounts receivable and net costs and estimated earnings in excess of billings of $18.1 million and $16.7 million, respectively, due to current period billing and collection activity and the payment patterns of our customers. Based on second quarter revenues, days sales outstanding for accounts receivable, net was 41.2 days as of January 26, 2008 compared to 42.3 days at January 27, 2007. Based on second quarter revenues, days sales outstanding for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, was 24.9 days as of January 26, 2008 compared to 28.3 days at January 27, 2007. The decrease in combined days sales outstanding for accounts receivable and costs and estimated earnings in excess of billings is due to overall improvement in billing and collection activities.
     Other components of the working capital changes that contributed to operating cash flow during the six months ended January 26, 2008 was an increase in accrued self-insured claims of $5.1 million due to higher incurred claims in relation to payments during the period and an increase in accrued costs of $7.6 million related to the legal settlement described above. Offsetting these increases was approximately $10.3 million of changes in other accrued liabilities primarily due to the payment of annual employee bonus costs during October 2007 and overall decreases in other accrued liabilities due to lower level of operations during the latter part of the quarter ended January 26, 2008. Components of the working capital changes and changes in other long term assets and liabilities that used operating cash flow during the six months ended January 26, 2008 were a net increase in other current and other non-current assets of $5.7 million primarily as a result of increased prepaid insurance and other prepaid costs. Additionally, there was a decrease in accounts payable of $3.1 million due to the lower level of operations near the end of the current period and due to timing of receipt and payment of invoices, and a decrease in income taxes payable of $6.0 million due to the lower than anticipated income.

     Cash used in investing activities. For six months ended January 26, 2008 and January 27, 2007, net cash used in investing activities was $39.6 million and $89.8 million, respectively. Capital expenditures were $42.2 million and $35.2 million during the six months ended January 26, 2008 and January 27, 2007, respectively, offset in part by $2.9 million and $2.3 million, respectively, in proceeds from the sale of idle assets. Restricted cash, related to funding provisions of our self-insured claims program, increased $0.4 million and $0.6 million during the six months ended January 26, 2008 and January 27, 2007, respectively. During the six months ended January 27, 2007, we paid $55.2 million in connection with the acquisition of Cable Express and $1.1 million for the acquisition of certain assets of a cable television operator.
     Cash (used in) provided by financing activities. Net cash used in financing activities was $14.9 million for the six months ended January 26, 2008. Net cash provided by financing activities was $13.0 million for the six months ended January 27, 2007. During the six months ended January 26, 2008 we borrowed $15.0 million under our Credit Agreement. In addition, we paid $25.0 million against outstanding borrowings under the Credit Agreement and $1.8 million for principal payments on our capital leases. Proceeds from long-term debt were $80.0 million during the six months ended January 27, 2007 which consisted of borrowings on our Credit Agreement in connection with the acquisition of Cable Express in September 2006 and for capital expenditures and operating purposes. During the six months ended January 27, 2007, we repaid $60.0 million of borrowings under our Credit Agreement and made principal payments of $6.6 million on capital leases and other notes payable.
     During the six months ended January 26, 2008, we repurchased 94,000 shares of our common stock for $2.8 million in open market transactions. During the six months ended January 26, 2008 and January 27, 2007, we withheld shares of restricted stock/units totaling 76,880 and 52,333, respectively, and paid approximately $2.1 million and $ 1.1 million, respectively, to the Internal Revenue Service in order to meet payroll tax withholding obligations on restricted stock and restricted units that vested to certain of our officers and employees during those periods. We received proceeds of $1.3 million and $0.7 million from the exercise of stock options for the six months ended January 26, 2008 and January 27, 2007, respectively. We also received excess tax benefits of $0.5 million from the exercise of stock options and vesting of restricted stock and restricted stock units for the six months ended January 26, 2008. There was minimal excess tax benefit received from the exercise of stock options and vesting of restricted stock and restricted stock units for the six months ended January 27, 2007.
     Compliance with Senior Notes and Credit Agreement
     The indenture governing the Notes contains covenants that restrict our ability to: make certain payments, including the payment of dividends; redeem or repurchase our capital stock; incur additional indebtedness and issue preferred stock; make investments; create liens; enter into sale and leaseback transactions; merge or consolidate with another entity; sell assets; and enter into transactions with affiliates. As of January 26, 2008, we were in compliance with all covenants under the Notes.
     Our Credit Agreement provides for a revolving line of credit that will expire in December 2009 with an aggregate capacity of $300.0 million. The Credit Agreement requires us to (i) maintain a condensed consolidated leverage ratio of not greater than 3.00 to 1.0 as measured at the end of each fiscal quarter, (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain condensed consolidated tangible net worth, which shall be calculated at the end of each fiscal quarter, of not less than $50.0 million plus 50% of condensed consolidated net income (if positive) from September 8, 2005 to the date of computation plus 75% of the equity issuances made from September 8, 2005 to the date of computation (other than equity issuances made after November 16, 2007 pursuant to employee stock option programs in an amount not to exceed $20.0 million during the term of the Agreement). As of January 26, 2008, we had no outstanding borrowings and $45.1 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are primarily issued to insurance companies as part of our self-insurance program and bear interest at 1.375% per annum. At January 26, 2008, we had additional borrowing availability of $224.8 million under the most restrictive covenants of the Credit Agreement and were in compliance with all financial covenants and conditions.

     The Notes and Credit Agreement are guaranteed by substantially all of our subsidiaries.
     Contractual Obligations. The following tables set forth our outstanding contractual obligations, including related party leases, as of January 26, 2008:

				Greater
	Less than	Years	Years	than
	1 Year	1-3	3-5	5 Years	Total
	(dollars in thousands)
Notes	$—	$—	$—	$150,000	$150,000
Interest payments on debt (excluding capital leases)	12,188	24,375	24,375	36,562	97,500
Capital Lease Obligations (including interest and executory costs)	3,178	2,358	—	—	5,536
Operating leases	7,258	6,888	2,790	2,435	19,371
Employment Agreements	2,579	971	—	—	3,550
Purchase and other contractual obligations	2,301	—	—	—	2,301

Total	$27,504	$34,592	$27,165	$188,997	$278,258

     Our Condensed Consolidated Balance Sheet as of January 26, 2008 includes a long-term liability of $35.6 million classified as Accrued Self-Insured Claims. This long-term liability has been excluded from the above table as the actual timing of cash payments is uncertain. See Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our accrued self insured claims liability.
     We adopted FIN 48 on July 29, 2007, the first day of the 2008 fiscal year. The liability for unrecognized tax benefits for uncertain tax positions at January 26, 2008 was $6.8 million. Approximately $6.3 million of this amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolutions of the underlying tax positions with the relevant tax authorities. The remaining $0.5 million is estimated to be paid in less than one year and is included in the Purchase and other contractual obligations amount above.
     Off-Balance Sheet Arrangements. We have obligations under performance bonds related to certain of our customer contracts. Performance bonds generally provide our customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our obligations under contract. As of January 26, 2008, we had $52.8 million of outstanding performance bonds. As of January 26, 2008, no events have occurred in which the customers have exercised their rights under the performance bonds.
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

     Backlog. Our backlog consists of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts, including master service agreements. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical experience with customers and, more generally our experience in procurements of this type. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. For certain multi-year projects relating to fiber deployments for one of our significant customers, we have included in the January 26, 2008 backlog the amounts relating to anticipated work through calendar year 2009, when the current contract is concluded. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time.
     Our backlog at January 26, 2008 and July 28, 2007 was $1.468 billion and $1.388 billion, respectively. We expect to complete approximately 57% of our current backlog during the next twelve months.
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
     In addition, we have experienced and expect to continue to experience quarterly variations in revenues and net income as a result of other factors, including:
•	the timing and volume of customers’ construction and maintenance projects,

•	seasonal budgetary spending patterns of customers,

•	the commencement or termination of master service agreements and other long-term agreements with customers,

•	costs incurred to support growth internally or through acquisitions,

•	fluctuation in results of operations caused by acquisitions,

•	fluctuation in the employer portion of payroll taxes as a result of reaching the limitation on social security withholdings and unemployment obligations,

•	changes in mix of customers, contracts, and business activities,

•	fluctuations in stock-based compensation expense as a result of performance criteria in performance-based share awards, as well as the timing and vesting period of all stock-based awards

•	fluctuations in performance cash awards as a result of operating results

•	fluctuations in other income as a result of the timing and levels of capital assets sold during the period, and

•	fluctuations in insurance expense due to changes in claims experience and actuarial assumptions.
     Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have market risk exposure related to interest rates on our cash and equivalents and our debt obligations. The effects of market changes on interest rates are monitored and we manage the interest rate risk by investing in short-term investments with market rates of interest and by maintaining a mix of fixed and variable rate debt. A hypothetical 100 basis point change in interest rates would result in a change to annual interest income of less than $0.3 million based on the amount of cash and equivalents held as of January 26, 2008.
     As of January 26, 2008, outstanding long-term debt included our $150.0 million Notes due in 2015, which bear a fixed rate of interest of 8.125%. Due to the fixed rate of interest on the Notes, changes in interest rates would not have an impact on our interest expense. The fair value of the Notes totaled approximately $146.8 million as of January 26, 2008 based on quoted market prices. There exists market risk sensitivity on the fair value of the fixed rate Notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect at January 26, 2008 would result in an increase or decrease in the fair value of the Notes of approximately $4.4 million, calculated on a discounted cash flow basis.
     As of January 26, 2008, we had no outstanding borrowings under our Credit Agreement. Our Credit Agreement generally permits borrowings at a variable rate of interest. As of January 26, 2008, we had $5.0 million of capital leases with varying rates of interest due through fiscal 2011. A hypothetical 100 basis point change in interest rates in effect at January 26, 2008 on these capital leases would not have a material impact on the fair value of the leases or on our annual interest cost.
     We also have market risk for foreign currency exchange rates related to our operations in Canada. As of January 26, 2008, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     During fiscal 2007, the Company was contacted by counsel representing current and former employees alleging violations of the Fair Labor Standards Act and state wage and hour laws at the Company’s UtiliQuest, LLC, S.T.S., LLC, and Locating, Inc. subsidiaries. The claims included periods dating primarily from September 2003 through January 31, 2007 and cover a number of states where these subsidiaries conducted business. During the quarter ended January 26, 2008, these subsidiaries reached an agreement to settle these claims through a structured mediation process. While the subsidiaries deny allegations underlying the dispute, they have agreed to the mediated settlement to avoid additional legal fees, the uncertainty of a jury trial and the management time that would have been devoted to litigation. The gross settlement of $10.0 million is subject to court approval and represents the maximum payout, assuming 100% opt-in by all potential members of the purported class. The minimum payment under the settlement agreement is approximately $3.1 million, primarily consisting of the amount to be paid to the plaintiffs’ attorneys. The eventual opt-in percentage and accordingly the actual payments to class members are difficult to predict. The Company expects actual payments to be less than the gross settlement amount based on the calculated pay-out amount for individual members within the purported class. Accordingly, the Company has estimated the liability for the pending settlement at $7.6 million and has recorded a pre-tax charge for this amount during the quarter ended January 26, 2008. The actual payments could differ from our estimate.
     In addition, in December 2006, two former employees of Apex Digital, LLC (“Apex”), a wholly-owned subsidiary that was discontinued during the second quarter of fiscal 2007, commenced a lawsuit against the subsidiary in Illinois State Court. The lawsuit alleges that Apex violated certain minimum wage laws under the Fair Labor Standards Act and related state laws by failing to comply with applicable minimum wage and overtime pay requirements. The plaintiffs seek damages and costs. They also seek to certify, and eventually notify, a class consisting of former employees who, since December 2004, have worked for Apex. On January 30, 2007 the case was removed to the United States District Court for the Northern District of Illinois. In July 2007, plaintiffs amended the complaint to include Dycom as a defendant. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. We intend to vigorously defend ourselves against this lawsuit. This lawsuit may be expensive to defend and/or settle and may adversely affect our financial condition and results of discontinued operations or cash flows, regardless of whether any of the foregoing allegations are valid or whether we are ultimately determined to be liable.
     From time to time, the Company and its subsidiaries are also party to various claims and legal proceedings in the normal course of business. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. For these claims, the effect of our financial statements is generally limited to the amount of our insurance deductible or self-insurance retention. It is the opinion of management, based on information available at this time, that none of such pending normal course of business claims or proceedings will have a material effect on the Company’s condensed consolidated financial statements.

Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in our fiscal 2007 Form 10-K under the heading “Risk Factors” in
Part I, Item 1A of Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Issuer Purchases of Equity Securities
     (a) During the three and six months ended January 26, 2008, we did not sell any of our equity securities that were not registered under the
Securities Act of 1933.
     (b) Not applicable.
     (c) The following table summarizes the Company’s purchases of its common stock:

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the Plan
Period	Purchased	Per Share	Plans or Programs	or Programs
July 29, 2007 — September 22, 2007(a)	94,000	$29.27	94,000	(a)
September 23, 2007 — October 27, 2007 (b)	4,300	$30.45	—	—
November 25, 2007 — December 22, 2007 (c)	61,034	$26.80	—	—
December 23, 2007 — January 26, 2008 (d)	11,546	$27.25	—	—

(a)	On August 28, 2007, the Company’s Board of Directors authorized the repurchase of up to $15 million of its common stock over an eighteen month period in open market or private transactions. The Company repurchased 94,000 shares during the three months ended January 26, 2008 with an average price paid of $29.27 per share. As of January 26, 2008 the remaining authorized amount for the repurchase of common stock was approximately $12.2 million.

(b)	The Company acquired 4,300 shares of common stock related to income tax withholdings for restricted stock that vested on October 17, 2007.

(c)	The Company acquired 61,034 shares of common stock related to income tax withholdings for restricted stock and restricted stock units that vested on December 14, 2007 and December 15, 2007.

(d)	The Company acquired 11,546 shares of common stock related to income tax withholdings for restricted stock that vested on December 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders
     An annual meeting of shareholders of the Company was held on November 20, 2007 to consider and take action on the election of three directors and to approve the Company’s 2007 Non-Employee Directors Equity Plan. The Company’s nominee, Thomas G. Baxter, was elected as a director of the Company. Mr. Baxter received 36,965,299 votes for and 554,395 votes withheld. The Company’s nominee, Charles M. Brennan, III, was elected as a director of the Company. Mr. Brennan received 35,230,698 votes for and 2,288,996 votes withheld. The Company’s nominee, James A. Chiddix, was elected as a director of the Company. Mr. Chiddix received 36,928,049 votes for and 591,645 votes withheld. Each of the following directors’ term of office as a director of the Company continued after the annual meeting: Charles B. Coe, Stephen C. Coley, Steven E. Nielsen, and Jack H. Smith. A proposal to approve the Company’s 2007 Non-Employee Directors Equity Plan was approved with 30,441,391 votes for, 1,881,256 against, 1,059,675 abstaining, and 4,137,372 broker non-votes.
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

DYCOM INDUSTRIES, INC. Registrant
Date: March 5, 2008	/s/ Steven E. Nielsen
	Name:	Steven E. Nielsen
	Title:	President and Chief Executive Officer

Date: March 5, 2008	/s/ Richard L. Dunn
	Name:	Richard L. Dunn
	Title:	Senior Vice President and Chief Financial Officer