Form 10-Q
period 2008-04-26
DYCOM INDUSTRIES INC
filed 2008-05-23
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 26, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-5423
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11770 US Highway 1, Suite 101, Palm Beach Gardens, Florida	33408

(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock	Outstanding shares May 21, 2008
Common stock, par value of $0.33 1/3	40,105,359

Dycom Industries, Inc.

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 26,	July 28,
	2008	2007
	(dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$25,040	$18,862
Accounts receivable, net	127,856	146,864
Costs and estimated earnings in excess of billings	84,764	95,392
Deferred tax assets, net	19,229	15,478
Income taxes receivable	9,380	—
Inventories	8,854	8,268
Other current assets	9,628	7,266
Current assets of discontinued operations	171	307

Total current assets	284,922	292,437

Property and equipment, net	177,027	164,544
Goodwill	249,902	250,830
Intangible assets, net	64,682	70,122
Other	10,668	11,831

Total non-current assets	502,279	497,327

TOTAL	$787,201	$789,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,778	$30,375
Current portion of debt	2,518	3,301
Billings in excess of costs and estimated earnings	613	712
Accrued self-insured claims	31,652	26,902
Income taxes payable	—	1,947
Other accrued liabilities	55,479	63,076
Current liabilities of discontinued operations	1,608	939

Total current liabilities	120,648	127,252

LONG-TERM DEBT	151,529	163,509
ACCRUED SELF-INSURED CLAIMS	35,468	33,085
DEFERRED TAX LIABILITIES, net non-current	20,599	19,316
OTHER LIABILITIES	6,953	1,322
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	507	649

Total liabilities	335,704	345,133

COMMITMENTS AND CONTINGENCIES, Notes 11, 12, 16 and 17

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 40,103,616 and 41,005,106 issued and outstanding, respectively	13,367	13,668
Additional paid-in capital	182,405	191,837
Accumulated other comprehensive income	191	75
Retained earnings	255,534	239,051

Total stockholders’ equity	451,497	444,631

TOTAL	$787,201	$789,764

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	April 26, 2008	April 28, 2007
	(dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$293,440	$291,643

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	239,598	233,657
General and administrative (including stock-based compensation expense of $1.4 million and $1.4 million, respectively)	24,969	23,712
Depreciation and amortization	17,301	15,327

Total	281,868	272,696

Interest income	238	174
Interest expense	(3,110)	(3,596)
Other income, net	2,670	5,189

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	11,370	20,714

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	(442)	8,157
Deferred	4,119	(13)

Total	3,677	8,144

INCOME FROM CONTINUING OPERATIONS	7,693	12,570

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(807)	(125)

NET INCOME	$6,886	$12,445

EARNINGS PER COMMON SHARE — BASIC:

Income from continuing operations	$0.19	$0.31
Loss from discontinued operations	(0.02)	—

Net income	$0.17	$0.31

EARNINGS PER COMMON SHARE — DILUTED:

Income from continuing operations	$0.19	$0.31
Loss from discontinued operations	(0.02)	—

Net income	$0.17	$0.31

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	40,436,212	40,469,787

Diluted	40,486,765	40,770,976

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	April 26, 2008	April 28, 2007
	(dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$907,869	$820,488

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	748,816	662,193
General and administrative (including stock-based compensation expense of $4.6 million and $4.8 million, respectively)	72,892	66,786
Depreciation and amortization	50,258	41,964

Total	871,966	770,943

Interest income	619	801
Interest expense	(10,231)	(11,306)
Other income, net	5,040	6,814

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	31,331	45,854

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	12,370	17,888
Deferred	(855)	222

Total	11,515	18,110

INCOME FROM CONTINUING OPERATIONS	19,816	27,744

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(1,228)	(154)

NET INCOME	$18,588	$27,590

EARNINGS PER COMMON SHARE — BASIC:

Income from continuing operations	$0.49	$0.69
Loss from discontinued operations	(0.03)	(0.01)

Net income	$0.46	$0.68

EARNINGS PER COMMON SHARE — DILUTED:

Income from continuing operations	$0.48	$0.68
Loss from discontinued operations	(0.03)	—

Net income	$0.45	$0.68

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	40,651,236	40,324,503

Diluted	40,865,349	40,622,116

Earnings per share amounts may not add due to rounding.
See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	April 26, 2008	April 28, 2007
	(dollars in thousands)
OPERATING ACTIVITIES:
Net income	$18,588	$27,590
Adjustments to reconcile net cash inflow from operating activities:
Depreciation and amortization	50,258	42,771
Bad debts (recovery) expense, net	(412)	4
Gain on sale of fixed assets and other	(4,786)	(6,656)
Deferred income tax benefit	(844)	(32)
Stock-based compensation expense	4,584	4,764
Amortization of debt issuance costs	608	566
Excess tax benefit from share-based awards	(479)	(131)
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in operating assets:
Accounts receivable, net	19,514	22,977
Costs and estimated earnings in excess of billings, net	10,529	(14,005)
Other current assets	(2,941)	(359)
Other assets	973	1,479
Increase (decrease) in operating liabilities:
Accounts payable	(533)	(5,363)
Accrued insurance claims and other liabilities	(2,037)	39
Income taxes payable	(6,184)	4,594

Net cash provided by operating activities	86,838	78,238

INVESTING ACTIVITIES:
Restricted cash	(299)	(502)
Capital expenditures	(59,992)	(59,159)
Proceeds from sale of assets	6,296	12,375
Proceeds from acquisition indemnification claims	522	—
Cash paid for acquisitions	—	(61,812)

Net cash used in investing activities	(53,473)	(109,098)

FINANCING ACTIVITIES:
Proceeds from long-term debt	15,000	105,000
Principal payments on long-term debt	(27,762)	(87,665)
Purchases of common stock	(14,073)	—
Excess tax benefit from share-based awards	479	131
Restricted stock tax withholdings	(2,145)	(1,100)
Exercise of stock options and other	1,314	3,192

Net cash (used in) provided by financing activities	(27,187)	19,558

Net increase (decrease) in cash and equivalents	6,178	(11,302)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	18,862	27,268

CASH AND EQUIVALENTS AT END OF PERIOD	$25,040	$15,966

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$12,515	$13,796
Income taxes	$18,346	$14,453
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$3,953	$4,028
Amounts included in accrued liabilities for acquisition costs	$—	$90
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
     The condensed consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated balance sheets of the Company and the related condensed consolidated statements of operations and cash flows for each of the three and nine month periods reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and nine months ended April 26, 2008 are not necessarily indicative of the results that may be expected for the entire year. For a fuller understanding of the Company and its financial statements, the Company recommends reading these condensed consolidated financial statements in conjunction with the Company’s audited financial statements for the year ended July 28, 2007 included in the Company’s 2007 Annual Report on Form 10- K, filed with the Securities and Exchange Commission (“SEC”) on September 7, 2007.
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
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For the Company, key estimates include: recognition of revenue for costs and estimated earnings in excess of billings, allowance for doubtful accounts, accrued insurance claims, the fair value of goodwill and intangible assets, asset lives used in computing depreciation and amortization, compensation expense for performance-based stock awards, and income taxes and contingencies, including legal matters. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the financial statements.
     Restricted Cash — As of April 26, 2008 and July 28, 2007, the Company had approximately $4.8 million and $4.5 million, respectively, in restricted cash which is held as collateral in support of the Company’s insurance obligations. Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows from investing activities in the condensed consolidated statements of cash flows.

     Goodwill and Intangible Assets — The Company accounts for goodwill in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company’s reporting units and related indefinite-lived intangible asset are tested annually during the fourth fiscal quarter of each year in accordance with SFAS No. 142 in order to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of a reporting unit’s goodwill or indefinite-lived intangible may be impaired and written down. Goodwill and indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value below the carrying value. If the Company determines the fair value of the goodwill or other identifiable intangible asset is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations.
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
     The Company uses judgment in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on the Company’s projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business or operational strategies. In order to measure fair value, the Company employs a combination of present value techniques which reflect market factors. Changes in the Company’s judgments and projections could result in a significantly different estimate of the fair value and could result in an impairment.
     Income Taxes. — The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In May 2007, the FASB issued FASB Staff Position (“FSP”) No. 48-1, “Definition of Settlement in FASB Interpretation No. 48.” This FSP amends FIN 48 to provide guidance that a Company may recognize a previously unrecognized tax benefit if the tax position is effectively (as opposed to “ultimately”) settled through examination, negotiation, or litigation. The Company adopted the provisions of FIN 48 on July 29, 2007, the first day of fiscal 2008. See Note 12 for further discussion regarding the adoption of the Interpretation.

     Comprehensive Income — During the three and nine months ended April 26, 2008, and April 28, 2007, the Company did not have any material changes in its equity resulting from non-owner sources. Accordingly, comprehensive income approximated the net income amounts presented for the respective periods in the accompanying condensed consolidated statements of operations.
     Multiemployer Defined Benefit Pension Plan — A subsidiary acquired in fiscal 2007 participates in a multiemployer defined benefit pension plan that covers certain of its employees. The subsidiary makes periodic contributions to the plan to meet the benefit obligations. During the three months ended April 26, 2008 and April 28, 2007, the subsidiary contributed approximately $1.1 million and $0.7 million to the plan, respectively. During the nine months ended April 26, 2008 and April 28, 2007, the subsidiary contributed approximately $2.9 million and $1.7 million to the plan, respectively.
     Recently Issued Accounting Pronouncements — In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. SFAS No. 161 is effective for the Company in fiscal 2010. SFAS No. 161 is not currently expected to have a material impact on the Company’s financial statements.
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
     In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement will be effective for the Company at the beginning of fiscal 2010 and is not expected to have a material effect on the Company’s results of operations, financial position, or cash flows.
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

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a measurement framework and expands disclosure requirements. SFAS No. 157 applies to assets and liabilities that are required to be recorded at fair value pursuant to other accounting standards. SFAS No. 157 will be effective for the Company at the beginning of fiscal 2009. In February 2008, the FASB released a proposed FASB Staff Position FAS 157-2- “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of fiscal 2010. The Company is currently evaluating the impact SFAS No. 157 will have on its non-financial assets and non-financial liabilities.
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

	For the Three Months Ended		For the Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
	(dollars in thousands)
Contract revenues of discontinued operations	$—	$—	$—	$10,030
Loss from discontinued operations before income taxes	$(1,247)	$(206)	$(1,942)	$(254)
Loss from discontinued operations, net of tax	$(807)	$(125)	$(1,228)	$(154)

The following table represents the assets and the liabilities of the discontinued operations:

	April 26, 2008	July 28, 2007
	(dollars in thousands)
Accounts receivable, net	$2	$56
Deferred tax assets, net	168	244
Other current assets	1	7

Current assets of discontinued operations	$171	$307

Accounts payable	$627	$114
Accrued liabilities	981	825

Total current liabilities of discontinued operations	$1,608	$939

Other accrued liabilities and deferred taxes	$507	$649

Non-current liabilities of discontinued operations	$507	$649

3. Computation of Earnings Per Common Share
     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation as required by SFAS No. 128, “Earnings Per Share.” Basic earnings per common share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted shares and restricted share units. Diluted earnings per common share includes the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested restricted shares and restricted share units. Performance vesting restricted shares and restricted share units are only included in diluted earnings per common share calculations for the period if all the necessary performance conditions are satisfied and their impact is not anti-dilutive.

	For the Three Months Ended		For the Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
	(dollars in thousands, except per share amounts)
Numerator:
Income from continuing operations	$7,693	$12,570	$19,816	$27,744
Loss from discontinued operations, net of tax	(807)	(125)	(1,228)	(154)

Net income	$6,886	$12,445	$18,588	$27,590

Denominator:

Basic
Weighted-average number of common shares - Basic	40,436,212	40,469,787	40,651,236	40,324,503

Diluted
Weighted-average number of common shares - Basic	40,436,212	40,469,787	40,651,236	40,324,503
Potential common stock arising from stock options, restricted shares and restricted share units	50,553	301,189	214,113	297,613

Weighted-average number of common shares - Diluted	40,486,765	40,770,976	40,865,349	40,622,116

Antidilutive weighted shares excluded from the calculation of earnings per common share	2,064,633	1,611,774	2,056,955	2,301,738

EARNINGS PER COMMON SHARE — BASIC:

Income from continuing operations	$0.19	$0.31	$0.49	$0.69
Loss from discontinued operations	(0.02)	—	(0.03)	(0.01)

Net income	$0.17	$0.31	$0.46	$0.68

EARNINGS PER COMMON SHARE — DILUTED:

Income from continuing operations	$0.19	$0.31	$0.48	$0.68
Loss from discontinued operations	(0.02)	—	(0.03)	—

Net income	$0.17	$0.31	$0.45	$0.68

4. Acquisitions
     In September 2006, the Company acquired the outstanding common stock of Cable Express, a provider of specialty contracting services for leading cable multiple system operators. These services include the installation and maintenance of customer premise equipment, including set top boxes and cable modems. The purchase price for Cable Express was approximately $55.2 million and the Company assumed $9.2 million in capital lease obligations. The purchase price included transaction fees of approximately $0.5 million and $6.2 million placed in escrow. The escrowed amount was established to satisfy potential indemnification obligations of the sellers pursuant to the acquisition agreement. During the three months ended April 26, 2008, approximately $0.5 million of the escrowed amount was returned to the Company in satisfaction of certain indemnification claims. As of April 26, 2008, approximately $4.6 million of the escrowed amount has been released to the sellers and approximately $1.1 million remains to be released to the sellers in September 2008, so long as the amount is not subject to any claims. The Company borrowed $50.0 million under its revolving credit agreement to fund this acquisition.
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

     The allocation of purchase price as of the acquistion date for Cable Express is as follows (dollars in thousands):

Assets:
Accounts receivable, net	$8,050
Costs and estimated earnings in excess of billings	1,377
Other current assets	3,630
Property and equipment	12,440
Goodwill	34,114
Intangible assets — customer relationships	22,800
Intangible assets — tradenames	1,100
Other assets	139

Total assets	83,650

Liabilities:
Accounts payable	893
Accrued liabilities	9,262
Notes payable	82
Capital leases payable	9,197
Deferred tax liability, net non-current	9,529

Total liabilities	28,963

Net assets acquired	$54,687

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

For the Nine Months Ended
April 28, 2007
(dollars in thousands, except
per share amounts)
Total revenues	$831,387
Income from continuing operations before income taxes	$41,180
Income from continuing operations	$24,935
Net income	$24,781
Earnings per share from continuing operations:
Basic	$0.62
Diluted	$0.61
Earnings per share:
Basic	$0.61
Diluted	$0.61
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
5. Accounts Receivable
     Accounts receivable consist of the following:

	April 26, 2008	July 28, 2007
	(dollars in thousands)
Contract billings	$126,157	$144,835
Retainage	1,349	2,249
Other receivables	873	766

Total	128,379	147,850
Less: allowance for doubtful accounts	523	986

Accounts receivable, net	$127,856	$146,864

     The allowance for doubtful accounts changed as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
	(dollars in thousands)
Allowance for doubtful accounts at beginning of period	$860	$1,038	$986	$1,964
Bad debt expense (recovery), net	(293)	248	(412)	4
Amounts charged against the allowance	(44)	(125)	(51)	(807)

Allowance for doubtful accounts at end of period	$523	$1,161	$523	$1,161

          As of April 26, 2008, the Company expected to collect all retainage balances within the next twelve months. Additionally, the Company believes that none of its significant customers were experiencing significant financial difficulty as of April 26, 2008.
6. Costs and Estimated Earnings on Contracts in Excess of Billings
     Costs and estimated earnings in excess of billings, net, consists of the following:

	April 26, 2008	July 28, 2007
	(dollars in thousands)
Costs incurred on contracts in progress	$70,007	$76,316
Estimated to date earnings	14,757	19,076

Total costs and estimated earnings	84,764	95,392
Less: billings to date	613	712

	$84,151	$94,680

Included in the accompanying condensed consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$84,764	$95,392
Billings in excess of costs and estimated earnings	(613)	(712)

	$84,151	$94,680

     The above amounts include both revenue for services from contracts based on units of delivery and cost-to-cost measures of the percentage of completion method.
7. Property and Equipment
     Property and equipment, including amounts for assets subject to capital leases, consists of the following:

	April 26, 2008	July 28, 2007
	(dollars in thousands)
Land	$2,953	$2,953
Buildings	9,651	9,232
Leasehold improvements	2,511	2,104
Vehicles	212,498	198,256
Furniture and fixtures	41,554	34,580
Equipment and machinery	134,100	122,951

Total	403,267	370,076
Less accumulated depreciation	226,240	205,532

Property and equipment, net	$177,027	$164,544

     Depreciation expense and repairs and maintenance, including amounts for assets subject to capital leases, were as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
	(dollars in thousands)
Depreciation expense	$15,473	$13,561	$44,803	$37,003
Repairs and maintenance expense	$4,722	$4,679	$15,431	$14,826
8. Goodwill and Intangible Assets
     The Company’s goodwill and intangible assets consist of the following:

	Useful Life
	In Years	April 26, 2008	July 28, 2007
		(dollars in thousands)
Goodwill	N/A	$249,902	$250,830

Intangible Assets:
Carrying amount
Covenants not to compete	5	$800	$800
UtiliQuest tradename	Indefinite	4,700	4,700
Tradenames	4-15	2,925	2,925
Customer relationships	5-15	77,555	77,539

		85,980	85,964

Accumulated amortization:
Covenants not to compete		709	587
Tradenames		1,063	527
Customer relationships		19,526	14,728

		21,298	15,842

Net Intangible Assets		$64,682	$70,122

     During the nine months ended April 26, 2008 goodwill was reduced by approximately $0.5 million as a result of the receipt of escrowed funds by the Company for indemnification of claims related to the Cable Express acquisition (See Note 4). Additionally, goodwill decreased by approximately $0.4 million related to the application of FIN 48. See Note 12 for further discussion regarding the adoption and application of FIN 48.
     For finite-lived intangible assets, amortization expense for the three months ended April 26, 2008 and April 28, 2007 was $1.8 million and $1.8 million, respectively. For finite-lived intangible assets, amortization expense for the nine months ended April 26, 2008 and April 28, 2007 was $5.5 million and $5.0 million, respectively. Amortization for the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset. Amortization for the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible assets.
     No impairment of goodwill or other intangible assets occurred at any of the Company’s reporting units during fiscal 2007. During the latter part of the second quarter of fiscal 2008, the Company experienced lower operating results compared to management’s expectations at several reporting units. The operating results were impacted by a significant decline in customer spending during January 2008. This decline in customer spending was a product of a noticeable softening in the intensity with which a broad range of customers executed near term spending plans. This was evidenced by the delayed approval of calendar 2008 budgets for certain customers, the pace with which approved budgets were executed during January, overall volumes of available work, and in certain instances, customer specific delays. This decline was not the consequence of any noteworthy customer project cancellations. These conditions generally improved during the third quarter of fiscal 2008.
     The Company’s goodwill resides in multiple reporting units. The profitability of individual reporting units may periodically suffer from downturns in customer demand and other factors which result from the cyclical nature of the Company’s business, the high level of competition existing within the Company’s industry, the concentration of the Company’s revenues within a limited number of customers and the level of overall economic activity. Individual reporting units may be relatively more impacted by these factors than the Company as a whole. Specifically during times of economic slowdown, the Company’s customers may reduce their capital expenditures and defer or cancel pending projects. As a result, demand for the services of one or more of the reporting units could decline during periods of economic downturns which could adversely affect the Company’s operations, cash flows and liquidity.
     While the estimated fair value of all of the reporting units exceeded their carrying value for the annual goodwill impairment test conducted in fiscal 2007, the estimated fair value of several reporting units exceeded their carrying value by a margin of less than 25%. The goodwill balances of these reporting units may have an increased likelihood of impairment if a sustained downturn in customer demand were to occur, or if the reporting unit was not able to execute against customer opportunities, and the long-term outlook for their cash flows was adversely impacted. Furthermore, changes in the long-term outlook may result in changes to other valuation assumptions. The reporting units that had material goodwill balances and an estimated fair value in excess of carrying value by a margin of less than 25% are Nichols Construction (“Nichols”), Stevens Communications (“Stevens”), Cable Express and UtiliQuest. Nichols, with a goodwill balance of $5.7 million, provides construction and maintenance services primarily to regional telephone companies and utilities in the Mid-Atlantic United States. Stevens, with a goodwill balance of $8.3 million, provides construction and maintenance services primarily to cable television multiple system operators in the Southeastern United States. Nichols and Stevens have a concentration of revenues from a limited number of customers and have recently experienced lower demand from these customers. The Company’s Cable Express reporting unit, with a goodwill balance of $34.1 million, was acquired in fiscal 2007 and its fair value closely approximated the carrying value during fiscal 2007 due to the recent acquisition date. Cable

Express serves cable television multiple system operators and has a concentration of revenues from a limited number of customers. Changes in customer spending levels and demand due to the cyclical nature of the business may result in a relatively greater impact on the profitability of these reporting units than the Company as a whole.
     The UtiliQuest reporting unit, with a goodwill balance of $75.4, provides services to a broad range of customers including utilities and telecommunication providers in over 20 states throughout the United States. These services are required prior to underground excavation and are influenced by overall economic activity. Demand for these services could decline during periods of economic downturns which could adversely affect the operations and cashflows of the reporting unit. Additionally, the UtiliQuest reporting unit was impacted by the $7.6 million charge for the wage and hour litigation described in Note 17 during the second quarter of fiscal 2008 and by increased professional fees related to this matter.
     As of April 26, 2008, the Company believes the operating results recently experienced by the Company’s reporting units do not currently change their long-term outlooks and opportunities. However, if the expected future cash flows and other fair value assumptions related to the Company’s impairment analysis for one or more of these reporting units are adversely impacted by a significant decline in customer demand over an extended period of time, goodwill at the Company’s reporting units may become impaired and would need to be written down to an amount considered recoverable. As of April 26, 2008, the Company believes the goodwill and other indefinite-lived intangible asset is recoverable for all of the reporting units; however, there can be no assurances that they will not be impaired in future periods.
     Certain of the Company’s reporting units also have other intangible assets including tradenames and customer relationship intangibles. As of April 26, 2008, management believes that the carrying amount of the intangible assets is recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the asset may become impaired.
9. Accrued Insurance Claims
     The Company retains the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. The following table summarizes the Company’s primary insurance coverage and annual retention amounts as of April 26, 2008 which are applicable in all of the states in which the Company operates, except with respect to workers’ compensation insurance in three states in which the Company chooses to participate in a state fund (dollars in thousands):

Loss Retention — Per Occurrence (a):

Workers’ compensation liability claims	$1,000

Automobile liability claims	$1,000	(b)

General liability claims, except UtiliQuest, LLC	$250	(b)

General liability claims for UtiliQuest, LLC	$2,000	(b)

Employee health plan claims (per participant per annum)	$250

Stop Loss and Umbrella Coverage (b):

Aggregate stop loss coverage for workers’ compensation, automobile and general liability claims	$55,000	(c)

Umbrella liability coverage for automobile, general liability, and employer’s liability claims	$95,000

(a)	During fiscal 2007, Prince Telecom Holdings, Inc. (“Prince”) and Cable Express were added to coverage under the Company’s casualty insurance program at the stated levels. Prior to entering the program, claims for each of these companies related to automobile liability, workers’ compensation, and their employee health plans were primarily covered under guaranteed cost programs. For general liability claims, Prince previously retained the risk of loss to $50,000 per occurrence and Cable Express retained the risk of loss to $25,000 per occurrence. Additionally, prior to joining the Company’s insurance program Prince and Cable Express had umbrella liability coverage for automobile, general liability, and employer’s liability claims to a policy limit of $10.0 million and $7.0 million, respectively.

(b)	The Company also retains the risk of loss for automobile liability and general liability between $2.0 million and $5.0 million on a per occurrence basis in excess of the retention amount stated in the table, subject to an aggregate stop loss of $10.0 million for this layer.

(c)	Aggregate stop loss coverage for workers’ compensation automobile and general liability claims was $38,800 for fiscal 2007.
Accrued insurance claims consist of the following:

	April 26, 2008	July 28, 2007
Amounts expected to be paid within one year:
Accrued auto, general liability and workers’ compensation	$17,308	$13,748
Accrued employee group health	3,951	3,678
Accrued damage claims	10,393	9,476

	31,652	26,902

Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers’ compensation	30,838	25,217
Accrued damage claims	4,630	7,868

	35,468	33,085

Total accrued insurance claims	$67,120	$59,987

10. Other Accrued Liabilities
          Other accrued liabilities consist of the following:

	April 26, 2008	July 28, 2007
	(dollars in thousands)
Accrued payroll and related taxes	$23,792	$27,870
Accrued employee benefit and bonus costs	4,854	9,293
Accrued construction costs	8,849	10,272
Interest payable	608	3,587
Other	17,376	12,054

Total other accrued liabilities	$55,479	$63,076

11. Debt
          The Company’s debt consists of the following:

	April 26, 2008	July 28, 2007
	(dollars in thousands)
Senior subordinated notes	$150,000	$150,000
Borrowings under the bank credit agreement	—	10,000
Capital leases	4,047	6,792
Notes payable	—	18

	154,047	166,810
Less: current portion	2,518	3,301

Long-term debt	$151,529	$163,509

          In October 2005, Dycom Investments, Inc., a wholly-owned subsidiary of the Company, issued 8.125% senior subordinated notes (“Notes”) due October 2015 in the amount of $150.0 million. Interest is due semi-annually on April 15th and October 15th of each year. The indenture governing the Notes contains covenants that restrict the Company’s ability to: make certain payments, including the payment of dividends; redeem or repurchase capital stock of the Company; incur additional indebtedness and issue preferred stock; make investments; create liens; enter into sale and leaseback transactions; merge or consolidate with another entity; sell assets; and enter into transactions with affiliates. As of April 26, 2008, the Company was in compliance with all covenants and conditions under the indenture governing the Notes.
          The Company’s Credit Agreement provides for a revolving line of credit that will expire in December 2009 with an aggregate capacity of $300.0 million. The Credit Agreement requires the Company to (i) maintain a condensed consolidated leverage ratio of not greater than 3.00 to 1.0 as measured at the end of each fiscal quarter, (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain condensed consolidated tangible net worth as calculated at the end of each fiscal quarter, of not less than $50.0 million plus 50% of condensed consolidated net income (if positive) from September 8, 2005 to the date of computation plus 75% of the equity issuances made from September 8, 2005 to the date of computation (other than equity issuances made after November 16, 2007 pursuant to employee stock option programs in an amount not to exceed $20.0 million during the term of the Credit Agreement). As of April 26, 2008, the Company had no outstanding borrowings and $49.6 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are primarily issued to insurance companies as part of the Company’s insurance program and bear interest at 1.375% per annum. Subsequent to April 26, 2008, the outstanding letters of credit were reduced by approximately $3.1 million. At April 26, 2008, the Company had additional borrowing availability of $194.1 million under the most restrictive covenants of the Credit Agreement and was in compliance with the financial covenants and conditions.
          The Company had $4.0 million in capital lease obligations as of April 26, 2008. The capital lease obligations were assumed in connection with the fiscal 2007 acquisitions of Cable Express and Cavo. The capital leases include obligations for certain vehicles and computer equipment and expire at various dates through fiscal year 2011.
12. Income Taxes
          The Company adopted FIN 48 on July 29, 2007, the first day of fiscal 2008. As a result of adoption, retained earnings decreased by approximately $2.1 million. The adoption also resulted in the reclassification of accruals for uncertain tax positions from income taxes payable to other accrued liabilities and other liabilities in the accompanying condensed consolidated balance sheet. After recognizing these impacts upon adoption, the total amount of unrecognized tax benefits was approximately $6.6 million. During the three months ended April 26, 2008, the Company reversed liabilities for unrecognized tax benefits and interest expense that were no longer required, resulting in a $0.9 million decrease in the Company’s provision for income taxes, $0.3 million decrease in interest expense, and $0.1 million decrease in goodwill. As of April 26, 2008, the total amount remaining of unrecognized tax benefits is $5.4 million. If it is subsequently determined this amount is not required, approximately $4.9 million would affect the Company’s effective tax rate and $0.5 million would reduce goodwill during the periods recognized.
          The Company files income tax returns in the U.S. federal jurisdiction, multiple state jurisdictions, and in Canada. The Company is no longer subject to U.S. federal, state and local income tax examinations for years up through 2002. The Company’s U.S. federal filings for the fiscal years 2003 and 2004 are under examination by the Internal Revenue Service and elements of that process are anticipated to be completed at different times throughout calendar 2008. Management believes its provision for income taxes is adequate; however, any material assessment could adversely affect the Company’s results of operations, cash flows and liquidity. Measurement of certain aspects of the Company’s tax positions are based on interpretations of tax regulations, federal and state case law and the applicable statutes. Based on these interpretations, management believes it is reasonably possible that unrecognized tax benefits of up to $1.2 million and accrued interest of up to $0.5 million will decrease in the next twelve months primarily as a result of audit settlements and the expiration of statutes of limitations in certain jurisdictions.
          The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. As of the date of adoption of FIN 48, the Company accrued approximately $1.2 million in interest related to its uncertain tax positions. During the nine months ended April 26, 2008, the Company recognized approximately $0.1 million in interest expense in the accompanying condensed consolidated statements of operations.

13. Other Income, net
          The components of other income, net, are as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
	(dollars in thousands)
Gain on sale of fixed assets	$2,582	$5,108	$4,786	$6,452
Miscellaneous income	88	81	254	362

Total other income, net	$2,670	$5,189	$5,040	$6,814

14. Capital Stock
     On August 28, 2007, the Company’s Board of Directors authorized the repurchase of up to $15 million of its common stock over an eighteen month period in open market or private transactions. The Company repurchased and cancelled 1,016,200 shares during the nine months ended April 26, 2008 at an average price per share of $13.82. As of April 26, 2008, approximately $0.9 million of the authorized amount remains for the repurchase of common stock.
15. Stock-Based Awards
          The Company’s stock-based award plans are comprised of the following (collectively, “the Plans”):
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

          On November 20, 2007, the Company’s shareholders approved the 2007 Directors Plan. Subsequent to that date no further grants will be made under the Company’s 2001 Directors Plan and the 2002 Directors Plan. As under the 2001 Directors Plan and the 2002 Directors Plan, the 2007 Directors Plan provides for equity grants to non-employee directors upon their initial election or appointment to the Board of Directors and for annual equity grants to continuing non-employee directors. Additionally, to the extent that a non-employee director does not beneficially own 7,500 shares of Company common stock, the plan requires a portion of such directors annual fees to be paid in the form of restricted stock or restricted stock units. As of April 26, 2008, there were 258,236 shares available for issuance under the 2007 Directors Plan.
          The following table lists the number of shares available and outstanding under each plan as of April 26, 2008, including restricted performance shares and units that will be issued under outstanding awards if certain performance goals are met:

			Unvested
			Restricted
			Shares and	Shares
	Plan	Outstanding	Units	Available for
	Expiration	Stock Options	Outstanding	Grant
1991 Plan	Expired	45,000	—	—
1991 Arguss Plan (a)	N/A	53,436	—	—
2001 Directors Plan (a)	2011	66,501	—	—
2002 Directors Plan (a)	2012	—	8,030	—
1998 Plan (b)	2008	1,400,719	—	794,873
2003 Plan	2013	780,647	1,202,401	1,484,792
2007 Directors Plan	2017	30,000	10,788	258,236

		2,376,303	1,221,219	2,537,901

(a)	No further options will be granted under the 1991 Arguss Plan, the 2001 Directors Plan, or the 2002 Directors Plan.

(b)	The 794,873 available shares under the 1998 Plan that have been authorized but not issued are available for grant under the 2003 Plan.

     The following tables summarize the stock-based awards outstanding at April 26, 2008:

		Weighted	Weighted Average	Aggregate
	Shares Subject to	Average Exercise	Remaining	Intrinsic Value (in
	Options	Price	Contractual Life	thousands)
Options outstanding	2,376,303	$29.83	4.4	$12

Options exercisable	2,319,552	$29.94	4.3	$12

		Weighted	Weighted Average	Aggregate
	Restricted	Average Grant	Remaining	Intrinsic Value (in
	Shares/Units	Price	Vesting Period	thousands)
Unvested time vesting shares/units	134,786	$24.37	2.4	$1,834

Unvested performance vesting shares/units	1,086,433	$24.56	1.3	$14,786

          The aggregate intrinsic value for stock options and restricted shares and units in the preceding tables are based on the Company’s closing stock price of $13.61 on April 26, 2008. These amounts represent the total intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date, before any applicable taxes.
          The following table summarizes the stock-based awards activity during the nine months ended April 26, 2008:

			Unvested Time Restricted		Unvested Performance Restricted
	Stock Options		Shares/Units		Shares/Units
		Weighted
		Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares/Units	Grant Price	Shares/Units	Grant Price
Outstanding as of July 28, 2007	2,494,343	$29.78	156,766	$23.37	781,932	$21.57
Granted	30,000	$27.80	56,060	$27.40	560,142	$27.38
Options Exercised/ Shares and Units Vested	(62,128)	$21.15	(78,040)	$24.54	(194,622)	$21.80
Forfeited or cancelled	(85,912)	$33.90	—	$—	(61,019)	$22.85

Outstanding as of April 26, 2008	2,376,303	$29.83	134,786	$24.37	1,086,433	$24.56

          The performance vesting restricted shares and units in the above table represent the maximum number of awards which may vest under the outstanding grants assuming that all performance criteria are met.
          Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the condensed consolidated statements of operations. The compensation expense and the related tax benefit recognized related to stock options, restricted stock and restricted units for the three and nine months ended April 26, 2008 and April 28, 2007 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
	(dollars in thousands)
Stock-based compensation expense	$1,419	$1,425	$4,584	$4,764
Tax benefit recognized	(546)	(677)	(1,765)	(1,914)
          The Company evaluates compensation expense quarterly and only recognizes compensation expense for performance based awards if management determines it is probable that the performance criteria for the awards will be met. The total amount of compensation ultimately recognized is based on the number of awards that actually vest. During fiscal 2008, management determined that it was not probable that the performance criteria of certain of the stock-based awards would be achieved for the fiscal 2008 performance period and, as a result, stock-based compensation expense was reduced for these awards during the nine month period ended April 26, 2008. Additionally, the Company incurred approximately $0.4 million of incremental stock based compensation expense as a result of the modification of certain awards. Accordingly, the amount of compensation expense recognized during the three and nine month periods ended April 26, 2008 may not be representative of future stock-based compensation expense.
          Under the Plans, the maximum total unrecognized compensation expense and weighted-average period over which the expense would be recognized subsequent to April 26, 2008 is shown below. For performance based awards, the unrecognized compensation cost is based upon the maximum amount of restricted stock and units that can be earned under outstanding awards. If the performance goals are not met, no compensation expense will be recognized for these shares/units and compensation expense previously recognized will be reversed.

	Unrecognized
	Compensation	Weighted-
	Expense	Average Period
	(in thousands)	(in years)
Stock options	$655	2.8
Unvested time vesting shares/units	$2,712	2.4
Unvested performance vesting shares/units	$25,230	1.3
          During the nine months ended April 26, 2008 and April 28, 2007, the Company received cash of $1.3 million and $3.2 million, respectively, from the exercise of stock options. During the nine months ended April 26, 2008 and April 28, 2007, the Company realized a tax benefit from the exercise of stock options and vesting of restricted stock and restricted stock units of approximately $2.9 million and $2.2 million, respectively.
16. Related Party Transactions
          The Company leases administrative offices from entities related to officers of certain of our subsidiaries. The total expense under these arrangements was $0.3 million for each of the three month periods ended April 26, 2008 and April 28, 2007. The total expense under these arrangements was $1.0 million for each of the nine month periods ended April 26, 2008 and April 28, 2007. Additionally, the Company paid approximately $0.2 million and $0.5 million for the three and nine months ended April

26, 2008, respectively, and $0.3 million and $0.5 million for the three and nine months ended April 28, 2007, respectively, in subcontracting services to entities related to officers of certain of its subsidiaries.
17. Commitments and Contingencies
Legal Proceedings.
     During fiscal 2007, the Company was contacted by counsel representing current and former employees alleging violations of the Fair Labor Standards Act and state wage and hour laws at its UtiliQuest, LLC, S.T.S., LLC and Locating, Inc. subsidiaries. The claims included periods primarily dating from September 2003 through January 31, 2007 and cover a number of states where these subsidiaries conducted business. During the second quarter of fiscal 2008, these subsidiaries reached an agreement to settle these claims through a structured mediation process. While the subsidiaries deny allegations underlying the dispute, they have agreed to the mediated settlement to avoid additional legal fees, the uncertainty of a jury trial and the management time that would have been devoted to litigation. The gross settlement of $10.0 million is subject to court approval and represents the maximum payout, assuming all potential members of the purported class opt-in. The minimum payment under the settlement agreement is approximately $3.1 million, primarily consisting of the amount to be paid to the plaintiffs’ attorneys. The eventual number of opt-in members of the purported class and the corresponding payments to class members are difficult to predict. The Company expects actual payments to be less than the gross settlement amount based on the calculated pay-out amount for individual members within the purported class. Accordingly, the Company has estimated the liability for the pending settlement at $7.6 million and recorded a pre-tax expense for this amount in costs of earned revenues during the second quarter of fiscal 2008. Actual payments could differ from our estimate.
     In December 2006, two former employees of Apex, a wholly-owned subsidiary that was discontinued during the quarter ended January 27, 2007, commenced a lawsuit against the subsidiary in Illinois State Court. The lawsuit alleges that Apex violated certain minimum wage laws under the Fair Labor Standards Act and related state laws by failing to comply with applicable minimum wage and overtime pay requirements. The plaintiffs seek damages and costs. They also seek to certify, and eventually notify, a class consisting of former employees who, since December 2004, have worked for Apex. On January 30, 2007 the case was removed to the United States District Court for the Northern District of Illinois. In July 2007, plaintiffs amended the complaint to include the Company as a defendant. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. The Company intends to vigorously defend itself against this lawsuit. In an effort to resolve this matter and avoid the expense of further litigation, the parties have engaged a third party to mediate discussions scheduled to take place in June 2008. This lawsuit may be expensive to defend and/or settle and may adversely affect the Company’s results of discontinued operations or cash flows, regardless of whether any of the foregoing allegations are valid or whether the Company is ultimately determined to be liable.
          From time to time, the Company and its subsidiaries are also party to various other claims and legal proceedings. Additionally, as part of the Company’s insurance program, the Company retains the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. For these claims, the effect on the Company’s financial statements is generally limited to the amount of the Company’s insurance deductible or self-insurance retention. It is the opinion of the Company’s management, based on information available at this time, that none of such other pending claims or proceedings will have a material effect on its condensed consolidated financial statements.

Performance Bonds and Guarantees.
          The Company has obligations under performance bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its obligations under contract. As of April 26, 2008, the Company had $42.7 million of outstanding performance bonds. As of April 26, 2008, no events have occurred in which the customers have exercised their rights under the performance bonds.
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

	For the Three Months Ended		For the Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
	(dollars in thousands)
Telecommunications	$226,170	$223,224	$687,384	$611,879
Underground facility locating	53,883	52,951	161,155	154,926
Electric utilities and other construction and maintenance	13,387	15,468	59,330	53,683

Total contract revenues	$293,440	$291,643	$907,869	$820,488

          One of the Company’s subsidiaries earned revenues from contracts in Canada of approximately $0.6 million and $2.7 million during the three and nine months ended April 26, 2008, respectively, and $1.3 million and $2.5 million during the three and nine months ended April 28, 2007. The Company had no material long-lived assets in the Canadian operations at April 26, 2008 or July 28, 2007.
19. Supplemental Consolidating Financial Statements
          During fiscal 2006, the Company completed an offering of 8.125% senior subordinated notes in the amount of $150.0 million (see Note 11). The Notes were issued by Dycom Investments, Inc. (“Issuer’’), a wholly owned subsidiary of the Company. The following consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent’’) on a parent only basis, (ii) the Issuer, (iii) the guarantor subsidiaries for the Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the

Company on a condensed consolidated basis, and (vi) the Company on a condensed consolidated basis. The condensed consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes.
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
          The condensed consolidating statements of cash flows for the nine months ended April 28, 2007 have been restated to correct the presentation of transactions that are settled on a net basis through the Company’s intercompany payables and receivables. Previously, the Company had presented certain intercompany activity between the Parent, Issuer, Guarantor, and Non-Guarantor subsidiaries as operating activities of the Parent. The impact of these activities is now reflected in the operating activity of the Guarantor and Non-Guarantor subsidiaries. Additionally, cash flow activity of the Issuer related to the payment of interest has been restated as an operating activity. These amounts had previously been reflected in the financing section as part of transactions that are settled on a net basis through the Issuer’s intercompany payables. There was no impact on the consolidated statement of cash flows for the nine months ended April 28, 2007.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
APRIL 26, 2008

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
			(dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$24,648	$392	$—	$25,040
Accounts receivable, net	3	—	127,279	574	—	127,856
Costs and estimated earnings in excess of billings	—	—	84,680	84	—	84,764
Deferred tax assets, net	1,541	—	17,559	129	—	19,229
Income taxes receivable	9,380	—	—	—	—	9,380
Inventories	—	—	8,852	2	—	8,854
Other current assets	4,745	—	4,686	197	—	9,628
Current assets of discontinued operations	—	—	171	—	—	171

Total current assets	15,669	—	267,875	1,378	—	284,922

Property and equipment, net	12,302	—	155,056	10,141	(472)	177,027
Goodwill	—	—	249,902	—	—	249,902
Intangible assets, net	—	—	64,682	—	—	64,682
Deferred tax assets, net non-current	830	38	—	—	(868)	—
Investment in subsidiaries	763,689	1,127,818	—	—	(1,891,507)	—
Intercompany receivables	—	—	552,595	—	(552,595)	—
Other	3,940	3,687	3,030	11	—	10,668

Total non-current assets	780,761	1,131,543	1,025,265	10,152	(2,445,442)	502,279

TOTAL	$796,430	$1,131,543	$1,293,140	$11,530	$(2,445,442)	$787,201

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$602	$—	$26,567	$1,609	$—	$28,778
Current portion of debt	—	—	2,518	—	—	2,518
Billings in excess of costs and estimated earnings	—	—	613	—	—	613
Accrued self-insured claims	1,720	—	29,640	292	—	31,652
Other accrued liabilities	4,978	499	49,279	746	(23)	55,479
Current liabilities of discontinued operations	—	—	1,608	—	—	1,608

Total current liabilities	7,300	499	110,225	2,647	(23)	120,648

LONG-TERM DEBT	—	150,000	1,529	—	—	151,529
ACCRUED SELF-INSURED CLAIMS	943	—	34,012	513	—	35,468
DEFERRED TAX LIABILITIES, net non-current	—	—	21,421	46	(868)	20,599
INTERCOMPANY PAYABLES	329,746	217,355	—	5,505	(552,606)	—
OTHER LIABILITIES	6,944	—	9	—	—	6,953
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	—	507	—	—	507

Total liabilities	344,933	367,854	167,703	8,711	(553,497)	335,704

Total stockholders’ equity	451,497	763,689	1,125,437	2,819	(1,891,945)	451,497

TOTAL	$796,430	$1,131,543	$1,293,140	$11,530	$(2,445,442)	$787,201

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 26, 2008

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$292,507	$933	$—	$293,440

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	238,971	1,100	(473)	239,598
General and administrative	7,397	64	16,954	554	—	24,969
Depreciation and amortization	498	—	16,617	186	—	17,301
Intercompany charges (income), net	(11,885)	—	11,219	44	622	—

Total	(3,990)	64	283,761	1,884	149	281,868

Interest income	9	—	228	1	—	238
Interest expense	104	(3,135)	(79)	—	—	(3,110)
Other income, net	—	—	2,670	—	—	2,670

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	4,103	(3,199)	11,565	(950)	(149)	11,370

PROVISION (BENEFIT) FOR INCOME TAXES	1,605	(1,015)	3,296	(300)	91	3,677

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	2,498	(2,184)	8,269	(650)	(240)	7,693

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(807)	—	—	(807)

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	2,498	(2,184)	7,462	(650)	(240)	6,886

EQUITY IN EARNINGS OF SUBSIDIARIES	4,388	6,572	—	—	(10,960)	—

NET INCOME (LOSS)	$6,886	$4,388	$7,462	$(650)	$(11,200)	$6,886

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED APRIL 26, 2008

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$904,330	$3,539	$—	$907,869

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	746,404	3,626	(1,214)	748,816
General and administrative	19,457	176	51,735	1,524	—	72,892
Depreciation and amortization	1,381	—	48,390	487	—	50,258
Intercompany charges (income), net	(21,527)	—	18,900	1,034	1,593	—

Total	(689)	176	865,429	6,671	379	871,966

Interest income	9	—	609	1	—	619
Interest expense	(534)	(9,401)	(296)	—	—	(10,231)
Other income, net	61	—	4,766	213	—	5,040

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	225	(9,577)	43,980	(2,918)	(379)	31,331

PROVISION (BENEFIT) FOR INCOME TAXES	83	(3,519)	16,023	(1,072)	—	11,515

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	142	(6,058)	27,957	(1,846)	(379)	19,816

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(1,228)	—	—	(1,228)

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	142	(6,058)	26,729	(1,846)	(379)	18,588

EQUITY IN EARNINGS OF SUBSIDIARIES	18,446	24,503	—	—	(42,949)	—

NET INCOME (LOSS)	$18,588	$18,445	$26,729	$(1,846)	$(43,328)	$18,588

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 28, 2007

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$290,071	$1,572	$—	$291,643

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	232,371	1,316	(30)	233,657
General and administrative	6,311	143	16,823	435	—	23,712
Depreciation and amortization	337	—	14,888	102	—	15,327
Intercompany charges (income), net	(4,468)	—	3,884	544	40	—

Total	2,180	143	267,966	2,397	10	272,696

Interest income	2	—	172	—	—	174
Interest expense	(278)	(3,128)	(190)	—	—	(3,596)
Other income, net	(370)	—	5,550	9	—	5,189

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(2,826)	(3,271)	27,637	(816)	(10)	20,714

PROVISION (BENEFIT) FOR INCOME TAXES	(1,111)	(1,282)	10,860	(319)	(4)	8,144

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(1,715)	(1,989)	16,777	(497)	(6)	12,570

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(125)	—	—	(125)

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(1,715)	(1,989)	16,652	(497)	(6)	12,445

EQUITY IN EARNINGS OF SUBSIDIARIES	14,160	16,149	—	—	(30,309)	—

NET INCOME (LOSS)	$12,445	$14,160	$16,652	$(497)	$(30,315)	$12,445

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED APRIL 28, 2007

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$817,729	$2,759	$—	$820,488

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	659,860	2,363	(30)	662,193
General and administrative	17,016	408	48,030	1,332	—	66,786
Depreciation and amortization	694	—	40,961	309	—	41,964
Intercompany charges (income), net	(12,774)	—	11,134	1,600	40	—

Total	4,936	408	759,985	5,604	10	770,943

Interest income	6	—	795	—	—	801
Interest expense	(1,417)	(9,380)	(509)	—	—	(11,306)
Other income, net	(370)	—	7,175	9	—	6,814

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(6,717)	(9,788)	65,205	(2,836)	(10)	45,854

PROVISION (BENEFIT) FOR INCOME TAXES	(2,653)	(3,866)	25,754	(1,121)	(4)	18,110

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(4,064)	(5,922)	39,451	(1,715)	(6)	27,744

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(154)	—	—	(154)

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(4,064)	(5,922)	39,297	(1,715)	(6)	27,590

EQUITY IN EARNINGS OF SUBSIDIARIES	31,654	37,576	—	—	(69,230)	—

NET INCOME (LOSS)	$27,590	$31,654	$39,297	$(1,715)	$(69,236)	$27,590

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED APRIL 26, 2008

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
Net cash (used in) provided by operating activities	$76	$(5,262)	$92,109	$188	$(273)	$86,838

Cash flows from investing activities(1):
Restricted cash	(369)	—	70	—	—	(299)
Capital expenditures	(5,651)	—	(50,237)	(4,104)	—	(59,992)
Proceeds from sale of assets	—	—	6,104	192	—	6,296
Proceeds from indemnification claims related to acquisition	—	—	522	—	—	522

Net cash (used in) provided by investing activities	(6,020)	—	(43,541)	(3,912)	—	(53,473)

Cash flows from financing activities:
Proceeds from long-term debt	15,000	—	—	—	—	15,000
Principal payments on long-term debt	(25,000)	—	(2,762)	—	—	(27,762)
Repurchases of common stock	(14,073)	—	—	—	—	(14,073)
Excess tax benefit from share-based awards	479					479
Restricted stock tax withholdings	(2,145)	—	—	—	—	(2,145)
Exercise of stock options and other	1,314	—	—	—	—	1,314
Intercompany funding	30,369	5,262	(39,462)	3,558	273	—

Net cash provided by (used in) financing activities	5,944	5,262	(42,224)	3,558	273	(27,187)

Net increase in cash and equivalents	—	—	6,344	(166)	—	6,178

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	18,304	558	—	18,862

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$24,648	$392	$—	$25,040

(1)	During the quarter ended April 26, 2008, the Issuer made non-cash investments of $95.3 million and $1.8 million in the Subsidiary Guarantors and a Non-Guarantor Subsidiary, respectively.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED APRIL 28, 2007

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(3,031)	$(10,359)	$94,620	$(2,992)	$—	$78,238

Cash flows from investing activities:
Restricted cash	(652)	—	150	—	—	(502)
Capital expenditures	(5,953)	—	(52,947)	(259)	—	(59,159)
Proceeds from sale of assets	2,147	—	10,226	2	—	12,375
Cash paid for acquisitions	(1,131)	—	(60,681)	—	—	(61,812)

Net cash used in investing activities	(5,589)	—	(103,252)	(257)	—	(109,098)

Cash flows from financing activities:
Proceeds from long-term debt	105,000	—	—	—	—	105,000
Principal payments on long-term debt	(80,000)	—	(7,665)	—	—	(87,665)
Exercise tax benefit from share based awards	131	—	—	—	—	131
Restricted stock tax withholdings	(1,100)	—	—	—	—	(1,100)
Exercise of stock options and other	3,074	—	118	—	—	3,192
Intercompany funding	(18,485)	10,359	4,887	3,239	—	—

Net cash provided by financing activities	8,620	10,359	(2,660)	3,239	—	19,558

Net increase (decrease) in cash and equivalents	—	—	(11,292)	(10)	—	(11,302)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	27,249	19	—	27,268

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$15,957	$9	$—	$15,966

20. Subsequent Event
     On May 20, 2008, the Company’s Board of Directors authorized the repurchase of up to $15 million of its common stock. The stock repurchases are authorized to be made over the next eighteen months in open market or private transactions. This buyback program is in addition to the previously announced repurchase program of $15 million, under which the Company has purchased 1,016,200 shares for approximately $14.1 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
     In this Quarterly Report on Form 10-Q, Dycom Industries, Inc. (“Dycom”) and its subsidiaries (referred to as “the Company,” “we,” “us,” or “our”) have made forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “forecast,” “may,” “project” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financial needs or plans and the availability of financing, and plans relating to our services including backlog, as well as assumptions relating to the foregoing. These forward-looking statements are based on management’s current expectations, estimates and projections. Forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results in the future to differ materially from the results projected or implied in any forward-looking statements contained in this report. The factors that could affect future results and could cause these results to differ materially from those expressed in the forward-looking statements include, but are not limited to, those described under Item 1A, “Risk Factors” included in the Company’s 2007 Annual Report on Form 10- K, filed with the Securities and Exchange Commission (“SEC”) on September 7, 2007 and other risks outlined in our periodic filings with the SEC. Except as required by law, we may not update forward-looking statements even though our situation may change in the future. With respect to forward-looking statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.
Overview
     We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. Additionally, we provide services on a limited basis in Canada. For the nine months ended April 26, 2008, specialty contracting services related to the telecommunications industry, underground facility locating, and electric and other construction and maintenance services to electric utilities and others contributed approximately 75.7%, 17.8%, and 6.5%, respectively, to our total revenues from continuing operations.
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
     A significant portion of our services are covered by master service agreements and other arrangements with customers that extend for periods greater than one year. We are currently a party to over 200 of these arrangements. Master service agreements generally are for contract periods of one or more years and contain customer specified service requirements, such as discrete unit pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue to others work orders valued above a specified dollar limit, the self-performance of the work by the customer’s in house workforce, and the ability to use others when jointly placing facilities with another utility. In most cases, a customer may terminate these agreements for convenience with written notice.
     The remainder of our services are provided pursuant to contracts for specific projects. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Short-term contracts for specific projects are generally three to four months in duration. A portion of our contracts include retainage provisions under which 5% to 10% of the contract invoicing is withheld by the customer pending project completion.
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
     The following table summarizes our revenues from long-term contracts, including multi-year master service agreements, as a percentage of contract revenues from continuing operations:

	For the Three Months Ended		For the Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Multi-year master service agreements	71.3%	73.8%	69.7%	73.7%
Other long-term contracts	18.0%	16.5%	18.3%	15.6%

Total long-term contracts	89.3%	90.3%	88.0%	89.3%

     During the three and nine months ended April 26, 2008, revenue from total long-term contracts declined as compared to the same periods in the prior year as a greater portion of work performed was for contracts that cover periods of one year or less.
     A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from customers contributing at least 2.5% of our total revenue from continuing operations in either the three or nine month periods ended April 26, 2008 or April 28, 2007:

	For the Three Months Ended
	April 26, 2008	April 28, 2007
AT&T*	20.0%	20.6%
Verizon	18.1%	18.0%
Comcast	11.6%	11.7%
Time Warner	8.8%	7.7%
Embarq	6.1%	6.9%
Charter	5.8%	4.1%
Qwest	3.3%	2.8%
Windstream	2.6%	2.9%

	For the Nine Months Ended
	April 26, 2008	April 28, 2007
AT&T*	19.5%	19.4%
Verizon	17.6%	17.6%
Comcast	11.9%	11.5%
Time Warner	9.1%	7.1%
Embarq	6.0%	7.2%
Charter	5.3%	4.3%
Qwest	2.7%	3.0%
Windstream	2.0%	3.1%
Questar Gas	1.8%	2.9%

*	For comparison purposes, BellSouth and AT&T revenues have been combined for periods prior to their December 2006 merger.
     Cost of earned revenues includes all direct costs of providing services under our contracts, including costs for construction personnel, subcontractors, operation of capital equipment (excluding depreciation and amortization), and insurance. In addition, cost of earned revenue includes amounts related to the settlement of the legal matter described below. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools, and equipment necessary to perform installation and maintenance services. Materials supplied by our customers, for which the customer retains the financial and performance risk, are not included in our revenue or costs of sales. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our underground facility locating services. A change in claims experience or actuarial assumptions related to these risks could materially affect our results of operations.
     General and administrative costs include all of our costs at the corporate level, as well as costs of our subsidiaries’ management personnel and administrative overhead. These costs primarily consist of employee compensation and related expenses, including stock-based compensation, legal and professional fees, provision or recoveries of bad debt expense, and other costs that are not directly related to the provision of services under customer contracts. Our senior management, including the senior managers of our subsidiaries, performs substantially all sales and marketing functions as part of their management responsibilities and, accordingly, we have not incurred material sales and marketing expenses.
     During fiscal 2007, we were contacted by counsel representing current and former employees alleging violations of the Fair Labor Standards Act and state wage and hour laws at our UtiliQuest, LLC, S.T.S., LLC and Locating, Inc. subsidiaries. The claims included periods dating primarily from September 2003 through January 31, 2007 and cover a number of states where these subsidiaries conducted business. During the second quarter of fiscal 2008, these subsidiaries reached an agreement to settle these claims through a structured mediation process. While the subsidiaries deny allegations underlying the dispute, they have agreed to the settlement to avoid additional legal fees, the uncertainty of a jury trial and the management time that would have been devoted to litigation. The gross settlement of $10.0 million is subject to court approval and represents the maximum payout, assuming all potential members of the purported class opt-in. The minimum payment under the settlement agreement is approximately $3.1 million, primarily consisting of the amount to be paid to the plaintiffs’ attorneys. The eventual number of opt-in members of the purported class and the corresponding payments to class members are difficult to predict. We expect actual payments to be less than the gross settlement amount based on the calculated pay-out amount for individual members within the purported class. Accordingly, we have estimated the liability for the pending settlement at $7.6 million and recorded a pre-tax expense for this amount in costs of earned revenues during the second quarter of fiscal 2008. Actual payments could differ from our estimate.
     In December 2006, two former employees of Apex Digital, LLC (“Apex”), a wholly-owned subsidiary that was discontinued during the second quarter of fiscal 2007, commenced a lawsuit against the subsidiary in Illinois State Court. The lawsuit alleges that Apex violated certain minimum wage laws under the Fair Labor Standards Act and related state laws by failing to comply with applicable minimum wage and overtime pay requirements. The plaintiffs seek damages and costs. They also seek to certify, and eventually notify, a class consisting of former employees who, since December 2004, have worked for Apex. On January 30, 2007 the case was removed to the United States District Court for the Northern District of Illinois. In July 2007, plaintiffs amended the complaint to include Dycom as a defendant. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. We intend to vigorously defend ourselves against this lawsuit. In an effort to resolve this matter and avoid the expense of further litigation, the parties have engaged a third party to mediate discussions scheduled to take place in June 2008. This lawsuit may be expensive to defend and/or settle and may adversely affect our results of discontinued operations or cash flows, regardless of whether any of the foregoing allegations are valid or whether we are ultimately determined to be liable.
     From time to time, the Company and its subsidiaries are also party to various other claims and legal proceedings. Additionally, as part of our insurance program, we retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. For these claims, the effect of our financial statements is generally limited to the amount of our insurance deductible or self-insurance retention. It is the opinion of our management, based on information available at this time, that none of such other pending claims or proceedings will have a material effect on our condensed consolidated financial statements.
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
Discontinued Operations
     During fiscal 2007, Apex notified its primary customer of its intention to cease performing installation services in accordance with its contractual rights. Effective December 2006, this customer, a satellite broadcast provider, transitioned its installation service requirements to others and Apex ceased providing these services. As a result, we have discontinued the operations of Apex and presented its results separately in the accompanying condensed consolidated financial statements for all periods presented. We do not expect the cessation of these installation services to have any material effect on our condensed consolidated financial position or results of operations. See the discussion under “Overview” above regarding current legal proceedings at Apex.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for costs and estimated earnings in excess of billings, allowance for doubtful accounts, accrued insurance claims, valuation of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangible assets, and accounting for performance-based stock awards, income taxes and contingencies, including legal matters. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ materially from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended July 28, 2007 for further information regarding our critical accounting policies and estimates.
     Goodwill and Intangible Assets — We account for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Our reporting units and related indefinite-lived intangible asset are tested annually during the fourth fiscal quarter of each year in accordance with SFAS No. 142 in order to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of the reporting unit’s goodwill or indefinite-lived intangible may be impaired and written down. Goodwill and indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value below the carrying value. If we determine the fair value of the goodwill or other identifiable intangible asset is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations.
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
     We use judgment in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on our projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business or operational strategies. In order to measure fair value, we employ a combination of present value techniques which reflect market factors. Changes in our judgments and projections could result in a significantly different estimate of the fair value and could result in an impairment.
     No impairment of goodwill or other intangible assets occurred at any of our reporting units during fiscal 2007. During the latter part of the second quarter of fiscal 2008, we experienced lower operating results compared to management’s expectations at several reporting units. The operating results were impacted by a significant decline in customer spending during January 2008. This decline in customer spending was a product of a noticeable softening in the intensity with which a broad range of customers executed near term spending plans. This was evidenced by the delayed approval of calendar 2008 budgets for certain customers, the pace with which approved budgets were executed during January, overall volumes of available work, and in certain instances, customer specific delays. This decline was not the consequence of any noteworthy customer project cancellations. These conditions generally improved during the third quarter of fiscal 2008.
     Our goodwill resides in multiple reporting units. The profitability of individual reporting units may periodically suffer from downturns in customer demand and other factors which result from the cyclical nature of our business, the high level of competition existing within our industry, the concentration of our revenues within a limited number of customers and the level of overall economic activity. Individual reporting units may be relatively more impacted by these factors than the Company as a whole. Specifically during times of economic slowdown, our customers may reduce their capital expenditures and defer or cancel pending projects. As a result, demand for the services of one or more of the reporting units could decline during periods of economic downturns which could adversely affect our operations, cash flows and liquidity.
     While the estimated fair value of all of the reporting units exceeded their carrying value for the annual goodwill impairment test conducted in fiscal 2007, the estimated fair value of several reporting units exceeded their carrying value by a margin of less than 25%. The goodwill balances of these reporting units may have an increased likelihood of impairment if a sustained downturn in customer demand were to occur, or if the reporting unit was not able to execute against customer opportunities, and the long-term outlook for their cash flows was adversely impacted. Furthermore, changes in the long-term outlook may result in changes to other valuation assumptions. The reporting units that had material goodwill balances and an estimated fair value in excess of carrying value by a margin of less than 25% are Nichols Construction (“Nichols”), Stevens Communications (“Stevens”), Cable Express and UtiliQuest. Nichols, with a goodwill balance of $5.7 million, provides construction and maintenance services primarily to regional telephone companies and utilities in the Mid-Atlantic United States. Stevens, with a goodwill balance of $8.3 million, provides construction and maintenance services primarily to cable television multiple system operators in the Southeastern United States. Nichols and Stevens have a concentration of revenues from a limited number of customers and have recently experienced lower demand from these customers. Our Cable Express reporting unit, with a goodwill balance of $34.1 million, was acquired in fiscal 2007 and its fair value closely approximated the carrying value during fiscal 2007 due to the recent acquisition date. Cable Express serves cable television multiple system operators and has a concentration of revenues from a limited number of customers. Changes in customer spending levels and demand due to the cyclical nature of the business may result in a relatively greater impact on the profitability of these reporting units than the Company as a whole.
     The UtiliQuest reporting unit, with a goodwill balance of $75.4, provides services to a broad range of customers including utilities and telecommunication providers in over 20 states throughout the United States. These services are required prior to underground excavation and are influenced by overall economic activity. Demand for these services could decline during periods of economic downturns which could adversely affect the operations and cashflows of the reporting unit. Additionally, the UtiliQuest reporting unit was impacted by the $7.6 million charge for the wage and hour litigation described in Note 17 of the Notes to the condensed consolidated financial statements during the second quarter of fiscal 2008 and by increased professional fees related to this matter.
     As of April 26, 2008, we believe the operating results recently experienced by our reporting units do not currently change their long-term outlooks and opportunities. However, if the expected future cash flows and other fair value assumptions related to our impairment analysis for one or more of these reporting units are adversely impacted by a significant decline in customer demand over an extended period of time, goodwill at our reporting units may become impaired and would need to be written down to an amount considered recoverable. As of April 26, 2008, we believe the goodwill and other indefinite-lived intangible asset is recoverable for all of the reporting units; however, there can be no assurances that they will not be impaired in future periods.
     Certain of our reporting units also have other intangible assets including tradenames and customer relationship intangibles. As of April 26, 2008, management believes that the carrying amount of the intangible assets is recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets may become impaired.
Results of Operations
     The following table sets forth, as a percentage of revenues earned, our condensed consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	For the Three Months Ended
	April 26, 2008		April 28, 2007
	(dollars in millions)
Revenues	$293.4	100.0%	$291.6	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	239.6	81.7	233.7	80.1
General and administrative	25.0	8.5	23.7	8.1
Depreciation and amortization	17.3	5.9	15.3	5.3

Total	281.9	96.1	272.7	93.5

Interest income	0.2	0.1	0.2	0.1
Interest expense	(3.1)	(1.1)	(3.6)	(1.2)
Other income, net	2.7	0.1	5.2	1.8

Income from continuing operations before income taxes	11.4	3.9	20.7	7.1
Provision for income taxes	3.7	1.3	8.1	2.8

Income from continuing operations	7.7	2.6	12.6	4.3

Loss from discontinued operations, net of tax	(0.8)	(0.3)	(0.1)	—
			-

Net income	$6.9	2.3%	$12.4	4.3%

	For the Nine Months Ended
	April 26, 2008		April 28, 2007
	(dollars in millions)
Revenues	$907.9	100.0%	$820.5	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	748.8	82.5	662.2	80.7
General and administrative	72.9	8.0	66.8	8.1
Depreciation and amortization	50.3	5.5	42.0	5.1

Total	872.0	96.0	770.9	94.0

Interest income	0.6	0.1	0.8	0.1
Interest expense	(10.2)	(1.1)	(11.3)	(1.4)
Other income, net	5.0	0.6	6.8	0.8

Income from continuing operations before income taxes	31.3	3.5	45.9	5.6
Provision for income taxes	11.5	1.3	18.1	2.2

Income from continuing operations	19.8	2.2	27.7	3.4
Loss from discontinued operations, net of tax	(1.2)	(0.1)	(0.2)	—
			-
Net income	$18.6	2.0%	$27.6	3.4%

     Revenues. The following table presents information regarding total revenues by type of customer for the three months ended April 26, 2008 and April 28, 2007:

	For the Three Months Ended
	April 26, 2008		April 28, 2007			%
					Increase	Increase
	Revenue	% of Total	Revenue	% of Total	(Decrease)	(Decrease)
	(dollars in millions)
Telecommunications	$226.2	77.1%	$223.2	76.5%	$2.9	1.3%
Underground facility locating	53.9	18.4%	53.0	18.2%	0.9	1.8%
Electric utilities and other customers	13.4	4.6%	15.5	5.3%	(2.1)	(13.5)%

Total contract revenues	$293.4	100.0%	$291.6	100.0%	$1.8	0.6%

     Revenues increased $1.8 million, or 0.6%, during the three months ended April 26, 2008 as compared to three months ended April 28, 2007. Of this increase, $2.9 million was a result of an increase in specialty contracting services provided to telecommunications companies and $0.9 million was an increase in underground facility locating services revenues. Partially offsetting these increases was a $2.1 million decrease in revenues from construction and maintenance services provided to electric utilities and other customers. During the three months ended April 26, 2008 and April 28, 2007, telecommunications customer revenue included revenues from services performed by a company we acquired during the third quarter of fiscal 2007. The following table presents revenue by type of customer excluding the amounts attributed to this acquired company:

	For the Three Months Ended			%
	April 26,	April 28,	Increase	Increase
	2008	2007	(Decrease)	(Decrease)
	(dollars in millions)
Telecommunications	$222.8	$221.8	$1.0	0.4%
Underground facility locating	53.9	53.0	0.9	1.8%
Electric utilities and other customers	13.4	15.5	(2.1)	(13.5)%

	290.1	290.2	(0.2)	(0.1)%
Revenues from business acquired in the third quarter of fiscal 2007	3.4	1.4	2.0	*

Total contract revenues	$293.4	$291.6	$1.8	0.6%

* Information not meaningful
     Excluding revenue from a business acquired during the third quarter of fiscal 2007, revenues from specialty construction services provided to telecommunications companies were $222.8 million during the three months ended April 26, 2008, compared to $221.8 million during the three months ended April 28, 2007, an increase of 0.4%. This increase resulted in part from additional revenue from certain significant customers, including $7.8 million for installation, maintenance and construction services provided to two cable multiple system operators and $1.5 million for a telephone customer expanding the bandwidth of its network. In addition, we had increased revenues of $2.3 million from a large cable multiple system operator. Offsetting these increases, were decreases in revenues for certain significant customers, including $5.3 million for two telephone customers and $1.5 million for installation, maintenance and construction services provided to a cable multiple system operator. Additionally, we experienced a decrease in revenue of $4.0 million from a rural telephone customer. On a combined basis, revenues from our other customers were at a comparable level for the third quarter of fiscal 2008 compared to the same period in fiscal 2007.
     Total revenues from underground facility locating during the three months ended April 26, 2008 were $53.9 million compared to $53.0 million during the three months ended April 28, 2007, an increase of 1.8%. The increase is a primarily a result of additional work for a significant telephone customer related to a contract that began during the quarter ended April 28, 2007.
     Our total revenues from electric utilities and other construction and maintenance services decreased $2.1 million, or 13.5%,

during the three months ended April 26, 2008 as compared to the three months ended April 28, 2007. The decrease was primarily attributable to decreases in work from electrical utility customers.
     The following table presents information regarding total revenues by type of customer for the nine months ended April 26, 2008 and April 28, 2007:

	For the Nine Months Ended
	April 26, 2008		April 28, 2007
						%
	Revenue	% of Total	Revenue	% of Total	Increase	Increase
	(dollars in millions)
Telecommunications	$687.4	75.7%	$611.9	74.6%	$75.5	12.3%
Underground facility locating	161.2	17.8%	154.9	18.9%	6.2	4.0%
Electric utilities and other customers	59.3	6.5%	53.7	6.5%	5.6	10.5%

Total contract revenues	$907.9	100.0%	$820.5	100.0%	$87.4	10.6%

     Revenues increased $87.4 million, or 10.6%, during the nine months ended April 26, 2008 as compared to nine months ended April 28, 2007. Of this increase, $75.5 million was a result of an increase in specialty contracting services provided to telecommunications companies, $6.2 million was due to an increase in underground facility locating services revenues, and $5.6 million was due to increased revenues from construction and maintenance services provided to electric utilities and other customers.
     During the nine months ended April 26, 2008 and April 27, 2007, telecommunications customer revenue included $77.2 million and $52.7 million, respectively, from services performed by companies we acquired during fiscal 2007. The following table presents revenue by type of customer excluding the amounts attributed to companies acquired during fiscal 2007:

	For the Nine Months Ended
	April 26,	April 28,		%
	2008	2007	Increase	Increase
		(dollars in millions)
Telecommunications	$610.2	$559.1	$51.1	9.1%
Underground facility locating	161.2	154.9	6.2	4.0%
Electric utilities and other customers	59.3	53.7	5.6	10.5%

	830.7	767.7	63.0	8.2%
Revenues from businesses acquired in fiscal 2007	77.2	52.7	24.4	*

Total contract revenues	$907.9	$820.5	$87.4	10.6%

* Information not meaningful
     Excluding revenue from businesses acquired during fiscal 2007, revenues from specialty construction services provided to telecommunications companies were $610.2 million during the nine months ended April 26, 2008, compared to $559.1 million during the nine months ended April 28, 2007, an increase of 9.1%. This increase resulted from additional revenue from certain significant customers including $27.1 million for installation, maintenance and construction services provided to three cable multiple system operators, $14.0 million in additional revenue from a significant customer engaged in a multi-year fiber deployment project, an increase of $11.1 million related to two significant telephone customers maintaining and upgrading their networks and additional net increases in revenue from new and existing customers. Offsetting these increases, were decreases in revenue of $9.7 million from two significant telephone customers.

     Total revenues from underground facility locating during the nine months ended April 26, 2008 were $161.2 million compared to $154.9 million during the nine months ended April 28, 2007, an increase of 4.0%. The increase was primarily the result of additional work for a significant telephone customer related to a contract that began during the quarter ended April 28, 2007.
     Our total revenues from electric utilities and other construction and maintenance services increased $5.6 million, or 10.5%, during the nine months ended April 26, 2008 as compared to the nine months ended April 28, 2007. The increase was primarily attributable to additional construction work performed for a gas customer.
     Costs of Earned Revenues. Costs of earned revenues increased $5.9 million to $239.6 million for the three months ended April 26, 2008 compared to $233.7 million for the three months ended April 28, 2007. The primary components of this increase were direct labor and subcontractor costs taken together, and other direct costs which increased $5.0 million and $2.0 million, respectively, partially offset by decreases in direct materials of $1.1 million. This increase was primarily due to higher levels of operations during the three months ended April 26, 2008 as compared to April 28, 2007 and increased labor costs. During the third quarter of 2008, costs of earned revenues as a percentage of contract revenues increased 1.5% compared to the same period last year. Labor and labor-related costs increased 1.4% as a percentage of contract revenues, reflecting increased labor expenditures in relation to current operating levels. In addition, other direct costs, which includes fuel costs, increased 0.6% as a percentage of contract revenues. Fuel costs increased 1.0% as a percentage of contract revenues compared to the same period last year. The increase in other direct costs also includes equipment rental costs, field office expenses, and employee travel related expenses. Partially offsetting these higher costs was the reduction of a pre-acquisition liability associated with payroll related accruals of a recently acquired subsidiary in the amount of $1.7 million, or 0.6% of contract revenues. As a percentage of contract revenues, there was a decrease of 0.4% for direct materials during the three months ended April 26, 2008 as compared to the three months ended April 28, 2007 due to a reduction in those projects where we provide materials to the customer.
     Costs of earned revenues increased $86.6 million to $748.8 million during the nine months ended April 26, 2008 from $662.2 million during the nine months ended April 28, 2007. The primary components of this increase were direct labor and subcontractor costs taken together, other direct costs, and direct materials, which increased $69.6 million, $16.8 million, and $0.2 million, respectively. These increases were primarily due to higher levels of operations during the nine months ended April 26, 2008, including the operation of Cable Express since its acquisition in September 2006, and $7.6 million accrued for the settlement of the legal matter described under “— Overview” above. During the nine months ended April 26, 2008, as compared to the same period last year, costs of earned revenues as a percentage of contract revenues increased 1.8%. Of the total increase in costs of earned revenues as a percentage of contract revenues, 2.1% was in labor and labor-related costs which included a 0.8% increase from costs directly related from the accrued settlement for the legal matter described above. Other increases in labor and labor-related costs as a percentage of contract revenues were primarily a result of the impact of our cost structure in relation to the lower than anticipated revenues due to a decline in customer spending during the latter part of the second quarter of fiscal 2008. These conditions generally improved during the third quarter of fiscal 2008. We also experienced an increase in other direct costs of 0.2% primarily due to higher fuel costs which increased 0.6% as a percentage of contract revenues compared to the same period last year. Additional increases in other direct costs included equipment rental costs, field office expenses, and employee travel related expenses. Partially offsetting these increased other direct costs was reduced insurance costs on claims during the nine months ended April 26, 2008 as compared to April 28, 2007 and a reduction of a pre-acquisition liability associated with payroll related accruals of an acquired subsidiary in the amount of $1.7 million. As a percentage of contract revenues, there was a decrease of 0.5% during the nine months ended April 26, 2008 as compared to the nine months ended April 28, 2007 due to a reduction in those projects where we provide materials to the customer.
     General and Administrative Expenses. General and administrative expenses increased $1.3 million to $25.0 million during the three months ended April 26, 2008 as compared to $23.7 million for the three months ended April 28, 2007. This increase was primarily due to increased payroll expenses and legal and professional fees, partially offset by improved bad debt experience during the three months ended April 26, 2008 as compared to the three months ended April 28, 2007. Stock-based compensation expense during each of the three months ended April 26, 2008 and April 28, 2007 was $1.4 million. Included in stock-based compensation expense for the three months ended April 26, 2008 was additional stock-based compensation related to restricted share awards granted in fiscal 2008 and incremental expense from the modification of certain awards. This increase was offset by lower compensation expense from performance based awards which are expected to vest in fiscal 2008 at amounts lower than fiscal 2007.
     General and administrative expenses increased $6.1 million to $72.9 million during the nine months ended April 26, 2008 as compared to $66.8 million for the nine months ended April 28, 2007. The increase in total general and administrative expenses for the nine months ended April 26, 2008 compared to the prior year period was primarily attributable to increased payroll expenses as a result of the growth of our operations, the incremental costs of Cable Express (which was acquired in September 2006), and increased legal and professional fees. These increases were partially offset by improved bad debt experience during the nine months ended April 26, 2008 as compared to the nine months ended April 28, 2007. Total stock-based compensation expense during the nine months ended April 26, 2008 was $4.6 million as compared to $4.8 million for the nine months ended April 28, 2007. The decrease was due to performance based awards which are expected to vest in fiscal 2008 at amounts lower than fiscal 2007, partially offset by additional stock-based compensation related to restricted share awards granted in fiscal 2008 and from incremental expense from the modification of certain awards.
     General and administrative expenses as a percentage of contract revenues were 8.5% and 8.1% for the three months ended April 26, 2008 and April 28, 2007, respectively. General and administrative expenses as a percentage of contract revenues were 8.0% and 8.1% for the nine months ended April 26, 2008 and April 28, 2007, respectively. The increase in general and administrative expenses as a percentage of contract revenues for the three months ended April 26, 2008 as compared to the same period in fiscal 2007 is primarily a result of increased payroll expenses as compared to contract revenues. The decrease in general and administrative expenses as a percentage of contract revenues for the nine months ended April 28, 2007 is primarily the result of reduced accrued performance cash awards as a percentage of contract revenues due to lower operating results for fiscal 2008, partially offset by increases in legal and professional fees as a percentage of contract revenues.
     Depreciation and Amortization. Depreciation and amortization increased to $17.3 million during the three months ended

April 26, 2008 from $15.3 million during the three months ended April 28, 2007. Depreciation and amortization increased to $50.3 million during the nine months ended April 26, 2008 from $42.0 million during the nine months ended April 28, 2007. Depreciation and amortization as a percentage of contract revenues increased to 5.9% during the three months ended April 26, 2008 compared to 5.3% during the three months ended April 28, 2007. Depreciation and amortization as a percentage of contract revenues increased to 5.5% during the nine months ended April 26, 2008 compared to 5.1% during the nine months ended April 28, 2007. The dollar amount and percentage increase for the current three and nine month periods is primarily a result of increased capital expenditures during fiscal 2007 and fiscal 2008 to support the growth and the replacement cycle of our fleet of assets. The addition of fixed assets and intangible assets relating to the acquisition of Cable Express in September 2006 and Cavo in March 2007 also contributed to the increase for the nine months ended April 26, 2008 as compared to the nine months ended April 28, 2007.
     Interest Income. Interest income was $0.2 million during each of the three month periods ended April 26, 2008 and April 28, 2007. Interest income decreased to $0.6 million during the nine months ended April 26, 2008 as compared to $0.8 million during the nine months ended April 28, 2007. This decrease in the nine month period is primarily the result of lower cash balances on hand after the acquisition of Cable Express (which was acquired in September 2006) and from increased capital expenditures.
     Interest Expense. Interest expense was $3.1 million during the three months ended April 26, 2008 as compared to $3.6 million during the three months ended April 28, 2007. Interest expense was $10.2 million during the nine months ended April 26, 2008 as compared to $11.3 million during the nine months ended April 28, 2007. The decrease in the three months ended April 26, 2008 was primarily due to lower outstanding borrowings on our Credit Agreement and from the reversal of approximately $0.3 million of accrued interest for FIN 48 liabilities on unrecognized tax benefits that were no longer required. The decrease in the nine months ended April 26, 2008 was primarily due to lower outstanding borrowings on our Credit Agreement, partially offset by $0.1 million of net interest expense incurred during fiscal 2008 with the application of FIN 48.
     Other Income, Net. Other income decreased to $2.7 million during the three months ended April 26, 2008 as compared to $5.2 million during the three months ended April 28, 2007. Other income decreased to $5.0 million during the nine months ended April 26, 2008 as compared to $6.8 million during the nine months ended April 28, 2007. The decreases in the three and nine months ended April 26, 2008 as compared to the same periods in the prior year is primarily a result of the sale of real estate during the third quarter of fiscal 2007 which resulted in a gain of approximately $2.5 million.
     Income Taxes. The following table presents our income tax expense and effective income tax rate for continuing operations during the three and nine months ended April 26, 2008 and April 28, 2007 (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	April 26,	April 28,	April 26,	April 28,
	2008	2007	2008	2007
Income taxes provision	$3.7	$8.1	$11.5	$18.1
Effective tax rate	32.3%	39.3%	36.8%	39.5%

     The decrease in our effective tax rate for the three and nine month periods compared to prior year period is the result of $0.9 million of income tax related liabilities that were reversed during the quarter ended April 26, 2008, as it was determined that the liabilities were no longer required. Other variations in our tax rate are primarily attributable to the impact of non-deductible and non-taxable items in relation to our pre-tax income during the three and nine month periods ended April 26, 2008 as compared to such items in the same periods in fiscal 2007. As of April 26, 2008, we had total unrecognized tax benefits remaining of approximately $5.4 million. If it is subsequently determined those liabilities are not required, approximately $4.9 million would reduce our effective tax rate and $0.5 million would reduce goodwill during the periods recognized.
     Income from Continuing Operations. Income from continuing operations was $7.7 million during the three months ended April 26, 2008 as compared to income of $12.6 million during the three months ended April 28, 2007. Income from continuing operations was $19.8 million during the nine months ended April 26, 2008 as compared to $27.7 million during the nine months ended April 28, 2007.
     Discontinued Operations. The following table presents our results from discontinued operations during the three and nine months ended April 26, 2008 and April 28, 2007:

	For the Three Months Ended		For the Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
	(dollars in thousands)
Contract revenues of discontinued operations	$—	$—	$—	$10,030
Loss from discontinued operations before income taxes	$(1,247)	$(206)	$(1,942)	$(254)
Loss from discontinued operations, net of tax	$(807)	$(125)	$(1,228)	$(154)
     The operations of Apex were discontinued in December 2006 and there were no contract revenues earned during the three and nine months ended April 26, 2008. The loss from discontinued operations for the three and nine months ended April 26, 2008 was primarily the result of legal expenses associated with a lawsuit that was commenced against Apex during the second quarter of fiscal 2007 (see the discussion under “Overview” above).
     Net Income. Net income was $6.9 million during the three months ended April 26, 2008 as compared to net income of $12.4 million during the three months ended April 28, 2007. Net income was $18.6 million during the nine months ended April 26, 2008 as compared to $27.6 million during the nine months ended April 28, 2007.
Liquidity and Capital Resources
     Capital requirements. We use capital primarily to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. Our working capital needs are influenced by our level of operations and generally increase with higher levels of revenues. Furthermore, working capital needs are influenced by the timing of the collection of accounts receivable from our customers for work performed. We believe that none of our major customers are experiencing significant financial difficulty as of April 26, 2008. Our sources of cash have historically been operating activities, long-term debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. We periodically borrow from and repay our revolving credit facility based on our cash requirements. Additionally, to the extent we make acquisitions that involve consideration other than our stock, or to the extent we repurchase common stock, our capital requirements may increase.
     Cash and cash equivalents totaled $25.0 million at April 26, 2008 compared to $18.9 million at July 28, 2007.

	For the Nine Months Ended
	April 26, 2008	April 28, 2007
	(dollars in millions)
Net cash flows:
Provided by operating activities	$86.8	$78.2
Used in investing activities	$(53.5)	$(109.1)
(Used in) provided by financing activities	$(27.2)	$19.6
     Cash from operating activities. During the nine months ended April 26, 2008, net cash provided by operating activities was $86.8 million, comprised primarily of net income, adjusted for non-cash items. Non-cash items during the nine months ended April 26, 2008 primarily included depreciation and amortization, gain on disposal of assets, stock-based compensation, and deferred income taxes. Changes in working capital and changes in other long term assets and liabilities provided $19.3 million of operating cash flow during the nine months ended April 26, 2008. Components of the working capital changes that contributed to operating cash flow during the nine months ended April 26, 2008 were decreases in accounts receivable and net costs and estimated earnings in excess of billings of $19.5 million and $10.5 million, respectively, due to current period billing and collection activity and the payment patterns of our customers. Based on third quarter revenues, days sales outstanding for accounts receivable, net was 39.6 days as of April 26, 2008 compared to 41.5 days at April 28, 2007. Based on third quarter revenues, days sales outstanding for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, was 26.1 days as of April 26, 2008 compared to 29.5 days at April 28, 2007. The decrease in combined days sales outstanding for accounts receivable and costs and estimated earnings in excess of billings is due to overall improvement in billing and collection activities and the payment practices of our customers.
     Components of the working capital changes and changes in other long term assets and liabilities that used operating cash flow during the nine months ended April 26, 2008 were a net increase in other current and other non-current assets of $2.0 million primarily as a result of increased prepaid insurance and other prepaid costs. We also had decreases in accounts payable of $0.5 million due to the timing of the receipt and payment of invoices. Operating cash flow also decreased as a result of income tax payments during the current year. Additionally, during the nine months ended April 26, 2008, accrued interest due on our subordinated senior notes due 2015 (the “Notes”) decreased as a result of semi-annual interest payments made in October 2007 and April 2008, and other accrued liabilities decreased primarily due to the current period operating levels and the payment of annual employee bonus costs during October 2007. Offsetting these decreases was an increase in accrued costs of $7.6 million related to the legal settlement described above and an increase in accrued insurance claims due to higher levels of incurred claims in relation to payments made during the period.
     Cash used in investing activities. For the nine months ended April 26, 2008 and April 28, 2007, net cash used in investing activities was $53.5 million and $109.1 million, respectively. Capital expenditures were $60.0 million and $59.2 million during the nine months ended April 26, 2008 and April 28, 2007, respectively, offset in part by $6.3 million and $12.4 million, respectively, in proceeds from the sale of idle assets. Restricted cash, related to funding provisions of our insurance claims program, increased $0.3 million and $0.5 million during the nine months ended April 26, 2008 and April 28, 2007, respectively. During the nine months ended April 26, 2008, we received $0.5 million of a previously escrowed amount in satisfaction of indemnification claims in connection with the acquisition of Cable Express. During the nine months ended April 28, 2007, we paid $55.2 million for the acquisition of Cable Express, $5.5 million for the acquisition of certain assets and assumptions of certain liabilities of Cavo, and $1.1 million for the acquisition of certain assets of a cable television operator.
     Cash (used in) provided by financing activities. Net cash used in financing activities was $27.2 million for the nine months ended April 26, 2008. Net cash provided by financing activities was $19.6 million for the nine months ended April 28, 2007. During the nine months ended April 26, 2008 we borrowed $15.0 million under our Credit Agreement. In addition, we paid $25.0 million against outstanding borrowings under the Credit Agreement and $2.8 million for principal payments on our capital leases. Proceeds from long-term debt were $105.0 million during the nine months ended April 28, 2007 which consisted of borrowings on our Credit Agreement in connection with the acquisition of Cable Express in September 2006 and for capital expenditures and operating purposes. During the nine months ended April 28, 2007, we repaid $80.0 million of borrowings under our Credit Agreement and made principal payments of $7.7 million on capital leases and other notes payable.
     During the nine months ended April 26, 2008, we repurchased 1,016,200 shares of our common stock for $14.1 million in open market transactions. During the nine months ended April 26, 2008 and April 28, 2007, we withheld shares of restricted stock/units totaling 81,575 and 52,427, respectively, and paid approximately $2.1 million and $1.1 million, respectively, to the appropriate tax authorities in order to meet payroll tax withholding obligations on restricted stock and restricted units that vested to certain of our officers and employees during those periods. We received proceeds of $1.3 million and $3.2 million from the exercise of stock options for the nine months ended April 26, 2008 and April 28, 2007, respectively. We also received excess tax benefits of $0.5 million from the exercise of stock options and vesting of restricted stock and restricted stock units for the nine months ended April 26, 2008. There was minimal excess tax benefit received from the exercise of stock options and vesting of restricted stock and restricted stock units for the nine months ended April 28, 2007.
     Compliance with Senior Notes and Credit Agreement
     The indenture governing the Notes contains covenants that restrict our ability to: make certain payments, including the payment of dividends; redeem or repurchase our capital stock; incur additional indebtedness and issue preferred stock; make investments; create liens; enter into sale and leaseback transactions; merge or consolidate with another entity; sell assets; and enter into transactions with affiliates. As of April 26, 2008, we were in compliance with all covenants and conditions under the Notes.
     Our Credit Agreement provides for a revolving line of credit that will expire in December 2009 with an aggregate capacity of $300.0 million. The Credit Agreement requires us to (i) maintain a condensed consolidated leverage ratio of not greater than 3.00 to 1.0 as measured at the end of each fiscal quarter, (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain condensed consolidated tangible net worth, which shall be calculated at the end of each fiscal quarter, of not less than $50.0 million plus 50% of condensed consolidated net income (if positive) from September 8, 2005 to the date of computation plus 75% of the equity issuances made from September 8, 2005 to the date of computation (other than equity issuances made after November 16, 2007 pursuant to employee stock option programs in an amount not to exceed $20.0 million during the term of the Agreement). As of April 26, 2008, we had no outstanding borrowings and $49.6 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are primarily issued to insurance companies as part of our insurance program and bear interest at 1.375% per annum. Subsequent to April 26, 2008, the outstanding letters of credit were reduced by approximately $3.1 million. At April 26, 2008, we had additional borrowing availability of $194.1 million under the most restrictive covenants of the Credit Agreement and were in compliance with all financial covenants and conditions.
The Notes and Credit Agreement are guaranteed by substantially all of our subsidiaries.
     Contractual Obligations. The following tables set forth our outstanding contractual obligations, including related party leases, as of April 26, 2008:

				Greater
	Less than	Years	Years	than 5
	1 Year	1-3	3 - 5	Years	Total
	(dollars in thousands)
Notes	$—	$—	$—	$150,000	$150,000
Interest payments on debt (excluding capital leases)	12,188	24,375	24,375	30,468	91,406
Capital lease obligations (including interest and executory costs)	2,774	1,720	—	—	4,494
Operating leases	8,082	7,763	2,845	4,514	23,204
Employment Agreements	2,138	797	—	—	2,935
Purchase and other contractual obligations	5,829	1,087	—	—	6,916

Total	$31,011	$35,742	$27,220	$184,982	$278,955

     Our Condensed Consolidated Balance Sheet as of April 26, 2008 includes a long term liability of approximately $35.5 million classified as Accrued Insurance Claims. This liability has been excluded from the above table as the timing and/or the amount of any cash payments are uncertain. See Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our accrued insurance claims liability.
     We adopted FIN 48 on July 29, 2007, the first day of the 2008 fiscal year. The liability for unrecognized tax benefits for uncertain tax positions at April 26, 2008 was $5.4 million. Approximately $5.3 million of this amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolutions of the underlying tax positions with the relevant tax authorities. The remaining $0.1 million is estimated to be paid in less than one year and is included in the Purchase and other contractual obligations amount above.
     Off-Balance Sheet Arrangements. We have obligations under performance bonds related to certain of our customer contracts. Performance bonds generally provide our customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our obligations under contract. As of April 26, 2008, we had $42.7 million of outstanding performance bonds. As of April 26, 2008, no events have occurred in which the customers have exercised their rights under the performance bonds.

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
     Our backlog at April 26, 2008 and July 28, 2007 was $1.409 billion and $1.388 billion, respectively. We expect to complete approximately 58.2% of our current backlog during the next twelve months.
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
     In addition, we have experienced and expect to continue to experience quarterly variations in revenues and net income as a result of other factors, including:
•	the timing and volume of customers’ construction and maintenance projects,

•	seasonal budgetary spending patterns of customers,

•	the commencement or termination of master service agreements and other long-term agreements with customers,

•	costs incurred to support growth internally or through acquisitions,

•	fluctuations in results of operations caused by acquisitions,

•	fluctuation in the employer portion of payroll taxes as a result of reaching the limitation on social security withholdings and unemployment obligations,

•	changes in mix of customers, contracts, and business activities,

•	fluctuations in stock-based compensation expense as a result of performance criteria in performance-based share awards, as well as the timing and vesting period of all stock-based awards

•	fluctuations in performance cash awards as a result of operating results

•	fluctuations in other income as a result of the timing and levels of capital assets sold during the period, and

•	fluctuations in insurance expense due to changes in claims experience and actuarial assumptions.
     Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have market risk exposure related to interest rates on our cash and equivalents and our debt obligations. The effects of market changes on interest rates are monitored and we manage the interest rate risk by investing in short-term investments with market rates of interest and by maintaining a mix of fixed and variable rate debt. A hypothetical 100 basis point change in interest rates would result in a change to annual interest income of less than $0.3 million based on the amount of cash and equivalents held as of April 26, 2008.
     As of April 26, 2008, outstanding long-term debt included our $150 million Notes due in 2015, which bear a fixed rate of interest of 8.125%. Due to the fixed rate of interest on the Notes, changes in interest rates would not have an impact on the related interest expense. The fair value of the Notes totaled approximately $141.9 million as of April 26, 2008 based on quoted market prices. There exists market risk sensitivity on the fair value of the fixed rate Notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect at April 26, 2008 would result in an increase or decrease in the fair value of the Notes of approximately $4.2 million, calculated on a discounted cash flow basis.
     As of April 26, 2008, we had no outstanding borrowings under our Credit Agreement. Our Credit Agreement generally permits borrowings at a variable rate of interest. As of April 26, 2008, we had $4.0 million of capital leases with varying rates of interest due through fiscal 2011. A hypothetical 100 basis point change in interest rates in effect at April 26, 2008 on these capital leases would not have a material impact on the fair value of the leases or on our annual interest cost.
     We also have market risk for foreign currency exchange rates related to our operations in Canada. As of April 26, 2008, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     During fiscal 2007, the Company was contacted by counsel representing current and former employees alleging violations of the Fair Labor Standards Act and state wage and hour laws at the Company’s UtiliQuest, LLC, S.T.S., LLC and Locating, Inc. subsidiaries. The claims included periods dating primarily from September 2003 through January 31, 2007 and cover a number of states where these subsidiaries conducted business. During the second quarter of fiscal 2008, these subsidiaries reached an agreement to settle these claims through a structured mediation process. While the subsidiaries deny allegations underlying the dispute, they have agreed to the mediated settlement to avoid additional legal fees, the uncertainty of a jury trial and the management time that would have been devoted to litigation. The gross settlement of $10.0 million is subject to court approval and represents the maximum payout, assuming all potential members of the purported class opt-in. The minimum payment under the settlement agreement is approximately $3.1 million, primarily consisting of the amount to be paid to the plaintiffs’ attorneys. The eventual number of opt-in members of the purported class and the corresponding payments to class members are difficult to predict. The Company expects actual payments to be less than the gross settlement amount based on the calculated pay-out amount for individual members within the purported class. Accordingly, the Company has estimated the liability for the pending settlement at $7.6 million and has recorded a pre-tax expense for this amount in costs of earned revenues during the second quarter of fiscal 2008. Actual payments could differ from our estimate.
     In December 2006, two former employees of Apex Digital, LLC (“Apex”), a wholly-owned subsidiary that was discontinued during the second quarter of fiscal 2007, commenced a lawsuit against the subsidiary in Illinois State Court. The lawsuit alleges that Apex violated certain minimum wage laws under the Fair Labor Standards Act and related state laws by failing to comply with applicable minimum wage and overtime pay requirements. The plaintiffs seek damages and costs. They also seek to certify, and eventually notify, a class consisting of former employees who, since December 2004, have worked for Apex. On January 30, 2007 the case was removed to the United States District Court for the Northern District of Illinois. In July 2007, plaintiffs amended the complaint to include Dycom as a defendant. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. We intend to vigorously defend ourselves against this lawsuit. In an effort to resolve this matter and avoid the expense of further litigation, the parties have engaged a third party to mediate discussions scheduled to take place in June 2008. This lawsuit may be expensive to defend and/or settle and may adversely affect our results of discontinued operations or cash flows, regardless of whether any of the foregoing allegations are valid or whether we are ultimately determined to be liable.
     From time to time, the Company and its subsidiaries are also party to various other claims and legal proceedings. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. For these claims, the effect of our financial statements is generally limited to the amount of our insurance deductible or self-insurance retention. It is the opinion of management, based on information available at this time, that none of such other pending claims or proceedings will have a material effect on the Company’s condensed consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our fiscal 2007 Form 10-K under the heading “Risk Factors” in
Part I, Item 1A of Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) During the three and nine months ended April 26, 2008, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.
(b) Not applicable.
(c) The following table summarizes the Company’s purchases of its common stock:

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the Plan
Period	Purchased	Per Share	Plans or Programs	or Programs
July 29, 2007 — September 22, 2007(a)	94,000	$29.27	94,000	(a )
September 23, 2007 — October 27, 2007 (b)	4,300	$30.45	—	—
November 25, 2007 — December 22, 2007 (c)	61,034	$26.80	—	—
December 23, 2007 — January 26, 2008 (d)	11,546	$27.25	—	—
February 24, 2008 — March 22, 2008 (a)	715,800	$11.80	715,800	(a )
March 23, 2008 — April 26, 2008 (a)(e)	211,095	$13.78	206,400	(a )

(a)	On August 28, 2007, the Company’s Board of Directors authorized the repurchase of up to $15 million of its common stock over an eighteen month period in open market or private transactions. The Company repurchased 94,000 shares during the first quarter of fiscal 2008 with an average price paid of $29.27 per share. The Company purchased 715,800 and 206,400 shares during fiscal months ending in March 2008 and April 2008, respectively, at an average price paid of $11.80 and $13.78, respectively. As of April 26, 2008 the remaining authorized amount for the repurchase of common stock was approximately $0.9 million. On May 20, 2008, the Company’s Board of Directors authorized the repurchase of up to $15 million of its common stock. The stock repurchases are authorized to be made over the next eighteen months in open market or private transactions. This buyback program is in addition to the previously announced repurchase program of $15 million, under which the Company has purchased 1,016,200 shares for approximately $14.1 million.

(b)	The Company acquired 4,300 shares of common stock related to income tax withholdings for restricted stock that vested on October 17, 2007.

(c)	The Company acquired 61,034 shares of common stock related to income tax withholdings for restricted stock and restricted stock units that vested on December 14, 2007 and December 15, 2007.

(d)	The Company acquired 11,546 shares of common stock related to income tax withholdings for restricted stock that vested on December 31, 2007.

(e)	The Company acquired 4,695 shares of common stock related to income tax withholdings for restricted stock and restricted stock units that vested during fiscal April 2008.
Item 6. EXHIBITS
     Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit number

11	Statement re computation of per share earnings; All information required by Exhibit 11 is presented within Note 2 of the Company’s condensed consolidated financial statements in accordance with the provisions of SFAS No. 128

31.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC. Registrant

Date: May 23, 2008	/s/ Steven E. Nielsen Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date: May 23, 2008	/s/ H. Andrew DeFerrari

Name: H. Andrew DeFerrari Title: Senior Vice President and Chief Financial Officer