Form 10-K
period 2008-07-26
DYCOM INDUSTRIES INC
filed 2008-09-04
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 26, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock, par value $0.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on January 26, 2008 was $954,474,875.

There were 39,352,020 shares of common stock with a par value of $0.33 1/3 outstanding at September 3, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders, to be held on November 25, 2008, is incorporated by reference in Part III to the extent described herein.

Dycom Industries, Inc.

Cautionary Note Concerning Forward-Looking Statements

Dycom Industries, Inc. and its subsidiaries (referred to as “Dycom,” “the Company,” “we,” “us,” or “our”) have made forward-looking statements in this Annual Report on Form 10-K. The words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “forecast,” “may,” “project” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financial needs or plans and the availability of financing, and plans relating to our services including backlog, as well as assumptions relating to the foregoing. These forward-looking statements are based on management’s current expectations, estimates and projections. Forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results in the future to differ materially from the results projected or implied in any forward-looking statements contained in this report. The factors that could affect future results and could cause these results to differ materially from those expressed in the forward-looking statements include, but are not limited to, those described under Item 1A, “Risk Factors” and other risks outlined in our periodic filings with the Securities and Exchange Commission (“SEC”). Except as required by law, we may not update forward-looking statements even though our situation may change in the future. With respect to forward-looking statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.

Available Information

We maintain a website at www.dycomind.com where investors and other interested parties may access, free of charge, a copy of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as is reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All references to www.dycomind.com in this report are inactive textual references only and the information on our website is not incorporated into this Form 10-K. Our reports filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Alternatively, you may access these reports at the Securities and Exchange Commission’s website at www.sec.gov.

PART I

Item 1.	Business

Dycom Industries, Inc. is a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. Additionally, Dycom provides services on a limited basis in Canada. For the fiscal year ended July 26, 2008, revenue from telecommunications, underground facility locating, and electric utilities and other customers, was approximately 76.2%, 17.7%, and 6.1%, respectively.

We have established relationships with many leading telephone companies, cable television multiple system operators, and electric utilities and others. These companies include AT&T Inc. (“AT&T”), Verizon Communications Inc. (“Verizon”), Comcast Corporation (“Comcast”), Time Warner Cable Inc. (“Time Warner Cable”), Embarq Corp. (“Embarq”), Charter Communications, Inc. (“Charter”), Qwest Communications International, Inc. (“Qwest”), Windstream Corporation (“Windstream”), and Questar Gas Company (“Questar Gas”).

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

Construction, Maintenance, and Installation.  We place and splice fiber, copper, and coaxial cables. In addition, we excavate trenches in which to place these cables; place related structures such as poles, anchors, conduits, manholes, cabinets and closures; place drop lines from main distribution lines to the consumer’s home or business; and maintain and remove these facilities. These services are provided to both telephone companies and cable television multiple system operators in connection with the deployment of new networks and the expansion or maintenance of existing networks. For cable television multiple system operators, our services also include the installation and maintenance of customer premise equipment, including set top boxes and modems.

Premise Wiring.  Premise wiring services are provided to various corporations and state and local governments. These services are predominantly limited to the installation, repair and maintenance of telecommunications infrastructure within improved structures.

Underground Facility Locating Services

We provide underground facility locating services to a variety of utility companies, including telecommunication providers. Under various state laws, excavators are required, prior to excavating, to request from utility companies the location of their underground facilities in order to prevent utility network outages and to safeguard the general public from the consequences of damages to underground utilities. Utilities are required to respond within specified time periods to these requests to mark underground and buried facilities. Our underground facility locating services include locating telephone, cable television, power and gas lines for these utility companies.

Electric Utilities and Other Construction and Maintenance Services

We perform construction and maintenance services for electric utilities and others. These services are performed primarily on a stand-alone basis which typically includes installing and maintaining overhead and underground power distribution lines. In addition, we periodically provide these services for the combined projects of telecommunication providers and electric utility companies, primarily in joint trenching situations, in which services are being delivered to new housing subdivisions. We also maintain and install underground natural gas transmission and distribution systems for gas utilities.

Revenues by Type of Customer

The following table represents revenues from continuing operations by type of customer:

	Fiscal Year Ended
	July 26,	July 28,	July 29,
	2008	2007	2006

Telecommunications	76.2%	74.7%	72.1%
Underground facility locating	17.7	18.9	21.9
Electric utilities and other customers	6.1	6.4	6.0

Total contract revenues	100.0%	100.0%	100.0%

Business Strategy

Capitalize on Long-Term Growth Drivers.  We are well positioned to benefit from increased demand for reliable video, voice, and data services. As telecommunications networks experience increased demand for services, our customers must expand the capacity and improve the performance of their existing networks and, in certain instances, deploy new networks. This is increasingly important to our customers as the service offerings of the telephone and cable industries converge, with each offering reliable, competitively priced voice, video, and data services to consumers. Due to the declining cost and expanding capabilities of telecommunications equipment, telecommunications network operators are more cost effectively able to enhance their network infrastructure in order to provide these services than has historically been the case. The networks of our customers are increasingly facing demands for more capacity and greater reliability, which in turn, increases the needs of our customers for the services we provide.

Selectively Increase Market Share.  We believe our reputation for high quality service and our ability to provide services nationally create opportunities for expanding our market share. Our decentralized operating structure and numerous points of contact within customer organizations position us favorably to win new opportunities with existing customers. Significant financial resources enable us to address larger opportunities which some of our relatively capital constrained competition may be unable to perform. However, we do not intend to increase market share by pursuing unprofitable work.

Pursue Disciplined Financial and Operating Strategies.  We manage the financial aspects of our business by centralizing certain activities which allow us to reduce costs through leveraging our scope and scale while sustaining and enhancing our control environment. Functions such as treasury, tax and risk management, the approval of capital equipment procurements, the design and purchase of employee benefit plans, as well as the review and promulgation of “best practices” in certain other aspects of our operations are centralized. We decentralize the recording of transactions and the financial reporting necessary for timely operational decisions. This approach, in our view, secures greater accountability for business outcomes from our local decision makers. We also maintain a decentralized approach to marketing, operations, and ongoing customer service, empowering local managers to capture new business and execute contracts on a timely and cost-effective basis. This approach enables us to utilize our capital resources effectively and efficiently, while retaining the organizational agility necessary to compete with our predominantly small, privately held local competitors.

Pursue Selective Acquisitions.  We selectively pursue acquisitions when we believe doing so is operationally and financially beneficial, although we do not rely solely on acquisitions for growth. In particular, we pursue those acquisitions that we believe will provide us with incremental revenue and geographic diversification while complementing our existing operations. We generally target companies for acquisition that have defensible leadership positions in their market niches; profitability which meets or exceeds industry averages; proven operating histories; sound management; and certain clearly identifiable cost synergies.

Customer Relationships

Our current customers include leading telephone companies such as AT&T, Verizon, Embarq, Qwest, Windstream, and Frontier Communications Corporation. We also provide telecommunications engineering, construction, installation and maintenance services to a number of cable television multiple system operators, including Comcast, Time Warner Cable, Charter, Cablevision Systems Corporation, Insight Communications Company, Inc., and Cox Communications, Inc. Premise wiring services are provided to various corporations and state and local governments. Underground facility locating services are provided to a variety of utility companies, including Atmos Energy Corporation, AGL Resources Inc., and Baltimore Gas and Electric Co., and telecommunication providers.

Our customer base is highly concentrated with our top five customers in fiscal 2008, 2007, and 2006 accounting for approximately 64%, 63%, and 64%, respectively, of our total revenues from continuing operations. During fiscal 2008, approximately 18.9% of our total revenues from continuing operations were derived from AT&T, 18.4% from Verizon, and 11.9% from Comcast. We believe that a substantial portion of our total revenues and operating income will continue to be derived from a concentrated group of customers.

A significant portion of our services are performed under master service agreements and other arrangements with customers that extend for periods greater than one year. We are currently a party to approximately 200 of these agreements. Master service agreements generally are for contract periods of one or more years and contain customer specified service requirements, such as discrete unit pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue to others work orders valued above a specified dollar limit, the self-performance of the work by the customer’s in house workforce, and the ability to use others when jointly placing facilities with another utility. In most cases, a customer may terminate these agreements for convenience with written notice.

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

Our markets are served locally by dedicated and experienced personnel. Management of our subsidiaries possesses intimate knowledge of their particular markets and we believe our decentralized operations allow us to be more responsive in addressing customer needs. Our sales and marketing efforts are the responsibility of our management and that of our subsidiaries. These marketing efforts tend to focus on contacts with managers within our customer’s organizations.

Backlog

Our backlog consists of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts, including master service agreements. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical experience with customers and, more generally, our experience in procurements of this type. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract and may terminate a contract for convenience. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time.

Our backlog totaled $1.313 billion and $1.388 billion at July 26, 2008 and July 28, 2007, respectively. We expect to complete 58.3% of the July 26, 2008 backlog during fiscal 2009.

Safety and Risk Management

We are committed to ensuring that our employees perform their work safely. We regularly communicate with our employees to reinforce that commitment and instill safe work habits. The safety directors of our subsidiaries review accidents and claims for our operations, examine trends and implement changes in procedures to address safety issues. Claims arising in our business generally include workers’ compensation claims, various general liability and damage claims, and claims related to vehicle accidents, including personal injury and property damage. We insure against the risk of loss arising from our operations to certain deductible limits in substantially all of the states in which we operate. We also retain risk of loss, up to certain limits, under our employee health plan.

We carefully monitor claims and actively participate with our insurers in determining claims estimates and adjustments. We accrue the estimated costs of claims and the related processing costs as liabilities, including estimates for claims incurred but not reported. Due to fluctuations in our loss experience from year to year, insurance accruals have varied and can affect the consistency of operating margins. If we experience insurance claims in excess of our umbrella coverage limit, our business could be materially and adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 of Notes to Consolidated Financial Statements.

Competition

The specialty contracting services industry in which we operate is highly fragmented. It is characterized by a large number of participants, including several large companies as well as a significant number of small, privately held, local competitors. We also face competition from the in-house service organizations of our existing or prospective customers, particularly telecommunications providers that employ personnel who perform some of the types of services that we provide. Although a significant portion of these services is currently outsourced by our customers and we have been performing specialty contracting services for over 20 years, our existing or prospective customers may elect to discontinue outsourcing specialty contracting services in the future. In addition, there are relatively few barriers to entry into the markets in which we operate. As a result, any organization that has adequate financial resources and access to technical expertise may become a competitor.

A significant portion of our revenue is currently derived from master service agreements and price is often an important factor in awarding such agreements. Accordingly, we may be underbid by our competitors if they elect to price their services aggressively to procure such business. In addition, our competitors may develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position.

The principal competitive factors for our services include geographic presence, breadth of service offerings, worker and general public safety, price, quality of service, and industry reputation. We believe that we compete favorably with our competitors on the basis of these factors.

Employees

As of July 26, 2008, we employed 10,746 persons. Approximately 337 of our employees are represented by local collective bargaining units. The number of our employees varies according to the level of our work in progress. We maintain a nucleus of technical and managerial personnel to supervise all projects and add employees as needed to complete specific projects.

Materials and Subcontractors

For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools, and equipment necessary to perform installation and maintenance services. The customer determines the specifications of the materials and we are only responsible for the performance of the required services. Materials supplied by our customers, for which the customer retains the financial and performance risk, are not included in our revenue or costs of sales. Under contracts where we are required to supply part or all of the materials, we are not dependent upon any one source for the materials that we customarily use to complete the job. We do not manufacture any significant amounts of material for resale. We are not presently experiencing, nor do we anticipate experiencing, any difficulties in procuring an adequate supply of materials.

We use independent contractors to perform portions of the services that we provide. These independent contractors typically are small locally owned companies. Independent contractors provide their own employees, vehicles, tools, and insurance coverage. We are not dependent on any single independent contractor. We use independent contractors to help manage our work flow and reduce the amount that we may otherwise be required to spend on fixed assets.

Seasonality

Our revenues are affected by seasonality as a significant portion of the work we perform is outdoors. Consequently, our operations are impacted by extended periods of inclement weather. Generally, inclement weather is more likely to occur during the winter season which falls during our second and third fiscal quarters. Also, a disproportionate percentage of total paid holidays fall within our second quarter, which decreases the number of available workdays. Additionally, our customer premise equipment installation activities for cable providers historically decreases around calendar year end holidays as their customers generally require less activity during this period.

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

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. If any of the following risks were to occur, our financial condition and results of operations could suffer and the trading price of our common stock could decline. Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline. This Annual Report on Form 10-K also includes statements reflecting assumptions, expectations, projections, intention, or beliefs about future events that are intended as “forward looking statements” under the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the section entitled “Cautionary Note Concerning Forward-Looking Statements,” included at the beginning of this Annual Report on Form 10-K.

Demand for our services is cyclical and vulnerable to downturns affecting the industries we serve.  Demand for our services by telecommunications customers has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the telecommunications industry. In fiscal 2008, our telecommunications customers accounted for over 75% of our revenues from continuing operations. During the second quarter of fiscal 2008, our results were impacted by a decline in customer spending which occurred in January. This decline was the result of a noticeable softening in the intensity with which a broad range of customers executed near-term spending plans. It was evident in the delayed approval of calendar 2008 budgets by certain customers, the pace with which approved budgets were executed during January, overall volumes of available work, and in certain instances, customer-specific delays. Due to the pace of January’s revenue decline in relation to our scheduled workforce level, gross margin was negatively affected. These conditions generally improved during the second half of fiscal 2008. However, we believe a slow growth environment will continue into fiscal 2009. Additionally, bankruptcies or financial difficulties within the telecommunications sector could reduce our cash flows and adversely impact our liquidity and profitability.

During times of economic slowdown, our customers often reduce their capital expenditures and defer or cancel pending projects. Such developments occur even among customers that are not experiencing financial difficulties. Our underground facility locating services are required prior to underground excavation, which is dependent in part on construction activity, and accordingly, is influenced by the level of overall economic activity. As a result of the foregoing, demand for our services may decline during periods of economic downturns and adversely affect our operations, cash flows and liquidity. Additionally, future slowdowns in the industries we serve may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all.

We derive a significant portion of our revenues from master service agreements which may be cancelled by our customers upon notice.  During fiscal 2008, we derived approximately 70.3% of our revenues from master service agreements. By their terms, the majority of these contracts may be cancelled by our customers upon notice, even if we are not in default. In addition, our customers generally have no obligation to assign a specific amount of work to us under these agreements. Consequently, projected expenditures by customers are not assured until such time as a definitive work order is placed and completed. The loss of work obtained through master service agreements could adversely affect our results of operations, cash flows and liquidity.

We may be unable to renew master service agreements on negotiated terms in the future.  During the last several years we have been able to renew or extend some of our master service agreements on negotiated terms rather than through a competitive bidding process. Market conditions could change, resulting in our customers requiring the renewal of these contracts through competitive bidding. As a result of competitive bidding, we could be underbid by our competitors or required to lower the price charged under the contract being rebid. The loss of work obtained through master service agreements or the reduced profitability of such work could adversely affect our results of operations, cash flows and liquidity.

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

We derive a significant portion of our revenues from a limited number of customers, and the loss of one or more of these customers could adversely impact our revenues and profitability.  Our customer base is highly concentrated, with our top five customers in fiscal years 2008, 2007, and 2006 accounting for approximately 64%, 63%, and 64% of our total revenues from continuing operations, respectively. Our revenue may significantly decline if we were to lose one or more of our significant customers. In addition, revenues under our contracts with significant customers may vary from period-to-period depending on the timing and volume of work which those customers order, or perform with their in-house service organizations. Additionally, consolidations, mergers and acquisitions in the telecommunications industry have occurred in the past and may occur in the future. The consolidation, merger or acquisition of an existing customer may result in a change in procurement strategies by the surviving entity. Reduced demand for our services or a change in procurement strategy of a significant customer could adversely affect our results of operations, cash flows and liquidity.

The specialty contracting services industry in which we operate is highly competitive.  We compete with other independent contractors, including numerous small, owner-operated private companies, as well as several companies that may have financial, technical and marketing resources that exceed our own. Relatively few barriers to entry exist in the markets in which we operate and, as a result, any organization with adequate financial resources and access to technical expertise may become a competitor. Our competitors may develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position. We may also face competition from the in-house service organizations of our customers whose personnel perform some of the same types of services we provide. Although our customers currently outsource a significant portion of these services to us and our industry competitors, we can offer no assurance that our existing or prospective customers will continue to outsource specialty contracting services in the future.

Our financial results are based on estimates and assumptions that may differ from actual results.  In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, a number of estimates and assumptions are made by management that affect the amounts reported in the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is either dependent on future events or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly uncertain and we must exercise significant judgment. Estimates are primarily used in our assessment of the revenue recognition for costs and estimated earnings in excess of billings, allowance for doubtful accounts, accrued insurance claims, valuation of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangibles, and accounting for performance-based stock awards, income taxes and contingencies, including legal matters. Actual results could differ materially from the estimates and assumptions that we use, which may result in a material adverse effect on our financial condition, results of operations and cash flows.

Our profitability is based on our ability to deliver our services within the estimated costs used to establish the pricing of our contracts.  We recognize revenues under the percentage of completion method of accounting using the units of delivery or cost-to cost measures. A significant majority of our contracts are based on units of delivery and revenue is recognized as each unit is completed. As the price for each of the units is fixed by the contract, our profitability could decline if our actual costs to complete each unit exceeds our original estimates. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Application of the percentage of completion method of accounting requires that our management estimate the costs to be incurred by us in performing the contract. Our process for estimating costs is based upon the professional knowledge and experience of our project managers and financial professionals. However, any changes in original estimates, or the assumptions underpinning such estimates, may result in revisions to costs and income and their effects would be recognized in the period in which such revisions are determined. These changes could result in the reduction or elimination of previously reported profits, which could adversely affect our profitability and the price of our common stock.

We possess a significant amount of accounts receivable and costs and estimated earnings in excess of billings assets.  We extend credit to our customers as a result of performing work under contract prior to billing our customers for that work. These customers include telephone companies, cable television multiple system operators, and gas and electric utilities and others. At July 26, 2008, we had net accounts receivable of $146.4 million and costs and estimated earnings in excess of billings of $94.3 million. We periodically assess the credit risk of our customers and continuously monitor the timeliness of payments. If any of our significant customers were to experience financial difficulties or file for bankruptcy, we could experience difficulty in collecting what we are owed for work already performed or in process, leading to reduced cash flows and a decline in our liquidity. Additionally, we could incur losses in excess of current bad debt allowances.

We retain the risk of loss for certain insurance related liabilities, which leaves us exposed to higher than expected claims.  We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. We estimate and develop our accrual for these claims based on facts, circumstances and historical evidence. However, the estimate for accrued insurance claims remains subject to uncertainty as it depends in part on factors that cannot be known with precision. These factors include the frequency of future claims, the payment pattern of claims which have been incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations. Should a greater number of claims occur compared to what we have estimated, or should the dollar amount of actual claims exceed what we have anticipated, our recorded reserves may not be sufficient, and we could incur substantial additional unanticipated charges. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Accrued Insurance Claims” and Note 9 to the consolidated financial statements in this Form 10-K.

Our backlog is subject to reduction and/or cancellation.  Our backlog consists of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts, including master service agreements. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical experience with customers and, more generally, our experience in procurements of this type. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract and may terminate a contract for convenience. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time. If our estimated backlog is significantly inaccurate or does not result in future profits, this could adversely affect our future growth and the price of our common stock.

We may incur impairment charges on goodwill or other intangible assets.  We account for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Our reporting units and related indefinite-lived intangible asset are tested annually during the fourth fiscal quarter of each year in accordance with SFAS No. 142 in order to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of the reporting unit’s goodwill or indefinite-lived intangible may be impaired and written down. Goodwill and indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value below the carrying value. If we determine the fair value of the goodwill or other identifiable intangible asset is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. Any such write-down could adversely affect our results of operations. As the result of our annual impairment test of goodwill in fiscal 2008, we recognized non-cash charges of approximately $5.9 million related to our Stevens Communications reporting unit and approximately $3.8 million related to our Nichols Construction reporting unit. Additionally, in fiscal 2005 and 2006, we recognized non-cash charges of approximately $29 million related to our White Mountain Cable Construction reporting unit and $14.8 million related to our Can-Am Communications, Inc. reporting unit, respectively. The impairment charges reduced the carrying value of goodwill related to these reporting units.

Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors which reflect the cyclical nature of our business, the high level of competition existing within our industry, the concentration of our revenues within a limited number of customers and the level of overall economic activity. Individual reporting units may be relatively more impacted by these factors than the Company as a whole. Specifically, during times of economic slowdown, our customers may reduce their capital expenditures and defer or cancel pending projects. As a result, demand for the services of one or more of the reporting units could decline during periods of economic downturns which could adversely affect our operations, cash flows and liquidity.

We may be subject to periodic litigation and regulatory proceedings, including Fair Labor Standards Act and state wage and hour class action lawsuits, which may adversely affect our business and financial performance. From time to time, we may be involved in lawsuits and regulatory actions, including class action lawsuits, that are brought or threatened against us for alleged violations of the Fair Labor Standards Act (the “FLSA”) and state wage and hour laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. The ultimate resolution of these matters through settlement, mediation or court judgment could have a material adverse impact on our financial condition, results of operations, and cash flows. In addition, regardless of the outcome, these proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves. For a description of current legal proceedings, see “Legal Proceedings” and Note 19 to the consolidated financial statements in this Form 10-K.

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

Our business is labor intensive, and we may be unable to attract and retain qualified employees.  Our ability to maintain our productivity and profitability will be limited by our ability to employ, train and retain the skilled personnel necessary to operate our business. We cannot be certain that we will be able to maintain the skilled labor force necessary to operate efficiently and support our growth strategy. Our ability to do so depends on a number of factors such as general rates of employment, competitive demands for employees having the skills we need and the level of compensation required to hire and retain qualified employees. In addition, we cannot be certain that our labor expenses will not increase as a result of shortages in the supply of these skilled personnel. As a result, our ability to maintain our productivity and profitability may be affected if we are unable to hire qualified employees and manage labor costs to retain employees.

Higher fuel prices may increase our cost of doing business, and we may not be able to pass along added costs to customers.  Fuel prices fluctuate based on events outside of our control. Most of our contracts do not allow us to adjust our pricing for higher fuel costs during the contract term. In addition, we may be unable to secure price increases when renewing or bidding contracts to compensate us for rising costs. As a result, higher fuel costs may negatively impact our financial condition and results of operations.

Our results of operations fluctuate seasonally.  Our revenues are affected by seasonality since a significant portion of the work we perform is outdoors. Consequently, our operations are impacted by extended periods of inclement weather. Generally, inclement weather is more likely to occur during the winter season, which falls during our second and third fiscal quarters. Also, a disproportionate percentage of total paid holidays fall within our second quarter, which decreases the number of available workdays. Additionally, our customer premise equipment installation activities for cable providers historically decrease around calendar year end holidays as their customers generally require less activity during this period. As a result of these factors we may experience reduced revenues in the second and third fiscal quarters of each year.

We may be unable to generate internal growth.  Our internal growth may be affected by, among other factors, our ability to offer valuable services to existing customers, attract new customers, and hire and retain qualified employees or subcontractors. Many of the factors affecting our ability to generate internal growth may be beyond our control, such as the capital budgets of our customers and the availability of qualified employees. We may not be able to achieve internal growth, expand our operations or grow our business.

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

Unanticipated changes in our tax rates or exposure to additional income and other tax liabilities could affect our profitability.  We are subject to income taxes in many different jurisdictions of the United States and Canada and certain of our tax liabilities are subject to the apportionment of income to different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings in locations with differing tax rates, the valuation of deferred tax assets and liabilities, or tax laws. In particular, the carrying value of deferred tax assets is dependent on our ability to generate future taxable income. An increase to our effective tax rate could reduce our profitability. In addition, the amount of income and other taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.

Our senior subordinated notes and revolving credit facility impose restrictions on us which may prevent us from engaging in transactions of benefit.  At July 26, 2008, we had $150 million in senior subordinated notes outstanding due October 2015. The notes were issued under an indenture dated as of October 11, 2005. The indenture governing the notes contains covenants that restrict our ability to: make certain payments, including the payment of dividends; redeem or repurchase capital stock; incur additional indebtedness and issue preferred stock; make investments; create liens; enter into sale and leaseback transactions; merge or consolidate with another entity; sell assets; and enter into transactions with affiliates. In addition, our credit agreement requires us to: (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.0 as measured at the end of each fiscal quarter; (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter; and (iii) maintain consolidated tangible net worth as calculated at the end of each fiscal quarter, of not less than $50 million plus 50% of consolidated net income (if positive) from September 8, 2005 to the date of computation plus 75% of the equity issuances made from September 8, 2005 to the date of computation (other than equity issuances made after November 16, 2007 pursuant to employee stock option programs in an amount not to exceed $20 million during the term of the credit agreement). A default under our credit agreement or the indenture could result in the acceleration of our obligations under either or both of those agreements as a result of cross acceleration and cross default provisions. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.

Many of our telecommunications customers are highly regulated and the addition of new regulations or changes to existing regulations may adversely impact their demand for our specialty contracting services and the profitability of those services.  Many of our telecommunications customers are regulated by the Federal Communications Commission (“FCC”). The FCC may alter the application of its regulations to telecommunication companies from the way such regulations are currently applied and may further impose additional regulations. If existing or new regulations have an adverse affect on our telecommunications customers and adversely impact the profitability of the services they provide, our customers may reduce expenditures for the specialty contracting services we provide.

We may incur liabilities or suffer negative financial impacts relating to occupational health and safety matters.  Our operations are subject to stringent laws and regulations governing workplace safety. Our workers frequently operate heavy machinery and work with high voltage lines. As such, they are subject to potential injury to themselves or others in the vicinity of work being performed. If any of our workers or any other persons are injured or killed in the course of our operations, we could be found to have violated relevant safety regulations, which could result in a fine or, in extreme cases, criminal sanction. In addition, if our safety record were to substantially deteriorate over time, customers could decide to cancel our contracts and or not award us future business.

Our failure to comply with environmental laws could result in significant liabilities.  Our operations consist, in part, of work performed underground. As a result, we are potentially subject to material liabilities related to encountering underground objects which may cause the release of hazardous materials or substances. The environmental laws and regulations that relate to our business include those regarding the removal and remediation of hazardous substances and waste. These laws and regulations can impose significant fines and criminal sanctions for violations. Costs associated with the discharge of hazardous materials or substances may include clean-up costs and related damages or liabilities. These costs could be significant and could adversely affect our results of operations and cash flows.

In addition, new laws and regulations, changed enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could harm our financial condition and results of operations.

We may not have access in the future to sufficient funding to finance desired growth.  Using cash for acquisitions may limit our financial flexibility and make us more likely to seek additional capital through future debt or equity financings. Our existing debt agreements contain significant restrictions on our operational and financial flexibility, including our ability to incur additional debt, and if we seek more debt we may be required to agree to additional covenants that limit our operational and financial flexibility. If we seek additional debt or equity financings, we cannot be certain that additional debt or equity will be available to us on terms acceptable to us or at all.

Our capital expenditures may fluctuate as a result of changes in business requirements.  Our anticipated capital expenditure requirements may vary from time to time as a result of changes in our business requirements. An increase in capital expenditures will use cash flow and may increase our borrowing costs if cash for capital expenditures is not available from operations.

Anti-takeover provisions of Florida law, provisions in our articles of incorporation and bylaws and our shareholder rights plan could make it more difficult to effect an acquisition of our company or a change in our control.  Certain provisions of our articles of incorporation and bylaws could delay or prevent an acquisition or change in control and the replacement of our incumbent directors and management. For example, our board of directors is divided into three classes. At any annual meeting of our shareholders, our shareholders only have the right to appoint approximately one-third of the directors on our board of directors. In addition, our articles of incorporation authorize our board of directors, without further shareholder approval, to issue up to 1,000,000 shares of preferred stock on such terms and with such rights as our board of directors may determine. The issuance of preferred stock could dilute the voting power of the holders of common stock, including by the grant of voting control to others. Our bylaws also restrict the right of stockholders to call a special meeting of stockholders. We have also adopted a shareholder rights plan, which may make it more difficult to effect a change in control. Lastly, we are subject to certain anti-takeover provisions of the Florida Business Corporation Act. These anti-takeover provisions could discourage or prevent a change in control, even if such change would be beneficial to stockholders. This could adversely affect the market price of our common stock.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties

We lease our executive offices located in Palm Beach Gardens, Florida. Our subsidiaries operate from owned or leased administrative offices, district field offices, equipment yards, shop facilities, and temporary storage locations throughout the United States and Canada. Our leased properties operate under both non-cancelable and cancelable leases. We believe that our facilities are adequate for our current operations and additional facilities would be available if necessary.

Item 3.	Legal Proceedings

During fiscal 2007, the Company was contacted by counsel representing current and former employees alleging violations of the Fair Labor Standards Act and state wage and hour laws at our UtiliQuest, LLC, S.T.S., LLC and Locating, Inc. subsidiaries. The claims included periods dating primarily from September 2003 through January 31, 2007 and covered a number of states where these subsidiaries conducted business. During the second quarter of fiscal 2008, these subsidiaries reached an agreement to settle these claims through a structured mediation process. While the subsidiaries deny allegations underlying the dispute, they have agreed to the mediated settlement to avoid additional legal fees, the uncertainty of a jury trial and the management time and effort that would have been devoted to litigation. The time period for plaintiffs to opt-in to the class lapsed in July 2008. Excluding our legal expenses, approximately $8.2 million was incurred pursuant to the settlement during fiscal 2008.

In December 2006, two former employees of Apex Digital, LLC (“Apex”), a wholly-owned subsidiary that was discontinued during the second quarter of fiscal 2007, commenced a lawsuit against the subsidiary in Illinois State Court. The lawsuit alleged that Apex violated certain minimum wage laws under the Fair Labor Standards Act and related state laws by failing to comply with applicable minimum wage and overtime pay requirements. The plaintiffs sought damages and costs. They also sought to certify, and eventually notify, a class consisting of former employees who, since December 2003, have worked for Apex. On January 30, 2007 the case was removed to the United States District Court for the Northern District of Illinois. In July 2007, plaintiffs amended the complaint to include Dycom as a defendant. In June 2008, the defendants reached an agreement to settle these claims through a structured mediation process. While Apex denies allegations underlying the dispute, it agreed to the mediated settlement to avoid additional legal fees, the uncertainty of a jury trial and the management time and effort that would have been devoted to litigation. The settlement is subject to court approval. During the fourth quarter of fiscal 2008, Apex incurred a charge of approximately $1.2 million which represents management’s best estimate of the amount to be paid pursuant to the settlement. Actual payments could differ from our estimate.

From time to time, the Company and its subsidiaries are also party to various other claims and legal proceedings. Additionally, as part of our insurance program, we retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. For these claims, the effect of our financial statements is generally limited to the amount of our insurance deductible or insurance retention. It is the opinion of management, based on information available at this time, that none of such other pending claims or proceedings will have a material effect on our consolidated financial statements.

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

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low

First Quarter	$32.36	$23.60	$24.14	$16.74
Second Quarter	$29.54	$23.20	$24.87	$20.00
Third Quarter	$23.94	$11.16	$27.67	$21.86
Fourth Quarter	$17.68	$12.67	$31.62	$25.91

As of August 29, 2008, there were approximately 597 holders of record of our $0.33 1 / 3 par value per share common stock. The common stock closed at a high of $18.12 and a low of $15.07 during the period July 27, 2008 through August 29, 2008.

Issuer Purchases of Equity Securities During the Fourth Quarter of Fiscal 2008

The following table summarizes the Company’s purchases of its common stock during the three months ended July 26, 2008:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased	Per Share	Programs	the Plan or Programs

May 25, 2008 — June 28, 2008	467,600	$16.88	467,600	(a	)
June 29, 2008 — July 26, 2008	209,700	$15.13	209,700	(a	)

(a)	On August 28, 2007, the Company’s Board of Directors authorized the repurchase of up to $15 million of its common stock over an eighteen month period in open market or private transactions. The repurchase authorization was increased to $30 million in May 2008 and on August 26, 2008 was increased to $45 million. The Company has remaining authorization of $19.8 million for repurchases through February 26, 2010.

Performance Graph

The performance graph below compares the cumulative total returns for our common stock against the cumulative total return (including reinvestment of dividends) of the Standard & Poor’s (S&P) 500 Composite Stock Index and a peer group index for the last five fiscal years, assuming an investment of $100 in our common stock and each of the respective indices noted on July 31, 2003. For comparing total returns on our common stock, a peer group consisting of MasTec, Inc. and Quanta Services, Inc. has been used. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance on our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Dycom Industries, Inc., The S&P 500 Index
And A Peer Group

* $100 invested on 7/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending July 31.

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

The following table sets forth certain selected financial data for the fiscal years ended July 26, 2008, July 28, 2007, July 29, 2006, July 30, 2005, and July 31, 2004. We use a fiscal year ending on the last Saturday in July. Fiscal 2008, 2007, 2006, and 2005, consisted of 52 weeks. Fiscal 2004 consisted of 53 weeks. Fiscal 2009 will consist of 52 weeks.

Amounts set forth in our selected financial data include the results and balances of acquired companies from their respective date of acquisition. You should read this data in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

	Fiscal Year
	2008(1)	2007(2)	2006(3),(6)	2005(4),(7)	2004(5)
	(In thousands, except per share amounts)

Operating Data:
Revenues	$1,229,956	$1,137,812	$994,973	$958,010	$842,339
Income from continuing operations	$24,404	$42,202	$18,040	$22,604	$55,981
Net income	$21,678	$41,884	$18,180	$23,871	$58,462
Earnings Per Common Share From Continuing Operations:
Basic	$0.60	$1.04	$0.43	$0.46	$1.16
Diluted	$0.60	$1.04	$0.43	$0.46	$1.15
Earnings Per Common Share:
Basic	$0.54	$1.04	$0.43	$0.49	$1.21
Diluted	$0.53	$1.03	$0.43	$0.49	$1.20
Balance Sheet Data (at end of period):
Total assets	$789,036	$789,764	$690,015	$696,709	$651,835
Long-term liabilities(8)	$213,479	$217,881	$188,766	$28,187	$30,396
Stockholders’ equity(8),(9)	$444,093	$444,631	$389,455	$549,810	$518,961

(1)	During fiscal 2008 we incurred charges of approximately $8.2 million for amounts expected to be paid to current and former employees of our UtiliQuest, LLC, S.T.S., LLC and Locating, Inc. subsidiaries in connection with the settlement of litigation and charges of approximately $1.2 million in discontinued operations for the settlement of litigation at our Apex Digital, LLC subsidiary (see Note 19 and 2, respectively, in Notes to Consolidated Financial Statements). Fiscal 2008 results also include goodwill impairment charges of $5.9 million and $3.8 million related to our Stevens Communications reporting unit and our Nichols Construction reporting unit, respectively, as a result of our annual SFAS No. 142, “Goodwill and Other Intangible Assets” valuation of reporting units (see Note 8 in Notes to Consolidated Financial Statements).

(2)	Includes the results of Cable Express Holding Company (acquired September 2006) and certain operations of Cavo Communications, Inc. (acquired March 2007) since their acquisition dates.

(3)	Includes the results of Prince Telecom Holdings, Inc. (acquired December 2005) since its acquisition date.

(4)	Includes the results of RJE Telecom, Inc. (acquired September 2004) since its acquisition date.

(5)	Includes the results of UtiliQuest Holdings, Corp. (acquired December 2003) and First South Utility Construction, Inc. (acquired November 2003) since their respective acquisition dates.

(6)	During fiscal 2006, we incurred a goodwill impairment charge of $14.8 million related to our Can-Am Communications, Inc. reporting unit, as the result of an interim impairment test conducted in accordance with SFAS No. 142 (see Note 8 in Notes to Consolidated Financial Statements).

(7)	During fiscal 2005, we incurred a goodwill impairment charge of $29.0 million related to our White Mountain Cable Construction, LLC reporting unit, as a result of our annual SFAS No. 142 valuation of reporting units.

(8)	In October 2005, we issued $150.0 million principal amount of 8.125% senior subordinated notes (“Notes”). The aggregate proceeds of the issuance of the Notes, together with $33.0 million of borrowings under our

$300 million credit facility and cash on hand, were used to repurchase 8.76 million shares of our common stock pursuant to a “dutch auction” tender offer at a purchase price of $21.00 per share. The shares were subsequently cancelled.

(9)	The Company repurchased through open market purchases 1,693,500 shares for $25.2 million in fiscal 2008 at an average price of $14.83 per share. The shares were subsequently cancelled.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto, as well as the Business and Risk Factors section of this Annual Report on Form 10-K.

Overview

We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. Additionally, we provide services on a limited basis in Canada. For the fiscal year ended July 26, 2008, revenue by type from telecommunications, underground facility locating, and electric utilities and other customers, was approximately 76.2%, 17.7%, and 6.1%, respectively.

We conduct operations through our subsidiaries. Our revenues may fluctuate as a result of changes in the capital expenditure and maintenance budgets of our customers, as well as changes in the general level of construction activity. The capital expenditures and maintenance budgets of our telecommunications customers may be impacted by consumer demands on telecommunication providers, the introduction of new communication technologies, the physical maintenance needs of their infrastructure, the actions of the Federal Communications Commission, and general economic conditions.

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

The following table summarizes our revenues from long-term contracts, including multi-year master service agreements, as a percentage of contract revenues from continuing operations:

	Fiscal Year End
	July 26,	July 28,	July 29,
	2008	2007	2006

Multi-year master service agreements	70.3%	72.8%	63.3%
Other long-term contracts	17.9%	12.1%	17.0%

Total long-term contracts	88.2%	84.9%	80.3%

The percentage of revenue from long term contracts varies based on the mix of work performed during each period. Fiscal 2006 included revenue for services pursuant to short-term contracts related to the hurricanes that impacted the Southeastern United States.

A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from customers contributing at least 2.5% of our total revenue from continuing operations in any of fiscal 2008, 2007, or 2006:

	Fiscal Year Ended
	July 26,	July 28,	July 29,
	2008	2007	2006

AT&T*	18.9%	19.2%	22.8%
Verizon	18.4%	17.9%	19.1%
Comcast	11.9%	11.6%	8.6%
Time Warner Cable	8.8%	7.5%	1.4%
Embarq	6.1%	6.9%	8.1%
Charter	5.3%	4.4%	4.9%
Qwest	3.2%	2.9%	3.2%
Windstream	2.3%	2.8%	3.1%
Questar Gas	1.7%	2.8%	1.4%

*	For comparison purposes, BellSouth and AT&T revenues have been combined for periods prior to their December 2006 merger.

Cost of earned revenues includes all direct costs of providing services under our contracts, including amounts for construction personnel, subcontractors, operation of capital equipment (excluding depreciation and amortization), and insurance claims and related costs. In addition, cost of earned revenue includes amounts related to the settlement of the legal matter described below related to our UtiliQuest, LLC, S.T.S., LLC and Locating, Inc. subsidiaries. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools, and equipment necessary to perform installation and maintenance services. Materials supplied by our customers, for which the customer retains the financial and performance risk, are not included in our revenue or costs of sales. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our underground facility locating services. A change in claims experience or actuarial assumptions related to these risks could materially affect our results of operations.

General and administrative costs include all of our costs at the corporate level, as well as costs of our subsidiaries’ management personnel and administrative overhead. These costs primarily consist of employee compensation and related expenses, including stock-based compensation, legal and professional fees, provision or recoveries of bad debt expense, and other costs that are not directly related to the provision of services under customer contracts. Our senior management, including the senior managers of our subsidiaries, perform substantially all of our sales and marketing functions as part of their management responsibilities and, accordingly, we have not incurred material sales and marketing expenses.

During fiscal 2007, we were was contacted by counsel representing current and former employees alleging violations of the Fair Labor Standards Act and state wage and hour laws at our UtiliQuest, LLC, S.T.S., LLC and Locating, Inc. subsidiaries. The claims included periods dating primarily from September 2003 through January 31, 2007 and covered a number of states where these subsidiaries conducted business. During the second quarter of fiscal 2008, these subsidiaries reached an agreement to settle these claims through a structured mediation process. While the subsidiaries deny the allegations underlying the dispute, they have agreed to the mediated settlement to avoid additional legal fees, the uncertainty of a jury trial and the management time and effort that would have been devoted to litigation. The time period for plaintiffs to opt-in to the class lapsed in July 2008. Excluding legal expenses, we incurred approximately $8.2 million related to the settlement of this matter in costs of earned revenues during fiscal 2008.

In December 2006, two former employees of Apex Digital, LLC (“Apex”), a wholly-owned subsidiary that was discontinued during the second quarter of fiscal 2007, commenced a lawsuit against the subsidiary in Illinois State Court. The lawsuit alleged that Apex violated certain minimum wage laws under the Fair Labor Standards Act and related state laws by failing to comply with applicable minimum wage and overtime pay requirements. The plaintiffs sought damages and costs. They also sought to certify, and eventually notify, a class consisting of former employees who, since December 2003, have worked for Apex. On January 30, 2007 the case was removed to the United States District Court for the Northern District of Illinois. In July 2007, plaintiffs amended the complaint to include Dycom as a defendant. In June 2008, the defendants reached an agreement to settle these claims through a structured mediation process. While Apex denies allegations underlying the dispute, it agreed to the mediated settlement to avoid additional legal fees, the uncertainty of a jury trial and the management time and effort that would have been devoted to litigation. The settlement is subject to court approval. During the fourth quarter of fiscal 2008, Apex incurred a charge of approximately $1.2 million which represents management’s best estimate of the amount to be paid pursuant to the settlement. Actual payments could differ from our estimate.

From time to time, the Company and its subsidiaries are also party to various other claims and legal proceedings. Additionally, as part of our insurance program, we retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. For these claims, the effect of our financial statements is generally limited to the amount of our insurance deductible or insurance retention. It is the opinion of our management, based on information available at this time, that none of such other pending claims or proceedings will have a material effect on our consolidated financial statements.

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

In September 2006, we acquired the outstanding common stock of Cable Express Holding Company (“Cable Express”) for a purchase price of approximately $55.2 million, including transaction fees, and assumed $9.2 million in capital lease obligations. During December 2005, we acquired the outstanding common stock of Prince Telecom Holdings, Inc. (“Prince”) for a purchase price of approximately $65.4 million, including transaction fees. Cable Express and Prince provide specialty contracting services for leading cable multiple system operators. These services include the installation and maintenance of customer premise equipment, including set top boxes and cable modems.

In January 2007, we acquired certain assets of a cable television operator for approximately $1.1 million. In March 2007, we acquired certain assets of Cavo Communications, Inc. (“Cavo”) for $5.5 million and assumed $0.9 million in capital lease obligations and certain other liabilities. Cavo provides specialty contracting services for leading cable multiple system operators. Neither of these two acquisitions was material to our revenue, results of operations or financial position.

Discontinued Operations

During fiscal 2007, Apex, a wholly-owned subsidiary, notified its primary customer of its intention to cease performing installation services in accordance with its contractual rights. Effective December 2006, this customer, a satellite broadcast provider, transitioned its installation service requirements to others and Apex ceased providing these services. As a result, we have discontinued the operations of Apex and presented its results separately in the accompanying consolidated financial statements for all periods presented. We do not expect the cessation of these installation services to have any material effect on our consolidated financial position or results of operations. See the discussion under “Overview” above regarding current legal proceedings at Apex.

Outlook

The telecommunications industry has undergone and continues to undergo significant changes due to governmental deregulation, advances in technology, increased competition as the telephone and cable industries converge, and growing consumer demand for enhanced and bundled services. As a result of these factors, the networks of our customers increasingly face demands for more capacity and greater reliability. Telecommunications providers continue to outsource a significant portion of their engineering, construction and maintenance requirements in order to reduce their investment in capital equipment, provide flexibility in workforce sizing, expand product offerings without large increases in incremental hiring and focus on those competencies they consider core to their business success. These factors drive the needs of customers for the services we provide.

Telecommunications network operators are increasingly relying on the deployment of fiber optic cable technology deeper into their networks and closer to consumers in order to respond to demands for capacity, reliability, and product bundles of voice, video, and high speed data services. Fiber deployments have enabled an increasing number of cable companies to offer voice services in addition to their traditional video and data services. These voice services require the installation of customer premise equipment and at times the upgrade of in-home wiring. Additionally, fiber deployments are also facilitating the provisioning of video services by local telephone companies in addition to their traditional voice and high speed data services. During 2004 and 2005, several large telephone companies announced fiber-to-the-premise and fiber-to-the-node initiatives as a means to begin to compete actively with cable operators. These initiatives have continued through fiscal 2008 and are expected to continue through fiscal 2009, resulting in demand for the type of services we provide. In addition, our cable customers are expected to spend capital to deliver further high definition video capabilities and to deploy customer premise equipment to facilitate the transition to digital television during 2009.

We also provide underground facility locating services to a variety of utility companies, including telecommunication providers. Underground excavation is involved in a substantial portion of overall economic activity, including the construction and maintenance of telephone, cable television, power and gas utility networks, the construction and maintenance of roads and highways as well as the construction of new and existing commercial and residential projects. Utility line locating is required prior to underground excavation. The trend for outsourcing this requirement, along with the pace of overall economic activity, primarily influences the demand for utility line locating services.

We believe that our customers’ spending will continue to be impacted by U.S. economic conditions, including the downturn in the housing market. During the second quarter of fiscal 2008, our results were impacted by a decline in customer spending which occurred in January. This decline was the result of a noticeable softening in the intensity with which a broad range of customers executed near-term spending plans. It was evident in the delayed approval of calendar 2008 budgets by certain customers, the pace with which approved budgets were executed during January 2008, overall volumes of available work, and in certain instances, customer-specific delays. Due to the pace of January’s revenue decline in relation to our scheduled workforce level, gross margin was negatively affected. These conditions generally improved during the second half of fiscal 2008. However, we believe a slow growth environment will continue into fiscal 2009. Additionally, generally higher fuel costs are expected to continue to have an adverse impact on our operating results during fiscal 2009.

We continue to manage the areas of the business that we can control. These areas include, but are not limited to, deploying appropriate workforce levels and supervisory employees, practicing sound safety procedures, managing fuel consumption levels and maintaining the investment in our fleet of vehicles and equipment to support current and future business opportunities.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for costs and estimated earnings in excess of billings, allowance for doubtful accounts, accrued insurance claims, valuation of goodwill and intangible assets, asset lives used in computing depreciation and amortization, amortization of intangible assets, and accounting for performance-based stock awards, income taxes and contingencies, including legal matters. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ materially from these estimates.

We have identified the accounting policies below as critical to the accounting for our business operations and the understanding of our results of operations because they involve making significant judgments and estimates that are used in the preparation of our consolidated financial statements. The impact of these policies affect our reported and expected financial results and are discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. We have discussed the development, selection and application of our critical accounting policies with the Audit Committee of our Board of Directors, and our audit committee has reviewed the disclosure relating to our critical accounting policies in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Accrued Insurance Claims.  We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our underground facility locating services. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as accrued insurance claims. As of July 26, 2008, the liability for accrued claims and related accrued processing costs was $67.0 million compared to $60.0 million at July 28, 2007. Based on past experience, we expect $29.8 million of the amount accrued at July 26,

2008 to be paid within the next 12 months. We estimate the liability for claims based on facts, circumstances and historical evidence. When loss reserves are recorded they are not discounted, even though they will not be paid until some time in the future. Factors affecting the determination of the expected cost for existing and incurred but not reported claims include, but are not limited to, the frequency of future claims, the payment pattern of claims which have been incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations. The increase in accrued insurance claims at July 26, 2008 was primarily due to increased operating levels and the timing of claims payments.

The following table summarizes our primary insurance coverage and annual retention amounts as of July 26, 2008 which are applicable in all of the states in which we operate, except with respect to workers’ compensation insurance in three states in which we participate in a state fund (dollars in thousands):

Loss Retention — Per Occurrence:
Workers’ compensation liability claims	$1,000
Automobile liability claims	$1,000	(a)
General liability claims, except UtiliQuest, LLC	$250	(a)
General liability claims for UtiliQuest, LLC	$2,000	(a)
Employee health plan claims (per participant per annum)	$250
Stop Loss and Umbrella Coverage(a):
Aggregate stop loss coverage for workers’ compensation, automobile and general liability claims	$55,000	(b)
Umbrella liability coverage for automobile, general liability, and employer’s liability claims	$95,000

(a)	We retain the risk of loss for automobile liability and general liability between $2.0 million and $5.0 million on a per occurrence basis in excess of the retention amount stated in the table, subject to an aggregate stop loss of $10.0 million for this layer.

(b)	Aggregate stop loss coverage for workers’ compensation automobile and general liability claims was $38,800 for fiscal 2007.

The estimate for accrued insurance claims is subject to uncertainty. If actual results significantly differ from estimates used to calculate the liability, our financial condition, results of operations, and cash flows could be materially impacted.

Goodwill and Intangible Assets — As of July 26, 2008, we had $240.1 million of goodwill, $4.7 million of indefinite-lived intangible assets and $58.2 million of finite-lived intangible assets, net of accumulated amortization. As of July 28, 2007, we had $250.8 million of goodwill, $4.7 million of indefinite-lived intangible assets and $65.4 million of finite-lived intangible assets, net of accumulated amortization. During fiscal 2008 goodwill was reduced by approximately $9.7 million for the impairment charge described below. Goodwill also decreased by approximately $0.5 million as a result of the receipt of escrowed funds for indemnification of claims related to the Cable Express acquisition and by approximately $0.5 million related to the application of Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).

We account for goodwill in accordance with SFAS No. 142. Our reporting units and related indefinite-lived intangible asset are tested annually during the fourth fiscal quarter of each year in order to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of the reporting unit’s goodwill or indefinite-lived intangible assets may be impaired and written down. Goodwill and indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value below the carrying value. If we determine the fair value of the goodwill or other identifiable intangible asset is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations.

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

Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors which reflect the cyclical nature of our business, the high level of competition existing within our industry, the concentration of our revenues within a limited number of customers and the level of overall economic activity. Individual reporting units may be relatively more impacted by these factors than the Company as a whole. Specifically during times of economic slowdown, our customers may reduce their capital expenditures and defer or cancel pending projects. As a result, demand for the services of one or more of the reporting units could decline during periods of economic downturns which could adversely affect our operations, cash flows and liquidity.

As a result of our fiscal 2008 annual impairment analysis, we determined that the goodwill of our Stevens Communications (“Stevens”) reporting unit and Nichols Construction (“Nichols”) reporting unit were impaired and consequently recognized goodwill impairment charges of approximately $5.9 and $3.8 million, respectively, during the fourth quarter of fiscal 2008. This determination was primarily the result of a change in management’s expectations of long-term cash flows from customers of Stevens and Nichols. As disclosed in our previous filings with the Securities and Exchange Commission, each of these reporting units has a concentration of revenues from a limited number of customers. Changes in anticipated demand had an adverse impact on the expected future cash flows of the reporting units used in the annual impairment analysis performed during the fourth quarter of fiscal 2008. The reduction in demand is the result of the customers’ decisions regarding the allocation of their capital spending away from work management anticipated would be performed by these reporting units. In performing the SFAS No. 142 impairment assessment, management determined that this shift in demand was more than temporary, consequently impacting the expected cash flows over the seven year period used in our goodwill analysis. Stevens and Nichols have remaining goodwill of $2.4 and $2.0 million, respectively, subsequent to the impairment. Excluding the goodwill impairment charge, the results of the Stevens and Nichols reporting units have not been material to our consolidated results. This change in anticipated demand levels did not have an adverse impact on our other subsidiaries.

During the third quarter of fiscal 2006, we recognized a goodwill impairment charge of approximately $14.8 million related to our Can Am Communications (“Can Am”) reporting unit. Although Can Am provides services to significant customers, it had underperformed compared to previous expectations due to its inability to achieve projected revenue growth and operational inefficiencies at the level of work performed. Management determined that these factors increased the uncertainty surrounding future levels of revenue expected from Can Am. We changed the senior management at Can Am during the later part of fiscal 2006, integrating certain of its operations with another subsidiary, in order to improve operational efficiency. The combination of the above factors had the effect of reducing the expected future cash flows of the Can Am reporting unit and are circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Accordingly, we performed an interim goodwill impairment test as of April 29, 2006. As a result of the impairment analysis, management determined that the estimated fair value of the reporting unit was less than its carrying value and, consequently, a goodwill impairment charge was recognized to write off Can Am’s goodwill.

The estimate of fair value of each of our reporting units is based on our projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business and operational strategies. The valuations employ a combination of present value techniques to measure fair value and consider market factors. The key assumptions used to determine the fair value of our reporting units during the fiscal 2008 and 2007 annual impairment test were: (a) expected cash flow for periods of seven years; (b) terminal values based upon terminal growth rate of between 2.0% and 4.0%; and (c) a discount rate of 12.0% which was based on our best estimate during the period of the weighted average cost of capital adjusted for risks associated with the reporting units. The key assumptions used to determine the fair value of our reporting units during the fiscal 2006 impairment tests, including the Can Am impairment test, were: (a) expected cash flow periods of seven years; (b) terminal values based upon terminal growth rate of between 2.0% and 4.0%; and (c) a discount rate of 13.0% which was based on our best estimate during the period of the weighted average cost of capital adjusted for risks associated with the reporting units. Management believes the rates used are consistent with the risks inherent in our business model and with industry discount rates. Changes in our judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in an impairment of goodwill. A change in the discount rate used would have had an impact on the amount of goodwill impairment charges recorded. For example, a 1% change in the discount rate would have caused an increase or decrease in our goodwill impairment charge in fiscal 2008 by approximately $0.8 million.

During our fiscal 2008 goodwill impairment test, the estimated fair value of our UtiliQuest reporting unit exceeded its carrying value by a margin of approximately 25%. The goodwill balances of this reporting unit may have an increased likelihood of impairment if a sustained downturn in customer demand were to occur, or if the reporting unit were not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in changes to other valuation assumptions. The UtiliQuest reporting unit, with a goodwill balance of $73.9 million, provides services to a broad range of customers including utilities and telecommunication providers in over 20 states throughout the United States. These services are required prior to underground excavation and are influenced by overall economic activity, including construction activity. Demand for these services could decline during periods of economic downturn which could adversely affect the operations and cashflows of the reporting unit. Additionally, the UtiliQuest reporting unit was impacted by a charge for the litigation described under “Overview” above during fiscal 2008 and by increased professional fees related to this matter.

As of July 26, 2008, we believe the carrying value of our goodwill and other indefinite-lived intangible asset is recoverable for all of the reporting units; however, there can be no assurances that they will not be impaired in future periods. Certain of our reporting units also have other intangible assets including tradenames and customer relationship intangibles. As of July 26, 2008, management believes that the carrying amounts of the intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets may become impaired.

Stock-Based Compensation.  Our stock-based award programs are intended to attract, retain and reward talented employees, officers and directors, and to align stockholder and employee interests. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which amended SFAS No. 123. SFAS No. 123(R) requires that share-based awards granted to employees be fair valued on the date of grant, with limited exceptions, and the related expense recognized over the requisite service period, which is generally the vesting period of the award. SFAS No. 123(R) became effective for us on July 31, 2005, the first day of fiscal 2006. Prior to fiscal 2006, we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) which required recognition of compensation expense using the intrinsic value method, whereby compensation expense was determined as the excess of the market value of the underlying stock over the exercise price of the option at the measurement date.

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

Income Taxes.  We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. In June 2006, the FASB issued FIN 48 which prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In May 2007, the FASB issued FASB Staff Position (“FSP”) No. 48-1, “Definition of Settlement in FASB Interpretation No. 48.” This FSP amends FIN 48 to provide guidance that a Company may recognize a previously unrecognized tax benefit if the tax position is effectively (as opposed to “ultimately”) settled through examination, negotiation, or litigation. We adopted the provisions of FIN 48 on July 29, 2007, the first day of fiscal 2008. See Note 12 to the Notes to Consolidated Financial Statements for further discussion regarding the adoption of the Interpretation.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management analyzes the collectability of accounts receivable balances on a regular basis. This analysis considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of our future provision for doubtful accounts. We record an increase in the allowance for doubtful accounts when it is probable that a receivable is not collectable and the loss can be reasonably estimated. We believe that none of our significant customers are experiencing significant financial difficulty as of July 26, 2008. Any increase in the allowance account has a corresponding negative effect on our results of operations.

Contingencies and Litigation.  In the ordinary course of our business, we are involved in certain legal proceedings. SFAS No. 5, “Accounting for Contingencies,” requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued we evaluate, among other factors, the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. If only a range of probable loss can be determined, we accrue for our best estimate within the range for the contingency. In those cases where none of the estimates within the range is better than another, we accrue for the amount representing the low end of the range in accordance with SFAS No. 5. As additional information becomes available, we reassess the potential liability related to our pending contingencies and litigation and revise our estimates. Revisions of our estimates of the potential liability could materially impact our results of operations. Additionally, if the final outcome of such litigation and contingencies differs adversely from that currently expected, it would result in a charge to earnings when determined.

Results of Operations

The following table sets forth, as a percentage of revenues earned, our consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	Fiscal Year Ended
	July 26, 2008		July 28, 2007		July 29, 2006
	(Dollars in millions)

Revenues	$1,230.0	100.0%	$1,137.8	100.0%	$995.0	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	1,011.2	82.2	915.3	80.4	811.2	81.5
General and administrative	98.9	8.0	90.1	7.9	78.5	7.9
Depreciation and amortization	67.3	5.5	57.8	5.1	46.5	4.7
Goodwill impairment charge	9.7	0.8	—	—	14.8	1.5

Total	1,187.1	96.5	1,063.1	93.4	951.0	95.6

Interest income	0.7	0.1	1.0	0.1	1.9	0.2
Interest expense	(13.1)	(1.1)	(14.8)	(1.3)	(12.0)	(1.2)
Other income, net	7.2	0.6	8.6	0.8	6.3	0.6

Income from continuing operations before income taxes	37.6	3.1	69.5	6.1	40.2	4.0
Provision for income taxes	13.2	1.1	27.3	2.4	22.2	2.2

Income from continuing operations	24.4	2.0	42.2	3.7	18.0	1.8
Income (loss) from discontinued operations, net of tax	(2.7)	(0.2)	(0.3)	—	0.1	—

Net income	$21.7	1.8%	$41.9	3.7%	$18.2	1.8%

Year Ended July 26, 2008 Compared to Year Ended July 28, 2007

Revenues.  The following table presents information regarding total revenues by type of customer for the fiscal years ended July 26, 2008 and July 28, 2007:

	Fiscal Year Ended
	July 26, 2008		July 28, 2007			%
	Revenue	% of Total	Revenue	% of Total	Increase	Increase
	(Dollars in millions)

Telecommunications	$937.0	76.2%	$849.9	74.7%	$87.1	10.2%
Undergroung facility locating	217.6	17.7%	214.7	18.9%	2.9	1.4%
Electric utilities and other customers	75.3	6.1%	73.3	6.4%	2.0	2.8%

Total contract revenues	$1,230.0	100.0%	$1,137.8	100.0%	$92.2	8.1%

Revenues increased $92.2 million, or 8.1%, in fiscal 2008 as compared to fiscal 2007. Of this increase, $87.1 million was a result of an increase in specialty contracting services provided to telecommunications customers, $2.9 million was due to an increase in underground facility locating services revenues, and $2.0 million was due to increased revenues from construction and maintenance services provided to electric utilities and other customers.

During fiscal 2008 and 2007, telecommunications customer revenue included $101.9 million and $79.0 million, respectively, from services performed by companies we acquired during fiscal 2007. The following table presents revenue by type of customer excluding the amounts attributed to companies and businesses acquired during fiscal 2007:

	Fiscal Year Ended
	July 26,	July 28,		%
	2008	2007	Increase	Increase
	(Dollars in millions)

Telecommunications	$835.1	$770.9	$64.2	8.3%
Underground facility locating	217.6	214.7	2.9	1.4%
Electric utilities and other customers	75.3	73.3	2.0	2.8%

	1,128.1	1,058.8	69.3	6.5%
Revenues from business acquired in fiscal 2007	101.9	79.0	22.9	*

Total contract revenues	$1,230.0	$1,137.8	$92.2	8.1%

*	Information not meaningful

Excluding revenue from businesses acquired during fiscal 2007, revenues from specialty construction services provided to telecommunications customers were $835.1 million for fiscal 2008, compared to $770.9 million for fiscal year 2007, an increase of 8.3%. This increase resulted from additional revenue from certain significant customers including $28.7 million for installation, maintenance and construction services provided to three cable multiple system operators, $20.0 million in additional revenue from a customer engaged in a multi-year fiber deployment project and $13.4 million related to two telephone customers maintaining and upgrading their networks. Other customers contributed net increases in revenue of $8.0 million during fiscal 2008. Offsetting these increases, were decreases in revenue of $5.9 million from two significant telephone customers.

Total revenues from underground facility locating for fiscal 2008 were $217.6 million compared to $214.7 million for fiscal 2007, an increase of 1.4%. The increase was primarily the result of additional work for a telephone customer related to a contract that began during the third quarter of fiscal 2007.

Our total revenues from electric utilities and other construction and maintenance services increased $2.0 million, or 2.8%, in fiscal 2008 as compared to the fiscal 2007. The increase was primarily attributable to additional construction work performed for a gas customer.

Costs of Earned Revenues.  Costs of earned revenues increased $96.0 million to $1,011.2 million during fiscal 2008 from $915.3 million during fiscal 2007. The primary components of this increase were direct labor and subcontractor costs taken together which increased $74.3 million and other direct costs which increased $22.0 million. These increases were primarily due to higher levels of operations during fiscal 2008, including the operation of Cable Express since its acquisition in September 2006, and $8.2 million incurred to settle certain legal matters relating to our UtiliQuest, LLC, S.T.S., LLC and Locating, Inc. subsidiaries described under “Overview” above. The cost of direct materials was relatively unchanged between fiscal 2008 and 2007.

During fiscal 2008, as compared to fiscal 2007, costs of earned revenues as a percentage of contract revenues increased 1.8%. Of the total increase, 1.6% was in labor and labor-related costs, 0.7% of which was from costs directly related to settlement of the legal matter described above. Other increases in labor and labor-related costs as a percentage of contract revenues were primarily a result of the impact of our cost structure in relation to the lower than anticipated revenues during the latter part of the second quarter of fiscal 2008. The lower revenues were the result of reduced customer spending during the second quarter, a condition that generally improved during the second half of fiscal 2008. We also experienced an increase in other direct costs of 0.6% primarily due to higher fuel costs which increased 0.7% as a percentage of contract revenues compared to the prior year. Partially offsetting the increased fuel costs were reductions in costs for equipment and insurance claims and the reduction of a pre-acquisition liability associated with payroll related accruals of an acquired subsidiary in the amount of $1.7 million. As a percentage of contract revenues, there was a decrease of 0.4% during fiscal 2008 as compared to fiscal 2007 due to a reduction in those projects where we provide materials to the customer.

General and Administrative Expenses.  General and administrative expenses increased $8.8 million to $98.9 million for fiscal 2008 as compared to $90.1 million for fiscal 2007. This increase was primarily due to increased payroll expenses as a result of the growth of our operations, the incremental costs of Cable Express (which was acquired in September 2006) and increased legal expenses.

General and administrative expenses as a percentage of contract revenues were 8.0% and 7.9% for fiscal 2008 and fiscal 2007, respectively. The increase in costs as a percentage of revenue was primarily due to increased payroll costs and increased legal expenses. These increases were partially offset by reduced performance cash awards and performance based stock awards as a result of lower operating results for fiscal 2008 compared to fiscal 2007. Stock-based compensation expense during fiscal 2008 was $5.2 million as compared to $6.2 million for fiscal 2007.

Depreciation and Amortization.  Depreciation and amortization increased to $67.3 million for fiscal 2008 from $57.8 million for fiscal 2007 and increased as a percentage of contract revenues to 5.5% compared to 5.1% from fiscal year 2007. The dollar amount and percentage increase for fiscal 2008 compared to fiscal 2007 is primarily a result of increased capital expenditures during fiscal 2008 and fiscal 2007 to support the growth and replacement of our fleet of assets. Additionally, overall depreciation and amortization increased with the addition of fixed assets and intangible assets related to the acquisition of Cable Express in September 2006 and Cavo in March 2007.

Goodwill impairment charge.  During fiscal 2008, we recognized a goodwill impairment charge of approximately $9.7 million in total related to our Nichols Construction reporting unit and our Stevens Communications reporting unit as a result of our fiscal 2008 annual impairment analysis. As a result of our fiscal 2008 annual impairment analysis, we determined that the goodwill of our Stevens reporting unit and Nichols reporting unit were impaired and consequently recognized goodwill impairment charges of approximately $5.9 and $3.8 million, respectively, during the fourth quarter of fiscal 2008. This determination was primarily the result of a change in management’s expectations of long-term cash flows for customers of Stevens and Nichols. As disclosed in our previous filings with the Securities and Exchange Commission, each of these reporting units has a concentration of revenues from a limited number of customers. Changes in anticipated demand had an adverse impact on the expected future cash flows of the reporting units used in the annual impairment analysis performed during the fourth quarter of fiscal 2008. The reduction in demand is the result of the customers’ decisions regarding the allocation of their capital spending away from work management anticipated would be performed by these reporting units. In performing the SFAS No. 142 impairment assessment, management determined that this shift in demand was more than temporary, consequently impacting the expected cash flows over the seven year period used in our goodwill analysis. Stevens and Nichols have remaining goodwill of $2.4 and $2.0 million, respectively, subsequent to the impairment. Excluding the goodwill impairment charge, the results of the Nichols and Stevens reporting units have not been material to our consolidated results. This change in anticipated demand levels did not have an adverse impact on our other subsidiaries.

Interest Income.  Interest income decreased to $0.7 million during fiscal 2008 as compared to $1.0 million during fiscal 2007. The decrease is primarily a result of lower cash balances on hand after the acquisition of Cable Express (which was acquired in September 2006) and from increased levels of capital expenditures in fiscal 2008 and 2007.

Interest Expense.  Interest expense was $13.1 million for fiscal 2008 as compared to $14.8 million for fiscal 2007. The decrease during fiscal 2008 was primarily due to lower outstanding borrowings under our Credit Agreement, and the net reversal of approximately $0.3 million of interest expense during fiscal 2008 with the application of FIN 48.

Other Income, Net.  Other income, which primarily includes gains and losses from the sale of property, vehicles and equipment, decreased to $7.2 million for fiscal 2008 as compared to $8.6 million for fiscal 2007. Fiscal 2007 results included a gain of approximately $2.5 million related to the sale of real estate.

Income Taxes.  The following table presents our income tax expense and effective income tax rate for continuing operations for fiscal years 2008 and 2007 (dollars in millions):

	Fiscal Year Ended
	July 26,	July 28,
	2008	2007

Income taxes	$13.2	$27.3
Effective income tax rate	35.1%	39.3%

The decrease in our effective income tax rate for fiscal 2008 as compared to fiscal 2007 was primarily attributable to the reversal of approximately $2.0 million of income tax related liabilities during fiscal 2008, as it was determined that the liabilities were no longer required. As of July 26, 2008, we had total unrecognized tax benefits remaining of approximately $4.2 million. If it is subsequently determined those liabilities are not required, approximately $4.0 million would reduce our effective tax rate and $0.2 million would reduce goodwill during the periods recognized.

Income from Continuing Operations.  Income from continuing operations was $24.4 million for fiscal 2008 as compared to $42.2 million for fiscal 2007.

Discontinued Operations.  The following table presents our results from discontinued operations for fiscal 2008 and 2007:

	Fiscal Year Ended
	2008	2007
	(Dollars in thousands)

Contract revenues of discontinued operations	$—	$10,032
Loss from discontinued operations before income taxes	$(4,524)	$(522)
Loss from discontinued operations, net of tax	$(2,726)	$(318)

The operations of Apex were discontinued in December 2006 and there were no contract revenues earned during fiscal 2008. The loss from discontinued operations for fiscal 2008 was primarily due to the charge of approximately $1.2 million for the settlement of litigation and the legal expenses associated with the settlement (see the discussion under “Overview” above).

Net Income.  Net income was $21.7 million for fiscal 2008 as compared to $41.9 million for fiscal 2007.

Year Ended July 28, 2007 Compared to Year Ended July 29, 2006

Revenues.  The following table presents information regarding total revenues by type of customer for the fiscal years ended July 28, 2007 and July 29, 2006:

	Fiscal Year Ended					%
	July 28, 2007		July 29, 2006		Increase	Increase
	Revenue	% of Total	Revenue	% of Total	(Decrease)	(Decrease)
	(Dollars in millions)

Telecommunications	$849.9	74.7%	$717.2	72.1%	$132.7	18.5%
Undergroung facility locating	214.7	18.9%	218.4	21.9%	(3.8)	(1.7)%
Electric utilities and other customers	73.3	6.4%	59.3	6.0%	13.9	23.6%

Total contract revenues	$1,137.8	100.0%	$995.0	100.0%	$142.8	14.4%

Revenues increased $142.8 million, or 14.4%, in fiscal 2007 as compared to fiscal 2006. Of this increase, $132.7 million was a result of an increase in specialty contracting services provided to telecommunications customers and $13.9 million was due to increased revenues from construction and maintenance services provided to electric utilities and other customers. These increases were partially offset by a $3.8 million decrease in underground facility locating services revenues. During fiscal 2007, telecommunications customer revenue included $204.8 million provided from services performed by companies we acquired during fiscal 2007 and fiscal 2006. The following table presents revenue by type of customer excluding the amounts attributed to companies acquired during fiscal 2007 and fiscal 2006:

	Fiscal Year Ended			%
	July 28,	July 28,	Increase	Increase
	2007	2006	(Decrease)	(Decrease)
	(Dollars in millions)

Telecommunications	$645.1	$651.4	$(6.3)	(1.0)%
Underground facility locating	214.7	218.4	(3.8)	(1.7)%
Electric utilities and other customers	73.3	59.3	13.9	23.5%

	933.0	929.1	3.8	0.4%
Revenues from business acquired in fiscal 2006 and 2007	204.8	65.8	139.0	*

Total contract revenues	$1,137.8	$995.0	$142.8	14.4%

*	Information not meaningful

Excluding revenue from businesses acquired during or subsequent to fiscal 2006, revenues from specialty construction services provided to telecommunications customers were $645.1 million for fiscal 2007, compared to $651.4 million for fiscal year 2006, a decrease of 1.0%. During fiscal 2006, we earned approximately $61.1 million from hurricane restoration services for telecommunications customers. We did not perform any hurricane restoration services during fiscal 2007. Excluding revenue earned from hurricane restoration services during fiscal 2006, revenue increased by approximately $54.8 million compared to the same period in fiscal 2006. This increase was primarily the result of approximately $19.1 million and $3.9 million, respectively, of additional work for two significant telephone customers maintaining and upgrading their respective networks, and $14.2 million of additional revenue from a significant customer engaged in a fiber deployment project. In addition, revenue increased by approximately $30.5 million for installation, maintenance and construction services provided to several cable multiple system operators, including work performed on the former Adelphia network assets acquired by certain of those customers. During fiscal 2006, we earned $17.6 million from work performed for Adelphia.

Total revenues from underground facility locating for fiscal 2007 were $214.7 million compared to $218.4 million for fiscal 2006, a decrease of 1.7%. During fiscal 2006, we earned approximately $1.8 million for underground facility locating relating to hurricane restoration services. We did not perform any hurricane restoration services during fiscal 2007. The remaining decrease is a result of a decrease in the volume of work performed for both existing and new customers, including the termination of a contract for a telephone customer in January 2006.

Our total revenues from electric utilities and other construction and maintenance services increased $13.9 million, or 23.5%, in fiscal 2007 as compared to the fiscal 2006. The increase was primarily attributable to additional work performed for both existing and new customers, including on-going gas pipeline construction primarily for one customer.

Costs of Earned Revenues.  Costs of earned revenues increased $104.0 million to $915.3 million in fiscal 2007 from $811.2 million in fiscal 2006. The primary components of this increase were direct labor and subcontractor costs taken together, other direct costs, and direct materials, which increased $78.3 million, $17.6 million, and $8.1 million, respectively. These increases were primarily due to higher levels of operations during fiscal 2007, including the operations of Cable Express and Prince since their acquisitions in September 2006 and December 2005, respectively. As a percentage of contract revenues, costs of earned revenues decreased 1.1% for fiscal 2007, as compared to the same period last year. Labor and labor related costs decreased 0.5% as a percent of contract revenues primarily as a result of less subcontracted labor in fiscal 2007 as compared to fiscal 2006. This decline was due to less subcontracted labor as a percentage of revenues in fiscal 2007 as compared to fiscal 2006, primarily as a result of the Prince and Cable Express acquisitions. Decreases in other direct costs contributed 0.7% of the total percent decrease primarily due to reduced vehicle rental, travel and other direct costs compared to higher amounts incurred during fiscal 2006 in connection with the hurricane restoration services and decreases in insurance costs as a result of reduced loss development activity for insured claims during fiscal 2007. These reductions were partially offset by increases in group health insurance costs and higher fuel costs. We also experienced an increase of 0.1% in direct materials due to an increase in the number of projects for which we provided materials to the customer during 2007 as compared to fiscal 2006.

General and Administrative Expenses.  General and administrative expenses increased $11.6 million to $90.1 million for fiscal 2007 as compared to $78.5 million for fiscal 2006. The increase in total general and administrative expenses for fiscal 2007 compared to fiscal 2006 was primarily attributable to the general and administrative costs of Cable Express and Prince, which were acquired in September 2006 and December 2005, respectively, increased legal and professional fees, increased payroll and related expenses as a result of the growth of our business in fiscal 2007, and an increase in stock-based compensation expenses as a result of the restricted stock awards granted during fiscal 2007 and 2006. The total amount of stock-based compensation expense for fiscal 2007 was $6.2 million as compared to $4.7 million for fiscal 2006. General and administrative expenses as a percentage of contract revenues were 7.9% for each of fiscal 2007 and fiscal 2006, respectively.

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

Interest Income.  Interest income decreased to $1.0 million for fiscal 2007 as compared to $1.9 million for fiscal 2006. The decrease is primarily a result of lower cash balances as compared to fiscal 2006 due to the fiscal 2007 and fiscal 2006 acquisitions of Cable Express, Cavo, and Prince, and due to higher amounts of capital expenditures in fiscal 2007.

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

Income from Continuing Operations.  Income from continuing operations was $42.2 million for fiscal 2007 as compared to $18.0 million for fiscal 2006.

Discontinued Operations.  The following table presents our results from discontinued operations for fiscal 2007 and 2006:

	Fiscal Year Ended
	2007	2006
	(Dollars in thousands)

Contract revenues of discontinued operations	$10,032	$28,700
Income (loss) from discontinued operations before income taxes	$(522)	$233
Income (loss) from discontinued operations, net of tax	$(318)	$140

As a result of the termination of the installation services effective December 2006, the level of activity and operating results of the discontinued operation declined in fiscal 2007 as compared to fiscal 2006.

Net Income.  Net income was $41.9 million for fiscal 2007 as compared to $18.2 million for fiscal 2006.

Liquidity and Capital Resources

Capital requirements.  We use capital primarily to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. Our working capital needs are influenced by our level of operations and generally increase with higher levels of revenues. Furthermore, working capital needs are influenced by the timing of the collection of accounts receivable for work performed for our customers. We believe that none of our major customers are experiencing significant financial difficulty as of July 26, 2008. Our sources of cash have historically been operating activities, long-term debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. We periodically borrow from and repay our revolving credit facility based on our cash requirements. Additionally, to the extent we make acquisitions that involve consideration other than our stock, or to the extent we repurchase common stock, our capital requirements may increase.

We expect capital expenditures, net of disposals, to range from $55.0 million to $60.0 million for fiscal 2009. Our level of capital expenditures can vary depending on the customer demand for our services, the replacement cycle we select for our equipment, and overall economic growth. We intend to fund these expenditures primarily from operating cash flows, availability under our revolving credit facility and cash on hand.

Cash and cash equivalents totaled $22.1 million at July 26, 2008 compared to $18.9 million at July 28, 2007.

	Fiscal Year Ended
	July 26,	July 28,	July 29,
	2008	2007	2006
	(Dollars in millions)

Net cash flows:
Provided by operating activities	$104.3	$108.5	$102.3
Used in investing activities	$(62.1)	$(124.6)	$(113.0)
Provided by (used in) financing activities	$(39.0)	$7.7	$(45.1)

Cash from operating activities.  During fiscal 2008, net cash provided by operating activities was $104.3 million, comprised primarily of net income, adjusted for non-cash items. Non-cash items during fiscal 2008 primarily included depreciation and amortization, gain on disposal of assets, stock based compensation, and a goodwill impairment charge of approximately $9.7 million. Changes in working capital and changes in other long term assets and liabilities provided $9.1 million of operating cash flow during the fiscal year. Decreases in accounts receivable and costs and estimated earnings in excess of billings, net, contributed $0.5 million and $0.9 million, respectively, due to current period billing and collection activity and the payment patterns of our customers. Based on fourth quarter revenues, days sales outstanding for accounts receivable, net was 41.4 days as of July 26, 2008 compared to 42.1 days at July 28, 2007. Based on fourth quarter revenues, days sales outstanding for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, was 26.5 days as of July 26, 2008 compared to 27.2 days at July 28, 2007. The decrease in combined days sales outstanding for accounts receivable and costs and estimated earnings in excess of billings is due to overall improvement in billing and collection activities and the payment practices of our customers.

Other components of the working capital changes and other long term asset and liability changes that contributed operating cash flow during fiscal 2008 were increases in accounts payable of $2.2 million due to the timing of the receipt and payment of invoices, increases in accrued liabilities of $8.5 million due to the legal settlements described above, and increases in accrued insurance claims due to higher levels of incurred claims in relation to payments made during the period. The payment of income taxes used operating cash flows of $3.0 million during fiscal 2008.

During fiscal 2007, net cash provided by operating activities was $108.5 million. Net cash provided by operating activities was comprised primarily of net income, adjusted for noncash items. Non-cash items during fiscal 2007 primarily included depreciation, amortization, stock-based compensation, deferred income taxes, and gain on disposal of assets. Changes in working capital and changes in other long term assets and liabilities contributed $7.6 million of operating cash flow during the fiscal year. Components of the working capital changes which contributed to operating cash flow for fiscal 2007 were a decrease in accounts receivable of $10.0 million due to billing and collection activity and the payment patterns of our customers and a decrease in current and other assets of $5.5 million primarily as a result of a decrease in prepaid insurance and other prepaid costs. Additionally, we had a net increase in accrued insurance claims and other liabilities of $9.9 million primarily attributable to increases in our insured claims liability with the addition of Prince and Cable Express to our insurance program, and increases in accrued payroll and payroll related items and accrued construction costs attributable to increased operating levels. Components of the working capital changes which used operating cash flow for fiscal 2007 were an increase in net costs and estimated earnings in excess of billings of $14.2 million due to fiscal 2007 operating levels, a decrease in accounts payable of $2.2 million due to the timing of receipt and payment of invoices, and a decrease in income taxes payable of $1.3 million at the end of fiscal 2007. Based on fourth quarter revenues, days sales outstanding for accounts receivable, net was 42.1 days as of July 28, 2007 compared to 51.4 days at July 29, 2006. Based on fourth quarter revenues, days sales outstanding for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, was 27.2 days as of July 28, 2007 compared to 28.5 days at July 29, 2006. The decrease in combined days sales outstanding for accounts receivable and costs and estimated earnings in excess of billings is due to the above mentioned factors.

During fiscal 2006, net cash provided by operating activities was $102.3 million and was comprised primarily of net income, adjusted for the gain on disposal of assets and non-cash items. Non-cash items during fiscal 2006 primarily included depreciation, amortization, stock-based compensation, deferred income taxes, gain on disposal of assets, and a goodwill impairment charge of approximately $14.8 million. Changes in working capital and changes in other long term assets and liabilities combined provided $22.5 million of operating cash flow during fiscal 2006. Components of the working capital changes which provided operating cash flow for fiscal 2006 included decreases in accounts receivable of $28.2 million attributable to increased collection activities, a decrease in other assets and current assets of $8.8 million as a result of a decrease in prepaid insurance and other prepaid costs, and increases in income taxes payable, of $0.9 million due to the timing of our income tax payments. Additionally, we had net increases in accrued insurance claims and other liabilities of $0.4 million primarily attributable to $3.6 million in interest payable at July 29, 2006 associated with our Notes, partially offset by decreased other accrued construction costs as a result of timing of payments. Components of the working capital changes which used operating cash flow for fiscal 2006 were increases in net unbilled revenue of $12.2 million due to fiscal 2006 operating levels and billing activity, and decreases in accounts payable of $3.6 million attributable to the timing of receipt and payment of invoices. Based on fourth quarter revenues, days sales outstanding for accounts receivable, net was 51.4 days as of July 29, 2006 compared to 57.8 days at July 30, 2005. Based on fourth quarter revenues, days sales outstanding for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, was 28.5 days as of July 29, 2006 compared to 24.7 days at July 30, 2005. The decrease in days sales outstanding for accounts receivable and costs and estimated earnings in excess of billings, net is due to increased collection efforts and payment patterns of our customers.

Cash used in investing activities.  During fiscal 2008 net cash used in investing activities was $62.1 million. Capital expenditures were $72.1 million offset in part by $9.8 million in proceeds from the sale of assets, primarily vehicles and equipment. Increases in restricted cash during fiscal 2008 related to funding provisions of our insurance claims program resulted in the use of $0.3 million. During fiscal 2008 we received $0.5 million in satisfaction of indemnification claims in connection with the acquisition of Cable Express.

During fiscal 2007 net cash used in investing activities was $124.6 million. We paid $55.2 million in connection with the acquisition of Cable Express, $5.5 million in connection with the acquisition of certain assets and assumption of certain liabilities of Cavo, and $1.1 million for the acquisition of certain assets of a cable television operator in fiscal 2007. During fiscal 2007, capital expenditures were $77.1 million and proceeds from the sale of assets were $14.8 million, including $4.2 million from the sale of real estate. Restricted cash increased $0.4 million during fiscal 2007 related to funding provisions of our insured claims program. There were no net proceeds from the sale and purchase of short-term investments during fiscal 2007.

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

Cash (used in) provided by financing activities.  Net cash used in financing activities was $39.0 million for fiscal 2008. During fiscal 2008, we borrowed $30.0 million under our Credit Agreement. In addition, we paid $40.0 million against outstanding borrowings under the Credit Agreement and $3.5 million for principal payments on our capital leases. During fiscal 2008, we repurchased 1,693,500 shares of our common stock for $25.2 million in open market transactions at an average price of $14.83 per share. On August 26, 2008, an additional $15 million was authorized to repurchase common stock, whereby we have remaining authorization of $19.8 million for repurchases through February 26, 2010. During fiscal 2008, we withheld 81,680 shares of restricted stock/units and paid approximately $2.1 million to the appropriate tax authorities in order to meet payroll tax withholding obligations on restricted stock and restricted units that vested to our officers and employees. We received $1.3 million from the exercise of stock options for fiscal 2008 and received excess tax benefits of $0.5 million from the exercise of stock options and vesting of restricted stock and restricted stock units.

Net cash provided by financing activities was $7.7 million for fiscal 2007. Proceeds from long-term debt were $115.0 million during fiscal 2007 and consisted of borrowings on our revolving Credit Agreement, of which $50.0 million was used in connection with the acquisition of Cable Express in September 2006. During fiscal 2007 we repaid $105.0 million of borrowings under our Credit Agreement and made principal payments of $8.6 million on capital leases and other notes payable. During fiscal 2007 we withheld shares of restricted stock totaling 52,427 in order to meet payroll tax withholding obligations on restricted stock that vested to our employees and officers and we remitted approximately $1.1 million to the Internal Revenue Service to satisfy the required tax. We received proceeds of $7.1 million from the exercise of stock options and received excess tax benefits of $0.4 million from the exercise of stock options and vesting of restricted stock for fiscal 2007.

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

Compliance with Senior Notes and Credit Agreement.  The indenture governing the Notes contains covenants that restrict our ability to: make certain payments, including the payment of dividends; redeem or repurchase our capital stock; incur additional indebtedness and issue preferred stock; make investments; create liens; enter into sale and leaseback transactions; merge or consolidate with another entity; sell assets; and enter into transactions with affiliates. As of July 26, 2008, we were in compliance with all covenants and conditions under the Notes.

Our Credit Agreement provides for a revolving line of credit that will expire in December 2009 with an aggregate capacity of $300.0 million. The Credit Agreement requires us to: (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.0 as measured at the end of each fiscal quarter; (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter; and (iii) maintain consolidated tangible net worth, which shall be calculated at the end of each fiscal quarter, of not less than $50.0 million plus 50% of consolidated net income (if positive) from September 8, 2005 to the date of computation plus 75% of the equity issuances made from September 8, 2005 to the date of computation (other than equity issuances made after November 16, 2007 pursuant to employee stock option programs in an amount not to exceed $20.0 million during the term of the Agreement). As of July 26, 2008, we had no outstanding borrowings and $46.9 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are primarily issued to insurance companies as part of our insurance program and bear interest at 1.625% per annum. At July 26, 2008, we had additional borrowing availability of $169.1 million under the most restrictive covenants of the Credit Agreement and were in compliance with all financial covenants and conditions. The Credit Agreement and Notes are guaranteed by substantially all of our subsidiaries.

Contractual Obligations.  The following tables set forth our outstanding contractual obligations, including related party leases, as of July 26, 2008:

				Greater
	Less Than	Years	Years	Than 5
	1 Year	1 - 3	3 - 5	Years	Total
	(Dollars in thousands)

Notes	$—	$—	$—	$150,000	$150,000
Interest payments on debt (excluding capital leases)	12,188	24,375	24,375	30,468	91,406
Capital lease obligations (including interest and executory costs)	2,774	1,719	2	—	4,495
Operating leases	8,630	9,498	4,338	8,086	30,552
Employment Agreements	2,729	2,640	—	—	5,369
Purchase and other contractual obligations	1,501	—	—	—	1,501

Total	$27,822	$38,232	$28,715	$188,554	$283,323

Our consolidated balance sheet as of July 26, 2008 includes a long term liability of approximately $37.2 million classified as Accrued Insurance Claims. This liability has been excluded from the above table as the timing and/or the amount of any cash payments are uncertain. See Note 9 of the notes to consolidated financial statements for additional information regarding our accrued insurance claims liability.

We adopted FIN 48 on July 29, 2007, the first day of the 2008 fiscal year. The liability for unrecognized tax benefits for uncertain tax positions at July 26, 2008 was $4.2 million. Approximately $4.1 million of this amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolutions of the underlying tax positions with the relevant tax authorities. The remaining $0.1 million is estimated to be paid in less than one year and is included in the “Purchase and other contractual obligations” amount above.

Off-Balance Sheet Arrangements.  We have obligations under performance bonds related to certain of our customer contracts. Performance bonds generally provide our customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our obligations under contract. As of July 26, 2008, we had $37.1 million of outstanding performance bonds. As of July 26, 2008, no events have occurred in which the customers have exercised their rights under the performance bonds.

Related party transactions. We lease administrative offices from entities related to officers of certain of our subsidiaries. The total expense under these arrangements for each of fiscal 2008, 2007, and 2006 was $1.4 million, $1.3 million, and $1.3 million, respectively. We paid approximately $0.3 million, $0.7 million, and $0.6 million for fiscal 2008, 2007, and 2006, respectively, in subcontracting services to entities related to officers of certain of our subsidiaries. Additionally, we paid approximately $0.2 million, respectively, in each of fiscal 2008, 2007, and 2006 to officers of certain of our subsidiaries for other business purposes.

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

Our backlog totaled $1.313 billion and $1.388 billion at July 26, 2008 and July 28, 2007, respectively. We expect to complete 58.3% of the July 26, 2008 backlog during fiscal 2009.

Seasonality and Quarterly Fluctuations

Our revenues are affected by seasonality as a significant portion of the work we perform is outdoors. Consequently, our operations are impacted by extended periods of inclement weather. Generally, inclement weather is more likely to occur during the winter season which falls during our second and third fiscal quarters. Also, a disproportionate percentage of total paid holidays fall within our second quarter, which decreases the number of available workdays. Additionally, our customer premise equipment installation activities for cable providers historically decreases around calendar year end holidays as their customers generally require less activity during this period.

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

Recently Issued Accounting Pronouncements

Refer to Note 1 of notes to consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have market risk exposure related to interest rates on our cash and equivalents and our debt obligations. The effects of market changes on interest rates are monitored and we manage the interest rate risk by investing in short-term investments with market rates of interest and by maintaining a mix of fixed and variable rate debt. A hypothetical 100 basis point change in interest rates would result in a change to annual interest income by approximately $0.2 million based on the amount of cash and equivalents held as of July 26, 2008.

As of July 26, 2008, outstanding long-term debt included our $150 million Notes due in 2015, which bear a fixed rate of interest of 8.125%. Due to the fixed rate of interest on the Notes, changes in interest rates would not have an impact on the related interest expense. The fair value of the Notes totaled approximately $141.8 million as of July 26, 2008 based on quoted market prices. There exists market risk sensitivity on the fair value of the fixed rate Notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect at July 26, 2008 would result in an increase or decrease in the fair value of the Notes of approximately $4.1 million, calculated on a discounted cash flow basis.

As of July 26, 2008, we had no outstanding borrowings under our Credit Agreement. Our Credit Agreement generally permits borrowings at a variable rate of interest. As of July 26, 2008, we had $3.4 million of capital leases with varying rates of interest due through fiscal 2011. A hypothetical 100 basis point change in interest rates in effect at July 26, 2008 on these capital leases would not have a material impact on the fair value of the leases or on our annual interest cost.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of July 26, 2008, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and related notes and Report of Independent Registered Public Accounting Firm follow on subsequent pages of this report.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JULY 26, 2008 AND JULY 28, 2007

	July 26,	July 28,
	2008	2007
	(Dollars in thousands)

ASSETS
CURRENT ASSETS:
Cash and equivalents	$22,068	$18,862
Accounts receivable, net	146,420	146,864
Costs and estimated earnings in excess of billings	94,270	95,392
Deferred tax assets, net	19,347	15,478
Income taxes receivable	6,014	—
Inventories	8,994	8,268
Other current assets	7,301	7,266
Current assets of discontinued operations	667	307

Total current assets	305,081	292,437

Property and equipment, net	170,479	164,544
Goodwill	240,138	250,830
Intangible assets, net	62,860	70,122
Other	10,478	11,831

Total non-current assets	483,955	497,327

TOTAL	$789,036	$789,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,835	$30,375
Current portion of debt	2,306	3,301
Billings in excess of costs and estimated earnings	483	712
Accrued insurance claims	29,834	26,902
Income taxes payable	—	1,947
Other accrued liabilities	66,275	63,076
Current liabilities of discontinued operations	2,731	939

Total current liabilities	131,464	127,252
LONG-TERM DEBT	151,049	163,509
ACCRUED INSURANCE CLAIMS	37,175	33,085
DEFERRED TAX LIABILITIES, net non-current	19,514	19,316
OTHER LIABILITIES	5,314	1,322
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	427	649

Total liabilities	344,943	345,133

COMMITMENTS AND CONTINGENCIES, Notes 11, 12, 17 and 19
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 39,352,020 and 41,005,106 issued and outstanding, respectively	13,117	13,668
Additional paid-in capital	172,167	191,837
Accumulated other comprehensive income	186	75
Retained earnings	258,623	239,051

Total stockholders’ equity	444,093	444,631

TOTAL	$789,036	$789,764

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 26, 2008, JULY 28, 2007, AND JULY 29, 2006

	2008	2007	2006
	(Dollars in thousands, except per share amounts)

REVENUES:
Contract revenues	$1,229,956	$1,137,812	$994,973

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	1,011,219	915,250	811,210
General and administrative (including stock-based compensation expense of $5.2 million, $6.2 million, and $4.7 million, respectively)	98,942	90,090	78,516
Depreciation and amortization	67,288	57,799	46,467
Goodwill impairment charge	9,672	—	14,835

Total	1,187,121	1,063,139	951,028

Interest income	691	966	1,911
Interest expense	(13,096)	(14,809)	(11,991)
Other income, net	7,154	8,647	6,333

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	37,584	69,477	40,198

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	15,221	25,545	22,087
Deferred	(2,041)	1,730	71

Total	13,180	27,275	22,158

INCOME FROM CONTINUING OPERATIONS	24,404	42,202	18,040
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(2,726)	(318)	140

NET INCOME	$21,678	$41,884	$18,180

EARNINGS PER COMMON SHARE — BASIC:
Income from continuing operations	$0.60	$1.04	$0.43
Income (loss) from discontinued operations	(0.07)	(0.01)	—

Net income	$0.54	$1.04	$0.43

EARNINGS PER COMMON SHARE — DILUTED:
Income from continuing operations	$0.60	$1.04	$0.43
Income (loss) from discontinued operations	(0.07)	(0.01)	—

Net income	$0.53	$1.03	$0.43

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	40,417,945	40,407,641	41,835,966

Diluted	40,601,739	40,713,895	42,056,597

Earnings per share amounts may not add due to rounding.

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JULY 26, 2008, JULY 28, 2007, AND JULY 29, 2006

					Accumulated Other
	Common Stock		Additional	Deferred	Comprehensive	Retained
	Shares	Amount	Paid-In Capital	Compensation	Income (Loss)	Earnings
	(Dollars in thousands)

Balances at July 30, 2005	48,865,186	$16,288	$357,485	$(2,950)	$—	$178,987
Reclassification of deferred compensation pursuant to SFAS No. 123(R)	—	—	(2,950)	2,950	—	—
Stock options exercised	199,034	66	2,751	—	—	—
Tax benefit from stock option and restricted stock plans	—	—	393	—	—	—
Issuance of restricted stock, net of cancellations	321,832	107	(7)	—	—	—
Stock-based compensation	—	—	4,630	—	—	—
Restricted stock repurchased for tax withholdings	(10,542)	(3)	(229)	—	—	—
Repurchases of common stock	(8,763,451)	(2,922)	(183,313)	—	—	—
Other comprehensive loss	—	—	—	—	(8)	—
Net income	—	—	—	—	—	18,180

Balances at July 29, 2006	40,612,059	13,536	178,760	—	(8)	197,167
Stock options exercised	409,944	137	6,914	—	—	—
Tax benefit from stock option and restricted stock plans	—	—	1,038	—	—	—
Stock-based compensation	—	—	6,088	—	—	—
Restricted stock repurchased for tax withholdings	(52,427)	(17)	(1,083)	—	—	—
Issuance of restricted stock, net of cancellations	35,530	12	120	—	—	—
Other comprehensive income	—	—	—	—	83	—
Net income	—	—	—	—	—	41,884

Balances at July 28, 2007	41,005,106	13,668	191,837	—	75	239,051
Adoption of FIN 48	—	—	—	—	—	(2,106)
Stock options exercised	63,878	21	1,318	—	—	—
Tax benefit from stock option and restricted stock plans	—	—	590	—	—	—
Stock-based compensation	—	—	5,040	—	—	—
Restricted stock repurchased for tax withholdings	(81,680)	(27)	(2,120)	—	—	—
Issuance of restricted stock, net of cancellations	58,216	20	96	—	—	—
Repurchases of common stock	(1,693,500)	(565)	(24,594)	—	—	—
Other comprehensive income	—	—	—	—	111	—
Net income	—	—	—	—	—	21,678

Balances at July 26, 2008	39,352,020	$13,117	$172,167	$—	$186	$258,623

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 26, 2008, JULY 28, 2007, AND JULY 29, 2006

	2008	2007	2006
	(Dollars in thousands)

OPERATING ACTIVITIES:
Net income	$21,678	$41,884	$18,180
Adjustments to reconcile net cash inflow from operating activities:
Depreciation and amortization	67,288	58,612	47,955
Bad debts recovery, net	(43)	(61)	(466)
Gain on sale of fixed assets and other	(6,724)	(8,325)	(5,908)
Deferred income tax (benefit) provision	(2,342)	2,090	(201)
Stock-based compensation expense	5,156	6,220	4,730
Amortization of debt issuance costs	820	758	679
Goodwill impairment charge	9,672	—	14,835
Excess tax benefit from share-based awards	(479)	(382)	(48)
Other	120	52	—
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in operating assets:
Accounts receivable, net	482	9,988	28,214
Costs and estimated earnings in excess of billings, net	893	(14,154)	(12,223)
Other current assets	(752)	3,613	8,419
Other assets	824	1,874	429
Increase (decrease) in operating liabilities:
Accounts payable	2,152	(2,235)	(3,621)
Accrued insurance claims and other liabilities	8,532	9,875	386
Income taxes payable	(2,988)	(1,348)	914

Net cash provided by operating activities	104,289	108,461	102,274

INVESTING ACTIVITIES:
Restricted cash	(290)	(396)	(291)
Capital expenditures	(72,071)	(77,116)	(57,140)
Proceeds from sale of assets	9,740	14,785	9,810
Purchase of short-term investments	—	—	(79,985)
Proceeds from the sale of short-term investments	—	—	79,985
Cash paid for acquisitions	—	(61,845)	(65,391)
Proceeds from acquisition indemnification claims	522	—	—

Net cash used in investing activities	(62,099)	(124,572)	(113,012)

FINANCING ACTIVITIES:
Debt issuance costs	—	—	(4,804)
Proceeds from long-term debt	30,000	115,000	248,000
Principal payments on long-term debt	(43,496)	(113,627)	(104,650)
Purchases of common stock	(25,159)	—	(186,235)
Excess tax benefit from share-based awards	479	382	48
Restricted stock tax withholdings	(2,147)	(1,100)	(232)
Exercise of stock options and other	1,339	7,050	2,817

Net cash (used in) provided by financing activities	(38,984)	7,705	(45,056)

Net increase (decrease) in cash and equivalents	3,206	(8,406)	(55,794)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	18,862	27,268	83,062

CASH AND EQUIVALENTS AT END OF PERIOD	$22,068	$18,862	$27,268

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$12,641	$14,095	$7,751
Income taxes	$18,698	$28,045	$24,136
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$1,919	$5,045	$976

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Dycom Industries, Inc. (“Dycom” or the “Company”) is a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. Additionally, Dycom provides services on a limited basis in Canada.

The consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated. The consolidated balance sheets, consolidated statements of operations, and the related disclosures include the presentation of discontinued operations for one of the Company’s wholly-owned subsidiaries. See Note 2, Discontinued Operations, for a further discussion of the discontinued operations.

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

Accounting Period — The Company uses a fiscal year ending the last Saturday in July. Fiscal 2008, 2007, and 2006 each consisted of 52 weeks.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For the Company, key estimates include: recognition of revenue for costs and estimated earnings in excess of billings, allowance for doubtful accounts, accrued insurance claims, the fair value of goodwill and intangible assets, asset lives used in computing depreciation and amortization, compensation expense for performance-based stock awards, and income taxes and contingencies, including the outcome of legal matters. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the financial statements.

Revenue Recognition — The Company recognizes revenues under the percentage of completion method of accounting using the units of delivery or cost-to-cost measures. A significant majority of the Company’s contracts are based on units of delivery and revenue is recognized as each unit is completed. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Revenues from services provided under time and materials based contracts are recognized when the services are performed. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued. The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized. The Company’s policy is to present contract revenues net of sales taxes.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Equivalents — Cash and equivalents include cash balances on deposit in banks, money market accounts, overnight repurchase agreements, and various other financial instruments having an original maturity of three months or less.

Restricted Cash — As of July 26, 2008 and July 28, 2007, the Company had approximately $4.8 million and $4.5 million, respectively, in restricted cash which is held as collateral in support of the Company’s insurance obligations. Restricted cash is included in other current assets and other assets in the consolidated balance sheets and changes in restricted cash are reported in cash flows from investing activities in the consolidated statements of cash flows.

Short-term Investments — At July 26, 2008 and July 28, 2007 the Company had no short-term investments. Short-term investments have historically consisted of marketable securities classified as “available for sale” securities. The Company maintains its investments with various financial institutions and minimizes its credit risk associated with investments by only investing in investment grade, liquid securities. The securities are reported at fair value and the Company uses market quotes provided by third parties to adjust the carrying value of its investments to fair value at the end of each period with any related unrealized gains and losses included as a separate component of stockholders’ equity, net of applicable taxes. Realized gains and losses are included in earnings. There were no material realized or unrealized gains or losses related to the securities for any of the fiscal years presented.

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

Goodwill and Intangible Assets — The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company’s reporting units and related indefinite-lived intangible asset are tested annually during the fourth fiscal quarter of each year in accordance with SFAS No. 142 in order to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of a reporting unit’s goodwill or indefinite-lived intangible may be impaired and written down. Goodwill and indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value below the carrying value. If the Company determines the fair value of the goodwill or other identifiable intangible asset is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income in the consolidated statements of operations.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accrued Insurance Claims — The Company retains the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with the Company’s underground facility locating services. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as accrued insurance claims. The liability for accrued insurance claims and related accrued processing costs was $67.0 million and $60.0 million at July 26, 2008 and July 28, 2007, respectively, and included incurred but not reported losses of approximately $31.9 million and $28.7 million, respectively. Included in the liability are amounts related to previous programs for certain acquired companies. Based on past experience, the Company expects $29.8 million of the amount accrued at July 26, 2008 to be paid within the next 12 months.

The Company estimates the liability for claims based on facts, circumstances and historical experience. When loss reserves are recorded they are not discounted, even though they will not be paid until some time in the future. Factors affecting the determination of the expected cost for existing and incurred but not reported claims include, but are not limited to, the frequency of future claims, the payment patterns of claims which have been incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations. The calculation of the estimated liability for accrued insurance claims is inherently subject to uncertainty.

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

Per Share Data — Basic earnings per common share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted shares and restricted share units. Diluted earnings per common share includes the weighted average common shares outstanding for the period plus dilutive

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potential common shares, including unvested restricted shares and restricted share units. Performance vesting restricted shares and restricted share units are only included in diluted earnings per common share calculations for the period if all the necessary performance conditions are satisfied and their impact is not anti-dilutive. Common stock equivalents related to stock options are excluded from diluted earnings per common share calculations if their effect would be anti-dilutive. See Note 3, Computation of Earnings Per Common Share.

Stock-Based Compensation — In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which amended SFAS No. 123. SFAS No. 123(R) requires that share-based awards granted to employees be fair valued on the date of grant, with limited exceptions, and the related expense recognized over the requisite service period, which is generally the vesting period of the award. SFAS No. 123(R) became effective for the Company on July 31, 2005, the first day of fiscal 2006 and the Company applied the modified prospective application of SFAS No. 123(R) to all of its stock-based awards. Prior to fiscal 2006, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) which required recognition of compensation expense using the intrinsic value method, whereby compensation expense was determined as the excess of the market value of the underlying stock over the exercise price of the option at the measurement date.

For performance-based awards, in accordance with SFAS No. 123(R), compensation cost must be recognized over the requisite service period if it is probable that the performance goal will be satisfied. The Company uses its best judgment to determine whether it is probable the performance goals will be satisfied at each reporting period and records compensation costs accordingly; however, the recognition or non-recognition of such compensation cost remains subject to uncertainty.

Comprehensive Income — During fiscal 2008, fiscal 2007, and fiscal 2006, the Company did not have any material changes in its equity resulting from non-owner sources. Accordingly, comprehensive income approximated the net income amounts presented for the respective periods in the accompanying consolidated statements of operations.

Fair Value of Financial Instruments — SFAS No. 107, “Fair Value of Financial Instruments” requires certain disclosures regarding the fair value of financial instruments. The Company’s financial instruments consist primarily of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable and accrued expenses, and long-term debt. Excluding the Company’s 8.125% senior subordinated notes due October 2015, the carrying amounts of these instruments approximate their fair value due to the short maturity of these items. The Company determined that the fair value of the 8.125% senior subordinated notes at July 26, 2008 was $141.8 million based on quoted market prices compared to a carrying value of $150.0 million.

Multiemployer Defined Benefit Pension Plan — A subsidiary acquired in fiscal 2007 participates in a multiemployer defined benefit pension plan that covers certain of its employees. The subsidiary makes periodic contributions to the plan to meet the benefit obligations. During fiscal 2008 and fiscal 2007, the subsidiary contributed approximately $4.9 million and $2.5 million to the plan, respectively.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. SFAS No. 162 is not expected to have a material effect on the Company’s results of operations, financial position, or cash flows.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 will be effective for the Company in fiscal 2010 and the Company is currently evaluating its impact.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement, which is expected to expand fair value measurement criteria, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective for the Company at the beginning of fiscal 2009. The Company is currently evaluating the impact of adopting SFAS No. 159, if elected, on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a measurement framework and expands disclosure requirements. SFAS No. 157 applies to assets and liabilities that are required to be recorded at fair value pursuant to other accounting standards. SFAS No. 157 will be effective for the Company at the beginning of fiscal 2009. In February 2008, the FASB released a proposed FASB Staff Position FAS 157-2 “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until the beginning of fiscal 2010. The Company does not expect a material impact on the consolidated financial statements from applying SFAS No. 157 to its financial assets and liabilities. The Company is currently evaluating the potential impact of applying the provisions of SFAS No. 157 to its non-financial assets and liabilities.

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

The summary comparative financial results of the discontinued operations were as follows:

	Fiscal Year Ended
	2008	2007	2006
	(Dollars in thousands)

Contract revenues of discontinued operations	$—	$10,032	$28,700
Income (loss) from discontinued operations before income taxes	$(4,524)	$(522)	$233
Income (loss) from discontinued operations, net of tax	$(2,726)	$(318)	$140

In December 2006, two former employees of Apex commenced a lawsuit against the subsidiary in Illinois State Court. The lawsuit alleged that Apex violated certain minimum wage laws under the Fair Labor Standards Act and related state laws by failing to comply with applicable minimum wage and overtime pay requirements. In June 2008, the subsidiary reached an agreement to settle these claims through a structured mediation process. While the subsidiary denies the allegations underlying the dispute, it has agreed to the mediated settlement to avoid additional legal fees, the uncertainty of a jury trial and the management time that would have been devoted to litigation. The

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlement is subject to court approval. During the fourth quarter of fiscal 2008, the Company incurred a charge of approximately $1.2 million which represents management’s best estimate of the amount to be paid pursuant to the settlement. Actual payments could differ from our estimate.

The following table represents the assets and the liabilities of the discontinued operations:

	2008	2007
	(Dollars in thousands)

Accounts receivable, net	$—	$56
Deferred tax assets, net	667	244
Other current assets	—	7

Current assets of discontinued operations	$667	$307

Accounts payable	$129	$114
Accrued liabilities	2,602	825

Total current liabilities of discontinued operations	$2,731	$939

Other accrued liabilities and deferred taxes	$427	$649

Non-current liabilities of discontinued operations	$427	$649

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Computation of Earnings Per Common Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation as required by SFAS No. 128, “Earnings Per Share.” Basic earnings per common share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted shares and restricted share units. Diluted earnings per common share includes the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested restricted shares and restricted share units. Performance vesting restricted shares and restricted share units are only included in diluted earnings per common share calculations for the period if all the necessary performance conditions are satisfied and their impact is not anti-dilutive. Common stock equivalents related to stock options are excluded from diluted earnings per common share calculations if their effect would be anti-dilutive.

	Fiscal Year Ended
	2008	2007	2006
	(Dollars in thousands, except per share amounts)

Numerator:
Income from continuing operations	$24,404	$42,202	$18,040
Income (loss) from discontinued operations, net of tax	(2,726)	(318)	140

Net income	$21,678	$41,884	$18,180

Denominator:
Basic
Weighted-average number of common shares — Basic	40,417,945	40,407,641	41,835,966

Diluted
Weighted-average number of common shares — Basic	40,417,945	40,407,641	41,835,966
Potential common stock arising from stock options and unvested restricted shares and restricted share units	183,794	306,254	220,631

Weighted-average number of common shares — Diluted	40,601,739	40,713,895	42,056,597

Antidilutive weighted shares excluded from the calculation of earnings per common share	2,039,444	2,168,547	2,612,460

EARNINGS PER COMMON SHARE — BASIC:
Income from continuing operations	$0.60	$1.04	$0.43
Income (loss) from discontinued operations	(0.07)	(0.01)	—

Net income	$0.54	$1.04	$0.43

EARNINGS PER COMMON SHARE — DILUTED:
Income from continuing operations	$0.60	$1.04	$0.43
Income (loss) from discontinued operations	(0.07)	(0.01)	—

Net income	$0.53	$1.03	$0.43

Earnings per share amounts may not add due to rounding

4.	Acquisitions

In September 2006, the Company acquired the outstanding common stock of Cable Express, a provider of specialty contracting services for leading cable multiple system operators. These services include the installation and maintenance of customer premise equipment, including set top boxes and modems. The purchase price for Cable Express was approximately $55.2 million and the Company assumed $9.2 million in capital lease obligations. The purchase price included transaction fees of approximately $0.5 million and $6.2 million placed in escrow. The

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

escrowed amount was established to satisfy potential indemnification obligations of the sellers pursuant to the acquisition agreement. During fiscal 2008, approximately $0.5 million of the escrowed amount was returned to the Company in satisfaction of certain indemnification claims and was recorded as a reduction of goodwill. As of July 26, 2008, approximately $4.6 million of the escrowed amount has been released to the sellers and approximately $1.1 million remains to be released to the sellers in September 2008, so long as the amount is not subject to any claims. The Company borrowed $50.0 million under its revolving credit agreement in fiscal 2007 to fund this acquisition.

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

The final allocation of purchase price as of the acquisition date for Cable Express is as follows (dollars in thousands):

Assets:
Accounts receivable	$8,050
Costs and estimated earnings in excess of billings	1,377
Other current assets	3,630
Property and equipment	12,440
Goodwill	34,114
Intangible assets — customer relationships	22,800
Intangible assets — tradenames	1,100
Other assets	139

Total assets	83,650

Liabilities:
Accounts payable	893
Accrued liabilities	9,262
Notes payable	82
Capital leases payable	9,197
Deferred tax liability, net non-current	9,529

Total liabilities	28,963

Net assets acquired	$54,687

The operating results of Cable Express are included in the accompanying consolidated financial statements since its acquisition date. The following unaudited pro forma information presents the Company’s consolidated results of operations as if the Cable Express acquisition had occurred on July 30, 2006, the first day of the Company’s 2007 fiscal year. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had the acquisition occurred at the beginning of the periods presented nor is it indicative of future results. Approximately $4.8 million of non-recurring charges incurred by Cable Express are included in the pro forma amounts for fiscal 2007. The non-recurring charges were incurred prior to the acquisition

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and primarily related to stock-based compensation expense and acquisition related bonuses. The unaudited pro forma results are as follows:

Fiscal 2007
(Dollars in
thousands, except
per share amounts)

Total revenues	$1,148,711
Income from continuing operations before income taxes	$64,803
Income from continuing operations	$39,361
Net income	$39,044
Earnings per share from continuing operations:
Basic	$0.97
Diluted	$0.97
Earnings per share:
Basic	$0.97
Diluted	$0.96

In January 2007, the Company acquired certain assets of a cable television operator for approximately $1.1 million. In March 2007, the Company acquired certain assets and assumed certain liabilities of Cavo, including $0.9 million in capital lease obligations for a purchase price of $5.5 million. Cavo provides specialty contracting services for leading cable multiple system operators. These services include the installation and maintenance of customer premise equipment, including set top boxes and modems. These two acquisitions were not material to the Company’s revenue, results of operations or financial position.

5.	Accounts Receivable

Accounts receivable consist of the following:

	2008	2007
	(Dollars in thousands)

Contract billings	$145,346	$144,835
Retainage	972	2,249
Other receivables	871	766

Total	147,189	147,850
Less: allowance for doubtful accounts	769	986

Accounts receivable, net	$146,420	$146,864

The allowance for doubtful accounts changed as follows:

	Fiscal Year Ended
	2008	2007
	(Dollars in thousands)

Allowance for doubtful accounts at beginning of period	$986	$1,964
Bad debt recovery, net	(43)	(61)
Amounts charged against the allowance	(174)	(917)

Allowance for doubtful accounts at end of period	$769	$986

As of July 26, 2008, the Company expected to collect all retainage balances within the next twelve months. Additionally, the Company believes that none of its significant customers were experiencing significant financial difficulty as of July 26, 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Costs and Estimated Earnings on Contracts in Excess of Billings

Costs and estimated earnings in excess of billings, net, consists of the following:

	2008	2007
	(Dollars in thousands)

Costs incurred on contracts in progress	$75,978	$76,316
Estimated to date earnings	18,292	19,076

Total costs and estimated earnings	94,270	95,392
Less: billings to date	483	712

	$93,787	$94,680

Included in the accompanying consolidated
balance sheets under the captions:
Costs and estimated earnings in excess of billings	$94,270	$95,392
Billings in excess of costs and estimated earnings	(483)	(712)

	$93,787	$94,680

The above amounts include both revenue for services from contracts based on units of delivery and cost-to-cost measures of the percentage of completion method.

7.	Property and Equipment

Property and equipment, including amounts for assets subject to capital leases, consists of the following:

	2008	2007
	(Dollars in thousands)

Land	$2,953	$2,953
Buildings	9,751	9,232
Leasehold improvements	3,959	2,104
Vehicles	204,814	198,256
Furniture and fixtures	40,339	34,580
Equipment and machinery	133,138	122,951

Total	394,954	370,076
Less accumulated depreciation	224,475	205,532

Property and equipment, net	$170,479	$164,544

Depreciation expense and repairs and maintenance, including amounts for assets subject to capital leases, were as follows:

	Fiscal Year Ended
	2008	2007	2006
	(Dollars in thousands)

Depreciation expense	$60,010	$51,002	$42,187
Repairs and maintenance expense	$19,966	$19,802	$17,898

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Goodwill and Intangible Assets

The Company’s goodwill and intangible assets consist of the following:

	Useful Life	2008	2007
	In Years	(Dollars in thousands)

Goodwill	N/A	$240,138	$250,830

Intangible Assets:
Carrying amount
Covenants not to compete	5	$800	$800
UtiliQuest tradename	Indefinite	4,700	4,700
Tradenames	4 - 15	2,925	2,925
Customer relationships	5 - 15	77,555	77,539

		85,980	85,964
Accumulated amortization:
Covenants not to compete		747	587
Tradenames		714	527
Customer relationships		21,659	14,728

		23,120	15,842

Net Intangible Assets		$62,860	$70,122

Amortization expense for finite-lived intangible assets for fiscal years 2008, 2007, and 2006 was $7.3 million, $6.8 million, and $4.3 million, respectively. The intangible customer relationships and trade names of Cable Express, acquired September 2006, totaling $22.8 million and $1.1 million, respectively, each have an estimated useful life of 15 years. The intangible customer relationships of Cavo, acquired March 2007, totaling $4.1 million have an estimated useful life of 15 years. Amortization for the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset. Amortization for the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible assets. Estimated amortization expense for fiscal 2009 through fiscal 2013 and thereafter for amortizing intangibles is as follows (dollars in thousands):

2009	$6,804
2010	$6,315
2011	$6,027
2012	$5,287
2013	$5,107
Thereafter	$28,620

During fiscal 2008, goodwill was reduced by approximately $0.5 million as a result of the receipt of escrowed funds by the Company for indemnification of claims related to the Cable Express acquisition (see Note 4) and by approximately $9.7 million due to an impairment charge as described further below. Additionally, goodwill decreased by approximately $0.5 million related to the application of FIN 48. See Note 12 for further discussion regarding the adoption and application of FIN 48.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Company’s fiscal 2008 annual impairment analysis, management determined that the goodwill of its Stevens Communications (“Stevens”) reporting unit and Nichols Construction (“Nichols”) reporting unit were impaired and consequently recognized goodwill impairment charges of approximately $5.9 and $3.8 million, respectively, during the fourth quarter of fiscal 2008. This determination was primarily the result of a change in management’s expectations of long-term cash flows from customers of Stevens and Nichols. As disclosed in previous filings with the Securities and Exchange Commission, each of these reporting units has a concentration of revenues from a limited number of customers. Changes in anticipated demand had an adverse impact on the expected future cash flows of the reporting units used in the annual impairment analysis performed during the fourth quarter of fiscal 2008. The reduction in demand is the result of the customers’ decisions regarding the allocation of their capital spending away from work management anticipated would be performed by these reporting units. In performing the SFAS No. 142 impairment assessment, management determined that this shift in demand was more than temporary, consequently impacting expected cash flows over the seven year period used in its goodwill analysis. Stevens and Nichols have remaining goodwill of $2.4 and $2.0 million, respectively, subsequent to the impairment. Excluding the goodwill impairment charge, the results of the Stevens and Nichols reporting units have not been material to the Company’s consolidated results. This change in anticipated demand levels did not have an adverse impact on the Company’s other subsidiaries.

During the third quarter of fiscal 2006, the Company recognized a goodwill impairment charge of approximately $14.8 million related to its Can Am Communications (“Can Am”) reporting unit. Although Can Am provides services to significant customers, it had underperformed compared to previous expectations due to its inability to achieve projected revenue growth and operational inefficiencies at the level of work performed. Management determined that these factors increased the uncertainty surrounding future levels of revenue expected from Can Am. The Company changed the senior management at Can Am during the later part of fiscal 2006, integrating certain of its operations with another subsidiary of the Company, in order to improve operational efficiency. The combination of the above factors had the effect of reducing the expected future cash flows of the Can Am reporting unit and are circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Accordingly, the Company performed an interim goodwill impairment test as of April 29, 2006. As a result of the impairment analysis, management determined that the estimated fair value of the reporting unit was less than its carrying value and, consequently, a goodwill impairment charge was recognized to write off Can Am’s goodwill.

The estimate of fair value of each of our reporting units was based on the Company’s projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business and operational strategies. The valuations employed a combination of present value techniques to measure fair value and considered market factors.

During the Company’s fiscal 2008 goodwill impairment test, the estimated fair value of the UtiliQuest reporting unit exceeded its carrying value by a margin of approximately 25%. The goodwill balance of this reporting unit may have an increased likelihood of impairment if a sustained downturn in customer demand were to occur, or if the reporting unit were not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in changes to other valuation assumptions. The UtiliQuest reporting unit, with a goodwill balance of $73.9 million, provides services to a broad range of customers including utilities and telecommunication providers in over 20 states throughout the United States. These services are required prior to underground excavation and are affected by overall economic activity. Demand for these services could decline during periods of economic downturn which could adversely affect the operations and cash flows of the reporting unit. Additionally, the UtiliQuest reporting unit was impacted by the $8.2 million charge for litigation described in Note 19 during fiscal 2008 and by increased professional fees related to this matter.

As of July 26, 2008, the Company believes the goodwill and other indefinite-lived intangible asset is recoverable for all of the reporting units; however, there can be no assurances that they will not be impaired in future periods. Certain of the Company’s reporting units also have other intangible assets including tradenames and customer relationship intangibles. As of July 26, 2008, management believes that the carrying amounts of these

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the asset may become impaired.

9.	Accrued Insurance Claims

The Company retains the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. The following table summarizes the Company’s primary insurance coverage and annual retention amounts as of July 26, 2008 which are applicable in all of the states in which the Company operates, except with respect to workers’ compensation insurance in three states in which the Company chooses to participate in a state fund (dollars in thousands):

Loss Retention — Per Occurrence:
Workers’ compensation liability claims	$1,000
Automobile liability claims	$1,000	(a)
General liability claims, except UtiliQuest, LLC.	$250	(a)
General liability claims for UtiliQuest, LLC.	$2,000	(a)
Employee health plan claims (per participant per annum)	$250
Stop Loss and Umbrella Coverage(a):
Aggregate stop loss coverage for workers’ compensation, automobile and general liability claims	$55,000	(b)
Umbrella liability coverage for automobile, general liability, and employer’s liability claims	$95,000

(a)	The Company retains the risk of loss for automobile liability and general liability between $2.0 million and $5.0 million on a per occurrence basis in excess of the retention amount stated in the table, subject to an aggregate stop loss of $10.0 million for this layer.

(b)	Aggregate stop loss coverage for workers’ compensation automobile and general liability claims was $38,800 for fiscal 2007.

Accrued insurance claims consist of the following:

	2008	2007
	(Dollars in thousands)

Amounts expected to be paid within one year:
Accrued auto, general liability and workers’ compensation	$16,599	$13,748
Accrued employee group health	4,506	3,678
Accrued damage claims	8,729	9,476

	29,834	26,902
Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers’ compensation	30,156	25,217
Accrued damage claims	7,019	7,868

	37,175	33,085

Total accrued insurance claims	$67,009	$59,987

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

	2008	2007
	(Dollars in thousands)

Accrued payroll and related taxes	$25,935	$27,870
Accrued employee benefit and bonus costs	7,017	9,293
Accrued construction costs	10,434	10,272
Interest payable	3,621	3,587
Other	19,268	12,054

Total other accrued liabilities	$66,275	$63,076

As of July 26, 2008, Other includes approximately $8.6 million related to the legal settlement at the Company’s UtiliQuest, LLC, S.T.S., LLC and Locating, Inc. subsidiaries. See Note 19, Commitments and Contingencies.

11.	Debt

The Company’s debt consists of the following:

	2008	2007
	(Dollars in thousands)

Senior subordinated notes	$150,000	$150,000
Borrowings under the bank credit agreement	—	10,000
Capital leases	3,355	6,792
Notes payable	—	18

	153,355	166,810
Less: current portion	2,306	3,301

Long-term debt	$151,049	$163,509

In October 2005, Dycom Investments, Inc., a wholly-owned subsidiary of the Company, issued 8.125% senior subordinated notes (“Notes”) due October 2015 in the amount of $150.0 million. Interest is due semi-annually on April 15th and October 15th of each year. The indenture governing the Notes contains covenants that restrict the Company’s ability to: make certain payments, including the payment of dividends; redeem or repurchase capital stock of the Company; incur additional indebtedness and issue preferred stock; make investments; create liens; enter into sale and leaseback transactions; merge or consolidate with another entity; sell assets; and enter into transactions with affiliates. As of July 26, 2008, the Company was in compliance with all covenants and conditions under the indenture governing the Notes.

The Company’s Credit Agreement provides for a revolving line of credit that will expire in December 2009 with an aggregate capacity of $300.0 million. The Credit Agreement requires the Company to: (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.0 as measured at the end of each fiscal quarter; (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter; and (iii) maintain consolidated tangible net worth as calculated at the end of each fiscal quarter, of not less than $50.0 million plus 50% of consolidated net income (if positive) from September 8, 2005 to the date of computation plus 75% of the equity issuances made from September 8, 2005 to the date of computation (other than equity issuances made after November 16, 2007 pursuant to employee stock option programs in an amount not to exceed $20.0 million during the term of the Credit Agreement). As of July 26, 2008, the Company had no outstanding borrowings and $46.9 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are primarily issued to insurance companies as part of the Company’s insurance program and bear

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest at 1.625% per annum. At July 26, 2008, the Company had additional borrowing availability of $169.1 million under the most restrictive covenants of the Credit Agreement and was in compliance with the financial covenants and conditions.

The Company had $3.4 million in capital lease obligations as of July 26, 2008. The capital lease obligations were assumed in connection with the fiscal 2007 acquisitions of Cable Express and Cavo. The capital leases include obligations for certain vehicles and computer equipment and expire at various dates through fiscal year 2011.

12.	Income Taxes

The Company adopted FIN 48 on July 29, 2007, the first day of fiscal 2008. As a result of adoption, retained earnings decreased by approximately $2.1 million. The adoption also resulted in the reclassification of accruals for uncertain tax positions from income taxes payable to other accrued liabilities and other liabilities in the accompanying consolidated balance sheet. After recognizing these impacts upon adoption, the total amount of unrecognized tax benefits was approximately $6.6 million. During fiscal 2008, the Company reversed liabilities for unrecognized tax benefits and interest expense that were no longer required, resulting in a $2.0 million decrease in the Company’s provision for income taxes, $0.9 million decrease in interest expense, and $0.2 million decrease in goodwill.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

Balance at adoption on July 29, 2007	$6,569
Additions based on tax positions related to the current year	329
Settlements with taxing authorities	(702)
Expiration of statutes of limitations	(1,992)

Balance at July 26, 2008	$4,204

The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. A reconciliation of the accruals, payments, and reversals for interest and penalties is as follows:

	Interest	Penalties
	(Dollars in thousands)

Balance at adoption on July 29, 2007	$1,237	$—
Current year accruals	621	12
Current year payments	(61)	—
Current year reversals	(893)	—

Balance at July 26, 2008	$904	$12

As of July 26, 2008, the total amount remaining of unrecognized tax benefits is $4.2 million. If it is subsequently determined this amount is not required, approximately $4.0 million would affect the Company’s effective tax rate and $0.2 million would reduce goodwill during the periods recognized.

The Company files income tax returns in the U.S. federal jurisdiction, multiple state jurisdictions, and in Canada. The Company is no longer subject to U.S. federal and most state and local income tax examinations for years up through 2004. Management believes its provision for income taxes is adequate; however, any material assessment could adversely affect the Company’s results of operations, cash flows and liquidity. Measurement of certain aspects of the Company’s tax positions are based on interpretations of tax regulations, federal and state case law and the applicable statutes. Based on these interpretations, management believes it is reasonably possible that unrecognized tax benefits will decrease in the next twelve months in the amount of approximately $1.3 million, primarily as a result of the expiration of various statutes of limitations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision (benefit) for income taxes for continuing operations are as follows:

	Fiscal Year Ended
	2008	2007	2006
	(Dollars in thousands)

Current:
Federal	$12,026	$22,002	$19,231
State	3,195	3,543	2,856

	15,221	25,545	22,087

Deferred:
Federal	(1,161)	1,360	171
Foreign	(222)	149	(128)
State	(658)	221	28

	(2,041)	1,730	71

Total tax provision	$13,180	$27,275	$22,158

The provision (benefit) for income taxes for discontinued operations in fiscal 2008, 2007, and 2006 was $(1.8) million, $(0.2) million, and $0.1 million, respectively.

The deferred tax provision is the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The significant components of deferred tax assets and liabilities are comprised of the following:

	2008	2007
	(Dollars in thousands)

Deferred tax assets:
Insurance and other non-deductible reserves	$32,412	$25,576
Allowance for doubtful accounts and reserves	639	907
Other	4,344	3,115

Gross deferred tax assets	37,395	29,598
Valuation allowance	(330)	—

Net deferred tax assets	$37,065	$29,598

Deferred tax liabilities:
Property and equipment	$19,486	$14,687
Goodwill and intangibles	17,746	18,749

	$37,232	$33,436

Net deferred tax assets (liabilities)	$(167)	$(3,838)

As of July 26, 2008, we had approximately $1.4 million of federal and foreign and $11.8 million of state net operating loss carryforwards, which are mostly set to expire between 2012 and 2028. The valuation allowance has been developed to reduce our deferred asset to an amount that is more likely than not to be realized, and is based upon the uncertainty of the realization of certain state deferred assets related to net operating loss carryforwards.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the total tax provision and the amount computed by applying the statutory federal income tax rates to pre-tax income from continuing operations is as follows:

	Fiscal Year Ended
	2008	2007	2006
	(Dollars in thousands)

Statutory rate applied to pre-tax income	$13,154	$24,317	$14,069
State taxes, net of federal tax benefit	1,649	2,446	1,875
Write-down of goodwill, with no tax benefit	—	—	5,192
Permanent differences	865	507	1,092
Tax effect of FIN 48 reversals	(1,864)	—	—
Other items, net	(624)	5	(70)

Total tax provision	$13,180	$27,275	$22,158

13.  Other Income, net

The components of other income, net, are as follows:

	Fiscal Year Ended
	2008	2007	2006
	(Dollars in thousands)

Gain on sale of fixed assets	$6,724	$8,125	$5,861
Miscellaneous income	430	522	472

Total other income, net	$7,154	$8,647	$6,333

14.	Employee Benefit Plans

The Company and its subsidiaries sponsor a defined contribution plan that provides retirement benefits to eligible employees that elect to participate. Under the plan, participating employees may defer up to 15% of their base pre-tax compensation. The Company contributes 30% of the first 5% of base compensation that a participant contributes to the plan. The Company’s contributions were $1.4 million, $1.3 million, and $1.2 million in fiscal 2008, 2007, and 2006, respectively.

A subsidiary acquired in fiscal 2007 participates in a multiemployer defined benefit pension plan that covers certain of its employees. The subsidiary makes periodic contributions to the plan to meet the benefit obligations. During fiscal 2008 and 2007, the subsidiary contributed approximately $4.9 million and $2.5 million, respectively, to the plan.

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

On each of August 28, 2007 and May 20, 2008, the Company’s Board of Directors authorized the repurchase of up to $15 million of its common stock over an eighteen month period in open market or private transactions (for an aggregate authorization of $30 million). The Company repurchased and cancelled 1,693,500 shares during fiscal

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008 at an average price per share of $14.83. As of July 26, 2008, approximately $4.8 million of the authorized amount remains for the repurchase of common stock.

16.	Stock-Based Awards

The Company’s stock-based award plans are comprised of the following (collectively, “the Plans”):

•	the 1991 Incentive Stock Option Plan (“1991 Plan”)

•	the Arguss Communications, Inc. 1991 Stock Option Plan (“1991 Arguss Plan”)

•	the 1998 Incentive Stock Option Plan (“1998 Plan”)

•	the 2001 Directors Stock Option Plan (“2001 Directors Plan”)

•	the 2002 Directors Restricted Stock Plan (“2002 Directors Plan”)

•	the 2003 Long-term Incentive Plan (“2003 Plan”)

•	the 2007 Non-Employee Directors Equity Plan (“2007 Directors Plan”)

The outstanding options under the 1991 Plan, the 1991 Arguss Plan, the 1998 Plan, and the 2003 Plan are fully vested, except 35,000 options granted in fiscal 2008 under the 2003 Plan which vest ratably over a four-year period. Outstanding options granted under the 2001 Directors Plan and 2007 Directors Plan, vest and become exercisable ratably over a four-year period, beginning on the date of the grant. Under the 2003 Plan, time vesting restricted shares and units that are outstanding vest ratably over a period of four years. Performance vesting restricted shares and units that are outstanding vest over a three year period from grant date, if certain annual and three year Company performance goals are achieved. The Company’s policy is to issue new shares to satisfy equity awards under the Plans. Under the terms of the current plans, stock options are granted at the closing price on the date of the grant and are exercisable over a period of up to ten years.

On November 20, 2007, the Company’s shareholders approved the 2007 Directors Plan. Subsequent to that date no further grants will be made under the Company’s 2001 Directors Plan and the 2002 Directors Plan. As under the 2001 Directors Plan and the 2002 Directors Plan, the 2007 Directors Plan provides for equity grants to non-employee directors upon their initial election or appointment to the Board of Directors and for annual equity grants to continuing non-employee directors. Additionally, to the extent that a non-employee director does not beneficially own 7,500 shares of Company common stock, the plan requires a portion of such directors annual fees to be paid in the form of restricted share or restricted share units. As of July 26, 2008, there were 253,236 shares available for issuance under the 2007 Directors Plan.

The following table lists the number of shares available and outstanding under each plan as of July 26, 2008, including restricted performance shares and units that will be issued under outstanding awards if certain performance goals are met:

			Unvested
			Restricted
		Outstanding	Shares and	Shares
	Plan	Stock	Units	Available for
	Expiration	Options	Outstanding	Grant

1991 Plan	Expired	45,000	—	—
1991 Arguss Plan(a)	N/A	53,436	—	—
2001 Directors Plan(a)	2011	66,501	—	—
2002 Directors Plan(a)	2012	—	8,030	—
1998 Plan(b)	2008	1,374,969	—	818,873
2003 Plan	2013	803,047	758,686	1,905,837
2007 Directors Plan	2017	32,604	11,606	253,236

		2,375,557	778,322	2,977,946

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	No further awards will be made under the 1991 Arguss Plan, the 2001 Directors Plan, or the 2002 Directors Plan.

(b)	The 818,873 available shares under the 1998 Plan that have been authorized but not issued are available for grant under the 2003 Plan.

The following tables summarize the stock-based awards outstanding at July 26, 2008:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Subject to	Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value
				(In thousands)

Options outstanding	2,375,557	$29.45	4.3	$766

Options exercisable	2,282,702	$29.82	4.1	$660

			Weighted
		Weighted	Average	Aggregate
	Restricted	Average	Remaining	Intrinsic
	Shares/Units	Grant Price	Vesting Period	Value
				(In thousands)

Unvested time vesting shares/units	134,872	$24.32	2.2	$2,158

Unvested performance vesting shares/units	643,450	$24.95	1.5	$10,295

The aggregate intrinsic value for stock options and restricted shares and units in the preceding tables are based on the Company’s closing stock price of $16.00 on July 26, 2008. These amounts represent the total intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date, before any applicable taxes. During fiscal 2008, 2007, and 2006, the total intrinsic value of stock options exercised was $0.6 million, $3.7 million, and $1.4 million, respectively. During fiscal 2008, 2007, and 2006, the total fair value of restricted stock vested was $7.1 million, $3.9 million, and $0.9 million, respectively.

The following table summarizes the stock-based awards activity during fiscal 2008:

			Time Vesting Restricted
	Stock Options		Shares/Units		Performance Vesting Restricted Shares/Units
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Grant		Grant
	Shares	Price	Shares/Units	Price	Shares/Units	Price

Outstanding as of July 28, 2007	2,494,343	$29.78	156,766	$23.37	781,932	$21.57
Granted	67,604	$19.66	56,878	$27.24	560,142	$27.38
Options Exercised/Shares and Units Vested	(63,878)	$20.96	(78,310)	$24.45	(194,622)	$21.80
Forfeited or cancelled	(122,512)	$35.20	(462)	$21.64	(504,002)	$23.42

Outstanding as of July 26, 2008	2,375,557	$29.45	134,872	$24.32	643,450	$24.95

The performance vesting restricted shares and units in the above table represent the maximum number of awards which may vest under the outstanding grants assuming that all performance criteria are met.

During fiscal 2008, the Company granted time-based and performance-based restricted stock units. The fair value of restricted shares and units is estimated on the date of grant and is generally equal to the closing stock price of the Company on the date of grant. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions including: expected volatility based on the historical price of the Company’s stock over the expected life of the option; the risk free rate of return based on the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on the Company’s history and expectation of dividend payments. The following table summarizes the average fair value of stock options and restricted shares and units granted during fiscal 2008, 2007, and 2006.

	Fiscal Year Ended
	2008	2007	2006

Weighted average fair value of restricted stock and units granted	$27.37	$21.25	$22.05
Weighted average fair value of stock options granted	$9.96	$13.79	$13.57
Stock option assumptions:
Risk-free interest rate	3.5%	4.6%	4.4%

Expected life (years)	6.6	9.0	9.0

Expected volatility	46.6%	53.7%	54.7%

Expected Dividends	—	—	—

The time vesting restricted units granted to employees and officers of the Company vest ratably over a period of four years. Each restricted unit will be settled in one share of the Company’s common stock on the vesting date. Upon each annual vesting, 50% of the newly vested shares (net of any shares used to satisfy tax withholding obligations) are restricted from sale or transferability (“restricted holdings”). The restrictions on sale or transferability of the restricted holdings will end 90 days after termination of employment of the holder. When the holder has accumulated restricted holdings having a value equal to or greater than the holder’s annual base salary then in effect, future grants will no longer be subject to the restriction on transferability.

The performance vesting restricted units were granted to employees and officers of the Company and represent the maximum number of awards which may vest under the grant. Each restricted unit will be settled in one share of the Company’s common stock upon vesting. The performance vesting restricted units vest over a three year period from grant date, if certain annual Company performance targets are met. The performance targets are based on a combination of the Company’s fiscal year operating earnings (adjusted for certain amounts) as a percentage of contract revenues and the Company’s fiscal year operating cash flow level. Additionally, the awards include three year performance goals with similar measures as the fiscal year targets which if met result in supplemental shares awarded.

Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the consolidated statements of operations. The compensation expense and the related tax benefit recognized related to stock options, restricted share and restricted share units for fiscal 2008, 2007, and 2006 is as follows:

	For the Year Ended
	2008	2007	2006
	(Dollars in thousands)

Stock-based compensation expense	$5,156	$6,220	$4,730
Tax benefit recognized	$(1,988)	$(2,534)	$(1,485)

The Company evaluates compensation expense quarterly and only recognizes compensation expense for performance based awards if management determines it is probable that the performance criteria for the awards will be met. The total amount of compensation ultimately recognized is based on the number of awards that actually vest. During fiscal 2008, the performance criteria of certain of the stock-based awards was not achieved for the fiscal 2008 performance period and, as a result, stock-based compensation expense was reduced for these awards. Accordingly, the amount of compensation expense recognized during fiscal 2008 may not be representative of future stock-based compensation expense.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Plans, the maximum total unrecognized compensation expense and weighted-average period over which the expense would be recognized subsequent to July 26, 2008 is shown below. For performance based awards, the unrecognized compensation cost is based upon the maximum amount of restricted stock and units that can be earned under outstanding awards. If the performance goals are not met, no compensation expense will be recognized for these shares/units and compensation expense previously recognized will be reversed.

	Unrecognized	Weighted-
	Compensation	Average
	Expense	Period
	(In thousands)	(In years)

Stock options	$603	2.7
Unvested time vesting shares/units	$2,574	2.2
Unvested performance vesting shares/units	$14,532	1.5

During fiscal 2008, 2007, and 2006, the Company received cash of $1.3 million, $7.1 million, and $2.8 million, respectively, from the exercise of stock options and realized a tax benefit of approximately $2.9 million, $2.9 million, and $0.6 million, respectively.

17.	Related Party Transactions

The Company leases administrative offices from entities related to officers of certain of the Company’s subsidiaries. The total expense under these arrangements for each of fiscal 2008, 2007, and 2006 was $1.4 million, $1.3 million, and $1.3 million. The Company paid approximately $0.3 million, $0.7 million, and $0.6 million for fiscal 2008, 2007, and 2006, respectively, in subcontracting services to entities related to officers of certain of its subsidiaries. Additionally, the Company paid approximately $0.2 million, respectively, in each of fiscal 2008, 2007, and 2006 to officers of certain of the Company’s subsidiaries for other business purposes. The remaining future minimum lease commitments under these arrangements are $0.4 million during fiscal 2009 and are immaterial in subsequent periods.

18.	Concentration of Credit Risk

The Company’s operating subsidiaries obtain contracts from both public and private concerns. For the last three fiscal years, revenues from AT&T, Inc. (“AT&T”), Verizon Communications, Inc. (“Verizon”), and Comcast Cable Corporation (“Comcast”) represented the following percentages of total revenue from continuing operations:

	Fiscal Year Ended
	2008	2007	2006

AT&T	18.9%	19.2%	22.8%
Verizon	18.4%	17.9%	19.1%
Comcast	11.9%	11.6%	8.6%

Financial instruments which subject the Company to concentrations of credit risk consist almost entirely of trade accounts receivable. AT&T, Verizon, and Comcast represent a significant portion of the Company’s customer base. As of July 26, 2008, the total outstanding trade receivables from AT&T, Verizon, and Comcast were approximately $21.4 million or 14.6%, $29.2 million or 19.8%, and $21.0 million or 14.3%, respectively, of the outstanding trade receivables.

19.	Commitments and Contingencies

In the normal course of business, tax positions exist for which the ultimate outcome is uncertain. The Company establishes reserves to reverse some or all of the tax benefit of our tax positions at the time we determine that it becomes uncertain. For purposes of evaluating whether a tax position is uncertain, management presumes the tax position will be examined by the relevant taxing authority; the technical merits of a tax position are derived from authorities in the tax law and their applicability to the facts and circumstances of the tax position; and each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the “more likely than not” recognition threshold would be recognized in the Company’s income tax expense in the first interim period when the uncertainty disappears; when the matter is effectively settled; or when the applicable statute of limitations expires.

During fiscal 2007, the Company was contacted by counsel representing current and former employees alleging violations of the Fair Labor Standards Act and state wage and hour laws at the Company’s UtiliQuest, LLC, S.T.S., LLC and Locating, Inc. subsidiaries. The claims included periods dating primarily from September 2003 through January 31, 2007 and cover a number of states where these subsidiaries conducted business. During the second quarter of fiscal 2008, these subsidiaries reached an agreement to settle these claims through a structured mediation process. While the subsidiaries deny the allegations underlying the dispute, they agreed to the mediated settlement to avoid additional legal fees, the uncertainty of a jury trial and the management time that would have been devoted to litigation. The time period for plaintiffs to opt-in to the class lapsed in July 2008. Excluding legal expenses of the Company, approximately $8.2 million was incurred pursuant to the settlement during fiscal 2008.

From time to time, the Company and its subsidiaries are also party to various other claims and legal proceedings. Additionally, as part of the Company’s insurance program, the Company retains the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. For these claims, the effect on the Company’s financial statements is generally limited to the amount of the Company’s insurance deductible or insurance retention. It is the opinion of the Company’s management, based on information available at this time, that none of such other pending claims or proceedings will have a material effect on its consolidated financial statements.

The Company and its subsidiaries have operating leases covering office facilities, vehicles, and equipment that have original noncancelable terms in excess of one year. Certain of these leases contain renewal provisions and generally require the Company to pay insurance, maintenance, and other operating expenses. Total expense incurred under these operating lease agreements, excluding the transactions with related parties (see Note 17), for fiscal 2008, 2007, and 2006, was $8.9 million, $8.4 million, and $6.9 million, respectively. The Company also incurred rental expense of approximately $11.3 million, $7.8 million, and $9.9 million, respectively, related to facilities, vehicles, and equipment which are being leased under original terms that are less than one year. The future minimum obligation during each fiscal year through fiscal 2013 and thereafter under the leases with noncancelable terms in excess of one year is as follows:

Future Minimum
Lease Payments
(Dollars in thousands)

2009	$8,630
2010	6,003
2011	3,495
2012	2,257
2013	2,081
Thereafter	8,086

Total	$30,552

Performance Bonds and Guarantees.

The Company has obligations under performance bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its obligations under contract. As of July 26, 2008, the Company had $37.1 million of outstanding performance bonds. As of July 26, 2008, no events have occurred in which the customers have exercised their rights under the performance bonds.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Fiscal Year Ended
	2008	2007	2006
	(Dollars in thousands)

Telecommunications	$936,964	$849,897	$717,225
Underground facility locating	217,645	214,656	218,418
Electric utilities and other construction and maintenance	75,347	73,259	59,330

Total contract revenues	$1,229,956	$1,137,812	$994,973

One of the Company’s subsidiaries earned revenues from contracts in Canada of approximately $3.5 million, $4.7 million, and $0.6 million in fiscal 2008, 2007, and 2006, respectively. The Company had no material long-lived assets in the Canadian operations at July 26, 2008 and July 28, 2007.

21.	Quarterly Financial Data (Unaudited)

In the opinion of management, the following unaudited quarterly data for fiscal 2008 and 2007 reflect all adjustments (consisting of normal recurring accruals), which are necessary to present a fair presentation of amounts shown for such periods. During fiscal 2007, the Company discontinued the operations of a wholly-owned subsidiary and has presented its results separately in the selected quarterly financial data above for all periods presented (see Note 2, Discontinued Operations). The earnings per common share calculation for each quarter is based on the weighted average shares of common stock outstanding plus the dilutive effect of stock options and restricted shares and units.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share amounts)

Fiscal 2008(1):
Revenues	$329,672	$284,758	$293,440	$322,087
Gross Profit	$68,360	$36,852	$53,842	$59,684
Income (loss) from Continuing Operations	$15,257	$(3,133)	$7,693	$4,587
Loss from Discontinued Operations	$(330)	$(93)	$(807)	$(1,497)
Net Income (loss)	$14,927	$(3,226)	$6,886	$3,090
Earnings (loss) per Common Share — Basic:
Income (loss) from continuing operations	$0.37	$(0.08)	$0.19	$0.12
Income (loss) from discontinued operations	(0.01)	—	(0.02)	(0.04)

Net income (loss)	$0.37	$(0.08)	$0.17	$0.08

Earnings (loss) per Common Share — Diluted:
Income (loss) from continuing operations	$0.37	$(0.08)	$0.19	$0.12
Income (loss) from discontinued operations	(0.01)	—	(0.02)	(0.04)

Net income (loss)	$0.36	$(0.08)	$0.17	$0.08

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share amounts)

Fiscal 2007(2):
Revenues	$270,553	$258,293	$291,643	$317,324
Gross Profit	$52,788	$47,522	$57,986	$64,266
Income from Continuing Operations	$9,526	$5,648	$12,570	$14,458
Income (Loss) from Discontinued Operations	$34	$(63)	$(125)	$(164)
Net Income	$9,560	$5,585	$12,445	$14,294
Earnings per Common Share — Basic:
Income from continuing operations	$0.24	$0.14	$0.31	$0.36
Income (loss) from discontinued operations	—	—	—	—

Net income	$0.24	$0.14	$0.31	$0.35

Earnings per Common Share — Diluted:
Income from continuing operations	$0.24	$0.14	$0.31	$0.35
Income (loss) from discontinued operations	—	—	—	—

Net income	$0.24	$0.14	$0.31	$0.35

Earnings per share amounts may not add due to rounding. Additionally, the sum of the quartely results may not equal the reported annual amounts due to rounding.

(1)	During the second and fourth quarters of fiscal 2008, the Company incurred charges of approximately $7.6 million and $0.6 million, respectively, for amounts expected to be paid to current and former employees of its UtiliQuest, LLC, S.T.S., LLC and Locating, Inc. subsidiaries in connection with the settlement of litigation (see Note 19.) During the fourth quarter of fiscal 2008, the Company incurred goodwill impairment charges of $5.9 million and $3.8 million related to the Stevens Communications reporting unit and Nichols Construction reporting unit, respectively, as a result of its annual SFAS No. 142 valuation of reporting units. Additionally, during the fourth quarter of fiscal 2008, the Company incurred approximately $1.2 in discontinued operations for the settlement of litigation at the Company’s Apex Digital, LLC subsidiary.

(2)	The Company acquired the outstanding common stock of Cable Express in September 2006.

22.	Supplemental Consolidating Financial Statements

During fiscal 2006, the Company completed an offering of 8.125% senior subordinated notes in the amount of $150.0 million (see Note 11). The Notes were issued by Dycom Investments, Inc. (“Issuer”), a wholly owned subsidiary of the Company. The following consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent”) on a parent only basis, (ii) the Issuer, (iii) the guarantor subsidiaries for the Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The consolidating statements of cash flows for fiscal 2007 and fiscal 2006 have been restated to correct the presentation of transactions that are settled on a net basis through the Company’s intercompany payables and receivables. Previously, the Company had presented certain intercompany activity between the Parent, Issuer, guarantor, and non-guarantor subsidiaries as operating activities of the Parent. The impact of these activities is now reflected in the operating activity of the guarantor and non-guarantor subsidiaries. Additionally, cash flow activity of the Issuer related to the payment of interest has been restated as an operating activity. These amounts had previously been reflected in the financing section as part of transactions that are settled on a net basis through the Issuer’s intercompany payables. There was no impact on the consolidated statement of cash flows for fiscal 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
JULY 26, 2008

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)

ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$21,568	$500	$—	$22,068
Accounts receivable, net	6	—	145,805	609	—	146,420
Costs and estimated earnings in excess of billings	—	—	94,122	148	—	94,270
Deferred tax assets, net	1,912	—	17,452	101	(118)	19,347
Income taxes receivable	6,014	—	—	—	—	6,014
Inventories	—	—	8,991	3	—	8,994
Other current assets	2,192	—	4,633	476	—	7,301
Current assets of discontinued operations	—	—	667	—	—	667

Total current assets	10,124	—	293,238	1,837	(118)	305,081

Property and equipment, net	12,795	—	144,410	13,872	(598)	170,479
Goodwill	—	—	240,138	—	—	240,138
Intangible assets, net	—	—	62,860	—	—	62,860
Deferred tax assets, net non-current	66	228	—	—	(294)	—
Investment in subsidiaries	766,921	1,134,086	—	1	(1,901,008)	—
Intercompany receivables	—	—	564,177	—	(564,177)	—
Other	3,830	3,596	3,041	11	—	10,478

Total non-current assets	783,612	1,137,910	1,014,626	13,884	(2,466,077)	483,955

TOTAL	$793,736	$1,137,910	$1,307,864	$15,721	$(2,466,195)	$789,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$804	$—	$28,882	$148	$1	$29,835
Current portion of debt	—	—	2,306	—	—	2,306
Billings in excess of costs and estimated earnings	—	—	483	—	—	483
Accrued insurance claims	672	—	28,968	194	—	29,834
Deferred tax liabilities	—	120	—	—	(120)	—
Other accrued liabilities	5,217	3,546	55,922	1,613	(23)	66,275
Current liabilities of discontinued operations	—	—	2,731	—	—	2,731

Total current liabilities	6,693	3,666	119,292	1,955	(142)	131,464
LONG-TERM DEBT	—	150,000	1,049	—	—	151,049
ACCRUED INSURANCE CLAIMS	939	—	35,940	296	—	37,175
DEFERRED TAX LIABILITIES, net non-current	—	—	18,755	1,054	(295)	19,514
INTERCOMPANY PAYABLES	336,705	217,323	—	10,161	(564,189)	—
OTHER LIABILITIES	5,306	—	7	—	1	5,314
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	—	427	—	—	427

Total liabilities	349,643	370,989	175,470	13,466	(564,625)	344,943

Total stockholders’ equity	444,093	766,921	1,132,394	2,255	(1,901,570)	444,093

TOTAL	$793,736	$1,137,910	$1,307,864	$15,721	$(2,466,195)	$789,036

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
JULY 28, 2007

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
			(Dollars in thousands)

ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$18,304	$558	$—	$18,862
Accounts receivable, net	3	—	145,210	1,651	—	146,864
Costs and estimated earnings in excess of billings	—	—	95,310	82	—	95,392
Deferred tax assets, net	1,150	—	14,174	154	—	15,478
Inventories	—	—	8,221	47	—	8,268
Other current assets	1,980	—	5,129	157	—	7,266
Current assets of discontinued operations	—	—	307	—	—	307

Total current assets	3,133	—	286,655	2,649	—	292,437

Property and equipment, net	10,312	—	150,104	4,220	(92)	164,544
Goodwill	—	—	250,830	—	—	250,830
Intangible assets, net	—	—	70,122	—	—	70,122
Deferred tax assets, net non-current	7	—	—	—	(7)	—
Investment in subsidiaries	735,765	997,947	—	—	(1,733,712)	—
Intercompany receivables	—	—	402,801	—	(402,801)	—
Other	3,778	3,947	4,099	7	—	11,831

Total non-current assets	749,862	1,001,894	877,956	4,227	(2,136,612)	497,327

TOTAL	$752,995	$1,001,894	$1,164,611	$6,876	$(2,136,612)	$789,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,411	$—	$26,845	$119	$—	$30,375
Current portion of debt	—	—	3,301	—	—	3,301
Billings in excess of costs and estimated earnings	—	—	712	—	—	712
Accrued insurance claims	627	—	25,959	316	—	26,902
Income taxes payable	1,947	—	—	—	—	1,947
Other accrued liabilities	5,292	3,546	53,448	790	—	63,076
Current liabilities of discontinued operations	—	—	939	—	—	939

Total current liabilities	11,277	3,546	111,204	1,225	—	127,252
LONG-TERM DEBT	10,000	150,000	3,509	—	—	163,509
ACCRUED INSURANCE CLAIMS	943	—	31,629	513	—	33,085
DEFERRED TAX LIABILITIES, net non-current	—	—	19,202	121	(7)	19,316
INTERCOMPANY PAYABLES	284,834	112,583	—	5,418	(402,835)	—
OTHER LIABILITIES	1,310	—	12	—	—	1,322
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	—	649	—	—	649

Total liabilities	308,364	266,129	166,205	7,277	(402,842)	345,133

Total stockholders’ equity	444,631	735,765	998,406	(401)	(1,733,770)	444,631

TOTAL	$752,995	$1,001,894	$1,164,611	$6,876	$(2,136,612)	$789,764

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED JULY 26, 2008

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)

REVENUES:
Contract revenues	$—	$—	$1,225,263	$4,693	$—	$1,229,956

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	1,008,196	4,623	(1,600)	1,011,219
General and administrative	25,899	228	69,172	3,644	(1)	98,942
Depreciation and amortization	1,966	—	64,364	958	—	67,288
Goodwill impairment charge	—	—	9,672	—	—	9,672
Intercompany charges (income), net	(27,996)	—	25,079	812	2,105	—

Total	(131)	228	1,176,483	10,037	504	1,187,121

Interest income	9	—	679	3	—	691
Interest expense	(201)	(12,538)	(357)	—	—	(13,096)
Other income, net	61	—	6,857	236	—	7,154

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	(12,766)	55,959	(5,105)	(504)	37,584
PROVISION (BENEFIT) FOR INCOME TAXES	—	(4,549)	19,548	(1,819)	—	13,180

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(8,217)	36,411	(3,286)	(504)	24,404
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(2,726)	—	—	(2,726)

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(8,217)	33,685	(3,286)	(504)	21,678
EQUITY IN EARNINGS OF SUBSIDIARIES	21,678	29,895	—	—	(51,573)	—

NET INCOME (LOSS)	$21,678	$21,678	$33,685	$(3,286)	$(52,077)	$21,678

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED JULY 26, 2008

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
			(Dollars in thousands)

Net cash (used in) provided by operating activities	$(5,832)	$(5,447)	$115,408	$664	$(504)	$104,289

Cash flows from investing activties(1):
Restricted cash	(361)	—	71	—	—	(290)
Capital expenditures	(6,647)	—	(56,979)	(8,445)	—	(72,071)
Proceeds from sale of assets	—	—	9,125	615	—	9,740
Proceeds from indemnification claims related to acquisition	—	—	522	—	—	522

Net cash (used in) provided by investing activities	(7,008)	—	(47,261)	(7,830)	—	(62,099)

Cash flows from financing activties:
Proceeds from long-term debt	30,000	—	—	—	—	30,000
Principal payments on long-term debt	(40,000)	—	(3,496)	—	—	(43,496)
Repurchases of common stock	(25,159)	—	—	—	—	(25,159)
Excess tax benefit from share-based awards	479	—	—	—	—	479
Restricted stock tax withholdings	(2,147)	—	—	—	—	(2,147)
Exercise of stock options and other	1,339	—	—	—	—	1,339
Intercompany funding	48,328	5,447	(61,387)	7,108	504	—

Net cash provided by (used in) financing activities	12,840	5,447	(64,883)	7,108	504	(38,984)

Net increase in cash and equivalents	—	—	3,264	(58)	—	3,206
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	18,304	558	—	18,862

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$21,568	$500	$—	$22,068

(1)	During fiscal 2008, the Issuer made non-cash investments of $95.3 million and $1.8 million in the Subsidiary Guarantors and a Non-Guarantor Subsidiary, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED JULY 28, 2007

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$2,492	$(7,564)	$117,154	$(3,566)	$(55)	$108,461

Cash flows from investing activities:
Restricted cash	(546)	—	150	—	—	(396)
Capital expenditures	(6,310)	—	(68,896)	(1,910)	—	(77,116)
Proceeds from sale of assets	2,149	—	12,636	—	—	14,785
Cash paid for acquisitions	(1,135)	—	(60,710)	—	—	(61,845)

Net cash used in investing activities	(5,842)	—	(116,820)	(1,910)	—	(124,572)

Cash flows from financing activities:
Proceeds from long-term debt	115,000	—	—	—	—	115,000
Principal payments on long-term debt	(105,000)	—	(8,627)	—	—	(113,627)
Excess tax benefit from share based awards	382	—	—	—	—	382
Restricted stock tax withholdings	(1,100)	—	—	—	—	(1,100)
Exercise of stock options and other	7,050	—	—	—	—	7,050
Intercompany funding	(12,982)	7,564	(652)	6,015	55	—

Net cash provided by (used in) financing activities	3,350	7,564	(9,279)	6,015	55	7,705

Net decrease in cash and equivalents	—	—	(8,945)	539	—	(8,406)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	27,249	19	—	27,268

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$18,304	$558	$—	$18,862

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED JULY 29, 2006

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$(2,801)	$(2,634)	$109,998	$(2,289)	$—	$102,274

Cash flows from investing activties:
Restricted cash	(291)	—	—	—	—	(291)
Capital expenditures	(1,164)	—	(55,641)	(335)	—	(57,140)
Proceeds from sale of assets	—	—	9,810	—	—	9,810
Purchase of short-term investments	—	—	(79,985)	—	—	(79,985)
Proceeds from the sale of short-term investments	—	—	79,985	—	—	79,985
Cash paid for acquisitions	—	—	(65,391)	—	—	(65,391)

Net cash used in investing activities	(1,455)	—	(111,222)	(335)	—	(113,012)

Cash flows from financing activties:
Debt issuance costs	(284)	(4,520)	—	—	—	(4,804)
Proceeds from long-term debt	98,000	150,000	—	—	—	248,000
Principal payments on long-term debt	(98,000)	—	(6,650)	—	—	(104,650)
Repurchases of common stock	(186,235)	—	—	—	—	(186,235)
Excess tax benefit from share based awards	48	—	—	—	—	48
Restricted stock tax withholdings	(232)	—	—	—	—	(232)
Exercise of stock options and other	2,817	—	—	—	—	2,817
Intercompany funding	188,142	(142,846)	(47,828)	2,532	—	—

Net cash (used in) provided by financing activities	4,256	2,634	(54,478)	2,532	—	(45,056)

Net decrease in cash and equivalents	—	—	(55,702)	(92)	—	(55,794)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	82,951	111	—	83,062

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$27,249	$19	$—	$27,268

23.	Subsequent Event

On August 26, 2008 the Company’s Board of Directors increased its authorization to repurchase shares of its common stock by $15 million, from $30 million to $45 million. The stock repurchases are authorized to be made through February 2010 in open market or private transactions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dycom Industries, Inc.
Palm Beach Gardens, Florida

We have audited the accompanying consolidated balance sheets of Dycom Industries, Inc and subsidiaries (the “Company”) as of July 26, 2008 and July 28, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 26, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dycom Industries, Inc. and subsidiaries as of July 26, 2008 and July 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended July 26, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 26, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 2, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
September 2, 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in or disagreements with accountants on accounting and financial disclosures within the meaning of Item 304 of Regulation S-K.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 26, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dycom Industries, Inc.
Palm Beach Gardens, Florida

We have audited the internal control over financial reporting of Dycom Industries, Inc. and subsidiaries (the “Company”) as of July 26, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 26, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 26, 2008 of the Company and our report September 2, 2008 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
September 2, 2008

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

			Executive
Name	Age	Office	Officer Since

Steven E. Nielsen	45	Chairman, President, Chief Executive Officer	February 26, 1996
Timothy R. Estes	54	Executive Vice President and Chief Operating Officer	September 1, 2001
H. Andrew DeFerrari	39	Senior Vice President and Chief Financial Officer	November 22, 2005
Richard B. Vilsoet	55	Vice President, General Counsel and Corporate Secretary	June 11, 2005

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

H. Andrew DeFerrari has been the Company’s Senior Vice President and Chief Financial Officer since April 2008. Prior to that, Mr. DeFerrari was the Company’s Vice President and Chief Accounting Officer since November 2005 and was the Company’s Financial Controller from July 2004 through November 2005. Mr. DeFerrari was previously a senior audit manager with Ernst & Young LLP from May 2002 through July 2004. From September 1992 through May 2002, Mr. DeFerrari was employed by Arthur Andersen LLP, most recently as a senior audit manager.

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

3. Exhibits furnished pursuant to the requirements of Form 10-K:

Exhibit
Number

3(i)		Restated Articles of Incorporation of Dycom (incorporated by reference to Dycom’s Form 10-Q filed with the SEC on June 11, 2002).
3(ii)		Amended By-laws of Dycom, as amended on February 27, 2007 (incorporated by reference to Dycom’s Form 8-K, filed with the SEC on March 5, 2007).
4.2		Shareholder Rights Agreement, dated April 4, 2001, between the Company and the Rights Agent (which includes the Form of Rights Certificate, as Exhibit A, the Summary of Rights to Purchase Preferred Stock, as Exhibit B, and the Form of Articles of Amendment to the Articles of Incorporation for Series A Preferred Stock, as Exhibit C), (incorporated by reference to Dycom’s Form 8-A filed with the SEC on April 6, 2001).
4.3		Stockholders’ Agreement, dated as of January 7, 2002, among Dycom, Troy Acquisition Corp., Arguss Communications, Inc. and certain stockholders of Arguss Communications, Inc. (incorporated by reference to Dycom’s Registration Statement on From S-4 (File No. 333-81268), filed with the SEC on January 23, 2002).
10.1		Credit Agreement dated December 21, 2004 by and among Dycom Industries, Inc. and the Wachovia Bank, National Association, as Administrative Agent for the Lenders and Bank of America, N.A., as Syndication Agent (incorporated by reference to Dycom’s Form 8-K filed with the SEC on December 23, 2004).
10	.2*	1998 Incentive Stock Option Plan (incorporated by reference to Dycom’s Definitive Proxy Statement filed with the SEC on September 30, 1999).
10	.3*	1991 Incentive Stock Option Plan (incorporated by reference to Dycom’s Definitive Proxy Statement filed with the SEC on November 5, 1991).
10	.4*	Employment Agreement for Richard L. Dunn dated as of January 28, 2000 (incorporated by reference to Dycom’s 10-Q filed with the SEC on June 9, 2000).
10	.5*	Employment Agreement for Timothy R. Estes (incorporated by reference to Dycom’s 10-Q filed with the SEC on October 18, 2002).

Exhibit
Number

10	.6*	Amended and Restated 2002 Directors Restricted Stock Plan (incorporated by reference to Dycom’s Form 8-K, filed with the SEC on December 13, 2006).
10	.7*	Amendment to the Employment Agreement between Richard L. Dunn and Dycom Industries, Inc. effective as of January 28, 2003 (incorporated by reference to Dycom’s Form 10-Q filed with the SEC on March 11, 2003).
10.9		Agreement and Plan of Merger among Dycom Industries, Inc., UtiliQuest Acquisition Corp., UtiliQuest Holdings Corp., and OCM/GFI Power Opportunities Fund, L.P. dated as of November 17, 2003 (incorporated by reference to Dycom’s Form 10-Q filed with the SEC on December 5, 2003).
10	.10*	2003 Amended and Restated Long-Term Incentive Plan (incorporated by reference to Dycom’s Form 8-K, filed with the SEC on November 28, 2006).
10	.11*	Restricted Stock Agreement between Steven E. Nielsen and Dycom Industries, Inc. dated as of November 25, 2003 (incorporated by reference to Dycom’s 10-Q filed with the SEC on March 9, 2004).
10	.12*	Amended and Restated Employment Agreement between Timothy R. Estes and Dycom Industries Inc. dated as of November 4, 2004 (incorporated by reference to Dycom’s Form 8-K filed with the SEC on November 10, 2004).
10	.13*	Restricted Stock Agreement between Timothy R. Estes and Dycom Industries Inc. dated as of November 23, 2004 (incorporated by reference to Dycom’s Form 10-Q filed with the SEC on March 10, 2005).
10	.14*	Restricted Stock Agreement between Timothy R. Estes and Dycom Industries Inc. dated as of January 5, 2005 (incorporated by reference to Dycom’s Form 10-Q filed with the SEC on March 10, 2005).
10	.15*	Employment Agreement for Richard B. Vilsoet dated as of May 5, 2005 (incorporated by reference to Dycom’s Form 10-K filed with the SEC on September 9, 2005).
10.16		First Amendment dated September 12, 2005 to Credit Agreement dated as of December 21, 2004 with certain lenders named therein, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the other lender party thereto (incorporated by reference to Dycom’s Form 8-K filed with the SEC on September 13, 2005).
10.17		Indenture dated as of October 11, 2005, between Dycom Investments, Inc., Dycom Industries, Inc., certain subsidiaries of Dycom Industries, Inc., as guarantors, and Wachovia Bank, National Association, as trustee (incorporated by reference to Dycom’s Form 8-K filed with the SEC on October 25, 2005).
10	.17*	Form of Restricted Stock Award Agreement and Performance-Based Restricted Stock Award Agreement for Richard L. Dunn, Richard B. Vilsoet, and H. Andrew DeFerrari (incorporated by reference to Dycom’s Form 8-K filed with the SEC on December 20, 2005).
10	.18*	Employment Agreement for H. Andrew DeFerrari dated as of July 14, 2004 (incorporated by reference to Dycom’s Form 8-K filed with the SEC on January 23, 2006).
10	.19*	Form of Performance-Based Restricted Stock Award Agreement for St Steven E. Nielsen and Timothy R. Estes (incorporated by reference to Dycom’s Form 8-K filed with the SEC on February 1, 2006).
10	.20*	Amendment to the Employment Agreement of H. Andrew DeFerrari dated as of August 25, 2006 (incorporated by reference to Dycom’s Form 8-K filed with the SEC on August 31, 2006).
10	.21*	Form of Performance Share Unit Agreement for Steven E. Nielsen and Timothy R. Estes (incorporated by reference to Dycom’s Form 8-K filed with the SEC on October 23, 2006).
10	.22*	Form of Directors Restricted Stock Unit Agreement (incorporated by reference to Dycom’s Form 8-K filed with the SEC on December 19, 2006).
10	.23*	2007 Non-Employee Directors Equity Plan (incorporated by reference to Dycom’s Definitive Proxy Statement filed with the SEC on October 29, 2007).
10	.24*	Separation Agreement for Richard L. Dunn dated as of March 27, 2008 (incorporated by reference to Dycom’s Form 8-K filed with the SEC on April 4, 2008).
10	.25*	Employment Agreement for Steven E. Nielsen dated as of May 15, 2008 (incorporated by reference to Dycom’s Form 8-K filed with the SEC on May 21, 2008).
21	.1+	Principal subsidiaries of Dycom Industries, Inc.
23	.1+	Consent of Independent Registered Public Accounting Firm.

Exhibit
Number

31	.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

/s/ Steven E. Nielsen Name: Steven E. Nielsen

Title:	President and Chief Executive Officer

Date: September 3, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steven E. Nielsen Steven E. Nielsen	Chairman of the Board of Directors	September 3, 2008

/s/ H. Andrew DeFerrari H. Andrew DeFerrari	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 3, 2008

/s/ Thomas G. Baxter Thomas G. Baxter	Director	September 3, 2008

/s/ Charles M. Brennan, III Charles M. Brennan, III	Director	September 3, 2008

/s/ James A. Chiddix James A. Chiddix	Director	September 3, 2008

/s/ Charles B. Coe Charles B. Coe	Director	September 3, 2008

/s/ Stephen C. Coley Stephen C. Coley	Director	September 3, 2008

/s/ Patricia L. Higgins Patricia L. Higgins	Director	September 3, 2008