Form 10-Q
period 2008-10-25
DYCOM INDUSTRIES INC
filed 2008-11-26
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 25, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock	Outstanding shares November 23, 2008
Common stock, par value of $0.33 1/3	39,369,764

Dycom Industries, Inc.

Part 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 25,	July 26,
	2008	2008
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$45,723	$22,068
Accounts receivable, net	155,791	146,420
Costs and estimated earnings in excess of billings	96,231	94,270
Deferred tax assets, net	16,779	19,347
Income taxes receivable	2,241	6,014
Inventories	10,135	8,994
Other current assets	11,945	7,301
Current assets of discontinued operations	618	667

Total current assets	339,463	305,081

Property and equipment, net	164,597	170,479
Goodwill	240,138	240,138
Intangible assets, net	61,035	62,860
Other	11,428	10,478

Total non-current assets	477,198	483,955

TOTAL	$816,661	$789,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,994	$29,835
Current portion of debt	2,064	2,306
Billings in excess of costs and estimated earnings	311	483
Accrued insurance claims	29,883	29,834
Other accrued liabilities	47,934	66,275
Current liabilities of discontinued operations	1,828	2,731

Total current liabilities	115,014	131,464

LONG-TERM DEBT	180,621	151,049
ACCRUED INSURANCE CLAIMS	39,118	37,175
DEFERRED TAX LIABILITIES, net non-current	19,947	19,514
OTHER LIABILITIES	5,717	5,314
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	437	427

Total liabilities	360,854	344,943

COMMITMENTS AND CONTINGENCIES, Notes 10, 11, 15 and 16

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 39,366,150 and 39,352,020 issued and outstanding, respectively	13,121	13,117
Additional paid-in capital	173,628	172,167
Accumulated other comprehensive (loss) income	(114)	186
Retained earnings	269,172	258,623

Total stockholders’ equity	455,807	444,093

TOTAL	$816,661	$789,036

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	October 25, 2008	October 27, 2007
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$333,967	$329,672

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	268,646	261,312
General and administrative (including stock-based compensation expense of $1.5 million and $2.1 million, respectively)	27,540	25,608
Depreciation and amortization	16,612	16,047

Total	312,798	302,967

Interest income	135	210
Interest expense	(4,052)	(3,556)
Other income, net	402	1,572

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	17,654	24,931

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	4,104	12,193
Deferred	2,964	(2,519)

Total	7,068	9,674

INCOME FROM CONTINUING OPERATIONS	10,586	15,257

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(38)	(330)

NET INCOME	$10,548	$14,927

EARNINGS PER COMMON SHARE — BASIC:

Income from continuing operations	$0.27	$0.37
Loss from discontinued operations	—	(0.01)

Net income	$0.27	$0.37

EARNINGS PER COMMON SHARE — DILUTED:

Income from continuing operations	$0.27	$0.37
Loss from discontinued operations	—	(0.01)

Net income	$0.27	$0.36

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	39,321,662	40,718,872

Diluted	39,421,590	41,174,497

Earnings per share amounts may not add due to rounding.
See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	October 25, 2008	October 27, 2007
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$10,548	$14,927
Adjustments to reconcile net cash inflow from operating activities:
Depreciation and amortization	16,612	16,047
Bad debts (recovery) expense, net	(138)	66
Gain on sale of fixed assets	(1,022)	(1,178)
Deferred income tax (benefit) provision	3,052	(2,507)
Stock-based compensation expense	1,547	2,140
Amortization of debt issuance costs	231	194
Write-off of deferred financing costs	551	—
Excess tax benefit from share-based awards	—	(79)
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in operating assets:
Accounts receivable, net	(9,232)	(10,288)
Costs and estimated earnings in excess of billings, net	(2,134)	(1,499)
Other current assets and inventory	(5,786)	(5,821)
Other assets	220	403
Increase (decrease) in operating liabilities:
Accounts payable	2,609	1,560
Accrued insurance claims and other liabilities	(16,638)	(8,018)
Income taxes receivable/payable	3,690	11,740

Net cash provided by operating activities	4,110	17,687

INVESTING ACTIVITIES:
Restricted cash	(210)	(369)
Capital expenditures	(9,290)	(21,168)
Proceeds from sale of assets	1,259	1,842

Net cash used in investing activities	(8,241)	(19,695)

FINANCING ACTIVITIES:
Proceeds from long-term debt	30,000	15,000
Principal payments on long-term debt	(670)	(10,930)
Debt issuance costs	(1,547)	—
Repurchases of common stock	—	(2,754)
Excess tax benefit from share-based awards	—	79
Restricted stock tax withholdings	(14)	(130)
Exercise of stock options and other	17	1,113

Net cash provided by financing activities	27,786	2,378

Net increase in cash and equivalents	23,655	370

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	22,068	18,862

CASH AND EQUIVALENTS AT END OF PERIOD	$45,723	$19,232

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$6,657	$6,234
Income taxes	$231	$132
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$2,020	$6,737
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
     The condensed consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated balance sheets of the Company and the related condensed consolidated statements of operations and cash flows for the three month periods reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended October 25, 2008 are not necessarily indicative of the results that may be expected for the entire year. For a fuller understanding of the Company and its financial statements, the Company recommends reading these condensed consolidated financial statements in conjunction with the Company’s audited financial statements for the year ended July 26, 2008 included in the Company’s 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on September 4, 2008.
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For the Company, key estimates include: recognition of revenue for costs and estimated earnings in excess of billings, allowance for doubtful accounts, accrued insurance claims, the fair value of goodwill and intangible assets, asset lives used in computing depreciation and amortization, compensation expense for performance-based stock awards, income taxes and the outcome of contingencies, including legal matters. While at the time they are made the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the financial statements.
     Restricted Cash — As of October 25, 2008 and July 26, 2008, the Company had approximately $5.0 million and $4.8 million, respectively, in restricted cash which is held as collateral in support of the Company’s insurance obligations. Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows from investing activities in the condensed consolidated statements of cash flows.
     Goodwill and Intangible Assets — The Company accounts for goodwill in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company’s reporting units and related indefinite-lived intangible asset are tested annually during the fourth fiscal quarter of each year in accordance with SFAS No. 142 in order to determine whether their carrying value exceeds their fair value. Should this be the case, the value of a reporting unit’s goodwill or indefinite-lived intangible asset may be impaired and written down. Goodwill and indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value below the carrying value. If the Company determines the fair value of the goodwill or other identifiable intangible asset is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the condensed consolidated statements of operations.

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If the Company determines the fair value of the asset is less than the carrying value, an impairment loss is incurred in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the condensed consolidated statements of operations.
     The Company uses judgment in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on the Company’s projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business or operational strategies. In order to measure fair value, the Company employs a combination of present value techniques which reflect market factors. Changes in the Company’s judgments and projections could result in a significantly different estimate of the fair value and could result in an impairment of the goodwill and intangible assets.
     Income Taxes.— The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) on July 29, 2007, the first day of fiscal 2008. See Note 11 for further discussion regarding the Company’s income taxes.
     Comprehensive Income — During the three months ended October 25, 2008 and October 27, 2007, the Company did not have any material changes in its equity resulting from non-owner sources. Accordingly, comprehensive income approximated the net income amounts presented for the respective periods in the accompanying condensed consolidated statements of operations.
     Multiemployer Defined Benefit Pension Plan — A wholly-owned subsidiary participates in a multiemployer defined benefit pension plan that covers certain of its employees. The subsidiary makes periodic contributions to the plan to meet the benefit obligations. During the three months ended October 25, 2008 and October 27, 2007, the subsidiary contributed approximately $1.2 million and $1.0 million to the plan, respectively.

     Recently Adopted Accounting Standards — The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) on July 27, 2008, the first day of fiscal 2009. SFAS No. 157 defines fair value, establishes a measurement framework and expands disclosure requirements. SFAS No. 157 does not require any new fair value measurements, but applies to existing accounting pronouncements that require or permit fair value measurement as the relevant measurement attribute. The Company has no material financial assets or liabilities, or material non-financial assets and liabilities recognized at fair value on a recurring basis, which were impacted by the adoption of SFAS No. 157 during fiscal 2009. However, the Company does have material non-financial assets and liabilities measured on a non-recurring basis, including goodwill and other intangible assets. The effective date of the provisions of SFAS No. 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” and is effective for the Company beginning in fiscal 2010. The Company is currently evaluating the impact of the provisions for non-financial assets and liabilities. The adoption of SFAS No. 157 for financial assets and liabilities did not have an impact on the Company’s condensed consolidated financial statements.
     The Company also adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) on July 27, 2008, the first day of fiscal 2009. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. As of October 25, 2008, the Company has elected not to apply the fair value option for any of its financial instruments or other assets and liabilities.
     Recently Issued Accounting Pronouncements — In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered as participating securities for the purposes of applying the two-class method of calculating earnings per share (“EPS”) under SFAS No. 128, “Earnings per Share.” The FASB staff concluded that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing EPS. EITF 03-6-1 is effective for the Company beginning in fiscal 2010 and also requires that all prior-period EPS data presented be adjusted retrospectively.
     In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” SFAS No. 162 is not expected to have a material effect on the Company’s results of operations, financial position, or cash flows.
     In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 will be effective for the Company in fiscal 2010 and the Company is currently evaluating its impact.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental acquisition method of accounting established in SFAS No. 141; however, among other things, SFAS No. 141(R) requires fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. SFAS No. 141(R) will be effective for the Company for any acquisition completed subsequent to July 26, 2009 (fiscal 2010). The Company is currently evaluating the impact of SFAS No. 141(R).

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
     The summary comparative financial results of the discontinued operations were as follows:

	For the Three Months Ended
	October 25, 2008	October 27, 2007
	(Dollars in thousands)
Contract revenues of discontinued operations	$—	$—
Loss from discontinued operations before income taxes	$(64)	$(539)
Loss from discontinued operations, net of tax	$(38)	$(330)
     In December 2006, two former employees of Apex commenced a lawsuit against the subsidiary in Illinois State Court on behalf of themselves and purporting to represent other similarly situated employees in Illinois. The lawsuit alleged that Apex violated certain minimum wage laws under the Fair Labor Standards Act and related state laws by failing to comply with applicable minimum wage and overtime pay requirements. In June 2008, the subsidiary reached an agreement to settle these claims through a structured mediation process. While the subsidiary denies the allegations underlying the dispute, it agreed to the mediated settlement to avoid additional legal fees, the uncertainty of a jury trial and the management time that would have been devoted to litigation. In November 2008, the Court approved this settlement and the sole objecting plaintiff will have thirty days from the entry of the court’s order approving the settlement to file the appeal. During the fourth quarter of fiscal 2008, the Company incurred a charge of approximately $1.2 million which represents management’s best estimate of the amount to be paid pursuant to the settlement. Actual payments could differ from our estimate.

     The following table represents the assets and the liabilities of the discontinued operations:

	October 25, 2008	July 26, 2008
	(Dollars in thousands)
Deferred tax assets, net	$618	$667

Current assets of discontinued operations	$618	$667

Accounts payable	$79	$129
Accrued liabilities	1,749	2,602

Total current liabilities of discontinued operations	$1,828	$2,731

Other accrued liabilities and deferred taxes	$437	$427

Non-current liabilities of discontinued operations	$437	$427

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

	For the Three Months Ended
	October 25, 2008	October 27, 2007
	(Dollars in thousands, except per share amounts)
Numerator:
Income from continuing operations	$10,586	$15,257
Loss from discontinued operations, net of tax	(38)	(330)

Net income	$10,548	$14,927

Denominator:

Basic
Weighted-average number of common shares — Basic	39,321,662	40,718,872

Diluted
Weighted-average number of common shares — Basic	39,321,662	40,718,872
Potential common stock arising from stock options, unvested restricted shares and unvested restricted share units	99,928	455,625

Weighted-average number of common shares — Diluted	39,421,590	41,174,497

Antidilutive weighted shares excluded from the calculation of earnings per common share	2,298,370	1,152,514

EARNINGS PER COMMON SHARE — BASIC:

Income from continuing operations	$0.27	$0.37
Loss from discontinued operations	—	(0.01)

Net income	$0.27	$0.37

EARNINGS PER COMMON SHARE — DILUTED:

Income from continuing operations	$0.27	$0.37
Loss from discontinued operations	—	(0.01)

Net income	$0.27	$0.36

Earnings per share amounts may not add due to rounding.
4. Accounts Receivable
     Accounts receivable consist of the following:

	October 25, 2008	July 26, 2008
	(Dollars in thousands)
Contract billings	$154,258	$145,346
Retainage	1,338	972
Other receivables	669	871

Total	156,265	147,189
Less: allowance for doubtful accounts	474	769

Accounts receivable, net	$155,791	$146,420

     The allowance for doubtful accounts changed as follows:

	For the Three Months Ended
	October 25, 2008	October 27, 2007
	(Dollars in thousands)
Allowance for doubtful accounts at beginning of period	$769	$986
Bad debt (recovery) expense, net	(138)	66
Amounts charged against the allowance	(157)	(73)

Allowance for doubtful accounts at end of period	$474	$979

     As of October 25, 2008, the Company expected to collect all retainage balances within the next twelve months.
5. Costs and Estimated Earnings on Contracts in Excess of Billings
     Costs and estimated earnings in excess of billings, net, consists of the following:

	October 25, 2008	July 26, 2008
	(Dollars in thousands)
Costs incurred on contracts in progress	$77,681	$75,978
Estimated to date earnings	18,550	18,292

Total costs and estimated earnings	96,231	94,270
Less: billings to date	311	483

	$95,920	$93,787

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$96,231	$94,270
Billings in excess of costs and estimated earnings	(311)	(483)

	$95,920	$93,787

     The above amounts include both revenue for services from contracts based on units of delivery and cost-to-cost measures of the percentage of completion method.

6. Property and Equipment
     Property and equipment, including amounts for assets subject to capital leases, consists of the following:

	October 25, 2008	July 26, 2008
	(Dollars in thousands)
Land	$2,974	$2,953
Buildings	9,773	9,751
Leasehold improvements	4,325	3,959
Vehicles	202,325	204,814
Furniture, fixtures, computer equipment and software	43,417	40,339
Equipment and machinery	135,018	133,138

Total	397,832	394,954
Less: accumulated depreciation	233,235	224,475

Property and equipment, net	$164,597	$170,479

     Depreciation expense and repairs and maintenance, including amounts for assets subject to capital leases, were as follows:

	For the Three Months Ended
	October 25, 2008	October 27, 2007
	(Dollars in thousands)
Depreciation expense	$14,788	$14,217
Repairs and maintenance expense	$4,480	$5,556
7. Goodwill and Intangible Assets
     The Company’s goodwill and intangible assets consist of the following:

	Useful Life
	In Years	October 25, 2008	July 26, 2008
		(Dollars in thousands)
Goodwill	N/A	$240,138	$240,138

Intangible Assets:
Carrying amount
Covenants not to compete	5	$800	$800
UtiliQuest tradename	Indefinite	4,700	4,700
Tradenames	4-15	2,925	2,925
Customer relationships	5-15	77,555	77,555

		85,980	85,980

Accumulated amortization:
Covenants not to compete		787	747
Tradenames		765	714
Customer relationships		23,393	21,659

		24,945	23,120

Net Intangible Assets		$61,035	$62,860

     For finite-lived intangible assets, amortization expense for each of the three months ended October 25, 2008 and October 27, 2007 was $1.8 million. Amortization for the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset. Amortization for the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible assets.
     The Company’s goodwill resides in multiple reporting units. The profitability of individual reporting units may periodically suffer from downturns in customer demand and other factors which result from the cyclical nature of the Company’s business, the high level of competition existing within the Company’s industry, the concentration of the Company’s revenues within a limited number of customers and the level of overall economic activity. Individual reporting units may be relatively more impacted by these factors than the Company as a whole. Specifically during times of economic slowdown, the Company’s customers may reduce their capital expenditures and defer or cancel pending projects. As a result, demand for the services of one or more of the reporting units could decline during periods of economic downturns which could result in an impairment of goodwill or intangible assets and could adversely affect the Company’s operations, cash flows and liquidity.
     During the Company’s fiscal 2008 goodwill impairment test, the estimated fair value of the UtiliQuest, LLC (“UtiliQuest”) reporting unit exceeded its carrying value by a margin of approximately 25%. The goodwill balance of this reporting unit may have an increased likelihood of impairment if a sustained downturn in customer demand were to occur, or if the reporting unit was not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in changes to other valuation assumptions. The UtiliQuest reporting unit, with a goodwill balance of $73.9 million, provides services to a broad range of customers including utilities and telecommunication providers in over 20 states throughout the United States. These services are required prior to underground excavation and are affected by overall economic activity. Demand for these services could decline during periods of economic downturn which could adversely affect the operations and cash flows of the reporting unit.
     As of October 25, 2008, the Company believes the goodwill and other indefinite-lived intangible asset is recoverable for all of the reporting units; however, there can be no assurances that they will not be impaired in future periods. Certain of the Company’s reporting units also have other intangible assets including tradenames and customer relationship intangibles. As of October 25, 2008, management believes that the carrying amounts of these other intangible assets are recoverable. If adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets may become impaired.
     The Company’s market capitalization has been significantly impacted by extreme volatility in the U.S. equity and credit markets and has recently been below its net book value. These conditions have not been sustained for an extended period of time. Further adverse changes in general economic and market conditions and future volatility in the equity and credit markets could impact the Company’s valuation of its reporting units. However, the Company currently believes indicators do not suggest testing goodwill or intangible assets for impairment in advance of the tests it performs annually in the fourth fiscal quarter of each year.

8. Accrued Insurance Claims
     The Company retains the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. With regard to losses occurring in fiscal year 2009, the Company has retained the risk to $1.0 million on a per occurrence basis for automobile liability, general liability and workers’ compensation. These annual retention amounts are applicable in all of the states in which the Company operates, except with respect to workers’ compensation insurance in three states in which the Company chooses to participate in a state fund. Aggregate stop loss coverage for automobile liability, general liability and workers’ compensation claims is $50.0 million for fiscal 2009. For losses under the Company’s employee health plan occurring during fiscal 2009, the Company has retained the risk, on an annual basis, of $250,000 per participant.
     Accrued insurance claims consist of the following:

	October 25, 2008	July 26, 2008
	(Dollars in thousands)
Amounts expected to be paid within one year:
Accrued auto, general liability and workers’ compensation	$16,696	$16,599
Accrued employee group health	4,080	4,506
Accrued damage claims	9,107	8,729

	29,883	29,834

Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers’ compensation	31,789	30,156
Accrued damage claims	7,329	7,019

	39,118	37,175

Total accrued self-insured claims	$69,001	$67,009

9. Other Accrued Liabilities
     Other accrued liabilities consist of the following:

	October 25, 2008	July 26, 2008
	(Dollars in thousands)
Accrued payroll and related taxes	$23,829	$25,935
Accrued employee benefit and bonus costs	3,275	7,017
Accrued construction costs	9,922	10,434
Interest payable	637	3,621
Other	10,271	19,268

Total other accrued liabilities	$47,934	$66,275

10. Debt
     The Company’s outstanding indebtedness consists of the following:

	October 25, 2008	July 26, 2008
	(Dollars in thousands)
Senior subordinated notes	$150,000	$150,000
Borrowings under bank credit agreement	30,000	—
Capital leases	2,685	3,355

	182,685	153,355
Less: current portion	2,064	2,306

Long-term debt	$180,621	$151,049

     On September 12, 2008, the Company entered into a new three-year $195.0 million Credit Agreement (“Credit Agreement”) with a syndicate of banks. The Credit Agreement has an expiration date of September 12, 2011 and provides for a maximum borrowing of $195.0 million, including a sublimit of $100.0 million for the issuance of letters of credit. Subject to certain conditions, the Credit Agreement provides for two one-year extensions and the ability to borrow an incremental $100.0 million. The Credit Agreement replaces the Company’s existing credit facility which was due to expire in December 2009 (the “Prior Agreement”). Letters of credit issued from the Prior Agreement were transferred to the Credit Agreement.
     Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (a) the administrative agent’s base rate, described in the Credit Agreement as the higher of the administrative agent’s prime rate or the federal funds rate plus 0.50%, or (b) LIBOR (a publicly published rate) plus, in either case, a spread based upon the Company’s consolidated leverage ratio. Based on the Company’s current leverage ratio, borrowings would be eligible for a spread of 1.00% for revolving borrowings based on prime rate or the federal funds rate and 2.00% for revolving borrowings based on LIBOR. The Credit Agreement also includes a fee for the outstanding letters of credit, currently at a rate of 2.125% per annum. In addition, the Company pays a quarterly facility fee, at rates that range from 0.50% to 0.75% of the unutilized commitments depending on its leverage ratio. The payments under the Credit Agreement are guaranteed by certain subsidiaries and secured by a pledge of (i) 100% of the equity of the Company’s material domestic subsidiaries, (ii) 100% of the non-voting equity and 65% of the voting equity of first tier material foreign subsidiaries, if any, in each case excluding certain unrestricted subsidiaries.
     The Credit Agreement contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. The Credit Agreement contains financial covenants based on defined calculations which require the Company to (i) maintain a leverage ratio of not greater than 3.00 to 1.00, as measured at the end of each fiscal quarter, (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain consolidated total tangible net worth, as measured at the end of each fiscal quarter, of not less than $50.0 million plus (A) 50% of consolidated net income (if positive) from September 12, 2008 to the date of computation plus (B) 75% of equity issuances made from September 12, 2008 to the date of computation.

     As of October 25, 2008, the Company had $30.0 million of outstanding borrowings and $51.8 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are issued as part of the Company’s insurance program. At October 25, 2008, the Company had additional borrowing availability of $113.2 million under the most restrictive covenants of the Credit Agreement and was in compliance with the financial covenants and conditions.
     In October 2005, Dycom Investments, Inc., a wholly-owned subsidiary of the Company, issued 8.125% senior subordinated notes (“Notes”) due October 2015 in the aggregate principal amount of $150.0 million. Interest is due semi-annually on April 15th and October 15th of each year. The indenture governing the Notes contains covenants that restrict the Company’s ability to: make certain payments, including the payment of dividends; redeem or repurchase capital stock of the Company; incur additional indebtedness and issue preferred stock; make investments; create liens; enter into sale and leaseback transactions; merge or consolidate with another entity; sell assets; and enter into transactions with affiliates. As of October 25, 2008, the Company was in compliance with all covenants and conditions under the indenture governing the Notes.
     The Company had $2.7 million in capital lease obligations as of October 25, 2008. The capital lease obligations were assumed in connection with the fiscal 2007 acquisitions of Cable Express Holding Company and Cavo Communications, Inc. The capital leases include obligations for certain vehicles and computer equipment and expire at various dates through fiscal year 2011.
11. Income Taxes
     As of October 25, 2008, the total amount of unrecognized tax benefits is $4.2 million. If it is subsequently determined those liabilities are not required, approximately $3.8 million would affect the Company’s effective tax rate and $0.4 million would reduce goodwill during the periods recognized.
     The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. During the three months ended October 25, 2008 and October 27, 2007, the Company recognized approximately $0.1 million and $0.2 million, respectively, in interest expense in the accompanying condensed consolidated statements of operations.
12. Other Income, net
     The components of other income, net, are as follows:

	For the Three Months Ended
	October 25, 2008	October 27, 2007
	(Dollars in thousands)
Gain on sale of fixed assets	$1,022	$1,377
Miscellaneous (loss) income	(69)	195
Write-off of deferred financing costs	(551)	—

Total other income, net	$402	$1,572

13. Capital Stock
     On each of August 28, 2007 and May 20, 2008, the Company’s Board of Directors authorized the repurchase of up to $15 million of its common stock over an eighteen month period in open market or private transactions (for an aggregate authorization of $30 million). On August 26, 2008 the Company’s Board of Directors increased its authorization to repurchase shares of its common stock by $15 million, from $30 million to $45 million. The stock repurchases are authorized to be made through February 2010. As of October 25, 2008, approximately $19.8 million of the authorized amount remains for the repurchase of common stock.
14. Stock-Based Awards
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
     The outstanding options under the 1991 Plan, the 1991 Arguss Plan, the 1998 Plan, and the 2003 Plan are fully vested, except 35,000 options granted in July 2008 under the 2003 Plan which vest ratably over a four-year period. Outstanding options granted under the 2001 Directors Plan and 2007 Directors Plan, vest and become exercisable ratably over a four-year period, beginning on the date of the grant. Under the 2003 Plan, time vesting restricted shares and units that are outstanding vest ratably over a period of four years from the grant date. Performance vesting restricted shares and units that are outstanding vest over a three year period from the grant date, if certain annual and three year Company performance goals are achieved. The Company’s policy is to issue new shares to satisfy equity awards under the Plans. Under the terms of the current plans, stock options are granted at the closing price on the date of the grant and are exercisable over a period of up to ten years.
     The 2007 Directors Plan provides for equity grants to non-employee directors upon their initial election or appointment to the Board of Directors and for annual equity grants to continuing non-employee directors. Additionally, to the extent that a non-employee director does not beneficially own 7,500 shares of Company common stock, the plan requires a portion of the annual retainer paid to directors to be paid in the form of restricted shares or restricted share units.

     The following table lists the number of shares available and outstanding under each plan as of October 25, 2008, including restricted performance shares and units that will be issued under outstanding awards if certain performance goals are met:

			Unvested
			Restricted
			Shares and	Shares
	Plan	Outstanding	Units	Available
	Expiration	Stock Options	Outstanding	for Grant
1991 Plan	Expired	45,000	—	—
1991 Arguss Plan (a)	N/A	47,018	—	—
2001 Directors Plan (a)	2011	59,001	—	—
2002 Directors Plan (a)	2012	—	6,424	—
1998 Plan (b)	2008	1,358,918	—	833,724
2003 Plan	2013	793,395	853,369	1,808,538
2007 Directors Plan	2017	27,604	9,808	258,608

		2,330,936	869,601	2,900,870

(a)   No further options will be granted under the 1991 Arguss Plan, the 2001 Directors Plan, or the 2002 Directors Plan.
(b)   The 833,724 available shares under the 1998 Plan that have been authorized but not issued are available for grant under the 2003 Plan.
     The following tables summarize the stock-based awards outstanding at October 25, 2008:

			Weighted
			Average
		Weighted	Remaining
	Shares Subject to	Average Exercise	Contractual	Aggregate
	Options	Price	Life	Intrinsic Value
				(In thousands)
Options outstanding	2,330,936	$29.43	4.0	$—

Options exercisable	2,250,581	$29.78	3.8	$—

			Weighted
		Weighted	Average
	Restricted	Average Grant	Remaining	Aggregate
	Shares/Units	Price	Vesting Period	Intrinsic Value
				(In thousands)
Unvested time vesting shares/units	129,325	$24.30	2.0	$976

Unvested performance vesting shares/units	740,276	$22.25	1.4	$5,589

     The aggregate intrinsic value for stock options and restricted shares and units in the preceding tables are based on the Company’s closing stock price of $7.55 on October 25, 2008. These amounts represent the total intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date, before any applicable taxes.
     The following table summarizes the stock-based awards activity during the three months ended October 25, 2008:

			Time Vesting Restricted		Performance Vesting
	Stock Options		Shares/Units		Restricted Shares/Units
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Grant		Grant
	Shares	Price	Shares/Units	Price	Shares/Units	Price
Outstanding as of July 26, 2008	2,375,557	$29.45	134,872	$24.32	643,450	$24.95
Granted	—	$—	—	$—	128,000	$8.78
Options Exercised/Shares and Units Vested	(1,200)	$13.84	—	$—	(12,266)	$26.46
Forfeited or cancelled	(43,421)	$29.16	(5,547)	$24.93	(18,908)	$25.10

Outstanding as of October 25, 2008	2,330,936	$29.43	129,325	$24.30	740,276	$22.25

     The performance vesting restricted shares and units in the above table represent the maximum number of awards which may vest under the outstanding grants assuming that all performance criteria are met.
     Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the condensed consolidated statements of operations. The compensation expense and the related tax benefit recognized related to stock options, restricted share and restricted share units for the three months ended October 25, 2008 and October 27, 2007 is as follows:

	For the Three Months Ended
	October 25, 2008	October 27, 2007
	(Dollars in thousands)
Stock-based compensation expense	$1,547	$2,140
Tax benefit recognized	(596)	(823)
     The Company evaluates compensation expense quarterly and only recognizes compensation expense for performance based awards if management determines it is probable that the performance criteria for the awards will be met. Accordingly, the amount of compensation expense recognized during the three month period ended October 25, 2008 may not be representative of future stock-based compensation expense. The total amount of compensation ultimately recognized is based on the number of awards that actually vest.
     Under the Plans, the maximum total unrecognized compensation expense and weighted-average period over which the expense would be recognized subsequent to October 25, 2008 is shown below. For performance based awards, the unrecognized compensation cost is based upon the maximum amount of restricted stock and units that can be earned under outstanding awards. If the performance goals are not met, no compensation expense will be recognized for these shares/units and compensation expense previously recognized will be reversed.

	Unrecognized	Weighted-
	Compensation	Average
	Expense	Period
	(In thousands)	(In years)
Stock options	$634	3.0
Unvested time vesting shares/units	$2,125	2.0
Unvested performance vesting shares/units	$14,106	1.4
     During the three months ended October 25, 2008 and October 27, 2007, the Company received cash of less than $0.1 million and $1.1 million, respectively, from the exercise of stock options and realized a tax benefit from share-based awards of less than $0.1 million and $0.3 million, respectively.
15. Related Party Transactions
     The Company leases administrative offices from entities related to officers of the Company’s subsidiaries. The total expense under these arrangements was $0.3 million for each of the three month periods ended October 25, 2008 and October 27, 2007. Additionally, the Company paid approximately $0.2 million for the three months ended October 27, 2007 in subcontracting services to entities related to officers of certain of its subsidiaries. There were minimal subcontracting services paid to entities related to officers of certain of its subsidiaries during the three months ended October 25, 2008.
16. Commitments and Contingencies
Legal Proceedings.
     During fiscal 2007, the Company was contacted by counsel representing current and former employees alleging violations of the Fair Labor Standards Act and state wage and hour laws at the Company’s UtiliQuest, LLC, S.T.S., LLC and Locating, Inc. subsidiaries. The claims included periods dating primarily from September 2003 through January 31, 2007 and cover a number of states where these subsidiaries conducted business. During the second quarter of fiscal 2008, these subsidiaries reached an agreement to settle these claims through a structured mediation process. While the subsidiaries deny the allegations underlying the dispute, they agreed to the mediated settlement to avoid additional legal fees, the uncertainty of a jury trial and the management time that would have been devoted to litigation. Excluding legal expenses of the Company, approximately $8.6 million was incurred pursuant to the settlement and was included in accrued liabilities as of July 26, 2008. This amount was paid during the three month period ended October 25, 2008.
     From time to time, the Company and its subsidiaries are party to various other claims and legal proceedings. Additionally, as part of the Company’s insurance program, the Company retains the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages.

For these claims, the effect on the Company’s financial statements is generally limited to the amount of the Company’s insurance deductible or insurance retention. It is the opinion of the Company’s management, based on information available at this time, that none of the pending claims or proceedings will have a material effect on its consolidated financial statements.
Performance Bonds and Guarantees.
     The Company has obligations under performance bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its obligations under contract. As of October 25, 2008, the Company had $41.9 million of outstanding performance bonds. As of October 25, 2008, no events have occurred in which the customers have exercised their rights under the performance bonds.
     The Company has periodically guaranteed certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.
17. Concentration of Credit Risk
     The Company is subject to concentrations of credit risk related primarily to its cash and equivalents, trade accounts receivable and costs and estimated earnings in excess of billings. Cash and equivalents include cash balances on deposit in banks, money market accounts, overnight repurchase agreements, and other financial instruments having an original maturity of three months or less. The Company maintains substantially all of its cash and equivalents at financial institutions believed by the Company to be of high credit quality. A substantial portion of the balances are held as cash in operating accounts with these financial institutions and are within the current insurance levels of the Federal Deposit Insurance Corporation (“FDIC”). These balances, at times, may not be subject to or may exceed the FDIC limit. To date the Company has not experienced any loss or lack of access to cash in its operating accounts. However, the Company can provide no assurances that access to its cash and equivalents will not be impacted by adverse conditions in the financial markets.
     The Company grants credit under normal payment terms, generally without collateral, to its customers, which primarily include telephone companies, cable television multiple system operators, electric utilities and others. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors that could impact its customers, which may be heightened as a result of the current financial crisis and volatility of the markets. The Company generally has certain statutory lien rights with respect to services provided. Historically, some of the Company’s customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose the Company to increased risk related to collectability of amounts due for services performed. The Company believes that none of its significant customers were experiencing significant financial difficulty as of October 25, 2008.
     Verizon Communications, Inc. (“Verizon”), Comcast Cable Corporation (“Comcast”), and AT&T, Inc. (“AT&T”) represent a significant portion of the Company’s customer base. For the three month periods ended October 25, 2008 and October 27, 2007, revenues from Verizon, Comcast, and AT&T represented the following percentages of total revenue from continuing operations:

	For the Three Months Ended
	October 25, 2008	October 27, 2007
Verizon	19.4%	17.9%
Comcast	16.1%	12.3%
AT&T	15.7%	18.5%
     Financial instruments which subject the Company to concentrations of credit risk include trade accounts receivable and costs and estimated earnings in excess of billings. As of October 25, 2008, the outstanding balances for these amounts from Verizon, Comcast, and AT&T totaled approximately $67.6 million or 26.8%, $40.2 million or 16.0%, and $34.8 million or 13.8%, respectively, of the outstanding balances. As of July 26, 2008, the outstanding balances for these amounts from Verizon, Comcast, and AT&T totaled approximately $66.0 million or 27.4%, $25.0 million or 10.4%, and $35.0 million or 14.5%, respectively, of the outstanding balances.
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

	For the Three Months Ended
	October 25, 2008	October 27, 2007
	(Dollars in thousands)
Telecommunications	$263,203	$245,625
Underground facility locating	51,517	58,344
Electric utilities and other construction and maintenance	19,247	25,703

Total contract revenues	$333,967	$329,672

     One of the Company’s subsidiaries earned revenues from contracts in Canada of approximately $1.1 million and $1.6 million during the three months ended October 25, 2008 and October 27, 2007, respectively. The Company had no material long-lived assets in the Canadian operations at October 25, 2008 or July 26, 2008.

19. Supplemental Consolidating Financial Statements
     During fiscal 2006, the Company completed an offering of 8.125% senior subordinated notes in an aggregate principal amount of $150.0 million (see Note 10). The Notes were issued by Dycom Investments, Inc. (“Issuer”), a wholly-owned subsidiary of the Company. The following consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent”) on a parent only basis, (ii) the Issuer, (iii) the guarantor subsidiaries for the Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes.
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
     The condensed consolidating statement of cash flows for the three months ended October 27, 2007 has been restated to correct the presentation of transactions that are settled on a net basis through the Company’s intercompany payables and receivables. Previously, the Company had presented certain intercompany activity between the Parent, Issuer, guarantor, and non-guarantor subsidiaries as operating activities of the Parent. The impact of these activities is now reflected in the operating activity of the guarantor and non-guarantor subsidiaries. Additionally, cash flow activity of the Issuer related to the payment of interest has been restated as an operating activity. These amounts had previously been reflected in the financing section as part of transactions that are settled on a net basis through the Issuer’s intercompany payables. There was no impact on the condensed consolidated statement of cash flows for the three months ended October 25, 2008.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
OCTOBER 25, 2008

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
			(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$45,723	$—	$—	$45,723
Accounts receivable, net	12	—	154,931	848	—	155,791
Costs and estimated earnings in excess of billings	—	—	96,063	168	—	96,231
Deferred tax assets, net	1,413	—	15,414	105	(153)	16,779
Income taxes receivable	2,241	—	—	—	—	2,241
Inventories	—	—	10,135	—	—	10,135
Other current assets	5,787	45	4,457	1,656	—	11,945
Current assets of discontinued operations	—	—	618	—	—	618

Total current assets	9,453	45	327,341	2,777	(153)	339,463

Property and equipment, net	13,242	—	136,747	15,236	(628)	164,597
Goodwill	—	—	240,138	—	—	240,138
Intangible assets, net	—	—	61,035	—	—	61,035
Deferred tax assets, net non-current	—	263	—	—	(263)	—
Investment in subsidiaries	777,469	1,146,591	—	—	(1,924,060)	—
Intercompany receivables	—	—	543,275	—	(543,275)	—
Other	5,146	3,503	2,770	9	—	11,428

Total non-current assets	795,857	1,150,357	983,965	15,245	(2,468,226)	477,198

TOTAL	$805,310	$1,150,402	$1,311,306	$18,022	$(2,468,379)	$816,661

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$776	$—	$31,926	$292	$—	$32,994
Current portion of debt	—	—	2,064	—	—	2,064
Billings in excess of costs and estimated earnings	—	—	311	—	—	311
Accrued insurance claims	733	—	28,980	170	—	29,883
Deferred tax liabilities	—	153	—	—	(153)	—
Other accrued liabilities	4,134	499	41,833	1,468	—	47,934
Current liabilities of discontinued operations	—	—	1,828	—	—	1,828

Total current liabilities	5,643	652	106,942	1,930	(153)	115,014

LONG-TERM DEBT	30,000	150,000	621	—	—	180,621
ACCRUED INSURANCE CLAIMS	939	—	37,883	296	—	39,118
DEFERRED TAX LIABILITIES, net non-current	12	—	18,607	1,591	(263)	19,947
INTERCOMPANY PAYABLES.	307,444	222,281	—	13,550	(543,275)	—
OTHER LIABILITIES	5,465	—	252	—	—	5,717
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	—	437	—	—	437

Total liabilities	349,503	372,933	164,742	17,367	(543,691)	360,854

Total stockholders’ equity	455,807	777,469	1,146,564	655	(1,924,688)	455,807

TOTAL.	$805,310	$1,150,402	$1,311,306	$18,022	$(2,468,379)	$816,661

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 25, 2008

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
			(Dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$332,497	$1,470	$—	$333,967

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	266,936	1,926	(216)	268,646
General and administrative	7,149	125	18,353	1,913	—	27,540
Depreciation and amortization	634	—	15,233	745	—	16,612
Intercompany charges (income) , net	(9,203)	—	9,502	(580)	281	—

Total	(1,420)	125	310,024	4,004	65	312,798

Interest income	—	—	134	1	—	135
Interest expense	(869)	(3,139)	(44)	—	—	(4,052)
Other income (expense), net	(551)	—	1,088	(135)	—	402

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	(3,264)	23,651	(2,668)	(65)	17,654

PROVISION (BENEFIT) FOR INCOME TAXES	—	(1,306)	9,442	(1,068)	—	7,068

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(1,958)	14,209	(1,600)	(65)	10,586
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(38)	—	—	(38)

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(1,958)	14,171	(1,600)	(65)	10,548

EQUITY IN EARNINGS OF SUBSIDIARIES	10,548	12,506	—	—	(23,054)	—

NET INCOME (LOSS)	$10,548	$10,548	$14,171	$(1,600)	$(23,119)	$10,548

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 27, 2007

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
			(Dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$327,846	$1,826	$—	$329,672

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	260,003	1,609	(300)	261,312
General and administrative	6,627	147	18,368	466	—	25,608
Depreciation and amortization	428	—	15,486	133	—	16,047
Intercompany charges (income) , net	(5,059)	—	4,128	537	394	—

Total	1,996	147	297,985	2,745	94	302,967

Interest income	—	—	210	—	—	210
Interest expense	(305)	(3,132)	(119)	—	—	(3,556)
Other income, net	61	—	1,283	228	—	1,572

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(2,240)	(3,279)	31,235	(691)	(94)	24,931

PROVISION (BENEFIT) FOR INCOME TAXES	(869)	(1,272)	12,120	(268)	(37)	9,674

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(1,371)	(2,007)	19,115	(423)	(57)	15,257

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(330)	—	—	(330)

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(1,371)	(2,007)	18,785	(423)	(57)	14,927

EQUITY IN EARNINGS OF SUBSIDIARIES	16,298	18,305	—	—	(34,603)	—

NET INCOME (LOSS)	$14,927	$16,298	$18,785	$(423)	$(34,660)	$14,927

DYCOM INDUSTRIES, INC. AND SUBSIDIARIESCONDENSED
CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 25, 2008

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(2,900)	$(6,224)	$16,421	$(3,122)	$(65)	$4,110

Cash flows from investing activties:

Restricted cash	(210)	—	—	—	—	(210)
Capital expenditures	(1,129)	—	(5,553)	(2,608)	—	(9,290)
Proceeds from sale of assets	—	—	1,259	—	—	1,259

Net cash used in investing activities	(1,339)	—	(4,294)	(2,608)	—	(8,241)

Cash flows from financing activties:
Proceeds from long-term debt	30,000	—	—	—	—	30,000
Principal payments on long-term debt	—	—	(670)	—	—	(670)
Debt issuance costs	(1,547)	—	—	—	—	(1,547)
Restricted stock tax withholdings	(14)	—	—	—	—	(14)
Exercise of stock options and other	17	—	—	—	—	17
Intercompany funding	(24,217)	6,224	12,698	5,230	65	—

Net cash provided by financing activities	4,239	6,224	12,028	5,230	65	27,786

Net increase (decrease) in cash and equivalents	—	—	24,155	(500)	—	23,655

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	21,568	500	—	22,068

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$45,723	$—	$—	$45,723

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 27, 2007

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(8,765)	$(6,241)	$33,119	$(333)	$(93)	$17,687

Cash flows from investing activties:

Restricted cash	(369)	—	—	—	—	(369)
Capital expenditures	(1,572)	—	(18,707)	(889)	—	(21,168)
Proceeds from sale of assets	—	—	1,688	154	—	1,842

Net used in investing activities	(1,941)	—	(17,019)	(735)	—	(19,695)

Cash flows from financing activties:
Proceeds from long-term debt	15,000	—	—	—	—	15,000
Principal payments on long-term debt	(10,000)	—	(930)	—	—	(10,930)
Repurchases of common stock	(2,754)	—	—	—	—	(2,754)
Excess tax benefit from share-based awards	79					79
Restricted stock tax withholdings	(130)	—	—	—	—	(130)
Exercise of stock options and other	1,113	—	—	—	—	1,113
Intercompany funding	7,398	6,241	(15,623)	1,891	93	—

Net cash provided by (used in) financing activities	10,706	6,241	(16,553)	1,891	93	2,378

Net increase (decrease) in cash and equivalents	—	—	(453)	823	—	370

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	18,304	558	—	18,862

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$17,851	$1,381	$—	$19,232

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended July 26, 2008, which was filed with the Securities and Exchange Commission on September 4, 2008 and is available on the SEC’s website at www.sec.gov and on our website, which is www.dycominc.com.
Cautionary Note Concerning Forward-Looking Statements and Information
     In this Quarterly Report on Form 10-Q, Dycom Industries, Inc. (“Dycom”) and its subsidiaries (referred to as “the Company,” “we,” “us,” or “our”) have made forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “forecast,” “may,” “should”, “could”, “project” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, capital expenditures, plans for future operations, growth and acquisitions, financial needs or plans and the availability of financing, plans relating to our services including backlog, the current economic conditions and trends in the industries we serve, as well as assumptions relating to the foregoing. These forward-looking statements are based on management’s current expectations, estimates and projections. Forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results in the future to differ materially from the results projected or implied in any forward-looking statements contained in this report. The factors that could affect future results and could cause these results to differ materially from those expressed in the forward-looking statements include, but are not limited to, those described under Item 1A, “Risk Factors” included in the Company’s 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on September 4, 2008 and other risks outlined in our periodic filings with the SEC, including those and identified underlying the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Except as required by law, we may not update forward-looking statements even though our situation may change in the future. With respect to forward-looking statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.
Overview
     We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. Additionally, we provide services on a limited basis in Canada. For the three months ended October 25, 2008, revenue by type from telecommunications, underground facility locating, and electric utilities and other customers, was approximately 78.8%, 15.4%, and 5.8%, respectively.
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
     The following table summarizes our revenues from long-term contracts, including multi-year master service agreements, as a percentage of contract revenues from continuing operations:

	For the Three Months Ended
	October 25, 2008	October 27, 2007
Multi-year master service agreements	63.5%	68.3%
Other long-term contracts	18.7%	18.5%

Total long-term contracts	82.2%	86.8%

     The percentage of revenue from long-term contracts varies based on the mix of work performed during each period. During the three months ended October 25, 2008, revenue from total long-term contracts declined compared to the prior period as more work was performed for contracts with terms of one year or less. Additionally, revenue during the three months ended October 25, 2008 included revenue for services performed under short-term contracts related to the hurricanes that impacted the Southern United States.

     A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from customers contributing at least 2.5% of our total revenue from continuing operations in the three month periods ended October 25, 2008 and October 27, 2007:

	For the Three Months Ended
	October 25, 2008	October 27, 2007
Verizon Communications Inc.	19.4%	17.9%
Comcast Corporation	16.1%	12.3%
AT&T Inc.	15.7%	18.5%
Time Warner Cable Inc.	7.9%	9.2%
Embarq Corp.	5.5%	5.9%
Charter Communications, Inc.	4.8%	5.3%
Windstream Corporation	3.3%	1.7%
Qwest Communications International, Inc.	3.1%	2.3%
Questar Gas Company	0.8%	2.6%
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

     From time to time, the Company and its subsidiaries are party to various claims and legal proceedings. Additionally, as part of our insurance program, we retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. For these claims, the effect on our financial statements is generally limited to the amount of our insurance deductible or insurance retention. It is the opinion of our management, based on information available at this time, that none of the pending claims or proceedings will have a material effect on our condensed consolidated financial statements.
     We are subject to concentrations of credit risk related primarily to our cash and equivalents, trade accounts receivable and costs and estimated earnings in excess of billings. Cash and equivalents include cash balances on deposit in banks, money market accounts, overnight repurchase agreements, and other financial instruments having an original maturity of three months or less. We maintain substantially all of our cash and equivalents at financial institutions we believe to be of high credit quality. A substantial portion of the balances are held as cash in operating accounts with these financial institutions and are within the current insurance levels of the Federal Deposit Insurance Corporation (“FDIC”). These balances, at times, may not be subject to or may exceed the FDIC limit. To date we have not experienced any loss or lack of access to cash in our operating accounts. However, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.
     We grant credit under normal payment terms, generally without collateral, to our customers, which primarily include telephone companies, cable television multiple system operators, electric utilities and others. Consequently, we are subject to potential credit risk related to changes in business and economic factors that could impact our customers, which may be heightened as a result of the current financial crisis and volatility of the markets. We generally have certain statutory lien rights with respect to services provided. Historically, some of our customers have experienced significant financial difficulties, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of amounts due for services performed. The Company believes that none of its significant customers were experiencing significant financial difficulty as of October 25, 2008.
     Based on a number of indicators, it appears that growth in economic activity has slowed substantially. At the present time, the rate at which the economy will slow and the impact that it will have on our customers has become increasingly uncertain. The economic slowdown, and the current crisis in the financial and credit markets have created a challenging business environment for us and our customers. We are closely monitoring the effects that changes in economic and market conditions may have on our customers and our business.

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
Discontinued Operations
     During fiscal 2007, Apex notified its primary customer of its intention to cease performing installation services in accordance with its contractual rights. Effective December 2006, this customer, a satellite broadcast provider, transitioned its installation service requirements to others and Apex ceased providing these services. As a result, we have discontinued the operations of Apex and presented its results separately in the accompanying condensed consolidated financial statements for all periods presented. We do not expect the cessation of these installation services to have any material effect on our condensed consolidated financial position or results of operations. See the discussion under “Overview” above regarding the current legal proceeding at Apex.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to recognition of revenue for costs and estimated earnings in excess of billings, allowance for doubtful accounts, accrued insurance claims, the fair value of goodwill and intangible assets, asset lives used in computing depreciation and amortization, compensation expense for performance-based stock awards, income taxes and the outcome of contingencies, including legal matters. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ materially from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended July 26, 2008 for further information regarding our critical accounting policies and estimates.

Results of Operations
     The following table sets forth, as a percentage of revenues earned, our condensed consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	For the Three Months Ended
	October 25, 2008		October 27, 2007
	(Dollars in millions)
Revenues	$334.0	100.0%	$329.7	100.0%

Expenses:
Cost of earned revenue, excluding depreciation and amortization	268.6	80.4	261.3	79.3
General and administrative	27.5	8.2	25.6	7.8
Depreciation and amortization	16.6	5.0	16.0	4.9

Total	312.8	93.6	303.0	91.9

Interest income	0.1	—	0.2	0.1
Interest expense	(4.1)	(1.2)	(3.6)	(1.1)
Other income, net	0.4	0.1	1.6	0.5

Income from continuing operations before income taxes	17.7	5.3	24.9	7.6
Provision for income taxes	7.1	2.1	9.7	2.9

Income from continuing operations	10.6	3.2	15.3	4.6

Loss from discontinued operations, net of tax	—	—	(0.3)	(0.1)

Net income	$10.5	3.2%	$14.9	4.5%

     Revenues. The following table presents information regarding total revenues by type of customer for the three months ended October 25, 2008 and October 27, 2007:

	For the Three Months Ended
	October 25, 2008		October 27, 2007			%
					Increase	Increase
	Revenue	% of Total	Revenue	% of Total	(Decrease)	(Decrease)
	(Dollars in millions)
Telecommunications	$263.2	78.8%	$245.6	74.5%	$17.6	7.2%
Underground facility locating	51.5	15.4	58.3	17.7	(6.8)	(11.7)
Electric utilities and other customers	19.2	5.8	25.7	7.8	(6.5)	(25.1)

Total contract revenues	$334.0	100.0%	$329.7	100.0%	$4.3	1.3%

     Revenues increased $4.3 million, or 1.3%, during the three months ended October 25, 2008 as compared to the three months ended October 27, 2007. The increase is a result of a $17.6 million increase in specialty contracting services provided to telecommunications customers. Partially offsetting this increase was a $6.8 million decrease in underground facility locating services revenue and a $6.5 million decrease in revenues from construction and maintenance services provided to electric utilities and other customers.

     Specialty construction services provided to telecommunications customers were $263.2 million during the three months ended October 25, 2008, compared to $245.6 million during the three months ended October 27, 2007, an increase of 7.2%. This increase resulted in part from $13.9 million of restoration work related to the hurricanes that impacted the Southern United States. We also experienced other increases in revenues from certain significant customers, including $8.0 million in additional revenue from a customer engaged in a multi-year fiber deployment project, $5.4 million related to a telephone customer maintaining and upgrading their network, and $2.2 million for installation, maintenance and construction services provided to a cable multiple system operator. Other customers contributed net increases of $2.3 million during the three months ended October 25, 2008. Offsetting these increases, were decreases in revenues for certain significant customers, including $7.2 million from a significant telephone customer and an aggregate of $7.0 million from two cable multiple system operators.
     Total revenues from underground facility locating during the three months ended October 25, 2008 were $51.5 million compared to $58.3 million during the three months ended October 27, 2007, a decrease of 11.7%. The decrease is primarily a result of $4.5 million of reduced work from two significant telephone customers in markets where we terminated operations. Revenues from other customers decreased $3.1 million during the three months ended October 25, 2008. These declines were partially due to declines in customer demand resulting from the slower pace of the overall economy, including housing and related construction activity. Offsetting these decreases was $0.8 million of restoration work related to the hurricanes that impacted the Southern United States during the three months ended October 25, 2008.
     Our total revenues from electric utilities and other construction and maintenance services decreased $6.5 million, or 25.1%, during the three months ended October 25, 2008 as compared to the three months ended October 27, 2007. The decrease was primarily attributable to a decline in construction work performed for a gas customer. Offsetting this decrease was $0.4 million of restoration work related to the hurricanes that impacted the Southern United States during the three months ended October 25, 2008.
     Costs of Earned Revenues. Costs of earned revenues increased $7.3 million to $268.6 million for the three months ended October 25, 2008 compared to $261.3 million for the three months ended October 27, 2007. The primary component of this increase was direct labor and subcontractor costs taken together which increased $7.8 million and direct materials which increased $0.2 million. Offsetting these increases was a decrease in other direct costs of $0.6 million. The net increase in costs of earned revenues was primarily due to higher levels of operations during the three months ended October 25, 2008 as compared to October 27, 2007. During the first quarter of fiscal 2009, costs of earned revenues as a percentage of contract revenues increased 1.2% compared to the same period last year. Labor and labor-related costs increased 1.6% as a percentage of contract revenues due to higher subcontractor costs incurred in connection with the work performed on restoration services related to the hurricanes that impacted the Southern United States. Fuel costs increased 0.5% as a percentage of contract revenues compared to the same period last year. Offsetting these increases was a 0.9 % decrease in other direct costs resulting from lower equipment costs and insurance claim activity.
     General and Administrative Expenses. General and administrative expenses increased $1.9 million to $27.5 million during the three months ended October 25, 2008 as compared to $25.6 million for the three months ended October 27, 2007. General and administrative expenses as a percentage of contract revenues were 8.2% and 7.8% for the three months ended October 25, 2008 and October 27, 2007, respectively. These increases were primarily due to increased payroll expenses and professional fees related to information technology initiatives. Offsetting this impact was a reduction in stock-based compensation expense which decreased to $1.5 million during the three months ended October 25, 2008 from $2.1 million during the three months ended October 27, 2007.

     Depreciation and Amortization. Depreciation and amortization increased to $16.6 million during the three months ended October 25, 2008 from $16.0 million during the three months ended October 27, 2007. Depreciation and amortization as a percentage of contract revenues increased to 5.0% during the three months ended October 25, 2008 compared to 4.9% during the three months ended October 27, 2007. The dollar amount and percentage increase for the current three month period is primarily a result of the level of capital expenditures incurred for our fleet of assets during fiscal 2008 to support our work volume.
     Interest Income. Interest income decreased to $0.1 million during the three months ended October 25, 2008 from $0.2 million during the three months ended October 27, 2007 as a result of a lower interest yield earned on cash balances during the current quarter.
     Interest Expense. Interest expense was $4.1 million during the three months ended October 25, 2008 as compared to $3.6 million during the three months ended October 27, 2007. The higher interest expense in the current period reflects borrowings under our new $195.0 credit agreement and higher overall borrowing costs.
     Other Income, Net. Other income decreased to $0.4 million during the three months ended October 25, 2008 as compared to $1.6 million during the three months ended October 27, 2007. The decrease was primarily the result of the write-off of $0.6 million in deferred financing costs associated with the replacement of our previous credit facility which was due to expire in December 2009. The remaining decrease is a result of a reduced number of assets sold during the three months ended October 25, 2008 as compared to the same period in the prior year.
     Income Taxes. The following table presents our income tax expense and effective income tax rate for continuing operations during the three months ended October 25, 2008 and October 27, 2007 (dollars in millions):

	For the Three Months Ended
	October 25,	October 27,
	2008	2007
Income taxes	$7.1	$9.7
Effective income tax rate	40.0%	38.8%
     Variations in our tax rate are primarily attributable to the impact of non-deductible and non-taxable items in relation to our pre-tax income during the period and our expectations of total annual results of operations. As of October 25, 2008, we had total unrecognized tax benefits of approximately $4.2 million. If it is subsequently determined those liabilities are not required, approximately $3.8 million would reduce our effective tax rate and $0.4 million would reduce goodwill during the periods recognized.

     Income from Continuing Operations. Income from continuing operations was $10.6 million during the three months ended October 25, 2008 as compared to $15.3 million during the three months ended October 27, 2007.
     Discontinued Operations. The following table presents our results from discontinued operations during the three months ended October 25, 2008 and October 27, 2007:

	For the Three Months Ended
	October 25, 2008	October 27, 2007
	(Dollars in thousands)
Contract revenues of discontinued operations	$—	$—
Loss from discontinued operations before income taxes	$(64)	$(539)
Loss from discontinued operations, net of tax	$(38)	$(330)
     The operations of Apex were discontinued in December 2006 and there were no contract revenues earned during fiscal 2008 or fiscal 2009. The loss from discontinued operations for the three months ended October 25, 2008 and October 27, 2007 was primarily the result of legal expenses associated with a lawsuit that was commenced against Apex during fiscal 2007.
     Net Income. Net income was $10.5 million during the three months ended October 25, 2008 as compared to net income of $14.9 million during the three months ended October 27, 2007.
Liquidity and Capital Resources
     Capital requirements. We use capital primarily to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. Our working capital needs are influenced by our level of operations and generally increase with higher levels of revenues. Furthermore, working capital needs are influenced by the timing of the collection of accounts receivable for work performed for our customers. We believe that none of our major customers are experiencing significant financial difficulty as of October 25, 2008. Our sources of cash have historically been operating activities, long-term debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. We periodically borrow from and repay our revolving credit facility based on our cash requirements. Additionally, to the extent we make acquisitions that involve consideration other than our stock, or to the extent we repurchase common stock, our capital requirements may increase.

     Cash and cash equivalents totaled $45.7 million at October 25, 2008 compared to $22.1 million at July 26, 2008.

	For the Three Months Ended
	October 25, 2008	October 27, 2007
	(Dollars in millions)
Net cash flows:
Provided by operating activities	$4.1	$17.7
Used in investing activities	$(8.2)	$(19.7)
Provided by financing activities	$27.8	$2.4
     Cash from operating activities. During the three months ended October 25, 2008, net cash provided by operating activities was $4.1 million, comprised primarily of net income, adjusted for non-cash items. Non-cash items during the three months ended October 25, 2008 were primarily depreciation and amortization, gain on disposal of assets, stock-based compensation, write-off of deferred financing costs, and deferred income taxes. Changes in working capital and changes in other long term assets and liabilities used $27.3 million of operating cash flow during the three months ended October 25, 2008. Working capital changes that used operating cash flow during the three months ended October 25, 2008 included increases in accounts receivable and net costs and estimated earnings in excess of billings of $9.2 million and $2.1 million, respectively, due to current period billing and collection activity and the payment patterns of our customers, including billings related to hurricane restoration work performed during October 2008. Based on first quarter revenues, days sales outstanding for accounts receivable, net was 42.5 days as of October 25, 2008 compared to 43.4 days at October 27, 2007. Based on first quarter revenues, days sales outstanding for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, was 26.1 days as of October 25, 2008 compared to 26.5 days at October 27, 2007. The decrease in combined days sales outstanding for accounts receivable and costs and estimated earnings in excess of billings is due to overall improvement in billing and collection activities and the payment practices of our customers.
     Other working capital changes that used operating cash flow during the three months ended October 25, 2008 were decreases in other liabilities of $16.6 million primarily attributable to payments of approximately $8.6 million paid in connection with the settlement of a legal matter, $6.1 million for the semi-annual interest due on our 8.125% senior subordinated notes (“Notes”), and amounts incurred for annual employee bonuses. Additionally, we had net increases in other current and other non-current assets of $5.6 million primarily as a result of increased prepaid insurance and other prepaid costs. Components of the working capital changes that contributed to operating cash flow during the three months ended October 25, 2008 were increases in accounts payable of $2.6 million due to the timing of the receipt and payment of invoices and a decrease in income taxes receivable of $3.7 million due to the timing of required payments.
     Cash used in investing activities. For the three months ended October 25, 2008 and October 27, 2007, net cash used in investing activities was $8.2 million and $19.7 million, respectively. Capital expenditures were $9.3 million and $21.2 million during the three months ended October 25, 2008 and October 27, 2007, respectively, offset in part by $1.3 million and $1.8 million, respectively, in proceeds from the sale of idle assets. Capital expenditures declined in the current period compared to the same period in the prior year as we replaced fewer assets and sized our fleet of assets to reflect current and anticipated work volume. Restricted cash, related to funding provisions of our insurance claims program, increased $0.2 million and $0.4 million during the three months ended October 25, 2008 and October 27, 2007, respectively.

     Cash provided by financing activities. For the three months ended October 25, 2008 and October 27, 2007, net cash provided by financing activities was $27.8 million and $2.4 million, respectively. During the three months ended October 25, 2008 we borrowed $30.0 million under our new credit facility and paid $1.5 million in debt issuance costs related to the facility. In addition, we paid $0.7 million for principal amounts owed on our capital leases. During the three months ended October 27, 2007 we had $5.0 million of net borrowings under our previous credit agreement and made principal payments of $0.9 million on capital leases and other notes payable.
     During the three months ended October 27, 2007, we repurchased 94,000 shares of our common stock for $2.8 million, in open market transactions. During the three months ended October 25, 2008 and October 27, 2007, we withheld shares of restricted units totaling 1,582 and 4,300, respectively, and paid less than $0.1 million and approximately $0.1 million, respectively, to the appropriate tax authorities in order to meet payroll tax withholding obligations on restricted units that vested to certain of our officers during those periods. We received proceeds of $1.1 million from the exercise of stock options for the three months ended October 27, 2007. There was no excess tax benefit received from the exercise of stock options and vesting of restricted stock units for the three months ended October 25, 2008 and minimal excess tax benefit received from the exercise of stock options and vesting of restricted stock units for the three months ended October 27, 2007.
     Compliance with Senior Notes and Credit Agreement
     The indenture governing the Notes contains covenants that restrict our ability to: make certain payments, including the payment of dividends; redeem or repurchase our capital stock; incur additional indebtedness and issue preferred stock; make investments; create liens; enter into sale and leaseback transactions; merge or consolidate with another entity; sell assets; and enter into transactions with affiliates. As of October 25, 2008, we were in compliance with all covenants and conditions under the Notes.
     On September 12, 2008, we entered into a new $195.0 million Credit Agreement (“Credit Agreement”) with a syndicate of banks. The Credit Agreement has an expiration date of September 12, 2011 and provides for a maximum borrowing of $195.0 million, including a sublimit of $100.0 million for the issuance of letters of credit. Subject to certain conditions, the Credit Agreement provides for two one-year extensions and the ability to borrow an incremental $100.0 million. The Credit Agreement replaces our existing credit facility which was due to expire in December 2009 (the “Prior Agreement”). Letters of credit issued from the Prior Agreement were transferred to the Credit Agreement.
     Borrowings under the Credit Agreement bear interest, at our option, at either (a) the administrative agent’s base rate, described in the Credit Agreement as the higher of the administrative agent’s prime rate or the federal funds rate plus 0.50%, or (b) LIBOR (a publicly published rate) plus, in either case, a spread based upon our consolidated leverage ratio. Based on our current leverage ratio, borrowings would be eligible for a spread of 1.00% for revolving borrowings based on prime rate or the federal funds rate and 2.00% for revolving borrowings based on LIBOR. The Credit Agreement also includes a fee for the outstanding letters of credit, currently at a rate of 2.125% per annum. In addition, we will pay a quarterly facility fee, at rates that range from 0.50% to 0.75% of the unutilized commitments depending on our leverage ratio. The payments under the Credit Agreement are guaranteed by certain subsidiaries and secured by a pledge of (i) 100% of the equity of our material domestic subsidiaries, (ii) 100% of the non-voting equity and 65% of the voting equity of first tier material foreign subsidiaries if any, in each case excluding certain unrestricted subsidiaries.

      The Credit Agreement contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. The Credit Agreement contains financial covenants based on defined calculations which require us to (i) maintain a leverage ratio of not greater than 3.00 to 1.00, as measured at the end of each fiscal quarter, (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain consolidated total tangible net worth, as measured at the end of each fiscal quarter, of not less than $50.0 million plus (A) 50% of consolidated net income (if positive) from September 12, 2008 to the date of computation plus (B) 75% of equity issuances made from September 12, 2008 to the date of computation.
     As of October 25, 2008, we had $30.0 million of outstanding borrowings and $51.8 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are issued as part of our insurance program. At October 25, 2008, we had additional borrowing availability of $113.2 million under the most restrictive covenants of the Credit Agreement and were in compliance with the financial covenants and conditions.
     Contractual Obligations. The following tables set forth our outstanding contractual obligations, including related party leases, as of October 25, 2008:

				Greater
	Less than	Years	Years	than 5
	1 Year	1-3	3 - 5	Years	Total
		(Dollars in thousands)
Notes	$—	$—	$—	$150,000	$150,000
Borrowings under Credit Agreement(1)	—	30,116	—	—	30,116
Interest payments on Notes	12,188	24,375	24,375	24,374	85,312
Capital lease obligations (including interest and executory costs)	2,258	727	8	—	2,993
Operating leases	8,172	9,272	4,619	7,658	29,721
Employment agreements	2,196	1,855	438	—	4,489
Purchase and other contractual obligations	3,834	—	—	—	3,834

Total	$28,648	$66,345	$29,440	$182,032	$306,465

(1)   Consists of amounts outstanding under our Credit Agreement and includes contractual interest payments as of October 25, 2008.
     Our condensed consolidated balance sheet as of October 25, 2008 includes a long term liability of approximately $39.1 million classified as Accrued Insurance Claims. This liability has been excluded from the above table as the timing of any cash payments are uncertain. See Note 8 of the notes to condensed consolidated financial statements for additional information regarding our accrued insurance claims liability.

     The liability for unrecognized tax benefits for uncertain tax positions at October 25, 2008 was $4.2 million. This entire amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolutions of the underlying tax positions with the relevant tax authorities.
     Off-Balance Sheet Arrangements. We have obligations under performance bonds related to certain of our customer contracts. Performance bonds generally provide our customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our obligations under contract. As of October 25, 2008, we had $41.9 million of outstanding performance bonds. As of October 25, 2008, no events have occurred in which the customers have exercised their rights under the performance bonds.
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
     Although recent distress in the financial markets has not had a significant impact on our financial position, results of operations or cash flows as of and for the three month period ending October 25, 2008, management continues to monitor the financial markets and general economic conditions in the United States. If further changes in financial markets or other areas of the economy adversely impact our ability to access capital markets we would expect to rely on a combination of available cash and existing committed credit facilities to provide short-term funding. We believe that our cash investment policies are conservative and do not expect that the current volatility in the capital markets will have a material impact on the principal amounts of our cash investments.
     Backlog. Our backlog consists of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under long-term requirements contracts, including master service agreements. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical experience with customers and, more generally our experience in procurements of this type. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time, particularly in light of the current economic conditions and the uncertainty that imposes on changes in our customer’s requirements for our services.
     Our backlog at October 25, 2008 and July 26, 2008 was $1.150 billion and $1.313 billion, respectively. We expect to complete approximately 62.1% of our current backlog during the next twelve months.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have market risk exposure related to interest rates on our cash and equivalents and our debt obligations. The effects of market changes on interest rates are monitored and we manage the interest rate risk by investing in short-term investments with market rates of interest and by maintaining a mix of fixed and variable rate debt. A hypothetical 100 basis point change in interest rates would result in a change to annual interest income by approximately $0.5 million based on the amount of cash and equivalents held as of October 25, 2008.
     As of October 25, 2008, outstanding long-term debt included our $150 million Notes due in 2015, which bear a fixed rate of interest of 8.125%. Due to the fixed rate of interest on the Notes, changes in interest rates would not have an impact on the related interest expense. The fair value of the Notes totaled approximately $123.9 million as of October 25, 2008 based on quoted market prices. There exists market risk sensitivity on the fair value of the fixed rate Notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect at October 25, 2008 would result in an increase or decrease in the fair value of the Notes of approximately $3.8 million, calculated on a discounted cash flow basis.

     As of October 25, 2008, we had $30.0 million of outstanding borrowings under our Credit Agreement. Our Credit Agreement generally permits borrowings at a variable rate of interest. Assuming a hypothetical 100 basis point change in the rate at October 25, 2008, our annual interest cost on Credit Agreement borrowings would change by $0.3 million. As of October 25, 2008, we had $2.7 million of capital leases with varying rates of interest due through fiscal 2011. A hypothetical 100 basis point change in interest rates in effect at October 25, 2008 on these capital leases would not have a material impact on the fair value of the leases or on our annual interest cost.
     We also have market risk for foreign currency exchange rates related to our operations in Canada. As of October 25, 2008, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     During fiscal 2007, the Company was contacted by counsel representing current and former employees alleging violations of the Fair Labor Standards Act and state wage and hour laws at the Company’s UtiliQuest, LLC, S.T.S., LLC and Locating, Inc. subsidiaries. The claims included periods dating primarily from September 2003 through January 31, 2007 and cover a number of states where these subsidiaries conducted business. During the second quarter of fiscal 2008, these subsidiaries reached an agreement to settle these claims through a structured mediation process. While the subsidiaries deny the allegations underlying the dispute, they agreed to the mediated settlement to avoid additional legal fees, the uncertainty of a jury trial and the management time that would have been devoted to litigation. Excluding legal expenses of the Company, approximately $8.6 million was incurred pursuant to the settlement and was included in accrued liabilities as of July 26, 2008. This amount was paid during the three months ended October 25, 2008.

     In December 2006, two former employees of Apex Digital, LLC (“Apex”), a wholly-owned subsidiary that was discontinued during the second quarter of fiscal 2007, commenced a lawsuit against the subsidiary in Illinois State Court on behalf of themselves and purporting to represent other similarly situated employees in Illinois. The lawsuit alleged that Apex violated certain minimum wage laws under the Fair Labor Standards Act and related state laws by failing to comply with applicable minimum wage and overtime pay requirements. The plaintiffs sought damages and costs. They also sought to certify, and eventually notify, a class consisting of former employees who, since December 2003, have worked for Apex. On January 30, 2007 the case was removed to the United States District Court for the Northern District of Illinois. In July 2007, plaintiffs amended the complaint to include Dycom as a defendant. In June 2008, the defendants reached an agreement to settle these claims through a structured mediation process. While Apex denies allegations underlying the dispute, it agreed to the mediated settlement to avoid additional legal fees, the uncertainty of a jury trial and the management time and effort that would have been devoted to litigation. In November 2008, the Court approved this settlement and the sole objecting plaintiff will have thirty days from the entry of the court’s order approving the settlement to file the appeal. During the fourth quarter of fiscal 2008, Apex incurred a charge of approximately $1.2 million which represents management’s best estimate of the amount to be paid pursuant to the settlement. Actual payments could differ from our estimate.
     From time to time, the Company and its subsidiaries are party to various other claims and legal proceedings. Additionally, as part of our insurance program, we retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. For these claims, the effect of our financial statements is generally limited to the amount of our insurance deductible or insurance retention. It is the opinion of management, based on information available at this time, that none of the pending claims or proceedings will have a material effect on our condensed consolidated financial statements.
Item 1A. Risk Factors
     The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended July 26, 2008.
     The recent economic downturn and the financial and credit crisis may adversely impact our customers’ future spending and their ability to pay amounts owed to us. Based on a number of indicators, it appears that growth in economic activity has slowed substantially. At the present time, the rate at which the economy will slow and the length of time that it will remain slow has become increasingly uncertain. Slowing economic growth may adversely impact the demand for our services and potentially result in the delay or cancellation of projects by our customers. This makes it difficult to estimate our customers’ requirements for our services and therefore adds uncertainty to the determination of our backlog. Many of our customers finance their projects through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there have been a significant decline in the credit markets and reductions in the availability of credit. Additionally, many of our customers’ equity values have substantially declined. A reduction in cash flow and the lack of availability of debt or equity financing may result in a reduction in our customers’ spending for our services and may also impact the ability for our customers to pay amounts owed to us, which could have a material adverse effect on our operations and our ability to grow at historical levels.

     We may incur impairment charges on goodwill or other intangible assets.   We account for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Our reporting units and related indefinite-lived intangible asset are tested annually during the fourth fiscal quarter of each year in accordance with SFAS No. 142 in order to determine whether their carrying value exceeds their fair value. Should this be the case, the value of the reporting unit’s goodwill or indefinite-lived intangible may be impaired and written down. Goodwill and indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value below the carrying value. If we determine the fair value of the goodwill or other identifiable intangible asset is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. Any such write-down could adversely affect our results of operations. As the result of our annual impairment test of goodwill in fiscal 2008, we recognized non-cash charges of approximately $5.9 million related to our Stevens Communications reporting unit and approximately $3.8 million related to our Nichols Construction reporting unit. Additionally, in fiscal 2005 and 2006, we recognized non-cash charges of approximately $29.0 million related to our White Mountain Cable Construction reporting unit and $14.8 million related to our Can-Am Communications, Inc. reporting unit, respectively. The impairment charges reduced the carrying value of goodwill related to these reporting units.
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
     Our market capitalization has been significantly impacted by extreme volatility in the U.S. equity and credit markets and has recently been below our net book value. These conditions have not been sustained for an extended period of time. Further adverse changes in general economic and market conditions and further volatility in the equity and credit markets could impact the valuation of our reporting units. However, we currently believe the indicators do not suggest testing goodwill or intangible assets for impairment in advance of the tests we perform annually in the fourth fiscal quarter of each year.
     Our senior subordinated notes and revolving credit facility impose restrictions on us which may prevent us from engaging in transactions of benefit.   At October 25, 2008, we had $150 million in senior subordinated notes outstanding due October 2015. The notes were issued under an indenture dated as of October 11, 2005. The indenture governing the notes contains covenants that restrict our ability to: make certain payments, including the payment of dividends; redeem or repurchase capital stock; incur additional indebtedness and issue preferred stock; make investments; create liens; enter into sale and leaseback transactions; merge or consolidate with another entity; sell assets; and enter into transactions with affiliates.

     On September 12, 2008, the Company entered into a new three-year $195.0 million Credit Agreement (“Credit Agreement”) with a syndicate of banks. The Credit Agreement replaces the Company’s existing credit facility which was due to expire in December 2009 (the “Prior Agreement”). Letters of credit issued from the Prior Agreement were transferred to the Credit Agreement. The Credit Agreement has an expiration date of September 12, 2011 and provides for a maximum borrowing of $195.0 million, including a sublimit of $100.0 million for the issuance of letters of credit. Subject to certain conditions, the Credit Agreement provides for two one-year extensions and the ability to borrow an incremental $100.0 million. The Credit Agreement requires us to: (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.0 as measured at the end of each fiscal quarter; (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter; and (iii) maintain consolidated tangible net worth as calculated at the end of each fiscal quarter, of not less than $50 million plus 50% of consolidated net income (if positive) from September 12, 2008 to the date of computation plus 75% of the equity issuances made from September 12, 2008 to the date of computation. A default under our credit agreement or the indenture could result in the acceleration of our obligations under either or both of those agreements as a result of cross acceleration and cross default provisions. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) During the three months ended October 25, 2008, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.
(b) Not applicable.
(c) The following table summarizes the Company’s purchases of its common stock:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the Plan
Period	Purchased	Per Share	Plans or Programs	or Programs

July 27, 2008 – August 23, 2008	—	—	—	—
August 24, 2008 – September 20, 2008	—	—	—	—
September 21, 2008 – October 25, 2008 (a)	1,582	$8.52	—	—

(a)	The Company acquired 1,582 shares of common stock related to income tax withholdings for restricted stock units that vested on October 17, 2008 and October 24, 2008, respectively.

Item 6. EXHIBITS
     Exhibits furnished pursuant to the requirements of Form 10-Q:
Exhibit number

10.1+	Credit Agreement dated September 12, 2008 by and among Dycom Industries, Inc. and the Wachovia Bank, National Association, as Administrative Agent for the Lenders and Bank of America, N.A., as Syndication Agent.

11	Statement re computation of per share earnings; All information required by Exhibit 11 is presented within Note 2 of the Company’s condensed consolidated financial statements in accordance with the provisions of SFAS No. 128.

31.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC. Registrant

Date: November 25, 2008	/s/ Steven E. Nielsen
	Name:	Steven E. Nielsen
	Title:	President and Chief Executive Officer

Date: November 25, 2008	/s/ H. Andrew DeFerrari
	Name:	H. Andrew DeFerrari
	Title:	Senior Vice President and Chief Financial Officer