Form 10-Q
period 2009-01-24
DYCOM INDUSTRIES INC
filed 2009-03-04
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 24, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 0-5423
DYCOM INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Florida	59-1277135

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11770 US Highway 1, Suite 101, Palm Beach Gardens, Florida	33408

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock	Outstanding shares March 2, 2009
Common stock, par value of $0.33 1/3	39,445,854

Dycom Industries, Inc.

Part 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 24,	July 26,
	2009	2008
	(Dollars in thousands)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$74,037	$22,068
Accounts receivable, net	115,146	146,420
Costs and estimated earnings in excess of billings	58,047	94,270
Deferred tax assets, net	16,784	19,347
Income taxes receivable	10,921	6,014
Inventories	9,639	8,994
Other current assets	12,821	7,301
Current assets of discontinued operations	644	667

Total current assets	298,039	305,081

Property and equipment, net	156,801	170,479
Goodwill	157,944	252,374
Intangible assets, net	59,334	62,860
Other	11,605	10,478

Total non-current assets	385,684	496,191

TOTAL	$683,723	$801,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$22,717	$29,835
Current portion of debt	1,759	2,306
Billings in excess of costs and estimated earnings	332	483
Accrued insurance claims	32,671	29,834
Other accrued liabilities	44,060	66,275
Current liabilities of discontinued operations	638	2,731

Total current liabilities	102,177	131,464

LONG-TERM DEBT	145,678	151,049
ACCRUED INSURANCE CLAIMS	34,378	37,175
DEFERRED TAX LIABILITIES, net non-current	18,000	31,750
OTHER LIABILITIES	5,830	5,314
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	473	427

Total liabilities	306,536	357,179

COMMITMENTS AND CONTINGENCIES, Notes 10, 11, 15 and 16

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 39,443,225 and 39,352,020 issued and outstanding, respectively	13,147	13,117
Additional paid-in capital	172,900	172,167
Accumulated other comprehensive (loss) income	(79)	186
Retained earnings	191,219	258,623

Total stockholders’ equity	377,187	444,093

TOTAL	$683,723	$801,272

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	January 24, 2009	January 26, 2008
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$245,522	$284,758

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	205,860	247,906
General and administrative (including stock-based compensation expense of $0.3 million and $1.0 million, respectively)	21,535	22,315
Depreciation and amortization	16,817	16,910
Goodwill impairment charge	94,429	—

Total	338,641	287,131

Interest income	40	171
Interest expense	(4,099)	(3,566)
Other income, net	1,832	798

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(95,346)	(4,970)

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	(2,352)	618
Deferred	(15,041)	(2,455)

Total	(17,393)	(1,837)

LOSS FROM CONTINUING OPERATIONS	(77,953)	(3,133)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(93)

NET LOSS	$(77,953)	$(3,226)

LOSS PER COMMON SHARE — BASIC:
Loss from continuing operations	$(1.98)	$(0.08)
Loss from discontinued operations	—	—

Net loss	$(1.98)	$(0.08)

LOSS PER COMMON SHARE — DILUTED:
Loss from continuing operations	$(1.98)	$(0.08)
Loss from discontinued operations	—	—

Net loss	$(1.98)	$(0.08)

SHARES USED IN COMPUTING LOSS PER COMMON SHARE:
Basic	39,379,470	40,799,664

Diluted	39,379,470	40,799,664

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended
	January 24, 2009	January 26, 2008
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$579,489	$614,430

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	474,506	509,218
General and administrative (including stock-based compensation expense of $1.9 million and $3.2 million, respectively)	49,074	47,923
Depreciation and amortization	33,429	32,957
Goodwill impairment charge	94,429	—

Total	651,438	590,098

Interest income	174	381
Interest expense	(8,151)	(7,122)
Other income, net	2,234	2,370

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(77,692)	19,961

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	1,753	12,811
Deferred	(12,077)	(4,974)

Total	(10,324)	7,837

INCOME (LOSS) FROM CONTINUING OPERATIONS	(67,368)	12,124

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(37)	(422)

NET INCOME (LOSS)	$(67,405)	$11,702

EARNINGS (LOSS) PER COMMON SHARE — BASIC:
Income (loss) from continuing operations	$(1.71)	$0.30
Loss from discontinued operations	—	(0.01)

Net income (loss)	$(1.71)	$0.29

EARNINGS (LOSS) PER COMMON SHARE — DILUTED:
Income (loss) from continuing operations	$(1.71)	$0.30
Loss from discontinued operations	—	(0.01)

Net income (loss)	$(1.71)	$0.28

SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON SHARE:
Basic	39,350,611	40,759,267

Diluted	39,350,611	41,073,223

Earnings per share amounts may not add due to rounding.
See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	January 24, 2009	January 26, 2008
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(67,405)	$11,702
Adjustments to reconcile net cash inflow from operating activities:
Depreciation and amortization	33,429	32,957
Bad debts expense (recovery), net	23	(118)
Gain on sale of fixed assets	(1,520)	(2,204)
Gain on extinguishment of debt, net	(1,300)	—
Write-off of deferred financing costs	551	—
Deferred income tax (benefit) provision	(12,077)	(4,963)
Stock-based compensation expense	1,877	3,164
Amortization of debt issuance costs	472	400
Goodwill impairment charge	94,429	—
Excess tax benefit from share-based awards	—	(479)
Change in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable, net	31,252	18,149
Costs and estimated earnings in excess of billings, net	36,072	16,655
Other current assets and inventory	(6,165)	(6,414)
Other assets	572	723
Income taxes receivable	(4,902)	(5,969)
Increase (decrease) in operating liabilities:
Accounts payable	(7,141)	(3,144)
Accrued insurance claims and other liabilities	(22,957)	2,431

Net cash provided by operating activities	75,210	62,890

INVESTING ACTIVITIES:
Restricted cash	(233)	(369)
Capital expenditures	(18,313)	(42,221)
Proceeds from sale of assets	1,840	2,948

Net cash used in investing activities	(16,706)	(39,642)

FINANCING ACTIVITIES:
Proceeds from long-term debt	30,000	15,000
Principal payments on long-term debt	(31,268)	(26,809)
Purchase of senior subordinated notes	(3,242)	—
Debt issuance costs	(1,795)	—
Repurchases of common stock	—	(2,754)
Excess tax benefit from share-based awards	—	479
Restricted stock tax withholdings	(246)	(2,081)
Exercise of stock options and other	16	1,314

Net cash used in financing activities	(6,535)	(14,851)

Net increase in cash and equivalents	51,969	8,397

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	22,068	18,862

CASH AND EQUIVALENTS AT END OF PERIOD	$74,037	$27,259

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$7,119	$6,349
Income taxes	$6,581	$17,934
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$1,221	$2,595
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
     The condensed consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly- owned. All intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated balance sheets of the Company and the related condensed consolidated statements of operations and cash flows for the three and six month periods reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and six months ended January 24, 2009 are not necessarily indicative of the results that may be expected for the entire year. For a fuller understanding of the Company and its financial statements, the Company recommends reading these condensed consolidated financial statements in conjunction with the Company’s audited financial statements for the year ended July 26, 2008 included in the Company’s 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on September 4, 2008.
     The Company has determined that goodwill and non-current deferred tax liabilities, net from certain prior acquisitions were understated by $12.2 million on the July 26, 2008 consolidated balance sheet. The Company has corrected these amounts on the July 26, 2008 consolidated balance sheet and related footnote disclosures. The correction had no effect on the Company’s net income or cash flows included within previously issued financial statements. The Company has determined the impact of the above was immaterial to its consolidated balance sheet for all prior periods effected. The Company’s fiscal 2009 Form 10-K will be adjusted to reflect the corrected goodwill and non-current deferred tax liabilities, net balances as of July 26, 2008.
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
     Restricted Cash — As of January 24, 2009 and July 26, 2008, the Company had approximately $5.1 million and $4.8 million, respectively, in restricted cash which is held as collateral in support of the Company’s insurance obligations. Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows from investing activities in the condensed consolidated statements of cash flows.

     Goodwill and Intangible Assets — The Company accounts for goodwill in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The Company’s reporting units and related indefinite-lived intangible asset are tested annually during the fourth fiscal quarter of each year in accordance with SFAS No. 142 in order to determine whether their carrying value exceeds their fair value. Should this be the case, the value of a reporting unit’s goodwill or indefinite-lived intangible asset may be impaired and written down. Goodwill and indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value below the carrying value. If the Company determines the fair value of the goodwill or other identifiable intangible asset is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the condensed consolidated statements of operations.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If the Company determines the fair value of the asset is less than the carrying value, an impairment loss is incurred in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the condensed consolidated statements of operations.
     The Company uses judgment in assessing goodwill and intangible assets for impairment. Estimates of fair value are based on the Company’s projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business or operational strategies. In order to measure fair value, the Company employs a combination of present value techniques which reflect market factors. Changes in the Company’s judgments and projections could result in a significantly different estimate of the fair value and could result in an impairment of the goodwill and intangible assets. See Note 7 for further discussion regarding the Company’s goodwill and intangible assets.
     Income Taxes.— The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) on July 29, 2007, the first day of fiscal 2008. See Note 11 for further discussion regarding the Company’s income taxes.
     Comprehensive Income (Loss) — During the three and six months ended January 24, 2009 and January 26, 2008, the Company did not have any material changes in its equity resulting from non-owner sources. Accordingly, comprehensive income (loss) approximated the net income amounts presented for the respective periods in the accompanying condensed consolidated statements of operations.
     Multiemployer Defined Benefit Pension Plan — A wholly-owned subsidiary participates in a multiemployer defined benefit pension plan that covers certain of its employees. The subsidiary makes periodic contributions to the plan to meet its benefit obligations. During the three months ended January 24, 2009 and January 26, 2008, the subsidiary contributed approximately $1.8 million and $0.9 million to the plan, respectively. During the six months ended January 24, 2009 and January 26, 2008, the subsidiary contributed approximately $3.0 million and $1.9 million to the plan, respectively.

     Recently Adopted Accounting Standards — The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) on July 27, 2008, the first day of fiscal 2009. SFAS No. 157 defines fair value, establishes a measurement framework and expands disclosure requirements. SFAS No. 157 does not require any new fair value measurements, but applies to existing accounting pronouncements that require or permit fair value measurement as the relevant measurement attribute. The Company has no material financial assets or liabilities, or material non-financial assets and liabilities recognized at fair value on a recurring basis, which were impacted by the adoption of SFAS No. 157 during fiscal 2009. However, the Company does have material non-financial assets and liabilities measured at fair value on a non-recurring basis, including goodwill and other intangible assets. The effective date of the provisions of SFAS No. 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” and is effective for the Company beginning fiscal 2010. In October 2008 the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market of that Asset is not Active” (“FSP 157-3”). FSP 157-3 clarifies and reiterates certain provisions of existing fair value standards, including the requirements to base fair value on orderly transactions and inputs from management and broker quotes or pricing services. FSP 157-3 was effective upon issuance. The Company is currently evaluating the impact of SFAS No. 157 for non-financial assets and liabilities. The adoption of SFAS No. 157 for financial assets and liabilities did not have an impact on the Company’s condensed consolidated financial statements.
     The Company also adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) on July 27, 2008, the first day of fiscal 2009. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. As of January 24, 2009, the Company has elected not to apply the fair value option for any of its financial instruments or other assets and liabilities.
     Recently Issued Accounting Pronouncements — In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered as participating securities for the purposes of applying the two-class method of calculating earnings per share (“EPS”) under SFAS No. 128, “Earnings per Share.” The FASB staff concluded that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing EPS. EITF 03-6-1 is effective for the Company beginning in fiscal 2010 and also requires that all prior-period EPS data presented be adjusted retrospectively. The Company is currently evaluating the impact of EITF 03-6-1.
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
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental acquisition method of accounting established in SFAS No. 141; however, among other things, SFAS No. 141(R) requires fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. SFAS No. 141(R) will be effective for the Company for any acquisition completed subsequent to July 25, 2009. The Company is currently evaluating the impact of SFAS No. 141(R).

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
     The summary comparative financial results of the discontinued operations were as follows:

	For the Three Months Ended		For the Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
	(Dollars in thousands)
Contract revenues of discontinued operations	$—	$—	$—	$—
Loss of discontinued operations before income taxes	$—	$(156)	$(62)	$(695)
Loss of discontinued operations, net of tax	$—	$(93)	$(37)	$(422)
     In December 2006, two former employees of Apex commenced a lawsuit against the subsidiary in Illinois State Court on behalf of themselves and purporting to represent other similarly situated employees in Illinois. The lawsuit alleged that Apex violated certain minimum wage laws under the Fair Labor Standards Act and related state laws by failing to comply with applicable minimum wage and overtime pay requirements. In June 2008, the subsidiary reached an agreement to settle these claims through a structured mediation process and incurred a charge of approximately $1.2 million for the settlement. While the subsidiary denied the allegations underlying the dispute, it agreed to the mediated settlement to avoid additional legal fees, the uncertainty of a jury trial and the management time that would have been devoted to litigation. In January 2009, the Company paid the outstanding liability related to the settlement.

     The following table represents the assets and the liabilities of the discontinued operations:

	January 24, 2009	July 26, 2008
	(Dollars in thousands)

Deferred tax assets, net and other current assets	644	667

Current assets of discontinued operations	$644	$667

Accounts payable	$87	$129
Accrued liabilities	551	2,602

Total current liabilities of discontinued operations	$638	$2,731

Other accrued liabilities and deferred taxes	$473	$427

Non-current liabilities of discontinued operations	$473	$427

3. Computation of Earnings (Loss) Per Common Share
     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computation as required by SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted shares and restricted share units. Diluted earnings (loss) per common share includes the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested time vesting and certain performance vesting restricted shares and restricted share units. Performance vesting restricted shares and restricted share units are only included in diluted earnings (loss) per common share calculations for the period if all the necessary performance conditions are satisfied and their impact is not anti-dilutive. Common stock equivalents related to stock options are excluded from diluted earnings (loss) per common share calculations if their effect would be anti-dilutive. For the three and six months ended January 24, 2009 and the three months ended January 26, 2008, all common stock equivalents related to stock options and unvested restricted shares and restricted share units were excluded from the diluted loss per share calculation as their effect would be anti-dilutive due to the Company’s net loss for the periods.

	For the Three Months Ended		For the Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
	(Dollars in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$(77,953)	$(3,133)	$(67,368)	$12,124
Loss from discontinued operations, net of tax	—	(93)	(37)	(422)

Net income (loss)	$(77,953)	$(3,226)	$(67,405)	$11,702

Denominator:

Basic
Weighted-average number of common shares — Basic	39,379,470	40,799,664	39,350,611	40,759,267

Diluted
Weighted-average number of common shares — Basic	39,379,470	40,799,664	39,350,611	40,759,267
Potential common stock arising from stock options, unvested restricted shares and unvested restricted share units	—	—	—	313,956

Weighted-average number of common shares — Diluted	39,379,470	40,799,664	39,350,611	41,073,223

Antidilutive weighted shares excluded from the calculation of earnings (loss) per share	3,145,042	2,897,883	2,901,314	1,157,679

EARNINGS (LOSS) PER COMMON SHARE — BASIC:

Income (loss) from continuing operations	$(1.98)	$(0.08)	$(1.71)	$0.30
Loss from discontinued operations	—	—	—	(0.01)

Net income (loss)	$(1.98)	$(0.08)	$(1.71)	$0.29

EARNINGS (LOSS) PER COMMON SHARE — DILUTED:

Income (loss) from continuing operations	$(1.98)	$(0.08)	$(1.71)	$0.30
Loss from discontinued operations	—	—	—	(0.01)

Net income (loss)	$(1.98)	$(0.08)	$(1.71)	$0.28

Earnings per share amounts may not add due to rounding.
4. Accounts Receivable
     Accounts receivable consist of the following:

	January 24, 2009	July 26, 2008
	(Dollars in thousands)
Contract billings	$112,654	$145,346
Retainage	2,138	972
Other receivables	955	871

Total	115,747	147,189
Less: allowance for doubtful accounts	601	769

Accounts receivable, net	$115,146	$146,420

     The allowance for doubtful accounts changed as follows:

	For the Three Months Ended		For the Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
	(Dollars in thousands)
Allowance for doubtful accounts at beginning of period	$474	$979	$769	$986
Bad debt expense (recovery), net	161	(183)	23	(118)
Amounts (charged against) credited to the allowance	(34)	64	(191)	(8)

Allowance for doubtful accounts at end of period	$601	$860	$601	$860

     As of January 24, 2009, the Company expected to collect all retainage balances within the next twelve months.
5. Costs and Estimated Earnings on Contracts in Excess of Billings
     Costs and estimated earnings in excess of billings, net, consists of the following:

	January 24, 2009	July 26, 2008
	(Dollars in thousands)
Costs incurred on contracts in progress	$49,231	$75,978
Estimated to date earnings	8,816	18,292

Total costs and estimated earnings	58,047	94,270

Less: billings to date	332	483

	$57,715	$93,787

Included in the accompanying condensed consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$58,047	$94,270
Billings in excess of costs and estimated earnings	(332)	(483)

	$57,715	$93,787

     The above amounts include both revenue for services from contracts based on units of delivery and cost-to-cost measures of the percentage of completion method.

6. Property and Equipment
     Property and equipment, including amounts for assets subject to capital leases, consists of the following:

	January 24, 2009	July 26, 2008
	(Dollars in thousands)
Land	$2,974	$2,953
Buildings	9,834	9,751
Leasehold improvements	4,486	3,959
Vehicles	207,442	204,814
Furniture, fixtures, computer equipment and software	46,671	40,339
Equipment and machinery	128,376	133,138

Total	399,783	394,954
Less: accumulated depreciation	242,982	224,475

Property and equipment, net	$156,801	$170,479

     Depreciation expense and repairs and maintenance, including amounts for assets subject to capital leases, were as follows:

	For the Three Months Ended		For the Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
	(Dollars in thousands)
Depreciation expense	$15,116	$15,112	$29,904	$29,329
Repairs and maintenance expense	$3,836	$5,152	$8,315	$10,708
7. Goodwill and Intangible Assets
     The Company’s goodwill and intangible assets consist of the following:

	Useful Life
	In Years	January 24, 2009	July 26, 2008
		(Dollars in thousands)

Goodwill	N/A	$157,944	$252,374

Intangible Assets:
Carrying amount
Covenants not to compete	5-7	$800	$800
UtiliQuest tradename	Indefinite	4,700	4,700
Tradenames	4-15	2,925	2,925
Customer relationships	5-15	77,555	77,555

		85,980	85,980

Accumulated amortization:
Covenants not to compete		800	747
Tradenames		811	714
Customer relationships		25,035	21,659

		26,646	23,120

Net Intangible Assets		$59,334	$62,860

     For finite-lived intangible assets, amortization expense for the three months ended January 24, 2009 and January 26, 2008 was $1.7 million and $1.8 million, respectively. For finite-lived intangible assets, amortization expense for the six months ended January 24, 2009 and January 26, 2008 was $3.5 million and $3.6 million, respectively. Amortization for the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset. Amortization for the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible assets.
     The Company’s goodwill resides in multiple reporting units. The profitability of individual reporting units may periodically suffer from downturns in customer demand and other factors which result from the cyclical nature of the Company’s business, the high level of competition existing within the Company’s industry, the concentration of the Company’s revenues within a limited number of customers and the level of overall economic activity. Individual reporting units may be relatively more impacted by these factors than the Company as a whole. Specifically during times of economic slowdown, the Company’s customers may reduce their capital expenditures and defer or cancel pending projects. As a result, demand for the services of one or more of the reporting units could decline resulting in an impairment of goodwill or intangible assets and could adversely affect the Company’s operations, cash flows and liquidity.
     The Company tested its reporting units goodwill for impairment in the fourth quarter of fiscal 2008 and determined its Stevens Communications (“Stevens”) and Nichols Communications (“Nichols”) reporting units were impaired and consequently recognized goodwill impairment charges of approximately $5.9 million and $3.8 million, respectively. The estimate of fair value of these reporting units was based on the Company’s projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business and operational strategies. The key assumptions used to determine the fair value of the Company’s reporting units during the fiscal 2008 annual impairment analysis were: (a) expected cash flow for a period of seven years; (b) terminal value based upon terminal growth rates of between 2% and 4%; and (c) a discount rate of 12% which was based on the Company’s best estimate during the period of the weighted average cost of capital adjusted for risks associated with the reporting units. The Company believes the assumptions used in the fiscal 2008 annual impairment analysis were consistent with the risk inherent in the business models of its reporting units and within the Company’s industry at the time the analysis was performed.

     SFAS No. 142 requires that goodwill and indefinite lived intangible assets be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce their fair value below their carrying amount. From October 2008 through the present, the Company’s market capitalization has been significantly impacted by the extreme volatility in the U.S. equity and credit markets and has traded below the book value of shareholders’ equity. As a result, the Company evaluated whether the decrease in its market capitalization reflected factors that would more likely than not reduce the fair value of the reporting units below their carrying value. Based on a combination of factors, including the current economic environment, the sustained period of decline in market capitalization, and the implied valuation and discount rate assumptions in the Company’s industry, the Company concluded that there were sufficient indicators to perform an interim impairment test.
     The fiscal 2009 interim impairment analysis utilized the same valuation techniques used in the Company’s annual fiscal 2008 impairment analysis. However, the Company employed a higher discount rate in the fiscal 2009 analysis based on current economic conditions and industry valuation comparisons. The higher discount rate used in the fiscal 2009 interim analysis resulted in a substantial decline in the fair value of the reporting units. The key assumptions used to determine the fair value of the Company’s reporting units during this interim impairment analysis were: (a) expected cash flow for a period of seven years; (b) terminal value based upon terminal growth rates of between 2% and 4%; and (c) a discount rate of 18% which was based on the Company’s best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units. The Company believes the assumptions used in the fiscal 2009 interim impairment analysis are consistent with the risk inherent in the business models of the reporting units and within the Company’s industry as of January 24, 2009.
     As a result of the impairment analysis, the Company determined that the estimated fair value of the Broadband Installation Services (“Broadband Express”), C-2 Utility Contractors (“C-2”), Ervin Cable Construction (“Ervin”), Nichols, Stevens, and UtiliQuest reporting units were less than their respective carrying values at January 24, 2009. As a result, the Company performed a second step of the impairment analysis to determine the implied fair value of each reporting unit’s goodwill. The activities in the second step included a hypothetical valuation of all of the tangible and intangible assets of the reporting units as if they had been acquired in separate business combinations. The Company’s interim impairment analysis is not yet complete; however, it has recognized a preliminary goodwill impairment charge of $94.4 million. This preliminary charge included impairments at Broadband Express for $14.8 million, C-2 for $9.2 million, Ervin for $15.7 million, Nichols for $2.0 million, Stevens for $2.4 million and UtiliQuest for $50.5 million. After the preliminary impairment charges recognized, the C-2, Nichols, and Stevens reporting units have no remaining goodwill, while Broadband Express, Ervin, and UtiliQuest have $19.7 million, $7.4 million and $35.6 million remaining goodwill, respectively, as of January 24, 2009. The Company expects to complete its impairment analysis in the third quarter of fiscal 2009. Accordingly, an adjustment to the preliminary impairment charge may be required when the Company finalizes its analysis. The goodwill impairment charge did not affect the Company’s compliance with its financial covenants and conditions under its revolving credit agreement or senior subordinated notes.

     Based on the results of the interim testing, the Company concluded the fair value of the Company’s remaining reporting units exceeded their carrying value at January 24, 2009. Accordingly, there was no impairment of these reporting units. The Company also determined there was no impairment of the $4.7 million indefinite-lived tradename at its UtiliQuest reporting unit as of January 24, 2009. In addition, an interim impairment test of the Company’s finite-lived intangible assets was performed under the guidance of SFAS No. 144. In accordance with SFAS No. 144, recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. The Company determined that there was no impairment of any of the finite-lived intangible assets as of January 24, 2009.
     During the Company’s goodwill interim impairment test, the estimated fair value of the Globe Communications (“Globe”), Prince Telecom (“Prince”), and TCS Communications (“TCS”) reporting units exceeded their carrying value by a margin of approximately 25% or less. Additionally, there is no excess margin of fair value over carrying value for the Broadband Express, Ervin, and UtiliQuest reporting units, as their carrying values were written down to their estimated fair values during the three months ended January 24, 2009. As a result, the goodwill and intangible asset balances of these reporting units may have an increased likelihood of impairment if adverse events were to occur or circumstances were to change, and the long-term outlook for their cash flows were adversely impacted. Broadband Express, Ervin, Globe, Prince, TCS, and UtiliQuest have remaining goodwill balances of $19.7 million, $7.4 million, $1.4 million, $39.7 million, $4.7 million, and $35.6 million, respectively, as of January 24, 2009.
     Except for the preliminary goodwill impairment charges, none of the Company’s reporting units have incurred significant losses in fiscal 2009. The estimates and assumptions made in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Changes in the Company’s judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in additional reporting units with impairment of goodwill or intangible assets. A change in the estimated discount rate used would impact the preliminary amount of goodwill impairment charges recorded. Additionally, continued adverse conditions in the economy and future volatility in the equity and credit markets could continue to impact the Company’s valuation of its reporting units. The Company can provide no assurances that, if such conditions continue, they will not trigger additional impairments of goodwill and other intangible assets in future periods.
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

     Accrued insurance claims consist of the following:

	January 24, 2009	July 26, 2008
	(Dollars in thousands)
Amounts expected to be paid within one year:
Accrued auto, general liability and workers’ compensation	$20,314	$16,599
Accrued employee group health	3,725	4,506
Accrued damage claims	8,632	8,729

	32,671	29,834
Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers’ compensation	26,948	30,156
Accrued damage claims	7,430	7,019

	34,378	37,175

Total accrued insurance claims	$67,049	$67,009

9. Other Accrued Liabilities
     Other accrued liabilities consist of the following:

	January 24, 2009	July 26, 2008
	(Dollars in thousands)
Accrued payroll and related taxes	$22,184	$25,935
Accrued employee benefit and bonus costs	2,985	7,017
Accrued construction costs	6,177	10,434
Interest payable	3,463	3,621
Other	9,251	19,268

Total other accrued liabilities	$44,060	$66,275

     Included in other accrued liabilities as of July 26, 2008 was $8.6 million in accrued costs related to a wage and hour class action settlement (see Note 16). This amount was paid during fiscal 2009.

10. Debt
     The Company’s outstanding indebtedness consists of the following:

	January 24, 2009	July 26, 2008
	(Dollars in thousands)
Senior subordinated notes	$145,350	$150,000
Capital leases	2,087	3,355

	147,437	153,355
Less: current portion	1,759	2,306

Long-term debt	$145,678	$151,049

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
     Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (a) the administrative agent’s base rate, described in the Credit Agreement as the higher of the administrative agent’s prime rate or the federal funds rate plus 0.50%, or (b) LIBOR (a publicly published rate) plus, in either case, a spread based upon the Company’s consolidated leverage ratio. Based on the Company’s current leverage ratio, borrowings are eligible for a spread of 1.00% for revolving borrowings based on prime rate or the federal funds rate and 2.00% for borrowings based on LIBOR. The Credit Agreement also includes a fee for letters of credit, currently at a rate of 2.125% per annum on the outstanding amount. In addition, the Company pays a quarterly facility fee, at rates that range from 0.50% to 0.75% of the unutilized commitments depending on the Company’s leverage ratio. The payments under the Credit Agreement are guaranteed by certain subsidiaries and secured by a pledge of (i) 100% of the equity of the Company’s material domestic subsidiaries, (ii) 100% of the non-voting equity and 65% of the voting equity of first tier material foreign subsidiaries, if any, in each case excluding certain unrestricted subsidiaries.
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

     As of January 24, 2009, the Company had no outstanding borrowings and $51.8 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are issued as part of the Company’s insurance program. At January 24, 2009, the Company had additional borrowing availability of $143.2 million under the most restrictive covenants of the Credit Agreement and was in compliance with the financial covenants and conditions.
     In October 2005, Dycom Investments, Inc., a wholly-owned subsidiary of the Company, issued 8.125% senior subordinated notes (“Notes”) due October 2015 in the aggregate principal amount of $150.0 million. Interest is due semi-annually on April 15th and October 15th of each year. During the three months ended January 24, 2009, the Company purchased $4.65 million principal amount of the Notes for $3.2 million. The net gain, after the write-off of associated debt issuance costs, was $1.3 million and is included in other income for the three and six months ended January 24, 2009. The indenture governing the Notes contains covenants that restrict the Company’s ability to: make certain payments, including the payment of dividends; redeem or repurchase capital stock of the Company; incur additional indebtedness and issue preferred stock; make investments; create liens; enter into sale and leaseback transactions; merge or consolidate with another entity; sell assets; and enter into transactions with affiliates. As of January 24, 2009, the Company was in compliance with all covenants and conditions under the indenture governing the Notes.
     The Company had $2.1 million in capital lease obligations as of January 24, 2009. The capital lease obligations were assumed in connection with the fiscal 2007 acquisitions of Cable Express Holding Company and Cavo Communications, Inc. The capital leases include obligations for certain vehicles and computer equipment and expire at various dates through fiscal year 2011.
11. Income Taxes
     The Company’s effective income tax rate was 18.2% and 13.3% for the three and six months ended January 24, 2009, respectively. The Company’s effective income tax rate was 37.0% and 39.3% for the three and six months ended January 26, 2008, respectively. Our effective income tax rate for the three and six months ended January 24, 2009 differs from the statutory rate during the periods primarily as a result of the non-cash goodwill impairment charge of $94.4 million (see Note 7), of which only $17.4 million was deductible for income tax purposes.
     As of January 24, 2009, the total amount of unrecognized tax benefits is $4.2 million. If it is subsequently determined those liabilities are not required, approximately $3.8 million would affect the Company’s effective tax rate and $0.4 million would reduce goodwill during the periods recognized.
     The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. During the three months ended January 24, 2009 and January 26, 2008, the Company recognized approximately $0.1 million and $0.2 million, respectively, in interest expense in the accompanying condensed consolidated statements of operations. During the six months ended January 24, 2009 and January 26, 2008, the Company recognized approximately $0.2 million and $0.4 million, respectively, in interest expense in the accompanying condensed consolidated statements of operations.

12. Other Income, net
     The components of other income, net, are as follows:

	For the Three Months Ended		For the Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
	(Dollars in thousands)
Gain on sale of fixed assets	$499	$828	$1,520	$2,204
Miscellaneous (loss) income	33	(30)	(35)	166
Gain on extinguishment of debt, net (See Note 10)	1,300	—	1,300	—
Write-off of deferred financing costs	—	—	(551)	—

Total other income, net	$1,832	$798	$2,234	$2,370

13. Capital Stock
     On each of August 28, 2007 and May 20, 2008, the Company’s Board of Directors authorized the repurchase of up to $15 million of its common stock over an eighteen month period in open market or private transactions (for an aggregate authorization of $30 million). On August 26, 2008 the Board of Directors increased its authorization to repurchase shares of its common stock by $15 million, from $30 million to $45 million. The stock repurchases are authorized to be made through February 2010. As of January 24, 2009, approximately $19.8 million of the authorized amount remains for the repurchase of common stock.
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

     The outstanding options under the 1991 Plan, the 1991 Arguss Plan, and the 1998 Plan are fully vested. The outstanding options under the 2003 Plan, the 2001 Directors Plan and 2007 Directors Plan, vest ratably over a four-year period, beginning on the date of the grant. Performance vesting restricted shares and units that are outstanding vest over a three year period from the grant date, if certain annual and three year Company performance goals are achieved. The Company’s policy is to issue new shares to satisfy equity awards under the Plans. Under the terms of the Plans, stock options are granted at the closing price on the date of the grant and are exercisable over a period of up to ten years.
     The 2007 Directors Plan provides for equity grants to non-employee directors upon their initial election or appointment to the Board of Directors and for annual equity grants to continuing non-employee directors. Additionally, to the extent that a non-employee director does not beneficially own 7,500 shares of Company common stock, the plan requires a portion of the annual retainer paid to the director to be paid in the form of restricted shares or restricted share units.
     The following table lists the number of shares available and outstanding under each plan as of January 24, 2009, including restricted performance shares and units that will be issued under outstanding awards if certain performance goals are met:

			Unvested Restricted
		Outstanding Stock	Shares and Units	Shares Available
	Plan Expiration	Options	Outstanding	for Grant
1991 Plan	Expired	45,000	—	—
1991 Arguss Plan (a)	N/A	46,352	—	—
2001 Directors Plan (a)	2011	54,501	—	—
2002 Directors Plan (a)	2012	—	3,212	—
1998 Plan (b)	2008	1,349,545	—	843,097
2003 Plan (b)	2013	1,517,143	829,701	989,926
2007 Directors Plan	2017	87,604	33,733	166,741

		3,100,145	866,646	1,999,764

(a)	No further options will be granted under the 1991 Arguss Plan, the 2001 Directors Plan, or the 2002 Directors Plan.

(b)	The 843,097 available shares under the 1998 Plan that have been authorized but not issued are available for grant under the 2003 Plan.

     The following tables summarize the stock-based awards outstanding at January 24, 2009:

			Weighted Average
	Shares Subject to	Weighted Average	Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual Life	Value
				(In thousands)
Options outstanding	3,100,145	$23.65	5.3	$157

Options exercisable*	2,246,167	$29.75	3.6	$—

* Options exercisable reflect the approximate amount of options expected to vest after giving effect to estimated forfeitures at an insignificant rate.

			Weighted Average
	Restricted	Weighted Average	Remaining Vesting	Aggregate Intrinsic
	Shares/Units	Grant Price	Period	Value
				(In thousands)
Unvested time vesting shares/units	179,200	$13.86	2.5	$1,236

Unvested performance vesting shares/units	687,446	$21.38	1.3	$4,743

     The aggregate intrinsic value for stock options and restricted shares and units in the preceding tables are based on the Company’s closing stock price of $6.90 on January 24, 2009. These amounts represent the total intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date, before any applicable taxes.
     The following table summarizes the stock-based awards activity during the six months ended January 24, 2009:

	Stock Options		Time Vesting Restricted Shares/Units		Performance Vesting Restricted Shares/Units
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares/Units	Grant Price	Shares/Units	Grant Price
Outstanding as of July 26, 2008	2,375,557	$29.45	134,872	$24.32	643,450	$24.95
Granted	788,248	$6.70	102,812	$6.35	157,286	$8.42
Options Exercised/ Shares and Units Vested	(1,200)	$13.84	(52,937)	$24.77	(86,387)	$24.10
Forfeited or cancelled	(62,460)	$29.30	(5,547)	$24.93	(26,903)	$25.26

Outstanding as of January 24, 2009	3,100,145	$23.65	179,200	$13.86	687,446	$21.38

     The performance vesting restricted shares and units in the above table represent the maximum number of awards which may vest under the outstanding grants assuming that all performance criteria are met.

     Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the condensed consolidated statements of operations. The compensation expense and the related tax benefit recognized related to stock options, restricted share and restricted share units for the three and six months ended January 24, 2009 and January 26, 2008 is as follows:

	For the Three Months Ended		For the Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
		(Dollars in thousands)
Stock-based compensation expense	$330	$1,024	$1,877	$3,164
Tax benefit recognized	(89)	(395)	(685)	(1,218)
     The Company evaluates compensation expense quarterly and only recognizes compensation expense for performance based awards if management determines it is probable that the performance criteria for the awards will be met. Accordingly, the amount of compensation expense recognized during the three and six month periods ended January 24, 2009 may not be representative of future stock-based compensation expense. The total amount of compensation ultimately recognized is based on the number of awards that actually vest. During the three months ended January 24, 2009, management determined that it was not probable that the performance criteria of certain of the performance-based stock awards would be achieved for the fiscal 2009 performance period and, as a result, stock based compensation expense was reduced for these awards during the three month period ended January 24, 2009.
     Under the Plans, the maximum total unrecognized compensation expense and weighted-average period over which the expense would be recognized subsequent to January 24, 2009 is shown below. For performance based awards, the unrecognized compensation cost is based upon the maximum amount of restricted stock and units that can be earned under outstanding awards. If the performance goals are not met, no compensation expense will be recognized for these shares/units and compensation expense previously recognized will be reversed.

	Unrecognized
	Compensation	Weighted-Average
	Expense	Period
	(In thousands)	(In years)
Stock options	$3,426	3.7
Unvested time vesting shares/units	$2,261	2.5
Unvested performance vesting shares/units	$14,264	1.3
     During the six months ended January 24, 2009 and January 26, 2008, the Company received cash of less than $0.1 million and $1.3 million, respectively, from the exercise of stock options and realized a tax benefit from share-based awards of approximately $0.4 million and $2.8 million, respectively.

15. Related Party Transactions
     The Company leases administrative offices from entities related to officers of the Company’s subsidiaries. The total expense under these arrangements was $0.3 million and $0.4 million for the three month periods ended January 24, 2009 and January 26, 2008, respectively. The total expense under these arrangements was $0.7 million for each of the six month periods ended January 24, 2009 and January 26, 2008. Additionally, the Company paid approximately $0.1 million and $0.3 million for the three and six months ended January 26, 2008, respectively, in subcontracting services to entities related to officers of certain of its subsidiaries. There was a minimal amount paid in subcontracting services to entities related to officers of certain of its subsidiaries for the three and six month periods ended January 24, 2009.
16. Commitments and Contingencies
Legal Proceedings.
     During fiscal 2007, the Company was contacted by counsel representing current and former employees alleging violations of the Fair Labor Standards Act and state wage and hour laws at the Company’s UtiliQuest, LLC, S.T.S., LLC and Locating, Inc. subsidiaries. The claims included periods dating primarily from September 2003 through January 31, 2007 and covered a number of states where these subsidiaries conducted business. During the second quarter of fiscal 2008, these subsidiaries reached an agreement to settle these claims through a structured mediation process. While the subsidiaries denied the allegations underlying the dispute, they agreed to the mediated settlement to avoid additional legal fees, the uncertainty of a jury trial and the management time that would have been devoted to litigation. Excluding legal expenses of the Company, approximately $8.6 million was incurred pursuant to the settlement and was included in accrued liabilities at July 26, 2008. This amount was paid in October 2008.
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
Performance Bonds and Guarantees.
     The Company has obligations under performance bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its obligations under contract. As of January 24, 2009, the Company had $45.5 million of outstanding performance bonds. As of January 24, 2009, no events have occurred in which the customers have exercised their rights under the performance bonds.
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
     The Company grants credit under normal payment terms, generally without collateral, to its customers, which primarily include telephone companies, cable television multiple system operators, electric utilities and others. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors that could impact its customers, which may be heightened as a result of the current financial crisis and volatility of the markets. The Company generally has certain statutory lien rights with respect to services provided. Some of the Company’s customers have experienced significant financial difficulties in the past, and others may experience financial difficulties in the future. These difficulties expose the Company to increased risk related to collectability of amounts due for services performed. The Company believes that none of its significant customers were experiencing significant financial difficulty that would impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of January 24, 2009.
     AT&T, Inc. (“AT&T”), Comcast Cable Corporation (“Comcast”), and Verizon Communications, Inc. (“Verizon”), represent a significant portion of the Company’s customer base. For the three and six month periods ended January 24, 2009 and January 26, 2008, revenues from AT&T, Comcast, and Verizon represented the following percentages of total revenue from continuing operations:

	For the Three Months Ended		For the Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
AT&T Inc.	19.7%	20.1%	17.4%	19.2%
Comcast Corporation	15.4%	11.7%	15.8%	12.0%
Verizon Communications Inc.	14.8%	16.9%	17.4%	17.4%
     Financial instruments which subject the Company to concentrations of credit risk include trade accounts receivable and costs and estimated earnings in excess of billings. As of January 24, 2009, the outstanding balances for these amounts from AT&T, Comcast, and Verizon totaled approximately $32.2 million or 18.6%, $21.4 million or 12.4%, and $44.0 million or 25.5%, respectively, of the outstanding balances. As of July 26, 2008, the outstanding balances for these amounts from AT&T, Comcast, and Verizon totaled approximately $35.0 million or 14.5%, $25.0 million or 10.4%, and $66.0 million or 27.4%, respectively, of the outstanding balances.

     One of the Company’s customers has stated publicly that it intends to implement a financial restructuring through a Chapter 11 filing to be initiated on or before April 1, 2009. Additionally, this customer stated that its intended restructuring plan contemplates paying trade creditors in full. This customer represented 4.7% and 4.8% of the Company’s contract revenues during the three and six months ended January 24, 2009, respectively. As of January 24, 2009, the Company had a combined $5.6 million of trade accounts receivable and costs and estimated earnings in excess of billings from this customer, or 3.3%, of the Company’s outstanding receivable balances. As of January 24, 2009, it is the Company’s belief that these balances are collectible. However, there can be no assurances this customer will implement its financial restructuring as currently contemplated, which may adversely affect the Company’s ability to collect these receivables or the receivables related to work that may be performed in the future.
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

	For the Three Months Ended		For the Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
	(Dollars in thousands)
Telecommunications	$191,301	$215,590	$454,504	$461,215
Underground facility locating	39,659	48,928	91,176	107,272
Electric utilities and other construction and maintenance	14,562	20,240	33,809	45,943

Total contract revenues	$245,522	$284,758	$579,489	$614,430

     One of the Company’s subsidiaries earned revenues from contracts in Canada of approximately $0.8 million and $1.9 million during the three and six months ended January 24, 2009, respectively, and $0.5 million and $2.1 million during the three and six months ended January 26, 2008, respectively. The Company had no material long-lived assets in the Canadian operations at January 24, 2009 or July 26, 2008.

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
     The condensed consolidating balance sheet as of July 26, 2008 has been corrected for the amounts of Investment in subsidiaries, Intercompany receivables/payables, and Stockholders’ equity for the Parent, Issuer, and guarantor subsidiaries. Certain intercompany transactions had previously been incorrectly reflected as shareholders’ equity. There was no impact on the condensed consolidated financial statements for any period.
     The condensed consolidating statement of cash flows for the six months ended January 26, 2008 has been corrected for the presentation of transactions that are settled on a net basis through the Company’s intercompany payables and receivables. Previously, the Company had presented certain intercompany activity between the Parent, Issuer, guarantor, and non-guarantor subsidiaries as operating activities of the Parent. The impact of these activities is now reflected in the operating activity of the guarantor and non-guarantor subsidiaries. Additionally, cash flow activity of the Issuer related to the payment of interest has been corrected as an operating activity. These amounts had previously been reflected in the financing section as part of transactions that are settled on a net basis through the Issuer’s intercompany payables. In addition, certain capital expenditures incurred by non-guarantor subsidiaries were also reclassified from the guarantor subsidiaries. There was no impact on the condensed consolidated statement of cash flows for six months ended January 26, 2008.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
JANUARY 24, 2009

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$—	$—	$73,628	$409	$—	$74,037
Accounts receivable, net	3	—	114,478	665	—	115,146
Costs and estimated earnings in excess of billings	—	—	57,931	116	—	58,047
Deferred tax assets, net	1,029	—	15,783	73	(101)	16,784
Income taxes receivable	10,921	—	—	—	—	10,921
Inventories	—	—	9,507	132	—	9,639
Other current assets	6,998	33	4,107	1,683	—	12,821
Current assets of discontinued operations	—	—	644	—	—	644

Total current assets	18,951	33	276,078	3,078	(101)	298,039

Property and equipment, net	13,427	—	126,791	17,234	(651)	156,801
Goodwill	—	—	157,944	—	—	157,944
Intangible assets, net	—	—	59,334	—	—	59,334
Deferred tax assets, net non-current	—	266	—	—	(266)	—
Investment in subsidiaries	657,802	1,164,985	—	—	(1,822,787)	—
Intercompany receivables	—	—	686,178	—	(686,178)	—
Other	5,001	3,305	2,448	851	—	11,605

Total non-current assets	676,230	1,168,556	1,032,695	18,085	(2,509,882)	385,684

TOTAL	$695,181	$1,168,589	$1,308,773	$21,163	$(2,509,983)	$683,723

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$435	$—	$21,950	$332	$—	$22,717
Current portion of debt	—	—	1,759	—	—	1,759
Billings in excess of costs and estimated earnings	—	—	332	—	—	332
Accrued insurance claims	680	—	31,847	144	—	32,671
Deferred tax liabilities	—	101	—	—	(101)	—
Other accrued liabilities	2,488	3,441	36,439	1,692	—	44,060
Current liabilities of discontinued operations	—	—	638	—	—	638

Total current liabilities	3,603	3,542	92,965	2,168	(101)	102,177

LONG-TERM DEBT	—	145,350	328	—	—	145,678
ACCRUED INSURANCE CLAIMS	940	—	33,142	296	—	34,378
DEFERRED TAX LIABILITIES, net non-current	21	—	15,616	2,629	(266)	18,000
INTERCOMPANY PAYABLES	307,869	361,895	—	16,448	(686,212)	—
OTHER LIABILITIES	5,561	—	269	—	—	5,830
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	—	473	—	—	473

Total liabilities	317,994	510,787	142,793	21,541	(686,579)	306,536

Total stockholders’ equity (deficit)	377,187	657,802	1,165,980	(378)	(1,823,404)	377,187

TOTAL	$695,181	$1,168,589	$1,308,773	$21,163	$(2,509,983)	$683,723

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
JULY 26, 2008

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$—	$—	$21,568	$500	$—	$22,068
Accounts receivable, net	6	—	145,805	609	—	146,420
Costs and estimated earnings in excess of billings	—	—	94,122	148	—	94,270
Deferred tax assets, net	1,912	—	17,452	101	(118)	19,347
Income taxes receivable	6,014	—	—	—	—	6,014
Inventories	—	—	8,991	3	—	8,994
Other current assets	2,192	—	4,633	476	—	7,301
Current assets of discontinued operations	—	—	667	—	—	667

Total current assets	10,124	—	293,238	1,837	(118)	305,081

Property and equipment, net	12,795	—	144,410	13,872	(598)	170,479
Goodwill	—	—	252,374	—	—	252,374
Intangible assets, net	—	—	62,860	—	—	62,860
Deferred tax assets, net non-current	66	228	—	—	(294)	—
Investment in subsidiaries	725,206	1,229,086	—	1	(1,954,293)	—
Intercompany receivables	—	—	659,177	—	(659,177)	—
Other	3,830	3,596	3,041	11	—	10,478

Total non-current assets	741,897	1,232,910	1,121,862	13,884	(2,614,362)	496,191

TOTAL	$752,021	$1,232,910	$1,415,100	$15,721	$(2,614,480)	$801,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$804	$—	$28,882	$148	$1	$29,835
Current portion of debt	—	—	2,306	—	—	2,306
Billings in excess of costs and estimated earnings	—	—	483	—	—	483
Accrued insurance claims	672	—	28,968	194	—	29,834
Deferred tax liabilities	—	120	—	—	(120)	—
Other accrued liabilities	5,217	3,546	55,922	1,613	(23)	66,275
Current liabilities of discontinued operations	—	—	2,731	—	—	2,731

Total current liabilities	6,693	3,666	119,292	1,955	(142)	131,464

LONG-TERM DEBT	—	150,000	1,049	—	—	151,049
ACCRUED INSURANCE CLAIMS	939	—	35,940	296	—	37,175
DEFERRED TAX LIABILITIES, net non-current	—	—	30,991	1,054	(295)	31,750
INTERCOMPANY PAYABLES	294,990	354,038	—	10,161	(659,189)	—
OTHER LIABILITIES	5,306	—	7	—	1	5,314
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	—	427	—	—	427

Total liabilities	307,928	507,704	187,706	13,466	(659,625)	357,179

Total stockholders’ equity	444,093	725,206	1,227,394	2,255	(1,954,855)	444,093

TOTAL	$752,021	$1,232,910	$1,415,100	$15,721	$(2,614,480)	$801,272

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 24, 2009

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$244,246	$1,276	$—	$245,522

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	203,958	1,902	—	205,860
General and administrative	4,918	—	14,862	1,755	—	21,535
Depreciation and amortization	694	—	15,250	884	(11)	16,817
Goodwill impairment charge	—	—	94,429	—	—	94,429
Intercompany charges (income), net	(6,603)	(23)	7,273	(647)	—	—

Total	(991)	(23)	335,772	3,894	(11)	338,641

Interest income	—	—	40	—	—	40
Interest expense	(989)	(3,064)	(46)	—	—	(4,099)
Other income (expense), net	(2)	1,300	528	6	—	1,832

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN LOSSES OF SUBSIDIARIES	—	(1,741)	(91,004)	(2,612)	11	(95,346)

BENEFIT FOR INCOME TAXES	—	(809)	(15,420)	(1,164)	—	(17,393)

LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN LOSSES OF SUBSIDIARIES	—	(932)	(75,584)	(1,448)	11	(77,953)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	—	—	—

LOSS BEFORE EQUITY IN LOSSES OF SUBSIDIARIES	—	(932)	(75,584)	(1,448)	11	(77,953)

EQUITY IN LOSSES OF SUBSIDIARIES	(77,953)	(77,021)	—	—	154,974	—

NET LOSS	$(77,953)	$(77,953)	$(75,584)	$(1,448)	$154,985	$(77,953)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JANUARY 24, 2009

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$576,743	$2,746	$—	$579,489

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	470,893	3,829	(216)	474,506
General and administrative	12,067	125	33,215	3,667	—	49,074
Depreciation and amortization	1,329	—	30,483	1,628	(11)	33,429
Goodwill impairment charge	—	—	94,429	—	—	94,429
Intercompany charges (income), net	(15,807)	(23)	16,776	(1,227)	281	—

Total	(2,411)	102	645,796	7,897	54	651,438

Interest income	—	—	174	—	—	174
Interest expense	(1,858)	(6,203)	(90)	—	—	(8,151)
Other income (expense), net	(553)	1,300	1,616	(129)	—	2,234

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN LOSSES OF SUBSIDIARIES	—	(5,005)	(67,353)	(5,280)	(54)	(77,692)

BENEFIT FOR INCOME TAXES	—	(2,116)	(5,976)	(2,232)	—	(10,324)

LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN LOSSES OF SUBSIDIARIES	—	(2,889)	(61,377)	(3,048)	(54)	(67,368)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(37)	—	—	(37)

LOSS BEFORE EQUITY IN LOSSES OF SUBSIDIARIES	—	(2,889)	(61,414)	(3,048)	(54)	(67,405)

EQUITY IN LOSSES OF SUBSIDIARIES	(67,405)	(64,516)	—	—	131,921	—

NET LOSS	$(67,405)	$(67,405)	$(61,414)	$(3,048)	$131,867	$(67,405)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 26, 2008

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$283,978	$780	$—	$284,758

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	247,429	918	(441)	247,906
General and administrative	5,433	(36)	16,414	504	—	22,315
Depreciation and amortization	455	—	16,287	168	—	16,910
Intercompany charges (income), net	(4,584)	—	3,552	452	580	—

Total	1,304	(36)	283,682	2,042	139	287,131

Interest income	—	—	171	—	—	171
Interest expense	(334)	(3,134)	(98)	—	—	(3,566)
Other income (expense), net	—	—	813	(15)	—	798

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	(1,638)	(3,098)	1,182	(1,277)	(139)	(4,970)

PROVISION (BENEFIT) FOR INCOME TAXES	(653)	(1,232)	607	(504)	(55)	(1,837)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	(985)	(1,866)	575	(773)	(84)	(3,133)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(93)	—	—	(93)

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	(985)	(1,866)	482	(773)	(84)	(3,226)

EQUITY IN EARNINGS OF SUBSIDIARIES	(2,241)	(375)	—	—	2,616	—

NET INCOME (LOSS)	$(3,226)	$(2,241)	$482	$(773)	$2,532	$(3,226)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JANUARY 26, 2008

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$611,823	$2,607	$—	$614,430

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	507,432	2,527	(741)	509,218
General and administrative	12,060	112	34,781	970	—	47,923
Depreciation and amortization	883	—	31,773	301	—	32,957
Intercompany charges (income), net	(9,643)	—	7,681	990	972	—

Total	3,300	112	581,667	4,788	231	590,098

Interest income	—	—	381	—	—	381
Interest expense	(639)	(6,266)	(217)	—	—	(7,122)
Other income, net	61	—	2,096	213	—	2,370

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	(3,878)	(6,378)	32,416	(1,968)	(231)	19,961

PROVISION (BENEFIT) FOR INCOME TAXES	(1,523)	(2,504)	12,728	(773)	(91)	7,837

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	(2,355)	(3,874)	19,688	(1,195)	(140)	12,124

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(422)	—	—	(422)

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	(2,355)	(3,874)	19,266	(1,195)	(140)	11,702

EQUITY IN EARNINGS OF SUBSIDIARIES	14,057	17,931	—	—	(31,988)	—

NET INCOME (LOSS)	$11,702	$14,057	$19,266	$(1,195)	$(32,128)	$11,702

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JANUARY 24, 2009

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(3,197)	$(4,127)	$83,830	$(1,232)	$(64)	$75,210

Cash flows from investing activities:
Restricted cash	(233)	—	—	—	—	(233)
Capital expenditures	(3,556)	—	(9,606)	(5,151)	—	(18,313)
Proceeds from sale of assets	—	—	1,840	—	—	1,840

Net cash used in investing activities	(3,789)	—	(7,766)	(5,151)	—	(16,706)

Cash flows from financing activities:
Proceeds from long-term debt	30,000	—	—	—	—	30,000
Principal payments on long-term debt	(30,000)	—	(1,268)	—	—	(31,268)
Purchase of senior subordinated notes	—	(3,242)	—	—	—	(3,242)
Debt issuance costs	(1,795)	—	—	—	—	(1,795)
Restricted stock tax withholdings	(246)	—	—	—	—	(246)
Exercise of stock options and other	16	—	—	—	—	16
Intercompany funding	9,011	7,369	(22,736)	6,292	64	—

Net cash used in financing activities	6,986	4,127	(24,004)	6,292	64	(6,535)

Net increase (decrease) in cash and equivalents	—	—	52,060	(91)	—	51,969

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	21,568	500	—	22,068

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$73,628	$409	$—	$74,037

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JANUARY 26, 2008

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(6,368)	$(2,190)	$71,163	$371	$(86)	$62,890

Cash flows from investing activities:
Restricted cash	(369)	—	—	—	—	(369)
Capital expenditures	(3,369)	—	(36,967)	(1,885)	—	(42,221)
Proceeds from sale of assets	—	—	2,766	182	—	2,948

Net cash (used in) provided by investing activities	(3,738)	—	(34,201)	(1,703)	—	(39,642)

Cash flows from financing activities:
Proceeds from long-term debt	15,000	—	—	—	—	15,000
Principal payments on long-term debt	(25,000)	—	(1,809)	—	—	(26,809)
Repurchases of common stock	(2,754)	—	—	—	—	(2,754)
Excess tax benefit from share-based awards	479					479
Restricted stock tax withholdings	(2,081)	—	—	—	—	(2,081)
Exercise of stock options and other	1,314	—	—	—	—	1,314
Intercompany funding	23,148	2,190	(28,065)	2,641	86	—

Net cash provided by (used in) financing activities	10,106	2,190	(29,874)	2,641	86	(14,851)

Net increase in cash and equivalents	—	—	7,088	1,309	—	8,397

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	18,304	558	—	18,862

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$25,392	$1,867	$—	$27,259

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended July 26, 2008, which was filed with the Securities and Exchange Commission on September 4, 2008 and is available on the Security and Exchange Commissions (“SEC”) website at www.sec.gov and on our website, which is www.dycomind.com.
Cautionary Note Concerning Forward-Looking Statements and Information
     In this Quarterly Report on Form 10-Q, Dycom Industries, Inc. (“Dycom”) and its subsidiaries (referred to as “the Company,” “we,” “us,” or “our”) have made forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “forecast,” “may,” “should,” “could,” “project” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to, the anticipated outcome of contingent events, including litigation, projections of revenues, income or loss, goodwill impairment charges, capital expenditures, plans for future operations, growth and acquisitions, financial needs or plans and the availability of financing, plans relating to our services including backlog, the current economic conditions and trends in the industries we serve, as well as assumptions relating to the foregoing. These forward-looking statements are based on management’s current expectations, estimates and projections. Forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results in the future to differ materially from the results projected or implied in any forward-looking statements contained in this report. The factors that could affect future results and could cause these results to differ materially from those expressed in the forward-looking statements include, but are not limited to, those described under Item 1A, “Risk Factors” included in the Company’s 2008 Annual Report on Form 10-K, filed with the SEC on September 4, 2008 and other risks outlined in our periodic filings with the SEC, including those and identified underlying the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Except as required by law, we may not update forward-looking statements even though our situation may change in the future. With respect to forward-looking statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.
Overview
     We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. Additionally, we provide services on a limited basis in Canada. For the six months ended January 24, 2009, revenue by type from telecommunications, underground facility locating, and electric utilities and other customers, was approximately 78.4%, 15.7%, and 5.9%, respectively.
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

     A significant portion of our services are performed under master service agreements and other arrangements with customers that extend for periods greater than one year. We are currently a party to approximately 190 of these agreements. Master service agreements generally are for contract periods of one or more years and contain customer specified service requirements, such as discrete unit pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue to others work orders valued above a specified dollar limit, the self-performance of the work by the customer’s in house workforce, and the ability to use others when jointly placing facilities with another utility. In most cases, a customer may terminate these agreements for convenience with written notice.
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
     The following table summarizes our revenues from long-term contracts, including multi-year master service agreements, as a percentage of contract revenues from continuing operations:

	For the Three Months Ended		For the Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
Multi-year master service agreements	69.8%	69.8%	66.2%	69.0%
Other long-term contracts	15.8%	15.9%	18.9%	17.3%

Total long-term contracts	85.6%	85.7%	85.1%	86.3%

     The percentage of revenue from long-term contracts varies based on the mix of work performed during each period. During the three and six months ended January 24, 2009, revenue from total long-term contracts declined compared to the comparable prior period as more work was performed for contracts with terms of one year or less. Additionally, revenue during the six months ended January 24, 2009 included revenue for services performed under short-term contracts related to the hurricanes that impacted the Southern United States.

     A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from customers contributing at least 2.5% of our total revenue from continuing operations in the three or six month periods ended January 24, 2009 and January 26, 2008:

	For the Three Months Ended
	January 24, 2009	January 26, 2008
AT&T, Inc	19.7%	20.1%
Comcast Corporation	15.4%	11.7%
Verizon Communications, Inc.	14.8%	16.9%
Time Warner Cable, Inc.	8.2%	9.3%
Embarq Corporation	5.9%	6.2%
Charter Communications, Inc.	4.7%	4.9%
Windstream Corporation	3.6%	1.7%
Qwest Communications International, Inc.	1.9%	2.5%

	For the Six Months Ended
	January 24, 2009	January 26, 2008
Verizon Communications, Inc	17.4%	17.4%
AT&T, Inc.	17.4%	19.2%
Comcast Corporation	15.8%	12.0%
Time Warner Cable, Inc.	8.0%	9.2%
Embarq Corporation	5.7%	6.0%
Charter Communications, Inc.	4.8%	5.1%
Windstream Corporation .	3.4%	1.7%
Qwest Communications International, Inc.	2.6%	2.4%
     Cost of earned revenues includes all direct costs of providing services under our contracts, including labor costs for direct employees and amounts for subcontractors, operation of capital equipment (excluding depreciation and amortization), and insurance claims and related costs. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools, and equipment necessary to perform installation and maintenance services. Materials supplied by our customers, for which the customer retains the financial and performance risk, are not included in our revenue or costs of sales. In addition, cost of earned revenues for the three and six months ended January 26, 2008 includes amounts related to the settlement of a legal matter as discussed under Results of Operations. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our underground facility locating services. A change in claims experience or actuarial assumptions related to these risks could materially affect our results of operations.

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
     We grant credit under normal payment terms, generally without collateral, to our customers, which primarily include telephone companies, cable television multiple system operators, electric utilities and others. Consequently, we are subject to potential credit risk related to changes in business and economic factors that impact our customers, which may be heightened as a result of the current financial crisis and volatility of the markets. We generally have certain statutory lien rights with respect to services provided. Some of our customers have experienced significant financial difficulties in the past, and others may experience financial difficulties in the future. These difficulties expose us to increased risk related to collectability of amounts due for services performed. We believe that none of our significant customers were experiencing significant financial difficulty that would impact the collection of our trade accounts receivable and costs in excess of billings as of January 24, 2009. One of our customers has stated publicly that it intends to implement a financial restructuring through a Chapter 11 filing to be initiated on or before April 1, 2009. Additionally, this customer stated that its intended restructuring plan contemplates paying trade creditors in full. This customer represented 4.7% and 4.8% of our contract revenues during the three and six months ended January 24, 2009, respectively. As of January 24, 2009, we had $5.6 million of trade accounts receivable and costs and estimated earnings in excess of billings from this customer, or 3.3%, respectively, of our outstanding receivable balances. We believe these balances are collectible as of January 24, 2009. However, there can be no assurances this customer will implement its financial restructuring as currently contemplated, which may adversely affect our ability to collect these receivables or the receivables related to work that may be performed in the future.

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
Discontinued Operations
     During fiscal 2007, Apex Digital, LLC (“Apex”) notified its primary customer of its intention to cease performing installation services in accordance with its contractual rights. Effective December 2006, this customer, a satellite broadcast provider, transitioned its installation service requirements to others and Apex ceased providing these services. As a result, we have discontinued the operations of Apex and presented its results separately in the accompanying condensed consolidated financial statements for all periods presented. The cessation of these installation services has not had any material effect on our condensed consolidated financial position or results of operations.
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

     Goodwill and Intangible Assets — We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS No. 142”). Our reporting units and related indefinite-lived intangible asset are tested annually during the fourth fiscal quarter of each year in order to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of the reporting unit’s goodwill or indefinite-lived intangible assets may be impaired and written down. Goodwill and indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value below the carrying value. If we determine the fair value of the goodwill or other identifiable intangible asset is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), we review finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of the asset is less than the carrying value, an impairment loss is incurred in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations.
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
     Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors which reflect the cyclical nature of our business, the high level of competition existing within our industry, the concentration of our revenues within a limited number of customers and the level of overall economic activity. Individual reporting units may be relatively more impacted by these factors than the Company as a whole. Specifically during times of economic slowdown, our customers may reduce their capital expenditures and defer or cancel pending projects. As a result, demand for the services of one or more of the reporting units could decline resulting in an impairment of goodwill or intangible assets and could adversely affect our operations, cash flows and liquidity.
     We tested our reporting units goodwill for impairment in the fourth quarter of fiscal 2008 and determined our Stevens Communications (“Stevens”) and Nichols Communications (“Nichols”) reporting units were impaired and consequently recognized goodwill impairment charges of approximately $5.9 million and $3.8 million, respectively. The estimate of fair value of these reporting units was based on our projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business and operational strategies. The key assumptions used to determine the fair value of our reporting units during the fiscal 2008 annual impairment analysis were: (a) expected cash flow for a period of seven years; (b) terminal value based upon terminal growth rates of between 2% and 4%; and (c) a discount rate of 12% which was based on our best estimate during the period of the weighted average cost of capital adjusted for risks associated with the reporting units. We believe the assumptions used in the fiscal 2008 annual impairment analysis were consistent with the risk inherent in the business models of our reporting units and within our industry at the time the analysis was performed.

     SFAS No. 142 requires that goodwill and indefinite lived intangible assets be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce their fair value below their carrying amount. From October 2008 through the present, our market capitalization has been significantly impacted by the extreme volatility in the U.S. equity and credit markets and has traded below the book value of shareholders’ equity. As a result, we evaluated whether the decrease in our market capitalization reflected factors that would more likely than not reduce the fair value of the reporting units below their carrying value. Based on a combination of factors, including the current economic environment, the sustained period of decline in our market capitalization, and the implied valuation and discount rate assumptions in our industry, we concluded that there were sufficient indicators to perform an interim impairment test.
     The fiscal 2009 interim impairment analysis utilized the same valuation techniques used in our annual fiscal 2008 impairment analysis. However, we employed a higher discount rate in the fiscal 2009 analysis based on current economic conditions and industry valuation comparisons. The higher discount rate used in the fiscal 2009 interim fair value calculation resulted in a substantial decline in the fair value of the reporting units. The key assumptions used to determine the fair value of our reporting units during this interim impairment analysis were: (a) expected cash flow for a period of seven years; (b) terminal value based upon terminal growth rates of between 2% and 4%; and (c) a discount rate of 18% which was based on our best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units. We believe the assumptions used in the fiscal 2009 interim impairment analysis are consistent with the risk inherent in the business models of our reporting units and within our industry as of January 24, 2009.
     As a result of the impairment analysis, we determined that the estimated fair value of the Broadband Installation Services (“Broadband Express”), C-2 Utility Contractors (“C-2”), Ervin Cable Construction (“Ervin”), Nichols, Stevens, and UtiliQuest reporting units were less than their respective carrying values at January 24, 2009. As a result, we performed a second step of the impairment analysis to determine the implied fair value of each reporting unit’s goodwill. The activities in the second step included a hypothetical valuation of all of the tangible and intangible assets of the reporting units as if they had been acquired in separate business combinations. Our interim impairment analysis is not yet complete; however, we have recognized a preliminary goodwill impairment charge of $94.4 million. This preliminary charge included impairments at Broadband Express for $14.8 million, C-2 for $9.2 million, Ervin for $15.7 million, Nichols for $2.0 million, Stevens for $2.4 million and UtiliQuest for $50.5 million. After the preliminary impairment charges recognized, the C-2, Nichols, and Stevens reporting units have no remaining goodwill, while Broadband Express, Ervin, and UtiliQuest have $19.7 million, $7.4 million and $35.6 million remaining goodwill, respectively, as of January 24, 2009. We expect to complete our impairment analysis in the third quarter of fiscal 2009. Accordingly, an adjustment to the preliminary impairment charge may be required when we finalize our analysis. The goodwill impairment charge did not affect our compliance with our financial covenants and conditions under our revolving credit agreement or senior subordinated notes.
     During our interim impairment test, the estimated fair value of the Globe Communications (“Globe”), Prince Telecom (“Prince”), and TCS Communications (“TCS”) reporting units exceeded their carrying value by a margin of approximately 25% or less. Additionally, there is no excess margin of fair value over carrying value for the Broadband Express, Ervin, and UtiliQuest reporting units, as their carrying values were written down to their estimated fair values during the three months ended January 24, 2009. As a result, the goodwill and intangible asset balances of these reporting units may have an increased likelihood of impairment if adverse events were to occur or circumstances were to change and the long-term outlook for their cash flows were adversely impacted. Broadband Express, Ervin, Globe, Prince, TCS, and UtiliQuest have remaining goodwill balances of $19.7 million, $7.4 million, $1.4 million, $39.7 million, $4.7 million, and $35.6 million, respectively, as of January 24, 2009.

     Based on the results of the interim testing, we concluded the fair value of our remaining reporting units exceeded their carrying value at January 24, 2009. Accordingly, there was no impairment of these reporting units. In addition, an interim impairment test of our finite-lived intangible assets was also performed under the guidance of SFAS No. 144. We also determined there was no impairment of the $4.7 million indefinite-lived tradename at our UtiliQuest reporting unit as of January 24, 2009. In accordance with SFAS No. 144, recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. We determined there was no impairment of any of the finite-lived intangible assets as of January 24, 2009.
     Except for the preliminary goodwill impairment charges, none of our reporting units have incurred significant losses in fiscal 2009. The estimates and assumptions made in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Changes in our judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in additional reporting units with impairment of goodwill or intangible assets. A change in the estimated discount rate used would impact the preliminary amount of goodwill impairment charges recorded. Additionally, continued adverse conditions in the economy and future volatility in the equity and credit markets could continue to impact the valuation of our reporting units. We can provide no assurances that, if such conditions continue, they will not trigger additional impairments of goodwill and other intangible assets in future periods.
Results of Operations
     The following table sets forth, as a percentage of revenues earned, our condensed consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	For the Three Months Ended
	January 24, 2009		January 26, 2008
	(Dollars in millions)
Revenues	$245.5	100.0%	$284.8	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	205.9	83.8	247.9	87.1
General and administrative	21.5	8.8	22.3	7.8
Depreciation and amortization	16.8	6.8	16.9	5.9
Goodwill impairment charge	94.4	38.5	—	—

Total	338.6	138.9	287.1	100.8

Interest income	—	—	0.2	0.1
Interest expense	(4.1)	(1.7)	(3.6)	(1.3)
Other income, net	1.8	0.7	0.8	0.3

Loss from continuing operations before income taxes	(95.3)	(38.8)	(5.0)	(1.8)
Benefit for income taxes	(17.4)	(7.1)	(1.8)	(0.6)

Loss from continuing operations	(78.0)	(31.7)	(3.1)	(1.1)
Loss from discontinued operations, net of tax	—	—	(0.1)	—

Net loss	$(78.0)	(31.7)%	$(3.2)	(1.1)%

	For the Six Months Ended
	January 24, 2009		January 26, 2008
	(Dollars in millions)
Revenues	$579.5	100.0%	$614.4	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	474.5	81.9	509.2	82.9
General and administrative	49.1	8.5	47.9	7.8
Depreciation and amortization	33.4	5.8	33.0	5.4
Goodwill impairment charge	94.4	16.3	—	—

Total	651.4	112.4	590.1	96.0

Interest income	0.2	—	0.4	0.1
Interest expense	(8.2)	(1.4)	(7.1)	(1.2)
Other income, net	2.2	0.4	2.4	0.4

Income (loss) from continuing operations before income taxes	(77.7)	(13.4)	20.0	3.2
Provision (benefit) for income taxes	(10.3)	(1.8)	7.8	1.3

Income (loss) from continuing operations	(67.4)	(11.6)	12.1	2.0
Loss from discontinued operations, net of tax	—	—	(0.4)	(0.1)

Net income (loss)	$(67.4)	(11.6)%	$11.7	1.9%

     Revenues. The following table presents information regarding total revenues by type of customer for the three months ended January 24, 2009 and January 26, 2008:

	For the Three Months Ended
	January 24, 2009		January 26, 2008
	Revenue	% of Total	Revenue	% of Total	Decrease	Decrease
		(Dollars in millions)
Telecommunications	$191.3	77.9%	$215.6	75.7%	$(24.3)	(11.3)%
Underground facility locating	39.7	16.2%	48.9	17.2%	(9.3)	(18.9)%
Electric utilities and other customers	14.6	5.9%	20.2	7.1%	(5.7)	(28.1)%

Total contract revenues	$245.5	100.0%	$284.8	100.0%	$(39.2)	(13.8)%

     Revenues decreased $39.2 million, or 13.8%, during the three months ended January 24, 2009 as compared to the three months ended January 26, 2008. The decrease was the result of a $24.3 million decrease in specialty contracting services provided to telecommunications customers, a $9.3 million decrease in underground facility locating services revenue, and a $5.7 million decrease in revenues from construction and maintenance services provided to electric utilities and other customers.
     Specialty construction services provided to telecommunications customers were $191.3 million during the three months ended January 24, 2009, compared to $215.6 million during the three months ended January 26, 2008, a decrease of 11.3%. This decrease was primarily the result of customer reductions in near term spending plans during the latter part of the quarter, including a $12.6 million decrease from two significant telephone customers, a $9.6 million decrease from a customer engaged in a multi-year fiber deployment project, and a $8.8 million decrease for installation, maintenance and construction services provided to two cable multiple system operators. Other customers contributed net decreases of $4.8 million during the three months ended January 24, 2009. Offsetting these decreases were increases in revenues for certain significant customers, including $4.3 million from installation, maintenance and construction services provided to a cable multiple system operator and $4.0 million for work provided to a telephone customer maintaining and upgrading its network. We also performed $3.2 million of restoration work during the current quarter related to hurricanes that impacted the Southern United States during 2008.
     Total revenues from underground facility locating during the three months ended January 24, 2009 were $39.7 million compared to $48.9 million during the three months ended January 26, 2008, a decrease of 18.9%. The decrease is a result of $4.3 million of reduced work from two significant customers in markets where we reduced operations and from general declines in customer demand levels. Other customers had net declines of $5.0 million during the three months ended January 24, 2009 resulting from the slower pace of the overall economy, including housing and related construction activity.
     Our total revenues from electric utilities and other construction and maintenance services decreased $5.7 million, or 28.1%, during the three months ended January 24, 2009 as compared to the three months ended January 26, 2008. The decrease was primarily attributable to a decline in construction work performed for gas customers.

     The following table presents information regarding total revenues by type of customer for the six months ended January 24, 2009 and January 26, 2008:

	For the Six Months Ended
	January 24, 2009		January 26, 2008
	Revenue	% of Total	Revenue	% of Total	Decrease	Decrease
		(Dollars in millions)
Telecommunications	$454.5	78.4%	$461.2	75.1%	$(6.7)	(1.5)%
Underground facility locating	91.2	15.7%	107.3	17.4%	(16.1)	(15.0)%
Electric utilities and other customers	33.8	5.9%	45.9	7.5%	(12.1)	(26.4)%

Total contract revenues	$579.5	100.0%	$614.4	100.0%	$(34.9)	(5.7)%

     Revenues decreased $34.9 million, 5.7%, during the six months ended January 24, 2009 as compared to the six months ended January 26, 2008. The decrease was the result of a $16.1 million decrease in underground facility locating services, a $12.1 million decrease in revenues from construction and maintenance services provided to electric utilities and other customers, and a $6.7 million decrease in revenues in specialty contracting services provided to telecommunications companies.
     Specialty construction services provided to telecommunications companies were $454.5 million during the six months ended January 24, 2009, compared to $461.2 million during the six months ended January 24, 2008, a decrease of 1.5%. This decrease was the result of customer reductions in near term spending plans during the latter part of the six month period, including a $20.7 million decline from two significant telephone customers, a $15.8 million decrease for installation, maintenance and construction services provided to two cable multiple system operators, and a $1.6 million decrease from a customer engaged in a multi-year fiber deployment project. Other customers had net declines of $1.6 million during the six months ended January 24, 2009. Offsetting these decreases were increases in revenues for certain significant customers, including a $9.4 million increase for work provided to a telephone customer maintaining and upgrading its network, a $6.5 million increase for installation, maintenance and construction services provided to a cable multiple system operator, and $17.1 million of restoration work performed during the six months ended January 24, 2009 related to hurricanes that impacted the Southern United States during 2008.
     Total revenues from underground utility facility locating during the six months ended January 24, 2009 were $91.2 million compared to $107.3 million during the six months ended January 26, 2008, a decrease of 15.0%. The decrease is a result of $8.8 million of reduced work from two significant customers in markets where we reduced operations at the beginning of the fiscal year and from general declines in customer demand levels. Other customers had net declines of $8.2 million during the six months ended January 24, 2009 resulting from the slower pace of the overall economy, including housing and related construction activity. Offsetting these decreases was $0.9 million of restoration work performed during fiscal 2009 related to the hurricanes that impacted the Southern United States in 2008.
     Our total revenues from electric utilities and other construction and maintenance services decreased $12.1 million, or 26.4%, during the six months ended January 24, 2009 as compared to the six months ended January 26, 2008. The decrease was primarily attributable to a decline in construction work performed for gas customers. Offsetting this decrease was $0.4 million of restoration work performed during fiscal 2009 related to the hurricanes that impacted the Southern United States in 2008.

     Costs of Earned Revenues. Costs of earned revenues decreased $42.0 million to $205.9 million for the three months ended January 24, 2009 compared to $247.9 million for the three months ended January 26, 2008. Included in cost of earned revenues for the three months ended January 26, 2008 was a charge of $7.6 million for a wage and hour class action settlement. The primary components of the remaining $34.4 million decrease in cost of earned revenues were direct labor and subcontractor costs taken together, other direct costs, and direct materials, which decreased $22.0 million, $12.4 million, and $0.1 million, respectively. This decrease in costs of earned revenues was primarily due to a lower level of operations during the three months ended January 24, 2009 as compared to the period ended January 26, 2008. Costs of earned revenues as a percentage of contract revenues decreased 3.2% for the three months ended January 24, 2009 as compared to the same period last year. Labor and labor-related costs for the three months ended January 26, 2008 included a charge of $7.6 million, or 2.7% of revenue, for a wage and hour class action settlement. Excluding this charge, labor and subcontractor costs as a percentage of contract revenues increased 1.0% compared to the same period last year due to higher labor costs in relation to current operating levels. Fuel costs decreased 1.2% as a percentage of contract revenues as compared to the same period last year. Other direct costs decreased 1.0% as a percentage of contract revenues primarily due to decreased vehicle and equipment rental costs, and reduced insurance costs on claims during the three months ended January 24, 2009. Offsetting these decreases was a 0.7% increase in direct materials as compared to the same period last year resulting from an increase in projects where we provide materials to the customer.
     Costs of earned revenues decreased $34.7 million to $474.5 million during the six months ended January 24, 2009 from $509.2 million during the six months ended January 26, 2008. Included in cost of earned revenues for the six months ended January 26, 2008 was a charge of $7.6 million for a wage and hour class action settlement. The primary components of the remaining $27.1 million decrease in cost of earned revenues were direct labor and subcontractor costs taken together, and other direct costs which decreased $14.2 million and $13.1 million, respectively. Offsetting these decreases was a $0.1 million increase in direct materials. The net decrease in costs of earned revenues was primarily due to lower levels of operations during the six months ended January 24, 2009 as compared to January 26, 2008. Costs of earned revenues as a percentage of contract revenues decreased 1.0% for the six months ended January 24, 2009 as compared to the same period last year. Labor and labor-related costs for the six months ended January 26, 2008 included a charge of $7.6 million, or 1.2% of revenue, for a wage and hour class action settlement. Excluding this charge, labor and subcontractor costs as a percentage of contract revenues increased 1.2% as the result of higher labor costs in relation to work volume during the six months ended January 24, 2009. Fuel costs decreased 0.3% as a percentage of contract revenues compared to the same period last year. In addition, we experienced a decrease in other direct costs of 1.0% as compared to the same period last year primarily due to decreased vehicle and equipment rental costs, and reduced insurance costs on claims during the six months ended January 24, 2009. Partially offsetting these decreases was a 0.3% increase in direct materials as compared to the same period last year resulting from an increase in those projects where we provide materials to the customer.
     General and Administrative Expenses. General and administrative expenses decreased $0.8 million to $21.5 million during the three months ended January 24, 2009 as compared to $22.3 million for the three months ended January 26, 2008. This decrease was primarily due to a reduction of professional fees during the three months ended January 24, 2009. Additionally, stock-based compensation decreased to $0.3 million during the three months ended January 24, 2009 from $1.0 million during the three months ended January 26, 2008. Partially offsetting these decreases was an increase of $0.3 million for bad debt expense during the three months ended January 24, 2009 as compared to the same period last year. General and administrative expenses increased $1.2 million to $49.1 million during the six months ended January 24, 2009 as compared to $47.9 million for the six months ended January 26, 2008. The increase in total general and administrative expenses for the six months ended January 24, 2009 compared to the prior year period was primarily attributable to increased payroll expenses and professional fees related to information technology initiatives. Partially offsetting these increases was a decrease in stock-based compensation to $1.9 million during the six months ended January 24, 2009 from $3.2 million during the six months ended January 26, 2008.

     General and administrative expenses as a percentage of contract revenues were 8.8% and 7.8% for the three months ended January 24, 2009 and January 26, 2008, respectively. General and administrative expenses as a percentage of contract revenues were 8.5% and 7.8% for the six months ended January 24, 2009 and January 26, 2008, respectively. The increase in general and administrative expenses as a percentage of contract revenues for the three and six months ended January 24, 2009 as compared to the same periods in fiscal 2008 is primarily the result of the fixed nature of certain payroll and overhead expenses in relation to the lower level of operations during fiscal 2009 and increased professional fees during the periods.
     Depreciation and Amortization. Depreciation and amortization was $16.8 million during the three months ended January 24, 2009 as compared to $16.9 million during the three months ended January 26, 2008. For the six months ended January 24, 2009, depreciation and amortization increased to $33.4 million from $33.0 million for the six months ended January 26, 2008 based on the level of capital expenditures incurred for our fleet of assets. Depreciation and amortization as a percentage of contract revenues increased to 6.8% during the three months ended January 24, 2009 compared to 5.9% for the three months ended January 26, 2008. For the six months ended January 24, 2009, depreciation and amortization as a percentage of contract revenues increased to 5.8% from 5.4% during the six months ended January 26, 2008. Based on the lower level of operations in the current year, depreciation and amortization represented a higher percentage of contract revenue.
     Goodwill Impairment Charge. During the three and six months ended January 24, 2009, we recognized a preliminary goodwill impairment charge of $94.4 million at several of our reporting units, including impairments at Broadband Express for $14.8 million, C-2 for $9.2 million, Ervin for $15.7 million, Nichols for $2.0 million, Stevens for $2.4 million and UtiliQuest for $50.5 million. After the preliminary impairment charges recognized, the C-2, Nichols, and Stevens reporting units have no remaining goodwill, Broadband Express has $19.7 million, Ervin has $7.4 million, and UtiliQuest has $35.6 million of remaining goodwill as of January 24, 2009. We expect to complete our impairment analysis in the third quarter of fiscal 2009. Accordingly, an adjustment to the preliminary impairment charge may be required when we finalize our analysis.
     Interest Income. Interest income was less than $0.1 million for the three months ended January 24, 2009 compared to $0.2 million for the three months ended January 26, 2008. Interest income decreased to $0.2 million during the six months ended January 24, 2009 as compared to $0.4 million during the six months ended January 26, 2008. The decrease for the three and six month periods ended January 24, 2009 is the result of lower interest yield earned on cash balances during the periods.

     Interest Expense. Interest expense was $4.1 million during the three months ended January 24, 2009 as compared to $3.6 million during the three months ended January 26, 2008. Interest expense was $8.2 million during the six months ended January 24, 2009 as compared to $7.1 million during the six months ended January 26, 2008. The higher interest expense in the current periods reflects borrowings under our new $195.0 credit agreement and higher overall borrowing costs. These increases were partially offset by reduced interest expense on our senior subordinated notes as a result of the buyback of $4.65 million principal amount of the notes during the second quarter of fiscal 2009.
     Other Income, Net. Other income increased to $1.8 million during the three months ended January 24, 2009 from $0.8 million during the three months ended January 26, 2008. Other income during the three months ended January 24, 2009 includes a gain of $1.3 million on extinguishment of debt related to the buyback of $4.65 million principal amount of our senior subordinated notes. Excluding this gain, other income decreased $0.3 million for the three months ended January 24, 2009 as a result of fewer assets sold during the three months ended January 24, 2009 as compared to the same period in the prior year.
     Other income decreased to $2.2 million during the six months ended January 24, 2009 from $2.4 million during the six months ended January 26, 2008. Other income during the six months ended January 24, 2009 includes a gain of $1.3 million on extinguishment of debt related to the buyback of $4.65 million principal amount of our senior subordinated notes and a charge of $0.6 million for the write-off of deferred financing costs when we replaced our existing credit agreement with a new $195.0 million Credit Agreement in September 2008. Excluding these items, other income decreased $0.9 million as the result of fewer assets sold during the six months ended January 24, 2009 as compared to the same period in the prior year.
     Income Taxes. The following table presents our income tax expense and effective income tax rate for continuing operations during the three and six months ended January 24, 2009 and January 26, 2008 (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	January 24,	January 26,	January 24,	January 26,
	2009	2008	2009	2008
Income taxes	$(17.4)	$(1.8)	$(10.3)	$7.8
Effective income tax rate	18.2%	37.0%	13.3%	39.3%
     Our effective income tax rate for the three and six months ended January 24, 2009 differs from the statutory rate during the periods primarily as a result of the preliminary non-cash goodwill impairment charges of $94.4 million (see Note 7 in the Notes to Consolidated Financial Statements), of which $17.4 million was deductible for income tax purposes. Other variations in our tax rate are attributable to the impact of non-deductible and non-taxable items in relation to our pre-tax loss during the period and our expectations of total annual results of operations. As of January 24, 2009, we had total unrecognized tax benefits of approximately $4.2 million. If it is subsequently determined those liabilities are not required, approximately $3.8 million would reduce our effective tax rate and $0.4 million would reduce goodwill during the periods recognized.

     Income (loss) from Continuing Operations. Loss from continuing operations was $78.0 million during the three months ended January 24, 2009 as compared to $3.1 million during the three months ended January 26, 2008. Loss from continuing operations was $67.4 million during the six months ended January 24, 2009 as compared to income of $12.1 million during the six months ended January 26, 2008.
     Discontinued Operations. The following table presents our results from discontinued operations during the three and six months ended January 24, 2009 and January 26, 2008:

	For the Three Months Ended		For the Six Months Ended
	January 24, 2009	January 26, 2008	January 24, 2009	January 26, 2008
	(Dollars in thousands)
Contract revenues of discontinued operations	$—	$—	$—	$—
Loss of discontinued operations before income taxes	$—	$(156)	$(62)	$(695)
Loss of discontinued operations, net of tax	$—	$(93)	$(37)	$(422)
     The operations of Apex were discontinued in December 2006 and there were no contract revenues earned during fiscal 2008 or fiscal 2009. The loss from discontinued operations for the periods reported was primarily the result of legal expenses associated with a lawsuit that was commenced against Apex during fiscal 2007 and paid out in fiscal 2009.
     Net Income (loss). Net loss was $78.0 million during the three months ended January 24, 2009 as compared to $3.2 million during the three months ended January 26, 2008. Net loss was $67.4 million during the six months ended January 24, 2009 as compared to net income of $11.7 million during the six months ended January 26, 2008.
Liquidity and Capital Resources
     Capital Requirements. Cash and cash equivalents totaled $74.0 million at January 24, 2009 compared to $22.1 million at July 26, 2008. Our sources of cash have historically been operating activities, long-term debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. The increase in cash for the six months ended January 24, 2009 resulted from cash generated by operations. Our working capital (total current assets less total current liabilities) increased by $22.2 million to $195.9 million at January 24, 2009 compared to $173.6 million at July 26, 2008. Our working capital needs are influenced by our level of operations and generally increase with higher levels of revenues. Furthermore, working capital needs are influenced by the timing of the collection of accounts receivable for work performed for our customers.

     We use capital primarily to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. We periodically borrow from and repay our revolving credit facility based on our cash requirements. Additionally, to the extent we make acquisitions that involve consideration other than our stock, or to the extent we repurchase common stock or our senior subordinated notes, our capital requirements may increase. We believe that none of our major customers are experiencing significant financial difficulty as of January 24, 2009 that will materially affect our cash flows or liquidity. See the discussion under “Overview” regarding a customer which has stated that it intends to implement a financial restructuring through a Chapter 11 filing.
     Cash Flow changes.

	For the Six Months Ended
	January 24, 2009	January 26, 2008
	(Dollars in millions)
Net cash flows:
Provided by operating activities	$75.2	$62.9
Used in investing activities	$(16.7)	$(39.6)
Used in financing activities	$(6.5)	$(14.9)
     Cash from operating activities. During the six months ended January 24, 2009, net cash provided by operating activities was $75.2 million. Non-cash items that impacted our net loss during the six months ended January 24, 2009 were primarily depreciation and amortization, goodwill impairment charges, gain on disposal of assets, stock-based compensation, gain on debt extinguishment, net, write-off of deferred financing costs, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities contributed $26.7 million of operating cash flow during the six months ended January 24, 2009. Working capital changes that contributed operating cash flow during the six months ended January 24, 2009 included decreases in accounts receivable and net costs and estimated earnings in excess of billings of $31.3 million and $36.1 million, respectively, due to current period billing and collection activity and the payment patterns of our customers. Based on second quarter revenues, days sales outstanding for accounts receivable, net was 42.7 days as of January 24, 2009 compared to 41.2 days at January 26, 2008. Based on second quarter revenues, days sales outstanding for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, was 21.4 days as of January 24, 2009 compared to 24.9 days at January 26, 2008. The decrease in combined days sales outstanding for accounts receivable and costs and estimated earnings in excess of billings is due to an overall improvement in billing and collection activities and an increased percentage of revenues from customers exhibiting faster payment patterns.
     Working capital changes that used operating cash flow during the six months ended January 24, 2009 were decreases in accrued insurance claims and other liabilities of $23.0 million primarily attributable to payments of approximately $8.6 million in connection with the wage and hour class action settlement, payments for fiscal 2008 employee bonuses, and overall decreases in other accrued liabilities due to the reduced level of operations during the latter part of the quarter ended January 24, 2009. Additionally, there were decreases in accounts payable of $7.1 million due to the timing of the receipt and payment of invoices and an increase in income taxes receivable of $4.9 million due to the timing of applicable tax payments. We had net increases in other current and other non-current assets of $5.6 million primarily as a result of increased prepaid insurance and other prepaid costs.
     Cash used in investing activities. For the six months ended January 24, 2009 and January 26, 2008, net cash used in investing activities was $16.7 million and $39.6 million, respectively. Capital expenditures were $18.3 million and $42.2 million during the six months ended January 24, 2009 and January 26, 2008, respectively, offset in part by $1.8 million and $2.9 million, respectively, in proceeds from the sale of idle assets. Capital expenditures declined in the current period compared to the same period in the prior year as we replaced fewer assets and sized our fleet of assets to reflect lower current and anticipated work volume. Restricted cash primarily related to funding provisions of our insurance claims program, increased $0.2 million during the six months ended January 24, 2009.

     Cash used in financing activities. For the six months ended January 24, 2009, net cash used in financing activities was $6.5 million as compared to $14.9 million for the six months ended January 26, 2008. During the six months ended January 24, 2009, we borrowed and repaid $30.0 million under our credit facility and paid $1.8 million in debt issuance costs related to entering into the facility in September 2008. In addition, we paid $1.3 million for principal amounts owed on capital leases and purchased $4.65 million principal amount of our senior subordinated notes (“Notes”) for $3.2 million. During the six months ended January 26, 2008, we borrowed $15.0 million under our prior credit facility and we paid $25.0 million against outstanding borrowings under that credit facility. In addition, we paid $1.8 million for principal payments on capital leases during the six months ended January 26, 2008.
     During the six months ended January 24, 2009 and January 26, 2008, we withheld shares of restricted units and paid $0.2 million and approximately $2.1 million, respectively, to tax authorities in order to meet payroll tax withholding obligations on restricted units that vested to certain of our officers and employees during those periods. During the six months ended January 26, 2008, we repurchased 94,000 shares of our common stock for $2.8 million in open market transactions. We received proceeds of $1.3 million from the exercise of stock options for the six months ended January 26, 2008.
     Compliance with Senior Notes and Credit Agreement
     The indenture governing the Notes contains covenants that restrict our ability to: make certain payments, including the payment of dividends; redeem or repurchase our capital stock; incur additional indebtedness and issue preferred stock; make investments; create liens; enter into sale and leaseback transactions; merge or consolidate with another entity; sell assets; and enter into transactions with affiliates. As of January 24, 2009, we were in compliance with all covenants and conditions under the Notes.
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

     Borrowings under the Credit Agreement bear interest, at our option, at either (a) the administrative agent’s base rate, described in the Credit Agreement as the higher of the administrative agent’s prime rate or the federal funds rate plus 0.50%, or (b) LIBOR (a publicly published rate) plus, in either case, a spread based upon our consolidated leverage ratio. Based on our current leverage ratio, borrowings are eligible for a spread of 1.00% for revolving borrowings based on prime rate or the federal funds rate and 2.00% for revolving borrowings based on LIBOR. The Credit Agreement also includes a fee for letters of credit, currently at a rate of 2.125% per annum on the outstanding amount. In addition, we will pay a quarterly facility fee, at rates that range from 0.50% to 0.75% of the unutilized commitments depending on our leverage ratio. The payments under the Credit Agreement are guaranteed by certain subsidiaries and secured by a pledge of (i) 100% of the equity of our material domestic subsidiaries, (ii) 100% of the non-voting equity and 65% of the voting equity of first tier material foreign subsidiaries if any, in each case excluding certain unrestricted subsidiaries.
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
     As of January 24, 2009, we had no outstanding borrowings and $51.8 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are issued as part of our insurance program. At January 24, 2009, we had additional borrowing availability of $143.2 million under the most restrictive covenants of the Credit Agreement and were in compliance with the financial covenants and conditions.
     Contractual Obligations. The following tables set forth our outstanding contractual obligations, including related party leases, as of January 24, 2009:

	Less than 1 Year	Years 1-3	Years 3 - 5	Greater than 5 Years	Total
	(Dollars in thousands)
Notes	$—	$—	$—	$145,350	$145,350
Borrowings under Credit Agreement (1)	—	—	—	—	—
Interest payments on Notes	11,810	23,619	23,619	23,620	82,668
Capital lease obligations (including interest and executory costs)	1,916	411	—	—	2,327
Operating leases	8,021	8,969	4,952	6,996	28,938
Employment agreements	2,823	3,212	724	—	6,759

Total	$24,570	$36,211	$29,295	$175,966	$266,042

(1)	Consists of amounts outstanding under our Credit Agreement and includes contractual interest payments as of January 24, 2009.

     Our condensed consolidated balance sheet as of January 24, 2009 includes a long term liability of approximately $34.4 million classified as Accrued Insurance Claims. This liability has been excluded from the above table as the timing of any cash payments are uncertain. See Note 8 of the notes to condensed consolidated financial statements for additional information regarding our accrued insurance claims liability.
     The liability for unrecognized tax benefits for uncertain tax positions at January 24, 2009 was $4.2 million. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolutions of the underlying tax positions with the relevant tax authorities.
     Off-Balance Sheet Arrangements. We have obligations under performance bonds related to certain of our customer contracts. Performance bonds generally provide our customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our obligations under contract. As of January 24, 2009, we had $45.5 million of outstanding performance bonds. As of January 24, 2009, no events have occurred in which the customers have exercised their rights under the performance bonds.
     Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our Credit Agreement, are sufficient to meet our financial obligations, including required interest payments on our Notes and borrowings, and to support our working capital requirements and the normal replacement of equipment at our current level of business for at least the next twelve months. Our future operating results and cash flows may be affected by a number of factors including our success in bidding on future contracts and our ability to manage costs effectively. To the extent we seek to grow by acquisitions that involve consideration other than our stock, our capital requirements may increase.
     Although recent distress in the financial markets has not had a significant impact on our financial position or cash flows as of and for the six month period ending January 24, 2009, management continues to monitor the financial markets and general economic conditions in the United States. If further changes in financial markets or other areas of the economy adversely impact our ability to access capital markets we would expect to rely on a combination of available cash and existing committed credit facilities to provide short-term funding. We believe that our cash investment policies are conservative and do not expect that the current volatility in the capital markets will have a material impact on the principal amounts of our cash investments.
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

     Our backlog at January 24, 2009 and July 26, 2008 was $1.131 billion and $1.313 billion, respectively. We expect to complete approximately 64% of our current backlog during the next twelve months.
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
     In addition, we have experienced and expect to continue to experience quarterly variations in revenues and net income as a result of other factors, including:
•	the timing and volume of customers’ construction and maintenance projects,

•	seasonal budgetary spending patterns of customers and the timing of budget approvals,

•	the commencement or termination of master service agreements and other long-term agreements with customers,

•	costs incurred to support growth internally or through acquisitions,

•	fluctuations in results of operations caused by acquisitions,

•	fluctuation in the employer portion of payroll taxes as a result of reaching the limitation on social security withholdings and unemployment obligations,

•	changes in mix of customers, contracts, and business activities,

•	fluctuations in stock-based compensation expense as a result of performance criteria in performance-based share awards, as well as the timing and vesting period of all stock-based awards

•	fluctuations in performance cash awards as a result of operating results

•	fluctuations in other income as a result of the timing and levels of capital assets sold during the period, and

•	fluctuations in insurance expense due to changes in claims experience and actuarial assumptions.
     Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have market risk exposure related to interest rates on our cash and equivalents and our debt obligations. The effects of market changes on interest rates are monitored and we manage the interest rate risk by investing in short-term cash equivalents with market rates of interest and by maintaining a mix of fixed and variable rate debt. A hypothetical 100 basis point change in interest rates would result in a change to annual interest income by approximately $0.7 million based on the amount of cash and equivalents held as of January 24, 2009.
     Our Credit Agreement permits borrowings at a variable rate of interest; however, we had no outstanding borrowings as of January 24, 2009. Outstanding long-term debt at January 24, 2009 included $145.4 million in Notes due in 2015, which bear a fixed rate of interest of 8.125%. Due to the fixed rate of interest on the Notes, changes in interest rates would not have an impact on the related interest expense. The fair value of the Notes totaled approximately $103.0 million as of January 24, 2009 based on quoted market prices. There exists market risk sensitivity on the fair value of the fixed rate Notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $3.8 million, calculated on a discounted cash flow basis.
     In addition, we had $2.1 million of capital leases outstanding at January 24, 2009 with varying rates of interest due through fiscal 2011 under separate lease agreements. A hypothetical 100 basis point change in interest rates in effect at January 24, 2009 on these capital leases would not have a material impact on the fair value of the leases or on our annual interest cost.
     We also have market risk for foreign currency exchange rates related to our operations in Canada. As of January 24, 2009, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     During fiscal 2007, the Company was contacted by counsel representing current and former employees alleging violations of the Fair Labor Standards Act and state wage and hour laws at the Company’s UtiliQuest, LLC, S.T.S., LLC and Locating, Inc. subsidiaries. The claims included periods dating primarily from September 2003 through January 31, 2007 and covered a number of states where these subsidiaries conducted business. During the second quarter of fiscal 2008, these subsidiaries reached an agreement to settle these claims through a structured mediation process. While the subsidiaries denied the allegations underlying the dispute, they agreed to the mediated settlement to avoid additional legal fees, the uncertainty of a jury trial and the management time that would have been devoted to litigation. Excluding legal expenses of the Company, approximately $8.6 million was incurred pursuant to the settlement and was included in accrued liabilities as of July 26, 2008. This amount was paid in October 2008.
     In December 2006, two former employees of Apex Digital, LLC (“Apex”), a wholly-owned subsidiary that was discontinued during the second quarter of fiscal 2007, commenced a lawsuit against the subsidiary in Illinois State Court on behalf of themselves and purporting to represent other similarly situated employees in Illinois. The lawsuit alleged that Apex violated certain minimum wage laws under the Fair Labor Standards Act and related state laws by failing to comply with applicable minimum wage and overtime pay requirements. In June 2008, the subsidiary reached an agreement to settle these claims through a structured mediation process and incurred a charge of approximately $1.2 million for the settlement. While the subsidiary denied the allegations underlying the dispute, it agreed to the mediated settlement to avoid additional legal fees, the uncertainty of a jury trial and the management time that would have been devoted to litigation. In January 2009, the Company paid the outstanding liability related to the settlement.
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
     The recent economic downturn and the financial and credit crisis may adversely impact our customers’ future spending and their ability to pay amounts owed to us. Based on a number of indicators, it appears that growth in economic activity has slowed substantially. At the present time, the rate at which the economy will slow and the length of time that it will remain slow has become increasingly uncertain. Slowing economic growth may adversely impact the demand for our services and potentially result in the delay or cancellation of projects by our customers. This makes it difficult to estimate our customers’ requirements for our services and therefore adds uncertainty to the determination of our backlog. Our customers generally finance their projects through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been significant volatility in the credit markets and a reduction in the general availability of credit. Additionally, many of our customers’ equity values have substantially declined. A reduction in cash flow and the lack of availability of debt or equity financing may result in a reduction in our customers’ spending for our services and may also impact the ability for our customers to pay amounts owed to us, which could have a material adverse effect on our operations and our ability to grow at historical levels.

     We may incur impairment charges on goodwill or other intangible assets. We account for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Our reporting units and related indefinite-lived intangible asset are tested annually during the fourth fiscal quarter of each year in accordance with SFAS No. 142 in order to determine whether their carrying value exceeds their fair value. Should this be the case, the value of the reporting unit’s goodwill or indefinite-lived intangible may be impaired and written down. Goodwill and indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value below the carrying value. If we determine the fair value of the goodwill or other identifiable intangible asset is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. Any such write-down could adversely affect our results of operations. As a result of our interim impairment analysis at January 24, 2009, we recognized preliminary non-cash charges of approximately $14.8 million at our Broadband Installation Services reporting unit, $9.2 million at our C-2 Utility Contractors reporting unit, $15.7 million at our Ervin Cable Construction reporting unit, $2.0 million at our Nichols Construction reporting unit, $2.4 million at our Stevens Communication reporting unit, and $50.5 million at our UtiliQuest reporting unit. As the result of our annual impairment test of goodwill in fiscal 2008, we recognized non-cash charges of approximately $5.9 million related to our Stevens Communications reporting unit and approximately $3.8 million related to our Nichols Construction reporting unit. Additionally, in fiscal 2005 and 2006, we recognized non-cash charges of approximately $29.0 million related to our White Mountain Cable Construction reporting unit and $14.8 million related to our Can-Am Communications, Inc. reporting unit, respectively. The impairment charges reduced the carrying value of goodwill related to these reporting units.
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
     The estimates and assumptions made in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Changes in our judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in additional reporting units with impairment of goodwill or intangible assets. A change in the estimated discount rate used would impact the preliminary amount of goodwill impairment charges recorded. Further, an adjustment to the preliminary impairment charge may be required when the Company finalizes its analysis during the third quarter of fiscal 2009. Additionally, continued adverse conditions in the economy and future volatility in the equity and credit markets could continue to impact the valuation of our reporting units. If such conditions continue, we may incur additional impairments of goodwill or other intangible assets in future periods.
     Our senior subordinated notes and revolving credit facility impose restrictions on us which may prevent us from engaging in beneficial transactions. At January 24, 2009, we had $145.4 million in senior subordinated notes outstanding due October 2015. The notes were issued under an indenture dated as of October 11, 2005. The indenture governing the notes contains covenants that restrict our ability to: make certain payments, including the payment of dividends; redeem or repurchase capital stock; incur additional indebtedness and issue preferred stock; make investments; create liens; enter into sale and leaseback transactions; merge or consolidate with another entity; sell assets; and enter into transactions with affiliates.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	During the six months ended January 24, 2009, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes the Company’s purchases of its common stock:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plan or
Period	Shares Purchased	Per Share	Programs	Programs
October 26, 2008 — November 22, 2008	—	—	—	(b)
November 23, 2008 — December 20, 2008	28,138 (a)	$7.23	—	(b)
December 21, 2008 — January 24, 2009	3,772 (a)	$7.72	—	(b)
(a)	Shares were withheld to satisfy tax withholding obligations that arose on the vesting of restricted stock units.

(b)	On August 28, 2007, the Company’s Board of Directors authorized the purchase of up to $15.0 million of its common stock. This authorization was increased by $15.0 million on May 20, 2008 and again on August 26, 2008. As of January 24, 2009, approximately $19.8 million of the authorized $45.0 million remains with a termination date of February 2010.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     An annual meeting of shareholders of the Company was held on November 25, 2008 to consider and take action on the election of three directors, to approve the Dycom Industries, Inc. 2009 Annual Incentive Plan, and to re-approve and amend the Company’s Performance Goals under the Dycom Industries, Inc. 2003 Long-Term Incentive Plan. The Company’s nominee, James A. Chiddix, was elected as a director of the Company. Mr. Chiddix received 31,049,277 votes for and 4,839,676 votes withheld. The Company’s nominee, Charles B. Coe, was elected as a director of the Company. Mr. Coe received 30,021,164 votes for and 5,867,789 votes withheld. The Company’s nominee, Patricia L. Higgins, was elected as a director of the Company. Mrs. Higgins received 35,369,195 votes for and 519,758 votes withheld. Each of the following directors’ term of office as a director of the Company continued after the annual meeting: Thomas G. Baxter, Charles M. Brennan III, Stephen C. Coley, and Steven E. Nielsen. A proposal to approve the Dycom Industries, Inc. 2009 Annual Incentive Plan was approved with 26,596,762 votes for, 1,298,325 against, 755,702 abstaining, and 7,238,164 broker non-votes. A proposal to re-approve and amend the performance goals under the Dycom Industries, Inc. 2003 Long-Term Incentive Plan was approved with 26,380,726 votes for, 1,515,073 against, 754,990 abstaining, and 7,238,164 broker non-votes.
Item 6. EXHIBITS
     Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit number

11
Statement recomputation of per share earnings; All information required by Exhibit 11 is presented within Note 2 of the Company’s condensed consolidated financial statements in accordance with the provisions of SFAS No. 128.

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

DYCOM INDUSTRIES, INC. Registrant
Date: March 4, 2009	/s/ Steven E. Nielsen
	Name:	Steven E. Nielsen
	Title:	President and Chief Executive Officer

Date: March 4, 2009	/s/ H. Andrew DeFerrari
	Name:	H. Andrew DeFerrari
	Title:	Senior Vice President and Chief Financial Officer