Form 10-Q
period 2009-04-25
DYCOM INDUSTRIES INC
filed 2009-05-22
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 25, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-5423
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

11770 US Highway 1, Suite 101, Palm Beach Gardens, Florida	33408

(Address of principal executive offices)	(Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock	Outstanding shares May 20, 2009
Common stock, par value of $0.33 1/3	38,998,348

Dycom Industries, Inc.

Part 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 25,	July 26,
	2009	2008
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$78,762	$22,068
Accounts receivable, net	108,239	146,420
Costs and estimated earnings in excess of billings	63,853	94,270
Deferred tax assets, net	15,695	19,347
Income taxes receivable	11,557	6,014
Inventories	9,153	8,994
Other current assets	10,018	7,301
Current assets of discontinued operations	164	667

Total current assets	297,441	305,081

Property and equipment, net	148,186	170,479
Goodwill	157,851	252,374
Intangible assets, net	57,695	62,860
Other	10,711	10,478

Total non-current assets	374,443	496,191

TOTAL	$671,884	$801,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,542	$29,835
Current portion of debt	1,394	2,306
Billings in excess of costs and estimated earnings	512	483
Accrued insurance claims	28,743	29,834
Other accrued liabilities	41,360	66,275
Current liabilities of discontinued operations	537	2,731

Total current liabilities	97,088	131,464

LONG-TERM DEBT	135,487	151,049
ACCRUED INSURANCE CLAIMS	30,463	37,175
DEFERRED TAX LIABILITIES, net non-current	21,595	31,750
OTHER LIABILITIES	4,106	5,314
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	388	427

Total liabilities	289,127	357,179

COMMITMENTS AND CONTINGENCIES, Notes 10, 11, and 16

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 38,995,854 and 39,352,020 issued and outstanding, respectively	12,998	13,117
Additional paid-in capital	170,991	172,167
Accumulated other comprehensive (loss) income	(48)	186
Retained earnings	198,816	258,623

Total stockholders’ equity	382,757	444,093

TOTAL	$671,884	$801,272

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	April 25, 2009	April 26, 2008
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$257,719	$293,440

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	206,733	239,598
General and administrative (including stock-based compensation expense of $0.9 million and $1.4 million, respectively)	24,276	24,969
Depreciation and amortization	16,163	17,301

Total	247,172	281,868

Interest income	60	238
Interest expense	(3,162)	(3,110)
Other income, net	3,566	2,670

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	11,011	11,370

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	(2,132)	(442)
Deferred	5,574	4,119

Total	3,442	3,677

INCOME FROM CONTINUING OPERATIONS	7,569	7,693

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	28	(807)

NET INCOME	$7,597	$6,886

EARNINGS PER COMMON SHARE — BASIC:
Income from continuing operations	$0.19	$0.19
Income (loss) from discontinued operations	—	(0.02)

Net income	$0.19	$0.17

EARNINGS PER COMMON SHARE — DILUTED:
Income from continuing operations	$0.19	$0.19
Income (loss) from discontinued operations	—	(0.02)

Net income	$0.19	$0.17

SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON SHARE:
Basic	39,330,308	40,436,212

Diluted	39,346,102	40,486,765

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	April 25, 2009	April 26, 2008
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$837,209	$907,869

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	681,239	748,816
General and administrative (including stock-based compensation expense of $2.8 million and $4.6 million, respectively)	73,350	72,892
Depreciation and amortization	49,592	50,258
Goodwill impairment charge	94,429	—

Total	898,610	871,966

Interest income	234	619
Interest expense	(11,313)	(10,231)
Other income, net	5,799	5,040

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(66,681)	31,331

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	(379)	12,370
Deferred	(6,503)	(855)

Total	(6,882)	11,515

INCOME (LOSS) FROM CONTINUING OPERATIONS	(59,799)	19,816

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(9)	(1,228)

NET INCOME (LOSS)	$(59,808)	$18,588

EARNINGS (LOSS) PER COMMON SHARE — BASIC:
Income (loss) from continuing operations	$(1.52)	$0.49
Loss from discontinued operations	—	(0.03)

Net income (loss)	$(1.52)	$0.46

EARNINGS (LOSS) PER COMMON SHARE — DILUTED:
Income (loss) from continuing operations	$(1.52)	$0.48
Loss from discontinued operations	—	(0.03)

Net income (loss)	$(1.52)	$0.45

SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON SHARE:
Basic	39,343,834	40,651,236

Diluted	39,343,834	40,865,349

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	April 25, 2009	April 26, 2008
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(59,808)	$18,588
Adjustments to reconcile net cash inflow from operating activities:
Depreciation and amortization	49,592	50,258
Bad debts expense (recovery), net	200	(412)
Gain on sale of fixed assets	(3,306)	(4,786)
Gain on extinguishment of debt, net	(3,027)	—
Write-off of deferred financing costs	551	—
Deferred income tax benefit	(5,972)	(844)
Stock-based compensation expense	2,775	4,584
Amortization of debt issuance costs	727	608
Goodwill impairment charge	94,429	—
Excess tax benefit from share-based awards	—	(479)
Change in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable, net	37,978	19,514
Costs and estimated earnings in excess of billings, net	30,445	10,529
Other current assets and inventory	(3,049)	(2,941)
Other assets	826	973
Income taxes receivable	(6,468)	—
Increase (decrease) in operating liabilities:
Accounts payable	(5,465)	(533)
Accrued insurance claims and other liabilities	(34,300)	(2,037)
Income taxes payable	—	(6,184)

Net cash provided by operating activities	96,128	86,838

INVESTING ACTIVITIES:
Changes in restricted cash	(61)	(299)
Capital expenditures	(25,625)	(59,992)
Proceeds from sale of assets	4,349	6,296
Proceeds from acquisition indemnification claims	—	522

Net cash used in investing activities	(21,337)	(53,473)

FINANCING ACTIVITIES:
Proceeds from long-term debt	30,000	15,000
Principal payments on long-term debt	(31,824)	(27,762)
Purchase of senior subordinated notes	(11,292)	—
Debt issuance costs	(1,837)	—
Repurchases of common stock	(2,915)	(14,073)
Excess tax benefit from share-based awards	—	479
Restricted stock tax withholdings	(246)	(2,145)
Exercise of stock options and other	17	1,314

Net cash used in financing activities	(18,097)	(27,187)

Net increase in cash and equivalents	56,694	6,178
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	22,068	18,862

CASH AND EQUIVALENTS AT END OF PERIOD	$78,762	$25,040

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$14,021	$12,515
Income taxes	$6,885	$18,346
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$272	$3,953
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
     The condensed consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements do not include all of the financial information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three and nine months ended April 25, 2009 are not necessarily indicative of the results that may be expected for the entire year. For a fuller understanding of the Company and its financial statements, the Company recommends reading these condensed consolidated financial statements in conjunction with the Company’s audited financial statements for the year ended July 26, 2008 included in the Company’s 2008 Annual Report on Form 10-K, filed with the SEC on September 4, 2008.
     The Company has determined that goodwill and non-current deferred tax liabilities, net from certain prior acquisitions were understated by $12.2 million on the July 26, 2008 consolidated balance sheet. These amounts have been corrected on the July 26, 2008 consolidated balance sheet and in the related footnote disclosures. The Company has determined the impact of the above was immaterial to its consolidated balance sheet for all prior periods effected. The correction had no effect on the Company’s net income or cash flows included within previously issued financial statements. The Company’s fiscal 2009 Form 10-K will be adjusted to reflect the corrected goodwill and non-current deferred tax liabilities, net balances as of July 26, 2008.
     Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For the Company, key estimates include: recognition of revenue for costs and estimated earnings in excess of billings, the fair value of goodwill and intangible assets, income taxes, accrued insurance claims, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, compensation expense for performance-based stock awards, and the outcome of contingencies, including legal matters. At the time they are made, the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to the financial statements.
     Restricted Cash — As of April 25, 2009 and July 26, 2008, the Company had approximately $4.9 million and $4.8 million, respectively, in restricted cash which is held as collateral in support of the Company’s insurance obligations. Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the condensed consolidated statements of cash flows.
     Goodwill and Intangible Assets — The Company accounts for goodwill in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The Company’s reporting units and related indefinite-lived intangible assets are tested annually during the fourth fiscal quarter of each year in accordance with SFAS No. 142 in order to determine whether their carrying value exceeds their fair value. Should this be the case, the value of a reporting unit’s goodwill or indefinite-lived intangible assets may be impaired and written down. Goodwill and indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If the Company determines the fair value of goodwill or other indefinite-lived intangible assets is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the condensed consolidated statements of operations.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If the Company determines the fair value of an asset is less than the carrying value, an impairment loss is incurred in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the condensed consolidated statements of operations.
     The Company uses judgment in assessing if goodwill and intangible assets are impaired. Estimates of fair value are based on the Company’s projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions, as well as the impact of planned business or operational strategies. To measure fair value, the Company employs a combination of present value techniques which reflect market factors. Changes in the Company’s judgments and projections could result in significantly different estimates of fair value resulting in additional impairments of goodwill and other intangible assets. See Note 7 for further discussion regarding the Company’s goodwill and intangible assets.
     Income Taxes.— The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. See Note 11 for further discussion regarding the Company’s income taxes.
     Comprehensive Income (Loss) — During the three and nine months ended April 25, 2009 and April 26, 2008, the Company did not have any material changes in its equity resulting from non-owner sources. Accordingly, comprehensive income (loss) approximated the net income (loss) amounts presented for the respective periods in the accompanying condensed consolidated statements of operations.
     Multiemployer Defined Benefit Pension Plan — A wholly-owned subsidiary of the Company participates in a multiemployer defined benefit pension plan that covers certain of its employees. This subsidiary makes periodic contributions to the plan to meet its benefit obligations. During the three months ended April 25, 2009 and April 26, 2008, this subsidiary contributed approximately $1.2 million and $1.1 million to the plan, respectively. During the nine months ended April 25, 2009 and April 26, 2008, this subsidiary contributed approximately $4.2 million and $2.9 million to the plan, respectively.
     Recently Issued Accounting Standards — The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) on July 27, 2008, the first day of fiscal 2009. SFAS No. 157 defines fair value, establishes a measurement framework and expands disclosure requirements. It does not require any new fair value measurements. SFAS No. 157 applies to existing accounting pronouncements that require or permit fair value measurement as the relevant measurement attribute. The adoption of SFAS No. 157 for financial assets and liabilities did not have an impact on the Company’s condensed consolidated financial statements. The effective date of the provisions of SFAS No. 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” and is effective for the Company beginning fiscal 2010. The Company is currently evaluating the impact of SFAS No. 157 for non-financial assets and liabilities measured at fair value on a nonrecurring basis.
     The Company also adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), on July 27, 2008, the first day of fiscal 2009. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. As of April 25, 2009, the Company has not elected to apply fair value measurements for any of its financial instruments or other assets and liabilities.
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
     In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 will be effective for the Company in fiscal 2010. The Company is currently evaluating its impact.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental acquisition method of accounting established in SFAS No. 141; however, among other things, SFAS No. 141(R) requires fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. In April 2009, the FASB issued Financial Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies SFAS No. 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. SFAS No. 141(R) and FSP 141(R)-1 will be effective for the Company for any acquisition completed subsequent to July 25, 2009.
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
     The summary comparative financial results of the discontinued operations were as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
		(Dollars in thousands)
Contract revenues of discontinued operations	$—	$—	$—	$—
Income (loss) of discontinued operations before income taxes	$47	$(1,247)	$(14)	$(1,942)
Income (loss) of discontinued operations, net of tax	$28	$(807)	$(9)	$(1,228)
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
     The following table represents the assets and the liabilities of the discontinued operations:

	April 25, 2009	July 26, 2008
	(Dollars in thousands)
Deferred tax assets, net and other current assets	$164	$667

Current assets of discontinued operations	$164	$667

Accounts payable	$9	$129
Accrued liabilities	528	2,602

Total current liabilities of discontinued operations	$537	$2,731

Other accrued liabilities and deferred taxes	$388	$427

Non-current liabilities of discontinued operations	$388	$427

3. Computation of Earnings (Loss) Per Common Share
     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computation as required by SFAS No. 128. Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted shares and restricted share units. Diluted earnings (loss) per common share includes the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested time vesting and certain performance vesting restricted shares and restricted share units. Performance vesting restricted shares and restricted share units are only included in diluted earnings (loss) per common share calculations for the period if all the necessary performance conditions are satisfied and their impact is not anti-dilutive. Common stock equivalents related to stock options are excluded from diluted earnings (loss) per common share calculations if their effect would be anti-dilutive. For the nine months ended April 25, 2009, all common stock equivalents related to stock options and unvested restricted shares and restricted share units were excluded from the diluted loss per share calculation as their effect would be anti-dilutive due to the Company’s net loss for the period.

	For the Three Months Ended		For the Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
	(Dollars in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$7,569	$7,693	$(59,799)	$19,816
Income (loss) from discontinued operations, net of tax	28	(807)	(9)	(1,228)

Net income (loss)	$7,597	$6,886	$(59,808)	$18,588

Denominator:

Basic
Weighted-average number of common shares — Basic	39,330,308	40,436,212	39,343,834	40,651,236

Diluted
Weighted-average number of common shares — Basic	39,330,308	40,436,212	39,343,834	40,651,236
Potential common stock arising from stock options, unvested restricted shares and unvested restricted share units	15,794	50,553	—	214,113

Weighted-average number of common shares — Diluted	39,346,102	40,486,765	39,343,834	40,865,349

Anti-dilutive weighted shares excluded from the calculation of earnings (loss) per share	2,989,302	2,064,633	3,115,085	2,056,955

EARNINGS (LOSS) PER COMMON SHARE — BASIC:

Income (loss) from continuing operations	$0.19	$0.19	$(1.52)	$0.49
Income (loss) from discontinued operations	—	(0.02)	—	(0.03)

Net income (loss)	$0.19	$0.17	$(1.52)	$0.46

EARNINGS (LOSS) PER COMMON SHARE — DILUTED:

Income (loss) from continuing operations	$0.19	$0.19	$(1.52)	$0.48
Income (loss) from discontinued operations	—	(0.02)	—	(0.03)

Net income (loss)	$0.19	$0.17	$(1.52)	$0.45

4. Accounts Receivable
     Accounts receivable consists of the following:

	April 25, 2009	July 26, 2008
	(Dollars in thousands)
Contract billings	$106,336	$145,346
Retainage	1,839	972
Other receivables	844	871

Total	109,019	147,189
Less: allowance for doubtful accounts	780	769

Accounts receivable, net	$108,239	$146,420

     The allowance for doubtful accounts changed as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
	(Dollars in thousands)
Allowance for doubtful accounts at beginning of period	$601	$860	$769	$986
Bad debt expense (recovery), net	177	(293)	200	(412)
Amounts (charged against) credited to the allowance	2	(44)	(189)	(51)

Allowance for doubtful accounts at end of period	$780	$523	$780	$523

     As of April 25, 2009, the Company expected to collect all retainage balances within the next twelve months.
5. Costs and Estimated Earnings on Contracts in Excess of Billings
     Costs and estimated earnings in excess of billings, net, consists of the following:

	April 25, 2009	July 26, 2008
	(Dollars in thousands)
Costs incurred on contracts in progress	$52,823	$75,978
Estimated to date earnings	11,030	18,292

Total costs and estimated earnings	63,853	94,270
Less: billings to date	512	483

	$63,341	$93,787

Included in the accompanying condensed consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$63,853	$94,270
Billings in excess of costs and estimated earnings	(512)	(483)

	$63,341	$93,787

     The above amounts include revenue for services from contracts based both on the units of delivery and the cost-to-cost measures of the percentage of completion method.
6. Property and Equipment
     Property and equipment, including amounts for assets subject to capital leases, consists of the following:

	April 25, 2009	July 26, 2008
	(Dollars in thousands)
Land	$2,974	$2,953
Buildings	9,867	9,751
Leasehold improvements	4,365	3,959
Vehicles	200,435	204,814
Furniture, fixtures, computer equipment and software	48,131	40,339
Equipment and machinery	125,545	133,138

Total	391,317	394,954
Less: accumulated depreciation	243,131	224,475

Property and equipment, net	$148,186	$170,479

     Depreciation expense and repairs and maintenance, including amounts for assets subject to capital leases, were as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
	(Dollars in thousands)
Depreciation expense	$14,523	$15,473	$44,427	$44,803
Repairs and maintenance expense	$3,828	$4,722	$12,143	$15,431
7. Goodwill and Intangible Assets
     The Company’s goodwill and intangible assets consists of the following:

	Useful Life
	In Years	April 25, 2009	July 26, 2008
		(Dollars in thousands)
Goodwill	N/A	$157,851	$252,374

Intangible Assets:
Carrying amount
Covenants not to compete	5-7	$—	$800
UtiliQuest tradename	Indefinite	4,700	4,700
Tradenames	4-15	2,925	2,925
Customer relationships	5-15	77,555	77,555

		85,180	85,980

Accumulated amortization:
Covenants not to compete		—	747
Tradenames		854	714
Customer relationships		26,631	21,659

		27,485	23,120

Net Intangible Assets		$57,695	$62,860

     During the three months ended April 25, 2009, goodwill was reduced by approximately $0.1 million for the reversal of income tax liabilities that were no longer required. Amortization expense of finite-lived intangible assets was $1.6 million and $5.2 million for the three and nine months ended April 25, 2009, respectively, as compared to $1.8 million and $5.5 million for the three and nine months ended April 26, 2008, respectively. Amortization of the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life.
     The Company’s goodwill resides in multiple reporting units. The profitability of individual reporting units may periodically suffer from downturns in customer demand and other factors resulting from the cyclical nature of the Company’s business, the high level of competition existing within the Company’s industry, the concentration of the Company’s revenues within a limited number of customers, and the level of overall economic activity. Individual reporting units may be relatively more impacted by these factors than the Company as a whole. Specifically during times of economic slowdown, the Company’s customers may reduce their capital expenditures and defer or cancel pending projects. As a result, demand for the services of one or more of the Company’s reporting units could decline resulting in an impairment of goodwill or intangible assets.
     The Company tested its reporting units goodwill for impairment in the fourth quarter of fiscal 2008, determined that its Stevens Communications (“Stevens”) and Nichols Communications (“Nichols”) reporting units were impaired and as a consequence recognized goodwill impairment charges of approximately $5.9 million and $3.8 million, respectively. The Company’s estimate of the fair value of these reporting units was based on projections of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The key assumptions used to determine the fair value of the Company’s reporting units during the fiscal 2008 annual impairment analysis were: (a) expected cash flow for a period of seven years; (b) terminal value based upon terminal growth rates of between 2% and 4%; and (c) a discount rate of 12% which was based on the Company’s best estimate during the period of the weighted average cost of capital adjusted for risks associated with the reporting units. The Company believes the assumptions used in the fiscal 2008 annual impairment analysis were consistent with the risk inherent in the business models of the reporting units and within the Company’s industry at the time the analysis was performed.
     SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce their fair value below carrying value. From October 2008 through the present, the Company’s market capitalization has been significantly impacted by the extreme volatility in the U.S. equity and credit markets. Additionally, the Company’s market capitalization has been below the book value of shareholders’ equity. As a result, the Company evaluated whether the decrease in its market capitalization reflected factors that would more likely than not reduce the fair value of the reporting units below their carrying value. Based on a combination of factors, including the current economic environment, the sustained period of decline in market capitalization, and the implied valuation and discount rate assumptions in the Company’s industry, the Company concluded there were sufficient indicators to perform an interim impairment test as of January 24, 2009.
     The fiscal 2009 interim impairment analyses and the Company’s fiscal 2008 annual analyses utilized the same valuation techniques. The key assumptions impacting the fair value of the Company’s reporting units during the fiscal 2009 interim impairment analysis were: (a) expected cash flow for a period of seven years; (b) terminal value based upon terminal growth rates of between 2% and 4%; and (c) a discount rate of 18% which was based on the Company’s best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units. The discount rate used in the fiscal 2009 analysis, increased compared to the fiscal 2008 analysis due to economic conditions and lower industry valuation comparisons. This increase in the discount rate caused a substantial decline in the calculated estimate of fair value of the reporting units. The Company believes the assumptions used in the fiscal 2009 interim impairment analysis were consistent with the risk inherent in the business models of the reporting units and within the Company’s industry.
     As a result of its impairment analysis, the Company determined that the estimated fair value of the Broadband Installation Services (formerly Cable Express), C-2 Utility Contractors (“C-2”), Ervin Cable Construction (“Ervin”), Nichols, Stevens, and UtiliQuest reporting units were less than their respective carrying values. Accordingly, the Company performed a further analysis to determine the implied fair value of each reporting unit’s goodwill. This analysis included a hypothetical valuation of all of the tangible and intangible assets of the reporting units, as if they had been acquired in separate business combinations. The Company recognized a preliminary goodwill impairment charge of $94.4 million during the second quarter of fiscal 2009. The Company’s interim impairment analysis was finalized during the third quarter of fiscal 2009 and no further charges were incurred. The charge included impairments at Broadband Installation Services for $14.8 million, C-2 for $9.2 million, Ervin for $15.7 million, Nichols for $2.0 million, Stevens for $2.4 million and UtiliQuest for $50.5 million. After the impairment charges, the C-2, Nichols, and Stevens reporting units have no remaining goodwill. The goodwill impairment charge did not affect the Company’s compliance with any covenants under its revolving credit agreement or senior subordinated notes.
     Based on the results of the interim testing, the Company concluded the fair value of the Company’s remaining reporting units exceeded their carrying value at January 24, 2009. Accordingly, there was no impairment of the remaining reporting units. The Company also determined there was no impairment of the $4.7 million indefinite-lived tradename at its UtiliQuest reporting unit as of January 24, 2009. Furthermore, an interim impairment test of the Company’s finite-lived intangible assets was performed under the guidance of SFAS No. 144. In accordance with SFAS No. 144, recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. The Company determined there was no impairment of any of the Company’s finite-lived intangible assets as of January 24, 2009.
     Based on the Company’s fiscal 2009 interim impairment test, the estimated fair value of the Globe Communications (“Globe”), Prince Telecom (“Prince”), and TCS Communications (“TCS”) reporting units exceeded their carrying value by a margin of approximately 25% or less. Additionally, there was no excess margin of fair value over carrying value for the Broadband Installation Services, Ervin, and UtiliQuest reporting units, as their carrying value was written down to their estimated fair value during fiscal 2009. As a result, the goodwill balances of these reporting units may have an increased likelihood of impairment if adverse events were to occur or circumstances were to change, and the long-term outlook for their cash flows were adversely impacted. Broadband Installation Services, Ervin, Globe, Prince, TCS, and UtiliQuest have remaining goodwill balances of $19.7 million, $7.4 million, $1.4 million, $39.7 million, $4.6 million, and $35.6 million, respectively, as of April 25, 2009.
     Except for the goodwill impairment charges, none of the Company’s reporting units have incurred significant losses in fiscal 2009. The estimates and assumptions used in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Changes in the Company’s judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in impairments of goodwill or intangible assets at additional reporting units. A change in the estimated discount rate used would impact the amount of the goodwill impairment charges recorded during the quarter ended January 24, 2009. Additionally, continued adverse conditions in the economy and future volatility in the equity and credit markets could further impact the Company’s valuation of its reporting units. The Company can provide no assurances that, if such conditions continue, they will not trigger additional reporting units with impairments of goodwill and other intangible assets in future periods.
8. Accrued Insurance Claims
     The Company retains the risk of loss, up to certain limits, for claims relating to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. With regard to losses occurring in fiscal year 2009, the Company has retained the risk of loss to $1.0 million on a per occurrence basis for automobile liability, general liability and workers’ compensation. These annual retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in three states in which the Company participates in a state sponsored insurance fund. Aggregate stop loss coverage for automobile liability, general liability and workers’ compensation claims is $50.0 million for fiscal 2009. For losses under the Company’s employee health plan occurring during fiscal 2009, the Company has retained the risk of loss, on an annual basis, of $250,000 per participant.
     Accrued insurance claims consist of the following:

	April 25, 2009	July 26, 2008
	(Dollars in thousands)
Amounts expected to be paid within one year:
Accrued auto, general liability and workers’ compensation	$17,225	$16,599
Accrued employee group health	3,941	4,506
Accrued damage claims	7,577	8,729

	28,743	29,834

Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers’ compensation	23,992	30,156
Accrued damage claims	6,471	7,019

	30,463	37,175

Total accrued insurance claims	$59,206	$67,009

9. Other Accrued Liabilities
     Other accrued liabilities consist of the following:

	April 25, 2009	July 26, 2008
	(Dollars in thousands)
Accrued payroll and related taxes	$20,437	$25,935
Accrued employee benefit and incentive plan costs	4,852	7,017
Accrued construction costs	7,428	10,434
Accrued interest and related bank fees	509	3,621
Other	8,134	19,268

Total other accrued liabilities	$41,360	$66,275

     Included in other accrued liabilities as of July 26, 2008 was $8.6 million in accrued costs related to a wage and hour class action settlement (see Note 16). This amount was paid during fiscal 2009.
10. Debt
     The Company’s outstanding indebtedness consists of the following:

	April 25, 2009	July 26, 2008
	(Dollars in thousands)
Senior subordinated notes	$135,350	$150,000
Capital leases	1,531	3,355

	136,881	153,355
Less: current portion	1,394	2,306

Long-term debt	$135,487	$151,049

     On September 12, 2008, the Company entered into a new three-year $195.0 million revolving Credit Agreement (“Credit Agreement”) with a syndicate of banks. The Credit Agreement has an expiration date of September 12, 2011 and includes a sublimit of $100.0 million for the issuance of letters of credit. Subject to certain conditions, the Credit Agreement provides for two one-year extensions and also provided the ability to borrow an incremental $100.0 million (the “Incremental Revolving Facility”). The Credit Agreement replaced the Company’s existing credit facility which was due to expire in December 2009. Letters of credit issued from the prior agreement were transferred to the Credit Agreement.
     During the third quarter of fiscal 2009, the Company entered into an amendment (the “Amendment”) to the Credit Agreement which added a new bank to the syndicate of banks and increased the maximum borrowing available under the Credit Agreement from $195.0 million to $210.0 million. After giving effect to the Amendment, the Incremental Revolving Facility was reduced by $15.0 million, permitting incremental borrowings of up to $85.0 million.
     Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (a) the administrative agent’s base rate, described in the Credit Agreement as the higher of the administrative agent’s prime rate or the federal funds rate plus 0.50%, or (b) LIBOR (a publicly published rate) plus, in either instance, a spread determined by the Company’s consolidated leverage ratio. During fiscal 2009, interest on borrowings under the Credit Agreement was incurred at either the administrative agent’s base rate and a spread of 1.00% or LIBOR and a spread of 2.0%. Based on the Company’s consolidated leverage ratio, the Credit Agreement also includes fees for outstanding letters of credit and unutilized commitments. During fiscal 2009, fees for outstanding letters of credit and unutilized commitments on the Credit Agreement were based on rates of 2.125% per annum and 0.75% per annum, respectively, on the applicable balances. The payments under the Credit Agreement are guaranteed by certain subsidiaries and secured by a pledge of (i) 100% of the equity of the Company’s material domestic subsidiaries, and (ii) 100% of the non-voting equity and 65% of the voting equity of first tier material foreign subsidiaries, if any, in each case excluding certain unrestricted subsidiaries.

     The Credit Agreement contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. It also contains defined financial covenants which require the Company to (i) maintain a leverage ratio of not greater than 3.00 to 1.00, as measured at the end of each fiscal quarter, (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain consolidated total tangible net worth, as measured at the end of each fiscal quarter, of not less than $50.0 million plus (A) 50% of consolidated net income (if positive) from September 12, 2008 to the date of computation plus (B) 75% of equity issuances made from September 12, 2008 to the date of computation.
     As of April 25, 2009, the Company had no outstanding borrowings and $51.8 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are issued as part of the Company’s insurance program. At April 25, 2009, the Company had additional borrowing availability of $158.2 million as determined by the most restrictive covenants of the Credit Agreement and was in compliance with all of the financial covenants.
     In October 2005, Dycom Investments, Inc., a wholly-owned subsidiary of the Company, issued $150.0 million in aggregate principal amount of 8.125% senior subordinated notes due October 2015 (“Notes”). Interest is due on April 15th and October 15th of each year. The Company purchased $4.65 million principal amount of the Notes for $3.2 million during the second quarter of fiscal 2009 and $10.0 million principal amount of the Notes for $8.1 million during the third quarter of fiscal 2009. After the write-off of associated debt issuance costs, the net gain reported as other income was $1.7 million and $3.0 million for the three and nine months ended April 25, 2009, respectively. The indenture governing the Notes contains covenants that restrict the Company’s ability to:

• make certain payments, including the payment of dividends

• redeem or repurchase capital stock

• incur additional indebtedness and issue preferred stock

• make investments or create liens

• enter into sale and leaseback transactions

• merge or consolidate with another entity

• sell assets

• enter into transactions with affiliates

As of April 25, 2009, the outstanding balance of the Notes was $135.35 million and the Company was in compliance with all covenants and conditions under the indenture governing the Notes.
     The Company had $1.5 million in capital lease obligations as of April 25, 2009 which were assumed in connection with the fiscal 2007 acquisitions of Broadband Installation Services (formerly Cable Express) and Cavo Communications, Inc. These capital leases include obligations for certain vehicles and computer equipment and expire at various dates through fiscal year 2011.
11. Income Taxes
     The Company’s effective income tax rate was 31.3% and 10.3% for the three and nine months ended April 25, 2009, respectively, and 32.3% and 36.8% for the three and nine months ended April 26, 2008, respectively. The Company’s effective income tax rates for fiscal 2009 and 2008 differ from the statutory rates primarily due to the impact of certain items. Specifically, during the three months ended April 25, 2009 and April 26, 2008, the provision for income taxes included the reversal of certain income tax liabilities for unrecognized tax benefits of $1.4 million and $0.9 million, respectively, which were no longer required. In addition, only a portion of the fiscal 2009 goodwill impairment charge was deductible for income tax purposes during the nine months ended April 25, 2009. Other variations in the Company’s tax rate are attributable to the impact of non-deductible and non-taxable items in relation to the Company’s pre-tax income during the period and its expectations of total annual results of operations.
     As of April 25, 2009, the total amount of unrecognized tax benefits was $2.9 million. If it is subsequently determined that those liabilities are not required, approximately $2.6 million would affect the Company’s effective tax rate and $0.3 million would reduce goodwill during the periods recognized. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. During the three and nine months ended April 25, 2009, the Company recognized approximately $0.4 million and $0.2 million of interest benefit in the accompanying condensed consolidated statements of operations, respectively, as compared to $0.2 million of interest benefit and $0.1 million of interest expense during the three and nine months ended April 26, 2008, respectively, related to unrecognized tax benefits.
12. Other Income, net
     The components of other income, net, are as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
		(Dollars in thousands)
Gain on sale of fixed assets	$1,786	$2,582	$3,306	$4,786
Miscellaneous income	53	88	17	254
Gain on extinguishment of debt, net (See Note 10)	1,727	—	3,027	—
Write-off of deferred financing costs	—	—	(551)	—

Total other income, net	$3,566	$2,670	$5,799	$5,040

13. Capital Stock
     On each of August 28, 2007 and May 20, 2008, the Company’s Board of Directors authorized the repurchase of up to $15 million of its common stock in open market or private transactions (for an aggregate authorization of $30 million). The Board of Directors further increased its authorization to repurchase shares of its common stock by $15 million, from $30 million to $45 million on August 26, 2008. The stock repurchases are authorized to be made through February 2010. The Company repurchased and cancelled 450,000 shares during the third quarter of fiscal 2009 at an average price per share of $6.48. As of April 25, 2009, approximately $16.9 million of the authorized amount remains for the repurchase of common stock.
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
     The outstanding options under the 1991 Plan, the 1991 Arguss Plan, and the 1998 Plan are fully vested. The outstanding options under the 2003 Plan, the 2001 Directors Plan and 2007 Directors Plan, vest ratably over a four-year period, beginning on the date of the grant. Time vesting restricted shares and units vest ratably over a four year period. Performance vesting restricted shares and units that are outstanding vest over a three year period from the grant date, if certain annual and three year Company performance goals are achieved. The Company’s policy is to issue new shares to satisfy equity awards under the Plans. Under the terms of the Plans, stock options are granted at the closing price on the date of the grant and are exercisable over a period of up to ten years.
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
     The following table lists the number of shares available and outstanding under each plan as of April 25, 2009, including restricted performance shares and units that will be issued under outstanding awards if certain performance goals are met:

			Unvested
			Restricted
			Shares and	Shares
	Plan	Outstanding	Units	Available for
	Expiration	Stock Options	Outstanding	Grant
1991 Plan	Expired	45,000	—	—
1991 Arguss Plan (a)	N/A	44,319	—	—
2001 Directors Plan (a)	2011	54,501	—	—
2002 Directors Plan (a)	2012	—	3,212	—
1998 Plan (a)	2008	1,145,465	—	—
2003 Plan	2013	1,509,379	826,247	2,046,791
2007 Directors Plan	2017	87,604	33,733	162,307

		2,886,268	863,192	2,209,098

(a)	No further options will be granted under the 1991 Arguss Plan, the 2001 Directors Plan, the 2002 Directors Plan, or the 1998 Plan.
The following tables summarize the stock-based awards outstanding at April 25, 2009:

		Weighted	Weighted Average
	Shares Subject to	Average Exercise	Remaining	Aggregate
	Options	Price	Contractual Life	Intrinsic Value
				(In thousands)
Options outstanding	2,886,268	$13.49	5.4	$658

Options exercisable*	2,036,854	$17.36	3.7	$—

*	Options exercisable reflect the approximate amount of options expected to vest after giving effect to estimated forfeitures at an insignificant rate.

		Weighted	Weighted Average
	Restricted	Average Grant	Remaining	Aggregate
	Shares/Units	Price	Vesting Period	Intrinsic Value
				(In thousands)
Unvested time vesting shares/units	177,670	$13.80	2.3	$1,340

Unvested performance vesting shares/units	685,522	$21.37	1.1	$5,169

     The aggregate intrinsic value for stock options and restricted shares and units in the preceding tables are based on the Company’s closing stock price of $7.54 on April 25, 2009. These amounts represent the total intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date, before any applicable taxes.
     The following table summarizes the stock-based award activity during the nine months ended April 25, 2009:

			Time Vesting Restricted		Performance Vesting Restricted
	Stock Options		Shares/Units		Shares/Units
		Weighted
		Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares/Units	Grant Price	Shares/Units	Grant Price
Outstanding as of July 26, 2008	2,375,557	$29.45	134,872	$24.32	643,450	$24.95
Granted	788,248	$6.70	102,812	$6.35	157,286	$8.42
Options Exercised/ Shares and Units Vested	(1,200)	$13.84	(54,467)	$24.66	(86,387)	$24.10
Forfeited or cancelled	(276,337)	$27.82	(5,547)	$24.93	(28,827)	$25.26

Outstanding as of April 25, 2009	2,886,268	$13.49	177,670	$13.80	685,522	$21.37

     The performance vesting restricted shares and units in the above table represent the maximum number of awards which may vest under the outstanding grants assuming that all performance criteria are met.
     Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the condensed consolidated statements of operations. The compensation expense and the related tax benefit recognized related to stock options, restricted share and restricted share units for the three and nine months ended April 25, 2009 and April 26, 2008 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
	(Dollars in thousands)
Stock-based compensation expense	$898	$1,419	$2,775	$4,584
Tax benefit recognized	(282)	(546)	(967)	(1,765)
     The Company evaluates stock-based compensation expense quarterly and only recognizes compensation expense for performance based awards if management determines it is probable that the performance criteria for the awards will be met. Accordingly, the amount of stock-based compensation expense recognized during the three and nine month periods ended April 25, 2009 may not be representative of future stock-based compensation expense. The total amount of stock-based compensation expense ultimately recognized is based on the number of awards that actually vest. During fiscal 2009, management determined that it was not probable that the performance criteria of certain of the performance-based stock awards would be achieved for the fiscal 2009 performance period and stock-based compensation expense was reduced for these awards.
     Under the Plans, the maximum total unrecognized stock-based compensation expense and weighted-average period over which the expense would be recognized subsequent to April 25, 2009 is shown below. For performance based awards, the unrecognized stock-based compensation expense is based upon the maximum amount of restricted stock and units that can be earned under outstanding awards. If the performance goals are not met, no stock-based compensation expense will be recognized for these unvested shares/units and compensation expense previously recognized for the unvested shares/units will be reversed.

	Unrecognized
	Compensation	Weighted-
	Expense	Average Period
	(In thousands)	(In years)
Stock options	$3,169	3.5
Unvested time vesting shares/units	$1,976	2.3
Unvested performance vesting shares/units	$13,855	1.1
     During the nine months ended April 25, 2009 and April 26, 2008, the Company received cash of less than $0.1 million and $1.3 million, respectively, from the exercise of stock options and realized a tax benefit from share-based awards of approximately $0.4 million and $2.9 million, respectively.
15. Related Party Transactions
     The Company leases administrative offices from entities related to officers of the Company’s subsidiaries. The total expense under these arrangements was $0.4 million and $0.3 million for the three month periods ended April 25, 2009 and April 26, 2008, respectively. The total expense under these arrangements was $1.0 million for each of the nine month periods ended April 25, 2009 and April 26, 2008. Additionally, the Company paid $0.2 million and $0.5 million for the three and nine months ended April 26, 2008, respectively, in subcontracting services to entities related to officers of certain of its subsidiaries. There was a minimal amount paid in subcontracting services to entities related to officers of certain of its subsidiaries for the three and nine month periods ended April 25, 2009.
16. Commitments and Contingencies
Legal Proceedings.
     In May 2009, the Company and one of its subsidiaries were named as defendants in a lawsuit in the U.S. District Court for the Western District of Washington. The plaintiffs, former employees of the subsidiary, allege various wage and hour claims, including that employees were not paid for all hours worked. They seek to certify as a class current and former employees of the subsidiary who worked in the State of Washington. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. The Company intends to vigorously defend itself against this lawsuit.
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
     From time to time, the Company and its subsidiaries are parties to various other claims and legal proceedings. Additionally, as part of the Company’s insurance program, the Company retains the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. For these claims, the effect on the

Company’s financial statements is generally limited to the amount needed to satisfy the Company’s insurance deductibles or retentions. It is the opinion of the Company’s management, based on information available at this time, that none of such other pending claims or proceedings will have a material effect on its condensed consolidated financial statements.
Performance Bonds and Guarantees.
     The Company has obligations under performance bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of April 25, 2009, the Company had $43.5 million of outstanding performance bonds and no events have occurred in which customers have exercised their rights under the performance bonds.
     The Company has periodically guaranteed certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.
17. Concentration of Credit Risk
     The Company is subject to concentrations of credit risk relating primarily to its cash and equivalents, trade accounts receivable and costs and estimated earnings in excess of billings. Cash and equivalents primarily include balances on deposit in banks. The Company maintains substantially all of its cash and equivalents at financial institutions believed by the Company to be of high credit quality. Furthermore, a substantial portion of the balances held as cash in operating accounts with these financial institutions is generally within the current insurance levels of the Federal Deposit Insurance Corporation (“FDIC”). To date the Company has not experienced any loss or lack of access to cash in its operating accounts. However, the Company can provide no assurances that access to its cash and equivalents will not be impacted by adverse conditions in the financial markets.
     The Company grants credit under normal payment terms, generally without collateral, to its customers. These customers primarily consist of telephone companies, cable television multiple system operators, electric utilities and others. With respect to a portion of the services provided to these customers, the Company has certain statutory lien rights which may in certain circumstances enhance the Company’s collection efforts. Adverse changes in overall business and economic factors may impact the Company’s customers and increase potential credit risks. These risks may be heightened as a result of the current economic developments and market volatility. In the past, some of the Company’s customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose the Company to increased risks related to the collectability of amounts due for services performed. The Company believes that none of its significant customers were experiencing financial difficulties that would impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of April 25, 2009.
     AT&T, Inc. (“AT&T”), Comcast Cable Corporation (“Comcast”), and Verizon Communications, Inc. (“Verizon”), represent a significant portion of the Company’s revenue. For the three and nine month periods ended April 25, 2009 and April 26, 2008, revenues from AT&T, Comcast, and Verizon represented the following percentages of total revenue from continuing operations:

	For the Three Months Ended		For the Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
AT&T Inc	19.7%	20.0%	18.1%	19.5%
Verizon Communications Inc	13.9%	18.1%	16.3%	17.6%
Comcast Corporation	13.4%	11.6%	15.1%	11.9%
     As of April 25, 2009, the outstanding balances for trade accounts receivable and costs and estimated earnings in excess of billings from AT&T, Verizon, and Comcast, totaled approximately $33.4 million or 19.4%, $40.3 million or 23.4%,and $19.8 million or 11.5%, respectively, of the outstanding balances. As of July 26, 2008, the outstanding balances for these amounts from AT&T, Verizon, and Comcast totaled approximately $35.0 million or 14.5%, $66.0 million or 27.4%, and $25.0 million or 10.4%, respectively, of the outstanding balances.
     During the third quarter of fiscal 2009, one of the Company’s customers proposed a financial restructuring effected through a Chapter 11 filing. As part of its financial restructuring, this customer has received authorization from the United States Bankruptcy Court for the Southern District of New York to continue to pay its trade creditors in full, including the Company. This customer represented 5.1% and 4.9% of the Company’s contract revenues during the three and nine months ended April 25, 2009, respectively. As of April 25, 2009, the Company had a total of $5.7 million, or 3.3% of the combined total of trade accounts receivable and costs and estimated earnings in excess of billings. As of April 25, 2009, it is the Company’s belief that these balances are collectible. However, there can be no assurances this customer will continue to implement its financial restructuring as currently approved.
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

	For the Three Months Ended		For the Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
	(Dollars in thousands)
Telecommunications	$200,151	$226,170	$654,655	$687,384
Underground facility locating	44,354	53,883	135,530	161,155
Electric utilities and other construction and maintenance	13,214	13,387	47,024	59,330

Total contract revenues	$257,719	$293,440	$837,209	$907,869

     One of the Company’s subsidiaries earned revenues from contracts in Canada of approximately $0.7 million and $2.6 million during the three and nine months ended April 25, 2009, respectively, and $0.6 million and $2.7 million during the three and nine months ended April 26, 2008, respectively. The Company had no material long-lived assets in the Canadian operations at April 25, 2009 or July 26, 2008.
19. Supplemental Condensed Consolidating Financial Statements
     As of April 25, 2009, the outstanding balance of the Company’s Notes was $135.35 million. The Notes were issued in fiscal 2006 by Dycom Investments, Inc. (“Issuer”), a wholly-owned subsidiary of the Company. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent”) on a parent only basis, (ii) the Issuer, (iii) the guarantor subsidiaries for the Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The consolidating condensed financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes.
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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
APRIL 25, 2009

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$78,555	$207	$—	$78,762
Accounts receivable, net	3	—	107,379	857	—	108,239
Costs and estimated earnings in excess of billings	—	—	63,657	196	—	63,853
Deferred tax assets, net	1,164	—	14,579	40	(88)	15,695
Income taxes receivable	11,557	—	—	—	—	11,557
Inventories	—	—	9,042	111	—	9,153
Other current assets	4,646	20	3,853	1,499	—	10,018
Current assets of discontinued operations	—	—	164	—	—	164

Total current assets	17,370	20	277,229	2,910	(88)	297,441

Property and equipment, net	13,123	—	115,390	20,313	(640)	148,186
Goodwill	—	—	157,851	—	—	157,851
Intangible assets, net	—	—	57,695	—	—	57,695
Investment in subsidiaries	665,398	1,187,464	—	—	(1,852,862)	—
Intercompany receivables	—	—	707,974	—	(707,974)	—
Other	4,906	2,993	2,146	666	—	10,711

Total non-current assets	683,427	1,190,457	1,041,056	20,979	(2,561,476)	374,443

TOTAL	$700,797	$1,190,477	$1,318,285	$23,889	$(2,561,564)	$671,884

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$237	$—	$24,170	$135	$—	$24,542
Current portion of debt	—	—	1,394	—	—	1,394
Billings in excess of costs and estimated earnings	—	—	512	—	—	512
Accrued insurance claims	693	—	28,010	40	—	28,743
Deferred tax liabilities	—	88	—	—	(88)	—
Other accrued liabilities	3,462	332	36,497	1,103	(34)	41,360
Current liabilities of discontinued operations	—	—	537	—	—	537

Total current liabilities	4,392	420	91,120	1,278	(122)	97,088

LONG-TERM DEBT	—	135,350	137	—	—	135,487
ACCRUED INSURANCE CLAIMS	939	—	29,227	297	—	30,463
DEFERRED TAX LIABILITIES, net non-current	337	345	17,423	3,490	—	21,595
INTERCOMPANY PAYABLES	308,565	388,964	65	10,380	(707,974)	—
OTHER LIABILITIES	3,807	—	299	—	—	4,106
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	—	—	388	—	—	388

Total liabilities	318,040	525,079	138,659	15,445	(708,096)	289,127

Total stockholders’ equity	382,757	665,398	1,179,626	8,444	(1,853,468)	382,757

TOTAL	$700,797	$1,190,477	$1,318,285	$23,889	$(2,561,564)	$671,884

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 25, 2009

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$256,569	$1,150	$—	$257,719

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	204,978	1,755	—	206,733
General and administrative	5,953	137	16,233	1,953	—	24,276
Depreciation and amortization	664	—	14,521	989	(11)	16,163
Intercompany charges (income) , net	(6,896)	—	7,627	(732)	1	—

Total	(279)	137	243,359	3,965	(10)	247,172

Interest income	30	—	29	1	—	60
Interest expense	(296)	(2,842)	(24)	—	—	(3,162)
Other income (expense), net	(13)	1,727	1,811	41	—	3,566

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN LOSSES OF SUBSIDIARIES	—	(1,252)	15,026	(2,773)	10	11,011

PROVISION (BENEFIT) FOR INCOME TAXES	—	(256)	4,518	(820)	—	3,442

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(996)	10,508	(1,953)	10	7,569

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	28	—	—	28

INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(996)	10,536	(1,953)	10	7,597

EQUITY IN EARNINGS OF SUBSIDIARIES	7,597	8,593	—	—	(16,190)	—

NET INCOME (LOSS)	$7,597	$7,597	$10,536	$(1,953)	$(16,180)	$7,597

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED APRIL 25, 2009

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$833,313	$3,896	$—	$837,209

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	675,871	5,584	(216)	681,239
General and administrative	18,019	262	49,449	5,620	—	73,350
Depreciation and amortization	1,993	—	45,004	2,617	(22)	49,592
Goodwill impairment charge	—	—	94,429	—	—	94,429
Intercompany charges (income) , net	(22,702)	(22)	24,403	(1,959)	280	—

Total	(2,690)	240	889,156	11,862	42	898,610

Interest income	30	—	204	—	—	234
Interest expense	(2,154)	(9,045)	(114)	—	—	(11,313)
Other income (expense), net	(566)	3,027	3,426	(88)	—	5,799

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN LOSSES OF SUBSIDIARIES	—	(6,258)	(52,327)	(8,054)	(42)	(66,681)

BENEFIT FOR INCOME TAXES	—	(2,372)	(1,458)	(3,052)	—	(6,882)

LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN LOSSES OF SUBSIDIARIES	—	(3,886)	(50,869)	(5,002)	(42)	(59,799)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(9)	—	—	(9)

LOSS BEFORE EQUITY IN LOSSES OF SUBSIDIARIES	—	(3,886)	(50,878)	(5,002)	(42)	(59,808)

EQUITY IN LOSSES OF SUBSIDIARIES	(59,808)	(55,922)	—	—	115,730	—

NET LOSS	$(59,808)	$(59,808)	$(50,878)	$(5,002)	$115,688	$(59,808)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 26, 2008

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$292,507	$933	$—	$293,440

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	238,971	1,100	(473)	239,598
General and administrative	7,397	64	16,954	554	—	24,969
Depreciation and amortization	498	—	16,617	186	—	17,301
Intercompany charges (income) , net	(11,885)	—	11,219	44	622	—

Total	(3,990)	64	283,761	1,884	149	281,868

Interest income	9	—	228	1	—	238
Interest expense	104	(3,135)	(79)	—	—	(3,110)
Other income, net	—	—	2,670	—	—	2,670

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	4,103	(3,199)	11,565	(950)	(149)	11,370

PROVISION (BENEFIT) FOR INCOME TAXES	1,605	(1,015)	3,296	(300)	91	3,677

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	2,498	(2,184)	8,269	(650)	(240)	7,693

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(807)	—	—	(807)

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	2,498	(2,184)	7,462	(650)	(240)	6,886

EQUITY IN EARNINGS OF SUBSIDIARIES	4,388	6,572	—	—	(10,960)	—

NET INCOME (LOSS)	$6,886	$4,388	$7,462	$(650)	$(11,200)	$6,886

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED APRIL 26, 2008

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$904,330	$3,539	$—	$907,869

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	746,404	3,626	(1,214)	748,816
General and administrative	19,457	176	51,735	1,524	—	72,892
Depreciation and amortization	1,381	—	48,390	487	—	50,258
Intercompany charges (income) , net	(21,527)	—	18,900	1,034	1,593	—

Total	(689)	176	865,429	6,671	379	871,966

Interest income	9	—	609	1	—	619
Interest expense	(534)	(9,401)	(296)	—	—	(10,231)
Other income, net	61	—	4,766	213	—	5,040

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	225	(9,577)	43,980	(2,918)	(379)	31,331

PROVISION (BENEFIT) FOR INCOME TAXES	83	(3,519)	16,023	(1,072)	—	11,515

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	142	(6,058)	27,957	(1,846)	(379)	19,816

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(1,228)	—	—	(1,228)

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	142	(6,058)	26,729	(1,846)	(379)	18,588

EQUITY IN EARNINGS OF SUBSIDIARIES	18,446	24,503	—	—	(42,949)	—

NET INCOME (LOSS)	$18,588	$18,445	$26,729	$(1,846)	$(43,328)	$18,588

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED APRIL 25, 2009

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$335	$(9,690)	$109,463	$(3,920)	$(60)	$96,128

Cash flows from investing activities:
Changes in restricted cash	(233)	—	172	—	—	(61)
Capital expenditures	(4,039)	—	(11,798)	(9,788)	—	(25,625)
Proceeds from sale of assets	—	—	4,328	21	—	4,349
Capital contributions to subsidiaries	—	(3,010)	—	—	3,010	—

Net cash used in investing activities	(4,272)	(3,010)	(7,298)	(9,767)	3,010	(21,337)

Cash flows from financing activities:
Proceeds from long-term debt	30,000	—	—	—	—	30,000
Principal payments on long-term debt	(30,000)	—	(1,824)	—	—	(31,824)
Purchase of senior subordinated notes	—	(11,292)	—	—	—	(11,292)
Debt issuance costs	(1,837)	—	—	—	—	(1,837)
Repurchases of common stock	(2,915)	—	—	—	—	(2,915)
Restricted stock tax withholdings	(246)	—	—	—	—	(246)
Exercise of stock options and other	17	—	—	—	—	17
Intercompany funding and financing activities	8,918	23,992	(43,354)	13,394	(2,950)	—

Net cash used in financing activities	3,937	12,700	(45,178)	13,394	(2,950)	(18,097)

Net increase (decrease) in cash and equivalents	—	—	56,987	(293)	—	56,694

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	21,568	500	—	22,068

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$78,555	$207	$—	$78,762

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED APRIL 26, 2008

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(dollars in thousands)
Net cash (used in) provided by operating activities	$76	$(5,262)	$92,109	$188	$(273)	$86,838

Cash flows from investing activties (1):

Changes in restricted cash	(369)	—	70	—	—	(299)
Capital expenditures	(5,651)	—	(50,237)	(4,104)	—	(59,992)
Proceeds from sale of assets	—	—	6,104	192	—	6,296
Proceeds from indemnification claims related to acquisition	—	—	522	—	—	522

Net cash (used in) provided by investing activities	(6,020)	—	(43,541)	(3,912)	—	(53,473)

Cash flows from financing activties:
Proceeds from long-term debt	15,000	—	—	—	—	15,000
Principal payments on long-term debt	(25,000)	—	(2,762)	—	—	(27,762)
Repurchases of common stock	(14,073)	—	—	—	—	(14,073)
Excess tax benefit from share-based awards	479					479
Restricted stock tax withholdings	(2,145)	—	—	—	—	(2,145)
Exercise of stock options and other	1,314	—	—	—	—	1,314
Intercompany funding	30,369	5,262	(39,462)	3,558	273	—

Net cash provided by (used in) financing activities	5,944	5,262	(42,224)	3,558	273	(27,187)

Net increase in cash and equivalents	—	—	6,344	(166)	—	6,178

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	18,304	558	—	18,862

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$24,648	$392	$—	$25,040

(1)	During the quarter ended April 26, 2008, the Issuer made non-cash investments of $95.3 million and $1.8 million in the Subsidiary Guarantors and a Non-Guarantor Subsidiary, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended July 26, 2008. Our Annual Report on Form 10-K for the year ended July 26, 2008 was filed with the Securities and Exchange Commission on September 4, 2008 and is available on the Securities and Exchange Commission’s (“SEC”) website at www.sec.gov and on our website, which is www.dycomind.com.
Cautionary Note Concerning Forward-Looking Statements and Information
     In this Quarterly Report on Form 10-Q, Dycom Industries, Inc. (“Dycom”) and its subsidiaries (referred to as “the Company,” “we,” “us,” or “our”) have made forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “forecast,” “may,” “should,” “could,” “project” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to:

•	anticipated outcomes of contingent events, including litigation

•	projections of revenues, income or loss, or capital expenditures

•	plans for future operations, growth and acquisitions, dispositions or financial needs

•	availability of financing

•	plans relating to our services including our contractual backlog

•	current economic conditions and trends in the industries we serve

•	assumptions relating to any of the foregoing

These forward-looking statements are based on management’s current expectations, estimates and projections and are subject to known and unknown risks and uncertainties that may cause actual results in the future to differ materially from the results projected or implied in any forward-looking statements contained in this report. The factors that could affect future results and cause these results to differ materially from those expressed in the forward-looking statements include, but are not limited to, those described under Item 1A, “Risk Factors” included in the Company’s 2008 Annual Report on Form 10-K, filed with the SEC on September 4, 2008 and other risks outlined in our periodic filings with the SEC, including those identified underlying the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Except as required by law, we may not update forward-looking statements, although our circumstances may change in the future. With respect to forward-looking statements, we claim the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.
Overview
     We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. Additionally, we provide services on a limited basis in Canada. For the nine months ended April 25, 2009, revenue by customer type from telecommunications, underground facility locating, and electric utilities and other customers, was approximately 78.2%, 16.2%, and 5.6%, respectively.
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
     A significant portion of our services are performed under master service agreements and other arrangements with customers that extend for periods of one or more years. We are currently a party to over 200 of these agreements. Master service agreements generally contain customer specified service requirements, such as discrete pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue to others work orders valued above a specified dollar amount, self perform work with the customer’s own employees, and use others when jointly placing facilities with another utility. In most cases, a customer may terminate these agreements for convenience with written notice.
     The remainder of our services are provided pursuant to contracts for specific projects. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Short-term contracts for specific projects are generally of three to four months in duration. A portion of our contracts include retainage provisions under which 5% to 10% of the contract invoicing may be withheld by the customer pending project completion.
     We recognize revenues under the percentage of completion method of accounting using the units of delivery or cost-to-cost measures. A significant majority of our contracts are based on units of delivery and revenue is recognized as each unit is completed. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Revenues from services provided under time and materials based contracts are recognized as the services are performed.
     The following table summarizes our revenues from long-term contracts, including multi-year master service agreements, as a percentage of contract revenues from continuing operations:

	For the Three Months Ended		For the Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
Multi-year master service agreements	73.9%	71.3%	68.6%	69.7%
Other long-term contracts	13.9%	18.0%	17.3%	18.3%

Total long-term contracts	87.8%	89.3%	85.9%	88.0%

     The percentage of revenue from long-term contracts may vary. During the three and nine months ended April 25, 2009, revenue from total long-term contracts declined compared to the comparable prior period. This was in part due to revenue for services performed under short-term contracts relating to the hurricanes that impacted the Southern United States during September of 2008.

     A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from those customers who contributed at least 2.5% to our total revenue from continuing operations in the three or nine month periods ended April 25, 2009 and April 26, 2008:

	For the Three Months Ended
	April 25, 2009	April 26, 2008
AT&T, Inc	19.7%	20.0%
Verizon Communications, Inc	13.9%	18.1%
Comcast Corporation	13.4%	11.6%
Time Warner Cable, Inc	7.4%	8.8%
Embarq Corporation	6.8%	6.1%
Windstream Corporation	6.1%	2.6%
Charter Communications, Inc	5.1%	5.8%
Qwest Communications International, Inc	2.6%	3.3%

	For the Nine Months Ended
	April 25, 2009	April 26, 2008
AT&T, Inc	18.1%	19.5%
Verizon Communications, Inc	16.3%	17.6%
Comcast Corporation	15.1%	11.9%
Time Warner Cable, Inc	7.8%	9.1%
Embarq Corporation	6.0%	6.0%
Charter Communications, Inc	4.9%	5.3%
Windstream Corporation	4.2%	2.0%
Qwest Communications International, Inc	2.6%	2.7%
     Cost of earned revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by subcontractors, operation of capital equipment (excluding depreciation and amortization), and insurance claims and other related costs. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our underground facility locating services. A change in claims experience or actuarial assumptions related to these risks could materially affect our results of operations. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools, and equipment necessary to perform installation and maintenance services. Materials supplied by our customers, for which the customer retains financial and performance risk, are not included in our revenue or costs of sales. In addition, cost of earned revenues for the nine months ended April 26, 2008 includes $7.6 million related to the settlement of a legal matter and $1.7 million for the reduction of a pre-acquisition liability associated with payroll related accruals of a subsidiary acquired in fiscal 2007.
     General and administrative costs include all of our corporate costs, as well as costs of our subsidiaries’ management personnel and administrative overhead. These costs primarily consist of employee compensation and related expenses, including stock-based compensation, legal and professional fees, provision for or recoveries of bad debt expense, and other costs that are not directly related to our services under customer contracts. Our senior management, including the senior managers of our subsidiaries, perform substantially all of our sales and marketing functions as part of their management responsibilities and, accordingly, we have not incurred material sales and marketing expenses.
     We are subject to concentrations of credit risk relating primarily to our cash and equivalents, trade accounts receivable and costs and estimated earnings in excess of billings. Cash and equivalents primarily include balances on deposit in banks. We maintain substantially all of our cash and equivalents at financial institutions we believe to be of high credit quality. Furthermore, a substantial portion of the balances held as cash in operating accounts with these financial institutions is generally within the current insurance levels of the Federal Deposit Insurance Corporation (“FDIC”). To date we have not experienced any loss or lack of access to cash in our operating accounts. However, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.
     We grant credit under normal payment terms, generally without collateral, to our customers. These customers primarily consist of telephone companies, cable television multiple system operators, electric utilities and others. With respect to a portion of the services provided to these customers, we have certain statutory lien rights which may in certain circumstances enhance our collection efforts. Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks. These risks may be heightened as a result of the current economic climate and market volatility. In the past, some of our customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose us to increased risks related to the collectability of amounts due for services performed. We believe that none of our significant customers were experiencing financial difficulties that would impact the collectability of the our trade accounts receivable and costs in excess of billings as of April 25, 2009. During the third quarter of fiscal 2009, one of our customers proposed a financial restructuring effected through a Chapter 11 filing. As part of its financial restructuring, this customer has received authorization from the United States Bankruptcy Court for the Southern District of New York to continue to pay its trade creditors in full, including us. This customer represented 5.1% and 4.9% of our contract revenues during the three and nine months ended April 25, 2009, respectively. As of April 25, 2009, we had a total of $5.7 million, or 3.3% of the combined total of trade accounts receivable and costs and estimated earnings in excess of billings. We believe these balances are collectible as of April 25, 2009. However, there can be no assurances this customer will continue to implement its financial restructuring as currently approved.
     Growth in economic activity has slowed substantially. The duration of the economic weakness and the impact that it will have on our customers remains uncertain. The economic slowdown, combined with developments in the financial and credit markets has created a challenging business environment for us and our customers. We are closely monitoring the effects that changes in economic and market conditions may have on our customers and our business.

     Legal Proceedings
     In May 2009, the Company and one of our subsidiaries were named as defendants in a lawsuit in the U.S. District Court for the Western District of Washington. The plaintiffs, former employees of the subsidiary, allege various wage and hour claims, including that employees were not paid for all hours worked. They seek to certify as a class current and former employees of the subsidiary who worked in the State of Washington. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. We intend to vigorously defend ourselves against this lawsuit.
     From time to time, the Company and its subsidiaries are parties to various claims and legal proceedings. Additionally, as part of our insurance program, we retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. For these claims, the effect on our financial statements is generally limited to the amount of our insurance deductible or insurance retention. It is the opinion of our management, based on information available at this time, that none of such other pending claims or proceedings will have a material effect on our condensed consolidated financial statements.
Acquisitions
     As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.
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
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to recognition of revenue for costs and estimated earnings in excess of billings, the fair value of goodwill and intangible assets, income taxes, accrued insurance claims, asset lives used in determining depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense for performance awards, and the outcome of contingencies, including legal matters. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended July 26, 2008 for further information regarding our critical accounting policies and estimates.
     Goodwill and Intangible Assets — We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible

Assets” (“SFAS No. 142”). Our reporting units and related indefinite-lived intangible assets are tested annually during the fourth fiscal quarter of each year in order to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of the reporting unit’s goodwill or indefinite-lived intangible assets may be impaired and written down. Goodwill and indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of goodwill or other indefinite-lived intangible assets is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations.
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), we review finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is incurred in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations.
     We use judgment in assessing if goodwill and intangible assets are impaired. Estimates of fair value are based on our projection of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions as well as the impact of planned business or operational strategies. To measure fair value, we employ a combination of present value techniques which reflect market factors. Changes in our judgments and projections could result in significantly different estimates of fair value resulting in additional impairments of goodwill and other intangible assets.
     Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors resulting from the cyclical nature of our business, the high level of competition existing within our industry, the concentration of our revenues within a limited number of customers, and the level of overall economic activity. Individual reporting units may be relatively more impacted by these factors than the Company as a whole. Specifically during times of economic slowdown, our customers may reduce their capital expenditures and defer or cancel pending projects. As a result, demand for the services of one or more of our reporting units could decline resulting in an impairment of goodwill or intangible assets.
     We tested our reporting units goodwill for impairment in the fourth quarter of fiscal 2008, determined that our Stevens Communications (“Stevens”) and Nichols Communications (“Nichols”) reporting units were impaired and as a consequence recognized goodwill impairment charges of approximately $5.9 million and $3.8 million, respectively. Our estimate of the fair value of these reporting units was based on projections of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The key assumptions used to determine the fair value of our reporting units during the fiscal 2008 annual impairment analysis were: (a) expected cash flow for a period of seven years; (b) terminal value based upon terminal growth rates of between 2% and 4%; and (c) a discount rate of 12% which was based on our best estimate during the period of the weighted average cost of capital adjusted for risks associated with the reporting units. We believe the assumptions used in the fiscal 2008 annual impairment analysis were consistent with the risk inherent in the business models of our reporting units and within our industry at the time the analysis was performed.

     SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce their fair value below carrying value. From October 2008 through the present, our market capitalization has been significantly impacted by the extreme volatility in the U.S. equity and credit markets. Additionally, our market capitalization has been below the book value of shareholders’ equity. As a result, we evaluated whether the decrease in our market capitalization reflected factors that would more likely than not reduce the fair value of the reporting units below their carrying value. Based on a combination of factors, including the current economic environment, the sustained period of decline in our market capitalization, and the implied valuation and discount rate assumptions in our industry, we concluded there were sufficient indicators to perform an interim impairment test as of January 24, 2009.
     The fiscal 2009 interim impairment analyses and our fiscal 2008 annual analyses utilized the same valuation techniques. The key assumptions impacting the fair value of our reporting units during the fiscal 2009 interim impairment analysis were: (a) expected cash flow for a period of seven years; (b) terminal value based upon terminal growth rates of between 2% and 4%; and (c) a discount rate of 18% which was based on our best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units. The discount rate used in the fiscal 2009 analysis, increased compared to the fiscal 2008 analysis due to economic conditions and lower industry valuation comparisons. This increase in the discount rate caused a substantial decline in the calculated estimate of fair value of the reporting units. We believe the assumptions used in the fiscal 2009 interim impairment analysis were consistent with the risk inherent in the business models of our reporting units and within our industry.
     As a result of our impairment analysis, we determined that the estimated fair value of the Broadband Installation Services (formerly Cable Express), C-2 Utility Contractors (“C-2”), Ervin Cable Construction (“Ervin”), Nichols, Stevens, and UtiliQuest reporting units were less than their respective carrying values. Accordingly, we performed a further analysis to determine the implied fair value of each reporting unit’s goodwill. This analysis included a hypothetical valuation of all of the tangible and intangible assets of the reporting units as if they had been acquired in separate business combinations. We recognized a preliminary goodwill impairment charge of $94.4 million during the second quarter of fiscal 2009. Our interim impairment analysis was finalized during the third quarter of fiscal 2009 and no further charges were incurred. The second quarter charge included impairments at Broadband Installation Services for $14.8 million, C-2 for $9.2 million, Ervin for $15.7 million, Nichols for $2.0 million, Stevens for $2.4 million and UtiliQuest for $50.5 million. After the charges, the C-2, Nichols, and Stevens reporting units have no remaining goodwill. The goodwill impairment charge did not affect our compliance with any covenants under our revolving credit agreement or senior subordinated notes.
     Based on the results of the interim testing, we concluded the fair value of our remaining reporting units exceeded their carrying value at January 24, 2009. Accordingly, there was no impairment of the remaining reporting units. We also determined there was no impairment of the $4.7 million indefinite-lived tradename at our UtiliQuest reporting unit as of January 24, 2009. Furthermore, an interim impairment test of our finite-lived intangible assets was also performed under the guidance of SFAS No. 144. In accordance with SFAS No. 144, recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. We determined there was no impairment of any of our finite-lived intangible assets as of January 24, 2009.
     Based on our fiscal 2009 interim impairment test, the estimated fair value of the Globe Communications (“Globe”), Prince Telecom (“Prince”), and TCS Communications (“TCS”) reporting units exceeded their carrying value by a margin of approximately 25% or less. Additionally, there was no excess margin of fair value over carrying value for the Broadband Installation Services,

Ervin, and UtiliQuest reporting units, as their carrying value was written down to their estimated fair values during fiscal 2009. As a result, the goodwill balances of these reporting units may have an increased likelihood of impairment if adverse events were to occur or circumstances were to change and the long-term outlook for their cash flows were adversely impacted. Broadband Installation Services, Ervin, Globe, Prince, TCS, and UtiliQuest have remaining goodwill balances of $19.7 million, $7.4 million, $1.4 million, $39.7 million, $4.6 million, and $35.6 million, respectively, as of April 25, 2009.
     Except for the goodwill impairment charges, none of our reporting units have incurred significant losses in fiscal 2009. The estimates and assumptions used in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Changes in our judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in impairments of goodwill or intangible assets at additional reporting units. A change in the estimated discount rate used would impact the amount of the goodwill impairment charges recorded during the quarter ended January 24, 2009. Additionally, continued adverse conditions in the economy and future volatility in the equity and credit markets could further impact the valuation of our reporting units. We can provide no assurances that, if such conditions continue, they will not trigger additional impairments of goodwill and other intangible assets in future periods.
Results of Operations
     The following table sets forth, as a percentage of revenues earned, our condensed consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	For the Three Months Ended
	April 25, 2009		April 26, 2008
	(Dollars in millions)
Revenues	$257.7	100.0%	$293.4	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	206.7	80.2	239.6	81.7
General and administrative	24.3	9.4	25.0	8.5
Depreciation and amortization	16.2	6.3	17.3	5.9

Total	247.2	95.9	281.9	96.1

Interest income	0.1	—	0.2	0.1
Interest expense	(3.2)	(1.2)	(3.1)	(1.1)
Other income, net	3.6	1.4	2.7	0.1

Income from continuing operations before income taxes	11.0	4.3	11.4	3.9
Provision for income taxes	3.4	1.3	3.7	1.3

Income from continuing operations	7.6	2.9	7.7	2.6

Income (loss) from discontinued operations, net of tax	—	—	(0.8)	(0.3)

Net income	$7.6	2.9%	$6.9	2.3%

	For the Nine Months Ended
	April 25, 2009		April 26, 2008
	(Dollars in millions)
Revenues	$837.2	100.0%	$907.9	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	681.2	81.4	748.8	82.5
General and administrative	73.4	8.8	72.9	8.0
Depreciation and amortization	49.6	5.9	50.3	5.5
Goodwill impairment charge	94.4	11.3	—	—

Total	898.6	107.3	872.0	96.0

Interest income	0.2	—	0.6	0.1
Interest expense	(11.3)	(1.4)	(10.2)	(1.1)
Other income, net	5.8	0.7	5.0	0.6

Income (loss) from continuing operations before income taxes	(66.7)	(8.0)	31.3	3.5
Provision (benefit) for income taxes	(6.9)	(0.8)	11.5	1.3

Income (loss) from continuing operations	(59.8)	(7.1)	19.8	2.2
Loss from discontinued operations, net of tax	—	—	(1.2)	(0.1)

Net income (loss)	$(59.8)	(7.1)%	$18.6	2.0%

     Revenues. The following table presents information regarding total revenues by type of customer for the three months ended April 25, 2009 and April 26, 2008:

	For the Three Months Ended
	April 25, 2009		April 26, 2008
						%
	Revenue	% of Total	Revenue	% of Total	Decrease	Decrease
		(Dollars in millions)
Telecommunications	$200.2	77.7%	$226.2	77.1%	$(26.0)	(11.5)%
Underground facility locating	44.4	17.2%	53.9	18.4%	(9.5)	(17.7)%
Electric utilities and other customers	13.2	5.1%	13.4	4.5%	(0.2)	(1.3)%

Total contract revenues	$257.7	100.0%	$293.4	100.0%	$(35.7)	(12.2)%

     Revenues decreased $35.7 million, or 12.2%, during the three months ended April 25, 2009 as compared to the three months ended April 26, 2008. The decrease was the result of a $26.0 million decrease in specialty contracting services provided to telecommunications customers, a $9.5 million decrease in underground facility locating services revenue, and a $0.2 million decrease in revenues from construction and maintenance services provided to electric utilities and other customers.
     Specialty construction services provided to telecommunications customers were $200.2 million during the three months ended April 25, 2009, compared to $226.2 million during the three months ended April 26, 2008, a decrease of 11.5%. This decrease was primarily the result of customer reductions in spending during the quarter, including a $15.3 million decrease for a customer engaged in a multi-year fiber deployment project, a $10.1 million decrease for installation, maintenance and construction services provided to two cable multiple system operators, and a $7.6 million combined decrease for three significant telephone customers. Revenue from other customers decreased by $1.9 million on a combined basis during the three months ended April 25, 2009. Offsetting these decreases was an $8.0 million increase for work provided to a significant customer maintaining and upgrading their network. Services to this customer included work on areas of their network that were impacted by winter storms in the Southern United States during January 2009. Additionally, there was a $0.9 million increase from installation, maintenance and construction services provided to a cable multiple system operator.
     Total revenues from underground facility locating during the three months ended April 25, 2009 were $44.4 million compared to $53.9 million during the three months ended April 26, 2008, a decrease of 17.7%. The decrease was a result of a $4.1 million reduction in work from two significant customers in markets where we reduced operations in the first half of the current fiscal year and from general declines in customer demand levels. Other customers had net declines of $5.4 million during the three months ended April 25, 2009 resulting from the slower pace of the overall economy, including housing and related construction activity.
     Our total revenues from electric utilities and other construction and maintenance services decreased $0.2 million, or 1.3%, during the three months ended April 25, 2009 as compared to the three months ended April 26, 2008. The decrease was primarily attributable to a decline in work performed for electric utility customers, partially offset by net increases in work performed for gas customers.

     The following table presents information regarding total revenues by type of customer for the nine months ended April 25, 2009 and April 26, 2008:

	For the Nine Months Ended
	April 25, 2009		April 26, 2008
						%
	Revenue	% of Total	Revenue	% of Total	Decrease	Decrease
		(Dollars in millions)
Telecommunications	$654.7	78.2%	$687.4	75.7%	$(32.7)	(4.8)%
Underground facility locating	135.5	16.2%	161.2	17.8%	(25.6)	(15.9)%
Electric utilities and other customers	47.0	5.6%	59.3	6.5%	(12.3)	(20.7)%

Total contract revenues	$837.2	100.0%	$907.9	100.0%	$(70.7)	(7.8)%

     Revenues decreased $70.7 million, or 7.8%, during the nine months ended April 25, 2009 as compared to the nine months ended April 26, 2008. The decrease was the result of a $32.7 million decrease in specialty contracting services provided to telecommunications customers, a $25.6 million decrease in underground facility locating services revenue, and a $12.3 million decrease in revenues from construction and maintenance services provided to electric utilities and other customers.
     Specialty construction services provided to telecommunications companies were $654.7 million during the nine months ended April 25, 2009, compared to $687.4 million during the nine months ended April 26, 2008, a decrease of 4.8%. This decrease was the result of customer reductions in spending, including a $28.9 million decline for three significant telephone customers, a $25.9 million decrease for installation, maintenance and construction services provided to two cable multiple system operators, and a $16.9 million decrease for a customer engaged in a multi-year fiber deployment project. Other customers had net declines of $2.8 million during the nine months ended April 25, 2009. Offsetting these decreases was a $17.3 million increase for work provided to a significant customer maintaining and upgrading their network. Services to this customer included work on areas of their network that were impacted by winter storms in the Southeastern United States during January 2009. Other increases in revenues provided to telecommunications companies included a $7.4 million increase for installation, maintenance and construction services provided to a cable multiple system operator, and $17.1 million of restoration work performed during the nine months ended April 25, 2009 related to hurricanes that impacted the United States during September 2008.
     Total revenues from underground utility facility locating during the nine months ended April 25, 2009 were $135.5 million compared to $161.2 million during the nine months ended April 26, 2008, a decrease of 15.9%. The decrease resulted from a reduction of $13.0 million of work from two significant customers in markets where we reduced operations and from general declines in customer demand levels. Other customers had net declines of $13.5 million during the nine months ended April 25, 2009 resulting from the slower pace of the overall economy, including housing and related construction activity. Offsetting these decreases was $0.9 million of restoration work performed during fiscal 2009 related to the hurricanes that impacted the Southern United States during September of 2008.

     Our total revenues from electric utilities and other construction and maintenance services decreased $12.3 million, or 20.7%, during the nine months ended April 25, 2009 as compared to the nine months ended April 26, 2008. The decrease was primarily attributable to a net decline in construction work performed for gas customers. Offsetting this decrease was $0.4 million of restoration work performed during fiscal 2009 related to the hurricanes that impacted the Southern United States during September of 2008.
     Costs of Earned Revenues. Costs of earned revenues decreased $32.9 million to $206.7 million for the three months ended April 25, 2009 compared to $239.6 million for the three months ended April 26, 2008. Included in cost of earned revenues for the three months ended April 26, 2008 was a $1.7 million reversal of a pre-acquisition liability associated with payroll related accruals of a subsidiary acquired in fiscal 2007. Excluding this amount, the primary components of the decrease in cost of earned revenues were direct labor and subcontractor costs taken together, and other direct costs which decreased $20.7 million and $14.0 million, respectively. Partially offsetting these decreases was an increase in direct materials of $0.2 million. The net decrease in costs of earned revenues was primarily due to a lower level of operations during the three months ended April 25, 2009 as compared to the period ended April 26, 2008. Costs of earned revenues as a percentage of contract revenues decreased 1.4% for the three months ended April 25, 2009 as compared to the same period last year. Fuel costs decreased 1.7% as a percentage of contract revenues as compared to the same period last year. Other direct costs for the three months ended April 26, 2008 included the reversal of a pre-acquisition liability associated with payroll related accruals of a subsidiary acquired in fiscal 2007 in the amount of $1.7 million, or 0.6% of contract revenues. Excluding this amount, other direct costs decreased 1.4% as a percentage of contract revenues primarily due to decreased vehicle and equipment costs, and reduced insurance costs on claims during the three months ended April 25, 2009. Offsetting these decreases was a 0.8% increase in direct materials as compared to the same period last year resulting from an increase in projects where we provide materials to the customer. Additionally, labor and subcontractor costs increased 0.4% as compared to the same period last year due to higher labor and subcontractor costs in relation to current operating levels.
     Costs of earned revenues decreased $67.6 million to $681.2 million during the nine months ended April 25, 2009 from $748.8 million during the nine months ended April 26, 2008. Included in cost of earned revenues for the nine months ended April 26, 2008 was a charge of $7.6 million for a wage and hour class action settlement and a $1.7 million reversal of a pre-acquisition liability associated with payroll related accruals of a subsidiary acquired in fiscal 2007. The primary components of the remaining $61.7 million net decrease in cost of earned revenues were direct labor and subcontractor costs taken together, and other direct costs which decreased $35.0 million and $27.0 million, respectively. Partially offsetting these decreases was a $0.3 million increase in direct materials. The net decrease in costs of earned revenues was primarily due to lower levels of operations during the nine months ended April 25, 2009 as compared to April 26, 2008. Costs of earned revenues as a percentage of contract revenues decreased 1.1% for the nine months ended April 25, 2009 as compared to the same period last year. Labor and labor-related costs for the nine months ended April 26, 2008 included a charge of $7.6 million, or 0.8% of revenue, for a wage and hour class action settlement. Excluding this charge, labor and subcontractor costs as a percentage of contract revenues increased 0.9% as the result of higher labor costs in relation to work volume during the nine months ended April 25, 2009. Fuel costs decreased 0.7% as a percentage of contract revenues compared to the same period last year. Other direct costs for the nine months ended April 26, 2008 included the reversal of a pre-acquisition liability in the amount of $1.7 million, or 0.2% of contract revenues, associated with payroll related accruals of a subsidiary acquired in fiscal 2007. Excluding this amount, we experienced a decrease in other direct costs of 1.1% as compared to the same period last year primarily due to decreased vehicle and equipment costs, and reduced insurance costs on claims during the nine months ended April 25, 2009.

Partially offsetting these decreases was a 0.4% increase in direct materials as compared to the same period last year resulting from an increase in those projects where we provide materials to the customer.
     General and Administrative Expenses. General and administrative expenses decreased $0.7 million to $24.3 million during the three months ended April 25, 2009 as compared to $25.0 million for the three months ended April 26, 2008. This decrease was primarily due to a reduction in stock-based compensation expense which decreased to $0.9 million during the three months ended April 25, 2009 as compared to $1.4 million during the three months ended April 26, 2008.
     General and administrative expenses increased $0.5 million to $73.4 million during the nine months ended April 25, 2009 as compared to $72.9 million for the nine months ended April 26, 2008. The increase in total general and administrative expenses for the nine months ended April 25, 2009 compared to the prior year period was primarily attributable to an increase in professional fees, and payroll and other expenses related to information technology initiatives. Additionally, there was $0.2 million of bad debt expense during the nine months ended April 25, 2009 compared to $0.4 million of recoveries during the nine months ended April 26, 2008. Partially offsetting these increases was a reduction in stock-based compensation expense, which decreased to $2.8 million during the nine months ended April 25, 2009 from $4.6 million during the nine months ended April 26, 2008.
     General and administrative expenses as a percentage of contract revenues were 9.4% and 8.5% for the three months ended April 25, 2009 and April 26, 2008, respectively. General and administrative expenses as a percentage of contract revenues were 8.8% and 8.0% for the nine months ended April 25, 2009 and April 26, 2008, respectively. The increase in general and administrative expenses as a percentage of contract revenues for the three and nine months ended April 25, 2009 as compared to the same periods in fiscal 2008 is primarily the result of the fixed nature of certain payroll and overhead expenses in relation to the lower level of operations during fiscal 2009.
     Depreciation and Amortization. Depreciation and amortization decreased to $16.2 million during the three months ended April 25, 2009 as compared to $17.3 million during the three months ended April 26, 2008. For the nine months ended April 25, 2009, depreciation and amortization decreased to $49.6 million from $50.3 million for the nine months ended April 26, 2008. The decreases are primarily a result of certain assets becoming fully depreciated in fiscal 2009 and certain assets being sold in the current year. Additionally, amortization expense also decreased in both the three and nine month periods resulting from reduced amortization of customer relationship intangible assets related to certain prior acquisitions. Depreciation and amortization as a percentage of contract revenues increased to 6.3% during the three months ended April 25, 2009 compared to 5.9% for the three months ended April 26, 2008. For the nine months ended April 25, 2009, depreciation and amortization as a percentage of contract revenues increased to 5.9% from 5.5% during the nine months ended April 26, 2008. Based on the lower level of operations in the current year, depreciation and amortization represented a higher percentage of contract revenue.
     Goodwill Impairment Charge. During the second quarter of fiscal 2009, we recognized a goodwill impairment charge of $94.4 million that included impairments at Broadband Installation Services for $14.8 million, C-2 for $9.2 million, Ervin for $15.7 million, Nichols for $2.0 million, Stevens for $2.4 million and UtiliQuest for $50.5 million. This charge was the result of an interim test for impairment reflecting valuation assumptions as of January 24, 2009. Our interim analysis was finalized in the third quarter of fiscal

2009 and no further charges were incurred.
     Interest Income. Interest income was less than $0.1 million for the three months ended April 25, 2009 compared to $0.2 million for the three months ended April 26, 2008. Interest income decreased to $0.2 million for the nine months ended April 25, 2009 as compared to $0.6 million for the nine months ended April 26, 2008. The decrease for the three and nine month periods ended April 25, 2009 is the result of lower interest yield earned on cash balances during the periods.
     Interest Expense. During the three months ended April 25, 2009 and April 26, 2008, interest expense was $3.2 million and $3.1 million, respectively. Included in each of the current and prior year periods was the reversal of $0.3 million of interest expense on certain income tax liabilities that were no longer required. Excluding these amounts, interest expense was $3.4 million for each of the three months ended April 25, 2009 and April 26, 2008.
     Interest expense was $11.3 million for the nine months ended April 25, 2009 as compared to $10.2 million for the nine months ended April 26, 2008. Included in each of the current and prior year periods was the reversal of $0.3 million of interest expense on certain income tax liabilities that were no longer required. Excluding these amounts, interest expense increased to $11.6 million during the nine months ended April 25, 2009 as compared to $10.5 million during the three months ended April 26, 2008. The increased interest expense in the nine month period reflects borrowings under our $210.0 million credit agreement during the period and higher overall borrowing costs. These increases were partially offset by reduced interest expense on our senior subordinated notes as a result of the buyback of $14.65 million principal amount of the notes during the second and third quarters of fiscal 2009.
     Other Income, Net. Other income increased to $3.6 million during the three months ended April 25, 2009 from $2.7 million during the three months ended April 26, 2008. Other income during the three months ended April 25, 2009 included a gain of $1.7 million on the extinguishment of debt resulting from the buyback of $10.0 million principal amount of our senior subordinated notes. Excluding this gain, other income decreased $0.8 million for the three months ended April 25, 2009 as a result of fewer assets being sold during the three months ended April 25, 2009 as compared to the same period in the prior year.
     Other income increased to $5.8 million during the nine months ended April 25, 2009 from $5.0 million during the nine months ended April 26, 2008. Other income during the nine months ended April 25, 2009 included a gain of $3.0 million on the extinguishment of debt resulting from the buyback of $14.65 million principal amount of our senior subordinated notes and a charge of $0.6 million for the write-off of deferred financing costs when we replaced our existing credit agreement with a new credit agreement in September 2008 (see Note 10 in the Notes to Consolidated Financial Statements). Excluding these items, other income decreased $1.7 million as the result of fewer assets being sold during the nine months ended April 25, 2009 as compared to the same period in the prior year.
     Income Taxes. The following table presents our income tax expense and effective income tax rate for continuing operations during the three and nine months ended April 25, 2009 and April 26, 2008 (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	April 25,	April 26,	April 25,	April 26,
	2009	2008	2009	2008
Provision (benefit) for income taxes	$3.4	$3.7	$(6.9)	$11.5
Effective income tax rate	31.3%	32.3%	10.3%	36.8%
     Our effective income tax rates for fiscal 2009 and 2008 differ from the statutory rates primarily due to the impact of certain items. Specifically, during the three months ended April 25, 2009 and April 26, 2008, the provision for income taxes included the reversal of certain income tax liabilities of $1.4 million and $0.9 million, respectively, related to unrecognized tax benefits which were no longer required. In addition, only a portion of the fiscal 2009 goodwill impairment charge was deductible for income tax purposes during the nine months ended April 25, 2009. Other variations in our tax rate are attributable to the impact of non-deductible and non-taxable items in relation to our pre-tax income during the period and our expectations of total annual results of operations. As of April 25, 2009, we had total unrecognized tax benefits of approximately $2.9 million. If it is subsequently determined those liabilities are not required, approximately $2.6 million would reduce our effective tax rate and $0.3 million would reduce goodwill during the periods recognized.
     Income (loss) from Continuing Operations. Income from continuing operations was $7.6 million during the three months ended April 25, 2009 as compared to $7.7 million during the three months ended April 26, 2008. Loss from continuing operations was $59.8 million during the nine months ended April 25, 2009 as compared to income of $19.8 million during the nine months ended April 26, 2008.
     Discontinued Operations. The following table presents our results from discontinued operations during the three and nine months ended April 25, 2009 and April 26, 2008:

	For the Three Months Ended		For the Nine Months Ended
	April 25, 2009	April 26, 2008	April 25, 2009	April 26, 2008
		(Dollars in thousands)
Contract revenues of discontinued operations	$—	$—	$—	$—
Income (loss) of discontinued operations before income taxes	$47	$(1,247)	$(14)	$(1,942)
Income (loss) of discontinued operations, net of tax	$28	$(807)	$(9)	$(1,228)
     The operations of Apex were discontinued in December 2006 and there were no contract revenues earned during fiscal 2008 or fiscal 2009. The loss from discontinued operations for the fiscal 2008 periods was primarily the result of legal expenses associated with a lawsuit that was commenced against Apex during fiscal 2007 and paid out in fiscal 2009.
     Net Income (loss). Net income was $7.6 million during the three months ended April 25, 2009 as compared to $6.9 million during the three months ended April 26, 2008. Net loss was $59.8 million during the nine months ended April 25, 2009 as compared to net income of $18.6 million during the nine months ended April 26, 2008.

Liquidity and Capital Resources
     Capital Requirements. Cash and cash equivalents totaled $78.8 million at April 25, 2009 compared to $22.1 million at July 26, 2008. Historically, our sources of cash have been operating activities, long-term debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Cash increased for the nine months ended April 25, 2009 as a result of cash generated from operations. Working capital (total current assets less total current liabilities) increased by $26.7 million to $200.4 million at April 25, 2009 compared to $173.6 million at July 26, 2008. Our working capital needs vary based upon our level of operations and generally increase with higher levels of revenues. They are also impacted by the time it takes us to collect our accounts receivable for work performed for our customers.
     Capital is primarily used to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. We periodically borrow from and repay our revolving credit facility based on our cash requirements. Additionally, to the extent we make acquisitions that involve consideration other than our stock, repurchase common stock or our senior subordinated notes, our capital requirements may increase. In the normal course of business, we may hedge our anticipated fuel purchases with the use of financial instruments. For the quarter ended April 25, 2009, we were not party to any such financial instruments. We believe that none of our major customers are experiencing significant financial difficulty as of April 25, 2009 that will materially affect our cash flows or liquidity. See the discussion under “Overview” regarding a customer pursuing a financial restructuring effected through a Chapter 11 filing.
     Cash Flow changes.

	For the Nine Months Ended
	April 25, 2009	April 26, 2008
	(Dollars in millions)
Net cash flows:
Provided by operating activities	$96.1	$86.8
Used in investing activities	$(21.3)	$(53.5)
Used in financing activities	$(18.1)	$(27.2)
     Cash from operating activities. During the nine months ended April 25, 2009, net cash provided by operating activities was $96.1 million. Non-cash items that impacted our net loss during the nine months ended April 25, 2009 were primarily depreciation and amortization, goodwill impairment charges, gain on disposal of assets, stock-based compensation, gain on debt extinguishment, net, write-off of deferred financing costs and deferred income taxes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities contributed $20.0 million of operating cash flow during the nine months ended April 25, 2009. The primary working capital sources during the nine months ended April 25, 2009 were decreases in accounts receivable and net costs and estimated earnings in excess of billings of $38.0 million and $30.4 million, respectively. These decreases relate primarily to reduced current period billing as a result of a decline in revenue and the collection activity and payment patterns of our customers. Based on average daily revenue during the applicable quarter, days sales outstanding calculated for accounts receivable, net was 38.2 days as of April 25, 2009 compared to 39.6 days at April 26, 2008. Additionally, days sales outstanding calculated for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, was 22.4 days as of April 25, 2009 compared to 29.5 days at April 26, 2008. The decrease in combined days sales outstanding for accounts receivable and costs and estimated earnings in excess of billings is due to an overall improvement in billing and collection activities and an increased percentage of revenues from customers with faster payment patterns. Working capital changes that used operating cash flow during the nine months ended April 25, 2009 included decreases in accrued insurance claims and other liabilities of $34.3 million. These decreases were primarily attributable to payments of approximately $8.6 million in connection with a wage and hour class action settlement, fiscal 2008 employee incentive payments, interest payments made in October 2008 and April 2009 in connection with our senior subordinated notes, payments totaling $4.7 million for a group of prior year accrued insurance claims, and overall decreases in other accrued liabilities due to the reduced level of operations during fiscal 2009. Additionally, there were decreases in accounts payable of $5.5 million due to the timing of the receipt and payment of invoices and an increase in income taxes receivable of $6.5 million due to the timing of applicable tax payments. We also had net increases in other current and other non-current assets of $2.2 million primarily as a result of increased prepaid insurance and other prepaid costs.
     Cash used in investing activities. For the nine months ended April 25, 2009 and April 26, 2008, net cash used in investing activities was $21.3 million and $53.5 million, respectively. Capital expenditures were $25.6 million and $60.0 million during the nine months ended April 25, 2009 and April 26, 2008, respectively, offset in part by $4.3 million and $6.3 million, respectively, in proceeds from the sale of assets. Capital expenditures declined in the current period compared to the same period in the prior year as we replaced fewer assets and sized our fleet of assets to reflect lower work volume. During the nine months ended April 26, 2008, we received $0.5 million of a previously escrowed amount in satisfaction of indemnification claims in connection with the fiscal 2007 acquisition of Broadband Installation Services (formerly Cable Express). Restricted cash, primarily related to funding provisions of our insurance claims program, increased less than $0.1 million and $0.3 million during the nine months ended April 25, 2009 and April 26, 2008, respectively.
     Cash used in financing activities. For the nine months ended April 25, 2009, net cash used in financing activities was $18.1 million as compared to $27.2 million for the nine months ended April 26, 2008. During the nine months ended April 25, 2009, we paid $1.8 million for debt issuance costs in connection with entering into our credit facility in September 2008 and we borrowed and repaid $30.0 million under the facility. In addition, we paid $1.8 million for principal amounts owed on capital leases and purchased $14.65 million principal amount of our senior subordinated notes due 2015 (“Notes”) for $11.3 million. During the nine months ended April 26, 2008, we borrowed $15.0 million under our prior credit facility and paid $25.0 million against outstanding borrowings under that credit facility. In addition, we paid $2.8 million for principal payments on capital leases during the nine months ended April 26, 2008.
     During the nine months ended April 25, 2009 and April 26, 2008, we repurchased 450,000 shares and 1,016,200 shares, respectively of our common stock in open market transactions. Payments for the share repurchases totaled $2.9 million and $14.1 million during the nine months ended April 25, 2009 and April 26, 2008, respectively. In addition, during the nine months ended April 25, 2009 and April 26, 2008, we withheld shares of restricted units and paid $0.2 million and approximately $2.1 million, respectively, to tax authorities in order to meet payroll tax withholding obligations on restricted units that vested to certain of our officers and employees during those periods. We received proceeds of $1.3 million from the exercise of stock options for the nine months ended April 26, 2008.

     Compliance with Notes and Credit Agreement
     The indenture governing the Notes contains covenants that restrict our ability to:

•	make certain payments, including the payment of dividends

•	redeem or repurchase our capital stock

•	incur additional indebtedness and issue preferred stock

•	make investments or create liens
•	enter into sale and leaseback transactions

•	merge or consolidate with another entity

•	sell assets

•	enter into transactions with affiliates

     As of April 25, 2009, the outstanding principal balance of the Notes was $135.35 million and we were in compliance with all covenants and conditions under the indenture governing the Notes.
     On September 12, 2008, we entered into a new three-year $195.0 million revolving Credit Agreement (“Credit Agreement”) with a syndicate of banks. The Credit Agreement has an expiration date of September 12, 2011 and includes a sublimit of $100.0 million for the issuance of letters of credit. Subject to certain conditions, the Credit Agreement provides for two one-year extensions and also provided the ability to borrow an incremental $100.0 million (the “Incremental Revolving Facility”). The Credit Agreement replaced our existing credit facility which was due to expire in December 2009. Letters of credit issued from the prior agreement were transferred to the Credit Agreement.
     During the third quarter of fiscal 2009, we entered into an amendment (the “Amendment”) to the Credit Agreement which added a new bank to the syndicate of banks and increased the maximum borrowing available under the Credit Agreement from $195.0 million to $210.0 million. After giving effect to the Amendment, the Incremental Revolving Facility was reduced by $15.0 million, permitting incremental borrowings of up to $85.0 million.
     Borrowings under the Credit Agreement bear interest, at our option, at either (a) the administrative agent’s base rate, described in the Credit Agreement as the higher of the administrative agent’s prime rate or the federal funds rate plus 0.50%, or (b) LIBOR (a publicly published rate) plus, in either instance, a spread determined by our consolidated leverage ratio. During fiscal 2009, interest on borrowings under the Credit Agreement was incurred at either the administrative agent’s base rate and a spread of 1.00% or LIBOR and a spread of 2.0%. Based on the Company’s consolidated leverage ratio, the Credit Agreement also includes fees for outstanding letters of credit and unutilized commitments. During fiscal 2009, fees for outstanding letters of credit and unutilized commitments on the Credit Agreement were based on rates of 2.125% per annum and 0.75% per annum, respectively, on the applicable balances. The payments under the Credit Agreement are guaranteed by certain subsidiaries and secured by a pledge of (i) 100% of the equity of the Company’s material domestic subsidiaries, and (ii) 100% of the non-voting equity and 65% of the voting equity of first tier material foreign subsidiaries, if any, in each case excluding certain unrestricted subsidiaries.

      The Credit Agreement contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. It also contains defined financial covenants which require us to (i) maintain a leverage ratio of not greater than 3.00 to 1.00, as measured at the end of each fiscal quarter, (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain consolidated total tangible net worth, as measured at the end of each fiscal quarter, of not less than $50.0 million plus (A) 50% of consolidated net income (if positive) from September 12, 2008 to the date of computation plus (B) 75% of equity issuances made from September 12, 2008 to the date of computation.
     As of April 25, 2009, we had no outstanding borrowings and $51.8 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are issued as part of our insurance program. At April 25, 2009, we had additional borrowing availability of $158.2 million as determined by the most restrictive covenants of the Credit Agreement and were in compliance with all of the financial covenants.
     Contractual Obligations. The following tables set forth our outstanding contractual obligations, including related party leases, as of April 25, 2009:

				Greater
	Less than	Years	Years	than
	1 Year	1-3	3 - 5	5 Years	Total
	(Dollars in thousands)
Notes	$—	$—	$—	$135,350	$135,350
Interest payments on Notes	10,997	21,994	21,994	16,496	71,481
Capital lease obligations (including interest and executory costs)	1,528	193	—	—	1,721
Operating leases	7,643	8,631	4,859	6,463	27,596
Employment agreements	2,927	3,439	—	—	6,366

Total	$23,095	$34,257	$26,853	$158,309	$242,514

     Our condensed consolidated balance sheet as of April 25, 2009 includes a long term liability of approximately $30.5 million classified as Accrued Insurance Claims. This liability has been excluded from the above table as the timing of any cash payments are uncertain. See Note 8 of the notes to condensed consolidated financial statements for additional information regarding our accrued insurance claims liability.
     The liability for unrecognized tax benefits for uncertain tax positions at April 25, 2009 was $2.9 million. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolutions of the underlying tax positions with the relevant tax authorities.
     Off-Balance Sheet Arrangements. We have obligations under performance bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our obligations under a contract. As of April 25, 2009, we had $43.5 million of outstanding performance bonds and no events have occurred in which the customers have exercised their rights under the performance bonds.
     Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our Credit Agreement, are sufficient to meet our financial obligations. These obligations include interest payments required on our Notes and borrowings, working capital requirements, and the normal replacement of equipment at our current level of operations for at least the next twelve months. Our future operating results and cash flows may be affected by a number of factors including our success in bidding on future contracts and our ability to manage costs effectively. To the extent we seek to grow by acquisitions that involve consideration other than our stock, or to the extent we repurchase common stock or our senior subordinates notes, our capital requirements may increase.
     Although recent distress in the financial markets has not significantly impacted our financial position as of April 25, 2009 or our cash flows for the nine month period ending April 25, 2009, management continues to monitor the financial markets and assess general economic conditions. If further changes in financial markets or other areas of the economy adversely impact our ability to access capital markets we would expect to rely on a combination of available cash and existing committed credit facilities to provide short-term funding. We believe that our cash investment policies are conservative and we expect that the current volatility in the capital markets will not have a material impact on our cash investments.
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
     Our backlog at April 25, 2009 and July 26, 2008 was $1.118 billion and $1.313 billion, respectively. We expect to complete approximately 60.8% of our current backlog during the next twelve months.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risks related to interest rates on our cash and equivalents and our debt obligations. We monitor the effects of market changes on interest rates and manage interest rate risks by investing in short-term cash equivalents with market rates of interest and by maintaining a mix of fixed and variable rate debt. A hypothetical 100 basis point change in interest rates would result in a change to annual interest income by approximately $0.8 million based on the amount of cash and equivalents held as of April 25, 2009.
     Our Credit Agreement permits borrowings at a variable rate of interest; however, we had no outstanding borrowings as of April 25, 2009. Outstanding long-term debt at April 25, 2009 included $135.35 million in Notes due in 2015, which bear a fixed rate of interest of 8.125%. Due to the fixed rate of interest on the Notes, changes in interest rates would not have an impact on the related interest expense. The fair value of the outstanding Notes totaled approximately $106.4 million as of April 25, 2009 based on quoted market prices. There exists market risk sensitivity on the fair value of the fixed rate Notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $3.4 million, calculated on a discounted cash flow basis.
     In addition, we had $1.5 million of capital leases outstanding at April 25, 2009 with varying rates of interest due through fiscal

2011 under separate lease agreements. A hypothetical 100 basis point change in interest rates in effect at April 25, 2009 on these capital leases would not have a material impact on the fair value of the leases or on our annual interest cost.
     We also have market risk for foreign currency exchange rates related to our operations in Canada. As of April 25, 2009, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In May 2009, the Company and one of its subsidiaries were named as defendants in a lawsuit in the U.S. District Court for the Western District of Washington. The plaintiffs, former employees of the subsidiary, allege various wage and hour claims, including that employees were not paid for all hours worked. They seek to certify as a class current and former employees of the subsidiary who worked in the State of Washington. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. The Company intends to vigorously defend itself against this lawsuit.
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
     From time to time, the Company and its subsidiaries are parties to various other claims and legal proceedings. Additionally, as part of our insurance program, we retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. For these claims, the effect on our financial statements is generally limited to the amount needed to satisfy our insurance deductibles or retentions. It is the opinion of management, based on information available at this time, that none of such other pending claims or proceedings will have a material effect on our condensed consolidated financial statements.
Item 1A. Risk Factors
     The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended July 26, 2008.
     The recent economic downturn and the financial and credit crisis may adversely impact our customers’ future spending and their ability to pay amounts owed to us. Growth in economic activity has slowed substantially. The duration of the economic weakness and the impact that it will have on our customers remains uncertain. Slowing economic growth may adversely impact the demand for our services and potentially result in the delay or cancellation of projects by our customers. This makes it difficult to estimate our customers’ requirements for our services and accordingly adds uncertainty to the determination of our backlog. Our customers generally finance their projects through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been significant volatility in the credit markets and a reduction in the general availability of credit. Additionally, many of our customers’ equity values have substantially declined. A reduction in cash flow and the lack of availability of debt or equity financing may result in a reduction in our customers’ spending for our services and may also impact the ability for our customers to pay amounts owed to us, which could have a material adverse effect on our operations and our ability to grow at historical levels.
     We may incur impairment charges on goodwill or other intangible assets.   We account for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Our reporting units and related indefinite-lived intangible assets are tested annually during the fourth fiscal quarter of each year in order to determine whether their carrying value exceeds their fair value. Should this be the case, the value of the reporting unit’s goodwill or indefinite-lived intangible assets may be impaired and written down. Goodwill and indefinite-lived intangible assets are also tested for impairment on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of the goodwill or other indefinite-lived intangible assets is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. Any such write-down could adversely affect our results of operations. As a result of our interim impairment analysis during the second quarter of fiscal 2009, we recognized a preliminary non-cash charge of $94.4 million. We finalized our impairment analysis during the third quarter of fiscal 2009 and no further charges were incurred. The second quarter charge included impairments of $14.8 million at our Broadband Installation Services reporting unit, $9.2 million at our C-2 Utility Contractors reporting unit, $15.7 million at our Ervin Cable Construction reporting unit, $2.0 million at our Nichols Construction reporting unit, $2.4 million at our Stevens Communication reporting unit, and $50.5 million at our UtiliQuest reporting unit. As the result of our annual impairment test of goodwill in fiscal 2008, we recognized non-cash charges of approximately $5.9 million related to our Stevens Communications reporting unit and approximately $3.8 million related to our Nichols Construction reporting unit. Additionally, in fiscal 2005 and 2006, we recognized non-cash charges of approximately $29.0 million related to our White Mountain Cable Construction reporting unit and $14.8 million related to our Can-Am Communications, Inc. reporting unit, respectively. The impairment charges reduced the carrying value of goodwill related to these reporting units.
     Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors resulting from the cyclical nature of our business, the high level of competition existing within our industry, the concentration of our revenues within a limited number of customers, and the level of overall economic activity. Individual reporting units may be relatively more impacted by these factors than the Company as a whole. Specifically, during times of economic slowdown, our customers may reduce their capital expenditures and defer or cancel pending projects. As a result, demand for the services of one or more of the reporting units could decline resulting in an impairment of goodwill or intangible assets.
     The estimates and assumptions made in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Changes in our judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in additional reporting units with impairment of goodwill or intangible assets. A change in the estimated discount rate used would impact the amount of the goodwill impairment charges recorded. Additionally, continued adverse conditions in the economy and future volatility in the equity and credit markets could continue to impact the valuation of our reporting units. If such conditions continue, we may incur additional impairments of goodwill or other intangible assets in future periods.
     Our senior subordinated notes and revolving credit facility impose restrictions on us which may prevent us from engaging in beneficial transactions.   At April 25, 2009, we had $135.35 million in senior subordinated notes outstanding due October 2015. The notes were issued under an indenture dated as of October 11, 2005. The indenture governing the notes contains covenants that restrict our ability to: make certain payments, including the payment of dividends; redeem or repurchase capital stock; incur additional indebtedness and issue preferred stock; make investments; create liens; enter into sale and leaseback transactions; merge or consolidate with another entity; sell assets; and enter into transactions with affiliates.
     On September 12, 2008, we entered into a new three-year $195.0 million revolving Credit Agreement (“Credit Agreement”) with a syndicate of banks. The Credit Agreement, as amended in the third quarter of fiscal 2009, has an expiration date of September 12, 2011 and includes a sublimit of $100.0 million for the issuance of letters of credit. Subject to certain conditions, the Credit Agreement provides for two one-year extensions and also provided the ability to borrow an incremental $100.0 million (the “Incremental Revolving Facility”).

     During the third quarter of fiscal 2009, we entered into an amendment (the “Amendment”) to the Credit Agreement which added a new bank to the syndicate of banks and increased the maximum borrowing available under the Credit Agreement from $195.0 million to $210.0 million. After giving effect to the Amendment, the Incremental Revolving Facility was reduced by $15.0 million, permitting incremental borrowings of up to $85.0 million.
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
     Higher fuel prices may increase our cost of doing business, and we may not be able to pass along added costs to customers. Fuel prices fluctuate based on events outside of our control. Most of our contracts do not allow us to adjust our pricing for higher fuel costs during a contract term. In addition, we may be unable to secure price increases when renewing or bidding contracts to compensate us for rising costs. As a result, higher fuel costs may negatively impact our financial condition and results of operations. While we may hedge our anticipated fuel purchases with the use of financial instruments, underlying commodity costs have been volatile in recent periods. Accordingly, there can be no assurance that, at any given time, we will have financial instruments in place to hedge against the impact of increased fuel costs. In addition, to the extent the Company enters into hedge transactions, declines in fuel prices below the levels established in the financial instruments may require us to make payments which could have an adverse impact on our financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) During the nine months ended April 25, 2009, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.
(b) Not applicable.
(c) The following table summarizes the Company’s purchases of its common stock:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the Plan
Period	Purchased	Per Share	Plans or Programs	or Programs
January 25, 2009 – February 21, 2009	—	—	—	(a )
February 22, 2009 – March 21, 2009	—	—	—	(a )
March 22, 2009 – April 25, 2009	450,000	$6.48	—	(a )

(a)	On August 28, 2007, the Company’s Board of Directors authorized the purchase of up to $15.0 million of its common stock. This authorization was further increased by $15.0 million on May 20, 2008 and by $15.0 million on August 26, 2008. The Company repurchased and cancelled 450,000 shares during the third quarter of fiscal 2009 at an average price per share of $6.48. As of April 25, 2009, approximately $16.9 million of the authorized amount remains for the repurchase of common stock with a termination date of February 2010.

Item 6. EXHIBITS
     Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit number

11	Statement regarding computation of per share earnings; All information required by Exhibit 11 is presented within Note 3 of the Company’s condensed consolidated financial statements in accordance with the provisions of SFAS No. 128.

31.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	filed herewith
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC. Registrant
Date: May 22, 2009	/s/ Steven E. Nielsen
	Name:	Steven E. Nielsen
	Title:	President and Chief Executive Officer

Date: May 22, 2009	/s/ H. Andrew DeFerrari
	Name:	H. Andrew DeFerrari
	Title:	Senior Vice President and Chief Financial Officer