Form 10-K
period 2009-07-25
DYCOM INDUSTRIES INC
filed 2009-09-03
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 25, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-10613

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock, par value $0.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on January 24, 2009 was $272,158,253.

There were 39,000,071 shares of common stock with a par value of $0.33 1/3 outstanding at August 28, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders, to be held on November 24, 2009, is incorporated by reference in Part III to the extent described herein.

Dycom Industries, Inc.

Cautionary Note Concerning Forward-Looking Statements

In this Annual Report on Form 10-K, Dycom Industries, Inc. (“Dycom”) and its subsidiaries (referred to as “the Company,” “we,” “us,” or “our”) have made forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “forecast,” “may,” “should,” “could,” “project” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to:

•	anticipated outcomes of contingent events, including litigation;

•	projections of revenues, income or loss, or capital expenditures;

•	plans for future the operations, growth and acquisitions, dispositions, or financial needs;

•	availability of financing;

•	plans relating to our services, including our contract backlog;

•	current economic conditions and trends in the industries we serve; and

•	assumptions relating to any of foregoing.

These forward-looking statements are based on management’s current expectations, estimates and projections and are subject to known and unknown risks and uncertainties that may cause actual results in the future to differ materially from the results projected or implied in any forward-looking statements contained in this report. The factors that could affect future results and cause these results to differ materially from those expressed in the forward-looking statements include, but are not limited to, those described under Item 1A, “Risk Factors” and other risks outlined in our periodic filings with the Securities and Exchange Commission (“SEC”). Except as required by law, we may not update forward-looking statements, although our circumstances may change in the future. With respect to forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Dycom Industries, Inc., incorporated in the State of Florida in 1969, is a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. Dycom also provides services on a limited basis in Canada. For the fiscal year ended July 25, 2009, revenue by customer type from telecommunications, underground facility locating, and electric utilities and other customers, was approximately 77.7%, 16.7%, and 5.6%, respectively.

We have established relationships with many leading telephone companies, cable television multiple system operators, and electric utilities and others. These companies include AT&T Inc. (“AT&T”), Verizon Communications Inc. (“Verizon”), Comcast Corporation (“Comcast”), Time Warner Cable Inc. (“Time Warner Cable”), CenturyLink, Inc. (“CenturyLink”), Charter Communications, Inc. (“Charter”), Windstream Corporation

(“Windstream”), Qwest Communications International, Inc. (“Qwest”), and Cablevision Systems Corporation (“Cablevision”).

Specialty Contracting Services

Telecommunications Services

Engineering.  We provide outside plant engineers and drafters to telecommunication providers. These personnel design aerial, underground and buried fiber optic, copper, and coaxial cable systems that extend from the telephone company central office, or cable operator headend, to the consumer’s home or business. The engineering services we provide to telephone companies include: the design of service area concept boxes, terminals, buried and aerial drops, transmission and central office equipment, the proper administration of feeder and distribution cable pairs, and fiber cable routing and design. For cable television multiple system operators, we perform make-ready studies, strand mapping, field walk-out, computer-aided radio frequency design and drafting, and fiber cable routing and design. We obtain rights of way and permits in support of our engineering activities and those of our customers, and provide construction management and inspection personnel in conjunction with engineering services or on a stand-alone basis.

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

Underground Facility Locating Services

We provide underground facility locating services to a variety of utility companies, including telecommunication providers. Under various state laws, excavators are required, prior to excavating, to request from utility companies the location of their underground facilities in order to prevent utility network outages and to safeguard the general public from the consequences of damages to underground utilities. Utilities are required to respond within specified time periods to these requests to mark underground and buried facilities. Our underground facility locating services include locating telephone, cable television, power, water, sewer, and gas lines for these utility companies.

Electric Utilities and Other Construction and Maintenance Services

We perform construction and maintenance services for electric utilities and other customers. These services are performed primarily on a stand-alone basis and typically include installing and maintaining overhead and underground power distribution lines. In addition, we periodically provide these services for the combined projects of telecommunication providers and electric utility companies, primarily in joint trenching situations, in which services are being delivered to new housing subdivisions. We also maintain and install underground natural gas transmission and distribution systems for gas utilities.

Revenues by Type of Customer

The following table represents the percentage of total contract revenues from continuing operations by type of customer:

	Fiscal Year Ended
	July 25,	July 26,	July 28,
	2009	2008	2007

Telecommunications	77.7%	76.2%	74.7%
Underground facility locating	16.7	17.7	18.9
Electric utilities and other customers	5.6	6.1	6.4

Total contract revenues	100.0%	100.0%	100.0%

Business Strategy

Capitalize on Long-Term Growth Drivers.  We are well positioned to benefit from increased demand for reliable video, voice, and data services. As telecommunications networks experience increased demand for services, our customers must expand the capacity and improve the performance of their existing networks and, in certain instances, deploy new networks. This is increasingly important to our customers as the service offerings of the telephone and cable industries converge, with each offering reliable, competitively priced voice, video, and data services to consumers. Due to the declining cost and expanding capabilities of telecommunications equipment, telecommunications network operators are able to enhance their network infrastructure more cost effectively than in the past. Our customers’ networks are increasingly facing demands for greater capacity and reliability, which in turn, increases the demand for our services.

Selectively Increase Market Share.  We believe our reputation for high quality service and our ability to provide services nationally create opportunities for expanding our market share. Our decentralized operating structure and numerous points of contact within customer organizations position us favorably to win new opportunities with existing customers. Significant financial resources enable us to address larger opportunities which some of our relatively capital constrained competitors may be unable to perform. However, we do not intend to increase market share by pursuing unprofitable work.

Pursue Disciplined Financial and Operating Strategies.  We manage the financial aspects of our business by centralizing certain activities which allow us to reduce costs through leveraging our scope and scale. Functions such as treasury, tax and risk management, the approval of capital equipment procurements, the design and purchase of employee benefit plans, as well as the review and promulgation of “best practices” in certain other aspects of our operations are centralized. Additionally, we invest in information technology and development efforts that are designed to reduce operating costs and improve efficiency. We decentralize the recording of transactions and the financial reporting necessary for timely operational decisions which, we believe secures greater accountability for business outcomes from our local decision makers. We also maintain a decentralized approach to marketing, operations, and ongoing customer service, empowering local managers to capture new business and execute contracts on a timely and cost-effective basis. This approach enables us to utilize our capital resources effectively and efficiently, while retaining the organizational agility necessary to compete with our predominantly small, privately-held local competitors.

Pursue Selective Acquisitions.  We selectively pursue acquisitions when we believe doing so is operationally and financially beneficial, although we do not rely solely on acquisitions for growth. In particular, we pursue those acquisitions that we believe will provide us with incremental revenue and geographic diversification while complementing our existing operations. We generally target companies for acquisition that have defensible leadership positions in their market niches, profitability which meets or exceeds industry averages, proven operating histories, sound management, and certain clearly identifiable cost synergies.

Customer Relationships

Our current customers include leading telephone companies such as AT&T, Verizon, CenturyLink, Windstream, Qwest, and Frontier Communications Corporation. We also provide telecommunications engineering,

construction, installation and maintenance services to a number of cable television multiple system operators, including Comcast, Time Warner Cable, Charter, Cablevision, and Cox Communications, Inc. Premise wiring services are provided to various corporations and state and local governments. Underground facility locating services are provided to telecommunication providers and to a variety of utility companies, including Atmos Energy Corporation, AGL Services Company, and Baltimore Gas and Electric.

Our customer base is highly concentrated with our top five customers in fiscal 2009, 2008, and 2007 accounting for approximately 64%, 64%, and 63%, respectively, of our total revenues from continuing operations. During fiscal 2009, approximately 18.2% of our total revenues from continuing operations was derived from AT&T, 16.5% from Verizon, and 14.9% from Comcast. We believe that a substantial portion of our total revenues and operating income will continue to be derived from a concentrated group of customers.

A significant portion of our services are performed under master service agreements and other arrangements with customers that extend for periods of one or more years. We are currently a party to over 200 of these agreements. Master service agreements generally contain customer specified service requirements, such as discrete pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer’s own employees, and use other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate these agreements for convenience with written notice.

A customer’s decision to engage us with respect to a specific construction or maintenance project is often made by local customer management working with our subsidiaries. As a result, although our project work is concentrated among relatively few customers, our relationships with these customers are generally broad and extend deeply into their organizations. Historically, master service agreements have been awarded primarily through a competitive bidding process; however, we have been able to extend some of these agreements on a negotiated basis. We also enter into both long-term and short-term single project contracts with our customers.

Our markets are served locally by dedicated and experienced personnel. Management of our subsidiaries possesses intimate knowledge of their particular markets and we believe our decentralized operations allow us to be more responsive in addressing customer needs. Our sales and marketing efforts are the responsibility of our management and that of our subsidiaries. These marketing efforts tend to focus on contacts with managers within our customers’ organizations.

Backlog

Our backlog consists of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under master service agreements and other long-term requirements contracts. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical experience with customers and, more generally our experience in procurements of this type. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Our estimates of a customer’s requirements during a particular future period may not prove to be accurate, particularly in light of the current economic conditions and the uncertainty that imposes on changes in our customer’s requirements for our services.

Our backlog totaled $935.4 million and $1.313 billion at July 25, 2009 and July 26, 2008, respectively. We expect to complete 62.2% of the July 25, 2009 backlog during fiscal 2010.

Safety and Risk Management

We are committed to ensuring that our employees perform their work safely and we regularly communicate with our employees to reinforce that commitment and instill safe work habits. The safety directors of our subsidiaries review accidents and claims for our operations, examine trends and implement changes in procedures to address safety issues. Claims arising in our business generally include workers’ compensation claims, various general liability and damage claims, and claims related to vehicle accidents, including personal injury and property damage. We insure against the risk of loss arising from our operations up to certain deductible limits in substantially all of the states in which we operate. In addition, we retain risk of loss, up to certain limits, under our employee group health plan.

We carefully monitor claims and actively participate with our insurers in determining claims estimates and adjustments. The estimated costs of claims are accrued as liabilities, including estimates for claims incurred but not reported. Due to fluctuations in our loss experience from year to year, insurance accruals have varied and can affect the consistency of operating margins. If we experience insurance claims in excess of our umbrella coverage limit, our business could be materially and adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 of Notes to Consolidated Financial Statements.

Competition

The specialty contracting services industry in which we operate is highly fragmented. It is characterized by a large number of participants, including several large companies as well as a significant number of small, privately held, local competitors. We also face competition from the in-house service organizations of our existing or prospective customers, particularly telecommunications providers that employ personnel who perform some of the same services that we provide. Although a significant portion of these services is currently outsourced by our customers and we have been performing specialty contracting services for over 25 years, our existing or prospective customers may elect to discontinue outsourcing specialty contracting services in the future. In addition, there are relatively few barriers to entry into the markets in which we operate. As a result, any organization that has adequate financial resources and access to technical expertise may become a competitor.

A significant portion of our revenue is currently derived from master service agreements and price is often an important factor in awarding such agreements. Accordingly, we may be underbid by our competitors if they elect to price their services aggressively to procure such business. Our competitors may also develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position.

The principal competitive factors for our services include geographic presence, breadth of service offerings, worker and general public safety, price, quality of service, and industry reputation. We believe that we compete favorably with our competitors on the basis of these factors.

Employees

As of July 25, 2009, we employed 9,231 persons. Approximately 450 of our employees are represented by local collective bargaining units. The number of our employees varies according to the level of our work in progress. We maintain a nucleus of technical and managerial personnel to supervise all projects and add employees as needed to complete specific projects.

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

We use independent contractors to perform portions of the services that we provide; however, we are not dependent on any single independent contractor. These independent contractors typically are small locally owned companies. Independent contractors provide their own employees, vehicles, tools, and insurance coverage. We use independent contractors to help manage our work flow and reduce the amount that we may otherwise be required to spend on fixed assets.

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

Environmental Matters

A significant portion of our work is performed underground. As a result, we are potentially subject to material liabilities related to encountering underground objects which may cause the release of hazardous materials or substances. Additionally, the environmental laws and regulations which relate to our business include those regarding the removal and remediation of hazardous substances and waste. These laws and regulations can impose significant fines and criminal sanctions for violations. Costs associated with the discharge of hazardous materials or substances may include clean-up costs and related damages or liabilities. These costs could be significant and could adversely affect our results of operations and cash flows.

Item 1A.	Risk Factors

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. If any of the following risks were to occur, our financial condition and results of operations could suffer and the trading price of our common stock could decline. Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline. This Annual Report on Form 10-K also includes statements reflecting assumptions, expectations, projections, intention, or beliefs about future events that are intended as “forward- looking statements” under the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the section entitled “Cautionary Note Concerning Forward-Looking Statements,” included at the beginning of this Annual Report on Form 10-K.

The recent economic downturn and the financial and credit crisis may adversely impact our customers’ future spending and their ability to pay amounts owed to us.  Growth in economic activity slowed substantially during fiscal 2009. The duration of the economic weakness and the impact that it will have on our customers remains uncertain. Slowing economic growth may adversely impact the demand for our services and potentially result in the delay or cancellation of projects by our customers. This makes it difficult to estimate our customers’ requirements for our services and adds uncertainty to the determination of our backlog. Our customers generally finance their projects through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been significant volatility in the credit markets and a reduction in the general availability of credit. Additionally, many of our customers’ equity values have substantially declined. A reduction in cash flow and the lack of availability of debt or equity financing may result in a reduction in our customers’ spending for our services and may also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our operations and our ability to grow at historical levels.

Demand for our services is cyclical and vulnerable to downturns affecting the industries we serve.  Demand for our services by telecommunications customers has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the telecommunications industry. In fiscal 2009, our telecommunications customers accounted for over 77.7% of our revenues from continuing operations. Beginning with the second quarter of fiscal 2009, our results were impacted by customer reductions in near term spending plans and we believe a slow growth environment will continue into fiscal 2010. During times of economic slowdown, our customers often reduce their capital expenditures and defer or cancel pending projects. Our underground facility locating services are required prior to underground excavation, which is dependent in part on construction activity, and accordingly, are also influenced by the level of overall economic activity. As a result of the foregoing, demand for our services may decline during periods of economic downturns and could adversely affect our operations, cash flows and liquidity.

We derive a significant portion of our revenues from master service agreements which may be cancelled by our customers upon notice or which we may be unable to renew on negotiated terms.  During fiscal 2009, we derived approximately 69.5% of our revenues from master service agreements. By their terms, the majority of these contracts may be cancelled by our customers upon notice, even if we are not in default, and our customers generally have no obligation to assign a specific amount of work to us under these agreements. Consequently, projected expenditures by customers are not assured until a definitive work order is placed and completed. During the last several years we have been able to renew or extend some of our master service agreements on negotiated terms rather than through a competitive bidding process. Market conditions could change, however, and our customers could require the renewal of these contracts through competitive bidding. As a result of competitive bidding, we could be underbid by our competitors or required to lower the price charged under the contract being rebid. The loss of work obtained through master service agreements or the reduced profitability of such work could adversely affect our results of operations, cash flows and liquidity.

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

We derive a significant portion of our revenues from a limited number of customers, and the loss of one or more of these customers could adversely impact our revenues and profitability.  Our customer base is highly concentrated, with our top five customers in fiscal years 2009, 2008, and 2007 accounting for approximately 64%, 64%, and 63%, respectively, of our total revenues from continuing operations. Our revenue may significantly decline if we were to lose one or more of our significant customers. In addition, revenues under our contracts with significant customers may vary from period-to-period depending on the timing and volume of work which those customers order or perform with their in-house service organizations. Additionally, consolidations, mergers and acquisitions in the telecommunications industry have occurred in the past and may occur in the future. The consolidation, merger or acquisition of an existing customer may result in a change in procurement strategies by the surviving entity. Reduced demand for our services or a change in procurement strategy of a significant customer could adversely affect our results of operations, cash flows and liquidity.

The specialty contracting services industry in which we operate is highly competitive.  We compete with other independent contractors, including numerous small, owner-operated private companies, as well as several companies that may have financial, technical and marketing resources that exceed our own. Relatively few barriers to entry exist in the markets in which we operate and, as a result, any organization with adequate financial resources and access to technical expertise may become a competitor. Our competitors may develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position. We may also face competition from the in-house service organizations of our customers whose personnel perform some of the same services that we provide. Although our customers currently outsource a significant portion of these services to us and our industry competitors, we can offer no assurance that our existing or prospective customers will continue to outsource specialty contracting services in the future.

Our financial results are based on estimates and assumptions that may differ from actual results.  In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, a number of estimates and assumptions are made by management that affect the amounts reported in the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is either dependent on future events or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly uncertain and we must exercise significant judgment. Estimates are primarily used in our assessment of the recognition of revenue for costs and estimated earnings in excess of billings, the fair value of goodwill and intangible assets, income taxes, accrued insurance claims, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, compensation expense for performance-based stock awards, and the outcome of contingencies, including legal matters. At the time they are made, we believe that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to the financial statements and could adversely affect our results of operations, cash flows and liquidity.

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

We possess a significant amount of accounts receivable and costs and estimated earnings in excess of billings assets.  We extend credit to our customers as a result of performing work under contract prior to billing our customers for that work. These customers include telephone companies, cable television multiple system operators, and gas and electric utilities and others. At July 25, 2009, we had net accounts receivable of $117.0 million and costs and estimated earnings in excess of billings of $67.1 million. We periodically assess the credit risk of our customers and continuously monitor the timeliness of payments. Slowdowns in the industries we serve may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. During fiscal 2009, one of our significant customers proposed a financial restructuring effected through a Chapter 11 filing. As part of its financial restructuring, this customer has received authorization from the United States Bankruptcy Court for the Southern District of New York to continue to pay its trade creditors in full, including us. Further bankruptcies or financial difficulties within the telecommunications sector could hinder the ability of our customers to pay us on a timely basis or at all, reducing our cash flows and adversely impacting our liquidity and profitability. Additionally, we could incur losses in excess of current bad debt allowances.

We retain the risk of loss for certain insurance related liabilities, which leaves us exposed to higher than expected claims.  We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. We estimate and develop our accrual for these claims based on facts, circumstances and historical evidence. However, the estimate for accrued insurance claims remains subject to uncertainty as it depends in part on factors that cannot be known with precision. These factors include the frequency of future claims, the payment pattern of claims which have been incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations. Should a greater number of claims occur compared to what we have estimated, or should the dollar amount of actual claims exceed what we have anticipated, our recorded reserves may not be sufficient, and we could incur substantial additional unanticipated charges. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Accrued Insurance Claims” and Note 8 to the consolidated financial statements in this Form 10-K.

Our backlog is subject to reduction and/or cancellation.  Our backlog consists of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under master service agreements and other long-term requirements contracts. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical experience with customers and, more generally our experience in procurements of this type. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Our estimates of a customer’s requirements during a particular future period may not prove to be accurate, particularly in light of the current economic conditions and the uncertainty that imposes on changes in our customer’s requirements for our services. If our estimated backlog is significantly inaccurate or does not result in future profits, this could adversely affect our future growth and the price of our common stock.

We may incur impairment charges on goodwill or other intangible assets.  We account for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Our reporting units and related indefinite-lived intangible assets are tested annually during the fourth fiscal quarter of each year in order to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of the goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized in an amount equal to the difference. Any such write-down could adversely affect our results of operations. As a result of our interim impairment analysis during the second quarter of fiscal 2009, we recognized a non-cash charge of $94.4 million. The fiscal 2009 interim impairment charge included impairments at the following reporting units: Broadband Installation Services for $14.8 million, C-2 Utility Contractors for $9.2 million, Ervin Cable Construction for $15.7 million, Nichols Construction for $2.0 million, Stevens Communications for $2.4 million, and UtiliQuest for $50.5 million. As the result of our annual impairment test of goodwill in fiscal 2008, we recognized non-cash charges of approximately $5.9 million related to our Stevens Communications reporting unit and approximately $3.8 million related to our Nichols Construction reporting unit. Additionally, in fiscal 2005 and 2006, we recognized non-cash charges of approximately $29.0 million related to our White Mountain Cable Construction reporting unit and $14.8 million related to our Can-Am Communications, Inc. reporting unit, respectively. The impairment charges reduced the carrying value of goodwill related to these reporting units.

Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors resulting from the cyclical nature of our business, the high level of competition existing within our industry, the concentration of our revenues within a limited number of customers, and the level of overall economic activity. Individual reporting units may be relatively more impacted by these factors than the Company as a whole. Specifically, during times of economic slowdown, our customers may reduce their capital expenditures and defer or cancel pending projects. As a result, demand for the services of one or more of the reporting units could decline which could adversely affect our operations, cash flow, and liquidity and could result in an impairment of goodwill or intangible assets.

We may be subject to periodic litigation and regulatory proceedings, including Fair Labor Standards Act and state wage and hour class action lawsuits, which may adversely affect our business and financial performance. From time to time, we may be involved in lawsuits and regulatory actions, including class action lawsuits, that are brought or threatened against us for alleged violations of the Fair Labor Standards Act (the “FLSA”) and state wage and hour laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. The ultimate resolution of these matters through settlement, mediation or court judgment could have a material adverse impact on our financial condition, results of operations, and cash flows. In addition, regardless of the outcome, these proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves. For a description of current legal proceedings, see “Legal Proceedings” and Note 18 to the consolidated financial statements in this Form 10-K.

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

Our business is labor intensive, and we may be unable to attract and retain qualified employees.  Our ability to maintain our productivity and profitability is limited by our ability to employ, train and retain the skilled personnel necessary to operate our business. We cannot be certain that we will be able to maintain the skilled labor force necessary to operate efficiently and support our growth strategy. Our ability to do so depends on a number of factors such as general rates of employment, competitive demands for employees having the skills we need and the level of compensation required to hire and retain qualified employees. In addition, we cannot be certain that our labor expenses will not increase as a result of shortages in the supply of these skilled personnel. As a result, our ability to maintain our productivity and profitability may be affected if we are unable to hire qualified employees and manage labor costs to retain employees.

Higher fuel prices may increase our cost of doing business, and we may not be able to pass along added costs to customers.  Fuel prices fluctuate based on events outside of our control. Most of our contracts do not allow us to adjust our pricing for higher fuel costs during a contract term and we may be unable to secure price increases when renewing or bidding contracts to compensate us for rising costs. As a result, higher fuel costs may negatively impact our financial condition and results of operations. Although we may hedge our anticipated fuel purchases with the use of financial instruments, underlying commodity costs have been volatile in recent periods. Accordingly, there can be no assurance that, at any given time, we will have financial instruments in place to hedge against the impact of increased fuel costs. To the extent the Company enters into hedge transactions, declines in fuel prices below the levels established in the financial instruments may require us to make payments which could have an adverse impact on our financial condition and results of operations.

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

We may be unable to generate internal growth.  Our internal growth may be affected by, among other factors, our ability to offer valuable services to existing customers, attract new customers, and hire and retain qualified employees or subcontractors. Many of the factors affecting our ability to generate internal growth may be beyond our control, such as the capital budgets of our customers and the availability of qualified employees. Should one or more of these factors occur, we may not be able to achieve internal growth, expand our operations or grow our business.

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

Our senior subordinated notes and revolving credit facility impose restrictions on us which may prevent us from engaging in beneficial transactions.  At July 25, 2009, we had $135.35 million in senior subordinated notes outstanding due October 2015. The notes were issued under an indenture dated as of October 11, 2005. The indenture governing the notes contains covenants that restrict our ability to: make certain payments, including the payment of dividends; redeem or repurchase capital stock; incur additional indebtedness and issue preferred stock; make investments or create liens; enter into sale and leaseback transactions; merge or consolidate with another entity; sell certain assets; and enter into transactions with affiliates.

On September 12, 2008, we entered into a new three-year revolving credit agreement with a syndicate of banks. The credit agreement, as amended in the third quarter of fiscal 2009, has an expiration date of September 12, 2011 and a maximum borrowing amount of $210.0 million with the ability to extend the term for up to two years and borrow up to an additional $85.0 million. The credit agreement requires us to: (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.00 as measured at the end of each fiscal quarter; (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter; and (iii) maintain consolidated tangible net worth as calculated at the end of each fiscal quarter, of not less than $50 million plus 50% of consolidated net income (if positive) from September 12, 2008 to the date of computation plus 75% of the equity issuances made from September 12, 2008 to the date of computation. A default under our credit agreement or the indenture could result in the acceleration of our obligations under either or both of those agreements as a result of cross acceleration and cross default provisions. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.

Many of our telecommunications customers are highly regulated and the addition of new regulations or changes to existing regulations may adversely impact their demand for and the profitability of our specialty contracting service.  Many of our telecommunications customers are regulated by the Federal Communications Commission (“FCC”). The FCC may alter the application of its regulations to telecommunication companies from the way such regulations are currently applied and may further impose additional regulations. If existing or new regulations have an adverse affect on our telecommunications customers and adversely impact the profitability of the services they provide, our customers may reduce expenditures for our specialty contracting services.

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

The market price of our common stock has been, and may continue to be, highly volatile.  During fiscal 2008 and 2009, our common stock fluctuated from a high of $32.36 per share to a low of $3.67 per share. We may continue to experience significant volatility in the market price of our common stock due to numerous factors, including, but not limited to:

•	fluctuations in our operating results or the operating results of one of our competitors;

•	announcements by us or our competitors of significant contracts, acquisitions or capital commitments;

•	changes in recommendations or earnings estimates by securities analysts; and

•	the impact of continuing economic weakness on the credit and stock markets and on our customers’ demand for our services.

In addition, factors unrelated to our operating performance, such as market disruptions, industry outlook, general economic conditions, and political events, could decrease the market price of our common stock and, as a result, investors could lose some or all of their investments.

Anti-takeover provisions of Florida law, provisions in our articles of incorporation and by-laws and our shareholder rights plan could make it more difficult to effect an acquisition of our company or a change in our control.  Certain provisions of our articles of incorporation and by-laws could delay or prevent an acquisition or change in control and the replacement of our incumbent directors and management. For example, our board of directors is divided into three classes. At any annual meeting of our shareholders, our shareholders only have the right to appoint approximately one-third of the directors on our board of directors. In addition, our articles of incorporation authorize our board of directors, without further shareholder approval, to issue up to 1,000,000 shares of preferred stock on such terms and with such rights as our board of directors may determine. The issuance of preferred stock could dilute the voting power of the holders of common stock, including by the grant of voting control to others. Our by-laws also restrict the right of stockholders to call a special meeting of stockholders. We have also adopted a shareholder rights plan, which may make it more difficult to effect a change in control. Lastly, we are subject to certain anti-takeover provisions of the Florida Business Corporation Act. These anti-takeover provisions could discourage or prevent a change in control, even if such change would be beneficial to stockholders. This could adversely affect the market price of our common stock.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties

We lease our executive offices located in Palm Beach Gardens, Florida. Our subsidiaries operate from owned or leased administrative offices, district field offices, equipment yards, shop facilities, and temporary storage locations throughout the United States and Alberta, Canada. Our leased properties operate under both non-cancelable and cancelable leases. We believe that our facilities are adequate for our current operations and additional facilities would be available on commercially reasonable terms, if necessary.

Item 3.	Legal Proceedings

In May 2009, the Company and one of its subsidiaries were named as defendants in a lawsuit in the U.S. District Court for the Western District of Washington. The plaintiffs, former employees of the subsidiary, allege various wage and hour claims, including that employees were not paid for all hours worked. They seek to certify as a class current and former employees of the subsidiary who worked in the State of Washington. There has been no discovery in the matter, and the Company’s investigation is too preliminary to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. The Company intends to vigorously defend itself against this lawsuit.

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

In December 2006, two former employees of Apex Digital, LLC (“Apex”), a wholly-owned subsidiary that was previously discontinued, commenced a lawsuit against the subsidiary in Illinois State Court on behalf of themselves and purporting to represent other similarly situated employees in Illinois. The lawsuit alleged that Apex violated certain minimum wage laws under the Fair Labor Standards Act and related state laws by failing to comply with applicable minimum wage and overtime pay requirements. In June 2008, the subsidiary reached an agreement to settle these claims through a structured mediation process and incurred a charge of approximately $1.2 million for the settlement. In January 2009, the Company paid the outstanding liability related to the settlement.

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

Executive Officers of the Registrant

The following table sets forth certain information concerning the Company’s executive officers, all of whom serve at the pleasure of the Board of Directors.

			Executive
Name	Age	Office	Officer Since

Steven E. Nielsen	46	Chairman, President and Chief Executive Officer	February 26, 1996
Timothy R. Estes	55	Executive Vice President and Chief Operating Officer	September 1, 2001
H. Andrew DeFerrari	40	Senior Vice President and Chief Financial Officer	November 22, 2005
Richard B. Vilsoet	56	Vice President, General Counsel and Corporate Secretary	June 11, 2005

There are no family relationships among the Company’s executive officers.

Steven E. Nielsen has been the Company’s President and Chief Executive Officer since March 1999. Prior to that, Mr. Nielsen was President and Chief Operating Officer of the Company from August 1996 to March 1999, and Vice President from February 1996 to August 1996.

Timothy R. Estes has been the Company’s Executive Vice President and Chief Operating Officer since September 2001. Prior to that, Mr. Estes was the President of Ansco & Associates, Inc., one of the Company’s subsidiaries, from 1997 until 2001 and Vice President from 1994 until 1997.

H. Andrew DeFerrari has been the Company’s Senior Vice President and Chief Financial Officer since April 2008. Prior to that, Mr. DeFerrari was the Company’s Vice President and Chief Accounting Officer since November 2005 and was the Company’s Financial Controller from July 2004 through November 2005. Mr. DeFerrari was previously a senior audit manager with Ernst & Young LLP.

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

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low

First Quarter	$18.12	$7.55	$32.36	$23.60
Second Quarter	$9.11	$5.13	$29.54	$23.20
Third Quarter	$7.91	$3.67	$23.94	$11.16
Fourth Quarter	$12.26	$7.35	$17.68	$12.67

As of August 28, 2009, there were approximately 641 holders of record of our $0.33 1/3 par value per share common stock. The common stock closed at a high of $14.18 and a low of $11.52 during the period July 26, 2009 through August 28, 2009.

Issuer Purchases of Equity Securities During the Fourth Quarter of Fiscal 2009

The following table summarizes the Company’s purchases of its common stock during the three months ended July 25, 2009:

Total Number of
				Shares Purchased as	Maximum Number of
	Total Number		Average	Part of Publicly	Shares that May Yet
	of Shares		Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased		Per Share	Programs	the Plan or Programs

April 26, 2009 — May 23, 2009	105	(a)	$9.82	—	(b	)
May 24, 2009 — June 20, 2009	—		—	—	(b	)
June 21, 2009 — July 25, 2009	—		—	—	(b	)

(a)	Shares were withheld to satisfy tax withholding obligations that arose on the vesting of restricted stock units.

(b)	On August 28, 2007, the Company’s Board of Directors authorized the purchase of up to $15.0 million of its common stock. This authorization was further increased by $15.0 million on May 20, 2008 and by $15.0 million on August 26, 2008. As of July 25, 2009, approximately $16.9 million of the authorized amount remains for the repurchase of common stock with a termination date of February 2010.

Performance Graph

The performance graph below compares the cumulative total returns for our common stock against the cumulative total return (including reinvestment of dividends) of the Standard & Poor’s (S&P) 500 Composite Stock Index and a peer group index for the last five fiscal years, assuming an investment of $100 in our common stock and each of the respective indices noted on July 31, 2004. For comparing total returns on our common stock, a peer group consisting of MasTec, Inc. and Quanta Services, Inc. has been used. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Dycom Industries, Inc., The S&P 500 Index
And A Peer Group

* $100 invested on 7/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending on the last Saturday in July.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A.

Item 6.	Selected Financial Data

The following selected financial data is derived from the audited consolidated financial statements for the fiscal years ended July 25, 2009, July 26, 2008, July 28, 2007, July 29, 2006, and July 30, 2005. We use a fiscal year ending on the last Saturday in July. Fiscal 2009, 2008, 2007, 2006 and 2005, consisted of 52 weeks. Fiscal 2010 will consist of 53 weeks.

Amounts set forth in our selected financial data include the results and balances of acquired companies from their respective date of acquisition. You should read this data in conjunction with our consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year
	2009(1)	2008(2)	2007(3)	2006(4),(5)	2005(6),(7)
	(In thousands, except per share amounts)

Operating Data:
Revenues	$1,106,900	$1,229,956	$1,137,812	$994,973	$958,010
Income (loss) from continuing operations	$(53,094)	$24,404	$42,202	$18,040	$22,604
Net income (loss)	$(53,180)	$21,678	$41,884	$18,180	$23,871
Earnings (Loss) Per Common Share From Continuing Operations:
Basic	$(1.35)	$0.60	$1.04	$0.43	$0.46
Diluted	$(1.35)	$0.60	$1.04	$0.43	$0.46
Earnings (Loss) Per Common Share:
Basic	$(1.35)	$0.54	$1.04	$0.43	$0.49
Diluted	$(1.35)	$0.53	$1.03	$0.43	$0.49
Balance Sheet Data (at end of period):
Total assets(10)	$693,457	$801,272	$802,000	$701,931	$707,414
Long-term liabilities(8),(10)	$192,804	$225,715	$230,117	$200,682	$38,892
Stockholders’ equity(8),(9)	$390,623	$444,093	$444,631	$389,455	$549,810

(1)	During fiscal 2009, we recognized a goodwill impairment charge of $94.4 million that included impairments at the following reporting units: Broadband Installation Services for $14.8 million, C-2 Utility Contractors for $9.2 million, Ervin Cable Construction for $15.7 million, Nichols Construction for $2.0 million, Stevens Communications for $2.4 million and UtiliQuest for $50.5 million. The fiscal 2009 impairment charge was a result of an interim impairment analysis under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). See Note 7 in Notes to the Consolidated Financial Statements.

(2)	During fiscal 2008, we incurred charges of approximately $8.2 million for amounts to be paid to current and former employees of our UtiliQuest, S.T.S., and Locating subsidiaries in connection with the settlement of litigation and charges of approximately $1.2 million in discontinued operations for the settlement of litigation at our Apex Digital, LLC subsidiary (see Note 2 in Notes to the Consolidated Financial Statements). Fiscal 2008 results also include goodwill impairment charges of $5.9 million and $3.8 million related to our Stevens Communications reporting unit and our Nichols Construction reporting unit, respectively, as a result of our annual SFAS No. 142 valuation of reporting units. See Note 7 in Notes to Consolidated Financial Statements.

(3)	Includes the results of Broadband Installation Services (formerly Cable Express) (acquired September 2006) and certain operations of Cavo Communications (acquired March 2007) since their acquisition dates.

(4)	Includes the results of Prince Telecom Holdings (acquired December 2005) since its acquisition date.

(5)	During fiscal 2006, we incurred a goodwill impairment charge of $14.8 million related to our Can-Am Communications, Inc. reporting unit as the result of an interim impairment test conducted in accordance with SFAS No. 142.

(6)	Includes the results of RJE Telecom (acquired September 2004) since its acquisition date.

(7)	During fiscal 2005, we incurred a goodwill impairment charge of $29.0 million related to our White Mountain Cable Construction reporting unit as a result of our annual SFAS No. 142 valuation of reporting units.

(8)	In October 2005, we issued $150.0 million principal amount of 8.125% senior subordinated notes (“Notes”). The aggregate proceeds of the issuance of the Notes, together with $33.0 million of borrowings under our previous $300 million credit facility and cash on hand, were used to repurchase 8.76 million shares of our common stock pursuant to a “dutch auction” tender offer at a purchase price of $21.00 per share. The shares were subsequently cancelled.

(9)	During fiscal 2009, the Company repurchased and cancelled 450,000 shares for $2.9 million at an average price per share of $6.48. The Company repurchased and cancelled 1,693,500 shares for $25.2 million in fiscal 2008 at an average price of $14.83 per share.

(10)	The Company determined that goodwill and non-current deferred tax liabilities, net from certain prior acquisitions were understated by $12.2 million for fiscal 2008 and fiscal 2007, $11.9 million for fiscal 2006, and $10.7 million for fiscal 2005. Total assets and long-term liabilities have been corrected to adjust for these amounts. See Note 1 in Notes to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto, as well as the Business and Risk Factors sections of this Annual Report on Form 10-K.

Overview

We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. Additionally, we provide services on a limited basis in Canada. For the fiscal year ended July 25, 2009, the percentage of our revenue by customer type from telecommunications, underground facility locating, and electric utilities and other customers, was approximately 77.7%, 16.7%, and 5.6%, respectively.

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

A significant portion of our services are performed under master service agreements and other arrangements with customers that extend for periods of one or more years. We are currently a party to over 200 of these agreements. Master service agreements generally contain customer specified service requirements, such as discrete pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer’s own employees, and use other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate these agreements for convenience with written notice.

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

The following table summarizes our revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues from continuing operations:

	Fiscal Year End
	July 25,	July 26,	July 28,
	2009	2008	2007

Multi-year master service agreements	69.5%	70.3%	72.8%
Other long-term contracts	17.2%	17.9%	12.1%

Total long-term contracts	86.7%	88.2%	84.9%

The percentage of revenue from long-term contracts varies between periods depending on the volume of work performed under the Company’s contracts. During fiscal 2009, a higher percentage of revenue was earned for services performed under short-term contracts, including services related to the hurricanes that impacted the Southern United States during September of 2008.

A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from those customers who contributed at least 2.5% to our total revenue from continuing operations in fiscal 2009, 2008, or 2007:

	Fiscal Year Ended
	July 25,	July 26,	July 28,
	2009	2008	2007

AT&T*	18.2%	18.9%	19.2%
Verizon	16.5%	18.4%	17.9%
Comcast	14.9%	11.9%	11.6%
Time Warner Cable	7.6%	8.8%	7.5%
CenturyLink**	6.6%	6.4%	7.1%
Charter	4.9%	5.3%	4.4%
Windstream	4.2%	2.3%	2.8%
Qwest	2.7%	3.2%	2.9%
Questar Gas	0.7%	1.7%	2.8%

*	For comparison purposes, AT&T Inc. and BellSouth Corporation revenues have been combined for periods prior to their December 2006 merger.

**	For comparison purposes, CenturyTel, Inc. and Embarq Corporation revenues have been combined for periods prior to their July 2009 merger.

Cost of earned revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by subcontractors, operation of capital equipment (excluding depreciation and amortization), and insurance claims and other related costs. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our underground facility locating services. A change in claims experience or actuarial assumptions related to these risks could materially affect our results of operations. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools, and equipment necessary to perform installation and maintenance services. Materials supplied by our customers, for which the customer retains financial and performance risk, are not included in our revenue or costs of sales. In addition, cost of earned revenues for fiscal 2008 includes $8.2 million related to the settlement of a legal matter.

General and administrative costs include all of our corporate costs, as well as costs of our subsidiaries’ management personnel and administrative overhead. These costs primarily consist of employee compensation and related expenses, including stock-based compensation, legal and professional fees, information technology and development costs, provision for or recoveries of bad debt expense, and other costs that are not directly related to our services under customer contracts. Our senior management, including the senior managers of our subsidiaries, perform substantially all of our sales and marketing functions as part of their management responsibilities and, accordingly, we have not incurred material sales and marketing expenses.

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, trade accounts receivable and costs and estimated earnings in excess of billings. Cash and equivalents primarily include balances on deposit in banks. We maintain substantially all of our cash and equivalents at financial institutions we believe to be of high credit quality. Furthermore, a substantial portion of the balances held as cash in operating accounts with these financial institutions is within the current insurance levels of the Federal Deposit Insurance Corporation. To date we have not experienced any loss or lack of access to cash in our operating accounts; however, we can provide no assurances that access to our cash and equivalents will not be impacted by adverse conditions in the financial markets.

We grant credit under normal payment terms, generally without collateral, to our customers. These customers primarily consist of telephone companies, cable television multiple system operators and electric utilities. With respect to a portion of the services provided to these customers, we have certain statutory lien rights which may in certain circumstances enhance our collection efforts. Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks. These risks may be heightened as a result of the current economic climate and market volatility. In the past, some of our customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose us to increased risks related to the collectability of amounts due for services performed. We believe that none of our significant customers were experiencing financial difficulties that would impact the collectability of our trade accounts receivable and costs in excess of billings as of July 25, 2009. During the third quarter of fiscal 2009, one of our customers proposed a financial restructuring effected through a Chapter 11 filing. As part of its financial restructuring, this customer has received authorization from the United States Bankruptcy Court for the Southern District of New York to continue to pay its trade creditors in full, including us. This customer represented 4.9% of our contract revenues for the fiscal year ended July 25, 2009. Additionally, approximately $7.7 million or 4.2% of the combined total of trade accounts receivable and costs and estimated earnings in excess of billings was outstanding for work preformed for this customer as of July 25, 2009. We believe these balances are collectible; however, there can be no assurances this customer will continue to implement its financial restructuring as currently approved.

During fiscal 2007, we were contacted by counsel representing current and former employees alleging violations of the Fair Labor Standards Act and state wage and hour laws at our UtiliQuest, LLC, S.T.S., LLC and Locating, Inc. subsidiaries. The claims included periods dating primarily from September 2003 through January 31, 2007 and covered a number of states where these subsidiaries conducted business. During the second quarter of fiscal 2008, these subsidiaries reached an agreement to settle these claims through a structured mediation process. Excluding legal expenses, approximately $8.6 million was incurred pursuant to the settlement and was included in accrued liabilities as of July 26, 2008. This amount was paid in October 2008.

In December 2006, two former employees of Apex Digital, LLC (“Apex”), a wholly-owned subsidiary that was previously discontinued, commenced a lawsuit against the subsidiary in Illinois State Court on behalf of themselves and purporting to represent other similarly situated employees in Illinois. The lawsuit alleged that Apex violated certain minimum wage laws under the Fair Labor Standards Act and related state laws by failing to comply with applicable minimum wage and overtime pay requirements. In June 2008, the subsidiary reached an agreement to settle these claims through a structured mediation process and incurred a charge of approximately $1.2 million for the settlement. In January 2009, we paid the outstanding liability related to the settlement.

From time to time, we and our subsidiaries are parties to various other claims and legal proceedings. Additionally, as part of our insurance program, we retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. For these claims, the effect on our financial statements is generally limited to the amount needed to satisfy our insurance deductibles or retentions. It is the opinion of our management, based on information available at this time, that none of such other pending claims or proceedings will have a material effect on its consolidated financial statements.

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

In September 2006, we acquired the outstanding common stock of Broadband Installation Services (formerly Cable Express) for a purchase price of approximately $55.2 million, including transaction fees, and assumed $9.2 million in capital lease obligations. During December 2005, we acquired the outstanding common stock of Prince Telecom Holdings (“Prince”) for a purchase price of approximately $65.4 million, including transaction fees. Broadband Installation Services and Prince provide specialty contracting services for leading cable multiple system operators. These services include the installation and maintenance of customer premise equipment, including set top boxes and cable modems.

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

Discontinued Operations

During fiscal 2007, Apex, a wholly-owned subsidiary, notified its primary customer of its intention to cease performing installation services in accordance with its contractual rights. Effective December 2006, this customer, a satellite broadcast provider, transitioned its installation service requirements to others and Apex ceased providing these services. As a result, we have discontinued the operations of Apex and presented its results separately in the accompanying consolidated financial statements for all periods presented. The cessation of these installation services has not had any material effect on our consolidated financial position or results of operations.

Outlook

The telecommunications industry has undergone and continues to undergo significant changes due to governmental deregulation, advances in technology, increased competition as the telephone and cable industries converge, and growing consumer demand for enhanced and bundled services. As a result of these factors, the networks of our customers increasingly face demands for more capacity and greater reliability. Telecommunications providers continue to outsource a significant portion of their engineering, construction and maintenance requirements in order to reduce their investment in capital equipment, provide flexibility in workforce sizing, expand product offerings without large increases in incremental hiring and focus on those competencies they consider core to their business success. These factors drive customer demand for our services.

Telecommunications network operators are increasingly relying on the deployment of fiber optic cable technology deeper into their networks and closer to consumers in order to respond to demands for capacity, reliability, and product bundles of voice, video, and high speed data services. Fiber deployments have enabled an increasing number of cable companies to offer voice services in addition to their traditional video and data services. These voice services require the installation of customer premise equipment and at times the upgrade of in-home wiring. Additionally, fiber deployments are also facilitating the provisioning of video services by local telephone companies in addition to their traditional voice and high speed data services. During 2004 and 2005, several large telephone companies announced fiber-to-the-premise and fiber-to-the-node initiatives as a means to begin to compete actively with cable operators. These initiatives have continued through fiscal 2009 and are expected to continue during fiscal 2010, resulting in demand for the type of services we provide.

We also provide underground facility locating services to a variety of utility companies, including telecommunication providers. Underground excavation is involved in a substantial portion of overall economic activity, including the construction and maintenance of telephone, cable television, power, water, sewer, and gas utility networks, the construction and maintenance of roads and highways as well as the construction of new and existing commercial and residential projects. Utility line locating is required prior to underground excavation. The trend for outsourcing this requirement, along with the pace of overall economic activity influence the demand for utility line locating services.

Growth in economic activity slowed substantially during fiscal 2009. The duration of the current economic weakness and the impact that it will have on our customers remain uncertain. The economic slowdown, when combined with developments in the financial and credit markets, has created a challenging business environment for us and our customers. We are closely monitoring the effects that changes in economic and market conditions may have on our customers and our business, including rising fuel costs, and we continue to manage the areas of the business that we can control. These areas include, but are not limited to, deploying appropriate workforce levels and supervisory employees, practicing sound safety procedures, managing fuel consumption levels and maintaining the investment in our fleet of vehicles and equipment to support current and future business opportunities.

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

Accrued Insurance Claims.  We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our underground facility locating services. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as accrued insurance claims. As of July 25, 2009, the liability for accrued claims and related accrued processing costs was $57.1 million compared to $67.0 million at July 26, 2008. Based on payment patterns of similar prior claims, we expect $27.4 million of the amount accrued at July 25, 2009 to be paid within the next 12 months. We estimate the liability for claims based on facts, circumstances and historical evidence. When loss reserves are recorded they are not discounted, even though they will not be paid until some time in the future. Factors affecting the determination of the expected cost for existing and incurred but not reported claims include, but are not limited to, the frequency of future claims, the payment pattern of claims which have been incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations. The decrease in accrued insurance claims at July 25, 2009 was primarily due to decreased operating levels and the timing of claims payments, including payments of $4.7 million for a group of prior year accrued insurance claims during fiscal 2009.

With regard to losses occurring in fiscal year 2009 and fiscal 2010, we have retained the risk of loss of up to $1.0 million on a per occurrence basis for automobile liability, general liability and workers’ compensation. These annual retention amounts are applicable to all of the states in which we operate, except with respect to workers’ compensation insurance in three states in which the Company participates in a state sponsored insurance fund. Aggregate stop loss coverage for automobile liability, general liability and workers’ compensation claims is $45.0 million and $43.8 million for fiscal 2009 and fiscal 2010, respectively. For losses under our employee health plan occurring during fiscal 2009 and fiscal 2010, we have retained the risk of loss, on an annual basis, of $250,000 per participant.

Goodwill and Intangible Assets — As of July 25, 2009, we had $157.9 million of goodwill, $4.7 million of indefinite-lived intangible assets and $51.4 million of finite-lived intangible assets, net of accumulated amortization. As of July 26, 2008, we had $252.4 million of goodwill, $4.7 million of indefinite-lived intangible assets and $58.2 million of finite-lived intangible assets, net of accumulated amortization. During fiscal 2009, goodwill was reduced by approximately $94.4 million for the impairment charge described below. Goodwill also decreased by approximately $0.1 million for the reversal of income tax liabilities no longer required.

We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Our reporting units and related indefinite-lived intangible assets are tested annually during the fourth fiscal quarter of each year in order to determine whether their carrying value exceeds their fair market value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations during the period incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), we review finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is incurred in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations during the period incurred.

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

SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce their fair value below carrying value. During fiscal 2009, our market capitalization was significantly impacted by the extreme volatility in the U.S. equity and credit markets and was below the book value of shareholders’ equity as of the end of our second quarter. As a result, we evaluated whether the decrease in our market capitalization reflected factors that would more likely than not reduce the fair value of the reporting units below their carrying value. Based on a combination of factors, including the economic environment, the sustained period of decline in our market capitalization, and the implied valuation and discount rate assumptions in our industry, we concluded there were sufficient indicators to perform an interim impairment test of the reporting units and applicable intangible assets as of January 24, 2009.

Our estimate of the fair value of our reporting units was based on projections of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The key assumptions impacting the fair value of our reporting units during the fiscal 2009 interim impairment analysis were: (a) expected cash flow for a period of seven years; (b) terminal value based upon terminal growth rates of between 2% and 4%; and (c) a discount rate of 18% which was based on our best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units. The discount rate used in the fiscal 2009 analysis increased compared to our fiscal 2008 annual analysis described below due to economic conditions and lower industry valuation comparisons. This increase in the discount rate caused a substantial decline in the calculated estimate of fair value of the reporting units. We believe the assumptions used in the fiscal 2009 interim impairment analysis were consistent with the risk inherent in the business models of our reporting units and within our industry.

As a result of our impairment analysis, we determined that the estimated fair value of the Broadband Installation Services, C-2 Utility Contractors (“C-2”), Ervin Cable Construction (“Ervin”), Nichols Communications (“Nichols”), Stevens Communications (“Stevens”), and UtiliQuest reporting units were less than their respective carrying values. Accordingly, we performed a further analysis to determine the implied fair value of each reporting units’ goodwill. This analysis included a hypothetical valuation of all of the tangible and intangible assets of the reporting units as if they had been acquired in separate business combinations. We recognized a preliminary goodwill impairment charge of $94.4 million during the second quarter of fiscal 2009. Our interim impairment analysis was finalized during the third quarter of fiscal 2009 and no further charges were incurred. The second quarter charge included impairments at the following reporting units: Broadband Installation Services for $14.8 million, C-2 for $9.2 million, Ervin for $15.7 million, Nichols for $2.0 million, Stevens for $2.4 million and UtiliQuest for $50.5 million. After the charges, the C-2, Nichols, and Stevens reporting units have no remaining goodwill. The goodwill impairment charge did not affect our compliance with any covenants under our revolving credit agreement or senior subordinated notes. Furthermore, an interim impairment test of our finite-lived intangible assets was also performed under the guidance of SFAS No. 144. In accordance with SFAS No. 144, recoverability was determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. We determined there was no impairment of any of our finite-lived intangible assets during fiscal 2009.

We performed our annual impairment test in the fourth quarter of fiscal 2009 and there was no impairment of goodwill or indefinite-lived intangible assets. However, the estimated fair value of the Prince Telecom (“Prince”)

reporting unit exceeded its carrying value by a margin less than 25%. There were also smaller margins of fair value over carrying value for the Broadband Installations Services, Ervin, and UtiliQuest reporting units, as their carrying values were written down to their estimated fair values during fiscal 2009. As a result, the goodwill balances of these reporting units may have an increased likelihood of impairment in future periods if adverse events were to occur or circumstances were to change and the long-term outlook for their cash flows were adversely impacted. Broadband Installation Services, Ervin, Prince, and UtiliQuest have remaining goodwill balances of $19.7 million, $7.4 million, $39.7 million, and $35.6 million, respectively, as of July 25, 2009.

Except for the goodwill impairment charges, none of our reporting units has incurred significant losses in fiscal 2009. The estimates and assumptions used in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Changes in our judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in impairments of goodwill or intangible assets at additional reporting units. A change in the estimated discount rate used would impact the amount of the goodwill impairment charges recorded during fiscal 2009. Additionally, continued adverse conditions in the economy and future volatility in the equity and credit markets could further impact the valuation of our reporting units. We can provide no assurances that, if such conditions continue, they will not trigger additional impairments of goodwill and other intangible assets in future periods.

As a result of our fiscal 2008 annual impairment analysis, we determined that the goodwill of our Stevens reporting unit and Nichols reporting unit were impaired and consequently recognized goodwill impairment charges of approximately $5.9 and $3.8 million, respectively, during the fourth quarter of fiscal 2008. The fiscal 2008 analysis used the same valuation techniques described for the fiscal 2009 interim analysis. The key assumptions used to determine the fair value of our reporting units during the fiscal 2008 annual impairment analysis were: (a) expected cash flow for a period of seven years; (b) terminal value based upon terminal growth rates of between 2% and 4%; and (c) a discount rate of 12% which was based on our best estimate during the period of the weighted average cost of capital adjusted for risks associated with the reporting units. The assumptions used in the fiscal 2008 annual impairment analysis were consistent with the risk inherent in the business models of our reporting units at the time the analysis was performed. The fiscal 2008 impairment of Stevens and Nichols was primarily the result of a change in management’s expectations of long-term cash flows from customers of these reporting units. As disclosed in our previous filings with the Securities and Exchange Commission, each of these reporting units has a concentration of revenues from a limited number of customers. Changes in anticipated demand had an adverse impact on the expected future cash flows of the reporting units used in the annual impairment analysis performed during the fourth quarter of fiscal 2008. The reduction in demand is the result of customers allocating their capital spending away from work management anticipated would be performed by these reporting units. In performing the SFAS No. 142 impairment assessment, management determined that this shift in demand was more than temporary, consequently impacting the expected cash flows over the seven year period used in our goodwill analysis.

As of July 25, 2009, we believe the carrying value of our goodwill and other indefinite-lived intangible asset is recoverable; however, there can be no assurances that they will not be impaired in future periods. Certain of our reporting units also have other intangible assets including tradenames and customer relationship intangibles. As of July 25, 2009, management believes that the carrying amounts of the intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets may become impaired.

Stock-Based Compensation.  Our stock-based award programs are intended to attract, retain and reward talented employees, officers and directors, and to align stockholder and employee interests. We grant stock options, time-based and performance-based restricted stock units to certain employees and officers. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions. The fair value of restricted shares and units is estimated on the date of grant and is generally equal to the closing stock price on the date of grant. Time vesting restricted units vest ratably over a period of four years and are settled in one share of our common stock on the vesting date. Performance vesting restricted shares and units vest over a three year period from the date of grant, if certain performance goals are achieved. In accordance with SFAS No. 123(R), (“Share-Based Payment”), compensation costs for performance-based awards are recognized over the requisite service period if it is probable that the performance goal will be satisfied. We use our best judgment to determine the probability of achieving the performance goals at each reporting period and recognize compensation costs based on our estimate of the shares that are expected to vest.

Income Taxes.  We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In May 2007, the FASB issued FASB Staff Position (“FSP”) No. 48-1, “Definition of Settlement in FASB Interpretation No. 48.” This FSP amends FIN 48 to provide guidance that a Company may recognize a previously unrecognized tax benefit if the tax position is effectively (as opposed to “ultimately”) settled through examination, negotiation, or litigation. We adopted the provisions of FIN 48 on July 29, 2007, the first day of fiscal 2008. See Note 11 to the Notes to Consolidated Financial Statements for further discussion regarding the adoption of the Interpretation.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management analyzes the collectability of accounts receivable balances on a regular basis. This analysis considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of our future provision for doubtful accounts. We recognize an increase in the allowance for doubtful accounts when it is probable that a receivable is not collectable and the loss can be reasonably estimated. We believe that none of our significant customers are experiencing significant financial difficulty as of July 25, 2009 that will materially affect our accounts receivable or allowance for doubtful accounts. Any increase in the allowance account has a corresponding negative effect on our results of operations.

Contingencies and Litigation.  In the ordinary course of our business, we are involved in certain legal proceedings. SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”) requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued, we evaluate, among other factors, the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. If only a range of probable loss can be determined, we accrue for our best estimate within the range for the contingency. In those cases where none of the estimates within the range is better than another, we accrue for the amount representing the low end of the range in accordance with SFAS No. 5. As additional information becomes available, we reassess the potential liability related to our pending contingencies and litigation and revise our estimates. Revisions of our estimates of the potential liability could materially impact our results of operations. Additionally, if the final outcome of such litigation and contingencies differs adversely from that currently expected, it would result in a charge to earnings when determined.

Results of Operations

The following table sets forth, as a percentage of revenues earned, our consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	Fiscal Year Ended
	July 25, 2009		July 26, 2008		July 28, 2007
	(Dollars in millions)

Revenues	$1,106.9	100.0%	$1,230.0	100.0%	$1,137.8	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	894.9	80.8	1,011.2	82.2	915.3	80.4
General and administrative	98.7	8.9	98.9	8.0	90.1	7.9
Depreciation and amortization	65.4	5.9	67.3	5.5	57.8	5.1
Goodwill impairment charge	94.4	8.5	9.7	0.8	—	—

Total	1,153.5	104.2	1,187.1	96.5	1,063.1	93.4

Interest income	0.3	—	0.7	0.1	1.0	0.1
Interest expense	(14.7)	(1.3)	(13.1)	(1.1)	(14.8)	(1.3)
Other income, net	6.6	0.6	7.2	0.6	8.6	0.8

Income (loss) from continuing operations before income taxes	(54.5)	(4.9)	37.6	3.1	69.5	6.1
Provision (benefit) for income taxes	(1.4)	(0.1)	13.2	1.1	27.3	2.4

Income (loss) from continuing operations	(53.1)	(4.8)	24.4	2.0	42.2	3.7
Loss from discontinued operations, net of tax	(0.1)	—	(2.7)	(0.2)	(0.3)	—

Net income (loss)	$(53.2)	(4.8)%	$21.7	1.8%	$41.9	3.7%

Year Ended July 25, 2009 Compared to Year Ended July 26, 2008

Revenues.  The following table presents information regarding total revenues by type of customer for the fiscal years ended July 25, 2009 and July 26, 2008 (totals may not add due to rounding):

	Fiscal Year Ended
	July 25, 2009		July 26, 2008			%
	Revenue	% of Total	Revenue	% of Total	Decrease	Decrease
	(Dollars in millions)

Telecommunications	$860.0	77.7%	$937.0	76.2%	$(77.0)	(8.2)%
Underground facility locating	184.5	16.7%	217.6	17.7%	(33.2)	(15.2)%
Electric utilities and other customers	62.5	5.6%	75.3	6.1%	(12.9)	(17.1)%

Total contract revenues	$1,106.9	100.0%	$1,230.0	100.0%	$(123.1)	(10.0)%

Revenues decreased $123.1 million, or 10.0%, during fiscal 2009 as compared to fiscal 2008. The decrease was the result of a $77.0 million decrease in specialty contracting services provided to telecommunications customers, a $33.2 million decrease in underground facility locating services revenue, and a $12.9 million decrease in revenues from construction and maintenance services provided to electric utilities and other customers.

Specialty construction services provided to telecommunications companies were $860.0 million during fiscal 2009, compared to $937.0 million during fiscal 2008, a decrease of 8.2%. This decrease was the result of customer reductions in spending, including a $37.9 million decline for three significant telephone customers, a $35.8 million decrease for installation, maintenance and construction services provided to two cable multiple system operators, and a $35.7 million decrease for a customer engaged in a multi-year fiber deployment project. Offsetting these decreases was an $18.3 million increase for work provided to a significant customer maintaining and upgrading their network. Services to this customer included work on areas of their network that were impacted by winter storms in the Southeastern United States during January 2009. Other increases in revenues provided to telecommunications companies included a $7.7 million increase for installation, maintenance and construction services provided to a cable multiple system operator, and $17.1 million of restoration work performed during fiscal 2009 related to hurricanes that impacted the United States during September 2008. Other customers had net declines of $10.7 million during fiscal 2009.

Total revenues from underground utility facility locating for fiscal 2009 were $184.5 million compared to $217.6 million for fiscal 2008, a decrease of 15.2%. The decrease resulted from a reduction of $15.4 million of work from two significant customers in markets where we reduced operations and from general declines in customer demand levels. Other customers had net declines of $18.7 million during fiscal 2009 resulting from the slower pace of the overall economy, including housing and related construction activity. Offsetting these decreases was $0.9 million of restoration work performed during fiscal 2009 related to the hurricanes that impacted the Southern United States during September 2008.

Our total revenues from electric utilities and other construction and maintenance services decreased $12.9 million, or 17.1%, during fiscal 2009 as compared to fiscal 2008. The decrease was primarily attributable to a net decline in construction work performed for gas customers. Offsetting this decrease was $0.4 million of restoration work performed during fiscal 2009 related to the hurricanes that impacted the Southern United States during September of 2008.

Costs of Earned Revenues.  Costs of earned revenues decreased $116.3 million to $894.9 million during fiscal 2009 from $1,011.2 million during fiscal 2008. Included in costs of earned revenues for fiscal 2008 was a charge of $8.2 million for a wage and hour class action settlement and a $1.7 million reversal of a pre-acquisition liability associated with payroll related accruals of a subsidiary acquired in fiscal 2007. The primary components of the remaining $109.8 million net decrease in costs of earned revenues were direct labor and subcontractor costs taken together, other direct costs, and direct materials which decreased $68.2 million, $39.4 million, and $0.6 million, respectively. The net decrease in costs of earned revenues was primarily due to lower levels of operations during fiscal 2009 as compared to fiscal 2008. Costs of earned revenues as a percentage of contract revenues decreased 1.4% for fiscal 2009 as compared to the same period last year. Excluding the $8.2 million wage and hour class action settlement charge in fiscal 2008, or 0.7% of contract revenues, labor and subcontractor costs as a percentage of contract revenues increased 0.6% as the result of higher labor costs in relation to work volume during fiscal 2009. Fuel costs decreased 1.0% as a percentage of contract revenues compared to fiscal 2008. Excluding the $1.7 million reversal of a pre-acquisition liability in fiscal 2008, or 0.1% of contract revenues, we experienced a decrease in other direct costs of 0.9% compared to fiscal 2008 primarily due to lower vehicle and equipment costs, and improved safety performance during fiscal 2009 which lowered our claims costs. Offsetting these decreases was a 0.5% increase in direct materials as a percentage of contract revenue resulting from a higher portion of projects where we provided materials to the customer.

General and administrative expenses.  General and administrative expenses decreased $0.2 million to $98.7 million for fiscal 2009 as compared to $98.9 million for fiscal 2008. General and administrative expenses as a percentage of contract revenues were 8.9% and 8.0% for fiscal 2009 and fiscal 2008, respectively. The decline in the amount of general and administrative expenses primarily resulted from a reduction in stock-based compensation expense, which decreased to $3.9 million during fiscal 2009 from $5.2 million for fiscal 2008. Partially offsetting the dollar amount of the decline was an increase in expenses related to information technology and development initiatives including payroll, professional fees and other expenses. These initiatives are designed to reduce operating costs and improve efficiency and contributed to the increase in general and administrative expenses as a percentage of contract revenues. Additionally, some of our expenses, such as certain office and support costs and certain payroll costs, do not proportionately change as fluctuations in revenue occur. During fiscal 2009, these types of costs contributed to the increase in general and administrative expenses as a percentage of contract revenues.

Depreciation and Amortization.  Depreciation and amortization decreased to $65.4 million for fiscal 2009 from $67.3 million for fiscal 2008 and increased as a percentage of contract revenues to 5.9% compared to 5.5% from fiscal year 2008. The decrease in amount was primarily a result of certain assets becoming fully depreciated in fiscal 2009 and certain assets being sold in the current year. Amortization expense also decreased in fiscal 2009 as the result of reduced amortization of customer relationship intangible assets related to certain prior acquisitions.

Goodwill impairment charge.  During the second quarter of fiscal 2009, we recognized a goodwill impairment charge of $94.4 million that included impairments at the following reporting units: Broadband Installation Services for $14.8 million, C-2 for $9.2 million, Ervin for $15.7 million, Nichols for $2.0 million, Stevens for $2.4 million and UtiliQuest for $50.5 million. This charge was the result of an interim test for impairment reflecting valuation assumptions as of the end of our second quarter of fiscal 2009. Our interim analysis was finalized in the third quarter of fiscal 2009 and no further charges were incurred during the fiscal year.

Interest Income.  Interest income decreased to $0.3 million during fiscal 2009 as compared to $0.7 million during fiscal 2008. The decrease is primarily a result of lower interest yields earned on cash balances during the periods.

Interest Expense.  Interest expense was $14.7 million for fiscal 2009 as compared to $13.1 million for fiscal 2008. The increase in interest expense reflects borrowings under our $210.0 million credit agreement during the period and higher overall borrowing costs. These increases were partially offset by reduced interest expense on our senior subordinated notes as a result of the buyback of $14.65 million principal amount of the notes during fiscal 2009.

Other Income, Net.  Other income decreased to $6.6 million for fiscal 2009 compared to $7.2 million for fiscal 2008. Other income for fiscal 2009 included a gain of $3.0 million on the extinguishment of debt resulting from the buyback of $14.65 million principal amount of our senior subordinated notes and a charge of $0.6 million for the write-off of deferred financing costs when we replaced our existing credit agreement with a new credit agreement in September 2008 (see Note 10 in the Notes to Consolidated Financial Statements). Excluding these items, other income decreased $3.1 million as the result of fewer assets being sold during fiscal 2009 compared to fiscal 2008.

Income Taxes.  The following table presents our income tax expense and effective income tax rate for continuing operations for fiscal years 2009 and 2008 (dollars in millions):

	Fiscal Year Ended
	July 25,	July 26,
	2009	2008

Income taxes	$(1.4)	$13.2
Effective income tax rate	2.6%	35.1%

Our effective income tax rates for fiscal 2009 and 2008 differ from the statutory rates primarily due to the impact of certain items. Specifically, during fiscal 2009 and fiscal 2008, the provision for income taxes included the reversal of certain income tax liabilities of $1.5 million and $2.0 million, respectively, related to unrecognized tax benefits which were no longer required. In addition, only a portion of the fiscal 2009 and fiscal 2008 goodwill impairment charge was deductible for income tax purposes during the periods. Other variations in our tax rate are attributable to the impact of non-deductible and non-taxable items in relation to our pre-tax income during the period. As of July 25, 2009, we had total unrecognized tax benefits of approximately $2.9 million. If it is subsequently determined those liabilities are not required, approximately $2.6 million will reduce our effective tax rate and $0.3 million will reduce goodwill during the periods recognized.

Income (loss) from Continuing Operations.  Loss from continuing operations was $53.1 million for fiscal 2009 as compared to income of $24.4 million for fiscal 2008.

Discontinued Operations.  The following table presents our results from discontinued operations for fiscal 2009 and 2008:

	Fiscal Year Ended
	2009	2008
	(Dollars in thousands)

Contract revenues of discontinued operations	$—	$—
Loss from discontinued operations before income taxes	$(144)	$(4,524)
Loss from discontinued operations, net of tax	$(86)	$(2,726)

The operations of Apex were discontinued in December 2006 and there were no contract revenues earned during fiscal 2009 or fiscal 2008. The loss from discontinued operations for the fiscal 2008 period was primarily the result of legal expenses associated with a lawsuit that was commenced against Apex during fiscal 2007 and paid out in fiscal 2009.

Net Income (loss).  Net loss was $53.2 million for fiscal 2009 as compared to net income of $21.7 million for fiscal 2008.

Year Ended July 26, 2008 Compared to Year Ended July 28, 2007

Revenues.  The following table presents information regarding total revenues by type of customer for the fiscal years ended July 26, 2008 and July 28, 2007 (totals may not add due to rounding):

	Fiscal Year Ended					%
	July 26, 2008		July 28, 2007		Increase	Increase
	Revenue	% of Total	Revenue	% of Total	(Decrease)	(Decrease)
		(Dollars in millions)

Telecommunications	$937.0	76.2%	$849.9	74.7%	$87.1	10.2%
Underground facility locating	217.6	17.7%	214.7	18.9%	2.9	1.4%
Electric utilities and other customers	75.3	6.1%	73.3	6.4%	2.0	2.8%

Total contract revenues	$1,230.0	100.0%	$1,137.8	100.0%	$92.2	8.1%

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

During fiscal 2008 and 2007, telecommunications customer revenue included $101.9 million and $79.0 million, respectively, from services performed by companies we acquired during fiscal 2007. The following table presents revenue by type of customer excluding the amounts attributed to companies and businesses acquired during fiscal 2007:

	Fiscal Year Ended			%
	July 26,	July 28,	Increase	Increase
	2008	2007	(Decrease)	(Decrease)
	(Dollars in millions)

Telecommunications	$835.1	$770.9	$64.2	8.3%
Underground facility locating	217.6	214.7	2.9	1.4%
Electric utilities and other customers	75.3	73.3	2.0	2.8%

	1,128.1	1,058.8	69.3	6.5%
Revenues from business acquired in fiscal 2007	101.9	79.0	22.9	*

Total contract revenues	$1,230.0	$1,137.8	$92.2	8.1%

*	Information not meaningful

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

Costs of Earned Revenues.  Costs of earned revenues increased $96.0 million to $1,011.2 million during fiscal 2008 from $915.3 million during fiscal 2007. The primary components of this increase were direct labor and subcontractor costs taken together which increased $74.3 million and other direct costs which increased $22.0 million. These increases were primarily due to higher levels of operations during fiscal 2008, including the operation of Broadband Installation Services since its acquisition in September 2006, and $8.2 million incurred to settle certain wage and hour class action legal matters. The cost of direct materials was relatively unchanged between fiscal 2008 and 2007.

During fiscal 2008, as compared to fiscal 2007, costs of earned revenues as a percentage of contract revenues increased 1.8%. Of the total increase, 1.6% was in labor and labor-related costs, 0.7% of which was from costs directly related to settlement of the legal matter described above. Other increases in labor and labor-related costs as a percentage of contract revenues were primarily a result of the impact of our cost structure in relation to the lower than anticipated revenues during the latter part of the second quarter of fiscal 2008. The lower revenues were the result of reduced customer spending during the second quarter of fiscal 2008, a condition that generally improved during the second half of fiscal 2008. We also experienced an increase in other direct costs of 0.6% primarily due to higher fuel costs which increased 0.7% as a percentage of contract revenues compared to fiscal 2007. Partially offsetting the increased fuel costs were reductions in costs for equipment and insurance claims and the reduction of a pre-acquisition liability associated with payroll related accruals of an acquired subsidiary in the amount of $1.7 million. As a percentage of contract revenues, there was a decrease of 0.4% during fiscal 2008 as compared to fiscal 2007 due to a reduction in those projects where we provide materials to the customer.

General and Administrative Expenses.  General and administrative expenses increased $8.8 million to $98.9 million for fiscal 2008 as compared to $90.1 million for fiscal 2007. This increase was primarily due to increased payroll expenses as a result of the growth of our operations, the incremental costs of Broadband Installation Services (which was acquired in September 2006) and increased legal expenses.

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

Depreciation and Amortization.  Depreciation and amortization increased to $67.3 million for fiscal 2008 from $57.8 million for fiscal 2007 and increased as a percentage of contract revenues to 5.5% compared to 5.1% from fiscal year 2007. The dollar amount and percentage increase for fiscal 2008 compared to fiscal 2007 is primarily a result of increased capital expenditures during fiscal 2008 and fiscal 2007 to support the growth and replacement of our fleet of assets. Additionally, overall depreciation and amortization increased with the addition of fixed assets and intangible assets related to the acquisitions of Broadband Installation Services in September 2006 and Cavo in March 2007.

Goodwill impairment charge.  During fiscal 2008, we recognized a goodwill impairment charge of approximately $9.7 million in total related to our Nichols Construction reporting unit and our Stevens Communications reporting unit as a result of our fiscal 2008 annual impairment analysis. As a result of our fiscal 2008 annual impairment analysis, we determined that the goodwill of our Stevens reporting unit and Nichols reporting unit were impaired and consequently recognized goodwill impairment charges of approximately $5.9 and $3.8 million, respectively, during the fourth quarter of fiscal 2008. This determination was primarily the result of a change in management’s expectations of long-term cash flows for customers of Stevens and Nichols. As disclosed in our previous filings with the Securities and Exchange Commission, each of these reporting units has a concentration of revenues from a limited number of customers. Changes in anticipated demand had an adverse impact on the expected future cash flows of the reporting units used in the annual impairment analysis performed during the fourth quarter of fiscal 2008. The reduction in demand is the result of customers allocating their capital spending away from work management anticipated would be performed by these reporting units. In performing the SFAS No. 142 impairment assessment, management determined that this shift in demand was more than temporary, consequently impacting the expected cash flows over the seven year period used in our goodwill analysis. Stevens and Nichols have remaining goodwill of $2.4 and $2.0 million, respectively, subsequent to the impairment. Excluding the goodwill impairment charge, the results of the Nichols and Stevens reporting units have not been material to our consolidated results. This change in anticipated demand levels did not have an adverse impact on our other subsidiaries.

Interest Income.  Interest income decreased to $0.7 million during fiscal 2008 as compared to $1.0 million during fiscal 2007. The decrease is primarily a result of lower cash balances on hand after the acquisition of Broadband Installation Services (formerly Cable Express) (which was acquired in September 2006) and from increased levels of capital expenditures in fiscal 2008 and 2007.

Interest Expense.  Interest expense was $13.1 million for fiscal 2008 as compared to $14.8 million for fiscal 2007. The decrease during fiscal 2008 was primarily due to lower outstanding borrowings under our previous credit agreement, and the net reversal of approximately $0.3 million of interest expense during fiscal 2008 with the application of FIN 48.

Other Income, Net.  Other income, net which primarily includes gains and losses from the sale of property, vehicles and equipment decreased to $7.2 million for fiscal 2008 as compared to $8.6 million for fiscal 2007. Fiscal 2007 results included a gain of approximately $2.5 million related to the sale of real estate.

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

The operations of Apex were discontinued in December 2006 and there were no contract revenues earned during fiscal 2008. The loss from discontinued operations for fiscal 2008 was primarily due to the charge of approximately $1.2 million for the settlement of litigation and the legal expenses associated with the settlement.

Net Income.  Net income was $21.7 million for fiscal 2008 as compared to $41.9 million for fiscal 2007.

Liquidity and Capital Resources

Capital requirements.  Historically, our sources of cash have been operating activities, long-term debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Our working capital needs vary based upon our level of operations and generally increase with higher levels of revenues. They are also impacted by the time it takes us to collect our accounts receivable for work performed for our customers. Cash and cash equivalents totaled $104.7 million at July 25, 2009 compared to $22.1 million at July 26, 2008. Cash increased for fiscal 2009 primarily as a result of cash generated from operations. Working capital (total current assets less total current liabilities) increased by $43.6 million to $217.2 million at July 25, 2009 compared to $173.6 million at July 26, 2008.

Capital is primarily used to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. We periodically borrow from and repay our revolving credit facility based on our cash requirements. Additionally, to the extent we make acquisitions that involve consideration other than our stock, buyback our common stock or repurchase or call our senior subordinated notes, our capital requirements may increase. In the normal course of business, we may hedge our anticipated fuel purchases with the use of financial instruments. For the year ended July 25, 2009, we were not party to any such financial instruments. We believe that none of our major customers are experiencing significant financial difficulty as of July 25, 2009 that will materially affect our cash flows or liquidity. See the discussion under “Overview” regarding a customer pursuing a financial restructuring effected through a Chapter 11 filing.

We expect capital expenditures, net of disposals, to range from $40 million to $50 million for fiscal 2010. Our level of capital expenditures can vary depending on the customer demand for our services, the replacement cycle we select for our equipment, and overall economic growth. We intend to fund these expenditures primarily from operating cash flows, availability under our revolving credit facility and cash on hand.

	Fiscal Year Ended
	July 25,	July 26,	July 28,
	2009	2008	2007
	(Dollars in millions)

Net cash flows:
Provided by operating activities	$126.6	$104.3	$108.5
Used in investing activities	$(25.4)	$(62.1)	$(124.6)
Provided by (used in) financing activities	$(18.6)	$(39.0)	$7.7

Cash from operating activities.  During fiscal 2009, net cash provided by operating activities was $126.6 million. Non-cash items that impacted our net loss during fiscal 2009 were primarily depreciation and amortization, goodwill impairment charges, gain on disposal of assets, stock-based compensation, gain on debt extinguishment, write-off of deferred financing costs and deferred income taxes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities contributed $26.9 million of operating cash flow during fiscal 2009. The primary working capital sources during fiscal 2009 were decreases in accounts receivable and net costs and estimated earnings in excess of billings of $29.5 million and $26.8 million, respectively. These decreases relate primarily to reduced current period billing as a result of a decline in revenue and the collection activity and payment patterns of our customers. Based on average daily revenue during the applicable quarter, days sales outstanding calculated for accounts receivable, net was 39.5 days as of July 25, 2009 compared to 41.4 days at July 26, 2008. Days sales outstanding calculated for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, were 22.6 days as of July 25, 2009 compared to 26.5 days at July 26, 2008. The decrease in combined days sales outstanding for accounts receivable and costs and estimated earnings in excess of billings is due to an overall improvement in billing and collection activities and an increased percentage of revenues from customers with faster payment patterns. We also had net increases in other current and other non-current assets of $1.8 million primarily as a result of a decrease in prepaid insurance and other prepaid costs. Working capital changes that used operating cash flow during fiscal 2009 included decreases in accrued insurance claims and other liabilities of $27.2 million. These decreases were primarily attributable to payments of approximately $8.6 million in connection with the settlement of a wage and hour class action settlement, $1.2 million for the settlement of a legal claim at Apex, payments totaling $4.7 million for a group of prior year accrued insurance claims, and overall decreases in other accrued liabilities due to the reduced level of operations during fiscal 2009. Additionally, there were decreases in accounts payable of $3.0 million due to the timing of the receipt and payment of invoices and an increase in income tax receivables of $1.0 million due to the timing of applicable tax payments.

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

During fiscal 2007, net cash provided by operating activities was $108.5 million. Net cash provided by operating activities was comprised primarily of net income, adjusted for non-cash items. Non-cash items during fiscal 2007 primarily included depreciation, amortization, stock-based compensation, deferred income taxes, and gain on disposal of assets. Changes in working capital and changes in other long term assets and liabilities contributed $7.6 million of operating cash flow during the fiscal year. Components of the working capital changes which contributed to operating cash flow for fiscal 2007 were a decrease in accounts receivable of $10.0 million due to billing and collection activity and the payment patterns of our customers and a decrease in current and other assets of $5.5 million primarily as a result of a decrease in prepaid insurance and other prepaid costs. Additionally, we had a net increase in accrued insurance claims and other liabilities of $9.9 million primarily attributable to increases in our insured claims liability with the addition of Prince and Broadband Installation Services to our insurance program, and increases in accrued payroll and payroll related items and accrued construction costs attributable to increased operating levels. Components of the working capital changes which used operating cash flow for fiscal 2007 were an increase in net costs and estimated earnings in excess of billings of $14.2 million due to fiscal 2007 operating levels, a decrease in accounts payable of $2.2 million due to the timing of receipt and payment of invoices, and a decrease in income taxes payable of $1.3 million at the end of fiscal 2007. Based on fourth quarter revenues, days sales outstanding for accounts receivable, net was 42.1 days as of July 28, 2007 compared to 51.4 days at July 29, 2006. Based on fourth quarter revenues, days sales outstanding for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, was 27.2 days as of July 28, 2007 compared to 28.5 days at July 29, 2006. The decrease in combined days sales outstanding for accounts receivable and costs and estimated earnings in excess of billings is due to the above mentioned factors.

Cash used in investing activities.  During fiscal 2009, net cash used in investing was $25.4 million. Capital expenditures were $30.5 million offset in part by $5.2 million in proceeds from the sale of assets. Capital expenditures declined in fiscal 2009 compared to fiscal 2008 as we replaced fewer assets and sized our fleet of assets to reflect lower work volume. Restricted cash, primarily related to funding provisions of our insurance claims program, decreased less than $0.1 million.

During fiscal 2008 net cash used in investing activities was $62.1 million. Capital expenditures were $72.1 million offset in part by $9.8 million in proceeds from the sale of assets, primarily vehicles and equipment. Increases in restricted cash during fiscal 2008 related to funding provisions of our insurance claims program resulted in the use of $0.3 million. During fiscal 2008, we received $0.5 million in satisfaction of indemnification claims in connection with the acquisition of Broadband Installation Services.

During fiscal 2007 net cash used in investing activities was $124.6 million. We paid $55.2 million in connection with the acquisition of Broadband Installation Services, $5.5 million in connection with the acquisition of certain assets and assumption of certain liabilities of Cavo, and $1.1 million for the acquisition of certain assets of a cable television operator in fiscal 2007. During fiscal 2007, capital expenditures were $77.1 million and proceeds from the sale of assets were $14.8 million, including $4.2 million from the sale of real estate. Restricted cash increased $0.4 million during fiscal 2007 related to funding provisions of our insured claims program.

Cash (used in) provided by financing activities.  Net cash used in financing activities was $18.6 million for fiscal 2009. During fiscal 2009, we paid $1.8 million for debt issuance costs in connection with entering into our credit facility in September 2008 and we borrowed and repaid $30.0 million under the facility. In addition, we paid $2.3 million for principal amounts owed on capital leases and purchased $14.65 million principal amount of our senior subordinated notes due 2015 (“Notes”) for $11.3 million. During fiscal 2009, we repurchased 450,000 shares of our common stock in open market transactions for $2.9 million at an average price of $6.48 per share. In addition, during fiscal 2009, we withheld shares of restricted units and paid $0.2 million to tax authorities in order to meet payroll tax withholding obligations on restricted units that vested to certain of our officers and employees during those periods.

During fiscal 2008, net cash used in financing activities was $39.0 million. This included total borrowings of $30.0 million under our previous credit agreement and repayments of $40.0 million against outstanding borrowings under the previous credit agreement. In addition, we paid $3.5 million for principal payments on our capital leases. During fiscal 2008, we repurchased 1,693,500 shares of our common stock for $25.2 million in open market transactions at an average price of $14.83 per share. During fiscal 2008, we withheld 81,680 shares of restricted stock/units and paid approximately $2.1 million to the appropriate tax authorities in order to meet payroll tax withholding obligations on restricted stock and restricted units that vested to our officers and employees. We received $1.3 million from the exercise of stock options for fiscal 2008 and received excess tax benefits of $0.5 million from the exercise of stock options and vesting of restricted stock and restricted stock units.

Net cash provided by financing activities was $7.7 million for fiscal 2007. Proceeds from long-term debt were $115.0 million during fiscal 2007 and consisted of borrowings under our previous credit agreement, of which $50.0 million was used in connection with the acquisition of Broadband Installation Services in September 2006. During fiscal 2007, we repaid $105.0 million of borrowings under our previous credit agreement and made principal payments of $8.6 million on capital leases and other notes payable. During fiscal 2007, we withheld shares of restricted stock totaling 52,427 in order to meet payroll tax withholding obligations on restricted stock that vested to our employees and officers and we remitted approximately $1.1 million to the Internal Revenue Service to satisfy the required tax. We received proceeds of $7.1 million from the exercise of stock options and received excess tax benefits of $0.4 million from the exercise of stock options and vesting of restricted stock for fiscal 2007.

Compliance with Notes and Credit Agreement.

The indenture governing the Notes contains covenants that restrict our ability to:

•	make certain payments, including the payment of dividends;

• redeem or repurchase our capital stock;

• incur additional indebtedness and issue preferred stock;

• make investments or create liens;

• enter into sale and leaseback transactions;

• merge or consolidate with another entity;

• sell certain assets; and

• enter into transactions with affiliates.

As of July 25, 2009, the outstanding principal balance of the Notes was $135.35 million and we were in compliance with all covenants and conditions under the indenture governing the Notes.

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

During the third quarter of fiscal 2009, we entered into an amendment (the “Amendment”) to the Credit Agreement which added an additional bank to the syndicate of banks and increased the maximum borrowing available under the Credit Agreement from $195.0 million to $210.0 million. After giving effect to the Amendment, the Incremental Revolving Facility was reduced by $15.0 million, permitting incremental borrowings of up to $85.0 million.

Borrowings under the Credit Agreement bear interest, at our option, at either (a) the administrative agent’s base rate, described in the Credit Agreement as the higher of the administrative agent’s prime rate or the federal funds rate plus 0.50%, or (b) LIBOR (a publicly published rate) plus, in either instance, a spread determined by our consolidated leverage ratio. Under the Credit Agreement during fiscal 2009, the spread above the administrative agent’s base rate ranged from 0.75% to 1.00% and the spread above LIBOR ranged from 1.75% to 2.00%. The Credit Agreement also includes fees for outstanding letters of credit and unutilized commitments based on the Company’s consolidated leverage ratio. During fiscal 2009, fees for outstanding letters of credit on the Credit Agreement ranged from 1.875% to 2.125% per annum and fees for unutilized commitments ranged from 0.625% to 0.75% per annum on the applicable balances as determined by our consolidated leverage ratio. The payments under the Credit Agreement are guaranteed by certain subsidiaries and secured by a pledge of (i) 100% of the equity of the Company’s material domestic subsidiaries, and (ii) 100% of the non-voting equity and 65% of the voting equity of first tier material foreign subsidiaries, if any, in each case excluding certain unrestricted subsidiaries.

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

As of July 25, 2009, we had no outstanding borrowings and $48.1 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are issued as part of our insurance program. At July 25, 2009, we had additional borrowing availability of $161.9 million as determined by the most restrictive covenants of the Credit Agreement and were in compliance with all of the financial covenants.

Contractual Obligations.  The following tables set forth our outstanding contractual obligations, including related party leases, as of July 25, 2009:

				Greater
	Less Than	Years	Years	Than 5
	1 Year	1-3	3 - 5	Years	Total
	(Dollars in thousands)

Notes	$—	$—	$—	$135,350	$135,350
Interest payments on debt (excluding capital leases)	10,997	21,994	21,994	16,497	71,482
Capital lease obligations (including interest and executory costs)	1,053	58	—	—	1,111
Operating leases	8,724	10,347	6,741	5,944	31,756
Employment agreements	3,081	2,975	—	—	6,056

Total	$23,855	$35,374	$28,735	$157,791	$245,755

Our consolidated balance sheet as of July 25, 2009 includes a long term liability of approximately $29.8 million for Accrued Insurance Claims. This liability has been excluded from the above table as the timing of any cash payments is uncertain. See Note 8 of the notes to consolidated financial statements for additional information regarding our accrued insurance claims liability.

The liability for unrecognized tax benefits for uncertain tax positions at July 25, 2009 was $2.9 million. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolutions of the underlying tax positions with the relevant tax authorities.

Off-Balance Sheet Arrangements.  We have obligations under performance bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our obligations under a contract. As of July 25, 2009, we had $36.1 million of outstanding performance bonds and no events have occurred in which the customers have exercised their rights under the performance bonds.

Related party transactions.  We lease administrative offices from entities related to officers of our subsidiaries. The total expense under these arrangements for each of fiscal 2009, 2008, and 2007 was $1.0 million, $1.4 million, and $1.3 million, respectively. The remaining future minimum lease commitments under these arrangements is approximately $0.8 million for each of fiscal years 2010 through 2013, and will total $1.0 million in fiscal 2014. Additionally, we paid $0.3 million and $0.7 million for fiscal 2008 and fiscal 2007, respectively, in subcontracting services to entities related to officers of certain of our subsidiaries. There was a minimal amount paid in subcontracting services to entities related to officers of certain of our subsidiaries for other business purposes in fiscal 2009.

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

Although recent distress in the financial markets has not significantly impacted our financial position as of July 25, 2009 or our cash flows for fiscal 2009, management continues to monitor the financial markets and assess general economic conditions. If further changes in financial markets or other areas of the economy adversely impact our ability to access capital markets, we would expect to rely on a combination of available cash and existing committed credit facilities to provide short-term funding. We believe that our cash investment policies are conservative and we expect that the current volatility in the capital markets will not have a material impact on our cash investments.

Backlog.  Our backlog consists of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under master service agreements and other long-term requirements contracts. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical experience with customers and, more generally our experience in procurements of this type. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Our estimates of a customer’s requirements during a particular future period may not prove to be accurate, particularly in light of the current economic conditions and the uncertainty that imposes on changes in our customer’s requirements for our services.

Our backlog totaled $935.4 million and $1.313 billion at July 25, 2009 and July 26, 2008, respectively. We expect to complete 62.2% of the July 25, 2009 backlog during fiscal 2010.

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

In addition, we have experienced and expect to continue to experience quarterly variations in revenues and net income (loss) as a result of other factors, including:

•	the timing and volume of customers’ construction and maintenance projects;

•	seasonal budgetary spending patterns of customers and the timing of budget approvals;

•	the commencement or termination of master service agreements and other long-term agreements with customers;

•	costs incurred to support growth internally or through acquisitions;

•	fluctuations in results of operations caused by acquisitions;

•	fluctuation in the employer portion of payroll taxes as a result of reaching the limitation on social security withholdings and unemployment obligations;

•	changes in mix of customers, contracts, and business activities;

•	fluctuations in insurance expense due to changes in claims experience and actuarial assumptions;

•	fluctuations in stock-based compensation expense as a result of performance criteria in performance-based share awards, as well as the timing and vesting period of all stock-based awards;

•	fluctuations in performance cash awards as a result of operating results;

•	fluctuations interest expense due to levels of debt and related borrowing costs;

•	fluctuations in other income as a result of the timing and levels of capital assets sold during the period; and

•	fluctuations in income tax expense due to levels of taxable earnings.

Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

Recently Issued Accounting Pronouncements

Refer to Note 1 of notes to consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to interest rates on our cash and equivalents and our debt obligations. We monitor the effects of market changes on interest rates and manage interest rate risks by investing in short-term cash equivalents with market rates of interest and by maintaining a mix of fixed and variable rate debt. A hypothetical 100 basis point change in interest rates would result in a change to annual earnings of approximately $1.0 million based on the amount of cash and equivalents held as of July 25, 2009.

Our Credit Agreement permits borrowings at a variable rate of interest; however, we had no outstanding borrowings as of July 25, 2009. Outstanding long-term debt at July 25, 2009 included $135.35 million in Notes due in 2015, which bear a fixed rate of interest of 8.125%. Due to the fixed rate of interest on the Notes, changes in interest rates would not have an impact on the related interest expense. The fair value of the outstanding Notes totaled approximately $111.2 million as of July 25, 2009 based on quoted market prices. There exists market risk sensitivity on the fair value of the fixed rate Notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $3.3 million, calculated on a discounted cash flow basis.

We had $1.0 million of capital leases outstanding at July 25, 2009 with varying rates of interest due through fiscal 2011 under separate lease agreements. A hypothetical 100 basis point change in interest rates in effect at July 25, 2009 on these capital leases would not have a material impact on the fair value of the leases or on our annual interest cost.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of July 25, 2009, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and related notes and Report of Independent Registered Public Accounting Firm follow on subsequent pages of this report.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JULY 25, 2009 AND JULY 26, 2008

	July 25,	July 26,
	2009	2008
	(Dollars in thousands)

ASSETS
CURRENT ASSETS:
Cash and equivalents	$104,707	$22,068
Accounts receivable, net	116,968	146,420
Costs and estimated earnings in excess of billings	67,111	94,270
Deferred tax assets, net	15,779	19,347
Income taxes receivable	7,016	6,014
Inventories	8,303	8,994
Other current assets	7,323	7,968

Total current assets	327,207	305,081

Property and equipment, net	142,132	170,479
Goodwill	157,851	252,374
Intangible assets, net	56,056	62,860
Other	10,211	10,478

Total non-current assets	366,250	496,191

TOTAL	$693,457	$801,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,977	$29,835
Current portion of debt	926	2,306
Billings in excess of costs and estimated earnings	151	483
Accrued insurance claims	27,386	29,834
Other accrued liabilities	52,590	69,006

Total current liabilities	110,030	131,464

LONG-TERM DEBT	135,377	151,049
ACCRUED INSURANCE CLAIMS	29,759	37,175
DEFERRED TAX LIABILITIES, net non-current	22,910	31,750
OTHER LIABILITIES	4,758	5,741

Total liabilities	302,834	357,179

COMMITMENTS AND CONTINGENCIES, Notes 10, 11, 16 and 18
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 38,998,513 and 39,352,020 issued and outstanding, respectively	12,999	13,117
Additional paid-in capital	172,112	172,167
Accumulated other comprehensive income	69	186
Retained earnings	205,443	258,623

Total stockholders’ equity	390,623	444,093

TOTAL	$693,457	$801,272

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 25, 2009, JULY 26, 2008, AND JULY 28, 2007

	2009	2008	2007
	(Dollars in thousands, except per share amounts)

REVENUES:
Contract revenues	$1,106,900	$1,229,956	$1,137,812

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	894,885	1,011,219	915,250
General and administrative (including stock-based compensation expense of $3.9 million, $5.2 million, and $6.2 million, respectively)	98,732	98,942	90,090
Depreciation and amortization	65,435	67,288	57,799
Goodwill impairment charge	94,429	9,672	—

Total	1,153,481	1,187,121	1,063,139

Interest income	261	691	966
Interest expense	(14,743)	(13,096)	(14,809)
Other income, net	6,564	7,154	8,647

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(54,499)	37,584	69,477

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	4,796	15,221	25,545
Deferred	(6,201)	(2,041)	1,730

Total	(1,405)	13,180	27,275

INCOME (LOSS) FROM CONTINUING OPERATIONS	(53,094)	24,404	42,202
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(86)	(2,726)	(318)

NET INCOME (LOSS)	$(53,180)	$21,678	$41,884

EARNINGS (LOSS) PER COMMON SHARE — BASIC:
Income (loss) from continuing operations	$(1.35)	$0.60	$1.04
Loss from discontinued operations	—	(0.07)	(0.01)

Net income (loss)	$(1.35)	$0.54	$1.04

EARNINGS (LOSS) PER COMMON SHARE — DILUTED:
Income (loss) from continuing operations	$(1.35)	$0.60	$1.04
Loss from discontinued operations	—	(0.07)	(0.01)

Net income (loss)	$(1.35)	$0.53	$1.03

SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON SHARE:
Basic	39,254,813	40,417,945	40,407,641

Diluted	39,254,813	40,601,739	40,713,895

Earnings (loss) per common share amounts may not add due to rounding.

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JULY 25, 2009, JULY 26, 2008, AND JULY 28, 2007

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings
	(Dollars in thousands)

Balances at July 29, 2006	40,612,059	$13,536	$178,760	$(8)	$197,167
Stock options exercised	409,944	137	6,914	—	—
Tax benefit from stock option and restricted stock plans	—	—	1,038	—	—
Issuance of restricted stock, net of cancellations	35,530	12	120	—	—
Stock-based compensation expense	—	—	6,088	—	—
Restricted stock repurchased for tax withholdings	(52,427)	(17)	(1,083)	—	—
Other comprehensive income	—	—	—	83	—
Net income	—	—	—	—	41,884

Balances at July 28, 2007	41,005,106	13,668	191,837	75	239,051
Adoption of FIN 48	—	—	—	—	(2,106)
Stock options exercised	63,878	21	1,318	—	—
Tax benefit from stock option and restricted stock plans	—	—	590	—	—
Stock-based compensation expense	—	—	5,040	—	—
Restricted stock repurchased for tax withholdings	(81,680)	(27)	(2,120)	—	—
Issuance of restricted stock, net of cancellations	58,216	20	96	—	—
Repurchase of common stock	(1,693,500)	(565)	(24,594)
Other comprehensive income	—	—	—	111	—
Net income	—	—	—	—	21,678

Balances at July 26, 2008	39,352,020	13,117	172,167	186	258,623
Stock options exercised	1,200	1	16	—	—
Tax benefit from stock option and restricted stock plans	—	—	(925)	—	—
Stock-based compensation expense	—	—	3,798	—	—
Restricted stock repurchased for tax withholdings	(33,597)	(11)	(236)	—	—
Issuance of restricted stock, net of cancellations	128,890	42	57	—	—
Repurchases of common stock	(450,000)	(150)	(2,765)	—	—
Other comprehensive loss	—	—	—	(117)	—
Net loss	—	—	—	—	(53,180)

Balances at July 25, 2009	38,998,513	$12,999	$172,112	$69	$205,443

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 25, 2009, JULY 26, 2008, AND JULY 28, 2007

	2009	2008	2007
	(Dollars in thousands)

OPERATING ACTIVITIES:
Net income (loss)	$(53,180)	$21,678	$41,884
Adjustments to reconcile net cash inflow from operating activities:
Depreciation and amortization	65,435	67,288	58,612
Bad debts expense (recovery), net	317	(43)	(61)
Gain on sale of fixed assets and other	(3,942)	(6,724)	(8,325)
Gain on extinguishment of debt, net	(3,027)	—	—
Write-off of deferred financing costs	551	—	—
Deferred income tax (benefit) provision	(5,693)	(2,342)	2,090
Stock-based compensation expense	3,897	5,156	6,220
Amortization of debt issuance costs	958	820	758
Goodwill impairment charge	94,429	9,672	—
Excess tax benefit from share-based awards	—	(479)	(382)
Other	26	120	52
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in operating assets:
Accounts receivable, net	29,478	482	9,988
Costs and estimated earnings in excess of billings, net	26,827	893	(14,154)
Other current assets and inventory	658	(752)	3,613
Other assets	1,099	824	1,874
Income taxes receivable	(1,002)	—	—
Increase (decrease) in operating liabilities:
Accounts payable	(2,995)	2,152	(2,235)
Accrued insurance claims and other liabilities	(27,200)	8,532	9,875
Income taxes payable	—	(2,988)	(1,348)

Net cash provided by operating activities	126,636	104,289	108,461

INVESTING ACTIVITIES:
Changes in restricted cash	(60)	(290)	(396)
Capital expenditures	(30,529)	(72,071)	(77,116)
Proceeds from sale of assets	5,203	9,740	14,785
Cash paid for acquisitions	—	—	(61,845)
Proceeds from acquisition indemnification claims	—	522	—

Net cash used in investing activities	(25,386)	(62,099)	(124,572)

FINANCING ACTIVITIES:
Proceeds from long-term debt	30,000	30,000	115,000
Principal payments on long-term debt	(32,337)	(43,496)	(113,627)
Purchase of senior subordinated notes	(11,292)	—	—
Debt issuance costs	(1,837)	—	—
Repurchases of common stock	(2,915)	(25,159)	—
Excess tax benefit from share-based awards	—	479	382
Restricted stock tax withholdings	(247)	(2,147)	(1,100)
Exercise of stock options and other	17	1,339	7,050

Net cash (used in) provided by financing activities	(18,611)	(38,984)	7,705

Net increase (decrease) in cash and equivalents	82,639	3,206	(8,406)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	22,068	18,862	27,268

CASH AND EQUIVALENTS AT END OF PERIOD	$104,707	$22,068	$18,862

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$14,562	$12,641	$14,095
Income taxes	$6,896	$18,698	$28,045
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$4,060	$1,919	$5,045

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

In September 2006, the Company acquired the outstanding common stock of Broadband Installation Services (formerly Cable Express). In January 2007, the Company acquired certain assets of a cable television operator. In March 2007, the Company acquired certain assets and assumed certain liabilities of Cavo Communications, Inc. (“Cavo”). The operating results of the businesses acquired by the Company are included in the accompanying consolidated financial statements from their respective acquisition dates.

The Company has determined that goodwill and non-current deferred tax liabilities, net from certain prior acquisitions from fiscal 2004 to fiscal 2007 were understated by a total of $12.2 million on the July 26, 2008 consolidated balance sheet. These amounts have been corrected on the July 26, 2008 consolidated balance sheet and in the related footnote disclosures. The Company has determined the impact of the above was immaterial to its consolidated balance sheet for all prior periods effected. The correction had no effect on the Company’s net income or cash flows included in previously issued financial statements.

Accounting Period — The Company uses a fiscal year ending the last Saturday in July. Fiscal 2009, 2008, and 2007 each consisted of 52 weeks. Fiscal 2010 will consist of 53 weeks.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For the Company, key estimates include: recognition of revenue for costs and estimated earnings in excess of billings, the fair value of goodwill and intangible assets, income taxes, accrued insurance claims, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. At the time they are made, the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to the financial statements.

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

Application of the percentage of completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. This estimation process is based upon the knowledge and experience of the Company’s project managers and financial personnel. Factors that the Company considers in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized in the period in which the revisions are determined. At the time a loss on a contract becomes known, the amount of the estimated loss expected to be incurred is accrued.

Allowance for Doubtful Accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period they become known. Management analyzes the collectability of accounts receivable balances each period. This review considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of the Company’s provision for doubtful accounts.

Cash and Equivalents — Cash and equivalents consists primarily of balances on deposit in financial institutions that the Company believes to be of high credit quality. A substantial portion of the balances held as cash in operating accounts with these financial institutions is within the current insurance levels of the Federal Deposit Insurance Corporation.

Restricted Cash — As of July 25, 2009 and July 26, 2008, the Company had approximately $4.9 million and $4.8 million, respectively, in restricted cash which is held as collateral in support of the Company’s insurance obligations. Restricted cash is included in other current assets and other assets in the consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the consolidated statements of cash flows.

Inventories — Inventories consist primarily of materials and supplies used in the Company’s business and are carried at the lower of cost (first-in, first out) or market (net realizable value). No material obsolescence reserve has been recorded for any of the periods presented.

Property and Equipment — Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives range from: buildings — 15-35 years; leasehold improvements — the term of the respective lease or the estimated useful life of the improvements, whichever is shorter; new vehicles — 3-7 years; used vehicles — 1-7 years; new equipment and machinery — 2-10 years; used equipment and machinery — 1-10 years; and furniture, fixtures, computer equipment and capitalized software — 1-10 years. Amortization of capital lease assets is included in depreciation expense. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income. Capitalized software is accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software consists primarily of costs to purchase and develop internal-use software and is generally amortized over a three year period and is included in depreciation expense.

Goodwill and Intangible Assets — The Company accounts for goodwill in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The Company’s reporting units and related indefinite-lived intangible assets are tested annually during the fourth fiscal quarter of each year in accordance with SFAS No. 142 in order to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If the Company determines the fair value of goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations during the period incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying value. If the Company determines the fair value of an asset is less than the carrying value, an impairment loss is incurred in an amount equal to the difference. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations during the period incurred.

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

Accrued Insurance Claims — The Company retains the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with the Company’s underground facility locating services. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as accrued insurance claims. As of July 25, 2009, the liability for accrued claims and related accrued processing costs was $57.1 million compared to $67.0 million at July 26, 2008. Based on payment patterns of similar prior claims, the Company expects $27.4 million of the amount accrued at July 25, 2009 to be paid within the next 12 months.

The Company estimates the liability for claims based on facts, circumstances and historical evidence. When loss reserves are recorded they are not discounted, even though they will not be paid until some time in the future. Factors affecting the determination of the expected cost for existing and incurred but not reported claims include, but are not limited to, the frequency of future claims, the payment pattern of claims which have been incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations.

Income Taxes — The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In May 2007, the FASB issued FASB Staff Position (“FSP”) No. 48-1, “Definition of Settlement in FASB Interpretation No. 48.” This FSP amends FIN 48 to provide guidance that a Company may recognize a previously unrecognized tax benefit if the tax position is effectively (as opposed to “ultimately”) settled through examination, negotiation, or litigation. The Company adopted the provisions of FIN 48 on July 29, 2007, the first day of fiscal 2008. See Note 11 to the Notes to Consolidated Financial Statements for further discussion regarding the adoption of the Interpretation.

Per Share Data — Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted shares and restricted share units. Diluted

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings (loss) per common share includes the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested time vesting and certain performance vesting restricted shares and restricted share units. Performance vesting restricted shares and restricted share units are only included in diluted earnings (loss) per common share calculations for the period if all the necessary performance conditions are satisfied and their impact is not anti-dilutive. Common stock equivalents related to stock options are excluded from diluted earnings (loss) per common share calculations if their effect would be anti-dilutive. See Note 3, Computation of Earnings (Loss) Per Common Share.

Stock-Based Compensation — The Company’s stock-based award programs are intended to attract, retain and reward talented employees, officers and directors, and to align stockholder and employee interests. The Company grants stock options, time-based and performance-based restricted stock units to certain employees and officers. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions. The fair value of restricted shares and units is estimated on the date of grant and is generally equal to the closing stock price on the date of grant. Time vesting restricted units vest ratably over a period of four years and are settled in one share of our common stock on the vesting date. Performance vesting restricted shares and units vest over a three year period from the date of grant, if certain performance goals are achieved. In accordance with SFAS No. 123(R) (“Share-Based Payment”), compensation costs for performance-based awards are recognized by the Company over the requisite service period if it is probable that the performance goal will be satisfied. The Company uses its best judgment to determine probability of achieving the performance goals at each reporting period and recognize compensation costs based on the Company’s estimate of the shares that are expected to vest.

Comprehensive Income (Loss) — During fiscal 2009, fiscal 2008, and fiscal 2007, the Company did not have any material changes in its equity resulting from non-owner sources, including foreign currency translation adjustments. Accordingly, comprehensive income (loss) approximated the net income (loss) amounts presented for the respective period’s operations.

Fair Value of Financial Instruments — SFAS No. 107, “Fair Value of Financial Instruments” (“SFAS No. 107”) requires certain disclosures regarding the fair value of financial instruments. The Company’s financial instruments consist primarily of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable and accrued expenses, and long-term debt. Excluding the Company’s 8.125% senior subordinated notes due October 2015, the carrying amounts of these instruments approximate their fair value due to the short maturity of these items. The Company determined that the fair value of the 8.125% senior subordinated notes at July 25, 2009 was $111.2 million based on quoted market prices compared to a carrying value of $135.35 million.

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

Recently Issued Accounting Pronouncements

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) on July 27, 2008, the first day of fiscal 2009. SFAS No. 157 defines fair value, establishes a measurement framework and expands disclosure requirements. It does not require any new fair value measurements. SFAS No. 157 applies to existing accounting pronouncements that require or permit fair value measurement as the relevant measurement attribute. The adoption of SFAS No. 157 for financial assets and liabilities did not have an impact on the Company’s consolidated financial statements. The effective date of the provisions of SFAS No. 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” and is effective for the Company beginning fiscal 2010.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not expect the impact of SFAS No. 157 for non-financial assets and liabilities to have a material effect on its consolidated financial statements.

The Company also adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), on July 27, 2008, the first day of fiscal 2009. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. As of July 25, 2009, the Company has elected to not apply fair value measurements for any of its financial instruments or any other assets and liabilities within the scope of SFAS No. 159.

The Company adopted SFAS No. 165, “Subsequent Events” (“SFAS No. 165”) during the fourth quarter of fiscal 2009, which was issued by the FASB in May 2009. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. SFAS No. 165 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance-sheet date should be disclosed if the financial statements would otherwise be misleading. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. SFAS No. 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 was effective for interim and annual financial periods ending after June 15, 2009, and should be applied prospectively. The Company evaluated subsequent events through the time of filing these financial statements with the SEC on September 3, 2009, and there were no subsequent events that would require disclosure.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental acquisition method of accounting established in SFAS No. 141; however, among other things, SFAS No. 141(R) requires fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. In April 2009, the FASB issued FASB Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies SFAS No. 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. SFAS No. 141(R) and FSP 141(R)-1 will be effective for the Company for any acquisition completed subsequent to July 25, 2009.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 will be effective for the Company in fiscal 2010. The adoption of FSP 142-3 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered as participating securities for the purposes of applying the two-class method of calculating earnings per share (“EPS”) under SFAS No. 128, “Earnings per Share.” The FASB staff concluded that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing EPS. EITF 03-6-1 is effective for the Company beginning in fiscal 2010 and also requires that all prior-period EPS data presented be adjusted retrospectively. The adoption of EITF 03-6-1 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amend SFAS No. 107 and APB Opinion

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements for publicly traded companies. FSP 107-1 and APB 28-1 are effective for the Company beginning with the first quarter of fiscal 2010. The adoption of FSP 107-1 and APB 28-1 will require expanded disclosure in the Notes to the Consolidated Financial Statements but will not impact the Company’s financial results.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement is effective for the Company in fiscal 2011. The adoption of SFAS No. 166 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity. This statement is effective for the Company in fiscal 2011. The adoption of SFAS No. 167 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”), which became the source of GAAP recognized by the FASB to be applied by nongovernmental entities on July 1, 2009. Rules and interpretive releases of SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. This statement is effective for the Company in the first quarter of fiscal 2010. The Company is evaluating the effect on its disclosures in the Notes to the Consolidated Financial Statements as all future references to authoritative accounting literature will be references in accordance with the Codification.

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

The summary comparative financial results of the discontinued operations were as follows:

	Fiscal Year Ended
	2009	2008	2007
	(Dollars in thousands)

Contract revenues of discontinued operations	$—	$—	$10,032
Loss from discontinued operations before income taxes	$(144)	$(4,524)	$(522)
Loss from discontinued operations, net of tax	$(86)	$(2,726)	$(318)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table represents the assets and the liabilities of the discontinued operations which are included in the consolidated balance sheets:

	2009	2008
	(Dollars in thousands)

Other current assets	$161	$667

Other current accrued liabilities	$528	$2,731

Other non-current liabilities	$429	$427

3.	Computation of Earnings (Loss) Per Common Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computation as required by SFAS No. 128. Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted shares and restricted share units. Diluted earnings (loss) per common share includes the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested time vesting and certain performance vesting restricted shares and restricted share units. Performance vesting restricted shares and restricted share units are only included in diluted earnings (loss) per common share calculations for the period if all the necessary performance conditions are satisfied and their impact is not anti-dilutive. Common stock equivalents related to stock options are excluded from diluted earnings (loss) per common share calculations if their effect would be anti-dilutive. For fiscal 2009, all common stock equivalents related to stock options and unvested

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted shares and restricted share units were excluded from the diluted loss per share calculation as their effect would be anti-dilutive due to the Company’s net loss for the period.

	Fiscal Year Ended
	2009	2008	2007
	(Dollars in thousands, except per share amounts)

Numerator:
Income (loss) from continuing operations	$(53,094)	$24,404	$42,202
Income (loss) from discontinued operations, net of tax	(86)	(2,726)	(318)

Net income (loss)	$(53,180)	$21,678	$41,884

Denominator:
Basic
Weighted-average number of common shares — Basic	39,254,813	40,417,945	40,407,641

Diluted
Weighted-average number of common shares — Basic	39,254,813	40,417,945	40,407,641
Potential common stock arising from stock options, unvested restricted shares and unvested restricted share units	—	183,794	306,254

Weighted-average number of common shares — Diluted	39,254,813	40,601,739	40,713,895

Antidilutive weighted shares excluded from the calculation of earnings (loss) per common share	3,305,164	2,039,444	2,168,547

EARNINGS (LOSS) PER COMMON SHARE — BASIC:
Income (loss) from continuing operations	$(1.35)	$0.60	$1.04
Loss from discontinued operations	—	(0.07)	(0.01)

Net income (loss)	$(1.35)	$0.54	$1.04

EARNINGS (LOSS) PER COMMON SHARE — DILUTED:
Income (loss) from continuing operations	$(1.35)	$0.60	$1.04
Loss from discontinued operations	—	(0.07)	(0.01)

Net income (loss)	$(1.35)	$0.53	$1.03

Earnings (loss) per common share amounts may not add due to rounding.

4.	Accounts Receivable

Accounts receivable consists of the following:

	2009	2008
	(Dollars in thousands)

Contract billings	$113,275	$145,346
Retainage	3,098	972
Other receivables	1,403	871

Total	117,776	147,189
Less: allowance for doubtful accounts	808	769

Accounts receivable, net	$116,968	$146,420

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allowance for doubtful accounts changed as follows:

	Fiscal Year Ended
	2009	2008
	(Dollars in thousands)

Allowance for doubtful accounts at beginning of period	$769	$986
Bad debt expense, net	317	(43)
Amounts charged against the allowance	(278)	(174)

Allowance for doubtful accounts at end of period	$808	$769

As of July 25, 2009, the Company expected to collect all retainage balances within the next twelve months.

5.	Costs and Estimated Earnings on Contracts in Excess of Billings

Costs and estimated earnings in excess of billings, net, consists of the following:

	2009	2008
	(Dollars in thousands)

Costs incurred on contracts in progress	$53,823	$75,978
Estimated to date earnings	13,288	18,292

Total costs and estimated earnings	67,111	94,270
Less: billings to date	151	483

	$66,960	$93,787

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$67,111	$94,270
Billings in excess of costs and estimated earnings	(151)	(483)

	$66,960	$93,787

The above amounts include revenue for services from contracts based both on the units of delivery and the cost-to-cost measures of the percentage of completion method.

6.	Property and Equipment

Property and equipment, including amounts for assets subject to capital leases, consists of the following:

	2009	2008
	(Dollars in thousands)

Land	$2,974	$2,953
Buildings	9,875	9,751
Leasehold improvements	4,361	3,959
Vehicles	199,372	204,814
Computer hardware and software	42,323	34,844
Office furniture and equipment	5,030	5,495
Equipment and machinery	123,709	133,138

Total	387,644	394,954
Less accumulated depreciation	245,512	224,475

Property and equipment, net	$142,132	$170,479

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense and repairs and maintenance, including amounts for assets subject to capital leases, were as follows:

	Fiscal Year Ended
	2009	2008	2007
	(Dollars in thousands)

Depreciation expense	$58,630	$60,010	$51,002
Repairs and maintenance expense	$15,924	$19,966	$19,802

7.	Goodwill and Intangible Assets

The Company’s goodwill and intangible assets consists of the following:

	Useful Life	2009	2008
	In Years	(Dollars in thousands)

Goodwill	N/A	$157,851	$252,374

Intangible Assets:
Carrying amount
Covenants not to compete	5	$—	$800
UtiliQuest tradename	Indefinite	4,700	4,700
Tradenames	4 - 15	2,925	2,925
Customer relationships	5 - 15	77,555	77,555

		85,180	85,980
Accumulated amortization:
Covenants not to compete		—	747
Tradenames		897	714
Customer relationships		28,227	21,659

		29,124	23,120

Net Intangible Assets		$56,056	$62,860

Amortization expense for finite-lived intangible assets for fiscal years 2009, 2008, and 2007 was $6.8 million, $7.3 million, and $6.8 million, respectively. Amortization of the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Estimated amortization expense for fiscal 2010 through fiscal 2014 and thereafter for amortizing intangibles is as follows (dollars in thousands):

2010	$6,314
2011	$6,022
2012	$5,503
2013	$5,385
2014	$5,160
Thereafter	$22,972

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce their fair value below carrying value. During fiscal 2009, the Company’s market capitalization was significantly impacted by the extreme volatility in the U.S. equity and credit markets and was below the book value of shareholders’ equity as of the end of the Company’s second quarter. As a result, the Company evaluated whether the decrease in its market capitalization reflected factors that would more likely than not reduce the fair value of the Company’s reporting units below their carrying value. Based on a combination of factors, including the economic environment, the sustained period of decline in the Company’s market capitalization, and the implied valuation and discount rate assumptions in the Company’s industry, the Company concluded there were sufficient indicators to perform an interim impairment test of the reporting units and related intangible assets as of January 24, 2009.

The Company’s estimate of the fair value of its reporting units was based on projections of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The key assumptions impacting the fair value of the Company’s reporting units during the fiscal 2009 interim impairment analysis were: (a) expected cash flow for a period of seven years; (b) terminal value based upon terminal growth rates of between 2% and 4%; and (c) a discount rate of 18% which was based on the Company’s best estimate of the weighted average cost of capital adjusted for risks associated with the Company’s reporting units. The discount rate used in the fiscal 2009 analysis increased compared to the Company’s fiscal 2008 annual analysis described below due to economic conditions and lower industry valuation comparisons. This increase in the discount rate caused a substantial decline in the calculated estimate of fair value of the reporting units. The Company believes the assumptions used in the fiscal 2009 interim impairment analysis were consistent with the risk inherent in the business models of the Company’s reporting units and within the Company’s industry.

As a result of the Company’s impairment analysis, the Company determined that the estimated fair value of the Broadband Installation Services, C-2 Utility Contractors (“C-2”), Ervin Cable Construction (“Ervin”), Nichols Communications (“Nichols”), Stevens Communications (“Stevens”), and UtiliQuest reporting units were less than their respective carrying values. Accordingly, the Company performed a further analysis to determine the implied fair value of each the Company’s reporting units’ goodwill. This analysis included a hypothetical valuation of all of the tangible and intangible assets of the reporting units as if they had been acquired in separate business combinations. The Company recognized a preliminary goodwill impairment charge of $94.4 million during the second quarter of fiscal 2009. The Company’s interim impairment analysis was finalized during the third quarter of fiscal 2009 and no further charges were incurred. The second quarter charge included impairments at the following reporting units: Broadband Installation Services for $14.8 million, C-2 for $9.2 million, Ervin for $15.7 million, Nichols for $2.0 million, Stevens for $2.4 million and UtiliQuest for $50.5 million. After the charges, the C-2, Nichols, and Stevens reporting units have no remaining goodwill. The goodwill impairment charge did not affect the Company’s compliance with any covenants under the Company’s revolving credit agreement or senior subordinated notes. Furthermore, an interim impairment test of the Company’s finite-lived intangible assets was also performed under the guidance of SFAS No. 144. In accordance with SFAS No. 144, recoverability was determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. The Company determined there was no impairment of any of its finite-lived intangible assets during fiscal 2009.

The Company performed its annual impairment test in the fourth quarter of fiscal 2009 and there was no impairment of goodwill or indefinite-lived intangible assets. However, the estimated fair value of the Prince Telecom (“Prince”) reporting unit exceeded its carrying value by a margin of less than 25%. There were also smaller margins of fair value over carrying value for the Broadband Installations Services, Ervin, and UtiliQuest reporting units, as their carrying values were written down to their estimated fair values during fiscal 2009. As a result, the goodwill balances of these reporting units may have an increased likelihood of impairment in future periods if adverse events were to occur or circumstances were to change and the long-term outlook for their cash flows were adversely impacted. Broadband Installation Services, Ervin, Prince, and UtiliQuest have remaining goodwill balances of $19.7 million, $7.4 million, $39.7 million, and $35.6 million, respectively, as of July 25, 2009.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Except for the goodwill impairment charges, none of the Company’s reporting units has incurred significant losses in fiscal 2009. The estimates and assumptions used in assessing the fair value of the Company’s reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Changes in the Company’s judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in impairments of goodwill or intangible assets at additional reporting units. A change in the estimated discount rate used would impact the amount of the goodwill impairment charges recorded during fiscal 2009. Additionally, continued adverse conditions in the economy and future volatility in the equity and credit markets could further impact the valuation of the Company’s reporting units. The Company can provide no assurances that, if such conditions continue, they will not trigger additional impairments of goodwill and other intangible assets in future periods.

As a result of the Company’s fiscal 2008 annual impairment analysis, the Company determined that the goodwill of its Stevens reporting unit and Nichols reporting unit were impaired and consequently recognized goodwill impairment charges of approximately $5.9 and $3.8 million, respectively, during the fourth quarter of fiscal 2008. The fiscal 2008 analysis used the same valuation techniques described for the fiscal 2009 interim analysis. The key assumptions used to determine the fair value of its reporting units during the fiscal 2008 annual impairment analysis were: (a) expected cash flow for a period of seven years; (b) terminal value based upon terminal growth rates of between 2% and 4%; and (c) a discount rate of 12% which was based on the Company’s best estimate during the period of the weighted average cost of capital adjusted for risks associated with the reporting units. The assumptions used in the fiscal 2008 annual impairment analysis were consistent with the risk inherent in the business models of the Company’s reporting units at the time the analysis was performed. The fiscal 2008 impairment of Stevens and Nichols was primarily the result of a change in management’s expectations of long-term cash flows from customers of these reporting units. As disclosed in the Company’s previous filings with the Securities and Exchange Commission, each of these reporting units has a concentration of revenues from a limited number of customers. Changes in anticipated demand had an adverse impact on the expected future cash flows of the reporting units used in the annual impairment analysis performed during the fourth quarter of fiscal 2008. The reduction in demand is the result of customers allocating of their capital spending away from work management anticipated would be performed by these reporting units. In performing the SFAS No. 142 impairment assessment, management determined that this shift in demand was more than temporary, consequently impacting the expected cash flows over the seven year period used in the Company’s goodwill analysis.

As of July 25, 2009, the Company believes the carrying value of its goodwill and other indefinite-lived intangible asset is recoverable; however, there can be no assurances that they will not be impaired in future periods. Certain of the Company’s reporting units also have other intangible assets including tradenames and customer relationship intangibles. As of July 25, 2009, management believes that the carrying amounts of the intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets may become impaired.

8.	Accrued Insurance Claims

The Company retains the risk of loss, up to certain limits, for claims relating to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. With regard to losses occurring in fiscal year 2009 and fiscal 2010, the Company has retained the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability and workers’ compensation. These annual retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in three states in which the Company participates in a state sponsored insurance fund. Aggregate stop loss coverage for automobile liability, general liability and workers’ compensation claims is $45.0 million and $43.8 million for fiscal 2009 and fiscal 2010, respectively. For losses under the Company’s employee health plan occurring during fiscal 2009 and fiscal 2010, it has retained the risk of loss, on an annual basis, of $250,000 per participant.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued insurance claims consist of the following:

	2009	2008
	(Dollars in thousands)

Amounts expected to be paid within one year:
Accrued auto, general liability and workers’ compensation	$15,559	$16,599
Accrued employee group health	3,698	4,506
Accrued damage claims	8,129	8,729

	27,386	29,834
Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers’ compensation	23,866	30,156
Accrued damage claims	5,893	7,019

	29,759	37,175

Total accrued insurance claims	$57,145	$67,009

Included in accrued insurance claims at July 26, 2008 was $4.7 million for a group of prior year accrued insurance claims that were paid during fiscal 2009.

9.	Other Accrued Liabilities

Other accrued liabilities consist of the following:

	2009	2008
	(Dollars in thousands)

Accrued payroll and related taxes	$22,041	$25,935
Accrued employee benefit and incentive plan costs	7,195	7,017
Accrued construction costs	8,083	10,434
Accrued interest and related bank fees	3,228	3,621
Current liabilities of discontinued operations	528	2,731
Other	11,515	19,268

Total other accrued liabilities	$52,590	$69,006

Included in other accrued liabilities as of July 26, 2008 was $8.6 million in accrued costs related to a wage and hour class action settlement (see Note 18). This amount was paid during fiscal 2009.

10.	Debt

The Company’s debt consists of the following:

	2009	2008
	(Dollars in thousands)

Senior subordinated notes	$135,350	$150,000
Capital leases	953	3,355

	136,303	153,355
Less: current portion	926	2,306

Long-term debt	$135,377	$151,049

On September 12, 2008, the Company entered into a new three-year $195.0 million revolving Credit Agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement has an expiration date of September 12, 2011 and includes a sublimit of $100.0 million for the issuance of letters of credit. Subject to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain conditions, the Credit Agreement provides for two one-year extensions and also provided the ability to borrow an incremental $100.0 million (the “Incremental Revolving Facility”). The Credit Agreement replaced the Company’s existing credit facility which was due to expire in December 2009. Letters of credit issued from the prior agreement were transferred to the Credit Agreement.

During the third quarter of fiscal 2009, the Company entered into an amendment (the “Amendment”) to the Credit Agreement which added an additional bank to the syndicate of banks and increased the maximum borrowing available under the Credit Agreement from $195.0 million to $210.0 million. After giving effect to the Amendment, the Incremental Revolving Facility was reduced by $15.0 million, permitting incremental borrowings of up to $85.0 million.

Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (a) the administrative agent’s base rate, described in the Credit Agreement as the higher of the administrative agent’s prime rate or the federal funds rate plus 0.50%, or (b) LIBOR (a publicly published rate) plus, in either instance, a spread determined by the Company’s consolidated leverage ratio.

Under the Credit Agreement during fiscal 2009, the spread above the administrative agent’s base rate ranged from 0.75% to 1.00% and the spread above LIBOR ranged from 1.75% to 2.00%. The Credit Agreement also includes fees for outstanding letters of credit and unutilized commitments based on the Company’s consolidated leverage ratio. During fiscal 2009, fees for outstanding letters of credit on the Credit Agreement ranged from 1.875% to 2.125% per annum and fees for unutilized commitments ranged from 0.625% to 0.75% per annum, on the applicable balances as determined by the Company’s consolidated leverage ratio. The payments under the Credit Agreement are guaranteed by certain subsidiaries and secured by a pledge of (i) 100% of the equity of the Company’s material domestic subsidiaries, and (ii) 100% of the non-voting equity and 65% of the voting equity of first tier material foreign subsidiaries, if any, in each case excluding certain unrestricted subsidiaries.

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

As of July 25, 2009, the Company had no outstanding borrowings and $48.1 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are issued as part of the Company’s insurance program. At July 25, 2009, the Company had additional borrowing availability of $161.9 million as determined by the most restrictive covenants of the Credit Agreement and was in compliance with all of the financial covenants.

In October 2005, Dycom Investments, Inc., a wholly-owned subsidiary of the Company, issued $150.0 million in aggregate principal amount of 8.125% senior subordinated notes due October 2015 (“Notes”). Interest is due on April 15th and October 15th of each year. The Company purchased $4.65 million principal amount of the Notes for $3.2 million during the second quarter of fiscal 2009 and $10.0 million principal amount of the Notes for $8.1 million during the third quarter of fiscal 2009. After the write-off of associated debt issuance costs, the net gain reported as other income was $3.0 million for fiscal 2009. The indenture governing the Notes contains covenants that restrict the Company’s ability to:

•	make certain payments, including the payment of dividends;

•	redeem or repurchase capital stock;

•	incur additional indebtedness and issue preferred stock;

•	make investments or create liens;

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	enter into sale and leaseback transactions;

•	merge or consolidate with another entity;

•	sell certain assets; and

•	enter into transactions with affiliates.

As of July 25, 2009, the outstanding balance of the Notes was $135.35 million and the Company was in compliance with financial covenants and conditions under the indenture governing the Notes.

The Company had $1.0 million in capital lease obligations as of July 25, 2009 which were assumed in connection with the fiscal 2007 acquisitions of Broadband Installation Services and Cavo.

11.	Income Taxes

The Company adopted FIN 48 effective the beginning of fiscal 2008. As a result of adoption, retained earnings decreased by approximately $2.1 million. The adoption also resulted in the reclassification of accruals for uncertain tax positions from income taxes payable to other current accrued liabilities and other non-current liabilities in the accompanying consolidated balance sheet. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses.

During fiscal 2009, the Company reversed liabilities for unrecognized tax benefits and interest that were no longer required in the amounts of $1.5 million and $0.5 million, respectively. During fiscal 2008, the Company reversed liabilities for unrecognized tax benefits and interest that were no longer required in the amounts of $2.0 million and $0.9 million, respectively. The Company has approximately $0.5 million for the payment of interest and penalties accrued at July 25, 2009. In addition, the application of FIN 48 resulted in the decrease of goodwill in the amount of $0.1 million and $0.2 million for fiscal 2009 and fiscal 2008, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

Balance at adoption on July 29, 2007	$6,569
Additions based on tax positions related to the current year	329
Settlements with taxing authorities	(702)
Reductions related to the expiration of statutes of limitations	(1,992)

Balance at July 26, 2008	4,204
Additions based on tax positions related to the current year	229
Additions based on tax positions related to the prior year	21
Settlements with taxing authorities	(106)
Reductions related to the expiration of statutes of limitations	(1,451)

Balance at July 25, 2009	$2,897

As of July 25, 2009, the total amount remaining of unrecognized tax benefits is $2.9 million. If it is subsequently determined this amount is not required, approximately $2.6 million will affect the Company’s effective tax rate and $0.3 million will reduce goodwill during the periods recognized.

The Company files income tax returns in the U.S. federal jurisdiction, multiple state jurisdictions and in Canada. The Company is no longer subject to U.S. federal and most state and local income tax examinations for years through 2005. Management believes its provision for income taxes is adequate; however, any material assessment could adversely affect the Company’s results of operations, cash flows and liquidity. Measurement of certain aspects of the Company’s tax positions are based on interpretations of tax regulations, federal and state case law and the applicable statutes. Based on these interpretations, management believes it is reasonably possible that unrecognized tax benefits will decrease in the next twelve months in the amount of approximately $1.1 million, primarily as a result of the expiration of various statutes of limitations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision (benefit) for income taxes for continuing operations are as follows:

	Fiscal Year Ended
	2009	2008	2007
	(Dollars in thousands)

Current:
Federal	$3,869	$12,026	$22,002
State	927	3,195	3,543

	4,796	15,221	25,545

Deferred:
Federal	(4,866)	(1,161)	1,360
Foreign	250	(222)	149
State	(1,585)	(658)	221

	(6,201)	(2,041)	1,730

Total tax provision	$(1,405)	$13,180	$27,275

Substantially all of the Company’s pre-tax income (loss) is from operations in the United States. There were immaterial amounts of pre-tax income (loss) related to foreign operations for fiscal 2009, fiscal 2008, and fiscal 2007. The provision (benefit) for income taxes for discontinued operations in fiscal 2009, 2008, and 2007 was $(0.1) million, $(1.8) million, and $(0.2) million, respectively.

The deferred tax provision (benefit) represents the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The significant components of deferred tax assets and liabilities are comprised of the following:

	2009	2008
	(Dollars in thousands)

Deferred tax assets:
Insurance and other non-deductible reserves	$25,320	$32,412
Allowance for doubtful accounts and reserves	1,008	639
Other	4,127	4,344

Gross deferred tax assets	30,455	37,395
Valuation allowance	(564)	(330)

Net deferred tax assets	$29,891	$37,065

Deferred tax liabilities:
Property and equipment	$21,191	$19,486
Goodwill and intangibles	15,144	29,982
Other	687	—

	$37,022	$49,468

Net deferred tax liabilities	$(7,131)	$(12,403)

As of July 25, 2009, we had approximately $0.5 million of federal and foreign and $14.5 million of state net operating loss carryforwards, which are mostly set to expire starting in fiscal 2012. The valuation allowance reduces the deferred tax asset balances to the amount that the Company has determined is more likely than not to be realized. This allowance was deemed necessary as the Company’s ability to benefit from several state deferred tax assets for net operating loss carryforwards is uncertain.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the total tax provision and the amount computed by applying the statutory federal income tax rates to pre-tax income from continuing operations is as follows:

	Fiscal Year Ended
	2009	2008	2007
	(Dollars in thousands)

Statutory rate applied to pre-tax income	$(19,074)	$13,154	$24,317
State taxes, net of federal tax benefit	(428)	1,649	2,446
Write-down of goodwill, with no tax benefit	17,645	—	—
Permanent differences	1,009	865	507
Change in accruals for uncertain tax positions	(1,006)	(1,864)	—
Other items, net	449	(624)	5

Total tax provision	$(1,405)	$13,180	$27,275

12.	Other Income, net

The components of other income, net, are as follows:

	Fiscal Year Ended
	2009	2008	2007
	(Dollars in thousands)

Gain on sale of fixed assets	$3,942	$6,724	$8,125
Miscellaneous income	146	430	522
Gain on extinguishment of debt, net (See Note 10)	3,027	—	—
Write-off of deferred financing costs	(551)	—	—

Total other income, net	$6,564	$7,154	$8,647

13.	Employee Benefit Plans

The Company sponsors a defined contribution plan that provides retirement benefits to eligible employees that elect to participate. Under the plan, participating employees may defer up to 15% of their base pre-tax compensation. The Company contributes 30% of the first 5% of base compensation that a participant contributes to the plan. The Company’s contributions were $1.3 million, $1.4 million, and $1.3 million in fiscal 2009, 2008, and 2007, respectively.

A subsidiary acquired in fiscal 2007 participates in a multiemployer defined benefit pension plan that covers certain of its employees. The subsidiary makes periodic contributions to the plan to meet the benefit obligations. During fiscal 2009, 2008, and 2007, the subsidiary contributed approximately $5.3 million, $4.9 million, and $2.5 million, respectively, to the plan.

14.	Capital Stock

On each of August 28, 2007 and May 20, 2008, the Company’s Board of Directors authorized the repurchase of up to $15.0 million of its common stock in open market or private transactions (for an aggregate authorization of $30.0 million). The Board of Directors further increased its authorization to repurchase shares of its common stock by $15.0 million, from $30.0 million to $45.0 million on August 26, 2008. The stock repurchases are authorized to be made through February 2010. The Company repurchased and cancelled 450,000 shares during fiscal 2009 at an average price of $6.48 per share. As of July 25, 2009, approximately $16.9 million of the authorized amount remains for the repurchase of common stock.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The outstanding options under the 1991 Plan, the 1991 Arguss Plan, and the 1998 Plan are fully vested. The outstanding options under the 2003 Plan, the 2001 Directors Plan and 2007 Directors Plan vest ratably over a four-year period, beginning on the date of the grant. Time vesting restricted shares and units vest ratably over a four year period. Performance vesting restricted shares and units that are outstanding vest over a three year period from the grant date, if certain annual and three year Company performance goals are achieved. The Company’s policy is to issue new shares to satisfy equity awards under the Plans. Under the terms of the Plans, stock options are granted at the closing price on the date of the grant and are exercisable over a period of up to ten years.

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

The following table lists the number of shares available and outstanding under each plan as of July 25, 2009, including restricted performance shares and units that will be issued under outstanding awards if certain performance goals are met:

			Unvested
			Restricted
		Outstanding	Shares and	Shares
	Plan	Stock	Units	Available for
	Expiration	Options	Outstanding	Grant

1991 Plan	Expired	45,000	—	—
1991 Arguss Plan(a)	N/A	38,550	—	—
2001 Directors Plan(a)	2011	54,501	—	—
2002 Directors Plan(a)	2012	—	3,212	—
1998 Plan(a)	Expired	1,145,465	—	—
2003 Plan	2013	1,495,555	820,797	2,049,381
2007 Directors Plan	2017	87,604	33,733	159,813

		2,866,675	857,742	2,209,194

(a)	No further options will be granted under the 1991 Arguss Plan, the 2001 Directors Plan, the 2002 Directors Plan, or the 1998 Plan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the stock-based awards outstanding at July 25, 2009:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Subject to	Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value
				(In thousands)

Options outstanding	2,866,675	$23.36	5.2	$4,184

Options exercisable*	2,037,786	$29.80	3.5	$3

*	Options exercisable reflect the approximate amount of options expected to vest after giving effect to estimated forfeitures at an insignificant rate.

			Weighted
		Weighted	Average	Aggregate
	Restricted	Average	Remaining	Intrinsic
	Shares/Units	Grant Price	Vesting Period	Value
				(In thousands)

Unvested time vesting shares/units	177,400	$13.78	2.1	$2,147

Unvested performance vesting shares/units	680,342	$21.34	0.8	$8,232

The aggregate intrinsic value for stock options and restricted shares and units in the preceding tables are based on the Company’s closing stock price of $12.10 on July 24, 2009. These amounts represent the total intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date, before any applicable taxes. During fiscal 2009, 2008, and 2007, the total intrinsic value of stock options exercised was less than $0.1 million, $0.6 million, and $3.7 million, respectively. During fiscal 2009, 2008, and 2007, the total fair value of restricted stock vested was $1.0 million, $7.1 million, and $3.9 million, respectively.

The following table summarizes the stock-based awards activity during fiscal 2009:

			Time Vesting Restricted		Performance Vesting
	Stock Options		Shares/Units		Restricted Shares/Units
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Grant		Grant
	Shares	Price	Shares/Units	Price	Shares/Units	Price

Outstanding as of July 26, 2008	2,375,557	$29.45	134,872	$24.32	643,450	$24.95
Granted	788,248	$6.70	102,812	$6.35	157,286	$8.42
Options Exercised/ Shares and Units Vested	(1,200)	$13.84	(54,737)	$24.67	(86,387)	$(24.33)
Forfeited or cancelled	(295,930)	$27.60	(5,547)	$24.93	(34,007)	$25.25

Outstanding as of July 25, 2009	2,866,675	$23.36	177,400	$13.78	680,342	$21.34

The performance vesting restricted shares and units in the above table represent the maximum number of awards which may vest under the outstanding grants assuming that all performance criteria are met. Approximately 322,000 shares outstanding as of July 25, 2009 will cancel in fiscal 2010 related to fiscal 2009 performance criteria not being met.

During fiscal 2009, the Company primarily granted stock options to its employees and officers. In addition, the Company granted time-based and performance-based restricted stock units to certain of its employees and officers. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions including: expected volatility based on the historical price of the Company’s stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on the Company’s history and expectation of dividend payments. The fair value of restricted shares and units is estimated on the date of grant and is generally equal to the closing stock price of the Company on the date of grant. The following table summarizes the average fair value of stock options and restricted shares and units granted during fiscal 2009, 2008, and 2007.

	Fiscal Year Ended
	2009	2008	2007

Weighted average fair value of restricted stock and units granted	$7.60	$27.37	$21.25
Weighted average fair value of stock options granted	$3.73	$9.96	$13.79
Stock option assumptions:
Risk-free interest rate	2.3%	3.5%	4.6%

Expected life (years)	6.6	6.6	9.0

Expected volatility	55.4%	46.6%	53.7%

Expected dividends	—	—	—

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

The performance vesting restricted units were granted to certain employees and officers of the Company and represent the maximum number of awards which may vest under the grant. Each restricted unit will be settled in one share of the Company’s common stock upon vesting. The performance vesting restricted units vest over a three year period from grant date, if certain annual Company performance targets are met. The performance targets are based on a combination of the Company’s fiscal year operating earnings (adjusted for certain amounts) as a percentage of contract revenues and the Company’s fiscal year operating cash flow level. Additionally, the awards include three year performance goals with similar measures as the fiscal year targets which if met result in supplemental shares awarded.

Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the consolidated statements of operations. The compensation expense and the related tax benefit recognized related to stock options, restricted share and restricted share units for fiscal 2009, 2008, and 2007 is as follows:

	For the Year Ended
	2009	2008	2007
	(Dollars in thousands)

Stock-based compensation expense	$3,897	$5,156	$6,220
Tax benefit recognized	$(1,338)	$(1,988)	$(2,534)

The Company evaluates compensation expense quarterly and only recognizes compensation expense for performance based awards if management determines it is probable that the performance criteria for the awards will be met. The total amount of compensation ultimately recognized is based on the number of awards that actually vest. During fiscal 2009 and 2008, the performance criteria of certain of the stock-based awards were not achieved for the fiscal 2009 and 2008 performance periods and, as a result, stock-based compensation expense was reduced for these awards. Accordingly, the amount of compensation expense recognized during fiscal 2009 and 2008 may not be representative of future stock-based compensation expense.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Plans, the maximum total unrecognized compensation expense and weighted-average period over which the expense would be recognized subsequent to July 25, 2009 is shown below. For performance based awards, the unrecognized compensation cost is based upon the maximum amount of restricted stock and units that can be earned under outstanding awards. If the performance goals are not met, no compensation expense will be recognized for these shares/units and compensation expense previously recognized will be reversed.

	Unrecognized	Weighted-
	Compensation	Average
	Expense	Period
	(In thousands)	(In years)

Stock options	$2,903	3.2
Unvested time vesting shares/units	$1,693	2.1
Unvested performance vesting shares/units	$5,987	0.8

During fiscal 2009, 2008, and 2007, the Company received cash of less than $0.1 million, $1.3 million, and $7.1 million, respectively, from the exercise of stock options and realized a tax benefit from share-based awards of approximately $0.4 million, $2.9 million, and $2.9 million, respectively.

16.	Related Party Transactions

The Company leases administrative offices from entities related to officers of certain of the Company’s subsidiaries. The total expense under these arrangements for each of fiscal 2009, 2008, and 2007 was $1.0 million, $1.4 million, and $1.3 million, respectively. The remaining future minimum lease commitments under these arrangements is approximately $0.8 million for each of fiscal years 2010 through 2013, and will total $1.0 million in fiscal 2014. Additionally, the Company paid $0.3 million and $0.7 million for fiscal 2008 and fiscal 2007, respectively, in subcontracting services to entities related to officers of certain of its subsidiaries. There was a minimal amount paid in subcontracting services to entities related to officers of certain of the Company’s subsidiaries for other business purposes in fiscal 2009.

17.	Concentrations of Credit Risk

The Company is subject to concentrations of credit risk relating primarily to its cash and equivalents, trade accounts receivable and costs and estimated earnings in excess of billings. Cash and equivalents primarily include balances on deposit in banks. The Company maintains substantially all of its cash and equivalents at financial institutions believed by the Company to be of high credit quality. Furthermore, a substantial portion of the balances held as cash in operating accounts with these financial institutions is within the current insurance levels of the Federal Deposit Insurance Corporation (“FDIC”). To date, the Company has not experienced any loss or lack of access to cash in its operating accounts. However, the Company can provide no assurances that access to its cash and equivalents will not be impacted by adverse conditions in the financial markets.

The Company grants credit under normal payment terms, generally without collateral, to its customers. These customers primarily consist of telephone companies, cable television multiple system operators and electric utilities. With respect to a portion of the services provided to these customers, the Company has certain statutory lien rights which may in certain circumstances enhance the Company’s collection efforts. Adverse changes in overall business and economic factors may impact the Company’s customers and increase credit risks. These risks may be heightened as a result of the current economic developments and market volatility. In the past, some of the Company’s customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose the Company to increased risks related to the collectability of amounts due for services performed. The Company believes that none of its significant customers were experiencing financial difficulties that would impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of July 25, 2009.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AT&T, Inc. (“AT&T”), Verizon Communications, Inc. (“Verizon”), and Comcast Cable Corporation (“Comcast”), represent a significant portion of the Company’s revenue. For the last three fiscal years revenues from AT&T, Comcast, and Verizon represented the following percentages of total revenue from continuing operations:

	Fiscal Year Ended
	2009	2008	2007

AT&T	18.2%	18.9%	19.2%
Verizon	16.5%	18.4%	17.9%
Comcast	14.9%	11.9%	11.6%

As of July 25, 2009, the outstanding balances for trade accounts receivable and costs and estimated earnings in excess of billings from AT&T, Verizon, and Comcast, totaled approximately $28.5 million or 15.6%, $48.0 million or 26.2%, and $21.6 million or 11.8%, respectively, of the outstanding balances. As of July 26, 2008, the outstanding balances for these amounts from AT&T, Verizon, and Comcast totaled approximately $35.0 million or 14.5%, $66.0 million or 27.4%, and $25.0 million or 10.4%, respectively, of the outstanding balances.

During the fiscal 2009, one of the Company’s customers proposed a financial restructuring effected through a Chapter 11 filing. As part of its financial restructuring, this customer has received authorization from the United States Bankruptcy Court for the Southern District of New York to continue to pay its trade creditors in full, including the Company. This customer represented 4.9% of the Company’s contract revenues during fiscal 2009. As of July 25, 2009, the Company had a total of $7.7 million, or 4.2% of the combined total of trade accounts receivable and costs and estimated earnings in excess of billings. As of July 25, 2009, it is the Company’s belief that these balances are collectible. However, there can be no assurances this customer will continue to implement its financial restructuring as currently approved.

18.	Commitments and Contingencies

In May 2009, the Company and one of its subsidiaries were named as defendants in a lawsuit in the U.S. District Court for the Western District of Washington. The plaintiffs, former employees of the subsidiary, allege various wage and hour claims, including that employees were not paid for all hours worked. They seek to certify as a class current and former employees of the subsidiary who worked in the State of Washington. There has been no discovery in the matter, and the Company’s investigation is too preliminary to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. The Company intends to vigorously defend itself against this lawsuit.

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

In the normal course of business, tax positions exist for which the ultimate outcome is uncertain. The Company establishes reserves against some or all of the tax benefit of the Company’s tax positions at the time the Company determines that it becomes uncertain. For purposes of evaluating whether a tax position is uncertain, management

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presumes the tax position will be examined by the relevant taxing authority; the technical merits of a tax position are derived from authorities in the tax law and their applicability to the facts and circumstances of the tax position; and each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the “more likely than not” recognition threshold would be recognized in the Company’s income tax expense in the first interim period when the uncertainty disappears; when the matter is effectively settled; or when the applicable statute of limitations expires.

The Company and its subsidiaries have operating leases covering office facilities, vehicles, and equipment that have original noncancelable terms in excess of one year. Certain of these leases contain renewal provisions and generally require the Company to pay insurance, maintenance, and other operating expenses. Total expense incurred under these operating lease agreements, excluding the transactions with related parties (see Note 16), for fiscal 2009, 2008, and 2007 was $9.7 million, $8.9 million, and $8.4 million, respectively. The Company also incurred rental expense of approximately $9.9 million, $11.3 million, and $7.8 million, respectively, related to facilities, vehicles, and equipment which are being leased under original terms that are less than one year. The future minimum obligation during each fiscal year through fiscal 2014 and thereafter under the leases with noncancelable terms, excluding transactions with related parties, in excess of one year is as follows:

Future Minimum
Lease Payments
(Dollars in thousands)

2010	$7,951
2011	5,485
2012	3,280
2013	2,619
2014	2,316
Thereafter	5,851

Total	$27,502

Performance Bonds and Guarantees.

The Company has obligations under performance bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of July 25, 2009, the Company had $36.1 million of outstanding performance bonds and no events have occurred in which the customers have exercised their rights under the performance bonds.

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

	Fiscal Year Ended
	2009	2008	2007
	(Dollars in thousands)

Telecommunications	$859,972	$936,964	$849,897
Underground facility locating	184,463	217,645	214,656
Electric utilities and other construction and maintenance	62,465	75,347	73,259

Total contract revenues	$1,106,900	$1,229,956	$1,137,812

One of the Company’s subsidiaries earned revenues from contracts in Canada of approximately $3.9 million, $3.5 million, and $4.7 million, in fiscal 2009, 2008, and 2007, respectively. The Company had no material long-lived assets in the Canadian operations at July 25, 2009 and July 26, 2008.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Financial Data (Unaudited)

In the opinion of management, the following unaudited quarterly data for fiscal 2009 and 2008 reflect all adjustments (consisting of normal recurring accruals), which are necessary to present a fair presentation of amounts shown for such periods. The earnings (loss) per common share calculation for each quarter is based on the weighted average shares of common stock outstanding plus the dilutive effect of stock options and restricted shares and units, if any.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share amounts)

Fiscal 2009(1):
Revenues	$333,967	$245,522	$257,719	$269,691
Gross profit	$65,321	$39,662	$50,986	$56,045
Income (loss) from continuing operations	$10,586	$(77,953)	$7,569	$6,706
Income (loss) from discontinued operations, net of tax	$(38)	$—	$28	$(78)
Net income (loss)	$10,548	$(77,953)	$7,597	$6,628
Earnings (loss) per common share — Basic:
Income (loss) from continuing operations	$0.27	$(1.98)	$0.19	$0.17
Income (loss) from discontinued operations	—	—	—	—

Net income (loss)	$0.27	$(1.98)	$0.19	$0.17

Earnings (loss) per common share — Diluted:
Income (loss) from continuing operations	$0.27	$(1.98)	$0.19	$0.17
Loss from discontinued operations	—	—	—	—

Net income (loss)	$0.27	$(1.98)	$0.19	$0.17

Fiscal 2008(2):
Revenues	$329,672	$284,758	$293,440	$322,087
Gross profit	$68,360	$36,852	$53,842	$59,684
Income (loss) from continuing operations	$15,257	$(3,133)	$7,693	$4,587
Loss from discontinued operations	$(330)	$(93)	$(807)	$(1,497)
Net income (loss)	$14,927	$(3,226)	$6,886	$3,090
Earnings (loss) per common share — Basic:
Income (loss) from continuing operations	$0.37	$(0.08)	$0.19	$0.12
Loss from discontinued operations	(0.01)	—	(0.02)	(0.04)

Net income (loss)	$0.37	$(0.08)	$0.17	$0.08

Earnings (loss) per common share — Diluted:
Income (loss) from continuing operations	$0.37	$(0.08)	$0.19	$0.12
Loss from discontinued operations	(0.01)	—	(0.02)	(0.04)

Net income (loss)	$0.36	$(0.08)	$0.17	$0.08

Earnings (loss) per common share amounts may not add due to rounding. Additionally, the sum of the quartely results may not equal the reported annual amounts due to rounding.

(1)	During the second quarter of fiscal 2009, the Company recognized a goodwill impairment charge of $94.4 million that included impairments at the following reporting units: Broadband Installation Services for $14.8 million, C-2 Utility Contractors for $9.2 million, Ervin Cable Construction for $15.7 million, Nichols

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Construction for $2.0 million, Stevens Communications for $2.4 million and UtiliQuest for $50.5 million as a result of an interim SFAS No. 142 valuation of reporting units (see Note 7).

(2)	During the second and fourth quarters of fiscal 2008, the Company incurred charges of approximately $7.6 million and $0.6 million, respectively, for amounts expected to be paid to current and former employees of its UtiliQuest, LLC, S.T.S., LLC and Locating, Inc. subsidiaries in connection with the settlement of litigation (see Note 18.) During the fourth quarter of fiscal 2008, the Company incurred goodwill impairment charges of $5.9 million and $3.8 million related to the Stevens Communications reporting unit and Nichols Construction reporting unit, respectively, as a result of its annual SFAS No. 142 valuation of reporting units. Additionally, during the fourth quarter of fiscal 2008, the Company incurred approximately $1.2 in discontinued operations for the settlement of litigation at the Company’s Apex Digital, LLC subsidiary.

21.	Supplemental Consolidating Financial Statements

As of July 25, 2009, the outstanding balance of the Company’s Notes was $135.35 million. The Notes were issued in fiscal 2006 by Dycom Investments, Inc. (“Issuer”), a wholly owned subsidiary of the Company. The following consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent”) on a parent only basis, (ii) the Issuer, (iii) the guarantor subsidiaries for the Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. Intercompany charges (income) between the Parent and subsidiaries are recognized in the consolidating financial statements during the period incurred and the settlement of intercompany balances is reflected in the consolidating statement of cash flows based on the nature of the underlying transactions.

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

The consolidating balance sheet as of July 26, 2008 has been corrected for the amounts of Investment in subsidiaries, Intercompany receivables/payables, and Stockholders’ equity for the Parent, Issuer, and guarantor subsidiaries. Certain intercompany transactions had previously been incorrectly reflected as shareholders’ equity. There was no impact on the consolidated financial statements for any period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
JULY 25, 2009

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)

ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$104,582	$125	$—	$104,707
Accounts receivable, net	3	—	115,631	1,334	—	116,968
Costs and estimated earnings in excess of billings	—	—	66,780	331	—	67,111
Deferred tax assets, net	1,275	—	14,562	112	(170)	15,779
Income taxes receivable	7,028	—	—	—	(12)	7,016
Inventories	—	—	8,189	114	—	8,303
Other current assets	2,202	8	4,454	659	—	7,323

Total current assets	10,508	8	314,198	2,675	(182)	327,207

Property and equipment, net	13,114	—	113,032	16,615	(629)	142,132
Goodwill	—	—	157,851	—	—	157,851
Intangible assets, net	—	—	56,056	—	—	56,056
Deferred tax assets, net non-current	—	—	15,576	113	(15,689)	—
Investment in subsidiaries	672,026	1,216,440	—	2	(1,888,468)	—
Intercompany receivables	—	—	716,687	—	(716,687)	—
Other	4,796	2,906	1,875	634	—	10,211

Total non-current assets	689,936	1,219,346	1,061,077	17,364	(2,621,473)	366,250

TOTAL	$700,444	$1,219,354	$1,375,275	$20,039	$(2,621,655)	$693,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$258	$—	$28,019	$700	$—	$28,977
Current portion of debt	—	—	926	—	—	926
Billings in excess of costs and estimated earnings	—	—	151	—	—	151
Accrued insurance claims	670	—	26,641	75	—	27,386
Deferred tax liabilities	—	105	10	55	(170)	—
Other accrued liabilities	4,937	3,073	43,026	1,566	(12)	52,590

Total current liabilities	5,865	3,178	98,773	2,396	(182)	110,030
LONG-TERM DEBT	—	135,350	27	—	—	135,377
ACCRUED INSURANCE CLAIMS	970	—	28,676	113	—	29,759
DEFERRED TAX LIABILITIES, net non-current	491	428	34,413	3,267	(15,689)	22,910
INTERCOMPANY PAYABLES	298,713	408,372	—	9,614	(716,699)	—
OTHER LIABILITIES	3,782	—	964	12	—	4,758

Total liabilities	309,821	547,328	162,853	15,402	(732,570)	302,834

Total stockholders’ equity	390,623	672,026	1,212,422	4,637	(1,889,085)	390,623

TOTAL	$700,444	$1,219,354	$1,375,275	$20,039	$(2,621,655)	$693,457

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
JULY 26, 2008

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)

ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$21,568	$500	$—	$22,068
Accounts receivable, net	6	—	145,805	609	—	146,420
Costs and estimated earnings in excess of billings	—	—	94,122	148	—	94,270
Deferred tax assets, net	1,912	—	17,452	101	(118)	19,347
Income taxes receivable	6,014	—	—	—	—	6,014
Inventories	—	—	8,991	3	—	8,994
Other current assets	2,192	—	5,300	476	—	7,968

Total current assets	10,124	—	293,238	1,837	(118)	305,081

Property and equipment, net	12,795	—	144,410	13,872	(598)	170,479
Goodwill	—	—	252,374	—	—	252,374
Intangible assets, net	—	—	62,860	—	—	62,860
Deferred tax assets, net non-current	66	228	—	—	(294)	—
Investment in subsidiaries	725,206	1,229,086	—	1	(1,954,293)	—
Intercompany receivables	—	—	659,177	—	(659,177)	—
Other	3,830	3,596	3,041	11	—	10,478

Total non-current assets	741,897	1,232,910	1,121,862	13,884	(2,614,362)	496,191

TOTAL	$752,021	$1,232,910	$1,415,100	$15,721	$(2,614,480)	$801,272

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$804	$—	$28,882	$148	$1	$29,835
Current portion of debt	—	—	2,306	—	—	2,306
Billings in excess of costs and estimated earnings	—	—	483	—	—	483
Accrued insurance claims	672	—	28,968	194	—	29,834
Deferred tax liabilities	—	120	—	—	(120)	—
Other accrued liabilities	5,217	3,546	58,653	1,613	(23)	69,006

Total current liabilities	6,693	3,666	119,292	1,955	(142)	131,464
LONG-TERM DEBT	—	150,000	1,049	—	—	151,049
ACCRUED INSURANCE CLAIMS	939	—	35,940	296	—	37,175
DEFERRED TAX LIABILITIES, net non-current	—	—	30,991	1,054	(295)	31,750
INTERCOMPANY PAYABLES	294,990	354,038	—	10,161	(659,189)	—
OTHER LIABILITIES	5,306	—	434	—	1	5,741

Total liabilities	307,928	507,704	187,706	13,466	(659,625)	357,179

Total stockholders’ equity	444,093	725,206	1,227,394	2,255	(1,954,855)	444,093

TOTAL	$752,021	$1,232,910	$1,415,100	$15,721	$(2,614,480)	$801,272

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED JULY 25, 2009

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)

REVENUES:
Contract revenues	$—	$—	$1,101,192	$5,708	$—	$1,106,900

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	888,821	6,256	(192)	894,885
General and administrative	24,045	493	65,855	8,339	—	98,732
Depreciation and amortization	2,703	—	60,301	2,463	(32)	65,435
Goodwill impairment charge	—	—	94,429	—	—	94,429
Intercompany charges (income) , net	(30,014)	(23)	29,579	177	281	—

Total	(3,266)	470	1,138,985	17,235	57	1,153,481

Interest income	35	—	225	1	—	261
Interest expense	(2,734)	(11,874)	(135)	—	—	(14,743)
Other income, net	(567)	3,027	4,071	33	—	6,564

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN LOSS OF SUBSIDIARIES	—	(9,317)	(33,632)	(11,493)	(57)	(54,499)
PROVISION (BENEFIT) FOR INCOME TAXES	—	(3,732)	6,932	(4,605)	—	(1,405)

LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN LOSS OF SUBSIDIARIES	—	(5,585)	(40,564)	(6,888)	(57)	(53,094)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(86)	—	—	(86)

LOSS BEFORE EQUITY IN LOSS OF SUBSIDIARIES	—	(5,585)	(40,650)	(6,888)	(57)	(53,180)
EQUITY IN LOSS OF SUBSIDIARIES	(53,180)	(47,595)	—	—	100,775	—

NET LOSS	$(53,180)	$(53,180)	$(40,650)	$(6,888)	$100,718	$(53,180)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS
YEAR ENDED JULY 26, 2008

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)

REVENUES:
Contract revenues	$—	$—	$1,225,263	$4,693	$—	$1,229,956

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	1,008,196	4,623	(1,600)	1,011,219
General and administrative	25,899	228	69,172	3,644	(1)	98,942
Depreciation and amortization	1,966	—	64,364	958	—	67,288
Goodwill impairment charge	—	—	9,672	—	—	9,672
Intercompany charges (income) , net	(27,996)	—	25,079	812	2,105	—

Total	(131)	228	1,176,483	10,037	504	1,187,121

Interest income	9	—	679	3	—	691
Interest expense	(201)	(12,538)	(357)	—	—	(13,096)
Other income, net	61	—	6,857	236	—	7,154

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	(12,766)	55,959	(5,105)	(504)	37,584
PROVISION (BENEFIT) FOR INCOME TAXES	—	(4,549)	19,548	(1,819)	—	13,180

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(8,217)	36,411	(3,286)	(504)	24,404
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	(2,726)	—	—	(2,726)

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(8,217)	33,685	(3,286)	(504)	21,678
EQUITY IN EARNINGS OF SUBSIDIARIES	21,678	29,895	—	—	(51,573)	—

NET INCOME (LOSS)	$21,678	$21,678	$33,685	$(3,286)	$(52,077)	$21,678

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED JULY 25, 2009

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
			(Dollars in thousands)

Net cash provided by (used in) operating activities	$6,368	$(8,093)	$131,922	$(3,495)	$(66)	$126,636

Cash flows from investing activties(1):
Changes in restricted cash	(233)	—	173	—	—	(60)
Capital expenditures	(4,637)	—	(18,583)	(7,309)	—	(30,529)
Proceeds from sale of assets	—	—	5,182	21	—	5,203
Capital contributions to subsidiaries	—	(5,310)	—	—	5,310	—

Net cash (used in) provided by investing activities	(4,870)	(5,310)	(13,228)	(7,288)	5,310	(25,386)

Cash flows from financing activties:
Proceeds from long-term debt	30,000	—	—	—	—	30,000
Principal payments on long-term debt	(30,000)	—	(2,337)	—	—	(32,337)
Purchase of senior subordinated notes	—	(11,292)	—	—	—	(11,292)
Debt issuance costs	(1,837)	—	—	—	—	(1,837)
Repurchases of common stock	(2,915)	—	—	—	—	(2,915)
Restricted stock tax withholdings	(247)	—	—	—	—	(247)
Exercise of stock options and other	17	—	—	—	—	17
Intercompany funding and financing activities	3,484	24,695	(33,343)	10,408	(5,244)	—

Net cash (used in) provided by financing activities	(1,498)	13,403	(35,680)	10,408	(5,244)	(18,611)

Net increase (decrease) in cash and equivalents	—	—	83,014	(375)	—	82,639
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	21,568	500	—	22,068

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$104,582	$125	$—	$104,707

(1)	During fiscal 2009, the Issuer made non-cash capital contributions totaling $30.8 million to the subsidiary guarantors.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS
YEAR ENDED JULY 26, 2008

				Non
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)

Net cash (used in) provided by operating activities	$(5,832)	$(5,447)	$115,408	$664	$(504)	$104,289

Cash flows from investing activties(1):
Changes in restricted cash	(361)	—	71	—	—	(290)
Capital expenditures	(6,647)	—	(56,979)	(8,445)	—	(72,071)
Proceeds from sale of assets	—	—	9,125	615	—	9,740
Proceeds from acquisition indemnification claims	—	—	522	—	—	522

Net cash (used in) provided by investing activities	(7,008)	—	(47,261)	(7,830)	—	(62,099)

Cash flows from financing activties:
Proceeds from long-term debt	30,000	—	—	—	—	30,000
Principal payments on long-term debt	(40,000)	—	(3,496)	—	—	(43,496)
Repurchases of common stock	(25,159)	—	—	—	—	(25,159)
Excess tax benefit from share-based awards	479	—	—	—	—	479
Restricted stock tax withholdings	(2,147)	—	—	—	—	(2,147)
Exercise of stock options and other	1,339	—	—	—	—	1,339
Intercompany funding	48,328	5,447	(61,387)	7,108	504	—

Net cash provided by (used in) financing activities	12,840	5,447	(64,883)	7,108	504	(38,984)

Net increase in cash and equivalents	—	—	3,264	(58)	—	3,206
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	18,304	558	—	18,862

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$21,568	$500	$—	$22,068

(1)	During fiscal 2008, the Issuer made non-cash capital contributions of $95.3 million and $1.8 million in the Subsidiary Guarantors and a Non-Guarantor Subsidiary, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dycom Industries, Inc.
Palm Beach Gardens, Florida

We have audited the accompanying consolidated balance sheets of Dycom Industries, Inc. and subsidiaries (the “Company”) as of July 25, 2009 and July 26, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 25, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dycom Industries, Inc. and subsidiaries as of July 25, 2009 and July 26, 2008, and the results of their operations and their cash flows for each of the three years in the period ended July 25, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 25, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 3, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte and Touche LLP
Certified Public Accountants

Miami, Florida
September 3, 2009

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 25, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dycom Industries, Inc.
Palm Beach Gardens, Florida

We have audited the internal control over financial reporting of Dycom Industries, Inc. and subsidiaries (the “Company”) as of July 25, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 25, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 25, 2009 of the Company and our report dated September 3, 2009 expressed an unqualified opinion on those financial statements.

Deloitte and Touche LLP
Certified Public Accountants

Miami, Florida
September 3, 2009

Item 9B.	Other Information

The Company has approved a form of indemnification agreement to be entered into by the Company and each of its directors and executive officers. The indemnification agreement supplements existing indemnification provisions in the Company’s by-laws. In general, the indemnification agreement provides that, subject to specified procedures, limitations and exceptions, the Company will indemnify each director and executive officer to the fullest extent allowable under Florida law in the event the director or executive officer is or becomes a party to any pending or threatened action, suit or proceeding by reason of their status as a director or executive officer of the Company. This obligation includes indemnification for expenses, judgments, fines, penalties, taxes and settlement amounts paid, payable or incurred by the director or executive officer in connection with any such action, suit or proceeding.

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

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information concerning relationships and related transactions is hereby incorporated by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

Item 14.	Principal Accounting Fees and Services

Information concerning principal accounting fees and services is hereby incorporated by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1. Consolidated financial statements:

2. Financial statement schedules:

All schedules have been omitted because they are inapplicable, not required, or the information is included in the above referenced consolidated financial statements or the notes thereto.

3. Exhibits furnished pursuant to the requirements of Form 10-K:

Exhibit
Number

3(i)		Restated Articles of Incorporation of Dycom Industries, Inc. (incorporated by reference to Dycom Industries, Inc.’s Form 10-Q filed with the SEC on June 11, 2002).
3(ii)		Amended and Restated By-laws of Dycom Industries, Inc., as amended on February 24, 2009 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K, filed with the SEC on March 2, 2009).
4.2		Shareholder Rights Agreement, dated April 4, 2001, between Dycom Industries, Inc. and the Rights Agent (which includes the Form of Rights Certificate, as Exhibit A, the Summary of Rights to Purchase Preferred Stock, as Exhibit B, and the Form of Articles of Amendment to the Articles of Incorporation for Series A Preferred Stock, as Exhibit C), (incorporated by reference to Dycom Industries, Inc.’s Form 8-A filed with the SEC on April 6, 2001).
4.3		Stockholders’ Agreement, dated as of January 7, 2002, among Dycom Industries, Inc., Troy Acquisition Corp., Arguss Communications, Inc. and certain stockholders of Arguss Communications, Inc. (incorporated by reference to Dycom Industries, Inc.’s Registration Statement on Form S-4 (File No. 333-81268), filed with the SEC on January 23, 2002).
10	.1*	1998 Incentive Stock Option Plan (incorporated by reference to Dycom Industries, Inc.’s Definitive Proxy Statement filed with the SEC on September 30, 1999).
10	.2*	1991 Incentive Stock Option Plan (incorporated by reference to Dycom Industries, Inc.’s Definitive Proxy Statement filed with the SEC on November 5, 1991).
10	.3*	Amended and Restated 2002 Directors Restricted Stock Plan (incorporated by reference to Dycom Industries, Inc.’s Form 8-K, filed with the SEC on December 19, 2006).
10	.4*	2003 Long-Term Incentive Plan, amended and restated effective as of October 1, 2008 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K, filed with the SEC on October 30, 2008).
10	.5*	Restricted Stock Agreement between Steven E. Nielsen and Dycom Industries, Inc. dated as of November 25, 2003 (incorporated by reference to Dycom Industries, Inc.’s Form 10-Q filed with the SEC on March 9, 2004).

Exhibit
Number

10	.6*	Restricted Stock Agreement between Timothy R. Estes and Dycom Industries Inc. dated as of November 23, 2004 (incorporated by reference to Dycom Industries, Inc.’s Form 10-Q filed with the SEC on March 10, 2005).
10	.7*	Restricted Stock Agreement between Timothy R. Estes and Dycom Industries Inc. dated as of January 3, 2005 (incorporated by reference to Dycom Industries, Inc.’s Form 10-Q filed with the SEC on March 10, 2005).
10	.8*	Employment Agreement for Richard B. Vilsoet dated as of May 5, 2005 (incorporated by reference to Dycom Industries, Inc.’s Form 10-K filed with the SEC on September 9, 2005).
10.9		Indenture dated as of October 11, 2005, between Dycom Investments, Inc., Dycom Industries, Inc., certain subsidiaries of Dycom Industries, Inc., as guarantors, and Wachovia Bank, National Association, as trustee (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on October 25, 2005).
10	.10*	Form of Restricted Stock Award Agreement and Performance-Based Restricted Stock Award Agreement for Richard L. Dunn, Richard B. Vilsoet, and H. Andrew DeFerrari (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on December 20, 2005).
10	.11*	Employment Agreement for H. Andrew DeFerrari dated as of July 14, 2004 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on January 23, 2006).
10	.12*	Form of Performance-Based Restricted Stock Award Agreement for Steven E. Nielsen and Timothy R. Estes (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on February 1, 2006).
10	.13*	Amendment to the Employment Agreement of H. Andrew DeFerrari dated as of August 25, 2006 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on August 31, 2006).
10	.14*	Form of Performance Share Unit Agreement for Steven E. Nielsen and Timothy R. Estes (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on October 23, 2006).
10	.15*	Form of Directors Restricted Stock Unit Agreement (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on December 19, 2006).
10	.16*	2007 Non-Employee Directors Equity Plan (incorporated by reference to Dycom Industries, Inc.’s Definitive Proxy Statement filed with the SEC on October 29, 2007).
10	.17*	Employment Agreement for Steven E. Nielsen dated as of May 15, 2008 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on May 21, 2008).
10.18		Credit Agreement dated as of September 12, 2008 by and among Dycom Industries, Inc. and Wachovia Bank, National Association, as Administrative Agent for the Lenders and Bank of America, N.A., as Syndication Agent (incorporated by reference to Dycom Industries, Inc.’s Form 10-Q filed with the SEC on November 26, 2008).
10	.19*	Employment Agreement for Timothy R. Estes dated as of November 25, 2008 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on December 2, 2008).
10.20		First Amendment to the Credit Agreement dated as of September 12, 2008 with Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Branch Banking and Trust Company and RBS Citizens, N.A., as Co-Documentation Agents and Wachovia Capital Markets LLC and Bank of America Securities, LLC, as joint lead arrangers and joint book runners, and certain other lenders from time to time party thereto (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on April 15, 2009).
10.21		2009 Annual Incentive Plan (incorporated by reference to Dycom Industries, Inc.’s Definitive Proxy Statement filed with the SEC on October 30, 2008).
10	.22*+	Form of Indemnification Agreement for directors and executive officers of Dycom Industries, Inc.
21	.1+	Principal subsidiaries of Dycom Industries, Inc.
23	.1+	Consent of Independent Registered Public Accounting Firm.
31	.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number

31	.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

/s/ Steven E. Nielsen
Name:     Steven E. Nielsen
Title: President and Chief Executive Officer

Date: September 3, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steven E. Nielsen Steven E. Nielsen	Chairman of the Board of Directors	September 3, 2009

/s/ H. Andrew DeFerrari H. Andrew DeFerrari	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 3, 2009

/s/ Thomas G. Baxter Thomas G. Baxter	Director	September 3, 2009

/s/ Charles M. Brennan, III Charles M. Brennan, III	Director	September 3, 2009

/s/ James A. Chiddix James A. Chiddix	Director	September 3, 2009

/s/ Charles B. Coe Charles B. Coe	Director	September 3, 2009

/s/ Stephen C. Coley Stephen C. Coley	Director	September 3, 2009

/s/ Patricia L. Higgins Patricia L. Higgins	Director	September 3, 2009