Form 10-Q
period 2009-10-24
DYCOM INDUSTRIES INC
filed 2009-11-27
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 24, 2009
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
(561) 627-7171
(Registrant’s telephone number, including area code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock	Outstanding shares November 25, 2009
Common stock, par value of $0.33 1/3	39,019,094

Dycom Industries, Inc.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 24,	July 25,
	2009	2009
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$120,483	$104,707
Accounts receivable, net	113,008	116,968
Costs and estimated earnings in excess of billings	57,500	67,111
Deferred tax assets, net	15,335	15,779
Income taxes receivable	2,144	7,016
Inventories	7,774	8,303
Other current assets	12,724	7,323

Total current assets	328,968	327,207

Property and equipment, net	136,811	142,132
Goodwill	157,851	157,851
Intangible assets, net	54,441	56,056
Other	10,264	10,211

Total non-current assets	359,367	366,250

TOTAL	$688,335	$693,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,093	$28,977
Current portion of debt	615	926
Billings in excess of costs and estimated earnings	180	151
Accrued insurance claims	27,084	27,386
Income taxes payable	2,317	—
Other accrued liabilities	39,761	52,590

Total current liabilities	98,050	110,030
LONG-TERM DEBT	135,350	135,377
ACCRUED INSURANCE CLAIMS	31,058	29,759
DEFERRED TAX LIABILITIES, net non-current	23,892	22,910
OTHER LIABILITIES	4,936	4,758

Total liabilities	293,286	302,834

COMMITMENTS AND CONTINGENCIES, Notes 9, 10, and 15

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 39,017,290 and 38,998,513 issued and outstanding, respectively	13,006	12,999
Additional paid-in capital	172,954	172,112
Accumulated other comprehensive income	123	69
Retained earnings	208,966	205,443

Total stockholders’ equity	395,049	390,623

TOTAL	$688,335	$693,457

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	October 24, 2009	October 25, 2008
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$259,116	$333,967

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	209,971	268,646
General and administrative (including stock-based compensation expense of $1.0 million and $1.5 million, respectively)	23,502	27,540
Depreciation and amortization	15,191	16,612

Total	248,664	312,798

Interest income	35	135

Interest expense	(3,544)	(4,052)

Other income, net	1,105	402

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8,048	17,654

PROVISION FOR INCOME TAXES:
Current	3,149	4,104

Deferred	1,376	2,964

Total	4,525	7,068

INCOME FROM CONTINUING OPERATIONS	3,523	10,586

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(38)

NET INCOME	$3,523	$10,548

EARNINGS PER COMMON SHARE — BASIC:

Income from continuing operations	$0.09	$0.27

Loss from discontinued operations	—	—

Net income	$0.09	$0.27

EARNINGS PER COMMON SHARE — DILUTED:

Income from continuing operations	$0.09	$0.27

Loss from discontinued operations	—	—

Net income	$0.09	$0.27

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	38,990,281	39,321,662

Diluted	39,281,606	39,421,590

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	October 24, 2009	October 25, 2008
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$3,523	$10,548
Adjustments to reconcile net cash inflow from operating activities:
Depreciation and amortization	15,191	16,612
Bad debts expense (recovery), net	24	(138)
Gain on sale of fixed assets	(1,026)	(1,022)
Deferred income tax provision	1,376	3,052
Stock-based compensation expense	971	1,547
Amortization of debt issuance costs	257	231
Write-off of deferred financing costs	—	551
Change in operating assets and liabilities, net of acquisitions:
(Increase) decrease in operating assets:
Accounts receivable, net	3,687	(9,232)
Costs and estimated earnings in excess of billings, net	9,640	(2,134)
Other current assets and inventory	(4,872)	(5,786)
Income taxes receivable	4,872	—
Other assets	(326)	220
Increase (decrease) in operating liabilities:
Accounts payable	(397)	2,609
Accrued liabilities and insurance claims	(10,254)	(16,638)
Income taxes payable	1,916	3,690

Net cash provided by operating activities	24,582	4,110

INVESTING ACTIVITIES:
Changes in restricted cash	—	(210)
Capital expenditures	(9,936)	(9,290)
Proceeds from sale of assets	1,614	1,259

Net cash used in investing activities	(8,322)	(8,241)

FINANCING ACTIVITIES:
Proceeds from long-term debt	—	30,000
Principal payments on long-term debt	(455)	(670)
Debt issuance costs	—	(1,547)
Restricted stock tax withholdings	(29)	(14)
Exercise of stock options and other	—	17

Net cash (used in ) provided by financing activities	(484)	27,786

Net increase (decrease) in cash and equivalents	15,776	23,655
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	104,707	22,068

CASH AND EQUIVALENTS AT END OF PERIOD	$120,483	$45,723

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$6,013	$6,657
Income taxes	$332	$231
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$2,531	$2,020
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
          The condensed consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements do not include all of the financial information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended October 24, 2009 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended July 25, 2009 included in the Company’s 2009 Annual Report on Form 10-K, filed with the SEC on September 3, 2009.
               Discontinued Operations - During fiscal 2007, a wholly-owned subsidiary of the Company, Apex Digital, LLC (“Apex”) notified its primary customer of its intention to cease performing installation services in accordance with its contractual rights. Effective December 2006, this customer, a satellite broadcast provider, transitioned its installation service requirements to others and Apex ceased providing these services. As a result, the Company has discontinued the operations of Apex. The results of Apex were not material in fiscal 2009 or 2010.
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

          Subsequent Events — The Company evaluated subsequent events through the time of filing these financial statements with the SEC on November 25, 2009, and there were no subsequent events that would require disclosure, except for the legal matter disclosed in Note 15, Commitments and Contingencies — Legal Proceedings.
               Restricted Cash — As of October 24, 2009 and July 25, 2009, the Company had approximately $4.9 million in restricted cash which is held as collateral in support of the Company’s insurance obligations. Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the condensed consolidated statements of cash flows.
          Comprehensive Income — During the three months ended October 24, 2009 and October 25, 2008, the Company did not have any material changes in its equity resulting from non-owner sources, including foreign currency translation adjustments. Accordingly, comprehensive income approximated the net income amounts presented for the respective period’s operations.
          Multiemployer Defined Benefit Pension Plan — A wholly-owned subsidiary of the Company participates in a multiemployer defined benefit pension plan that covers certain of its employees. This subsidiary makes periodic contributions to the plan to meet its benefit obligations. During each of the three months ended October 24, 2009 and October 25, 2008, the subsidiary contributed approximately $1.2 million to the plan.
               Fair Value of Financial Instruments — Accounting Standard Codification (“ASC”) Topic 825 requires certain disclosures regarding the fair value of financial instruments. The Company’s financial instruments consist primarily of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable and accrued expenses, and long-term debt. The carrying amounts of these instruments approximate their fair value due to the short maturity of these items, except for the Company’s 8.125% senior subordinated notes due October 2015. The Company determined that the fair value of the 8.125% senior subordinated notes at October 24, 2009 was $124.0 million based on quoted market prices compared to a carrying value of $135.35 million.
               Segment Information — The Company operates in one reportable segment as a specialty contractor, providing engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. All of the Company’s subsidiaries have been aggregated into one reporting segment due to their similar economic characteristics, products and production methods, and distribution methods. The Company’s services are provided by its various subsidiaries throughout the United States and, on a limited basis, in Canada. One of the Company’s subsidiaries earned revenues from contracts in Canada of approximately $1.6 million and $1.1 million during the three months ended October 24, 2009 and October 25, 2008, respectively. The Company had no material long-lived assets in the Canadian operations at October 24, 2009 and July 25, 2009.
               Recently Issued Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140”, ASC Topic 860. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement is effective for the Company in fiscal 2011. The adoption of SFAS No. 166 is not expected to have a material effect on the Company’s condensed consolidated financial statements.
               In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, ASC Topic 810. SFAS No. 167 amends FASB Interpretation No. 46 (R), “Consolidation of Variable Interest Entities”, to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity. This statement is effective for the Company in fiscal 2011. The adoption of SFAS No. 167 is not expected to have a material effect on the Company’s condensed consolidated financial statements.
2. Computation of Earnings Per Common Share
          In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”), ASC Topic 260. ASC Topic 260 addresses whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered as participating securities for the purposes of applying the two-class method of calculating earnings per share. The FASB staff concluded that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share. The Company adopted this standard in the first quarter of fiscal 2010 and the adoption did not change the Company’s earnings per share calculation for any prior period presented.
          The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation as required by ASC Topic 260. Basic earnings per common share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted shares and restricted share units. Diluted earnings per common share includes the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested time vesting and certain performance vesting restricted shares and restricted share units. Performance vesting restricted shares and restricted share units are only included in diluted earnings per common share calculations for the period if all the necessary performance conditions are satisfied and their impact is not anti-dilutive. Common stock equivalents related to stock options are excluded from diluted earnings per common share calculations if their effect would be anti-dilutive.

	For the Three Months Ended
	October 24, 2009	October 25, 2008
	(Dollars in thousands, except per share amounts)
Numerator:
Income from continuing operations	$3,523	$10,586
Loss from discontinued operations, net of tax	—	(38)

Net income	$3,523	$10,548

Denominator:
Basic
Weighted-average number of common shares — Basic	38,990,281	39,321,662

Diluted
Weighted-average number of common shares — Basic	38,990,281	39,321,662
Potential common stock arising from stock options, unvested restricted shares and unvested restricted share units	291,325	99,928

Weighted-average number of common shares — Diluted	39,281,606	39,421,590

Antidilutive weighted shares excluded from the calculation of earnings per common share	2,017,726	2,298,370

EARNINGS PER COMMON SHARE — BASIC:

Income from continuing operations	$0.09	$0.27
Loss from discontinued operations	—	—

Net income	$0.09	$0.27

EARNINGS PER COMMON SHARE — DILUTED:

Income from continuing operations	$0.09	$0.27
Loss from discontinued operations	—	—

Net income	$0.09	$0.27

3. Accounts Receivable
          Accounts receivable consists of the following:

	October 24, 2009	July 25, 2009
	(Dollars in thousands)
Contract billings	$110,621	$113,275
Retainage and other receivables	3,206	4,501

Total	113,827	117,776
Less: allowance for doubtful accounts	819	808

Accounts receivable, net	$113,008	$116,968

          The allowance for doubtful accounts changed as follows:

	For the Three Months Ended
	October 24, 2009	October 25, 2008
	(Dollars in thousands)
Allowance for doubtful accounts at beginning of period	$808	$769
Bad debt expense (recovery), net	24	(138)
Amounts charged against the allowance	(13)	(157)

Allowance for doubtful accounts at end of period	$819	$474

          As of October 24, 2009, the Company expected to collect all retainage balances within the next twelve months.
4. Costs and Estimated Earnings on Contracts in Excess of Billings
          Costs and estimated earnings in excess of billings, net, consists of the following:

	October 24, 2009	July 25, 2009
	(Dollars in thousands)
Costs incurred on contracts in progress	$46,523	$53,823
Estimated to date earnings	10,977	13,288

Total costs and estimated earnings	57,500	67,111
Less: billings to date	180	151

	$57,320	$66,960

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$57,500	$67,111
Billings in excess of costs and estimated earnings	(180)	(151)

	$57,320	$66,960

          The above amounts include revenue for services from contracts based both on the units of delivery and the cost-to-cost measures of the percentage of completion method.

5. Property and Equipment
          Property and equipment, including amounts for assets subject to capital leases, consists of the following:

	October 24, 2009	July 25, 2009
	(Dollars in thousands)
Land	$2,937	$2,974
Buildings	9,739	9,875
Leasehold improvements	4,427	4,361
Vehicles	199,872	199,372
Computer hardware and software	44,755	42,323
Office furniture and equipment	5,142	5,030
Equipment and machinery	123,770	123,709

Total	390,642	387,644
Less: accumulated depreciation	253,831	245,512

Property and equipment, net	$136,811	$142,132

          Depreciation expense and repairs and maintenance, including amounts for assets subject to capital leases, were as follows:

	For the Three Months Ended
	October 24, 2009	October 25, 2008
	(Dollars in thousands)
Depreciation expense	$13,576	$14,788
Repairs and maintenance expense	$3,915	$4,480
6. Goodwill and Intangible Assets
          The Company’s goodwill and intangible assets consist of the following:

	Useful Life
	In Years	October 24, 2009	July 25, 2009
		(Dollars in thousands)
Goodwill	N/A	$157,851	$157,851

Intangible Assets:
Carrying amount
UtiliQuest tradename	Indefinite	4,700	4,700
Tradenames	4-15	2,600	2,925
Customer relationships	5-15	77,555	77,555

		84,855	85,180

Accumulated amortization:
Tradenames		616	897
Customer relationships		29,798	28,227

		30,414	29,124

Net Intangible Assets		$54,441	$56,056

          For finite-lived intangible assets, amortization expense for the three months ended October 24, 2009 and October 25, 2008 was $1.6 million and $1.8 million, respectively. Amortization of the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life.
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
          During fiscal 2009, the Company’s market capitalization was significantly impacted by the extreme volatility in the U.S. equity and credit markets and was below the book value of shareholders’ equity as of the end of the Company’s second quarter. As a result, the Company evaluated whether the decrease in its market capitalization reflected factors that would more likely than not reduce the fair value of the Company’s reporting units below their carrying value. Based on a combination of factors, including the economic environment, the sustained period of decline in the Company’s market capitalization, and the implied valuation and discount rate assumptions in the Company’s industry, the Company concluded there were sufficient indicators to perform an interim impairment test of the reporting units and related intangible assets as of January 24, 2009, and, as a result, recognized a preliminary goodwill impairment charge of $94.4 million during the second quarter of fiscal 2009. The Company’s interim impairment analysis was finalized during the third quarter of fiscal 2009 and no further charges were incurred. The Company performed its annual impairment test in the fourth quarter of fiscal 2009 and there was no impairment of goodwill or indefinite-lived intangible assets. However, the estimated fair value of the Prince Telecom (“Prince”) reporting unit exceeded its carrying value by a margin of less than 25%. There were also smaller margins of fair value over carrying value for the Broadband Installations Services, Ervin Cable Construction (“Ervin”), and UtiliQuest reporting units, as their carrying values were written down to their estimated fair values during fiscal 2009. As a result, the goodwill balances of these reporting units may have an increased likelihood of impairment in future periods if adverse events were to occur or circumstances were to change and the long-term outlook for their cash flows were adversely impacted. Broadband Installation Services, Ervin, Prince, and UtiliQuest have remaining goodwill balances of $19.7 million, $7.4 million, $39.7 million, and $35.6 million, respectively, as of October 24, 2009.
          Except for the goodwill impairment charges described above, none of the Company’s reporting units with remaining goodwill balances incurred significant losses in fiscal 2009 or 2010. The estimates and assumptions used in assessing the fair value of the Company’s reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Changes in the Company’s judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in impairments of goodwill or intangible assets at additional reporting units. A change in the estimated discount rate used would have impacted the amount of the goodwill impairment charges recorded during fiscal 2009. Additionally, continued adverse conditions in the economy and future volatility in the equity and credit markets could further impact the valuation of the Company’s reporting units. The Company can provide no assurances that, if such conditions continue, they will not trigger additional impairments of goodwill and other intangible assets in future periods.
          As of October 24, 2009, the Company believes the carrying value of its goodwill and other indefinite-lived intangible asset is recoverable; however, there can be no assurances that they will not be impaired in future periods. Certain of the Company’s reporting units also have other intangible assets including tradenames and customer relationship intangibles. As of October 24, 2009, management believes that the carrying amounts of the intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets may become impaired.
7. Accrued Insurance Claims
          The Company retains the risk of loss, up to certain limits, for claims relating to automobile liability, general liability (including locate damages), workers’ compensation, employee group health. With regard to losses occurring in fiscal 2010, the Company has retained the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability and workers’ compensation. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in three states in which the Company participates in a state sponsored insurance fund. Aggregate stop loss coverage for automobile liability, general liability and workers’ compensation claims is $43.8 million for fiscal 2010. For losses under the Company’s employee health plan occurring during fiscal 2010, it has retained the risk of loss, on an annual basis, of $250,000 per participant.
Accrued insurance claims consist of the following:

	October 24, 2009	July 25, 2009
	(Dollars in thousands)
Amounts expected to be paid within one year:
Accrued auto, general liability and workers’ compensation	$15,292	$15,559
Accrued employee group health	3,430	3,698
Accrued damage claims	8,362	8,129

	27,084	27,386

Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers’ compensation	24,987	23,866
Accrued damage claims	6,071	5,893

	31,058	29,759

Total accrued insurance claims	$58,142	$57,145

8. Other Accrued Liabilities

          Other accrued liabilities consist of the following:

	October 24, 2009	July 25, 2009
	(Dollars in thousands)
Accrued payroll and related taxes	$19,519	$22,041
Accrued employee benefit and incentive plan costs	1,886	7,195
Accrued construction costs	7,557	8,083
Accrued interest and related bank fees	466	3,228
Current liabilities of discontinued operations	464	528
Other	9,869	11,515

Total other accrued liabilities	$39,761	$52,590

9. Debt
          The Company’s outstanding indebtedness consists of the following:

	October 24, 2009	July 25, 2009
	(Dollars in thousands)
Senior subordinated notes	$135,350	$135,350
Capital leases	615	953

	135,965	136,303
Less: current portion	615	926

Long-term debt	$135,350	$135,377

          During the first quarter of fiscal 2009, the Company entered into a new three-year $195.0 million revolving Credit Agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement was subsequently amended to add an additional bank to the syndicate of banks and increase the maximum borrowing available under the Credit Agreement from $195.0 million to $210.0 million. The Credit Agreement has an expiration date of September 12, 2011 and includes a sublimit of $100.0 million for the issuance of letters of credit. Subject to certain conditions, the Credit Agreement provides for two one-year extensions and, after giving affect to the amendment, also provides the ability to borrow an incremental $85.0 million (the “Incremental Revolving Facility”).
          Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (a) the administrative agent’s base rate, described in the Credit Agreement as the higher of the administrative agent’s prime rate or the federal funds rate plus 0.50%, or (b) LIBOR (a publicly published rate) plus, in either instance, a spread determined by the Company’s condensed consolidated leverage ratio. Since the Credit Agreement has been in place, the spread above the administrative agent’s base rate ranged from 0.75% to 1.00% and the spread above LIBOR ranged from 1.75% to 2.00%. The Credit Agreement requires the payment of fees for outstanding letters of credit and unutilized commitments, in each case based on the Company’s consolidated leverage ratio. Since inception of the Credit Agreement, fees for outstanding letters of credit ranged from 1.875% to 2.125% per annum and fees for unutilized commitments ranged from 0.625% to 0.75% per annum. The payments under the Credit Agreement are guaranteed by certain subsidiaries and secured by a pledge of (i) 100% of the equity of the Company’s material domestic subsidiaries, and (ii) 100% of the non-voting equity and 65% of the voting equity of first tier material foreign subsidiaries, if any, in each case excluding certain unrestricted subsidiaries.
          The Credit Agreement contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. It also contains defined financial covenants which require the Company to (i) maintain a leverage ratio of not greater than 3.00 to 1.00, as measured at the end of each fiscal quarter, (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain condensed consolidated total tangible net worth, as measured at the end of each fiscal quarter, of not less than $50.0 million plus (A) 50% of condensed consolidated net income (if positive) from September 12, 2008 to the date of computation plus (B) 75% of equity issuances made from September 12, 2008 to the date of computation.
          As of October 24, 2009, the Company had no outstanding borrowings and $47.9 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are issued as part of the Company’s insurance program. At October 24, 2009, the Company had additional borrowing availability of $162.1 million as determined by the most restrictive covenants of the Credit Agreement and was in compliance with all of the financial covenants.
          In October 2005, Dycom Investments, Inc., a wholly-owned subsidiary of the Company, issued $150.0 million in aggregate principal amount of 8.125% senior subordinated notes due October 2015 (“Notes”). Interest on the Notes is due on April 15th and October 15th of each year. The Company purchased $14.65 million principal amount of the Notes during fiscal 2009 for $11.3 million. The indenture governing the Notes contains covenants that restrict the Company’s ability to, among other things:
•	make certain payments, including the payment of dividends;

•	redeem or repurchase capital stock;

•	incur additional indebtedness and issue preferred stock;

•	make investments or create liens;

•	enter into sale and leaseback transactions;

•	merge or consolidate with another entity;

•	sell certain assets; and

•	enter into transactions with affiliates.
          The Company had $0.6 million in capital lease obligations as of October 24, 2009 which were assumed in connection with the fiscal 2007 acquisition of Broadband Installation Services.

10. Income Taxes
          In previous years, the Company incurred non-cash impairment charges on an investment for financial statement purposes and recorded a deferred tax asset reflecting the tax benefits of those impairment charges. During the three months ended October 24, 2009, the investment became impaired for tax purposes and the Company determined that it is more likely than not that the associated tax benefit will not be realized prior to its eventual expiration. Accordingly, the Company recognized a non-cash income tax charge of $1.1 million for a valuation allowance on the associated deferred tax asset.
          As of October 24, 2009, the Company has total unrecognized tax benefits of $3.0 million, which would reduce the Company’s effective tax rate during future periods if it is subsequently determined that those liabilities are not required. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. During each of the three months ended October 24, 2009 and October 25, 2008, the Company recognized less than $0.1 million of interest expense in the accompanying condensed consolidated statements of operations related to unrecognized tax benefits.
11. Other Income, net
          The components of other income, net, are as follows:

	For the Three Months Ended
	October 24, 2009	October 25, 2008
	(Dollars in thousands)
Gain on sale of fixed assets	$1,026	$1,022
Miscellaneous (loss) income	79	(69)
Write-off of deferred financing costs	—	(551)

Total other income, net	$1,105	$402

12. Capital Stock
          On each of August 28, 2007 and May 20, 2008, the Company’s Board of Directors authorized the repurchase of up to $15.0 million of its common stock in open market or private transactions (for an aggregate authorization of $30.0 million). The Board of Directors further increased its authorization to repurchase shares of its common stock by $15.0 million, increasing the aggregate authorization from $30.0 million to $45.0 million on August 26, 2008. The stock repurchases are authorized to be made through February 2010. As of October 24, 2009, approximately $16.9 million of the aggregate authorized amount remains available for the repurchase of common stock.

13. Stock-Based Awards
               Stock-based awards are granted by the Company under its 2003 Long-term Incentive Plan (“2003 Plan”) and the 2007 Non-Employee Directors Equity Plan (“2007 Directors Plan”), (collectively, “the Plans”). The Company also has several other plans under which no further awards will be granted, including expired plans. The Company’s policy is to issue new shares to satisfy equity awards under the Plans. Under the terms of the Plans, stock options are granted at the closing price on the date of the grant and are exercisable over a period of up to ten years. The Plans also provide for the grants of time based restricted share units (“RSUs”), that currently vest ratably over a four year period from the date of grant. Additionally, the 2003 Plan provides for the grants of performance based restricted share units (“Performance RSUs”). Outstanding Performance RSUs vest over a three year period from the grant date if certain Company performance goals are achieved.
          The following table summarizes the stock-based awards activity during the three months ended October 24, 2009:

	Stock Options		RSUs		Performance RSUs
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Grant		Grant
	Shares	Price	Shares/Units	Price	Shares/Units	Price
Outstanding as of July 25, 2009	2,866,675	$23.36	177,400	$13.78	680,342	$21.34
Granted	—	$—	—	$—	55,746	$12.25
Options Exercised/Shares and Units Vested	—	$—	—	$—	(19,693)	$18.42
Forfeited or cancelled	(168,545)	$25.95	(7,324)	$6.83	(109,699)	$15.71

Outstanding as of October 24, 2009	2,698,130	$23.20	170,076	$14.08	606,696	$21.62

Excerisable options as of October 24, 2009	1,878,561	$30.03

          The Performance RSUs in the above table represent the maximum number of awards which may vest under the outstanding grants assuming that all performance criteria are met. Approximately 237,000 Performance RSUs outstanding as of October 24, 2009 will be cancelled during the second quarter of fiscal 2010 related to fiscal 2009 performance criteria not being met.
          Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the condensed consolidated statements of operations. The compensation expense and the related tax benefit recognized related to stock options, restricted share and restricted share units for the three months ended October 24, 2009 and October 25, 2008 is as follows:

	For the Three Months Ended
	October 24, 2009	October 25, 2008
	(Dollars in thousands)
Stock-based compensation expense	$971	$1,547
Tax benefit recognized	(314)	(596)
          The Company evaluates compensation expense quarterly and only recognizes expense for performance based awards if management determines it is probable that the performance criteria for the awards will be met. The total amount of expense ultimately recognized is based on the number of awards that actually vest. Accordingly, the amount recognized during current and prior periods may not be representative of future stock-based compensation expense.
          Under the Plans, the maximum total unrecognized compensation expense and weighted-average period over which the expense would be recognized subsequent to October 24, 2009 is as follows:

	Unrecognized
	Compensation	Weighted-
	Expense	Average Period
	(In thousands)	(In years)
Stock options	$2,644	3.0
Unvested RSUs	$1,368	1.8
Unvested Performance RSUs	$6,244	0.8
          For Performance RSUs, the unrecognized compensation cost above is based upon the maximum amount of restricted units that can be earned under outstanding awards and excludes unrecognized compensation for awards that will cancel in December 2009 due to the fiscal 2009 performance criteria not being met. If performance goals are not met related to future performance periods, no compensation expense will be recognized for these units and compensation expense previously recognized will be reversed.
14. Related Party Transactions
          The Company leases administrative offices from entities related to officers of the Company’s subsidiaries. The total expense under these arrangements was $0.3 million for each of the three month periods ended October 24, 2009 and October 25, 2008, respectively.
15. Commitments and Contingencies
Legal Proceedings.
          In May 2009, the Company and one of its subsidiaries were named as defendants in a lawsuit in the U.S. District Court for the Western District of Washington. The plaintiffs, all former employees of the subsidiary, allege various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs seek to certify as a class current and former employees of the subsidiary who worked in the State of Washington. In November 2009, the plaintiffs’ attorneys, the Company and the subsidiary entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit. The proposed settlement provides for the resolution of all claims against the Company and the subsidiary in exchange for an aggregate payment of not more than $2.2 million. This proposed settlement is subject to a number of contingencies, including preparation of a Stipulation of Settlement and Release, preliminary Court approval, certification of a settlement class and final Court approval after providing members of the plaintiffs’ class with notice of the settlement terms. The Company has estimated the liability of this proposed settlement at $2.0 million and recorded a pre-tax charge for this amount during the quarter ended October 24, 2009. The actual amount of the proposed settlement to be paid will depend on the number of class members that participate in the settlement, and could differ from the estimated amount.
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
Performance Bonds and Guarantees.
          The Company has obligations under performance bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of October 24, 2009, the Company had $38.5 million of outstanding performance bonds and no events have occurred in which the customers have exercised their rights under the performance bonds.
          The Company has periodically guaranteed certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.
16. Customer Concentrations
                The Company provides specialty contracting services to telecommunications providers, utilities and others. Revenue information by type of customer is as follows:

	For the Three Months Ended
	October 24, 2009	October 25, 2008
	(Dollars in thousands)
Telecommunications	$204,897	$263,203
Underground facility locating	46,940	51,517
Electric utilities and other construction and maintenance	7,279	19,247

Total contract revenues	$259,116	$333,967

           The Company’s customer base is highly concentrated, with the top five customers accounting for approximately 65.5% and 64.9% of total contract revenues for the three month periods ended October 24, 2009 and October 25, 2008, respectively. AT&T, Inc. (“AT&T”), Comcast Cable Corporation (“Comcast”) , and Verizon Communications, Inc. (“Verizon”) represent a significant portion of the Company’s customer base. For the three month periods ended October 24, 2009 and October 25, 2008, revenues from AT&T, Comcast, and Verizon represented the following percentages of total revenue from continuing operations:

	For the Three Months Ended
	October 24, 2009	October 25, 2008
AT&T	18.2%	15.7%
Comcast	15.7%	16.1%
Verizon	14.7%	19.4%
                    The Company believes that none of its significant customers were experiencing financial difficulties that would impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of October 24, 2009. The outstanding balances for trade accounts receivable and costs and estimated earnings in excess of billings as of October 24, 2009, from AT&T, Comcast, and Verizon, totaled approximately $25.8 million or 15.1%, $20.6 million or 12.0%, and $40.0 million or 23.4%, respectively, of the outstanding balances. The outstanding balances for these amounts as of July 25, 2009 from AT&T, Comcast, and Verizon totaled approximately $28.5 million or 15.6%, $21.6 million or 11.8%, and $48.0 million or 26.2%, respectively, of the outstanding balances.
17. Supplemental Consolidating Financial Statements
          As of October 24, 2009, the principal amount outstanding of the Company’s Notes was $135.35 million. The Notes were issued in fiscal 2006 by Dycom Investments, Inc. (“Issuer”), a wholly-owned subsidiary of the Company. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent”) on a parent only basis, (ii) the Issuer, (iii) the guarantor subsidiaries for the Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The condensed consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the

Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. Intercompany charges (income) between the Parent and subsidiaries are recognized in the condensed consolidating financial statements during the period incurred and the settlement of intercompany balances is reflected in the condensed consolidating statement of cash flows based on the nature of the underlying transactions.
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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
OCTOBER 24, 2009

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$119,881	$602	$—	$120,483
Accounts receivable, net	—	—	112,002	1,006	—	113,008
Costs and estimated earnings in excess of billings	—	—	56,947	553	—	57,500
Deferred tax assets, net	1,182	—	14,193	118	(158)	15,335
Income taxes receivable	2,144	—	—	—	—	2,144
Inventories	—	—	7,664	110	—	7,774
Other current assets	7,022	47	4,473	1,182	—	12,724

Total current assets	10,348	47	315,160	3,571	(158)	328,968

Property and equipment, net	13,382	—	106,881	17,166	(618)	136,811
Goodwill	—	—	157,851	—	—	157,851
Intangible assets, net	—	—	54,441	—	—	54,441
Deferred tax assets, net non-current	—	—	15,175	107	(15,282)	—
Investment in subsidiaries	676,638	1,226,413	—	—	(1,903,051)	—
Intercompany receivables	—	—	723,191	—	(723,191)	—
Other	4,677	2,819	2,168	600	—	10,264

Total non-current assets	694,697	1,229,232	1,059,707	17,873	(2,642,142)	359,367

TOTAL	$705,045	$1,229,279	$1,374,867	$21,444	$(2,642,300)	$688,335

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,357	$—	$26,435	$301	$—	$28,093
Current portion of debt	—	—	615	—	—	615
Billings in excess of costs and estimated earnings	—	—	180	—	—	180
Accrued insurance claims	557	—	26,459	68	—	27,084
Income taxes payable	2,317	—	—	—	—	2,317
Deferred tax liabilities	—	106	—	52	(158)	—
Other accrued liabilities	2,230	331	35,393	1,807	—	39,761

Total current liabilities	6,461	437	89,082	2,228	(158)	98,050

LONG-TERM DEBT	—	135,350	—	—	—	135,350
ACCRUED INSURANCE CLAIMS	791	—	30,167	100	—	31,058
DEFERRED TAX LIABILITIES, net non-current	1,337	423	34,163	3,251	(15,282)	23,892
INTERCOMPANY PAYABLES	297,532	416,431	—	9,239	(723,202)	—
OTHER LIABILITIES	3,875	—	1,052	9	—	4,936

Total liabilities	309,996	552,641	154,464	14,827	(738,642)	293,286

Total stockholders’ equity	395,049	676,638	1,220,403	6,617	(1,903,658)	395,049

TOTAL	$705,045	$1,229,279	$1,374,867	$21,444	$(2,642,300)	$688,335

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 24, 2009

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$257,017	$2,099	$—	$259,116

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	207,938	2,033	—	209,971
General and administrative	5,572	128	15,783	2,019	—	23,502
Depreciation and amortization	737	—	13,534	931	(11)	15,191
Intercompany charges (income) , net	(6,998)	—	6,813	185	—	—

Total	(689)	128	244,068	5,168	(11)	248,664

Interest income	6	—	29	—	—	35
Interest expense	(696)	(2,829)	(19)	—	—	(3,544)
Other income, net	1	—	1,097	7	—	1,105

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	(2,957)	14,056	(3,062)	11	8,048

PROVISION (BENEFIT) FOR INCOME TAXES	1,090	(1,262)	6,004	(1,307)	—	4,525

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(1,090)	(1,695)	8,052	(1,755)	11	3,523

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	—	—	—

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(1,090)	(1,695)	8,052	(1,755)	11	3,523

EQUITY IN EARNINGS OF SUBSIDIARIES	4,613	6,308	—	—	(10,921)	—

NET INCOME (LOSS)	$3,523	$4,613	$8,052	$(1,755)	$(10,910)	$3,523

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 24, 2009

				Non-
			Subsidiary	Guarantor	Eliminations and	Dycom
	Parent	Issuer	Guarantors	Subsidiaries	Reclassifications	Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(5,355)	$(4,394)	$35,718	$(1,387)	$—	$24,582

Cash flows from investing activties:
Capital expenditures	(738)	—	(7,896)	(1,302)	—	(9,936)
Proceeds from sale of assets	—	—	1,614	—	—	1,614
Capital contributions to subsidiaries	—	(3,665)	—	—	3,665	—

Net used in provided by investing activities	(738)	(3,665)	(6,282)	(1,302)	3,665	(8,322)

Cash flows from financing activties:
Principal payments on long-term debt	—	—	(455)	—	—	(455)
Restricted stock tax withholdings	(29)	—	—	—	—	(29)
Intercompany funding and financing activities	6,122	8,059	(13,682)	3,166	(3,665)	—

Net cash (used in) provided by financing activities	6,093	8,059	(14,137)	3,166	(3,665)	(484)

Net increase in cash and equivalents	—	—	15,299	477	—	15,776

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	104,582	125	—	104,707

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$119,881	$602	$—	$120,483

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended July 25, 2009. Our Annual Report on Form 10-K for the year ended July 25, 2009 was filed with the Securities and Exchange Commission (“SEC”) on September 3, 2009 and is available on the SEC’s website at www.sec.gov and on our website, which is www.dycomind.com.
Cautionary Note Concerning Forward-Looking Statements and Information
          In this Quarterly Report on Form 10-Q, Dycom Industries, Inc. and its subsidiaries (referred to as “the Company,” “we,” “us,” or “our”) have made forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “forecast,” “may,” “should,” “could,” “project” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to:
•	anticipated outcomes of contingent events, including litigation;

•	projections of revenues, income or loss, or capital expenditures;

•	plans for future operations, growth and acquisitions, dispositions, or financial needs;

•	availability of financing;

•	plans relating to our services, including our contract backlog;

•	current economic conditions and trends in the industries we serve; and

•	assumptions relating to any of foregoing.
          These forward-looking statements are based on management’s current expectations, estimates and projections and are subject to known and unknown risks and uncertainties that may cause actual results in the future to differ materially from the results projected or implied in any forward-looking statements contained in this report. The factors that could affect future results and cause these results to differ materially from those expressed in the forward-looking statements include, but are not limited to, those described under Item 1A, “Risk Factors” included in the Company’s 2009 Annual Report on Form 10-K, filed with the SEC on September 3, 2009 and other risks outlined in our periodic filings with the SEC. Except as required by law, we may not update forward-looking statements, although our circumstances may change in the future. With respect to forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
Overview
          We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. Additionally, we provide services on a limited basis in Canada. For the three months ended October 24, 2009, the percentage of our revenue by customer type from telecommunications, underground facility locating, and electric utilities and other customers, was approximately 79.1%, 18.1%, and 2.8%, respectively.

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
          The following table summarizes our revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues from continuing operations:

	For the Three Months Ended
	October 24, 2009	October 25, 2008
Multi-year master service agreements	74.8%	63.5%
Other long-term contracts	15.7%	18.7%

Total long-term contracts	90.5%	82.2%

          The percentage of revenue from long-term contracts varies between periods depending on the volume of work performed under the Company’s contracts. During the three months ended October 24, 2009, revenue from total long-term contracts increased compared to the prior period as more work was performed for contracts with original terms greater than one year. Revenue during the three months ended October 25, 2008 included revenue for services performed under short-term contracts related to the hurricanes that impacted the Southern United States during September 2008.

          A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from those customers who contributed at least 2.5% of our total revenue from continuing operations in the three month periods ended October 24, 2009 or October 25, 2008:

	For the Three Months Ended
	October 24, 2009	October 25, 2008
AT&T	18.2%	15.7%
Comcast	15.7%	16.1%
Verizon	14.7%	19.4%
Time Warner Cable	8.6%	7.9%
CenturyLink*	8.4%	5.8%
Charter	5.4%	4.8%
Windstream	3.4%	3.3%
Qwest	2.3%	3.1%

*	For comparison purposes, CenturyTel, Inc. and Embarq Corporation revenues have been combined for periods prior to their July 2009 merger.
          Cost of earned revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by subcontractors, operation of capital equipment (excluding depreciation and amortization), and insurance claims and other related costs. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our underground facility locating services. A change in claims experience or actuarial assumptions related to these risks could materially affect our results of operations. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools, and equipment necessary to perform installation and maintenance services. Materials supplied by our customers, for which the customer retains financial and performance risk, are not included in our revenue or costs of sales. In addition, cost of earned revenues for the three months ended October 24, 2009 includes a $2.0 million charge related to the proposed settlement of a legal matter, see “Legal Proceedings” below.
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
          We grant credit under normal payment terms, generally without collateral, to our customers. These customers primarily consist of telephone companies, cable television multiple system operators and electric utilities. With respect to a portion of the services provided to these customers, we have certain statutory lien rights which may in certain circumstances enhance our collection efforts. Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks. These risks may be heightened as a result of the current economic climate and market volatility. In the past, some of our customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose us to increased risks related to the collectability of amounts due for services performed. We believe that none of our significant customers were experiencing financial difficulties that would impact the collectability of our trade accounts receivable and costs in excess of billings as of October 24, 2009.
          Growth in economic activity slowed substantially beginning in fiscal 2009. The duration of the current economic weakness and the impact that it will have on our customers remain uncertain. The economic slowdown, when combined with developments in the financial and credit markets, has created a challenging business environment for us and our customers. We are closely monitoring the effects that changes in economic and market conditions may have on our customers and our business, including rising fuel costs, and we continue to manage the areas of the business that we can control. These areas include, but are not limited to, deploying appropriate workforce levels and supervisory employees, practicing sound safety procedures, managing fuel consumption levels and maintaining the investment in our fleet of vehicles and equipment to support current and future business opportunities.
Legal Proceedings
          In May 2009, the Company and one of our subsidiaries were named as defendants in a lawsuit in the U.S. District Court for the Western District of Washington. The plaintiffs, former employees of the subsidiary, allege various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs seek to certify as a class current and former employees of the subsidiary who worked in the State of Washington. In November 2009, the plaintiffs’ attorneys, the Company and the subsidiary entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit. The proposed settlement provides for the resolution of all claims against us and the subsidiary in exchange for an aggregate payment of not more than $2.2 million. This proposed settlement is subject to a number of contingencies, including preparation of a Stipulation of Settlement and Release, preliminary Court approval, certification of a settlement class and final Court approval after providing members of the plaintiffs’ class with notice of the settlement terms. The Company has estimated the liability of this proposed settlement at $2.0 million and recorded a pre-tax charge for this amount during the quarter ended October 24, 2009. The actual amount of the proposed settlement to be paid will depend on the number of class members that participate in the settlement, and could differ from the estimated amount.

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
Critical Accounting Policies and Estimates
          The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to recognition of revenue for costs and estimated earnings in excess of billings, the fair value of goodwill and intangible assets, income taxes, accrued insurance claims, asset lives used in determining depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense for performance awards, and the outcome of contingencies, including legal matters. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended July 25, 2009 for further information regarding our critical accounting policies and estimates.
Results of Operations
          The following table sets forth, as a percentage of revenues earned, our condensed consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	For the Three Months Ended
	October 24, 2009		October 25, 2008
	(Dollarsinmillions)
Revenues	$259.1	100.0%	$334.0	100.0%

Expenses:
Cost of earned revenue, exluding depreciation and amortization	210.0	81.0	268.6	80.4
General and administrative	23.5	9.1	27.5	8.2
Depreciation and amortization	15.2	5.9	16.6	5.0

Total	248.7	96.0	312.8	93.6

Interest income	—	—	0.1	—
Interest expense	(3.5)	(1.4)	(4.1)	(1.2)
Other income, net	1.1	0.4	0.4	0.1

Income from continuing operations before income taxes	8.0	3.1	17.7	5.3
Provision for income taxes	4.5	1.7	7.1	2.1

Income from continuing operations	3.5	1.4	10.6	3.2
Loss from discontinued operations, net of tax	—	—	—	—

Net income	$3.5	1.4%	$10.5	3.2%

          Revenues. The following table presents information regarding total revenues by type of customer for the three months ended October 24, 2009 and October 25, 2008 (totals may not add due to rounding):

	For the Three Months Ended
	October 24, 2009		October 25, 2008
						%
	Revenue	% of Total	Revenue	% of Total	Decrease	Decrease
	(Dollars in millions)
Telecommunications	$204.9	79.1%	$263.2	78.8%	$(58.3)	(22.1)%
Underground facility locating	46.9	18.1%	51.5	15.4%	(4.6)	(8.9)%
Electric utilities and other customers	7.3	2.8%	19.2	5.8%	(12.0)	(62.2)%

Total contract revenues	$259.1	100%	$334.0	100%	$(74.9)	(22.4)%

          Revenues decreased $74.9 million, or 22.4%, during the three months ended October 24, 2009 as compared to the three months ended October 25, 2008. The decrease was the result of a $58.3 million decrease in specialty contracting services provided to telecommunications customers, a $12.0 million decrease in revenues from construction and maintenance services provided to electric utilities and other customers, and a $4.6 million decrease in underground facility locating services revenue.
          Specialty construction services provided to telecommunications companies were $204.9 million during the three months ended October 24, 2009, compared to $263.2 million during the three months ended October 25, 2008, a decrease of 22.1%. During the three months ended October 25, 2008, we performed restoration services totaling $13.9 million related to the hurricanes that impacted the Southern United States. There were no services for storm work during fiscal 2010. We also experienced other decreases from significant customers as a result of their reductions in spending, including a $27.5 million decrease for a customer engaged in a multi-year fiber deployment project, a $6.6 million decrease for installation, maintenance and construction services provided to three cable multiple system operators, and a $5.3 million decline in work performed for two significant telephone customers. Other customers had net decreases of $7.3 million during the three months ended October 24, 2009 as compared to the three months ended October 25, 2008. Partially offsetting these decreases was a $2.3 million increase in services to a significant telephone customer that merged with another telephone customer in July 2009.
          Total revenues from underground facility locating during the three months ended October 24, 2009 were $46.9 million compared to $51.5 million during the three months ended October 25, 2008, a decrease of 8.9%. The decrease resulted from general declines in customer demand levels from its customers. Additionally, the three months ended October 25, 2008 included $0.8 million of restoration work related to the hurricanes that impacted the Southern United States.
          Our total revenues from electric utilities and other construction and maintenance services decreased $12.0 million, or 62.2%, during the three months ended October 24, 2009 as compared to the three months ended October 25, 2008. The decrease was primarily attributable to a decline in construction work performed for gas customers, including a gas pipeline project for a customer that was completed during fiscal 2009. Additionally, the three months ended October 25, 2008 included $0.4 million of restoration work related to the hurricanes that impacted the Southern United States.
          Costs of Earned Revenues. Costs of earned revenues decreased $58.7 million to $210.0 million for the three months ended October 24, 2009 compared to $268.6 million for the three months ended October 25, 2008. Included in costs of earned revenues for the three months ended October 24, 2009 is a $2.0 million charge recorded in connection with the proposed settlement of a legal matter described under “Legal Proceedings” above. The primary components of the remaining $60.7 million net decrease in cost of earned revenues were direct labor and subcontractor costs taken together, other direct costs, and direct materials which decreased $45.9 million, $11.3 million, and $3.5 million, respectively. The decrease in costs of earned revenues was primarily due to lower levels of operations during the three months ended October 24, 2009 as compared to the period ended October 25, 2008. Costs of earned revenues as a percentage of contract revenues increased 0.6% for the three months ended October 24, 2009 as compared to the same period last year due in part to the $2.0 million charge related to the proposed legal settlement referred to above, or 0.8% of contract revenues. Excluding the $2.0 million legal settlement charge referred to above, costs of earned revenues as a percentage of contract revenues decreased 0.2% for the three months ended October 24, 2009 as compared to the three months ended October 25, 2008. Fuel costs decreased 0.9% as a percentage of contract revenues as compared to the same period last year primarily due to declines in the price of gasoline and diesel fuel. Labor and subcontractor costs decreased 0.1% as compared to the same period last year due to reduced labor and subcontractor costs in relation to current operating levels. Offsetting these decreases was an increase in other direct costs of 0.8% as a percentage of contract revenues, primarily from increased development costs related to prior insurance claims and from lower absorption of support and field office costs in relation to reduced operating levels during the current year period.
          General and Administrative Expenses. General and administrative expenses decreased $4.0 million to $23.5 million during the three months ended October 24, 2009 as compared to $27.5 million for the three months ended October 25, 2008. This decrease resulted from a reduction in incentive pay expense due to lower operating levels and reduced legal and professional fees and other expenses as compared to the three months ended October 25, 2008. Additionally, stock-based compensation expense decreased to $1.0 million during the three months ended October 24, 2009 from $1.5 million during the three months ended October 25, 2008. General and administrative expenses as a percentage of contract revenues increased to 9.1% compared to 8.2% for the same period in the prior year, reflecting lower absorption of a portion of our expenses, such as certain office and support costs and certain payroll costs.
          Depreciation and Amortization. Depreciation and amortization decreased to $15.2 million during the three months ended October 24, 2009 from $16.6 million during the three months ended October 25, 2008 and increased as a percentage of contract revenues to 5.9% compared to 5.0% from the same period in the prior year. The decrease in amount was primarily a result of certain assets becoming fully depreciated or sold during fiscal 2009 and fiscal 2010. Amortization expense also decreased during the three months ended October 24, 2009 as compared to the three months ended October 25, 2008. This reduction related to customer relationship intangible assets of certain prior acquisitions that became fully amortized.
          Interest Income and Expense. Interest expense was $3.5 million during the three months ended October 24, 2009 as compared to $4.1 million during the three months ended October 25, 2008. The decrease in the current period reflects reduced interest expense on our senior subordinated notes as a result of the buyback of $14.65 million principal amount of the notes during fiscal 2009 and reduced balances for letters of credit and borrowings under our Credit Agreement.
          Other Income, Net. Other income increased to $1.1 million during the three months ended October 24, 2009 from $0.4 million during the three months ended October 25, 2008. During the three months ended October 25, 2008 other income, net included a charge of $0.6 million for the write-off of deferred financing costs in connection with the replacement of our previous credit agreement.
          Income Taxes. In previous years, we incurred a non-cash impairment on an investment for financial statement purposes and recorded a deferred tax asset reflecting the tax benefits of those impairment charges. During the three months ended October 24, 2009, the investment became impaired for tax purposes and we determined that it is more likely than not that the associated tax benefit will not be realized prior to its eventual expiration. Accordingly, the Company recognized a non-cash income tax charge of $1.1 million for a valuation allowance on the associated deferred tax asset. The following table presents our income tax expense and effective income tax rate for continuing operations during the three months ended October 24, 2009 and October 25, 2008:

	For the Three Months Ended
	October 24,	October 25,
	2009	2008
	(dollars in millions)
Income taxes	$4.5	$7.1
Effective income tax rate	56.2%	40.0%

          Other variations in our tax rate are attributable to the impact of non-deductable and non-taxable items in relation to our pre-tax income during the period. As of October 24, 2009, we had total unrecognized tax benefits of approximately $3.0 million, which would reduce the Company’s effective tax rate during the periods recognized if it is subsequently determined that those liabilities are not required.
          Income from Continuing Operations. Income from continuing operations was $3.5 million during the three months ended October 24, 2009 as compared to $10.6 million during the three months ended October 25, 2008.
          Discontinued Operations. During fiscal 2007, a wholly-owned subsidiary of the Company, Apex Digital, LLC (“Apex”) notified its primary customer of its intention to cease performing installation services in accordance with its contractual rights. Effective December 2006, this customer, a satellite broadcast provider, transitioned its installation service requirements to others and Apex ceased providing these services. As a result, we discontinued the operations of Apex. Apex did not have material operations in fiscal 2009 or 2010.
          Net Income. Net income was $3.5 million during the three months ended October 24, 2009 as compared to net income of $10.5 million during the three months ended October 25, 2008.
Liquidity and Capital Resources
          Capital requirements. Historically, our sources of cash have been operating activities, long-term debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Our working capital needs vary based upon our level of operations and generally increase with higher levels of revenues. They are also impacted by the time it takes us to collect our accounts receivable for work performed for our customers. Cash and cash equivalents totaled $120.5 million at October 24, 2009 compared to $104.7 million at July 25, 2009. Cash increased for the three months ended October 24, 2009 as a result of cash collected from operations offset by capital expenditures. Working capital (total current assets less total current liabilities) increased by $13.7 million to $230.9 million at October 24, 2009 compared to $217.2 million at July 25, 2009.
          Capital resources are primarily used to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. We periodically borrow from and repay our Credit Agreement based on our cash requirements. Additionally, to the extent we make acquisitions that involve consideration other than our stock, buyback our common stock or repurchase or call our senior subordinated notes, our capital requirements may increase. In the normal course of business, we may hedge our anticipated fuel purchases with the use of financial instruments. For the quarter ended October 24, 2009, we were not party to any such financial instruments. We believe that none of our major customers are experiencing significant financial difficulty as of October 24, 2009 that will materially affect our cash flows or liquidity.

	For the Three Months Ended
	October 24, 2009	October 25, 2008
	(Dollars in millions)
Net cash flows:
Provided by operating activities	$24.6	$4.1
Used in investing activities	$(8.3)	$(8.2)
(Used in) provided by financing activities	$(0.5)	$27.8
          Cash from operating activities. During the three months ended October 24, 2009, net cash provided by operating activities was $24.6 million. Non-cash items during the three months ended October 24, 2009 were primarily depreciation and amortization, gain on disposal of assets, stock-based compensation, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities contributed $4.3 million of operating cash flow during the three months ended October 24, 2009. The primary working capital sources during the three months ended October 24, 2009 were decreases in accounts receivable and net costs and estimated earnings in excess of billings of $3.7 million and $9.6 million, respectively. During the quarter, the timing of our billing and the collection activity improved compared to the prior year. Based on average daily revenue during the applicable quarter, days sales outstanding calculated for accounts receivable, net was 39.7 days as of October 24, 2009 compared to 42.5 days as of October 25, 2008. Days sales outstanding calculated for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, were 20.1 days as of October 24, 2009 compared to 26.1 days as of October 25, 2008. During the current period, cash flows also were increased for changes in net income taxes receivable of $6.8 million as a result of the receipt of income tax refunds.
          Working capital changes that used operating cash flow during the three months ended October 24, 2009 were decreases in other accrued liabilities and accrued insurance claims of $10.3 million. These decreases were primarily attributable to payments of approximately $5.5 million for the semi-annual interest due on our 8.125% senior subordinated notes (“Notes”), and amounts paid for annual incentive compensation during October 2009. Offsetting these decreases was a $2.0 million increase in other accrued liabilities related to the proposed settlement of the legal matter described in “Legal Proceedings” above and a $1.0 million increase in accrued insurance claims related to increased claim activity for prior year periods. Other working capital changes that used operating cash flow during the three months ended October 24, 2009 were net increases in other current and other non-current assets of $5.2 million, primarily the result of increased prepaid insurance and other prepaid costs that coincide with the beginning of our fiscal year. Additionally, accounts payable decreased $0.4 million during the three months ended October 24, 2009 due to the timing of receipt and payment of invoices.
           For the three months ended October 25, 2008, changes in working capital and changes in other long term assets and liabilities used $27.3 million of operating cash flow. Working capital changes that used operating cash flow during the three months ended October 25, 2008 included increases in accounts receivable and net costs and estimated earnings in excess of billings of $9.2 million and $2.1 million, respectively, due to current period billing and collection activity and the payment patterns of our customers, including billings related to hurricane restoration work performed during October 2008. Other working capital changes that used operating cash flow during the three months ended October 25, 2008 were decreases in other liabilities of $16.6 million primarily attributable to payments of approximately $8.6 million paid in connection with the fiscal 2008 settlement of a legal matter, $6.1 million for the semi-annual interest due on our Notes, and payments for annual incentive compensation during October 2008. Additionally, we had net increases in other current and other non-current assets of $5.6 million primarily as a result of increased prepaid insurance and other prepaid costs. Components of the working capital changes that contributed to operating cash flow during the three months ended October 25, 2008 were increases in accounts payable of $2.6 million due to the timing of the receipt and payment of invoices and a decrease in income taxes receivable of $3.7 million due to the timing of required payments.
          Cash used in investing activities. For the three months ended October 24, 2009 and October 25, 2008, net cash used in investing activities was $8.3 million and $8.2 million, respectively. Capital expenditures of $9.9 million and $9.3 million during the three months ended October 24, 2009 and October 25, 2008, respectively, were offset in part by $1.6 million and $1.3 million, respectively, in proceeds from the sale of assets. Capital expenditures increased during the three months ended October 24, 2009 as compared to the prior period due to the replacement cycle of our assets. Restricted cash, primarily related to funding provisions of our insurance claims program, increased $0.2 million during the three months ended October 25, 2008.
          Cash (used in) provided by financing activities. For the three months ended October 24, 2009 and October 25, 2008, net cash used in financing activities was $0.5 million as compared to $27.8 million of cash provided by financing activities during the three months ended October 25, 2008. During the three months ended October 24, 2009 and October 25, 2008 we paid $0.5 million and $0.7 million for principal amounts owed on our capital leases, respectively. During the three months ended October 25, 2008 we borrowed $30.0 million under our Credit Agreement and paid $1.5 million in debt issuance costs related to the Credit Agreement.
          Compliance with Notes and Credit Agreement
          The indenture governing the Notes contains covenants that restrict our ability to, among other things:
•	make certain payments, including the payment of dividends;

•	redeem or repurchase our capital stock;

•	incur additional indebtedness and issue preferred stock;

•	make investments or create liens;

•	enter into sale and leaseback transactions;

•	merge or consolidate with another entity;

•	sell certain assets; and

•	enter into transactions with affiliates.
          As of October 24, 2009, the principal amount outstanding under the Notes was $135.35 million and we were in compliance with the indenture governing the Notes.
          The Company’s $210.0 million revolving Credit Agreement (“Credit Agreement”), which expires in September 2011, contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. It also contains defined financial covenants which require us to (i) maintain a leverage ratio of not greater than 3.00 to 1.00, as measured at the end of each fiscal quarter, (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain consolidated total tangible net worth, as measured at the end of each fiscal quarter, of not less than $50.0 million plus (A) 50% of consolidated net income (if positive) from September 12, 2008 to the date of computation plus (B) 75% of equity issuances made from September 12, 2008 to the date of computation. The Credit Agreement has a sublimit of $100.0 million for the issuance of letters of credit. As of October 24, 2009, we had no outstanding borrowings and $47.9 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are issued as part of our insurance program. At October 24, 2009, we had additional borrowing availability of up to $162.1 million, as determined by the most restrictive covenants of the Credit Agreement, and were in compliance with all of the financial covenants.
          Contractual Obligations. The following tables set forth our outstanding contractual obligations, including related party leases, as of October 24, 2009:

				Greater
	Less than	Years	Years	than 5
	1 Year	1-3	3 - 5	Years	Total
	(Dollars in thousands)
Notes	$—	$—	$—	$135,350	$135,350
Interest payments on debt (excluding capital leases)	10,998	21,994	21,994	10,997	65,983
Capital lease obligations (including interest and executory costs)	722	8	—	—	730
Operating leases	7,788	8,798	5,681	5,329	27,596
Employment agreements	2,798	2,989	98	—	5,885
Purchase and other contractual obligations	431	—	—	—	431

Total	$22,737	$33,789	$27,773	$151,676	$235,975

          Our condensed consolidated balance sheet as of October 24, 2009 includes a long term liability of approximately $31.1 million for Accrued Insurance Claims. This liability has been excluded from the above table as the timing of any cash payments is uncertain. See Note 7 of the notes to our condensed consolidated financial statements for additional information regarding our accrued insurance claims liability.
          The liability for unrecognized tax benefits for uncertain tax positions at October 24, 2009 was $3.0 million and is included in other liabilities in our condensed consolidated balance sheet. This entire amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolutions of the underlying tax positions with the relevant tax authorities.
          Off-Balance Sheet Arrangements. We have obligations under performance bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our obligations under a contract. As of October 24, 2009, we had $38.5 million of outstanding performance bonds and no events have occurred in which customers have exercised their rights under the performance bonds.
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
          Although the distress in the financial markets has not significantly impacted our financial position or our cash flow as of and for the three months October 24, 2009, management continues to monitor the financial markets and assess general economic conditions. If further changes in financial markets or other areas of the economy adversely impact our ability to access capital markets, we would expect to rely on a combination of available cash and existing committed credit facilities to provide short-term funding. We believe that our cash investment policies are conservative and we expect that the current volatility in the capital markets will not have a material impact on our cash investments.
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
          Our backlog totaled $818.9 million and $935.4 billion at October 24, 2009 and July 25, 2009, respectively. We expect to complete 63.1% of the October 24, 2009 backlog during the next twelve months.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          We are exposed to market risks related to interest rates on our cash and equivalents and our debt obligations. We monitor the effects of market changes on interest rates and manage interest rate risks by investing in short-term cash equivalents with market rates of interest and by maintaining a mix of fixed and variable rate debt. A hypothetical 100 basis point change in interest rates would result in a change to annual earnings of approximately $1.2 million based on the amount of cash and equivalents held as of October 24, 2009.
          Our revolving credit facility permits borrowings at a variable rate of interest; however, we had no outstanding borrowings as of October 24, 2009. Outstanding long-term debt at October 24, 2009 included $135.35 million of our senior subordinated Notes due in 2015 (the “Notes”), which bear a fixed rate of interest of 8.125%. Due to the fixed rate of interest on the notes, changes in interest rates would not have an impact on the related interest expense. The fair value of the outstanding Notes totaled approximately $124.0 million as of October 24, 2009, based on quoted market prices. There exists market risk sensitivity on the fair value of the fixed rate Notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $3.2 million, calculated on a discounted cash flow basis.
          We had $0.6 million of capital leases outstanding at October 24, 2009 with varying rates of interest due through fiscal 2011 under separate lease agreements. A hypothetical 100 basis point change in interest rates in effect at October 24, 2009 on these capital leases would not have a material impact on the fair value of the leases or on our annual interest cost.
          We also have market risk for foreign currency exchange rates related to our operations in Canada. As of October 24, 2009, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          In May 2009, the Company and one of our subsidiaries were named as defendants in a lawsuit in the U.S. District Court for the Western District of Washington. The plaintiffs, former employees of the subsidiary, allege various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs seek to certify as a class current and former employees of the subsidiary who worked in the State of Washington. In November 2009, the plaintiffs’ attorneys, the Company and the subsidiary entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit. The proposed settlement provides for the resolution of all claims against the Company and the subsidiary in exchange for an aggregate payment of not more than $2.2 million. This proposed settlement is subject to a number of contingencies, including preparation of a Stipulation of Settlement and Release, preliminary Court approval, certification of a settlement class and final Court approval after providing members of the plaintiffs’ class with notice of the settlement terms. The Company has estimated the liability of this proposed settlement at $2.0 million and recorded a pre-tax charge for this amount during the quarter ended October 24, 2009. The actual amount of the proposed settlement to be paid will depend on the number of class members that participate in the settlement, and could differ from the estimated amount.
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
Item 1A. Risk Factors
          There have been no material changes from the risk factors disclosed in our fiscal 2009 Form 10-K under the heading “Risk Factors” in Part I, Item 1A of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) During the three months ended October 24, 2009, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.
(b) Not applicable.
(c) The following table summarizes the Company’s purchases of its common stock:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	Per Share	Programs	Programs
July 26, 2009 - August 22, 2009	—	$—	—	(b )
August 23, 2009 - September 19, 2009	—	$—	—	(b )
September 20, 2009 - October 24, 2009	2,474 (a)	$11.52	—	(b )

(a)	Shares were withheld to satisfy tax withholding obligations that arose on the vesting of restricted stock units

(b)	On August 28, 2007, the Company’s Board of Directors authorized the purchase of up to $15.0 million of its common stock. This authorization was further increased by $15.0 million on May 20, 2008 and by $15.0 million on August 26, 2008. As of October 24, 2009, approximately $16.9 million of the aggregate authorized amount remains available for the repurchase of common stock with a termination date of February 2010.
Item 6. EXHIBITS
          Exhibits furnished pursuant to the requirements of Form 10-Q:
Exhibit number

11	Statement re computation of per share earnings; All information required by Exhibit 11 is presented within Note 2 of the Company’s condensed consolidated financial statements in accordance with the provisions of SFAS No. 128.

31.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC. Registrant
Date: November 25, 2009	/s/ Steven E. Nielsen
	Name:	Steven E. Nielsen
	Title:	President and Chief Executive Officer

Date: November 25, 2009	/s/ H. Andrew DeFerrari
	Name:	H. Andrew DeFerrari
	Title:	Senior Vice President and Chief Financial Officer