Form 10-Q
period 2010-01-23
DYCOM INDUSTRIES INC
filed 2010-03-01
CIK 67215

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
Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ] Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock	Outstanding shares February 26, 2010
Common stock, par value of $0.33 1/3	39,128,111

Dycom Industries, Inc.

	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 4.	Submission of Matters to a Vote of Security Holders	42

Item 6.	Exhibits	43

Signatures		44
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 23,	July 25,
	2010	2009
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$135,928	$104,707
Accounts receivable, net	90,786	116,968
Costs and estimated earnings in excess of billings	42,855	67,111
Deferred tax assets, net	13,425	15,779
Income taxes receivable	9,122	7,016
Inventories	10,814	8,303
Other current assets	13,516	7,323
Total current assets	316,446	327,207

Property and equipment, net	142,559	142,132
Goodwill	157,851	157,851
Intangible assets, net	52,875	56,056
Other	10,078	10,211
Total non-current assets	363,363	366,250
TOTAL	$679,809	$693,457

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,980	$28,977
Current portion of debt	348	926
Billings in excess of costs and estimated earnings	408	151
Accrued insurance claims	25,911	27,386
Other accrued liabilities	45,010	52,590
Total current liabilities	95,657	110,030
LONG-TERM DEBT	135,350	135,377
ACCRUED INSURANCE CLAIMS	29,451	29,759
DEFERRED TAX LIABILITIES, net non-current	23,581	22,910
OTHER LIABILITIES	4,752	4,758
Total liabilities	288,791	302,834

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	-	-
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 39,125,701 and 38,998,513
issued and outstanding, respectively	13,042	12,999
Additional paid-in capital	172,863	172,112
Accumulated other comprehensive income	112	69
Retained earnings	205,001	205,443
Total stockholders' equity	391,018	390,623
TOTAL	$679,809	$693,457

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	January 23, 2010	January 24, 2009
	(Dollars in thousands, except per share amounts)

REVENUES:
Contract revenues	$216,331	$245,522

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	180,936	205,860
General and administrative (including stock-based compensation
expense of $0.7 and $0.3 million, respectively)	23,898	21,535
Depreciation and amortization	15,516	16,817
Goodwill impairment charge	-	94,429
Total	220,350	338,641

Interest income	22	40
Interest expense	(3,541)	(4,099)
Other income, net	903	1,832

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,635)	(95,346)

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	(3,722)	(2,352)
Deferred	1,052	(15,041)
Total	(2,670)	(17,393)

NET LOSS FROM CONTINUING OPERATIONS	(3,965)	(77,953)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	-	-
NET LOSS	$(3,965)	$(77,953)

LOSS PER COMMON SHARE - BASIC AND DILUTED:

Loss from continuing operations	$(0.10)	$(1.98)
Loss from discontinued operations	-	-
Net loss	$(0.10)	$(1.98)

SHARES USED IN COMPUTING LOSS PER COMMON SHARE:
Basic and Diluted	39,069,364	39,379,470

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended
	January 23, 2010	January 24, 2009
	(Dollars in thousands, except per share amounts)

REVENUES:
Contract revenues	$475,447	$579,489

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	390,908	474,506
General and administrative (including stock-based compensation
expense of $1.7 and $1.9 million, respectively)	47,401	49,074
Depreciation and amortization	30,707	33,429
Goodwill impairment charge	-	94,429
Total	469,016	651,438

Interest income	58	174
Interest expense	(7,084)	(8,151)
Other income, net	2,008	2,234

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,413	(77,692)

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	(573)	1,753
Deferred	2,428	(12,077)
Total	1,855	(10,324)

LOSS FROM CONTINUING OPERATIONS	(442)	(67,368)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	-	(37)
NET LOSS	$(442)	$(67,405)

LOSS PER COMMON SHARE - BASIC AND DILUTED:

Loss from continuing operations	$(0.01)	$(1.71)
Loss from discontinued operations	-	-
Net loss	$(0.01)	$(1.71)

SHARES USED IN COMPUTING LOSS PER COMMON SHARE:
Basic and Diluted	39,029,822	39,350,611

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	January 23, 2010	January 24, 2009
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net loss	$(442)	$(67,405)
Adjustments to reconcile net loss to net cash inflow from
operating activities:
Depreciation and amortization	30,707	33,429
Bad debts expense (recovery), net	(6)	23
Gain on sale of fixed assets, net	(1,835)	(1,520)
Gain on extinguishment of debt, net	-	(1,300)
Write-off of deferred financing costs	-	551
Deferred income tax provision	2,428	(12,077)
Stock-based compensation	1,676	1,877
Amortization of debt issuance costs	523	472
Goodwill impairment charge	-	94,429
Excess tax benefit from share-based awards	(69)	-
Change in operating assets and liabilities:
Accounts receivable, net	24,843	31,252
Costs and estimated earnings in excess of billings, net	24,513	36,072
Other current assets and inventory	(7,717)	(6,165)
Other assets	(445)	572
Income taxes receivable	(2,106)	(4,902)
Accounts payable	(5,413)	(7,141)
Accrued liabilities and insurance claims	(9,784)	(22,957)
Net cash provided by operating activities	56,873	75,210

INVESTING ACTIVITIES:
Changes in restricted cash	-	(233)
Capital expenditures	(27,275)	(18,313)
Proceeds from sale of assets	2,529	1,840
Net cash used in investing activities	(24,746)	(16,706)

FINANCING ACTIVITIES:
Proceeds from long-term debt	-	30,000
Principal payments on long-term debt	(722)	(31,268)
Purchase of senior subordinated notes	-	(3,242)
Debt issuance costs	-	(1,795)
Restricted stock tax withholdings	(269)	(246)
Exercise of stock options and other	16	16
Excess tax benefit from share based awards	69	-
Net cash used in financing activities	(906)	(6,535)

Net increase in cash and equivalents	31,221	51,969

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	104,707	22,068

CASH AND EQUIVALENTS AT END OF PERIOD	$135,928	$74,037
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES
AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$6,518	$7,119
Income taxes	$5,752	$6,581
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$4,858	$1,221

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

Basis of Presentation – Dycom Industries, Inc. (“Dycom” or the “Company”) is a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. Additionally, Dycom provides services on a limited basis in Canada.

The condensed consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly-owned.  All intercompany accounts and transactions have been eliminated.  The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements do not include all of the financial information and footnotes required by GAAP for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of such statements.  The results of operations for the three and six months ended January 23, 2010 are not necessarily indicative of the results that may be expected for the entire year.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended July 25, 2009 included in the Company’s 2009 Annual Report on Form 10-K, filed with the SEC on September 3, 2009.

Discontinued Operations – During fiscal 2007, a wholly-owned subsidiary of the Company, Apex Digital, LLC (“Apex”) notified its primary customer of its intention to cease performing installation services in accordance with its contractual rights. Effective December 2006, this customer, a satellite broadcast provider, transitioned its installation service requirements to others and Apex ceased providing these services. As a result, the Company discontinued the operations of Apex.  The results of Apex were not material in fiscal 2009 or 2010.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For the Company, key estimates include: recognition of revenue for costs and estimated earnings in excess of billings, the fair value of goodwill and intangible assets, income taxes, accrued insurance claims, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. At the time they are made, the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to the financial statements.

Restricted Cash — As of January 23, 2010 and July 25, 2009, the Company had approximately $4.9 million in restricted cash which is held as collateral in support of the Company’s insurance obligations.  Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the condensed consolidated statements of cash flows.

Comprehensive Loss – During the three and six months ended January 23, 2010 and January 24, 2009, the Company did not have any material changes in its equity resulting from non-owner sources.  Accordingly, comprehensive loss approximated the net loss amounts presented for the respective period’s operations.

Multiemployer Defined Benefit Pension Plan – A wholly-owned subsidiary of the Company participates in a multiemployer defined benefit pension plan that covers certain of its employees.  This subsidiary makes periodic contributions to the plan to meet its benefit obligations.  During the three months ended January 23, 2010 and January 24, 2009, the subsidiary contributed approximately $1.4 million and $1.8 million to the plan, respectively.  During the six months ended January 23, 2010 and January 24, 2009, the subsidiary contributed approximately $2.6 million and $3.0 million to the plan, respectively.

Fair Value of Financial Instruments — Accounting Standard Codification (“ASC”) Topic 825 requires certain disclosures regarding the fair value of financial instruments. The Company’s financial instruments consist primarily of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable and accrued expenses, and long-term debt. The carrying amounts of these instruments approximate their fair value due to the short maturity of these items, except for the Company’s 8.125% senior subordinated notes due October 2015 (the “Notes”). The Company determined that the fair value of the Notes at January 23, 2010 was $125.4 million based on quoted market prices compared to a carrying value of $135.35 million.

Segment Information — The Company operates in one reportable segment as a specialty contractor, providing engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. All of the Company’s operating segments have been aggregated into one reporting segment due to their similar economic characteristics, products and production methods, and distribution methods. The Company’s services are provided by its various subsidiaries throughout the United States and, on a limited basis, in Canada. One of the Company’s operating segments earned revenues from contracts in Canada of approximately $1.9 million and $3.5 million during the three and six months ended January 23, 2010, respectively, and $0.8 million and $1.9 million during the three and six months ended January 24, 2009, respectively. The Company had no material long-lived assets in the Canadian operations at January 23, 2010 or July 25, 2009.

Recently Issued Accounting Pronouncements – ASC Topic 860, “Accounting for Transfers of Financial Assets”, eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This pronouncement is effective for the Company in fiscal 2011. The adoption of ASC Topic 860 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

ASC Topic 810, “Amendments to FASB Interpretation: Consolidation of Variable Interest Entities”, requires an analysis to determine whether a variable interest gives an enterprise a controlling financial interest in a variable interest entity.  This pronouncement requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity.  This pronouncement is effective for the Company in fiscal 2011.  The adoption of ASC Topic 810 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

2. Computation of Earnings (Loss) Per Common Share

FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (ASC Topic 260) addresses whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered as participating securities for the purposes of applying the two-class method of calculating earnings (loss) per share.  Unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings (loss) per share.  The Company adopted this standard in the first quarter of fiscal 2010 and the adoption did not change the Company’s earnings (loss) per share calculation for any prior period presented.

Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted shares and restricted share units. Diluted earnings per common share includes the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested time vesting and certain performance vesting restricted shares and restricted share units. Performance vesting restricted shares and restricted share units are only included in diluted earnings per common share calculations for the period if all the necessary performance conditions are satisfied and their impact is not anti-dilutive.  Common stock equivalents related to stock options are excluded from diluted earnings (loss) per common share calculations if their effect would be anti-dilutive. For the three months and six months ended January 23, 2010 and January 24, 2009, all common stock equivalents related to stock options and unvested restricted shares and restricted share units were excluded from the diluted loss per share calculation as their effect would be anti-dilutive due to the Company’s net loss for the periods. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computation as required by ASC Topic 260.

	For the Three Months Ended		For the Six Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
	(Dollars in thousands, except per share amounts)
Numerator:
Loss from continuing operations	$(3,965)	$(77,953)	$(442)	$(67,368)
Loss from discontinued operations, net of tax	-	-	-	(37)
Net loss	$(3,965)	$(77,953)	$(442)	$(67,405)

Denominator:
Basic & Diluted
Weighted-average number of common shares	39,069,364	39,379,470	39,029,822	39,350,611

Antidilutive weighted shares excluded from the calculation of earnings per common share	3,553,522	3,145,042	3,408,514	2,901,314

LOSS PER COMMON SHARE - BASIC AND DILUTED:

Loss from continuing operations	$(0.10)	$(1.98)	$(0.01)	$(1.71)
Loss from discontinued operations, net of tax	-	-	-	-
Net loss	$(0.10)	$(1.98)	$(0.01)	$(1.71)

3. Accounts Receivable

Accounts receivable consists of the following:

	January 23,	July 25,
	2010	2009
	(Dollars in thousands)
Contract billings	$89,330	$113,275
Retainage and other receivables	2,061	4,501
Total	91,391	117,776
Less: allowance for doubtful accounts	605	808
Accounts receivable, net	$90,786	$116,968

The allowance for doubtful accounts changed as follows:

	For the Three Months Ended		For the Six Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
		(Dollars in thousands)
Allowance for doubtful accounts at beginning of period	$820	$474	$808	$769
Bad debt expense (recovery), net	(30)	161	(6)	23
Amounts charged against the allowance	(185)	(34)	(197)	(191)
Allowance for doubtful accounts at end of period	$605	$601	$605	$601

As of January 23, 2010, the Company expected to collect all retainage balances within the next twelve months.

4. Costs and Estimated Earnings on Contracts in Excess of Billings

Costs and estimated earnings in excess of billings, net, consists of the following:

	January 23,	July 25,
	2010	2009
	(Dollars in thousands)
Costs incurred on contracts in progress	$35,415	$53,823
Estimated to date earnings	7,440	13,288
Total costs and estimated earnings	42,855	67,111
Less: billings to date	408	151
	$42,447	$66,960

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$42,855	$67,111
Billings in excess of costs and estimated earnings	(408)	(151)
	$42,447	$66,960

The above amounts include revenue for services from contracts based both on the units of delivery and the cost-to-cost measures of the percentage of completion method.

5. Property and Equipment

Property and equipment, including amounts for assets subject to capital leases, consists of the following:

	January 23,	July 25,
	2010	2009
	(Dollars in thousands)
Land	$3,165	$2,974
Buildings	11,625	9,875
Leasehold improvements	4,392	4,361
Vehicles	206,430	199,372
Computer hardware and software	49,026	42,323
Office furniture and equipment	5,210	5,030
Equipment and machinery	125,890	123,709
Total	405,738	387,644
Less: accumulated depreciation	263,179	245,512
Property and equipment, net	$142,559	$142,132

Depreciation expense and repairs and maintenance, including amounts for assets subject to capital leases, were as follows:

	For the Three Months Ended		For the Six Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
		(Dollars in thousands)
Depreciation expense	$13,951	$15,116	$27,526	$29,904
Repairs and maintenance expense	$3,452	$3,836	$7,368	$8,315

6. Goodwill and Intangible Assets

The Company’s goodwill and intangible assets consist of the following:

	Useful Life	January 23,	July 25,
	In Years	2010	2009
		(Dollars in thousands)

Goodwill	N/A	$157,851	$157,851

Intangible Assets:
Carrying amount
UtiliQuest tradename	Indefinite	4,700	4,700
Tradenames	4-15	2,600	2,925
Customer relationships	5-15	77,555	77,555
		84,855	85,180
Accumulated amortization:
Tradenames		659	897
Customer relationships		31,321	28,227
		31,980	29,124
Net Intangible Assets		$52,875	$56,056

For finite-lived intangible assets, amortization expense for the three months ended January 23, 2010 and January 24, 2009 was $1.6 million and $1.7 million, respectively.  For finite-lived intangible assets, amortization expense for the six months ended January 23, 2010 and January 24, 2009 was $3.2 million and $3.5 million, respectively.  Amortization of the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life.

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

During the second quarter of fiscal 2009, the Company’s market capitalization was significantly impacted by the extreme volatility in the U.S. equity and credit markets and was below the book value of shareholders’ equity by a substantial margin. As a result, the Company evaluated whether the decrease in its market capitalization reflected factors that would more likely than not reduce the fair value of the Company’s reporting units below their carrying value. Based on a combination of factors, including the economic environment, the sustained period of decline in the Company’s market capitalization, and the implied valuation and discount rate assumptions in the Company’s industry, the Company concluded there were sufficient indicators to perform an interim impairment test of the reporting units and related intangible assets as of January 24, 2009, and, as a result, recognized a preliminary goodwill impairment charge of $94.4 million during the second quarter of fiscal 2009. The Company’s interim impairment analysis was finalized during the third quarter of fiscal 2009 and no further charges were incurred. The Company performed its annual impairment test in the fourth quarter of fiscal 2009 and there was no impairment of goodwill or indefinite-lived intangible assets. However, the estimated fair value of the Prince Telecom (“Prince”) reporting unit exceeded its carrying value by a margin of less than 25%. There were also smaller margins of fair value over carrying value for the Broadband Installations Services, Ervin Cable Construction (“Ervin”), and UtiliQuest reporting units, as their carrying values were written down to their estimated fair values during fiscal 2009. Broadband Installation Services, Ervin, Prince, and UtiliQuest have remaining goodwill balances of $19.7 million, $7.4 million, $39.7 million, and $35.6 million, respectively, as of January 23, 2010.

Except for the goodwill impairment charges described above, none of the Company’s reporting units with remaining goodwill balances incurred material losses in fiscal 2009 or 2010. The estimates and assumptions used in assessing the fair value of the Company’s reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Changes in the Company’s judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in impairments of goodwill or intangible assets at additional reporting units. A change in the estimated discount rate used would have impacted the amount of the goodwill impairment charges recorded during fiscal 2009. Additionally, continued adverse conditions in the economy and future volatility in the equity and credit markets could further impact the valuation of the Company’s reporting units. The Company can provide no assurances that, if such conditions continue, they will not trigger additional impairments of goodwill and other intangible assets in future periods.

The Company continually monitors the economic environment and the impact on its reporting units and market capitalization.  When determining the fair value of its reporting units, the Company estimates a premium associated with the control of such reporting unit. The premium is market based and the Company believes it is reasonable based on the industry in which it operates. The Company does not believe that conditions presently exist which would require testing goodwill or intangible assets for impairment in advance of the tests it performs annually in the fourth fiscal quarter of each year.  However, future adverse changes in general economic and market conditions and future volatility in the equity and credit markets could trigger an impairment test and impact the Company’s valuation of its reporting units.

As of January 23, 2010, the Company believes the carrying value of its goodwill and other indefinite-lived intangible asset is recoverable; however, there can be no assurances that they will not be impaired in future periods. Certain of the Company’s reporting units also have other intangible assets including tradenames and customer relationship intangibles. As of January 23, 2010, management believes that the carrying amounts of the intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets may become impaired.

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

Accrued insurance claims consist of the following:

	January 23,	July 25,
	2010	2009
	(Dollars in thousands)
Amounts expected to be paid within one year:
Accrued auto, general liability and workers' compensation	$14,183	$15,559
Accrued employee group health	3,534	3,698
Accrued damage claims	8,194	8,129
	25,911	27,386
Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers' compensation	23,854	23,866
Accrued damage claims	5,597	5,893
	29,451	29,759
Total accrued insurance claims	$55,362	$57,145

8.  Other Accrued Liabilities

Other accrued liabilities consist of the following:

	January 23,	July 25,
	2010	2009
	(Dollars in thousands)
Accrued payroll and related taxes	$19,211	$22,041
Accrued employee benefit and incentive plan costs	2,384	7,195
Accrued construction costs	8,109	8,083
Accrued interest and related bank fees	3,208	3,228
Current liabilities of discontinued operations	344	528
Other	11,754	11,515
Total other accrued liabilities	$45,010	$52,590

9. Debt

The Company’s outstanding indebtedness consists of the following:

	January 23,	July 25,
	2010	2009
	(Dollars in thousands)
Senior subordinated notes	$135,350	$135,350
Capital leases	348	953
	135,698	136,303
Less: current portion	348	926
Long-term debt	$135,350	$135,377

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

Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (a) the administrative agent’s base rate, described in the Credit Agreement as the higher of the administrative agent’s prime rate or the federal funds rate plus 0.50%, or (b) LIBOR (a publicly published rate) plus, in either instance, a spread determined by the Company’s condensed consolidated leverage ratio.  Since the Credit Agreement has been in place, the spread above the administrative agent’s base rate ranged from 0.75% to 1.00% and the spread above LIBOR ranged from 1.75% to 2.00%. The Credit Agreement requires the payment of fees for outstanding letters of credit and unutilized commitments, in each case based on the Company’s consolidated leverage ratio. Since inception of the Credit Agreement, fees for outstanding letters of credit ranged from 1.875% to 2.125% per annum and fees for unutilized commitments ranged from 0.625% to 0.75% per annum. The payments under the Credit Agreement are guaranteed by certain subsidiaries and secured by a pledge of (i) 100% of the equity of the Company’s material domestic subsidiaries, as defined, and (ii) 100% of the non-voting equity and 65% of the voting equity of first tier material foreign subsidiaries, if any, in each case excluding certain unrestricted subsidiaries.

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

As of January 23, 2010, the Company had no outstanding borrowings and $43.9 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are issued as part of the Company’s insurance program. At January 23, 2010, the Company had additional borrowing availability of $153.4 million as determined by the most restrictive covenants of the Credit Agreement and was in compliance with the financial covenants.

In October 2005, Dycom Investments, Inc., a wholly-owned subsidiary of the Company, issued $150.0 million in aggregate principal amount of 8.125% senior subordinated notes due October 2015 (“Notes”). Interest on the Notes is due on April 15th and October 15th of each year. The Company purchased $14.65 million principal amount of the Notes during fiscal 2009 for $11.3 million. As of January 23, 2010, the principal amount outstanding under the Notes was $135.35 million. The indenture governing the Notes contains covenants that restrict the Company’s ability to, among other things:

• make certain payments, including the payment of dividends;
• redeem or repurchase capital stock;
• incur additional indebtedness and issue preferred stock;
• make investments or create liens;
• enter into sale and leaseback transactions;
• merge or consolidate with another entity;
• sell certain assets; and
• enter into transactions with affiliates.

10. Income Taxes

The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Prior to fiscal 2009, the Company incurred non-cash impairment charges on an investment for financial statement purposes and recorded a deferred tax asset reflecting the tax benefits of those impairment charges.  During the first quarter of fiscal 2010, the investment became impaired for tax purposes and the Company determined that it was more likely than not that the associated tax benefit would not be realized prior to its eventual expiration.   Accordingly, the Company recognized a non-cash income tax charge of $1.1 million for a valuation allowance of the associated deferred tax asset during the first quarter of fiscal 2010.

As of January 23, 2010, the Company has total unrecognized tax benefits of $2.9 million, which would reduce the Company’s effective tax rate during future periods if it is subsequently determined that those liabilities are not required.  The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses.  Interest expense related to unrecognized tax benefit was immaterial for the three and six months ended January 23, 2010 and January 24, 2009.

11. Other Income, net

The components of other income, net, are as follows:

	For the Three Months Ended		For the Six Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
		(Dollars in thousands)
Gain on sale of fixed assets	$809	$499	$1,835	$1,520
Miscellaneous (loss) income	94	33	173	(35)
Gain on extinguishment of debt, net	-	1,300	-	1,300
Write-off of deferred financing costs	-	-	-	(551)
Total other income, net	$903	$1,832	$2,008	$2,234

12. Capital Stock

On February 23, 2010, the Board of Directors authorized the repurchase of up to $20.0 million of its common stock to be made over the next eighteen months in open market or private transactions. This repurchase program replaces the Company’s existing program, scheduled to expire in February 2010, under which there was a remaining authorization of $16.9 million.

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

The following table summarizes the stock-based awards activity during the six months ended January 23, 2010:

	Stock Options		RSUs		Performance RSUs
	Shares	Weighted Average Exercise Price	Shares/Units	Weighted Average Grant Price	Shares/Units	Weighted Average Grant Price
Outstanding as of July 25, 2009	2,866,675	$23.36	177,400	$13.78	680,342	$21.34
Granted	1,034,248	$8.55	112,436	$8.56	55,746	$12.25
Options Exercised/Shares and Units Vested	(2,375)	$6.83	(83,617)	$13.66	(82,428)	$22.55
Forfeited or cancelled	(210,130)	$25.62	(9,300)	$8.49	(349,468)	$20.93
Outstanding as of January 23, 2010	3,688,418	$19.09	196,919	$11.10	304,192	$19.40

Exercisable options as of January 23, 2010	2,045,723	$27.87

The Performance RSUs in the above table represent the maximum number of awards which may vest under the outstanding grants assuming that all performance criteria are met.  Approximately 310,000 Performance RSUs were cancelled during 2010 related to fiscal 2009 performance criteria not being achieved.

Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the condensed consolidated statements of operations. The compensation expense and the related tax benefit recognized related to stock options, restricted share and restricted share units for the three and six months ended January 23, 2010 and January 24, 2009 is as follows:

	For the Three Months Ended		For the Six Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
		(Dollars in thousands)
Stock-based compensation expense	$705	$330	$1,676	$1,877
Tax benefit recognized	(172)	(89)	(486)	(685)

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

Under the Plans, the maximum total unrecognized compensation expense and weighted-average period over which the expense would be recognized subsequent to January 23, 2010 is as follows:

	Unrecognized Compensation Expense	Weighted-Average Period
	(In thousands)	(In years)

Stock options	$7,470	3.5
Unvested RSUs	$2,028	2.9
Unvested Performance RSUs	$5,900	1.1

For Performance RSUs, the unrecognized compensation cost above is based upon the maximum amount of restricted units that can be earned under outstanding awards. If performance goals are not met related to future performance periods, no compensation expense will be recognized for these units and compensation expense previously recognized on the unvested awards will be reversed.

14. Related Party Transactions

The Company leases administrative offices from entities related to officers of the Company’s subsidiaries.  The total expense under these arrangements was $0.3 million for both the three month periods ended January 23, 2010 and January 24, 2009, and $0.6 million and $0.7 million the six month periods ended January 23, 2010 and January 24, 2009, respectively.

15. Commitments and Contingencies

Legal Proceedings.

In May 2009, the Company and one of its subsidiaries were named as defendants in a lawsuit in the U.S. District Court for the Western District of Washington. The plaintiffs, all former employees of the subsidiary, allege various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs seek to certify as a class current and former employees of the subsidiary who worked in the State of Washington. In November 2009, the plaintiffs’ attorneys, the Company and the subsidiary entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  The proposed settlement provides for the resolution of all claims against the Company and the subsidiary in exchange for an aggregate payment of not more than $2.2 million.  In January 2010, the Court granted preliminary approval of the proposed settlement. Notice of the terms of the proposed settlement and claim forms were mailed to members of the plaintiffs' class in February 2010. The settlement is contingent upon final Court approval. The Company estimated the liability of this proposed settlement at $2.0 million and recorded a pre-tax charge for this amount during the first quarter of fiscal 2010.  The actual amount of the settlement to be paid will depend on the number of class members that participate in the settlement, and could differ from the estimated amount.

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

Performance Bonds and Guarantees.

The Company has obligations under performance bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of January 23, 2010, the Company had $35.5 million of outstanding performance bonds and no events have occurred in which the customers have exercised their rights under the performance bonds.

The Company has periodically guaranteed certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.

16. Customer Concentrations

The Company provides specialty contracting services to telecommunications providers, utilities and others. Revenue information by type of customer is as follows:

	For the Three Months Ended		For the Six Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009
		(Dollars in thousands)
Telecommunications	$173,716	$191,301	$378,613	$454,504
Underground facility locating	37,322	39,659	84,262	91,176
Electric utilities and other construction and maintenance	5,293	14,562	12,572	33,809
Total contract revenues	$216,331	$245,522	$475,447	$579,489

The Company’s customer base is highly concentrated, with the top five customers accounting for approximately 65.3% and 64.6% of total contract revenues for the six months ended January 23, 2010 and January 24, 2009, respectively. AT&T, Inc. (“AT&T”), Comcast Cable Corporation (“Comcast”), Verizon Communications, Inc. (“Verizon”), and CenturyTel, Inc. (“Century Link”) represent a significant portion of the Company’s customer base and were over 10% or more of total revenue for the three months or six months ended January 23, 2010 and January 24, 2009. For the three and six month periods ended January 23, 2010 and January 24, 2009 as follows:

	For the Three Months Ended		For the Six Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009

AT&T	19.8%	19.7%	18.9%	17.4%
Comcast	13.3%	15.4%	14.6%	15.8%
Verizon	12.5%	14.8%	13.7%	17.4%
CenturyLink*	11.1%	6.2%	9.6%	6.0%

*For comparison purposes, CenturyTel, Inc. and Embarq Corporation revenues have been combined for periods prior to their July 2009 merger.

The Company believes that none of its significant customers were experiencing financial difficulties that would impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of January 23, 2010. Customers representing 10% or more of revenue had the following combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings outstanding and the related percentage of the Company's total outstanding balances:

	January 23, 2010		July 25, 2009
	Amount	% of Total	Amount	% of Total
		(Dollars in millions)
AT&T	$22.8	17.0%	$28.5	15.6%
Comcast	$14.3	10.6%	$21.6	11.8%
Verizon	$19.8	14.7%	$48.0	26.2%
CenturyLink*	$15.3	11.4%	$8.8	4.8%

17. Supplemental Consolidating Financial Statements

As of January 23, 2010, the principal amount outstanding of the Company’s Notes was $135.35 million. The Notes were issued in fiscal 2006 by Dycom Investments, Inc. (“Issuer”), a wholly-owned subsidiary of the Company. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent”) on a parent only basis, (ii) the Issuer, (iii) the guarantor subsidiaries for the Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The condensed consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. Intercompany charges (income) between the Parent and subsidiaries are recognized in the condensed consolidating financial statements during the period incurred and the settlement of intercompany balances is reflected in the condensed consolidating statement of cash flows based on the nature of the underlying transactions.

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
JANUARY 23, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$-	$-	$135,400	$528	$-	$135,928
Accounts receivable, net	-	-	89,475	1,311	-	90,786
Costs and estimated earnings in excess of billings	-	-	42,218	637	-	42,855
Deferred tax assets, net	470	-	13,019	48	(112)	13,425
Income taxes receivable	9,122	-	-	-	-	9,122
Inventories	-	-	10,714	100	-	10,814
Other current assets	6,937	36	5,221	1,322	-	13,516
Total current assets	16,529	36	296,047	3,946	(112)	316,446

Property and equipment, net	13,364	-	112,676	17,126	(607)	142,559
Goodwill	-	-	157,851	-	-	157,851
Intangible assets, net	-	-	52,875	-	-	52,875
Deferred tax assets, net non-current	-	-	14,652	-	(14,652)	-
Investment in subsidiaries	672,674	1,226,700	-	-	(1,899,374)	-
Intercompany receivables	-	-	732,822	-	(732,822)	-
Other	4,518	2,728	2,267	565	-	10,078
Total non-current assets	690,556	1,229,428	1,073,143	17,691	(2,647,455)	363,363
TOTAL	$707,085	$1,229,464	$1,369,190	$21,637	$(2,647,567)	$679,809

LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$264	$-	$22,982	$734	$-	$23,980
Current portion of debt	-	-	348	-	-	348
Billings in excess of costs and estimated earnings	-	-	408	-	-	408
Accrued insurance claims	552	-	25,313	46	-	25,911
Income taxes payable	-	-	-	-	-	-
Deferred tax liabilities	-	112	-	-	(112)	-
Other accrued liabilities	2,170	3,058	38,373	1,409	-	45,010
Total current liabilities	2,986	3,170	87,424	2,189	(112)	95,657

LONG-TERM DEBT	-	135,350	-	-	-	135,350
ACCRUED INSURANCE CLAIMS	806	-	28,584	61	-	29,451
DEFERRED TAX LIABILITIES, net non-current	1,363	390	33,410	3,070	(14,652)	23,581
INTERCOMPANY PAYABLES	307,047	417,880	-	7,905	(732,832)	-
OTHER LIABILITIES	3,865	-	879	8	-	4,752
Total liabilities	316,067	556,790	150,297	13,233	(747,596)	288,791
Total stockholders' equity	391,018	672,674	1,218,893	8,404	(1,899,971)	391,018
TOTAL	$707,085	$1,229,464	$1,369,190	$21,637	$(2,647,567)	$679,809

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
JULY 25, 2009

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$-	$-	$104,582	$125	$-	$104,707
Accounts receivable, net	3	-	115,631	1,334	-	116,968
Costs and estimated earnings in excess of billings	-	-	66,780	331	-	67,111
Deferred tax assets, net	1,275	-	14,562	112	(170)	15,779
Income taxes receivable	7,028	-	-	-	(12)	7,016
Inventories	-	-	8,189	114	-	8,303
Other current assets	2,202	8	4,454	659	-	7,323
Total current assets	10,508	8	314,198	2,675	(182)	327,207

Property and equipment, net	13,114	-	113,032	16,615	(629)	142,132
Goodwill	-	-	157,851	-	-	157,851
Intangible assets, net	-	-	56,056	-	-	56,056
Deferred tax assets, net non-current	-	-	15,576	113	(15,689)	-
Investment in subsidiaries	672,026	1,216,440	-	2	(1,888,468)	-
Intercompany receivables	-	-	716,687	-	(716,687)	-
Other	4,796	2,906	1,875	634	-	10,211
Total non-current assets	689,936	1,219,346	1,061,077	17,364	(2,621,473)	366,250
TOTAL	$700,444	$1,219,354	$1,375,275	$20,039	$(2,621,655)	$693,457

LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$258	$-	$28,019	$700	$-	$28,977
Current portion of debt	-	-	926	-	-	926
Billings in excess of costs and estimated earnings	-	-	151	-	-	151
Accrued insurance claims	670	-	26,641	75	-	27,386
Deferred tax liabilities	-	105	10	55	(170)	-
Other accrued liabilities	4,937	3,073	43,026	1,566	(12)	52,590
Total current liabilities	5,865	3,178	98,773	2,396	(182)	110,030

LONG-TERM DEBT	-	135,350	27	-	-	135,377
ACCRUED INSURANCE CLAIMS	970	-	28,676	113	-	29,759
DEFERRED TAX LIABILITIES, net non-current	491	428	34,413	3,267	(15,689)	22,910
INTERCOMPANY PAYABLES	298,713	408,372	-	9,614	(716,699)	-
OTHER LIABILITIES	3,782	-	964	12	-	4,758
Total liabilities	309,821	547,328	162,853	15,402	(732,570)	302,834
Total stockholders' equity	390,623	672,026	1,212,422	4,637	(1,889,085)	390,623
TOTAL	$700,444	$1,219,354	$1,375,275	$20,039	$(2,621,655)	$693,457

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 23, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$213,936	$2,395	$-	$216,331

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	178,800	2,136	-	180,936
General and administrative	5,285	-	15,544	3,069	-	23,898
Depreciation and amortization	826	-	13,740	962	(12)	15,516
Intercompany charges (income) , net	(6,801)	-	6,557	244	-	-
Total	(690)	-	214,641	6,411	(12)	220,350

Interest income	6	-	16	-	-	22
Interest expense	(696)	(2,832)	(13)	-	-	(3,541)
Other income, net	-	-	940	(37)	-	903

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES AND
EQUITY IN EARNINGS OF SUBSIDIARIES	-	(2,832)	238	(4,053)	12	(6,635)

PROVISION (BENEFIT) FOR INCOME TAXES	-	(1,872)	1,748	(2,546)	-	(2,670)

LOSS FROM CONTINUING
OPERATIONS BEFORE EQUITY IN LOSSES
OF SUBSIDIARIES	-	(960)	(1,510)	(1,507)	12	(3,965)

LOSS FROM DISCONTINUED OPERATIONS, NET
OF TAX	-	-	-	-	-	-

NET LOSS BEFORE EQUITY IN LOSSES
OF SUBSIDIARIES	-	(960)	(1,510)	(1,507)	12	(3,965)

EQUITY IN LOSSES OF SUBSIDIARIES	(3,965)	(3,005)	-	-	6,970	-

NET LOSS	$(3,965)	$(3,965)	$(1,510)	$(1,507)	$6,982	$(3,965)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JANUARY 23, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$470,953	$4,494	$-	$475,447

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	386,739	4,169	-	390,908
General and administrative	10,858	124	31,330	5,089	-	47,401
Depreciation and amortization	1,563	-	27,273	1,893	(22)	30,707
Intercompany charges (income) , net	(13,799)	-	13,369	430	-	-
Total	(1,378)	124	458,711	11,581	(22)	469,016

Interest income	12	-	46	-	-	58
Interest expense	(1,391)	(5,662)	(31)	-	-	(7,084)
Other income, net	1	-	2,037	(30)	-	2,008

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES AND
EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	-	(5,786)	14,294	(7,117)	22	1,413

PROVISION (BENEFIT) FOR INCOME TAXES	1,090	(3,133)	7,751	(3,853)	-	1,855

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE EQUITY IN EARNINGS
(LOSSES) OF SUBSIDIARIES	(1,090)	(2,653)	6,543	(3,264)	22	(442)

LOSS FROM DISCONTINUED OPERATIONS, NET
OF TAX	-	-	-	-	-	-

NET INCOME (LOSS) BEFORE EQUITY IN
EARNINGS (LOSSES) OF SUBSIDIARIES	(1,090)	(2,653)	6,543	(3,264)	22	(442)

EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	645	3,301	-	-	(3,946)	-

NET INCOME (LOSS)	$(445)	$648	$6,543	$(3,264)	$(3,924)	$(442)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 24, 2009

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$244,246	$1,276	$-	$245,522

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	203,958	1,902	-	205,860
General and administrative	4,918	-	14,862	1,755	-	21,535
Depreciation and amortization	694	-	15,250	884	(11)	16,817
Goodwill impairment charge	-	-	94,429	-	-	94,429
Intercompany charges (income) , net	(6,603)	(23)	7,273	(647)	-	-
Total	(991)	(23)	335,772	3,894	(11)	338,641

Interest income	-	-	40	-	-	40
Interest expense	(989)	(3,064)	(46)	-	-	(4,099)
Other income (expense), net	(2)	1,300	528	6	-	1,832

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES AND
EQUITY IN LOSSES OF SUBSIDIARIES	-	(1,741)	(91,004)	(2,612)	11	(95,346)

BENEFIT FOR INCOME TAXES	-	(809)	(15,420)	(1,164)	-	(17,393)

LOSS FROM CONTINUING
OPERATIONS BEFORE EQUITY IN LOSSES
OF SUBSIDIARIES	-	(932)	(75,584)	(1,448)	11	(77,953)

LOSS FROM DISCONTINUED OPERATIONS, NET
OF TAX	-	-	-	-	-	-

NET LOSS BEFORE EQUITY IN LOSSES
OF SUBSIDIARIES	-	(932)	(75,584)	(1,448)	11	(77,953)

EQUITY IN LOSSES OF SUBSIDIARIES	(77,953)	(77,021)	-	-	154,974	-

NET LOSS	$(77,953)	$(77,953)	$(75,584)	$(1,448)	$154,985	$(77,953)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JANUARY 24, 2009

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$576,743	$2,746	$-	$579,489

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	470,893	3,829	(216)	474,506
General and administrative	12,067	125	33,215	3,667	-	49,074
Depreciation and amortization	1,329	-	30,483	1,628	(11)	33,429
Goodwill impairment charge	-	-	94,429	-	-	94,429
Intercompany charges (income) , net	(15,807)	(23)	16,776	(1,227)	281	-
Total	(2,411)	102	645,796	7,897	54	651,438

Interest income	-	-	174	-	-	174
Interest expense	(1,858)	(6,203)	(90)	-	-	(8,151)
Other income (expense), net	(553)	1,300	1,616	(129)	-	2,234

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES AND
EQUITY IN LOSSES OF SUBSIDIARIES	-	(5,005)	(67,353)	(5,280)	(54)	(77,692)

BENEFIT FOR INCOME TAXES	-	(2,116)	(5,976)	(2,232)	-	(10,324)

LOSS FROM CONTINUING
OPERATIONS BEFORE EQUITY IN LOSSES
OF SUBSIDIARIES	-	(2,889)	(61,377)	(3,048)	(54)	(67,368)

LOSS FROM DISCONTINUED OPERATIONS, NET
OF TAX	-	-	(37)	-	-	(37)

NET LOSS BEFORE EQUITY IN LOSSES
OF SUBSIDIARIES	-	(2,889)	(61,414)	(3,048)	(54)	(67,405)

EQUITY IN LOSSES OF SUBSIDIARIES	(67,405)	(64,516)	-	-	131,921	-

NET LOSS	$(67,405)	$(67,405)	$(61,414)	$(3,048)	$131,867	$(67,405)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 23, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(5,090)	$(2,548)	$66,803	$(2,292)	$-	$56,873

Cash flows from investing activities:
Capital expenditures	(1,809)	-	(23,032)	(2,434)	-	(27,275)
Proceeds from sale of assets	-	-	2,525	4	-	2,529
Capital contributions to subsidiaries	-	(6,960)	-	-	6,960	-
Net used in investing activities	(1,809)	(6,960)	(20,507)	(2,430)	6,960	(24,746)

Cash flows from financing activities:
Principal payments on long-term debt	-	-	(722)	-	-	(722)
Restricted stock tax withholdings	(269)	-	-	-	-	(269)
Intercompany funding and financing activities	7,083	9,508	(14,756)	5,125	(6,960)	-
Exercise of stock options and other	16	-	-	-	-	16
Excess tax benefit from share based awards	69	-	-	-	-	69

Net cash (used in) provided by financing activities	6,899	9,508	(15,478)	5,125	(6,960)	(906)

Net increase in cash and equivalents	-	-	30,818	403	-	31,221

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-	104,582	125	-	104,707

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$-	$135,400	$528	$-	$135,928

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JANUARY 24, 2009

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(3,197)	$(4,127)	$83,830	$(1,232)	$(64)	$75,210

Cash flows from investing activities:
Restricted cash	(233)	-	-	-	-	(233)
Capital expenditures	(3,556)	-	(9,606)	(5,151)	-	(18,313)
Proceeds from sale of assets	-	-	1,840	-	-	1,840
Net cash used in investing activities	(3,789)	-	(7,766)	(5,151)	-	(16,706)

Cash flows from financing activities:
Proceeds from long-term debt	30,000	-	-	-	-	30,000
Principal payments on long-term debt	(30,000)	-	(1,268)	-	-	(31,268)
Purchase of senior subordinated notes	-	(3,242)	-	-	-	(3,242)
Debt issuance costs	(1,795)	-	-	-	-	(1,795)
Restricted stock tax withholdings	(246)	-	-	-	-	(246)
Exercise of stock options and other	16	-	-	-	-	16
Intercompany funding and financing activities	9,011	7,369	(22,736)	6,292	64	-
Net cash provided by (used in) financing activities	6,986	4,127	(24,004)	6,292	64	(6,535)

Net increase (decrease) in cash and equivalents	-	-	52,060	(91)	-	51,969

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-	21,568	500	-	22,068

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$-	$73,628	$409	$-	$74,037

18. Subsequent Events

On February 23, 2010, the Board of Directors authorized the repurchase of up to $20.0 million of its common stock to be made over the next eighteen months in open market or private transactions. This repurchase program replaces the Company’s existing program, scheduled to expire in February 2010, under which there was a remaining authorization of $16.9 million.

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

• whether the carrying value of our assets are impaired;

• plans for future operations, growth and acquisitions, dispositions, or financial needs;

• liquidity and availability of financing;

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

Overview

We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric utilities and others. Additionally, we provide services on a limited basis in Canada. For the six months ended January 23, 2010, the percentage of our revenue by customer type from telecommunications, underground facility locating, and electric utilities and other customers, was approximately 79.6%, 17.7%, and 2.7%, respectively.

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

The following table summarizes our revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues from continuing operations:

	For the Three Months Ended		For the Six Months Ended
	January 23, 2010	January 24, 2009	January 23, 2010	January 24, 2009

Multi-year master service agreements	76.4%	69.8%	75.5%	66.2%
Other long-term contracts	14.2%	15.8%	15.1%	18.9%
Total long-term contracts	90.6%	85.6%	90.6%	85.1%

The percentage of revenue from long-term contracts varies between periods depending on the volume of work performed under the Company’s contracts.  During the three and six months ended January 23, 2010, revenue from total long-term contracts increased compared to the comparable prior period as more work was performed for contracts with original terms greater than one year.  Revenue during the three and six months ended January 24, 2009 included revenue for services performed under short-term contracts related to the hurricanes that impacted the Southern United States during September 2008.

A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from those customers who contributed at least 2.5% of our total revenue from continuing operations in the three or six month periods ended January 23, 2010 or January 24, 2009:

	For the Three Months Ended
	January 23, 2010	January 24, 2009
AT&T, Inc.	19.8%	19.7%
Comcast Corporation	13.3%	15.4%
Verizon Communications, Inc.	12.5%	14.8%
CenturyLink (CenturyTel, Inc.)*	11.1%	6.2%
Time Warner Cable, Inc.	8.4%	8.2%
Charter Communications, Inc.	6.2%	4.7%
Windstream Corporation	3.2%	3.6%

	For the Six Months Ended
	January 23, 2010	January 24, 2009
AT&T, Inc.	18.9%	17.4%
Comcast Corporation	14.6%	15.8%
Verizon Communications, Inc.	13.7%	17.4%
CenturyLink (CenturyTel, Inc.)*	9.6%	6.0%
Time Warner Cable, Inc.	8.5%	8.0%
Charter Communications, Inc.	5.8%	4.8%
Windstream Corporation	3.3%	3.4%
Qwest Communications International, Inc.	1.9%	2.6%

*For comparison purposes, CenturyTel, Inc. and Embarq Corporation revenues have been combined for periods prior to their July 2009 merger.

Cost of earned revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by subcontractors, operation of capital equipment (excluding depreciation and amortization), and insurance claims and other related costs. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and underground facility locate damages. Locate damage claims result from property and other damages arising in connection with services for our customers. A change in claims experience or actuarial assumptions related to these risks could materially affect our results of operations. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools, and equipment necessary to perform installation and maintenance services. Materials supplied by our customers, for which the customer retains financial and performance risk, are not included in our revenue or costs of sales. In addition, cost of earned revenues for the six months ended January 23, 2010 includes a $2.0 million charge related to the pending settlement of a legal matter, see “Legal Proceedings” below.

General and administrative costs include all of our corporate costs, as well as costs of our subsidiaries’ management personnel and administrative overhead. These costs primarily consist of employee compensation and related expenses, including stock-based compensation, legal and professional fees, information technology and development costs, provision for or recoveries of bad debt expense, and other costs that are not directly related to our services under customer contracts.  Our senior management, including the senior managers of our subsidiaries, perform substantially all of our sales and marketing functions as part of their management responsibilities and, accordingly, we have not incurred material sales and marketing expenses.  Information technology and development costs included in general and administrative expenses are primarily incurred to support and enhance our operating efficiency. To protect our rights, we have filed for patents on certain of our innovations. In December 2009, the United States Patent and Trademark Office granted our first patent as a result of these efforts.

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

We grant credit under normal payment terms, generally without collateral, to our customers. These customers primarily consist of telephone companies, cable television multiple system operators and electric utilities. With respect to a portion of the services provided to these customers, we have certain statutory lien rights which may in certain circumstances enhance our collection efforts. Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks. These risks may be heightened as a result of the current economic climate and market volatility. In the past, some of our customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose us to increased risks related to the collectability of amounts due for services performed. We believe that none of our significant customers were experiencing financial difficulties that would impact the collectability of our trade accounts receivable and costs in excess of billings as of January 23, 2010.

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

Legal Proceedings

In May 2009, the Company and one of our subsidiaries were named as defendants in a lawsuit in the U.S. District Court for the Western District of Washington. The plaintiffs, former employees of the subsidiary, allege various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs seek to certify as a class current and former employees of the subsidiary who worked in the State of Washington. In November 2009, the plaintiffs’ attorneys, the Company and the subsidiary entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  The proposed settlement provides for the resolution of all claims against us and the subsidiary in exchange for an aggregate payment of not more than $2.2 million.  In January 2010, the Court granted preliminary approval of the proposed settlement. Notice of the terms of the proposed settlement and claim forms were mailed to members of the plaintiffs' class in February 2010. The settlement is contingent upon final Court approval.  The Company has estimated the liability of this proposed settlement at $2.0 million and recorded a pre-tax charge for this amount during the first quarter of fiscal 2010.  The actual amount of the settlement to be paid will depend on the number of class members that participate in the settlement, and could differ from the estimated amount.

From time to time, the Company and our subsidiaries are parties to various other claims and legal proceedings. Additionally, as part of our insurance program, we retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. For these claims, the effect on our financial statements is generally limited to the amount needed to satisfy our insurance deductibles or retentions. It is the opinion of management, based on information available at this time, that none of such other pending claims or proceedings will have a material effect on our condensed consolidated financial statements.

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

Results of Operations

The following table sets forth, as a percentage of revenues earned, our condensed consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	For the Three Months Ended
	January 23, 2010		January 24, 2009
	(Dollars in millions)
Revenues	$216.3	100.0%	$245.5	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	180.9	83.6	205.9	83.8
General and administrative	23.9	11.0	21.5	8.8
Depreciation and amortization	15.5	7.2	16.8	6.8
Goodwill impairment charge	-	-	94.4	38.5
Total	220.4	101.9	338.6	137.9
Interest income	-	-	-	-
Interest expense	(3.5)	(1.6)	(4.1)	(1.7)
Other income, net	0.9	0.4	1.8	0.7
Loss from continuing operations before income taxes	(6.6)	(3.1)	(95.3)	(38.8)
Benefit for income taxes	(2.7)	(1.2)	(17.4)	(7.1)
Loss from continuing operations	(4.0)	(1.8)	(78.0)	(31.7)
Loss from discontinued operations, net of tax	-	-	-	-
Net loss	$(4.0)	(1.8)%	$(78.0)	(31.7)%

	For the Six Months Ended
	January 23, 2010		January 24, 2009
	(Dollars in millions)
Revenues	$475.4	100.0%	$579.5	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	390.9	82.2	474.5	81.9
General and administrative	47.4	10.0	49.1	8.5
Depreciation and amortization	30.7	6.5	33.4	5.8
Goodwill impairment charge	-	-	94.4	16.3
Total	469.0	98.7	651.4	112.4
Interest income	0.1	0.0	0.2	0.0
Interest expense	(7.1)	(1.5)	(8.2)	(1.4)
Other income, net	2.0	0.4	2.2	0.4
Income (loss) from continuing operations before income taxes	1.4	0.3	(77.7)	(13.4)
Provision (benefit) for income taxes	1.9	0.4	(10.3)	(1.8)
Loss from continuing operations	(0.4)	(0.1)	(67.4)	(11.6)
Loss from discontinued operations, net of tax	-	-	-	-
Net loss	$(0.4)	(0.1)%	$(67.4)	(11.6)%

Revenues. The following table presents information regarding total revenues by type of customer for the three months ended January 23, 2010 and January 24, 2009 (totals may not add due to rounding):

	For the Three Months Ended
	January 23, 2010		January 24, 2009
	Revenue	% of Total	Revenue	% of Total	Decrease	Decrease
	(Dollars in millions)
Telecommunications	$173.7	80.3%	$191.3	77.9%	$(17.6)	(9.2)%
Underground facility locating	37.3	17.3%	39.7	16.2%	(2.3)	(5.9)%
Electric utilities and other customers	5.3	2.4%	14.6	5.9%	(9.3)	(63.7)%
Total contract revenues	$216.3	100.0%	$245.5	100.0%	$(29.2)	(11.9)%

Revenues decreased $29.2 million, or 11.9%, during the three months ended January 23, 2010 as compared to the three months ended January 24, 2009. The decrease was the result of a $17.6 million decrease in specialty contracting services provided to telecommunications customers, a $9.3 million decrease in revenues from construction and maintenance services provided to electric utilities and other customers, and a $2.3 million decrease in underground facility locating services revenue.

Specialty construction services provided to telecommunications companies were $173.7 million during the three months ended January 23, 2010, compared to $191.3 million during the three months ended January 24, 2009, a decrease of 9.2%. We experienced decreases from significant customers as a result of their reductions in spending, including a $10.1 million decrease for a customer engaged in a fiber deployment project, a $9.9 million net decrease for installation, maintenance and construction services provided to leading cable multiple system operators, and a $3.1 million decline in work performed for two significant telephone customers. Additionally, during the three months ended January 24, 2009, we performed restoration services totaling $3.2 million related to the hurricanes that impacted the Southern United States. There were no services for storm work during the quarter ended January 23, 2010. Partially offsetting these decreases was a $8.7 million increase in services to a significant telephone customer that merged with another telephone customer in July 2009. Net revenues from remaining customers were consistent during each period.

Total revenues from underground facility locating during the three months ended January 23, 2010 were $37.3 million compared to $39.7 million during the three months ended January 24, 2009, a decrease of 5.9%. The decrease resulted from declines in customer demand levels as general economic weakness continued during the current period resulting in a lower level of construction activity.

Our total revenues from electric utilities and other construction and maintenance services decreased $9.3 million, or 63.7%, during the three months ended January 23, 2010 as compared to the three months ended January 24, 2009. The decrease was primarily attributable to a decline in construction work performed for gas customers, including a gas pipeline project for a customer that was completed during fiscal 2009.

The following table presents information regarding total revenues by type of customer for the six months ended January 23, 2010 and January 24, 2009 (totals may not add due to rounding):

	For the Six Months Ended
	January 23, 2010		January 24, 2009
	Revenue	% of Total	Revenue	% of Total	Decrease	Decrease
	(Dollars in millions)
Telecommunications	$378.6	79.6%	$454.5	78.4%	$(75.9)	(16.7)%
Underground facility locating	84.3	17.7%	91.2	15.7%	(6.9)	(7.6)%
Electric utilities and other customers	12.6	2.7%	33.8	5.9%	(21.2)	(62.8)%
Total contract revenues	$475.4	100.0%	$579.5	100.0%	$(104.0)	(18.0)%

Revenues decreased $104.0 million, or 18.0%, during the six months ended January 23, 2010 as compared to the six months ended January 24, 2009. The decrease was the result of a $75.9 million decrease in specialty contracting services provided to telecommunications customers, a $21.2 million decrease in revenues from construction and maintenance services provided to electric utilities and other customers, and a $6.9 million decrease in underground facility locating services revenue.

Specialty construction services provided to telecommunications companies were $378.6 million during the six months ended January 23, 2010, compared to $454.5 million during the six months ended January 24, 2009, a decrease of 16.7%. During the six months ended January 24, 2009, we performed restoration services totaling $17.1 million related to the hurricanes that impacted the Southern United States. There were no services for storm work during fiscal 2010. We also experienced other decreases from significant customers as a result of their reductions in spending, including a $37.7 million decrease for a customer engaged in a fiber deployment project, a $17.2 million net decrease for installation, maintenance and construction services provided to leading cable multiple system operators, and a $8.9 million decline in work performed for two significant telephone customers. Other customers had net decreases of $5.9 million during the six months ended January 23, 2010 as compared to the six months ended January 24, 2009. Partially offsetting these decreases was a $10.9 million increase in services to a significant telephone customer that merged with another telephone customer in July 2009.

Total revenues from underground facility locating during the six months ended January 23, 2010 were $84.3 million compared to $91.2 million during the six months ended January 24, 2009, a decrease of 7.6%. The decrease resulted from declines in customer demand levels as general economic weakness continued during the six month period. Additionally, the six months ended January 24, 2009 included $0.9 million of restoration work related to the hurricanes that impacted the Southern United States compared to none during 2010.

Our total revenues from electric utilities and other construction and maintenance services decreased $21.2 million, or 62.8%, during the six months ended January 23, 2010 as compared to the six months ended January 24, 2009. The decrease was primarily attributable to a decline in construction work performed for gas customers, including gas pipeline projects for two customers that were completed during fiscal 2009. Additionally, the six months ended January 24, 2009 included $0.4 million of restoration work related to the hurricanes that impacted the Southern United States compared to none during 2010.

Costs of Earned Revenues. Costs of earned revenues decreased $25.0 million to $180.9 million for the three months ended January 23, 2010 compared to $205.9 million for the three months ended January 24, 2009. The primary components of the decrease in cost of earned revenues were direct labor and subcontractor costs taken together, other direct costs, and direct materials, which decreased $18.5 million, $4.5 million, and $1.9 million, respectively. The decrease in costs of earned revenues was primarily due to lower levels of operations during the three months ended January 23, 2010 as compared to the period ended January 24, 2009.

Costs of earned revenues as a percentage of contract revenues decreased 0.2% for the three months ended January 23, 2010 as compared to the three months ended January 24, 2009. Other direct costs decreased 0.8% as a percentage of contract revenues, primarily from reduced costs related to insurance claims and from lower equipment costs. We also experienced a 0.1% decrease in direct materials as a percentage of contract revenues. Offsetting these decreases, fuel costs increased 0.75% as a percentage of contract revenues as compared to the same period last year primarily due to increases in the price of gasoline and diesel fuel. Labor and subcontractor costs remained consistent as a percentage of contract revenues during the three months ended January 23, 2010 and January 24, 2009.

Costs of earned revenues decreased $83.6 million to $390.9 million for the six months ended January 23, 2010 compared to $474.5 million for the six months ended January 24, 2009. Included in costs of earned revenues for the six months ended January 23, 2010 is a $2.0 million charge recorded in the first quarter of fiscal 2010 in connection with the pending settlement of a legal matter described under “Legal Proceedings” above. The primary components of the remaining $85.6 million net decrease in costs of earned revenues were direct labor and subcontractor costs taken together, other direct costs, and direct materials, which decreased $64.4 million, $15.8 million, and $5.4 million, respectively. The decrease in costs of earned revenues was primarily due to lower levels of operations during the six months ended January 23, 2010 as compared to the six month period ended January 24, 2009.

 Costs of earned revenues as a percentage of contract revenues increased 0.3% for the six months ended January 23, 2010 as compared to the same period last year due in part to the $2.0 million charge related to the pending legal settlement referred to above, or 0.4% of contract revenues. Excluding this legal settlement charge, costs of earned revenues as a percentage of contract revenues decreased 0.1% for the six months ended January 23, 2010 as compared to the six months ended January 24, 2009. Fuel costs decreased 0.2% as a percentage of contract revenues as compared to the same period last year primarily due to declines in the price of gasoline and diesel fuel during the first quarter of fiscal 2010. Offsetting this decrease was an increase in other direct costs of 0.1% as a percentage of contract revenues, primarily from lower absorption of costs for support and field offices in relation to reduced operating levels during the current year period. Labor and subcontractor costs and direct materials as a percentage of contract revenues was consistent for the six months ended January 23, 2010 and January 24, 2009.

General and Administrative Expenses. General and administrative expenses increased $2.4 million to $23.9 million during the three months ended January 23, 2010 as compared to $21.5 million for the three months ended January 24, 2009. The change resulted from increased payroll costs, higher incentive compensation for subsidiaries that outperformed the prior year results, and higher legal and software-related costs.  Additionally, stock-based compensation expense increased to $0.7 million during the three months ended January 23, 2010 from $0.3 million during the three months ended January 24, 2009. General and administrative expenses decreased $1.7 million to $47.4 million during the six months ended January 23, 2010 as compared to $49.1 million for the six months ended January 24, 2009. The decrease in total general and administrative expenses for the six months ended January 23, 2010 compared to the prior year period resulted from a reduction of payroll and incentive pay expense due to lower operating levels and reduced legal and professional fees and other expenses. Additionally, stock-based compensation expense decreased to $1.7 million during the six months ended January 23, 2010 from $1.9 million during the six months ended January 24, 2009.

General and administrative expenses as a percentage of contract revenues were 11.0% and 8.8% for the three months ended January 23, 2010 and January 24, 2009, respectively. General and administrative expenses as a percentage of contract revenues were 10.0% and 8.5% for the six months ended January 23, 2010 and January 24, 2009, respectively. The increase in general and administrative expenses as a percentage of contract revenues for the three and six months ended January 23, 2010 as compared to the same periods in fiscal 2009 reflects lower absorption of a portion of our expenses, such as certain office and support costs and certain payroll costs, as a result of lower revenues.

Depreciation and Amortization.   Depreciation and amortization decreased to $15.5 million during the three months ended January 23, 2010 from $16.8 million during the three months ended January 24, 2009 and increased as a percentage of contract revenues to 7.2% compared to 6.8% from the same period in the prior year. For the six months ended January 23, 2010, depreciation and amortization decreased to $30.7 million from $33.4 million during the six months ended January 24, 2009 and increased as a percentage of contract revenues to 6.5% compared to 5.8% from the six months ended January 24, 2009. The decrease in amount was primarily a result of certain assets becoming fully depreciated or sold during fiscal 2009 and fiscal 2010. Amortization expense also decreased during the three and six months ended January 23, 2010 as compared to the prior year periods. This reduction related to customer relationship intangible assets of certain prior acquisitions that became fully amortized.

Goodwill Impairment Charge. During the second quarter of fiscal 2009, we recognized a goodwill impairment charge of $94.4 million that included impairments at the following reporting units: Broadband Installation Services for $14.8 million, C-2 Utility Contractors for $9.2 million, Ervin Cable Construction for $15.7 million, Nichols Communications for $2.0 million, Stevens Communications for $2.4 million and UtiliQuest for $50.5 million. This charge was the result of an interim test for impairment reflecting valuation assumptions as of the end of our second quarter of fiscal 2009. Our interim analysis was finalized in the third quarter of fiscal 2009 and no further charges were incurred during the fiscal year.

We continually monitor the economic environment and the impact on our reporting units and market capitalization.  When determining the fair value of our reporting units, we estimate a premium associated with the control of such reporting unit. The premium is market based and we believe it is reasonable based on the industry in which we operate. We do not believe that conditions presently exist which would require testing goodwill or intangible assets for impairment in advance of the tests we perform annually in the fourth fiscal quarter of each year.  However, future adverse changes in general economic and market conditions and future volatility in the equity and credit markets could trigger an impairment test and impact the valuation of our reporting units.

Interest Income and Expense. Interest income was less than $0.1 million during each of the three months ended January 23, 2010 and January 24, 2009. Interest income decreased to less than $0.1 million during the six months ended January 23, 2010 as compared to $0.2 million during the six months ended January 24, 2009. The decrease for the six months ended January 23, 2010 is the result of lower interest yield earned on cash balances during the periods.

Interest expense was $3.5 million during the three months ended January 23, 2010 as compared to $4.1 million during the three months ended January 24, 2009. Interest expense decreased to $7.1 million during the six months ended January 23, 2010 as compared to $8.2 million during the six months ended January 24, 2009. The decrease for the three and six month periods ended January 23, 2010 reflects reduced interest expense on our 8.125% senior subordinated notes (“Notes”) as a result of the buyback of $14.65 million principal amount of the Notes during fiscal 2009 and reduced balances for letters of credit.  Additionally, we had no borrowings under our revolving credit agreement ("Credit Agreement") during 2010 compared to $30.0 million which was borrowed and repaid during 2009.

Other Income, Net. Other income decreased to $0.9 million during the three months ended January 23, 2010 from $1.8 million during the three months ended January 24, 2009, and decreased to $2.0 million during the six months ended January 23, 2010 from $2.2 million during the six months ended January 24, 2009. During the three and six months ended January 24, 2009 other income included a gain of $1.3 million on extinguishment of debt related to the buyback of $4.65 million principal amount of Notes during the second quarter of fiscal 2009.  Additionally, other income for the six months ended January 24, 2009 includes a charge of $0.6 million for the write-off of deferred financing costs when we replaced our existing credit agreement during the first quarter of fiscal 2009.

Income Taxes. The following table presents our income tax expense and effective income tax rate for continuing operations during the three and six months ended January 23, 2010 and January 24, 2009:

	For the Three Months Ended		For the Six Months Ended

	January 23,	January 24,	January 23,	January 24,
	2010	2009	2010	2009
		(dollars in millions)
Income tax provision (benefit)	$(2.7)	$(17.4)	$1.9	$(10.3)
Effective income tax rate	40.2%	18.2%	131.3%	13.3%

Our effective income tax rate differs from the statutory rate for the tax jurisdictions where we operate as a result of several factors. In the first quarter of fiscal 2010, we recognized a non-cash income tax charge of $1.1 million for a valuation allowance on a deferred tax asset associated with an investment that became impaired for tax purposes. During the second quarter of fiscal 2009, we incurred a non-cash goodwill impairment charge of $94.4 million, of which only $17.4 million was deductible for income tax purposes. Other variations in our tax rate for the three and six months ended January 23, 2010 and January 24, 2009 are attributable to the impact of non-deductible and non-taxable items in relation to our pre-tax results during the period.  As of January 23, 2010, we had total unrecognized tax benefits of approximately $2.9 million, which would reduce the Company’s effective tax rate during the periods recognized if it is subsequently determined that those liabilities are not required.

Loss from Continuing Operations. Loss from continuing operations was $4.0 million during the three months ended January 23, 2010 as compared to $78.0 million during the three months ended January 24, 2009.   Loss from continuing operations was $0.4 million during the six months ended January 23, 2010 as compared to $67.4 million during the six months ended January 24, 2009.

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

Net Loss. Net loss was $4.0 million during the three months ended January 23, 2010 as compared to $78.0 million during the three months ended January 24, 2009. Net loss was $0.4 million during the six months ended January 23, 2010 as compared to $67.4 million during the six months ended January 24, 2009.

Liquidity and Capital Resources

Capital requirements.   Historically, our sources of cash have been operating activities, long-term debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Our working capital needs vary based upon our level of operations and generally increase with higher levels of revenues. They are also impacted by the time it takes us to collect our accounts receivable for work performed for customers. Cash and cash equivalents totaled $135.9 million at January 23, 2010 compared to $104.7 million at July 25, 2009.  Cash increased for the six months ended January 23, 2010 as a result of cash collected from operations offset by capital expenditures. Working capital (total current assets less total current liabilities) increased by $3.6 million to $220.8 million at January 23, 2010 compared to $217.2 million at July 25, 2009.

Capital resources are primarily used to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. We periodically borrow from and repay our Credit Agreement based on our cash requirements. Additionally, to the extent we make acquisitions that involve consideration other than our stock, buyback our common stock or repurchase or call our senior subordinated notes, our capital requirements may increase. In the normal course of business, we may hedge our anticipated fuel purchases with the use of financial instruments. For the six months ended January 23, 2010, we were not party to any such financial instruments. We believe that none of our major customers are experiencing significant financial difficulty as of January 23, 2010 that will materially affect our cash flows or liquidity.

	For the Six Months Ended
	January 23, 2010	January 24, 2009
	(Dollars in millions)
Net cash flows:
Provided by operating activities	$56.9	$75.2
Used in investing activities	$(24.7)	$(16.7)
Used in financing activities	$(0.9)	$(6.5)

Cash from operating activities. During the six months ended January 23, 2010, net cash provided by operating activities was $56.9 million. Non-cash items during the six months ended January 23, 2010 were primarily depreciation and amortization, gain on disposal of assets, stock-based compensation, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities contributed $23.9 million of operating cash flow during the six months ended January 23, 2010. The primary working capital sources during the six months ended January 23, 2010 were decreases in accounts receivable and net costs and estimated earnings in excess of billings of $24.8 million and $24.5 million, respectively. During the three months ended January 23, 2010, the timing of our billing and the collection activity improved compared to the prior year period. Based on average daily revenue during the applicable quarter, days sales outstanding calculated for accounts receivable, net was 38.2 days as of January 23, 2010 compared to 42.7 days as of January 24, 2009. Days sales outstanding calculated for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, were 17.9 days as of January 23, 2010 compared to 21.4 days as of January 24, 2009.

Working capital changes that used operating cash flow during the six months ended January 23, 2010 were decreases in other accrued liabilities and accrued insurance claims of $11.6 million due to the reduced level of operations during the quarter ended January 23, 2010. Offsetting these decreases was a $2.0 million increase in other accrued liabilities related to the proposed settlement of the legal matter described in “Legal Proceedings” above. Other working capital changes that used operating cash flow during the six months ended January 23, 2010 were net increases in other current and other non-current assets of $8.2 million primarily for prepaid insurance and other prepaid costs that were incurred near the beginning of our fiscal year. Additionally, accounts payable decreased $5.4 million during the six months ended January 23, 2010 due to the timing of receipt and payment of invoices and an increase in income taxes receivable, net of $2.2 million due to the timing of applicable tax payments.

For the six months ended January 24, 2009, changes in working capital and changes in other long term assets and liabilities contributed $26.7 million of operating cash flow. Working capital changes that contributed operating cash flow during the six months ended January 24, 2009 included decreases in accounts receivable and net costs and estimated earnings in excess of billings of $31.3 million and $36.1 million, respectively. Other working capital changes that used operating cash flow during the six months ended January 24, 2009 were decreases in other liabilities of $23.0 million primarily attributable to payments of approximately $8.6 million in connection with a wage and hour class action settlement in fiscal 2009, payments for fiscal 2008 incentive pay, and overall decreases in other accrued liabilities due to the reduced level of operations during the latter part of the quarter ended January 24, 2009. Additionally, there were decreases in accounts payable of $7.1 million during the six months ended January 24, 2009 due to the timing of the receipt and payment of invoices and an increase in income taxes receivable of $4.9 million due to the timing of applicable tax payments. We had net increases in other current and other non-current assets of $5.6 million during the six months ended January 24, 2009 primarily as a result of increased prepaid insurance and other prepaid costs.

Cash used in investing activities. For the six months ended January 23, 2010 and January 24, 2009, net cash used in investing activities was $24.7 million and $16.7 million, respectively.  Capital expenditures of $27.3 million and $18.3 million during the six months ended January 23, 2010 and January 24, 2009, respectively, were offset in part by proceeds from the sale of assets of $2.5 million and $1.8 million, respectively.  Capital expenditures increased during the six months ended January 23, 2010 as compared to the prior period due to the replacement cycle of our assets and for new work opportunities.  Restricted cash, primarily related to funding provisions of our insurance claims program, increased $0.2 million during the six months ended January 24, 2009.

Cash used in financing activities. For the six months ended January 23, 2010, net cash used in financing activities was $0.9 million as compared to $6.5 million for the six months ended January 24, 2009.  During the six months ended January 23, 2010, we paid $0.7 million for principal payments on capital leases compared to $1.3 million for the six months ended January 24, 2009. During the six months ended January 24, 2009 we borrowed and repaid $30 million under our Credit Agreement and paid $1.8 million in debt issuance costs related to entering into the Credit Agreement in September 2008. In addition, we purchased $4.65 million principal amount of Notes during the six months ended January 24, 2009 for $3.2 million.

During the six months ended January 23, 2010 and January 24, 2009, we withheld shares of restricted units and paid $0.3 million and $0.2 million, respectively, to tax authorities in order to meet payroll tax withholdings obligations on restricted units that vested to certain officers and employees during those periods. Additionally, during the six months ended January 23, 2010, we received excess tax benefits of $0.1 million from the vesting of restricted stock units.

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

As of January 23, 2010, the principal amount outstanding under the Notes was $135.35 million and we were in compliance with the covenants and conditions under the indenture governing the Notes.

The Company’s $210.0 million Credit Agreement, which expires in September 2011, contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates.  It also contains defined financial covenants which require us to (i) maintain a leverage ratio of not greater than 3.00 to 1.00, as measured at the end of each fiscal quarter, (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain consolidated total tangible net worth, as measured at the end of each fiscal quarter, of not less than $50.0 million plus (A) 50% of consolidated net income (if positive) from September 12, 2008 to the date of computation plus (B) 75% of equity issuances made from September 12, 2008 to the date of computation.  The Credit Agreement has a sublimit of $100.0 million for the issuance of letters of credit. As of January 23, 2010, we had no outstanding borrowings and $43.9 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are issued as part of our insurance program. At January 23, 2010, we had additional borrowing availability of up to $153.4 million, as determined by the most restrictive covenants of the Credit Agreement, and were in compliance with the financial covenants.

Contractual Obligations.  The following tables set forth our outstanding contractual obligations, including related party leases, as of January 23, 2010:

	Less than 1 Year	Years 1-3	Years 3 - 5	Greater than 5 Years	Total
	(Dollars in thousands)
Notes	$-	$-	$-	$135,350	$135,350
Interest payments on debt (excluding capital leases)	10,997	21,994	21,994	10,998	65,983
Capital lease obligations (including interest and executory costs)	432	-	-	-	432
Operating leases	8,212	9,474	5,301	4,892	27,879
Employment agreements	2,645	2,639	-	-	5,284
Purchase and other contractual obligations	2,264	-	-	-	2,264
Total	$24,550	$34,107	$27,295	$151,240	$237,192

Our condensed consolidated balance sheet as of January 23, 2010 includes a long term liability of approximately $29.5 million for Accrued Insurance Claims.  This liability has been excluded from the above table as the timing of any cash payments is uncertain. See Note 7 of the notes to our condensed consolidated financial statements for additional information regarding our accrued insurance claims liability.

The liability for unrecognized tax benefits for uncertain tax positions at January 23, 2010 was $2.9 million and is included in other liabilities in our condensed consolidated balance sheet.  This entire amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolutions of the underlying tax positions with the relevant tax authorities.

Off-Balance Sheet Arrangements.  We have obligations under performance bonds related to certain of our customer contracts.  Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our obligations under a contract.  As of January 23, 2010, we had $35.5 million of outstanding performance bonds and no events have occurred in which customers have exercised their rights under the performance bonds.

Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our Credit Agreement, are sufficient to meet our financial obligations. These obligations include interest payments required on our Notes and borrowings, working capital requirements, and the normal replacement of equipment at our current level of operations for at least the next twelve months. Our future operating results and cash flows may be affected by a number of factors including our success in bidding on future contracts and our ability to manage costs effectively. To the extent we seek to grow by acquisitions that involve consideration other than our stock, or to the extent we buyback our common stock or repurchase or call our senior subordinated notes, our capital requirements may increase.

Although the distress in the financial markets has not significantly impacted our financial position or our cash flow as of and for the six month period ending January 23, 2010, management continues to monitor the financial markets and assess general economic conditions. If further changes in financial markets or other areas of the economy adversely impact our ability to access capital markets, we would expect to rely on a combination of available cash and the existing committed credit facility to provide short-term funding. We believe that our cash investment policies are conservative and we expect that the current volatility in the capital markets will not have a material impact on our cash investments.

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

Our backlog totaled $1.078 billion and $935.4 million at January 23, 2010 and July 25, 2009, respectively. We expect to complete 63.4% of the January 23, 2010 backlog during the next twelve months.

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
• fluctuations in interest expense due to levels of debt and related borrowing costs;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to interest rates on our cash and equivalents and our debt obligations. We monitor the effects of market changes on interest rates and manage interest rate risks by investing in short-term cash equivalents with market rates of interest and by maintaining a mix of fixed and variable rate debt. A hypothetical 100 basis point increase in interest rates would result in an increase to annual earnings of approximately $1.4 million if our cash and equivalents held as of January 23, 2010 were to be fully invested in interest bearing financial instruments.

Our revolving credit facility permits borrowings at a variable rate of interest; however, we had no outstanding borrowings as of January 23, 2010. Outstanding long-term debt at January 23, 2010 included $135.35 million of our senior subordinated notes due in 2015 (“Notes”), which bear a fixed rate of interest of 8.125%. Due to the fixed rate of interest on the Notes, changes in interest rates would not have an impact on the related interest expense. The fair value of the outstanding Notes totaled approximately $125.4 million as of January 23, 2010, based on quoted market prices. There exists market risk sensitivity on the fair value of the fixed rate Notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $3.2 million, calculated on a discounted cash flow basis.

We had $0.3 million of capital leases outstanding at January 23, 2010 with varying rates of interest due through fiscal 2011 under separate lease agreements. A hypothetical 100 basis point change in interest rates in effect at January 23, 2010 on these capital leases would not have a material impact on the fair value of the leases or on our annual interest cost.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of January 23, 2010, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer each concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In May 2009, the Company and one of our subsidiaries were named as defendants in a lawsuit in the U.S. District Court for the Western District of Washington. The plaintiffs, former employees of the subsidiary, allege various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs seek to certify as a class current and former employees of the subsidiary who worked in the State of Washington. In November 2009, the plaintiffs’ attorneys, the Company and the subsidiary entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  The proposed settlement provides for the resolution of all claims against the Company and the subsidiary in exchange for an aggregate payment of not more than $2.2 million. In January 2010, the Court granted preliminary approval of the proposed settlement. Notice of the terms of the proposed settlement and claim forms were mailed to members of the plaintiffs' class in February 2010. The settlement is contingent upon final Court approval. The Company has estimated the liability of this proposed settlement at $2.0 million and recorded a pre-tax charge for this amount during the first quarter of fiscal 2010.  The actual amount of the settlement to be paid will depend on the number of class members that participate in the settlement, and could differ from the estimated amount.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the six months ended January 23, 2010, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company’s purchases of its common stock:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 25, 2009 - November 21, 2009	-		$-	-	(b)
November 22, 2009 - December 19, 2009	28,726	(a)	$8.37	-	(b)
December 20, 2009 - January 23, 2010	-		$-	-	(b)

(a) Shares were withheld to satisfy tax withholding obligations that arose on the vesting of restricted stock units.

(b) On February 23, 2010, the Company’s Board of Directors authorized the repurchase of up to $20.0 million of its common stock to be made over the next eighteen months in open market or private transactions. This repurchase program replaces the Company’s existing program, scheduled to expire in February 2010, under which there was a remaining authorization of $16.9 million.

Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders of the Company was held on November 24, 2009 to consider and take action on the election of three directors and to ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditor for fiscal 2010. The Company’s nominee, Stephen C. Coley, was elected as a director of the Company. Mr. Coley received 33,537,532 votes for and 2,561,558 votes withheld. The Company’s nominee, Patricia L. Higgins, was elected a director of the Company. Ms. Higgins received 20,430,364 votes for and 15,668,726 votes withheld. The Company’s nominee, Steven E. Nielsen, was elected as a director of the Company. Mr. Nielsen received 32,873,531 votes for and 3,225,559 votes withheld. Each of the following directors’ term of office as a director of the Company continued after the annual meeting: Thomas G. Baxter, Charles M. Brennan III, James A. Chiddix, and Charles B. Coe. The proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditor for fiscal 2010 was approved with 35,616,092 votes for, 472,932 against, and 10,066 abstaining.

Item 6. Exhibits

Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit number

10.1 +
Credit Agreement and related Schedules, dated September 12, 2008, by and among Dycom Industries, Inc. and the Wachovia Bank, National Association, as Administrative Agent for the Lenders and Bank of America, N.A., as Syndication Agent.

10.2 +
First Amendment and related Schedule, dated as of April 10, 2009, to Credit Agreement dated as of September 12, 2008 with Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent.

11
Statement re computation of per share earnings; All information required by Exhibit 11 is presented within Note 2 of the Company’s condensed consolidated financial statements in accordance with the provisions of ASC 260, Earnings Per Share.

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

DYCOM INDUSTRIES, INC.
Registrant

Date:	February 26, 2010	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date:	February 26, 2010	/s/ H. Andrew DeFerrari
Name: H. Andrew DeFerrari Title: Senior Vice President and Chief Financial Officer