Form 10-Q
period 2010-04-24
DYCOM INDUSTRIES INC
filed 2010-05-28
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 24, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock	Outstanding shares May 27, 2010
Common stock, par value of $0.33 1/3	38,655,909

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 24,	July 25,
	2010	2009
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$116,155	$104,707
Accounts receivable, net	96,773	116,968
Costs and estimated earnings in excess of billings	59,867	67,111
Deferred tax assets, net	14,033	15,779
Income taxes receivable	8,213	7,016
Inventories	13,091	8,303
Other current assets	11,212	7,323
Total current assets	319,344	327,207

Property and equipment, net	137,740	142,132
Goodwill	157,851	157,851
Intangible assets, net	51,309	56,056
Other	10,339	10,211
Total non-current assets	357,239	366,250
TOTAL	$676,583	$693,457

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,003	$28,977
Current portion of debt	150	926
Billings in excess of costs and estimated earnings	582	151
Accrued insurance claims	26,919	27,386
Other accrued liabilities	42,095	52,590
Total current liabilities	97,749	110,030

LONG-TERM DEBT	135,350	135,377
ACCRUED INSURANCE CLAIMS	26,957	29,759
DEFERRED TAX LIABILITIES, net non-current	23,786	22,910
OTHER LIABILITIES	3,650	4,758
Total liabilities	287,492	302,834

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	-	-
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 38,653,756 and 38,998,513
issued and outstanding, respectively	12,885	12,999
Additional paid-in capital	169,345	172,112
Accumulated other comprehensive income	211	69
Retained earnings	206,650	205,443
Total stockholders' equity	389,091	390,623
TOTAL	$676,583	$693,457

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	April 24, 2010	April 25, 2009
	(Dollars in thousands, except per share amounts)

REVENUES:
Contract revenues	$231,636	$257,719

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	191,333	206,733
General and administrative (including stock-based compensation
expense of $0.8 and $0.9 million, respectively)	24,297	24,276
Depreciation and amortization	15,852	16,163
Total	231,482	247,172

Interest income	27	60
Interest expense	(3,386)	(3,162)
Other income, net	4,451	3,566

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,246	11,011

PROVISION (BENEFIT) FOR INCOME TAXES:

Current	7	(2,132)
Deferred	(409)	5,574

Total	(402)	3,442

INCOME FROM CONTINUING OPERATIONS	1,648	7,569

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	-	28

NET INCOME	$1,648	$7,597

EARNINGS PER COMMON SHARE - BASIC:

Income from continuing operations	$0.04	$0.19
Income from discontinued operations	-	-
Net income	$0.04	$0.19

EARNINGS PER COMMON SHARE - DILUTED:

Income from continuing operations	$0.04	$0.19
Income from discontinued operations	-	-
Net income	$0.04	$0.19

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	39,021,043	39,330,308

Diluted	39,054,443	39,346,102

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	April 24, 2010	April 25, 2009
	(Dollars in thousands, except per share amounts)

REVENUES:
Contract revenues	$707,082	$837,209

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	582,241	681,239
General and administrative (including stock-based compensation
expense of $2.5 and $2.8 million, respectively)	71,698	73,350
Depreciation and amortization	46,558	49,592
Goodwill impairment charge	-	94,429
Total	700,497	898,610

Interest income	85	234
Interest expense	(10,470)	(11,313)
Other income, net	6,459	5,799

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,659	(66,681)

PROVISION (BENEFIT) FOR INCOME TAXES:

Current	(566)	(379)
Deferred	2,019	(6,503)

Total	1,453	(6,882)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,206	(59,799)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	-	(9)

NET INCOME (LOSS)	$1,206	$(59,808)

EARNINGS (LOSS) PER COMMON SHARE - BASIC

Income (loss) from continuing operations	$0.03	$(1.52)
Loss from discontinued operations	-	-
Net income (loss)	$0.03	$(1.52)

EARNINGS (LOSS) PER COMMON SHARE - BASIC

Income (loss) from continuing operations	$0.03	$(1.52)
Loss from discontinued operations	-	-
Net income (loss)	$0.03	$(1.52)

SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON SHARE:

Basic	39,028,637	39,343,834

Diluted	39,102,612	39,343,834

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	April 24, 2010	April 25, 2009
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$1,206	$(59,808)
Adjustments to reconcile net loss to net cash inflow from operating activities:
Depreciation and amortization	46,558	49,592
Bad debt expense, net	62	200
Gain on sale of fixed assets, net	(6,143)	(3,306)
Gain on extinguishment of debt, net	-	(3,027)
Write-off of deferred financing costs	-	551
Deferred income tax provision (benefit)	2,019	(5,972)
Stock-based compensation	2,488	2,775
Amortization of debt issuance costs	791	727
Goodwill impairment charge	-	94,429
Excess tax benefit from share-based awards	(69)	-
Change in operating assets and liabilities:
Accounts receivable, net	18,782	37,978
Costs and estimated earnings in excess of billings, net	7,675	30,445
Other current assets and inventory	(6,895)	(3,049)
Other assets	(960)	826
Income taxes receivable	(1,380)	(6,468)
Accounts payable	(1,212)	(5,465)
Accrued liabilities and insurance claims	(14,240)	(34,300)
Net cash provided by operating activities	48,682	96,128

INVESTING ACTIVITIES:
Changes in restricted cash	-	(61)
Capital expenditures	(38,222)	(25,625)
Proceeds from sale of assets	6,571	4,349
Net cash used in investing activities	(31,651)	(21,337)

FINANCING ACTIVITIES:
Proceeds from long-term debt	-	30,000
Principal payments on long-term debt	(920)	(31,824)
Purchase of senior subordinated notes	-	(11,292)
Debt issuance costs	-	(1,837)
Repurchases of common stock	(4,489)	(2,915)
Restricted stock tax withholdings	(273)	(246)
Exercise of stock options and other	30	17
Excess tax benefit from share based awards	69	-
Net cash used in financing activities	(5,583)	(18,097)

Net increase in cash and equivalents	11,448	56,694

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	104,707	22,068

CASH AND EQUIVALENTS AT END OF PERIOD	$116,155	$78,762
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES
AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$12,570	$14,021
Income taxes	$5,788	$6,885
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$3,818	$272

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

Basis of Presentation – Dycom Industries, Inc. (“Dycom” or the “Company”) is a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. Additionally, Dycom provides services on a limited basis in Canada.

The condensed consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly-owned.  All intercompany accounts and transactions have been eliminated and the financial statements reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, the financial statements do not include all of the financial information and footnotes required by GAAP for complete financial statements.  Additionally, the results of operations for the three and nine months ended April 24, 2010 are not necessarily indicative of the results that may be expected for the entire year.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended July 25, 2009 included in the Company’s 2009 Annual Report on Form 10-K, filed with the SEC on September 3, 2009.

Accounting Period – The Company uses a fiscal year ending on the last Saturday in July. Fiscal 2009 consisted of 52 weeks and fiscal 2010 will consist of 53 weeks, with the fourth quarter having 14 weeks of operations.

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

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For the Company, key estimates include: recognition of revenue for costs and estimated earnings in excess of billings, the fair value of goodwill, intangibles and other long-lived assets, income taxes, accrued insurance claims, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. At the time they are made, the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to the financial statements.

Restricted Cash — As of April 24, 2010 and July 25, 2009, the Company had approximately $4.9 million in restricted cash,  which is held as collateral in support of the Company’s insurance obligations.  Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the condensed consolidated statements of cash flows.

Comprehensive Income (Loss) – During the three and nine months ended April 24, 2010 and April 25, 2009, the Company did not have any material changes in its equity resulting from non-owner sources.  Accordingly, comprehensive income (loss) approximated the net income (loss) amounts presented for the respective period’s operations.

Fair Value of Financial Instruments — Accounting Standard Codification (“ASC”) Topic 825 requires certain disclosures regarding the fair value of financial instruments. The Company’s financial instruments consist primarily of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable and accrued expenses, and long-term debt. The carrying amounts of these instruments approximate their fair value due to the short maturity of these items, except for the Company’s 8.125% senior subordinated notes due October 2015 (the “Notes”). The Company determined that the fair value of the Notes at April 24, 2010 was $131.6 million based on quoted market prices compared to a carrying value of $135.35 million.

Segment Information — The Company operates in one reportable segment as a specialty contractor, providing engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. All of the Company’s operating segments have been aggregated into one reporting segment due to their similar economic characteristics, products and production methods, and distribution methods. The Company’s services are provided by its various subsidiaries throughout the United States and, on a limited basis, in Canada. One of the Company’s operating segments earned revenues from contracts in Canada of approximately $1.5 million and $5.0 million during the three and nine months ended April 24, 2010, respectively, and $0.7 million and $2.6 million during the three and nine months ended April 25, 2009, respectively. The Company had no material long-lived assets in the Canadian operations at April 24, 2010 or July 25, 2009.

Recently Issued Accounting Pronouncements – ASC Topic 860, “Accounting for Transfers of Financial Assets” (“ASC Topic 860”), eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This pronouncement is effective for the Company in fiscal 2011. The adoption of ASC Topic 860 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

ASC Topic 810, “Amendments to FASB Interpretation: Consolidation of Variable Interest Entities” (“ASC Topic 810”), requires an analysis to determine whether a variable interest gives an enterprise a controlling financial interest in a variable interest entity.  This pronouncement requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity.  This pronouncement is effective for the Company in fiscal 2011.  The adoption of ASC Topic 810 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

ASC Topic 855, “Subsequent Events” (“ASC Topic 855”), establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. ASC Topic 855 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-09 – “Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”). ASU 2010-09 provides amendments which clarify that SEC filers are not required to disclose the date through which subsequent events have been evaluated. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

In April 2010, FASB issued Accounting Standards Update No. 2010-12, “Income Taxes (Topic 740) – Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts,” (“ASU 2010-12”). ASU 2010-12 addresses changes in accounting for income taxes resulting from the recently issued Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act. The adoption of this guidance is not expected to have a material effect on the Company’s condensed consolidated financial statements.

2. Computation of Earnings (Loss) Per Common Share

FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“ASC Topic 260”) addresses whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered as participating securities for the purposes of applying the two-class method of calculating earnings (loss) per share.  Unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings (loss) per share.  The Company adopted this standard in the first quarter of fiscal 2010 and the adoption did not change the Company’s earnings (loss) per share calculation for any prior period presented.

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

	For the Three Months Ended		For the Nine Months Ended
	April 24, 2010	April 25, 2009	April 24, 2010	April 25, 2009
	(Dollars in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$1,648	$7,569	$1,206	$(59,799)
Income (loss) from discontinued operations, net of tax	-	28	-	(9)
Net income (loss)	$1,648	$7,597	$1,206	$(59,808)

Denominator:
Basic
Weighted-average number of common shares - Basic	39,021,043	39,330,308	39,028,637	39,343,834
Diluted
Weighted-average number of common shares - Basic	39,021,043	39,330,308	39,028,637	39,343,834
Potential common stock arising from stock options, unvested restricted shares and unvested restricted share units	33,400	15,794	73,975	-
Weighted-average number of common shares - Diluted	39,054,443	39,346,102	39,102,612	39,343,834

Antidilutive weighted shares excluded from the calculation of earnings (loss) per common share	3,618,970	2,989,302	2,547,418	3,115,085

EARNINGS (LOSS) PER COMMON SHARE - BASIC:

Income (loss) from continuing operations	$0.04	$0.19	$0.03	$(1.52)
Income (loss) from discontinued operations, net of tax	-	-	-	-
Net income (loss)	$0.04	$0.19	$0.03	$(1.52)

EARNINGS (LOSS) PER COMMON SHARE - DILUTED:

Income (loss) from continuing operations	$0.04	$0.19	$0.03	$(1.52)
Income (loss) from discontinued operations, net of tax	-	-	-	-
Net income (loss)	$0.04	$0.19	$0.03	$(1.52)

3. Accounts Receivable

Accounts receivable consists of the following:

	April 24, 2010	July 25, 2009
	(Dollars in thousands)
Contract billings	$96,176	$113,275
Retainage and other receivables	1,179	4,501
Total	97,355	117,776
Less: allowance for doubtful accounts	582	808
Accounts receivable, net	$96,773	$116,968

The allowance for doubtful accounts changed as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 24, 2010	April 25, 2009	April 24, 2010	April 25, 2009
		(Dollars in thousands)
Allowance for doubtful accounts at beginning of period	$605	$601	$808	$769
Bad debt expense, net	68	177	62	200
Amounts credited to (charged against) the allowance	(91)	2	(288)	(189)
Allowance for doubtful accounts at end of period	$582	$780	$582	$780

As of April 24, 2010, the Company expected to collect all retainage balances above within the next twelve months.

4. Costs and Estimated Earnings on Contracts in Excess of Billings

Costs and estimated earnings in excess of billings, net, consists of the following:

	April 24, 2010	July 25, 2009
	(Dollars in thousands)
Costs incurred on contracts in progress	$48,590	$53,823
Estimated to date earnings	11,277	13,288
Total costs and estimated earnings	59,867	67,111
Less: billings to date	582	151
	$59,285	$66,960

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$59,867	$67,111
Billings in excess of costs and estimated earnings	(582)	(151)
	$59,285	$66,960

The above amounts include revenue for services from contracts based both on the units of delivery and the cost-to-cost measures of the percentage of completion method.

5. Property and Equipment

Property and equipment, including amounts for assets subject to capital leases, consists of the following:

	April 24, 2010	July 25, 2009
	(Dollars in thousands)
Land	$3,165	$2,974
Buildings	11,630	9,875
Leasehold improvements	4,518	4,361
Vehicles	199,249	199,372
Computer hardware and software	51,801	42,323
Office furniture and equipment	5,487	5,030
Equipment and machinery	120,686	123,709
Total	396,536	387,644
Less: accumulated depreciation	258,796	245,512
Property and equipment, net	$137,740	$142,132

Depreciation expense and repairs and maintenance, including amounts for assets subject to capital leases, were as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 24, 2010	April 25, 2009	April 24, 2010	April 25, 2009
		(Dollars in thousands)
Depreciation expense	$14,286	$14,523	$41,812	$44,427
Repairs and maintenance expense	$3,375	$3,828	$10,743	$12,143

6. Goodwill and Intangible Assets

The Company’s goodwill and intangible assets consist of the following:

	Useful Life	April 24,	July 25,
	In Years	2010	2009
		(Dollars in thousands)

Goodwill	N/A	$157,851	$157,851

Intangible Assets:
Carrying amount:
UtiliQuest tradename	Indefinite	4,700	4,700
Tradenames	4-15	2,600	2,925
Customer relationships	5-15	77,555	77,555
		84,855	85,180
Accumulated amortization:
Tradenames		703	897
Customer relationships		32,843	28,227
		33,546	29,124
Net Intangible Assets		$51,309	$56,056

For finite-lived intangible assets, amortization expense for each of the three months ended April 24, 2010 and April 25, 2009 was $1.6 million.  For finite-lived intangible assets, amortization expense for the nine months ended April 24, 2010 and April 25, 2009 was $4.7 million and $5.2 million, respectively.  Amortization of the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life.

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

During the second quarter of fiscal 2009, the Company’s market capitalization was significantly impacted by the extreme volatility in the U.S. equity and credit markets and was below the book value of shareholders’ equity by a substantial margin. As a result, the Company evaluated whether the decrease in its market capitalization reflected factors that would more likely than not reduce the fair value of the Company’s reporting units below their carrying value. Based on a combination of factors, including the economic environment, the sustained period of decline in the Company’s market capitalization, and the implied valuation and discount rate assumptions in the Company’s industry, the Company concluded there were sufficient indicators to perform an interim impairment test of the reporting units and related intangible assets as of January 24, 2009.  As a result of this impairment test, the Company recognized a preliminary goodwill impairment charge of $94.4 million during the second quarter of fiscal 2009. The Company’s interim impairment analysis was finalized during the third quarter of fiscal 2009 and no further charges were incurred. The Company performed its annual impairment test in the fourth quarter of fiscal 2009 and there was no impairment of goodwill or indefinite-lived intangible assets. However, the estimated fair value of the Prince Telecom (“Prince”) reporting unit exceeded its carrying value by a margin of less than 25%. There were also smaller margins of fair value over carrying value for the Broadband Installation Services, Ervin Cable Construction (“Ervin”), and UtiliQuest reporting units, as their carrying values were written down to their estimated fair values during fiscal 2009. Prince, Broadband Installation Services, Ervin Cable Construction (“Ervin”), and UtiliQuest have remaining goodwill balances of $39.7 million, $19.7 million, $7.4 million, and $35.6 million, respectively, as of April 24, 2010.

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

As of April 24, 2010, the Company believes the carrying value of its goodwill and other indefinite-lived intangible asset is recoverable; however, there can be no assurances that they will not be impaired in future periods. Certain of the Company’s reporting units also have other intangible assets including tradenames and customer relationship intangibles. As of April 24, 2010, management believes that the carrying amounts of the intangible assets are recoverable.

7. Accrued Insurance Claims

The Company retains the risk of loss, up to certain limits, for claims relating to automobile liability, general liability (including locate damages), workers’ compensation, and employee group health. With regard to losses occurring in fiscal 2010, the Company has retained the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability and workers’ compensation. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in three states in which the Company participates in a state sponsored insurance fund. Aggregate stop loss coverage for automobile liability, general liability and workers’ compensation claims is $43.8 million for fiscal 2010. For losses under the Company’s employee health plan occurring during fiscal 2010, the Company has retained the risk of loss, on an annual basis, of $250,000 per participant.

Accrued insurance claims consist of the following:

	April 24, 2010	July 25, 2009
	(Dollars in thousands)
Amounts expected to be paid within one year:
Accrued auto, general liability and workers' compensation	$16,138	$15,559
Accrued employee group health	3,700	3,698
Accrued damage claims	7,081	8,129
	26,919	27,386
Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers' compensation	22,153	23,866
Accrued damage claims	4,804	5,893
	26,957	29,759
Total accrued insurance claims	$53,876	$57,145

8.  Other Accrued Liabilities

Other accrued liabilities consist of the following:

	April 24, 2010	July 25, 2009
	(Dollars in thousands)
Accrued payroll and related taxes	$18,422	$22,041
Accrued employee benefit and incentive plan costs	3,837	7,195
Accrued construction costs	8,658	8,083
Accrued interest and related bank fees	459	3,228
Other	10,719	12,043
Total other accrued liabilities	$42,095	$52,590

9. Debt

The Company’s outstanding indebtedness consists of the following:

	April 24, 2010	July 25, 2009
	(Dollars in thousands)
Senior subordinated notes	$135,350	$135,350
Capital leases	150	953
	135,500	136,303
Less: current portion	150	926
Long-term debt	$135,350	$135,377

During the first quarter of fiscal 2009, the Company entered into a three-year $195.0 million revolving Credit Agreement (the “Credit Agreement”) with a syndicate of banks.  The Credit Agreement was subsequently amended to add an additional bank to the syndicate of banks and increase the maximum borrowing available under the Credit Agreement from $195.0 million to $210.0 million. The Credit Agreement has an expiration date of September 12, 2011 and includes a sublimit of $100.0 million for the issuance of letters of credit. Subject to certain conditions, the Credit Agreement provides for two one-year extensions and, after giving affect to the amendment, also provides the ability to borrow an incremental $85.0 million.

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

The Credit Agreement contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates. It also contains financial covenants which require the Company to (i) maintain a leverage ratio of not greater than 3.00 to 1.00, as measured at the end of each fiscal quarter, (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain condensed consolidated total tangible net worth, as measured at the end of each fiscal quarter, of not less than $50.0 million plus (A) 50% of condensed consolidated net income (if positive) from September 12, 2008 to the date of computation plus (B) 75% of equity issuances made from September 12, 2008 to the date of computation.

As of April 24, 2010, the Company had no outstanding borrowings and $43.9 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are issued as part of the Company’s insurance program. At April 24, 2010, the Company was in compliance with the financial covenants and had additional borrowing availability of $131.4 million as determined by the most restrictive covenants of the Credit Agreement.

In October 2005, Dycom Investments, Inc., a wholly-owned subsidiary of the Company, issued $150.0 million in aggregate principal amount of 8.125% senior subordinated notes due October 2015 (“Notes”). Interest on the Notes is due on April 15th and October 15th of each year. The Company purchased $14.65 million principal amount of the Notes during fiscal 2009 for $11.3 million. As of April 24, 2010, the principal amount outstanding under the Notes was $135.35 million. The indenture governing the Notes contains covenants that restrict the Company’s ability to, among other things:

• make certain payments, including the payment of dividends;

• redeem or repurchase our capital stock;

• incur additional indebtedness and issue preferred stock;

• make investments or create liens;

• enter into sale and leaseback transactions;

• merge or consolidate with another entity;

• sell certain assets; and

• enter into transactions with affiliates.

10. Income Taxes

The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Prior to fiscal 2009, the Company incurred non-cash impairment charges on an investment for financial statement purposes and recorded a deferred tax asset reflecting the tax benefits of those impairment charges.  During the first quarter of fiscal 2010, the investment became impaired for tax purposes and the Company determined that it was more likely than not that the associated tax benefit would not be realized prior to its eventual expiration.   Accordingly, the Company recognized a non-cash income tax charge of $1.1 million for a valuation allowance of the associated deferred tax asset during the first quarter of fiscal 2010. Additionally, during the three months ended April 24, 2010 and April 25, 2009, the provision for income taxes included the reversal of $1.0 million and $1.4 million, respectively, of certain income tax liabilities which were no longer required.

As of April 24, 2010, the Company has total unrecognized tax benefits of $2.1 million, which would reduce the Company’s effective tax rate during future periods if it is subsequently determined that those liabilities are not required.  The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. During the three and nine months ended April 24, 2010, the Company recognized approximately $0.2 million and $0.1 million of interest benefit in the accompanying consolidated statements of operations, respectively, compared to $0.4 million and $0.2 million of interest benefit during the three and nine months ended April 25, 2009, respectively.

11. Other Income, net

The components of other income, net, are as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 24, 2010	April 25, 2009	April 24, 2010	April 25, 2009
		(Dollars in thousands)
Gain on sale of fixed assets	$4,308	$1,786	$6,143	$3,306
Miscellaneous income	143	53	316	17
Gain on extinguishment of debt, net	-	1,727	-	3,027
Write-off of deferred financing costs	-	-	-	(551)
Total other income, net	$4,451	$3,566	$6,459	$5,799

The Company purchased $4.65 million principal amount of Notes for $3.2 million during the second quarter of fiscal 2009 and $10.0 million principal amount of the Notes for $8.1 million during the third quarter of fiscal 2009. After the write-off of associated debt issuance costs, the net gain reported as other income  was $1.7 million and $3.0 million for the three and nine months ended April 25, 2009, respectively.

12. Capital Stock

On February 23, 2010, the Board of Directors authorized the repurchase of up to $20.0 million of its common stock to be made over the next eighteen months in open market or private transactions. This repurchase program replaced the Company’s existing program, which expired in February 2010. The Company repurchased 475,602 shares during the three months ended April 24, 2010 at an average price of $9.44 per share.  These shares were subsequently cancelled.  As of April 24, 2010, approximately $15.5 million of the authorized amount remains for the repurchase of common stock.

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

The following table summarizes the stock-based awards activity during the nine months ended April 24, 2010:

	Stock Options		RSUs		Performance RSUs
	Shares	Weighted Average Exercise Price	Shares/Units	Weighted Average Grant Price	Shares/Units	Weighted Average Grant Price
Outstanding as of July 25, 2009	2,866,675	$23.36	177,400	$13.78	680,342	$21.34
Granted	1,034,248	$8.55	112,436	$8.56	55,746	$12.25
Options Exercised/Shares and Units Vested	(4,310)	$6.83	(85,147)	$13.79	(82,428)	$22.55
Forfeited or cancelled	(297,683)	$28.83	(9,300)	$8.49	(349,956)	$21.33
Outstanding as of April 24, 2010	3,598,930	$18.67	195,389	$11.02	303,704	$19.38

Exercisable options as of April 24, 2010	1,962,081	$27.44

The Performance RSUs in the above table represent the maximum number of awards which may vest under the outstanding grants assuming that all performance criteria are met.  Approximately 310,000 Performance RSUs were cancelled during 2010 related to fiscal 2009 performance criteria not being achieved.

Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the condensed consolidated statements of operations. The compensation expense and the related tax benefit recognized related to stock options, restricted share and restricted share units for the three and nine months ended April 24, 2010 and April 25, 2009 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 24, 2010	April 25, 2009	April 24, 2010	April 25, 2009
		(Dollars in thousands)
Stock-based compensation expense	$812	$898	$2,488	$2,775
Tax benefit recognized	(166)	(282)	(652)	(967)

The Company evaluates compensation expense quarterly and recognizes expense for performance based awards only if management determines it is probable that the performance criteria for the awards will be met.  The total amount of expense ultimately recognized is based on the number of awards that actually vest.  Accordingly, the amount recognized during current and prior periods may not be representative of future stock-based compensation expense.

Under the Plans, the maximum total unrecognized compensation expense and weighted-average period over which the expense would be recognized subsequent to April 24, 2010 is as follows:

	Unrecognized Compensation Expense	Weighted-Average Period
	(In thousands)	(In years)

Stock options	$6,893	3.3
Unvested RSUs	$1,763	2.7
Unvested Performance RSUs	$5,887	0.9

For Performance RSUs, the unrecognized compensation expense is based upon the maximum amount of restricted units that can be earned under outstanding awards. If performance goals are not met related to future performance periods, no compensation expense will be recognized for these units and compensation expense previously recognized on the unvested awards will be reversed. As of April 24, 2010 the Company estimates approximately $5.1 million of the unrecognized compensation expense related to the unvested Performance RSU’s will not be recognized due to performance criteria not being met.

14. Related Party Transactions

The Company leases administrative offices from entities related to officers of the Company’s subsidiaries.  The total expense under these arrangements was $0.3 million and $0.4 million for the three month periods ended April 24, 2010 and April 25, 2009, respectively. The total expense under these arrangements was $0.9 million and $1.0 million for the nine month periods ended April 24, 2010 and April 25, 2009, respectively.

15. Commitments and Contingencies

Legal Proceedings.

In May 2009, the Company and one of its subsidiaries were named as defendants in a lawsuit in the U.S. District Court for the Western District of Washington. The plaintiffs, all former employees of the subsidiary, alleged various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs sought to certify as a class current and former employees of the subsidiary who worked in the State of Washington. In November 2009, the plaintiffs’ attorneys, the Company and the subsidiary entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  In January 2010, the Court granted preliminary approval of the proposed settlement. Notice of the terms of the proposed settlement and claim forms were mailed to members of the plaintiffs' class in February 2010. The Court held a hearing regarding the plaintiffs’ Motion for Final Approval of the Class Action Settlement in April 2010, at which time it entered an Order approving the settlement and dismissed the action with prejudice subject to final administration of the terms of the settlement. As of April 24, 2010, approximately $1.6 million was included in other accrued liabilities with respect to claims approved for payment under the terms of the settlement.

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

Performance Bonds and Guarantees.

The Company has obligations under performance bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of April 24, 2010, the Company had $41.9 million of outstanding performance bonds and no events have occurred in which the customers have exercised their rights under the bonds.

The Company has periodically guaranteed certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.

16. Customer Concentrations

The Company provides specialty contracting services to telecommunications providers, utilities and others. Revenue information by type of customer is as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 24, 2010	April 25, 2009	April 24, 2010	April 25, 2009
		(Dollars in thousands)
Telecommunications	$184,693	$200,151	$563,305	$654,655
Underground facility locating	41,758	44,354	126,020	135,530
Electric and gas utilities and other construction and maintenance	5,185	13,214	17,757	47,024
Total contract revenues	$231,636	$257,719	$707,082	$837,209

The Company’s customer base is concentrated, with the top five customers accounting for approximately 65.2% and 63.7% of total contract revenues for the nine months ended April 24, 2010 and April 25, 2009, respectively. AT&T, Inc. (“AT&T”), Comcast Cable Corporation (“Comcast”), CenturyLink, Inc. (“CenturyLink”), and Verizon Communications, Inc. (“Verizon”) represent a significant portion of the Company’s customer base and were over 10% or more of total revenue for the three months or nine months ended April 24, 2010 and April 25, 2009 as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 24, 2010	April 25, 2009	April 24, 2010	April 25, 2009

AT&T	22.4%	19.7%	20.1%	18.1%
Comcast	14.0%	13.4%	14.4%	15.1%
CenturyLink*	10.6%	7.3%	9.9%	6.4%
Verizon	9.7%	13.9%	12.4%	16.3%

*For comparison purposes, CenturyLink and Embarq Corporation revenues have been combined for periods prior to their July 2009 merger.

The Company believes that none of its significant customers were experiencing financial difficulties that would impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of April 24, 2010. Customers representing 10% or more of revenue had the following combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings outstanding and the related percentage of the Company’s total outstanding balances:

	April 24, 2010		July 25, 2009
	Amount	% of Total	Amount	% of Total
		(Dollars in millions)
AT&T	$27.9	17.8%	$28.5	15.6%
Comcast	$19.5	12.4%	$21.6	11.8%
CenturyLink*	$21.8	13.9%	$8.8	4.8%
Verizon	$19.1	12.1%	$48.0	26.2%

17. Supplemental Consolidating Financial Statements

As of April 24, 2010, the principal amount outstanding of the Company’s Notes was $135.35 million. The Notes were issued in fiscal 2006 by Dycom Investments, Inc. (“Issuer”), a wholly-owned subsidiary of the Company. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent”) on a parent only basis, (ii) the Issuer, (iii) the guarantor subsidiaries for the Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The condensed consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. Intercompany charges (income) between the Parent and subsidiaries are recognized in the condensed consolidating financial statements during the period incurred and the settlement of intercompany balances is reflected in the condensed consolidating statement of cash flows based on the nature of the underlying transactions.

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
APRIL 24, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$-	$-	$115,056	$1,099	$-	116,155
Accounts receivable, net	-	-	95,669	1,104	-	96,773
Costs and estimated earnings in excess of billings	-	-	59,507	360	-	59,867
Deferred tax assets, net	948	-	13,153	60	(128)	14,033
Income taxes receivable	8,213	-	-	-	-	8,213
Inventories	-	-	12,997	94	-	13,091
Other current assets	4,918	23	5,250	1,021	-	11,212
Total current assets	14,079	23	301,632	3,738	(128)	319,344

Property and equipment, net	13,704	-	107,352	17,281	(597)	137,740
Goodwill	-	-	157,851	-	-	157,851
Intangible assets, net	-	-	51,309	-	-	51,309
Deferred tax assets, net non-current	-	-	14,021	-	(14,021)	-
Investment in subsidiaries	674,322	1,233,350	-	-	(1,907,672)	-
Intercompany receivables	-	-	740,705	-	(740,705)	-
Other	4,342	2,636	2,835	526	-	10,339
Total non-current assets	692,368	1,235,986	1,074,073	17,807	(2,662,995)	357,239
TOTAL	$706,447	$1,236,009	$1,375,705	$21,545	$(2,663,123)	$676,583

LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$300	$-	$27,058	$645	$-	$28,003
Current portion of debt	-	-	150	-	-	150
Billings in excess of costs and estimated earnings	-	-	582	-	-	582
Accrued insurance claims	608	-	26,248	63	-	26,919
Income taxes payable	-	-	-	-	-	-
Deferred tax liabilities	-	126	2	-	(128)	-
Other accrued liabilities	3,483	301	37,044	1,267	-	42,095
Total current liabilities	4,391	427	91,084	1,975	(128)	97,749

LONG-TERM DEBT	-	135,350	-	-	-	135,350
ACCRUED INSURANCE CLAIMS	742	-	26,153	62	-	26,957
DEFERRED TAX LIABILITIES, net non-current	1,309	342	33,174	2,982	(14,021)	23,786
INTERCOMPANY PAYABLES	308,234	425,568	-	6,915	(740,717)	-
OTHER LIABILITIES	2,680	-	964	6	-	3,650
Total liabilities	317,356	561,687	151,375	11,940	(754,866)	287,492
Total stockholders' equity	389,091	674,322	1,224,330	9,605	(1,908,257)	389,091
TOTAL	$706,447	$1,236,009	$1,375,705	$21,545	$(2,663,123)	$676,583

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
JULY 25, 2009

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$-	$-	$104,582	$125	$-	$104,707
Accounts receivable, net	3	-	115,631	1,334	-	116,968
Costs and estimated earnings in excess of billings	-	-	66,780	331	-	67,111
Deferred tax assets, net	1,275	-	14,562	112	(170)	15,779
Income taxes receivable	7,028	-	-	-	(12)	7,016
Inventories	-	-	8,189	114	-	8,303
Other current assets	2,202	8	4,454	659	-	7,323
Total current assets	10,508	8	314,198	2,675	(182)	327,207

Property and equipment, net	13,114	-	113,032	16,615	(629)	142,132
Goodwill	-	-	157,851	-	-	157,851
Intangible assets, net	-	-	56,056	-	-	56,056
Deferred tax assets, net non-current	-	-	15,576	113	(15,689)	-
Investment in subsidiaries	672,026	1,216,440	-	2	(1,888,468)	-
Intercompany receivables	-	-	716,687	-	(716,687)	-
Other	4,796	2,906	1,875	634	-	10,211
Total non-current assets	689,936	1,219,346	1,061,077	17,364	(2,621,473)	366,250
TOTAL	$700,444	$1,219,354	$1,375,275	$20,039	$(2,621,655)	$693,457

LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$258	$-	$28,019	$700	$-	$28,977
Current portion of debt	-	-	926	-	-	926
Billings in excess of costs and estimated earnings	-	-	151	-	-	151
Accrued insurance claims	670	-	26,641	75	-	27,386
Deferred tax liabilities	-	105	10	55	(170)	-
Other accrued liabilities	4,937	3,073	43,026	1,566	(12)	52,590
Total current liabilities	5,865	3,178	98,773	2,396	(182)	110,030

LONG-TERM DEBT	-	135,350	27	-	-	135,377
ACCRUED INSURANCE CLAIMS	970	-	28,676	113	-	29,759
DEFERRED TAX LIABILITIES, net non-current	491	428	34,413	3,267	(15,689)	22,910
INTERCOMPANY PAYABLES	298,713	408,372	-	9,614	(716,699)	-
OTHER LIABILITIES	3,782	-	964	12	-	4,758
Total liabilities	309,821	547,328	162,853	15,402	(732,570)	302,834
Total stockholders' equity	390,623	672,026	1,212,422	4,637	(1,889,085)	390,623
TOTAL	$700,444	$1,219,354	$1,375,275	$20,039	$(2,621,655)	$693,457

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 24, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$229,541	$2,095	$-	$231,636

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	189,562	1,771	-	191,333
General and administrative	5,297	13	16,159	2,828	-	24,297
Depreciation and amortization	842	-	14,053	968	(11)	15,852
Intercompany charges (income), net	(6,672)	-	6,616	56		-
Total	(533)	13	226,390	5,623	(11)	231,482

Interest income	-	-	27	-	-	27
Interest expense	(533)	(2,835)	(18)	-	-	(3,386)
Other income, net	-	-	4,349	102	-	4,451

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES AND
EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	-	(2,848)	7,509	(3,426)	11	1,246

PROVISION (BENEFIT) FOR INCOME TAXES	-	(1,126)	2,073	(1,349)	-	(402)

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE EQUITY IN LOSSES
OF SUBSIDIARIES	-	(1,722)	5,436	(2,077)	11	1,648

LOSS FROM DISCONTINUED OPERATIONS, NET
OF TAX	-	-	-	-	-	-

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS (LOSSES)
OF SUBSIDIARIES	-	(1,722)	5,436	(2,077)	11	1,648

EQUITY IN EARNINGS OF SUBSIDIARIES	1,648	3,370	-	-	(5,018)	-

NET INCOME (LOSS)	$1,648	$1,648	$5,436	$(2,077)	$(5,007)	$1,648

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED APRIL 24, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$700,493	$6,589	$-	$707,082

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	576,301	5,940	-	582,241
General and administrative	16,155	137	47,488	7,918	-	71,698
Depreciation and amortization	2,404	-	41,327	2,860	(33)	46,558
Intercompany charges (income), net	(20,471)	-	19,985	485	1	-
Total	(1,912)	137	685,101	17,203	(32)	700,497

Interest income	12	-	73	-	-	85
Interest expense	(1,925)	(8,496)	(49)	-	-	(10,470)
Other income, net	1	-	6,387	71	-	6,459

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES AND
EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	-	(8,633)	21,803	(10,543)	32	2,659

PROVISION (BENEFIT) FOR INCOME TAXES	1,090	(4,259)	9,824	(5,202)	-	1,453

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE EQUITY IN EARNINGS (LOSSES)
OF SUBSIDIARIES	(1,090)	(4,374)	11,979	(5,341)	32	1,206

LOSS FROM DISCONTINUED OPERATIONS, NET
OF TAX	-	-	-	-	-	-

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS (LOSSES)
OF SUBSIDIARIES	(1,090)	(4,374)	11,979	(5,341)	32	1,206

EQUITY IN EARNINGS OF SUBSIDIARIES	2,296	6,670	-	-	(8,966)	-

NET INCOME (LOSS)	$1,206	$2,296	$11,979	$(5,341)	$(8,934)	$1,206

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 25, 2009

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$256,569	$1,150	$-	$257,719

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	204,978	1,755	-	206,733
General and administrative	5,953	137	16,233	1,953	-	24,276
Depreciation and amortization	664	-	14,521	989	(11)	16,163
Intercompany charges (income), net	(6,896)	-	7,627	(732)	1	-
Total	(279)	137	243,359	3,965	(10)	247,172

Interest income	30	-	29	1	-	60
Interest expense	(296)	(2,842)	(24)	-	-	(3,162)
Other income (expense), net	(13)	1,727	1,811	41	-	3,566

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES AND
EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	-	(1,252)	15,026	(2,773)	10	11,011

PROVISION (BENEFIT) FOR INCOME TAXES	-	(256)	4,518	(820)	-	3,442

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE EQUITY IN EANRINGS (LOSSES)
OF SUBSIDIARIES	-	(996)	10,508	(1,953)	10	7,569

INCOME FROM DISCONTINUED OPERATIONS, NET
OF TAX	-	-	28	-	-	28

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS (LOSSES)
OF SUBSIDIARIES	-	(996)	10,536	(1,953)	10	7,597

EQUITY IN EARNINGS OF SUBSIDIARIES	7,597	8,593	-	-	(16,190)	-

NET INCOME (LOSS)	$7,597	$7,597	$10,536	$(1,953)	$(16,180)	$7,597

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED APRIL 25, 2009

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$833,313	$3,896	$-	$837,209

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	675,871	5,584	(216)	681,239
General and administrative	18,019	262	49,449	5,620	-	73,350
Depreciation and amortization	1,993	-	45,004	2,617	(22)	49,592
Goodwill impairment charge	-	-	94,429	-	-	94,429
Intercompany charges (income), net	(22,702)	(22)	24,403	(1,959)	280	-
Total	(2,690)	240	889,156	11,862	42	898,610

Interest income	30	-	204	-	-	234
Interest expense	(2,154)	(9,045)	(114)	-	-	(11,313)
Other income (expense), net	(566)	3,027	3,426	(88)	-	5,799

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES AND
EQUITY IN LOSSES OF SUBSIDIARIES	-	(6,258)	(52,327)	(8,054)	(42)	(66,681)

BENEFIT FOR INCOME TAXES	-	(2,372)	(1,458)	(3,052)	-	(6,882)

LOSS FROM CONTINUING
OPERATIONS BEFORE EQUITY IN LOSSES
OF SUBSIDIARIES	-	(3,886)	(50,869)	(5,002)	(42)	(59,799)

LOSS FROM DISCONTINUED OPERATIONS, NET
OF TAX	-	-	(9)	-	-	(9)

NET LOSS BEFORE EQUITY IN LOSSES
OF SUBSIDIARIES	-	(3,886)	(50,878)	(5,002)	(42)	(59,808)

EQUITY IN LOSSES OF SUBSIDIARIES	(59,808)	(55,922)	-	-	115,730	-

NET LOSS	$(59,808)	$(59,808)	$(50,878)	$(5,002)	$115,688	$(59,808)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 24, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(2,168)	$(6,956)	$60,546	$(2,740)	$-	$48,682

Cash flows from investing activities:
Capital expenditures	(2,364)	-	(32,194)	(3,664)	-	(38,222)
Proceeds from sale of assets	-	-	6,506	65	-	6,571
Capital contributions to subsidiaries	-	(10,240)	-	-	10,240	-
Net used in investing activities	(2,364)	(10,240)	(25,688)	(3,599)	10,240	(31,651)

Cash flows from financing activities:
Principal payments on long-term debt	-	-	(920)	-	-	(920)
Repurchases of common stock	(4,489)	-	-	-	-	(4,489)
Restricted stock tax withholdings	(273)	-	-	-	-	(273)
Intercompany funding and financing activities	9,195	17,196	(23,464)	7,313	(10,240)	-
Exercise of stock options and other	30	-	-	-	-	30
Excess tax benefit from share based awards	69	-	-	-	-	69
Net cash (used in) provided by financing activities	4,532	17,196	(24,384)	7,313	(10,240)	(5,583)

Net increase in cash and equivalents	-	-	10,474	974	-	11,448

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-	104,582	125	-	104,707

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$-	$115,056	$1,099	$-	$116,155

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED APRIL 25, 2009

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$335	$(9,690)	$109,463	$(3,920)	$(60)	$96,128

Cash flows from investing activities:
Restricted cash	(233)	-	172	-	-	(61)
Capital expenditures	(4,039)	-	(11,798)	(9,788)	-	(25,625)
Proceeds from sale of assets	-		4,328	21	-	4,349
Capital contributions to subsidiaries	-	(3,010)	-	-	3,010	-
Net cash used in investing activities	(4,272)	(3,010)	(7,298)	(9,767)	3,010	(21,337)

Cash flows from financing activities:
Proceeds from long-term debt	30,000	-	-	-	-	30,000
Principal payments on long-term debt	(30,000)	-	(1,824)	-	-	(31,824)
Purchase of senior subordinated notes	-	(11,292)	-	-	-	(11,292)
Debt issuance costs	(1,837)	-	-	-	-	(1,837)
Repurchases of common stock	(2,915)	-	-	-	-	(2,915)
Restricted stock tax withholdings	(246)	-	-	-	-	(246)
Exercise of stock options and other	17	-	-	-	-	17
Intercompany funding	8,918	23,992	(43,354)	13,394	(2,950)	-
Net cash provided by (used in) financing activities	3,937	12,700	(45,178)	13,394	(2,950)	(18,097)

Net increase (decrease) in cash and equivalents	-	-	56,987	(293)	-	56,694

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-	21,568	500	-	22,068

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$-	$78,555	$207	$-	$78,762

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

Overview

We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. Additionally, we provide services on a limited basis in Canada. For the nine months ended April 24, 2010, the percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 79.6%, 17.8%, and 2.6%, respectively.

We conduct operations through our subsidiaries. Our revenues may fluctuate as a result of changes in the capital expenditure and maintenance budgets of our customers, changes in the general level of construction activity, as well as overall economic conditions. The capital expenditures and maintenance budgets of our telecommunications customers may be impacted by consumer demands on telecommunication providers, the introduction of new communication technologies, the physical maintenance needs of their infrastructure, the actions of the Federal Communications Commission, and general economic conditions.

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

The following table summarizes our revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues from continuing operations:

	For the Three Months Ended		For the Nine Months Ended
	April 24, 2010	April 25, 2009	April 24, 2010	April 25, 2009

Multi-year master service agreements	78.1%	73.9%	76.4%	68.6%
Other long-term contracts	12.6%	13.9%	14.2%	17.3%
Total long-term contracts	90.7%	87.8%	90.6%	85.9%

The percentage of revenue from long-term contracts varies between periods depending on the mix of volume of work performed under the Company’s contracts.  During the three and nine months ended April 24, 2010, revenue from total long-term contracts increased compared to the prior period as more work was performed for contracts with original terms greater than one year.  Revenue during the nine months ended April 25, 2009 included revenue for services performed under short-term contracts related to the hurricanes that impacted the Southern United States during September 2008 and related to the winter storms during the third quarter of fiscal 2009.

A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from those customers who contributed at least 2.5% of our total revenue from continuing operations in the three or nine month periods ended April 24, 2010 or April 25, 2009:

	For the Three Months Ended
	April 24, 2010	April 25, 2009
AT&T, Inc.	22.4%	19.7%
Comcast Corporation	14.0%	13.4%
CenturyLink, Inc.*	10.6%	7.3%
Verizon Communications, Inc.	9.7%	13.9%
Time Warner Cable, Inc.	8.1%	7.4%
Charter Communications, Inc.	6.7%	5.1%
Windstream Corporation	3.3%	6.1%
Qwest Communications International, Inc.	1.1%	2.6%

	For the Nine Months Ended
	April 24, 2010	April 25, 2009
AT&T, Inc.	20.1%	18.1%
Comcast Corporation	14.4%	15.1%
Verizon Communications, Inc.	12.4%	16.3%
CenturyLink, Inc.*	9.9%	6.4%
Time Warner Cable, Inc.	8.4%	7.8%
Charter Communications, Inc.	6.1%	4.9%
Windstream Corporation	3.3%	4.2%
Qwest Communications International, Inc.	1.7%	2.6%

*For comparison purposes, CenturyLink, Inc. and Embarq Corporation revenues have been combined for periods prior to their July 2009 merger.

Cost of earned revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by subcontractors, operation of capital equipment (excluding depreciation and amortization), direct materials and insurance claims and other related costs. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our underground facility locating services. A change in claims experience or actuarial assumptions related to these risks could materially affect our results of operations. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools, and equipment necessary to perform installation and maintenance services. Materials supplied by our customers, for which the customer retains financial and performance risk, are not included in our revenue or costs of sales. In addition, cost of earned revenues for the nine months ended April 24, 2010 includes a $1.6 million charge related to the proposed settlement of a legal matter, see “Legal Proceedings” below.

General and administrative costs include all of our corporate costs, as well as costs of our subsidiaries’ management personnel and administrative overhead. These costs primarily consist of employee compensation and related expenses, including stock-based compensation, legal, consulting and professional fees, information technology and development costs, provision for or recoveries of bad debt expense, and other costs that are not directly related to our services under customer contracts.  Our senior management, including the senior managers of our subsidiaries, perform substantially all of our sales and marketing functions as part of their management responsibilities and, accordingly, we have not incurred material sales and marketing expenses.

Information technology and development costs included in general and administrative expenses are primarily incurred to support and to enhance our operating efficiency. To protect our rights, we have filed for patents on certain of our innovations. In December 2009, the United States Patent and Trademark Office granted our first patent as a result of these efforts.

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

We grant credit under normal payment terms, generally without collateral, to our customers. These customers primarily consist of telephone companies, cable television multiple system operators, electric and gas utilities. With respect to a portion of the services provided to these customers, we have certain statutory lien rights which may in certain circumstances enhance our collection efforts. Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks. These risks may be heightened as a result of the current economic climate and market volatility. In the past, some of our customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose us to increased risks related to the collectability of amounts due for services performed. We believe that none of our significant customers were experiencing financial difficulties that would impact the collectability of our trade accounts receivable and costs in excess of billings as of April 24, 2010.

General economic conditions are experiencing a continued period of weakness.  Although there appears to be recent indicators of some recovery in overall economic conditions, the duration of the current economic weakness and the impact that it will have on our customers remain uncertain. The economic slowdown, when combined with developments in the financial and credit markets, has created a challenging business environment for us and our customers. We are closely monitoring the effects that changes in economic and market conditions may have on our customers and our business, including rising fuel costs, and we continue to manage the areas of the business that we can control. These areas include, but are not limited to, deploying appropriate workforce levels and supervisory employees, practicing sound safety procedures, managing fuel consumption levels and maintaining the investment in our fleet of vehicles and equipment to support current and future business opportunities.

Legal Proceedings

In May 2009, the Company and one of its subsidiaries were named as defendants in a lawsuit in the U.S. District Court for the Western District of Washington. The plaintiffs, all former employees of the subsidiary, alleged various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs sought to certify as a class current and former employees of the subsidiary who worked in the State of Washington. In November 2009, the plaintiffs’ attorneys, the Company and the subsidiary entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  In January 2010, the Court granted preliminary approval of the proposed settlement. Notice of the terms of the proposed settlement and claim forms were mailed to members of the plaintiffs' class in February 2010. The Court held a hearing regarding the plaintiffs’ Motion for Final Approval of the Class Action Settlement in April 2010, at which time it entered an Order approving the settlement and dismissed the action with prejudice subject to final administration of the terms of the settlement. As of April 24, 2010, approximately $1.6 million was included in other accrued liabilities with respect to claims approved for payment under the terms of the settlement.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  On an ongoing basis, we evaluate these estimates and assumptions, including those related to recognition of revenue for costs and estimated earnings in excess of billings, the fair value of goodwill, intangibles and other long-lived assets, income taxes, accrued insurance claims, asset lives used in determining depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense for performance awards, and the outcome of contingencies, including legal matters.  These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended July 25, 2009 for further information regarding our critical accounting policies and estimates.

Results of Operations

The Company uses a fiscal year ending on the last Saturday in July. Fiscal 2009 consisted of 52 weeks and fiscal 2010 will consist of 53 weeks, with the fourth quarter having 14 weeks of operations. The following table sets forth, as a percentage of revenues earned, our condensed consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	For the Three Months Ended
	April 24, 2010		April 25, 2009
	(Dollars in millions)
Revenues	$231.6	100.0%	$257.7	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	191.3	82.6	206.7	80.2
General and administrative	24.3	10.5	24.3	9.4
Depreciation and amortization	15.9	6.8	16.2	6.3
Total	231.5	99.9	247.2	95.9
Interest income	-	-	0.1	-
Interest expense	(3.4)	(1.5)	(3.2)	(1.2)
Other income, net	4.5	1.9	3.6	1.4
Income from continuing operations before income taxes	1.2	0.5	11.0	4.3
Provision (benefit) for income taxes	(0.4)	(0.2)	3.4	1.3
Income from continuing operations	1.6	0.7	7.6	2.9
Income from discontinued operations, net of tax	-	-	-	-
Net income	$1.6	0.7%	$7.6	2.9%

	For the Nine Months Ended
	April 24, 2010		April 25, 2009
	(Dollars in millions)
Revenues	$707.1	100.0%	$837.2	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	582.2	82.3	681.2	81.4
General and administrative	71.7	10.1	73.4	8.8
Depreciation and amortization	46.6	6.6	49.6	5.9
Goodwill impairment charge	-	-	94.4	11.3
Total	700.5	99.1	898.6	107.3
Interest income	0.1	-	0.2	-
Interest expense	(10.5)	(1.5)	(11.3)	(1.4)
Other income, net	6.5	0.9	5.8	0.7
Income (loss) from continuing operations before income taxes	2.7	0.4	(66.7)	(8.0)
Provision (benefit) for income taxes	1.5	0.2	(6.9)	(0.8)
Income (loss) from continuing operations	1.2	0.2	(59.8)	(7.1)
Loss from discontinued operations, net of tax	-	-	-	-
Net income (loss)	$1.2	0.2%	$(59.8)	(7.1)%

Revenues. The following table presents information regarding total revenues by type of customer for the three months ended April 24, 2010 and April 25, 2009 (totals may not add due to rounding):

	For the Three Months Ended
	April 24, 2010		April 25, 2009			%
	Revenue	% of Total	Revenue	% of Total	Decrease	Decrease
	(Dollars in millions)
Telecommunications	$184.7	79.8%	$200.2	77.7%	$(15.5)	(7.7)%
Underground facility locating	41.8	18.0%	44.4	17.2%	(2.6)	(5.9)%
Electric and gas utilities and other customers	5.2	2.2%	13.2	5.1%	(8.0)	(60.8)%
Total contract revenues	$231.6	100.0%	$257.7	100.0%	$(26.1)	(10.1)%

Revenues decreased $26.1 million, or 10.1%, during the three months ended April 24, 2010 as compared to the three months ended April 25, 2009. The decrease was the result of a $15.5 million decrease in specialty contracting services provided to telecommunications customers, an $8.0 million decrease in revenues from construction and maintenance services provided to electric and gas utilities and other customers, and a $2.6 million decrease in underground facility locating services revenue.

Specialty construction services provided to telecommunications companies were $184.7 million during the three months ended April 24, 2010, compared to $200.2 million during the three months ended April 25, 2009, a decrease of 7.7%. During the three months ended April 25, 2009, we performed $5.9 million in services related to the winter storms compared to minimal restoration services during the current quarter. We also experienced decreases from significant customers as a result of their reductions in spending including a $13.6 million decrease for a customer engaged in a fiber deployment project, and a $1.2 million net decline in work performed for two significant telephone customers who are maintaining and upgrading their networks. Other customers had net decreases of $1.3 million during the three months ended April 24, 2010 as compared to the three months ended April 25, 2009.  Partially offsetting these decreases was a $5.9 million increase in services to a significant telephone customer that merged with another telephone customer in July 2009.  Additionally, there was a $0.6 million increase for installation, maintenance and construction services provided to leading cable multiple system operators.

Total revenues from underground facility locating during the three months ended April 24, 2010 were $41.8 million compared to $44.4 million during the three months ended April 25, 2009, a decrease of 5.9%. The decrease resulted from difficult weather conditions that impacted the current quarter and due to overall declines in customer demand levels as general economic weakness continued during the current period resulting in a lower level of construction activity.

Our total revenues from electric and gas utilities and other construction and maintenance services decreased $8.0 million, or 60.8%, during the three months ended April 24, 2010 as compared to the three months ended April 25, 2009. The decrease was primarily attributable to a decline in construction work performed for gas customers, including a gas pipeline project for a customer that was completed during fiscal 2009.

The following table presents information regarding total revenues by type of customer for the nine months ended April 24, 2010 and April 25, 2009 (totals may not add due to rounding):

	For the Nine Months Ended
	April 24, 2010		April 25, 2009			%
	Revenue	% of Total	Revenue	% of Total	Decrease	Decrease
	(Dollars in millions)
Telecommunications	$563.3	79.6%	$654.7	78.2%	$(91.4)	(14.0)%
Underground facility locating	126.0	17.8%	135.5	16.2%	(9.5)	(7.0)%
Electric and gas utilities and other customers	17.8	2.6%	47.0	5.6%	(29.3)	(62.2)%
Total contract revenues	$707.1	100.0%	$837.2	100.0%	$(130.2)	(15.5)%

Revenues decreased $130.2 million, or 15.5%, during the nine months ended April 24, 2010 as compared to the nine months ended April 25, 2009. The decrease was the result of a $91.4 million decrease in specialty contracting services provided to telecommunications customers, a $29.3 million decrease in revenues from construction and maintenance services provided to electric and gas utilities and other customers, and a $9.5 million decrease in underground facility locating services revenue.

Specialty construction services provided to telecommunications companies were $563.3 million during the nine months ended April 24, 2010, compared to $654.7 million during the nine months ended April 25, 2009, a decrease of 14.0%. During the nine months ended April 25, 2009, we performed restoration services totaling $23.0 million related to the hurricanes that impacted the Southern United States in 2008 and related to the winter storms during the third quarter of 2009. There were minimal storm restoration services performed during fiscal 2010. We also experienced other decreases from significant customers as a result of their reductions in spending, including a $51.3 million decrease for a customer engaged in a fiber deployment project, and a $16.6 million net decrease for installation, maintenance and construction services provided to leading cable multiple system operators. Additionally, there was a $10.1 million decrease in work performed for two significant telephone customers maintaining and upgrading their networks as compared to the prior year. Other customers had net decreases of $7.2 million during the nine months ended April 24, 2010 as compared to the nine months ended April 25, 2009. Partially offsetting these decreases was a $16.8 million increase in services to a significant telephone customer that merged with another telephone customer in July 2009.

Total revenues from underground facility locating during the nine months ended April 24, 2010 were $126.0 million compared to $135.5 million during the nine months ended April 25, 2009, a decrease of 7.0%. The decrease resulted from declines in customer demand levels as general economic weakness continued during the nine month period resulting in a lower level of construction activity and from difficult weather conditions that impacted the third quarter of fiscal 2010. Additionally, revenue during the nine months ended April 25, 2009 included $0.9 million of restoration work related to the hurricanes that impacted the Southern United States.

Our total revenues from electric and gas utilities and other construction and maintenance services decreased $29.3 million, or 62.2%, during the nine months ended April 24, 2010 as compared to the nine months ended April 25, 2009. The decrease was primarily attributable to a decline in construction work performed for gas customers, including gas pipeline projects for two customers that were completed during fiscal 2009. Additionally, during the nine months ended April 25, 2009 we performed $0.4 million of restoration work related to the hurricanes that impacted the Southern United States compared to none during the nine months ended April 24, 2010.

Costs of Earned Revenues. Costs of earned revenues decreased $15.4 million to $191.3 million for the three months ended April 24, 2010 compared to $206.7 million for the three months ended April 25, 2009. The primary components of the decrease in costs of earned revenues were direct labor and subcontractor costs taken together, and other direct costs which decreased $16.7 million and $0.9 million, respectively, partially offset by a $2.2 million increase in direct materials. The decrease in total costs of earned revenues was primarily due to lower levels of operations during the three months ended April 24, 2010 as compared to the period ended April 25, 2009.

Costs of earned revenues as a percentage of contract revenues increased 2.4% for the three months ended April 24, 2010 as compared to the three months ended April 25, 2009. The increase was partially a result of inclement weather conditions during the current quarter which impacted productivity.   Additionally, our mix of work included a higher level of projects where we provide materials to the customer which resulted in a 1.6% increase in direct materials as a percentage of total contract revenues. Fuel costs increased 1.0% as a percentage of contract revenues as compared to the same period last year primarily due to increases in the price of gasoline and diesel fuel.  Other direct costs also increased 0.1% as a percentage of contract revenues, primarily from increased costs related to insurance claims as compared to the prior year period. Labor and subcontractor costs declined 0.3% as a percentage of contract revenues as compared to the same period last year due to improved operating efficiency and based on the mix of work performed.

Costs of earned revenues decreased $99.0 million to $582.2 million for the nine months ended April 24, 2010 compared to $681.2 million for the nine months ended April 25, 2009. Included in costs of earned revenues for the nine months ended April 24, 2010 is a $1.6 million charge recorded in fiscal 2010 in connection with the proposed settlement of a legal matter described under “Legal Proceedings” above. Excluding such charge, there was a net $100.5 million decrease in costs of earned revenues. This decline was composed of variances in direct labor and subcontractor costs taken together, other direct costs, and direct materials which decreased $81.1 million, $16.2 million, and $3.2 million, respectively. The decrease was primarily due to lower levels of operations during the nine months ended April 24, 2010 as compared to the nine month period ended April 25, 2009.

 Costs of earned revenues as a percentage of contract revenues increased 1.0% for the nine months ended April 24, 2010 as compared to the same period last year due in part to the $1.6 million charge related to the proposed legal settlement referred to above, or 0.2% of contract revenues. Excluding the legal settlement charge, costs of earned revenues as a percentage of contract revenues increased 0.8% for the nine months ended April 24, 2010 compared to the nine months ended April 25, 2009.  During the nine months ended April 24, 2010, our mix of work included a higher level of projects where we provide materials to the customer which resulted in a 0.5% increase in direct materials as a percentage of total contract revenues.  Fuel costs increased 0.2% as a percentage of contract revenues as compared to the same period last year due to increases in the price of gasoline and diesel fuel during fiscal 2010. Other direct costs increased 0.2% as a percentage of contract revenues, primarily from lower absorption of costs for support and field offices in relation to reduced operating levels during the current year period. Labor and subcontractor costs decreased 0.1% compared to the same period last year due to improved operating efficiency and based on the mix of work performed.

General and Administrative Expenses. General and administrative expenses were $24.3 million during each of the three months ended April 24, 2010 and April 25, 2009.  Included in general and administrative expense was $0.8 million and $0.9 million in stock-based compensation expense during the three months ended April 24, 2010 and April 25, 2009, respectively.

General and administrative expenses decreased $1.7 million to $71.7 million during the nine months ended April 24, 2010 as compared to $73.4 million for the nine months ended April 25, 2009. The decrease in total general and administrative expenses for the nine months ended April 24, 2010 compared to the prior year period primarily resulted from a reduction of incentive pay expense due to lower operating results and from a reduction in legal and professional fees. Additionally, stock-based compensation expense decreased to $2.5 million during the nine months ended April 24, 2010 from $2.8 million during the nine months ended April 25, 2009.

General and administrative expenses as a percentage of contract revenues were 10.5% and 9.4% for the three months ended April 24, 2010 and April 25, 2009, respectively. General and administrative expenses as a percentage of contract revenues were 10.1% and 8.8% for the nine months ended April 24, 2010 and April 25, 2009, respectively. The increase in general and administrative expenses as a percentage of contract revenues for the three and nine months ended April 24, 2010 as compared to the same periods in fiscal 2009 reflects lower absorption of office and support costs and certain payroll costs.

Depreciation and Amortization.   Depreciation and amortization decreased to $15.9 million during the three months ended April 24, 2010 from $16.2 million during the three months ended April 25, 2009 and increased as a percentage of contract revenues to 6.8% compared to 6.3% from the same period in the prior year. For the nine months ended April 24, 2010, depreciation and amortization decreased to $46.6 million from $49.6 million during the nine months ended April 25, 2009 and increased as a percentage of contract revenues to 6.6% compared to 5.9% for the nine months ended April 25, 2009. The decrease in amount was primarily a result of certain assets becoming fully depreciated or sold during fiscal 2009 and fiscal 2010. Amortization expense of intangible assets also decreased during the three and nine months ended April 24, 2010 as compared to the prior year periods as certain assets became fully amortized.

Goodwill Impairment Charge. During the second quarter of fiscal 2009, we recognized a goodwill impairment charge of $94.4 million that included impairments at the following reporting units: Broadband Installation Services for $14.8 million, C-2 Utility Contractors for $9.2 million, Ervin Cable Construction for $15.7 million, Nichols Communications for $2.0 million, Stevens Communications for $2.4 million and UtiliQuest for $50.5 million. This charge was the result of an interim test for impairment reflecting valuation assumptions as of the end of our second quarter of fiscal 2009. Our interim analysis was finalized in the third quarter of fiscal 2009 and no further charges were incurred during fiscal 2009.

Interest Income and Expense. Interest income was less than $0.1 million during each of the three months ended April 24, 2010 and April 25, 2009. Interest income decreased to less than $0.1 million during the nine months ended April 24, 2010 as compared to $0.2 million during the nine months ended April 25, 2009. The decrease for the nine month period ended April 24, 2010 as compared to the prior year is the result of lower interest yield earned on cash balances during the period.

Interest expense was $3.4 million and $3.2 million during the three months ended April 24, 2010 and April 25, 2009, respectively, and was $10.5 million and $11.3 million during the nine months ended April 24, 2010 and April 25, 2009, respectively. The decrease for the nine months period ended April 24, 2010 reflects reduced interest expense on our senior subordinated notes (“Notes”) as a result of the buyback of $14.65 million principal amount of the Notes during fiscal 2009 and reduced balances for letters of credit. Additionally, we had no borrowings under our Credit Agreement during 2010 compared to $30.0 million which was borrowed and repaid during 2009.

Other Income, Net. Other income increased to $4.5 million during the three months ended April 24, 2010 from $3.6 million during the three months ended April 25, 2009. Other income during the three months ended April 25, 2009 included a gain of $1.7 million on the extinguishment of debt resulting from the buyback of $10.0 million principal amount of Notes. Other income increased to $6.5 million during the nine months ended April 24, 2010 from $5.8 million during the nine months ended April 25, 2009. Other income during the nine months ended April 25, 2009 included a gain of $3.0 million on extinguishment of debt related to the buyback of $14.65 million principal amount of Notes during the second and third quarters of fiscal 2009.  Additionally, other income for the nine months ended April 25, 2009 includes a charge of $0.6 million for the write-off of deferred financing costs when we replaced our existing credit agreement during the first quarter of fiscal 2009. Excluding these items, other income increased $2.6 million and $3.1 million for the three and nine months ended April 24, 2010, respectively, as the result of a greater number of assets sold and improved pricing during the current year periods as compared to the prior year.

Income Taxes. The following table presents our income tax expense and effective income tax rate for continuing operations during the three and nine months ended April 24, 2010 and April 25, 2009:

	For the Three Months Ended		For the Nine Months Ended
	April 24,	April 25,	April 24,	April 25,
	2010	2009	2010	2009
		(dollars in millions)
Income tax provision (benefit)	$(0.4)	$3.4	$1.5	$(6.9)
Effective income tax rate	(32.3)%	31.3%	54.6%	10.3%

Our effective income tax rates for fiscal 2010 and fiscal 2009 differ from the statutory rate for the tax jurisdictions where we operate as a result of several factors. During the three months ended April 24, 2010 and April 25, 2009, the provision for income taxes included the reversal of $1.0 million and $1.4 million, respectively, of certain income tax liabilities which were no longer required.  In addition, in the first quarter of fiscal 2010 we recognized a non-cash income tax charge of $1.1 million for a valuation allowance on a deferred tax asset associated with an investment that became impaired for tax purposes. Further, only a portion of the fiscal 2009 goodwill impairment charge was deductible for income tax purposes during the nine months ended April 25, 2009. Other variations in our tax rate for the three and nine months ended April 24, 2010 and April 25, 2009 are attributable to the impact of non-deductible and non-taxable items in relation to our pre-tax results during the period.  As of April 24, 2010, we had total unrecognized tax benefits of approximately $2.1 million, which would reduce our effective tax rate during the periods recognized if it is subsequently determined that those liabilities are not required.

Income (loss) from Continuing Operations. Income from continuing operations was $1.6 million during the three months ended April 24, 2010 as compared to $7.6 million during the three months ended April 25, 2009.   Income from continuing operations was $1.2 million during the nine months ended April 24, 2010 as compared to a loss of $59.8 million during the nine months ended April 25, 2009.

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

Net Income (loss). Net income was $1.6 million during the three months ended April 24, 2010 as compared to $7.6 million during the three months ended April 25, 2009. Net income was $1.2 million during the nine months ended April 24, 2010 as compared to a net loss of $59.8 million during the nine months ended April 25, 2009.

 Liquidity and Capital Resources

Capital requirements.   Historically, our sources of cash have been operating activities, long-term debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Our working capital needs vary based upon our level of operations and generally increase with higher levels of revenues. They are also impacted by the time it takes us to collect our accounts receivable for work performed for customers. Cash and cash equivalents totaled $116.2 million at April 24, 2010 compared to $104.7 million at July 25, 2009.  Cash increased for the nine months ended April 24, 2010 as a result of cash collected from operations offset by capital expenditures and share repurchases. Working capital (total current assets less total current liabilities) increased by $4.4 million to $221.6 million at April 24, 2010 compared to $217.2 million at July 25, 2009.

Capital resources are primarily used to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. We periodically borrow from and repay our Credit Agreement based on our cash requirements. Additionally, to the extent we make acquisitions that involve consideration other than our stock, buyback our common stock or repurchase or call our senior subordinated notes, our capital requirements may increase. We believe that none of our major customers are experiencing significant financial difficulty as of April 24, 2010 that will materially affect our cash flows or liquidity.

	For the Nine Months Ended
	April 24, 2010	April 25, 2009
	(Dollars in millions)
Net cash flows:
Provided by operating activities	$48.7	$96.1
Used in investing activities	$(31.7)	$(21.3)
Used in financing activities	$(5.6)	$(18.1)

Cash from operating activities. During the nine months ended April 24, 2010, net cash provided by operating activities was $48.7 million as compared to $96.1 million during the nine months ended April 25, 2009.  Non-cash items during the nine months ended April 24, 2010 were primarily depreciation and amortization, gain on disposal of assets, stock-based compensation, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities contributed $1.8 million of operating cash flow during the nine months ended April 24, 2010. Working capital changes that contributed operating cash flow during the nine months ended April 24, 2010 included decreases in accounts receivable and net costs and estimated earnings in excess of billings of $18.8 million and $7.7 million, respectively.  Working capital changes that used operating cash flow during the nine months ended April 24, 2010 were declines in other accrued liabilities and accrued insurance claims of $14.2 million due to the reduced level of operations during the quarter ended April 24, 2010 and interest payments made in October 2009 and April 2010 in connection with our senior subordinated notes. Additionally, we had decreases in accounts payable of $1.2 million and  an increase in income taxes receivable, net of $1.4 million due to the timing of applicable payments.  Other uses of working capital included net increases in other current and other non-current assets of $7.9 million primarily for increased levels of inventory and for prepaid insurance and other prepaid costs that were incurred near the beginning of our fiscal year.

Based on average daily revenue during the applicable quarter, days sales outstanding calculated for accounts receivable, net was 38 days as of both April 24, 2010 and April 25, 2009. Days sales outstanding calculated for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, were 23 days as of April 24, 2010 compared to 22 days as of April 25, 2009.

For the nine months ended April 25, 2009, changes in working capital and changes in other long term assets and liabilities contributed $20.0 million of operating cash flow. Working capital changes that contributed operating cash flow during the nine months ended April 25, 2009 included decreases in accounts receivable and net costs and estimated earnings in excess of billings of $38.0 million and $30.4 million, respectively. Other working capital changes that used operating cash flow during the nine months ended April 25, 2009 were decreases in accrued insurance claims and other liabilities of $34.3 million primarily attributable to payments of approximately $8.6 million in connection with a wage and hour class action settlement, payments for fiscal 2008 incentive pay, interest payments made in October 2008 and April 2009 in connection with our senior subordinated notes, payments totaling $4.7 million for a group of accrued insurance claims, and overall decreases in other accrued liabilities due to the reduced level of operations during fiscal 2009. Additionally, there were decreases in accounts payable of $5.5 million during the nine months ended April 25, 2009 due to the timing of the receipt and payment of invoices and an increase in income taxes receivable of $6.5 million due to the timing of applicable tax payments. We had net increases in other current and other non-current assets of $2.2 million during the nine months ended April 25, 2009 primarily as a result of increased prepaid insurance and other prepaid costs.

Cash used in investing activities. For the nine months ended April 24, 2010 and April 25, 2009, net cash used in investing activities was $31.7 million and $21.3 million, respectively.  Capital expenditures of $38.2 million and $25.6 million during the nine months ended April 24, 2010 and April 25, 2009, respectively, were offset in part by proceeds from the sale of assets of $6.6 million and $4.3 million, respectively.  Capital expenditures increased during the nine months ended April 24, 2010 as compared to the prior period as a result of the replacement activity of our assets and due to spending incurred to address new work opportunities.  Restricted cash, primarily related to funding provisions of our insurance claims program, increased less than $0.1 million during the nine months ended April 25, 2009.

Cash used in financing activities. For the nine months ended April 24, 2010, net cash used in financing activities was $5.6 million as compared to $18.1 million for the nine months ended April 25, 2009.  During the nine months ended April 24, 2010, we paid $0.9 million for principal payments on capital leases compared to $1.8 million for the nine months ended April 25, 2009. During the nine months ended April 25, 2009 we borrowed and repaid $30.0 million under our credit facility and paid $1.8 million in debt issuance costs related to entering into the facility in September 2008. In addition, we purchased $14.65 million principal amount of Notes during the nine months ended April 25, 2009 for $11.3 million.

During the nine months ended April 24, 2010 and April 25, 2009 we repurchased 475,602 shares and 450,000 shares, respectively, of our common stock in open market transactions. Payments for the repurchase of shares totaled $4.5 million and $2.9 million during the nine months ended April 24, 2010 and April 25, 2009, respectively. In addition, during the nine months ended April 24, 2010 and April 25, 2009, we withheld shares of restricted units and paid $0.3 million and $0.2 million, respectively, to tax authorities in order to meet payroll tax withholdings obligations on restricted units that vested to certain officers and employees during those periods. Additionally, during the nine months ended April 24, 2010, we received less than $0.1 million from the exercise of stock options and received excess tax benefits of $0.1 million from the vesting of restricted stock units.

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

As of April 24, 2010, the principal amount outstanding under the Notes was $135.35 million and we were in compliance with the covenants and conditions under the indenture governing the Notes.

The Company’s $210.0 million revolving Credit Agreement (“Credit Agreement”), which expires in September 2011, contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, disposition of assets, sale-leaseback transactions and transactions with affiliates.  It also contains defined financial covenants which require us to (i) maintain a leverage ratio of not greater than 3.00 to 1.00, as measured at the end of each fiscal quarter, (ii) maintain an interest coverage ratio of not less than 2.75 to 1.00, as measured at the end of each fiscal quarter and (iii) maintain consolidated total tangible net worth, as measured at the end of each fiscal quarter, of not less than $50.0 million plus (A) 50% of consolidated net income (if positive) from September 12, 2008 to the date of computation plus (B) 75% of equity issuances made from September 12, 2008 to the date of computation.  The Credit Agreement has a sublimit of $100.0 million for the issuance of letters of credit. As of April 24, 2010, we had no outstanding borrowings and $43.9 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are issued as part of our insurance program. At April 24, 2010, we had additional borrowing availability of up to $131.4 million, as determined by the most restrictive covenants of the Credit Agreement, and were in compliance with the financial covenants.

Contractual Obligations.  The following tables set forth our outstanding contractual obligations, including related party leases, as of April 24, 2010:

	Less than 1 Year	Years 1-3	Years 3 - 5	Greater than 5 Years	Total
	(Dollars in thousands)
Notes	$-	$-	$-	$135,350	$135,350
Interest payments on debt (excluding capital leases)	10,997	21,994	21,994	5,499	60,484
Capital lease obligations (including interest and executory costs)	206	-	-	-	206
Operating leases	7,935	9,856	5,553	4,359	27,703
Employment agreements	2,808	2,196	-	-	5,004
Purchase and other contractual obligations	18,922	-	-	-	18,922
Total	$40,868	$34,046	$27,547	$145,208	$247,669

Purchase and other contractual obligations in the above table primarily include vehicles and equipment ordered under contracted agreements but not yet received by the Company.

Our condensed consolidated balance sheet as of April 24, 2010 includes a long term liability of approximately $27.0 million for Accrued Insurance Claims.  This liability has been excluded from the above table as the timing of any cash payments is uncertain. See Note 8 of the notes to our condensed consolidated financial statements for additional information regarding our accrued insurance claims liability.

The liability for unrecognized tax benefits for uncertain tax positions at April 24, 2010 was $2.1 million and is included in other liabilities in our condensed consolidated balance sheet.  This entire amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Off-Balance Sheet Arrangements.  We have obligations under performance bonds related to certain of our customer contracts.  Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our obligations under a contract.  As of April 24, 2010, we had $41.9 million of outstanding performance bonds and no events have occurred in which customers have exercised their rights under the performance bonds.

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

Although the distress in the financial markets has not significantly impacted our financial position or our cash flow as of and for the nine month period ending April 24, 2010, management continues to monitor the financial markets and assess general economic conditions. If further changes in financial markets or other areas of the economy adversely impact our ability to access capital markets, we would expect to rely on a combination of available cash and the existing committed credit facility to provide short-term funding. We believe that our cash investment policies are conservative and we expect that the current volatility in the capital markets will not have a material impact on our cash investments.

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

Our backlog totaled $1.024 billion and $935.4 million at April 24, 2010 and July 25, 2009, respectively. We expect to complete 62.1% of the April 24, 2010 backlog during the next twelve months.

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

In addition, we have experienced and expect to continue to experience quarterly variations in revenues and net income as a result of other factors, including:

• our fiscal year which ends on the last Saturday in July and fiscal 2010 will consist of 53 weeks, with the fourth quarter having 14 weeks of operations;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to interest rates on our cash and equivalents and our debt obligations. We monitor the effects of market changes on interest rates and manage interest rate risks by investing in short-term cash equivalents with market rates of interest and by maintaining a mix of fixed and variable rate debt. A hypothetical 100 basis point increase in interest rates would result in an increase to annual earnings of approximately $1.2 million if our cash and equivalents held as of April 24, 2010 were to be fully invested in interest bearing financial instruments.

Our revolving credit facility permits borrowings at a variable rate of interest; however, we had no outstanding borrowings as of April 24, 2010. Outstanding long-term debt at April 24, 2010 included $135.35 million of our senior subordinated notes due in 2015 (“Notes”), which bear a fixed rate of interest of 8.125%. Due to the fixed rate of interest on the Notes, changes in interest rates would not have an impact on the related interest expense. The fair value of the outstanding Notes totaled approximately $131.6 million as of April 24, 2010, based on quoted market prices. There exists market risk sensitivity on the fair value of the fixed rate Notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $3.0 million, calculated on a discounted cash flow basis.

We had $0.2 million of capital leases outstanding at April 24, 2010 with varying rates of interest due through fiscal 2011 under separate lease agreements. A hypothetical 100 basis point change in interest rates in effect at April 24, 2010 on these capital leases would not have a material impact on the fair value of the leases or on our annual interest cost.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of April 24, 2010, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In May 2009, the Company and one of its subsidiaries were named as defendants in a lawsuit in the U.S. District Court for the Western District of Washington. The plaintiffs, all former employees of the subsidiary, alleged various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs sought to certify as a class current and former employees of the subsidiary who worked in the State of Washington. In November 2009, the plaintiffs’ attorneys, the Company and the subsidiary entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  In January 2010, the Court granted preliminary approval of the proposed settlement. Notice of the terms of the proposed settlement and claim forms were mailed to members of the plaintiffs' class in February 2010. The Court held a hearing regarding the plaintiffs’ Motion for Final Approval of the Class Action Settlement in April 2010, at which time it entered an Order approving the settlement and dismissed the action with prejudice subject to final administration of the terms of the settlement. As of April 24, 2010, approximately $1.6 million was included in other accrued liabilities with respect to claims approved for payment under the terms of the settlement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the nine months ended April 24, 2010, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company’s purchases of its common stock:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 24, 2010 - February 20, 2010	-		$-	-	(b)
February 21, 2010 - March 20, 2010	444	(a)	$8.75	-	(b)
March 21, 2010 - April 24, 2010	475,602	(b)	$9.44	-	(b)

(a) Shares were withheld to satisfy tax withholding obligations that arose on the vesting of restricted stock units

(b) On February 23, 2010, the Board of Directors authorized the repurchase of up to $20.0 million of its common stock to be made over the next eighteen months in open market or private transactions. This repurchase program replaced the Company’s existing program, which expired in February 2010. The Company repurchased 475,602 shares during the three months ended April 24, 2010 at an average price of $9.44 per share. These shares were subsequently cancelled. As of April 24, 2010, approximately $15.5 million of the authorized amount remains for the repurchase of common stock.

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

DYCOM INDUSTRIES, INC.
Registrant

Date:	May 28, 2010	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date:	May 28, 2010	/s/ H. Andrew DeFerrari
Name: H. Andrew DeFerrari Title: Senior Vice President and Chief Financial Officer