Form 10-K
period 2010-07-31
DYCOM INDUSTRIES INC
filed 2010-09-03
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended July 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 001-10613

DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11770 US Highway 1, Suite 101, Palm Beach Gardens, Florida	33408
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 627-7171

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.33 1/3 per share	New York Stock Exchange
Series A Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

    The aggregate market value of the common stock, par value $0.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange on January 23, 2010, was $329,829,659.

    There were 38,305,239 shares of common stock with a par value of $0.33 1/3 outstanding at September 2, 2010

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which incorporated
Portions of the registrant’s Proxy Statement to be filed by November 28, 2010	Parts II and III

Such Proxy Statement, except for the portions thereof which have been specifically incorporated by reference, shall not be deemed “filed” as part of this Annual Report on Form 10-K.

Dycom Industries, Inc.

Cautionary Note Concerning Forward-Looking Statements

    In this Annual Report on Form 10-K, Dycom Industries, Inc. and its subsidiaries (referred to as “the Company,” “we,” “us,” or “our”) have made forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “forecast,” “may,” “should,” “could,” “project” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to:

●	anticipated outcomes of contingent events, including litigation;

●	projections of revenues, income or loss, or capital expenditures;

●	whether the carrying value of our assets are impaired;

●	plans for future operations, growth and acquisitions, dispositions, or financial needs;

●	availability of financing;

●	plans relating to our services, including our contract backlog;

●	future economic conditions and trends in the industries we serve; and

●	assumptions relating to any of foregoing.

    These forward-looking statements are based on management’s current expectations, estimates and projections and are subject to known and unknown risks and uncertainties that may cause actual results in the future to differ materially from the results projected or implied in any forward-looking statements contained in this report. The factors that could affect future results and cause these results to differ materially from those expressed in the forward-looking statements include, but are not limited to, those described under Item 1A, “Risk Factors” and other risks outlined in our periodic filings with the Securities and Exchange Commission (“SEC”). Any forward-looking statement speaks only as of the date on which it is made. Except as required by law, we may not update forward-looking statements to reflect changes as they occur after the forward-looking statements are made, although our circumstances may change in the future. With respect to forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Available Information

    We maintain a website at www.dycomind.com where investors and other interested parties may access, free of charge, a copy of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as soon as is reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All references to www.dycomind.com in this report are inactive textual references only and the information on our website is not incorporated into this Form 10-K.

PART I

Item 1. Business.

    Dycom Industries, Inc., incorporated in the State of Florida in 1969, is a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. Dycom also provides services on a limited basis in Canada. For the fiscal year ended July 31, 2010, revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 79.2%, 17.8%, and 3.0%, respectively. Additional financial information for each of the years ended July 31, 2010, July 25, 2009 and July 26, 2008 is included in the consolidated financial statements and notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

    We have established relationships with many leading telephone companies, cable television multiple system operators, and electric and gas utilities and others. These companies include AT&T Inc. (“AT&T”), Comcast Corporation (“Comcast”), Verizon Communications Inc. (“Verizon”), CenturyLink, Inc. (“CenturyLink”), Time Warner Cable Inc. (“Time Warner Cable”), Charter Communications, Inc. (“Charter”), Windstream Corporation (“Windstream”), Cablevision Systems Corporation (“Cablevision”), and Qwest Communications International Inc. (“Qwest”).

Specialty Contracting Services

    Engineering.   We provide outside plant engineers and drafters to telecommunication providers. These personnel design aerial, underground and buried fiber optic, copper, and coaxial cable systems that extend from the telephone company central office, or cable operator headend, to the consumer’s home or business. The engineering services we provide to telephone companies include: the design of service area concept boxes, terminals, buried and aerial drops, transmission and central office equipment; the proper administration of feeder and distribution cable pairs; and fiber cable routing and design. For cable television multiple system operators, we perform make-ready studies, strand mapping, field walk-out, computer-aided radio frequency design and drafting, and fiber cable routing and design. We obtain rights of way and permits in support of our engineering activities and those of our customers, and provide construction management and inspection personnel in conjunction with engineering services or on a stand-alone basis.

    Construction, Maintenance, and Installation.   We place and splice fiber, copper, and coaxial cables. We also install fiber optic cable to cell sites. In addition, we excavate trenches in which to place these cables; place related structures such as poles, anchors, conduits, manholes, cabinets and closures; place drop lines from main distribution lines to the consumer’s home or business; and maintain and remove these facilities. These services are provided to both telephone companies and cable television multiple system operators in connection with the deployment of new networks and the expansion or maintenance of existing networks. For cable television multiple system operators, our services also include the installation and maintenance of customer premise equipment, including set top boxes and modems.

    Premise Wiring.   Premise wiring services are provided to various corporations and state and local governments. These services are predominantly limited to the installation, repair and maintenance of telecommunications infrastructure within improved structures.

    Underground Facility Locating Services. We provide underground facility locating services to a variety of utility companies, including telecommunication providers. Under various state laws, excavators are required, prior to excavating, to request from utility companies the location of their underground facilities in order to prevent utility network outages and to safeguard the general public from the consequences of damages to underground utilities. Utility companies are required to respond within specified time periods to these requests to mark underground and buried facilities. Our underground facility locating services include locating telephone, cable television, power, water, sewer, and gas lines for these utility companies.

    Electric and Gas Utilities and Other Construction and Maintenance Services. We perform construction and maintenance services for electric and gas utilities and other customers. These services are performed primarily on a stand-alone basis and typically include installing and maintaining overhead and underground power distribution lines. In addition, we periodically provide these services for the combined projects of telecommunication providers and electric utility companies, primarily in joint trenching situations, in which services are being delivered to new housing subdivisions. We also maintain and install underground natural gas transmission and distribution systems for gas utilities.

Revenues by Type of Customer

        The following table represents the percentage of total contract revenues from continuing operations by type of customer:

	Fiscal Year Ended
	2010	2009	2008
Telecommunications	79.2%	77.7%	76.2%
Underground facility locating	17.8%	16.7%	17.7%
Electric and gas utilities and other customers	3.0%	5.6%	6.1%
Total contract revenues	100.0%	100.0%	100.0%

Business Strategy

    Capitalize on Long-Term Growth Drivers.   We are well positioned to benefit from increased demand for reliable video, voice, and data services. As telecommunications networks experience increased demand for services, our customers must expand the capacity and improve the performance of their existing networks and, in certain instances, deploy new networks. This is increasingly important to our customers as the service offerings of the telephone and cable companies converge, with each offering reliable, competitively priced voice, video, and data services to consumers. Due to the declining cost and expanding capabilities of telecommunications equipment, telecommunications network operators are able to enhance their network infrastructure more cost effectively than in the past. Our customers’ networks are increasingly facing demands for greater capacity and reliability, which in turn, increases the demand for our services.

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

    Pursue Disciplined Financial and Operating Strategies.   We manage the financial aspects of our business by centralizing certain activities which allow us to reduce costs through leveraging our scope and scale. Functions such as treasury, tax and risk management, the approval of capital equipment procurements, the design and purchase of employee benefit plans, as well as the review and promulgation of “best practices” in certain other aspects of our operations are centralized. Additionally, we invest in information technology and development efforts that are designed to support and to enhance our operating efficiency. We decentralize the recording of transactions and the financial reporting necessary for timely operational decisions which, we believe secures greater accountability for business outcomes from our local decision makers. We also maintain a decentralized approach to marketing, operations, and ongoing customer service, empowering local managers to capture new business and execute contracts on a timely and cost-effective basis. This approach enables us to utilize our capital resources effectively and efficiently, while retaining the organizational agility necessary to compete with our predominantly small, privately-held local competitors.

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

Customer Relationships

    Our current customers include leading telephone companies such as AT&T, Verizon, CenturyLink, Windstream, Qwest, and Frontier Communications Corporation. We also provide telecommunications engineering, construction, installation and maintenance services to a number of cable television multiple system operators, including Comcast, Time Warner Cable, Charter, Cablevision, and Cox Communications, Inc. Premise wiring services are provided to various corporations and state and local governments. Underground facility locating services are provided to telecommunication providers and to a variety of utility and gas companies, including Atmos Energy Corporation, Washington Gas Light Company, Baltimore Gas and Electric, AGL Services Company, and Questar Gas Company.

    Our customer base is highly concentrated with our top five customers accounting for approximately 64% of our total revenues from continuing operations in each of fiscal 2010, 2009, and 2008. During fiscal 2010, approximately 20.4% of our total revenues was derived from AT&T, 14.3% from Comcast, 11.5% from Verizon, and 10.1% from CenturyLink. We believe that a substantial portion of our total revenues and operating income will continue to be derived from a concentrated group of customers.

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

    Our markets are served locally by dedicated and experienced personnel. Management of our subsidiaries possess intimate knowledge of their particular markets and we believe our decentralized operations allow us to be more responsive in addressing customer needs. Our sales and marketing efforts are the responsibility of our management and that of our subsidiaries. These marketing efforts tend to focus on contacts with managers within our customers’ organizations.

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

    Our backlog totaled $1.114 billion and $935.4 million at July 31, 2010 and July 25, 2009, respectively. We expect to complete 57.5% of the July 31, 2010 backlog during fiscal 2011.

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

Employees

    As of July 31, 2010, we employed 8,897 persons. Approximately 320 of our employees are represented by local collective bargaining units. The number of our employees varies according to the level of our work in progress. We maintain a nucleus of technical and managerial personnel to supervise all projects and add employees as needed to complete specific projects.

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

Seasonality

    Our revenues are affected by seasonality as a significant portion of the work we perform is outdoors. Consequently, our operations are impacted by extended periods of inclement weather. Generally, inclement weather is more likely to occur during the winter season which falls during our second and third fiscal quarters. Also, a disproportionate percentage of total paid holidays fall within our second quarter, which decreases the number of available workdays. Additionally, our customer premise equipment installation activities for cable providers historically decrease around calendar year end holidays as their customers generally require less activity during this period. As a result, we may experience reduced revenue in the second or third quarters of our fiscal years.

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

			Executive
Name	Age	Office	Officer Since
Steven E. Nielsen	47	Chairman, President and Chief Executive Officer	February 26, 1996
Timothy R. Estes	56	Executive Vice President and Chief Operating Officer	September 1, 2001
H. Andrew DeFerrari	41	Senior Vice President and Chief Financial Officer	November 22, 2005
Richard B. Vilsoet	57	Vice President, General Counsel and Corporate Secretary	June 11, 2005

    There are no arrangements or understandings between any executive officer of the Company and any other person pursuant to which any executive officer was selected as an officer of the Company. There are no family relationships among the Company’s executive officers.

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

Item 1A. Risk Factors.

    Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. If any of the risks  described below, or elsewhere in this Annual Report on Form 10-K, or the Company’s other filings with the Securities and Exchange Commission (the "SEC"), were to occur, our financial condition and results of operations could suffer and the trading price of our common stock could decline. Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline.

    The economic downturn and challenges in the financial and credit markets may adversely impact our customers’ future spending.   The duration of the current economic weakness and the impact that it will have on our customers remain uncertain. The economic slowdown, when combined with developments in the financial and credit markets, has created a challenging business environment for us and our customers.  Slowing economic growth may adversely impact the demand for our services and potentially result in the delay or cancellation of projects by our customers. This makes it difficult to estimate our customers’ requirements for our services and adds uncertainty to the determination of our backlog. Our customers generally finance their projects through cash flow from operations, the incurrence of debt or the issuance of equity. As a result, volatility in the credit and equity markets could reduce the availability of debt or equity financing of our customers.   This may result in a reduction in our customers’ spending for our services, which could have an adverse effect on our operations.

    Demand for our services is cyclical and vulnerable to downturns affecting the industries we serve.  Demand for our services by telecommunications customers has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the economy and telecommunications industry. In fiscal 2010, our telecommunications customers accounted for over 79.2% of our revenues. Fiscal 2009 and fiscal 2010 results were impacted by customer reductions in near term spending plans and a slow growth environment may continue into fiscal 2011. During times of economic slowdown, our customers often reduce their capital expenditures and defer or cancel pending projects. Our underground facility locating services are required prior to underground excavation, which is dependent in part on construction activity, and accordingly, are also influenced by the level of overall economic activity. As a result of the foregoing, demand for our services may decline during periods of economic downturns and could adversely affect our operations, cash flows and liquidity.

    We derive a significant portion of our revenues from master service agreements which may be cancelled by our customers upon notice or which we may be unable to renew on negotiated terms.   During fiscal 2010, we derived approximately 76.0% of our revenues from master service agreements. By their terms, the majority of these contracts may be cancelled by our customers upon notice, even if we are not in default, and our customers generally have no obligation to assign a specific amount of work to us under these agreements. Consequently, projected expenditures by customers are not assured until a definitive work order is placed and completed. During the last several years we have been able to renew or extend some of our master service agreements on negotiated terms rather than through a competitive bidding process. Market conditions could change, however, and our customers could require the renewal of these contracts through competitive bidding. As a result of competitive bidding, we could be underbid by our competitors or required to lower the price charged under the contract being rebid. The loss of work obtained through master service agreements or the reduced profitability of such work could adversely affect our results of operations, cash flows and liquidity.

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

    We derive a significant portion of our revenues from a limited number of customers, and the loss of one or more of these customers could adversely impact our revenues and profitability.   Our customer base is highly concentrated, with our top five customers accounting for approximately 64% of our total revenues from continuing operations in each of fiscal years 2010, 2009, and 2008. Our revenue may significantly decline if we were to lose one or more of our significant customers. In addition, revenues under our contracts with significant customers may vary from period-to-period depending on the timing and volume of work which those customers order or perform with their in-house service organizations. Additionally, consolidations, mergers and acquisitions in the telecommunications industry have occurred in the past and may occur in the future. The consolidation, merger or acquisition of an existing customer may result in a change in procurement strategies by the surviving entity. Reduced demand for our services or a change in procurement strategy of a significant customer could adversely affect our results of operations, cash flows and liquidity.

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

    Our financial results are based on estimates and assumptions that may differ from actual results.   In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, a number of estimates and assumptions are made by management that affect the amounts reported in the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is either dependent on future events or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly uncertain and we must exercise significant judgment. Estimates are primarily used in our assessment of the recognition of revenue for costs and estimated earnings in excess of billings, the fair value of goodwill, the assessment of impairment of intangibles and other long-lived assets, income taxes, accrued insurance claims, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. At the time they are made, we believe that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to the financial statements.

    Our profitability is based on our ability to deliver our services within the estimated costs used to establish the pricing of our contracts.   We recognize revenues under the percentage of completion method of accounting using the units-of-delivery or cost-to-cost measures. A significant majority of our contracts are based on units-of-delivery and revenue is recognized as each unit is completed. As the price for each of the units is fixed by the contract, our profitability could decline if our actual costs to complete each unit exceeds our original estimates. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Application of the percentage of completion method of accounting requires that our management estimate the costs to be incurred by us in performing the contract. Our process for estimating costs is based upon the professional knowledge and experience of our project managers and financial professionals. However, any changes in original estimates, or the assumptions underpinning such estimates, may result in revisions to costs and income and their effects would be recognized in the period in which such revisions are determined. These changes could result in the reduction or elimination of previously reported profits, which could adversely affect our results of operations, cash flows and liquidity.

    We possess a significant amount of accounts receivable and costs and estimated earnings in excess of billings assets.   We extend credit to our customers as a result of performing work under contract prior to billing our customers for that work. These customers include telephone companies, cable television multiple system operators, and gas and electric utilities and others. At July 31, 2010, we had net accounts receivable of $110.1 million and costs and estimated earnings in excess of billings of $66.6 million. We periodically assess the credit risk of our customers and continuously monitor the timeliness of payments. Slowdowns in the industries we serve may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. Further bankruptcies or financial difficulties within the telecommunications sector could hinder the ability of our customers to pay us on a timely basis or at all, reducing our cash flows and adversely impacting our liquidity and profitability. Additionally, we could incur losses in excess of current bad debt allowances.

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

    We may incur impairment charges on goodwill or other intangible assets.   We account for goodwill in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 350, Goodwill and Other Intangible Assets (“ASC Topic 350”). Our reporting units and related indefinite-lived intangible assets are tested annually during the fourth fiscal quarter of each year in order to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of the goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized. Any such write-down could adversely affect our results of operations. As a result of our interim impairment analysis during the second quarter of fiscal 2009, we recognized a non-cash charge of $94.4 million. The fiscal 2009 interim impairment charge included impairments at the following reporting units: Broadband Installation Services for $14.8 million, C-2 Utility Contractors for $9.2 million, Ervin Cable Construction for $15.7 million, Nichols Construction for $2.0 million, Stevens Communications for $2.4 million, and UtiliQuest for $50.5 million. As the result of our annual impairment test of goodwill in fiscal 2008, we recognized non-cash charges of approximately $5.9 million related to our Stevens Communications reporting unit and approximately $3.8 million related to our Nichols Construction reporting unit. Additionally, in fiscal 2005 and 2006, we recognized non-cash charges of approximately $29.0 million related to our White Mountain Cable Construction reporting unit and $14.8 million related to our Can-Am Communications, Inc. reporting unit, respectively. The impairment charges reduced the carrying value of goodwill related to these reporting units.

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

    We may be subject to periodic litigation and regulatory proceedings, including Fair Labor Standards Act and state wage and hour class action lawsuits, which may adversely affect our business and financial performance. From time to time, we may be involved in lawsuits and regulatory actions, including class action lawsuits, that are brought or threatened against us for alleged violations of the Fair Labor Standards Act (the “FLSA”) and state wage and hour laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. The ultimate resolution of these matters through settlement, mediation or court judgment could have a material adverse impact on our financial condition, results of operations, and cash flows. In addition, regardless of the outcome, these proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves. For a description of current legal proceedings, see “Legal Proceedings” and Note 18 of Notes to the Consolidated Financial Statements in this Form 10-K.

    The loss of certain key managers could adversely affect our business.   We depend on the services of our executive officers and the senior management of our subsidiaries. Our senior management team has many years of experience in our industry, and the loss of any one of them could negatively affect our ability to execute our business strategy. Although we have entered into employment agreements with our executive officers and certain other key employees, we cannot guarantee that any of these or other key management personnel will remain employed by us for any length of time. The loss of key management could adversely affect the management of our operations. We do not carry significant “key-person” life insurance on any of our employees.

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

    We may be unable to secure sufficient subcontractors to fulfill our obligations, or our subcontractors may fail to satisfy their obligations. We utilize subcontractors to complete work on a portion of our projects. We may be unable to secure the subcontractors necessary to perform work under a contract, thereby causing delay or increasing the cost of completing the work.  In addition, we may have disputes with these subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor. Any of these factors could adversely affect the quality of our service, our ability to perform under certain contracts and the relationship with our customers, which could have an adverse effect on our results of operations, cash flows and liquidity.

    Higher fuel prices may increase our cost of doing business, and we may not be able to pass along added costs to customers.   Fuel prices fluctuate based on events outside of our control. Most of our contracts do not allow us to adjust our pricing for higher fuel costs during a contract term and we may be unable to secure price increases when renewing or bidding contracts to compensate us for rising costs. As a result, higher fuel costs may negatively impact our financial condition and results of operations. Although we may hedge our anticipated fuel purchases with the use of financial instruments, underlying commodity costs have been volatile in recent periods. Accordingly, there can be no assurance that, at any given time, we will have financial instruments in place to hedge against the impact of increased fuel costs. To the extent we enter into hedge transactions, declines in fuel prices below the levels established in the financial instruments may require us to make payments which could have an adverse impact on our financial condition and results of operations.

    Our results of operations fluctuate seasonally.   Our revenues are affected by seasonality since a significant portion of the work we perform is outdoors. Consequently, our operations are impacted by extended periods of inclement weather. Generally, inclement weather is more likely to occur during the winter season which falls during our second and third fiscal quarters. Also, a disproportionate percentage of total paid holidays fall within our second quarter, which decreases the number of available workdays. Additionally, our customer premise equipment installation activities for cable providers historically decrease around calendar year end holidays as their customers generally require less activity during this period. As a result, we may experience reduced revenue in the second or third quarters of our fiscal years.

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

    Unanticipated changes in our tax rates or exposure to additional income tax and other tax liabilities could affect our profitability.   We are subject to income taxes in many different jurisdictions of the United States and Canada and certain of our tax liabilities are subject to the apportionment of income to different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings in locations with differing tax rates, the valuation of deferred tax assets and liabilities, or tax laws. An increase to our effective tax rate could reduce our profitability. In addition, the amount of income and other taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.

    Our senior subordinated notes and revolving credit facility impose restrictions on us which may prevent us from engaging in beneficial transactions.   At July 31, 2010, we had $135.35 million in senior subordinated notes (the “Notes”) outstanding due October 2015. The Notes were issued under an indenture dated as of October 11, 2005. The indenture governing the Notes contains covenants that restrict our ability to, among other things: make certain payments, including the payment of dividends; redeem or repurchase our capital stock; incur additional indebtedness and issue preferred stock; make investments or create liens; enter into sale and leaseback transactions; merge or consolidate with another entity; sell certain assets; and enter into transactions with affiliates.

    On June 4, 2010, we entered into a new five-year revolving credit agreement ( the “Credit Agreement”) with a syndicate of banks. The Credit Agreement replaces the Company’s prior credit facility which was due to expire in September 2011. The Credit Agreement has an expiration date of June 4, 2015 and provides for a maximum borrowing of $225.0 million, including a sublimit of $100.0 million for the issuance of letters of credit. The Credit Agreement requires us to: (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.00, as measured at the end of each fiscal quarter and (ii) maintain a consolidated interest coverage ratio of not less than 2.75 to 1.00 for fiscal quarters ending July 31, 2010 through April 28, 2012 and not less than 3.00 to 1.00 for the fiscal quarter ending July 28, 2012 and each fiscal quarter thereafter, as measured at the end of each fiscal quarter. The Credit Agreement also contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, disposition of assets, sale-leaseback transactions, transactions with affiliates and capital expenditures. A default under our Credit Agreement or the indenture could result in the acceleration of our obligations under either or both of those agreements as a result of cross acceleration and cross default provisions. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.

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

    Legislative actions and initiatives relating to telecommunications may not result in an increase in demand for our services. The American Recovery and Reinvestment Act of 2009 (“ARRA”) originally allocated $7.2 billion in funding to accelerate broadband deployment in rural areas of the country that have been without high-speed infrastructure. However, we cannot predict the actual benefits to us from the implementation of ARRA programs. For example, significant additional contracts resulting from investments for rural broadband deployment under the ARRA may not be awarded to us.

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

    Increases in our health insurance costs could adversely impact our results of operations and cash flows. The costs of employee health care insurance have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions. Additionally, we may incur additional costs as a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) that were signed into law in March 2010. A continued rise in health care costs or additional costs as a result of the Health Care Reform Laws could have a negative impact on our financial position and results of operations.

    The market price of our common stock has been, and may continue to be, highly volatile.   During fiscal 2009 and 2010, our common stock fluctuated from a high of $18.12 per share to a low of $3.67 per share. We may continue to experience significant volatility in the market price of our common stock due to numerous factors, including, but not limited to:

●	fluctuations in our operating results or the operating results of one of our competitors;

●	announcements by us or our competitors of significant contracts, acquisitions or capital commitments;

●	changes in recommendations or earnings estimates by securities analysts; and

●	the impact of economic weakness on the credit and stock markets and on our customers’ demand for our services.

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

Item 2. Properties.

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

Item 3. Legal Proceedings.

    In June 2010, a former employee of Prince Telecom, LLC (“Prince”), a wholly-owned subsidiary of the Company, commenced a lawsuit against Prince, the Company and certain unnamed U.S. affiliates of Prince and the Company (the “Affiliates”) in the United States District Court for the Southern District of New York. The lawsuit alleges that Prince, the Company and the Affiliates violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiff seeks unspecified damages and other relief on behalf of himself and a putative class of similarly situated current and former employees of Prince, the Company and/or the Affiliates. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. We intend to vigorously defend ourselves against this lawsuit.

    In May 2009, the Company and Prince were named as defendants in a lawsuit in the U.S. District Court for the Western District of Washington. The plaintiffs, all former employees of the subsidiary, alleged various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs sought to certify as a class current and former employees of the subsidiary who worked in the State of Washington. In November 2009, the plaintiffs’ attorneys, the Company and the subsidiary entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  In January 2010, the Court granted preliminary approval of the proposed settlement. Notice of the terms of the proposed settlement and claim forms were mailed to members of the plaintiffs’ class in February 2010. The Court held a hearing regarding the plaintiffs’ Motion for Final Approval of the Class Action Settlement in April 2010, at which time it entered an Order approving the settlement and dismissed the action with prejudice subject to final administration of the terms of the settlement.  Excluding our legal expenses, approximately $1.6 million was incurred pursuant to the settlement and was paid in June 2010.

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

Item 4. Removed and Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Our Common Stock

  Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “DY”. The following table shows the range of the high and low closing sales prices for each quarter within the last two fiscal years as reported on the NYSE.

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First Quarter	$14.18	$10.59	$18.12	$7.55
Second Quarter	$10.87	$7.79	$9.11	$5.13
Third Quarter	$10.79	$7.75	$7.91	$3.67
Fourth Quarter	$11.13	$7.95	$12.26	$7.35

    As of August 31, 2010, there were approximately 617 holders of record of our $0.33 1/3 par value per share common stock.

Issuer Purchases of Equity Securities During the Fourth Quarter of Fiscal 2010

    The following table summarizes the Company’s purchases of its common stock during the three months ended July 31, 2010:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 25, 2010 - May 22, 2010	105	(a)	$8.54	-	(b)
May 23, 2010 - June 19, 2010	-		-	-	(b)
June 20, 2010 - July 31, 2010	-		-	-	(b)

(a) Shares were withheld to satisfy tax withholding obligations that arose on the vesting of restricted share units.

(b) On February 23, 2010, the Board of Directors authorized the repurchase of up to $20.0 million of its common stock to be made through August 2011 in open market or private transactions. This repurchase program replaced the Company’s existing program, which expired in February 2010. The Company repurchased 475,602 shares during fiscal 2010 at an average price of $9.44 per share. These shares were subsequently cancelled. As of July 31, 2010, approximately $15.5 million of the authorized amount remains for the repurchase of common stock.

Performance Graph

    The performance graph below compares the cumulative total returns for our common stock against the cumulative total return (including reinvestment of dividends) of the Standard & Poor’s (S&P) 500 Composite Stock Index and a peer group index for the last five fiscal years, assuming an investment of $100 in our common stock and each of the respective indices noted on July 30, 2005. For comparing total returns on our common stock, a peer group consisting of MasTec, Inc. Quanta Services, Inc., and Pike Electric Corporation has been used. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Dycom Industries, Inc. the S&P 500 Index
and a Peer group

*$100 invested on 7/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending on the last Saturday in July.
  Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

Item 6. Selected Financial Data.

We use a fiscal year ending on the last Saturday in July. Fiscal 2010 consisted of 53 weeks. Fiscal 2009, 2008, 2007, and 2006 consisted of 52 weeks. The following selected financial data is derived from the audited consolidated financial statements for the applicable fiscal years.

Amounts set forth in our selected financial data include the results and balances of acquired companies from their respective date of acquisition. This data should be read in conjunction with our consolidated financial statements and notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year
	2010 (1)	2009 (2)	2008 (3)	2007 (4)	2006 (5)
	(In thousands, except per share amounts)
Operating Data:
Revenues	$988,623	$1,106,900	$1,229,956	$1,137,812	$994,973
Income (loss) from continuing operations	$5,849	$(53,094)	$24,404	$42,202	$18,040
Net income (loss)	$5,849	$(53,180)	$21,678	$41,884	$18,180
Earnings (Loss) Per Common Share From Continuing Operations:
Basic	$0.15	$(1.35)	$0.60	$1.04	$0.43
Diluted	$0.15	$(1.35)	$0.60	$1.04	$0.43
Earnings (Loss) Per Common Share:
Basic	$0.15	$(1.35)	$0.54	$1.04	$0.43
Diluted	$0.15	$(1.35)	$0.53	$1.03	$0.43
Balance Sheet Data (at end of period):
Total assets	$679,556	$693,457	$801,272	$802,000	$701,931
Long-term liabilities (6)	$187,798	$192,804	$225,715	$230,117	$200,682
Stockholders’ equity (7)	$394,555	$390,623	$444,093	$444,631	$389,455

_______________

(1)
During fiscal 2010 we recognized a non-cash income tax charge of $1.1 million for a valuation allowance on a deferred tax asset associated with an investment that became impaired for tax purposes (see Note 11 in Notes to the Consolidated Financial Statements).

(2)
During fiscal 2009, we recognized a goodwill impairment charge of $94.4 million that included impairments at the following reporting units: Broadband Installation Services (formerly Cable Express and now known as Broadband Express) for $14.8 million, C-2 Utility Contractors for $9.2 million, Ervin Cable Construction for $15.7 million, Nichols Construction for $2.0 million, Stevens Communications for $2.4 million and UtiliQuest for $50.5 million. This impairment charge was a result of an interim impairment test of goodwill. See Note 7 in Notes to the Consolidated Financial Statements.

(3)
During fiscal 2008, we incurred charges of approximately $8.2 million for amounts to be paid to current and former employees of our UtiliQuest, S.T.S., and Locating subsidiaries in connection with the settlement of litigation and charges of approximately $1.2 million in discontinued operations for the settlement of litigation at our Apex Digital, LLC subsidiary (see Note 2 in Notes to the Consolidated Financial Statements). Fiscal 2008 results also include goodwill impairment charges of $5.9 million and $3.8 million related to our Stevens Communications reporting unit and our Nichols Construction reporting unit, respectively, as a result of our annual assessment of goodwill. See Note 7 in Notes to the Consolidated Financial Statements.

(4)
Includes the results of Broadband Installation Services (formerly Cable Express and now known as Broadband Express) (acquired September 2006) and certain operations of Cavo Communications (acquired March 2007) since their acquisition dates.

(5)
Includes the results of Prince Telecom Holdings (acquired December 2005) since its acquisition date. In addition, during fiscal 2006 we incurred a goodwill impairment charge of $14.8 million related to our Can-Am Communications, Inc. reporting unit as the result of an interim impairment test of goodwill.

(6)	During fiscal 2009, the Company repurchased a principal amount of $14.65 million of its 8.125% senior subordinated notes due 2015 for $11.3 million.

(7)
The Company repurchased and cancelled 475,602 shares for $4.5 million in fiscal 2010 at an average price per share of $9.44 and repurchased and cancelled 450,000 shares for $2.9 million in fiscal 2009 at an average price per share of $6.48. In fiscal 2008, the Company repurchased and cancelled 1,693,500 shares for $25.2 million at an average price of $14.83 per share. The Company repurchased and cancelled 8.76 million shares pursuant to a “Dutch auction” tender offer in fiscal 2006 at a purchase price of $21.00 per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto, as well as the “Business” and “Risk Factors” sections of this Annual Report on Form 10-K.

Overview

    We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. Additionally, we provide services on a limited basis in Canada. For the fiscal year ended July 31, 2010, the percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 79.2%, 17.8%, and 3.0%, respectively.

    We conduct operations through our subsidiaries. Our revenues may fluctuate as a result of changes in the capital expenditure and maintenance budgets of our customers, changes in the general level of construction activity, as well as overall economic conditions. The capital expenditures and maintenance budgets of our telecommunications customers may be impacted by consumer demands on telecommunications providers, the introduction of new communication technologies, the physical maintenance needs of their infrastructure, the actions of our government and the Federal Communications Commission, and general economic conditions.

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

    We recognize revenues under the percentage of completion method of accounting using the units-of-delivery or cost-to-cost measures. A significant majority of our contracts are based on units-of-delivery and revenue is recognized as each unit is completed. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Revenues from services provided under time and materials based contracts are recognized as the services are performed.

    The following table summarizes our revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues from continuing operations:

	Fiscal Year Ended
	2010	2009	2008
Multi-year master service agreements	76.0%	69.5%	70.3%
Other long-term contracts	14.6%	17.2%	17.9%
Total long-term contracts	90.6%	86.7%	88.2%

    The percentage of revenue from long-term contracts varies between periods depending on the mix of volume of work performed under our contracts.  During fiscal 2010, revenue from total long-term contracts increased compared to the prior year as more work was performed for contracts with original terms greater than one year.  Revenue during fiscal 2009 included revenue for services performed under short-term contracts related to the hurricanes that impacted the Southern United States during September 2008 and winter storms during the third quarter of fiscal 2009.

   A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from those customers who contributed at least 2.5% of our total revenue from continuing operations in fiscal 2010, 2009 or 2008:

	Fiscal Year Ended
	2010	2009	2008
AT&T Inc.	20.4%	18.2%	18.9%
Comcast Corporation	14.3%	14.9%	11.9%
Verizon Communications Inc.	11.5%	16.5%	18.4%
CenturyLink*	10.1%	6.6%	6.4%
Time Warner Cable Inc.	8.0%	7.6%	8.8%
Charter Communications, Inc.	6.2%	4.9%	5.3%
Windstream Corporation	3.4%	4.2%	2.3%
Qwest Communications International Inc.	1.5%	2.7%	3.2%

*For comparison purposes, CenturyLink, Inc. and Embarq Corporation revenues have been combined for periods prior to their July 2009 merger.

    Cost of earned revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by subcontractors, operation of capital equipment (excluding depreciation and amortization), direct material and insurance claims and other related costs. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our underground facility locating services. A change in claims experience or actuarial assumptions related to these risks could materially affect our results of operations. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools, and equipment necessary to perform installation and maintenance services. Materials supplied by our customers, for which the customer retains financial and performance risk, are not included in our revenue or costs of sales. In addition, cost of earned revenues for the fiscal years 2010 and 2008 includes a $1.6 million charge and a $8.2 million charge, respectively, related to the settlement of legal matters.

    General and administrative costs include all of our corporate costs, as well as costs of our subsidiaries’ management personnel and administrative overhead. These costs primarily consist of employee compensation and related expenses, including stock-based compensation, legal, consulting and professional fees, information technology and development costs, provision for or recoveries of bad debt expense, and other costs that are not directly related to performance of our services under customer contracts.  Our senior management, including the senior managers of our subsidiaries, perform substantially all of our sales and marketing functions as part of their management responsibilities and, accordingly, we have not incurred material sales and marketing expenses.

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

    We grant credit under normal payment terms, generally without collateral, to our customers. These customers primarily consist of telephone companies, cable television multiple system operators, electric and gas utilities. With respect to a portion of the services provided to these customers, we have certain statutory lien rights which may in certain circumstances enhance our collection efforts. Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks. These risks may be heightened as a result of the current economic climate and market volatility. In the past, some of our customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose us to increased risks related to the collectability of amounts due for services performed. We believe that none of our significant customers were experiencing financial difficulties that would impact the collectability of our trade accounts receivable and costs in excess of billings as of July 31, 2010.

     In June 2010, a former employee of Prince Telecom, LLC (“Prince”), a wholly-owned subsidiary of the Company, commenced a lawsuit against Prince, the Company and certain unnamed U.S. affiliates of Prince and the Company (the “Affiliates”) in the United States District Court for the Southern District of New York. The lawsuit alleges that Prince, the Company and the Affiliates violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiff seeks unspecified damages and other relief on behalf of himself and a putative class of similarly situated current and former employees of Prince, the Company and/or the Affiliates. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. We intend to vigorously defend ourselves against this lawsuit.

       In May 2009, the Company and Prince were named as defendants in a lawsuit in the U.S. District Court for the Western District of Washington. The plaintiffs, all former employees of the subsidiary, alleged various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs sought to certify as a class current and former employees of the subsidiary who worked in the State of Washington. In November 2009, the plaintiffs’ attorneys, the Company and the subsidiary entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  In January 2010, the Court granted preliminary approval of the proposed settlement. Notice of the terms of the proposed settlement and claim forms were mailed to members of the plaintiffs’ class in February 2010. The Court held a hearing regarding the plaintiffs’ Motion for Final Approval of the Class Action Settlement in April 2010, at which time it entered an Order approving the settlement and dismissed the action with prejudice subject to final administration of the terms of the settlement.  Excluding our legal expenses, approximately $1.6 million was incurred pursuant to the settlement and was paid in June 2010.

   During fiscal 2007, we were contacted by counsel representing current and former employees alleging violations of the Fair Labor Standards Act and state wage and hour laws at our UtiliQuest, LLC, S.T.S., LLC and Locating, Inc. subsidiaries. The claims included periods dating primarily from September 2003 through January 31, 2007 and covered a number of states where these subsidiaries conducted business. During fiscal 2008, these subsidiaries reached an agreement to settle these claims through a structured mediation process. Excluding legal expenses, approximately $8.6 million was incurred pursuant to the settlement in fiscal 2008 and was paid in October 2008.

       In December 2006, two former employees of Apex Digital, LLC (“Apex”), a wholly-owned subsidiary that was previously discontinued, commenced a lawsuit against the subsidiary in Illinois State Court on behalf of themselves and purporting to represent other similarly situated employees in Illinois. The lawsuit alleged that Apex violated certain minimum wage laws under the Fair Labor Standards Act and related state laws by failing to comply with applicable minimum wage and overtime pay requirements. In fiscal 2008, the subsidiary reached an agreement to settle these claims through a structured mediation process and incurred a charge of approximately $1.2 million for the settlement and was paid in January 2009.

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

Outlook

    The telecommunications industry has undergone and continues to undergo significant changes due to governmental deregulation, advances in technology, increased competition as the telephone and cable companies converge, and growing consumer demand for enhanced and bundled services. As a result of these factors, the networks of our customers increasingly face demands for more capacity and greater reliability. Telecommunications providers continue to outsource a significant portion of their engineering, construction and maintenance requirements in order to reduce their investment in capital equipment, provide flexibility in workforce sizing, expand product offerings without large increases in incremental hiring and focus on those competencies they consider core to their business success. These factors drive customer demand for our services.

    Telecommunications network operators are increasingly relying on the deployment of fiber optic cable technology deeper into their networks and closer to consumers in order to respond to demands for capacity, reliability, and product bundles of voice, video, and high speed data services. Fiber deployments have enabled an increasing number of cable companies to offer voice services in addition to their traditional video and data services. These voice services require the installation of customer premise equipment and at times the upgrade of in-home wiring. Additionally, fiber deployments are also facilitating the provisioning of video services by local telephone companies in addition to their traditional voice and high speed data services. Several large telephone companies have pursued fiber-to-the-premise and fiber-to-the-node initiatives to compete actively with cable operators. These long-term initiatives and the likelihood that other telephone companies pursue similar strategies present opportunities for us.

    Telecommunication companies have undertaken additional projects relating to the deployment of fiber optic cable to cell sites. As wireless carriers have successfully marketed smart phones and other wireless data devices, the amount of cellular traffic that must be “backhauled” from cell sites to wired telecommunications networks has increased dramatically. Traditional copper based networks are incapable of cost effectively addressing the data traffic expected as wireless carriers begin to roll out advanced fourth generation wireless data services. The increase in fiber backhaul services is expected to continue during fiscal 2011, resulting in demand for the type of services we provide.

    The American Recovery and Reinvestment Act of 2009 (“ARRA”) originally allocated $7.2 billion in funding to accelerate broadband deployment in rural areas of the country that have been without the high-speed infrastructure.  To date, approximately $6.1 billion has been awarded under the provisions of the ARRA, including awards to many of our current and former customers. The projects funded by these awards are targeted for completion over the next several years. We believe that broadband stimulus funding will create demand by many of our customers for the services we provide.

    Underground excavation is involved in a substantial portion of overall economic activity, including the construction and maintenance of telephone, cable television, power, water, sewer, and gas utility networks, the construction and maintenance of roads and highways as well as the construction of new and existing commercial and residential projects. Utility line locating is required prior to underground excavation. We provide underground facility locating services to a variety of utility companies, including telecommunication providers. The trend for outsourcing this requirement, along with the pace of overall economic activity influence the demand for underground facility locating services.

    General economic conditions continue to be weak.  Although recent indicators suggest a recovery in overall economic conditions, the strength and duration of this improvement and the impact that it will have on our customers remain uncertain. The economic slowdown (when combined with developments in the financial and credit markets), has created a challenging business environment for us and our customers. We are closely monitoring the effects that changes in economic and market conditions may have on our customers and our business and we continue to manage those areas of the business we can control in response to these changes. These areas include, but are not limited to, deploying appropriate workforce levels and supervisory employees, practicing sound safety procedures, managing fuel consumption levels and maintaining the investment in our fleet of vehicles and equipment to support current and future business opportunities.

Critical Accounting Policies and Estimates

    The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to recognition of revenue for costs and estimated earnings in excess of billings, the fair value of goodwill, the assessment of impairment of intangibles and other long-lived assets, income taxes, accrued insurance claims, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates.

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

    Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also important to understanding our consolidated financial statements. The Notes to Consolidated Financial Statements in this Form 10-K contain additional information related to our accounting policies, including the critical accounting policies described herein, and should be read in conjunction with this discussion.

    Revenue Recognition. We recognize revenues under the percentage of completion method of accounting using the units-of-delivery or cost-to-cost measures. A significant majority of our contracts are based on units-of-delivery and revenue is recognized as each unit is completed. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Revenues from services provided under time and materials based contracts are recognized when the services are performed. The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized.

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

    Accrued Insurance Claims. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our underground facility locating services. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as accrued insurance claims. As of July 31, 2010, the liability for accrued claims and related accrued processing costs was $52.9 million compared to $57.1 million at July 25, 2009. Based on payment patterns of similar prior claims, we expect $28.1 million of the amount accrued at July 31, 2010 to be paid within the next 12 months. We estimate the liability for claims based on facts, circumstances and historical evidence. When loss reserves are recorded they are not discounted, even though they will not be paid until sometime in the future. Factors affecting the determination of the expected cost for existing and incurred but not reported claims include, but are not limited to, the frequency of future claims, the payment pattern of claims which have been incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations. The decrease in accrued insurance claims at July 31, 2010 was primarily due to decreased operating levels and the timing of claims payments.

    With regard to losses occurring in fiscal 2010 and fiscal 2011, we have retained the risk of loss of up to $1.0 million on a per occurrence basis for automobile liability, general liability and workers’ compensation. These annual retention amounts are applicable to all of the states in which we operate, except with respect to workers’ compensation insurance in three states in which the Company participates in a state sponsored insurance fund. Aggregate stop loss coverage for automobile liability, general liability and workers’ compensation claims is $43.8 million and $37.3 million for fiscal 2010 and fiscal 2011, respectively.   For losses under our employee health plan, we are party to a stop-loss agreement under which we retain the risk of loss, on an annual basis, of the first $250,000 of claims per participant.  The stop-loss agreement is subject to renewal from time to time, generally on an annual basis.  The current policy was in place during fiscal 2010 and expires on December 31, 2010.

    Goodwill and Intangible Assets — As of July 31, 2010, we had $157.9 million of goodwill, $4.7 million of indefinite-lived intangible assets and $44.9 million of finite-lived intangible assets, net of accumulated amortization. As of July 25, 2009, we had $157.9 million of goodwill, $4.7 million of indefinite-lived intangible assets and $51.4 million of finite-lived intangible assets, net of accumulated amortization. During fiscal 2009, goodwill was reduced by approximately $94.4 million for the impairment charge described below and also decreased by approximately $0.1 million for the reversal of income tax liabilities no longer required. There was no goodwill impairment during fiscal 2010.

    We account for goodwill in accordance with ASC Topic 350. Our reporting units and related indefinite-lived intangible assets are tested annually during the fourth fiscal quarter of each year in order to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations during the period incurred.

    In accordance with ASC Topic 360, Impairment or Disposal of Long-Lived Assets, we review finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is incurred. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations during the period incurred.

    We use judgment in assessing if goodwill and intangible assets are impaired. Estimates of fair value are based on our projection of revenues, operating costs, and cash flows taking into consideration historical and anticipated future results, general economic and market conditions as well as the impact of planned business or operational strategies. To measure fair value, we employ a combination of present value techniques which reflect market factors. Changes in our judgments and projections could result in significantly different estimates of fair value potentially resulting in additional impairments of goodwill and other intangible assets.

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

    We performed our annual impairment test in the fourth quarter of fiscal 2010 and there was no impairment of goodwill or indefinite lived-intangible assets. Our estimate of the fair value of our reporting units was based on projections of revenues, operating costs, and cash flows taking into consideration historical and anticipated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The key assumptions impacting the fair value of our reporting units during the fiscal 2010 annual impairment analysis were: (a) expected cash flow for a period of seven years; (b) terminal value based on terminal growth rates of between 1% and 3%; and (c) a discount rate of 15% which was based on our best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units. The discount rate reflects risk inherent within each reporting unit operating individually, which is greater than the risk inherent in the company as a whole. The discount rate used in the fiscal 2010 analysis decreased compared to the rate used in our fiscal 2009 interim analysis since the fiscal 2009 analysis reflected increased risk due to volatility in economic conditions as of January 24, 2009. We believe the assumptions used in the fiscal 2010 impairment analysis are consistent with the risks inherent in the business models of our reporting units and within our industry.

    During the second quarter of fiscal 2009, our market capitalization was significantly impacted by the extreme volatility in the U.S. equity and credit markets and was below the book value of shareholders’ equity by a substantial margin. As a result, we evaluated whether the decrease in our market capitalization reflected factors that would more likely than not reduce the fair value of the reporting units below their carrying value. Based on a combination of factors, including the economic environment, the sustained period of decline in our market capitalization, and the implied valuation and discount rate assumptions in our industry, we concluded there were sufficient indicators to perform an interim impairment test of the reporting units and related intangible assets as of January 24, 2009.  As a result of this impairment test, we recognized a preliminary goodwill impairment charge of $94.4 million during the second quarter of fiscal 2009. The fiscal 2009 second quarter charge included impairments at the following reporting units: Broadband Installation Services (now Broadband Express) for $14.8 million, C-2 for $9.2 million, Ervin for $15.7 million, Nichols for $2.0 million, Stevens for $2.4 million and UtiliQuest for $50.5 million. The interim impairment analysis was finalized during the third quarter of fiscal 2009 and no further charges were incurred. We performed our annual impairment test in the fourth quarter of fiscal 2009 and there was no impairment of goodwill or indefinite-lived intangible assets.

    The fiscal 2009 analysis used the same valuation techniques described for the fiscal 2010 annual analysis. The key assumptions impacting the fair value of our reporting units during the fiscal 2009 interim impairment analysis were: (a) expected cash flow for a period of seven years; (b) terminal value based on terminal growth rates of between 2% and 4%; and (c) a discount rate of 18% which was based on our best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units. The discount rate used in the fiscal 2009 analysis increased compared to the rate used in our fiscal 2008 annual analysis described below due to economic conditions and lower industry valuation comparisons. This increase in the discount rate caused a substantial decline in the calculated estimate of fair value of the reporting units. We believe the assumptions used in the fiscal 2009 interim impairment analysis were consistent with the risks inherent in the business models of our reporting units and within our industry.

    As a result of our fiscal 2008 annual impairment analysis, we determined that the goodwill of our Stevens reporting unit and Nichols reporting unit were impaired and consequently recognized goodwill impairment charges of approximately $5.9 and $3.8 million, respectively, during the fourth quarter of fiscal 2008. The fiscal 2008 analysis used the same valuation techniques described for the fiscal 2010 annual and fiscal 2009 interim analysis. The key assumptions used to determine the fair value of our reporting units during the fiscal 2008 annual impairment analysis were: (a) expected cash flow for a period of seven years; (b) terminal value based on terminal growth rates of between 2% and 4%; and (c) a discount rate of 12% which was based on our best estimate during the period of the weighted average cost of capital adjusted for risks associated with the reporting units. The assumptions used in the fiscal 2008 annual impairment analysis were consistent with the risks inherent in the business models of our reporting units at the time the analysis was performed. The fiscal 2008 impairment of Stevens and Nichols was primarily the result of a change in management’s expectations of long-term cash flows from customers of these reporting units. As disclosed in our previous filings with the Securities and Exchange Commission, each of these reporting units has a concentration of revenues from a limited number of customers. Changes in anticipated demand had an adverse impact on the expected future cash flows of the reporting units used in the annual impairment analysis performed during the fourth quarter of fiscal 2008. The reduction in demand is the result of customers allocating their capital spending away from work management anticipated would be performed by these reporting units. In performing the ASC Topic 350 impairment assessment, management determined that this shift in demand was more than temporary, consequently impacting the expected cash flows over the seven year period used in our goodwill analysis.

    For fiscal 2009 and 2010, none of the reporting units incurred operating losses which would impact our overall financial position in a material manner. Current operating results, including any losses, are evaluated by us in the assessment of goodwill and other intangible assets. The estimates and assumptions used in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Changes in our judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in impairments of goodwill or intangible assets at additional reporting units. For example, a change in the estimated discount rate used would have impacted the amount of the goodwill impairment charges recorded during fiscal 2009. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of our reporting units. We can provide no assurances that, if such conditions occur, they will not trigger additional impairments of goodwill and other intangible assets in future periods.

    As of July 31, 2010, we believe the carrying value of our goodwill and other indefinite-lived intangible asset is recoverable; however, there can be no assurances that they will not be impaired in future periods. Certain of our reporting units also have other intangible assets including tradenames and customer relationship intangibles. As of July 31, 2010, management believes that the carrying amounts of the intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets may become impaired.

    Stock-Based Compensation. Our stock-based award programs are intended to attract, retain and reward talented employees, officers and directors, and to align stockholder and employee interests. We grant stock options, time-based and performance-based restricted share units to certain employees and officers. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions. The fair value of restricted share units is estimated on the date of grant and is generally equal to the closing stock price on the date of grant. Time vesting restricted share units vest ratably over a period of four years and are settled in one share of our common stock on the vesting date. Performance vesting restricted share units vest over a three year period from the date of grant, if certain performance goals are achieved. In accordance with ASC Topic 718 Compensation – Stock Compensation, compensation costs for performance-based awards are recognized over the requisite service period if it is probable that the performance goal will be satisfied. We use our best judgment to determine the probability of achieving the performance goals at each reporting period and recognize compensation costs based on our estimate of the shares that are expected to vest.

    Income Taxes. We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. In June 2006, the FASB issued ASC Topic 740, Income Taxes (“ASC Topic 740”) (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109). ASC Topic 740 prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. ASC Topic 740 also provides guidance on derecognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosure and transition. In May 2007, the FASB issued an amendment of ASC Topic 740 to provide guidance that a Company may recognize a previously unrecognized tax benefit if the tax position is effectively (as opposed to “ultimately”) settled through examination, negotiation, or litigation. We adopted the provisions of ASC Topic 740 on July 29, 2007, the first day of fiscal 2008.

    Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management analyzes the collectability of accounts receivable balances on a regular basis. This analysis considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of our future provision for doubtful accounts. We recognize an increase in the allowance for doubtful accounts when it is probable that a receivable is not collectable and the loss can be reasonably estimated. Any increase in the allowance account has a corresponding negative effect on our results of operations. We believe that none of our significant customers are experiencing significant financial difficulty as of July 31, 2010 that will materially affect our accounts receivable or allowance for doubtful accounts.

    Contingencies and Litigation. In the ordinary course of our business, we are involved in certain legal proceedings. ASC Topic 450, Contingencies (“ASC Topic 450”) requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued, we evaluate, among other factors, the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. If only a range of probable loss can be determined, we accrue within the range for the contingency based on our best estimate. In those cases where none of the estimates within the range is better than another, we accrue for the amount representing the low end of the range in accordance with ASC Topic 450. As additional information becomes available, we reassess the potential liability related to our pending contingencies and litigation and revise our estimates. Revisions of our estimates of the potential liability could materially impact our results of operations. Additionally, if the final outcome of such litigation differs adversely from that currently expected, it would result in a charge to earnings when determined.

Results of Operations

    The Company uses a fiscal year ending on the last Saturday in July. Fiscal 2010 consisted of 53 weeks, with the fourth quarter having 14 weeks of operations, while fiscal 2009 and 2008 consisted of 52 weeks. The following table sets forth, as a percentage of revenues earned, our consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	Fiscal Year Ended
	2010		2009			2008
	(Dollars in millions)
Revenues	$988.6	100.0%	$1,106.9	100.0%		$1,230.0	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	810.1	81.9	894.9	80.8		1,011.2	82.2
General and administrative	98.1	9.9	98.7	8.9		98.9	8.0
Depreciation and amortization	63.6	6.4	65.4	5.9		67.3	5.5
Goodwill impairment charge	-	-	94.4	8.5		9.7	0.8
Total	971.8	98.3	1,153.5	104.2		1,187.1	96.5
Interest income	0.1	-	0.3	-		0.7	0.1
Interest expense	(14.3)	(1.4)	(14.7)	(1.3)		(13.1)	(1.1)
Other income, net	8.1	0.8	6.6	0.6		7.2	0.6
Income (loss) from continuing operations before income taxes	10.7	1.1	(54.5)	(4.9)		37.6	3.1
Provision (benefit) for income taxes	4.9	0.5	(1.4)	(0.1)		13.2	1.1
Income (loss) from continuing operations	5.8	0.6	(53.1)	(4.8)		24.4	2.0
Loss from discontinued operations, net of tax	-	-	(0.1)	-		(2.7)	(0.2)
Net income (loss)	$5.8	0.6%	$(53.2)	(4.8	) %	$21.7	1.8%

Year Ended July 31, 2010 Compared to Year Ended July 25, 2009

    Revenues. As a result of our fiscal year end date, fiscal 2010 has 53 weeks compared to 52 weeks in fiscal 2009. The following table presents information regarding total revenues by type of customer for the fiscal years ended July 31, 2010 and July 25, 2009, including the additional week in fiscal 2010 (totals may not add due to rounding):

	Fiscal Year Ended
	2010		2009			%
	Revenue	% of Total	Revenue	% of Total	Decrease	Decrease
	(Dollars in millions)
Telecommunications	$783.6	79.2%	$860.0	77.7%	$(76.4)	(8.9)%
Underground facility locating	176.3	17.8%	184.5	16.7%	(8.1)	(4.4)%
Electric and gas utilities and other customers	28.7	3.0%	62.5	5.6%	(33.8)	(54.1)%
Total contract revenues	$988.6	100.0%	$1,106.9	100.0%	$(118.3)	(10.7)%

    Revenues decreased $118.3 million, or 10.7%, during fiscal 2010 as compared to fiscal 2009. The decrease was the result of a $76.4 million decrease in specialty contracting services provided to telecommunications customers, a $33.8 million decrease in revenues from construction and maintenance services provided to electric and gas utilities and other customers, and a $8.1 million decrease in underground facility locating customers.

    Specialty construction services provided to telecommunications companies were $783.6 million during fiscal 2010 which included an additional week required by our fiscal calendar, compared to $860.0 million during fiscal 2009, a decrease of 8.9%. During fiscal 2009, we performed restoration services totaling $23.0 million related to the hurricanes that impacted the Southern United States in 2008 and related to the winter storms during the third fiscal quarter of 2009. There were minimal storm restoration services performed during fiscal 2010. We also experienced decreases as a result of reduced spending by a number of our significant customers, including a $70.6 million decrease for a customer engaged in a fiber deployment project, and a $9.8 million net decrease for installation, maintenance and construction services provided to leading cable multiple system operators. Additionally, there was a $7.8 million decrease in work performed for a significant telephone customer maintaining and upgrading their network as compared to the prior year. Partially offsetting these decreases was a $27.0 million increase in services to a significant telephone customer that merged with another telephone customer in July 2009 and a $6.2 million increase for a significant telephone customer upgrading and deploying fiber to their network. Other customers had net increases of $1.6 million during fiscal 2010 as compared to fiscal 2009.

    Total revenues from underground facility locating customers during fiscal 2010 were $176.3 million which included an additional week required by our fiscal calendar, compared to $184.5 million during fiscal 2009, a decrease of 4.4%. The decrease resulted from declines in customer demand levels as general economic weakness continued during the fiscal year resulting in a lower level of construction activity and from difficult weather conditions that impacted the third quarter of fiscal 2010. Additionally, revenue during fiscal 2009 included $0.9 million of restoration work related to the hurricanes that impacted the Southern United States.

    Total revenues from electric and gas utilities and other construction and maintenance customers during fiscal 2010 were $28.7 million which included an additional week required by our fiscal calendar, compared to $62.5 million during fiscal 2009, a decrease of 54.1%.  The decrease was primarily attributable to a decline in construction work performed for gas customers, including gas pipeline projects for two customers that were completed during fiscal 2009. Additionally, during fiscal 2009 we performed $0.4 million of restoration work related to the hurricanes that impacted the Southern United States compared to none during fiscal 2010.

    Costs of Earned Revenues. Costs of earned revenues were $810.1 million during fiscal 2010 which included an additional week required by our fiscal calendar, compared to $894.9 million during 2009, a decrease of $84.8 million. Included in costs of earned revenues for fiscal 2010 is a $1.6 million charge in connection with the settlement of a legal matter. Excluding such charge, there was a net $86.4 million decrease in costs of earned revenues. This decline was composed of variances in direct labor and subcontractor costs taken together, and other direct costs which decreased $76.1 million, and $13.6 million, respectively, partially offset by a $3.3 million increase in direct materials. The decrease in total cost of earned revenues was primarily due to lower levels of operations during fiscal 2010 as compared to fiscal 2009.

    Costs of earned revenues as a percentage of contract revenues increased 1.1% for fiscal 2010 as compared to fiscal 2009 due in part to the $1.6 million charge related to the legal settlement referred to above, or 0.2% of contract revenues. Excluding the legal settlement charge, costs of earned revenues as a percentage of contract revenues increased 0.9% for fiscal 2010 compared to fiscal 2009.  During fiscal 2010, our mix of work included a higher level of projects where we provided materials to the customer. As a result, direct materials increased 1.0% as a percentage of total revenue. In addition, labor and subcontractor costs represented a lower percentage of total revenue in fiscal 2010 and decreased 0.4% compared to the same period last year. The overall decrease in labor and subcontractor costs as a percentage of revenue was net of the impact of reduced efficiency from lower operating levels in fiscal 2010 and generally higher training costs. Fuel costs increased 0.3% as a percentage of contract revenues as compared to the same period last year due to increases in the price of gasoline and diesel fuel during fiscal 2010.

    General and Administrative Expenses. General and administrative expenses decreased $0.6 million to $98.1 million during fiscal 2010 as compared to $98.7 million for fiscal 2009. The decrease in total general and administrative expenses primarily resulted from a reduction of incentive pay expense due to lower operating results and from a reduction in legal and professional fees. The decrease was offset by the impact of 53 weeks of results included in fiscal 2010 as compared to 52 weeks in fiscal 2009. Additionally, stock-based compensation expense decreased to $3.4 million during fiscal 2010 as compared to $3.9 million during fiscal 2009 from reduced performance-based restricted stock expense as a result of not meeting fiscal 2010 performance criteria.

    General and administrative expenses as a percentage of contract revenues were 9.9% and 8.9% for fiscal 2010 and fiscal 2009, respectively. The increase in general and administrative expenses as a percentage of contract revenues reflects lower absorption of office and support costs and certain payroll costs.

    Depreciation and Amortization.   Depreciation and amortization decreased to $63.6 million during fiscal 2010 from $65.4 million during fiscal 2009 and increased as a percentage of contract revenues to 6.4% compared to 5.9% from fiscal year 2009. The decrease in amount was primarily a result of certain assets becoming fully depreciated and certain assets being sold during fiscal 2009 and fiscal 2010. Amortization expense of intangible assets also decreased during fiscal 2010 as compared to the prior year periods as certain assets became fully amortized.

    Goodwill Impairment Charge. During fiscal 2010, there were no goodwill impairment charges. During the second quarter of fiscal 2009, we recognized a goodwill impairment charge of $94.4 million that included impairments at the following reporting units: Broadband Installation Services (now Broadband Express) for $14.8 million, C-2 Utility Contractors for $9.2 million, Ervin Cable Construction for $15.7 million, Nichols Communications for $2.0 million, Stevens Communications for $2.4 million and UtiliQuest for $50.5 million. This charge was the result of an interim test for impairment reflecting valuation assumptions as of the end of our second quarter of fiscal 2009. Our interim analysis was finalized in the third quarter of fiscal 2009 and no further charges were incurred during fiscal 2009.

    Interest Income and Expense. Interest income was less than $0.1 million during fiscal 2010 as compared to $0.3 million during fiscal 2009. The decrease is the result of lower interest yield earned on cash balances during the period.

    Interest expense was $14.3 million for fiscal 2010 as compared to $14.7 million for fiscal 2009. The decrease reflects reduced interest expense on our senior subordinated notes as a result of the buyback of $14.65 million principal amount of the notes during fiscal 2009 and reduced balances for letters of credit. Additionally, we had no borrowings under our Credit Agreement during 2010 compared to $30.0 million which was borrowed and repaid during 2009.

    Other Income, Net. Other income increased to $8.1 million during fiscal 2010 from $6.6 million during fiscal 2009. During fiscal 2009, other income included a gain of $3.0 million on extinguishment of debt related to the buyback of $14.65 million principal amount of our senior subordinated notes due 2015.  Additionally, other income during fiscal 2009 includes a charge of $0.6 million for the write-off of deferred financing costs when we replaced the existing credit agreement during the first quarter of fiscal 2009. Excluding these items, other income increased $4.0 million as the result of a greater number of assets sold and improved pricing during the current year as compared to the prior year.

    Income Taxes. The following table presents our income tax expense and effective income tax rate for continuing operations for fiscal 2010 and 2009:

	Fiscal Year Ended
	2010	2009
	(dollars in millions)
Income tax provision (benefit)	$4.9	$(1.4)
Effective income tax rate	45.5%	2.6%

    Our effective income tax rates for fiscal 2010 and fiscal 2009 differ from the statutory rate for the tax jurisdictions where we operate as a result of several factors. Specifically, during fiscal 2010 and fiscal 2009, the provision for income taxes included the reversal of $1.2 million and $1.5 million, respectively, of certain income tax liabilities which were no longer required due to the expiration of statutes of limitation.  In addition, in the first quarter of fiscal 2010 we recognized a non-cash income tax charge of $1.1 million for a valuation allowance on a deferred tax asset associated with an investment that became impaired for tax purposes. Further, only a portion of the fiscal 2009 goodwill impairment charge was deductible for income tax purposes. Other variations in our tax rate are attributable to tax credits recognized and the impact of non-deductible and non-taxable items in relation to our pre-tax results during the period.  As of July 31, 2010, we had total unrecognized tax benefits of approximately $2.0 million, which would reduce our effective tax rate during the periods recognized if it is determined that those liabilities are not required.

    Income (loss) from Continuing Operations. Income from continuing operations was $5.8 million for fiscal 2010 as compared to a loss of $53.1 million for fiscal 2009.

    Discontinued Operations. During fiscal 2007, a wholly-owned subsidiary of the Company, Apex notified its primary customer of its intention to cease performing installation services in accordance with its contractual rights. Effective December 2006, this customer, a satellite broadcast provider, transitioned its installation service requirements to others and Apex ceased providing these services. As a result, we discontinued the operations of Apex.  Apex did not have material operations in fiscal 2009 or 2010.

    Net Income (loss). Net income was $5.8 million for fiscal 2010 as compared to a net loss of $53.2 million for fiscal 2009.

Year Ended July 25, 2009 Compared to Year Ended July 26, 2008

    Revenues. The following table presents information regarding total revenues by type of customer for the fiscal years ended July 25, 2009 and July 26, 2008 (totals may not add due to rounding):

	Fiscal Year Ended
	2009		2008			%
	Revenue	% of Total	Revenue	% of Total	Decrease	Decrease
	(Dollars in millions)
Telecommunications	$860.0	77.7%	$937.0	76.2%	$(77.0)	(8.2)%
Underground facility locating	184.5	16.7%	217.6	17.7%	(33.2)	(15.2)%
Electric and gas utilities and other customers	62.5	5.6%	75.3	6.1%	(12.9)	(17.1)%
Total contract revenues	$1,106.9	100.0%	$1,230.0	100.0%	$(123.1)	(10.0)%

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

    Costs of earned revenues as a percentage of contract revenues decreased 1.4% for fiscal 2009 as compared to fiscal 2008. Excluding the $8.2 million wage and hour class action settlement charge in fiscal 2008, or 0.7% of contract revenues, labor and subcontractor costs as a percentage of contract revenues increased 0.6% as the result of higher labor costs in relation to work volume during fiscal 2009. Fuel costs decreased 1.0% as a percentage of contract revenues compared to fiscal 2008. Excluding the $1.7 million reversal of a pre-acquisition liability in fiscal 2008, or 0.1% of contract revenues, we experienced a decrease in other direct costs of 0.9% compared to fiscal 2008 primarily due to lower vehicle and equipment costs, and improved safety performance during fiscal 2009 which lowered our claims costs. Offsetting these decreases was a 0.5% increase in direct materials as a percentage of contract revenue resulting from a higher portion of projects where we provided materials to the customer.

    General and administrative expenses. General and administrative expenses decreased $0.2 million to $98.7 million for fiscal 2009 as compared to $98.9 million for fiscal 2008. General and administrative expenses as a percentage of contract revenues were 8.9% and 8.0% for fiscal 2009 and fiscal 2008, respectively. The decline in the amount of general and administrative expenses primarily resulted from a reduction in stock-based compensation expense, which decreased to $3.9 million during fiscal 2009 from $5.2 million for fiscal 2008. Partially offsetting the dollar amount of the decline was an increase in expenses related to information technology and development initiatives including payroll, professional fees and other expenses. These initiatives are designed to reduce operating costs and improve efficiency and contributed to the increase in general and administrative expenses as a percentage of contract revenues. Additionally, some of our expenses, such as certain office and support costs and certain payroll costs, do not proportionately change as fluctuations in revenue occur. During fiscal 2009, these types of costs contributed to the increase in general and administrative expenses as a percentage of contract revenues as compared to fiscal 2008.

    Depreciation and Amortization. Depreciation and amortization decreased to $65.4 million for fiscal 2009 from $67.3 million for fiscal 2008 and increased as a percentage of contract revenues to 5.9% compared to 5.5% from fiscal year 2008. The decrease in amount was primarily a result of certain assets becoming fully depreciated in fiscal 2009 and certain assets being sold during fiscal 2009. Amortization expense also decreased in fiscal 2009 as the result of reduced amortization of customer relationship intangible assets related to certain prior acquisitions.

    Goodwill impairment charge. During the second quarter of fiscal 2009, we recognized a goodwill impairment charge of $94.4 million that included impairments at the following reporting units: Broadband Installation Services for $14.8 million, C-2 for $9.2 million, Ervin for $15.7 million, Nichols for $2.0 million, Stevens for $2.4 million and UtiliQuest for $50.5 million. This charge was the result of an interim test for impairment reflecting valuation assumptions as of the end of our second quarter of fiscal 2009. Our interim analysis was finalized in the third quarter of fiscal 2009 and no further charges were incurred during fiscal 2009. During fiscal 2008, we recognized a goodwill impairment charge of approximately $9.7 million in total related to our Nichols Construction reporting units and our Stevens Communications reporting unit as a result of our fiscal 2008 annual impairment analysis.

    Interest Income. Interest income decreased to $0.3 million during fiscal 2009 as compared to $0.7 million during fiscal 2008. The decrease is primarily a result of lower interest yields earned on cash balances during the periods.

    Interest Expense. Interest expense was $14.7 million for fiscal 2009 as compared to $13.1 million for fiscal 2008. The increase in interest expense reflects borrowings under our prior $210.0 million credit agreement during the period and higher overall borrowing costs. These increases were partially offset by reduced interest expense on our senior subordinated notes as a result of the buyback of $14.65 million principal amount of the notes during fiscal 2009.

    Other Income, Net. Other income decreased to $6.6 million for fiscal 2009 compared to $7.2 million for fiscal 2008. Other income for fiscal 2009 included a gain of $3.0 million on the extinguishment of debt resulting from the buyback of $14.65 million principal amount of our senior subordinated notes due 2015 and a charge of $0.6 million for the write-off of deferred financing costs. Excluding these items, other income decreased $3.1 million as the result of fewer assets being sold during fiscal 2009 compared to fiscal 2008.

    Income Taxes. The following table presents our income tax expense and effective income tax rate for continuing operations for fiscal 2009 and 2008 (dollars in millions):

	Fiscal Year Ended
	2009	2008
	(dollars in millions)
Income tax provision (benefit)	$(1.4)	$13.2
Effective income tax rate	2.6%	35.1%

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

    Discontinued Operations. The following table presents our results from discontinued operations for fiscal 2009 and 2008:

	Fiscal Year Ended
	2009	2008
	(Dollars in thousands)
Contract revenues of discontinued operations	$-	$-
Loss of discontinued operations before income taxes	$(144)	$(4,524)
Loss of discontinued operations, net of tax	$(86)	$(2,726)

    The operations of Apex were discontinued in December 2006 and there were no contract revenues earned during fiscal 2009 or fiscal 2008. The loss from discontinued operations for the fiscal 2008 period was primarily the result of a $1.2 million legal charge associated with a legal settlement.

    Net Income (loss). Net loss was $53.2 million for fiscal 2009 as compared to net income of $21.7 million for fiscal 2008.

Liquidity and Capital Resources

    Capital requirements.   Historically, our sources of cash have been operating activities, long-term debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Our working capital needs vary based upon our level of operations and generally increase with higher levels of revenues. Our working capital is also impacted by the time it takes us to collect our accounts receivable for work performed for customers. Cash and cash equivalents totaled $103.3 million at July 31, 2010 compared to $104.7 million at July 25, 2009.  Cash decreased for fiscal 2010 primarily as a result of capital expenditures and share repurchases, offset by cash provided from operations. Working capital (total current assets less total current liabilities) increased by $8.4 million to $225.6 million at July 31, 2010 compared to $217.2 million at July 25, 2009.

    Capital resources are primarily used to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. We periodically borrow from and repay our credit facility based on our cash requirements. Additionally, to the extent we make acquisitions that involve consideration other than our stock, buyback our common stock or repurchase or call our senior subordinated notes, our capital requirements may increase. We believe that none of our major customers are experiencing significant financial difficulty as of July 31, 2010 that will materially affect our cash flows or liquidity.

	Fiscal Year Ended
	2010	2009	2008
	(Dollars in millions)
Provided by operating activities	$54.1	$126.6	$104.3
Used in investing activities	$(46.6)	$(25.4)	$(62.1)
Used in financing activities	$(8.9)	$(18.6)	$(39.0)

    Cash from operating activities. During fiscal 2010, net cash provided by operating activities was $54.1 million. Non-cash items during fiscal 2010 were primarily depreciation and amortization, gain on disposal of assets, stock-based compensation, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities contributed $14.2 million of operating cash flow during fiscal 2010. Working capital changes that contributed operating cash flow during fiscal 2010 included decreases in accounts receivable and net costs and estimated earnings in excess of billings of $4.6 million and $0.8 million, respectively. Additionally, cash increased by $3.3 million as a result of the receipt of fiscal 2009 income tax refunds.  Working capital changes that used operating cash flow during fiscal 2010 were declines in other accrued liabilities and accrued insurance claims of $14.0 million due to reduced level of operations. Additionally, we had decreases in accounts payable of $1.6 million due to the timing of applicable payments. Other uses of working capital included net increases in other current and other non-current assets of $7.4 million primarily for increased levels of inventory and other prepaid assets.

    Based on average daily revenue during the applicable quarter, days sales outstanding calculated for accounts receivable, net was 38 days as of July 31, 2010 compared to 39 days of as July 25, 2009. Days sales outstanding calculated for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, were 23 days as of July 31, 2010 and July 25, 2009.  The decrease in combined days sales outstanding for accounts receivable and costs and estimated earnings in excess of billings is due to overall improvement in billing and collection activities and the payment practices of our customers.

    During fiscal 2009, net cash provided by operating activities was $126.6 million. Non-cash items that impacted our net loss during fiscal 2009 were primarily depreciation and amortization, goodwill impairment charges, gain on disposal of assets, stock-based compensation, gain on debt extinguishment, write-off of deferred financing costs and deferred income taxes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities contributed $26.9 million of operating cash flow during fiscal 2009. The primary working capital sources during fiscal 2009 were decreases in accounts receivable and net costs and estimated earnings in excess of billings of $29.5 million and $26.8 million, respectively. These decreases relate primarily to reduced fiscal 2009 period billing as a result of a decline in revenue and the collection activity and payment patterns of our customers. Based on average daily revenue during the applicable quarter, days sales outstanding calculated for accounts receivable, net was 39 days as of July 25, 2009 compared to 41 days at July 26, 2008. Days sales outstanding calculated for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, were 23 days as of July 25, 2009 compared to 26 days at July 26, 2008.  The decrease in combined days sales outstanding for accounts receivable and costs and estimated earnings in excess of billings in fiscal 2009 as compared to fiscal 2008 was due to an overall improvement in billing and collection activities and an increased percentage of revenues from customers with faster payment patterns. We also had net increases in other current and other noncurrent assets of $1.8 million primarily as a result of a decrease in prepaid insurance and other prepaid costs. Working capital changes that used operating cash flow during fiscal 2009 included decreases in accrued insurance claims and other liabilities of $27.2 million. These decreases were primarily attributable to payments of approximately $8.6 million in connection with a wage and hour class action settlement, $1.2 million for the settlement of a legal claim at Apex, payments totaling $4.7 million for a group of accrued insurance claims, and overall decreases in other accrued liabilities due to the reduced level of operations during fiscal 2009 as compared to fiscal 2008. Additionally, there were decreases in accounts payable of $3.0 million due to the timing of the receipt and payment of invoices and an increase in income tax receivables of $1.0 million due to the timing of applicable tax payments.

    During fiscal 2008, net cash provided by operating activities was $104.3 million, comprised primarily of net income, adjusted for non-cash items. Non-cash items during fiscal 2008 primarily included depreciation and amortization, gain on disposal of assets, stock based compensation, and a goodwill impairment charge. Changes in working capital and changes in other long term assets and liabilities provided $9.1 million of operating cash flow during fiscal 2008. Decreases in accounts receivable and costs and estimated earnings in excess of billings, net, contributed $0.5 million and $0.9 million, respectively, due to fiscal 2008 period billing and collection activity and the payment patterns of our customers. Based on fourth quarter revenues, days sales outstanding for accounts receivable, net was 41 days as of July 26, 2008 compared to 42 days at July 28, 2007. Based on fourth quarter revenues, days sales outstanding for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, was 26 days as of July 26, 2008 compared to 27 days at July 28, 2007. The decrease in combined days sales outstanding for accounts receivable and costs and estimated earnings in excess of billings in fiscal 2008 as compared to fiscal 2007 was due to overall improvement in billing and collection activities and the payment practices of our customers. Other components of the working capital changes and other long term asset and liability changes that contributed operating cash flow during fiscal 2008 were increases in accounts payable of $2.2 million due to the timing of the receipt and payment of invoices, increases in accrued liabilities of $8.5 million due to the legal settlements described above, and increases in accrued insurance claims due to higher levels of incurred claims in relation to payments made during the period. The payment of income taxes used operating cash flows of $3.0 million during fiscal 2008.

    Cash used in investing activities. During fiscal 2010, net cash used in investing activities was $46.6 million.  Capital expenditures of $55.4 million were offset in part by proceeds from the sale of assets of $8.8 million, primarily vehicles and equipment.  Capital expenditures increased primarily as a result of our replacement of assets and spending on equipment to address new work opportunities.

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

    During fiscal 2008 net cash used in investing activities was $62.1 million. Capital expenditures were $72.1 million offset in part by $9.7 million in proceeds from the sale of assets. Increases in restricted cash during fiscal 2008 related to funding provisions of our insurance claims program resulted in the use of $0.3 million. During fiscal 2008, we received $0.5 million in satisfaction of indemnification claims in connection with the acquisition of Broadband Installation Services (formerly Cable Express).

    Cash used in financing activities. Net cash used in financing activities was $8.9 million for fiscal 2010.  During fiscal 2010, we paid $3.2 million for debt issuance costs in connection with entering into a new five-year $225.0 million Credit Agreement in June 2010. In addition, we paid $1.0 million for principal payments on capital leases. During fiscal 2010, we repurchased 475,602 shares of our common stock, at an average price of $9.44 per share, in open market transactions. Payments for the repurchase of these shares totaled $4.5 million. In addition, we withheld shares of restricted share units and paid $0.3 million to tax authorities in order to meet payroll tax withholdings obligations on restricted units that vested to certain officers and employees during those periods. Additionally, we received less than $0.1 million from the exercise of stock options and received excess tax benefits of less than $0.1 million from the vesting of restricted share units.

    Net cash used in financing activities was $18.6 million for fiscal 2009. During fiscal 2009, we paid $1.8 million for debt issuance costs in connection with entering into our prior credit facility in September 2008 and we borrowed and repaid $30.0 million under the facility. In addition, we paid $2.3 million for principal amounts owed on capital leases and purchased $14.65 million principal amount of our senior subordinated notes due 2015 for $11.3 million. During fiscal 2009, we repurchased 450,000 shares of our common stock in open market transactions for $2.9 million at an average price of $6.48 per share. In addition, during fiscal 2009, we withheld shares of restricted units and paid $0.2 million to tax authorities in order to meet payroll tax withholding obligations on restricted share units that vested to certain of our officers and employees during those periods.

    During fiscal 2008, net cash used in financing activities was $39.0 million. This included total borrowings of $30.0 million and repayments of $40.0 million against outstanding borrowings under our previous credit agreement. In addition, we paid $3.5 million for principal payments on our capital leases. During fiscal 2008, we repurchased 1,693,500 shares of our common stock for $25.2 million in open market transactions at an average price of $14.83 per share. During fiscal 2008, we withheld 81,680 shares of restricted stock/units and paid approximately $2.1 million to the appropriate tax authorities in order to meet payroll tax withholding obligations on restricted stock and restricted share units that vested to our officers and employees. We received $1.3 million from the exercise of stock options for fiscal 2008 and received excess tax benefits of $0.5 million from the exercise of stock options and vesting of restricted share units.

    Compliance with Notes and Credit Agreement

    The indenture governing our senior subordinated notes contains covenants that restrict our ability to, among other things:

●	make certain payments, including the payment of dividends;

●	redeem or repurchase our capital stock;

●	incur additional indebtedness and issue preferred stock;

●	make investments or create liens;

●	enter into sale and leaseback transactions;

●	merge or consolidate with another entity;

●	sell certain assets; and

●	enter into transactions with affiliates.

    As of July 31, 2010, the principal amount outstanding under the Notes was $135.35 million and we were in compliance with the covenants and conditions under the indenture governing the Notes.

    On June 4, 2010, the Company entered into a new five-year $225.0 million Credit Agreement with a syndicate of banks. The Credit Agreement has an expiration date of June 4, 2015 and provides for a maximum borrowing of $225.0 million, including a sublimit of $100.0 million for the issuance of letters of credit. Subject to certain conditions, the Credit Agreement provides for the ability to enter into one or more incremental facilities in an aggregate amount not to exceed $75.0 million, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans. The Credit Agreement replaces the Company’s prior credit facility (the “Prior Agreement”) which was due to expire in September 2011.

    Borrowings under the Credit Agreement (other than swingline loans) bear interest at a rate equal to either (a) the administrative agent’s base rate, described in the Credit Agreement as the highest of (i) the federal funds rate plus 0.50%; (ii) the administrative agent’s prime rate; and (iii) the eurodollar rate (described in the Credit Agreement as the British Bankers Association LIBOR Rate, divided by one (1) minus a reserve percentage (as described in the Credit Agreement) plus 1.00%, or (b) the eurodollar rate, plus, in each case, an applicable margin based on our consolidated leverage ratio.  Swingline loans bear interest at a rate equal to the administrative agent’s base rate plus a margin based on our consolidated leverage ratio.  Based on our current consolidated leverage ratio, revolving borrowings would be eligible for a margin of 1.50% for borrowings based on the administrative agent’s base rate and 2.50% for borrowings based on the eurodollar rate.

    We pay a quarterly facility fee, at rates that range from 0.500% to 0.625% of the unutilized commitments depending on our leverage ratio. The Credit Agreement also requires the payment of fees for outstanding letters of credit and unutilized commitments, in each case based on our consolidated leverage ratio. Based on our current consolidated leverage ratio, fees for outstanding letters of credit and fees for unutilized commitments would be 1.250% and 0.50% per annum, respectively. Our obligations under the Credit Agreement are guaranteed by certain subsidiaries and secured by a pledge of (i) 100% of the equity of our material domestic subsidiaries and (ii) 100% of the non-voting equity and 65% of the voting equity of first-tier material foreign subsidiaries, if any, in each case excluding certain unrestricted subsidiaries.

    The Credit Agreement contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, sale-leaseback transactions, transactions with affiliates and capital expenditures.  The Credit Agreement contains financial covenants that require us to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.00, as measured at the end of each fiscal quarter and (ii) maintain a consolidated interest coverage ratio of not less than 2.75 to 1.00 for fiscal quarters ending July 31, 2010 through April 28, 2012 and not less than 3.00 to 1.00 for the fiscal quarter ending July 28, 2012 and each fiscal quarter thereafter, as measured at the end of each fiscal quarter. As of July 31, 2010, we had no outstanding borrowings and $44.1 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are issued as part of our insurance program. At July 31, 2010, we had additional borrowing availability of up to $124.1 million, as determined by the most restrictive covenants of the Credit Agreement, and we were in compliance with the financial covenants.

    Contractual Obligations.  The following tables set forth our outstanding contractual obligations, including related party leases, as of July 31, 2010:

	Less than 1 Year	Years 1-3	Years 3 - 5	Greater than 5 Years	Total
	(Dollars in thousands)
Senior subordinated notes due 2015	$-	$-	$-	$135,350	$135,350
Interest payments on debt (excluding capital leases)	10,997	21,994	21,994	5,499	60,484
Capital lease obligations (including interest)	47	-	-	-	47
Operating lease obligations	8,313	11,245	6,783	3,894	30,235
Employment agreements	2,962	1,719	-	-	4,681
Purchase and other contractual obligations	10,609	-	-	-	10,609
Total	$32,928	$34,958	$28,777	$144,743	$241,406

    Purchase and other contractual obligations in the above table primarily include vehicles and equipment ordered under contract but not yet received by the Company.

    Our consolidated balance sheet as of July 31, 2010 includes a long term liability of approximately $24.8 million for Accrued Insurance Claims.  This liability has been excluded from the above table as the timing of any cash payments is uncertain. See Note 8 of the Notes to our Consolidated Financial Statements for additional information regarding our accrued insurance claims liability.

    The liability for unrecognized tax benefits for uncertain tax positions at July 31, 2010 was $2.0 million and is included in other liabilities in our consolidated balance sheet.  This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

    Off-Balance Sheet Arrangements.  We have obligations under performance bonds related to certain of our customer contracts.  Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our obligations under a contract.  As of July 31, 2010, we had $44.4 million of outstanding performance bonds and no events have occurred in which customers have exercised their rights under the performance bonds.

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

    Although the distress in the financial markets has not significantly impacted our financial position as of July 31, 2010, management continues to monitor the financial markets and assess general economic conditions. If further changes in financial markets or other areas of the economy adversely impact our ability to access capital markets, we would expect to rely on a combination of available cash and the existing committed credit facility to provide short-term funding. We believe that our cash investment policies are conservative and we expect that the current volatility in the capital markets will not have a material impact on our cash investments.

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

    Our backlog totaled $1.114 billion and $935.4 million at July 31, 2010 and July 25, 2009, respectively. We expect to complete 57.5% of the July 31, 2010 backlog during fiscal 2011.

Seasonality and Quarterly Fluctuations

    Our revenues are affected by seasonality as a significant portion of the work we perform is outdoors. Consequently, our operations are impacted by extended periods of inclement weather. Generally, inclement weather is more likely to occur during the winter season which falls during our second and third fiscal quarters. Also, a disproportionate percentage of total paid holidays fall within our second quarter, which decreases the number of available workdays. Additionally, our customer premise equipment installation activities for cable providers historically decrease around calendar year end holidays as their customers generally require less activity during this period. As a result, we may experience reduced revenue in the second or third quarters of our fiscal years.

    In addition, we have experienced and expect to continue to experience quarterly variations in revenues and net income as a result of other factors, including:

●
our fiscal year which ends on the last Saturday in July, and as a result, fiscal 2010 consisted of 53 weeks with the fourth quarter having 14 weeks of operations, as compared to other fiscal years consisting of 52 weeks with the fourth quarter having 13 weeks;

●	the timing and volume of customers’ construction and maintenance projects;

●	seasonal budgetary spending patterns of customers and the timing of their budget approvals;

●	the commencement or termination of master service agreements and other long-term agreements with customers;

●	costs incurred to support growth internally or through acquisitions;

●	fluctuations in results of operations caused by acquisitions;

●	fluctuations in the employer portion of payroll taxes as a result of reaching the limitation on payroll withholding obligations;

●	changes in the mix of customers, contracts, and business activities;

●	fluctuations in insurance expense due to changes in claims experience and actuarial assumptions;

●	fluctuations in stock-based compensation expense as a result of performance criteria in performance-based share awards, as well as the timing and vesting period of all stock-based awards;

●	fluctuations in incentive pay as a result of operating results;

●	fluctuations in interest expense due to levels of debt and related borrowing costs;

●	fluctuations in other income as a result of the timing and levels of capital assets sold during the period; and

●	fluctuations in income tax expense due to levels of taxable earnings and non-deductible items.

    Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

Recently Issued Accounting Pronouncements

    Refer to Note 1 of Notes to the Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

    We are exposed to market risks related to interest rates on our cash and equivalents and our debt obligations. We monitor the effects of market changes on interest rates and manage interest rate risks by investing in short-term cash equivalents with market rates of interest and by maintaining a mix of fixed and variable rate debt. A hypothetical 100 basis point increase in interest rates would result in an increase to annual earnings of approximately $1.0 million if our cash and equivalents held as of July 31, 2010 were to be fully invested in interest bearing financial instruments.

    Our revolving credit facility permits borrowings at a variable rate of interest; however, we had no outstanding borrowings as of July 31, 2010. Outstanding long-term debt at July 31, 2010 included approximately $135.35 million of our senior subordinated notes due in 2015, which bear a fixed rate of interest of 8.125%. Due to the fixed rate of interest on the Notes, changes in interest rates would not have an impact on the related interest expense. The fair value of the outstanding Notes totaled approximately $134.3 million as of July 31, 2010, based on quoted market prices. There exists market risk sensitivity on the fair value of the fixed rate Notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $3.0 million, calculated on a discounted cash flow basis.

    We also have market risk for foreign currency exchange rates related to our operations in Canada. As of July 31, 2010, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.

Item 8. Financial Statements and Supplementary Data.

    Our consolidated financial statements and related notes and Report of Independent Registered Public Accounting Firm follow on subsequent pages of this report.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 31, 2010 AND JULY 25, 2009

	July 31,	July 25,
	2010	2009
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$103,320	$104,707
Accounts receivable, net	110,117	116,968
Costs and estimated earnings in excess of billings	66,559	67,111
Deferred tax assets, net	14,944	15,779
Income taxes receivable	3,626	7,016
Inventories	16,058	8,303
Other current assets	8,137	7,323
Total current assets	322,761	327,207

PROPERTY AND EQUIPMENT, NET	136,028	142,132
GOODWILL	157,851	157,851
INTANGIBLE ASSETS, NET	49,625	56,056
OTHER	13,291	10,211
TOTAL NON-CURRENT ASSETS	356,795	366,250
TOTAL	$679,556	$693,457

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,881	$28,977
Current portion of debt	47	926
Billings in excess of costs and estimated earnings	376	151
Accrued insurance claims	28,086	27,386
Other accrued liabilities	42,813	52,590
Total current liabilities	97,203	110,030

LONG-TERM DEBT	135,350	135,377
ACCRUED INSURANCE CLAIMS	24,844	29,759
DEFERRED TAX LIABILITIES, NET NON-CURRENT	24,159	22,910
OTHER LIABILITIES	3,445	4,758
Total liabilities	285,001	302,834

COMMITMENTS AND CONTINGENCIES, Notes 10, 11, 16 and 18

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	-	-
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 38,656,190 and 38,998,513 issued and outstanding, respectively	12,885	12,999
Additional paid-in capital	170,209	172,112
Accumulated other comprehensive income	169	69
Retained earnings	211,292	205,443
Total stockholders' equity	394,555	390,623
TOTAL	$679,556	$693,457

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2010, JULY 25, 2009, AND JULY 26, 2008

	2010	2009	2008
	(Dollars in thousands, except per share amounts)

REVENUES:
Contract revenues	$988,623	$1,106,900	$1,229,956

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	810,064	894,885	1,011,219
General and administrative (including stock-based compensation expense of $3.4 million, $3.9 million, and $5.2 million, respectively)	98,140	98,732	98,942
Depreciation and amortization	63,607	65,435	67,288
Goodwill impairment charge	-	94,429	9,672
Total	971,811	1,153,481	1,187,121

Interest income	97	261	691
Interest expense	(14,272)	(14,743)	(13,096)
Other income, net	8,093	6,564	7,154

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	10,730	(54,499)	37,584

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	2,960	4,796	15,221
Deferred	1,921	(6,201)	(2,041)
Total	4,881	(1,405)	13,180

INCOME (LOSS) FROM CONTINUING OPERATIONS	5,849	(53,094)	24,404

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	-	(86)	(2,726)

NET INCOME (LOSS)	$5,849	$(53,180)	$21,678

EARNINGS (LOSS) PER COMMON SHARE - BASIC:

Income (loss) from continuing operations	$0.15	$(1.35)	$0.60
Loss from discontinued operations	-	-	(0.07)
Net income (loss)	$0.15	$(1.35)	$0.54

EARNINGS (LOSS) PER COMMON SHARE - DILUTED:

Income (loss) from continuing operations	$0.15	$(1.35)	$0.60
Loss from discontinued operations	-	-	(0.07)
Net income (loss)	$0.15	$(1.35)	$0.53

SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON SHARE:
Basic	38,931,029	39,254,813	40,417,945

Diluted	38,996,866	39,254,813	40,601,739

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 31, 2010, JULY 25, 2009, AND JULY 26, 2008

				Accumulated Other
	Common Stock		Additional	Comprehensive	Retained
	Shares	Amount	Paid-in Capital	Income (Loss)	Earnings
	(Dollars in thousands)

Balances at July 28, 2007	41,005,106	$13,668	$191,837	$75	$239,051
Adoption of ASC Topic 740 (formerly FASB Interpretation No. 48)	-	-	-	-	(2,106)
Stock options exercised	63,878	21	1,318	-	-
Tax benefit from stock option and restricted stock plans	-	-	590	-	-
Stock-based compensation expense	-	-	5,040	-	-
Restricted stock repurchased for tax withholdings	(81,680)	(27)	(2,120)	-	-
Issuance of restricted stock, net of cancellations	58,216	20	96	-	-
Repurchase of common stock	(1,693,500)	(565)	(24,594)	-	-
Other comprehensive income	-	-	-	111	-
Net income	-	-	-	-	21,678
Balances at July 26, 2008	39,352,020	13,117	172,167	186	258,623
Stock options exercised	1,200	1	16	-	-
Tax deficit from stock option and restricted stock plans	-	-	(925)	-	-
Stock-based compensation expense	-	-	3,798	-	-
Restricted stock repurchased for tax withholdings	(33,597)	(11)	(236)	-	-
Issuance of restricted stock, net of cancellations	128,890	42	57	-	-
Repurchase of common stock	(450,000)	(150)	(2,765)	-	-
Other comprehensive loss	-	-	-	(117)	-
Net loss	-	-	-	-	(53,180)
Balances at July 25, 2009	38,998,513	12,999	172,112	69	205,443
Stock options exercised	4,841	2	31	-	-
Tax deficit from stock option and restricted stock plans	-	-	(603)	-	-
Stock-based compensation expense	-	-	3,316	-	-
Restricted stock repurchased for tax withholdings	(31,749)	(11)	(263)	-	-
Issuance of restricted stock, net of cancellations	160,187	54	(54)	-	-
Repurchase of common stock	(475,602)	(159)	(4,330)	-	-
Other comprehensive income	-	-	-	100	-
Net income	-	-	-	-	5,849
Balances at July 31, 2010	38,656,190	$12,885	$170,209	$169	$211,292

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2010, JULY 25, 2009, AND JULY 26, 2008

	2010	2009	2008
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$5,849	$(53,180)	$21,678
Adjustments to reconcile net income (loss) to net cash inflow from operating activities:
Depreciation and amortization	63,607	65,435	67,288
Bad debt expense (recovery), net	198	317	(43)
Gain on sale of fixed assets	(7,677)	(3,942)	(6,724)
Gain on extinguishment of debt, net	-	(3,027)	-
Write-off of deferred financing costs	-	551	-
Deferred income tax provision (benefit)	1,921	(5,693)	(2,342)
Stock-based compensation	3,351	3,897	5,156
Amortization of debt issuance costs	1,114	958	820
Goodwill impairment charge	-	94,429	9,672
Excess tax benefit from share-based awards	(69)	-	(479)
Other	52	26	120
Change in operating assets and liabilities:
Accounts receivable, net	4,617	29,478	482
Costs and estimated earnings in excess of billings, net	776	26,827	893
Other current assets and inventory	(6,348)	658	(752)
Other assets	(1,004)	1,099	824
Income taxes receivable	3,294	(1,002)	-
Income taxes payable	-	-	(2,988)
Accounts payable	(1,557)	(2,995)	2,152
Accrued liabilities and insurance claims	(13,986)	(27,200)	8,532
Net cash provided by operating activities	54,138	126,636	104,289

INVESTING ACTIVITIES:
Changes in restricted cash	-	(60)	(290)
Capital expenditures	(55,376)	(30,529)	(72,071)
Proceeds from sale of assets	8,768	5,203	9,740
Proceeds from acquisition indemnification claims	-	-	522
Net cash used in investing activities	(46,608)	(25,386)	(62,099)

FINANCING ACTIVITIES:
Proceeds from long-term debt	-	30,000	30,000
Principal payments on long-term debt	(1,023)	(32,337)	(43,496)
Purchase of senior subordinated notes	-	(11,292)	-
Debt issuance costs	(3,233)	(1,837)	-
Repurchases of common stock	(4,489)	(2,915)	(25,159)
Restricted stock tax withholdings	(274)	(247)	(2,147)
Exercise of stock options and other	33	17	1,339
Excess tax benefit from share-based awards	69	-	479
Net cash used in financing activities	(8,917)	(18,611)	(38,984)

Net (decrease) increase in cash and equivalents	(1,387)	82,639	3,206

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	104,707	22,068	18,862

CASH AND EQUIVALENTS AT END OF PERIOD	$103,320	$104,707	$22,068

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$13,131	$14,562	$12,641
Income taxes	$6,208	$6,896	$18,698
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$885	$4,060	$1,919

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

    Accounting Period – The Company uses a fiscal year ending on the last Saturday in July. Fiscal 2008 and 2009 consisted of 52 weeks and fiscal 2010 consisted of 53 weeks, with the fourth quarter having 14 weeks of operations.

    Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For the Company, key estimates include: recognition of revenue for costs and estimated earnings in excess of billings, the fair value of goodwill, the assessment of impairment of intangibles and other long-lived assets, income taxes, accrued insurance claims, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. At the time they are made, the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to the financial statements.

    Revenue Recognition — The Company recognizes revenues under the percentage of completion method of accounting using the units-of-delivery or cost-to-cost measures. A significant majority of the Company’s contracts are based on units-of-delivery and revenue is recognized as each unit is completed. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Revenues from services provided under time and materials based contracts are recognized when the services are performed. The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized.

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

    Cash and Equivalents — Cash and equivalents primarily include balances on deposit in banks. The Company maintains substantially all of its cash and equivalents at financial institutions it believes to be of high credit quality. To date, the Company has not experienced any loss or lack of access to cash in its operating accounts.

    Restricted Cash — As of July 31, 2010 and July 25, 2009, the Company had approximately $4.9 million in restricted cash,  which is held as collateral in support of the Company’s insurance obligations.  Restricted cash is included in other current assets and other assets in the consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the consolidated statements of cash flows.

    Inventories — Inventories consist primarily of materials and supplies used in the Company’s business and are carried at the lower of cost (first-in, first out) or market (net realizable value).

    Property and Equipment — Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives range from: buildings — 15-35 years; leasehold improvements — the term of the respective lease or the estimated useful life of the improvements, whichever is shorter; new vehicles — 3- 7 years; used vehicles — 1-7 years; new equipment and machinery — 2-10 years; used equipment and machinery — 1-10 years; and furniture, fixtures, computer equipment and capitalized software — 1-10 years. Amortization of capital lease assets is included in depreciation expense. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income. Capitalized software is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 350-40, Internal Use Software. Capitalized software consists primarily of costs to purchase and develop internal-use software and is generally amortized over a three year period as a component of depreciation expense.

    Goodwill and Intangible Assets — The Company accounts for goodwill in accordance with ASC Topic 350, Goodwill and Other Intangible Assets (“ASC Topic 350”). The Company’s reporting units and related indefinite-lived intangible assets are tested annually during the fourth fiscal quarter of each year in accordance with ASC Topic 350 in order to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If the Company determines the fair value of goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations during the period incurred.

    In accordance with ASC Topic 360, Impairment or Disposal of Long-Lived Assets, the Company reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If the Company determines the fair value of an asset is less than the carrying value, an impairment loss is incurred. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations during the period incurred.

    The Company uses judgment in assessing if goodwill and intangible assets are impaired. Estimates of fair value are based on the Company’s projection of revenues, operating costs, and cash flows taking into consideration historical and anticipated future results, general economic and market conditions, as well as the impact of planned business or operational strategies. To measure fair value, the Company employs a combination of present value techniques which reflect market factors. Changes in the Company’s judgments and projections could result in significantly different estimates of fair value potentially resulting in additional impairments of goodwill and other intangible assets. See Note 7 for further discussion regarding the Company’s goodwill and intangible assets.

    Long-Lived Tangible Assets — The Company reviews long-lived tangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of an asset group and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived tangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

    Accrued Insurance Claims — The Company retains the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with the Company’s underground facility locating services. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is actuarially determined and reflected in the consolidated financial statements as accrued insurance claims. The liability for accrued claims and related accrued processing costs was $52.9 million and $57.1 million at July 31, 2010 and  July 25, 2009, respectively, and included incurred but not reported losses of approximately $26.3 million and $28.2 million, respectively. Based on payment patterns of similar prior claims, the Company expects $28.1 million of the amount accrued at July 31, 2010 to be paid within the next 12 months.

    The Company estimates the liability for claims based on facts, circumstances and historical evidence. When loss reserves are recorded they are not discounted, even though they will not be paid until sometime in the future. Factors affecting the determination of the expected cost for existing claims and incurred but not reported claims include, but are not limited to, the frequency of future claims, the payment pattern of claims which have been incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations.

    Income Taxes — The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. In June 2006, the FASB issued ASC Topic 740, Income Taxes (“ASC Topic 740”) (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109), which prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. ASC Topic 740 also provides guidance on derecognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosure and transition. In May 2007, the FASB issued an amendment of ASC Topic 740 to provide guidance that a Company may recognize a previously unrecognized tax benefit if the tax position is effectively (as opposed to “ultimately”) settled through examination, negotiation, or litigation. The Company adopted the provisions of ASC Topic 740 on July 29, 2007, the first day of fiscal 2008.

    Per Share Data — Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted share units. Diluted earnings per common share includes the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested time vesting and certain performance vesting restricted share units. Performance vesting restricted share units are only included in diluted earnings (loss) per common share calculations for the period if all the necessary performance conditions are satisfied and their impact is not anti-dilutive.  Common stock equivalents related to stock options are excluded from diluted earnings (loss) per common share calculations if their effect would be anti-dilutive. ASC Topic 260, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“ASC Topic 260”), addresses whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered as participating securities for the purposes of applying the two-class method of calculating earnings (loss) per share.  Unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings (loss) per share.  The Company adopted this standard in the first quarter of fiscal 2010 and the adoption did not change the Company’s earnings (loss) per share calculation for any prior period presented.

    Stock-Based Compensation — The Company’s stock-based award programs are intended to attract, retain and reward talented employees, officers and directors, and to align stockholder and employee interests. The Company grants stock options, time-based and performance-based restricted share units to certain employees and officers. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions. The fair value of restricted share units is estimated on the date of grant and is generally equal to the closing stock price on the date of grant. Time vesting restricted share units vest ratably over a period of four years and are settled in one share of the Company’s common stock on the vesting date. Performance vesting restricted share units vest over a three year period from the date of grant, if certain performance goals are achieved. In accordance with ASC Topic 718, Compensation – Stock Compensation, compensation costs for performance-based awards are recognized by the Company over the requisite service period if it is probable that the performance goal will be satisfied. The Company uses its best judgment to determine probability of achieving the performance goals at each reporting period and recognizes compensation costs based on the estimate of the shares that are expected to vest.

    Comprehensive Income (Loss) – During fiscal 2010, 2009 and 2008, the Company did not have any material changes in its equity resulting from non-owner sources.  Accordingly, comprehensive income (loss) approximated the net income (loss) amounts presented for the respective period’s operations.

    Fair Value of Financial Instruments — ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), defines fair value, establishes a measurement framework and expands disclosure requirements.  The Company adopted ASC Topic 820 for financial assets and liabilities on the first day of fiscal 2009 and adopted non-recurring measurements for  non-financial assets and liabilities on the first day of fiscal 2010. The adoption of ASC Topic 820 did not have an impact on the Company’s consolidated financial statements.  ASC Topic 820 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories: (1) Level 1 - Quoted market prices in active markets for identical assets or liabilities; (2) Level 2 - Observable market based inputs or unobservable inputs that are corroborated by market data; and (3) Level 3 - Unobservable inputs not corroborated by market data which require the reporting entity’s own assumptions. The Company’s financial instruments consist primarily of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable and accrued expenses, and long-term debt. The carrying amounts of these instruments approximate their fair value due to the short maturity of these items, except for the Company’s 8.125% senior subordinated notes due October 2015 (the “Notes”). The Company determined the fair value of the Notes at July 31, 2010 was $134.3 million based on quoted market prices, which reflect Level 1 inputs, compared to a carrying value of $135.35 million.

    Taxes Collected from Customers – ASC Topic 605, Taxes Collected from Customers and Remitted to Governmental Authorities, addresses the income statement presentation of any tax collected from customers and remitted to a government authority and provides that the presentation of taxes on either a gross basis or a net basis in an accounting policy decision that should be disclosed. The Company’s policy is to present contract revenues net of sales taxes.

    Segment Information — The Company operates in one reportable segment as a specialty contractor, providing engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. All of the Company’s operating segments have been aggregated into one reporting segment due to their similar economic characteristics, products and production methods, and distribution methods. The Company’s services are provided by its various subsidiaries throughout the United States and, on a limited basis, in Canada. One of the Company’s operating segments earned revenues from contracts in Canada of approximately $6.3 million, $3.9 million and $3.5 million during fiscal 2010, 2009 and 2008, respectively. The Company had no material long-lived assets in the Canadian operations at July 31, 2010 or July 25, 2009.

Recently Issued Accounting Pronouncements

    ASC Topic 860, Accounting for Transfers of Financial Assets (“ASC Topic 860”), eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This pronouncement is effective for the Company in fiscal 2011. The adoption of ASC Topic 860 is not expected to have a material effect on the Company’s consolidated financial statements.

    ASC Topic 810, Amendments to FASB Interpretation: Consolidation of Variable Interest Entities (“ASC Topic 810”), requires an analysis to determine whether a variable interest gives an enterprise a controlling financial interest in a variable interest entity.  This pronouncement requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity.  This pronouncement is effective for the Company in fiscal 2011.  The adoption of ASC Topic 810 is not expected to have a material effect on the Company’s consolidated financial statements.

    ASC Topic 855, Subsequent Events (“ASC Topic 855”), establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. ASC Topic 855 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. In February 2010, the FASB issued Accounting Standards Update No. 2010-09 – Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 provides amendments which clarify that SEC filers are not required to disclose the date through which subsequent events have been evaluated. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

    In April 2010, the FASB issued Accounting Standards Update No. 2010-12, Income Taxes (Topic 740) – Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (“ASU 2010-12”). ASU 2010-12 addresses changes in accounting for income taxes resulting from the recently issued Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

    The summary comparative financial results of the discontinued operations were as follows:

	Fiscal Year Ended
	2010	2009	2008
	(Dollars in thousands)
Contract revenues of discontinued operations	$-	$-	$-
Loss of discontinued operations before income taxes	$-	$(144)	$(4,524)
Loss of discontinued operations, net of tax	$-	$(86)	$(2,726)

    During fiscal 2008, Apex incurred charges of $1.2 million in discontinued operations for the settlement of a legal matter.

3.  Computation of Earnings (Loss) Per Common Share

    The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computation as required by ASC Topic 260.

	Fiscal Year Ended
	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$5,849	$(53,094)	$24,404
Loss from discontinued operations, net of tax	-	(86)	(2,726)
Net income (loss)	$5,849	$(53,180)	$21,678

Denominator:
Basic
Weighted-average number of common shares - Basic	38,931,029	39,254,813	40,417,945
Diluted
Weighted-average number of common shares - Basic	38,931,029	39,254,813	40,417,945
Potential common stock arising from stock options, and unvested restricted share units	65,837	-	183,794
Weighted-average number of common shares - Diluted	38,996,866	39,254,813	40,601,739

Antidilutive weighted shares excluded from the calculation of earnings (loss) per common share	2,647,975	3,305,164	2,039,444

EARNINGS (LOSS) PER COMMON SHARE - BASIC:

Income (loss) from continuing operations	$0.15	$(1.35)	$0.60
Loss from discontinued operations, net of tax	-	-	(0.07)
Net income (loss)	$0.15	$(1.35)	$0.54

EARNINGS (LOSS) PER COMMON SHARE - DILUTED:

Income (loss) from continuing operations	$0.15	$(1.35)	$0.60
Loss from discontinued operations, net of tax	-	-	(0.07)
Net income (loss)	$0.15	$(1.35)	$0.53

Per share amounts may not add due to rounding.

    For fiscal 2009, all common stock equivalents related to stock options and unvested restricted share units were excluded from the diluted loss per share calculation as their effect would have been anti-dilutive due to the Company’s net loss for the period.

4. Accounts Receivable

    Accounts receivable consists of the following:

	2010	2009
	(Dollars in thousands)
Contract billings	$109,537	$113,275
Retainage and other receivables	1,139	4,501
Total	110,676	117,776
Less: allowance for doubtful accounts	559	808
Accounts receivable, net	$110,117	$116,968

    The allowance for doubtful accounts changed as follows:

	Fiscal Year Ended
	July 31, 2010	July 25, 2009
	(Dollars in thousands)
Allowance for doubtful accounts at beginning of period	$808	$769
Bad debt expense, net	198	317
Amounts charged against the allowance	(447)	(278)
Allowance for doubtful accounts at end of period	$559	$808

    As of July 31, 2010, the Company expected to collect all retainage balances above within the next twelve months.

5. Costs and Estimated Earnings on Contracts in Excess of Billings

    Costs and estimated earnings in excess of billings, net, consists of the following:

	2010	2009
	(Dollars in thousands)
Costs incurred on contracts in progress	$52,601	$53,823
Estimated to date earnings	13,958	13,288
Total costs and estimated earnings	66,559	67,111
Less: billings to date	376	151
	$66,183	$66,960

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$66,559	$67,111
Billings in excess of costs and estimated earnings	(376)	(151)
	$66,183	$66,960

    The above amounts include revenue for services from contracts based both on the units-of-delivery and the cost-to-cost measures of the percentage of completion method.

6. Property and Equipment

    Property and equipment, including amounts for assets subject to capital leases, consists of the following:

	2010	2009
	(Dollars in thousands)
Land	$3,165	$2,974
Buildings	11,630	9,875
Leasehold improvements	4,540	4,361
Vehicles	203,420	199,372
Computer hardware and software	52,506	42,323
Office furniture and equipment	5,397	5,030
Equipment and machinery	119,285	123,709
Total	399,943	387,644
Less: accumulated depreciation	263,915	245,512
Property and equipment, net	$136,028	$142,132

    Depreciation expense and repairs and maintenance, including amounts for assets subject to capital leases, were as follows:

	Fiscal Year Ended
	2010	2009	2008
	(Dollars in thousands)
Depreciation expense	$57,177	$58,630	$60,010
Repairs and maintenance expense	$14,634	$15,924	$19,966

7. Goodwill and Intangible Assets

    Changes in the carrying amount of goodwill for the fiscal years ended July 25, 2009 and July 31, 2010 are as follows (dollars in thousands):

		Fiscal 2009 Changes
	As of July 26, 2008	Impairment Losses	Other (*)	As of July 25, 2009	As of July 31, 2010
Goodwill	$353,711	$-	$(93)	$353,618	$353,618
Accumulated impairment losses	(101,338)	(94,429)	-	(195,767)	(195,767)
	$252,373	$(94,429)	$(93)	$157,851	$157,851

(*) During fiscal 2009, other reductions in goodwill related to the reversal of liabilities for unrecognized tax benefits in accordance with ASC Topic 740.

    The Company’s intangible assets consist of the following:

	Useful Life
	In Years	2010	2009
		(Dollars in thousands)
UtiliQuest tradename	Indefinite	$4,700	$4,700
Tradenames	4-15	2,600	2,925
Customer relationships	5-15	76,095	77,555
		83,395	85,180
Accumulated amortization:
Tradenames		750	897
Customer relationships		33,020	28,227
		33,770	29,124
Net Intangible Assets		$49,625	$56,056

    Amortization expense for finite-lived intangible assets for fiscal years 2010, 2009, and 2008 was $6.4 million, $6.8 million, and $7.3 million, respectively. Amortization of the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Estimated amortization expense for fiscal 2011 through fiscal 2015 and thereafter for amortizing intangibles is as follows (dollars in thousands):

2011	$6,022
2012	$5,204
2013	$5,135
2014	$4,790
2015	$4,777
Thereafter	$18,997

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

    The Company performed its annual impairment test in the fourth quarter of fiscal 2010 and there was no impairment of goodwill or indefinite lived-intangible assets. The Company’s estimate of the fair value of its reporting units was based on projections of revenues, operating costs, and cash flows taking into consideration historical and anticipated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The key assumptions impacting the fair value of the reporting units during the fiscal 2010 annual impairment analysis were: (a) expected cash flow for a period of seven years; (b) terminal value based on terminal growth rates of between 1% and 3%; and (c) a discount rate of 15% which was based on the Company’s best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units. The discount rate reflects risks inherent within each reporting unit operating individually, which is greater than the risks inherent in the company as a whole. The discount rate used in the fiscal 2010 analysis decreased compared to the rate used in our fiscal 2009 interim analysis since the fiscal 2009 analysis reflected increased risk due to volatility in economic conditions as of January 24, 2009.  The Company believes the assumptions used in the fiscal 2010 impairment analysis were consistent with the risks inherent in the business models of its reporting units and within its industry.

    During the second quarter of fiscal 2009, the Company’s market capitalization was significantly impacted by the extreme volatility in the U.S. equity and credit markets and was below the book value of shareholders’ equity by a substantial margin. As a result, the Company evaluated whether the decrease in its market capitalization reflected factors that would more likely than not reduce the fair value of the reporting units below their carrying value. Based on a combination of factors, including the economic environment, the sustained period of decline in its market capitalization, and the implied valuation and discount rate assumptions in its industry, the Company concluded there were sufficient indicators to perform an interim impairment test of the reporting units and related intangible assets as of January 24, 2009.  As a result of this impairment test, the Company recognized a preliminary goodwill impairment charge of $94.4 million during the second quarter of fiscal 2009. The fiscal 2009 second quarter charge included impairments at the following reporting units: Broadband Installation Services (now Broadband Express) for $14.8 million, C-2 for $9.2 million, Ervin for $15.7 million, Nichols for $2.0 million, Stevens for $2.4 million and UtiliQuest for $50.5 million. The interim impairment analysis was finalized during the third quarter of fiscal 2009 and no further charges were incurred. The Company performed its annual impairment test in the fourth quarter of fiscal 2009 and there was no impairment of goodwill or indefinite-lived intangible assets.

    The fiscal 2009 analysis used the same valuation techniques described for the fiscal 2010 annual analysis. The key assumptions impacting the fair value of the Company’s reporting units during the fiscal 2009 interim impairment analysis were: (a) expected cash flow for a period of seven years; (b) terminal value based on terminal growth rates of between 2% and 4%; and (c) a discount rate of 18% which was based on the Company’s best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units. The discount rate used in the fiscal 2009 analysis increased compared to the rate used in the fiscal 2008 annual analysis described below due to economic conditions and lower industry valuation comparisons. This increase in the discount rate caused a substantial decline in the calculated estimate of fair value of the reporting units. The Company believes the assumptions used in the fiscal 2009 interim impairment analysis were consistent with the risks inherent in the business models of its reporting units and within its industry.

    As a result of the Company’s fiscal 2008 annual impairment analysis, it determined that the goodwill of the Stevens reporting unit and Nichols reporting unit were impaired and consequently recognized goodwill impairment charges of approximately $5.9 and $3.8 million, respectively, during the fourth quarter of fiscal 2008. The fiscal 2008 analysis used the same valuation techniques described for the fiscal 2010 annual and fiscal 2009 interim analysis. The key assumptions used to determine the fair value of the Company’s reporting units during the fiscal 2008 annual impairment analysis were: (a) expected cash flow for a period of seven years; (b) terminal value based on terminal growth rates of between 2% and 4%; and (c) a discount rate of 12% which was based on the Company’s best estimate during the period of the weighted average cost of capital adjusted for risks associated with the reporting units. The assumptions used in the fiscal 2008 annual impairment analysis were consistent with the risks inherent in the business models of the Company’s reporting units at the time the analysis was performed. The fiscal 2008 impairment of Stevens and Nichols was primarily the result of a change in management’s expectations of long-term cash flows from customers of these reporting units. As disclosed in the Company’s previous filings with the SEC, each of these reporting units has a concentration of revenues from a limited number of customers. Changes in anticipated demand had an adverse impact on the expected future cash flows of the reporting units used in the annual impairment analysis performed during the fourth quarter of fiscal 2008. The reduction in demand is the result of customers allocating their capital spending away from work management anticipated would be performed by these reporting units. In performing the ASC Topic 350 impairment assessment, management determined that this shift in demand was more than temporary, consequently impacting the expected cash flows over the seven year period used in the Company’s goodwill analysis.

    For fiscal 2009 and 2010, none of the reporting units incurred operating losses which would impact the overall financial position of the Company in a material manner. Current operating results, including any losses, are evaluated by the Company in the assessment of goodwill and other intangible assets. The estimates and assumptions used in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Changes in the Company’s judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in impairments of goodwill or intangible assets at additional reporting units. For example, a change in the estimated discount rate used would have impacted the amount of the goodwill impairment charges recorded during fiscal 2009. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of the reporting units. The Company can provide no assurances that, if such conditions occur, they will not trigger additional impairments of goodwill and other intangible assets in future periods.

    As of July 31, 2010, the Company believes the carrying value of its goodwill and other indefinite-lived intangible asset is recoverable; however, there can be no assurances that they will not be impaired in future periods. Certain of the Company’s reporting units also have other intangible assets including tradenames and customer relationship intangibles. As of July 31, 2010, management believes that the carrying amounts of the intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets may become impaired.

8. Accrued Insurance Claims

    The Company retains the risk of loss, up to certain limits, for claims relating to automobile liability, general liability (including locate damages), workers’ compensation, and employee group health. With regard to losses occurring in fiscal 2010 and fiscal 2011, the Company has retained the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability and workers’ compensation. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in three states in which the Company participates in a state sponsored insurance fund. Aggregate stop loss coverage for automobile liability, general liability and workers’ compensation claims is $43.8 million and $37.3 million for fiscal 2010 and fiscal 2011, respectively. For losses under the Company's employee health plan, the Company is party to a stop-loss agreement under which it retains the risk of loss, on an annual basis, of the first $250,000 of claims per participant.  The stop-loss agreement is subject to renewal from time to time, generally on an annual basis.  The current policy was in place during fiscal 2010 and expires on December 31, 2010.

    Accrued insurance claims consist of the following:

	2010	2009
	(Dollars in thousands)
Amounts expected to be paid within one year:
Accrued auto, general liability and workers' compensation	$15,596	$15,559
Accrued employee group health	3,894	3,698
Accrued damage claims	8,596	8,129
	28,086	27,386
Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers' compensation	21,174	23,866
Accrued damage claims	3,670	5,893
	24,844	29,759
Total accrued insurance claims	$52,930	$57,145

9.  Other Accrued Liabilities

    Other accrued liabilities consist of the following:

	2010	2009
	(Dollars in thousands)
Accrued payroll and related taxes	$18,930	$22,041
Accrued employee benefit and incentive plan costs	5,595	7,195
Accrued construction costs	7,892	8,083
Accrued interest and related bank fees	3,347	3,228
Other	7,049	12,043
Total other accrued liabilities	$42,813	$52,590

10. Debt

    The Company’s outstanding indebtedness consists of the following:

	2010	2009
	(Dollars in thousands)
Senior subordinated notes	$135,350	$135,350
Capital leases	47	953
	135,397	136,303
Less: current portion	47	926
Long-term debt	$135,350	$135,377

    On June 4, 2010, the Company entered into a new five-year $225.0 million credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement has an expiration date of June 4, 2015 and provides for a maximum borrowing of $225.0 million, including a sublimit of $100.0 million for the issuance of letters of credit. Subject to certain conditions, the Credit Agreement provides for the ability to enter into one or more incremental facilities in an aggregate amount not to exceed $75.0 million, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans. The Credit Agreement replaces the Company’s prior credit facility (the “Prior Agreement”) which was due to expire in September 2011.

    Borrowings under the Credit Agreement (other than swingline loans) bear interest at a rate equal to either (a) the administrative agent’s base rate, described in the Credit Agreement as the highest of (i) the federal funds rate plus 0.50%; (ii) the administrative agent’s prime rate; and (iii) the eurodollar rate (described in the Credit Agreement as the British Bankers Association LIBOR Rate, divided by one (1) minus a reserve percentage (as described in the Credit Agreement) plus 1.00%, or (b) the eurodollar rate, plus, in each case, an applicable margin based on the Company’s consolidated leverage ratio.  Swingline loans bear interest at a rate equal to the administrative agent’s base rate plus a margin based on the Company’s consolidated leverage ratio.  Based on the Company’s current consolidated leverage ratio, revolving borrowings would be eligible for a margin of 1.50% for borrowings based on the administrative agent’s base rate and 2.50% for borrowings based on the eurodollar rate.

    The Company pays a quarterly facility fee, at rates that range from 0.500% to 0.625% of the unutilized commitments depending on its leverage ratio. The Credit Agreement also requires the payment of fees for outstanding letters of credit and unutilized commitments, in each case based on the Company’s consolidated leverage ratio. Based on the Company’s current consolidated leverage ratio, fees for outstanding letters of credit and fees for unutilized commitments would be 1.250% and 0.50% per annum, respectively. Obligations under the Credit Agreement are guaranteed by certain subsidiaries and secured by a pledge of (i) 100% of the equity of the Company’s material domestic subsidiaries and (ii) 100% of the non-voting equity and 65% of the voting equity of first-tier material foreign subsidiaries, if any, in each case excluding certain unrestricted subsidiaries.

    The Credit Agreement contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, sale-leaseback transactions, transactions with affiliates and capital expenditures.  The Credit Agreement contains financial covenants that require the Company to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.00, as measured at the end of each fiscal quarter and (ii) maintain a consolidated interest coverage ratio of not less than 2.75 to 1.00 for fiscal quarters ending July 31, 2010 through April 28, 2012 and not less than 3.00 to 1.00 for the fiscal quarter ending July 28, 2012 and each fiscal quarter thereafter, as measured at the end of each fiscal quarter.

    As of July 31, 2010, the Company had no outstanding borrowings and $44.1 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are issued as part of the Company’s insurance program. At July 31, 2010, the Company was in compliance with the financial covenants and had additional borrowing availability of $124.1 million as determined by the most restrictive covenants of the Credit Agreement.

    In October 2005, Dycom Investments, Inc., a wholly-owned subsidiary of the Company, issued $150.0 million in aggregate principal amount of 8.125% senior subordinated notes due October 2015. Interest on the Notes is due on April 15th and October 15th of each year. The Company purchased $14.65 million principal amount of the Notes during fiscal 2009 for $11.3 million. As of July 31, 2010, the principal amount outstanding under the Notes was $135.35 million. The indenture governing the Notes contains covenants that restrict the Company’s ability to, among other things:

●	make certain payments, including the payment of dividends;

●	redeem or repurchase its capital stock;

●	incur additional indebtedness and issue preferred stock;

●	make investments or create liens;

●	enter into sale and leaseback transactions;

●	merge or consolidate with another entity;

●	sell certain assets; and

●	enter into transactions with affiliates.

11. Income Taxes

    The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Prior to fiscal 2009, the Company incurred non-cash impairment charges on an investment for financial statement purposes and recorded a deferred tax asset reflecting the tax benefits of those impairment charges. During the first quarter of fiscal 2010, the investment became impaired for tax purposes and the Company determined that it was more likely than not that the associated tax benefit would not be realized prior to its eventual expiration. Accordingly, the Company recognized a non-cash income tax charge of $1.1 million for a valuation allowance of the associated deferred tax asset during the first quarter of fiscal 2010. Additionally, during fiscal 2010, fiscal 2009, and fiscal 2008, the provision for income taxes included the reversal of $1.2 million, $1.5 million, and $2.0 million, respectively, of certain income tax liabilities which were no longer required due to the expiration of certain statutes of limitation.

    As of July 31, 2010, the Company has total unrecognized tax benefits of $2.0 million, which would reduce the Company’s effective tax rate during future periods if it is subsequently determined that those liabilities are not required. The Company has approximately $0.4 million for the payment of interest and penalties accrued at July 31, 2010. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. During 2010, the Company recognized approximately $0.1 million of interest benefit in the accompanying consolidated statements of operations, compared to $0.3 million of interest benefit, net during both fiscal 2009 and fiscal 2008. Included in interest benefit, net in fiscal 2010, 2009, and 2008 were reversals of $0.3 million, $0.5 million, and $0.9 million, respectively, for liabilities that were no longer required.

    A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

Balance at July 26, 2008	$4,204
Additions based on tax positions related to the fiscal year	229
Additions based on tax positions related to prior years	21
Settlements with taxing authorities	(106)
Reductions related to the expiration of statutes of limitation	(1,451)
Balance at July 25, 2009	2,897
Additions based on tax positions related to the fiscal year	231
Additions based on tax positions related to prior years	74
Reductions related to the expiration of statutes of limitation	(1,225)
Balance at July 31, 2010	$1,977

    The Company files income tax returns in the U.S. federal jurisdiction, multiple state jurisdictions and in Canada. With limited exceptions, the Company is no longer subject to U.S. federal and most state and local income tax examinations for years ended 2006 and prior. Management believes its provision for income taxes is adequate; however, any material assessment could adversely affect the Company’s results of operations, cash flows and liquidity. Measurement of certain aspects of the Company’s tax positions are based on interpretations of tax regulations, federal and state case law and the applicable statutes. Based on these interpretations, management believes it is reasonably possible that unrecognized tax benefits will decrease in the next twelve months in the amount of approximately $0.2 million, primarily as a result of the expiration of various statutes of limitation.

    The components of the provision (benefit) for income taxes for continuing operations are as follows:

	Fiscal Year Ended
	2010	2009	2008
	(Dollars in thousands)
Current:
Federal	$2,429	$3,869	$12,026
State	531	927	3,195
	2,960	4,796	15,221
Deferred:
Federal	1,895	(4,866)	(1,161)
Foreign	(40)	250	(222)
State	66	(1,585)	(658)
	1,921	(6,201)	(2,041)
Total tax provision (benefit)	$4,881	$(1,405)	$13,180

    Substantially all of the Company’s pre-tax income (loss) is from operations in the United States. There were immaterial amounts of pre-tax income (loss) related to foreign operations for fiscal 2010, fiscal 2009, and fiscal 2008. The benefit for income taxes for discontinued operations in fiscal 2009 and 2008 was $0.1 million and $1.8 million, respectively. There was no provision (benefit) for income taxes for discontinued operations in fiscal 2010.

    The deferred tax provision (benefit) represents the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The significant components of deferred tax assets and liabilities are comprised of the following:

	2010	2009
	(Dollars in thousands)
Deferred tax assets:
Insurance and other reserves	$23,698	$25,320
Allowance for doubtful accounts and reserves	575	1,008
Other	3,784	4,127
Gross deferred tax assets	28,057	30,455
Valuation allowance	(1,845)	(564)
Deferred tax assets, net of valuation allowance	$26,212	$29,891
Deferred tax liabilities:
Property and equipment	$16,990	$21,191
Goodwill and intangibles	17,751	15,144
Other	686	687
Deferred tax liabilities	$35,427	$37,022

Net deferred tax liabilities	$(9,215)	$(7,131)

    As of July 31, 2010, we had approximately $0.3 million of federal and foreign and $19.1 million of state net operating loss carryforwards, which generally begin to expire starting in fiscal 2012. The valuation allowance reduces the deferred tax asset balances to the amount that the Company has determined is more likely than not to be realized. This allowance was deemed necessary as the Company’s ability to benefit from several state deferred tax assets for net operating loss carryforwards is uncertain.

    The difference between the total tax provision and the amount computed by applying the statutory federal income tax rates to pre-tax income (loss) from continuing operations is as follows:

	Fiscal Year Ended
	2010	2009	2008
	(Dollars in thousands)
Statutory rate applied to pre-tax income	$3,756	$(19,074)	$13,154
State taxes, net of federal tax benefit	388	(428)	1,649
Write-down of goodwill, with no tax benefit	-	17,645	-
Non-deductible and non-taxable items	1,064	1,009	865
Change in accruals for uncertain tax positions	(823)	(1,006)	(1,864)
Valuation allowance of deferred tax asset	1,090	-	-
Other items, net	(594)	449	(624)
Total tax provision (benefit)	$4,881	$(1,405)	$13,180

12. Other Income, net

    The components of other income, net, are as follows:

	Fiscal Year Ended
	2010	2009	2008
	(Dollars in thousands)
Gain on sale of fixed assets	$7,677	$3,942	$6,724
Miscellaneous income	416	146	430
Gain on extinguishment of debt, net	-	3,027	-
Write-off of deferred financing costs	-	(551)	-
Total other income, net	$8,093	$6,564	$7,154

    The Company purchased $14.65 million principal amount of Notes for $11.3 million during fiscal 2009. After the write-off of associated debt issuance costs, the net gain reported as other income was $3.0 million for fiscal 2009.

13. Employee Benefit Plans

    The Company sponsors a defined contribution plan that provides retirement benefits to eligible employees that elect to participate. Under the plan, participating employees may defer up to 15% of their base pre-tax compensation. The Company contributes 30% of the first 5% of base compensation that a participant contributes to the plan. The Company’s contributions were $1.2 million, $1.3 million, and $1.4 million in fiscal 2010, 2009, and 2008, respectively.

    A subsidiary acquired in fiscal 2007 participates in a multiemployer defined benefit pension plan that covers certain of its employees. The subsidiary makes periodic contributions to the plan to meet the benefit obligations. During fiscal 2010, 2009, and 2008, the subsidiary contributed approximately $5.5 million, $5.3 million, and $4.9 million, respectively, to the plan.

14. Capital Stock

    On February 23, 2010, the Board of Directors authorized the repurchase of up to $20.0 million of its common stock to be made over the next eighteen months in open market or private transactions. This repurchase program replaced the Company’s existing program, which expired in February 2010. The Company repurchased 475,602 shares during fiscal 2010 at an average price of $9.44 per share. These shares were subsequently cancelled. As of July 31, 2010, approximately $15.5 million of the authorized amount remains for the repurchase of common stock.

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

    The following table lists the number of shares available and outstanding under each plan as of July 31, 2010, including restricted performance share units that will be issued under outstanding awards if certain performance goals are met:

			Unvested
			Restricted
		Outstanding	Share	Shares
	Plan	Stock	Units	Available for
	Expiration	Options	Outstanding	Grant
Arguss Communications, Inc. 1991 Stock Option Plan	N/A	14,197	-	-
2001 Directors Stock Option Plan	2011	54,501	-	-
1998 Incentive Stock Option Plan	Expired	936,264	-	-
2003 Plan	2013	2,366,817	470,957	1,616,137
2007 Directors Plan	2017	147,604	19,234	75,042
		3,519,383	490,191	1,691,179

    The following tables summarize the stock-based awards outstanding at July 31, 2010:

			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Subject to	Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value
				(In thousands)
Options outstanding	3,519,383	$18.53	6.0	$2,222
Options exercisable*	1,928,703	$27.11	3.5	$427

___________
Options exercisable reflect the approximate amount of options expected to vest after giving effect to estimated forfeitures at an insignificant rate.

			Weighted
		Weighted	Average	Aggregate
	Restricted	Average	Remaining	Intrinsic
	Share Units	Grant Price	Vesting Period	Value
				(In thousands)
Unvested time vesting share units	190,101	$10.95	2.3	$1,720
Unvested performance vesting share units	300,090	$19.29	0.6	$2,716

    The aggregate intrinsic value for stock options and restricted share units in the preceding tables are based on the Company’s closing stock price of $9.05 on July 30, 2010. These amounts represent the total intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date, before any applicable taxes. The total intrinsic value of stock options exercised was less than $0.1 million for each of fiscal 2010 and fiscal 2009 and was $0.6 million for fiscal 2008.  The Company received cash from the exercise of stock options of less than $0.1 million during both fiscal 2010 and 2009, and $1.3 million in fiscal 2008.  During fiscal 2010, 2009, and 2008, the total fair value of restricted share units vested was $1.5 million, $1.0 million, and $7.1 million, respectively.

    The following table summarizes the stock-based awards activity during fiscal 2010:

	Stock Options		RSUs		Performance RSUs
	Shares	Weighted Average Exercise Price	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price
Outstanding as of July 25, 2009	2,866,675	$23.36	177,400	$13.78	680,342	$21.34
Granted	1,034,248	$8.55	112,436	$8.56	55,746	$12.25
Options Exercised/Share Units Vested	(4,841)	$6.83	(85,417)	$13.83	(82,428)	$22.55
Forfeited or cancelled	(376,699)	$28.01	(14,318)	$10.05	(353,570)	$21.87
Outstanding as of July 31, 2010	3,519,383	$18.53	190,101	$10.95	300,090	$19.29

Exercisable options as of July 31, 2010	1,928,703	$27.11

    The Performance RSUs in the above table represent the maximum number of awards which may vest under the outstanding grants assuming that all performance criteria are met.  Approximately 220,000 Performance RSUs outstanding as of July 31, 2010 will be cancelled in fiscal 2011 related to fiscal 2010 performance criteria not being met.

    During fiscal 2010, the Company granted stock options and time-based and performance-based restricted share units to certain of its employees and officers. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions including: expected volatility based on the historical price of the Company’s stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on the Company’s history and expectation of dividend payments. The fair value of restricted share units is estimated on the date of grant and is generally equal to the closing stock price of the Company on the date of grant. The following table summarizes the average fair value of stock options and restricted share units granted during fiscal 2010, 2009, and 2008.

	Fiscal Year Ended
	2010	2009	2008
Weighted average fair value of restricted share units granted	$9.78	$7.60	$27.37
Weighted average fair value of stock options granted	$5.06	$3.73	$9.96
Stock option assumptions:
Risk-free interest rate	2.7%	2.3%	3.5%
Expected life (years)	6.8	6.6	6.6
Expected volatility	58.4%	55.4%	46.6%
Expected dividends	-	-	-

    The time vesting restricted share units granted to employees and officers of the Company vest ratably over a period of four years. Each restricted share unit will be settled in one share of the Company’s common stock on the vesting date. Upon each annual vesting, 50% of the newly vested shares (net of any shares used to satisfy tax withholding obligations) are restricted from sale or transferability (“restricted holdings”). The restrictions on sale or transferability of the restricted holdings will end 90 days after termination of employment of the holder. When the holder has accumulated restricted holdings having a value equal to or greater than the holder’s annual base salary then in effect, future grants will no longer be subject to the restriction on transferability.

    The performance vesting restricted share units were granted to certain officers of the Company and represent the maximum number of awards which may vest under the grant. Each restricted share unit will be settled in one share of the Company’s common stock upon vesting. The performance vesting restricted share units vest over a three year period from grant date, if certain annual Company performance targets are met. The performance targets are based on a combination of the Company’s fiscal year operating earnings (adjusted for certain amounts) as a percentage of contract revenues and the Company’s fiscal year operating cash flow level. Additionally, the awards include three year performance goals with similar measures as the fiscal year targets which if met result in supplemental shares awarded.

    Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the consolidated statements of operations. The compensation expense and the related tax benefit recognized related to stock options and restricted share units for fiscal 2010, 2009, and 2008 is as follows:

	For the Year Ended
	2010	2009	2008
	(Dollars in thousands)
Stock-based compensation expense	$3,351	$3,897	$5,156
Tax benefit recognized	$(806)	$(1,338)	$(1,988)

    During fiscal 2010, 2009, and 2008, the Company realized a tax benefit from share-based awards of approximately $0.6 million, $0.4 million, and $2.9 million, respectively.

    The Company evaluates compensation expense quarterly and recognizes expense for performance based awards only if management determines it is probable that the performance criteria for the awards will be met.  The total amount of expense ultimately recognized is based on the number of awards that actually vest.  The performance criteria of certain of the stock-based awards were not achieved for the fiscal 2010, 2009, and 2008 performance periods and, as a result, stock-based compensation expense was reduced for these awards. Accordingly, the amount of compensation expense recognized during any fiscal year may not be representative of future stock-based compensation expense.

    Under the Plans, the maximum total unrecognized compensation expense and weighted-average period over which the expense would be recognized subsequent to July 31, 2010 is shown below. For performance based awards, the unrecognized compensation cost is based upon the maximum amount of restricted share units that can be earned under outstanding awards. If the performance goals are not met, no compensation expense will be recognized for these share units and compensation expense previously recognized will be reversed.

	Unrecognized Compensation Expense	Weighted-Average Period
	(In thousands)	(In years)
Stock options	$6,163	3.0
Unvested RSUs	$1,438	2.3
Unvested Performance RSUs	$830	0.6

16. Related Party Transactions

    The Company leases administrative offices from entities related to officers of the Company’s subsidiaries.  The total expense under these arrangements for each of fiscal 2010, 2009, and 2008 was $1.3 million, $1.0 million and $1.4 million, respectively. The remaining future minimum lease commitments under these arrangements is approximately $0.8 million for each of fiscal years 2011 through 2013, $1.0 million in fiscal 2014, and less than $0.1 million in fiscal 2015. Additionally, the Company paid $0.3 million in subcontracting services to entities related to officers of certain of its subsidiaries for fiscal 2008. There was a minimal amount paid in subcontracting services to entities related to officers of certain of the Company’s subsidiaries for other business purposes in fiscal 2009 and 2010.

17. Concentrations of Credit Risk

    The Company is subject to concentrations of credit risk relating primarily to its cash and equivalents, trade accounts receivable and costs and estimated earnings in excess of billings. The Company grants credit under normal payment terms, generally without collateral, to its customers. These customers primarily consist of telephone companies, cable television multiple system operators and electric and gas utilities. With respect to a portion of the services provided to these customers, the Company has certain statutory lien rights which may in certain circumstances enhance the Company’s collection efforts. Adverse changes in overall business and economic factors may impact the Company’s customers and increase credit risks. These risks may be heightened as a result of the current economic developments and market volatility. In the past, some of the Company’s customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose the Company to increased risks related to the collectability of amounts due for services performed. The Company believes that none of its significant customers were experiencing financial difficulties that would impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of July 31, 2010.

    AT&T Inc. (“AT&T”), Comcast Corporation (“Comcast”), Verizon Communications Inc. (“Verizon”), and CenturyLink, Inc. (“CenturyLink”) represent a significant portion of the Company’s revenue. For the last three fiscal years revenues from AT&T, Comcast, Verizon, and CenturyLink represented the following percentages of total revenue from continuing operations:

	Fiscal Year Ended
	2010	2009	2008
AT&T	20.4%	18.2%	18.9%
Comcast	14.3%	14.9%	11.9%
Verizon	11.5%	16.5%	18.4%
CenturyLink*	10.1%	6.6%	6.4%

*For comparison purposes, CenturyLink, Inc. and Embarq Corporation revenues have been combined for periods prior to their July 2009 merger.

    Customers representing 10% or more of revenue had the following combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings outstanding and the related percentage of the Company’s total outstanding balances:

	July 31, 2010		July 25, 2009
	Amount	% of Total	Amount	% of Total
		(Dollars in millions)
AT&T	$30.9	17.4%	$28.5	15.6%
Comcast	$19.6	11.1%	$21.6	11.8%
Verizon	$22.4	12.7%	$48.0	26.2%
CenturyLink*	$26.4	14.9%	$8.8	4.8%

18. Commitments and Contingencies

In June 2010, a former employee of Prince Telecom, LLC (“Prince”), a wholly-owned subsidiary of the Company, commenced a lawsuit against Prince, the Company and certain unnamed U.S. affiliates of Prince and the Company (the “Affiliates”) in the United States District Court for the Southern District of New York. The lawsuit alleges that Prince, the Company and the Affiliates violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiff seeks unspecified damages and other relief on behalf of himself and a putative class of similarly situated current and former employees of Prince, the Company and/or the Affiliates. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. The Company intends to vigorously defend itself against this lawsuit.

    In May 2009, the Company and Prince were named as defendants in a lawsuit in the U.S. District Court for the Western District of Washington. The plaintiffs, all former employees of the subsidiary, alleged various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs sought to certify as a class current and former employees of the subsidiary who worked in the State of Washington. In November 2009, the plaintiffs’ attorneys, the Company and the subsidiary entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  In January 2010, the Court granted preliminary approval of the proposed settlement. Notice of the terms of the proposed settlement and claim forms were mailed to members of the plaintiffs’ class in February 2010. The Court held a hearing regarding the plaintiffs’ Motion for Final Approval of the Class Action Settlement in April 2010, at which time it entered an Order approving the settlement and dismissed the action with prejudice subject to final administration of the terms of the settlement.  Excluding legal expenses of the Company, approximately $1.6 million was incurred pursuant to the settlement and was paid in June 2010.

    During fiscal 2007, the Company was contacted by counsel representing current and former employees alleging violations of the Fair Labor Standards Act and state wage and hour laws at its UtiliQuest, LLC, S.T.S., LLC and Locating, Inc. subsidiaries. The claims included periods dating primarily from September 2003 through January 31, 2007 and covered a number of states where these subsidiaries conducted business. During fiscal 2008, these subsidiaries reached an agreement to settle these claims through a structured mediation process. Excluding legal expenses, approximately $8.6 million was incurred pursuant to the settlement in fiscal 2008 and was paid in October 2008.

    In December 2006, two former employees of Apex Digital, LLC (“Apex”), a wholly-owned subsidiary that was previously discontinued, commenced a lawsuit against the subsidiary in Illinois State Court on behalf of themselves and purporting to represent other similarly situated employees in Illinois. The lawsuit alleged that Apex violated certain minimum wage laws under the Fair Labor Standards Act and related state laws by failing to comply with applicable minimum wage and overtime pay requirements. In fiscal 2008, the subsidiary reached an agreement to settle these claims through a structured mediation process and incurred a charge of approximately $1.2 million for the settlement and was paid in January 2009.

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

    The Company and its subsidiaries have operating leases covering office facilities, vehicles, and equipment that have original noncancelable terms in excess of one year. Certain of these leases contain renewal provisions and generally require the Company to pay insurance, maintenance, and other operating expenses. Total expense incurred under these operating lease agreements, excluding the transactions with related parties (see Note 16), for fiscal 2010, 2009, and 2008 was $10.1 million, $9.7 million, and $8.9 million, respectively. The Company also incurred rental expense of approximately $6.0 million, $9.9 million, and $11.3 million, respectively, related to facilities, vehicles, and equipment which are being leased under original terms that are less than one year. The future minimum obligation during each fiscal year through fiscal 2015 and thereafter under the leases with noncancelable terms, excluding transactions with related parties, in excess of one year is as follows:

Future Minimum
Lease Payments
(Dollars in thousands)
2011	$7,528
2012	5,548
2013	4,132
2014	3,022
2015	2,717
Thereafter	3,839
Total	$26,786

Letters of Credit

    The Company has $44.1 million of outstanding letters of credit issued under its Credit Agreement as part of the Company’s insurance program.

Performance Bonds and Guarantees

    The Company has obligations under performance bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of July 31, 2010, the Company had $44.4 million of outstanding performance bonds and no events have occurred in which the customers have exercised their rights under the bonds.

    The Company has periodically guaranteed certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.

19. Quarterly Financial Data (Unaudited)

    In the opinion of management, the following unaudited quarterly data for fiscal 2010 and 2009 reflect all adjustments (consisting of normal recurring accruals), which are necessary to present a fair presentation of amounts shown for such periods. The earnings (loss) per common share calculation for each quarter is based on the weighted average shares of common stock outstanding plus the dilutive effect of stock options and restricted share units, if any.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)
Fiscal 2010 (2):	(dollars in thousands, except per share amounts)
Revenues	$259,116	$216,331	$231,636	$281,541
Gross profit	$49,144	$35,395	$40,303	$53,718
Net income (loss)	$3,523	$(3,965)	$1,648	$4,643
Earnings (loss) per common share - Basic:	$0.09	$(0.10)	$0.04	$0.12
Earnings (loss) per common share - Diluted:	$0.09	$(0.10)	$0.04	$0.12

Fiscal 2009 (3):
Revenues	$333,967	$245,522	$257,719	$269,691
Gross profit	$65,321	$39,662	$50,986	$56,045
Net income (loss)	$10,548	$(77,953)	$7,597	$6,628
Earnings (loss) per common share - Basic:	$0.27	$(1.98)	$0.19	$0.17
Earnings (loss) per common share - Diluted:	$0.27	$(1.98)	$0.19	$0.17

The sum of the quarterly results may not equal the reported annual amounts due to rounding.

___________________________

(1)
The Company uses a fiscal year ending on the last Saturday in July. Fiscal 2010 consisted of 53 weeks with the fourth quarter having 14 weeks of operations, compared to fiscal 2009 which consisted of 52 weeks with the fourth quarter having 13 weeks of operations.

(2)
During the first quarter of fiscal 2010, the Company incurred a $2.0 million charge related to the settlement of a legal matter. Additionally, during the first quarter of fiscal 2010 the Company recognized a non-cash income tax charge of $1.1 million for a valuation allowance on a deferred tax asset associated with an investment that became impaired for tax purposes.

(3)
During the second quarter of fiscal 2009, the Company recognized a goodwill impairment charge of $94.4 million that included impairments at the following reporting units: Broadband Installation Services (formerly Cable Express and now known as Broadband Express) for $14.8 million, C-2 Utility Contractors for $9.2 million, Ervin Cable Construction for $15.7 million, Nichols Construction for $2.0 million, Stevens Communications for $2.4 million and UtiliQuest for $50.5 million as a result of an interim ASC Topic 350 valuation of reporting units (see Note 7).

20. Supplemental Consolidating Financial Statements

    As of July 31, 2010, the principal amount outstanding of the Company’s Notes was $135.35 million. The Notes were issued in fiscal 2006 by Dycom Investments, Inc. (“Issuer”), a wholly-owned subsidiary of the Company. The following consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent”) on a parent only basis, (ii) the Issuer, (iii) the guarantor subsidiaries for the Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. Intercompany charges (income) between the Parent and subsidiaries are recognized in the consolidating financial statements during the period incurred and the settlement of intercompany balances is reflected in the consolidating statement of cash flows based on the nature of the underlying transactions.

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JULY 31, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$-	$-	$102,858	$462	$-	$103,320
Accounts receivable, net	-	-	109,141	976	-	110,117
Costs and estimated earnings in excess of billings	-	-	66,180	379	-	66,559
Deferred tax assets, net	1,056	-	13,959	67	(138)	14,944
Income taxes receivable	3,626	-	-	-	-	3,626
Inventories	-	-	15,958	100	-	16,058
Other current assets	2,395	9	4,761	972	-	8,137
Total current assets	7,077	9	312,857	2,956	(138)	322,761

PROPERTY AND EQUIPMENT, NET	10,379	-	106,069	20,165	(585)	136,028
GOODWILL	-	-	157,851	-	-	157,851
INTANGIBLE ASSETS, NET	-	-	49,625	-	-	49,625
DEFERRED TAX ASSETS, NET NON-CURRENT	-	-	13,267	-	(13,267)	-
INVESTMENT IN SUBSIDIARIES	678,966	1,256,518	-	-	(1,935,484)	-
INTERCOMPANY RECEIVABLES	-	-	744,064	-	(744,064)	-
OTHER	7,461	2,527	2,812	491	-	13,291
TOTAL NON-CURRENT ASSETS	696,806	1,259,045	1,073,688	20,656	(2,693,400)	356,795
TOTAL	$703,883	$1,259,054	$1,386,545	$23,612	$(2,693,538)	$679,556

LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$137	$-	$25,548	$196	$-	$25,881
Current portion of debt	-	-	47	-	-	47
Billings in excess of costs and estimated earnings	-	-	376	-	-	376
Accrued insurance claims	615	-	27,395	76	-	28,086
Deferred tax liabilities	-	138	-	-	(138)	-
Other accrued liabilities	3,317	3,255	34,565	1,676	-	42,813
Total current liabilities	4,069	3,393	87,931	1,948	(138)	97,203

LONG-TERM DEBT	-	135,350	-	-	-	135,350
ACCRUED INSURANCE CLAIMS	739	-	24,046	59	-	24,844
DEFERRED TAX LIABILITIES, NET NON-CURRENT	1,059	333	32,938	3,096	(13,267)	24,159
INTERCOMPANY PAYABLES	300,875	441,012	-	2,189	(744,076)	-
OTHER LIABILITIES	2,586	-	853	6	-	3,445
Total liabilities	309,328	580,088	145,768	7,298	(757,481)	285,001
Total stockholders' equity	394,555	678,966	1,240,777	16,314	(1,936,057)	394,555
TOTAL	$703,883	$1,259,054	$1,386,545	$23,612	$(2,693,538)	$679,556

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JULY 25, 2009

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$-	$-	$104,582	$125	$-	$104,707
Accounts receivable, net	3	-	115,631	1,334	-	116,968
Costs and estimated earnings in excess of billings	-	-	66,780	331	-	67,111
Deferred tax assets, net	1,275	-	14,562	112	(170)	15,779
Income taxes receivable	7,028	-	-	-	(12)	7,016
Inventories	-	-	8,189	114	-	8,303
Other current assets	2,202	8	4,454	659	-	7,323
Total current assets	10,508	8	314,198	2,675	(182)	327,207

PROPERTY AND EQUIPMENT, NET	13,114	-	113,032	16,615	(629)	142,132
GOODWILL	-	-	157,851	-	-	157,851
INTANGIBLE ASSETS, NET	-	-	56,056	-	-	56,056
DEFERRED TAX ASSETS, NET NON-CURRENT	-	-	15,576	113	(15,689)	-
INVESTMENT IN SUBSIDIARIES	672,026	1,216,440	-	2	(1,888,468)	-
INTERCOMPANY RECEIVABLES	-	-	716,687	-	(716,687)	-
OTHER	4,796	2,906	1,875	634	-	10,211
TOTAL NON-CURRENT ASSETS	689,936	1,219,346	1,061,077	17,364	(2,621,473)	366,250
TOTAL	$700,444	$1,219,354	$1,375,275	$20,039	$(2,621,655)	$693,457

LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$258	$-	$28,019	$700	$-	$28,977
Current portion of debt	-	-	926	-	-	926
Billings in excess of costs and estimated earnings	-	-	151	-	-	151
Accrued insurance claims	670	-	26,641	75	-	27,386
Deferred tax liabilities	-	105	10	55	(170)	-
Other accrued liabilities	4,937	3,073	43,026	1,566	(12)	52,590
Total current liabilities	5,865	3,178	98,773	2,396	(182)	110,030

LONG-TERM DEBT	-	135,350	27	-	-	135,377
ACCRUED INSURANCE CLAIMS	970	-	28,676	113	-	29,759
DEFERRED TAX LIABILITIES, NET NON-CURRENT	491	428	34,413	3,267	(15,689)	22,910
INTERCOMPANY PAYABLES	298,713	408,372	-	9,614	(716,699)	-
OTHER LIABILITIES	3,782	-	964	12	-	4,758
Total liabilities	309,821	547,328	162,853	15,402	(732,570)	302,834
Total stockholders' equity	390,623	672,026	1,212,422	4,637	(1,889,085)	390,623
TOTAL	$700,444	$1,219,354	$1,375,275	$20,039	$(2,621,655)	$693,457

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED JULY 31, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$980,082	$8,541	$-	$988,623

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	802,203	7,861	-	810,064
General and administrative	21,659	457	65,058	10,966	-	98,140
Depreciation and amortization	3,293	-	56,368	3,991	(45)	63,607
Intercompany charges (income), net	(27,589)	-	27,026	563	-	-
Total	(2,637)	457	950,655	23,381	(45)	971,811

Interest income	11	-	86	-	-	97
Interest expense	(2,648)	(11,558)	(66)	-	-	(14,272)
Other income, net	-	-	8,007	86	-	8,093

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES AND
EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	-	(12,015)	37,454	(14,754)	45	10,730

PROVISION (BENEFIT) FOR INCOME TAXES	1,092	(5,493)	16,027	(6,745)	-	4,881

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE EQUITY IN EARNINGS (LOSSES)
OF SUBSIDIARIES	(1,092)	(6,522)	21,427	(8,009)	45	5,849

LOSS FROM DISCONTINUED OPERATIONS, NET
OF TAX	-	-	-	-	-	-

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS (LOSSES)
OF SUBSIDIARIES	(1,092)	(6,522)	21,427	(8,009)	45	5,849

EQUITY IN EARNINGS OF SUBSIDIARIES	6,941	13,463	-	-	(20,404)	-

NET INCOME (LOSS)	$5,849	$6,941	$21,427	$(8,009)	$(20,359)	$5,849

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED JULY 25, 2009

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$1,101,192	$5,708	$-	$1,106,900

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	888,821	6,256	(192)	894,885
General and administrative	24,045	493	65,855	8,339	-	98,732
Depreciation and amortization	2,703	-	60,301	2,463	(32)	65,435
Goodwill impairment charge	-	-	94,429	-	-	94,429
Intercompany charges (income), net	(30,014)	(23)	29,579	177	281	-
Total	(3,266)	470	1,138,985	17,235	57	1,153,481

Interest income	35	-	225	1	-	261
Interest expense	(2,734)	(11,874)	(135)	-	-	(14,743)
Other income, net	(567)	3,027	4,071	33	-	6,564

LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES AND
EQUITY IN LOSSES OF SUBSIDIARIES	-	(9,317)	(33,632)	(11,493)	(57)	(54,499)

PROVISION (BENEFIT) FOR INCOME TAXES	-	(3,732)	6,932	(4,605)	-	(1,405)

LOSS FROM CONTINUING
OPERATIONS BEFORE EQUITY IN LOSSES
OF SUBSIDIARIES	-	(5,585)	(40,564)	(6,888)	(57)	(53,094)

LOSS FROM DISCONTINUED OPERATIONS, NET
OF TAX	-	-	(86)	-	-	(86)

LOSS BEFORE EQUITY IN LOSSES
OF SUBSIDIARIES	-	(5,585)	(40,650)	(6,888)	(57)	(53,180)

EQUITY IN LOSSES OF SUBSIDIARIES	(53,180)	(47,595)	-	-	100,775	-

NET LOSS	$(53,180)	$(53,180)	$(40,650)	$(6,888)	$100,718	$(53,180)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED JULY 26, 2008

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$1,225,263	$4,693	$-	$1,229,956

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	1,008,196	4,623	(1,600)	1,011,219
General and administrative	25,899	228	69,172	3,644	(1)	98,942
Depreciation and amortization	1,966	-	64,364	958	-	67,288
Goodwill impairment charge	-	-	9,672	-	-	9,672
Intercompany charges (income), net	(27,996)	-	25,079	812	2,105	-
Total	(131)	228	1,176,483	10,037	504	1,187,121

Interest income	9	-	679	3	-	691
Interest expense	(201)	(12,538)	(357)	-	-	(13,096)
Other income, net	61	-	6,857	236	-	7,154

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES AND
EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	-	(12,766)	55,959	(5,105)	(504)	37,584

PROVISION (BENEFIT) FOR INCOME TAXES	-	(4,549)	19,548	(1,819)	-	13,180

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE EQUITY IN EARNINGS (LOSSES)
OF SUBSIDIARIES	-	(8,217)	36,411	(3,286)	(504)	24,404

LOSS FROM DISCONTINUED OPERATIONS, NET
OF TAX	-	-	(2,726)	-	-	(2,726)

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS (LOSSES)
OF SUBSIDIARIES	-	(8,217)	33,685	(3,286)	(504)	21,678

EQUITY IN EARNINGS OF SUBSIDIARIES	21,678	29,895	-	-	(51,573)	-

NET INCOME (LOSS)	$21,678	$21,678	$33,685	$(3,286)	$(52,077)	$21,678

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED JULY 31, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
(Dollars in thousands)
Net cash provided by (used in) operating activities	$1,412	$(6,025)	$62,857	$(4,106)	$-	$54,138

Cash flows from investing activities:
Capital expenditures	(3,191)	-	(47,248)	(4,937)	-	(55,376)
Proceeds from sale of assets	-	-	8,617	151	-	8,768
Capital contributions to subsidiaries	-	(26,615)	-	-	26,615	-
Net used in investing activities	(3,191)	(26,615)	(38,631)	(4,786)	26,615	(46,608)

Cash flows from financing activities:
Principal payments on long-term debt	-	-	(1,023)	-	-	(1,023)
Debt issuance costs	(3,233)	-	-	-	-	(3,233)
Repurchases of common stock	(4,489)	-	-	-	-	(4,489)
Restricted stock tax withholdings	(274)	-	-	-	-	(274)
Exercise of stock options and other	33	-	-	-	-	33
Intercompany funding	9,673	32,640	(24,927)	9,229	(26,615)	0
Excess tax benefit from share-based awards	69	-	-	-	-	69
Net cash provided by (used in) financing activities	1,779	32,640	(25,950)	9,229	(26,615)	(8,917)

Net increase (decrease) in cash and equivalents	-	-	(1,724)	337	-	(1,387)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-	104,582	125	-	104,707

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$-	$102,858	$462	$-	$103,320

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED JULY 25, 2009

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
(Dollars in thousands)
Net cash provided by (used in) operating activities	$6,368	$(8,093)	$131,922	$(3,495)	$(66)	$126,636

Cash flows from investing activities (1):
Changes in restricted cash	(233)	-	173	-	-	(60)
Capital expenditures	(4,637)	-	(18,583)	(7,309)	-	(30,529)
Proceeds from sale of assets	-	-	5,182	21	-	5,203
Capital contributions to subsidiaries	-	(5,310)	-	-	5,310	-
Net cash used in investing activities	(4,870)	(5,310)	(13,228)	(7,288)	5,310	(25,386)

Cash flows from financing activities:
Proceeds from long-term debt	30,000	-	-	-	-	30,000
Principal payments on long-term debt	(30,000)	-	(2,337)	-	-	(32,337)
Purchase of senior subordinated notes	-	(11,292)	-	-	-	(11,292)
Debt issuance costs	(1,837)	-	-	-	-	(1,837)
Repurchases of common stock	(2,915)	-	-	-	-	(2,915)
Restricted stock tax withholdings	(247)	-	-	-	-	(247)
Exercise of stock options and other	17	-	-	-	-	17
Intercompany funding	3,484	24,695	(33,343)	10,408	(5,244)	-
Net cash provided (used in) by financing activities	(1,498)	13,403	(35,680)	10,408	(5,244)	(18,611)

Net increase (decrease) in cash and equivalents	-	-	83,014	(375)	-	82,639

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-	21,568	500	-	22,068

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$-	$104,582	$125	$-	$104,707

(1) During fiscal 2009, the Issuer made non-cash capital contributions totaling $30.8 million to the subsidiary guarantors.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED JULY 26, 2008

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
(Dollars in thousands)
Net cash provided by (used in) operating activities	$(5,832)	$(5,447)	$115,408	$664	$(504)	$104,289

Cash flows from investing activities (1):
Changes in restricted cash	(361)	-	71	-	-	(290)
Capital expenditures	(6,647)	-	(56,979)	(8,445)	-	(72,071)
Proceeds from sale of assets	-	-	9,125	615	-	9,740
Proceeds from acquisition indemnification claims	-	-	522	-	-	522
Net cash (used in) provided by investing activities	(7,008)	-	(47,261)	(7,830)	-	(62,099)

Cash flows from financing activities:
Proceeds from long-term debt	30,000	-	-	-	-	30,000
Principal payments on long-term debt	(40,000)	-	(3,496)	-	-	(43,496)
Repurchases of common stock	(25,159)	-	-	-	-	(25,159)
Excess tax benefit from share-based awards	479	-	-	-	-	479
Restricted stock tax withholdings	(2,147)	-	-	-	-	(2,147)
Exercise of stock options and other	1,339	-	-	-	-	1,339
Intercompany funding	48,328	5,447	(61,387)	7,108	504	-
Net cash provided by (used in) financing activities	12,840	5,447	(64,883)	7,108	504	(38,984)

Net increase (decrease) in cash and equivalents	-	-	3,264	(58)	-	3,206

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-	18,304	558	-	18,862

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$-	$21,568	$500	$-	$22,068

(1) During fiscal 2008, the Issuer made non-cash capital contributions of $95.3 million and $1.8 million to the Subsidiary Guarantors and a Non-Guarantor Subsidiary, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dycom Industries, Inc.
Palm Beach Gardens, Florida

    We have audited the accompanying consolidated balance sheets of Dycom Industries, Inc. and subsidiaries (the "Company") as of July 31, 2010 and July 25, 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dycom Industries, Inc. and subsidiaries as of July 31, 2010 and July 25, 2009, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of July 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 2, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
September 2, 2010

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

    There have been no changes in or disagreements with accountants on accounting and financial disclosures within the meaning of Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

    The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 31, 2010, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2010, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

    Management of Dycom Industries, Inc. and subsidiaries is responsible for establishing and maintaining a system of internal control over financial reporting as defined in Rule 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute assurance, with respect to reporting financial information. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

    Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2010.

    The effectiveness of the Company’s internal control over financial reporting as of July 31, 2010 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm. Their report, which is set forth in Part II, Item 9 of this Annual Report on Form 10-K, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of July 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dycom Industries, Inc.
Palm Beach Gardens, Florida

    We have audited the internal control over financial reporting of Dycom Industries, Inc. and subsidiaries (the "Company") as of July 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

    A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

    In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 31, 2010 of the Company and our report dated September 2, 2010 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
September 2, 2010

Item 9B. Other Information.

    None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

    Information concerning directors and nominees of the Registrant and other information as required by this item are hereby incorporated by reference from the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A. The information set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K is incorporated herein by reference.

Code of Ethics

    The Company has adopted a Code of Ethics for Senior Financial Officers which is a code of ethics as that term is defined in Item 406(b) of Regulation S-K and which applies to its Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. The Code of Ethics for Senior Financial Officers is available on the Company’s Internet website at www.dycomind.com. If the Company makes any substantive amendments to, or a waiver from, provisions of the Code of Ethics for Senior Financial Officers, it will disclose the nature of such amendment, or waiver, on that website or in a report on Form 8-K. Information on the Company’s website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation.

    The information required by Item 11 regarding executive compensation is included under the headings “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

    Information concerning the ownership of certain of the Registrant’s beneficial owners and management and related stockholder matters is hereby incorporated by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

Item 13. Certain Relationships, Related Transactions and Director Independence.

    Information concerning relationships and related transactions is hereby incorporated by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services.

    Information concerning principal accounting fees and services is hereby incorporated by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A.

Item 15. Exhibits and Financial Statement Schedules.

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

10.1*	1998 Incentive Stock Option Plan (incorporated by reference to Dycom Industries, Inc.’s Preliminary Proxy Statement filed with the SEC on September 30, 1999).

10.2*	1991 Incentive Stock Option Plan (incorporated by reference to Dycom Industries, Inc.’s Definitive Proxy Statement filed with the SEC on November 5, 1991).

10.3*	2003 Long-Term Incentive Plan, amended and restated effective as of October 1, 2008 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K, filed with the SEC on October 30, 2008).

10.4*
Restricted Stock Agreement between Steven E. Nielsen and Dycom Industries, Inc. dated as of November 25, 2003 (incorporated by reference to Dycom Industries, Inc.’s Form 10-Q filed with the SEC on March 9, 2004).

10.5*
Restricted Stock Agreement between Timothy R. Estes and Dycom Industries Inc. dated as of November 23, 2004 (incorporated by reference to Dycom Industries, Inc.’s Form 10-Q filed with the SEC on March 10, 2005).

10.6*
Restricted Stock Agreement between Timothy R. Estes and Dycom Industries Inc. dated as of January 3, 2005 (incorporated by reference to Dycom Industries, Inc.’s Form 10-Q filed with   the SEC on March 10, 2005).

10.7*	Employment Agreement for Richard B. Vilsoet dated as of May 5, 2005 (incorporated by reference to Dycom Industries, Inc.’s Form 10-K filed with the SEC on September 9, 2005).

10.8
Indenture dated as of October 11, 2005, between Dycom Investments, Inc., Dycom Industries, Inc., certain subsidiaries of Dycom Industries, Inc., as guarantors, and Wachovia Bank, National Association, as trustee (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on October 25, 2005).

10.9*
Form of Restricted Stock Award Agreement and Performance-Based Restricted Stock Award agreement for Richard L. Dunn, Richard B. Vilsoet, and H. Andrew DeFerrari (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on December 20, 2005).

10.10*	Employment Agreement for H. Andrew DeFerrari dated as of July 14, 2004 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on January 23, 2006).

10.11*
Form of Performance-Based Restricted Stock Award Agreement for Steven E. Nielsen and Timothy R. Estes (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on February 1, 2006).

10.12*	Amendment to the Employment Agreement of H. Andrew DeFerrari dated as of August 25, 2006 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on August 31, 2006).

10.13*	Form of Performance Share Unit Agreement for Steven E. Nielsen and Timothy R. Estes (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on October 23, 2006).

10.14*	Form of Directors Restricted Stock Unit Agreement (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on December 19, 2006).

10.15*	2007 Non-Employee Directors Equity Plan (incorporated by reference to Dycom Industries, Inc.’s Definitive Proxy Statement filed with the SEC on October 29, 2007).

10.16*	Employment Agreement for Steven E. Nielsen dated as of May 15, 2008 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on May 21, 2008).

10.17
Credit Agreement dated as of September 12, 2008 by and among Dycom Industries, Inc. and Wachovia Bank, National Association, as Administrative Agent for the Lenders and Bank of America, N.A., as Syndication Agent (incorporated by reference to Dycom Industries, Inc.’s Form 10-Q filed with the SEC on November 26, 2008).

10.18*	Employment Agreement for Timothy R. Estes dated as of November 25, 2008 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on December 2, 2008).

10.19
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

10.20	2009 Annual Incentive Plan (incorporated by reference to Dycom Industries, Inc.’s Definitive Proxy Statement filed with the SEC on October 30, 2008).

10.21*
Form of Indemnification Agreement for directors and executive officers of Dycom Industries, Inc. (incorporated by reference to Dycom Industries, Inc.’s Form 10-K filed with the SEC on September 3, 2009).

10.22*
Amendment to the Employment Agreements of H. Andrew DeFerrari and Richard B. Vilsoet dated as of May 28, 2010  (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on May 28, 2010).

10.23
Credit Agreement dated June 4, 2010 by and among Dycom Industries, Inc. and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, Banc of America Securities LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, Wells Fargo Bank, National Association, as Syndication Agent, and Branch Banking and Trust Company, RBS Citizens, N.A. and PNC Bank, National Association, as Co-Documentation Agents. (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on June 9, 2010).

21.1+	Principal subsidiaries of Dycom Industries, Inc.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Indicates a management contract or compensatory plan or arrangement.
+ Filed herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         DYCOM INDUSTRIES, INC.
                         Registrant

Date:	September 2, 2010	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steven E. Nielsen	Chairman of the Board of Directors and Chief Executive Officer	September 2, 2010
Steven E. Nielsen

/s/ H. Andrew DeFerrari	Senior Vice President and Chief Financial Officer	September 2, 2010
H. Andrew DeFerrari	(Principal Financial and Accounting Officer)

/s/ Thomas G. Baxter	Director	September 2, 2010
Thomas G. Baxter

/s/ Charles M. Brennan, III	Director	September 2, 2010
Charles M. Brennan, III

/s/ James A. Chiddix	Director	September 2, 2010
James A. Chiddix

/s/ Charles B. Coe	Director	September 2, 2010
Charles B. Coe

/s/ Stephen C. Coley	Director	September 2, 2010
Stephen C. Coley

/s/ Patricia L. Higgins	Director	September 2, 2010
Patricia L. Higgins