Form 10-Q
period 2010-10-30
DYCOM INDUSTRIES INC
filed 2010-11-24
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2010

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

There were 35,132,465 shares of common stock with a par value of $0.33 1/3 outstanding at November 24, 2010

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 30,	July 31,
	2010	2010
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$79,960	$103,320
Accounts receivable, net	113,070	110,117
Costs and estimated earnings in excess of billings	65,057	66,559
Deferred tax assets, net	14,937	14,944
Income taxes receivable	1,067	3,626
Inventories	15,139	16,058
Other current assets	11,851	8,137
Total current assets	301,081	322,761

PROPERTY AND EQUIPMENT, NET	134,674	136,028
GOODWILL	157,851	157,851
INTANGIBLE ASSETS, NET	48,059	49,625
OTHER	12,481	13,291
TOTAL NON-CURRENT ASSETS	353,065	356,795
TOTAL	$654,146	$679,556

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,076	$25,881
Current portion of debt	-	47
Billings in excess of costs and estimated earnings	667	376
Accrued insurance claims	28,499	28,086
Other accrued liabilities	41,507	42,813
Total current liabilities	94,749	97,203

LONG-TERM DEBT	135,350	135,350
ACCRUED INSURANCE CLAIMS	24,747	24,844
DEFERRED TAX LIABILITIES, NET NON-CURRENT	24,702	24,159
OTHER LIABILITIES	3,507	3,445
Total liabilities	283,055	285,001

COMMITMENTS AND CONTINGENCIES, Notes 9, 10, and 15

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	-	-
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 35,421,065 and 38,656,190
issued and outstanding, respectively	11,807	12,885
Additional paid-in capital	141,061	170,209
Accumulated other comprehensive income	183	169
Retained earnings	218,040	211,292
Total stockholders' equity	371,091	394,555
TOTAL	$654,146	$679,556

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	October 30, 2010	October 24, 2009
	(Dollars in thousands, except per share amounts)

REVENUES:
Contract revenues	$261,584	$259,116

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	209,322	209,971
General and administrative (including stock-based compensation expense of $0.8 million and $1.0 million, respectively)	22,825	23,502
Depreciation and amortization	15,616	15,191
Total	247,763	248,664

Interest income	28	35
Interest expense	(3,707)	(3,544)
Other income, net	1,757	1,105

INCOME BEFORE INCOME TAXES	11,899	8,048

PROVISION FOR INCOME TAXES:
Current	4,602	3,149
Deferred	550	1,376
Total	5,152	4,525

NET INCOME	$6,747	$3,523

EARNINGS PER COMMON SHARE:

Basic earnings per common share	$0.18	$0.09

Diluted earnings per common share	$0.18	$0.09

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	37,465,142	38,990,281
Diluted	37,567,946	39,281,606

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	October 30, 2010	October 24, 2009
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$6,747	$3,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,616	15,191
Bad debt expense, net	73	24
Gain on sale of fixed assets	(1,530)	(1,026)
Deferred income tax provision	550	1,376
Stock-based compensation	791	971
Amortization of debt issuance costs	311	257
Change in operating assets and liabilities:
Accounts receivable, net	(2,446)	3,687
Costs and estimated earnings in excess of billings, net	1,793	9,640
Other current assets and inventory	(3,522)	(4,872)
Other assets	565	(326)
Income taxes receivable	2,559	4,872
Accounts payable	(1,653)	(397)
Accrued liabilities and insurance claims	(788)	(10,254)
Income taxes payable	-	1,916
Net cash provided by operating activities	19,066	24,582

INVESTING ACTIVITIES:
Capital expenditures	(13,449)	(9,936)
Proceeds from sale of assets	2,073	1,614
Changes in restricted cash	25	-
Net cash used in investing activities	(11,351)	(8,322)

FINANCING ACTIVITIES:
Repurchases of common stock	(31,036)	-
Principal payments on long-term debt	(29)	(455)
Debt issuance costs	(29)	-
Exercise of stock options and other	19	-
Restricted stock tax withholdings	-	(29)
Net cash used in financing activities	(31,075)	(484)

Net (decrease) increase in cash and equivalents	(23,360)	15,776

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	103,320	104,707

CASH AND EQUIVALENTS AT END OF PERIOD	$79,960	$120,483
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES
AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$6,011	$6,013
Income taxes	$85	$332
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$491	$2,531

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

The condensed consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly-owned.  All intercompany accounts and transactions have been eliminated and the financial statements reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, the financial statements do not include all of the financial information and footnotes required by GAAP for complete financial statements. Additionally, the results of operations for the three months ended October 30, 2010 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended July 31, 2010 included in the Company’s 2010 Annual Report on Form 10-K, filed with the SEC on September 3, 2010.

Accounting Period – The Company uses a fiscal year ending on the last Saturday in July. Fiscal 2011 will consist of 52 weeks, while fiscal 2010 consisted of 53 weeks, with the fourth quarter having 14 weeks of operations.

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

Restricted Cash — As of October 30, 2010 and July 31, 2010, the Company had approximately $4.9 million in restricted cash, which is held as collateral in support of the Company’s insurance obligations.  Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the condensed consolidated statements of cash flows.

Comprehensive Income (Loss) – During the three months ended October 30, 2010 and October 24, 2009, the Company did not have any material changes in its equity resulting from non-owner sources.  Accordingly, comprehensive income (loss) approximated the net income amounts presented for the respective period’s operations.

Fair Value of Financial Instruments — Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), defines fair value, establishes a measurement framework and expands disclosure requirements.  The Company adopted ASC Topic 820 for financial assets and liabilities on the first day of fiscal 2009 and adopted non-recurring measurements for  non-financial assets and liabilities on the first day of fiscal 2010. The adoption of ASC Topic 820 did not have an impact on the Company’s condensed consolidated financial statements.  ASC Topic 820 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories: (1) Level 1 - Quoted market prices in active markets for identical assets or liabilities; (2) Level 2 - Observable market based inputs or unobservable inputs that are corroborated by market data; and (3) Level 3 - Unobservable inputs not corroborated by market data which require the reporting entity’s own assumptions. The Company’s financial instruments consist primarily of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable and accrued expenses, and long-term debt. The carrying amounts of these instruments approximate their fair value due to the short maturity of these items, except for the Company’s 8.125% senior subordinated notes due October 2015 (the “Notes”). The Company determined that the fair value of the Notes at October 30, 2010 was $138.2 million based on quoted market prices, which reflect Level 1 inputs, as compared to a carrying value of $135.35 million.

Segment Information — The Company operates in one reportable segment as a specialty contractor, providing engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. All of the Company’s operating segments have been aggregated into one reporting segment due to their similar economic characteristics, products and production methods, and distribution methods. The Company’s services are provided by its various subsidiaries throughout the United States and, on a limited basis, in Canada. One of the Company’s operating segments earned revenues from contracts in Canada of approximately $1.8 million and $1.6 million during the three months ended October 30, 2010 and October 24, 2009, respectively. The Company had no material long-lived assets in the Canadian operations at October 30, 2010 or July 31, 2010.

Recently Issued Accounting Pronouncements – There have been no recently issued accounting pronouncements that are expected to have a material effect on the Company’s consolidated condensed financial statements.

2.  Computation of Earnings Per Common Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted share units. Diluted earnings per common share includes the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested time vesting and certain performance vesting restricted share units. Performance vesting restricted share units are only included in diluted earnings per common share calculations for the period if all the necessary performance conditions are satisfied and their impact is not anti-dilutive. Common stock equivalents related to stock options are excluded from diluted earnings per common share calculations if their effect would be anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation as required by FASB ASC Topic 260.

	For the Three Months Ended
	October 30, 2010	October 24, 2009
	(Dollars in thousands, except per share amounts)

Net income available to common stockholders (numerator)	$6,747	$3,523

Weighted-average number of common shares (denominator)	37,465,142	38,990,281

Basic earnings per common share	$0.18	$0.09

Weighted-average number of common shares	37,465,142	38,990,281
Potential common stock arising from stock options, and unvested restricted share units	102,804	291,325
Total shares-diluted (denominator)	37,567,946	39,281,606

Diluted earnings per common share	$0.18	$0.09

Antidilutive weighed shares excluded from the calculation of earnings per share	2,605,377	2,017,726

3. Accounts Receivable

Accounts receivable consists of the following:

	October 30, 2010	July 31, 2010
	(Dollars in thousands)
Contract billings	$111,882	$109,537
Retainage and other receivables	1,769	1,139
Total	113,651	110,676
Less: allowance for doubtful accounts	581	559
Accounts receivable, net	$113,070	$110,117

The allowance for doubtful accounts changed as follows:

	For the Three Months Ended
	October 30, 2010	October 24, 2009
	(Dollars in thousands)
Allowance for doubtful accounts at beginning of period	$559	$808
Bad debt expense, net	73	24
Amounts charged against the allowance	(51)	(13)
Allowance for doubtful accounts at end of period	$581	$819

As of October 30, 2010, the Company expected to collect all retainage balances above within the next twelve months.

4. Costs and Estimated Earnings on Contracts in Excess of Billings

Costs and estimated earnings in excess of billings, net, consists of the following:

	October 30, 2010	July 31, 2010
	(Dollars in thousands)
Costs incurred on contracts in progress	$52,195	$52,601
Estimated to date earnings	12,862	13,958
Total costs and estimated earnings	65,057	66,559
Less: billings to date	667	376
	$64,390	$66,183

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$65,057	$66,559
Billings in excess of costs and estimated earnings	(667)	(376)
	$64,390	$66,183

The above amounts include revenue for services from contracts based both on the units-of-delivery and the cost-to-cost measures of the percentage of completion method.

5. Property and Equipment

Property and equipment, including amounts for assets subject to capital leases, consists of the following:

	October 30, 2010	July 31, 2010
	(Dollars in thousands)
Land	$3,165	$3,165
Buildings	11,669	11,630
Leasehold improvements	4,575	4,540
Vehicles	207,021	203,420
Computer hardware and software	53,115	52,506
Office furniture and equipment	5,457	5,397
Equipment and machinery	120,350	119,285
Total	405,352	399,943
Less: accumulated depreciation	270,678	263,915
Property and equipment, net	$134,674	$136,028

Depreciation expense and repairs and maintenance, including amounts for assets subject to capital leases, were as follows:

	For the Three Months Ended
	October 30, 2010	October 24, 2009
	(Dollars in thousands)
Depreciation expense	$14,050	$13,576
Repairs and maintenance expense	$3,732	$3,915

6. Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill for the three months ended October 30, 2010:

	October 30, 2010	July 31, 2010
	(Dollars in thousands)
Goodwill	$353,618	$353,618
Accumulated impairment losses	(195,767)	(195,767)
	$157,851	$157,851

The Company’s intangible assets consist of the following:

	Useful Life
	In Years	October 30, 2010	July 31, 2010
		(Dollars in thousands)

Intangible Assets:
Carrying amount:
UtiliQuest tradename	Indefinite	$4,700	$4,700
Tradenames	4-15	2,600	2,600
Customer relationships	5-15	76,095	76,095
		83,395	83,395
Accumulated amortization:
Tradenames		793	750
Customer relationships		34,543	33,020
		35,336	33,770
Net Intangible Assets		$48,059	$49,625

Amortization expense for finite-lived intangible assets for each of the three months ended October 30, 2010 and October 24, 2009 was $1.6 million. Amortization of the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life.

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

As of October 30, 2010, the Company believes the carrying value of its goodwill and other indefinite-lived intangible asset is recoverable; however, there can be no assurances that they will not be impaired in future periods. Certain of the Company’s reporting units also have other intangible assets including tradenames and customer relationship intangibles. As of October 30, 2010, management believes that the carrying amounts of the intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets may become impaired.

7. Accrued Insurance Claims

The Company retains the risk of loss, up to certain limits, for claims relating to automobile liability, general liability (including locate damages), workers’ compensation, and employee group health. With regard to losses occurring in fiscal 2011, the Company has retained the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability and workers’ compensation. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in three states in which the Company participates in a state sponsored insurance fund. Aggregate stop loss coverage for automobile liability, general liability and workers’ compensation claims is $37.3 million for fiscal 2011. For losses under the Company's employee health plan, the Company is party to a stop-loss agreement under which it retains the risk of loss, on an annual basis, of the first $250,000 of claims per participant. The current policy was in place during fiscal 2010 and expires on December 31, 2010.

Accrued insurance claims consist of the following:

	October 30, 2010	July 31, 2010
	(Dollars in thousands)
Amounts expected to be paid within one year:
Accrued auto, general liability and workers' compensation	$16,229	$15,596
Accrued employee group health	3,232	3,894
Accrued damage claims	9,038	8,596
	28,499	28,086
Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers' compensation	20,883	21,174
Accrued damage claims	3,864	3,670
	24,747	24,844
Total accrued insurance claims	$53,246	$52,930

8.  Other Accrued Liabilities

Other accrued liabilities consist of the following:

	October 30, 2010	July 31, 2010
	(Dollars in thousands)
Accrued payroll and related taxes	$20,199	$18,930
Accrued employee benefit and incentive plan costs	2,462	5,595
Accrued construction costs	8,672	7,892
Accrued interest and related bank fees	689	3,347
Other	9,485	7,049
Total other accrued liabilities	$41,507	$42,813

9. Debt

The Company’s outstanding indebtedness consists of the following:

	October 30, 2010	July 31, 2010
	(Dollars in thousands)
Senior subordinated notes	$135,350	$135,350
Capital leases	-	47
	135,350	135,397
Less: current portion	-	47
Long-term debt	$135,350	$135,350

On June 4, 2010, the Company entered into a five-year $225.0 million senior secured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement has an expiration date of June 4, 2015 and provides for a maximum borrowing of $225.0 million, including a sublimit of $100.0 million for the issuance of letters of credit. Subject to certain conditions, the Credit Agreement provides for the ability to enter into one or more incremental facilities in an aggregate amount not to exceed $75.0 million, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans.

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

The Company incurs a facility fee, at rates that range from 0.500% to 0.625% of the unutilized commitments depending on its leverage ratio. The Credit Agreement also requires the payment of fees for outstanding letters of credit and unutilized commitments, in each case based on the Company’s consolidated leverage ratio. Based on the Company’s current consolidated leverage ratio, fees for outstanding letters of credit and fees for unutilized commitments would be 1.250% and 0.50% per annum, respectively.

The Credit Agreement contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, sale-leaseback transactions, transactions with affiliates and capital expenditures.  The Credit Agreement contains financial covenants that require the Company to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.00, as measured on a trailing four quarter basis at the end of each fiscal quarter and (ii) maintain a consolidated interest coverage ratio of not less than 2.75 to 1.00 for fiscal quarters ending July 31, 2010 through April 28, 2012 and not less than 3.00 to 1.00 for the fiscal quarter ending July 28, 2012 and each fiscal quarter thereafter, as measured on a trailing four quarter basis at the end of each fiscal quarter.

As of October 30, 2010 and July 31, 2010, the Company had no outstanding borrowings and $43.5 million and $44.1 million, respectively, of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are issued as part of the Company’s insurance program. At October 30, 2010 and July 31, 2010, the Company was in compliance with the financial covenants and had additional borrowing availability of $137.9 million and $124.1 million, respectively, as determined by the most restrictive covenants of the Credit Agreement.

In October 2005, Dycom Investments, Inc., a wholly-owned subsidiary of the Company, issued $150.0 million in aggregate principal amount of 8.125% senior subordinated notes due October 2015. Interest on the Notes is due on April 15th and October 15th of each year. The Company purchased $14.65 million principal amount of the Notes during fiscal 2009 for $11.3 million. As of October 30, 2010 and July 31, 2010, the principal amount outstanding under the Notes was $135.35 million. The indenture governing the Notes contains covenants that restrict the Company’s ability to, among other things:

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

As of October 30, 2010, the Company has total unrecognized tax benefits of $2.0 million, which would reduce the Company’s effective tax rate during future periods if it is subsequently determined that those liabilities are not required. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. The Company recognized less than $0.1 million of interest expense in the accompanying condensed consolidated statements of operations related to unrecognized tax benefits during each of the three months ended October 30, 2010 and October 24, 2009.

11. Other Income, net

The components of other income, net, are as follows:

	For the Three Months Ended
	October 30, 2010	October 24, 2009
	(Dollars in thousands)
Gain on sale of fixed assets	$1,530	$1,026
Miscellaneous income	227	79
Total other income, net	$1,757	$1,105

12. Capital Stock

On February 23, 2010, the Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock in open market or private transactions through August 2011. During the third quarter of fiscal 2010, the Company used $4.5 million to repurchase 475,602 shares of Company common stock at an average price of $9.44 per share. During the first quarter of fiscal 2011 through September 28, 2010, the Company used substantially all of the remaining $15.5 million available from the February 23, 2010 authorization to repurchase 1,786,300 shares. On September 29, 2010, the Board of Directors increased the amount authorized by an additional $20.0 million for repurchases in open market or private transactions through March 2012. From September 29, 2010 through October 30, 2010, the Company repurchased 1,453,600 shares for $15.5 million, resulting in total repurchases for the quarter ended October 30, 2010 of 3,239,900 shares for $31.0 million, an average price of $9.58 per share.  All shares repurchased were subsequently cancelled. As of October 30, 2010, approximately $4.5 million remained authorized for repurchases through March 2012.

                During the second quarter of fiscal 2011 through November 22, 2010, the Company repurchased 291,500 shares for approximately $3.2 million.  On November 22, 2010, the Board of Directors increased the amount authorized by $20.0 million for repurchases in open market or private transactions through May 2012 bringing the total remaining authorization to approximately $21.3 million.

13. Stock-Based Awards

Stock-based awards are granted by the Company under its 2003 Long-term Incentive Plan (“2003 Plan”) and the 2007 Non-Employee Directors Equity Plan (“2007 Directors Plan”, together with the 2003 Plan, “the Plans”).  The Company also has several other plans under which no further awards will be granted, including expired plans.  The Company’s policy is to issue new shares to satisfy equity awards under the Plans. Under the terms of the Plans, stock options are granted at the closing price on the date of the grant and are exercisable over a period of up to ten years.  The Plans also provide for the grants of time based restricted share units (“RSUs”), that currently vest ratably over a four year period from the date of grant.  Additionally, the 2003 Plan provides for the grants of performance based restricted share units (“Performance RSUs”).  Outstanding Performance RSUs vest over a three year period from the grant date if certain Company performance goals are achieved.

The following table summarizes the stock-based awards activity during the three months ended October 30, 2010:

	Stock Options		RSUs		Performance RSUs
	Shares	Weighted Average Exercise Price	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price
Outstanding as of July 31, 2010	3,519,383	$18.53	190,101	$10.95	300,090	$19.29
Granted	-	$-	-	$-	69,720	$10.60
Options Exercised/Share Units Vested	(2,750)	$6.83	-	$-	-	$-
Forfeited or cancelled	(283,006)	$42.18	(683)	$24.71	(86,070)	$15.49
Outstanding as of October 30, 2010	3,233,627	$16.47	189,418	$10.90	283,740	$18.31

Exercisable options as of October 30, 2010	1,665,372	$24.32

The Performance RSUs in the above table represent the maximum number of awards which may vest under the outstanding grants assuming that all performance criteria are met.  Approximately 134,000 Performance RSUs outstanding as of October 30, 2010 will be cancelled during the second quarter of fiscal 2011 related to fiscal 2010 performance criteria not being met.

Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the condensed consolidated statements of operations. The compensation expense and the related tax benefit recognized related to stock options and restricted share units for the three months ended October 30, 2010 and October 24, 2009 are as follows:

	For the Three Months Ended
	October 30, 2010	October 24, 2009
	(Dollars in thousands)
Stock-based compensation expense	$791	$971
Tax benefit recognized	$(166)	$(314)

The Company evaluates compensation expense quarterly and recognizes expense for performance based awards only if management determines it is probable that the performance criteria for the awards will be met.  The total amount of expense ultimately recognized is based on the number of awards that actually vest.  Accordingly, the amount of compensation expense recognized during current and prior periods may not be representative of future stock-based compensation expense.

Under the Plans, the maximum total unrecognized compensation expense and weighted-average period over which the expense would be recognized subsequent to October 30, 2010 is shown below. For performance based awards, the unrecognized compensation cost is based upon the maximum amount of restricted share units that can be earned under outstanding awards. If the performance goals are not met, no compensation expense will be recognized for these share units and compensation expense previously recognized will be reversed.

	Unrecognized Compensation Expense	Weighted-Average Period
	(In thousands)	(In years)

Stock options	$5,549	2.8
Unvested RSUs	$1,178	2.3
Unvested Performance RSUs	$1,569	0.4

14. Related Party Transactions

The Company leases administrative offices from entities related to officers of the Company’s subsidiaries.  The total expense under these arrangements was $0.3 million for each of the three months ended October 30, 2010 and October 24, 2009, respectively.

15. Commitments and Contingencies

In October 2010, Prince Telecom, LLC (“Prince”), a wholly-owned subsidiary of the Company, was named as a defendant in a lawsuit in the U.S. District Court for the District of Oregon.  The plaintiffs, three former employees of Prince, alleged various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs sought to certify as a class current and former employees of the subsidiary who worked in the State of Oregon.  In October 2010, the plaintiffs’ attorneys and Prince entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  Approval of the proposed settlement by the Court is currently pending.  As of October 30, 2010, approximately $0.5 million was included in other accrued liabilities with respect to the terms of the proposed settlement.

In September 2010, two former employees of Broadband Express, LLC (“BBX”), a wholly-owned subsidiary of the Company, commenced a lawsuit against BBX in the U.S. District Court for the Southern District of Florida. The lawsuit alleges that BBX violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiffs seek unspecified damages and other relief on behalf of themselves and a putative class of similarly situated current and former employees of BBX.  It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any.  The Company intends to vigorously defend itself against this lawsuit.

In June 2010, a former employee of Prince commenced a lawsuit against Prince, the Company and certain unnamed U.S. affiliates of Prince and the Company (the “Affiliates”) in the U.S. District Court for the Southern District of New York. The lawsuit alleges that Prince, the Company and the Affiliates violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiff seeks unspecified damages and other relief on behalf of himself and a putative class of similarly situated current and former employees of Prince, the Company and/or the Affiliates.  It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any.  The Company intends to vigorously defend itself against this lawsuit.

In May 2009, the Company and Prince were named as defendants in a lawsuit in the U.S. District Court for the Western District of Washington. The plaintiffs, all former employees of the subsidiary, alleged various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs sought to certify as a class current and former employees of the subsidiary who worked in the State of Washington. The Company estimated the liability of the proposed settlement at $2.0 million and recorded a pre-tax charge for this amount during the quarter ended October 24, 2009. In November 2009, the plaintiffs’ attorneys, the Company and the subsidiary entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  In January 2010, the Court granted preliminary approval of the proposed settlement. Notice of the terms of the proposed settlement and claim forms were mailed to members of the plaintiffs’ class in February 2010. The Court held a hearing regarding the plaintiffs’ Motion for Final Approval of the Class Action Settlement in April 2010, at which time it entered an Order approving the settlement and dismissed the action with prejudice subject to final administration of the terms of the settlement.  Excluding legal expenses of the Company, approximately $1.6 million was incurred pursuant to the settlement and was paid in June 2010.

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

Performance Bonds and Guarantees

The Company has obligations under performance and other surety bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of October 30, 2010, the Company had $75.8 million of outstanding performance and other surety bonds and no events have occurred in which the customers have exercised their rights under the bonds.

The Company has periodically guaranteed certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.

Letters of Credit

The Company has letters of credit issued under its Credit Agreement as part of its insurance program. As of October 30, 2010, the Company had $43.5 million outstanding letters of credit issued under the Credit Agreement.

16. Concentration of Credit Risk

The Company’s customer base is concentrated, with the top five customers accounting for approximately 62.0% and 65.5% for the three month periods ended October 30, 2010 and October 24, 2009, respectively. AT&T Inc. (“AT&T”), Comcast Corporation (“Comcast”), and Verizon Communications Inc. (“Verizon”) represent a significant portion of the Company’s customer base and were over 10% or more of total revenue for the three months ended October 30, 2010 or October 24, 2009 as follows:

	For the Three Months Ended
	October 30, 2010	October 24, 2009
AT&T	23.2%	18.2%
Comcast	15.6%	15.7%
Verizon	8.0%	14.7%

    The Company believes that none of its significant customers were experiencing financial difficulties that would impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of October 30, 2010. Customers representing 10% or more of revenue had the following combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings outstanding and the related percentage of the Company’s total outstanding balances:

	October 30, 2010		July 31, 2010
	Amount	% of Total	Amount	% of Total
		(Dollars in millions)
AT&T	$33.4	18.7%	$30.9	17.4%
Comcast	$21.7	12.1%	$19.6	11.1%
Verizon	$20.5	11.5%	$22.4	12.7%

17. Supplemental Consolidating Financial Statements

As of October 30, 2010, the principal amount outstanding of the Company’s Notes was $135.35 million. The Notes were issued in fiscal 2006 by Dycom Investments, Inc. (“Issuer”), a wholly-owned subsidiary of the Company. The following consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent”) on a parent only basis, (ii) the Issuer, (iii) the guarantor subsidiaries for the Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. Intercompany charges (income) between the Parent and subsidiaries are recognized in the consolidating financial statements during the period incurred and the settlement of intercompany balances is reflected in the consolidating statement of cash flows based on the nature of the underlying transactions.

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
OCTOBER 30, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$-	$-	$79,624	$336	$-	79,960
Accounts receivable, net	-	-	111,911	1,159	-	113,070
Costs and estimated earnings in excess of billings	-	-	64,325	732	-	65,057
Deferred tax assets, net	1,055	-	13,953	67	(138)	14,937
Income taxes receivable	1,067	-	-	-	-	1,067
Inventories	-	-	15,041	98	-	15,139
Other current assets	5,780	-	5,339	732	-	11,851
Total current assets	7,902	-	290,193	3,124	(138)	301,081

PROPERTY AND EQUIPMENT, NET	9,671	-	105,406	20,171	(574)	134,674
GOODWILL	-	-	157,851	-	-	157,851
INTANGIBLE ASSETS, NET	-	-	48,059	-	-	48,059
INVESTMENT IN SUBSIDIARIES	685,712	1,267,420	-	-	(1,953,132)	-
INTERCOMPANY RECEIVABLES	-	-	778,920	-	(778,920)	-
OTHER	7,336	2,428	2,263	454	-	12,481
TOTAL NON-CURRENT ASSETS	702,719	1,269,848	1,092,499	20,625	(2,732,626)	353,065
TOTAL	$710,621	$1,269,848	$1,382,692	$23,749	$(2,732,764)	$654,146

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$155	$-	$23,456	$465	$-	$24,076
Billings in excess of costs and estimated earnings	-	-	667		-	667
Accrued insurance claims	604	-	27,811	84	-	28,499
Deferred tax liabilities	-	138	-	-	(138)	-
Other accrued liabilities	5,033	624	34,757	1,093	-	41,507
Total current liabilities	5,792	762	86,691	1,642	(138)	94,749

LONG-TERM DEBT	-	135,350	-	-	-	135,350
ACCRUED INSURANCE CLAIMS	725	-	23,961	61	-	24,747
DEFERRED TAX LIABILITIES, NET NON-CURRENT	1,082	341	20,113	3,166	-	24,702
INTERCOMPANY PAYABLES	329,309	447,683	-	1,940	(778,932)	-
OTHER LIABILITIES	2,622	-	879	6	-	3,507
Total liabilities	339,530	584,136	131,644	6,815	(779,070)	283,055
Total stockholders' equity	371,091	685,712	1,251,048	16,934	(1,953,694)	371,091
TOTAL	$710,621	$1,269,848	$1,382,692	$23,749	$(2,732,764)	$654,146

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JULY 31, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$-	$-	$102,858	$462	$-	$103,320
Accounts receivable, net	-	-	109,141	976	-	110,117
Costs and estimated earnings in excess of billings	-	-	66,180	379	-	66,559
Deferred tax assets, net	1,056	-	13,959	67	(138)	14,944
Income taxes receivable	3,626	-	-	-	-	3,626
Inventories	-	-	15,958	100	-	16,058
Other current assets	2,395	9	4,761	972	-	8,137
Total current assets	7,077	9	312,857	2,956	(138)	322,761

PROPERTY AND EQUIPMENT, NET	10,379	-	106,069	20,165	(585)	136,028
GOODWILL	-	-	157,851	-	-	157,851
INTANGIBLE ASSETS, NET	-	-	49,625	-	-	49,625
DEFERRED TAX ASSETS, NET NON-CURRENT	-	-	13,267	-	(13,267)	-
INVESTMENT IN SUBSIDIARIES	678,966	1,256,518	-	-	(1,935,484)	-
INTERCOMPANY RECEIVABLES	-	-	744,064	-	(744,064)	-
OTHER	7,461	2,527	2,812	491	-	13,291
TOTAL NON-CURRENT ASSETS	696,806	1,259,045	1,073,688	20,656	(2,693,400)	356,795
TOTAL	$703,883	$1,259,054	$1,386,545	$23,612	$(2,693,538)	$679,556

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$137	$-	$25,548	$196	$-	$25,881
Current portion of debt	-	-	47	-	-	47
Billings in excess of costs and estimated earnings	-	-	376	-	-	376
Accrued insurance claims	615	-	27,395	76	-	28,086
Deferred tax liabilities	-	138	-	-	(138)	-
Other accrued liabilities	3,317	3,255	34,565	1,676	-	42,813
Total current liabilities	4,069	3,393	87,931	1,948	(138)	97,203

LONG-TERM DEBT	-	135,350	-	-	-	135,350
ACCRUED INSURANCE CLAIMS	739	-	24,046	59	-	24,844
DEFERRED TAX LIABILITIES, NET NON-CURRENT	1,059	333	32,938	3,096	(13,267)	24,159
INTERCOMPANY PAYABLES	300,875	441,012	-	2,189	(744,076)	-
OTHER LIABILITIES	2,586	-	853	6	-	3,445
Total liabilities	309,328	580,088	145,768	7,298	(757,481)	285,001
Total stockholders' equity	394,555	678,966	1,240,777	16,314	(1,936,057)	394,555
TOTAL	$703,883	$1,259,054	$1,386,545	$23,612	$(2,693,538)	$679,556

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 30, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$259,168	$2,416	$-	$261,584

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	207,107	2,215		209,322
General and administrative	5,257	136	15,308	2,124		22,825
Depreciation and amortization	778	-	13,646	1,203	(11)	15,616
Intercompany charges (income), net	(6,900)	-	6,823	77		-
Total	(865)	136	242,884	5,619	(11)	247,763

Interest income	-	-	28	-		28
Interest expense	(865)	(2,840)	(2)	-		(3,707)
Other income (expense), net	-	-	1,761	(4)		1,757

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	-	(2,976)	18,071	(3,207)	11	11,899

PROVISION (BENEFIT) FOR INCOME TAXES	-	(1,274)	7,799	(1,373)		5,152

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	-	(1,702)	10,272	(1,834)	11	6,747

EQUITY IN EARNINGS OF SUBSIDIARIES	6,747	8,449	-	-	(15,196)	-

NET INCOME (LOSS)	$6,747	$6,747	$10,272	$(1,834)	$(15,185)	$6,747

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 24, 2009

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$257,017	$2,099	$-	$259,116

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	207,938	2,033	-	209,971
General and administrative	5,572	128	15,783	2,019	-	23,502
Depreciation and amortization	737	-	13,534	931	(11)	15,191
Intercompany charges (income), net	(6,998)	-	6,813	185	-	-
Total	(689)	128	244,068	5,168	(11)	248,664

Interest income	6	-	29	-	-	35
Interest expense	(696)	(2,829)	(19)	-	-	(3,544)
Other income, net	1	-	1,097	7	-	1,105

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	-	(2,957)	14,056	(3,062)	11	8,048

PROVISION (BENEFIT) FOR INCOME TAXES	1,090	(1,262)	6,004	(1,307)	-	4,525

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(1,090)	(1,695)	8,052	(1,755)	11	3,523

EQUITY IN EARNINGS OF SUBSIDIARIES	4,613	6,308	-	-	(10,921)	-

NET INCOME (LOSS)	$3,523	$4,613	$8,052	$(1,755)	$(10,910)	$3,523

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 30, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(2,057)	$(4,216)	$26,453	$(1,114)	$-	$19,066

Cash flows from investing activities:
Capital expenditures	(274)	-	(11,984)	(1,191)	-	(13,449)
Proceeds from sale of assets	-	-	2,068	5	-	2,073
Changes in restricted cash	25	-	-	-	-	25
Capital contributions to subsidiaries	-	(2,455)	-	-	2,455	-
Net cash used in investing activities	(249)	(2,455)	(9,916)	(1,186)	2,455	(11,351)

Cash flows from financing activities:
Repurchases of common stock	(31,036)	-	-	-	-	(31,036)
Principal payments on long-term debt	-	-	(29)	-	-	(29)
Debt issuance costs	(29)	-	-	-	-	(29)
Exercise of stock options and other	19	-	-	-	-	19
Intercompany funding	33,352	6,671	(39,742)	2,174	(2,455)	-
Net cash provided by (used in) financing activities	2,306	6,671	(39,771)	2,174	(2,455)	(31,075)

Net decrease in cash and equivalents	-	-	(23,234)	(126)	-	(23,360)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-	102,858	462	-	103,320

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$-	$79,624	$336	$-	$79,960

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 24, 2009

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(5,355)	$(4,394)	$35,718	$(1,387)	$-	$24,582

Cash flows from investing activities:
Capital expenditures	(738)	-	(7,896)	(1,302)	-	(9,936)
Proceeds from sale of assets	-	-	1,614	-	-	1,614
Capital contributions to subsidiaries	-	(3,665)	-	-	3,665	-
Net cash used in investing activities	(738)	(3,665)	(6,282)	(1,302)	3,665	(8,322)

Cash flows from financing activities:
Principal payments on long-term debt	-	-	(455)	-	-	(455)
Restricted stock tax withholdings	(29)	-	-	-	-	(29)
Intercompany funding and financing activities	6,122	8,059	(13,682)	3,166	(3,665)	-
Net cash provided (used in) by financing activities	6,093	8,059	(14,137)	3,166	(3,665)	(484)

Net increase in cash and equivalents	-	-	15,299	477	-	15,776

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-	104,582	125	-	104,707

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$-	$119,881	$602	$-	$120,483

18.  Subsequent Events
On November 19, 2010, the Company acquired certain assets and the assumed certain liabilities of Communication Services Holding Co, LLC (“CSI”) for a purchase price of approximately $9.0 million in cash and the assumption of approximately $0.7 million in capital lease obligations.  In addition, the acquisition agreement provides for a working capital adjustment. CSI provides outside plant construction services to telecommunications companies throughout the Southeastern and South Central United States.

On November 23, 2010, the Board of Directors authorized an additional $20.0 million for the repurchase of the Company's common stock in private or open market transactions through May 2012 (see Note 12).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended July 31, 2010.  Our Annual Report on Form 10-K for the year ended July 31, 2010 was filed with the Securities and Exchange Commission (“SEC”) on September 3, 2010 and is available on the SEC’s website at www.sec.gov and on our website, which is www.dycomind.com.

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

These forward-looking statements are based on management’s current expectations, estimates and projections and are subject to known and unknown risks and uncertainties that may cause actual results in the future to differ materially from the results projected or implied in any forward-looking statements contained in this report. The factors that could affect future results and cause these results to differ materially from those expressed in the forward-looking statements include, but are not limited to, those described under Item 1A, “Risk Factors” included in the Company’s 2010 Annual Report on Form 10-K, filed with the SEC on September 3, 2010 and other risks outlined in our periodic filings with the SEC. Any forward-looking statement speaks only as of the date on which it is made. Except as required by law, we may not update forward-looking statements to reflect changes as they occur after the forward-looking statements are made, although our circumstances may change in the future. With respect to forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Overview

We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. Additionally, we provide services on a limited basis in Canada. For the three months ended October 30, 2010, the percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 78.5%, 16.7%, and 4.8%, respectively.

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

The following table summarizes our revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues from continuing operations:

	For the Three Months Ended
	October 30, 2010	October 24, 2009

Multi-year master service agreements	77.0%	74.8%
Other long-term contracts	13.0%	15.7%
Total long-term contracts	90.0%	90.5%

The percentage of revenue from long-term contracts varies between periods depending on the mix of volume of work performed under our contracts.

A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from those customers who contributed at least 2.5% of our total revenue from continuing operations in the three months ended October 30, 2010 or October 24, 2009:

	For the Three Months Ended
	October 30, 2010	October 24, 2009
AT&T Inc.	23.2%	18.2%
Comcast Corporation	15.6%	15.7%
CenturyLink	8.3%	8.4%
Verizon Communications Inc.	8.0%	14.7%
Time Warner Cable Inc.	6.9%	8.6%
Charter Communications, Inc.	6.7%	5.4%
Windstream Corporation	4.0%	3.4%

Cost of earned revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by subcontractors, operation of capital equipment (excluding depreciation and amortization), direct material and insurance claims and other related costs. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our underground facility locating services. A change in claims experience or actuarial assumptions related to these risks could materially affect our results of operations. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools, and equipment necessary to perform installation and maintenance services. Materials supplied by our customers, for which the customer retains financial and performance risk, are not included in our revenue or costs of sales. During the three months ended October 30, 2010, cost of earned revenues includes a $0.5 million charge related to the settlement of a legal matter as described in “Legal Proceedings” below. In addition, cost of earned revenues for the three months ended October 24, 2009 includes a $2.0 million charge related to the settlement of legal matters, of which $1.6 million was ultimately paid in June 2010.

General and administrative costs include costs of management personnel and administrative overhead at our subsidiaries as well as our corporate costs. The costs primarily consist of employee compensation and related expenses, including stock-based compensation, legal, consulting and professional fees, information technology and development costs, provision for or recoveries of bad debt expense, and other costs that are not directly related to performance of our services under customer contracts.  Our senior management, including the senior managers of our subsidiaries, perform substantially all of our sales and marketing functions as part of their management responsibilities and, accordingly, we have not incurred material sales and marketing expenses.

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

We grant credit under normal payment terms, generally without collateral, to our customers. These customers primarily consist of telephone companies, cable television multiple system operators, electric and gas utilities. With respect to a portion of the services provided to these customers, we have certain statutory lien rights which may in certain circumstances enhance our collection efforts. Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks. These risks may be heightened as a result of the current economic climate and market volatility. In the past, some of our customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose us to increased risks related to the collectability of amounts due for services performed. We believe that none of our significant customers were experiencing financial difficulties that would impact the collectability of our trade accounts receivable and costs in excess of billings as of October 30, 2010.

Legal Proceedings

In October 2010, Prince Telecom, LLC (“Prince”), a wholly-owned subsidiary of the Company, was named as a defendant in a lawsuit in the U.S. District Court for the District of Oregon.  The plaintiffs, three former employees of Prince, alleged various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs sought to certify as a class current and former employees of the subsidiary who worked in the State of Oregon.  In October 2010, the plaintiffs’ attorneys and Prince entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  Approval of the proposed settlement by the Court is currently pending.  As of October 30, 2010, approximately $0.5 million was included in other accrued liabilities with respect to the proposed settlement.

In September 2010, two former employees of Broadband Express, LLC (“BBX”), a wholly-owned subsidiary of the Company, commenced a lawsuit against BBX in the U.S. District Court for the Southern District of Florida. The lawsuit alleges that BBX violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiffs seek unspecified damages and other relief on behalf of themselves and a putative class of similarly situated current and former employees of BBX.  It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any.  We intend to vigorously defend ourselves against this lawsuit.

In June 2010, a former employee of Prince commenced a lawsuit against Prince, the Company and certain unnamed U.S. affiliates of Prince and the Company (the “Affiliates”) in the U.S. District Court for the Southern District of New York. The lawsuit alleges that Prince, the Company and the Affiliates violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiff seeks unspecified damages and other relief on behalf of himself and a putative class of similarly situated current and former employees of Prince, the Company and/or the Affiliates.  It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any.  We intend to vigorously defend ourselves against this lawsuit.

In May 2009, the Company and Prince were named as defendants in a lawsuit in the U.S. District Court for the Western District of Washington. The plaintiffs, all former employees of the subsidiary, alleged various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs sought to certify as a class current and former employees of the subsidiary who worked in the State of Washington. The Company estimated the liability of the proposed settlement at $2.0 million and recorded a pre-tax charge for this amount during the quarter ended October 24, 2009. In November 2009, the plaintiffs’ attorneys, the Company and the subsidiary entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  In January 2010, the Court granted preliminary approval of the proposed settlement. Notice of the terms of the proposed settlement and claim forms were mailed to members of the plaintiffs’ class in February 2010. The Court held a hearing regarding the plaintiffs’ Motion for Final Approval of the Class Action Settlement in April 2010, at which time it entered an Order approving the settlement and dismissed the action with prejudice subject to final administration of the terms of the settlement.  Excluding legal expenses of the Company, approximately $1.6 million was incurred pursuant to the settlement and was paid in June 2010.

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

Acquisitions

On November 19, 2010, we acquired certain assets and the assumed certain liabilities of Communication Services Holding Co, LLC (“CSI”) for a purchase price of approximately $9.0 million in cash and the assumption of approximately $0.7 million in capital lease obligations.  In addition, the acquisition agreement provides for a working capital adjustment. CSI provides outside plant construction services to telecommunications companies throughout the Southeastern and South Central United States.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to recognition of revenue for costs and estimated earnings in excess of billings, the fair value of goodwill, the assessment of impairment of intangibles and other long-lived assets, income taxes, accrued insurance claims, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended July 31, 2010 for further information regarding our critical accounting policies and estimates.

Results of Operations

The Company uses a fiscal year ending on the last Saturday in July. Fiscal 2011 will consist of 52 weeks, while fiscal 2010 consisted of 53 weeks, with the fourth quarter having 14 weeks of operations. The following table sets forth, as a percentage of revenues earned, our condensed consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	For the Three Months Ended
	October 30, 2010		October 24, 2009
	(Dollars in millions)
Revenues	$261.6	100.0%	$259.1	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	209.3	80.0	210.0	81.0
General and administrative	22.8	8.7	23.5	9.1
Depreciation and amortization	15.6	6.0	15.2	5.9
Total	247.8	94.7	248.7	96.0
Interest income	-	-	-	-
Interest expense	(3.7)	(1.4)	(3.5)	(1.4)
Other income, net	1.8	0.7	1.1	0.4
Income before income taxes	11.9	4.5	8.0	3.1
Provision for income taxes	5.2	2.0	4.5	1.7
Net income	$6.7	2.6%	$3.5	1.4%

Revenues. The following table presents information regarding total revenues by type of customer for the three months ended October 30, 2010 and October 24, 2009 (totals may not add due to rounding):

	For the Three Months Ended
	October 30, 2010		October 24, 2009			%
	Revenue	% of Total	Revenue	% of Total	Increase (decrease)	Increase (decrease)
Telecommunications	$205.4	78.5%	$204.9	79.1%	$0.5	0.2%
Underground facility locating	43.6	16.7%	46.9	18.1%	(3.3)	(7.0)%
Electric and gas utilities and other customers	12.6	4.8%	7.3	2.8%	5.3	72.5%
Total contract revenues	$261.6	100.0%	$259.1	100.0%	$2.5	1.0%

Revenues increased $2.5 million, or 1.0%, during the three months ended October 30, 2010 as compared to the three months ended October 24, 2009. The increase was the result of a $5.3 million increase in revenues from construction and maintenance services provided to electric and gas utilities and other customers and a $0.5 million increase in specialty contracting services provided to telecommunications customers, partially offset by a $3.3 million decrease in services provided to underground facility locating customers.

Specialty construction services provided to telecommunications companies were $205.4 million during the three months ended October 30, 2010, compared to $204.9 million during the three months ended October 24, 2009, an increase of 0.2%. We experienced a $14.2 million increase for a significant telephone customer upgrading and deploying fiber to their network and a $2.1 million combined increase for two other significant telephone customers upgrading their networks.  Other customers had net increases of $1.9 million during the three months ended October 30, 2010 as compared to the three months ended October 24, 2009.  Partially offsetting these increases was a $16.4 million decrease for a customer engaged in a fiber deployment project and a $1.3 million net decrease for installation, maintenance and construction services provided to leading cable multiple system operators.

    Total revenues from underground facility locating customers during the three months ended October 30, 2010 were $43.6 million, compared to $46.9 million during the three months ended October 24, 2009, a decrease of 7.0%. The decrease resulted from contracts that ended subsequent to the first quarter of fiscal 2010 and from declines in customer demand levels as a result of lower levels of construction activity.

Total revenues from electric and gas utilities and other construction and maintenance customers during the three months ended October 30, 2010 were $12.6 million, compared to $7.3 million during the three months ended October 24, 2009.  The increase was primarily attributable to a short-term project for a gas customer that began during the three months ended October 30, 2010.

Costs of Earned Revenues. Costs of earned revenues were $209.3 million during the three months ended October 30, 2010, compared to $210.0 million during the three months ended October 24, 2009, a decrease of $0.6 million. Included in costs of earned revenues for the three months ended October 30, 2010 and October 24, 2009 are charges of $0.5 million and $2.0 million, respectively, in connection with the settlement of legal matters. Excluding such charges, there was a net $0.9 million increase in costs of earned revenues. The primary components of the net $0.9 million increase was composed of a $6.7 million increase in direct materials, partially offset by a $5.2 million decrease in direct labor and subcontractor costs taken together, and a $0.6 million decrease in other direct costs.

Costs of earned revenues as a percentage of contract revenues decreased 1.0% for the three months ended October 30, 2010 as compared to the same period last year. Excluding the legal settlement charges in both periods referred to above, costs of earned revenues as a percentage of contract revenues decreased 0.4% for the three months ended October 30, 2010 as compared to the three months ended October 24, 2009.  Labor and subcontractor costs represented a lower percentage of total revenue for the three months ended October 30, 2010 and decreased 2.6% compared to the same period last year as a result of improved operating efficiency and based on the mix of work performed. Other direct costs decreased 0.5% as compared to the prior year period primarily as a result of reduced claims costs during the current period.  Offsetting these decreases, direct materials increased 2.5% as a percentage of total revenue as our mix of work included a higher level of projects where we provided materials to the customer. Additionally, fuel costs increased 0.2% as a percentage of contract revenues as compared to the same period last year.

General and Administrative Expenses. General and administrative expenses decreased $0.7 million to $22.8 million during the three months ended October 30, 2010 as compared to $23.5 million during the three months ended October 24, 2009. The decrease in total general and administrative expenses primarily resulted from a reduction of payroll expense and reduced legal and professional fees. Additionally, stock-based compensation expense decreased to $0.8 million during the three months ended October 30, 2010 as compared to $1.0 million during the three months ended October 24, 2009 from reduced performance-based restricted stock unit expense as a result of not meeting fiscal 2010 performance criteria.

General and administrative expenses as a percentage of contract revenues were 8.7% and 9.1% for the three months ended October 30, 2010 and October 24, 2009, respectively. The decrease in general and administrative expenses as a percentage of contract revenues reflects the reduction in payroll expense and legal and professional fees as a percentage of revenue.

Depreciation and Amortization.   Depreciation and amortization increased to $15.6 million during the three months ended October 30, 2010 from $15.2 million during the three months ended October 24, 2009, and increased as a percentage of contract revenues to 6.0% compared to 5.9% from the same period in the prior year. The increases are primarily a result of capital expenditures during fiscal 2010 and fiscal 2011 from replacement activity of our assets and due to spending incurred to address new work opportunities.

Interest Expense, Net. Interest expense, net was $3.7 million and $3.5 million during the three months ended October 30, 2010 and the three months ended October 24, 2009, respectively.

Other Income, Net. Other income, net increased to $1.8 million during the three months ended October 30, 2010 from $1.1 million during the three months ended October 24, 2009 as the result of a greater number of assets sold and improved pricing during the current year as compared to the prior year.

Income Taxes. The following table presents our income tax expense and effective income tax rate for continuing operations for the three months ended October 30, 2010 and October 24, 2009:

	For the Three Months Ended

	October 30, 2010	October 24, 2009
	(Dollars in millions)
Income tax provision	$5.2	$4.5
Effective income tax rate	43.3%	56.2%

Our effective income tax rates for the three months ended October 30, 2010 and October 24, 2009 differ from the statutory rate for the tax jurisdictions where we operate as a result of several factors. Specifically, during the first quarter of fiscal 2010 we recognized a non-cash income tax charge of $1.1 million for a valuation allowance on a deferred tax asset associated with an investment that became impaired for tax purposes. Other variations in our tax rate are attributable to tax credits recognized and the impact of non-deductible and non-taxable items in relation to our pre-tax results during the period.  As of October 30, 2010, we had total unrecognized tax benefits of approximately $2.0 million, which would reduce our effective tax rate during the periods recognized if it is determined that those liabilities are not required.

Net Income. Net income was $6.7 million during the three months ended October 30, 2010 as compared to $3.5 million during the three months ended October 24, 2009.

Liquidity and Capital Resources

Capital requirements.   Historically, our sources of cash have been operating activities, long-term debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Our working capital needs vary based upon our level of operations and generally increase with higher levels of revenues. Our working capital is also impacted by the time it takes us to collect our accounts receivable for work performed for customers. Cash and cash equivalents totaled approximately $80.0 million at October 30, 2010 compared to $103.3 million at July 31, 2010.  Cash decreased during the three months ended October 30, 2010 primarily as a result of share repurchases and capital expenditures, offset by cash provided from operations. Working capital (total current assets less total current liabilities) decreased by $19.2 million to $206.3 million at October 30, 2010 compared to $225.6 million at July 31, 2010.

Capital resources are primarily used to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. We periodically borrow from and repay our credit facility based on our cash requirements. Additionally, to the extent we make acquisitions that involve consideration other than our stock, buy back our common stock or repurchase or call our senior subordinated notes (“Notes”), our capital requirements may increase. We believe that none of our major customers are experiencing significant financial difficulty as of October 30, 2010 that will materially affect our cash flows or liquidity.

	For the Three Months Ended
	October 30, 2010	October 24, 2009
	(Dollars in millions)
Net cash flows:
Provided by operating activities	$19.1	$24.6
Used in investing activities	$(11.4)	$(8.3)
Used in financing activities	$(31.1)	$(0.5)

Cash from operating activities. During the three months ended October 30, 2010, net cash provided by operating activities was $19.1 million. Non-cash items during the three months ended October 30, 2010 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities used $3.5 million of operating cash flow during the three months ended October 30, 2010. Working capital changes that used operating cash flow during the three months ended October 30, 2010 were net increases to accounts receivable and net costs and estimated earnings in excess of billings of $0.7 million and net increases in other current and other non-current assets of $3.0 million primarily for increased levels of inventory and for other prepaid costs that coincide with the beginning of our fiscal year.  Other uses of working capital included declines in other accrued liabilities and accrued insurance claims of $0.8 million. These declines were primarily attributable to payments of approximately $5.5 million for the semi-annual interest due on our 8.125% senior subordinated notes and amounts paid for annual incentive compensation during October 2010, partially offset by a $0.5 million increase in other accrued liabilities related to the settlement of a legal matter described in “Legal Proceedings” above. Additionally, we had decreases in accounts payable of $1.7 million due to the timing of applicable payments. Working capital changes that contributed operating cash flow during the three months ended October 30, 2010 included changes in income taxes receivable of $2.6 million as a result of timing of federal income tax payments.

Based on average daily revenue during the applicable quarter, days sales outstanding calculated for accounts receivable, net was 39.3 days as of October 30, 2010 compared to 39.7 days of as October 24, 2009. Days sales outstanding calculated for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, were 22.4 days as of October 30, 2010 and 20.1 days as of October 24, 2009.

During the three months ended October 24, 2009, net cash provided by operating activities was $24.6 million. Non-cash items during the three months ended October 24, 2009 were primarily depreciation and amortization, gain on disposal of assets, stock-based compensation, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities contributed $4.3 million of operating cash flow during the three months ended October 24, 2009. The primary working capital sources during the three months ended October 24, 2009 were decreases in accounts receivable and net costs and estimated earnings in excess of billings of $3.7 million and $9.6 million, respectively. During the three months ended October 24, 2009, cash flows also were increased for changes in net income taxes receivable/payable of $6.8 million as a result of the receipt of income tax refunds.  Working capital that used operating cash flow during the three months ended October 24, 2009 were decreases in other accrued liabilities and accrued insurance claims of $10.3 million. These decreases were primarily attributable to payments of approximately $5.5 million for the semi-annual interest due on our  Notes, and amounts paid for incentive compensation during October 2009. Offsetting these decreases was a $2.0 million increase in other accrued liabilities related to the settlement of a legal matter during the prior year and a $1.0 million increase in accrued insurance claims related to increased claim activity for prior year periods. Other working capital changes that used operating cash flow during the three months ended October 24, 2009 were net increases in other current and other non-current assets of $5.2 million, primarily the result of increased prepaid insurance and other prepaid costs that coincide with the beginning of our fiscal year. Additionally, accounts payable decreased $0.4 million during the three months ended October 24, 2009 due to the timing of receipt and payment of invoices.

Cash used in investing activities. For the three months ended October 30, 2010 and October 24, 2009, net cash used in investing activities was $11.4 million and $8.3 million, respectively.  Capital expenditures of $13.4 million and $9.9 million during the three months ended October 30, 2010 and October 24, 2009, respectively, were offset in part by proceeds from the sale of assets of $2.1 million and $1.6 million, respectively. Capital expenditures increased during the three months ended October 30, 2010 as compared to the prior period as a result of the replacement activity of our assets and due to spending incurred to address new work opportunities. Restricted cash, primarily related to funding provisions of our insurance program, decreased less than $0.1 million during the three months ended October 30, 2010.

Cash used in financing activities. Net cash used in financing activities was $31.1 million and $0.5 million for the three months ended October 30, 2010 and October 24, 2009, respectively.  We repurchased 3,239,900 shares of our common stock, at an average price of $9.58 per share, in open market transactions for an amount of $31.0 million during the three months ended October 30, 2010. We paid less than $0.1 million and $0.5 million during the three months ended October 30, 2010 and October 24, 2009, respectively, for principal payments on capital leases. Additionally, during the three months ended October 30, 2010 we paid less than $0.1 million in debt issuance costs related to our Credit Agreement entered into in June 2010.  Further, we received less than $0.1 million from the exercise of stock options during the three months ended October 30, 2010. There were no exercises of stock options during the three months ended October 24, 2009.

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

As of October 30, 2010, the principal amount outstanding under the Notes was $135.35 million and we were in compliance with the covenants and conditions under the indenture governing the Notes.

On June 4, 2010, the Company entered into a five-year $225.0 million senior secured revolving credit agreement (“Credit Agreement”) with a syndicate of banks. The Credit Agreement has an expiration date of June 4, 2015 and provides for a maximum revolving credit facility borrowings of $225.0 million, including a sublimit of $100.0 million for the issuance of letters of credit. Subject to certain conditions, the Credit Agreement provides for the ability to enter into one or more incremental facilities in an aggregate amount not to exceed $75.0 million, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans. The Credit Agreement replaces the Company’s prior credit facility which was due to expire in September 2011.

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

We incur a facility fee, at rates that range from 0.500% to 0.625% of the unutilized commitments depending on our leverage ratio. The Credit Agreement also requires the payment of fees for outstanding letters of credit and unutilized commitments, in each case based on our consolidated leverage ratio. Based on our current consolidated leverage ratio, fees for outstanding letters of credit and fees for unutilized commitments would be 1.250% and 0.50% per annum, respectively.

Our obligations under the Credit Agreement are guaranteed by certain subsidiaries and secured by a pledge of (i) 100% of the equity of our material domestic subsidiaries and (ii) 100% of the non-voting equity and 65% of the voting equity of first-tier material foreign subsidiaries, if any, in each case excluding certain unrestricted subsidiaries.

The Credit Agreement contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, sale-leaseback transactions, transactions with affiliates and capital expenditures.  The Credit Agreement contains financial covenants that require us to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.00, as measured on a trailing four quarter basis at the end of each fiscal quarter and (ii) maintain a consolidated interest coverage ratio of not less than 2.75 to 1.00 for fiscal quarters ending July 31, 2010 through April 28, 2012 and not less than 3.00 to 1.00 for the fiscal quarter ending July 28, 2012 and each fiscal quarter thereafter, as measured on a trailing four quarter basis at the end of each fiscal quarter. As of October 30, 2010, we had no outstanding borrowings and $43.5 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are issued as part of our insurance program. At October 30, 2010, we had additional borrowing availability of up to $137.9 million, as determined by the most restrictive covenants of the Credit Agreement, and we were in compliance with the financial covenants.

Contractual Obligations.  The following tables set forth our outstanding contractual obligations, including related party leases, as of October 30, 2010:

	Less than 1 Year	Years 1-3	Years 3 - 5	Greater than 5 Years	Total
	(Dollars in thousands)

Notes	$-	$-	$135,350	$-	$135,350
Interest payments on debt (excluding capital leases)	10,997	21,994	21,994	-	54,985
Operating lease obligations	8,329	12,010	7,120	3,458	30,917
Employment agreements	2,754	1,468	-	-	4,222
Purchase and other contractual obligations	2,087	-	-	-	2,087
Total	$24,167	$35,472	$164,464	$3,458	$227,561

Purchase and other contractual obligations in the above table primarily include vehicles and equipment ordered under contract but not yet received by the Company.

Our condensed consolidated balance sheet as of October 30, 2010 includes a long term liability of approximately $24.7 million for Accrued Insurance Claims.  This liability has been excluded from the above table as the timing of any cash payments is uncertain. See Note 7 of the Notes to our Condensed Consolidated Financial Statements for additional information regarding our accrued insurance claims liability.

The liability for unrecognized tax benefits for uncertain tax positions at October 30, 2010 was $2.0 million and is included in other liabilities in our condensed consolidated balance sheet.  This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Off-Balance Sheet Arrangements.

Performance Bonds and Guarantees - We have obligations under performance and other surety bonds related to certain of our customer contracts.  Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our obligations under a contract.  As of October 30, 2010, we had $75.8 million of outstanding performance and other surety bonds and no events have occurred in which customers have exercised their rights under the performance bonds.  Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.

Letters of Credit  - We have letters of credit issued under our Credit Agreement as part of our insurance program. As of October 30, 2010, we had $43.5 million outstanding letters of credit issued under the Credit Agreement.

Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our Credit Agreement, are sufficient to meet our financial obligations. These obligations include interest payments required on our Notes and borrowings, working capital requirements, and the normal replacement of equipment at our current level of operations for at least the next twelve months. Our future operating results and cash flows may be affected by a number of factors including our success in bidding on future contracts and our ability to manage costs effectively. To the extent we seek to grow by acquisitions that involve consideration other than our stock, or to the extent we buy back our common stock or repurchase or call our senior subordinated notes, our capital requirements may increase.

Although the distress in the financial markets has not significantly impacted our financial position as of October 30, 2010, management continues to monitor the financial markets and assess general economic conditions. If further changes in financial markets or other areas of the economy adversely impact our ability to access capital markets, we would expect to rely on a combination of available cash and the existing committed credit facility to provide short-term funding. We believe that our cash investment policies are conservative and we expect that the current volatility in the capital markets will not have a material impact on our cash investments.

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

Our backlog totaled $1.017 billion and $1.114 billion at October 30, 2010 and July 31, 2010, respectively. We expect to complete 59.0% of the October 30, 2010 backlog during the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to interest rates on our cash and equivalents and our debt obligations. We monitor the effects of market changes on interest rates and manage interest rate risks by investing in short-term cash equivalents with market rates of interest and by maintaining a mix of fixed and variable rate debt. A hypothetical 100 basis point increase in interest rates would result in an increase to annual earnings of approximately $0.8 million if our cash and equivalents held as of October 30, 2010 were to be fully invested in interest bearing financial instruments.

Our Credit Agreement permits borrowings at a variable rate of interest; however, we had no outstanding borrowings as of October 30, 2010. Outstanding long-term debt at October 30, 2010 included approximately $135.35 million of our Notes due in 2015, which bear a fixed rate of interest of 8.125%. Due to the fixed rate of interest on the Notes, changes in interest rates would not have an impact on the related interest expense. The fair value of the outstanding Notes totaled approximately $138.2 million as of October 30, 2010, based on quoted market prices. There exists market risk sensitivity on the fair value of the fixed rate Notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $2.8 million, calculated on a discounted cash flow basis.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of October 30, 2010, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of October 30, 2010, the end of the period covered by this report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 30, 2010, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In October 2010, Prince Telecom, LLC (“Prince”), a wholly-owned subsidiary of the Company, was named as a defendant in a lawsuit in the U.S. District Court for the District of Oregon.  The plaintiffs, three former employees of Prince, alleged various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs sought to certify as a class current and former employees of the subsidiary who worked in the State of Oregon.  In October 2010, the plaintiffs’ attorneys and Prince entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  Approval of the proposed settlement by the Court is currently pending.  As of October 30, 2010, approximately $0.5 million was included in other accrued liabilities with respect to the proposed settlement.

In September 2010, two former employees of Broadband Express, LLC (“BBX”), a wholly-owned subsidiary of the Company, commenced a lawsuit against BBX in the United States District Court for the Southern District of Florida. The lawsuit alleges that BBX violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiffs seek unspecified damages and other relief on behalf of themselves and a putative class of similarly situated current and former employees of BBX.  It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any.  The Company intends to vigorously defend itself against this lawsuit.

In June 2010, a former employee of Prince commenced a lawsuit against Prince, the Company and certain unnamed U.S. affiliates of Prince and the Company (the “Affiliates”) in the United States District Court for the Southern District of New York. The lawsuit alleges that Prince, the Company and the Affiliates violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiff seeks unspecified damages and other relief on behalf of himself and a putative class of similarly situated current and former employees of Prince, the Company and/or the Affiliates.  It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any.  The Company intends to vigorously defend itself against this lawsuit.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our fiscal 2010 Form 10-K under the heading “Risk Factors” in Part I, Item 1A of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the three months ended October 30, 2010, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes the Company’s purchases of its common stock:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2010 - August 28, 2010	51,000	$7.72	-	(a)
August 29, 2010 - September 25, 2010	1,623,100	$8.65	-	(a)
September 26, 2010 - October 30, 2010	1,565,800	$10.60	-	(a)

(a) On February 23, 2010, the Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock in open market or private transactions through August 2011. During the third quarter of fiscal 2010, the Company used $4.5 million to repurchase 475,602 shares of Company common stock at an average price of $9.44 per share. During the first quarter of fiscal 2011 through September 28, 2010, the Company used substantially all of the remaining $15.5 million available from the February 23, 2010 authorization to repurchase 1,786,300 shares. On September 29, 2010, the Board of Directors increased the amount authorized by an additional $20.0 million for repurchases in open market or private transactions through March 2012. From September 29, 2010 through October 30, 2010, the Company repurchased 1,453,600 shares for $15.5 million, resulting in total repurchases for the quarter ended October 30, 2010 of 3,239,900 shares for $31.0 million, an average price of $9.58 per share.  All shares repurchased were subsequently cancelled. As of October 30, 2010, approximately $4.5 million remained authorized for repurchases through March 2012.  During the second quarter of fiscal 2011 through November 22, 2010, the Company repurchased 291,500 shares for approximately $3.2 million.  On November 22, 2010, the Board of Directors increased the amount authorized by $20.0 million for repurchases in open market or private transactions through May 2012 bringing the total remaining authorization to approximately $21.3 million.

Item 6. Exhibits.

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

DYCOM INDUSTRIES, INC.
Registrant

Date:	November 24, 2010	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date:	November 24, 2010	/s/ H. Andrew DeFerrari
Name: H. Andrew DeFerrari Title: Senior Vice President and Chief Financial Officer