Form 10-Q
period 2011-01-29
DYCOM INDUSTRIES INC
filed 2011-03-07
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 2011

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

There were 35,213,544 shares of common stock with a par value of $0.33 1/3 outstanding at March 7, 2011

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 29,	July 31,
	2011	2010
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$161,003	$103,320
Accounts receivable, net	95,455	110,117
Costs and estimated earnings in excess of billings	55,843	66,559
Deferred tax assets, net	14,843	14,944
Income taxes receivable	5,557	3,626
Inventories	16,106	16,058
Other current assets	13,796	8,137
Total current assets	362,603	322,761

PROPERTY AND EQUIPMENT, NET	130,000	136,028
GOODWILL	173,329	157,851
INTANGIBLE ASSETS, NET	61,234	49,625
OTHER	14,520	13,291
TOTAL NON-CURRENT ASSETS	379,083	356,795
TOTAL	$741,686	$679,556

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,562	$25,881
Current portion of debt	48,859	47
Billings in excess of costs and estimated earnings	1,819	376
Accrued insurance claims	26,530	28,086
Other accrued liabilities	39,222	42,813
Total current liabilities	136,992	97,203

LONG-TERM DEBT	187,666	135,350
ACCRUED INSURANCE CLAIMS	23,174	24,844
DEFERRED TAX LIABILITIES, NET NON-CURRENT	26,019	24,159
OTHER LIABILITIES	3,711	3,445
Total liabilities	377,562	285,001

COMMITMENTS AND CONTINGENCIES, Notes 10, 11, 16 and 19

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	-	-

Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 35,253,801 and 38,656,190 issued and outstanding, respectively	11,751	12,885
Additional paid-in capital	139,212	170,209
Accumulated other comprehensive income	215	169
Retained earnings	212,946	211,292
Total stockholders' equity	364,124	394,555
TOTAL	$741,686	$679,556

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	January 29,	January 23,
	2011	2010
	(Dollars in thousands, except per share amounts)

REVENUES:
Contract revenues	$218,203	$216,331

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	181,621	180,936
General and administrative (including stock-based compensation expense of $1.0 million and $0.7 million, respectively)	21,835	23,898
Depreciation and amortization	15,787	15,516
Total	219,243	220,350

Interest income	34	22
Interest expense	(3,773)	(3,541)
Loss on debt extinguishment	(5,738)	-
Other income, net	2,207	903

LOSS BEFORE INCOME TAXES	(8,310)	(6,635)

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	(4,626)	(3,722)
Deferred	1,410	1,052
Total	(3,216)	(2,670)

NET LOSS	$(5,094)	$(3,965)

LOSS PER COMMON SHARE:

Basic loss per common share	$(0.14)	$(0.10)

Diluted loss per common share	$(0.14)	$(0.10)

WEIGHTED-AVERAGE SHARES USED IN COMPUTING LOSS PER COMMON SHARE:
Basic	35,221,017	39,069,364
Diluted	35,221,017	39,069,364

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended
	January 29,	January 23,
	2011	2010
	(Dollars in thousands, except per share amounts)

REVENUES:
Contract revenues	$479,787	$475,447

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	390,943	390,908
General and administrative (including stock-based compensation expense of $1.8 million and $1.7 million, respectively)	44,660	47,401
Depreciation and amortization	31,403	30,707
Total	467,006	469,016

Interest income	63	58
Interest expense	(7,481)	(7,084)
Loss on debt extinguishment	(5,738)	-
Other income, net	3,964	2,008

INCOME BEFORE INCOME TAXES	3,589	1,413

PROVISION (BENEFIT) FOR INCOME TAXES:

Current	(24)	(573)
Deferred	1,960	2,428
Total	1,936	1,855

NET INCOME (LOSS)	$1,653	$(442)

EARNINGS (LOSS) PER COMMON SHARE:

Basic earnings (loss) per common share	$0.05	$(0.01)

Diluted earnings (loss) per common share	$0.05	$(0.01)

WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON SHARE:
Basic	36,343,068	39,029,822
Diluted	36,566,672	39,029,822

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	January 29,	January 23,
	2011	2010
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$1,653	$(442)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,403	30,707
Bad debt expense (recovery), net	87	(6)
Gain on sale of fixed assets	(3,510)	(1,835)
Deferred income tax provision	1,960	2,428
Stock-based compensation	1,772	1,676
Amortization and write-off of debt issuance costs	2,402	523
Excess tax benefit from share-based awards	(180)	(69)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	21,243	24,843
Costs and estimated earnings in excess of billings, net	12,925	24,513
Other current assets and inventory	(4,677)	(7,717)
Other assets	735	(445)
Income taxes receivable	(1,905)	(2,106)
Accounts payable	(7,876)	(5,413)
Accrued liabilities and insurance claims	(8,476)	(9,784)
Net cash provided by operating activities	47,556	56,873

INVESTING ACTIVITIES:
Capital expenditures	(21,247)	(27,275)
Proceeds from sale of assets	5,554	2,529
Cash paid for acquisitions	(36,500)	-
Changes in restricted cash	25	-
Net cash used in investing activities	(52,168)	(24,746)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	187,500	-
Principal payments on long-term debt	(87,101)	(722)
Debt issuance costs	(4,355)	-
Repurchases of common stock	(34,239)	-
Exercise of stock options and other	506	16
Restricted stock tax withholdings	(196)	(269)
Excess tax benefit from share-based awards	180	69
Net cash provided by (used in) financing activities	62,295	(906)

Net increase in cash and equivalents	57,683	31,221

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	103,320	104,707

CASH AND EQUIVALENTS AT END OF PERIOD	$161,003	$135,928

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$8,448	$6,518
Income taxes	$2,775	$5,752
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$1,475	$4,858
Accrued costs for debt issuance included in accounts payable and accrued liabilities at period end	$600	$-

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

The condensed consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly-owned.  All intercompany accounts and transactions have been eliminated and the financial statements reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, the financial statements do not include all of the financial information and footnotes required by GAAP for complete financial statements. Additionally, the results of operations for the three and six months ended January 29, 2011 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended July 31, 2010 included in the Company’s 2010 Annual Report on Form 10-K, filed with the SEC on September 3, 2010.

On November 19, 2010, the Company acquired certain assets and assumed certain liabilities of Communication Services, Inc. On December 23, 2010, the Company acquired the outstanding common stock of NeoCom Solutions, Inc. The operating results of the businesses acquired by the Company are included in the accompanying condensed consolidated financial statements from their respective acquisition dates.

Debt issuance and tender offer – On January 21, 2011, Dycom Investments, Inc., a subsidiary of the Company, issued $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 (the “2021 Notes”) in a private placement.  A portion of the net proceeds was used (1) to fund the Company’s purchase in January 2011 of $86.96 million aggregate principal amount of its outstanding 8.125% senior subordinated notes due 2015 (the “2015 Notes”) at a price of 104.313% of the principal amount pursuant to a tender offer for any and all of its $135.35 million in aggregate principal amount of outstanding 2015 Notes, and (2) to fund the Company’s redemption in February 2011 of the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes at a price of 104.063% of the principal amount. During the three months ended January 29, 2001, the Company recognized debt extinguishment costs of $4.0 million, comprised of tender premiums and legal and professional fees associated with the tender offer and $1.7 million for the write-off of deferred debt issuance costs related to the transaction. As a result of the redemption in February 2011, the Company will recognize a loss on debt extinguishment of approximately $2.6 million during the quarter ending April 30, 2011 related to the call premium and write-off of debt issuance costs for the 2015 Notes redeemed. The $48.39 million in aggregate principal amount of the 2015 Notes redeemed in February 2011 is included in the current portion of debt in the condensed consolidated balance sheet as of January 29, 2011 (see Notes 10 and 19).

Accounting Period – The Company uses a fiscal year ending on the last Saturday in July. Fiscal 2011 will consist of 52 weeks, while fiscal 2010 consisted of 53 weeks, with the fourth quarter having 14 weeks of operations.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For the Company, key estimates include: recognition of revenue for costs and estimated earnings in excess of billings, purchase price allocations, the fair value of goodwill, the assessment of impairment of intangibles and other long-lived assets, income taxes, accrued insurance claims, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. At the time they are made, the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to the financial statements.

Restricted Cash — As of January 29, 2011 and July 31, 2010, the Company had approximately $4.9 million in restricted cash which is held as collateral in support of the Company’s insurance obligations.  Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the condensed consolidated statements of cash flows.

Comprehensive Income – During the three and six months ended January 29, 2011 and January 23, 2010, the Company did not have any material changes in its equity resulting from non-owner sources.  Accordingly, comprehensive income approximated the net income amounts presented for the respective period’s operations.

Fair Value of Financial Instruments — Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), defines fair value, establishes a measurement framework and expands disclosure requirements.  The Company adopted ASC Topic 820 for financial assets and liabilities on the first day of fiscal 2009 and adopted non-recurring measurements for non-financial assets and liabilities on the first day of fiscal 2010. The adoption of ASC Topic 820 did not have an impact on the Company’s condensed consolidated financial statements.  ASC Topic 820 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories: (1) Level 1 - Quoted market prices in active markets for identical assets or liabilities; (2) Level 2 - Observable market based inputs or unobservable inputs that are corroborated by market data; and (3) Level 3 - Unobservable inputs not corroborated by market data which require the reporting entity’s own assumptions. The Company’s financial instruments consist primarily of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable and accrued expenses, and long-term debt. The carrying amounts of these instruments approximate their fair value due to the short maturity of these items, except for the Company’s outstanding 2021 Notes and 2015 Notes. The Company determined that the fair value of the 2021 Notes and 2015 Notes at January 29, 2011 was $190.8 million and $50.3 million, respectively, based on quoted market prices, which reflect Level 1 inputs, as compared to a carrying value of $187.5 million and $48.4 million, respectively.

Segment Information — The Company operates in one reportable segment as a specialty contractor, providing engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. All of the Company’s operating segments have been aggregated into one reporting segment due to their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. The Company’s services are provided by its various subsidiaries throughout the United States and, on a limited basis, in Canada. One of the Company’s operating segments earned revenues from contracts in Canada of approximately $1.4 million and $3.2 million during the three and six months ended January 29, 2011, respectively, and $1.9 million and $3.5 million during the three and six months ended January 23, 2010, respectively. The Company had no material long-lived assets in the Canadian operations at January 29, 2011 or July 31, 2010.

Recently Issued Accounting Pronouncements – In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations (Topic 805) (“ASU 2010-29”).  ASU 2010-29 is intended to address diversity in practice regarding pro-forma revenue and earnings disclosure requirements for business combinations.  ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro-forma disclosures to include a description of the nature and amount of material, non-recurring pro-forma adjustments directly attributable to the business combination included in the reported pro-forma revenue and earnings.  The amendments affect any public entity as defined by ASU 2010-29 that enters into business combinations that are material on an individual or aggregate basis.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2010.  The adoption of this guidance is not expected to have a material effect on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in ASU 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The adoption of this guidance is not expected to have a material effect on the Company’s condensed consolidated financial statements.

2.  Computation of Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted share units. Diluted earnings per common share includes the weighted average common shares outstanding for the period plus dilutive potential common shares, including unvested time vesting and certain performance vesting restricted share units. Performance vesting restricted share units are only included in diluted earnings (loss) per common share calculations for the period if all the necessary performance conditions are satisfied and their impact is not anti-dilutive. Common stock equivalents related to stock options are excluded from diluted earnings (loss) per common share calculations if their effect would be anti-dilutive. For the three months ended January 29, 2011 and for the three and six months ended January 23, 2010, all common stock equivalents related to stock options and unvested restricted shares and restricted share units were excluded from the diluted loss per share calculation as their effect would be anti-dilutive due to the Company’s net loss for the periods. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computation as required by FASB ASC Topic 260.

	For the Three Months Ended		For the Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
	(Dollars in thousands, except per share amounts)

Net income (loss) available to common stockholders (numerator)	$(5,094)	$(3,965)	$1,653	$(442)

Weighted-average number of common shares (denominator)	35,221,017	39,069,364	36,343,068	39,029,822

Basic earnings (loss) per common share	$(0.14)	$(0.10)	$0.05	$(0.01)

Weighted-average number of common shares	35,221,017	39,069,364	36,343,068	39,029,822
Potential common stock arising from stock options, and unvested restricted share units	-	-	223,604	-
Total shares-diluted (denominator)	35,221,017	39,069,364	36,566,672	39,029,822

Diluted earnings (loss) per common share	$(0.14)	$(0.10)	$0.05	$(0.01)

Antidilutive weighted shares excluded from the calculation of earnings (loss) per share	3,835,140	3,553,522	2,954,748	3,408,514

3. Acquisitions

On November 19, 2010, the Company acquired certain assets and assumed certain liabilities of Communication Services, Inc. (“Communication Services”), a provider of outside plant construction services to telecommunications companies in the Southeastern and south central United States. The anticipated benefits of this acquisition include incremental growth opportunities with existing customers and geographic expansion. The purchase price for Communication Services was $9.0 million paid from cash on hand and the assumption of approximately $0.7 million in capital lease obligations. Approximately $0.9 million of the purchase price has been placed in escrow until November 19, 2012 and will be used to satisfy indemnification obligations of the sellers that may arise.

On December 23, 2010, the Company acquired NeoCom Solutions, Inc. (“NeoCom”), based in Woodstock, Georgia. NeoCom provides services to construct, install, optimize and maintain wireless communication facilities in the Southeastern United States. The anticipated benefits of this acquisition include incremental growth opportunities with new and existing customers, including wireless service providers. The purchase price for NeoCom was $27.5 million paid from cash on hand. Approximately $2.8 million of the purchase price has been placed in escrow until June 23, 2012 and will be used to satisfy indemnification obligations of the seller that may arise.

The Communication Services and NeoCom acquisitions were not material to the Company. Approximately $0.2 million of transaction costs directly related to the acquisitions were incurred and are included in general and administrative expenses in the Company’s fiscal 2011 condensed consolidated statement of operations.

4. Accounts Receivable

Accounts receivable consists of the following:

	January 29, 2011	July 31, 2010
	(Dollars in thousands)
Contract billings	$94,427	$109,537
Retainage	1,574	1,139
Total	96,001	110,676
Less: allowance for doubtful accounts	546	559
Accounts receivable, net	$95,455	$110,117

As of January 29, 2011, the Company expected to collect all retainage balances above within the next twelve months.

The allowance for doubtful accounts changed as follows:

	For the Three Months Ended		For the Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
	(Dollars in thousands)
Allowance for doubtful accounts at beginning of period	$581	$820	$559	$808
Bad debt expense (recovery), net	13	(30)	87	(6)
Amounts charged against the allowance	(48)	(185)	(100)	(197)
Allowance for doubtful accounts at end of period	$546	$605	$546	$605

5. Costs and Estimated Earnings on Contracts in Excess of Billings

Costs and estimated earnings in excess of billings, net, consists of the following:

	January 29, 2011	July 31, 2010
	(Dollars in thousands)
Costs incurred on contracts in progress	$45,453	$52,601
Estimated to date earnings	10,390	13,958
Total costs and estimated earnings	55,843	66,559
Less: billings to date	1,819	376
	$54,024	$66,183

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$55,843	$66,559
Billings in excess of costs and estimated earnings	(1,819)	(376)
	$54,024	$66,183

The above amounts include revenue for services from contracts based both on the units-of-delivery and the cost-to-cost measures of the percentage of completion method.

6. Property and Equipment

Property and equipment, including amounts for assets subject to capital leases, consists of the following:

	January 29, 2011	July 31, 2010
	(Dollars in thousands)
Land	$3,165	$3,165
Buildings	11,672	11,630
Leasehold improvements	4,599	4,540
Vehicles	204,212	203,420
Computer hardware and software	54,066	52,506
Office furniture and equipment	5,430	5,397
Equipment and machinery	122,936	119,285
Total	406,080	399,943
Less: accumulated depreciation	276,080	263,915
Property and equipment, net	$130,000	$136,028

Depreciation expense and repairs and maintenance, including amounts for assets subject to capital leases, were as follows:

	For the Three Months Ended		For the Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
	(Dollars in thousands)
Depreciation expense	$14,102	$13,951	$28,151	$27,526
Repairs and maintenance expense	$3,280	$3,452	$7,012	$7,368

7. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for fiscal 2011 are as follows:

		Six Months Ended
		January 29, 2011
	July 31, 2010	Additions	Impairment Losses	Other	January 29, 2011
	(Dollars in thousands)
Goodwill	$353,618	$15,478	$-	$-	$369,096
Accumulated impairment losses	(195,767)	-	-	-	(195,767)
	$157,851	$15,478	$-	$-	$173,329

The Company’s intangible assets consist of the following:

	Useful Life
	In Years	January 29, 2011	July 31, 2010
		(Dollars in thousands)

Intangible Assets:
Carrying amount:
UtiliQuest tradename	Indefinite	$4,700	$4,700
Customer relationships	5-15	90,545	76,095
Tradenames	4-15	2,860	2,600
Non-compete agreements	5	150	-
		98,255	83,395
Accumulated amortization:
Customer relationships		36,180	33,020
Tradenames		838	750
Non-compete agreements		3	-
Net Intangible Assets		$61,234	$49,625

During the second quarter of fiscal 2011, the Company acquired Communication Services and NeoCom (see Note 3). The Company accounted for these acquisitions using the purchase method of accounting and the purchase price has been allocated on a preliminary basis to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. Management determined the fair values of the identifiable intangible assets based primarily on historical data, estimated discounted future cash flows, and expected royalty rates for trademarks and tradenames. The purchase price allocations for the acquisitions are preliminary as the Company continues to assess the valuation of the acquired assets and liabilities. The purchase price paid for each of the acquired companies reflects expectations of anticipated future cash flows and exceeded the fair value of identifiable net assets. As a result, goodwill was recognized in the amount of the excess of the purchase price over the fair value of the identifiable net assets. The carrying value of goodwill and intangible assets increased by approximately $15.5 million and $14.9 million, respectively, as a result of these acquisitions. The full amount of goodwill related to the Communication Services and NeoCom acquisitions is expected to be deductible for tax purposes.

Amortization expense for finite-lived intangible assets for the three months ended January 29, 2011 and January 23, 2010 was $1.7 million and $1.6 million, respectively. Amortization expense for finite-lived intangible assets for the six months ended January 29, 2011 and January 23, 2010 was $3.3 million and $3.2 million, respectively. The customer relationships of Communication Services and NeoCom have an estimated useful life of 15 years.  Amortization of the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life.

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

As of January 29, 2011, the Company believes the carrying value of its goodwill and other indefinite-lived intangible asset is recoverable; however, there can be no assurances that they will not be impaired in future periods. Certain of the Company’s reporting units also have other intangible assets including customer relationship, tradenames, and non-compete intangibles. As of January 29, 2011, management believes that the carrying amounts of the intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets may become impaired.

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

Accrued insurance claims consist of the following:

	January 29, 2011	July 31, 2010
	(Dollars in thousands)
Amounts expected to be paid within one year:
Accrued auto, general liability and workers' compensation	$15,455	$15,596
Accrued employee group health	3,581	3,894
Accrued damage claims	7,494	8,596
	26,530	28,086
Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers' compensation	19,864	21,174
Accrued damage claims	3,310	3,670
	23,174	24,844
Total accrued insurance claims	$49,704	$52,930

9.  Other Accrued Liabilities

Other accrued liabilities consist of the following:

	January 29, 2011	July 31, 2010
	(Dollars in thousands)
Accrued payroll and related taxes	$17,396	$18,930
Accrued employee benefit and incentive plan costs	3,343	5,595
Accrued construction costs	9,138	7,892
Accrued interest and related bank fees	1,642	3,347
Other	7,703	7,049
Total other accrued liabilities	$39,222	$42,813

10. Debt

The Company’s outstanding indebtedness consists of the following:

	January 29, 2011	July 31, 2010
	(Dollars in thousands)
7.125% senior subordinated notes due 2021	$187,500	$-
8.125% senior subordinated notes, repaid February 2011	48,390	135,350
Capital leases	635	47
	236,525	135,397
Less: current portion	48,859	47
Long-term debt	$187,666	$135,350

On January 6, 2011, Dycom Investments, Inc. (“Issuer”), a subsidiary of the Company, launched a tender offer to purchase, for cash, any and all of its $135.35 million in aggregate principal amount of outstanding 8.125% senior subordinated notes due 2015 (the “2015 Notes”).  Concurrently with the tender offer, the Issuer also solicited consents to eliminate certain covenants in and amend certain provisions of the indenture governing the 2015 Notes.  On January 21, 2011, the Issuer accepted tenders for $86.96 million in aggregate principal amount of outstanding 2015 Notes in connection with the early acceptance date of the tender offer, with the holders of the accepted 2015 Notes receiving total consideration of $1,043.13 per $1,000 principal amount of 2015 Notes tendered (which included a $20 consent payment per $1,000 principal amount of 2015 Notes tendered).  The total cash payment to purchase the tendered 2015 Notes, including accrued and unpaid interest, was approximately $92.6 million, which the Issuer obtained from the net proceeds of the sale of the 7.125% senior subordinated notes due 2021 described below.  The tender offer expired on February 3, 2011, and no additional 2015 Notes were tendered to the Issuer after January 20, 2011.

On January 21, 2011, the Issuer issued a notice of redemption for the outstanding 2015 Notes that were not tendered pursuant to the tender offer described above. On February 21, 2011, the Issuer redeemed the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes at a redemption price of 104.063% of the principal amount of the 2015 Notes, plus accrued and unpaid interest (see Note 19). As a result, the Company will recognize a loss on debt extinguishment of approximately $2.6 million during the quarter ending April 30, 2011 related to the call premium and write-off of debt issuance costs for these remaining 2015 Notes. During the three and six months ended January 29, 2011, the Company recognized debt extinguishment costs of $4.0 million, comprised of tender premiums and legal and professional fees associated with the tender offer and $1.7 million for the write-off of deferred debt issuance costs.

On January 21, 2011, the Issuer issued $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 (the “2021 Notes”) in a private placement.  A portion of the net proceeds was used to fund the Company’s purchase of the $86.96 million aggregate principal amount of 2015 Notes pursuant to the tender offer described above and to fund its redemption of the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes. The 2021 Notes are guaranteed by certain subsidiaries of the Company (see Note 18).

The indenture governing the 2021 Notes contains certain covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of the Company’s subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of its assets. As of January 29, 2011, the principal amount outstanding under the 2021 Notes was $187.5 million and the Company was in compliance with the financial covenants under the indenture governing the 2021 Notes.

On June 4, 2010, the Company entered into a five-year $225.0 million senior secured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks.  The Credit Agreement has an expiration date of June 4, 2015 and provides for maximum borrowings of $225.0 million, including a sublimit of $100.0 million for the issuance of letters of credit. Subject to certain conditions, the Credit Agreement provides for the ability to enter into one or more incremental facilities, in an aggregate amount not to exceed $75.0 million, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans.  In connection with issuance of the 2021 Notes, the Company entered into an amendment (the “Amendment”) to the Credit Agreement.  The Amendment modified the Credit Agreement to permit the issuance of the 2021 Notes in an aggregate principal amount of up to $175.0 million, so long as the net cash proceeds of the notes are used to refinance, prepay, repurchase, redeem, retire and/or defease the Company's 2015 Notes in their entirety within sixty days of issuance of the additional notes. Any remaining net cash proceeds may be used for general corporate purposes. The issuance of the portion of the 2021 Notes in excess of the $175.0 million reduced the amount of other indebtedness permitted by the Credit Agreement by $12.5 million.

The Amendment also provides that for the purposes of calculating the consolidated leverage ratio (as defined in the Credit Agreement), the $48.39 million principal amount of 2015 Notes that remain outstanding as of January 29, 2011 will be excluded from the Company’s consolidated leverage ratio calculation for the current quarter. In addition, the Amendment provides for the incremental repurchase of the Company's common stock in an aggregate amount not to exceed $30.0 million for the period beginning January 5, 2011 through the maturity date of the Credit Agreement, subject to conditions in the Amendment. This incremental amount is in addition to other amounts otherwise available under the Credit Agreement to purchase the Company’s common stock.

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

Borrowings under the Credit Agreement (other than swingline loans as defined in the Credit Agreement) bear interest at a rate equal to, at the Company’s option, either (a) the administrative agent’s base rate, described in the Credit Agreement as the highest of (i) the federal funds rate plus 0.50%; (ii) the administrative agent’s prime rate; and (iii) the eurodollar rate (defined in the Credit Agreement as the British Bankers Association LIBOR Rate, divided by one (1) minus a reserve percentage (as defined in the Credit Agreement) plus 1.00%, or (b) the eurodollar rate, plus, in each case, an applicable margin based on the Company’s consolidated leverage ratio.  Swingline loans bear interest at a rate equal to the administrative agent’s base rate plus a margin based on the Company’s consolidated leverage ratio.  Based on the Company’s current consolidated leverage ratio, revolving borrowings would be eligible for a margin of 1.50% for borrowings based on the administrative agent’s base rate and 2.50% for borrowings based on the eurodollar rate.

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

As of January 29, 2011 and July 31, 2010, the Company had no outstanding borrowings and $40.0 million and $44.1 million, respectively, of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are issued as part of the Company’s insurance program. At January 29, 2011 and July 31, 2010, the Company was in compliance with the financial covenants and had additional borrowing availability of $114.6 million and $124.1 million, respectively, as determined by the most restrictive covenants of the Credit Agreement.

The Company has $0.6 million in capital lease obligations it assumed in connection with the November 2010 acquisition of Communication Services as of January 29, 2011. The capital leases include obligations for certain vehicles and equipment and expire at various dates in fiscal years 2011 and 2012.

11. Income Taxes

The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company’s effective income tax rate differs from the statutory rate for the tax jurisdictions where it operates primarily as the result of the impact of non-deductible and non-taxable items and tax credits recognized in relation to pre-tax results. In addition, prior to fiscal 2009, the Company incurred non-cash impairment charges on an investment for financial statement purposes and recorded a deferred tax asset reflecting the tax benefits of those impairment charges. During the first quarter of fiscal 2010, the investment became impaired for tax purposes and the Company determined that it was more likely than not that the associated tax benefit would not be realized prior to its eventual expiration. Accordingly, the Company recognized a non-cash income tax charge of $1.1 million for a valuation allowance of the associated deferred tax asset during the first quarter of fiscal 2010.

As of January 29, 2011, the Company has total unrecognized tax benefits of $2.0 million which would reduce the Company’s effective tax rate during future periods if it is subsequently determined that those liabilities are not required. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. Interest expense related to unrecognized tax benefits was immaterial for the three and six months ended January 29, 2011 and January 23, 2010.

12. Other Income, net

The components of other income, net, are as follows:

	For the Three Months Ended		For the Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
	(Dollars in thousands)
Gain on sale of fixed assets	$1,980	$809	$3,510	$1,835
Miscellaneous income	227	94	454	173
Total other income, net	$2,207	$903	$3,964	$2,008

13. Capital Stock

On February 23, 2010, the Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock in open market or private transactions through August 2011. During the third quarter of fiscal 2010, the Company used $4.5 million to repurchase 475,602 shares of Company common stock at an average price of $9.44 per share. During the first quarter of fiscal 2011 through September 28, 2010, the Company used substantially all of the remaining $15.5 million available from the February 23, 2010 authorization to repurchase 1,786,300 shares at an average price of $8.68 per share. On September 29, 2010, the Board of Directors increased the amount authorized for repurchases in open market or private transactions through March 2012 by $20.0 million. From September 29, 2010 through October 30, 2010, the Company repurchased 1,453,600 shares for $15.5 million, resulting in total repurchases for the quarter ended October 30, 2010 of 3,239,900 shares for $31.0 million, at an average price of $9.58 per share.

During the second quarter of fiscal 2011, the Company repurchased 291,500 shares for approximately $3.2 million at an average price of $10.99 per share.  On November 22, 2010, the Board of Directors increased the amount authorized for repurchases in open market or private transactions through May 2012 by $20.0 million, bringing the total remaining authorization as of January 29, 2011 to approximately $21.3 million.  All shares repurchased have been subsequently cancelled.

14. Stock-Based Awards

Stock-based awards are granted by the Company under its 2003 Long-term Incentive Plan (“2003 Plan”) and the 2007 Non-Employee Directors Equity Plan (“2007 Directors Plan”, together with the 2003 Plan, “the Plans”).  The Company also has several other plans under which awards are outstanding but under which no further awards will be granted, including expired plans.  The Company’s policy is to issue new shares to satisfy equity awards under the Plans. Under the terms of the Plans, stock options are granted at the closing price on the date of the grant and are exercisable over a period of up to ten years.  The Plans also provide for the grants of time based restricted share units (“RSUs”), that currently vest ratably over a four year period from the date of grant.  Additionally, the 2003 Plan provides for the grants of performance based restricted share units (“Performance RSUs”).  Outstanding Performance RSUs vest over a three year period from the grant date if certain Company performance goals are achieved.

The following table summarizes the stock-based awards activity during the six months ended January 29, 2011:

	Stock Options		RSUs		Performance RSUs
	Shares	Weighted Average Exercise Price	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price
Outstanding as of July 31, 2010	3,519,383	$18.53	190,101	$10.95	300,090	$19.29
Granted	930,150	$13.90	104,954	$13.60	69,720	$10.60
Options Exercised/Share Units Vested	(65,881)	$7.69	(78,783)	$12.62	-	$-
Forfeited or cancelled	(334,903)	$39.02	(683)	$24.71	(220,258)	$22.51
Outstanding as of January 29, 2011	4,048,749	$15.95	215,589	$11.58	149,552	$10.49

Exercisable options as of January 29, 2011	2,002,624	$21.26

The Performance RSUs in the above table represent the maximum number of awards which may vest under the outstanding grants assuming that all performance criteria are met.  Approximately 220,000 Performance RSUs were cancelled during the first and second quarters of fiscal 2011 related to fiscal 2010 performance criteria not being met.

Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the condensed consolidated statements of operations. The compensation expense and the related tax benefit recognized related to stock options and restricted share units for the three and six months ended January 29, 2011 and January 23, 2010 are as follows:

	For the Three Months Ended		For the Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
	(Dollars in thousands)
Stock-based compensation expense	$981	$705	$1,772	$1,676
Tax benefit recognized	$(247)	$(172)	$(490)	$(486)

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

Under the Plans, the maximum total unrecognized compensation expense and weighted-average period over which the expense would be recognized subsequent to January 29, 2011 is shown below. For performance based awards, the unrecognized compensation cost is based upon the maximum amount of restricted share units that can be earned under outstanding awards. If the performance goals are not met, no compensation expense will be recognized for these share units and compensation expense previously recognized will be reversed.

	Unrecognized Compensation Expense	Weighted-Average Period
	(In thousands)	(In years)

Stock options	$12,319	3.4
Unvested RSUs	$2,370	3.1
Unvested Performance RSUs	$1,569	1.3

15. Related Party Transactions

The Company leases administrative offices from entities related to officers of the Company’s subsidiaries.  The total expense under these arrangements was $0.4 million and $0.3 million for the three months ended January 29, 2011 and January 23, 2010, respectively, and $0.7 million and $0.6 million for the six months ended January 29, 2011 and January 23, 2010, respectively.

16. Commitments and Contingencies

In October 2010, Prince Telecom, LLC (“Prince”), a wholly-owned subsidiary of the Company, was named as a defendant in a lawsuit in the U.S. District Court for the District of Oregon.  The plaintiffs, three former employees of Prince, alleged various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs sought to certify as a class current and former employees of the subsidiary who worked in the State of Oregon.  In October 2010, the plaintiffs’ attorneys and Prince entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  As a result, the Company recorded approximately $0.5 million in other accrued liabilities with respect to the proposed settlement during the first quarter of fiscal 2011. Approval of the proposed settlement by the Court is currently pending.

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

Performance Bonds and Guarantees

The Company has obligations under performance, bid and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. Bid bonds are issued by a surety to protect owners if the Company fails to perform its obligations arising from a successful bid. As of January 29, 2011, the Company had $82.8 million of outstanding performance, bid and other surety contract bonds and no events have occurred in which the customers have exercised their rights under the bonds.

The Company has periodically guaranteed certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.

Letters of Credit

The Company has letters of credit issued under its Credit Agreement as part of its insurance program. As of January 29, 2011, the Company had $40.0 million outstanding letters of credit issued under the Credit Agreement.

17. Concentration of Credit Risk

The Company’s customer base is concentrated, with the top five customers accounting for approximately 61.6% and 65.3% for the six month periods ended January 29, 2011 and January 23, 2010, respectively. AT&T Inc. (“AT&T”), Comcast Corporation (“Comcast”), CenturyLink, Inc. (“CenturyLink”), and Verizon Communications Inc. (“Verizon”) represent a significant portion of the Company’s customer base and were over 10% or more of total revenue for the three months or six months ended January 29, 2011 or January 23, 2010 as follows:

	For the Three Months Ended		For the Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
AT&T	22.1%	19.8%	22.7%	18.9%
Comcast	16.2%	13.3%	15.9%	14.6%
CenturyLink	8.8%	11.1%	8.5%	9.6%
Verizon	7.4%	12.5%	7.7%	13.7%

The Company believes that none of its significant customers were experiencing financial difficulties that would impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of January 29, 2011. Customers representing 10% or more of combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings as of January 29, 2011 or July 31, 2010 had the following outstanding balances and the related percentage of the Company’s total outstanding balances:

	January 29, 2011		July 31, 2010
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
AT&T	$25.7	16.9%	$30.9	17.4%
CenturyLink	$20.3	13.4%	$26.4	14.9%
Comcast	$18.6	12.2%	$19.6	11.1%
Verizon	$16.4	10.8%	$22.4	12.7%

18. Supplemental Consolidating Financial Statements

As of January 29, 2011, the outstanding aggregate principal amount of the Company’s 2021 Notes and 2015 Notes (together, the “Notes”) was $187.5 million and $48.4 million, respectively. The 2021 Notes and 2015 Notes were issued by the Issuer in fiscal 2011 and fiscal 2006, respectively (see Note 10). The following condensed consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent”) on a parent only basis, (ii) the Issuer, (iii) the guarantor subsidiaries for the Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The condensed consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. Intercompany charges (income) between the Parent and subsidiaries are recognized in the condensed consolidating financial statements during the period incurred and the settlement of intercompany balances is reflected in the consolidating statement of cash flows based on the nature of the underlying transactions.

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
JANUARY 29, 2011

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$-	$-	$160,408	$595	$-	$161,003
Accounts receivable, net	-	-	94,103	1,352	-	95,455
Costs and estimated earnings in excess of billings	-	-	55,350	493	-	55,843
Deferred tax assets, net	1,049	-	13,867	65	(138)	14,843
Income taxes receivable	5,557	-	-	-	-	5,557
Inventories	-	-	16,021	85	-	16,106
Other current assets	7,097	628	5,379	692	-	13,796
Total current assets	13,703	628	345,128	3,282	(138)	362,603

PROPERTY AND EQUIPMENT, NET	9,427	-	101,185	19,952	(564)	130,000
GOODWILL	-	-	173,329	-	-	173,329
INTANGIBLE ASSETS, NET	-	-	61,234	-	-	61,234
DEFERRED TAX ASSETS, NET	-	-	13,247	-	(13,247)	-
INVESTMENT IN SUBSIDIARIES	680,619	1,319,885	-	-	(2,000,504)	-
INTERCOMPANY RECEIVABLES	-	-	744,623	-	(744,623)	-
OTHER	7,337	4,492	2,272	419	-	14,520
TOTAL NON-CURRENT ASSETS	697,383	1,324,377	1,095,890	20,371	(2,758,938)	379,083
TOTAL	$711,086	$1,325,005	$1,441,018	$23,653	$(2,759,076)	$741,686

LIABILITIES AND TOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,631	$-	$18,578	$353	$-	$20,562
Current portion of debt	-	48,390	469			48,859
Billings in excess of costs and estimated earnings	-	-	1,819		-	1,819
Accrued insurance claims	612	-	25,843	75	-	26,530
Deferred tax liabilities	-	138	-	-	(138)	-
Other accrued liabilities	3,188	2,383	32,660	991	-	39,222
Total current liabilities	5,431	50,911	79,369	1,419	(138)	136,992

LONG-TERM DEBT	-	187,500	166	-	-	187,666
ACCRUED INSURANCE CLAIMS	721	-	22,401	52	-	23,174
DEFERRED TAX LIABILITIES, NET NON-CURRENT	1,052	332	35,595	2,287	(13,247)	26,019
INTERCOMPANY PAYABLES	336,950	405,643	-	2,042	(744,635)	-
OTHER LIABILITIES	2,808	-	897	6	-	3,711
Total liabilities	346,962	644,386	138,428	5,806	(758,020)	377,562
Total stockholders' equity	364,124	680,619	1,302,590	17,847	(2,001,056)	364,124
TOTAL	$711,086	$1,325,005	$1,441,018	$23,653	$(2,759,076)	$741,686

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JULY 31, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$-	$-	$102,858	$462	$-	$103,320
Accounts receivable, net	-	-	109,141	976	-	110,117
Costs and estimated earnings in excess of billings	-	-	66,180	379	-	66,559
Deferred tax assets, net	1,056	-	13,959	67	(138)	14,944
Income taxes receivable	3,626	-	-	-	-	3,626
Inventories	-	-	15,958	100	-	16,058
Other current assets	2,395	9	4,761	972	-	8,137
Total current assets	7,077	9	312,857	2,956	(138)	322,761

PROPERTY AND EQUIPMENT, NET	10,379	-	106,069	20,165	(585)	136,028
GOODWILL	-	-	157,851	-	-	157,851
INTANGIBLE ASSETS, NET	-	-	49,625	-	-	49,625
DEFERRED TAX ASSETS, NET NON-CURRENT	-	-	13,267	-	(13,267)	-
INVESTMENT IN SUBSIDIARIES	678,966	1,256,518	-	-	(1,935,484)	-
INTERCOMPANY RECEIVABLES	-	-	744,064	-	(744,064)	-
OTHER	7,461	2,527	2,812	491	-	13,291
TOTAL NON-CURRENT ASSETS	696,806	1,259,045	1,073,688	20,656	(2,693,400)	356,795
TOTAL	$703,883	$1,259,054	$1,386,545	$23,612	$(2,693,538)	$679,556

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$137	$-	$25,548	$196	$-	$25,881
Current portion of debt	-	-	47	-	-	47
Billings in excess of costs and estimated earnings	-	-	376	-	-	376
Accrued insurance claims	615	-	27,395	76	-	28,086
Deferred tax liabilities	-	138	-	-	(138)	-
Other accrued liabilities	3,317	3,255	34,565	1,676	-	42,813
Total current liabilities	4,069	3,393	87,931	1,948	(138)	97,203

LONG-TERM DEBT	-	135,350	-	-	-	135,350
ACCRUED INSURANCE CLAIMS	739	-	24,046	59	-	24,844
DEFERRED TAX LIABILITIES, NET NON-CURRENT	1,059	333	32,938	3,096	(13,267)	24,159
INTERCOMPANY PAYABLES	300,875	441,012	-	2,189	(744,076)	-
OTHER LIABILITIES	2,586	-	853	6	-	3,445
Total liabilities	309,328	580,088	145,768	7,298	(757,481)	285,001
Total stockholders' equity	394,555	678,966	1,240,777	16,314	(1,936,057)	394,555
TOTAL	$703,883	$1,259,054	$1,386,545	$23,612	$(2,693,538)	$679,556

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 29, 2011

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$216,162	$2,041	$-	$218,203

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	179,705	1,916	-	181,621
General and administrative	5,011	137	14,866	1,821	-	21,835
Depreciation and amortization	785	-	13,701	1,312	(11)	15,787
Intercompany charges (income), net	(6,600)	-	6,520	80	-	-
Total	(804)	137	214,792	5,129	(11)	219,243

Interest income	-	-	34	-	-	34
Interest expense	(804)	(2,963)	(6)	-	-	(3,773)
Loss on debt extinguishment	-	(5,738)	-	-	-	(5,738)
Other income, net	-	-	2,207	-	-	2,207

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	-	(8,838)	3,605	(3,088)	11	(8,310)

PROVISION (BENEFIT) FOR INCOME TAXES	-	(4,896)	3,596	(1,916)	-	(3,216)

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	-	(3,942)	9	(1,172)	11	(5,094)

EQUITY IN LOSSES OF SUBSIDIARIES	(5,094)	(1,152)	-	-	6,246	-

NET INCOME (LOSS)	$(5,094)	$(5,094)	$9	$(1,172)	$6,257	$(5,094)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JANUARY 29, 2011

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$475,330	$4,457	$-	$479,787

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	386,812	4,131	-	390,943
General and administrative	10,268	272	30,175	3,945	-	44,660
Depreciation and amortization	1,564	-	27,346	2,515	(22)	31,403
Intercompany charges (income), net	(13,502)	-	13,345	157	-	-
Total	(1,670)	272	457,678	10,748	(22)	467,006

Interest income	-	-	63	-	-	63
Interest expense	(1,670)	(5,802)	(9)	-	-	(7,481)
Loss on debt extinguishment	-	(5,738)	-	-	-	(5,738)
Other income (expense), net	-	-	3,968	(4)	-	3,964

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	-	(11,812)	21,674	(6,295)	22	3.589

PROVISION (BENEFIT) FOR INCOME TAXES	-	(6,171)	11,396	(3,289)	-	1,936

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	-	(5,641)	10,278	(3,006)	22	1,653

EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	1,653	7,294	-	-	(8,947)	-

NET INCOME (LOSS)	$1,653	$1,653	$10,278	$(3,006)	$(8,925)	$1,653

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 23, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$213,936	$2,395	$-	$216,331

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	178,800	2,136	-	180,936
General and administrative	5,285	-	15,544	3,069	-	23,898
Depreciation and amortization	826	-	13,740	962	(12)	15,516
Intercompany charges (income), net	(6,801)	-	6,557	244	-	-
Total	(690)	-	214,641	6,411	(12)	220,350

Interest income	6	-	16	-	-	22
Interest expense	(696)	(2,832)	(13)	-	-	(3,541)
Other income (expense), net	-	-	940	(37)	-	903

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN LOSSES OF SUBSIDIARIES	-	(2,832)	238	(4,053)	12	(6,635)

PROVISION (BENEFIT) FOR INCOME TAXES	-	(1,872)	1,748	(2,546)	-	(2,670)

NET LOSS BEFORE EQUITY IN LOSSES OF SUBSIDIARIES	-	(960)	(1,510)	(1,507)	12	(3,965)

EQUITY IN LOSSES OF SUBSIDIARIES	(3,965)	(3,005)	-	-	6,970	-

NET LOSS	$(3,965)	$(3,965)	$(1,510)	$(1,507)	$6,982	$(3,965)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JANUARY 23, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$470,953	$4,494	$-	$475,447

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	386,739	4,169	-	390,908
General and administrative	10,858	124	31,330	5,089	-	47,401
Depreciation and amortization	1,563	-	27,273	1,893	(22)	30,707
Intercompany charges (income), net	(13,799)	-	13,369	430	-	-
Total	(1,378)	124	458,711	11,581	(22)	469,016

Interest income	12	-	46	-	-	58
Interest expense	(1,391)	(5,662)	(31)	-	-	(7,084)
Other income (expense), net	1	-	2,037	(30)	-	2,008

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	-	(5,786)	14,294	(7,117)	22	1,413

PROVISION (BENEFIT) FOR INCOME TAXES	1,090	(3,133)	7,751	(3,853)	-	1,855

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(1,090)	(2,653)	6,543	(3,264)	22	(442)

EQUITY IN EARNINGS OF SUBSIDIARIES	645	3,301	-	-	(3,946)	-

NET INCOME (LOSS)	$(445)	$648	$6,543	$(3,264)	$(3,924)	$(442)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JANUARY 29, 2011

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(252)	$(5,163)	$54,841	$(1,870)	$-	$47,556

Cash flows from investing activities:
Capital expenditures	(494)	-	(18,391)	(2,362)	-	(21,247)
Proceeds from sale of assets	-	-	5,499	55	-	5,554
Cash paid for acquisitions	-	(27,500)	(9,000)	-	-	(36,500)
Changes in restricted cash	25	-	-	-	-	25
Capital contributions to subsidiaries	-	(19,574)	-	-	19,574	-
Net cash used in investing activities	(469)	(47,074)	(21,892)	(2,307)	19,574	(52,168)

Cash flows from financing activities:
Proceeds from long-term debt	-	187,500	-	-	-	187,500
Principal payments on long-term debt	-	(86,960)	(141)	-	-	(87,101)
Debt issuance costs	(422)	(3,933)	-	-	-	(4,355)
Repurchases of common stock	(34,239)	-	-	-	-	(34,239)
Exercise of stock options and other	506	-	-	-	-	506
Restricted stock tax withholdings	(196)	-	-	-	-	(196)
Excess tax benefit from share-based awards	180	-	-	-	-	180
Intercompany funding	34,892	(44,370)	24,742	4,310	(19,574)	-
Net cash provided by financing activities	721	52,237	24,601	4,310	(19,574)	62,295

Net increase in cash and equivalents	-	-	57,550	133	-	57,683

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-	102,858	462	-	103,320

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$-	$160,408	$595	$-	$161,003

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JANUARY 23, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(5,090)	$(2,548)	$66,803	$(2,292)	$-	$56,873

Cash flows from investing activities:
Capital expenditures	(1,809)	-	(23,032)	(2,434)	-	(27,275)
Proceeds from sale of assets	-	-	2,525	4	-	2,529
Capital contributions to subsidiaries	-	(6,960)	-	-	6,960	-
Net cash used in investing activities	(1,809)	(6,960)	(20,507)	(2,430)	6,960	(24,746)

Cash flows from financing activities:
Principal payments on long-term debt	-	-	(722)	-	-	(722)
Exercise of stock options and other	16	-	-	-	-	16
Restricted stock tax withholdings	(269)	-	-	-	-	(269)
Excess tax benefit from share based awards	69	-	-	-	-	69
Intercompany funding and financing activities	7,083	9,508	(14,756)	5,125	(6,960)	-
Net cash provided by (used in) financing activities	6,899	9,508	(15,478)	5,125	(6,960)	(906)

Net increase in cash and equivalents	-	-	30,818	403	-	31,221

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-	104,582	125	-	104,707

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$-	$135,400	$528	$-	$135,928

19.  Subsequent Events

On February 21, 2011, the Company redeemed the remaining outstanding 2015 Notes, having an aggregate principal amount of $48.39 million, at a price of 104.063% of the principal amount.  As a result, the Company will recognize a loss on debt extinguishment of approximately $2.6 million during the quarter ending April 30, 2011 related to the call premium and write-off of debt issuance costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended July 31, 2010.  Our Annual Report on Form 10-K for the year ended July 31, 2010 was filed with the Securities and Exchange Commission (“SEC”) on September 3, 2010 and is available on the SEC’s website at www.sec.gov and on our website at www.dycomind.com.

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

These forward-looking statements are based on management’s current expectations, estimates and projections and are subject to known and unknown risks and uncertainties that may cause actual results in the future to differ materially from the results projected or implied in any forward-looking statements contained in this report. The factors that could affect future results and cause these results to differ materially from those expressed in the forward-looking statements include, but are not limited to, those described under Item 1A, “Risk Factors” included in our 2010 Annual Report on Form 10-K, filed with the SEC on September 3, 2010 and other risks outlined in our periodic filings with the SEC. Any forward-looking statement speaks only as of the date on which it is made. Except as required by law, we may not update forward-looking statements to reflect changes as they occur after the forward-looking statements are made, although our circumstances may change in the future. With respect to forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Overview

We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. Additionally, we provide services on a limited basis in Canada. For the six months ended January 29, 2011, the percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 80.3%, 15.7%, and 4.0%, respectively.

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

The following table summarizes our revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues from continuing operations:

	For the Three Months Ended		For the Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010

Multi-year master service agreements	75.6%	76.4%	76.3%	75.5%
Other long-term contracts	11.6%	14.2%	12.4%	15.1%
Total long-term contracts	87.2%	90.6%	88.7%	90.6%

A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from those customers who contributed at least 2.5% of our total revenue from continuing operations in the three or six months ended January 29, 2011 or January 23, 2010:

	For the Three Months Ended		For the Six Months Ended
	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
AT&T Inc.	22.1%	19.8%	22.7%	18.9%
Comcast Corporation	16.2%	13.3%	15.9%	14.6%
CenturyLink (CenturyTel, Inc.)	8.8%	11.1%	8.5%	9.6%
Verizon Communications Inc.	7.4%	12.5%	7.7%	13.7%
Charter Communications, Inc.	6.7%	6.2%	6.7%	5.8%
Time Warner Cable Inc.	6.6%	8.4%	6.8%	8.5%
Windstream Corporation	4.7%	3.2%	4.3%	3.3%

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

General and administrative expenses include costs of management personnel and administrative overhead at our subsidiaries as well as our corporate costs. The costs primarily consist of employee compensation and related expenses, including stock-based compensation, legal, consulting and professional fees, information technology and development costs, provision for or recoveries of bad debt expense, and other costs that are not directly related to performance of our services under customer contracts.  Our senior management, including the senior managers of our subsidiaries, perform substantially all of our sales and marketing functions as part of their management responsibilities and, accordingly, we have not incurred material sales and marketing expenses.

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

We grant credit under normal payment terms, generally without collateral, to our customers. These customers primarily consist of telephone companies, cable television multiple system operators, and electric and gas utilities. With respect to a portion of the services provided to these customers, we have certain statutory lien rights which may in certain circumstances enhance our collection efforts. Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks. These risks may be heightened as a result of the current economic climate and market volatility. In the past, some of our customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose us to increased risks related to the collectability of amounts due for services performed. We believe that none of our significant customers were experiencing financial difficulties that would impact the collectability of our trade accounts receivable and costs in excess of billings as of January 29, 2011.

Legal Proceedings

In October 2010, Prince Telecom, LLC (“Prince”), a wholly-owned subsidiary of the Company, was named as a defendant in a lawsuit in the U.S. District Court for the District of Oregon.  The plaintiffs, three former employees of Prince, alleged various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs sought to certify as a class current and former employees of the subsidiary who worked in the State of Oregon.  In October 2010, the plaintiffs’ attorneys and Prince entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  As a result, we recorded approximately $0.5 million in other accrued liabilities with respect to the proposed settlement during the first quarter of fiscal 2011. Approval of the proposed settlement by the Court is currently pending.

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

Acquisitions

On November 19, 2010, we acquired certain assets and assumed certain liabilities of Communication Services, Inc. (“Communication Services”), a provider of outside plant construction services to telecommunications companies in the Southeastern and south central United States. The anticipated benefits of this acquisition include incremental growth opportunities with existing customers and geographic expansion. The purchase price for Communication Services was $9.0 million paid from cash on hand and the assumption of approximately $0.7 million in capital lease obligations. Approximately $0.9 million of the purchase price has been placed in escrow until November 19, 2012 and will be used to satisfy indemnification obligations of the sellers that may arise.

On December 23, 2010, we acquired NeoCom Solutions, Inc. (“NeoCom”), based in Woodstock, Georgia. NeoCom provides services to construct, install, optimize and maintain wireless communication facilities in the Southeastern United States. The anticipated benefits of this acquisition include incremental growth opportunities with new and existing customers, including wireless service providers. The purchase price for NeoCom was $27.5 million paid from cash on hand. Approximately $2.8 million of the purchase price has been placed in escrow until June 23, 2012 and will be used to satisfy indemnification obligations of the seller that may arise.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to recognition of revenue for costs and estimated earnings in excess of billings, purchase price allocations, the fair value of goodwill, the assessment of impairment of intangibles and other long-lived assets, income taxes, accrued insurance claims, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no changes to our critical accounting policies and estimates in the six months ended January 29, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended July 31, 2010 for further information regarding our critical accounting policies and estimates.

Results of Operations

The Company uses a fiscal year ending on the last Saturday in July. Fiscal 2011 will consist of 52 weeks, while fiscal 2010 consisted of 53 weeks, with the fourth quarter having 14 weeks of operations. The following table sets forth, as a percentage of revenues earned, our condensed consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	For the Three Months Ended
	January 29, 2011		January 23, 2010
	(Dollars in millions)
Revenues	$218.2	100.0%	$216.3	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	181.6	83.2	180.9	83.6
General and administrative	21.8	10.0	23.9	11.0
Depreciation and amortization	15.8	7.2	15.5	7.2
Total	219.2	100.5	220.4	101.9
Interest income	-	-	-	-
Interest expense	(3.8)	(1.7)	(3.5)	(1.6)
Loss on debt extinguishment	(5.7)	(2.6)	-	-
Other income, net	2.2	1.0	0.9	0.4
Loss before income taxes	(8.3)	(3.8)	(6.6)	(3.1)
Benefit for income taxes	(3.2)	(1.5)	(2.7)	(1.2)
Net loss	$(5.1)	(2.3)%	$(4.0)	(1.8)%

	For the Six Months Ended
	January 29, 2011		January 23, 2010
	(Dollars in millions)
Revenues	$479.8	100.0%	$475.4	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	390.9	81.5	390.9	82.2
General and administrative	44.7	9.3	47.4	10.0
Depreciation and amortization	31.4	6.5	30.7	6.5
Total	467.0	97.3	469.0	98.7
Interest income	0.1	-	0.1	-
Interest expense	(7.5)	(1.5)	(7.1)	(1.5)
Loss on debt extinguishment	(5.7)	(1.2)	-	-
Other income, net	4.0	0.8	2.0	0.4
Income before income taxes	3.6	0.7	1.4	0.3
Provision for income taxes	1.9	0.4	1.9	0.4
Net income (loss)	$1.7	0.3%	$(0.4)	(0.1)%

Revenues. The following table presents information regarding total revenues by type of customer for the three months ended January 29, 2011 and January 23, 2010 (totals may not add due to rounding):

	For the Three Months Ended
	January 29, 2011		January 23, 2010			%
	Revenue	% of Total	Revenue	% of Total	Increase (decrease)	Increase (decrease)
	(Dollars in millions)
Telecommunications	$180.0	82.5%	$173.7	80.3%	$6.3	3.6%
Underground facility locating	31.9	14.6%	37.3	17.3%	(5.5)	(14.6)%
Electric and gas utilities and other customers	6.4	2.9%	5.3	2.4%	1.1	20.3%
Total contract revenues	$218.2	100.0%	$216.3	100.0%	$1.9	0.9%

Revenues increased $1.9 million, or 0.9%, during the three months ended January 29, 2011 as compared to the three months ended January 23, 2010. The increase was the result of a $6.3 million increase in specialty contracting services provided to telecommunications customers, and a $1.1 million increase in revenues from construction and maintenance services provided to electric and gas utilities and other customers, partially offset by a $5.5 million decrease in services provided to underground facility locating customers.

Revenues from specialty construction services provided to telecommunications companies were $180.0 million during the three months ended January 29, 2011, compared to $173.7 million during the three months ended January 23, 2010, an increase of 3.6%. Communication Services and NeoCom, both acquired during the second quarter of fiscal 2011, contributed $5.3 million of aggregate revenue from telecommunications customers during the three months ended January 29, 2011. Additionally, we experienced a $7.9 million increase for a significant telephone customer upgrading and deploying fiber to their network and a $7.8 million increase from two leading cable multiple system operators for installation, maintenance and construction services, including cellular backhaul services. Partially offsetting these increases was a $9.8 million decrease for a customer engaged in a fiber deployment project and a $5.3 million decrease for another significant telephone customer upgrading their network. We also experienced a $3.9 million decrease from a leading cable multiple system operator for installation services as compared to the prior year quarter. Other customers had net increases of $4.3 million during the three months ended January 29, 2011 as compared to the three months ended January 23, 2010.

Total revenues from underground facility locating customers during the three months ended January 29, 2011 were $31.9 million, compared to $37.3 million during the three months ended January 23, 2010, a decrease of 14.6%. The decrease resulted from contracts that were terminated since the second quarter of fiscal 2010, including as a result of a recent shift away from technician intensive customer contracts.

Total revenues from electric and gas utilities and other construction and maintenance customers during the three months ended January 29, 2011 were $6.4 million, compared to $5.3 million during the three months ended January 23, 2010.  The increase was primarily attributable to increase in work performed for several electric utilities during the current quarter as compared to the same prior year period.

The following table presents information regarding total revenues by type of customer for the six months ended January 29, 2011 and January 23, 2010 (totals may not add due to rounding):

	For the Six Months Ended
	January 29, 2011		January 23, 2010			%
	Revenue	% of Total	Revenue	% of Total	Increase (decrease)	Increase (decrease)
	(Dollars in millions)
Telecommunications	$385.4	80.3%	$378.6	79.6%	$6.7	1.8%
Underground facility locating	75.5	15.7%	84.3	17.7%	(8.8)	(10.4)%
Electric and gas utilities and other customers	18.9	4.0%	12.6	2.7%	6.3	50.5%
Total contract revenues	$479.8	100.0%	$475.4	100.0%	$4.3	0.9%

Revenues increased $4.3 million, or 0.9%, during the six months ended January 29, 2011 as compared to the six months ended January 23, 2010. The increase was the result of a $6.7 million increase in specialty contracting services provided to telecommunications customers, and a $6.3 million increase in revenues from construction and maintenance services provided to electric and gas utilities and other customers, partially offset by a $8.8 million decrease in services provided to underground facility locating customers.

Revenues from specialty construction services provided to telecommunications companies were $385.4 million during the six months ended January 29, 2011, compared to $378.6 million during the six months ended January 23, 2010, an increase of 1.8%. Communication Services and NeoCom, both acquired during the second quarter of fiscal 2011, contributed $5.3 million of aggregate revenue from telecommunications customers during the six months ended January 29, 2011. Additionally, we experienced a $22.1 million increase for a significant telephone customer upgrading and deploying fiber to their network and a $11.2 million increase from two leading cable multiple system operators for installation, maintenance and construction services, including cellular backhaul services. Partially offsetting these increases was a $26.2 million decrease for a customer engaged in a fiber deployment project and a $4.9 million decrease for another significant telephone customer upgrading their network.  We also experienced an $8.1 million decrease from a leading cable multiple system operator for installation services as compared to the prior year period. Other customers had net increases of $7.3 million during the six months ended January 29, 2011 as compared to the six months ended January 23, 2010.

Total revenues from underground facility locating during the six months ended January 29, 2011 were $75.5 million compared to $84.3 million during the six months ended January 23, 2010, a decrease of 10.4%. The decrease resulted from contracts that were terminated since fiscal 2010, including as a result of a recent shift away from technician intensive customer contracts.

Total revenues from electric and gas utilities and other construction and maintenance customers during the six months ended January 29, 2011 were $18.9 million, compared to $12.6 million during the six months ended January 23, 2010.  The increase was primarily attributable to a short-term project for a gas customer that began during the first quarter of fiscal 2011 and as a result of increase in work performed for several electric utilities during the current six month period as compared to the same prior year period.

Costs of Earned Revenues. Costs of earned revenues were $181.6 million during the three months ended January 29, 2011, compared to $180.9 million during the three months ended January 23, 2010, an increase of $0.7 million. The net increase was primarily due to higher levels of operations during the three months ended January 29, 2011, including the operating costs of Communication Services and NeoCom since their acquisitions during the second quarter of fiscal 2011. The primary components of the increase were a $2.6 million increase in direct materials and a $0.9 million increase in other direct costs, partially offset by a $2.8 million decrease in direct labor and subcontractor costs taken together.

Costs of earned revenues as a percentage of contract revenues decreased 0.4% for the three months ended January 29, 2011 as compared to the same period last year. Labor and subcontractor costs represented a lower percentage of total revenue for the three months ended January 29, 2011 and decreased 1.8% compared to the same period last year as a result of improved operating efficiency and based on the mix of work performed. Offsetting these decreases, direct materials increased 1.1% as a percentage of total revenue as our mix of work included a higher level of projects where we provided materials to the customer. Additionally, fuel costs increased 0.2% as a percentage of contract revenues as compared to the same period last year.

Costs of earned revenues were $390.9 million during each of the six months ended January 29, 2011 and January 23, 2010. However, we experienced a $8.1 million decrease in direct labor and subcontractor costs taken together and a $1.2 million decrease in other direct costs from improved operating efficiency in the current period. These decreases were offset by a $9.3 million increase in direct materials as our mix of work included a higher level of projects where we provided materials to the customer. In addition, cost of earned revenues for the six months ended January 29, 2011 included the operations of Communication Services and NeoCom since their acquisitions during the second quarter of fiscal 2011.

Costs of earned revenues as a percentage of contract revenues decreased 0.7% for the six months ended January 29, 2011 as compared to the same period last year. Labor and subcontractor costs represented a lower percentage of total revenue for the six months ended January 29, 2011 and decreased 2.2% compared to the same period last year as a result of improved operating efficiency and based on the mix of work performed. Other direct costs decreased 0.6% as compared to the prior year period primarily as a result of reduced claims costs during the current period.  Offsetting these decreases, direct materials increased 1.9% as a percentage of total revenue as our mix of work included a higher level of projects where we provided materials to the customer. Additionally, fuel costs increased 0.2% as a percentage of contract revenues as compared to the same period last year.

General and Administrative Expenses. General and administrative expenses decreased $2.1 million to $21.8 million during the three months ended January 29, 2011 as compared to $23.9 million during the three months ended January 23, 2010. The decrease in total general and administrative expenses primarily resulted from a reduction of payroll expense and reduced legal and professional fees related to certain information technology initiatives that were completed. Partially offsetting these decreases were the general and administrative expenses of Communication Services and NeoCom which were acquired during the second quarter of fiscal 2011, including approximately $0.2 million of acquisition related expenses.  Additionally, stock-based compensation expense increased to $1.0 million during the three months ended January 29, 2011 from $0.7 million during the three months ended January 23, 2010.

General and administrative expenses decreased $2.7 million to $44.7 million during the six months ended January 29, 2011 as compared to $47.4 million for the six months ended January 23, 2010. The decrease in total general and administrative expenses primarily resulted from a reduction of payroll expense and reduced legal and professional fees related to certain information technology initiatives that were completed. Partially offsetting these decreases was the general and administrative expenses of Communication Services and NeoCom which were acquired during the second quarter of fiscal 2011, including approximately $0.2 million of acquisition related expenses.  Stock-based compensation expense was $1.8 million during the six months ended January 29, 2011 as compared to $1.7 million during the six months ended January 23, 2010.

General and administrative expenses as a percentage of contract revenues were 10.0% and 11.0% for the three months ended January 29, 2011 and January 23, 2010, respectively. General and administrative expenses as a percentage of contract revenues were 9.3% and 10.0% for the six months ended January 29, 2011 and January 23, 2010, respectively. The decrease in general and administrative expenses as a percentage of contract revenues reflects the reduction in payroll expense and legal and professional fees as a percentage of revenue related to certain information technology initiatives that were completed.

Depreciation and Amortization.   Depreciation and amortization increased to $15.8 million during the three months ended January 29, 2011 from $15.5 million during the three months ended January 23, 2010, and totaled 7.2% as a percentage of contract revenues during both current and prior year periods. For the six months ended January 29, 2011, depreciation and amortization increased to $31.4 million from $30.7 million for the six months ended January 23, 2010, and totaled 6.5% as a percentage of contract revenues during both current and prior year periods. The dollar increase in both the three and six months ended January 29, 2011 as compared to the same prior year periods resulted primarily from the addition of fixed assets and amortizable intangible assets related to the Communication Services and NeoCom acquisitions during the second quarter of fiscal 2011.

Interest Expense, Net. Interest expense, net was $3.7 million and $3.5 million during the three months ended January 29, 2011 and January 23, 2010, respectively. Interest expense, net increased to $7.4 million during the six months ended January 29, 2011 as compared to $7.0 million during the six months ended January 23, 2010. The increase for the three and six month periods ended January 29, 2011 reflects higher debt balances outstanding during the current period. However, as a result of our issuance of $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 in January 2011, as described below, and the related purchase and redemption of our outstanding 8.125% senior subordinated notes due 2015 in January and February 2011, the Company’s effective interest rate on borrowings has been reduced.

Loss on Debt Extinguishment. On January 21, 2011, Dycom Investments, Inc., one of our subsidiaries, issued $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 (the "2021 Notes") in a private placement.  A portion of the net proceeds was used (1) to fund our purchase in January 2011 of $86.96 million aggregate principal amount of our outstanding 8.125% senior subordinated notes due 2015 (the "2015 Notes") at a price of 104.313% of the principal amount pursuant to our tender offer to purchase, for cash, any and all of our $135.35 million in aggregate principal amount of outstanding 2015 Notes, and (2) to fund our redemption in February 2011 of the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes at a price of 104.063% of the principal amount. During the three months ended January 29, 2001, we recognized debt extinguishment costs of $4.0 million, comprised of tender premiums and legal and professional fees associated with the tender offer and $1.7 million for the write-off of deferred debt issuance costs related to the transactions. As a result of the redemption in February 2011, the Company will recognize a loss on debt extinguishment of approximately $2.6 million during the quarter ending April 30, 2011 related to the call premium and write-off of debt issuance costs.

Other Income, Net. Other income, net increased to $2.2 million during the three months ended January 29, 2011 from $0.9 million during the three months ended January 23, 2010, and increased to $4.0 million during the six months ended January 29, 2011 from $2.0 million during the six months ended January 23, 2010. The increases were the result of a greater number of assets sold and improved pricing during the current year as compared to the prior year periods.

Income Taxes. The following table presents our income tax expense and effective income tax rate for continuing operations for the three and six months ended January 29, 2011 and January 23, 2010:

	For the Three Months Ended		For the Six Months Ended

	January 29, 2011	January 23, 2010	January 29, 2011	January 23, 2010
	(Dollars in millions)
Income tax provision	$(3.2)	$(2.7)	$1.9	1.9
Effective income tax rate	38.7%	40.2%	53.9%	131.3%

Our effective income tax rates differ from the statutory rate for the tax jurisdictions where we operate as a result of several factors. The variations in our effective income tax rate for fiscal 2011 and 2010 are primarily attributable to the impact of non-deductible and non-taxable items and tax credits recognized in relation to our pre-tax results during the period. As a percentage, these tax items will generally have a greater impact on the effective income tax rate in periods of lower pre-tax results. In addition, during the first quarter of fiscal 2010 we recognized a non-cash income tax charge of $1.1 million for a valuation allowance on a deferred tax asset associated with an investment that became impaired for tax purposes.  As of January 29, 2011, we had total unrecognized tax benefits of approximately $2.0 million, which would reduce our effective tax rate during the periods recognized if it is determined that those liabilities are not required.

Net Income (Loss). Net loss was $5.1 million during the three months ended January 29, 2011 as compared to $4.0 million loss during the three months ended January 23, 2010. Net income was $1.7 million during the six months ended January 29, 2011 as compared to a net loss of $0.4 million during the six months ended January 23, 2010.

Liquidity and Capital Resources

Capital requirements.   Historically, our sources of cash have been operating activities, long-term debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Our working capital needs vary based upon our level of operations and generally increase with higher levels of revenues. Our working capital is also impacted by the time it takes us to collect our accounts receivable for work performed for customers. Cash and cash equivalents totaled approximately $161.0 million at January 29, 2011 compared to $103.3 million at July 31, 2010.   Cash increased during the six months ended January 29, 2011 primarily as a result of cash provided from operations and the proceeds from the issuance of $187.5 million of the 2021 Notes, offset by the decrease in cash for the purchase through a tender offer of $86.96 million of our 2015 Notes at a price of 104.313% of the principal amount, cash paid for the acquisitions of Communication Services and NeoCom, repurchases of our common stock and capital expenditures. Our capital requirements during the third quarter of fiscal 2011 include the February 2011 payment of approximately $51.7 million for the redemption of the remaining $48.4 million principal amount of the 2015 Notes, including the call premium and accrued interest.  Working capital (total current assets less total current liabilities) was $225.6 million at both January 29, 2011 and July 31, 2010.

Capital resources are primarily used to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. We periodically borrow from and repay our credit facility based on our cash requirements. Additionally, to the extent we make acquisitions that involve consideration other than our stock, buy back our common stock or repurchase or call our senior subordinated notes, our capital requirements may increase. We have not paid cash dividends since 1982. Our board of directors regularly evaluates our dividend policy based on our financial condition, profitability, cash flow, capital requirements, and the outlook of our business. We currently intend to retain any earnings for use in the business, including for investment in acquisitions, and consequently we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Additionally, the indenture governing our senior subordinated notes contains covenants that restrict our ability to make certain payments, including the payment of dividends. We believe that none of our major customers are experiencing significant financial difficulty as of January 29, 2011 that will materially affect our cash flows or liquidity.

	For the Six Months Ended
	January 29, 2011	January 23, 2010
	(Dollars in millions)
Net cash flows:
Provided by operating activities	$47.6	$56.9
Used in investing activities	$(52.2)	$(24.7)
Provided by (used in) financing activities	$62.3	$(0.9)

Cash from operating activities. During the six months ended January 29, 2011, net cash provided by operating activities was $47.6 million. Operating cash flow and net income for the six months ended January 29, 2011 was reduced by our payment of $4.0 million in consent and other fees related to our repurchase of $86.96 million in aggregate principal amount of the 2015 Notes. Non-cash items during the six months ended January 29, 2011 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, deferred income taxes and the write-off of approximately $1.7 million of debt issuance costs in connection with the repurchase of debt pursuant to our tender offer for the 2015 Notes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities provided $12.0 million of operating cash flow during the six months ended January 29, 2011. The primary working capital sources during the six months ended January 29, 2011 were decreases in accounts receivable and net costs and estimated earnings in excess of billings of $21.2 million and $12.9 million, respectively.  Working capital changes that used operating cash flow during the six months ended January 29, 2011 were net increases in other current and other non-current assets of $3.9 million, primarily for increased levels of inventory and for other prepaid costs that occur near the beginning of our fiscal year and increases in income taxes receivable of $1.9 million as a result of the timing of federal and state income tax payments.  Other uses of working capital included decreases in accounts payable of $7.9 million due to the timing of payments and decreases in other accrued liabilities and accrued insurance claims of $8.5 million. These decreases were primarily attributable to interest payments on our 8.125% senior subordinated notes, including the final interest payments for the 2015 Notes tendered during the quarter, and timing of payments made on our accrued insurance claims.

Based on average daily revenue during the applicable quarter, days sales outstanding calculated for accounts receivable, net was 39.8 days as of January 29, 2011 compared to 38.2 days of as January 23, 2010. Days sales outstanding calculated for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, were 22.5 days as of January 29, 2011 and 17.9 days as of January 23, 2010.

During the six months ended January 23, 2010, net cash provided by operating activities was $56.9 million. Non-cash items during the six months ended January 23, 2010 were primarily depreciation and amortization, gain on disposal of assets, stock-based compensation, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities contributed $23.9 million of operating cash flow during the six months ended January 23, 2010. The primary working capital sources during the six months ended January 23, 2010 were decreases in accounts receivable and net costs and estimated earnings in excess of billings of $24.8 million and $24.5 million, respectively. Working capital changes that used operating cash flow during the six months ended January 23, 2010 were decreases in other accrued liabilities and accrued insurance claims of $11.6 million due to the reduced level of operations during the quarter ended January 23, 2010. Offsetting these decreases was a $2.0 million increase in other accrued liabilities related to the settlement of the legal matter described in “Legal Proceedings” above. Other working capital changes that used operating cash flow during the six months ended January 23, 2010 were net increases in other current and other non-current assets of $8.2 million primarily for prepaid insurance and other prepaid costs that were incurred near the beginning of our fiscal year. Additionally, accounts payable decreased $5.4 million during the six months ended January 23, 2010 due to the timing of receipt and payment of invoices and an increase in income taxes receivable, net of $2.2 million due to the timing of applicable tax payments.

Cash used in investing activities. For the six months ended January 29, 2011 and January 23, 2010, net cash used in investing activities was $52.2 million and $24.7 million, respectively.  During the six months ended January 29, 2011, we paid $9.0 million and $27.5 million in connection with the acquisitions of Communication Services and NeoCom, respectively. Capital expenditures of $21.2 million and $27.3 million during the six months ended January 29, 2011 and January 23, 2010, respectively, were offset in part by proceeds from the sale of assets of $5.6 million and $2.5 million, respectively. During the first two quarters of fiscal 2010, we replaced more assets and incurred a higher level of capital expenditures than we did in the comparable fiscal 2011 period. Restricted cash, primarily related to funding provisions of our insurance program, decreased less than $0.1 million during the six months ended January 29, 2011.

Cash provided by (used in) financing activities. Net cash provided by financing activities was $62.3 million and net cash used in financing activities was $0.9 million for the six months ended January 29, 2011 and January 23, 2010, respectively.  During the six months ended January 29, 2011, we received $187.5 million in proceeds from the issuance of $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021. A portion of the net proceeds from the issuance were used in January 2011 to fund the purchase of $86.96 million principal amount of our 8.125% senior subordinated notes due 2015 pursuant to a concurrent tender offer. We paid $4.4 million in debt issuance costs in connection with the issuance of our 2021 Notes and fees paid associated with our Credit Agreement during fiscal 2011.  Additionally, we paid approximately $0.1 million and $0.7 million, during the six months ended January 29, 2011 and January 23, 2010, respectively, for principal payments on capital leases.

We repurchased 3,531,400 shares of our common stock for $34.2 million, at an average price of $9.70 per share, in open market transactions during the six months ended January 29, 2011. Further, we received $0.5 million from the exercise of stock options during the six months ended January 29, 2011.  There were minimal exercises of stock options during the six months ended January 23, 2010.  During the six months ended January 29, 2011 and January 23, 2010, we withheld shares of restricted units and paid $0.2 million and $0.3 million, respectively, to tax authorities in order to meet payroll tax withholdings obligations on restricted units that vested to certain officers and employees during those periods. Additionally, during the six months ended January 29, 2011 and January 23, 2010, we received excess tax benefits of $0.2 million and $0.1 million, respectively, from the vesting of restricted stock units and exercises of stock options during the periods.

Compliance with Notes and Credit Agreement

On January 6, 2011, Dycom Investments, Inc., one of our subsidiaries, launched a tender offer to purchase, for cash, any and all of our $135.35 million in aggregate principal amount of outstanding 2015 Notes.  Concurrently with the tender offer, we solicited consents to eliminate certain covenants in, and amend certain provisions of, the indenture governing the 2015 Notes.  On January 21, 2011, we accepted tenders for $86.96 million in aggregate principal amount of outstanding 2015 Notes in connection with the early acceptance date of the tender offer, with the holders of the accepted 2015 Notes receiving total consideration of $1,043.13 per $1,000 principal amount of 2015 Notes tendered (which included a $20 consent payment per $1,000 principal amount of 2015 Notes tendered).  The total cash payment to purchase the tendered 2015 Notes, including accrued and unpaid interest, was approximately $92.6 million, which was funded from the net proceeds of the sale of the 2021 Notes described below.  The tender offer expired on February 3, 2011. No additional 2015 Notes were tendered after January 20, 2011. During the six months ended January 29, 2011, we recognized debt extinguishment costs of $4.0 million, comprised of tender premiums and legal and professional fees associated with the tender offer and $1.7 million for the write-off of deferred debt issuance costs.

On January 21, 2011, we issued a notice of redemption for the outstanding 2015 Notes that were not tendered pursuant to the tender offer described above. On February 21, 2011, we redeemed the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes at a redemption price of 104.063% of the principal amount of the 2015 Notes, plus accrued and unpaid interest. As a result, we will recognize a loss on debt extinguishment of approximately $2.6 million during our third fiscal quarter ending April 30, 2011 related to the call premium and write-off of debt issuance costs for these remaining 2015 Notes. The remaining $48.39 million in aggregate principal amount of the 2015 Notes are included in current portion of debt in the condensed consolidated balance sheet as of January 29, 2011.

On January 21, 2011, we issued $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 in a private placement.  A portion of the net proceeds was used to fund our purchase of the $86.96 million aggregate principal amount of 2015 Notes pursuant to the tender offer described above and to fund our redemption of the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes in February 2011. The 2021 Notes are guaranteed by certain of our subsidiaries.

The indenture governing the 2021 Notes contains certain covenants that limit, among other things, our ability, and the ability of certain of our subsidiaries, to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of our subsidiaries to pay dividends or make payments to us or our restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of our assets. As of January 29, 2011, the principal amount outstanding under the 2021 Notes was $187.5 million and we were in compliance with the covenants and conditions under the indenture governing the 2021 Notes. The Company was also in compliance with the indenture governing the 2015 Notes.

On June 4, 2010, we entered into a five-year $225.0 million senior secured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks.  The Credit Agreement has an expiration date of June 4, 2015 and provides for maximum borrowings of $225.0 million, including a sublimit of $100.0 million for the issuance of letters of credit. Subject to certain conditions, the Credit Agreement provides for the ability to enter into one or more incremental facilities, in an aggregate amount not to exceed $75.0 million, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans.  In connection with issuance of the 2021 Notes, we entered into an amendment (the “Amendment”) to the Credit Agreement.  The Amendment modified the Credit Agreement to permit the issuance of the 2021 Notes in an aggregate principal amount of up to $175.0 million, so long as the net cash proceeds of the notes are to be used to refinance, prepay, repurchase, redeem, retire and/or defease our 2015 Notes in their entirety within sixty days of issuance of the additional notes. Any remaining net cash proceeds may be used for general corporate purposes. The issuance of the portion of the 2021 Notes in excess of the $175.0 million reduced the amount of other indebtedness permitted by the Credit Agreement by $12.5 million.

The Amendment also provides that for the purposes of calculating the consolidated leverage ratio (as defined in the Credit Agreement), the $48.39 million principal amount of 2015 Notes that remain outstanding as of January 29, 2011 will be excluded from our consolidated leverage ratio calculation for the current quarter. In addition, the Amendment  increases by $30.0 million the amount that we are permitted to use to repurchase our common stock during the period beginning January 5, 2011 through the maturity date of the Credit Agreement, subject to conditions in the Amendment.

Obligations under the Credit Agreement are guaranteed by certain subsidiaries and secured by a pledge of (i) 100% of the equity of our material domestic subsidiaries and (ii) 100% of the non-voting equity and 65% of the voting equity of first-tier material foreign subsidiaries, if any, in each case excluding certain unrestricted subsidiaries.  The Credit Agreement replaces our prior credit facility which was due to expire in September 2011.

Borrowings under the Credit Agreement (other than swingline loans as defined in the Credit Agreement) bear interest at a rate equal to either (a) the administrative agent’s base rate, described in the Credit Agreement as the highest of (i) the federal funds rate plus 0.50%; (ii) the administrative agent’s prime rate; and (iii) the eurodollar rate (defined in the Credit Agreement as the British Bankers Association LIBOR Rate, divided by one (1) minus a reserve percentage (as defined in the Credit Agreement) plus 1.00%, or (b) the eurodollar rate, plus, in each case, an applicable margin based on our consolidated leverage ratio.  Swingline loans bear interest at a rate equal to the administrative agent’s base rate plus a margin based on our consolidated leverage ratio.  Based on our current consolidated leverage ratio, revolving borrowings would be eligible for a margin of 1.50% for borrowings based on the administrative agent’s base rate and 2.50% for borrowings based on the eurodollar rate.

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

The Credit Agreement contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, sale-leaseback transactions, transactions with affiliates and capital expenditures.  The Credit Agreement contains financial covenants that require us to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.00, as measured on a trailing four quarter basis at the end of each fiscal quarter and (ii) maintain a consolidated interest coverage ratio of not less than 2.75 to 1.00 for fiscal quarters ending July 31, 2010 through April 28, 2012 and not less than 3.00 to 1.00 for the fiscal quarter ending July 28, 2012 and each fiscal quarter thereafter, as measured on a trailing four quarter basis at the end of each fiscal quarter. As of January 29, 2011 we had no outstanding borrowings and $40.0 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are issued as part of our insurance program. At January 29, 2011, we had additional borrowing availability of up to $114.6 million, as determined by the most restrictive covenants of the Credit Agreement, and we were in compliance with the financial covenants.

Contractual Obligations.  The following tables set forth our outstanding contractual obligations, including related party leases, as of January 29, 2011:

	Less than 1 Year	Years 1-3	Years 3 - 5	Greater than 5 Years	Total
	(Dollars in thousands)

8.125% senior subordinated notes redeemed February 21, 2011 (a)	$51,732	$-	$-	$-	$51,732
7.125% senior subordinated notes due 2021	-	-	-	187,500	187,500
Interest payments on 7.125% senior subordinated notes due 2021	13,359	26,719	26,719	66,797	133,594
Capital lease obligations (including interest and executory costs)	497	172	-	-	669
Operating lease obligations	9,315	13,374	8,058	2,828	33,575
Employment agreements	3,458	2,481	-	-	5,939
Purchase and other contractual obligations	1,063	-	-	-	1,063
Total	$79,424	$42,746	$34,777	$257,125	$414,072

(a) Total payment of approximately $51.7 million for the redemption of our remaining $48.4 million of 2015 Notes includes approximately $2.0 million of call premium and $1.3 million of accrued interest.

Purchase and other contractual obligations in the above table primarily include vehicles and equipment ordered under contract but not yet received by the Company.

Our condensed consolidated balance sheet as of January 29, 2011 includes a long term liability of approximately $23.2 million for Accrued Insurance Claims.  This liability has been excluded from the above table as the timing of any cash payments is uncertain. See Note 8 of the Notes to our Condensed Consolidated Financial Statements for additional information regarding our accrued insurance claims liability.

The liability for unrecognized tax benefits for uncertain tax positions at January 29, 2011 was $2.0 million and is included in other liabilities in our condensed consolidated balance sheet.  This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Off-Balance Sheet Arrangements.

Performance Bonds and Guarantees - We have obligations under performance, bid and other surety contract bonds related to certain of our customer contracts.  Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our obligations under a contract.  Bid bonds are issued by a surety to protect owners if we fail to perform our obligations arising from a successful bid. Bid bonds are subject to full or partial forfeiture if we fail to enter into contracts under terms provided on our bids. As of January 29, 2011, we had $82.8 million of outstanding performance, bid and other surety contract bonds and no events have occurred in which customers have exercised their rights under the bonds.  Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.

Letters of Credit - We have letters of credit issued under our Credit Agreement as part of our insurance program. As of January 29, 2011, we had $40.0 million outstanding letters of credit issued under the Credit Agreement.

Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our Credit Agreement, are sufficient to meet our financial obligations. These obligations include interest payments required on our senior subordinated notes and borrowings, working capital requirements, and the normal replacement of equipment at our current level of operations for at least the next twelve months. Our future operating results and cash flows may be affected by a number of factors including our success in bidding on future contracts and our ability to manage costs effectively. To the extent we seek to grow by acquisitions that involve consideration other than our stock, or to the extent we buy back our common stock or repurchase or call our senior subordinated notes, our capital requirements may increase. Changes in financial markets or other areas of the economy could adversely impact our ability to access capital markets in which case we would expect to rely on a combination of available cash and the existing committed credit facility to provide short-term funding.

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

Our backlog totaled $1.316 billion and $1.114 billion at January 29, 2011 and July 31, 2010, respectively. We expect to complete 55.5% of the January 29, 2011 backlog during the next twelve months.

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

●	the timing and volume of customers’ construction and maintenance projects;

●	seasonal budgetary spending patterns of customers and the timing of their budget approvals;

●	the commencement or termination of master service agreements and other long-term agreements with customers;

●	costs incurred to support growth internally or through acquisitions;

●	fluctuations in results of operations caused by acquisitions;

●	fluctuations in the employer portion of payroll taxes as a result of reaching the limitation on payroll withholding obligations;

●	changes in the mix of customers, contracts, and business activities;

●	fluctuations in insurance expense due to changes in claims experience and actuarial assumptions;

●	fluctuations in stock-based compensation expense as a result of performance criteria in performance-based share awards, as well as the timing and vesting period of all stock-based awards;

●	fluctuations in incentive pay as a result of operating results;

●	fluctuations in interest expense due to levels of debt and related borrowing costs;

●	fluctuations in other income as a result of the timing and levels of capital assets sold during the period; and

●	fluctuations in income tax expense due to levels of taxable earnings and the impact of non-deductible and non-taxable items and tax credits.

Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to interest rates on our cash and equivalents and our debt obligations. We monitor the effects of market changes on interest rates and manage interest rate risks by investing in short-term cash equivalents with market rates of interest and by maintaining a mix of fixed and variable rate debt. A hypothetical 100 basis point increase in interest rates would result in an increase to annual earnings of approximately $1.6 million if our cash and equivalents held as of January 29, 2011 were to be fully invested in interest bearing financial instruments.

Our Credit Agreement permits borrowings at a variable rate of interest; however, we had no outstanding borrowings as of January 29, 2011. In February 2011, we redeemed the remaining $48.39 million outstanding aggregate principal amount of our senior subordinated notes due 2015. Outstanding long-term debt at January 29, 2011 included approximately $187.5 million of our senior subordinated notes due in 2021, which bear a fixed rate of interest of 7.125%. Due to the fixed rate of interest on these notes, changes in interest rates would not have an impact on the related interest expense. The fair value of the outstanding notes totaled approximately $190.8 million as of January 29, 2011, based on quoted market prices. There exists market risk sensitivity on the fair value of the fixed rate notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the notes of approximately $6.6 million, calculated on a discounted cash flow basis.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of January 29, 2011, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.

 Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of January 29, 2011, the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 29, 2011, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In October 2010, Prince Telecom, LLC (“Prince”), a wholly-owned subsidiary of the Company, was named as a defendant in a lawsuit in the U.S. District Court for the District of Oregon.  The plaintiffs, three former employees of Prince, alleged various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs sought to certify as a class current and former employees of the subsidiary who worked in the State of Oregon.  In October 2010, the plaintiffs’ attorneys and Prince entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  As a result, the Company recorded approximately $0.5 million in other accrued liabilities with respect to the proposed settlement during the first quarter of fiscal 2011. Approval of the proposed settlement by the Court is currently pending.

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

Item 1A. Risk Factors.

The risk factor presented below updates, and should be considered in addition to, the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended July 31, 2010.

Our senior subordinated notes and revolving credit facility impose restrictions on us which may prevent us from engaging in beneficial transactions. On January 21, 2011, we issued, through Dycom Investments, Inc., one of our subsidiaries, $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 (the “2021 Notes”) in a private placement.  At January 29, 2011, the entire aggregate principal amount of the 2021 Notes was outstanding.  The 2021 Notes were issued under an indenture dated as of January 21, 2011. A portion of the net proceeds of the offering was used to fund our purchase, in January 2011, of $86.96 million in aggregate principal amount of outstanding 8.125% senior subordinated notes due 2015 (the “2015 Notes”) pursuant to our tender offer to purchase, for cash, any and all of our $135.35 million in aggregate principal amount of outstanding 2015 Notes, and to fund our redemption, in February 2011, of the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes not purchased in the tender offer.  The indenture governing the 2021 Notes contains covenants that restrict our ability to, among other things: incur additional debt and issue preferred stock; make certain restricted payments; consummate specified asset sales; enter into transactions with affiliates; incur liens; make certain payments, including the payment of dividends; merge or consolidate with another person; and dispose of all or substantially all of our assets.

On June 4, 2010, we entered into a new five-year revolving credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement replaces the Company’s prior credit facility which was due to expire in September 2011. The Credit Agreement has an expiration date of June 4, 2015 and provides for a maximum borrowing of $225.0 million, including a sublimit of $100.0 million for the issuance of letters of credit. The Credit Agreement requires us to: (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.00, as measured at the end of each fiscal quarter and (ii) maintain a consolidated interest coverage ratio of not less than 2.75 to 1.00 for fiscal quarters ending July 31, 2010 through April 28, 2012 and not less than 3.00 to 1.00 for the fiscal quarter ending July 28, 2012 and each fiscal quarter thereafter, as measured at the end of each fiscal quarter. The Credit Agreement also contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, disposition of assets, sale-leaseback transactions, transactions with affiliates and capital expenditures. A default under our Credit Agreement or the indenture could result in the acceleration of our obligations under either or both of those agreements as a result of cross acceleration and cross default provisions. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the three months ended January 29, 2011, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes the Company’s purchases of its common stock:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2010 - November 27, 2010	291,500	$10.99	-	(a)
November 28, 2010 - December 25, 2010	-	$-	-
December 26, 2010 - January 29, 2011	-	$-	-

(a) On February 23, 2010, the Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock in open market or private transactions through August 2011. During the third quarter of fiscal 2010, the Company used $4.5 million to repurchase 475,602 shares of Company common stock at an average price of $9.44 per share. During the first quarter of fiscal 2011 through September 28, 2010, the Company used substantially all of the remaining $15.5 million available from the February 23, 2010 authorization to repurchase 1,786,300 shares at an average price of $8.68 per share. On September 29, 2010, the Board of Directors increased the amount authorized for repurchases in open market or private transactions through March 2012 by $20.0 million. From September 29, 2010 through October 30, 2010, the Company repurchased 1,453,600 shares for $15.5 million, resulting in total repurchases for the quarter ended October 30, 2010 of 3,239,900 shares for $31.0 million, at an average price of $9.58 per share.

During the second quarter of fiscal 2011, the Company repurchased 291,500 shares for approximately $3.2 million at an average price of $10.99 per share. On November 22, 2010, the Board of Directors increased the amount authorized for repurchases in open market or private transactions through May 2012 by $20.0 million, bringing the total remaining authorization as of January 29, 2011 to approximately $21.3 million. All shares repurchased have been subsequently cancelled.

Item 6. Exhibits.

Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit number

4.1
Indenture, dated as of January 21, 2011, among Dycom Investments, Inc., Dycom Industries, Inc. and certain subsidiaries of Dycom Industries, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Dycom’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2011).

4.2
Registration Rights Agreement, dated as of January 21, 2011, among Dycom Investments, Inc., Dycom Industries, Inc., certain subsidiaries of Dycom Industries, Inc., and Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Initial Purchasers (incorporated by reference to Dycom’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2011).

4.3
Ninth Supplemental Indenture, dated as of January 21, 2011, among Dycom Investments, Inc., the guarantors named therein and U.S. Bank National Association, as successor trustee (incorporated by reference to Dycom’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2011).

10.1
First Amendment, dated as of January 5, 2011, to Credit Agreement, dated as of June 4, 2010, with Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, Banc of America Securities LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, Wells Fargo Bank, National Association, as Syndication Agent, Branch Banking and Trust Company, RBS Citizens, N.A. and PNC Bank, National Association, as Co-Documentation Agents, and certain other lenders from time to time party thereto (incorporated by reference to Dycom’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2011).

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

DYCOM INDUSTRIES, INC.
Registrant

Date:	March 7, 2011	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date:	March 7, 2011	/s/ H. Andrew DeFerrari
Name: H. Andrew DeFerrari Title: Senior Vice President and Chief Financial Officer