Form 10-Q
period 2011-04-30
DYCOM INDUSTRIES INC
filed 2011-06-01
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 001-10613

DYCOM INDUSTRIES, INC.
( Exact name of registrant as specified in its charter )

Florida	59-1277135
( State or other jurisdiction of incorporation or organization )	( I.R.S. Employer Identification No. )

11770 US Highway 1, Suite 101, Palm Beach Gardens, Florida	33408
( Address of principal executive offices )	( Zip Code )

Registrant’s telephone number, including area code: (561) 627-7171

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.33 1/3 per share	New York Stock Exchange
Series A Preferred Stock Purchase Rights	New York Stock Exchange

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

There were 34,045,788 shares of common stock with a par value of $0.33 1/3 outstanding at May 27, 2011.

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	July 31,
	2011	2010
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$89,027	$103,320
Accounts receivable, net	101,789	110,117
Costs and estimated earnings in excess of billings	73,899	66,559
Deferred tax assets, net	14,869	14,944
Income taxes receivable	6,836	3,626
Inventories	17,648	16,058
Other current assets	10,890	8,137
Total current assets	314,958	322,761

PROPERTY AND EQUIPMENT, NET	127,068	136,028
GOODWILL	173,364	157,851
INTANGIBLE ASSETS, NET	59,414	49,625
OTHER	14,222	13,291
TOTAL NON-CURRENT ASSETS	374,068	356,795
TOTAL	$689,026	$679,556

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,862	$25,881
Current portion of debt	383	47
Billings in excess of costs and estimated earnings	877	376
Accrued insurance claims	26,289	28,086
Other accrued liabilities	44,427	42,813
Total current liabilities	99,838	97,203

LONG-TERM DEBT	187,603	135,350
ACCRUED INSURANCE CLAIMS	22,974	24,844
DEFERRED TAX LIABILITIES, NET NON-CURRENT	28,567	24,159
OTHER LIABILITIES	3,685	3,445
Total liabilities	342,667	285,001

COMMITMENTS AND CONTINGENCIES, Notes 10, 11, and 16

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	-	-

Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 34,045,742 and 38,656,190 issued and outstanding, respectively	11,348	12,885
Additional paid-in capital	120,281	170,209
Accumulated other comprehensive income	295	169
Retained earnings	214,435	211,292
Total stockholders' equity	346,359	394,555
TOTAL	$689,026	$679,556

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	April 30,	April 24,
	2011	2010
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$252,363	$231,636

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	207,045	191,333
General and administrative (including stock-based compensation expense of $1.3 million and $0.8 million, respectively)	23,678	24,297
Depreciation and amortization	15,491	15,852
Total	246,214	231,482

Interest income	27	27
Interest expense	(4,422)	(3,386)
Loss on debt extinguishment	(2,557)	-
Other income, net	3,500	4,451

INCOME BEFORE INCOME TAXES	2,697	1,246

PROVISION (BENEFIT) FOR INCOME TAXES:

Current	(1,326)	7
Deferred	2,534	(409)

Total	1,208	(402)

NET INCOME	$1,489	$1,648

EARNINGS PER COMMON SHARE:

Basic earnings per common share	$0.04	$0.04

Diluted earnings per common share	$0.04	$0.04

WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	34,706,822	39,021,043
Diluted	35,323,667	39,054,443

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	April 30,	April 24,
	2011	2010
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$732,150	$707,082

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	597,987	582,241
General and administrative (including stock-based compensation expense of $3.1 million and $2.5 million, respectively)	68,338	71,698
Depreciation and amortization	46,894	46,558
Total	713,219	700,497

Interest income	90	85
Interest expense	(11,903)	(10,470)
Loss on debt extinguishment	(8,296)	-
Other income, net	7,464	6,459

INCOME BEFORE INCOME TAXES	6,286	2,659

PROVISION (BENEFIT) FOR INCOME TAXES:

Current	(1,350)	(566)
Deferred	4,494	2,019

Total	3,144	1,453

NET INCOME	$3,142	$1,206

EARNINGS PER COMMON SHARE:

Basic earnings per common share	$0.09	$0.03

Diluted earnings per common share	$0.09	$0.03

WEIGHTED-AVERAGE SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	35,800,175	39,028,637
Diluted	36,130,585	39,102,612

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	April 30,	April 24,
	2011	2010
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$3,142	$1,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,894	46,558
Bad debt expense, net	12	62
Gain on sale of fixed assets	(6,810)	(6,143)
Deferred income tax provision	4,494	2,019
Stock-based compensation	3,086	2,488
Amortization and write-off of debt issuance costs	3,312	791
Excess tax benefit from share-based awards	(251)	(69)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	14,590	18,782
Costs and estimated earnings in excess of billings, net	(6,073)	7,675
Other current assets and inventory	(3,361)	(6,895)
Other assets	807	(960)
Income taxes receivable	(3,210)	(1,380)
Accounts payable	(1,144)	(1,212)
Accrued liabilities and insurance claims	(3,398)	(14,240)
Net cash provided by operating activities	52,090	48,682

INVESTING ACTIVITIES:
Capital expenditures	(32,255)	(38,222)
Proceeds from sale of assets	9,690	6,571
Cash paid for acquisitions	(36,500)	-
Changes in restricted cash	216	-
Net cash used in investing activities	(58,849)	(31,651)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	187,500	-
Principal payments on long-term debt	(135,667)	(920)
Debt issuance costs	(5,105)	-
Repurchases of common stock	(55,491)	(4,489)
Exercise of stock options and other	1,174	30
Restricted stock tax withholdings	(196)	(273)
Excess tax benefit from share-based awards	251	69
Net cash used in financing activities	(7,534)	(5,583)

Net (decrease) increase in cash and equivalents	(14,293)	11,448

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	103,320	104,707

CASH AND EQUIVALENTS AT END OF PERIOD	$89,027	$116,155

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$10,327	$12,570
Income taxes	$2,786	$5,788
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$2,138	$3,818

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

The condensed consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly-owned.  All intercompany accounts and transactions have been eliminated and the financial statements reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, the financial statements do not include all of the financial information and footnotes required by GAAP for complete financial statements. Additionally, the results of operations for the three and nine months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended July 31, 2010 included in the Company’s 2010 Annual Report on Form 10-K, filed with the SEC on September 3, 2010.

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

Debt issuance and debt repurchases– On January 21, 2011, Dycom Investments, Inc., a subsidiary of the Company, issued $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 (the “2021 Notes”) in a private placement.  A portion of the net proceeds was used (1) to fund the Company’s purchase in January 2011 of $86.96 million aggregate principal amount of its outstanding 8.125% senior subordinated notes due 2015 (the “2015 Notes”) at a price of 104.313% of the principal amount pursuant to a tender offer for any and all of its $135.35 million in aggregate principal amount of outstanding 2015 Notes, and (2) to fund the Company’s redemption in February 2011 of the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes at a price of 104.063% of the principal amount. As a result, during the three and nine months ended April 30, 2011, the Company recognized debt extinguishment costs of $2.0 million and $6.0 million, respectively, comprised of tender premiums and legal and professional fees associated with the tender offer and redemption and $0.6 million and $2.3 million, respectively, for the write-off of deferred debt issuance costs related to the transaction (see Note 10).

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

Restricted Cash — As of April 30, 2011 and July 31, 2010, the Company had approximately $4.7 million and $4.9 million, respectively, in restricted cash which is held as collateral in support of the Company’s insurance obligations. Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the condensed consolidated statements of cash flows.

Comprehensive Income – During the three and nine months ended April 30, 2011 and April 24, 2010, the Company did not have any material changes in its equity resulting from non-owner sources. Accordingly, comprehensive income approximated the net income amounts presented for the respective period’s operations.

Fair Value of Financial Instruments — Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), defines fair value, establishes a measurement framework and expands disclosure requirements. The Company adopted ASC Topic 820 for financial assets and liabilities on the first day of fiscal 2009 and adopted non-recurring measurements for non-financial assets and liabilities on the first day of fiscal 2010. The adoption of ASC Topic 820 did not have an impact on the Company’s condensed consolidated financial statements. ASC Topic 820 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories: (1) Level 1 - Quoted market prices in active markets for identical assets or liabilities; (2) Level 2 - Observable market based inputs or unobservable inputs that are corroborated by market data; and (3) Level 3 - Unobservable inputs not corroborated by market data which require the reporting entity’s own assumptions. The Company’s financial instruments consist primarily of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable and accrued expenses, and long-term debt. The carrying amounts of these instruments approximate their fair value due to the short maturity of these items, except for the Company’s outstanding 2021 Notes. The Company determined that the fair value of the 2021 Notes at April 30, 2011 was $193.1 million based on quoted market prices, which reflect Level 1 inputs, as compared to a carrying value of $187.5 million.

Segment Information — The Company operates in one reportable segment as a specialty contractor, providing engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. All of the Company’s operating segments have been aggregated into one reporting segment due to their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. The Company’s services are provided by its various subsidiaries throughout the United States and, on a limited basis, in Canada. One of the Company’s operating segments earned revenues from contracts in Canada of approximately $1.0 million and $4.2 million during the three and nine months ended April 30, 2011, respectively, and $1.5 million and $5.0 million during the three and nine months ended April 24, 2010, respectively. The Company had no material long-lived assets in the Canadian operations at April 30, 2011 or July 31, 2010.

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

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2011	April 24, 2010	April 30, 2011	April 24, 2010
	(Dollars in thousands, except per share amounts)

Net income available to common stockholders (numerator)	$1,489	$1,648	$3,142	$1,206

Weighted-average number of common shares (denominator)	34,706,822	39,021,043	35,800,175	39,028,637

Basic earnings per common share	$0.04	$0.04	$0.09	$0.03

Weighted-average number of common shares	34,706,822	39,021,043	35,800,175	39,028,637
Potential common stock arising from stock options, and unvested restricted share units	616,845	33,400	330,410	73,975
Total shares-diluted (denominator)	35,323,667	39,054,443	36,130,585	39,102,612

Diluted earnings per common share	$0.04	$0.04	$0.09	$0.03

Antidilutive weighted shares excluded from the calculation of earnings per share	2,051,652	3,618,970	2,054,837	2,547,418

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

The Communication Services and NeoCom acquisitions were not material to the Company. Approximately $0.2 million of transaction costs directly related to the acquisitions were incurred and are included in general and administrative expenses in the Company’s fiscal 2011 condensed consolidated statement of operations for the nine months ended April 30, 2011.

4. Accounts Receivable

Accounts receivable consists of the following:

	April 30, 2011	July 31, 2010
	(Dollars in thousands)

Contract billings	$100,402	$109,537
Retainage	1,833	1,139
Total	102,235	110,676
Less: allowance for doubtful accounts	446	559
Accounts receivable, net	$101,789	$110,117

As of April 30, 2011, the Company expected to collect all retainage balances above within the next twelve months.

The allowance for doubtful accounts changed as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2011	April 24, 2010	April 30, 2011	April 24, 2010
	(Dollars in thousands)

Allowance for doubtful accounts at beginning of period	$546	$605	$560	$808
Bad debt expense (recovery), net	(75)	68	12	62
Amounts charged against the allowance	(25)	(91)	(126)	(288)
Allowance for doubtful accounts at end of period	$446	$582	$446	$582

5. Costs and Estimated Earnings on Contracts in Excess of Billings

Costs and estimated earnings in excess of billings, net, consists of the following:

	April 30, 2011	July 31, 2010
	(Dollars in thousands)

Costs incurred on contracts in progress	$60,018	$52,601
Estimated to date earnings	13,881	13,958
Total costs and estimated earnings	73,899	66,559
Less: billings to date	877	376
	$73,022	$66,183

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$73,899	$66,559
Billings in excess of costs and estimated earnings	(877)	(376)
	$73,022	$66,183

The above amounts include revenue for services from contracts based both on the units-of-delivery and the cost-to-cost measures of the percentage of completion method.

6. Property and Equipment

Property and equipment, including amounts for assets subject to capital leases, consists of the following:

	April 30, 2011	July 31, 2010
	(Dollars in thousands)

Land	$3,165	$3,165
Buildings	11,684	11,630
Leasehold improvements	4,546	4,540
Vehicles	197,882	203,420
Computer hardware and software	55,106	52,506
Office furniture and equipment	5,432	5,397
Equipment and machinery	125,441	119,285
Total	403,256	399,943
Less: accumulated depreciation	276,188	263,915
Property and equipment, net	$127,068	$136,028

Depreciation expense and repairs and maintenance, including amounts for assets subject to capital leases, were as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2011	April 24, 2010	April 30, 2011	April 24, 2010
	(Dollars in thousands)

Depreciation expense	$13,672	$14,286	$41,823	$41,812
Repairs and maintenance expense	$3,907	$3,375	$11,156	$10,743

7. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for fiscal 2011 are as follows:

		Nine Months Ended
		April 30, 2011
	July 31, 2010	Additions	Impairment Losses	Other	April 30, 2011
	(Dollars in thousands)

Goodwill	$353,618	$15,513	$-	$-	$369,131
Accumulated impairment losses	(195,767)	-	-	-	(195,767)
	$157,851	$15,513	$-	$-	$173,364

The Company’s intangible assets consist of the following:

	Useful Life
	In Years	April 30, 2011	July 31, 2010
		(Dollars in thousands)
Intangible Assets:
Carrying amount:
Customer relationships	5-15	$90,545	$76,095
UtiliQuest tradename	Indefinite	4,700	4,700
Tradenames	4-15	2,860	2,600
Non-compete agreements	5	150	-
		98,255	83,395
Accumulated amortization:
Customer relationships		37,943	33,020
Tradenames		887	750
Non-compete agreements		11	-
Net Intangible Assets		$59,414	$49,625

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

Amortization expense for finite-lived intangible assets for the three months ended April 30, 2011 and April 24, 2010 was $1.8 million and $1.6 million, respectively. Amortization expense for finite-lived intangible assets for the nine months ended April 30, 2011 and April 24, 2010 was $5.1 million and $4.7 million, respectively. The customer relationships of Communication Services and NeoCom have an estimated useful life of 15 years. Amortization of the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life.

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

As of April 30, 2011, the Company believes the carrying value of its goodwill and other indefinite-lived intangible asset is recoverable; however, there can be no assurances that they will not be impaired in future periods. Certain of the Company’s reporting units also have other intangible assets including customer relationship, tradenames, and non-compete intangibles. As of April 30, 2011, management believes that the carrying amounts of the intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets may become impaired.

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

Accrued insurance claims consist of the following:

	April 30, 2011	July 31, 2010
	(Dollars in thousands)
Amounts expected to be paid within one year:
Accrued auto, general liability and workers' compensation	$15,443	$15,596
Accrued employee group health	3,900	3,894
Accrued damage claims	6,946	8,596
	26,289	28,086
Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers' compensation	19,914	21,174
Accrued damage claims	3,060	3,670
	22,974	24,844
Total accrued insurance claims	$49,263	$52,930

9. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	April 30, 2011	July 31, 2010
	(Dollars in thousands)

Accrued payroll and related taxes	$17,412	$18,930
Accrued employee benefit and incentive plan costs	5,477	5,595
Accrued construction costs	9,517	7,892
Accrued interest and related bank fees	3,822	3,347
Other	8,199	7,049
Total other accrued liabilities	$44,427	$42,813

10. Debt

The Company’s outstanding indebtedness consists of the following:

	April 30, 2011	July 31, 2010
	(Dollars in thousands)

7.125% senior subordinated notes, due January 2021	$187,500	$-
8.125% senior subordinated notes, repaid February 2011	-	135,350
Capital leases	486	47
	187,986	135,397
Less: current portion	383	47
Long-term debt	$187,603	$135,350

On January 6, 2011, Dycom Investments, Inc. (“Issuer”), a subsidiary of the Company, announced a tender offer to purchase, for cash, any and all of its $135.35 million in aggregate principal amount of outstanding 8.125% senior subordinated notes due 2015 (the “2015 Notes”). Concurrently with the tender offer, the Issuer also solicited consents to eliminate certain covenants in, and amend certain provisions of, the indenture governing the 2015 Notes. On January 21, 2011, the Issuer accepted tenders for $86.96 million in aggregate principal amount of outstanding 2015 Notes in connection with the early acceptance date of the tender offer, with the holders of the accepted 2015 Notes receiving total consideration of $1,043.13 per $1,000 principal amount of 2015 Notes tendered (which included a $20 consent payment per $1,000 principal amount of 2015 Notes tendered). The total cash payment to purchase the tendered 2015 Notes, including accrued and unpaid interest, was approximately $92.6 million, which the Issuer obtained from the net proceeds of the sale of the 7.125% senior subordinated notes due 2021 described below. The tender offer expired on February 3, 2011, and no additional 2015 Notes were tendered to the Issuer after January 20, 2011.

On January 21, 2011, the Issuer issued a notice of redemption for the outstanding 2015 Notes that were not tendered pursuant to the tender offer described above. On February 21, 2011, the Issuer redeemed the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes at a redemption price of 104.063% of the principal amount of the 2015 Notes, plus accrued and unpaid interest. As a result, the Company recognized debt extinguishment costs of approximately $2.0 million and $6.0 million during the three and nine months ended April 30, 2011, respectively, comprised of tender premiums and legal and professional fees associated with the tender offer and redemption and $0.6 million and $2.3 million, respectively, for the write-off of deferred debt issuance costs.

Furthermore, on January 21, 2011, the Issuer issued $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 (the “2021 Notes”) in a private placement. A portion of the net proceeds was used to fund the Company’s purchase of the $86.96 million aggregate principal amount of 2015 Notes pursuant to the tender offer described above and to fund its redemption of the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes in February 2011. The 2021 Notes are guaranteed by certain subsidiaries of the Company (see Note 18). In March 2011, the Issuer filed a registration statement on Form S-4 with the SEC, under which the Issuer intends to offer to exchange the 2021 Notes for registered notes with substantially similar terms.  The registration statement has not yet become effective.

The indenture governing the 2021 Notes contains covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of the Company’s subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of its assets. As of April 30, 2011, the principal amount outstanding under the 2021 Notes was $187.5 million.

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

In addition, the Amendment provides for the incremental repurchase of the Company's common stock in an aggregate amount not to exceed $30.0 million for the period beginning January 5, 2011 through the maturity date of the Credit Agreement, subject to certain conditions. This incremental amount is in addition to amounts otherwise available under the Credit Agreement to purchase the Company’s common stock.

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

As of April 30, 2011 and July 31, 2010, the Company had no outstanding borrowings and $37.8 million and $44.1 million, respectively, of outstanding letters of credit issued under the Credit Agreement as part of the Company’s insurance program. These letters of credit provide financial assurance to the Company’s insurance carriers in connection with the settlement of potential claims. At April 30, 2011 and July 31, 2010, the Company had additional borrowing availability of $127.8 million and $124.1 million, respectively, as determined by the most restrictive covenants of the Credit Agreement.

The Company has $0.5 million in capital lease obligations it assumed in connection with the November 2010 acquisition of Communication Services as of April 30, 2011. The capital leases include obligations for certain vehicles and equipment and expire at various dates in fiscal years 2011 and 2012.

11. Income Taxes

The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company’s effective income tax rate differs from the statutory rate for the tax jurisdictions where it operates primarily as the result of the impact of non-deductible and non-taxable items and tax credits recognized in relation to pre-tax results. In addition, prior to fiscal 2009, the Company incurred non-cash impairment charges on an investment for financial statement purposes and recorded a deferred tax asset reflecting the tax benefits of those impairment charges. During the first quarter of fiscal 2010, the investment became impaired for tax purposes and the Company determined that it was more likely than not that the associated tax benefit would not be realized prior to its eventual expiration. Accordingly, the Company recognized a non-cash income tax charge of $1.1 million for a valuation allowance of the associated deferred tax asset during the first quarter of fiscal 2010. Additionally, during the three months ended April 24, 2010 the provision for income taxes included the reversal of $1.0 million of certain income tax liabilities which were no longer required.

As of April 30, 2011, the Company has total unrecognized tax benefits of $2.1 million which would reduce the Company’s effective tax rate during future periods if it is subsequently determined that those liabilities are not required. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. Interest expense related to unrecognized tax benefits was immaterial for the three and nine months ended April 30, 2011 and April 24, 2010.

12. Other Income, Net

The components of other income, net, are as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2011	April 24, 2010	April 30, 2011	April 24, 2010
	(Dollars in thousands)

Gain on sale of fixed assets	$3,300	$4,308	$6,810	$6,143
Miscellaneous income	200	143	654	316
Total other income, net	$3,500	$4,451	$7,464	$6,459

13. Capital Stock

On February 23, 2010, the Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock in open market or private transactions though August 2011. On each of September 29, 2010 and November 22, 2010, the Board of Directors increased the amount authorized for repurchases by $20.0 million and extended the repurchase date for 18 months.

The Company has made the following repurchases under the share repurchase authorization set forth above:
Three Months Ending	Number of Shares Repurchased	Total Consideration (Dollars in thousands)	Average Price Per Share
April 24, 2010	475,602	$4,489	$9.44
October 30, 2010	3,239,900	$31,036	$9.58
January 29, 2011	291,500	$3,203	$10.99
April 30, 2011	1,278,100	$21,252	$16.63

All shares repurchased have been subsequently cancelled.  On May 25, 2011, the Company announced that its Board of Directors had authorized an additional $20.0 million to repurchase shares of the Company’s outstanding common stock to be made over the next 18 months in open market or private transactions.

14. Stock-Based Awards

Stock-based awards are granted by the Company under its 2003 Long-term Incentive Plan (“2003 Plan”) and the 2007 Non-Employee Directors Equity Plan (“2007 Directors Plan” and, together with the 2003 Plan, “the Plans”). The Company also has several other plans under which awards are outstanding but under which no further awards will be granted, including expired plans. The Company’s policy is to issue new shares to satisfy equity awards under the Plans. Under the terms of the Plans, stock options are granted at the closing price on the date of the grant and are exercisable over a period of up to ten years. The Plans also provide for the grants of time based restricted share units (“RSUs”), that currently vest ratably over a four year period from the date of grant. Additionally, the 2003 Plan provides for the grants of performance based restricted share units (“Performance RSUs”). Outstanding Performance RSUs vest over a three year period from the grant date if certain Company performance goals are achieved.

The following table summarizes the stock-based awards activity during the nine months ended April 30, 2011:

	Stock Options		RSUs		Performance RSUs
	Shares	Weighted Average Exercise Price	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price
Outstanding as of July 31, 2010	3,519,383	$18.53	190,101	$10.95	300,090	$19.29
Granted	930,150	$13.90	104,954	$13.60	69,720	$10.60
Options Exercised/Share Units Vested	(133,933)	$8.76	(78,783)	$12.62	-	$-
Forfeited or cancelled	(399,102)	$37.16	(683)	$24.71	(220,258)	$22.51
Outstanding as of April 30, 2011	3,916,498	$15.87	215,589	$11.58	149,552	$10.49

Exercisable options as of April 30, 2011	1,878,419

The Performance RSUs in the above table represent the maximum number of awards which may vest under the outstanding grants assuming that all performance criteria are met. Approximately 220,000 Performance RSUs were cancelled during fiscal 2011 related to fiscal 2010 performance criteria not being met.

Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the condensed consolidated statements of operations. The compensation expense and the related tax benefit recognized related to stock options and restricted share units for the three and nine months ended April 30, 2011 and April 24, 2010 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2011	April 24, 2010	April 30, 2011	April 24, 2010
	(Dollars in thousands)

Stock-based compensation expense	$1,314	$812	$3,086	$2,488
Tax benefit recognized	$(414)	$(166)	$(905)	$(652)

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

Under the Plans, the maximum total unrecognized compensation expense and weighted-average period over which the expense would be recognized subsequent to April 30, 2011 is shown below. For performance based awards, the unrecognized compensation cost is based upon the maximum amount of restricted share units that can be earned under outstanding awards. If the performance goals are not met, no compensation expense will be recognized for these share units and compensation expense previously recognized will be reversed.

	Unrecognized Compensation Expense	Weighted-Average Period
	(In thousands)	(In years)

Stock options	$11,294	3.1
Unvested RSUs	$2,135	2.9
Unvested Performance RSUs	$1,506	1.1

15. Related Party Transactions

The Company leases administrative offices from entities related to officers of the Company’s subsidiaries. The total expense under these arrangements was $0.4 million and $0.3 million for the three months ended April 30, 2011 and April 24, 2010, respectively, and $1.1 million and $0.9 million for the nine months ended April 30, 2011 and April 24, 2010, respectively.

16. Commitments and Contingencies

In October 2010, Prince Telecom, LLC (“Prince”), a wholly-owned subsidiary of the Company, was named as a defendant in a lawsuit in the U.S. District Court for the District of Oregon.  The plaintiffs, three former employees of Prince, alleged various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs sought to certify as a class current and former employees of the subsidiary who worked in the State of Oregon.  In October 2010, the plaintiffs’ attorneys and Prince entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  As a result, the Company recorded approximately $0.5 million in other accrued liabilities with respect to the proposed settlement during the first quarter of fiscal 2011.   On May 18, 2011, the Court entered an Order approving the settlement and dismissed the action with prejudice subject to final administration of the terms of the settlement.  The Order may be appealed for 30 days from the date on which it was entered.

   In May 2011, a proposed settlement was reached with respect to the Company’s other two outstanding wage and hour class action lawsuits described below. In connection with an agreement to settle the two lawsuits entered into by the Company, Prince, Cavo Broadband Communications, LLC, Broadband Express, LLC (“BBX”) and the plaintiffs’ attorneys, the Company recorded $0.6 million in other accrued liabilities during the third quarter of fiscal 2011.  The first of the two lawsuits, which commenced in June 2010, was brought by a former employee of Prince against Prince, the Company and certain unnamed U.S. affiliates of Prince and the Company (the “Affiliates”) in the United States District Court for the Southern District of New York. The lawsuit alleged that Prince, the Company and the Affiliates violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiff sought unspecified damages and other relief on behalf of himself and a putative class of similarly situated current and former employees of Prince, the Company and/or the Affiliates.  The second of the lawsuits, which commenced in September 2010, was brought by two former employees of  BBX against BBX in the United States District Court for the Southern District of Florida. The lawsuit alleged that BBX violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiffs sought unspecified damages and other relief on behalf of themselves and a putative class of similarly situated current and former employees of BBX.  The proposed settlement and the consolidation of the two lawsuits are subject to the approval of the United States District Court for the Southern District of New York.

In May 2009, the Company and Prince were named as defendants in a lawsuit in the U.S. District Court for the Western District of Washington. The plaintiffs, all former employees of the subsidiary, alleged various wage and hour claims, including those employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs sought to certify as a class current and former employees of the subsidiary who worked in the State of Washington. The Company estimated the liability of the proposed settlement at $2.0 million and recorded a pre-tax charge for this amount during the quarter ended October 24, 2009. In November 2009, the plaintiffs’ attorneys, the Company and the subsidiary entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  In January 2010, the Court granted preliminary approval of the proposed settlement. Notice of the terms of the proposed settlement and claim forms were mailed to members of the plaintiffs’ class in February 2010. The Court held a hearing regarding the plaintiffs’ Motion for Final Approval of the Class Action Settlement in April 2010, at which time it entered an Order approving the settlement and dismissed the action with prejudice subject to final administration of the terms of the settlement.  Excluding legal expenses of the Company, approximately $1.6 million was incurred pursuant to the settlement and was paid in June 2010.

From time to time, the Company and its subsidiaries are parties to various other claims and legal proceedings. Additionally, as part of the Company’s insurance program, it retains the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. For these claims, the effect on the Company’s financial statements is generally limited to the amount needed to satisfy its insurance deductibles or retentions. It is the opinion of the Company’s  management, based on information available at this time, that none of such other pending claims or proceedings will have a material effect on its condensed consolidated financial statements.

Performance Bonds and Guarantees

The Company has obligations under performance, bid and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. Bid bonds are issued by a surety to protect owners if the Company fails to perform its obligations arising from a successful bid. As of April 30, 2011, the Company had $77.6 million of outstanding performance, bid and other surety contract bonds and no events have occurred in which the customers have exercised their rights under the bonds.

The Company has periodically guaranteed certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.

Letters of Credit

The Company has letters of credit issued under its Credit Agreement as part of its insurance program. These letters of credit provide financial assurance to our insurance carriers in connection with the settlement of potential claims.  As of April 30, 2011, the Company had $37.8 million outstanding letters of credit issued under the Credit Agreement.

17. Concentration of Credit Risk

The Company’s customer base is concentrated, with the top five customers for the nine month period ending April 30, 2011 accounting for approximately 62.3% and 64.6% of revenue for the nine month periods ended April 30, 2011 and April 24, 2010, respectively. AT&T Inc. (“AT&T”), Comcast Corporation (“Comcast”), CenturyLink, Inc. (“CenturyLink”), and Verizon Communications Inc. (“Verizon”) represent a significant portion of the Company’s customer base and were over 10% or more of total revenue for the three months or nine months ended April 30, 2011 or April 24, 2010 as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2011	April 24, 2010	April 30, 2011	April 24, 2010
AT&T	21.1%	22.4%	22.2%	20.1%
Comcast	13.7%	14.0%	15.1%	14.4%
CenturyLink*	11.0%	11.8%	10.2%	11.6%
Verizon	8.7%	9.7%	8.0%	12.4%

*For comparison purposes, revenues from CenturyTel, Inc. and Qwest Communications International, Inc. have been combined for periods prior to their April 2011 merger.

The Company believes that none of its significant customers were experiencing financial difficulties that would impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of April 30, 2011. Customers representing 10% or more of combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings as of April 30, 2011 or July 31, 2010 had the following outstanding balances and the related percentage of the Company’s total outstanding balances:

	April 30, 2011		July 31, 2010
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)

CenturyLink*	$31.7	18.0%	$28.4	16.0%
AT&T	$28.9	16.4%	$30.9	17.4%
Comcast	$18.0	10.2%	$19.6	11.1%
Verizon	$16.9	9.6%	$22.4	12.7%

*For comparison purposes, amounts for CenturyTel, Inc. and Qwest Communications International, Inc. have been combined for periods prior to their April 2011 merger.

18. Supplemental Consolidating Financial Statements

As of April 30, 2011, the outstanding aggregate principal amount of the Company’s 2021 Notes was $187.5 million. The 2021 Notes were issued by the Issuer (Dycom Investments, Inc.) in fiscal 2011 (see Note 10). The following condensed consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent”) on a parent only basis, (ii) the Issuer, (iii) the guarantor subsidiaries for the Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The condensed consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. Intercompany charges (income) between the Parent and subsidiaries are recognized in the condensed consolidating financial statements during the period incurred and the settlement of intercompany balances is reflected in the consolidating statement of cash flows based on the nature of the underlying transactions.

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
APRIL 30, 2011

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$-	$-	$88,479	$548	$-	$89,027
Accounts receivable, net	-	-	100,753	1,036	-	101,789
Costs and estimated earnings in excess of billings	-	-	73,392	507	-	73,899
Deferred tax assets, net	1,056	-	13,854	97	(138)	14,869
Income taxes receivable	6,836	-	-	-	-	6,836
Inventories	-	-	17,563	85	-	17,648
Other current assets	5,085	22	4,919	864	-	10,890
Total current assets	12,977	22	298,960	3,137	(138)	314,958

PROPERTY AND EQUIPMENT, NET	9,439	-	98,509	19,695	(575)	127,068
GOODWILL	-	-	173,364	-	-	173,364
INTANGIBLE ASSETS, NET	-	-	59,414	-	-	59,414
DEFERRED TAX ASSETS, NET	-	-	19,424	-	(19,424)	-
INVESTMENT IN SUBSIDIARIES	682,108	1,326,905	-	-	(2,009,013)	-
INTERCOMPANY RECEIVABLES	-	-	815,374	-	(815,374)	-
OTHER	7,108	4,771	1,958	385	-	14,222
TOTAL NON-CURRENT ASSETS	698,655	1,331,676	1,168,043	20,080	(2,844,386)	374,068
TOTAL	$711,632	$1,331,698	$1,467,003	$23,217	$(2,844,524)	$689,026

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$691	$-	$26,668	$503	$-	$27,862
Current portion of debt	-	-	383	-	-	383
Billings in excess of costs and estimated earnings	-	-	877	-	-	877
Accrued insurance claims	619	-	25,590	80	-	26,289
Deferred tax liabilities	-	138	-	-	(138)	-
Other accrued liabilities	3,486	4,265	35,601	1,075	-	44,427
Total current liabilities	4,796	4,403	89,119	1,658	(138)	99,838

LONG-TERM DEBT	-	187,500	103	-	-	187,603
ACCRUED INSURANCE CLAIMS	723	-	22,198	53	-	22,974
DEFERRED TAX LIABILITIES, NET NON-CURRENT	1,059	332	45,228	1,373	(19,425)	28,567
INTERCOMPANY PAYABLES	356,001	457,355	-	2,030	(815,386)	-
OTHER LIABILITIES	2,694	-	985	6	-	3,685
Total liabilities	365,273	649,590	157,633	5,120	(834,949)	342,667
Total stockholders' equity	346,359	682,108	1,309,370	18,097	(2,009,575)	346,359
TOTAL	$711,632	$1,331,698	$1,467,003	$23,217	$(2,844,524)	$689,026

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JULY 31, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$-	$-	$102,858	$462	$-	$103,320
Accounts receivable, net	-	-	109,141	976	-	110,117
Costs and estimated earnings in excess of billings	-	-	66,180	379	-	66,559
Deferred tax assets, net	1,056	-	13,959	67	(138)	14,944
Income taxes receivable	3,626	-	-	-	-	3,626
Inventories	-	-	15,958	100	-	16,058
Other current assets	2,395	9	4,761	972	-	8,137
Total current assets	7,077	9	312,857	2,956	(138)	322,761

PROPERTY AND EQUIPMENT, NET	10,379	-	106,069	20,165	(585)	136,028
GOODWILL	-	-	157,851	-	-	157,851
INTANGIBLE ASSETS, NET	-	-	49,625	-	-	49,625
DEFERRED TAX ASSETS, NET NON-CURRENT	-	-	13,267	-	(13,267)	-
INVESTMENT IN SUBSIDIARIES	678,966	1,256,518	-	-	(1,935,484)	-
INTERCOMPANY RECEIVABLES	-	-	744,064	-	(744,064)	-
OTHER	7,461	2,527	2,812	491	-	13,291
TOTAL NON-CURRENT ASSETS	696,806	1,259,045	1,073,688	20,656	(2,693,400)	356,795
TOTAL	$703,883	$1,259,054	$1,386,545	$23,612	$(2,693,538)	$679,556

LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$137	$-	$25,548	$196	$-	$25,881
Current portion of debt	-	-	47	-	-	47
Billings in excess of costs and estimated earnings	-	-	376	-	-	376
Accrued insurance claims	615	-	27,395	76	-	28,086
Deferred tax liabilities	-	138	-	-	(138)	-
Other accrued liabilities	3,317	3,255	34,565	1,676	-	42,813
Total current liabilities	4,069	3,393	87,931	1,948	(138)	97,203

LONG-TERM DEBT	-	135,350	-	-	-	135,350
ACCRUED INSURANCE CLAIMS	739	-	24,046	59	-	24,844
DEFERRED TAX LIABILITIES, NET NON-CURRENT	1,059	333	32,938	3,096	(13,267)	24,159
INTERCOMPANY PAYABLES	300,875	441,012	-	2,189	(744,076)	-
OTHER LIABILITIES	2,586	-	853	6	-	3,445
Total liabilities	309,328	580,088	145,768	7,298	(757,481)	285,001
Total stockholders' equity	394,555	678,966	1,240,777	16,314	(1,936,057)	394,555
TOTAL	$703,883	$1,259,054	$1,386,545	$23,612	$(2,693,538)	$679,556

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2011

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$250,533	$1,830	$-	$252,363

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	205,221	1,824	-	207,045
General and administrative	5,702	196	15,829	1,951	-	23,678
Depreciation and amortization	815	-	13,356	1,331	(11)	15,491
Intercompany charges (income), net	(7,291)	-	7,202	65	24	-
Total	(774)	196	241,608	5,171	13	246,214

Interest income	-	-	27	-	-	27
Interest expense	(774)	(3,640)	(8)	-	-	(4,422)
Loss on debt extinguishment	-	(2,557)	-	-	-	(2,557)
Other income, net	-	-	3,437	63	-	3,500

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	-	(6,393)	12,381	(3,278)	(13)	2,697

PROVISION (BENEFIT) FOR INCOME TAXES	-	(2,912)	5,608	(1,488)	-	1,208

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	-	(3,481)	6,773	(1,790)	(13)	1,489

EQUITY IN EARNINGS OF SUBSIDIARIES	1,489	4,970	-	-	(6,459)	-

NET INCOME (LOSS)	$1,489	$1,489	$6,773	$(1,790)	$(6,472)	$1,489

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED APRIL 30, 2011

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$725,863	$6,287	$-	$732,150

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	592,033	5,954	-	597,987
General and administrative	15,970	467	46,005	5,896	-	68,338
Depreciation and amortization	2,379	-	40,703	3,846	(34)	46,894
Intercompany charges (income), net	(20,793)	-	20,547	223	23	-
Total	(2,444)	467	699,288	15,919	(11)	713,219

Interest income	-	-	90	-	-	90
Interest expense	(2,444)	(9,442)	(17)	-	-	(11,903)
Loss on debt extinguishment	-	(8,296)	-	-	-	(8,296)
Other income (expense), net	-	-	7,405	59	-	7,464

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	-	(18,205)	34,053	(9,573)	11	6,286

PROVISION (BENEFIT) FOR INCOME TAXES	-	(9,083)	17,004	(4,777)	-	3,144

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	-	(9,122)	17,049	(4,796)	11	3,142

EQUITY IN EARNINGS OF SUBSIDIARIES	3,142	12,264	-	-	(15,406)	-

NET INCOME (LOSS)	$3,142	$3,142	$17,049	$(4,796)	$(15,395)	$3,142

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 24, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$229,541	$2,095	$-	$231,636

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	189,562	1,771	-	191,333
General and administrative	5,297	13	16,159	2,828	-	24,297
Depreciation and amortization	842	-	14,053	968	(11)	15,852
Intercompany charges (income), net	(6,672)	-	6,616	56	-	-
Total	(533)	13	226,390	5,623	(11)	231,482

Interest income	-	-	27	-	-	27
Interest expense	(533)	(2,835)	(18)	-	-	(3,386)
Other income (expense), net	-	-	4,349	102	-	4,451

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	-	(2,848)	7,509	(3,426)	11	1,246

PROVISION (BENEFIT) FOR INCOME TAXES	-	(1,126)	2,073	(1,349)	-	(402)

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	-	(1,722)	5,436	(2,077)	11	1,648

EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	1,648	3,370	-	-	(5,018)	-

NET INCOME (LOSS)	$1,648	$1,648	$5,436	$(2,077)	$(5,007)	$1,648

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED APRIL 24, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$700,493	$6,589	$-	$707,082

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	576,301	5,940	-	582,241
General and administrative	16,155	137	47,488	7,918	-	71,698
Depreciation and amortization	2,404	-	41,327	2,860	(33)	46,558
Intercompany charges (income), net	(20,471)	-	19,985	485	1	-
Total	(1,912)	137	685,101	17,203	(32)	700,497

Interest income	12	-	73	-	-	85
Interest expense	(1,925)	(8,496)	(49)	-	-	(10,470)
Other income (expense), net	1	-	6,387	71	-	6,459

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	-	(8,633)	21,803	(10,543)	32	2,659

PROVISION (BENEFIT) FOR INCOME TAXES	1,090	(4,259)	9,824	(5,202)	-	1,453

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	(1,090)	(4,374)	11,979	(5,341)	32	1,206

EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	2,296	6,670	-	-	(8,966)	-

NET INCOME (LOSS)	$1,206	$2,296	$11,979	$(5,341)	$(8,934)	$1,206

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED APRIL 30, 2011

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$2,640	$(5,719)	$58,167	$(2,975)	$(23)	$52,090

Cash flows from investing activities:
Capital expenditures	(1,277)	-	(27,641)	(3,360)	23	(32,255)
Proceeds from sale of assets	-	-	9,550	140	-	9,690
Cash paid for acquisitions	-	(27,500)	(9,000)	-	-	(36,500)
Changes in restricted cash	25	-	191	-	-	216
Capital contributions to subsidiaries	-	(21,614)	-		21,614	-
Net cash used in investing activities	(1,252)	(49,114)	(26,900)	(3,220)	21,637	(58,849)

Cash flows from financing activities:
Proceeds from long-term debt	-	187,500	-	-	-	187,500
Principal payments on long-term debt	-	(135,350)	(317)	-	-	(135,667)
Debt issuance costs	(456)	(4,649)	-	-	-	(5,105)
Repurchases of common stock	(55,491)	-	-	-	-	(55,491)
Exercise of stock options and other	1,174	-	-	-	-	1,174
Restricted stock tax withholdings	(196)	-	-	-	-	(196)
Excess tax benefit from share-based awards	251	-	-	-	-	251
Intercompany funding	53,330	7,332	(45,329)	6,281	(21,614)	-
Net cash (used in) provided by financing activities	(1,388)	54,833	(45,646)	6,281	(21,614)	(7,534)

Net (decrease) increase in cash and equivalents	-	-	(14,379)	86	-	(14,293)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-	102,858	462	-	103,320

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$-	$88,479	$548	$-	$89,027

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED APRIL 24, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$(2,168)	$(6,956)	$60,546	$(2,740)	$-	$48,682

Cash flows from investing activities:
Capital expenditures	(2,364)	-	(32,194)	(3,664)	-	(38,222)
Proceeds from sale of assets	-	-	6,506	65	-	6,571
Capital contributions to subsidiaries	-	(10,240)	-	-	10,240	-
Net cash used in investing activities	(2,364)	(10,240)	(25,688)	(3,599)	10,240	(31,651)

Cash flows from financing activities:
Principal payments on long-term debt	-	-	(920)	-	-	(920)
Repurchases of common stock	(4,489)	-	-	-	-	(4,489)
Exercise of stock options and other	30	-	-	-	-	30
Restricted stock tax withholdings	(273)	-	-	-	-	(273)
Excess tax benefit from share-based awards	69	-	-	-	-	69
Intercompany funding	9,195	17,196	(23,464)	7,313	(10,240)	-
Net cash provided by (used in) financing activities	4,532	17,196	(24,384)	7,313	(10,240)	(5,583)

Net increase in cash and equivalents	-	-	10,474	974	-	11,448

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-	104,582	125	-	104,707

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$-	$115,056	$1,099	$-	$116,155

19. Subsequent Events

On May 25, 2011, the Company announced that its Board of Directors had authorized $20 million to repurchase shares of the Company's outstanding common stock, as the Company had used the remainder of its previous repurchase authorization during the quarter ended April 30, 2011. The stock repurchases are authorized to be made over the next 18 months in open market or private transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations .

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

Cautionary Note Concerning Forward-Looking Statements

In this Quarterly Report on Form 10-Q, Dycom Industries, Inc. and its subsidiaries (referred to as “the Company,” “we,” “us,” or “our”) have made forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “forecast,” “may,” “should,” “could,” “project” and similar expressions identify forward-looking statements. Such statements may include, but are not limited to:

●	anticipated outcomes of contingent events, including litigation;

●	projections of revenues, income or loss, or capital expenditures;

●	whether the carrying values of our assets are impaired;

●	plans for future operations, growth and acquisitions, dispositions, or financial needs;

●	availability of financing;

●	plans relating to our services, including our contract backlog;

●	future economic conditions and trends in the industries we serve; and

●	assumptions relating to any of foregoing.

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

Overview

We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. Additionally, we provide services on a limited basis in Canada. For the nine months ended April 30, 2011, the percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 81.5%, 15.0%, and 3.5%, respectively.

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

The following table summarizes our revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues from continuing operations:

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2011	April 24, 2010	April 30, 2011	April 24, 2010
Multi-year master service agreements	74.6%	78.1%	75.7%	76.4%
Other long-term contracts	11.5%	12.6%	12.1%	14.2%
Total long-term contracts	86.1%	90.7%	87.8%	90.6%

A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from those customers who contributed at least 2.5% of our total revenue from continuing operations in the three or nine months ended April 30, 2011 or April 24, 2010:

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2011	April 24, 2010	April 30, 2011	April 24, 2010
AT&T Inc.	21.1%	22.4%	22.2%	20.1%
Comcast Corporation	13.7%	14.0%	15.1%	14.4%
CenturyLink (CenturyTel, Inc.)*	11.0%	11.8%	10.2%	11.6%
Verizon Communications Inc.	8.7%	9.7%	8.0%	12.4%
Windstream Corporation**	7.1%	3.4%	5.3%	3.4%
Charter Communications, Inc.	7.0%	6.7%	6.8%	6.1%
Time Warner Cable Inc.	4.5%	8.1%	6.0%	8.4%

*For comparison purposes, revenues from CenturyTel, Inc. and Qwest Communications International, Inc. have been combined for periods prior to their April 2011 merger.
**For comparison purposes, revenues from Windstream Corporation and Kentucky Data Link, Inc. have been combined for periods prior to their December 2010 merger.

    Cost of earned revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by subcontractors, operation of capital equipment (excluding depreciation and amortization), direct materials and insurance claims and other related costs. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our underground facility locating services. A change in claims experience or actuarial assumptions related to these risks could materially affect our results of operations. For a majority of the contract services we perform, our customers provide all necessary materials and we provide the personnel, tools, and equipment necessary to perform installation and maintenance services. Materials supplied by our customers, for which the customer retains financial and performance risk, are not included in our revenue or costs of sales.  In addition, cost of earned revenues for the nine months ended April 30, 2011 and April 24, 2010 includes a $0.6 million and $1.6 million charge, respectively, related to the settlement of legal matters. See “Legal Proceedings” below.

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

We grant credit under normal payment terms, generally without collateral, to our customers. These customers primarily consist of telephone companies, cable television multiple system operators, and electric and gas utilities. With respect to a portion of the services provided to these customers, we have certain statutory lien rights which may in certain circumstances enhance our collection efforts. Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks. These risks may be heightened as a result of the current economic climate and market volatility. In the past, some of our customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose us to increased risks related to the collectability of amounts due for services performed. We believe that none of our significant customers were experiencing financial difficulties that would impact the collectability of our trade accounts receivable and costs in excess of billings as of April 30, 2011.

Legal Proceedings

In October 2010, Prince Telecom, LLC (“Prince”), a wholly-owned subsidiary of the Company, was named as a defendant in a lawsuit in the U.S. District Court for the District of Oregon.  The plaintiffs, three former employees of Prince, alleged various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs sought to certify as a class current and former employees of the subsidiary who worked in the State of Oregon.  In October 2010, the plaintiffs’ attorneys and Prince entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  As a result, the Company recorded approximately $0.5 million in other accrued liabilities with respect to the proposed settlement during the first quarter of fiscal 2011.   On May 18, 2011, the Court entered an Order approving the settlement and dismissed the action with prejudice subject to final administration of the terms of the settlement.  The Order may be appealed for 30 days from the date on which it was entered.

In May 2011, a proposed settlement was reached with respect to the Company’s other two outstanding wage and hour class action lawsuits described below. In connection with an agreement to settle the two lawsuits entered into by the Company, Prince, Cavo Broadband Communications, LLC, Broadband Express, LLC (“BBX”) and the plaintiffs’ attorneys, the Company recorded $0.6 million in other accrued liabilities during the third quarter of fiscal 2011. The first of the two lawsuits, which commenced in June 2010, was brought by a former employee of Prince against Prince, the Company and certain unnamed U.S. affiliates of Prince and the Company (the “Affiliates”) in the United States District Court for the Southern District of New York. The lawsuit alleged that Prince, the Company and the Affiliates violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiff sought unspecified damages and other relief on behalf of himself and a putative class of similarly situated current and former employees of Prince, the Company and/or the Affiliates.  The second of the lawsuits, which commenced in September 2010, was brought by two former employees of BBX against BBX in the United States District Court for the Southern District of Florida. The lawsuit alleged that BBX violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiffs sought unspecified damages and other relief on behalf of themselves and a putative class of similarly situated current and former employees of BBX.  The proposed settlement and the consolidation of the two lawsuits are subject to the approval of the United States District Court for the Southern District of New York.

In May 2009, the Company and Prince were named as defendants in a lawsuit in the U.S. District Court for the Western District of Washington. The plaintiffs, all former employees of the subsidiary, alleged various wage and hour claims, including those employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs sought to certify as a class current and former employees of the subsidiary who worked in the State of Washington. The Company estimated the liability of the proposed settlement at $2.0 million and recorded a pre-tax charge for this amount during the quarter ended October 24, 2009. In November 2009, the plaintiffs’ attorneys, the Company and the subsidiary entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  In January 2010, the Court granted preliminary approval of the proposed settlement. Notice of the terms of the proposed settlement and claim forms were mailed to members of the plaintiffs’ class in February 2010. The Court held a hearing regarding the plaintiffs’ Motion for Final Approval of the Class Action Settlement in April 2010, at which time it entered an Order approving the settlement and dismissed the action with prejudice subject to final administration of the terms of the settlement.  Excluding legal expenses of the Company, approximately $1.6 million was incurred pursuant to the settlement and was paid in June 2010.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to recognition of revenue for costs and estimated earnings in excess of billings, purchase price allocations, the fair value of goodwill, the assessment of impairment of intangibles and other long-lived assets, income taxes, accrued insurance claims, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no changes to our critical accounting policies and estimates in the nine months ended April 30, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended July 31, 2010 for further information regarding our critical accounting policies and estimates.

Results of Operations

The Company uses a fiscal year ending on the last Saturday in July. Fiscal 2011 will consist of 52 weeks, while fiscal 2010 consisted of 53 weeks, with the fourth quarter having 14 weeks of operations. The following table sets forth, as a percentage of revenues earned, our condensed consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	For the Three Months Ended				For the Nine Months Ended
	April 30, 2011		April 24, 2010		April 30, 2011		April 24, 2010
	(Dollars in millions)

Revenues	$252.4	100.0%	$231.6	100.0%	$732.1	100.0%	$707.1	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	207.0	82.0	191.3	82.6	598.0	81.7	582.2	82.3
General and administrative	23.7	9.4	24.3	10.5	68.3	9.3	71.7	10.1
Depreciation and amortization	15.5	6.1	15.9	6.8	46.9	6.4	46.6	6.6
Total	246.2	97.6	231.5	99.9	713.2	97.4	700.5	99.1
Interest income	-	-	-	-	0.1	-	0.1	-
Interest expense	(4.4)	(1.7)	(3.4)	(1.5)	(11.9)	(1.6)	(10.5)	(1.5)
Loss on debt extinguishment	(2.6)	(1.0)	-	-	(8.3)	(1.1)	-	-
Other income, net	3.5	1.4	4.5	1.9	7.5	1.0	6.5	0.9
Income before income taxes	2.7	1.1	1.2	0.5	6.3	0.9	2.7	0.4
Provision (benefit) for income taxes	1.2	0.5	(0.4)	(0.2)	3.1	0.4	1.5	0.2
Net income	$1.5	0.6%	$1.6	0.7%	$3.1	0.4%	$1.2	0.2%

Revenues. The following table presents information regarding total revenues by type of customer for the three months ended April 30, 2011 and April 24, 2010 (totals may not add due to rounding):

	For the Three Months Ended
	April 30, 2011		April 24, 2010			%
	Revenue	% of Total	Revenue	% of Total	Increase (decrease)	Increase (decrease)
	(Dollars in millions)

Telecommunications	$211.4	83.8%	$184.7	79.8%	$26.7	14.5%
Underground facility locating	34.6	13.7	41.8	18.0	(7.2)	(17.2)
Electric and gas utilities and other customers	6.4	2.5	5.2	2.2	1.2	22.6
Total contract revenues	$252.4	100.0%	$231.6	100.0%	$20.7	8.9%

Revenues increased $20.7 million, or 8.9%, during the three months ended April 30, 2011 as compared to the three months ended April 24, 2010. Of this increase, $14.4 million was generated by businesses acquired subsequent to the year ago quarter, April 24, 2010.

Revenues from specialty construction services provided to telecommunications companies were $211.4 million during the three months ended April 30, 2011, compared to $184.7 million during the three months ended April 24, 2010, an increase of 14.5%. Of this increase, $14.4 million was generated by businesses acquired subsequent to the year ago quarter, April 24, 2010. Additionally, we experienced a $5.3 million increase for a significant telephone customer deploying fiber within its network, a $4.7 million increase from two leading cable multiple system operators for installation, maintenance and construction services, including services to provision fiber to cellular sites, and a $3.7 million increase for another telephone customer increasing the capabilities of its networks. Other customers had net increases of $7.4 million during the three months ended April 30, 2011 as compared to the three months ended April 24, 2010. Partially offsetting these increases was a $7.4 million decrease in installation, maintenance and construction services from a leading cable multiple system operator.  We also experienced a $1.4 million net decrease for a customer engaged in a fiber deployment project as compared to the prior year quarter, this decrease was partially offset by work performed under a new contract with this customer.

Total revenues from underground facility locating customers during the three months ended April 30, 2011 were $34.6 million, compared to $41.8 million during the three months ended April 24, 2010, a decrease of 17.2%. The decrease resulted primarily from contracts that were terminated since fiscal 2010, reflecting our recent shift away from technician intensive customer contracts.

Total revenues from electric and gas utilities and other construction and maintenance customers during the three months ended April 30, 2011 were $6.4 million, compared to $5.2 million during the three months ended April 24, 2010. The increase was primarily attributable to an increase in work performed for several electric utilities and increases in work for gas customers during the quarter as compared to the same prior year period.

The following table presents information regarding total revenues by type of customer for the nine months ended April 30, 2011 and April 24, 2010 (totals may not add due to rounding):

	For the Nine Months Ended
	April 30, 2011		April 24, 2010			%
	Revenue	% of Total	Revenue	% of Total	Increase (decrease)	Increase (decrease)
	(Dollars in millions)

Telecommunications	$596.8	81.5%	$563.3	79.6%	$33.5	5.9%
Underground facility locating	110.1	15.0	126.0	17.8	(15.9)	(12.6)
Electric and gas utilities and other customers	25.3	3.5	17.8	2.6	7.5	42.3
Total contract revenues	$732.1	100.0%	$707.1	100.0%	$25.1	3.5%

Revenues increased $25.1 million, or 3.5%, during the nine months ended April 30, 2011 as compared to the nine months ended April 24, 2010. Of this increase, $19.6 million was generated by businesses acquired subsequent to the year ago quarter, April 24, 2010.

Revenues from specialty construction services provided to telecommunications companies were $596.8 million during the nine months ended April 30, 2011, compared to $563.3 million during the nine months ended April 24, 2010, an increase of 5.9%. Of this increase, $19.6 million was generated by businesses acquired subsequent to the year ago quarter, April 24, 2010. Additionally, we experienced a $27.4 million increase for a significant telephone customer deploying fiber within its network, a $15.9 million increase from two leading cable multiple system operators for installation, maintenance and construction services, including services to provision fiber to cellular sites, and a $5.6 million increase for another telephone customer increasing the capabilities of its networks. Other customers had net increases of $12.6 million during the nine months ended April 30, 2011 as compared to the nine months ended April 24, 2010.  Partially offsetting these increases was a $27.6 million decrease for a customer engaged in a fiber deployment project, a $15.5 million decrease from a leading cable multiple system operator for installation, maintenance and construction services.  We also experienced a $4.5 million net decrease for another significant telephone customer upgrading their network compared to the prior year period, this decrease was partially offset by work performed under a new contract with this customer.

Total revenues from underground facility locating during the nine months ended April 30, 2011 were $110.1 million compared to $126.0 million during the nine months ended April 24, 2010, a decrease of 12.6%. The decrease resulted from contracts that were terminated since fiscal 2010, reflecting our recent shift away from technician intensive customer contracts.

Total revenues from electric and gas utilities and other construction and maintenance customers during the nine months ended April 30, 2011 were $25.3 million, compared to $17.8 million during the nine months ended April 24, 2010. The increase was primarily attributable to a short-term project for a gas customer that began during the first quarter of fiscal 2011 and an increase in work performed for several electric utilities during the current nine month period as compared to the same prior year period.

Costs of Earned Revenues. Costs of earned revenues were $207.0 million during the three months ended April 30, 2011, compared to $191.3 million during the three months ended April 24, 2010. Included in cost of earned revenues for the three months ended April 30, 2011 is a $0.6 million charge recorded in connection with a legal matter described under “Legal Proceedings” above. Excluding such charge, there was a $15.1 million increase in costs of earned revenues. The net increase was primarily due to higher levels of operations during the three months ended April 30, 2011, including the operating costs of Communication Services and NeoCom since their acquisitions during the second quarter of fiscal 2011. The primary components of the increase were a $6.2 million aggregate increase in direct labor and subcontractor costs, a $6.0 million increase in other direct costs, and a $2.9 million increase in direct materials.

Costs of earned revenues as a percentage of contract revenues decreased 0.6% for the three months ended April 30, 2011 as compared to the same period last year. Excluding the legal settlement charge referred to above, cost of earned revenue as a percentage of contract revenues decreased 0.8% for the three months ended April 30, 2011 as compared to the three months ended April 24, 2010. Labor and subcontractor costs represented a lower percentage of total revenue for the three months ended April 30, 2011 and decreased 2.5% compared to the same period last year as a result of improved operating efficiency and the mix of work performed. Offsetting these decreases, direct materials and other costs increased 1.3% as a percentage of total revenue as our mix of work included a higher level of projects where we provided materials to the customer. Additionally, fuel costs increased 0.4% as a percentage of contract revenues as compared to the same period last year.

Costs of earned revenues were $598.0 million during the nine months ended April 30, 2011, compared to $582.2 million during the nine months ended April 24, 2010. Included in cost of earned revenues for the nine months ended April 30, 2011 and April 24, 2010 are $0.6 million and $1.6 million, respectively, in charges recorded in connection with legal matters described under “Legal Proceedings” above. Excluding such charges, there was a $16.7 million increase in costs of earned revenues. The net increase was primarily due to higher levels of operations during the nine months ended April 30, 2011, including the operating costs of Communication Services and NeoCom since their acquisitions during the second quarter of fiscal 2011. The primary components of the increase were a $12.1 million increase in direct materials and a $6.4 million increase in other direct costs, partially offset by a $1.8 million aggregate decrease in direct labor and subcontractor costs.

Costs of earned revenues as a percentage of contract revenues decreased 0.7% for the nine months ended April 30, 2011 as compared to the same period last year. Excluding the legal settlement charges referred to above, cost of earned revenue as a percentage of contract revenues decreased 0.5% for the nine months ended April 30, 2011 as compared to the nine months ended April 24, 2010. Labor and subcontractor costs represented a lower percentage of total revenue for the nine months ended April 30, 2011 and decreased 2.4% compared to the same period last year as a result of improved operating efficiency and the mix of work performed. Offsetting this decrease, direct materials increased 1.5% as a percentage of total revenue as our mix of work included a higher level of projects where we provided materials to the customer. Additionally, fuel costs increased 0.3% as a percentage of contract revenues as compared to the same period last year and other direct costs increased 0.1% as compared to the prior year period.

General and Administrative Expenses. General and administrative expenses decreased $0.6 million to $23.7 million during the three months ended April 30, 2011 as compared to $24.3 million during the three months ended April 24, 2010. The decrease in total general and administrative expenses primarily resulted from a reduction of payroll expense and reduced legal and professional fees related to certain information technology initiatives that were completed. Partially offsetting these decreases were incremental general and administrative expenses of Communication Services and NeoCom which were acquired during the second quarter of fiscal 2011. Additionally, stock-based compensation expense increased to $1.3 million during the three months ended April 30, 2011 from $0.8 million during the three months ended April 24, 2010.

General and administrative expenses decreased $3.4 million to $68.3 million during the nine months ended April 30, 2011 as compared to $71.7 million for the nine months ended April 24, 2010. The decrease in total general and administrative expenses primarily resulted from a reduction of payroll expense and reduced legal and professional fees related to certain information technology initiatives that were completed. Partially offsetting these decreases were incremental general and administrative expenses of Communication Services and NeoCom which were acquired during the second quarter of fiscal 2011, and approximately $0.2 million of acquisition related expenses. Stock-based compensation expense was $3.1 million during the nine months ended April 30, 2011 as compared to $2.5 million during the nine months ended April 24, 2010.

General and administrative expenses as a percentage of contract revenues were 9.4% and 10.5% for the three months ended April 30, 2011 and April 24, 2010, respectively. General and administrative expenses as a percentage of contract revenues were 9.3% and 10.1% for the nine months ended April 30, 2011 and April 24, 2010, respectively. The decrease in general and administrative expenses as a percentage of contract revenues reflects the reduction in payroll expense and legal and professional fees as a percentage of revenue related to certain information technology initiatives that were completed.

Depreciation and Amortization. Depreciation and amortization decreased to $15.5 million during the three months ended April 30, 2011 from $15.9 million during the three months ended April 24, 2010, and totaled 6.1% and 6.8% as a percentage of contract revenues during the current and prior year period, respectively. The decreases for the three months ended April 30, 2011 as compared to the same prior year period resulted primarily from asset sales and assets becoming fully depreciated. For the nine months ended April 30, 2011, depreciation and amortization increased to $46.9 million from $46.6 million for the nine months ended April 24, 2010, and totaled 6.4% and 6.6% as a percentage of contract revenues during the current and prior year period, respectively. The dollar increase for the nine months ended April 30, 2011 as compared to the same prior year period resulted primarily from the addition of fixed assets and amortizable intangible assets related to the Communication Services and NeoCom acquisitions during the second quarter of fiscal 2011.

Interest Expense, Net. Interest expense, net was $4.4 million and $3.4 million during the three months ended April 30, 2011 and April 24, 2010, respectively. Interest expense, net increased to $11.8 million during the nine months ended April 30, 2011 as compared to $10.4 million during the nine months ended April 24, 2010. The increase for the three and nine month periods ended April 30, 2011 reflects higher debt balances outstanding during the current period. However, the Company’s overall effective interest rate on borrowings has been reduced as a result of the issuance of our 7.125% senior subordinated notes due 2021 in January 2011, as described below, and the related purchase and redemption of our outstanding 8.125% senior subordinated notes due 2015.

Loss on Debt Extinguishment. On January 21, 2011, Dycom Investments, Inc., one of our subsidiaries, issued $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 (the "2021 Notes") in a private placement. A portion of the net proceeds was used (1) to fund our purchase in January 2011 of $86.96 million aggregate principal amount of our outstanding 8.125% senior subordinated notes due 2015 (the "2015 Notes") at a price of 104.313% of the principal amount pursuant to our tender offer to purchase, for cash, any and all of the $135.35 million in aggregate principal amount of outstanding 2015 Notes, and (2) to fund our redemption in February 2011 of the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes at a price of 104.063% of the principal amount. As a result, during the three and nine months ended April 30, 2011, we recognized debt extinguishment costs of $2.0 million and $6.0 million, respectively, comprised of tender premiums and legal and professional fees associated with the tender offer and redemption and $0.6 million and $2.3 million, respectively, for the write-off of deferred debt issuance costs related to the transactions.

Other Income, Net. Other income, net decreased to $3.5 million during the three months ended April 30, 2011 from $4.5 million during the three months ended April 24, 2010, and increased to $7.5 million during the nine months ended April 30, 2011 from $6.5 million during the nine months ended April 24, 2010. The fluctuations in other income were the result of a number of assets sold and pricing during the periods.

Income Taxes. The following table presents our income tax expense and effective income tax rate for continuing operations for the three and nine months ended April 30, 2011 and April 24, 2010:

		For the Three Months Ended		For the Nine Months Ended

		April 30, 2011	April 24, 2010	April 30, 2011	April 24, 2010
		(Dollars in millions)

Income tax provision (benefit)		$1.2	$(0.4)	$3.1	1.5
Effective income tax rate	.	44.8%	(32.3)%	50.0%	54.6%

   Our effective income tax rates differ from the statutory rate for the tax jurisdictions where we operate as a result of several factors. During the three months ended April 30, 2011 and April 24, 2010 the provision for income taxes included the reversal of $1.0 million of certain income tax liabilities which were no longer required.  In addition, during the first quarter of fiscal 2010 we recognized a non-cash income tax charge of $1.1 million for a valuation allowance on a deferred tax asset associated with an investment that became impaired for tax purposes.   Excluding the impact of these items, the variations in our effective income tax rate for fiscal 2011 and 2010 are primarily attributable to the impact of non-deductible and non-taxable items and tax credits recognized in relation to our pre-tax results during the period. As a percentage, these tax items will generally have a greater impact on the effective income tax rate in periods of lower pre-tax results. As of April 30, 2011, we had total unrecognized tax benefits of approximately $2.1 million, which would reduce our effective tax rate during the periods recognized if it is determined that those liabilities are not required.

Net Income. Net income was $1.5 million during the three months ended April 30, 2011 as compared to $1.6 million during the three months ended April 24, 2010. Net income was $3.1 million during the nine months ended April 30, 2011 as compared to $1.2 million during the nine months ended April 24, 2010.

Liquidity and Capital Resources

Capital requirements. Historically, our sources of cash have been operating activities, long-term debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Our working capital needs vary based upon our level of operations and generally increase with higher levels of revenues. Our working capital is also impacted by the time it takes us to collect our accounts receivable for work performed for customers. Cash and cash equivalents totaled approximately $89.0 million at April 30, 2011 compared to $103.3 million at July 31, 2010. Cash decreased during the nine months ended April 30, 2011 primarily as a result of repurchases of our common stock, cash paid for the acquisitions of Communication Services and NeoCom, and capital expenditures, offset by the net proceeds from our debt refinancing described below and cash provided by operating activities. Working capital (total current assets less total current liabilities) was $215.1 million at April 30, 2011 compared to $225.6 million at July 31, 2010.

Capital resources are primarily used to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. We periodically borrow from and repay our credit facility based on our cash requirements. Additionally, our capital requirements may increase to the extent we make acquisitions that involve consideration other than our stock, buy back our common stock or repurchase or call our senior subordinated notes. We have not paid cash dividends since 1982. Our board of directors regularly evaluates our dividend policy based on our financial condition, profitability, cash flow, capital requirements, and the outlook of our business. We currently intend to retain any earnings for use in the business, including for investment in acquisitions, and consequently we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Additionally, the indenture governing our senior subordinated notes contains covenants that restrict our ability to make certain payments, including the payment of dividends. We believe that none of our major customers are experiencing significant financial difficulty as of April 30, 2011 that will materially affect our cash flows or liquidity.

	For the Nine Months Ended
	April 30, 2011	April 24, 2010
	(Dollars in millions)
Net cash flows:
Provided by operating activities	$52.1	$48.7
Used in investing activities	$(58.8)	$(31.7)
Used in financing activities	$(7.5)	$(5.6)

Cash from operating activities. During the nine months ended April 30, 2011, net cash provided by operating activities was $52.1 million. Operating cash flow and net income for the nine months ended April 30, 2011 was reduced by our payment of $6.0 million in consent and other fees related to our repurchase of $135.35 million in aggregate principal amount of the 2015 Notes. Non-cash items during the nine months ended April 30, 2011 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, deferred income taxes and the amortization and write-off of approximately $2.6 million of debt issuance costs in connection with the repurchase of debt pursuant to our tender offer and redemption of the 2015 Notes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities used $1.8 million of operating cash flow during the nine months ended April 30, 2011. The primary working capital source during the nine months ended April 30, 2011 was a decrease in accounts receivable of $14.6 million. Working capital changes that used operating cash flow during the nine months ended April 30, 2011 were net increases in net costs and estimated earnings in excess of billings of $6.1 million and other current and other non-current assets combined of $2.6 million, primarily for increased levels of inventory, and increases in income taxes receivable of $3.2 million as a result of the timing of federal and state income tax payments. Other uses of working capital included decreases in accounts payable of $1.1 million due to the timing of payments and decreases in other accrued liabilities and accrued insurance claims of $3.4 million. These decreases were primarily attributable to interest payments on our 8.125% senior subordinated notes, including the final interest payments for the 2015 Notes tendered and redeemed during the nine months ended April 30, 2011, and timing of payments made on our accrued insurance claims.

Based on average daily revenue during the applicable quarter, days sales outstanding calculated for accounts receivable, net was 36.7 days as of April 30, 2011 compared to 38.0 days of as April 24, 2010. Days sales outstanding calculated for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, were 26.3 days as of April 30, 2011 and 23.3 days as of April 24, 2010.

During the nine months ended April 24, 2010, net cash provided by operating activities was $48.7 million. Non-cash items during the nine months ended April 24, 2010 were primarily depreciation and amortization, gain on disposal of assets, stock-based compensation, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities contributed $1.8 million of operating cash flow during the nine months ended April 24, 2010. Working capital changes that contributed operating cash flow during the nine months ended April 24, 2010 included decreases in accounts receivable and net costs and estimated earnings in excess of billings of $18.8 million and $7.7 million, respectively. Working capital changes that used operating cash flow during the nine months ended April 24, 2010 were declines in other accrued liabilities and accrued insurance claims of $14.2 million due to the reduced level of operations during the quarter ended April 24, 2010 and interest payments made in October 2009 and April 2010 in connection with our 8.125% senior subordinated notes. Additionally, we had decreases in accounts payable of $1.2 million and an increase in income taxes receivable, net of $1.4 million due to the timing of applicable tax payments. Other uses of working capital included net increases in other current and non-current assets of $7.9 million primarily for increased levels of inventory and for prepaid insurance and other prepaid costs that were incurred near the beginning of the fiscal year.

Cash used in investing activities. For the nine months ended April 30, 2011 and April 24, 2010, net cash used in investing activities was $58.8 million and $31.7 million, respectively. During the nine months ended April 30, 2011, we paid $9.0 million and $27.5 million in connection with the acquisitions of Communication Services and NeoCom, respectively. Capital expenditures of $32.3 million and $38.2 million during the nine months ended April 30, 2011 and April 24, 2010, respectively, were offset in part by proceeds from the sale of assets of $9.7 million and $6.6 million, respectively. Restricted cash, primarily related to funding provisions of our insurance program, decreased approximately $0.2 million during the nine months ended April 30, 2011.

Cash used in financing activities. Net cash used in financing activities was $7.5 million and $5.6 million for the nine months ended April 30, 2011 and April 24, 2010, respectively. During the nine months ended April 30, 2011, we received $187.5 million in gross proceeds from the issuance of $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 and paid $5.1 million in debt issuance costs. A portion of the net proceeds from the issuance were used in January 2011 to fund the purchase of $86.96 million principal amount of our 8.125% senior subordinated notes due 2015 pursuant to a concurrent tender offer and to fund the redemption of the remaining $48.39 million outstanding aggregate principal amount in February 2011. Additionally, we paid approximately $0.3 million and $0.9 million, during the nine months ended April 30, 2011 and April 24, 2010, respectively, for principal payments on capital leases.

We repurchased 4,809,500 shares of our common stock for $55.5 million, at an average price of $11.54 per share, in open market transactions during the nine months ended April 30, 2011. Further, we received $1.2 million from the exercise of stock options during the nine months ended April 30, 2011. There were minimal exercises of stock options during the nine months ended April 24, 2010. During the nine months ended April 30, 2011 and April 24, 2010, we withheld shares of restricted units and paid $0.2 million and $0.3 million, respectively, to tax authorities in order to meet payroll tax withholdings obligations on restricted units that vested to certain officers and employees during those periods. Additionally, during the nine months ended April 30, 2011 and April 24, 2010, we received excess tax benefits of $0.3 million and $0.1 million, respectively, from the vesting of restricted stock units and exercises of stock options during the periods.

Compliance with Notes and Credit Agreement

On January 6, 2011, Dycom Investments, Inc., one of our subsidiaries, announced a tender offer to purchase, for cash, any and all of our $135.35 million in aggregate principal amount of outstanding 2015 Notes. Concurrently with the tender offer, we solicited consents to eliminate certain covenants in, and amend certain provisions of, the indenture governing the 2015 Notes. On January 21, 2011, we accepted tenders for $86.96 million in aggregate principal amount of outstanding 2015 Notes in connection with the early acceptance date of the tender offer, with the holders of the accepted 2015 Notes receiving total consideration of $1,043.13 per $1,000 principal amount of 2015 Notes tendered (which included a $20 consent payment per $1,000 principal amount of 2015 Notes tendered). The total cash payment to purchase the tendered 2015 Notes, including accrued and unpaid interest, was approximately $92.6 million, which was funded from the net proceeds of the sale of the 2021 Notes described below. The tender offer expired on February 3, 2011. No additional 2015 Notes were tendered after January 20, 2011.

On January 21, 2011, we issued a notice of redemption for the outstanding 2015 Notes that were not tendered pursuant to the tender offer described above. On February 21, 2011, we redeemed the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes at a redemption price of 104.063% of the principal amount, plus accrued and unpaid interest. As a result, during the nine months ended April 30, 2011, we recognized debt extinguishment costs of $6.0 million, comprised of tender premiums and legal and professional fees associated with the tender offer and redemption and $2.3 million for the write-off of deferred debt issuance costs.

Furthermore, on January 21, 2011, we issued $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 in a private placement. A portion of the net proceeds was used to fund our purchase of the $86.96 million aggregate principal amount of 2015 Notes pursuant to the tender offer described above and to fund our redemption of the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes in February 2011. The 2021 Notes are guaranteed by certain of our subsidiaries. In March 2011, we filed a registration statement on Form S-4 with the SEC, under which we intend to offer to exchange the 2021 Notes for registered notes with substantially similar terms.  The registration statement has not yet become effective.

The indenture governing the 2021 Notes contains covenants that limit, among other things, our ability, and the ability of certain of our subsidiaries, to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of our subsidiaries to pay dividends or make payments to us or our restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of our assets. As of April 30, 2011, the principal amount outstanding under the 2021 Notes was $187.5 million and we were in compliance with the covenants and conditions under the indenture governing the 2021 Notes.

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

In addition, the Amendment increases by $30.0 million the amount that we are permitted to use to repurchase our common stock during the period beginning January 5, 2011 through the maturity date of the Credit Agreement, subject to certain conditions.

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

The Credit Agreement contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, sale-leaseback transactions, transactions with affiliates and capital expenditures. The Credit Agreement contains financial covenants that require us to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.00, as measured on a trailing four quarter basis at the end of each fiscal quarter and (ii) maintain a consolidated interest coverage ratio of not less than 2.75 to 1.00 for fiscal quarters ending July 31, 2010 through April 28, 2012 and not less than 3.00 to 1.00 for the fiscal quarter ending July 28, 2012 and each fiscal quarter thereafter, as measured on a trailing four quarter basis at the end of each fiscal quarter. As of April 30, 2011 we had no outstanding borrowings and $37.8 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are issued as part of our insurance program. At April 30, 2011, we had additional borrowing availability of up to $127.8 million, as determined by the most restrictive covenants of the Credit Agreement, and we were in compliance with the financial and other covenants.

Contractual Obligations.   The following tables set forth our outstanding contractual obligations, including related party leases, as of April 30, 2011:

	Less than 1 Year	Years 1-3	Years 3 - 5	Greater than 5 Years	Total
	(Dollars in thousands)

7.125% senior subordinated notes due 2021	$-	$-	$-	$187,500	$187,500
Interest payments on debt (excluding capital leases)	13,359	26,719	26,719	66,797	133,594
Capital lease obligations (including interest and executory costs)	403	107	-	-	510
Operating lease obligations	10,423	16,126	9,435	3,754	39,738
Employment agreements	3,977	1,847	-	-	5,824
Purchase and other contractual obligations	27,820	-	-	-	27,820
Total	$55,982	$44,799	$36,154	$258,051	$394,986

Purchase and other contractual obligations in the above table primarily include vehicles and equipment ordered under contract but not yet received or paid for by the Company.

Our condensed consolidated balance sheet as of April 30, 2011 includes a long term liability of approximately $23.0 million for Accrued Insurance Claims. This liability has been excluded from the above table as the timing of any cash payments is uncertain. See Note 8 of the Notes to our Condensed Consolidated Financial Statements for additional information regarding our accrued insurance claims liability.

The liability for unrecognized tax benefits for uncertain tax positions at April 30, 2011 was $2.1 million and is included in other liabilities in our condensed consolidated balance sheet. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Off-Balance Sheet Arrangements.

Performance Bonds and Guarantees - We have obligations under performance, bid and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our obligations under a contract. Bid bonds are issued by a surety to protect owners if we fail to perform our obligations arising from a successful bid. Bid bonds are subject to full or partial forfeiture if we fail to enter into contracts under terms provided on our bids. As of April 30, 2011, we had $77.6 million of outstanding performance, bid and other surety contract bonds and no events have occurred in which customers have exercised their rights under the bonds. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.

Letters of Credit - We have letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit provide financial assurance to our insurance carriers in connection with the settlement of potential claims.  As of April 30, 2011, we had $37.8 million outstanding letters of credit issued under the Credit Agreement.

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

Our backlog totaled $1.373 billion and $1.114 billion at April 30, 2011 and July 31, 2010, respectively. We expect to complete 54.3% of the April 30, 2011 backlog during the next twelve months. Included in backlog as of April 30, 2011 was approximately $80.0 million of projects for rural broadband deployment for customers that were award recipients under the American Recovery and Reinvestment Act of 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to interest rates on our cash and equivalents and our debt obligations. We monitor the effects of market changes on interest rates and manage interest rate risks by investing in short-term cash equivalents with market rates of interest and by maintaining a mix of fixed and variable rate debt. A hypothetical 100 basis point increase in interest rates would result in an increase to annual earnings of approximately $0.9 million if our cash and equivalents held as of April 30, 2011 were to be fully invested in interest bearing financial instruments.

Our Credit Agreement permits borrowings at a variable rate of interest; however, we had no outstanding borrowings as of April 30, 2011. Outstanding long-term debt at April 30, 2011 included approximately $187.5 million of our senior subordinated notes due in 2021, which bear a fixed rate of interest of 7.125%. Due to the fixed rate of interest on these notes, changes in interest rates would not have an impact on the related interest expense. The fair value of the outstanding notes totaled approximately $193.1 million as of April 30, 2011, based on quoted market prices. There exists market risk sensitivity on the fair value of the fixed rate notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the notes of approximately $6.6 million, calculated on a discounted cash flow basis.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of April 30, 2011, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.

For additional information on market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended July 30, 2010.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of April 30, 2011, the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2011, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In October 2010, Prince Telecom, LLC (“Prince”), a wholly-owned subsidiary of the Company, was named as a defendant in a lawsuit in the U.S. District Court for the District of Oregon.  The plaintiffs, three former employees of Prince, alleged various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs sought to certify as a class current and former employees of the subsidiary who worked in the State of Oregon.  In October 2010, the plaintiffs’ attorneys and Prince entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  As a result, the Company recorded approximately $0.5 million in other accrued liabilities with respect to the proposed settlement during the first quarter of fiscal 2011.   On May 18, 2011, the Court entered an Order approving the settlement and dismissed the action with prejudice subject to final administration of the terms of the settlement.  The Order may be appealed for 30 days from the date on which it was entered.

In May 2011, a proposed settlement was reached with respect to the Company’s other two outstanding wage and hour class action lawsuits described below. In connection with an agreement to settle the two lawsuits entered into by the Company, Prince, Cavo Broadband Communications, LLC, Broadband Express, LLC (“BBX”) and the plaintiffs’ attorneys, the Company recorded $0.6 million in other accrued liabilities during the third quarter of fiscal 2011.  The first of the two lawsuits, which commenced in June 2010, was brought by a former employee of Prince against Prince, the Company and certain unnamed U.S. affiliates of Prince and the Company (the “Affiliates”) in the United States District Court for the Southern District of New York. The lawsuit alleged that Prince, the Company and the Affiliates violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiff sought unspecified damages and other relief on behalf of himself and a putative class of similarly situated current and former employees of Prince, the Company and/or the Affiliates.  The second of the lawsuits, which commenced in September 2010, was brought by two former employees of BBX against BBX in the United States District Court for the Southern District of Florida. The lawsuit alleged that BBX violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiffs sought unspecified damages and other relief on behalf of themselves and a putative class of similarly situated current and former employees of BBX.  The proposed settlement and the consolidation of the two lawsuits are subject to the approval of the United States District Court for the Southern District of New York.

In May 2009, the Company and Prince were named as defendants in a lawsuit in the U.S. District Court for the Western District of Washington. The plaintiffs, all former employees of the subsidiary, alleged various wage and hour claims, including those employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs sought to certify as a class current and former employees of the subsidiary who worked in the State of Washington. The Company estimated the liability of the proposed settlement at $2.0 million and recorded a pre-tax charge for this amount during the quarter ended October 24, 2009. In November 2009, the plaintiffs’ attorneys, the Company and the subsidiary entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  In January 2010, the Court granted preliminary approval of the proposed settlement. Notice of the terms of the proposed settlement and claim forms were mailed to members of the plaintiffs’ class in February 2010. The Court held a hearing regarding the plaintiffs’ Motion for Final Approval of the Class Action Settlement in April 2010, at which time it entered an Order approving the settlement and dismissed the action with prejudice subject to final administration of the terms of the settlement.  Excluding legal expenses of the Company, approximately $1.6 million was incurred pursuant to the settlement and was paid in June 2010.

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

Item 1A. Risk Factors.

There have been no material changes in risk factors for the Company in the period covered by this report.  See the discussion of risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2010, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended January 29, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the three months ended April 30, 2011, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes the Company’s purchases of its common stock:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 30, 2011 - February 26, 2011	-	$-	-	(a)
February 27, 2011 - March 26, 2011	908,000	$16.32	-	(a)
March 27, 2011 - April 30, 2011	370,100	$17.39	-	(a)

(a) On February 23, 2010, the Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock in open market or private transactions through August 2011. During the third quarter of fiscal 2010, the Company used $4.5 million to repurchase 475,602 shares of Company common stock at an average price of $9.44 per share. From August 1, 2010 through September 28, 2010, the Company used substantially all of the remaining $15.5 million available from the February 23, 2010 authorization to repurchase 1,786,300 shares at an average price of $8.68 per share. On September 29, 2010, the Board of Directors increased the amount authorized for repurchases in open market or private transactions through March 2012 by $20.0 million. From September 29, 2010 through October 30, 2010, the Company repurchased 1,453,600 shares for $15.5 million, resulting in total repurchases for the quarter ended October 30, 2010 of 3,239,900 shares for $31.0 million, at an average price of $9.58 per share. From October 31, 2010 through January 29, 2011, the Company repurchased 291,500 shares for approximately $3.2 million at an average price of $10.99 per share. On November 22, 2010, the Board of Directors increased the amount authorized for repurchases in open market or private transactions through May 2012 to $20.0 million. During the third quarter of fiscal 2011, the Company repurchased 1,278,100 shares for approximately $21.3 million at an average price of $16.63 per share. All shares repurchased have been subsequently cancelled. On May 25, 2011, the Company announced that its Board of Directors had authorized $20 million to repurchase shares of Dycom’s outstanding common stock as the Company used the remainder of its previous repurchase authorization during the quarter ended April 30, 2011. The stock repurchases are authorized to be made over the next eighteen (18) months in open market or private transactions.

Item 6 . Exhibits.

Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit number

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
+ Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	May 31, 2011	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date:	May 31, 2011	/s/ H. Andrew DeFerrari
Name: H. Andrew DeFerrari Title: Senior Vice President and Chief Financial Officer