Form 10-K
period 2011-07-30
DYCOM INDUSTRIES INC
filed 2011-09-02
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the common stock, par value $0.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange on January 29, 2011, was $538,163,860.

There were 33,491,515 shares of common stock with a par value of $0.33 1/3 outstanding at August 30, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which incorporated
Portions of the registrant’s Proxy Statement to be filed by November 27, 2011	Parts II and III

Such Proxy Statement, except for the portions thereof which have been specifically incorporated by reference, shall not be deemed “filed” as part of this Annual Report on Form 10-K.

Dycom Industries, Inc.

Cautionary Note Concerning Forward-Looking Statements

This Annual Report on Form 10-K, including any documents incorporated by reference or deemed to be incorporated by reference herein contains “forward-looking statements,” which are statement relating to future events, future financial performance, strategies, expectations, and competitive environment. Words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “forecast,” “may,” “should,” “could,” “project” and similar expressions, as well as statements in future tense, identify forward-looking statements.

You should not read forward-looking statements as a guarantee of future performance or results. They will not necessarily be accurate indications of whether or at what time such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief at that time with respect to future events.  Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	anticipated outcomes of contingent events, including litigation;

•	projections of revenues, income or loss, or capital expenditures;

•	whether the carrying value of our assets is impaired;

•	plans for future operations, growth and acquisitions, dispositions, or financial needs;

•	availability of financing;

•	the outcome of our plans for future operations, growth and services, including contract backlog;

•	restrictions imposed by our credit agreement and the indenture governing our senior subordinated notes;

•	the use of our cash flow to service our debt;

•	future economic conditions and trends in the industries we serve;

•	assumptions relating to any of foregoing;

and other factors discussed within Item 1, Business, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K and other risks outlined in our periodic filings with the Securities and Exchange Commission (“SEC”). Our forward-looking statements are expressly qualified in their entirety by this cautionary statement. Our forward-looking statements are only made as of the date of this Annual Report on Form 10-K and we undertake no obligation to update these forward-looking statements to reflect new information, subsequent events or otherwise.

Available Information

We maintain a website at www.dycomind.com where investors and other interested parties may access, free of charge, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as soon as is reasonably practicable after we file such material with, or furnish it to, the SEC. All references to www.dycomind.com in this report are inactive textual references only and the information on our website is not incorporated into this Annual Report on Form 10-K.

PART I

Item 1. Business.

Dycom Industries, Inc., incorporated in the State of Florida in 1969, is a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. Dycom also provides services on a limited basis in Canada. For the fiscal year ended July 30, 2011, revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 82.1%, 14.0%, and 3.9%, respectively. Additional financial information for each of the years ended July 30, 2011, July 31, 2010 and July 25, 2009 is included in the consolidated financial statements and notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K. The terms “Company”, “we”, “us” and “our” mean Dycom Industries, Inc. and all subsidiaries included in the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K unless the context indicates otherwise.

We have established relationships with many leading telephone companies, cable television multiple system operators, and electric and gas utilities and others. These companies include AT&T Inc. (“AT&T”), Comcast Corporation (“Comcast”), CenturyLink, Inc. (“CenturyLink”), Verizon Communications Inc. (“Verizon”), Charter Communications, Inc. (“Charter”), Windstream Corporation (“Windstream”), Time Warner Cable Inc. (“Time Warner Cable”), Cablevision Systems Corporation (“Cablevision”), Duke Energy Corporation (“Duke Energy”), and T-Mobile USA, Inc. (“T-Mobile”).

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

Construction, Maintenance, and Installation.   We place and splice fiber, copper, and coaxial cables. In addition, we excavate trenches in which to place these cables; place related structures such as poles, anchors, conduits, manholes, cabinets and closures; place drop lines from main distribution lines to the consumer’s home or business; and maintain and remove these facilities. These services are provided to both telephone companies and cable television multiple system operators in connection with the deployment of new networks and the expansion or maintenance of existing networks. We provide civil and tower construction, lines and antenna installation, and foundation and equipment pad construction for wireless carriers, as well as equipment and material fabrication and site testing services. For cable television system operators, we install and maintain customer premise equipment such as digital video recorders, set top boxes and modems.

Premise Wiring.   Premise wiring services are provided to various companies, as well as state and local governments. These services include the installation, repair and maintenance of telecommunications infrastructure within improved structures.

Underground Facility Locating Services. We provide underground facility locating services to a variety of utility companies, including telecommunication providers. Under various state laws excavators are required, prior to excavating, to request from utility companies the location of their underground facilities in order to prevent utility network outages and to safeguard the general public from the consequences of damages to underground utilities. Utility companies are required to respond within specified time periods to these requests to mark underground and buried facilities. Our underground facility locating services include locating telephone, cable television, power, water, sewer, and gas lines.

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

Revenues by Type of Customer

The following table represents the percentage of total contract revenues by type of customer:

	Fiscal Year Ended
	2011	2010	2009

Telecommunications	82.1%	79.2%	77.7%
Underground facility locating	14.0	17.8	16.7
Electric and gas utilities and other customers	3.9	3.0	5.6
Total contract revenues	100.0%	100.0%	100.0%

Business Strategy

Capitalize on Long-Term Growth Drivers.   We are well positioned to benefit from increased demand for reliable video, voice, and data services. As telecommunications networks experience increased demand for services, our customers must expand the capacity and improve the performance of their existing networks and, in certain instances, deploy new networks. This is increasingly important to our customers as the service offerings of telephone and cable companies converge, with each offering reliable, competitively priced voice, video, and data services to consumers. Additionally, there is a significant increase in demand for mobile broadband driven by the proliferation of smart phones and other wireless data devices. Our customers’ networks, both wireline and wireless, are increasingly facing demands for greater capacity and reliability which increases the demand for the services we provide.

Selectively Increase Market Share.   We believe our reputation for high quality service and our ability to provide services nationally create opportunities for expanding our market share. Our decentralized operating structure and numerous points of contact within customer organizations position us favorably to win new opportunities with existing customers. Our significant financial resources enable us to address larger opportunities which some of our relatively capital constrained competitors may be unable to perform. However, we do not intend to increase market share by pursuing unprofitable work.

Pursue Disciplined Financial and Operating Strategies.   We manage the financial aspects of our business by centralizing certain activities which allow us to reduce costs through leveraging our scope and scale. Functions such as treasury, tax and risk management, the approval of capital equipment procurements, the design of employee benefit plans, as well as the review and promulgation of “best practices” in certain other aspects of our operations are centralized. Additionally, we centralize efforts in information technology that are designed to support and enhance our operating efficiency. In contrast, we decentralize the recording of transactions and the financial reporting necessary for timely operational decisions. We believe this decentralization provides greater accountability for business outcomes from our local decision makers. We also maintain a decentralized approach to marketing, field operations, and ongoing customer service, empowering local managers to capture new business and execute contracts on a timely and cost-effective basis. This approach enables us to utilize our capital resources effectively and efficiently, while retaining the organizational agility necessary to compete with our predominantly small, privately owned local competitors.

Pursue Selective Acquisitions.   We selectively pursue acquisitions when we believe doing so is operationally and financially beneficial, although we do not rely on acquisitions solely for growth. In particular, we pursue acquisitions that we believe will provide us with incremental revenue and geographic diversification while complementing our existing operations. We generally target companies for acquisition that have defensible leadership positions in their market niches, profitability which meets or exceeds industry averages, proven operating histories, sound management, and certain clearly identifiable cost synergies.

Customer Relationships

Our current customers include leading telephone companies such as AT&T, CenturyLink, Verizon, Windstream, Frontier Communications Corporation, and T-Mobile. We also provide telecommunications engineering, construction, installation and maintenance services to a number of cable television multiple system operators, including Comcast, Charter, Time Warner Cable, Cablevision, Bright House Networks and Cox Communications, Inc. Premise wiring services are provided to various companies, as well as state and local governments. Our underground facility locating services are provided to telecommunication providers and to a variety of utility and gas companies, including Duke Energy, Edison International, AGL Services Company, Washington Gas Light Company, and Baltimore Gas and Electric. We also provide construction and maintenance services to a number of electric and gas utility companies, including Xcel Energy Inc. and Questar Gas.

Our customer base is highly concentrated, with our current top five customers for fiscal 2011 accounting for approximately 62%, 64% and 64% of our total revenues in fiscal 2011, 2010, and 2009, respectively. During fiscal 2011, approximately 21.1% of our total revenues was derived from AT&T, 14.3% from Comcast, 10.8% from CenturyLink, 8.9% from Verizon, and 6.8% from Charter. We believe that a substantial portion of our total revenues and operating income will continue to be derived from a concentrated group of customers.

A significant portion of our services are performed under master service agreements and other arrangements with customers that extend for periods of one or more years. We are currently a party to over 200 of these agreements. Master service agreements generally contain customer specified service requirements, such as discrete pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer’s own employees, and use other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice.

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

Our markets are served locally by dedicated and experienced personnel. Management of our subsidiaries possess intimate knowledge of their particular markets and we believe our decentralized operations allow us to be more responsive in addressing customer needs. Our sales and marketing efforts are the responsibility of management, including management of our subsidiaries. These marketing efforts tend to focus on contacts with managers within our customers’ organizations.

Backlog

Our backlog consists of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under master service agreements and other long-term requirements contracts. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical experience with customers and, more generally our experience in procurements of this type. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Our estimates of a customer’s requirements during a particular future period may not prove to be accurate, particularly in light of current economic conditions and the uncertainty those conditions may create regarding our customer’s requirements for our services.

Our backlog totaled $1.412 billion and $1.114 billion at July 30, 2011 and July 31, 2010, respectively. We expect to complete 53.4% of the July 30, 2011 backlog during fiscal 2012.

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

We carefully monitor claims and actively participate with our insurers in determining claims estimates and adjustments. The estimated costs of claims are accrued as liabilities, and include estimates for claims incurred but not reported. Due to fluctuations in our loss experience from year to year, insurance accruals have varied and can affect the consistency of our operating margins. If we experience insurance claims in excess of our umbrella coverage limit, our business could be materially and adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 of Notes to Consolidated Financial Statements.

Competition

The specialty contracting services industry in which we operate is highly fragmented. It is characterized by a large number of participants, including several large companies as well as a significant number of small, privately owned, local competitors. We also face competition from the in-house service organizations of our existing and prospective customers, particularly telecommunications providers that employ personnel who perform some of the same services that we provide. Although a significant portion of these services is currently outsourced by our customers and we have been performing specialty contracting services for over 25 years, our existing and prospective customers may elect to discontinue outsourcing specialty contracting services in the future. In addition, there are relatively few barriers to entry into the markets in which we operate. As a result, any organization that has adequate financial resources and access to technical expertise may become a competitor.

A significant portion of our revenue is currently derived from master service agreements and price is often an important factor in awarding such agreements. Accordingly, we may be underbid by our competitors if they elect to price their services lower to procure such business. Our competitors may also develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position.

The principal competitive factors for our services include geographic presence, breadth of service offerings, worker and general public safety, price, quality of service, and industry reputation. We believe that we compete favorably with our competitors on the basis of these factors.

Employees

As of July 30, 2011, we employed 8,320 persons. Approximately 270 of our employees are employed subject to a collective bargaining agreement. The number of our employees varies according to the level of our work in progress. We maintain a nucleus of technical and managerial personnel to supervise all projects and add employees as needed to complete specific projects.

Materials and Subcontractors

For a majority of the contract services we perform, our customers provide all materials required while we provide the necessary personnel, tools, and equipment. Materials supplied by our customers, for which the customer retains financial and performance risk, are not included in our revenue or costs of sales. Under contracts where we are required to supply part or all of the materials, we are not generally dependent upon any one source for the materials that we customarily use to complete projects. We do not manufacture any significant amounts of material for resale.

We use independent subcontractors to help manage fluctuations in work volumes and reduce the amount that we may otherwise be required to spend on fixed assets and working capital. These independent subcontractors typically are small locally owned companies. Independent subcontractors provide their own employees, vehicles, tools, and insurance coverage. We do not rely on any single independent subcontractor.

Seasonality

Our revenues are affected by seasonality as a significant portion of the work we perform is outdoors. Consequently, our operations are impacted by extended periods of inclement weather. Generally, inclement weather is more likely to occur during the winter season which falls during our second and third fiscal quarters. Also, a disproportionate percentage of total paid holidays fall within our second quarter, which decreases the number of available workdays. Additionally, our customer premise equipment installation activities for cable providers historically decrease around calendar year end holidays as their customers generally require less activity during this period. As a result of these factors, we may experience reduced revenue in the second or third quarters of our fiscal year.

Environmental Matters

A significant portion of the work we perform is associated with the underground networks of our customers. As a result, we are potentially subject to material liabilities related to encountering underground objects which may cause the release of hazardous substances. Additionally, environmental laws and regulations which relate to our business include those regarding the removal and remediation of hazardous substances. These laws and regulations can impose significant fines and criminal sanctions for violations. Costs associated with the discharge of hazardous substances may include clean-up costs and related damages or liabilities. These costs could be significant and could adversely affect our results of operations and cash flows.

Executive Officers of the Registrant

The following table sets forth certain information concerning the Company’s executive officers, all of whom serve at the pleasure of the Board of Directors.

			Executive
Name	Age	Office	Officer Since

Steven E. Nielsen	48	Chairman, President and Chief Executive Officer	February 26, 1996
Timothy R. Estes	57	Executive Vice President and Chief Operating Officer	September 1, 2001
H. Andrew DeFerrari	42	Senior Vice President and Chief Financial Officer	November 22, 2005
Richard B. Vilsoet	58	Vice President, General Counsel and Corporate Secretary	June 11, 2005

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

Item 1A. Risk Factors.

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. If any of the risks  described below, or elsewhere in this Annual Report on Form 10-K, or the Company’s other SEC filings, were to occur, our financial condition and results of operations could suffer and the trading price of our common stock could decline. Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline.

Economic downturns and/or challenges in the financial and credit markets may adversely impact our customers’ future spending. We experienced a challenging business environment during fiscal 2009 and 2010 as a result of the economic slowdown and adverse developments in the financial and credit markets. Economic downturns may adversely impact the demand for our services and potentially result in the delay or cancellation of projects by our customers. This makes it difficult to estimate our customers’ requirements for our services and adds uncertainty to the determination of our backlog. Our customers generally finance their projects through cash flow from operations, the incurrence of debt, or the issuance of equity. As a result, volatility in the credit and equity markets could reduce the availability of debt or equity financing for our customers. This may result in a reduction in our customers’ spending for our services, which could adversely affect our operations.

Demand for our services is cyclical and vulnerable to downturns affecting the industries we serve.   Demand for our services by telecommunications customers has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the economy and telecommunications industry. Our results for fiscal 2009 and fiscal 2010 were impacted by customer reductions in near-term spending plans.  Although we experienced an improved operating environment in fiscal 2011, there is no guarantee that future downturns will not occur. During times of economic slowdown, our customers often reduce their capital expenditures and defer or cancel pending projects. In addition, our underground facility locating services are influenced by the level of overall economic activity. As a result of the foregoing, demand for our services may decline during periods of economic weakness adversely affecting our operations, cash flows and liquidity.

We derive a significant portion of our revenues from master service agreements which may be cancelled by our customers upon notice or which we may be unable to renew on negotiated terms.   During fiscal 2011, we derived approximately 75.5% of our revenues from master service agreements. By their terms, the majority of these contracts may be cancelled by our customers upon notice, regardless of whether or not we are in default. In addition, our customers generally have no obligation to assign a specific amount of work to us under these agreements. Consequently, projected expenditures by customers are not assured until a definitive work order is placed with us and the work completed. Furthermore, our customers generally require competitive bidding of these contracts. As a result, we could be underbid by our competitors or required to lower the price charged under a contract being rebid. The loss of work obtained through master service agreements or the reduced profitability of such work could adversely affect our results of operations, cash flows and liquidity.

The industries we serve have experienced and may continue to experience rapid technological, structural and competitive changes that could reduce the need for our services and adversely affect our revenues.   The telecommunications industry is characterized by rapid technological change, intense competition and changing consumer demands. We generate a significant portion of our revenues from customers in the telecommunications industry. New technologies, or upgrades to existing technologies by customers, could reduce the need for our services and adversely affect our revenues and profitability. New, developing, or existing services, such as wireless applications, could displace the wireline systems that we install and that are used by our customers to deliver services to consumers and businesses. In addition, improvements in existing technology may allow telecommunication companies to improve their networks without physically upgrading them. Reduced demand for our services or a loss of a significant customer could adversely affect our results of operations, cash flows and liquidity.

We derive a significant portion of our revenues from a limited number of customers, and the loss of one or more of these customers could adversely impact our revenues and profitability.   Our customer base is highly concentrated, with our current top five customers for fiscal 2011 accounting for approximately 62%, 64% and 64% of our total revenues in fiscal 2011, 2010, and 2009, respectively.  If we were to lose one or more of our significant customers, our revenue may significantly decline. In addition, revenues under our contracts with significant customers may vary from period-to-period depending on the timing or volume of work which those customers order or perform with their in-house service organizations. Additionally, the consolidation, merger or acquisition of an existing customer may result in a change in procurement strategies employed by the surviving entity. The loss of work from a significant customer could adversely affect our results of operations, cash flows and liquidity.

The specialty contracting services industry in which we operate is highly competitive.   We compete with other specialty contractors, including numerous small, privately owned companies, as well as several companies that may have financial, technical and marketing resources that exceed our own. Relatively few barriers to entry exist in the markets in which we operate and, as a result, any organization with adequate financial resources and access to technical expertise may become a competitor. Additionally, our competitors may develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position. We also face competition from the in-house service organizations of our customers whose personnel perform some of the services that we provide.  Although our customers currently outsource a significant portion of these services to us and our industry competitors, we can offer no assurance that our existing or prospective customers will continue to outsource specialty contracting services in the future.

Our financial results are based on estimates and assumptions that may differ from actual results.   In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, a number of estimates and assumptions are made by management that affect the amounts reported in the financial statements.  These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is either dependent on future events or cannot be calculated with a high degree of precision from available data.  In some instances, these estimates are particularly uncertain and we must exercise significant judgment. Estimates are primarily used in our assessment of the recognition of revenue for costs and estimated earnings in excess of billings, purchase price allocations, the fair value of goodwill, the assessment of impairment of intangibles and other long-lived assets, income taxes, accrued insurance claims, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. At the time they are made, we believe that such estimates are fair based on the information available.  However, actual results could differ from those estimates and such differences may be material to our financial statements.

Our profitability is based on our delivering services within the estimated costs established when pricing our contracts.   We recognize revenues under the percentage of completion method of accounting using the units-of-delivery or cost-to-cost measures.  A significant majority of our contracts are based on units-of-delivery and revenue is recognized as each unit is completed. As the price for each of the units is fixed by the contract, our profitability could decline if our actual cost to complete each unit exceeds our original estimates. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Application of the percentage of completion method of accounting requires that we estimate the costs to be incurred in performing the contract. Our process for estimating costs is based on the knowledge and experience of our project managers and financial professionals. Any changes in original cost estimates, or the assumptions underpinning such estimates, may result in changes to costs and income. These changes would be recognized in the period in which they are determined and could result in significant changes to previously reported profits.

We possess a significant amount of accounts receivable and costs and estimated earnings in excess of billings assets.   We extend credit to our customers as a result of performing work under contract prior to billing our customers for that work.  These customers include telephone companies, cable television multiple system operators, and gas and electric utilities and others. At July 30, 2011, we had net accounts receivable of $138.6 million and costs and estimated earnings in excess of billings of $90.9 million. We periodically assess the credit risk of our customers and continuously monitor the timeliness of payments. Slowdowns in the industries we serve may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. Furthermore, bankruptcies or financial difficulties within the telecommunications sector could hinder the ability of our customers to pay us on a timely basis or at all. The failure or delay in payment by our customers could reduce our cash flows and adversely impact our liquidity and profitability.

We retain the risk of loss for certain insurance related liabilities, which leaves us exposed to higher than expected claims.   We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. We estimate and develop our accrual for these claims based on facts, circumstances and historical evidence. However, the estimate for accrued insurance claims remains subject to uncertainty as it depends in part on factors that cannot be known with precision. These factors include the frequency of future claims, the payment pattern of claims which have been incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations. Should a greater number of claims occur compared to what we have estimated, or should the dollar amount of actual claims exceed what we have anticipated, our recorded reserves may not be sufficient, and we could incur substantial additional unanticipated charges. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Accrued Insurance Claims” and Note 8 to the consolidated financial statements in this Annual Report on Form 10-K.

Our backlog is subject to reduction and/or cancellation.   Our backlog consists of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under master service agreements and other long-term requirements contracts. Many of our contracts are multi-year agreements, and we include in our backlog the services projected to be performed over the terms of the contracts based on our historical experience with customers and, more generally our experience in procurements of this type.  In many instances, our customers are not contractually committed to procure specific volumes of services. Our estimates of a customer’s requirements during a particular future period may not prove to be accurate.  If our estimated backlog is significantly inaccurate or does not result in future profits, this could adversely affect our future earnings and the price of our common stock.

We may incur impairment charges on goodwill or other intangible assets.   We account for goodwill in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other (“ASC Topic 350”). Our reporting units and related indefinite-lived intangible assets are tested annually during the fourth fiscal quarter of each year in order to determine whether their carrying value exceeds their fair value.  In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value.  If we determine the fair value of the goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized.  Any such write-down could adversely affect our results of operations. As a result of our interim impairment analysis during the second quarter of fiscal 2009, we recognized a non-cash charge of $94.4 million.  The fiscal 2009 interim impairment charge included impairments at the following reporting units:  Broadband Installation Services for $14.8 million, C-2 Utility Contractors for $9.2 million, Ervin Cable Construction for $15.7 million, Nichols Construction for $2.0 million, Stevens Communications for $2.4 million, and UtiliQuest for $50.5 million. As the result of our annual impairment test of goodwill in fiscal 2008, we recognized non-cash charges of approximately $5.9 million related to our Stevens Communications reporting unit and approximately $3.8 million related to our Nichols Construction reporting unit. Additionally, in fiscal 2005 and 2006, we recognized non-cash charges of approximately $29.0 million related to our White Mountain Cable Construction reporting unit and $14.8 million related to our Can-Am Communications reporting unit, respectively.  The impairment charges reduced the carrying value of goodwill related to these reporting units.

Our goodwill resides in multiple reporting units.  The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors resulting from the cyclical nature of our business, the high level of competition existing within our industry, the concentration of our revenues from a limited number of customers, and the level of overall economic activity. Individual reporting units may be relatively more impacted by these factors than the company as a whole. Specifically, during times of economic slowdown, our customers may reduce capital expenditures and defer or cancel pending projects. As a result, demand for the services of one or more of the reporting units could decline which could adversely affect our operations, cash flow, and liquidity, and could result in an impairment of goodwill or intangible assets.

We may be subject to periodic litigation and regulatory proceedings, including Fair Labor Standards Act and state wage and hour class action lawsuits, which may adversely affect our business and financial performance. From time to time, we may be involved in lawsuits and regulatory actions, including class action lawsuits, that are brought or threatened against us for alleged violations of the Fair Labor Standards Act (the “FLSA”) and state wage and hour laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings.  The ultimate resolution of these matters through settlement, mediation or court judgment could have a material impact on our financial condition, results of operations, and cash flows.  In addition, regardless of the outcome, these proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves. For a description of current legal proceedings, see “Legal Proceedings” and Note 18 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

The loss of certain key managers could adversely affect our business.   We depend on the services of our executive officers and the senior management of our subsidiaries. Our senior management team has many years of experience in our industry, and the loss of any one of them could negatively affect our ability to execute our business strategy.  Although we have entered into employment agreements with our executive officers and certain other key employees, we cannot guarantee that any of them or other key management personnel will remain employed by us for any length of time.  The loss of key management could adversely affect our operations. We do not carry significant “key-person” life insurance on any of our employees.

Our business is labor intensive, and we may be unable to attract and retain qualified employees.   Our ability to maintain our productivity and profitability is limited by our ability to employ, train and retain the skilled personnel necessary to operate our business. We cannot be certain that we will be able to maintain the skilled labor force necessary to operate efficiently and support our growth strategy. Our ability to do so depends on a number of factors, such as general rates of employment, competitive demands for employees possessing the skills we need and the level of compensation required to hire and retain qualified employees.  In addition, our labor costs may increase when there is a shortage in the supply of skilled personnel.

We may be unable to secure sufficient independent subcontractors to fulfill our obligations, or our independent subcontractors may fail to satisfy their obligations. We utilize independent subcontractors to complete work on a portion of our projects. If we are unable to secure independent subcontractors at a reasonable cost or at all, we may be delayed in completing work under a contract or the cost of completing the work may increase.  In addition, we may have disputes with these independent subcontractors arising from, among other things, the quality and timeliness of the work they performed.  Any of these factors could adversely affect the quality of our service, our ability to perform under certain contracts and the relationship with our customers, which could have an adverse effect on our results of operations, cash flows and liquidity.

Higher fuel prices may increase our cost of doing business, and we may not be able to pass along added costs to customers.   Fuel prices fluctuate based on market events outside of our control. Most of our contracts do not allow us to adjust our pricing for higher fuel costs during a contract term and we may be unable to secure price increases reflecting rising costs when renewing or bidding contracts. As a result, higher fuel costs may negatively impact our financial condition and results of operations.  Although we may hedge our anticipated fuel purchases with the use of financial instruments, underlying commodity costs have been volatile in recent periods. Accordingly, there can be no assurance that, at any given time, we will have financial instruments in place to hedge against the impact of increased fuel costs. To the extent we enter into hedge transactions, declines in fuel prices below the levels established in the financial instruments may require us to make payments which could have an adverse impact on our financial condition and results of operations.

Delays in the receipt of materials could result in delays in the performance of our services. There is an increased demand for fiber optic cable because our customers are expanding the capacity of their networks. In addition, fiber optic cable suppliers have experienced and could further experience delays in the delivery of materials. While there have not been significant delays to date, future delays could adversely affect the timing of the construction and maintenance services we provide to our customers.

Our results of operations fluctuate seasonally.   Our revenues are affected by seasonality as a significant portion of the work we perform is outdoors. Consequently, our operations are impacted by extended periods of inclement weather. Generally, inclement weather is more likely to occur during the winter season which falls during our second and third fiscal quarters. Also, a disproportionate percentage of total paid holidays fall within our second quarter, which decreases the number of available workdays. Additionally, our customer premise equipment installation activities historically decrease around calendar year end holidays as their customers generally require less activity during this period. As a result of these factors, we may experience reduced revenue in the second or third quarters of our fiscal year.

We may be unable to generate internal growth.   Our internal growth may be affected by, among other factors, our ability to offer the services our existing customers require, attract new customers, and hire and retain qualified employees or independent subcontractors. Many of the factors affecting our ability to generate internal growth, such as the capital budgets of our customers and the availability of qualified employees, may be beyond our control. Should one or more of these factors occur, we may not be able to achieve internal growth, expand our operations or grow our business.

Failure to integrate future acquisitions successfully could adversely affect our business and results of operations.   As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review various opportunities and periodically engage in discussions regarding possible acquisitions. Future acquisitions may expose us to operational challenges and risks, including the diversion of management’s attention from our existing business, the failure to retain key personnel or customers of an acquired business, the assumption of unknown liabilities of the acquired business for which there are inadequate reserves; and the potential impairment of acquired intangible assets. Our ability to grow and maintain our competitive position may be adversely affected by our ability to successfully integrate any businesses acquired.

Unanticipated changes in our tax rates or exposure to additional income and other tax liabilities could affect our profitability.   We are subject to income taxes in many different jurisdictions of the United States and Canada and certain of our tax liabilities are subject to the apportionment of income to different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings in locations with differing tax rates, the valuation of deferred tax assets and liabilities, or tax laws. An increase to our effective tax rate would reduce our profitability.  In addition, the amount of income and other taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.

Our senior subordinated notes and revolving credit facility impose restrictions on us which may prevent us from engaging in beneficial transactions.   At July 30, 2011, we had $187.5 million in senior subordinated notes (the “Notes”) outstanding due 2021. We also have a revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which provides for a maximum borrowing of $225.0 million, including a sublimit of $100.0 million for the issuance of letters of credit.  At July 30, 2011, we had no outstanding borrowings and $39.9 million of outstanding letters of credit issued under the Credit Agreement. The terms of our indebtedness contain covenants that restrict our ability to, among other things:  make certain payments, including the payment of dividends; redeem or repurchase our capital stock; incur additional indebtedness and issue preferred stock; make investments or create liens; enter into sale and leaseback transactions; merge or consolidate with another entity; sell certain assets; and enter into transactions with affiliates.  In addition, the Credit Agreement requires us to comply with a consolidated leverage ratio and a consolidated interest coverage ratio. A default under our Credit Agreement or the indenture governing the Notes could result in the acceleration of our obligations under either or both of those agreements as a result of cross acceleration and cross default provisions. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.

Many of our telecommunications customers are highly regulated and new regulations or changes to existing regulations may adversely impact their demand for and the profitability of our specialty contracting service.   Many of our telecommunications customers are regulated by the Federal Communications Commission (“FCC”).  The FCC may alter the application of its current regulations and may impose additional regulations.  If existing or new regulations have an adverse affect on our telecommunications customers and adversely impact the profitability of the services they provide, our customers may reduce expenditures which could impact the demand for specialty contracting services.

Legislative actions and initiatives relating to telecommunications may not result in an increase in demand for our services. The American Recovery and Reinvestment Act of 2009 (“ARRA”) originally allocated $7.2 billion in funding to accelerate broadband deployment in rural areas of the country that have been without broadband infrastructure.  However, we cannot predict the extent or timing of benefits to us from the deployment of ARRA-funded networks.

We may incur liabilities or suffer negative financial impact relating to occupational health and safety matters.   Our operations are subject to stringent laws and regulations governing workplace safety. Our workers frequently operate heavy machinery and work near high voltage lines. As a result, they and others are subject to potential injury.  If any of our workers or any other persons are injured or killed in the course of our operations, we could be found to have violated relevant safety regulations, which could result in a fine or, in extreme cases, criminal sanction.  In addition, if our safety record were to substantially deteriorate over time, customers could decide to cancel our contracts or not award to us future business.

Our failure to comply with environmental laws could result in significant liabilities.  A significant portion of the work we perform is associated with the underground networks of our customers. As a result, we are potentially subject to material liabilities related to encountering underground objects which may cause the release of hazardous substances. Additionally, the environmental laws and regulations which relate to our business include those regarding the removal and remediation of hazardous substances. These laws and regulations can impose significant fines and criminal sanctions for violations. Costs associated with the discharge of hazardous substances may include clean-up costs and related damages or liabilities. These costs could be significant and could adversely affect our results of operations and cash flows.

In addition, new laws and regulations, altered enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or create new or increased liabilities that could harm our financial condition and results of operations.

We may not have access in the future to sufficient funding to finance desired growth.   Using cash for operational growth, capital expenditures, share repurchases, or acquisitions may limit our financial flexibility and make us more likely to seek additional capital through future debt or equity financings. Our existing debt agreements contain significant restrictions on our operational and financial flexibility, including our ability to incur additional debt. Also, if we seek to incur more debt, we may be required to agree to additional covenants that further limit our operational and financial flexibility.  If we pursue additional debt or equity financings, we cannot be certain that such funding will be available to us on terms acceptable to us or at all.

Our capital expenditures may fluctuate as a result of changes in business requirements.   Our anticipated capital expenditure requirements may vary from time to time as a result of changes in our business. Increased capital expenditures will use cash flow and may increase our borrowing costs if cash for capital expenditures is not available from operations.

Increases in our health insurance costs could adversely impact our results of operations and cash flows. The costs of employee health care insurance have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions. Additionally, we may incur additional costs as a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) that were signed into law in March 2010.  A continued increase in health care costs or additional costs incurred as a result of the Health Care Reform Laws could have a negative impact on our financial position and results of operations.

The market price of our common stock has been, and may continue to be, highly volatile.   During fiscal 2011, our common stock fluctuated from a high of $18.56 per share to a low of $7.45 per share. We may continue to experience significant volatility in the market price of our common stock due to numerous factors, including, but not limited to:

•	fluctuations in our operating results or the operating results of one or more of our competitors;

•	announcements by us or our competitors of significant contracts, acquisitions or capital commitments;

•	changes in recommendations or earnings estimates by securities analysts; and

•	the impact of economic conditions on the credit and stock markets and on our customers’ demand for our services.

In addition, factors unrelated to our operating performance, such as market disruptions, industry outlook, general economic conditions, and political events, could decrease the market price of our common stock and, as a result, investors could lose some or all of their investments.

Anti-takeover provisions of Florida law and provisions in our articles of incorporation and by-laws could make it more difficult to effect an acquisition of our company or a change in our control.   Certain provisions of our articles of incorporation and by-laws could delay or prevent an acquisition or change in control and the replacement of our incumbent directors and management.  For example, our board of directors is divided into three classes. At any annual meeting of our shareholders, our shareholders only have the right to appoint approximately one-third of the directors on our board of directors.  In addition, our articles of incorporation authorize our board of directors, without further shareholder approval, to issue up to 1,000,000 shares of preferred stock on such terms and with such rights as our board of directors may determine.  The issuance of preferred stock could dilute the voting power of the holders of common stock, including by the grant of voting control to others. Our by-laws also restrict the right of stockholders to call a special meeting of stockholders. Lastly, we are subject to certain anti-takeover provisions of the Florida Business Corporation Act.  These anti-takeover provisions could discourage or prevent a change in control.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We lease our executive offices located in Palm Beach Gardens, Florida. Our subsidiaries operate from owned or leased administrative offices, district field offices, equipment yards, shop facilities, and temporary storage locations throughout the United States and Western Canada. Our leased properties operate under both non-cancelable and cancelable leases. We believe that our facilities are adequate for our current operations and additional facilities would be available on commercially reasonable terms, if necessary.

Item 3. Legal Proceedings.

On October 20, 2010, Prince Telecom, LLC (“Prince”), a wholly-owned subsidiary of the Company, was named as a defendant in a lawsuit in the U.S. District Court for the District of Oregon.  The plaintiffs, three former employees of Prince, alleged various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs sought to certify as a class current and former employees of Prince who worked in the State of Oregon.  On October 15, 2010, the plaintiffs’ attorneys and Prince entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  On May 18, 2011, the Court entered an Order approving the settlement and dismissed the action with prejudice subject to final administration of the terms of the settlement.   During the first quarter of fiscal 2011, the Company recorded approximately $0.5 million in other accrued liabilities with respect to the settlement, which was paid in June 2011.

On May 13, 2011, a proposed settlement was reached with respect to the Company’s other two outstanding wage and hour class action lawsuits described below. In connection with an agreement to settle the two lawsuits entered into by the Company, Prince, Cavo Broadband Communications, LLC, Broadband Express, LLC (“BBX”) and the plaintiffs’ attorneys, the Company recorded $0.6 million in other accrued liabilities during the third quarter of fiscal 2011. The first of the two lawsuits, which commenced on June 17, 2010, was brought by a former employee of Prince against Prince, the Company and certain unnamed U.S. affiliates of Prince and the Company (the “Affiliates”) in the United States District Court for the Southern District of New York. The lawsuit alleged that Prince, the Company and the Affiliates violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiff sought unspecified damages and other relief on behalf of himself and a putative class of similarly situated current and former employees of Prince, the Company and/or the Affiliates.  The second of the lawsuits, which commenced on September 10, 2010, was brought by two former employees of BBX against BBX in the United States District Court for the Southern District of Florida. The lawsuit alleged that BBX violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiffs sought unspecified damages and other relief on behalf of themselves and a putative class of similarly situated current and former employees of BBX.  On August 12, 2011, the United States District Court for the Southern District of New York issued an Order approving the consolidation of the two lawsuits and approving the terms of the settlement.

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

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low

First Quarter	$11.32	$7.45	$14.18	$10.59
Second Quarter	$16.79	$10.84	$10.87	$7.79
Third Quarter	$17.51	$14.40	$10.79	$7.75
Fourth Quarter	$18.56	$14.27	$11.13	$7.95

As of August 30, 2011, there were approximately 532 holders of record of our $0.33 1/3 par value per share common stock.

Issuer Purchases of Equity Securities During the Fourth Quarter of Fiscal 2011

The following table summarizes our purchases of common stock during the three months ended July 30, 2011:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2011 - May 28, 2011	100	(a)	$14.83	-	(b)
May 29, 2011 - June 25, 2011	364,387		$15.20	364,387	(b)
June 26, 2011 - July 30, 2011	215,613		$16.32	215,613	(b)

(a) Shares were withheld to satisfy tax withholding obligations that arose on the vesting of restricted share units.

(b) On February 23, 2010, the Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock in open market or private transactions through August 2011. On each of September 29, 2010, November 22, 2010, and May 25, 2011 the Board of Directors increased the amount authorized for repurchases by $20.0 million and extended the repurchase date for 18 months.

We have made the following repurchases under the share repurchase authorization set forth above:

		Total
		Consideration
Three Months	Number of Shares	(Dollars in	Average Price
Ending	Repurchased	thousands)	Per Share
April 24, 2010	475,602	$4,489	$9.44
October 30, 2010	3,239,900	$31,036	$9.58
January 29, 2011	291,500	$3,203	$10.99
April 30, 2011	1,278,100	$21,252	$16.63
July 30, 2011	580,000	$9,057	$15.62

All shares repurchased have been subsequently cancelled. As of July 30, 2011, approximately $10.9 million remained authorized for repurchases through November 2012.

Performance Graph

The performance graph below compares the cumulative total returns for our common stock against the cumulative total return (including reinvestment of dividends) of the Standard & Poor’s (S&P) 500 Composite Stock Index and two different peer group indices, the “Old Peer Group” and the “New Peer Group,” for the last five fiscal years, assuming an investment of $100 in our common stock and each of the respective indices noted on July 29, 2006. The Old Peer Group includes MasTec, Inc., Quanta Services, Inc., and Pike Electric Corporation. The New Peer Group has been expanded to include MYR Group, Inc. and Willbros Group, Inc. The Company has elected to change its peer group because it believes the expanded group is more representative of the companies perceived by investors as specialty contractors and therefore provides a more meaningful comparison of stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Dycom Industries, Inc., the S&P 500 Index,
an Old Peer Group and a New Peer Group

____________
*$100 Invested on 7/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending on the last Saturday in July.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies, Inc. All rights reserved.

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

Item 6. Selected Financial Data.

We use a fiscal year ending on the last Saturday in July. Fiscal 2011, 2009, 2008 and 2007 consisted of 52 weeks while fiscal 2010 consisted of 53 weeks. The following selected financial data is derived from the audited consolidated financial statements for the applicable fiscal years.

Amounts set forth in our selected financial data include the results and balances of acquired companies from their respective date of acquisition. This data should be read in conjunction with our consolidated financial statements and notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year
	2011 (1)	2010 (2)	2009 (3)	2008 (4)	2007 (5)(6)
	(In thousands, except per share amounts)
Operating Data:
Revenues	$1,035,868	$988,623	$1,106,900	$1,229,956	$1,137,812
Income (loss) from continuing operations	$16,107	$5,849	$(53,094)	$24,404	$42,202
Net income (loss)	$16,107	$5,849	$(53,180)	$21,678	$41,884
Earnings (Loss) Per Common Share From Continuing Operations:
Basic	$0.46	$0.15	$(1.35)	$0.60	$1.04
Diluted	$0.45	$0.15	$(1.35)	$0.60	$1.04
Earnings (Loss) Per Common Share:
Basic	$0.46	$0.15	$(1.35)	$0.54	$1.04
Diluted	$0.45	$0.15	$(1.35)	$0.53	$1.03
Balance Sheet Data (at end of period):
Total assets	$724,755	$679,556	$693,457	$801,272	$802,000
Long-term liabilities (7)	$254,391	$187,798	$192,804	$225,715	$230,117
Stockholders’ equity (8)	$351,851	$394,555	$390,623	$444,093	$444,631

_______________
(1)
Includes the results of Communication Services, Inc. (“Communication Services”) (acquired November 2010) and NeoCom Solutions, Inc. (“NeoCom”) (acquired December 2010) since their acquisition dates. Additionally, during fiscal 2011, the Company recognized debt extinguishment costs consisting of (a) $6.0 million in tender premiums and legal and professional fees associated with the tender offer to purchase the $135.35 million outstanding aggregate principal amount of its 8.125% senior subordinated notes due 2015 (the “2015 Notes”) and the subsequent redemption of the remaining balance of the 2015 Notes not tendered for purchase pursuant to such tender offer; and (b) $2.3 million in deferred debt issuance costs that were written off as a result of the completion of such tender offer and redemption. See Note 10 in Notes to the Consolidated Financial Statements.

(2)
During the first quarter of fiscal 2010, we recognized a non-cash income tax charge of $1.1 million for a valuation allowance on a deferred tax asset associated with an investment that became impaired for tax purposes. See Note 11 in Notes to the Consolidated Financial Statements.

(3)
During fiscal 2009, we recognized a goodwill impairment charge of $94.4 million that included impairments at the following reporting units: Broadband Installation Services for $14.8 million, C-2 Utility Contractors for $9.2 million, Ervin Cable Construction for $15.7 million, Nichols Construction for $2.0 million, Stevens Communications for $2.4 million and UtiliQuest for $50.5 million. The fiscal 2009 impairment charge was a result of an interim impairment test of goodwill. See Note 7 in Notes to the Consolidated Financial Statements.

(4)
During fiscal 2008, we incurred charges of approximately $8.2 million for amounts to be paid to current and former employees of our UtiliQuest, S.T.S., and Locating subsidiaries in connection with the settlement of litigation and charges of approximately $1.2 million in discontinued operations for the settlement of litigation at our Apex Digital, LLC subsidiary (“Apex”). Fiscal 2008 results also include goodwill impairment charges of $5.9 million and $3.8 million related to our Stevens Communications reporting unit and our Nichols Construction reporting unit, respectively, as a result of our annual assessment of goodwill. See Note 7 in Notes to the Consolidated Financial Statements.

(5)
Includes the results of Broadband Installation Services (formerly Cable Express) (acquired September 2006) and certain operations of Cavo Communications (acquired March 2007) since their acquisition dates.

(6)
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

(7)
During fiscal 2011, we issued $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 (the “2021 Notes”) in a private placement. A portion of the net proceeds was used to fund a tender offer and redemption of $135.35 million aggregate principal amount of the outstanding 2015 Notes. In March 2011, we filed a registration statement on Form S-4 with the SEC to exchange the 2021 Notes for registered notes with substantially similar terms. The registration statement became effective on June 23, 2011. During fiscal 2009, the Company repurchased a principal amount of $14.65 million of its 2015 Notes for $11.3 million.

(8)
In fiscal 2011, we repurchased 5,389,500 shares of our common stock at an average price per share of $11.98, for a total of $64.5 million. In fiscal 2010, we repurchased 475,602 shares at an average price per share of $9.44, for a total of $4.5 million, and in fiscal 2009, we repurchased 450,000 shares at an average price per share of $6.48, for a total of $2.9 million. In fiscal 2008, we repurchased 1,693,500 shares at an average price per share of $14.83, for a total of $25.2 million.  All shares repurchased were subsequently cancelled.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto, as well as the “Business” and “Risk Factors” sections of this Annual Report on Form 10-K.

Overview

We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. Additionally, we provide services on a limited basis in Canada. For the fiscal year ended July 30, 2011, the percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 82.1%, 14.0%, and 3.9%, respectively.

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

A significant portion of our services are performed under master service agreements and other arrangements with customers that extend for periods of one or more years. We are currently a party to over 200 of these agreements. Master service agreements generally contain customer-specified service requirements, such as discrete pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer’s own employees, and use other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice.

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

The following table summarizes our revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues from continuing operations:

	Fiscal Year Ended
	2011	2010	2009

Multi-year master service agreements	75.5%	76.0%	69.5%
Other long-term contracts	10.4	14.6	17.2
Total long-term contracts	85.9%	90.6%	86.7%

A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from those customers who contributed at least 2.5% of our total revenue from continuing operations in fiscal 2011, 2010 or 2009:

	Fiscal Year Ended
	2011	2010	2009

AT&T Inc.	21.1%	20.4%	18.2%
Comcast Corporation	14.3%	14.3%	14.9%
CenturyLink (CenturyTel, Inc.)*	10.8%	11.6%	9.3%
Verizon Communications Inc.	8.9%	11.5%	16.5%
Charter Communications, Inc.	6.8%	6.2%	4.9%
Windstream Corporation**	5.7%	3.5%	4.2%
Time Warner Cable Inc.	5.6%	8.0%	7.6%

*For comparison purposes, revenues from CenturyTel, Inc. and Embarq Corporation have been combined for periods prior to their July 2009 merger. Additionally, revenues from CenturyTel, Inc. and Qwest Communications International, Inc. have been combined for periods prior to their April 2011 merger.

**For comparison purposes, revenues from Windstream Corporation and Kentucky Data Link, Inc. have been combined for periods prior to their December 2010 merger.

Cost of earned revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by independent subcontractors, operation of capital equipment (excluding depreciation and amortization), direct materials and insurance claims and other direct costs. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our underground facility locating services. A change in claims experience or actuarial assumptions related to these risks could materially affect our results of operations. For a majority of the contract services we perform, our customers provide all required materials while we provide the necessary personnel, tools, and equipment. Materials supplied by our customers, for which the customer retains financial and performance risk, are not included in our revenue or costs of sales. In addition, cost of earned revenues for the fiscal years 2011 and 2010 includes a $0.6 million charge and a $1.6 million charge, respectively, related to the settlement of legal matters.

General and administrative expenses include costs of management personnel and administrative overhead at our subsidiaries, as well as our corporate costs. These costs primarily consist of employee compensation and related expenses, including stock-based compensation, legal, consulting and professional fees, information technology and development costs, provision for or recoveries of bad debt expense, and other costs that are not directly related to performance of our services under customer contracts. Our senior management, including the senior managers of our subsidiaries, perform substantially all of our sales and marketing functions as part of their management responsibilities and, accordingly, we have not incurred material sales and marketing expenses. Information technology and development costs included in general and administrative expenses are primarily incurred to support and to enhance our operating efficiency. To protect our rights, we have filed for patents on certain of our innovations. In December 2009, the United States Patent and Trademark Office granted our first patent as a result of these efforts.

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, trade accounts receivable, other receivables and costs and estimated earnings in excess of billings. Cash and equivalents primarily include balances on deposit in banks. We maintain substantially all of our cash and equivalents at financial institutions we believe to be of high credit quality. To date we have not experienced any loss or lack of access to cash in our operating accounts.

We grant credit under normal payment terms, generally without collateral, to our customers. These customers primarily consist of telephone companies, cable television multiple system operators, and electric and gas utilities. With respect to a portion of the services provided to these customers, we have certain statutory lien rights which may in certain circumstances enhance our collection efforts. Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks. These risks may be heightened as a result of economic uncertainty and market volatility. In the past, some of our customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose us to increased risks related to the collectability of amounts due for services performed. We believe that none of our significant customers were experiencing financial difficulties which would materially impact the collectability of our trade accounts receivable and costs in excess of billings as of July 30, 2011.

On October 20, 2010, Prince Telecom, LLC (“Prince”), a wholly-owned subsidiary of the Company, was named as a defendant in a lawsuit in the U.S. District Court for the District of Oregon.  The plaintiffs, three former employees of Prince, alleged various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs sought to certify as a class current and former employees of Prince who worked in the State of Oregon.  On October 15, 2010, the plaintiffs’ attorneys and Prince entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  On May 18, 2011, the Court entered an Order approving the settlement and dismissed the action with prejudice subject to final administration of the terms of the settlement.   During the first quarter of fiscal 2011, the Company recorded approximately $0.5 million in other accrued liabilities with respect to the settlement, which was paid in June 2011.

On May 13, 2011, a proposed settlement was reached with respect to the Company’s other two outstanding wage and hour class action lawsuits described below. In connection with an agreement to settle the two lawsuits entered into by the Company, Prince, Cavo Broadband Communications, LLC, Broadband Express, LLC (“BBX”) and the plaintiffs’ attorneys, the Company recorded $0.6 million in other accrued liabilities during the third quarter of fiscal 2011. The first of the two lawsuits, which commenced on June 17, 2010, was brought by a former employee of Prince against Prince, the Company and certain unnamed U.S. affiliates of Prince and the Company (the “Affiliates”) in the United States District Court for the Southern District of New York. The lawsuit alleged that Prince, the Company and the Affiliates violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiff sought unspecified damages and other relief on behalf of himself and a putative class of similarly situated current and former employees of Prince, the Company and/or the Affiliates.  The second of the lawsuits, which commenced on September 10, 2010, was brought by two former employees of BBX against BBX in the United States District Court for the Southern District of Florida. The lawsuit alleged that BBX violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiffs sought unspecified damages and other relief on behalf of themselves and a putative class of similarly situated current and former employees of BBX.  On August 12, 2011, the United States District Court for the Southern District of New York issued an Order approving the consolidation of the two lawsuits and approving the terms of the settlement.

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

On November 19, 2010, we acquired certain assets and assumed certain liabilities of Communication Services, Inc. (“Communication Services”), a provider of outside plant construction services to telecommunications companies in the Southeastern and south central United States. The anticipated benefits of this acquisition include incremental growth opportunities with existing customers and geographic expansion. The purchase price for Communication Services was $9.0 million paid from cash on hand and the assumption of approximately $0.9 million in capital lease obligations. Approximately $0.9 million of the purchase price has been placed in escrow until November 19, 2012 and will be used to satisfy indemnification obligations of the sellers that may arise.

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

Outlook

The telecommunications industry has undergone and continues to undergo significant changes due to advances in technology, increased competition as the telephone and cable companies converge, growing consumer demand for enhanced and bundled services, and governmental broadband stimulus funding. As a result of these factors, the networks of our customers increasingly face demands for more capacity and greater reliability. Telecommunications providers continue to outsource a significant portion of their engineering, construction and maintenance requirements in order to reduce their investment in capital equipment, provide flexibility in workforce sizing, expand product offerings without large increases in incremental hiring and focus on those competencies they consider core to their business success. These factors drive customer demand for our services.

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

There are also significant opportunities to construct rural fiber networks throughout the country as a result of The American Recovery and Reinvestment Act of 2009 (“ARRA”).  ARRA originally allocated $7.2 billion in funding to accelerate broadband deployment in rural areas of the country that have been without broadband infrastructure. This funding included awards to many of our current and former customers. These projects require engineering and construction resources and are expected to meaningfully increase industry activity over the next two years, which may further increase demand for the type of services we provide.

There is a significant increase in demand for mobile broadband driven by the proliferation of smart phones and other wireless data devices. This demand and other advances in technology have created the need for wireless carriers to upgrade their networks and have increased bandwidth requirements on the wired networks of our customers. As the demand for mobile broadband grows, the amount of cellular traffic that must be “backhauled” over customers’ fiber and coaxial networks increases and, as a result, carriers are accelerating the deployment of fiber optic cables to cellular sites. These trends are increasing the demand for the types of services we provide.

Additionally, we provide underground facility locating services to a variety of utility companies, including telecommunication providers. Underground facility locating is required prior to underground excavation and is impacted by overall economic activity. Underground excavation is required for the construction and maintenance of telephone, cable television, power, water, sewer, and gas utility networks, the construction and maintenance of roads and highways as well as the construction of new and existing commercial and residential projects. As a result, the level of outsourcing of this requirement, along with the pace of overall economic activity influence the demand for underground facility locating services.

Within the context of a slowly growing economy, we believe the latest industry developments and trends support our outlook for growth and an improved business environment. We will continue to closely monitor the effects that changes in economic and market conditions may have on our customers and our business and we will continue to manage those areas of the business we can control.

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

We have identified the accounting policies below as critical to the accounting for our business operations and the understanding of our results of operations because they involve making significant judgments and estimates that are used in the preparation of our consolidated financial statements. The impact of these policies affect our reported and expected financial results and are discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. We have discussed the development, selection and application of our critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosure relating to our critical accounting policies in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also important to understanding our consolidated financial statements. The Notes to Consolidated Financial Statements in this Annual Report on Form 10-K contain additional information related to our accounting policies, including the critical accounting policies described herein, and should be read in conjunction with this discussion.

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

Application of the percentage of completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. The cost estimation process is based on the knowledge and experience of our project managers and financial professionals. Factors that we consider in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in changes to costs and income and their effects are recognized in the period in which the revisions are determined. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

Accrued Insurance Claims. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our underground facility locating services. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is determined with the assistance of an actuary and reflected in the consolidated financial statements as accrued insurance claims. As of July 30, 2011, the liability for accrued claims and related accrued processing costs was $49.4 million compared to $52.9 million at July 31, 2010. Based on payment patterns of similar prior claims, we expect $26.1 million of the amount accrued at July 30, 2011 to be paid within the next 12 months. We estimate the liability for claims based on facts, circumstances and historical evidence. When loss reserves are recorded they are not discounted, even though they will not be paid until sometime in the future. Factors affecting the determination of the expected cost for existing and incurred but not reported claims include, but are not limited to, the frequency of future claims, the payment pattern of claims which have been incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations. The $3.5 million decrease in accrued insurance claims at July 30, 2011 was primarily due to timing of claims payments and a reduction in loss exposures.

With regard to losses occurring in fiscal 2011 and fiscal 2012, we have retained the risk of loss of up to $1.0 million on a per occurrence basis for automobile liability, general liability and workers’ compensation. These annual retention amounts are applicable to all of the states in which we operate, except with respect to workers’ compensation insurance in three states in which the Company participates in a state sponsored insurance fund. Aggregate stop loss coverage for automobile liability, general liability and workers’ compensation claims is $37.3 million and $38.7 million for fiscal 2011 and fiscal 2012, respectively. For losses under our employee health plan occurring during fiscal 2011 and fiscal 2012, we have retained the risk of loss, on an annual basis, of $250,000 per participant.

Goodwill and Intangible Assets — As of July 30, 2011, we had $174.8 million of goodwill, $4.7 million of indefinite-lived intangible assets and $51.6 million of finite-lived intangible assets, net of accumulated amortization. As of July 31, 2010, we had $157.9 million of goodwill, $4.7 million of indefinite-lived intangible assets and $44.9 million of finite-lived intangible assets, net of accumulated amortization. The increase in goodwill and intangibles is a result of the Company’s fiscal 2011 acquisitions of Communication Services and NeoCom. See Note 7 in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. There was no goodwill impairment during fiscal 2011.

Communication Services and NeoCom were accounted for using the acquisition method of accounting and the purchase price of each company has been allocated to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. The carrying value of goodwill increased by $17.0 million and intangible assets increased by $13.5 million as a result of these acquisitions. Management determined the fair values of the identifiable intangible assets based primarily on estimated discounted future cash flows and expected royalty rates for tradenames. The purchase price paid for each of the acquired companies reflects expectations of anticipated future cash flows and exceeded the fair value of identifiable net assets. As a result, goodwill was recognized in the amount of the excess of the purchase price over the fair value of the identifiable net assets. The full amount of goodwill related to the Communication Services and NeoCom acquisitions is expected to be deductible for tax purposes.

We account for goodwill in accordance with ASC Topic 350, Intangibles—Goodwill and Other. Our reporting units and related indefinite-lived intangible assets are tested annually during the fourth fiscal quarter of each year in order to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations during the period incurred.

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

Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors resulting from the cyclical nature of our business, the high level of competition existing within our industry, the concentration of our revenues from a limited number of customers, and the level of overall economic activity. During times of economic slowdown, our customers may reduce capital expenditures and defer or cancel pending projects. Individual reporting units may be relatively more impacted by these factors than the Company as a whole. As a result, demand for the services of one or more of our reporting units could decline resulting in an impairment of goodwill or intangible assets.

We performed our annual impairment test in the fourth quarter of fiscal 2011 and there was no impairment of goodwill or the indefinite-lived intangible asset. Our estimate of the fair value of our reporting units was based on projections of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The key assumptions impacting the fair value of our reporting units during the fiscal 2011 annual impairment analysis were: (a) expected cash flow for a period of seven years; (b) terminal value based on terminal growth rates of between 1.5% and 3%; and (c) a discount rate of 13.5% which was based on our best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units. The discount rate reflects risks inherent within each reporting unit operating individually, which is greater than the risks inherent in the Company as a whole. The discount rate used in the fiscal 2011 analysis decreased compared to the rate used in our fiscal 2010 analysis as a result of reduced risk relative to industry conditions. A 100 basis point change in the discount rate would not have had a material impact on the results of the fiscal 2011 annual impairment analysis. We believe the assumptions used in the fiscal 2011 impairment analysis are consistent with the risks inherent in the business models of our reporting units and within our industry.

The fiscal 2010 analysis used the same valuation techniques described for the fiscal 2011 annual analysis. The key assumptions impacting the fair value of our reporting units during the fiscal 2010 annual impairment analysis were: (a) expected cash flow for a period of seven years; (b) terminal value based on terminal growth rates of between 1% and 3%; and (c) a discount rate of 15% which was based on our best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units. The discount rate used in the fiscal 2010 analysis decreased compared to the rate used in our fiscal 2009 interim analysis since economic conditions stabilized during 2010 reducing the risks inherent in the reporting units. We believe the assumptions used in the fiscal 2010 impairment analysis were consistent with the risks inherent in the business models of our reporting units and within our industry.

During the second quarter of fiscal 2009, our market capitalization was significantly impacted by the extreme volatility in the U.S. equity and credit markets and was below the book value of shareholders’ equity by a substantial margin. As a result, we evaluated whether the decrease in our market capitalization reflected factors that would more likely than not reduce the fair value of the reporting units below their carrying value. Based on a combination of factors, including the economic environment, the sustained period of decline in our market capitalization, and the implied valuation and discount rate assumptions in our industry, we concluded there were sufficient indicators to perform an interim impairment test of the reporting units and related intangible assets as of January 24, 2009.  As a result of this impairment test, we recognized a preliminary goodwill impairment charge of $94.4 million during the second quarter of fiscal 2009. The fiscal 2009 second quarter charge included impairments at the following reporting units: Broadband Installation Services for $14.8 million, C-2 for $9.2 million, Ervin for $15.7 million, Nichols for $2.0 million, Stevens for $2.4 million and UtiliQuest for $50.5 million. The interim impairment analysis was finalized during the third quarter of fiscal 2009 and no further charges were incurred. We performed our annual impairment test in the fourth quarter of fiscal 2009 and there was no additional impairment of goodwill or the indefinite-lived intangible asset.

The fiscal 2009 analysis used the same valuation techniques described for the fiscal 2010 annual analysis. The key assumptions impacting the fair value of our reporting units during the fiscal 2009 impairment analysis were: (a) expected cash flow for a period of seven years; (b) terminal value based on terminal growth rates of between 2% and 4%; and (c) a discount rate of 18% which was based on our best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units. The discount rate used in the fiscal 2009 analysis reflected challenging economic conditions and lower industry valuation comparisons. We believe the assumptions used in the fiscal 2009 impairment analysis were consistent with the risks inherent in the business models of our reporting units and within our industry.

For fiscal 2011, 2010 and 2009 none of the reporting units incurred operating losses which would impact our financial position in a material manner. Current operating results, including any losses, are evaluated by us in the assessment of goodwill and other intangible assets. The estimates and assumptions used in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Changes in our judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in impairments of goodwill or intangible assets at additional reporting units. For example, a change in the estimated discount rate used would have impacted the amount of the goodwill impairment charges recorded during fiscal 2009. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of our reporting units. We can provide no assurances that, if such conditions occur, they will not trigger additional impairments of goodwill and other intangible assets in future periods.

As of July 30, 2011, we believe the carrying value of our goodwill and other indefinite-lived intangible asset is recoverable; however, there can be no assurances that they will not be impaired in future periods. Certain of our reporting units also have other intangible assets including tradenames and customer relationship intangibles. As of July 30, 2011, management believes that the carrying amounts of the intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets may become impaired.

Stock-Based Compensation. Our stock-based award programs are intended to attract, retain and reward talented employees, officers and directors, and to align stockholder and employee interests. We grant stock options, time-based and performance-based restricted share units to certain employees and officers. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions, including risk-free interest rate, expected life, volatility and dividends. The fair value of restricted share units is estimated on the date of grant and is equal to the closing stock price on the date of grant. Time vesting restricted share units vest ratably over a period of four years and are settled in one share of our common stock on the vesting date. Performance vesting restricted share units vest over a three year period from the date of grant and are settled in one share of our common stock on the vesting date, if certain performance goals are achieved. In accordance with ASC Topic 718 Compensation – Stock Compensation, compensation costs for performance-based awards are recognized over the requisite service period if it is probable that the performance goal will be satisfied. We use our best judgment to determine the probability of achieving the performance goals at each reporting period and recognize compensation costs based on our estimate of the shares that are expected to vest.

Income Taxes. We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. ASC Topic 740, Income Taxes (“ASC Topic 740”) (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109) prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. ASC Topic 740 also provides guidance on derecognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosure and transition. Under ASC Topic 740, Company’s may recognize a previously unrecognized tax benefit if the tax position is effectively (as opposed to “ultimately”) settled through examination, negotiation, or litigation.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management analyzes the collectability of accounts receivable balances on a regular basis. This analysis considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of our future provision for doubtful accounts. We recognize an increase in the allowance for doubtful accounts when it is probable that a receivable is not collectable and the loss can be reasonably estimated. Any increase in the allowance account has a corresponding negative effect on our results of operations. We believe that none of our significant customers were experiencing financial difficulties which would materially impact our trade accounts receivable or allowance for doubtful accounts as of July 30, 2011.

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

Results of Operations

The Company uses a fiscal year ending on the last Saturday in July. Fiscal 2011 and 2009 each consisted of 52 weeks while fiscal 2010 consisted of 53 weeks, with its fourth quarter having 14 weeks of operations. The following table sets forth, as a percentage of revenues earned, our consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	Fiscal Year Ended
	2011		2010		2009
	(Dollars in millions)
Revenues	$1,035.9	100.0%	$988.6	100.0%	$1,106.9	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	837.1	80.8	810.1	81.9	894.9	80.8
General and administrative	94.6	9.1	98.1	9.9	98.7	8.9
Depreciation and amortization	62.5	6.0	63.6	6.4	65.4	5.9
Goodwill impairment charge	-	-	-	-	94.4	8.5
Total	994.3	96.0	971.8	98.3	1,153.5	104.2
Interest income	0.1	-	0.1	-	0.3	-
Interest expense	(16.0)	(1.5)	(14.3)	(1.4)	(14.7)	(1.3)
Loss on debt extinguishment	(8.3)	(0.8)	-	-	-	-
Other income, net	11.1	1.1	8.1	0.8	6.6	0.6
Income (loss) from continuing operations before income taxes	28.5	2.7	10.7	1.1	(54.5)	(4.9)
Provision (benefit) for income taxes	12.4	1.2	4.9	0.5	(1.4)	(0.1)
Income (loss) from continuing operations	16.1	1.6	5.8	0.6	(53.1)	(4.8)
Loss from discontinued operations, net of tax	-	-	-	-	(0.1)	-
Net income (loss)	$16.1	1.6%	$5.8	0.6%	$(53.2)	(4.8	) %

Year Ended July 30, 2011 Compared to Year Ended July 31, 2010

Revenues. As a result of our fiscal year end date, fiscal 2011 has 52 weeks compared to 53 weeks in fiscal 2010. The following table presents information regarding total revenues by type of customer for the fiscal years ended July 30, 2011 and July 31, 2010, including the additional week of operations in fiscal 2010 (totals may not add due to rounding):

	Fiscal Year Ended					%
	2011		2010		Increase	Increase
	Revenue	% of Total	Revenue	% of Total	(decrease)	(decrease)
	(Dollars in millions)
Telecommunications	$850.5	82.1%	$783.6	79.2%	$66.9	8.5%
Underground facility locating	144.7	14.0	176.3	17.8	(31.7)	(17.9)
Electric and gas utilities and other customers	$40.7	3.9	28.7	3.0	12.0	41.8
Total contract revenues	$1,035.9	100.0%	$988.6	100.0%	$47.2	4.8%

Revenues increased $47.2 million, or 4.8%, during fiscal 2011 as compared to fiscal 2010. Of this increase, $33.8 million was generated by businesses acquired during fiscal 2011.

Revenues from specialty construction services provided to telecommunications companies increased 8.5% to $850.5 million during fiscal 2011 compared to $783.6 million during fiscal 2010. Of this increase, $33.8 million was generated by businesses acquired during fiscal 2011. Additionally, we experienced a $30.0 million increase for a significant telephone customer deploying fiber within its network, a $18.5 million increase from two leading cable multiple system operators for installation, maintenance and construction services, including services to provision fiber to cellular sites, and a $9.2 million increase for another telephone customer increasing the capabilities of its networks. Other customers had net increases of $15.3 million during fiscal 2011 including the work performed for rural broadband initiatives. Partially offsetting these increases was a $22.1 million decrease from a leading cable multiple system operator for installation, maintenance and construction services. We also experienced a $17.8 million net decrease compared to the prior year for a significant telephone customer deploying fiber to its network, partially offset by work performed under new contracts with this customer.

Total revenues from underground facility locating customers during fiscal 2011 decreased 17.9% to $144.7 million compared to $176.3 million during fiscal 2010. The decrease resulted from contracts that were terminated since fiscal 2010, reflecting a planned de-emphasis of technician intensive customer contracts.

Total revenues from electric and gas utilities and other construction and maintenance customers during fiscal 2011 increased 41.8% to $40.7 million compared to $28.7 million during fiscal 2010.  The increase was primarily attributable to increases in work performed for several gas companies and electric utilities during fiscal 2011 as compared to fiscal 2010.

Costs of Earned Revenues. Costs of earned revenues increased to $837.1 million during fiscal 2011 compared to $810.1 million during 2010, which included an additional week required by our fiscal calendar. Included in costs of earned revenues for fiscal 2011 and fiscal 2010 are $0.6 million and $1.6 million, respectively, in charges recorded in connection with the settlement of legal matters. Excluding such charges, there was a $28.0 million increase in costs of earned revenues. The net increase was primarily due to higher level of operations during fiscal 2011, including the operating costs of Communication Services and NeoCom since their acquisitions during the second quarter of fiscal 2011. The primary components of the increase were a $14.9 million increase in direct materials costs, a $9.5 million increase in other direct costs, and a $3.7 million aggregate increase in direct labor and independent subcontractor costs.

Costs of earned revenues as a percentage of contract revenues decreased 1.1% for fiscal 2011 as compared to fiscal 2010. Excluding the legal settlement charges referred to above, cost of earned revenues as a percentage of contract revenues decreased 1.0% for fiscal 2011 as compared to fiscal 2010. Labor and subcontractor costs represented a lower percentage of total revenue for fiscal 2011 and decreased 2.4% compared to fiscal 2010 as a result of improved operating efficiency and the mix of work performed. Offsetting this decrease, direct materials costs increased 1.2% as a percentage of total revenue as our mix of work included a higher level of projects where we provided materials to the customer. Additionally, fuel costs increased 0.2% as a percentage of contract revenues as compared to the prior year. Other direct costs remained consistent as a percentage of revenue year over year.

General and Administrative Expenses. General and administrative expenses decreased $3.5 million to $94.6 million during fiscal 2011 as compared to $98.1 million for fiscal 2010, which included an additional week required by our fiscal calendar. The decrease in total general and administrative expenses resulted from a reduction of payroll expense and reduced legal and professional fees related to certain information technology initiatives that were completed. Partially offsetting these decreases were incremental general and administrative expenses of Communication Services and NeoCom which were acquired during the second quarter of fiscal 2011 and increased incentive pay expenses as a result of improved operating results. Stock-based compensation expense was $4.4 million during fiscal 2011 as compared to $3.4 million during fiscal 2010.

General and administrative expenses as a percentage of contract revenues were 9.1% and 9.9% for fiscal 2011 and fiscal 2010, respectively. The decrease in general and administrative expenses as a percentage of contract revenues reflects a reduction in payroll expense and legal and professional fees related to certain information technology initiatives that were completed in fiscal 2011, partially offset by increased incentive pay due to improved operating results.

Depreciation and Amortization.   Depreciation and amortization decreased to $62.5 million during fiscal 2011 from $63.6 million during fiscal 2010 and totaled 6.0% and 6.4% as a percentage of contract revenues during the current and prior year, respectively. The decreases for fiscal 2011 as compared to fiscal 2010 was primarily the result of assets becoming fully depreciated during 2011, partially offset by increased replacement activity in the second half of fiscal 2011.  These decreases were also offset by the addition of fixed assets and amortizable intangible assets related to the Communication Services and NeoCom acquisitions during the second quarter of fiscal 2011.

Interest Expense, Net. Interest expense, net was $15.9 million and $14.2 million during fiscal 2011 and fiscal 2010, respectively. The increase reflects higher debt balances outstanding during fiscal 2011. However, the overall effective interest rate on these borrowings has been reduced as a result of the fiscal 2011 issuance of our 7.125% senior subordinated notes due 2021, as described below, and the related purchase and redemption of our outstanding 8.125% senior subordinated notes due 2015.

Loss on Debt Extinguishment. On January 21, 2011, Dycom Investments, Inc., one of our subsidiaries, issued $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 (the "2021 Notes") in a private placement. A portion of the net proceeds was used to fund our purchase in January 2011 of $86.96 million aggregate principal amount of our outstanding 8.125% senior subordinated notes due 2015 (the "2015 Notes") at a price of 104.313% of the principal amount pursuant to a tender offer to purchase, for cash, any and all of the $135.35 million in aggregate principal amount of outstanding 2015 Notes, and to fund our redemption in February 2011 of the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes at a price of 104.063% of the principal amount. As a result, during fiscal 2011 we recognized debt extinguishment costs of $6.0 million comprised of tender premiums and legal and professional fees associated with the tender offer and subsequent redemption and $2.3 million for the write-off of deferred debt issuance costs.

Other Income, Net. Other income increased to $11.1 million during fiscal 2011 from $8.1 million during fiscal 2010. The fluctuations in other income were a function of the number of assets sold and prices obtained for those assets during the periods.

Income Taxes. The following table presents our income tax expense and effective income tax rate for continuing operations for fiscal years 2011 and 2010:

	Fiscal Year Ended

	2011	2010
	(Dollars in millions)
Income tax provision	$12.4	$4.9
Effective income tax rate	43.5%	45.5%

Our effective income tax rates differ from the statutory rate for the tax jurisdictions where we operate as a result of several factors. During fiscal 2011 and fiscal 2010 the provision for income taxes included the reversal of $0.2 million and $1.2 million, respectively, of certain income tax liabilities which were no longer required due to the expiration of statutes of limitation. In addition, during the first quarter of fiscal 2010 we recognized a non-cash income tax charge of $1.1 million for a valuation allowance on a deferred tax asset associated with an investment that became impaired for tax purposes. Excluding the impact of these items, the variations in our effective income tax rate for fiscal 2011 and 2010 are primarily attributable to the impact of non-deductible and non-taxable items and tax credits recognized in relation to our pre-tax results during the period. As a percentage, these tax items will generally have a greater impact on the effective income tax rate in periods of lower pre-tax results. As of July 30, 2011, we had total unrecognized tax benefits of approximately $2.1 million, which would reduce our effective tax rate during the periods recognized if it is determined that those liabilities are not required.

Net Income. Net income was $16.1 million for fiscal 2011 as compared to $5.8 million for fiscal 2010.

Year Ended July 31, 2010 Compared to Year Ended July 25, 2009

Revenues. As a result of our fiscal year end date, fiscal 2010 has 53 weeks compared to 52 weeks in fiscal 2009. The following table presents information regarding total revenues by type of customer for the fiscal years ended July 31, 2010 and July 25, 2009, including the additional week in fiscal 2010 (totals may not add due to rounding):

	Fiscal Year Ended					%
	2010		2009		Increase	Increase
	Revenue	% of Total	Revenue	% of Total	(decrease)	(decrease)
	(Dollars in millions)
Telecommunications	$783.6	79.2%	$860.0	77.7%	$(76.4)	(8.9	) %
Underground facility locating	176.3	17.8	184.5	16.7	(8.1)	(8.0)
Electric and gas utilities and other customers	28.7	3.0	62.5	5.6	(33.8)	(54.1)
Total contract revenues	$988.6	100.0%	$1,106.9	100.0%	$(118.3)	(10.7	) %

Revenues decreased $118.3 million, or 10.7%, during fiscal 2010 as compared to fiscal 2009.

Specialty construction services provided to telecommunications companies were $783.6 million during fiscal 2010 which included an additional week required by our fiscal calendar, compared to $860.0 million during fiscal 2009, a decrease of 8.9%. During fiscal 2009, we performed restoration services totaling $23.0 million related to the hurricanes that impacted the Southern United States in 2008 and related to the winter storms during the third fiscal quarter of 2009. There were minimal storm restoration services performed during fiscal 2010. We also experienced other decreases from significant customers as a result of their reductions in spending, including a $70.6 million decrease for a customer engaged in a fiber deployment project, and a $9.8 million net decrease for installation, maintenance and construction services provided to leading cable multiple system operators. Additionally, there was a $7.8 million decrease in work performed for a significant telephone customer maintaining and upgrading their network during fiscal 2010 as compared to fiscal 2009. Partially offsetting these decreases was a $27.0 million increase in services to a significant telephone customer that merged with another telephone customer in July 2009 and a $6.2 million increase for a significant telephone customer upgrading and deploying fiber to their network. Other customers had net increases of $1.6 million during fiscal 2010 as compared to fiscal 2009.

Total revenues from underground facility locating customers were $176.3 million during fiscal 2010 which included an additional week required by our fiscal calendar, compared to $184.5 million during fiscal 2009, a decrease of 4.4%. The decrease resulted from declines in customer demand levels as general economic weakness continued during fiscal 2010 resulting in a lower level of construction activity and from difficult weather conditions that impacted the third quarter of fiscal 2010. Additionally, revenue during fiscal 2009 included $0.9 million of restoration work related to the hurricanes that impacted the Southern United States.

Total revenues from electric and gas utilities and other construction and maintenance customers were $28.7 million during fiscal 2010 which included an additional week required by our fiscal calendar, compared to $62.5 million during fiscal 2009, a decrease of 54.1%.  The decrease was primarily attributable to a decline in construction work performed for gas customers, including gas pipeline projects for two customers that were completed during fiscal 2009. Additionally, during fiscal 2009 we performed $0.4 million of restoration work related to the hurricanes that impacted the Southern United States compared to none during fiscal 2010.

Costs of Earned Revenues. Costs of earned revenues were $810.1 million during fiscal 2010 which included an additional week required by our fiscal calendar, compared to $894.9 million during 2009, a decrease of $84.8 million. Included in costs of earned revenues for fiscal 2010 is a $1.6 million charge in connection with the settlement of a legal matter. Excluding such charge, there was a net $86.4 million decrease in costs of earned revenues. This decline was composed of variances in direct labor and subcontractor costs taken together, and other direct costs which decreased $76.1 million, and $13.6 million, respectively, partially offset by a $3.3 million increase in direct materials costs. The decrease in total cost of earned revenues was primarily due to lower levels of operations during fiscal 2010 as compared to fiscal 2009.

 Costs of earned revenues as a percentage of contract revenues increased 1.1% for fiscal 2010 as compared to fiscal 2009 due in part to the $1.6 million charge related to the legal settlement referred to above, or 0.2% of contract revenues. Excluding the legal settlement charge, costs of earned revenues as a percentage of contract revenues increased 0.9% for fiscal 2010 compared to fiscal 2009.  During fiscal 2010, our mix of work included a higher level of projects where we provided materials to the customer. As a result, direct materials costs increased 1.0% as a percentage of total revenue. In addition, labor and subcontractor costs represented a lower percentage of total revenue in fiscal 2010 and decreased 0.4% compared to fiscal 2009. The overall decrease in labor and subcontractor costs as a percentage of revenue was net of the impact of reduced efficiency from lower operating levels in fiscal 2010 and generally higher training costs. Fuel costs increased 0.3% as a percentage of contract revenues as compared to fiscal 2009 due to increases in the price of gasoline and diesel fuel during fiscal 2010.

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

Depreciation and Amortization.   Depreciation and amortization decreased to $63.6 million during fiscal 2010 from $65.4 million during fiscal 2009 and increased as a percentage of contract revenues to 6.4% compared to 5.9% from fiscal year 2009. The decrease in amount was primarily a result of certain assets becoming fully depreciated and certain assets being sold during fiscal 2009 and fiscal 2010. Amortization expense of intangible assets also decreased during fiscal 2010 as compared fiscal 2009 as certain assets became fully amortized.

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

Interest Expense, Net. Interest income was less than $0.1 million during fiscal 2010 as compared to $0.3 million during fiscal 2009. The decrease is the result of lower interest yield earned on cash balances during the period.

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

Other Income, Net. Other income increased to $8.1 million during fiscal 2010 from $6.6 million during fiscal 2009. During fiscal 2009, other income included a gain of $3.0 million on extinguishment of debt related to the buyback of $14.65 million principal amount of Notes during the second and third quarters of fiscal 2009.  Additionally, other income during fiscal 2009 includes a charge of $0.6 million for the write-off of deferred financing costs when we replaced the existing credit agreement during the first quarter of fiscal 2009. Excluding these items, other income increased $4.0 million as the result of a greater number of assets sold and improved pricing during fiscal 2010 as compared to fiscal 2009.

Income Taxes. The following table presents our income tax expense and effective income tax rate for continuing operations for fiscal years 2010 and 2009:

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

Liquidity and Capital Resources

Capital requirements.   Historically, our sources of cash have been operating activities, long-term debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Our working capital needs vary based on our level of operations and generally increase with higher levels of revenues. Our working capital requirements are also impacted by the time it takes us to collect our accounts receivable for work performed for customers. Cash and cash equivalents totaled $44.8 million at July 30, 2011 compared to $103.3 million at July 31, 2010.  Cash decreased for fiscal 2011 as a result of working capital changes consistent with the growth in our business, capital expenditures, cash paid for the acquisitions of Communication Services and NeoCom, and repurchases of our common stock, offset by the net proceeds from our debt refinancing described below and proceeds from the sale of assets. Working capital (total current assets less total current liabilities) was $211.8 million at July 30, 2011 compared to $225.6 million at July 31, 2010.

Capital resources are primarily used to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. We periodically borrow from and repay our revolving credit facility based on our cash requirements. Additionally, our capital requirements may increase to the extent we make acquisitions that involve consideration other than our stock, buy back our common stock or repurchase or call our senior subordinated notes. We have not paid cash dividends since 1982. Our board of directors regularly evaluates our dividend policy based on our financial condition, profitability, cash flow, capital requirements, and the outlook of our business. We currently intend to retain any earnings for use in the business, including for investment in acquisitions, and consequently we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Additionally, the indenture governing our senior subordinated notes contains covenants that restrict our ability to make certain payments, including the payment of dividends. We believe that none of our major customers were experiencing financial difficulties which would materially affect our cash flows or liquidity as of July 30, 2011.

We expect capital expenditures, net of disposals, to range from $55 million to $60 million for fiscal 2012. Our level of capital expenditures can vary depending on the customer demand for our services, the replacement cycle we select for our equipment, and overall economic growth. We intend to fund these expenditures primarily from operating cash flows, availability under our credit facility and cash on hand.

	Fiscal Year Ended
	2011	2010	2009
	(Dollars in millions)
Net cash flows:
Provided by operating activities	$43.9	$54.1	$126.6
Used in investing activities	$(85.4)	$(46.6)	$(25.4)
Used in financing activities	$(17.0)	$(8.9)	$(18.6)

Cash from operating activities. During fiscal 2011, net cash provided by operating activities was $43.9 million. Operating cash flow and net income for fiscal 2011 were reduced by our payment of $6.0 million in consent and other fees related to our repurchase of $135.35 million in aggregate principal amount of the 2015 Notes. Non-cash items during fiscal 2011 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, deferred income taxes, amortization of debt issuance costs, and the write-off of approximately $2.3 million of debt issuance costs in connection with the tender offer and subsequent redemption of the outstanding 2015 Notes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities used $47.4 million of operating cash flow during fiscal 2011. The primary working capital uses during fiscal 2011 were increases in accounts receivable of $21.7 million and increases in net costs and estimated earnings in excess of billings of $23.2 million. The increases in accounts receivable and costs and estimated earnings in excess of billings is a result of higher revenue levels during the fourth quarter, including storm restoration services. Other uses of working capital included other current and other non-current assets combined of $4.4 million, primarily for higher levels of inventory, and increases in income taxes receivable of $5.0 million as a result of the timing of federal and state income tax payments. Working capital changes that increased operating cash flow during fiscal 2011 were increases in accounts payable of $2.6 million and increases in other accrued liabilities and accrued insurance claims of $4.3 million. These increases were primarily attributable to higher operating levels and the timing of payments.

Based on average daily revenue during the applicable quarter, days sales outstanding calculated for accounts receivable, net was 42 days as of July 30, 2011 compared to 38 days of as July 31, 2010. Days sales outstanding calculated for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, were 27 days as of July 30, 2011 and 23 days as of July 31, 2010. These increases resulted from sequential growth in operations during the fourth quarter of fiscal 2011, the timing of cash receipts and from the mix of work performed compared to fiscal 2010.

During fiscal 2010, net cash provided by operating activities was $54.1 million. Non-cash items during fiscal 2010 were primarily depreciation and amortization, gain on disposal of assets, stock-based compensation, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities contributed $14.2 million of operating cash flow during fiscal 2010. Working capital changes that contributed operating cash flow during fiscal 2010 included decreases in accounts receivable and net costs and estimated earnings in excess of billings of $4.6 million and $0.8 million, respectively. Based on average daily revenue during the applicable quarter, days sales outstanding calculated for accounts receivable, net was 38 days as of July 31, 2010 compared to 39 days of as July 25, 2009. Days sales outstanding calculated for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, were 23 days as of July 31, 2010 and July 25, 2009.  The decrease in combined days sales outstanding for accounts receivable and costs and estimated earnings in excess of billings is due to overall improvement in billing and collection activities and the payment practices of our customers. Income taxes provided $3.3 million as a result of the receipt of fiscal 2009 income tax refunds.  Working capital changes that used operating cash flow during fiscal 2010 were decreases in other accrued liabilities and accrued insurance claims of $14.0 million due to a reduced level of operations. Additionally, we had decreases in accounts payable of $1.6 million due to the timing of payments. Other uses of working capital included net increases in other current and other non-current assets of $7.4 million primarily for increased levels of inventory and other prepaid assets.

During fiscal 2009, net cash provided by operating activities was $126.6 million. Non-cash items that impacted our net loss during fiscal 2009 were primarily depreciation and amortization, goodwill impairment charges, gain on disposal of assets, stock-based compensation, gain on debt extinguishment, write-off of deferred financing costs and deferred income taxes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities contributed $26.9 million of operating cash flow during fiscal 2009. The primary working capital sources during fiscal 2009 were decreases in accounts receivable and net costs and estimated earnings in excess of billings of $29.5 million and $26.8 million, respectively. These decreases relate primarily to reduced fiscal 2009 billing as a result of a decrease in revenue and the collection activity and payment patterns of our customers. Based on average daily revenue during the applicable quarter, days sales outstanding calculated for accounts receivable, net was 39 days as of July 25, 2009 compared to 41 days at July 26, 2008. Days sales outstanding calculated for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, were 23 days as of July 25, 2009 compared to 26 days at July 26, 2008.  The decrease in combined days sales outstanding for accounts receivable and costs and estimated earnings in excess of billings in fiscal 2009 as compared to fiscal 2008 was due to an overall improvement in billing and collection activities and an increased percentage of revenues from customers with faster payment patterns. We also had net increases in other current and other noncurrent assets of $1.8 million primarily as a result of a decrease in prepaid insurance and other prepaid costs. Working capital changes that used operating cash flow during fiscal 2009 included decreases in accrued insurance claims and other liabilities of $27.2 million. These decreases were primarily attributable to payments of approximately $8.6 million in connection with a wage and hour class action settlement, $1.2 million for the settlement of a legal claim at Apex, payments totaling $4.7 million for a group of accrued insurance claims, and overall decreases in other accrued liabilities due to the reduced level of operations during fiscal 2009 as compared to fiscal 2008. Additionally, there were decreases in accounts payable of $3.0 million due to the timing of the receipt and payment of invoices and an increase in income tax receivables of $1.0 million due to the timing of applicable tax payments.

Cash used in investing activities. During fiscal 2011 net cash used in investing activities was $85.4 million, including $9.0 million and $27.5 million paid in connection with the acquisitions of Communication Services and NeoCom, respectively. Capital expenditures of $61.5 million were offset in part by proceeds from the sale of assets of $12.3 million. Capital expenditures increased from fiscal 2010 primarily as a result of the replacement activity of our fleet and due to spending incurred to address new work opportunities and to increase the fuel efficiency of our fleet of vehicles. Restricted cash, primarily related to funding provisions of our insurance program, decreased approximately $0.2 million during fiscal 2011.

Net cash used in investing activities was $46.6 million for fiscal 2010.  Capital expenditures of $55.4 million were offset in part by proceeds from the sale of assets of $8.8 million, primarily vehicles and equipment.  Capital expenditures during fiscal 2010 increased from 2009 primarily as a result of the replacement activity of our assets and due to spending incurred to address new work opportunities.

During fiscal 2009 net cash used in investing was $25.4 million. Capital expenditures were $30.5 million offset in part by $5.2 million in proceeds from the sale of assets. Capital expenditures declined in fiscal 2009 compared to fiscal 2008 as we replaced fewer assets and sized our fleet of assets to reflect lower work volume. Restricted cash, primarily related to funding provisions of our insurance claims program, increased less than $0.1 million.

Cash used in financing activities. Net cash used in financing activities was $17.0 million during fiscal 2011. During fiscal 2011 we received $187.5 million in gross proceeds from the issuance of $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 and paid $5.2 million in debt issuance costs. A portion of the net proceeds from the issuance were used in January 2011 to fund the purchase of $86.96 million principal amount of our 2015 Notes pursuant to a concurrent tender offer and to fund the redemption of the remaining $48.39 million outstanding aggregate principal amount in February 2011. Additionally, we paid approximately $0.6 million in principal payments on capital leases.

During fiscal 2011 we repurchased 5,389,500 shares of our common stock for $64.5 million, at an average price of $11.98 per share, in open market transactions. Additionally, we received $1.3 million from the exercise of stock options during fiscal 2011. Further, during fiscal 2011 we withheld shares of restricted share units and paid $0.2 million to tax authorities in order to meet payroll tax withholding obligations on restricted share units that vested to certain officers and employees during those periods.

Net cash used in financing activities was $8.9 million for fiscal 2010.  During fiscal 2010, we paid $3.2 million for debt issuance costs in connection with entering into our new five-year $225.0 million Credit Agreement in June 2010. In addition, we paid $1.0 million in principal payments on capital leases. We repurchased 475,602 shares of our common stock for $4.5 million, at an average price of $9.44 per share, in open market transactions during fiscal 2010. In addition, we withheld shares of restricted share units and paid $0.3 million to tax authorities in order to meet payroll tax withholdings obligations on restricted share units that vested to certain officers and employees during those periods. Additionally, we received less than $0.1 million from the exercise of stock options and received excess tax benefits of less than $0.1 million from the vesting of restricted share units.

Net cash used in financing activities was $18.6 million for fiscal 2009. During fiscal 2009, we paid $1.8 million for debt issuance costs in connection with entering into our prior credit facility in September 2008 and we borrowed and repaid $30.0 million under the facility. In addition, we paid $2.3 million for principal amounts owed on capital leases and purchased $14.65 million principal amount of our senior subordinated notes due 2015 for $11.3 million. During fiscal 2009, we repurchased 450,000 shares of our common stock in open market transactions for $2.9 million at an average price of $6.48 per share. In addition, during fiscal 2009, we withheld shares of restricted share units and paid $0.2 million to tax authorities in order to meet payroll tax withholding obligations on restricted share units that vested to certain of our officers and employees during those periods.

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

On January 21, 2011, we issued a notice of redemption for the outstanding 2015 Notes that were not tendered pursuant to the tender offer described above. On February 21, 2011, we redeemed the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes at a redemption price of 104.063% of the principal amount, plus accrued and unpaid interest. As a result, during fiscal 2011, we recognized debt extinguishment costs of $6.0 million, comprised of tender premiums and legal and professional fees associated with the tender offer and subsequent redemption and $2.3 million for the write-off of deferred debt issuance costs.

Additionally, on January 21, 2011, we issued $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 in a private placement. A portion of the net proceeds was used to fund our purchase of the $86.96 million aggregate principal amount of 2015 Notes pursuant to the tender offer described above and to fund our redemption of the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes in February 2011. The 2021 Notes are guaranteed by certain of our subsidiaries. In March 2011, we filed a registration statement on Form S-4 with the SEC to exchange the 2021 Notes for registered notes with substantially similar terms. On July 27, 2011 we completed this exchange offer, pursuant to which all of the outstanding 2021 Notes were exchanged for registered notes with substantially similar terms.

The indenture governing the 2021 Notes contains covenants that limit, among other things, our ability, and the ability of certain of our subsidiaries, to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of our subsidiaries to pay dividends or make payments to us or our restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of our assets. As of July 30, 2011, the principal amount outstanding under the 2021 Notes was $187.5 million and we were in compliance with the covenants and conditions under the indenture governing the 2021 Notes.

On June 4, 2010, we entered into a five-year $225.0 million senior secured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement has an expiration date of June 4, 2015 and provides for maximum borrowings of $225.0 million, including a sublimit of $100.0 million for the issuance of letters of credit. Subject to certain conditions, the Credit Agreement provides for the ability to enter into one or more incremental facilities, in an aggregate amount not to exceed $75.0 million, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans. In connection with the issuance of the 2021 Notes, we entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment modified the Credit Agreement to permit the issuance of the 2021 Notes in an aggregate principal amount of up to $175.0 million, so long as the net cash proceeds of the 2021 Notes were to be used to refinance, prepay, repurchase, redeem, retire and/or defease our 2015 Notes in their entirety within sixty days of issuance of the 2021 Notes. Any remaining net cash proceeds could be used for general corporate purposes. The issuance of the portion of the 2021 Notes in excess of the $175.0 million reduced the amount of other indebtedness permitted by the Credit Agreement by $12.5 million.

In addition, the Amendment increases by $30.0 million the amount that we are permitted to use to repurchase our common stock during the period beginning January 5, 2011 through the maturity date of the Credit Agreement, subject to certain conditions.

Our obligations under the Credit Agreement are guaranteed by certain subsidiaries and secured by a pledge of (i) 100% of the equity of our material domestic subsidiaries and (ii) 100% of the non-voting equity and 65% of the voting equity of first-tier material foreign subsidiaries, if any, in each case excluding certain unrestricted subsidiaries. The Credit Agreement replaced our prior credit facility which was due to expire in September 2011.

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

The Credit Agreement contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, sale-leaseback transactions, transactions with affiliates and capital expenditures. The Credit Agreement contains financial covenants that require us to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.00, as measured on a trailing four quarter basis at the end of each fiscal quarter and (ii) maintain a consolidated interest coverage ratio of not less than 2.75 to 1.00 for fiscal quarters ending July 31, 2010 through April 28, 2012 and not less than 3.00 to 1.00 for the fiscal quarter ending July 28, 2012 and each fiscal quarter thereafter, as measured on a trailing four quarter basis at the end of each fiscal quarter. The Credit Agreement prohibits cash distributions (including dividends) on our capital stock unless, on a pro forma basis after giving effect to the distribution, we were in compliance with the financial covenants under the Credit Agreement, including having a consolidated leverage ratio of less than 2.75 to 1.00, at the end of the last fiscal quarter, and would have unrestricted cash and/or availability under the Credit Agreement of not less than $40.0 million. As of July 30, 2011 we had no outstanding borrowings and $39.9 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are issued as part of our insurance program. At July 30, 2011, we had additional borrowing availability of up to $156.9 million, as determined by the most restrictive covenants of the Credit Agreement, and we were in compliance with the financial and other covenants.

Contractual Obligations.  The following tables set forth our outstanding contractual obligations, including related party leases, as of July 30, 2011:

	Less than 1 Year	Years 1-3	Years 3 - 5	Greater than 5 Years	Total
	(Dollars in thousands)
7.125% senior subordinated notes due 2021	$-	$-	$-	$187,500	$187,500
Interest payments on debt (excluding capital leases)	13,359	26,719	26,719	60,117	126,914
Capital lease obligations (including interest and executory costs)	245	76	-	-	321
Operating lease obligations	8,851	11,850	4,860	3,225	28,786
Employment agreements	3,712	1,326	-	-	5,038
Purchase and other contractual obligations	12,354	-	-	-	12,354
Total	$38,521	$39,971	$31,579	$250,842	$360,913

Purchase and other contractual obligations in the above table primarily include vehicles and equipment ordered under contracted agreements that have not been received. Additionally, we have excluded contractual obligations under the multiemployer defined pension plan that covers certain of our employees as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of July 30, 2011.   During fiscal 2011, 2010, and 2009, our contributions to the multiemployer defined pension plan totaled approximately $3.8 million, $5.5 million, and $5.3 million, respectively.

Our consolidated balance sheet as of July 30, 2011 includes a long term liability of approximately $23.3 million for Accrued Insurance Claims.  This liability has been excluded from the above table as the timing of any cash payments is uncertain. See Note 8 of the Notes to our Consolidated Financial Statements for additional information regarding our accrued insurance claims liability.

The liability for unrecognized tax benefits for uncertain tax positions at July 30, 2011 was $2.1 million and is included in other liabilities in our consolidated balance sheet.  This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Off-Balance Sheet Arrangements.

Performance Bonds and Guarantees - We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our obligations under a contract. As of July 30, 2011, we had $103.1 million of outstanding performance and other surety contract bonds and no events have occurred in which customers have exercised their rights under any such bonds. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.

Letters of Credit - We have letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize our obligations to our insurance carriers in connection with the settlement of potential claims. As of July 30, 2011, we had $39.9 million outstanding letters of credit issued under the Credit Agreement.

Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our Credit Agreement, are sufficient to meet our financial obligations. These obligations include interest payments required on our senior subordinated notes and borrowings, working capital requirements, and the normal replacement of equipment at our current level of operations for at least the next twelve months. Our future operating results and cash flows may be affected by a number of factors including our success in bidding on future contracts and our ability to manage costs effectively. To the extent we seek to grow by acquisitions that involve consideration other than our stock, or to the extent we buy back our common stock or repurchase or call our senior subordinated notes, our capital requirements may increase. Changes in financial markets or other areas of the economy could adversely impact our ability to access the capital markets, in which case we would expect to rely on a combination of available cash and the Credit Agreement to provide short-term funding.

Although the distress in the financial markets has not significantly impacted our financial position as of July 30, 2011, management continues to monitor the financial markets and assess general economic conditions. If further changes in financial markets or other areas of the economy adversely impact our ability to access capital markets, we would expect to rely on a combination of available cash and the existing committed credit facility to provide short-term funding. We believe that our cash investment policies are conservative and we expect that the current volatility in the capital markets will not have a material impact on our cash investments.

Backlog. Our backlog consists of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under master service agreements and other long-term requirements contracts. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical experience with customers and, more generally our experience in procurements of this type. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Our estimates of a customer’s requirements during a particular future period may not prove to be accurate, particularly in light of the current economic conditions and the uncertainty those conditions may create regarding our customer’s requirements for our services.

Our backlog totaled $1.412 billion and $1.114 billion at July 30, 2011 and July 31, 2010, respectively. We expect to complete 53.4% of the July 30, 2011 backlog during fiscal 2012.

Seasonality and Quarterly Fluctuations

Our revenues are affected by seasonality as a significant portion of the work we perform is outdoors. Consequently, our operations are impacted by extended periods of inclement weather. Generally, inclement weather is more likely to occur during the winter season which falls during our second and third fiscal quarters. Also, a disproportionate percentage of total paid holidays fall within our second quarter, which decreases the number of available workdays. Additionally, our customer premise equipment installation activities for cable providers historically decrease around calendar year end holidays as their customers generally require less activity during this period. As a result, we may experience reduced revenue in the second or third quarters of our fiscal year.

In addition, we have experienced and expect to continue to experience quarterly variations in revenues and net income as a result of other factors, including:

•
our fiscal year which ends on the last Saturday in July, and as a result, fiscal 2010 consisted of 53 weeks with the fourth quarter having 14 weeks of operations, as compared to other fiscal years, such as fiscal 2011, consisting of 52 weeks with the fourth quarter having 13 weeks;

•	the timing and volume of customers’ construction and maintenance projects, including possible delays as a result of material procurement;

•	seasonal budgetary spending patterns of customers and the timing of their budget approvals;

•	the commencement or termination of master service agreements and other long-term agreements with customers;

•	costs incurred to support growth internally or through acquisitions;

•	fluctuations in results of operations caused by acquisitions;

•	fluctuations in the employer portion of payroll taxes as a result of reaching the limitation on payroll withholdings obligations;

•	changes in mix of customers, contracts, and business activities;

•	fluctuations in insurance expense due to changes in claims experience and actuarial assumptions;

•	fluctuations in stock-based compensation expense as a result of performance criteria in performance-based share awards, as well as the timing and vesting period of all stock-based awards;

•	fluctuations in incentive pay as a result of operating results;

•	fluctuations in interest expense due to levels of debt and related borrowing costs;

•	fluctuations in other income as a result of the timing and levels of capital assets sold during the period; and

•	fluctuations in income tax expense due to levels of taxable earnings and the impact of non-deductible items and tax credits.

Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

Recently Issued Accounting Pronouncements

Refer to Note 1 of Notes to the Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to interest rates on our cash and equivalents and our debt obligations. We monitor the effects of market changes on interest rates and manage interest rate risks by investing in short-term cash equivalents with market rates of interest and by maintaining a mix of fixed and variable rate debt obligations. A hypothetical 100 basis point increase in interest rates would result in an increase to annual earnings of approximately $0.4 million if our cash and equivalents held as of July 30, 2011 were to be fully invested in interest bearing financial instruments.

Our revolving credit facility permits borrowings at a variable rate of interest. We had no outstanding borrowings as of July 30, 2011. Outstanding long-term debt at July 30, 2011 included $187.5 million of our senior subordinated notes due in 2021, which bear a fixed rate of interest of 7.125%. Due to the fixed rate of interest on the notes, changes in interest rates would not have an impact on the related interest expense. The fair value of the outstanding notes totaled approximately $190.5 million as of July 30, 2011, based on quoted market prices. There exists market risk sensitivity on the fair value of the fixed rate notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the notes of approximately $6.4 million, calculated on a discounted cash flow basis.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of July 30, 2011, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and related notes and Report of Independent Registered Public Accounting Firm follow on subsequent pages of this report.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 30, 2011 AND JULY 31, 2010

	July 30,	July 31,
	2011	2010
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$44,766	$103,320
Accounts receivable, net	138,552	110,117
Costs and estimated earnings in excess of billings	90,855	66,559
Deferred tax assets, net	15,957	14,944
Income taxes receivable	8,685	3,626
Inventories	20,558	16,058
Other current assets	10,938	8,137
Total current assets	330,311	322,761

PROPERTY AND EQUIPMENT, NET	149,439	136,028
GOODWILL	174,849	157,851
INTANGIBLE ASSETS, NET	56,279	49,625
OTHER	13,877	13,291
TOTAL NON-CURRENT ASSETS	394,444	356,795
TOTAL	$724,755	$679,556

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,399	$25,881
Current portion of debt	232	47
Billings in excess of costs and estimated earnings	749	376
Accrued insurance claims	26,092	28,086
Other accrued liabilities	52,041	42,813
Total current liabilities	118,513	97,203

LONG-TERM DEBT	187,574	135,350
ACCRUED INSURANCE CLAIMS	23,344	24,844
DEFERRED TAX LIABILITIES, NET NON-CURRENT	39,923	24,159
OTHER LIABILITIES	3,550	3,445
Total liabilities	372,904	285,001

COMMITMENTS AND CONTINGENCIES, Notes 10, 11, and 18

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	-	-
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 33,487,640 and 38,656,190 issued and outstanding, respectively	11,162	12,885
Additional paid-in capital	112,991	170,209
Accumulated other comprehensive income	299	169
Retained earnings	227,399	211,292
Total stockholders' equity	351,851	394,555
TOTAL	$724,755	$679,556

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 30, 2011, JULY 31, 2010, AND JULY 25, 2009

	2011	2010	2009
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$1,035,868	$988,623	$1,106,900

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	837,119	810,064	894,885
General and administrative (including stock-based compensation expense of $4.4 million, $3.4 million, and $3.9 million, respectively)	94,622	98,140	98,732
Depreciation and amortization	62,533	63,607	65,435
Goodwill impairment charge	-	-	94,429
Total	994,274	971,811	1,153,481

Interest income	106	97	261
Interest expense	(16,017)	(14,272)	(14,743)
Loss on debt extinguishment	(8,295)	-	-
Other income, net	11,096	8,093	6,564

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	28,484	10,730	(54,499)

PROVISION (BENEFIT) FOR INCOME TAXES:

Current	(2,351)	2,960	4,796
Deferred	14,728	1,921	(6,201)

Total	12,377	4,881	(1,405)

INCOME (LOSS) FROM CONTINUING OPERATIONS	16,107	5,849	(53,094)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	-	-	(86)

NET INCOME (LOSS)	$16,107	$5,849	$(53,180)

EARNINGS (LOSS) PER COMMON SHARE - BASIC:

Income (loss) from continuing operations	$0.46	$0.15	$(1.35)
Loss from discontinued operations, net of tax	-	-	-
Net income (loss)	$0.46	$0.15	$(1.35)

EARNINGS (LOSS) PER COMMON SHARE - DILUTED:

Income (loss) from continuing operations	$0.45	$0.15	$(1.35)
Loss from discontinued operations, net of tax	-	-	-
Net income (loss)	$0.45	$0.15	$(1.35)

SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON SHARE:
Basic	35,306,900	38,931,029	39,254,813

Diluted	35,754,168	38,996,866	39,254,813

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 30, 2011, JULY 31, 2010, AND JULY 25, 2009

				Accumulated Other
	Common Stock		Additional	Comprehensive	Retained	Total
	Shares	Amount	Paid-in Capital	Income (Loss)	Earnings	Equity
	(Dollars in thousands)

Balances at July 26, 2008	39,352,020	$13,117	$172,167	$186	$258,623	$444,093
Stock options exercised	1,200	1	16	-	-	17
Tax deficit from stock option and restricted stock plans	-	-	(925)	-	-	(925)
Stock-based compensation expense	-	-	3,798	-	-	3,798
Restricted stock repurchased for tax withholdings	(33,597)	(11)	(236)	-	-	(247)
Issuance of restricted stock, net of cancellations	128,890	42	57	-	-	99
Repurchase of common stock	(450,000)	(150)	(2,765)	-	-	(2,915)
Other comprehensive loss	-	-	-	(117)	-	(117)
Net loss	-	-	-	-	(53,180)	(53,180)
Balances at July 25, 2009	38,998,513	12,999	172,112	69	205,443	390,623
Stock options exercised	4,841	2	31	-	-	33
Tax deficit from stock option and restricted stock plans	-	-	(603)	-	-	(603)
Stock-based compensation expense	-	-	3,316	-	-	3,316
Restricted stock repurchased for tax withholdings	(31,749)	(11)	(263)	-	-	(274)
Issuance of restricted stock, net of cancellations	160,187	54	(54)	-	-	-
Repurchase of common stock	(475,602)	(159)	(4,330)	-	-	(4,489)
Other comprehensive income	-	-	-	100	-	100
Net income	-	-	-	-	5,849	5,849
Balances at July 31, 2010	38,656,190	12,885	170,209	169	211,292	394,555
Stock options exercised	153,841	51	1,270	-	-	1,321
Stock-based compensation expense	-	-	4,314	-	-	4,314
Restricted stock repurchased for tax withholdings and other, net	(13,697)	(3)	(120)	-	-	(123)
Issuance of restricted stock, net of cancellations	80,806	26	69	-	-	95
Repurchase of common stock	(5,389,500)	(1,797)	(62,751)	-	-	(64,548)
Other comprehensive income	-	-	-	130	-	130
Net income	-	-	-	-	16,107	16,107
Balances at July 30, 2011	33,487,640	$11,162	$112,991	$299	$227,399	$351,851

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 30, 2011, JULY 31, 2010, AND JULY 25, 2009

	2011	2010	2009
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$16,107	$5,849	$(53,180)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,533	63,607	65,435
Bad debt (recovery) expense, net	(23)	198	317
Gain on sale of fixed assets	(10,216)	(7,677)	(3,942)
Gain on extinguishment of debt, net	-	-	(3,027)
Write-off of deferred financing costs	2,337	-	551
Deferred income tax provision (benefit)	14,728	1,921	(5,693)
Stock-based compensation	4,409	3,351	3,897
Amortization of debt issuance costs	1,295	1,114	958
Excess tax benefit from share-based awards	-	(69)	-
Goodwill impairment charge	-	-	94,429
Other	87	52	26
Change in operating assets and liabilities:
Accounts receivable, net	(21,665)	4,617	29,478
Costs and estimated earnings in excess of billings, net	(23,157)	776	26,827
Other current assets and inventory	(5,014)	(6,348)	658
Other assets	617	(1,004)	1,099
Income taxes receivable	(5,025)	3,294	(1,002)
Accounts payable	2,580	(1,557)	(2,995)
Accrued liabilities, insurance claims, and other liabilities	4,264	(13,986)	(27,200)
Net cash provided by operating activities	43,857	54,138	126,636

INVESTING ACTIVITIES:
Capital expenditures	(61,457)	(55,376)	(30,529)
Proceeds from sale of assets	12,305	8,768	5,203
Cash paid for acquisitions	(36,451)	-	-
Changes in restricted cash	225	-	(60)
Net cash used in investing activities	(85,378)	(46,608)	(25,386)

FINANCING ACTIVITIES:
Proceeds from issuance of 7.125% senior subordinated notes due 2021	187,500	-	-
Proceeds from borrowings on revolving credit agreement	-	-	30,000
Purchase of 8.125% senior subordinated notes due 2015	(135,350)	-	(11,292)
Principal payments on revolving credit agreement and capital lease obligations	(582)	(1,023)	(32,337)
Debt issuance costs	(5,177)	(3,233)	(1,837)
Repurchases of common stock	(64,548)	(4,489)	(2,915)
Exercise of stock options and other	1,321	33	17
Restricted stock tax withholdings	(197)	(274)	(247)
Excess tax benefit from share-based awards	-	69	-
Net cash used in financing activities	(17,033)	(8,917)	(18,611)

Net (decrease) increase in cash and equivalents	(58,554)	(1,387)	82,639

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	103,320	104,707	22,068

CASH AND EQUIVALENTS AT END OF PERIOD	$44,766	$103,320	$104,707

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$17,296	$13,131	$14,562
Income taxes	$3,481	$6,208	$6,896

Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$10,173	$885	$4,060

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

On November 19, 2010, the Company acquired certain assets and assumed certain liabilities of Communication Services, Inc. (“Communication Services”). On December 23, 2010, the Company acquired the outstanding common stock of NeoCom Solutions, Inc. (“NeoCom”). The operating results of the businesses acquired by the Company are included in the accompanying consolidated financial statements from their respective acquisition dates. See Note 3 for further discussion on these acquisitions.

Accounting Period – The Company uses a fiscal year ending on the last Saturday in July. Fiscal 2011 and 2009 each consisted of 52 weeks while fiscal 2010 consisted of 53 weeks, with its fourth quarter having 14 weeks of operations.

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

Application of the percentage of completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. This estimation process is based on the knowledge and experience of the Company’s project managers and financial personnel. Factors that the Company considers in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in changes to costs and income and their effects are recognized in the period in which the revisions are determined. At the time a loss on a contract becomes known, the amount of the estimated loss expected to be incurred is accrued.

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

Restricted Cash — As of July 30, 2011 and July 31, 2010, the Company had approximately $4.7 million and $4.9 million, respectively, in restricted cash which is held as collateral in support of the Company’s insurance obligations. Restricted cash is included in other current assets and other assets in the consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the consolidated statements of cash flows.

Inventories — Inventories consist primarily of materials and supplies used in the Company’s business and are carried at the lower of cost (first-in, first out) or market (net realizable value).

Property and Equipment — Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives range from: buildings — 15-35 years; leasehold improvements — the lesser of the term of the respective lease or the estimated useful life of the improvements; new vehicles — 3- 7 years; used vehicles — 1-7 years; new equipment and machinery — 2-10 years; used equipment and machinery — 1-10 years; furniture, fixtures, computer equipment and capitalized software — 1-10 years; electronics and instrumentation — 1-5 years. Amortization of capital lease assets is included in depreciation expense. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income. Capitalized software is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 350-40, Internal Use Software. Capitalized software consists primarily of costs to purchase and develop internal-use software and is generally amortized over a three year period as a component of depreciation expense. Property and equipment included internally developed capitalized computer software gross cost and net book value of $8.0 million and $5.8 million, respectively, as of July 30, 2011 and gross cost and net book value of $6.8 million and $6.3 million, respectively as of July 31, 2010.

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

In accordance with ASC Topic 360, Impairment or Disposal of Long-Lived Assets , the Company reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. An impairment loss is measured by comparing the fair value of the asset to its carrying value. If the Company determines the fair value of an asset is less than the carrying value, an impairment loss is incurred. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations during the period incurred.

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

Accrued Insurance Claims — The Company retains the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with the Company’s underground facility locating services. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is determined with the assistance of an actuary and reflected in the consolidated financial statements as accrued insurance claims. The liability for accrued claims and related accrued processing costs was $49.4 million and $52.9 million at July 30, 2011 and July 31, 2010, respectively, and included incurred but not reported losses of approximately $22.7 million and $26.3 million, respectively. Based on payment patterns of similar prior claims, the Company expects $26.1 million of the amount accrued at July 30, 2011 to be paid within the next 12 months.

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

Income Taxes — The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. ASC Topic 740, Income Taxes (“ASC Topic 740”)   (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 ) prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. ASC Topic 740 also provides guidance on derecognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosure and transition. Under ASC Topic 740, companies may recognize a previously unrecognized tax benefit if the tax position is effectively (as opposed to “ultimately”) settled through examination, negotiation, or litigation.

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

Stock-Based Compensation — The Company’s stock-based award programs are intended to attract, retain and reward talented employees, officers and directors, and to align stockholder and employee interests. The Company grants stock options, time-based and performance-based restricted share units to certain employees and officers. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions. The fair value of restricted share units is estimated on the date of grant and is equal to the closing stock price on the date of grant. Time vesting restricted share units vest ratably over a period of four years and are settled in one share of the Company’s common stock on the vesting date. Performance vesting restricted share units vest over a three year period from the date of grant, if certain performance goals are achieved. In accordance with ASC Topic 718, Compensation – Stock Compensation, compensation costs for performance-based awards are recognized by the Company over the requisite service period if it is probable that the performance goal will be satisfied. The Company uses its best judgment to determine probability of achieving the performance goals at each reporting period and recognizes compensation costs based on the estimate of the shares that are expected to vest.

Comprehensive Income (Loss) – During fiscal 2011, 2010 and 2009, the Company did not have any material changes in its equity resulting from non-owner sources. Accordingly, comprehensive income (loss) approximated the net income (loss) amounts presented for the respective period’s operations.

Fair Value of Financial Instruments — FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), defines fair value, establishes a measurement framework and expands disclosure requirements. ASC Topic 820 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories: (1) Level 1 - Quoted market prices in active markets for identical assets or liabilities; (2) Level 2 - Observable market based inputs or unobservable inputs that are corroborated by market data; and (3) Level 3 - Unobservable inputs not corroborated by market data which require the reporting entity’s own assumptions. The Company’s financial instruments consist primarily of cash and equivalents, restricted cash, accounts and other receivables, income taxes receivable and payable, accounts payable and certain accrued expenses, and long-term debt. The carrying amounts of these instruments approximate their fair value due to the short maturity of these items, except for the Company’s outstanding 2021 Notes. The Company determined that the fair value of the 2021 Notes at July 30, 2011 was $190.5 million based on quoted market prices, which reflect Level 1 inputs, as compared to a carrying value of $187.5 million. During fiscal 2011 and 2010, the Company had no non-recurring fair value measurements of assets or liabilities subsequent to their initial recognition.

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

Segment Information — The Company operates in one reportable segment as a specialty contractor, providing engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. All of the Company’s operating segments have been aggregated into one reporting segment due to their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. The Company’s services are provided by its various subsidiaries throughout the United States and, on a limited basis, in Canada. One of the Company’s operating segments earned revenues from contracts in Canada of approximately $7.4 million, $6.3 million and $3.9 million during fiscal 2011, 2010 and 2009, respectively. The Company had no material long-lived assets in the Canadian operations at July 30, 2011 or July 31, 2010.

Recently Issued Accounting Pronouncements

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”). ASU 2011-04 amended ASC 820, Fair Value Measurements and Disclosures, to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. This update changes the wording used to describe many of the requirements in GAAP for measuring fair value and disclosing information about fair value measurements; clarifies the FASB’s intent about the application of existing fair value measurement requirements; and changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments in ASU 2011-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 is effective retrospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

2. Computation of Earnings Per Common Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computation as required by ASC Topic 260, Earnings Per Share.
	Fiscal Year Ended
	2011	2010	2009
	(Dollars in thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$16,107	$5,849	$(53,094)
Loss from discontinued operations, net of tax	-	-	(86)
Net income (loss)	$16,107	$5,849	$(53,180)

Denominator:
Basic
Weighted-average number of common shares - Basic	35,306,900	38,931,029	39,254,813
Diluted
Weighted-average number of common shares - Basic	35,306,900	38,931,029	39,254,813
Potential common stock arising from stock options, and unvested restricted share units	447,268	65,837	-
Weighted-average number of common shares - Diluted	35,754,168	38,996,866	39,254,813

Antidilutive weighted shares excluded from the calculation of earnings (loss) per common share	2,071,254	2,647,975	3,305,164

EARNINGS (LOSS) PER COMMON SHARE - BASIC:

Income (loss) from continuing operations	$0.46	$0.15	$(1.35)
Loss from discontinued operations, net of tax	-	-	-
Net income (loss)	$0.46	$0.15	$(1.35)

EARNINGS (LOSS) PER COMMON SHARE - DILUTED:

Income (loss) from continuing operations	$0.45	$0.15	$(1.35)
Loss from discontinued operations, net of tax	-	-	-
Net income (loss)	$0.45	$0.15	$(1.35)

For fiscal 2009, all common stock equivalents related to stock options and unvested restricted share units were excluded from the diluted loss per share calculation as their effect would have been anti-dilutive due to the Company’s net loss for the period.

3. Acquisitions

On November 19, 2010, the Company acquired certain assets and assumed certain liabilities of Communication Services, a provider of outside plant construction services to telecommunications companies in the Southeastern and south central United States. The anticipated benefits of this acquisition include incremental growth opportunities with existing customers and geographic expansion. The purchase price for Communication Services was $9.0 million paid from cash on hand and the assumption of approximately $0.9 million in capital lease obligations. Approximately $0.9 million of the purchase price has been placed in escrow until November 19, 2012 and will be used to satisfy indemnification obligations of the sellers that may arise.

On December 23, 2010, the Company acquired NeoCom, based in Woodstock, Georgia. NeoCom provides services to construct, install, optimize and maintain wireless communication facilities in the Southeastern United States. The anticipated benefits of this acquisition include incremental growth opportunities with new and existing customers, including wireless service providers. The purchase price for NeoCom was $27.5 million paid from cash on hand. Approximately $2.8 million of the purchase price has been placed in escrow until June 23, 2012 and will be used to satisfy indemnification obligations of the seller that may arise.

The Communication Services and NeoCom acquisitions were not material to the Company.

4. Accounts Receivable

Accounts receivable consists of the following:

	2011	2010
	(Dollars in thousands)
Contract billings	$136,371	$109,537
Retainage and other receivables	2,549	1,139
Total	138,920	110,676
Less: allowance for doubtful accounts	368	559
Accounts receivable, net	$138,552	$110,117

As of July 30, 2011, the Company expected to collect all retainage balances above within the next twelve months.

The allowance for doubtful accounts changed as follows:

	Fiscal Year Ended
	July 30, 2011	July 31, 2010
	(Dollars in thousands)
Allowance for doubtful accounts at beginning of period	$559	$808
Bad debt (recovery) expense, net	(23)	198
Amounts charged against the allowance	(168)	(447)
Allowance for doubtful accounts at end of period	$368	$559

5. Costs and Estimated Earnings on Contracts in Excess of Billings

Costs and estimated earnings in excess of billings, net, consists of the following:

	2011	2010
	(Dollars in thousands)
Costs incurred on contracts in progress	$71,685	$52,601
Estimated to date earnings	19,170	13,958
Total costs and estimated earnings	90,855	66,559
Less: billings to date	749	376
	$90,106	$66,183

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$90,855	$66,559
Billings in excess of costs and estimated earnings	(749)	(376)
	$90,106	$66,183

The above amounts include revenue for services from contracts based both on the units-of-delivery and the cost-to-cost measures of the percentage of completion method.

6. Property and Equipment

Property and equipment, including amounts for assets subject to capital leases, consists of the following:

	2011	2010
	(Dollars in thousands)
Land	$3,165	$3,165
Buildings	11,707	11,630
Leasehold improvements	4,554	4,540
Vehicles	216,648	203,420
Computer hardware and software	54,998	52,506
Office furniture and equipment	5,477	5,397
Equipment and machinery	127,412	119,285
Total	423,961	399,943
Less: accumulated depreciation	(274,522)	(263,915)
Property and equipment, net	$149,439	$136,028

Depreciation expense and repairs and maintenance, including amounts for assets subject to capital leases, were as follows:
	Fiscal Year Ended
	2011	2010	2009
	(Dollars in thousands)
Depreciation expense	$55,727	$57,177	$58,630
Repairs and maintenance expense	$15,130	$14,634	$15,924

7. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the fiscal years ended July 30, 2011, July 31, 2010 and July 25, 2009 are as follows:

			Fiscal 2011 Changes
	As of July 25, 2009	As of July 31, 2010	Impairment Losses	Other*	As of July 30, 2011
	(Dollars in thousands)
Goodwill	$353,618	$353,618	$-	$16,998	$370,616
Accumulated impairment losses	(195,767)	(195,767)	-	-	$(195,767)
	$157,851	$157,851	$-	$16,998	$174,849
*During fiscal 2011, increases in goodwill related to the acquisitions of Communication Services and NeoCom as discussed further below.

The Company’s intangible assets consist of the following:

	2011	2010
	(Dollars in thousands)
Intangible Assets:
Carrying amount:
Customer relationships	$89,145	$76,095
UtiliQuest tradename	4,700	4,700
Tradenames	2,860	2,600
Non-compete agreements	150	-
	96,855	83,395
Accumulated amortization:
Customer relationships	39,601	33,020
Tradenames	957	750
Non-compete agreements	18	-
Net Intangible Assets	$56,279	$49,625

During the second quarter of fiscal 2011, the Company acquired Communication Services and NeoCom (see Note 3). The Company accounted for these acquisitions using the acquisition method of accounting and the purchase price has been allocated on a preliminary basis to the tangible and intangible assets acquired and the liabilities assumed based on estimated fair values. Management determined the fair values of the identifiable intangible assets based primarily on estimated discounted future cash flows and expected royalty rates for trademarks and tradenames. The purchase price paid for each of the acquired companies reflects expectations of anticipated future cash flows and exceeded the fair value of identifiable net assets. As a result, goodwill was recognized in the amount of the excess of the purchase price over the fair value of the identifiable net assets. The carrying value of goodwill increased by $17.0 million and intangible assets increased by $13.5 million as a result of these acquisitions. The full amount of goodwill related to the Communication Services and NeoCom acquisitions is expected to be deductible for tax purposes.

Amortization expense for finite-lived intangible assets for fiscal years 2011, 2010 and 2009 was $6.8 million, $6.4 million and $6.8 million, respectively. The remaining weighted average amortization period for all intangible assets as of July 30, 2011 is 10.3 years, while the remaining weighted average amortization periods for customer relationships, tradenames, and non-compete agreements are 10.3 years, 9.1 years, and 4.4 years, respectively. The customer relationships of Communication Services and NeoCom have an estimated useful life of 15 years. Amortization of the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Estimated amortization expense for fiscal 2012 through fiscal 2016 and thereafter for amortizing intangibles is as follows (dollars in thousands):

2012	$6,509
2013	$6,363
2014	$6,019
2015	$6,005
2016	$5,560
Thereafter	$21,123

The Company’s goodwill resides in multiple reporting units. The profitability of individual reporting units may periodically suffer from downturns in customer demand and other factors resulting from the cyclical nature of the Company’s business, the high level of competition existing within the Company’s industry, the concentration of the Company’s revenues from a limited number of customers, and the level of overall economic activity. During times of economic slowdown, the Company’s customers may reduce capital expenditures and defer or cancel pending projects. Individual reporting units may be relatively more impacted by these factors than the Company as a whole. As a result, demand for the services of one or more of the Company’s reporting units could decline resulting in an impairment of goodwill or intangible assets.

The Company performed its annual impairment test in the fourth quarter of fiscal 2011 and there was no impairment of goodwill or the indefinite-lived intangible asset. The Company’s estimate of the fair value of its reporting units was based on projections of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The key assumptions impacting the fair value of the Company’s reporting units during the fiscal 2011 annual impairment analysis were: (a) expected cash flow for a period of seven years; (b) terminal value based on terminal growth rates of between 1.5% and 3%; and (c) a discount rate of 13.5% which was based on the Company’s best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units. The discount rate reflects risks inherent within each reporting unit operating individually, which is greater than the risks inherent in the Company as a whole. The discount rate used in the fiscal 2011 analysis decreased compared to the rate used in the fiscal 2010 analysis as a result of reduced risk relative to industry conditions and a lower interest rate environment. The Company believes the assumptions used in the fiscal 2011 impairment analysis are consistent with the risks inherent in the business models of its reporting units and within its industry.

The fiscal 2010 analysis used the same valuation techniques described for the fiscal 2011 annual analysis. The key assumptions impacting the fair value of the Company’s reporting units during the fiscal 2010 annual impairment analysis were: (a) expected cash flow for a period of seven years; (b) terminal value based on terminal growth rates of between 1% and 3%; and (c) a discount rate of 15% which was based on the Company’s best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units. The discount rate used in the fiscal 2010 analysis decreased compared to the rate used in the fiscal 2009 interim analysis since economic conditions stabilized during 2010 reducing the risks inherent in the reporting units. The Company believes the assumptions used in the fiscal 2010 impairment analysis were consistent with the risks inherent in the business models of its reporting units and within its industry.

During the second quarter of fiscal 2009, the Company’s market capitalization was significantly impacted by the extreme volatility in the U.S. equity and credit markets and was below the book value of shareholders’ equity by a substantial margin. As a result, the Company evaluated whether the decrease in its market capitalization reflected factors that would more likely than not reduce the fair value of the reporting units below their carrying value. Based on a combination of factors, including the economic environment, the sustained period of decline in its market capitalization, and the implied valuation and discount rate assumptions in its industry, the Company concluded there were sufficient indicators to perform an interim impairment test of the reporting units and related intangible assets as of January 24, 2009.  As a result of this impairment test, the Company recognized a preliminary goodwill impairment charge of $94.4 million during the second quarter of fiscal 2009. The fiscal 2009 second quarter charge included impairments at the following reporting units: Broadband Installation Services for $14.8 million, C-2 for $9.2 million, Ervin for $15.7 million, Nichols for $2.0 million, Stevens for $2.4 million and UtiliQuest for $50.5 million. The interim impairment analysis was finalized during the third quarter of fiscal 2009 and no further charges were incurred. The Company performed its annual impairment test in the fourth quarter of fiscal 2009 and there was no additional impairment of goodwill or the indefinite-lived intangible asset.

The fiscal 2009 analysis used the same valuation techniques described for the fiscal 2010 annual analysis. The key assumptions impacting the fair value of the Company’s reporting units during the fiscal 2009 impairment analysis were: (a) expected cash flow for a period of seven years; (b) terminal value based on terminal growth rates of between 2% and 4%; and (c) a discount rate of 18% which was based on the Company’s best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units. The discount rate used in the fiscal 2009 analysis reflected challenging economic conditions and lower industry valuation comparisons. The Company believes the assumptions used in the fiscal 2009 impairment analysis were consistent with the risks inherent in the business models of its reporting units and within its industry.

For fiscal 2009, 2010 and 2011 none of the reporting units incurred operating losses which would impact the Company’s financial position in a material manner. Current operating results, including any losses, are evaluated by the Company in the assessment of goodwill and other intangible assets. The estimates and assumptions used in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Changes in judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in impairments of goodwill or intangible assets at additional reporting units. For example, a change in the estimated discount rate used would have impacted the amount of the goodwill impairment charges recorded during fiscal 2009. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of the Company’s reporting units. The Company can provide no assurances that, if such conditions occur, they will not trigger additional impairments of goodwill and other intangible assets in future periods.

As of July 30, 2011, the Company believes the carrying value of its goodwill and other indefinite-lived intangible asset is recoverable; however, there can be no assurances that they will not be impaired in future periods. Certain of the Company’s reporting units also have other intangible assets including customer relationship, tradenames, and non-compete intangibles. As of July 30, 2011, management believes that the carrying amounts of the intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets may become impaired.

8. Accrued Insurance Claims

The Company retains the risk of loss, up to certain limits, for claims relating to automobile liability, general liability (including locate damages), workers’ compensation, and employee group health. With regard to losses occurring in fiscal 2011 and 2012, the Company has retained the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability and workers’ compensation. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in three states in which the Company participates in a state sponsored insurance fund. Aggregate stop loss coverage for automobile liability, general liability and workers’ compensation claims is $37.3 million for fiscal 2011 and $38.7 million for fiscal 2012. For losses under the Company's employee health plan, the Company is party to a stop-loss agreement under which it retains the risk of loss, on an annual basis, of the first $250,000 of claims per participant.

Accrued insurance claims consist of the following:
	2011	2010
	(Dollars in thousands)
Amounts expected to be paid within one year:
Accrued auto, general liability and workers' compensation	$16,708	$15,596
Accrued employee group health	2,728	3,894
Accrued damage claims	6,656	8,596
	26,092	28,086
Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers' compensation	20,539	21,174
Accrued damage claims	2,805	3,670
	23,344	24,844
Total accrued insurance claims	$49,436	$52,930

9. Other Accrued Liabilities

Other accrued liabilities consist of the following:
	2011	2010
	(Dollars in thousands)
Accrued payroll and related taxes	$18,959	$18,930
Accrued employee benefit and incentive plan costs	9,683	5,595
Accrued construction costs	11,743	7,892
Accrued interest and related bank fees	703	3,347
Other	10,953	7,049
Total other accrued liabilities	$52,041	$42,813

10. Debt

The Company’s outstanding indebtedness consists of the following:

	2011	2010
	(Dollars in thousands)
7.125% senior subordinated notes due 2021	$187,500	$-
8.125% senior subordinated notes due 2015	-	135,350
Capital leases	306	47
	187,806	135,397
Less: current portion	232	47
Long-term debt	$187,574	$135,350

On January 6, 2011, Dycom Investments, Inc. (“Issuer”), a subsidiary of the Company, announced a tender offer to purchase, for cash, any and all of the $135.35 million in aggregate principal amount of outstanding 2015 Notes. Concurrently with the tender offer, the Issuer solicited consents to eliminate certain covenants in, and amend certain provisions of, the indenture governing the 2015 Notes. On January 21, 2011, the Issuer accepted tenders for $86.96 million in aggregate principal amount of outstanding 2015 Notes in connection with the early acceptance date of the tender offer, with the holders of the accepted 2015 Notes receiving total consideration of $1,043.13 per $1,000 principal amount of 2015 Notes tendered (which included a $20 consent payment per $1,000 principal amount of 2015 Notes tendered). The total cash payment to purchase the tendered 2015 Notes, including accrued and unpaid interest, was approximately $92.6 million, which was funded from the net proceeds of the sale of the 2021 Notes described below. The tender offer expired on February 3, 2011. No additional 2015 Notes were tendered after January 20, 2011.

On January 21, 2011, the Issuer issued a notice of redemption for its outstanding 2015 Notes that were not tendered pursuant to the tender offer described above. On February 21, 2011, the Issuer redeemed the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes at a redemption price of 104.063% of the principal amount, plus accrued and unpaid interest. As a result, during fiscal 2011, the Company recognized debt extinguishment costs of $6.0 million, comprised of tender premiums and legal and professional fees associated with the tender offer and subsequent redemption and $2.3 million for the write-off of deferred debt issuance costs.

Additionally, on January 21, 2011, the Issuer issued $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 in a private placement. A portion of the net proceeds was used to fund the Company’s purchase of the $86.96 million aggregate principal amount of 2015 Notes pursuant to the tender offer described above and to fund its redemption of the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes in February 2011. The 2021 Notes are guaranteed by certain subsidiaries of the Company as further discussed in Note 20. In March 2011, the Company filed a registration statement on Form S-4 with the SEC to exchange the 2021 Notes for registered notes with substantially similar terms. On July 27, 2011, the Company completed this exchange offer, pursuant to which all of the outstanding 2021 Notes were exchanged for registered notes with substantially similar terms.

The indenture governing the 2021 Notes contains covenants that limit, among other things, the ability of the Company and its subsidiaries, to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of the Company’s subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of its assets. As of July 30, 2011, the principal amount outstanding under the 2021 Notes was $187.5 million.

On June 4, 2010, the Company entered into a five-year $225.0 million senior secured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement has an expiration date of June 4, 2015 and provides for maximum borrowings of $225.0 million, including a sublimit of $100.0 million for the issuance of letters of credit. Subject to certain conditions, the Credit Agreement provides for the ability to enter into one or more incremental facilities, in an aggregate amount not to exceed $75.0 million, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans. In connection with the issuance of the 2021 Notes, the Company entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment modified the Credit Agreement to permit the issuance of the 2021 Notes in an aggregate principal amount of up to $175.0 million, so long as the net cash proceeds of the 2021 Notes were to be used to refinance, prepay, repurchase, redeem, retire and/or defease the Company’s 2015 Notes in their entirety within sixty days of issuance of the 2021 Notes. Any remaining net cash proceeds could be used for general corporate purposes. The issuance of the portion of the 2021 Notes in excess of the $175.0 million reduced the amount of other indebtedness permitted by the Credit Agreement by $12.5 million.

In addition, the Amendment increases by $30.0 million the amount that the Company is permitted to use to repurchase the Company’s common stock during the period beginning January 5, 2011 through the maturity date of the Credit Agreement, subject to certain conditions.

The Company’s obligations under the Credit Agreement are guaranteed by certain subsidiaries and secured by a pledge of (i) 100% of the equity of the Company’s material domestic subsidiaries and (ii) 100% of the non-voting equity and 65% of the voting equity of first-tier material foreign subsidiaries, if any, in each case excluding certain unrestricted subsidiaries. The Credit Agreement replaced the Company’s prior credit facility which was due to expire in September 2011.

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

The Credit Agreement contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, sale-leaseback transactions, transactions with affiliates and capital expenditures. The Credit Agreement contains financial covenants that require the Company to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.00, as measured on a trailing four quarter basis at the end of each fiscal quarter and (ii) maintain a consolidated interest coverage ratio of not less than 2.75 to 1.00 for fiscal quarters ending July 31, 2010 through April 28, 2012 and not less than 3.00 to 1.00 for the fiscal quarter ending July 28, 2012 and each fiscal quarter thereafter, as measured on a trailing four quarter basis at the end of each fiscal quarter. As of July 30, 2011 the Company had no outstanding borrowings and $39.9 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are issued as part of the Company’s insurance program. At July 30, 2011, the Company was in compliance with the financial covenants and had additional borrowing availability of up to $156.9 million, as determined by the most restrictive covenants of the Credit Agreement.

The Company has $0.3 million in capital lease obligations it assumed in connection with the November 2010 acquisition of Communication Services as of July 30, 2011. The capital leases include obligations for certain vehicles and equipment and expire at various dates in 2012.

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

During fiscal 2011, 2010 and 2009, the provision for income taxes included the reversal of $0.2 million, $1.2 million and $1.5 million, respectively, of certain income tax liabilities which were no longer required due to the expiration of statutes of limitation. As of July 30, 2011, the Company has total unrecognized tax benefits of $2.1 million which would reduce the Company’s effective tax rate during future periods if it is subsequently determined that those liabilities are not required. The Company has approximately $0.5 million for the payment of interest and penalties accrued at July 30, 2011. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. During 2011, the Company recognized less than $0.1 million of interest benefit in the accompanying consolidated statements of operations, compared to $0.1 million and $0.3 million of interest benefit, net during fiscal 2010 and fiscal 2009, respectively. Included in interest benefit, net were reversals of less than $0.1 million in fiscal 2011, $0.3 million in fiscal 2010, and $0.5 million in fiscal 2009, for liabilities that were no longer required due to the expiration of statutes of limitation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

	Fiscal Year Ended
	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$1,977	$2,897	$4,204
Additions based on tax positions related to the fiscal year	226	231	229
Additions based on tax positions related to prior years	36	74	21
Settlements with taxing authorities	-	-	(106)
Reductions related to the expiration of statutes of limitation	(185)	(1,225)	(1,451)
Balance at end of year	$2,054	$1,977	$2,897

The amount of unrecognized tax benefits, net of tax, which, if recognized, would impact the effective tax rate was $1.4 million as of each of July 30, 2011 and July 31, 2010.

The Company files income tax returns in the U.S. federal jurisdiction, multiple state jurisdictions and in Canada. With limited exceptions, the Company is no longer subject to U.S. federal and most state and local income tax examinations for years ended 2007 and prior. Management believes its provision for income taxes is adequate; however, any material assessment could adversely affect the Company’s results of operations, cash flows and liquidity. Measurement of certain aspects of the Company’s tax positions are based on interpretations of tax regulations, federal and state case law and the applicable statutes.

The components of the provision (benefit) for income taxes for continuing operations are as follows:
	Fiscal Year Ended
	2011	2010	2009
	(Dollars in thousands)
Current:
Federal	$(3,116)	$2,429	$3,869
State	765	531	927
	(2,351)	2,960	4,796
Deferred:
Federal	14,375	1,895	(4,866)
Foreign	107	(40)	250
State	246	66	(1,585)
	14,728	1,921	(6,201)
Total tax provision (benefit)	$12,377	$4,881	$(1,405)

Substantially all of the Company’s pre-tax income (loss) is from operations in the United States. There were immaterial amounts of pre-tax income (loss) related to foreign operations for fiscal 2011, 2010, and 2009. The benefit for income taxes for discontinued operations in fiscal 2009 was $0.1 million. There was no provision (benefit) for income taxes for discontinued operations in fiscal 2011 or fiscal 2010.

The deferred tax provision (benefit) represents the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The significant components of deferred tax assets and liabilities are comprised of the following:
	2011	2010
	(Dollars in thousands)
Deferred tax assets:
Insurance and other reserves	$23,396	$23,698
Allowance for doubtful accounts and reserves	708	575
Net operating loss carryforwards	6,907	-
Other	4,333	3,784
Gross deferred tax assets	35,344	28,057
Valuation allowance	(2,097)	(1,845)
Deferred tax assets, net of valuation allowance	$33,247	$26,212
Deferred tax liabilities:
Property and equipment	$35,935	$16,990
Goodwill and intangibles	20,592	17,751
Other	686	686
Deferred tax liabilities	$57,213	$35,427

Net deferred tax liabilities	$(23,966)	$(9,215)

As of July 30, 2011, the Company had federal net operating loss carryforwards, the tax effect of which is approximately $5.6 million, which begin to expire in fiscal 2030. In addition, the Company had state net operating loss carryforwards, which generally begin to expire in fiscal 2022. The valuation allowance reduces the deferred tax asset balances to the amount that the Company has determined is more likely than not to be realized. The valuation allowance includes $1.1 million related to an investment that became impaired during the first quarter of fiscal 2010 described above.  The remaining valuation allowance was deemed necessary as the Company’s ability to benefit from several state deferred tax assets for net operating loss carryforwards is uncertain.

The difference between the total tax provision and the amount computed by applying the statutory federal income tax rates to pre-tax income (loss) from continuing operations is as follows:

	Fiscal Year Ended
	2011	2010	2009
	(Dollars in thousands)
Statutory rate applied to pre-tax income	$9,970	$3,756	$(19,074)
State taxes, net of federal tax benefit	659	388	(428)
Write-down of goodwill, with no tax benefit	-	-	17,645
Non-deductible and non-taxable items	1,517	1,064	1,009
Change in accruals for uncertain tax positions	53	(823)	(1,006)
Valuation allowance of deferred tax asset	-	1,090	-
Other items, net	178	(594)	449
Total tax provision (benefit)	$12,377	$4,881	$(1,405)

12. Other Income, Net

The components of other income, net, are as follows:

	Fiscal Year Ended
	2011	2010	2009
	(Dollars in thousands)
Gain on sale of fixed assets	$10,216	$7,677	$3,942
Miscellaneous income	880	416	146
Gain on extinguishment of debt, net	-	-	3,027
Write-off of deferred financing costs	-	-	(551)
Total other income, net	$11,096	$8,093	$6,564

The Company purchased $14.65 million principal amount of its 8.125% senior subordinated notes due 2015 for $11.3 million during fiscal 2009. After the write-off of associated debt issuance costs, the net gain reported as other income was $3.0 million for fiscal 2009.

13. Employee Benefit Plans

The Company sponsors a defined contribution plan that provides retirement benefits to eligible employees that elect to participate. Under the plan, participating employees may defer up to 15% of their base pre-tax compensation. The Company contributes 30% of the first 5% of base compensation that a participant contributes to the plan. The Company’s contributions were $1.0 million, $1.2 million, and $1.3 million in fiscal 2011, 2010 and 2009, respectively.

A subsidiary acquired in fiscal 2007 participates in a multiemployer defined benefit pension plan that covers certain of its employees. The subsidiary makes periodic contributions to the plan to meet the benefit obligations. During fiscal 2011, 2010, and 2009, the subsidiary contributed approximately $3.8 million, $5.5 million, and $5.3 million, respectively, to the plan. In certain circumstances, the Company may be liable, upon termination or withdrawal from the plan, for a proportionate share of the plan's underfunded vested liability.  The Company has no intention of terminating its defined contribution plan or withdrawing from its multiemployer defined benefit pension plan or taking any other action that could result in an effective termination or reportable event for any of the plans. The Company is not aware of any occurrences that could result in the termination of any plans to which it contributes.

14. Capital Stock

On February 23, 2010, the Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock in open market or private transactions through August 2011. On each of September 29, 2010, November 22, 2010, and May 25, 2011 the Board of Directors increased the amount authorized for repurchases by $20.0 million and extended the repurchase date for 18 months.

The Company has made the following repurchases under the share repurchase authorization set forth above:

		Total
		Consideration
Three Months	Number of Shares	(Dollars in	Average Price
Ending	Repurchased	thousands)	Per Share
April 24, 2010	475,602	$4,489	$9.44
October 30, 2010	3,239,900	$31,036	$9.58
January 29, 2011	291,500	$3,203	$10.99
April 30, 2011	1,278,100	$21,252	$16.63
July 30, 2011	580,000	$9,057	$15.62

All shares repurchased have been subsequently cancelled. As of July 30, 2011, approximately $10.9 million remained authorized for repurchases through November 2012.

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

The following table lists the number of shares available and outstanding under each plan as of July 30, 2011, including restricted performance share units that will be issued under outstanding awards if certain performance goals are met:
			Unvested
			Restricted
		Outstanding	Share	Shares
	Plan	Stock	Units	Available for
	Expiration	Options	Outstanding	Grant
2001 Directors Stock Option Plan	Expired	54,501	-	-
1998 Incentive Stock Option Plan	Expired	618,192	-	-
2003 Plan	2013	3,031,208	343,667	1,396,503
2007 Directors Plan*	2017	175,654	21,204	268,223
		3,879,555	364,871	1,664,726
*For the 2007 Directors Plan, the Company's shareholders increased the number of shares available by 250,000 during fiscal 2011.

     The following tables summarize the stock-based awards outstanding at July 30, 2011:
			Weighted
			Average
	Shares	Weighted	Remaining	Aggregate
	Subject to	Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value
			(In years)	(In thousands)
Options outstanding	3,879,555	$15.91	6.4	$18,298
Options exercisable*	1,857,802	$21.51	4.0	$5,538
_____________
* Options exercisable reflect the approximate amount of options expected to vest after giving effect to estimated forfeitures at an insignificant rate.

			Weighted
		Weighted	Average	Aggregate
	Restricted	Average	Remaining	Intrinsic
	Share Units	Grant Price	Vesting Period	Value
			(In years)	(In thousands)
Unvested time vesting share units	215,319	$11.56	2.7	$3,669
Unvested performance vesting share units	149,552	$10.49	0.8	$2,548

The unvested time vesting share units reflect the approximate amount of units expected to vest after giving effect to estimated forfeitures.  The Performance RSUs in the above table represent the maximum number of awards which may vest under the outstanding grants assuming that all performance criteria are met. Approximately 66,000 Performance RSUs outstanding as of July 30, 2011 will be cancelled during fiscal 2012 related to fiscal 2011 performance criteria not being met.

The aggregate intrinsic value for stock options and restricted share units in the preceding tables are based on the Company’s closing stock price of $17.04 on July 29, 2011. These amounts represent the total intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date, before any applicable taxes. The total intrinsic value of stock options exercised was $1.1 million for fiscal 2011 and less than $0.1 million for each of fiscal 2010 and fiscal 2009.  The Company received cash from the exercise of stock options of $1.3 million in fiscal 2011 and less than $0.1 million during both fiscal 2010 and 2009.  During fiscal 2011, 2010, and 2009, the total fair value of restricted share units vested was $1.1 million, $1.5 million, and $1.0 million, respectively.

The following table summarizes the stock-based awards activity during fiscal 2011:
	Stock Options		RSUs		Performance RSUs
	Shares	Weighted Average Exercise Price	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price
Outstanding as of July 31, 2010	3,519,383	$18.53	190,101	$10.95	300,090	$19.29
Granted	930,150	$13.90	104,954	$13.60	69,720	$10.60
Options Exercised/Share Units Vested	(153,841)	$8.59	(79,053)	$12.67	-	$-
Forfeited or cancelled	(416,137)	$36.33	(683)	$24.71	(220,258)	$22.51
Outstanding as of July 30, 2011	3,879,555	$15.91	215,319	$11.56	149,552	$10.49

Exercisable options as of July 30, 2011	1,857,802	$21.51

During fiscal 2011, the Company granted stock options and time-based and performance-based restricted share units to certain of its employees and officers. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions including: expected volatility based on the historical price of the Company’s stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on the Company’s history and expectation of dividend payments. The fair value of restricted share units is estimated on the date of grant and is generally equal to the closing stock price of the Company on the date of grant. The following table summarizes the average fair value of stock options and restricted share units granted during fiscal 2011, 2010, and 2009.
	Fiscal Year Ended
	2011	2010	2009
Weighted average fair value of restricted share units granted	$12.40	$9.78	$7.60
Weighted average fair value of stock options granted	$8.15	$5.06	$3.73
Stock option assumptions:
Risk-free interest rate	2.3%	2.7%	2.3%
Expected life (years)	6.8	6.8	6.6
Expected volatility	58.6%	58.4%	55.4%
Expected dividends	-	-	-

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

Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the consolidated statements of operations. The compensation expense and the related tax benefit recognized related to stock options and restricted share units for fiscal 2011, 2010, and 2009 is as follows:

	For the Year Ended
	2011	2010	2009
	(Dollars in thousands)
Stock-based compensation expense	$4,409	$3,351	$3,897
Tax benefit recognized	$(1,284)	$(806)	$(1,338)

During fiscal 2011, 2010, and 2009, the Company realized a tax benefit from share-based awards of approximately $0.7 million , $0.6 million, and $0.4 million, respectively.

The Company evaluates compensation expense quarterly and recognizes expense for performance based awards only if management determines it is probable that the performance criteria for the awards will be met. The total amount of expense ultimately recognized is based on the number of awards that actually vest. The performance criteria of certain of the stock-based awards were not fully achieved for fiscal 2011, 2010 and 2009 performance periods and, as a result, stock-based compensation expense was reduced for these awards. Accordingly, the amount of compensation expense recognized during any fiscal year may not be representative of future stock-based compensation expense.

Under the Plans, the maximum total unrecognized compensation expense and weighted-average period over which the expense would be recognized subsequent to July 30, 2011 is shown below. For performance based awards, the unrecognized compensation cost is based on the maximum amount of restricted share units that can be earned under outstanding awards. If the performance goals are not met, no compensation expense will be recognized for these share units and compensation expense previously recognized will be reversed.

	Unrecognized Compensation Expense	Weighted-Average Period
	(In thousands)	(In years)
Stock options	$10,284	2.9
Unvested RSUs	$1,901	2.7
Unvested Performance RSUs	$751	0.8

APIC Pool - The Company records a deferred tax asset, or future tax benefit, based on the amount of compensation expense recognized in the financial statements for stock-based awards. Additionally, the Company realizes an income tax benefit from the exercise and vesting of certain equity awards.  Upon exercise or vesting of these awards, the deferred tax assets are reversed and the difference between the deferred tax assets and the realized income tax benefit creates a tax excess or shortfall that increases or decreases the additional paid-in capital pool (“APIC Pool”).   If the APIC Pool is reduced to zero, additional shortfalls are treated as a current tax expense. As of July 30, 2011, the Company’s APIC Pool was zero. During fiscal 2011, the Company recognized $0.1 million in income tax expense from tax shortfalls in its Consolidated Statements of Operations and there were no excess tax benefits.

16. Related Party Transactions

The Company leases administrative offices from entities related to officers of the Company’s subsidiaries. The total expense under these arrangements for each of fiscal 2011, 2010, and 2009 was $1.4 million, $1.3 million, and $1.0 million, respectively. The remaining future minimum lease commitments under these arrangements is approximately $1.1 million in each of fiscal 2012, 2013 and 2014. There are no significant lease commitments under these arrangements thereafter. There was a minimal amount paid in independent subcontracting services to entities related to officers of certain of the Company’s subsidiaries in fiscal 2010 and 2009.

17. Concentration of Credit Risk

The Company is subject to concentrations of credit risk relating primarily to its cash and equivalents, trade accounts receivable and costs and estimated earnings in excess of billings. The Company grants credit under normal payment terms, generally without collateral, to its customers. These customers primarily consist of telephone companies, cable television multiple system operators, and electric and gas utilities. With respect to a portion of the services provided to these customers, the Company has certain statutory lien rights which may in certain circumstances enhance the Company’s collection efforts. Adverse changes in overall business and economic factors may impact the Company’s customers and increase credit risks. These risks may be heightened as a result of the current economic weakness and market volatility. In the past, some of the Company’s customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose the Company to increased risks related to the collectability of amounts due for services performed.

The Company’s customer base is highly concentrated, with the current top five customers for fiscal 2011 accounting for approximately 62%, 64% and 64% of its total revenues in fiscal 2011, 2010, and 2009, respectively. AT&T Inc. (“AT&T”), Comcast Corporation (“Comcast”), CenturyLink, Inc. (“CenturyLink”), and Verizon Communications, Inc. (“Verizon”) represent a significant portion of the Company’s customer base and were over 10% or more of total revenue during fiscal 2011, 2010 or 2009 as reflected in the following table:

	Fiscal Year Ended
	2011	2010	2009
AT&T	21.1%	20.4%	18.2%
Comcast	14.3%	14.3%	14.9%
CenturyLink*	10.8%	11.6%	9.3%
Verizon	8.9%	11.5%	16.5%

The Company believes that none of its significant customers were experiencing financial difficulties which would materially impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of July 30, 2011. Customers representing 10% or more of combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings during fiscal 2011 or 2010 had the following outstanding balances and the related percentage of the Company’s total outstanding balances:

	July 30, 2011		July 31, 2010
	Amount	% of Total	Amount	% of Total
		(Dollars in millions)
CenturyLink*	$41.4	18.0%	$28.4	16.0%
AT&T	$29.2	12.7%	$30.9	17.4%
Verizon	$26.4	11.5%	$22.4	12.7%
Comcast	$22.5	9.8%	$19.6	11.1%

*For comparison purposes, amounts from CenturyTel, Inc. and Embarq Corporation have been combined for periods prior to their July 2009 merger. Additionally, amounts from CenturyTel, Inc. and Qwest Communications International, Inc. have been combined for periods prior to their April 2011 merger.

18. Commitments and Contingencies

On October 20, 2010, Prince Telecom, LLC (“Prince”), a wholly-owned subsidiary of the Company, was named as a defendant in a lawsuit in the U.S. District Court for the District of Oregon.  The plaintiffs, three former employees of Prince, alleged various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs sought to certify as a class current and former employees of Prince who worked in the State of Oregon.  On October 15, 2010, the plaintiffs’ attorneys and Prince entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  On May 18, 2011, the Court entered an Order approving the settlement and dismissed the action with prejudice subject to final administration of the terms of the settlement.   During the first quarter of fiscal 2011, the Company recorded approximately $0.5 million in other accrued liabilities with respect to the settlement, which was paid in June 2011.

On May 13, 2011, a proposed settlement was reached with respect to the Company’s other two outstanding wage and hour class action lawsuits described below. In connection with an agreement to settle the two lawsuits entered into by the Company, Prince, Cavo Broadband Communications, LLC, Broadband Express, LLC (“BBX”) and the plaintiffs’ attorneys, the Company recorded $0.6 million in other accrued liabilities during the third quarter of fiscal 2011. The first of the two lawsuits, which commenced on June 17, 2010, was brought by a former employee of Prince against Prince, the Company and certain unnamed U.S. affiliates of Prince and the Company (the “Affiliates”) in the United States District Court for the Southern District of New York. The lawsuit alleged that Prince, the Company and the Affiliates violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiff sought unspecified damages and other relief on behalf of himself and a putative class of similarly situated current and former employees of Prince, the Company and/or the Affiliates.  The second of the lawsuits, which commenced on September 10, 2010, was brought by two former employees of BBX against BBX in the United States District Court for the Southern District of Florida. The lawsuit alleged that BBX violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiffs sought unspecified damages and other relief on behalf of themselves and a putative class of similarly situated current and former employees of BBX.  On August 12, 2011, the United States District Court for the Southern District of New York issued an Order approving the consolidation of the two lawsuits and approving the terms of the settlement.

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

The Company and its subsidiaries have operating leases covering office facilities, vehicles, and equipment that have original noncancelable terms in excess of one year. Certain of these leases contain renewal provisions and generally require the Company to pay insurance, maintenance, and other operating expenses. Total expense incurred under these operating lease agreements, excluding the transactions with related parties, as further discussed in Note 16, for fiscal 2011, 2010, and 2009 was $9.4 million, $10.1 million, and $9.7 million, respectively. The Company also incurred rental expense of approximately $6.7 million, $6.0 million, and $9.9 million, respectively, related to facilities, vehicles, and equipment which are being leased under original terms that are less than one year. The future minimum obligation during each fiscal year through fiscal 2016 and thereafter under the leases with noncancelable terms, excluding transactions with related parties, in excess of one year is as follows (dollars in thousands):

Future Minimum
Lease Payments
2012	$7,797
2013	6,015
2014	3,796
2015	2,736
2016	2,115
Thereafter	3,189
Total	$25,648

Performance Bonds and Guarantees

The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of July 30, 2011, the Company had $103.1 million of outstanding performance and other surety contract bonds and no events have occurred in which the customers have exercised their rights under the bonds.

The Company has periodically guaranteed certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.

Letters of Credit

The Company has letters of credit issued under its Credit Agreement as part of its insurance program. These letters of credit collateralize the Company’s obligations to its insurance carriers in connection with the settlement of potential claims.  As of July 30, 2011, the Company had $39.9 million outstanding letters of credit issued under the Credit Agreement.

19. Quarterly Financial Data (Unaudited)

In the opinion of management, the following unaudited quarterly data for fiscal 2011 and 2010 reflect all adjustments (consisting of normal recurring accruals), which are necessary to present a fair presentation of amounts shown for such periods. The earnings (loss) per common share calculation for each quarter is based on the weighted average shares of common stock outstanding plus the dilutive effect of stock options and restricted share units, if any.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (1)
Fiscal 2011 (2):	(Dollars in thousands, except per share amounts)
Revenues	$261,584	$218,203	$252,363	$303,719
Costs of earned revenues, excluding depreciation and amortization	$209,322	$181,621	$207,045	$239,132
Gross profit	$52,262	$36,582	$45,318	$64,587
Net income (loss)	$6,747	$(5,094)	$1,489	$12,965
Earnings (loss) per common share - Basic:	$0.18	$(0.14)	$0.04	$0.38
Earnings (loss) per common share - Diluted:	$0.18	$(0.14)	$0.04	$0.38

Fiscal 2010 (3):
Revenues	$259,116	$216,331	$231,636	$281,541
Costs of earned revenues, excluding depreciation and amortization	$209,971	$180,936	$191,333	$227,823
Gross profit	$49,145	$35,395	$40,303	$53,718
Net income (loss)	$3,523	$(3,965)	$1,648	$4,643
Earnings (loss) per common share - Basic:	$0.09	$(0.10)	$0.04	$0.12
Earnings (loss) per common share - Diluted:	$0.09	$(0.10)	$0.04	$0.12

The sum of the quarterly results may not equal the reported annual amounts due to rounding.

(1)	The Company uses a fiscal year ending on the last Saturday in July. Fiscal 2011 consisted of 52 weeks while fiscal 2010 consisted of 53 weeks, with its fourth quarter having 14 weeks of operations.

(2)
The quarterly financial data includes the results of Communication Services (acquired November 2010) and NeoCom (acquired December 2010) since their acquisitions during the second quarter of fiscal 2011. Additionally, during the second and third quarters of fiscal 2011, the Company recognized debt extinguishment costs of $4.0 million and $2.0 million, respectively, comprised of tender premiums and legal and professional fees and $1.7 million and $0.6 million, respectively, for the write-off of deferred debt issuance costs related to the tender offer to purchase its $135.35 million in aggregate principal amount of outstanding 8.125% senior subordinated notes due 2015 (the “2015 Notes”) and redemption thereof. See Note 10 for further information. Further, during the third quarter of fiscal 2011, the Company incurred $0.6 million in charges related to the settlement of a legal matter.

(3)
During the first quarter of fiscal 2010, the Company incurred a $2.0 million charge related to the settlement of a legal matter. Additionally, during the first quarter of fiscal 2010 the Company recognized a non-cash income tax charge of $1.1 million for a valuation allowance on a deferred tax asset associated with an investment that became impaired for tax purposes.

20. Supplemental Consolidating Financial Statements

As of July 30, 2011, the outstanding aggregate principal amount of the Company’s 2021 Notes was $187.5 million. The 2021 Notes were issued by Dycom Investments, Inc. (the “Issuer”) in fiscal 2011 as further discussed in Note 10. The following consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent”) on a parent only basis, (ii) the Issuer, (iii) the guarantor subsidiaries for the Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. Intercompany charges (income) between the Parent and subsidiaries are recognized in the consolidating financial statements during the period incurred and the settlement of intercompany balances is reflected in the consolidating statement of cash flows based on the nature of the underlying transactions.

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JULY 30, 2011

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$-	$-	$44,608	$158	$-	$44,766
Accounts receivable, net	-	-	136,168	2,384	-	138,552
Costs and estimated earnings in excess of billings	-	-	89,120	1,735	-	90,855
Deferred tax assets, net	1,458	-	14,596	168	(265)	15,957
Income taxes receivable	8,685	-	-	-	-	8,685
Inventories	-	-	20,488	70	-	20,558
Other current assets	2,492	9	7,505	932	-	10,938
Total current assets	12,635	9	312,485	5,447	(265)	330,311

PROPERTY AND EQUIPMENT, NET	8,880	-	119,722	21,399	(562)	149,439
GOODWILL	-	-	174,849	-	-	174,849
INTANGIBLE ASSETS, NET	-	-	56,279	-	-	56,279
DEFERRED TAX ASSETS, NET NON-CURRENT	-	54	8,067	179	(8,300)	-
INVESTMENT IN SUBSIDIARIES	695,073	1,373,992	-	-	(2,069,065)	-
INTERCOMPANY RECEIVABLES	-	-	859,629	-	(859,629)	-
OTHER	6,924	4,745	1,907	301	-	13,877
TOTAL NON-CURRENT ASSETS	710,877	1,378,791	1,220,453	21,879	(2,937,556)	394,444
TOTAL	$723,512	$1,378,800	$1,532,938	$27,326	$(2,937,821)	$724,755

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$159	$-	$38,847	$393	$-	$39,399
Current portion of debt	-	-	232	-	-	232
Billings in excess of costs and estimated earnings	-	-	749	-	-	749
Accrued insurance claims	606	-	25,413	73	-	26,092
Deferred tax liabilities	-	193	4	68	(265)	-
Other accrued liabilities	5,651	1,106	43,340	1,944	-	52,041
Total current liabilities	6,416	1,299	108,585	2,478	(265)	118,513

LONG-TERM DEBT	-	187,500	74	-	-	187,574
ACCRUED INSURANCE CLAIMS	716	-	22,569	59	-	23,344
DEFERRED TAX LIABILITIES, NET NON-CURRENT	737	-	45,123	2,363	(8,300)	39,923
INTERCOMPANY PAYABLES	361,067	494,928	-	3,646	(859,641)	-
OTHER LIABILITIES	2,725	-	820	5	-	3,550
Total liabilities	371,661	683,727	177,171	8,551	(868,206)	372,904
Total stockholders' equity	351,851	695,073	1,355,767	18,775	(2,069,615)	351,851
TOTAL	$723,512	$1,378,800	$1,532,938	$27,326	$(2,937,821)	$724,755

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JULY 31, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$-	$-	$102,858	$462	$-	103,320
Accounts receivable, net	-	-	109,141	976	-	110,117
Costs and estimated earnings in excess of billings	-	-	66,180	379	-	66,559
Deferred tax assets, net	1,056	-	13,959	67	(138)	14,944
Income taxes receivable	3,626	-	-	-	-	3,626
Inventories	-	-	15,958	100	-	16,058
Other current assets	2,395	9	4,761	972	-	8,137
Total current assets	7,077	9	312,857	2,956	(138)	322,761

PROPERTY AND EQUIPMENT, NET	10,379	-	106,069	20,165	(585)	136,028
GOODWILL	-	-	157,851	-	-	157,851
INTANGIBLE ASSETS, NET	-	-	49,625	-	-	49,625
DEFERRED TAX ASSETS, NET NON-CURRENT	-	-	13,267	-	(13,267)	-
INVESTMENT IN SUBSIDIARIES	678,966	1,256,518	-	-	(1,935,484)	-
INTERCOMPANY RECEIVABLES	-	-	744,064	-	(744,064)	-
OTHER	7,461	2,527	2,812	491	-	13,291
TOTAL NON-CURRENT ASSETS	696,806	1,259,045	1,073,688	20,656	(2,693,400)	356,795
TOTAL	$703,883	$1,259,054	$1,386,545	$23,612	$(2,693,538)	$679,556

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$137	$-	$25,548	$196	$-	$25,881
Current portion of debt	-	-	47	-	-	47
Billings in excess of costs and estimated earnings	-	-	376	-	-	376
Accrued insurance claims	615	-	27,395	76	-	28,086
Deferred tax liabilities	-	138	-	-	(138)	-
Other accrued liabilities	3,317	3,255	34,565	1,676	-	42,813
Total current liabilities	4,069	3,393	87,931	1,948	(138)	97,203

LONG-TERM DEBT	-	135,350	-	-	-	135,350
ACCRUED INSURANCE CLAIMS	739	-	24,046	59	-	24,844
DEFERRED TAX LIABILITIES, NET NON-CURRENT	1,059	333	32,938	3,096	(13,267)	24,159
INTERCOMPANY PAYABLES	300,875	441,012	-	2,189	(744,076)	-
OTHER LIABILITIES	2,586	-	853	6	-	3,445
Total liabilities	309,328	580,088	145,768	7,298	(757,481)	285,001
Total stockholders' equity	394,555	678,966	1,240,777	16,314	(1,936,057)	394,555
TOTAL	$703,883	$1,259,054	$1,386,545	$23,612	$(2,693,538)	$679,556

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED JULY 30, 2011

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$1,025,484	$10,384	$-	$1,035,868

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	827,980	9,139	-	837,119
General and administrative	23,520	648	62,174	8,280	-	94,622
Depreciation and amortization	3,192	-	54,232	5,156	(47)	62,533
Intercompany charges (income), net	(29,852)	-	29,437	415	-	-
Total	(3,140)	648	973,823	22,990	(47)	994,274

Interest income	-	-	106	-	-	106
Interest expense	(3,140)	(12,852)	(25)	-	-	(16,017)
Loss on debt extinguishment	-	(8,295)	-	-	-	(8,295)
Other income, net	-	-	10,845	251	-	11,096

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	-	(21,795)	62,587	(12,355)	47	28,484

PROVISION (BENEFIT) FOR INCOME TAXES	-	(9,430)	27,142	(5,335)	-	12,377

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	-	(12,365)	35,445	(7,020)	47	16,107

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	-	-	-	-	-	-

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	-	(12,365)	35,445	(7,020)	47	16,107

EQUITY IN EARNINGS OF SUBSIDIARIES	16,107	28,472	-	-	(44,579)	-

NET INCOME (LOSS)	$16,107	$16,107	$35,445	$(7,020)	$(44,532)	$16,107

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED JULY 31, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$980,082	$8,541	$-	$988,623

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	802,203	7,861	-	810,064
General and administrative	21,659	457	65,058	10,966	-	98,140
Depreciation and amortization	3,293	-	56,368	3,991	(45)	63,607
Intercompany charges (income), net	(27,589)	-	27,026	563	-	-
Total	(2,637)	457	950,655	23,381	(45)	971,811

Interest income	11	-	86	-	-	97
Interest expense	(2,648)	(11,558)	(66)	-	-	(14,272)
Other income, net	-	-	8,007	86	-	8,093

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	-	(12,015)	37,454	(14,754)	45	10,730

PROVISION (BENEFIT) FOR INCOME TAXES	1,092	(5,493)	16,027	(6,745)	-	4,881

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	(1,092)	(6,522)	21,427	(8,009)	45	5,849

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	-	-	-	-	-	-

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	(1,092)	(6,522)	21,427	(8,009)	45	5,849

EQUITY IN EARNINGS OF SUBSIDIARIES	6,941	13,463	-	-	(20,404)	-

NET INCOME (LOSS)	$5,849	$6,941	$21,427	$(8,009)	$(20,359)	$5,849

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED JULY 25, 2009

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$1,101,192	$5,708	$-	$1,106,900

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	888,821	6,256	(192)	894,885
General and administrative	24,045	493	65,855	8,339	-	98,732
Depreciation and amortization	2,703	-	60,301	2,463	(32)	65,435
Goodwill impairment charge	-	-	94,429	-	-	94,429
Intercompany charges (income), net	(30,014)	(23)	29,579	177	281	-
Total	(3,266)	470	1,138,985	17,235	57	1,153,481

Interest income	35	-	225	1	-	261
Interest expense	(2,734)	(11,874)	(135)	-	-	(14,743)
Other income, net	(567)	3,027	4,071	33	-	6,564

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN LOSSES OF SUBSIDIARIES	-	(9,317)	(33,632)	(11,493)	(57)	(54,499)

PROVISION (BENEFIT) FOR INCOME TAXES	-	(3,732)	6,932	(4,605)	-	(1,405)

LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN LOSSES OF SUBSIDIARIES	-	(5,585)	(40,564)	(6,888)	(57)	(53,094)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	-	-	(86)	-	-	(86)

LOSS BEFORE EQUITY IN LOSSES OF SUBSIDIARIES	-	(5,585)	(40,650)	(6,888)	(57)	(53,180)

EQUITY IN LOSSES OF SUBSIDIARIES	(53,180)	(47,595)	-	-	100,775	-

NET LOSS	$(53,180)	$(53,180)	$(40,650)	$(6,888)	$100,718	$(53,180)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED JULY 30, 2011

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$7,979	$(12,343)	$53,611	$(5,390)	$-	$43,857

Cash flows from investing activities:
Capital expenditures	(1,746)	-	(53,346)	(6,365)	-	(61,457)
Proceeds from sale of assets	-	-	11,645	660	-	12,305
Cash paid for acquisitions	-	(27,500)	(8,951)	-	-	(36,451)
Changes in restricted cash	25	-	200	-	-	225
Capital contributions to subsidiaries	-	(52,492)	-	-	52,492	-
Net used in investing activities	(1,721)	(79,992)	(50,452)	(5,705)	52,492	(85,378)

Cash flows from financing activities:
Proceeds from issuance of 7.125% senior subordinated notes due 2021	-	187,500	-	-	-	187,500
Purchase of 8.125% senior subordinated notes due 2015	-	(135,350)	-	-	-	(135,350)
Principal payments on revolving credit agreement and capital lease obligations	-	-	(582)	-	-	(582)
Debt issuance costs	(456)	(4,721)	-	-	-	(5,177)
Repurchases of common stock	(64,548)	-	-	-	-	(64,548)
Exercise of stock options and other	1,321	-	-	-	-	1,321
Restricted stock tax withholdings	(197)	-	-	-	-	(197)
Intercompany funding	57,622	44,906	(60,827)	10,791	(52,492)	-
Net cash provided by (used in) financing activities	(6,258)	92,335	(61,409)	10,791	(52,492)	(17,033)

Net decrease in cash and equivalents	-	-	(58,250)	(304)	-	(58,554)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-	102,858	462	-	103,320

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$-	$44,608	$158	$-	$44,766

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED JULY 31, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$1,412	$(6,025)	$62,857	$(4,106)	$-	$54,138

Cash flows from investing activities:
Capital expenditures	(3,191)	-	(47,248)	(4,937)	-	(55,376)
Proceeds from sale of assets	-	-	8,617	151	-	8,768
Capital contributions to subsidiaries	-	(26,615)	-	-	26,615	-
Net used in investing activities	(3,191)	(26,615)	(38,631)	(4,786)	26,615	(46,608)

Cash flows from financing activities:
Principal payments on long-term debt	-	-	(1,023)	-	-	(1,023)
Debt issuance costs	(3,233)	-	-	-	-	(3,233)
Repurchases of common stock	(4,489)	-	-	-	-	(4,489)
Restricted stock tax withholdings	(274)	-	-	-	-	(274)
Exercise of stock options and other	33	-	-	-	-	33
Intercompany funding	9,673	32,640	(24,927)	9,229	(26,615)	-
Excess tax benefit from share-based awards	69	-	-	-	-	69
Net cash provided by (used in) financing activities	1,779	32,640	(25,950)	9,229	(26,615)	(8,917)

Net increase (decrease) in cash and equivalents	-	-	(1,724)	337	-	(1,387)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-	104,582	125	-	104,707

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$-	$102,858	$462	$-	$103,320

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED JULY 25, 2009

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$6,368	$(8,093)	$131,922	$(3,495)	$(66)	$126,636

Cash flows from investing activities (1):
Changes in restricted cash	(233)	-	173	-	-	(60)
Capital expenditures	(4,637)	-	(18,583)	(7,309)	-	(30,529)
Proceeds from sale of assets	-	-	5,182	21	-	5,203
Capital contributions to subsidiaries	-	(5,310)	-	-	5,310	-
Net cash used in investing activities	(4,870)	(5,310)	(13,228)	(7,288)	5,310	(25,386)

Cash flows from financing activities:
Proceeds from long-term debt	30,000	-	-	-	-	30,000
Principal payments on long-term debt	(30,000)	-	(2,337)	-	-	(32,337)
Purchase of senior subordinated notes	-	(11,292)	-	-	-	(11,292)
Debt issuance costs	(1,837)	-	-	-	-	(1,837)
Repurchases of common stock	(2,915)	-	-	-	-	(2,915)
Restricted stock tax withholdings	(247)	-	-	-	-	(247)
Exercise of stock options and other	17	-	-	-	-	17
Intercompany funding	3,484	24,695	(33,343)	10,408	(5,244)	-
Net cash provided (used in) by financing activities	(1,498)	13,403	(35,680)	10,408	(5,244)	(18,611)

Net increase (decrease) in cash and equivalents	-	-	83,014	(375)	-	82,639

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-	21,568	500	-	22,068

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$-	$104,582	$125	$-	$104,707

(1) During fiscal 2009, the Issuer made non-cash capital contributions totaling $30.8 million to the subsidiary guarantors.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dycom Industries, Inc.
Palm Beach Gardens, Florida

We have audited the accompanying consolidated balance sheets of Dycom Industries, Inc. and subsidiaries (the "Company") as of July 30, 2011 and July 31, 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dycom Industries, Inc. and subsidiaries as of July 30, 2011 and July 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended July 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 30, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 2, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
September 2, 2011

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There have been no changes in or disagreements with accountants on accounting and financial disclosures within the meaning of Item 304 of Regulation S-K.

Item 9A . Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 30, 2011, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 30, 2011, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In making our assessment of changes in internal control over financial reporting as of July 30, 2011, we have excluded NeoCom Solutions, Inc. (“NeoCom”), which we acquired on December 23, 2010. NeoCom’s operations represent approximately 4.1% and 0.2% of our total assets and total liabilities at July 30, 2011, respectively, and approximately 1.3% of our total contract revenues for the year ended July 30, 2011.

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

In accordance with the SEC’s published guidance, our assessment of internal control over financial reporting excludes NeoCom, which we acquired on December 23, 2010. NeoCom’s operations represent approximately 4.1% and 0.2% of our total assets and total liabilities at July 30, 2011, respectively, and approximately 1.3% of our total contract revenues for the year ended July 30, 2011.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 30, 2011.

The effectiveness of the Company’s internal control over financial reporting as of July 30, 2011 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm. Their report, which is set forth in Part II, Item 9 of this Annual Report on Form 10-K, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of July 30, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dycom Industries, Inc.
Palm Beach Gardens, Florida

We have audited the internal control over financial reporting of Dycom Industries, Inc. and subsidiaries (the "Company") as of July 30, 2011, based on criteria established in Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at NeoCom Solutions, Inc., which was acquired on December 23, 2010 and whose financial statements constitute 4.1% and 0.2% of total assets and total liabilities, respectively, and 1.3% of total contract revenues of the consolidated financial statement amounts as of and for the year ended July 30, 2011. Accordingly, our audit did not include the internal control over financial reporting at NeoCom Solutions, Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 30, 2011 of the Company and our report dated September 2, 2011 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
September 2, 2011

Item 9B. Other Information .

None.

PART III

Item 10 . Directors, Executive Officers and Corporate Governance.

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

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers which is a code of ethics as that term is defined in Item 406(b) of Regulation S-K and which applies to its Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. The Code of Ethics for Senior Financial Officers is available on the Company’s Internet website at www.dycomind.com. If the Company makes any substantive amendments to, or a waiver from, provisions of the Code of Ethics for Senior Financial Officers, it will disclose the nature of such amendment, or waiver, on its website or in a report on Form 8-K. Information on the Company’s website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.

Item 11 . Executive Compensation.

The information required by Item 11 regarding executive compensation is included under the headings “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12 . Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning the ownership of certain of the Registrant’s beneficial owners and management and related stockholder matters is hereby incorporated by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

Item 13 . Certain Relationships, Related Transactions and Director Independence.

Information concerning relationships and related transactions is hereby incorporated by reference to the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

Item 14 . Principal Accounting Fees and Services.

Information concerning principal accounting fees and services is hereby incorporated by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A.
Item 15 . Exhibits and Financial Statement Schedules.

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

4.4
Indenture, dated as of January 21, 2011, among Dycom Investments, Inc., Dycom Industries, Inc. and certain subsidiaries of Dycom Industries, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on January 24, 2011).

4.5
Exchange and Registration Rights Agreement, dated as of January 21, 2011, among Dycom Investments, Inc., Dycom Industries, Inc., certain subsidiaries of Dycom Industries, Inc., and Goldman Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Initial Purchasers (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on January 24, 2011).

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

10.23
Credit Agreement dated June 4, 2010 by and among Dycom Industries, Inc. and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, Banc of America Securities LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, Wells Fargo Bank, National Association, as Syndication Agent, and Branch Banking and Trust Company, RBS Citizens, N.A. and PNC Bank, National Association, as Co-Documentation Agents (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on June 9, 2010).

10.24
First Amendment dated as of January 5, 2011 to Credit Agreement dated as of June 4, 2010 with Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, Banc of America Securities LLC and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers, Wells Fargo Bank, National Association, as Syndication Agent, Branch Banking and Trust Company, RBS Citizens, N.A. and PNC Bank, National Association, as Co-Documentation Agents and certain other lenders from time to time party thereto (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on January 6, 2011).

21.1+	Principal subsidiaries of Dycom Industries, Inc.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 +	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Indicates a management contract or compensatory plan or arrangement.
+ Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	September 2, 2011	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steven E. Nielsen	Chairman of the Board of Directors and Chief Executive Officer	September 2, 2011
Steven E. Nielsen

/s/ H. Andrew DeFerrari	Senior Vice President and Chief Financial Officer	September 2, 2011
H. Andrew DeFerrari	(Principal Financial and Accounting Officer)

/s/ Thomas G. Baxter	Director	September 2, 2011
Thomas G. Baxter

/s/ Charles M. Brennan, III	Director	September 2, 2011
Charles M. Brennan, III

/s/ James A. Chiddix	Director	September 2, 2011
James A. Chiddix

/s/ Charles B. Coe	Director	September 2, 2011
Charles B. Coe

/s/ Stephen C. Coley	Director	September 2, 2011
Stephen C. Coley

/s/ Patricia L. Higgins	Director	September 2, 2011
Patricia L. Higgins