Form 10-Q
period 2011-10-29
DYCOM INDUSTRIES INC
filed 2011-11-23
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 33,649,574 shares of common stock with a par value of $0.33 1/3 outstanding at November 18, 2011.

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 29,	July 30,
	2011	2011
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$51,312	$44,766
Accounts receivable, net	140,492	138,552
Costs and estimated earnings in excess of billings	101,426	90,855
Inventories	25,716	20,558
Deferred tax assets, net	15,971	15,957
Income taxes receivable	3,493	8,685
Other current assets	11,240	10,938
Total current assets	349,650	330,311

PROPERTY AND EQUIPMENT, NET	147,616	149,439
GOODWILL	174,849	174,849
INTANGIBLE ASSETS, NET	54,589	56,279
OTHER	13,203	13,877
TOTAL NON-CURRENT ASSETS	390,257	394,444
TOTAL	$739,907	$724,755

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,211	$39,399
Current portion of debt	177	232
Billings in excess of costs and estimated earnings	456	749
Accrued insurance claims	25,659	26,092
Other accrued liabilities	51,296	52,041
Total current liabilities	113,799	118,513

LONG-TERM DEBT	187,555	187,574
ACCRUED INSURANCE CLAIMS	24,203	23,344
DEFERRED TAX LIABILITIES, NET NON-CURRENT	43,479	39,923
OTHER LIABILITIES	3,704	3,550
Total liabilities	372,740	372,904

COMMITMENTS AND CONTINGENCIES, Notes 10, 11, and 16

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share:
1,000,000 shares authorized: no shares issued and outstanding	-	-
Common stock, par value $0.33 1/3 per share:
150,000,000 shares authorized: 33,578,474 and 33,487,640 issued and outstanding, respectively	11,193	11,162
Additional paid-in capital	115,397	112,991
Accumulated other comprehensive income	211	299
Retained earnings	240,366	227,399
Total stockholders' equity	367,167	351,851
TOTAL	$739,907	$724,755

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	October 29,	October 30,
	2011	2010
	(Dollars in thousands, except
	per share amounts)

REVENUES:
Contract revenues	$319,575	$261,584

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	255,187	209,322
General and administrative (including stock-based compensation expense of $1.3 million, and $0.8 million, respectively)	25,358	22,825
Depreciation and amortization	15,958	15,616
Total	296,503	247,763

Interest income	17	28
Interest expense	(4,190)	(3,707)
Other income, net	2,959	1,757

INCOME BEFORE INCOME TAXES	21,858	11,899

PROVISION FOR INCOME TAXES:

Current	5,372	4,602
Deferred	3,520	550

Total	8,892	5,152

NET INCOME	$12,966	$6,747

EARNINGS PER COMMON SHARE:

Basic earnings per common share	$0.39	$0.18

Diluted earnings per common share	$0.38	$0.18

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	33,508,193	37,465,142

Diluted	34,216,451	37,567,946

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	October 29,	October 30,
	2011	2010
	(Dollars in thousands)

OPERATING ACTIVITIES:
Net income	$12,966	$6,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,958	15,616
Bad debt expense, net	36	73
Gain on sale of fixed assets	(2,918)	(1,530)
Deferred income tax provision	3,520	550
Stock-based compensation	1,326	791
Amortization of debt issuance costs	323	311
Excess tax benefit from share-based awards	(175)	-
Change in operating assets and liabilities:
Accounts receivable, net	(2,047)	(2,446)
Costs and estimated earnings in excess of billings, net	(10,864)	1,793
Other current assets and inventory	(8,305)	(3,522)
Other assets	288	565
Income taxes receivable	5,398	2,559
Accounts payable	3,563	(1,653)
Accrued liabilities, insurance claims, and other liabilities	364	(788)
Net cash provided by operating activities	19,433	19,066

INVESTING ACTIVITIES:
Capital expenditures	(20,857)	(13,449)
Proceeds from sale of assets	6,417	2,073
Changes in restricted cash	550	25
Net cash used in investing activities	(13,890)	(11,351)

FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(75)	(29)
Debt issuance costs	-	(29)
Repurchases of common stock	-	(31,036)
Exercise of stock options and other	940	19
Restricted stock tax withholdings	(37)	-
Excess tax benefit from share-based awards	175	-
Net cash provided by (used in) financing activities	1,003	(31,075)

Net increase (decrease) in cash and equivalents	6,546	(23,360)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	44,766	103,320

CASH AND EQUIVALENTS AT END OF PERIOD	$51,312	$79,960
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$511	$6,011
Income taxes	$632	$85

Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$2,893	$491

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

Basis of Presentation – Dycom Industries, Inc. (“Dycom” or the “Company”) is a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. Dycom also provides services in Canada.

The condensed consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly-owned.  All intercompany accounts and transactions have been eliminated and the financial statements reflect all adjustments, consisting of only normal recurring accruals that are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, the financial statements do not include all of the financial information and footnotes required by GAAP for complete financial statements. Additionally, the results of operations for the three months ended October 29, 2011 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the entire year ended July 30, 2011 included in the Company’s 2011 Annual Report on Form 10-K, filed with the SEC on September 2, 2011.

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

Restricted Cash – As of October 29, 2011 and July 30, 2011, the Company had approximately $4.1 million and $4.7 million in restricted cash, respectively, which is held as collateral in support of the Company’s insurance obligations. Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the condensed consolidated statements of cash flows.

Comprehensive Income (Loss) – During the three months ended October 29, 2011 and October 30, 2010, the Company did not have any material changes in its equity resulting from non-owner sources. Accordingly, comprehensive income (loss) approximated the net income amounts presented for the respective period’s operations.

Fair Value of Financial Instruments – Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), defines and establishes a measurement framework for fair value and expands disclosure requirements. ASC Topic 820 requires that assets and liabilities carried at fair value are classified and disclosed in one of the following three categories: (1) Level 1 - Quoted market prices in active markets for identical assets or liabilities; (2) Level 2 - Observable market based inputs or unobservable inputs that are corroborated by market data; and (3) Level 3 - Unobservable inputs not corroborated by market data which require the reporting entity’s own assumptions. The Company’s financial instruments consist primarily of cash and equivalents, restricted cash, accounts and other receivables, income taxes receivable and payable, accounts payable and certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the Company’s outstanding senior subordinated notes due 2021 (the “2021 Notes”). The Company determined that the fair value of the 2021 Notes at October 29, 2011 was $183.0 million based on quoted market prices as compared to a carrying value of $187.5 million.

Segment Information – The Company operates in one reportable segment as a specialty contractor, providing engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. All of the Company’s operating segments have been aggregated into one reporting segment due to their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. The Company’s services are provided by its various subsidiaries throughout the United States and in Canada. One of the Company’s operating segments earned revenues from contracts in Canada of approximately $3.8 million and $1.8 million during the three months ended October 29, 2011 and October 30, 2010, respectively. The Company had no material long-lived assets in the Canadian operations at October 29, 2011 or July 30, 2011.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”). ASU 2011-04 amended ASC Topic 820, Fair Value Measurements and Disclosures, to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. This update changes the wording used to describe many of the requirements in GAAP for measuring fair value and disclosing information about fair value measurements; clarifies the FASB’s intent about the application of existing fair value measurement requirements; and changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments in ASU 2011-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Company’s condensed consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits entities testing for goodwill impairment to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350, Intangibles-Goodwill and Other. ASU 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill at least annually for impairment. ASU 2011-08 is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Company’s condensed consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU 2011-09”). ASU 2011-09 requires enhanced disclosures about an employer’s participation in a multiemployer pension plan to address transparency concerns from various users of financial statements. Such disclosures include, but are not limited to, the amount of employer contributions made to each significant plan and to all plans in the aggregate, as well as a description of the nature and effect of any changes affecting comparability for each period in which a statement of operations is presented. Additionally, ASU 2011-09 requires disclosure of the nature of the plan benefits, a qualitative description of the extent to which the employer could be responsible for the obligations of the plan, including benefits earned by employees during employment with another employer and other quantitative information to help users understand the financial information for each significant plan. ASU 2011-09 is effective for fiscal years ending after December 15, 2011, with retrospective application for all prior periods presented. The adoption of this guidance is not expected to have a material effect on the Company’s condensed consolidated financial statements.

2. Computation of Earnings Per Common Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation as required by ASC Topic 260, Earnings Per Share.

	For the Three Months Ended
	October 29,	October 30,
	2011	2010
	(Dollars in thousands except
	per share amounts)

Net income available to common stockholders (numerator)	$12,966	$6,747

Weighted-average number of common shares (denominator)	33,508,193	37,465,142

Basic earnings per common share	$0.39	$0.18

Weighted-average number of common shares	33,508,193	37,465,142
Potential common stock arising from stock options, and unvested restricted share units	708,258	102,804
Total shares-diluted (denominator)	34,216,451	37,567,946

Diluted earnings per common share	$0.38	$0.18

Antidilutive weighted shares excluded from the calculation of earnings per share	2,021,561	2,605,377

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

The Communication Services and NeoCom acquisitions were not material to the Company.

4. Accounts Receivable

Accounts receivable consists of the following:

	October 29,	July 30,
	2011	2011
	(Dollars in thousands)

Contract billings	$137,624	$136,371
Retainage and other receivables	3,244	2,549
Total	140,868	138,920
Less: allowance for doubtful accounts	(376)	(368)
Accounts receivable, net	$140,492	$138,552

As of October 29, 2011, the Company expected to collect all retainage balances above within the next twelve months.

The allowance for doubtful accounts changed as follows:

	For the Three Months Ended
	October 29, 2011	October 30, 2010
	(Dollars in thousands)

Allowance for doubtful accounts at beginning of period	$368	$559
Bad debt expense, net	36	73
Amounts charged against the allowance	(28)	(51)
Allowance for doubtful accounts at end of period	$376	$581

5. Costs and Estimated Earnings on Contracts in Excess of Billings

Costs and estimated earnings in excess of billings, net, consists of the following:

	October 29, 2011	July 30, 2011
	(Dollars in thousands)

Costs incurred on contracts in progress	$81,125	$71,685
Estimated to date earnings	20,301	19,170
Total costs and estimated earnings	101,426	90,855
Less: billings to date	(456)	(749)
	$100,970	$90,106

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$101,426	$90,855
Billings in excess of costs and estimated earnings	(456)	(749)
	$100,970	$90,106

The above amounts include revenue for services from contracts based both on the units-of-delivery and the cost-to-cost measures of the percentage of completion method.

6. Property and Equipment

Property and equipment, including amounts for assets subject to capital leases, consists of the following:

	October 29, 2011	July 30, 2011
	(Dollars in thousands)

Land	$3,037	$3,165
Buildings	10,819	11,707
Leasehold improvements	4,660	4,554
Vehicles	215,362	216,648
Computer hardware and software	56,481	54,998
Office furniture and equipment	5,530	5,477
Equipment and machinery	129,503	127,412
Total	425,392	423,961
Less: accumulated depreciation	(277,776)	(274,522)
Property and equipment, net	$147,616	$149,439

Depreciation expense and repairs and maintenance, including amounts for assets subject to capital leases, were as follows:

	For the Three Months Ended
	October 29, 2011	October 30, 2010
	(Dollars in thousands)

Depreciation expense	$14,268	$14,050
Repairs and maintenance expense	$4,532	$3,732

7. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for fiscal 2012 are as follows:

		Fiscal 2012 Changes
	As of July 30, 2011	Impairment Losses	Other	As of October 29, 2011
	(Dollars in thousands)

Goodwill	$370,616	$-	$-	$370,616
Accumulated impairment losses	(195,767)	-	-	(195,767)
	$174,849	$-	$-	$174,849

The Company’s intangible assets consist of the following:

	Useful Life	October 29, 2011	July 30, 2011
	(In years)	(Dollars in thousands)
Intangible Assets:

Carrying amount:
Customer relationships	15	$89,145	$89,145
UtiliQuest trade name	Indefinite	4,700	4,700
Trade names	5-15	2,860	2,860
Non-compete agreements	5	150	150
		96,855	96,855
Accumulated amortization:
Customer relationships		41,228	39,601
Trade names		1,013	957
Non-compete agreements		25	18
Net Intangible Assets		$54,589	$56,279

Amortization expense for finite-lived intangible assets for the three months ended October 29, 2011 and October 30, 2010 was $1.7 million and $1.6 million, respectively. Amortization of the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life.

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

As of October 29, 2011, the Company believes the carrying value of its goodwill and other indefinite-lived intangible assets is recoverable; however, there can be no assurances that they will not be impaired in future periods. Certain of the Company’s reporting units also have other intangible assets including customer relationship, trade names, and non-compete intangibles. As of October 29, 2011, management believes that the carrying amounts of the intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets may become impaired.

8. Accrued Insurance Claims

The Company retains the risk of loss, up to certain limits, for claims relating to automobile liability, general liability (including locate damages), workers’ compensation, and employee group health. With regard to losses occurring in fiscal 2012, the Company has retained the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability and workers’ compensation. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in three states in which the Company participates in a state sponsored insurance fund. Aggregate stop loss coverage for automobile liability, general liability and workers’ compensation claims is $38.7 million for fiscal 2012. For losses under the Company's employee health plan, the Company is party to a stop-loss agreement under which it retains the risk of loss, on an annual basis, of the first $250,000 of claims per participant.

	October 29, 2011	July 30, 2011
	(Dollars in thousands)
Amounts expected to be paid within one year:
Accrued auto, general liability and workers' compensation	$16,737	$16,708
Accrued employee group health	2,743	2,728
Accrued damage claims	6,179	6,656
	25,659	26,092
Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers' compensation	21,609	20,539
Accrued damage claims	2,594	2,805
	24,203	23,344
Total accrued insurance claims	$49,862	$49,436

9. Other Accrued Liabilities

Other accrued liabilities consist of the following:
	October 29, 2011	July 30, 2011
	(Dollars in thousands)

Accrued payroll and related taxes	$18,923	$18,959
Accrued employee benefit and incentive plan costs	3,631	9,683
Accrued construction costs	16,672	11,743
Accrued interest and related bank fees	4,023	703
Other	8,047	10,953
Total other accrued liabilities	$51,296	$52,041

10. Debt

The Company’s outstanding indebtedness consists of the following:

	October 29, 2011	July 30, 2011
	(Dollars in thousands)

7.125% senior subordinated notes due 2021	$187,500	$187,500
Capital leases	232	306
	187,732	187,806
Less: current portion	177	232
Long-term debt	$187,555	$187,574

On June 4, 2010, the Company entered into a five-year $225.0 million senior secured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement has an expiration date of June 4, 2015 and provides for maximum borrowings of $225.0 million, including a sublimit of $100.0 million for the issuance of letters of credit. Subject to certain conditions, the Credit Agreement provides for the ability to enter into one or more incremental facilities, in an aggregate amount not to exceed $75.0 million, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans. In connection with the issuance of the 2021 Notes, the Company entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment modified the Credit Agreement to permit the issuance of the 2021 Notes in an aggregate principal amount of up to $175.0 million, so long as the net cash proceeds of the 2021 Notes were to be used to refinance, prepay, repurchase, redeem, retire and/or defease the Company’s senior subordinated notes due 2015 (the “2015 Notes”) in their entirety within sixty days of issuance of the 2021 Notes. Any remaining net cash proceeds could be used for general corporate purposes. The issuance of the portion of the 2021 Notes in excess of the $175.0 million reduced the amount of other indebtedness permitted by the Credit Agreement by $12.5 million.

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

Borrowings under the Credit Agreement (other than swingline loans as defined in the Credit Agreement) bear interest at a rate equal to either (a) the administrative agent’s base rate, described in the Credit Agreement as the highest of (i) the federal funds rate plus 0.50%; (ii) the administrative agent’s prime rate; and (iii) the eurodollar rate (defined in the Credit Agreement as the British Bankers’ Association LIBOR Rate, divided by one (1) minus a reserve percentage (as defined in the Credit Agreement) plus 1.00%, or (b) the eurodollar rate, plus, in each case, an applicable margin based on the Company’s consolidated leverage ratio. Swingline loans bear interest at a rate equal to the administrative agent’s base rate plus a margin based on the Company’s consolidated leverage ratio. Based on the Company’s current consolidated leverage ratio, revolving borrowings would be eligible for a margin of 1.50% for borrowings based on the administrative agent’s base rate and 2.50% for borrowings based on the eurodollar rate.

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

The Credit Agreement contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, sale-leaseback transactions, transactions with affiliates and capital expenditures. The Credit Agreement contains financial covenants that require the Company to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.00, as measured on a trailing four quarter basis at the end of each fiscal quarter and (ii) maintain a consolidated interest coverage ratio of not less than 2.75 to 1.00 for fiscal quarters ending July 31, 2010 through April 28, 2012 and not less than 3.00 to 1.00 for the fiscal quarter ending July 28, 2012 and each fiscal quarter thereafter, as measured on a trailing four quarter basis at the end of each fiscal quarter. As of October 29, 2011, the Company had no outstanding borrowings and $41.2 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are issued as part of the Company’s insurance program. At October 29, 2011, the Company was in compliance with the financial covenants and had additional borrowing availability of up to $179.8 million, as determined by the most restrictive covenants of the Credit Agreement.

On January 21, 2011, Dycom Investments, Inc. (“Issuer”) accepted tenders for $86.96 million in aggregate principal amount of outstanding 2015 Notes pursuant to its previously announced tender offer to purchase, for cash, any and all of its $135.35 million in aggregate principal amount of outstanding 2015 Notes. Holders of the accepted 2015 Notes received total consideration of $1,043.13 per $1,000 principal amount of 2015 Notes tendered (which included a $20 consent payment per $1,000 principal amount of 2015 Notes tendered). The total cash payment to purchase the tendered 2015 Notes, including accrued and unpaid interest, was approximately $92.6 million.

On February 21, 2011, the Issuer redeemed the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes not tendered pursuant to the tender offer described above at a redemption price of 104.063% of the principal amount, plus accrued and unpaid interest. As a result of its retirement of the 2015 Notes, during fiscal 2011, the Company recognized debt extinguishment costs of $6.0 million, comprised of tender premiums and legal and professional fees associated with the tender offer and subsequent redemption and $2.3 million for the write-off of deferred debt issuance costs.

Additionally, on January 21, 2011, the Issuer issued and sold $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021. The 2021 Notes are guaranteed by certain of the Company’s subsidiaries. A portion of the net proceeds from the sale of the 2021 Notes was used to fund the Company’s purchase of the 2015 Notes pursuant to the tender offer and redemption described above.

The indenture governing the 2021 Notes contains covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of the Company’s subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of its assets. As of October 29, 2011, the principal amount outstanding under the 2021 Notes was $187.5 million.

The Company has $0.2 million in capital lease obligations it assumed in connection with the November 2010 acquisition of Communication Services as of October 29, 2011. The capital leases include obligations for certain vehicles and equipment and expire at various dates in fiscal 2012.

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

As of October 29, 2011, the Company has total unrecognized tax benefits of $2.1 million which would reduce the Company’s effective tax rate during future periods if it is subsequently determined that those liabilities are not required. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. Interest expense related to unrecognized tax benefits was immaterial for each of the three months ended October 29, 2011 and October 30, 2010.

12. Other Income, Net

The components of other income, net, are as follows:

	For the Three Months Ended
	October 29, 2011	October 30, 2010
	(Dollars in thousands)

Gain on sale of fixed assets	$2,918	$1,530
Miscellaneous income, net	41	227
Total other income, net	$2,959	$1,757

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

All shares repurchased have been subsequently cancelled. As of October 29, 2011, approximately $10.9 million remained authorized for repurchases through November 2012.

14. Stock-Based Awards

Stock-based awards are granted by the Company under its 2003 Long-term Incentive Plan (“2003 Plan”) and the 2007 Non-Employee Directors Equity Plan (“2007 Directors Plan” and, together with the 2003 Plan, “the Plans”). The Company also has several other plans under which awards are outstanding but under which no further awards will be granted, including expired plans. The Company’s policy is to issue new shares to satisfy equity awards under the Plans. Under the terms of the Plans, stock options are granted at the closing price on the date of the grant, generally vest ratably over a four year period, and are exercisable over a period of up to ten years. The Plans also provide for the grants of time based restricted share units (“RSUs”), that currently vest ratably over a four year period from the date of grant. Additionally, the 2003 Plan provides for the grants of performance based restricted share units (“Performance RSUs”). Outstanding Performance RSUs vest over a three year period from the grant date if certain Company performance goals are achieved.

The following table summarizes the stock-based awards activity during the three months ended October 29, 2011:

	Stock Options		RSUs		Performance RSUs
	Shares	Weighted Average Exercise Price	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price
Outstanding as of July 30, 2011	3,879,555	$15.91	215,319	$11.56	149,552	$10.49
Granted	-	$-	-	$-	92,584	$18.86
Options Exercised/Share Units Vested	(73,747)	$12.75	-	$-	(17,745)	$10.04
Forfeited or cancelled	(2,600)	$16.83	-	$-	(66,743)	$10.09
Outstanding as of October 29, 2011	3,803,208	$15.97	215,319	$11.56	157,648	$15.65

Exercisable options as of October 29, 2011	1,783,455	$21.87

The Performance RSUs in the above table represent the maximum number of awards which may vest under the outstanding grants assuming that all performance criteria are met. Approximately 67,000 Performance RSUs outstanding as of July 30, 2011 were cancelled during the first quarter of fiscal 2012 due to fiscal 2011 performance criteria not being met.

Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the condensed consolidated statements of operations. The compensation expense and the related tax benefit recognized related to stock options and restricted share units for the three months ended October 29, 2011 and October 30, 2010 are as follows:

	For the Three Months Ended
	October 29, 2011	October 30, 2010
	(Dollars in thousands)

Stock-based compensation expense	$1,326	$791
Tax benefit recognized	$(372)	$(166)

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

Under the Plans, the maximum total unrecognized compensation expense and weighted-average period over which the expense would be recognized subsequent to October 29, 2011 is shown below. For performance based awards, the unrecognized compensation cost is based on the maximum amount of restricted share units that can be earned under outstanding awards. If the performance goals are not met, no compensation expense will be recognized for these share units and compensation expense previously recognized will be reversed.

	Unrecognized Compensation Expense	Weighted-Average Period
	(In thousands)	(In years)

Stock options	$9,291	2.7
Unvested RSUs	$1,668	2.6
Unvested Performance RSUs	$2,414	1.7

15. Related Party Transactions

The Company leases administrative offices from entities related to officers of the Company’s subsidiaries. The total expense under these arrangements was $0.4 million and $0.3 million for the three months ended October 29, 2011 and October 30, 2010, respectively.

16. Commitments and Contingencies

On October 20, 2010, Prince Telecom, LLC (“Prince”), a wholly-owned subsidiary of the Company, was named as a defendant in a lawsuit in the United States District Court for the District of Oregon.  The plaintiffs, three former employees of Prince, alleged various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs sought to certify as a class current and former employees of Prince who worked in the State of Oregon.  On October 15, 2010, the plaintiffs’ attorneys and Prince entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  On May 18, 2011, the Court entered an Order approving the settlement and dismissed the action with prejudice subject to final administration of the terms of the settlement.   During the first quarter of fiscal 2011, the Company recorded approximately $0.5 million in other accrued liabilities with respect to the settlement, which was paid in June 2011.

On May 13, 2011, a proposed settlement was reached with respect to the Company’s two remaining wage and hour class action lawsuits. In connection with an agreement to settle the two lawsuits entered into by the Company, Prince, Cavo Broadband Communications, LLC, Broadband Express, LLC (“BBX”) and the plaintiffs’ attorneys, the Company recorded $0.6 million in other accrued liabilities during the third quarter of fiscal 2011. The first of the two lawsuits, which commenced on June 17, 2010, was brought by a former employee of Prince against Prince, the Company and certain unnamed U.S. affiliates of Prince and the Company (the “Affiliates”) in the United States District Court for the Southern District of New York. The lawsuit alleged that Prince, the Company and the Affiliates violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiff sought unspecified damages and other relief on behalf of himself and a putative class of similarly situated current and former employees of Prince, the Company and/or the Affiliates.  The second of the lawsuits, which commenced on September 10, 2010, was brought by two former employees of BBX against BBX in the United States District Court for the Southern District of Florida. The lawsuit alleged that BBX violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiffs sought unspecified damages and other relief on behalf of themselves and a putative class of similarly situated current and former employees of BBX.  On August 12, 2011, the United States District Court for the Southern District of New York issued an Order approving the consolidation of the two lawsuits and approving the terms of the settlement.

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

Performance Bonds and Guarantees

The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of October 29, 2011, the Company had $172.4 million of outstanding performance and other surety contract bonds and no events have occurred in which the customers have exercised their rights under the bonds.

The Company has periodically guaranteed certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.

Letters of Credit

The Company has letters of credit issued under its Credit Agreement as part of its insurance program. These letters of credit collateralize the Company’s obligations to its insurance carriers in connection with the settlement of potential claims.  As of October 29, 2011, the Company had $41.2 million outstanding letters of credit issued under the Credit Agreement.

17. Concentration of Credit Risk

The Company’s customer base is highly concentrated, with the current top five customers as of the three months ended October 29, 2011 accounting for approximately 59.9% and 60.0% of its total revenues for the three months ended October 29, 2011 and October 30, 2010, respectively. AT&T Inc. (“AT&T”), CenturyLink, Inc. (“CenturyLink”), Comcast Corporation (“Comcast”), and Verizon Communications, Inc. (“Verizon”) represent a significant portion of the Company’s customer base and were over 10% or more of total revenue during the three months ended October 29, 2011 or October 30, 2010 as reflected in the following table:

	For the Three Months Ended
	October 29, 2011	October 30, 2010
AT&T	15.2%	23.2%
CenturyLink*	13.3%	9.2%
Comcast	12.9%	15.6%
Verizon	12.0%	8.0%

*For comparison purposes, revenues from CenturyLink, Inc. and Qwest Communications International, Inc. have been combined for periods prior to their April 2011 merger.

The Company believes that none of its significant customers were experiencing financial difficulties which would materially impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of October 29, 2011. Customers representing 10% or more of combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings as of October 29, 2011 or July 30, 2011 had the following outstanding balances and the related percentage of the Company’s total outstanding balances:

	October 29, 2011		July 30, 2011
	Amount	% of Total	Amount	% of Total
		(Dollars in millions)

CenturyLink	$48.9	20.2%	$41.4	18.0%
Verizon	$27.8	11.5%	$26.4	11.5%
AT&T	$26.8	11.0%	$29.2	12.7%
Comcast	$24.8	10.2%	$22.5	9.8%

18. Supplemental Consolidating Financial Statements

As of October 29, 2011, the outstanding aggregate principal amount of the Company’s 2021 Notes was $187.5 million. The 2021 Notes were issued by Dycom Investments, Inc. (the “Issuer”) in fiscal 2011 as further discussed in Note 10. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent”) on a parent only basis, (ii) the Issuer, (iii) the guarantor subsidiaries for the 2021 Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The condensed consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. Intercompany charges (income) between the Parent and subsidiaries are recognized in the condensed consolidating financial statements during the period incurred and the settlement of intercompany balances is reflected in the condensed consolidating statement of cash flows based on the nature of the underlying transactions.

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
OCTOBER 29, 2011

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$-	$-	$51,262	$50	$-	$51,312
Accounts receivable, net	-	-	137,254	3,238	-	140,492
Costs and estimated earnings in excess of billings	-	-	99,058	2,368	-	101,426
Inventories	-	-	25,660	56	-	25,716
Deferred tax assets, net	1,458	-	14,610	168	(265)	15,971
Income taxes receivable	3,493	-	-	-	-	3,493
Other current assets	5,570	51	4,877	742	-	11,240
Total current assets	10,521	51	332,721	6,622	(265)	349,650

PROPERTY AND EQUIPMENT, NET	9,206	-	117,931	21,029	(550)	147,616
GOODWILL	-	-	174,849	-	-	174,849
INTANGIBLE ASSETS, NET	-	-	54,589	-	-	54,589
DEFERRED TAX ASSETS, NET NON-CURRENT	-	54	8,067	178	(8,299)	-
INVESTMENT IN SUBSIDIARIES	708,038	1,393,445	-	-	(2,101,483)	-
INTERCOMPANY RECEIVABLES	-	-	857,200	744	(857,944)	-
OTHER	6,319	4,652	1,966	266	-	13,203
TOTAL NON-CURRENT ASSETS	723,563	1,398,151	1,214,602	22,217	(2,968,276)	390,257
TOTAL	$734,084	$1,398,202	$1,547,323	$28,839	$(2,968,541)	$739,907

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$150	$-	$35,673	$388	$-	$36,211
Current portion of debt	-	-	177	-	-	177
Billings in excess of costs and estimated earnings	-	-	456	-	-	456
Accrued insurance claims	607	-	24,966	86	-	25,659
Deferred tax liabilities	-	193	4	68	(265)	-
Other accrued liabilities	2,468	3,975	43,463	1,390	-	51,296
Total current liabilities	3,225	4,168	104,739	1,932	(265)	113,799

LONG-TERM DEBT	-	187,500	55	-	-	187,555
ACCRUED INSURANCE CLAIMS	726	-	23,402	75	-	24,203
DEFERRED TAX LIABILITIES, NET NON-CURRENT	737	-	48,502	2,539	(8,299)	43,479
INTERCOMPANY PAYABLES	359,459	498,496	-	-	(857,955)	-
OTHER LIABILITIES	2,770	-	930	4	-	3,704
Total liabilities	366,917	690,164	177,628	4,550	(866,519)	372,740
Total stockholders' equity	367,167	708,038	1,369,695	24,289	(2,102,022)	367,167
TOTAL	$734,084	$1,398,202	$1,547,323	$28,839	$(2,968,541)	$739,907

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JULY 30, 2011

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$-	$-	$44,608	$158	$-	$44,766
Accounts receivable, net	-	-	136,168	2,384	-	138,552
Costs and estimated earnings in excess of billings	-	-	89,120	1,735	-	90,855
Inventories	-	-	20,488	70	-	20,558
Deferred tax assets, net	1,458	-	14,596	168	(265)	15,957
Income taxes receivable	8,685	-	-	-	-	8,685
Other current assets	2,492	9	7,505	932	-	10,938
Total current assets	12,635	9	312,485	5,447	(265)	330,311

PROPERTY AND EQUIPMENT, NET	8,880	-	119,722	21,399	(562)	149,439
GOODWILL	-	-	174,849	-	-	174,849
INTANGIBLE ASSETS, NET	-	-	56,279	-	-	56,279
DEFERRED TAX ASSETS, NET NON-CURRENT	-	54	8,067	179	(8,300)	-
INVESTMENT IN SUBSIDIARIES	695,073	1,373,992	-	-	(2,069,065)	-
INTERCOMPANY RECEIVABLES	-	-	859,629	-	(859,629)	-
OTHER	6,924	4,745	1,907	301	-	13,877
TOTAL NON-CURRENT ASSETS	710,877	1,378,791	1,220,453	21,879	(2,937,556)	394,444
TOTAL	$723,512	$1,378,800	$1,532,938	$27,326	$(2,937,821)	$724,755

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$159	$-	$38,847	$393	$-	$39,399
Current portion of debt	-	-	232	-	-	232
Billings in excess of costs and estimated earnings	-	-	749	-	-	749
Accrued insurance claims	606	-	25,413	73	-	26,092
Deferred tax liabilities	-	193	4	68	(265)	-
Other accrued liabilities	5,651	1,106	43,340	1,944	-	52,041
Total current liabilities	6,416	1,299	108,585	2,478	(265)	118,513

LONG-TERM DEBT	-	187,500	74	-	-	187,574
ACCRUED INSURANCE CLAIMS	716	-	22,569	59	-	23,344
DEFERRED TAX LIABILITIES, NET NON-CURRENT	737	-	45,123	2,363	(8,300)	39,923
INTERCOMPANY PAYABLES	361,067	494,928	-	3,646	(859,641)	-
OTHER LIABILITIES	2,725	-	820	5	-	3,550
Total liabilities	371,661	683,727	177,171	8,551	(868,206)	372,904
Total stockholders' equity	351,851	695,073	1,355,767	18,775	(2,069,615)	351,851
TOTAL	$723,512	$1,378,800	$1,532,938	$27,326	$(2,937,821)	$724,755

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 29, 2011

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$313,818	$5,757	$-	$319,575

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	250,893	4,294	-	255,187
General and administrative	6,407	147	16,404	2,400	-	25,358
Depreciation and amortization	787	-	13,861	1,322	(12)	15,958
Intercompany charges (income), net	(7,964)	-	7,496	468	-	-
Total	(770)	147	288,654	8,484	(12)	296,503

Interest income	-	-	17	-	-	17
Interest expense	(770)	(3,414)	(6)	-	-	(4,190)
Other income, net	-	-	3,061	(102)	-	2,959

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	-	(3,561)	28,236	(2,829)	12	21,858

PROVISION (BENEFIT) FOR INCOME TAXES	-	(1,440)	11,476	(1,144)	-	8,892

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	-	(2,121)	16,760	(1,685)	12	12,966

EQUITY IN EARNINGS OF SUBSIDIARIES	12,966	15,087	-	-	(28,053)	-

NET INCOME (LOSS)	$12,966	$12,966	$16,760	$(1,685)	$(28,041)	$12,966

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 30, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$259,168	$2,416	$-	$261,584

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	207,107	2,215	-	209,322
General and administrative	5,257	136	15,308	2,124	-	22,825
Depreciation and amortization	778	-	13,646	1,203	(11)	15,616
Intercompany charges (income), net	(6,900)	-	6,823	77	-	-
Total	(865)	136	242,884	5,619	(11)	247,763

Interest income	-	-	28	-	-	28
Interest expense	(865)	(2,840)	(2)	-	-	(3,707)
Other income, net	-	-	1,761	(4)	-	1,757

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	-	(2,976)	18,071	(3,207)	11	11,899

PROVISION (BENEFIT) FOR INCOME TAXES	-	(1,274)	7,799	(1,373)	-	5,152

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	-	(1,702)	10,272	(1,834)	11	6,747

EQUITY IN EARNINGS OF SUBSIDIARIES	6,747	8,449	-	-	(15,196)	-

NET INCOME (LOSS)	$6,747	$6,747	$10,272	$(1,834)	$(15,185)	$6,747

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 29, 2011

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$(4,705)	$798	$24,882	$(1,542)	$-	$19,433

Cash flows from investing activities:
Capital expenditures	(1,257)	-	(18,144)	(1,456)	-	(20,857)
Proceeds from sale of assets	-	-	6,401	16	-	6,417
Changes in restricted cash	550	-	-	-	-	550
Capital contributions to subsidiaries	-	3,867	-	-	(3,867)	-
Net cash provided by (used in) investing activities	(707)	3,867	(11,743)	(1,440)	(3,867)	(13,890)

Cash flows from financing activities:
Principal payments on capital lease obligations	-	-	(75)	-	-	(75)
Exercise of stock options and other	940	-	-	-	-	940
Restricted stock tax withholdings	(37)	-	-	-	-	(37)
Intercompany funding	4,334	(4,665)	(6,410)	2,874	3,867	-
Excess tax benefit from share-based awards	175	-	-	-	-	175
Net cash provided by (used in) financing activities	5,412	(4,665)	(6,485)	2,874	3,867	1,003

Net increase (decrease) in cash and equivalents	-	-	6,654	(108)	-	6,546

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-	44,608	158	-	44,766

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$-	$51,262	$50	$-	$51,312

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED OCTOBER 30, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$(2,057)	$(4,216)	$26,453	$(1,114)	$-	$19,066

Cash flows from investing activities:
Capital expenditures	(274)	-	(11,984)	(1,191)	-	(13,449)
Proceeds from sale of assets	-	-	2,068	5	-	2,073
Changes in restricted cash	25	-	-	-	-	25
Capital contributions to subsidiaries	-	(2,455)	-	-	2,455	-
Net used in investing activities	(249)	(2,455)	(9,916)	(1,186)	2,455	(11,351)

Cash flows from financing activities:
Repurchases of common stock	(31,036)	-	-	-	-	(31,036)
Principal payments on long-term debt	-	-	(29)	-	-	(29)
Debt issuance costs	(29)	-	-	-	-	(29)
Exercise of stock options and other	19	-	-	-	-	19
Intercompany funding	33,352	6,671	(39,742)	2,174	(2,455)	-
Net cash provided by (used in) financing activities	2,306	6,671	(39,771)	2,174	(2,455)	(31,075)

Net decrease in cash and equivalents	-	-	(23,234)	(126)	-	(23,360)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-	102,858	462	-	103,320

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$-	$79,624	$336	$-	$79,960

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended July 30, 2011. Our Annual Report on Form 10-K for the year ended July 30, 2011 was filed with the Securities and Exchange Commission (“SEC”) on September 2, 2011 and is available on the SEC’s website at www.sec.gov and on our website at www.dycomind.com.

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, including any documents incorporated by reference or deemed to be incorporated by reference herein, contains “forward-looking statements,” which are statements relating to future events, future financial performance, strategies, expectations, and competitive environment. Words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “forecast,” “may,” “should,” “could,” “project” and similar expressions, as well as statements in future tense, identify forward-looking statements.

You should not read forward-looking statements as a guarantee of future performance or results. They will not necessarily be accurate indications of whether or at what time such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief at that time with respect to future events.  Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

·	anticipated outcomes of contingent events, including litigation;

·	projections of revenues, income or loss, or capital expenditures;

·	whether the carrying value of our assets is impaired;

·	plans for future operations, growth and acquisitions, dispositions, or financial needs;

·	availability of financing;

·	the outcome of our plans for future operations, growth and services, including contract backlog;

·	restrictions imposed by our credit agreement and the indenture governing our senior subordinated notes;

·	the use of our cash flow to service our debt;

·	future economic conditions and trends in the industries we serve;

·	assumptions relating to any of the foregoing;

and other factors discussed within Item 1, Business, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K, filed with the SEC on September 2, 2011 and other risks outlined in our periodic filings with the SEC. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement. Our forward-looking statements are only made as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to update these forward-looking statements to reflect new information, subsequent events or otherwise.

Overview

We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. We also provide services in Canada. For the three months ended October 29, 2011, the percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 82.6%, 10.7%, and 6.7%, respectively.

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

A significant portion of our services are performed under master service agreements and other arrangements with customers that extend for periods of one or more years. We are currently party to numerous master service agreements, generally having multiple agreements with each of our customers. Master service agreements generally contain customer-specified service requirements, such as discrete pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer’s own employees, and use other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice.

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

The following table summarizes our revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues from continuing operations:

	For the Three Months Ended
	October 29, 2011	October 30, 2010
Multi-year master service agreements	70.5%	77.0%
Other long-term contracts	10.1	13.0
Total long-term contracts	80.6%	90.0%

The percentage of revenue from long-term contracts varies between periods depending on the mix of work performed under our contracts. During the three months ended October 29, 2011, a higher percentage of revenue was earned for services performed under short-term contracts, including initial work performed for certain rural broadband customers.

A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from those customers who contributed at least 2.5% of our total revenue from continuing operations in the three months ended October 29, 2011 or October 30, 2010:

	For the Three Months Ended
	October 29, 2011	October 30, 2010
AT&T Inc.	15.2%	23.2%
CenturyLink, Inc.*	13.3%	9.2%
Comcast Corporation	12.9%	15.6%
Verizon Communications, Inc.	12.0%	8.0%
Windstream Corporation**	6.4%	4.0%
Charter Communications, Inc.	5.6%	6.7%
Time Warner Cable Inc.	4.9%	6.9%
Xcel Energy, Inc.	3.5%	1.6%

*For comparison purposes, revenues from CenturyLink, Inc. and Qwest Communications International, Inc. have been combined for periods prior to their April 2011 merger.

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

We grant credit under normal payment terms, generally without collateral, to our customers. These customers primarily consist of telephone companies, cable television multiple system operators, and electric and gas utilities. With respect to a portion of the services provided to these customers, we have certain statutory lien rights which may, in certain circumstances, enhance our collection efforts. Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks. These risks may be heightened as a result of economic uncertainty and market volatility. In the past, some of our customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose us to increased risks related to the collectability of amounts due for services performed. We believe that none of our significant customers were experiencing financial difficulties which would materially impact the collectability of our trade accounts receivable and costs in excess of billings as of October 29, 2011.

Legal Proceedings

On October 20, 2010, Prince Telecom, LLC (“Prince”), a wholly-owned subsidiary of the Company, was named as a defendant in a lawsuit in the United States District Court for the District of Oregon.  The plaintiffs, three former employees of Prince, alleged various wage and hour claims, including that employees were not paid for all hours worked and were subject to improper wage deductions. Plaintiffs sought to certify as a class current and former employees of Prince who worked in the State of Oregon.  On October 15, 2010, the plaintiffs’ attorneys and Prince entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement with respect to the lawsuit.  On May 18, 2011, the Court entered an Order approving the settlement and dismissed the action with prejudice subject to final administration of the terms of the settlement.   During the first quarter of fiscal 2011, the Company recorded approximately $0.5 million in other accrued liabilities with respect to the settlement, which was paid in June 2011.

On May 13, 2011, a proposed settlement was reached with respect to the Company’s two outstanding wage and hour class action lawsuits described below. In connection with an agreement to settle the two lawsuits entered into by the Company, Prince, Cavo Broadband Communications, LLC, Broadband Express, LLC (“BBX”) and the plaintiffs’ attorneys, the Company recorded $0.6 million in other accrued liabilities during the third quarter of fiscal 2011. The first of the two lawsuits, which commenced on June 17, 2010, was brought by a former employee of Prince against Prince, the Company and certain unnamed U.S. affiliates of Prince and the Company (the “Affiliates”) in the United States District Court for the Southern District of New York. The lawsuit alleged that Prince, the Company and the Affiliates violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiff sought unspecified damages and other relief on behalf of himself and a putative class of similarly situated current and former employees of Prince, the Company and/or the Affiliates.  The second of the lawsuits, which commenced on September 10, 2010, was brought by two former employees of BBX against BBX in the United States District Court for the Southern District of Florida. The lawsuit alleged that BBX violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiffs sought unspecified damages and other relief on behalf of themselves and a putative class of similarly situated current and former employees of BBX.  On August 12, 2011, the United States District Court for the Southern District of New York issued an Order approving the consolidation of the two lawsuits and approving the terms of the settlement.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to recognition of revenue for costs and estimated earnings in excess of billings, purchase price allocations, the fair value of goodwill, the assessment of impairment of intangibles and other long-lived assets, income taxes, accrued insurance claims, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no changes to our critical accounting policies and estimates in the three months ended October 29, 2011. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended July 30, 2011 for further information regarding our critical accounting policies and estimates.

Results of Operations

The Company uses a fiscal year ending on the last Saturday in July. The following table sets forth, as a percentage of revenues earned, our condensed consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	For the Three Months Ended
	October 29, 2011		October 30, 2010
	(Dollars in millions)

Revenues	$319.6	100.0%	$261.6	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	255.2	79.9	209.3	80.0
General and administrative	25.4	7.9	22.8	8.7
Depreciation and amortization	16.0	5.0	15.6	6.0
Total	296.5	92.8	247.8	94.7
Interest income	-	-	-	-
Interest expense	(4.2)	(1.3)	(3.7)	(1.4)
Other income, net	3.0	0.9	1.8	0.7
Income before income taxes	21.9	6.8	11.9	4.5
Provision for income taxes	8.9	2.8	5.2	2.0
Net income	$13.0	4.1%	$6.7	2.6%

Revenues. The following table presents information regarding total revenues by type of customer for the three months ended October 29, 2011 and October 30, 2010 (totals may not add due to rounding):

	For the Three Months Ended
	October 29, 2011		October 30, 2010		Increase (decrease)
	Revenue	% of Total	Revenue	% of Total	$	%
	(Dollars in millions)

Telecommunications	$264.1	82.6%	$205.4	78.5%	$58.7	28.6%
Underground facility locating	34.2	10.7	43.6	16.7	(9.4)	(21.6)
Electric and gas utilities and other customers	21.3	6.7	12.6	4.8	8.7	69.5
Total contract revenues	$319.6	100.0%	$261.6	100.0%	$58.0	22.2%

Revenues increased $58.0 million, or 22.2%, during the three months ended October 29, 2011 as compared to the three months ended October 30, 2010. Of this increase, $14.5 million was generated by businesses acquired during the second quarter of fiscal 2011 and $3.7 million was from storm restoration services.

Revenues from specialty construction services provided to telecommunications companies increased 28.6%, or $58.7 million, to $264.1 million during the three months ended October 29, 2011 compared to $205.4 million during the three months ended October 30, 2010. Of this increase, $14.5 million was generated by businesses acquired during the second quarter of fiscal 2011. Additionally, we experienced an $18.9 million increase in work performed under new contracts for a significant telephone customer, a $15.2 million increase for a significant telephone customer deploying fiber to its network, and a $4.2 million increase for another significant telephone customer increasing the capabilities of its networks. Other customers had net increases of $16.4 million during the three months ended October 29, 2011 including work performed for rural broadband initiatives. We also experienced an $8.0 million net decrease compared to the prior year for a significant telephone customer deploying fiber within its network, and a $2.5 million decrease from a leading cable multiple system operator for installation, maintenance and construction services.

Total revenues from underground facility locating customers during the three months ended October 29, 2011 decreased 21.6% to $34.2 million compared to $43.6 million during the three months ended October 30, 2010. The decrease resulted from contracts that were terminated during fiscal 2011, reflecting a planned de-emphasis of technician intensive customer contracts.

Total revenues from electric and gas utilities and other construction and maintenance customers during the three months ended October 29, 2011 increased 69.5% to $21.3 million compared to $12.6 million during the three months ended October 30, 2010. The increase was primarily attributable to increases in work performed for several gas companies and electric utilities during the three months ended October 29, 2011 as compared to the prior year period.

Costs of Earned Revenues. Costs of earned revenues increased to $255.2 million during the three months ended October 29, 2011 compared to $209.3 million during the three months ended October 30, 2010. The increase was primarily due to a higher level of operations during the three months ended October 29, 2011, including the operating costs of Communication Services and NeoCom since their acquisitions during the second quarter of fiscal 2011. The primary components of the increase were a $31.0 million aggregate increase in direct labor and independent subcontractor costs, an $8.4 million increase in direct materials costs, and a $6.5 million increase in other direct costs.

Costs of earned revenues as a percentage of contract revenues decreased 0.2% for the three months ended October 29, 2011 as compared to the three months ended October 30, 2010. Labor and subcontractor costs represented a lower percentage of total revenue for the three months ended October 29, 2011 and decreased 0.8% compared to the three months ended October 30, 2010 as a result of improved operating efficiency and the mix of work performed. Other direct costs decreased 0.7% as a percentage of total revenue compared to the three months ended October 30, 2010 primarily as a result of reduced claims costs during the current period. Offsetting these decreases, direct materials costs increased 1.3% as a percentage of total revenue as our mix of work included more activities where we provided materials to the customer.

General and Administrative Expenses. General and administrative expenses increased $2.5 million to $25.4 million during the three months ended October 29, 2011 as compared to $22.8 million for the three months ended October 30, 2010. The increase in total general and administrative expenses resulted from incremental general and administrative expenses of Communication Services and NeoCom which were acquired during the second quarter of fiscal 2011 and increased incentive pay expenses as a result of improved operating results. Stock-based compensation expense also increased to $1.3 million during the three months ended October 29, 2011 as compared to $0.8 million during the three months ended October 30, 2010.

General and administrative expenses as a percentage of contract revenues were 7.9% and 8.7% for the three months ended October 29, 2011 and October 30, 2010, respectively. The decrease in general and administrative expenses as a percentage of contract revenues is the result of improved operating leverage as a result of our revenue growth.

Depreciation and Amortization.   Depreciation and amortization increased to $16.0 million during the three months ended October 29, 2011 from $15.6 million during the three months ended October 30, 2010 and totaled 5.0% and 6.0% as a percentage of contract revenues during the current and prior year, respectively. The increase in amount for the three months ended October 29, 2011 as compared to the three months ended October 30, 2010 was primarily the result of capital expenditures during fiscal 2011 and fiscal 2012 from replacement activity of our assets. Additionally, we incurred increases from the addition of fixed assets and amortizable intangible assets related to the Communication Services and NeoCom acquisitions during the second quarter of fiscal 2011.

Interest Expense, Net. Interest expense, net was $4.2 million and $3.7 million during the three months ended October 29, 2011 and October 30, 2010, respectively. The increase reflects higher debt balances outstanding during the three months ended October 29, 2011. However, the overall effective interest rate on these borrowings has been reduced as a result of the fiscal 2011 issuance of our 7.125% senior subordinated notes due 2021, and the related purchase and redemption of our outstanding 8.125% senior subordinated notes due 2015.

Other Income, Net. Other income increased to $3.0 million during the three months ended October 29, 2011 from $1.8 million during the three months ended October 30, 2010. The fluctuation in other income was primarily a function of the number of assets sold and prices obtained for those assets during the periods.

Income Taxes. The following table presents our income tax expense and effective income tax rate for continuing operations for the three months ended October 29, 2011 and October 30, 2010:

		For the Three Months Ended
		October 29, 2011	October 30, 2010
		(Dollars in millions)

Income tax provision		$8.9	$5.2
Effective income tax rate	.	40.7%	43.3%

Our effective income tax rates differ from the statutory rate for the tax jurisdictions where we operate as a result of several factors. Such variations in our effective income tax rate for the three months ended October 29, 2011 and October 30, 2010 are primarily attributable to the impact of non-deductible and non-taxable items and tax credits recognized in relation to our pre-tax results during the period. As a percentage, these tax items will generally have a lesser impact on the effective income tax rate in periods of greater pre-tax results. As of October 29, 2011, we had total unrecognized tax benefits of approximately $2.1 million, which would reduce our effective tax rate during the periods recognized if it is determined in future periods that those liabilities are no longer required.

Net Income. Net income was $13.0 million during the three months ended October 29, 2011 as compared to $6.7 million during the three months ended October 30, 2010.

Liquidity and Capital Resources

Capital Requirements.   Historically, our sources of cash have been operating activities, long-term debt, equity offerings, bank borrowings, and proceeds from the sale of equipment and real property. Our working capital needs vary based on our level of operations and generally increase with higher levels of revenues. Our working capital requirements are also impacted by the time it takes us to collect our accounts receivable for work performed for customers. Cash and equivalents totaled $51.3 million at October 29, 2011 compared to $44.8 million at July 30, 2011.  Cash increased during the three months ended October 29, 2011 as a result of cash provided by operations offset by working capital changes consistent with the growth in our business and capital expenditures, net of the proceeds from the sale of assets. Working capital (total current assets less total current liabilities) was $235.9 million at October 29, 2011 compared to $211.8 million at July 30, 2011.

Capital resources are primarily used to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. We periodically borrow from and repay our revolving credit facility based on our cash requirements. Additionally, our capital requirements may increase to the extent we make acquisitions that involve consideration other than our stock, buy back our common stock or repurchase or call our senior subordinated notes. We have not paid cash dividends since 1982. Our board of directors evaluates our dividend policy based on our financial condition, profitability, cash flow, capital requirements, and the outlook of our business. We currently intend to retain any earnings for use in the business, including for investment in acquisitions, and consequently, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Additionally, the indenture governing our senior subordinated notes contains covenants that restrict our ability to make certain payments, including the payment of dividends. We believe that none of our major customers were experiencing financial difficulties which would materially affect our cash flows or liquidity as of October 29, 2011.

	For the Three Months Ended
	October 29, 2011	October 30, 2010
	(Dollars in millions)
Net cash flows:
Provided by operating activities	$19.4	$19.1
Used in investing activities	$(13.9)	$(11.4)
Provided by (used in) financing activities	$1.0	$(31.1)

Cash from Operating Activities. During the three months ended October 29, 2011, net cash provided by operating activities was $19.4 million. Non-cash items during the three months ended October 29, 2011 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities used $11.6 million of operating cash flow during the three months ended October 29, 2011. The primary working capital uses during the three months ended October 29, 2011 were increases in accounts receivable of $2.0 million and increases in net costs and estimated earnings in excess of billings of $10.9 million. The increases in accounts receivable and costs and estimated earnings in excess of billings were the result of revenue growth during the three months ended October 29, 2011. Other uses of working capital included other current and other non-current assets combined of $8.0 million, primarily for higher levels of inventory. Working capital changes that increased operating cash flow during the three months ended October 29, 2011 were net income tax receivables of $5.4 million used during the period, increases in accounts payable of $3.6 million and increases in other accrued liabilities and accrued insurance claims of $0.4 million. These increases were primarily attributable to higher operating levels and the timing of payments, partially offset by amounts paid for annual incentive compensation during October 2011.

Based on average daily revenue during the applicable quarter, days sales outstanding calculated for accounts receivable, net was 40 days as of October 29, 2011 compared to 39 days as of October 30, 2010. Days sales outstanding calculated for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, were 29 days as of October 29, 2011 and 22 days as of October 30, 2010. These changes resulted from sequential growth in operations during the three months ended October 29, 2011, the timing of cash receipts and from the mix of work performed compared to fiscal 2011.

During the three months ended October 30, 2010, net cash provided by operating activities was $19.1 million. Non-cash items during the three months ended October 30, 2010 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities used $3.5 million of operating cash flow during the three months ended October 30, 2010. Working capital changes that used operating cash flow during the three months ended October 30, 2010 were net increases to accounts receivable and net costs and estimated earnings in excess of billings of $0.7 million, and net increases in other current and other non-current assets of $3.0 million primarily for increased levels of inventory and for other prepaid costs that coincide with the beginning of our fiscal year. Other uses of working capital included declines in other accrued liabilities and accrued insurance claims of $0.8 million. These declines were primarily attributable to interest payments for the semi-annual interest due on our 8.125% senior subordinated notes and amounts paid for annual incentive compensation during October 2010, partially offset by increases in other accrued liabilities and accrued insurance claims as a result of timing of payments. Additionally, we had decreases in accounts payable of $1.7 million due to the timing of applicable payments. Working capital changes that contributed operating cash flow during the three months ended October 30, 2010 included changes in income taxes receivable of $2.6 million as a result of timing of federal income tax payments.

Cash Used in Investing Activities. During the three months ended October 29, 2011 and October 30, 2010 net cash used in investing activities was $13.9 million and $11.4 million, respectively. Capital expenditures of $20.9 million and $13.4 million during the three months ended October 29, 2011 and October 30, 2010, respectively, were offset in part by proceeds from the sale of assets of $6.4 million and $2.1 million, respectively. Capital expenditures increased during the three months ended October 29, 2011 as compared to the prior year period primarily as a result of the replacement activity of our fleet and due to spending incurred to address new work opportunities and to increase the fuel efficiency of our fleet of vehicles. Restricted cash, primarily related to funding provisions of our insurance program, decreased $0.6 million during the three months ended October 29, 2011.

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $1.0 million during the three months ended October 29, 2011 as compared to net cash used in financing activities of $31.1 million during the three months ended October 30, 2010. We received $0.9 million and less than $0.1 million from the exercise of stock options during the three months ended October 29, 2011 and October 30, 2010, respectively, and received excess tax benefits of $0.2 million from the vesting of restricted stock units and exercises of stock options during the three months ended October 29, 2011. Additionally, we paid less than $0.1 million during each of the three months ended October 29, 2011 and October 30, 2010, for principal payments on capital leases. During the three months ended October 30, 2010, we repurchased 3,239,900 shares of our common stock, at an average price of $9.58 per share, in open market transactions for approximately $31.0 million. Additionally, we paid less than $0.1 million in debt issuance costs related to our Credit Agreement entered into in June 2010 during the three months ended October 30, 2010.

Compliance with Notes and Credit Agreement.

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

In addition, the Amendment increased the amount that we are permitted to use to repurchase our common stock by $30.0 million for the period beginning January 5, 2011 through the maturity date of the Credit Agreement, subject to certain conditions.

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

Borrowings under the Credit Agreement (other than swingline loans as defined in the Credit Agreement) bear interest at a rate equal to either (a) the administrative agent’s base rate, described in the Credit Agreement as the highest of (i) the federal funds rate plus 0.50%; (ii) the administrative agent’s prime rate; and (iii) the eurodollar rate (defined in the Credit Agreement as the British Bankers’ Association LIBOR Rate, divided by one (1) minus a reserve percentage (as defined in the Credit Agreement) plus 1.00%, or (b) the eurodollar rate, plus, in each case, an applicable margin based on our consolidated leverage ratio. Swingline loans bear interest at a rate equal to the administrative agent’s base rate plus a margin based on our consolidated leverage ratio. Based on our current consolidated leverage ratio, revolving borrowings would be eligible for a margin of 1.50% for borrowings based on the administrative agent’s base rate and 2.50% for borrowings based on the eurodollar rate.

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

The Credit Agreement contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, sale-leaseback transactions, transactions with affiliates and capital expenditures. The Credit Agreement contains financial covenants that require us to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.00, as measured on a trailing four quarter basis at the end of each fiscal quarter and (ii) maintain a consolidated interest coverage ratio of not less than 2.75 to 1.00 for fiscal quarters ending July 31, 2010 through April 28, 2012 and not less than 3.00 to 1.00 for the fiscal quarter ending July 28, 2012 and each fiscal quarter thereafter, as measured on a trailing four quarter basis at the end of each fiscal quarter. The Credit Agreement prohibits cash distributions (including dividends) on our capital stock unless, on a pro forma basis after giving effect to the distribution, we were in compliance with the financial covenants under the Credit Agreement, including having a consolidated leverage ratio of less than 2.75 to 1.00, at the end of the last fiscal quarter, and would have unrestricted cash and/or availability under the Credit Agreement of not less than $40.0 million. As of October 29, 2011, we had no outstanding borrowings and $41.2 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are issued as part of our insurance program. At October 29, 2011, we had additional borrowing availability of up to $179.8 million, as determined by the most restrictive covenants of the Credit Agreement, and we were in compliance with the financial and other covenants.

On January 21, 2011, Dycom Investments, Inc., one of our subsidiaries, accepted tenders for $86.96 million in aggregate principal amount of outstanding senior subordinated notes due 2015 (the “2015 Notes”) pursuant to our previously announced tender offer to purchase, for cash, any and all of our $135.35 million in aggregate principal amount of outstanding 2015 Notes. Holders of the accepted 2015 Notes received total consideration of $1,043.13 per $1,000 principal amount of 2015 Notes tendered (which included a $20 consent payment per $1,000 principal amount of 2015 Notes tendered). The total cash payment to purchase the tendered 2015 Notes, including accrued and unpaid interest, was approximately $92.6 million.

On February 21, 2011, we redeemed the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes not tendered pursuant to the tender offer described above at a redemption price of 104.063% of the principal amount, plus accrued and unpaid interest. As a result of our retirement of the 2015 Notes, during fiscal 2011, we recognized debt extinguishment costs of $6.0 million, comprised of tender premiums and legal and professional fees associated with the tender offer and subsequent redemption and $2.3 million for the write-off of deferred debt issuance costs.

Additionally, on January 21, 2011, we issued and sold $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021. The 2021 Notes are guaranteed by certain of our subsidiaries. A portion of the net proceeds from the sale of the 2021 Notes was used to fund our purchase of the 2015 Notes pursuant to the tender offer and redemption described above.

The indenture governing the 2021 Notes contains covenants that limit, among other things, our ability, and the ability of certain of our subsidiaries to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of our subsidiaries to pay dividends or make payments to us or our restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of our assets. As of October 29, 2011, the principal amount outstanding under the 2021 Notes was $187.5 million and we were in compliance with the covenants and conditions under the indenture governing the 2021 Notes.

Contractual Obligations.   The following tables set forth our outstanding contractual obligations, including related party leases, as of October 29, 2011:

	Less than 1 Year	Years 1-3	Years 3 - 5	Greater than 5 Years	Total
	(Dollars in thousands)

7.125% senior subordinated notes due 2021	$-	$-	$-	$187,500	$187,500
Interest payments on debt (excluding capital leases)	13,359	26,719	26,719	60,117	126,914
Capital lease obligations (including interest and executory costs)	186	56	-	-	242
Operating lease obligations	9,269	11,715	4,634	2,955	28,573
Employment agreements	2,909	1,108	-	-	4,017
Purchase and other contractual obligations	24,924	-	-	-	24,924
Total	$50,647	$39,598	$31,353	$250,572	$372,170

Purchase and other contractual obligations in the above table primarily include vehicles and equipment ordered under contracted agreements that have not been received. Additionally, we have excluded contractual obligations under the multiemployer defined pension plan that covers certain of our employees as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of October 29, 2011.

Our condensed consolidated balance sheet as of October 29, 2011 includes a long term liability of approximately $24.2 million for accrued insurance claims.  This liability has been excluded from the above table as the timing of any cash payments is uncertain. See Note 8 of the Notes to our Condensed Consolidated Financial Statements for additional information regarding our accrued insurance claims liability.

The liability for unrecognized tax benefits for uncertain tax positions at October 29, 2011 was $2.1 million and is included in other liabilities in our condensed consolidated balance sheet.  This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Off-Balance Sheet Arrangements.

Performance Bonds and Guarantees - We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our obligations under a contract. As of October 29, 2011, we had $172.4 million of outstanding performance and other surety contract bonds and no events have occurred in which customers have exercised their rights under any such bonds. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.

Letters of Credit - We have letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize our obligations to our insurance carriers in connection with the settlement of potential claims. As of October 29, 2011, we had $41.2 million outstanding letters of credit issued under the Credit Agreement.

Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our Credit Agreement, are sufficient to meet our financial obligations. These obligations include interest payments required on our senior subordinated notes and borrowings, working capital requirements, and the normal replacement of equipment at our current level of operations for at least the next twelve months. Our future operating results and cash flows may be affected by a number of factors including our success in bidding on contracts and our ability to manage costs effectively. To the extent we seek to grow by acquisitions that involve consideration other than our stock, or to the extent we buy back our common stock or repurchase or call our senior subordinated notes, our capital requirements may increase. Changes in financial markets or other areas of the economy could adversely impact our ability to access the capital markets, in which case we would expect to rely on a combination of available cash and the Credit Agreement to provide short-term funding.

Although the distress in the financial markets has not significantly impacted our financial position as of October 29, 2011, management continues to monitor the financial markets and assess general economic conditions. If further changes in financial markets or other areas of the economy adversely impact our ability to access capital markets, we would expect to rely on a combination of available cash and the existing committed credit facility to provide short-term funding. We believe that our cash management policies are conservative and we expect that the current volatility in the capital markets will not have a material impact on our cash and equivalents.

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

Our backlog totaled $1.442 billion and $1.412 billion at October 29, 2011 and July 30, 2011, respectively. We expect to complete 54.9% of the October 29, 2011 backlog during the next twelve months.

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

In addition, we have experienced and expect to continue to experience quarterly variations in revenues and net income as a result of other factors, including:

·	the timing and volume of customers’ construction and maintenance projects, including possible delays as a result of material procurement;

·	seasonal budgetary spending patterns of customers and the timing of their budget approvals;

·	the commencement or termination of master service agreements and other long-term agreements with customers;

·	costs incurred to support growth internally or through acquisitions;

·	fluctuations in results of operations caused by acquisitions;

·	fluctuations in the employer portion of payroll taxes as a result of reaching the limitation on payroll withholdings obligations;

·	changes in mix of customers, contracts, and business activities;

·	fluctuations in insurance expense due to changes in claims experience and actuarial assumptions;

·	fluctuations in stock-based compensation expense as a result of performance criteria in performance-based share awards, as well as the timing and vesting period of all stock-based awards;

·	fluctuations in incentive pay as a result of operating results;

·	fluctuations in interest expense due to levels of debt and related borrowing costs;

·	fluctuations in other income as a result of the timing and levels of capital assets sold during the period; and

·	fluctuations in income tax expense due to levels of taxable earnings and the impact of non-deductible items and tax credits.

Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to interest rates on our cash and equivalents and our debt obligations. We monitor the effects of market changes on interest rates and manage interest rate risks by investing in short-term cash equivalents with market rates of interest and by maintaining a mix of fixed and variable rate debt obligations. A hypothetical 100 basis point increase in interest rates would result in an increase to annual earnings of approximately $0.5 million if our cash and equivalents held as of October 29, 2011 were to be fully invested in interest bearing financial instruments.

Our revolving credit facility permits borrowings at a variable rate of interest. We had no outstanding borrowings as of October 29, 2011. Outstanding long-term debt at October 29, 2011 included $187.5 million of our senior subordinated notes due in 2021, which bear a fixed rate of interest of 7.125%. Due to the fixed rate of interest on the notes, changes in interest rates would not have an impact on the related interest expense. The fair value of the outstanding notes totaled approximately $183.0 million as of October 29, 2011, based on quoted market prices. There exists market risk sensitivity on the fair value of the fixed rate notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the notes of approximately $6.4 million, calculated on a discounted cash flow basis.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of October 29, 2011, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of October 29, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 29, 2011, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of legal proceedings affecting the Company refer to Part 1, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended July 30, 2011. There were no material developments to the legal proceedings affecting the Company in the fiscal quarter ended October 29, 2011.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended July 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the three months ended October 29, 2011, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes the Company’s purchases of its common stock

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes our purchases of common stock during the three months ended October 29, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 31, 2011 - August 27, 2011	-	$-	-	(b)
August 28, 2011 - September 24, 2011	-	$-	-	(b)
September 25, 2011 - October 29, 2011	2,181(a)	$16.72	-	(b)

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

All shares repurchased have been subsequently cancelled. As of October 29, 2011, approximately $10.9 million remained authorized for repurchases through November 2012.

Item 6. Exhibits and Financial Statement Schedules.

Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit number

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

101++
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended October 29, 2011, formatted in Extensible Business Reporting Language: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

+ Filed herewith
++ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	November 22, 2011	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date:	November 22, 2011	/s/ H. Andrew DeFerrari
Name: H. Andrew DeFerrari Title: Senior Vice President and Chief Financial Officer