Form 10-Q
period 2012-01-28
DYCOM INDUSTRIES INC
filed 2012-03-02
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2012

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

There were 34,001,149 shares of common stock with a par value of $0.33 1/3 outstanding at February 29, 2012.

Dycom Industries, Inc.

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 5.	Other Information	40

Item 6.	Exhibits and Financial Statement Schedules	41

Signatures		42
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 28,	July 30,
	2012	2011
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$86,195	$44,766
Accounts receivable, net	102,698	138,552
Costs and estimated earnings in excess of billings	83,493	90,855
Inventories	30,263	20,558
Deferred tax assets, net	15,393	15,957
Income taxes receivable	4,437	8,685
Other current assets	12,641	10,938
Total current assets	335,120	330,311

PROPERTY AND EQUIPMENT, NET	156,315	149,439
GOODWILL	174,849	174,849
INTANGIBLE ASSETS, NET	52,972	56,279
OTHER	12,846	13,877
TOTAL NON-CURRENT ASSETS	396,982	394,444
TOTAL ASSETS	$732,102	$724,755

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,602	$39,399
Current portion of debt	167	232
Billings in excess of costs and estimated earnings	1,307	749
Accrued insurance claims	24,999	26,092
Other accrued liabilities	41,355	52,041
Total current liabilities	99,430	118,513

LONG-TERM DEBT	187,500	187,574
ACCRUED INSURANCE CLAIMS	22,642	23,344
DEFERRED TAX LIABILITIES, NET NON-CURRENT	42,883	39,923
OTHER LIABILITIES	3,752	3,550
Total liabilities	356,207	372,904

COMMITMENTS AND CONTINGENCIES, Notes 10, 11, and 16

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	-	-
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 33,951,216 and 33,487,640 issued and outstanding, respectively	11,317	11,162
Additional paid-in capital	120,573	112,991
Accumulated other comprehensive income	154	299
Retained earnings	243,851	227,399
Total stockholders' equity	375,895	351,851
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$732,102	$724,755

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	January 28,	January 29,
	2012	2011
	(Dollars in thousands, except per share amounts)

REVENUES:
Contract revenues	$267,407	$218,203

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	220,239	181,621
General and administrative (including stock-based compensation expense of $1.6 million, and $1.0 million, respectively)	24,275	21,835
Depreciation and amortization	15,528	15,787
Total	260,042	219,243

Interest income	8	34
Interest expense	(4,185)	(3,773)
Loss on debt extinguishment	-	(5,738)
Other income, net	2,357	2,207

INCOME (LOSS) BEFORE INCOME TAXES	5,545	(8,310)

PROVISION (BENEFIT) FOR INCOME TAXES:

Current	2,082	(4,626)
Deferred	(22)	1,410

Total	2,060	(3,216)

NET INCOME (LOSS)	$3,485	$(5,094)

EARNINGS (LOSS) PER COMMON SHARE:

Basic earnings (loss) per common share	$0.10	$(0.14)

Diluted earnings (loss) per common share	$0.10	$(0.14)

SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON SHARE:
Basic	33,759,015	35,221,017

Diluted	34,636,520	35,221,017

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended
	January 28,	January 29,
	2012	2011
	(Dollars in thousands, except per share amount)

REVENUES:
Contract revenues	$586,981	$479,787

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	475,426	390,943
General and administrative (including stock-based compensation expense of $3.0 million, and $1.8 million, respectively)	49,633	44,660
Depreciation and amortization	31,486	31,403
Total	556,545	467,006

Interest income	25	63
Interest expense	(8,375)	(7,481)
Loss on debt extinguishment	-	(5,738)
Other income, net	5,317	3,964

INCOME BEFORE INCOME TAXES	27,403	3,589

PROVISION (BENEFIT) FOR INCOME TAXES:

Current	7,454	(24)
Deferred	3,498	1,960

Total	10,952	1,936

NET INCOME	$16,451	$1,653

EARNINGS PER COMMON SHARE:

Basic earnings per common share	$0.49	$0.05

Diluted earnings per common share	$0.48	$0.05

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	33,633,596	36,343,068

Diluted	34,431,419	36,566,672

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	January 28,	January 29,
	2012	2011
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$16,451	$1,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,486	31,403
Bad debt expense, net	68	87
Gain on sale of fixed assets	(5,139)	(3,510)
Deferred income tax provision	3,498	1,960
Stock-based compensation	2,968	1,772
Amortization of debt issuance costs	646	2,402
Excess tax benefit from share-based awards	(979)	(180)
Change in operating assets and liabilities:
Accounts receivable, net	35,257	21,243
Costs and estimated earnings in excess of billings, net	7,919	12,925
Other current assets and inventory	(13,927)	(4,677)
Other assets	239	735
Income taxes receivable	5,332	(1,905)
Accounts payable	(799)	(7,876)
Accrued liabilities, insurance claims, and other liabilities	(12,169)	(8,476)
Net cash provided by operating activities	70,851	47,556

INVESTING ACTIVITIES:
Capital expenditures	(43,438)	(21,247)
Proceeds from sale of assets	8,942	5,554
Cash paid for acquisitions	-	(36,500)
Changes in restricted cash	550	25
Net cash used in investing activities	(33,946)	(52,168)

FINANCING ACTIVITIES:
Proceeds from issuance of 7.125% senior subordinated notes due 2021	-	187,500
Principal payments on long-term debt	(140)	(87,101)
Debt issuance costs	-	(4,355)
Repurchases of common stock	-	(34,239)
Exercise of stock options and other	4,013	506
Restricted stock tax withholdings	(328)	(196)
Excess tax benefit from share-based awards	979	180
Net cash provided by financing activities	4,524	62,295

Net increase in cash and equivalents	41,429	57,683

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	44,766	103,320

CASH AND EQUIVALENTS AT END OF PERIOD	$86,195	$161,003

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$7,727	$8,448
Income taxes	$2,486	$2,775

Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$3,066	$1,475
Accrued costs for debt issuance included in accounts payable and accrued liabilities at period end	$-	$600

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

The condensed consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly-owned.  All intercompany accounts and transactions have been eliminated and the financial statements reflect all adjustments, consisting of only normal recurring accruals that are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, the financial statements do not include all of the financial information and footnotes required by GAAP for complete financial statements. Additionally, the results of operations for the three and six months ended January 28, 2012 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the entire year ended July 30, 2011 included in the Company’s 2011 Annual Report on Form 10-K, filed with the SEC on September 2, 2011.

On November 19, 2010, the Company acquired certain assets and assumed certain liabilities of Communication Services, Inc. (“Communication Services”). On December 23, 2010, the Company acquired the outstanding common stock of NeoCom Solutions, Inc. (“NeoCom”). The operating results of the businesses acquired by the Company are included in the accompanying condensed consolidated financial statements from their respective acquisition dates. See Note 3 for further discussion of these acquisitions.

Accounting Period – The Company uses a fiscal year ending on the last Saturday in July.

Debt issuance and tender offer – On January 21, 2011, Dycom Investments, Inc., a subsidiary of the Company, issued $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 (the “2021 Notes”) in a private placement.  In January 2011 a portion of the net proceeds was used to fund the Company’s purchase of $86.96 million aggregate principal amount of its outstanding 8.125% senior subordinated notes due 2015 (the “2015 Notes”) at a price of 104.313% of the principal amount. The purchase was made pursuant to a cash tender offer for any and all of the Company’s $135.35 million in aggregate principal amount of outstanding 2015 Notes. In addition, proceeds of the issuance of the 2021 Notes were used to fund the Company’s redemption in February 2011 of the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes at a price of 104.063% of the principal amount. During the three months ended January 29, 2011, the Company recognized debt extinguishment costs of $4.0 million, comprised of tender premiums and legal and professional fees associated with the tender offer and $1.7 million for the write-off of deferred debt issuance costs related to the transaction. During the quarter ending April 30, 2011, as a result of the redemption in February 2011, the Company recognized a loss on debt extinguishment of approximately $2.6 million related to the call premium and write-off of debt issuance costs for the 2015 Notes redeemed. See Note 10 of the Notes to the Company’s Condensed Consolidated Financial Statements for additional information regarding the debt issuance and tender offer.

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

Restricted Cash – As of January 28, 2012 and July 30, 2011, the Company had approximately $4.1 million and $4.7 million in restricted cash, respectively, which is held as collateral in support of the Company’s insurance obligations. Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the condensed consolidated statements of cash flows.

Comprehensive Income (Loss) – During the three and six months ended January 28, 2012 and January 29, 2011, the Company did not have any material changes in its equity resulting from non-owner sources. Accordingly, comprehensive income (loss) approximated the net income (loss) amounts presented for the respective period’s operations.

Fair Value of Financial Instruments – Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), defines and establishes a measurement framework for fair value and expands disclosure requirements. ASC Topic 820 requires that assets and liabilities carried at fair value are classified and disclosed in one of the following three categories: (1) Level 1 - Quoted market prices in active markets for identical assets or liabilities; (2) Level 2 - Observable market-based inputs or unobservable inputs that are corroborated by market data; and (3) Level 3 - Unobservable inputs not corroborated by market data which require the reporting entity’s own assumptions. The Company’s financial instruments consist primarily of cash and equivalents, restricted cash, accounts and other receivables, income taxes receivable and payable, accounts payable and certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the Company’s outstanding 2021 Notes. The Company determined that the fair value of the 2021 Notes at January 28, 2012 was $191.0 million based on quoted market prices as compared to a carrying value of $187.5 million.

Segment Information – The Company operates in one reportable segment as a specialty contractor, providing engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. All of the Company’s operating segments have been aggregated into one reporting segment due to their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. The Company’s services are provided by its various subsidiaries throughout the United States and in Canada. One of the Company’s operating segments earned revenues from contracts in Canada of approximately $2.5 million and $6.2 million during the three and six months ended January 28, 2012, respectively, and $1.4 million and $3.2 million during the three and six months ended January 29, 2011, respectively. The Company had no material long-lived assets in the Canadian operations at January 28, 2012 or July 30, 2011.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits entities testing for goodwill impairment to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350, Intangibles – Goodwill and Other. ASU 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to assess goodwill at least annually for impairment. ASU 2011-08 is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company does not intend to early adopt this guidance and the adoption is not expected to have a material effect on the Company’s condensed consolidated financial statements.

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

2. Computation of Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted share units. Diluted earnings per common share includes the weighted average common shares outstanding for the period and dilutive potential common shares, including unvested time vesting and certain performance vesting restricted share units. Performance vesting restricted share units are only included in diluted earnings (loss) per common share calculations for the period if all the necessary performance conditions are satisfied and their impact is not anti-dilutive. Common stock equivalents related to stock options are excluded from diluted earnings (loss) per common share calculations if their effect would be anti-dilutive. For the three months ended January 29, 2011, all common stock equivalents related to stock options and unvested restricted shares and restricted share units were excluded from the diluted loss per share calculation as their effect would be anti-dilutive due to the Company’s net loss for the period. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share computation as required by FASB ASC Topic 260, Earnings Per Share.

	For the Three Months Ended		For the Six Months Ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011
	(Dollars in thousands except per share amounts)

Net income (loss) available to common stockholders (numerator)	$3,485	$(5,094)	$16,451	$1,653

Weighted-average number of common shares (denominator)	33,759,015	35,221,017	33,633,596	36,343,068

Basic earnings (loss) per common share	$0.10	$(0.14)	$0.49	$0.05

Weighted-average number of common shares	33,759,015	35,221,017	33,633,596	36,343,068
Potential common stock arising from stock options, and unvested restricted share units	877,505	-	797,823	223,604
Total shares-diluted (denominator)	34,636,520	35,221,017	34,431,419	36,566,672

Diluted earnings (loss) per common share	$0.10	$(0.14)	$0.48	$0.05

Anti-dilutive weighted shares excluded from the calculation of earnings (loss) per share	1,220,534	3,835,140	2,011,358	2,954,748

3. Acquisitions

On November 19, 2010, the Company acquired certain assets and assumed certain liabilities of Communication Services, a provider of outside plant construction services to telecommunications companies in the Southeastern and South Central United States. The anticipated benefits of this acquisition include incremental growth opportunities with existing customers and geographic expansion. The purchase price for Communication Services was $9.0 million paid from cash on hand and the assumption of approximately $0.9 million in capital lease obligations. Approximately $0.9 million of the purchase price has been placed in escrow until November 2012 and will be used to satisfy any indemnification obligations of the sellers that may arise.

On December 23, 2010, the Company acquired NeoCom, based in Woodstock, Georgia. NeoCom provides services to construct, install, optimize and maintain wireless communication facilities in the Southeastern United States. The anticipated benefits of this acquisition include incremental growth opportunities with new and existing customers, including wireless service providers. The purchase price for NeoCom was $27.5 million paid from cash on hand. Approximately $2.8 million of the purchase price has been placed in escrow until June 2012 and will be used to satisfy indemnification obligations of the seller that may arise.

The Communication Services and NeoCom acquisitions were not material to the Company.

4. Accounts Receivable

Accounts receivable consists of the following:

	January 28,	July 30,
	2012	2011
	(Dollars in thousands)

Contract billings	$98,360	$136,371
Retainage and other receivables	4,747	2,549
Total	103,107	138,920
Less: allowance for doubtful accounts	(409)	(368)
Accounts receivable, net	$102,698	$138,552

As of January 28, 2012, the Company expected to collect all retainage balances above within the next twelve months.

The allowance for doubtful accounts changed as follows:

	For the Three Months Ended		For the Six Months Ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011
	(Dollars in thousands)

Allowance for doubtful accounts at beginning of period	$376	$581	$368	$559
Bad debt expense, net	32	13	68	87
Amounts recovered (charged) against the allowance	1	(48)	(27)	(100)
Allowance for doubtful accounts at end of period	$409	$546	$409	$546

5. Costs and Estimated Earnings on Contracts in Excess of Billings

Costs and estimated earnings in excess of billings, net, consists of the following:

	January 28, 2012	July 30, 2011
	(Dollars in thousands)

Costs incurred on contracts in progress	$68,382	$71,685
Estimated to date earnings	15,111	19,170
Total costs and estimated earnings	83,493	90,855
Less: billings to date	(1,307)	(749)
	$82,186	$90,106

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$83,493	$90,855
Billings in excess of costs and estimated earnings	(1,307)	(749)
	$82,186	$90,106

The above amounts include revenue for services from contracts based both on the units-of-delivery and the cost-to-cost measures of the percentage of completion method.

6. Property and Equipment

Property and equipment, including amounts for assets subject to capital leases, consists of the following:

	January 28, 2012	July 30, 2011
	(Dollars in thousands)

Land	$3,036	$3,165
Buildings	10,892	11,707
Leasehold improvements	4,692	4,554
Vehicles	218,559	216,648
Computer hardware and software	57,278	54,998
Office furniture and equipment	5,565	5,477
Equipment and machinery	139,654	127,412
Total	439,676	423,961
Less: accumulated depreciation	(283,361)	(274,522)
Property and equipment, net	$156,315	$149,439

Depreciation expense and repairs and maintenance, including amounts for assets subject to capital leases, were as follows:

	For the Three Months Ended		For the Six Months Ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011
	(Dollars in thousands)

Depreciation expense	$13,911	$14,102	$28,179	$28,151
Repairs and maintenance expense	$3,704	$3,280	$8,237	$7,012

7. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for fiscal 2012 are as follows:

		Six Months Ended
		January 28, 2012
	As of July 30, 2011	Impairment Losses	Other	As of January 28, 2012
	(Dollars in thousands)

Goodwill	$370,616	$-	$-	$370,616
Accumulated impairment losses	(195,767)	-	-	(195,767)
	$174,849	$-	$-	$174,849

The Company’s intangible assets consist of the following:

	January 28, 2012	July 30, 2011
	(Dollars in thousands)
Intangible Assets:
Carrying amount:
Customer relationships	$89,145	$89,145
UtiliQuest trade name	4,700	4,700
Trade names	2,860	2,860
Non-compete agreements	150	150
	96,855	96,855
Accumulated amortization:
Customer relationships	42,781	39,601
Trade names	1,069	957
Non-compete agreements	33	18
Net Intangible Assets	$52,972	$56,279

Amortization expense for finite-lived intangible assets for the three months ended January 28, 2012 and January 29, 2011 was $1.6 million and $1.7 million, respectively. Amortization expense for finite-lived intangible assets for each of the six months ended January 28, 2012 and January 29, 2011 was $3.3 million. The remaining weighted average amortization period for all intangible assets as of January 28, 2012 is 9.8 years, while the remaining weighted average amortization periods for customer relationships, trade names, and non-compete agreements are 9.9 years, 8.6 years, and 3.9 years, respectively. The customer relationships of Communication Services and NeoCom have an estimated useful life of 15 years. Amortization of the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life.

The Company’s goodwill resides in multiple reporting units. The profitability of individual reporting units may periodically suffer from downturns in customer demand and other factors resulting from the cyclical nature of the Company’s business, the high level of competition existing within the Company’s industry, the concentration of the Company’s revenues from a limited number of customers, and the level of overall economic activity. During times of economic slowdown, the Company’s customers may reduce capital expenditures and defer or cancel pending projects. Individual reporting units may be impacted by these factors to a greater extent than the Company as a whole. As a result, demand for the services of one or more of the Company’s reporting units could decline resulting in an impairment of goodwill or intangible assets.

As of January 28, 2012, the Company believes the carrying value of its goodwill and other indefinite-lived intangible assets is recoverable; however, there can be no assurances that they will not be impaired in future periods. Certain of the Company’s reporting units also have other intangible assets including customer relationships, trade names, and non-compete intangibles. As of January 28, 2012, management believes that the carrying amounts of the intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

8. Accrued Insurance Claims

The Company retains the risk of loss, up to certain limits, for claims relating to automobile liability, general liability (including locate damages), workers’ compensation, and employee group health. With regard to losses occurring in fiscal 2012, the Company has retained the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability and workers’ compensation. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in three states in which the Company participates in a state sponsored insurance fund. Aggregate stop loss coverage for automobile liability, general liability and workers’ compensation claims is $38.7 million for fiscal 2012. For losses under the employee health plan, the Company is party to an agreement under which it retains the risk of loss, on an annual basis, of the first $250,000 of claims per participant. In addition, the Company retains the risk of loss for the first $550,000 of claim amounts that aggregate across all participants that exceed $250,000.

	January 28, 2012	July 30, 2011
	(Dollars in thousands)
Amounts expected to be paid within one year:
Accrued auto, general liability and workers' compensation	$15,578	$16,708
Accrued employee group health	3,292	2,728
Accrued damage claims	6,129	6,656
	24,999	26,092
Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers' compensation	20,097	20,539
Accrued damage claims	2,545	2,805
	22,642	23,344
Total accrued insurance claims	$47,641	$49,436

9. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	January 28, 2012	July 30, 2011
	(Dollars in thousands)

Accrued payroll and related taxes	$18,140	$18,959
Accrued employee benefit and incentive plan costs	6,216	9,683
Accrued construction costs	9,423	11,743
Accrued interest and related bank fees	650	703
Other	6,926	10,953
Total other accrued liabilities	$41,355	$52,041

10. Debt

The Company’s outstanding indebtedness consists of the following:

	January 28, 2012	July 30, 2011
	(Dollars in thousands)

7.125% senior subordinated notes due 2021	$187,500	$187,500
Capital leases	167	306
	187,667	187,806
Less: current portion	167	232
Long-term debt	$187,500	$187,574

On June 4, 2010, the Company entered into a five-year $225.0 million senior secured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement has an expiration date of June 4, 2015 and provides for maximum borrowings of $225.0 million, including a sublimit of $100.0 million for the issuance of standby letters of credit. Subject to certain conditions, the Credit Agreement provides for the ability to enter into one or more incremental facilities, in an aggregate amount not to exceed $75.0 million, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans. In connection with the issuance of the 2021 Notes, the Company entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment modified the Credit Agreement to permit the issuance of the 2021 Notes so long as the net cash proceeds of the 2021 Notes were to be used to refinance, prepay, repurchase, redeem, retire and/or defease the Company’s 2015 Notes in their entirety within sixty days of issuance. Any remaining net cash proceeds could be used for general corporate purposes. The issuance of the portion of the 2021 Notes in excess of the $175.0 million reduced the amount of other indebtedness permitted by the Credit Agreement by $12.5 million.

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

Borrowings under the Credit Agreement (other than swingline loans as defined in the Credit Agreement) bear interest at a rate equal to either (a) the administrative agent’s base rate, described in the Credit Agreement as the highest of (i) the sum of the federal funds rate and 0.50%; (ii) the administrative agent’s prime rate; and (iii) the eurodollar rate (defined in the Credit Agreement as the British Bankers’ Association LIBOR Rate, divided by the aggregate of 1.00% and one (1) less a reserve percentage (as defined in the Credit Agreement), or (b) the eurodollar rate, in addition to an applicable margin based on the Company’s consolidated leverage ratio, in each case. Swingline loans bear interest at a rate equal to the administrative agent’s base rate and a margin based on the Company’s consolidated leverage ratio. Based on the Company’s current consolidated leverage ratio, revolving borrowings would be eligible for a margin of 1.50% for borrowings based on the administrative agent’s base rate and 2.50% for borrowings based on the eurodollar rate.

    The Company incurs fees under the Credit Agreement for the unutilized commitments at rates that range from 0.50% to 0.625% per annum, fees for outstanding standby letters of credit at rates that range from 2.00% to 2.75% per annum and fees for outstanding commercial letters of credit at rates that range from 1.00% to 1.375% per annum, in each case based on the Company's consolidated leverage ratio. At the Company's current ratio, fees for unutilized commitments, outstanding standby letters of credit and commercial letters of credit are at rates per annum of 0.50%, 2.50% and 1.25%, respectively.

The Credit Agreement contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, sale-leaseback transactions, transactions with affiliates and capital expenditures. The Credit Agreement contains financial covenants that require the Company to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.00, as measured on a trailing four-quarter basis at the end of each fiscal quarter and (ii) maintain a consolidated interest coverage ratio of not less than 2.75 to 1.00 for fiscal quarters ending July 31, 2010 through April 28, 2012 and not less than 3.00 to 1.00 for the fiscal quarter ending July 28, 2012 and each fiscal quarter thereafter, as measured on a trailing four-quarter basis at the end of each fiscal quarter. As of January 28, 2012, the Company had no outstanding borrowings and $39.1 million of outstanding standby letters of credit issued under the Credit Agreement. The outstanding standby letters of credit are issued as part of the Company’s insurance program. At January 28, 2012, the Company was in compliance with the financial covenants and had additional borrowing availability of up to $185.9 million, as determined by the most restrictive covenants of the Credit Agreement.

On January 21, 2011, Dycom Investments, Inc. (“Issuer”) accepted tenders for $86.96 million in aggregate principal amount of outstanding 2015 Notes pursuant to its previously announced tender offer to purchase, for cash, any and all of its $135.35 million in aggregate principal amount of outstanding 2015 Notes. Holders of the accepted 2015 Notes received total consideration of $1,043.13 per $1,000 principal amount of 2015 Notes tendered (which included a $20 consent payment per $1,000 principal amount of 2015 Notes tendered). The total cash payment to purchase the tendered 2015 Notes, including accrued and unpaid interest, was approximately $92.6 million. As a result of its retirement of the 2015 Notes during the three months ended January 29, 2011, the Company recognized debt extinguishment costs of $4.0 million, comprised of tender premiums and legal and professional fees associated with the tender offer and $1.7 million for the write-off of deferred debt issuance costs.

On February 21, 2011, the Issuer redeemed the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes not tendered pursuant to the tender offer described above at a redemption price of 104.063% of the principal amount, in addition to accrued and unpaid interest. As a result of the redemption in February 2011, the Company recognized a loss on debt extinguishment of approximately $2.6 million during the quarter ended April 30, 2011 related to the call premium and write-off of debt issuance costs for the 2015 Notes redeemed.

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

The indenture governing the 2021 Notes contains covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of the Company’s subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of its assets. As of January 28, 2012, the principal amount outstanding under the 2021 Notes was $187.5 million.

The Company has $0.2 million in capital lease obligations it assumed in connection with the November 2010 acquisition of Communication Services as of January 28, 2012. The capital leases include obligations for certain vehicles and equipment and expire at various dates in fiscal 2012.

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

As of both January 28, 2012 and July 30, 2011, the Company had total unrecognized tax benefits of $2.1 million which would reduce the Company’s effective tax rate during future periods if it is subsequently determined that those liabilities are not required. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. Interest expense related to unrecognized tax benefits was immaterial for each of the three and six months ended January 28, 2012 and January 29, 2011.

12. Other Income, Net

The components of other income, net, are as follows:

	For the Three Months Ended		For the Six Months Ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011
	(Dollars in thousands)

Gain on sale of fixed assets	$2,220	$1,980	$5,139	$3,510
Miscellaneous income, net	137	227	178	454
Total other income, net	$2,357	$2,207	$5,317	$3,964

13. Capital Stock

On May 25, 2011 the Board of Directors authorized $20.0 million for share repurchases to be made over the subsequent eighteen month period in open market or private transactions.

The Company has made the following repurchases under the current and prior share repurchase authorizations:

		Total
		Consideration
Three Months	Number of Shares	(Dollars in	Average Price
Ending	Repurchased	thousands)	Per Share

April 24, 2010	475,602	$4,489	$9.44
October 30, 2010	3,239,900	$31,036	$9.58
January 29, 2011	291,500	$3,203	$10.99
April 30, 2011	1,278,100	$21,252	$16.63
July 30, 2011	580,000	$9,057	$15.62

All shares repurchased have been subsequently cancelled. As of January 28, 2012, approximately $10.9 million remained authorized for repurchases through November 2012.

14. Stock-Based Awards

Stock-based awards are granted by the Company under its 2003 Long-term Incentive Plan (“2003 Plan”) and the 2007 Non-Employee Directors Equity Plan (“2007 Directors Plan” and, together with the 2003 Plan, the “Plans”). The Company also has several other plans under which awards are outstanding but under which no further awards will be granted, including expired plans. The Company’s policy is to issue new shares to satisfy equity awards under the Plans. Under the terms of the Plans, stock options are granted at the closing price on the date of the grant, generally vest ratably over a four year period, and are exercisable over a period of up to ten years. The Plans also provide for the grants of time based restricted share units (“RSUs”), that currently vest ratably over a four year period from the date of grant. Additionally, the 2003 Plan provides for the grants of performance based restricted share units (“Performance RSUs”). Outstanding Performance RSUs vest over a three year period from the grant date if certain Company performance goals are achieved.

The following table summarizes the stock-based awards activity during the six months ended January 28, 2012:

	Stock Options		RSUs		Performance RSUs
	Shares	Weighted Average Exercise Price	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price

Outstanding as of July 30, 2011	3,879,555	$15.91	215,319	$11.56	149,552	$10.49
Granted	124,816	$19.44	92,801	$19.45	721,596	$19.47
Options Exercised/Share Units Vested	(385,208)	$10.42	(79,046)	$12.30	(17,745)	$10.04
Forfeited or cancelled	(46,006)	$13.51	(2,356)	$12.47	(67,253)	$10.13
Outstanding as of January 28, 2012	3,573,157	$16.65	226,718	$14.44	786,150	$18.78

Exercisable options as of January 28, 2012	2,112,970	$20.01

The Performance RSUs in the above table represent the maximum number of awards which may vest under the outstanding grants assuming that all performance criteria are met. Approximately 67,000 Performance RSUs outstanding as of July 30, 2011 were cancelled during the first quarter of fiscal 2012 due to certain fiscal 2011 performance criteria not being met.

Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the condensed consolidated statements of operations. The compensation expense and the related tax benefit recognized related to stock options and restricted share units for the three and six months ended January 28, 2012 and January 29, 2011 are as follows:

	For the Three Months Ended		For the Six Months Ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011
	(Dollars in thousands)

Stock-based compensation expense	$1,642	$981	$2,968	$1,772
Tax benefit recognized	$(729)	$(247)	$(1,101)	$(490)

The Company evaluates compensation expense quarterly and recognizes expense for performance based awards only if management determines it is probable that the performance criteria for the awards will be met. The total amount of expense ultimately recognized is based on the number of awards that actually vest and fluctuates as a result of performance criteria, as well as the timing and vesting period of all stock-based awards. Accordingly, the amount of compensation expense recognized during any fiscal year may not be representative of future stock-based compensation expense.

Under the Plans, the maximum total unrecognized compensation expense and weighted-average period over which the expense would be recognized subsequent to January 28, 2012 is shown below. For performance based awards, the unrecognized compensation cost is based on the maximum amount of restricted share units that can be earned under outstanding awards. If the performance goals are not met, no compensation expense will be recognized for these share units and compensation expense previously recognized will be reversed.

	Unrecognized Compensation Expense	Weighted-Average Period
	(In thousands)	(In years)

Stock options	$9,680	2.7
Unvested RSUs	$3,124	3.1
Unvested Performance RSUs	$14,334	2.6

15. Related Party Transactions

The Company leases administrative offices from entities related to officers of the Company’s subsidiaries. The total expense under these arrangements was $0.4 million for each of the three months ended January 28, 2012 and January 29, 2011 and $0.8 million and $0.7 million for the six months ended January 28, 2012 and January 29, 2011, respectively.

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

On May 13, 2011, a proposed settlement was reached with respect to the Company’s two remaining wage and hour class action lawsuits. In connection with an agreement to settle the two lawsuits entered into by the Company, Prince, Cavo Broadband Communications, LLC, Broadband Express, LLC (“BBX”) and the plaintiffs’ attorneys, the Company recorded $0.6 million in other accrued liabilities during the third quarter of fiscal 2011. The first of the two lawsuits, which commenced on June 17, 2010, was brought by a former employee of Prince against Prince, the Company and certain unnamed U.S. affiliates of Prince and the Company (the “Affiliates”) in the United States District Court for the Southern District of New York. The lawsuit alleged that Prince, the Company and the Affiliates violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiff sought unspecified damages and other relief on behalf of himself and a putative class of similarly situated current and former employees of Prince, the Company and/or the Affiliates.  The second of the lawsuits, which commenced on September 10, 2010, was brought by two former employees of BBX against BBX in the United States District Court for the Southern District of Florida. The lawsuit alleged that BBX violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiffs sought unspecified damages and other relief on behalf of themselves and a putative class of similarly situated current and former employees of BBX.  On August 12, 2011, the United States District Court for the Southern District of New York issued an Order approving the consolidation of the two lawsuits and approving the terms of the settlement, which was paid in December 2011.

As part of the Company’s insurance program, it retains the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages, and the Company has established reserves that it believes to be adequate based on current evaluations and experience with these types of claims. For these claims, the effect on the Company’s financial statements is generally limited to the amount needed to satisfy its insurance deductibles or retentions.

From time to time, the Company and its subsidiaries are parties to various other claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on its consolidated financial statements.

Performance Bonds and Guarantees

The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of January 28, 2012, the Company had $193.3 million of outstanding performance and other surety contract bonds and no events have occurred in which the customers have exercised their rights under the bonds.

The Company has periodically guaranteed certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.

Letters of Credit

The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize the Company’s obligations to its insurance carriers in connection with the settlement of potential claims.  As of January 28, 2012, the Company had $39.1 million outstanding standby letters of credit issued under the Credit Agreement.

17. Concentration of Credit Risk

The Company’s customer base is highly concentrated, with the current top five customers as of the six months ended January 28, 2012 accounting for approximately 59.1% and 60.5% of its total revenues for the six months ended January 28, 2012 and January 29, 2011, respectively. CenturyLink, Inc. (“CenturyLink”), AT&T Inc. (“AT&T”), Comcast Corporation (“Comcast”), and Verizon Communications, Inc. (“Verizon”) represent a significant portion of the Company’s customer base and were over 10% or more of total revenue during the three  or six months ended January 28, 2012 or January 29, 2011 as reflected in the following table:

	For the Three Months Ended		For the Six Months Ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011

CenturyLink*	14.5%	10.5%	13.9%	9.8%
AT&T	13.5%	22.1%	14.4%	22.7%
Comcast	12.5%	16.2%	12.7%	15.9%
Verizon	9.9%	7.4%	11.0%	7.7%

*For comparison purposes, revenues from CenturyLink, Inc. and Qwest Communications International, Inc. have been combined for periods prior to their April 2011 merger.

The Company believes that none of its significant customers were experiencing financial difficulties which would materially impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of January 28, 2012. Customers representing 10% or more of combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings as of January 28, 2012 or July 30, 2011 had the following outstanding balances and the related percentage of the Company’s total outstanding balances:

	January 28, 2012		July 30, 2011
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)

CenturyLink	$ 28.0	15.0%	$ 41.4	18.0%
Verizon	$ 22.2	11.9%	$ 26.4	11.5%
Windstream Corporation	$ 19.7	10.6%	$ 20.5	8.9%
AT&T	$ 19.6	10.5%	$ 29.2	12.7%
Comcast	$ 19.6	10.5%	$ 22.5	9.8%

18. Supplemental Consolidating Financial Statements

As of January 28, 2012, the outstanding aggregate principal amount of the Company’s 2021 Notes was $187.5 million. The 2021 Notes were issued by Dycom Investments, Inc. (the “Issuer”) in fiscal 2011 as further discussed in Note 10. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent”) on a parent only basis, (ii) the Issuer, (iii) the guarantor subsidiaries for the 2021 Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The condensed consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. Intercompany charges (income) between the Parent and subsidiaries are recognized in the condensed consolidating financial statements during the period incurred and the settlement of intercompany balances is reflected in the condensed consolidating statement of cash flows based on the nature of the underlying transactions.

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
JANUARY 28, 2012

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$-	$-	$85,313	$882	$-	$86,195
Accounts receivable, net	-	-	100,379	2,319	-	102,698
Costs and estimated earnings in excess of billings	-	-	82,490	1,003	-	83,493
Inventories	-	-	30,217	46	-	30,263
Deferred tax assets, net	1,132	-	14,361	165	(265)	15,393
Income taxes receivable	4,437	-	-	-	-	4,437
Other current assets	7,139	37	4,827	638	-	12,641
Total current assets	12,708	37	317,587	5,053	(265)	335,120

PROPERTY AND EQUIPMENT, NET	8,970	-	127,002	20,893	(550)	156,315
GOODWILL	-	-	174,849	-	-	174,849
INTANGIBLE ASSETS, NET	-	-	52,972	-	-	52,972
DEFERRED TAX ASSETS, NET NON-CURRENT	-	54	8,067	179	(8,300)	-
INVESTMENT IN SUBSIDIARIES	711,523	1,402,334	-	-	(2,113,857)	-
INTERCOMPANY RECEIVABLES	-	-	856,532	3,084	(859,616)	-
OTHER	6,081	4,549	1,986	230	-	12,846
TOTAL NON-CURRENT ASSETS	726,574	1,406,937	1,221,408	24,386	(2,982,323)	396,982
TOTAL ASSETS	$739,282	$1,406,974	$1,538,995	$29,439	$(2,982,588)	$732,102

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,550	$-	$28,809	$243	$-	$31,602
Current portion of debt	-	-	167	-	-	167
Billings in excess of costs and estimated earnings	-	-	1,307	-	-	1,307
Accrued insurance claims	622	-	24,300	77	-	24,999
Deferred tax liabilities	-	193	4	68	(265)	-
Other accrued liabilities	3,333	739	35,766	1,517	-	41,355
Total current liabilities	6,505	932	90,353	1,905	(265)	99,430

LONG-TERM DEBT	-	187,500	-	-	-	187,500
ACCRUED INSURANCE CLAIMS	728	-	21,857	57	-	22,642
DEFERRED TAX LIABILITIES, NET NON-CURRENT	737	-	48,594	1,852	(8,300)	42,883
INTERCOMPANY PAYABLES	352,609	507,019	-	-	(859,628)	-
OTHER LIABILITIES	2,808	-	939	5	-	3,752
Total liabilities	363,387	695,451	161,743	3,819	(868,193)	356,207
Total stockholders' equity	375,895	711,523	1,377,252	25,620	(2,114,395)	375,895
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$739,282	$1,406,974	$1,538,995	$29,439	$(2,982,588)	$732,102

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JULY 30, 2011

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$-	$-	$44,608	$158	$-	$44,766
Accounts receivable, net	-	-	136,168	2,384	-	138,552
Costs and estimated earnings in excess of billings	-	-	89,120	1,735	-	90,855
Inventories	-	-	20,488	70	-	20,558
Deferred tax assets, net	1,458	-	14,596	168	(265)	15,957
Income taxes receivable	8,685	-	-	-	-	8,685
Other current assets	2,492	9	7,505	932	-	10,938
Total current assets	12,635	9	312,485	5,447	(265)	330,311

PROPERTY AND EQUIPMENT, NET	8,880	-	119,722	21,399	(562)	149,439
GOODWILL	-	-	174,849	-	-	174,849
INTANGIBLE ASSETS, NET	-	-	56,279	-	-	56,279
DEFERRED TAX ASSETS, NET NON-CURRENT	-	54	8,067	179	(8,300)	-
INVESTMENT IN SUBSIDIARIES	695,073	1,373,992	-	-	(2,069,065)	-
INTERCOMPANY RECEIVABLES	-	-	859,629	-	(859,629)	-
OTHER	6,924	4,745	1,907	301	-	13,877
TOTAL NON-CURRENT ASSETS	710,877	1,378,791	1,220,453	21,879	(2,937,556)	394,444
TOTAL ASSETS	$723,512	$1,378,800	$1,532,938	$27,326	$(2,937,821)	$724,755

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$159	$-	$38,847	$393	$-	$39,399
Current portion of debt	-	-	232	-	-	232
Billings in excess of costs and estimated earnings	-	-	749	-	-	749
Accrued insurance claims	606	-	25,413	73	-	26,092
Deferred tax liabilities	-	193	4	68	(265)	-
Other accrued liabilities	5,651	1,106	43,340	1,944	-	52,041
Total current liabilities	6,416	1,299	108,585	2,478	(265)	118,513

LONG-TERM DEBT	-	187,500	74	-	-	187,574
ACCRUED INSURANCE CLAIMS	716	-	22,569	59	-	23,344
DEFERRED TAX LIABILITIES, NET NON-CURRENT	737	-	45,123	2,363	(8,300)	39,923
INTERCOMPANY PAYABLES	361,067	494,928	-	3,646	(859,641)	-
OTHER LIABILITIES	2,725	-	820	5	-	3,550
Total liabilities	371,661	683,727	177,171	8,551	(868,206)	372,904
Total stockholders' equity	351,851	695,073	1,355,767	18,775	(2,069,615)	351,851
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$723,512	$1,378,800	$1,532,938	$27,326	$(2,937,821)	$724,755

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 28, 2012

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$264,275	$3,132	$-	$267,407

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	217,730	2,509	-	220,239
General and administrative	6,171	148	15,429	2,527	-	24,275
Depreciation and amortization	768	-	13,692	1,068	-	15,528
Intercompany charges (income), net	(7,701)	-	7,548	153	-	-
Total	(762)	148	254,399	6,257	-	260,042

Interest income	-	-	8	-	-	8
Interest expense	(768)	(3,413)	(4)	-	-	(4,185)
Other income (expense), net	6	-	2,352	(1)	-	2,357

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	-	(3,561)	12,232	(3,126)	-	5,545

PROVISION (BENEFIT) FOR INCOME TAXES	-	(1,392)	4,675	(1,223)	-	2,060

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	-	(2,169)	7,557	(1,903)	-	3,485

EQUITY IN EARNINGS OF SUBSIDIARIES	3,485	5,654	-	-	(9,139)	-

NET INCOME (LOSS)	$3,485	$3,485	$7,557	$(1,903)	$(9,139)	$3,485

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JANUARY 28, 2012

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$578,092	$8,889	$-	$586,981

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	468,623	6,803	-	475,426
General and administrative	12,578	295	31,832	4,928	-	49,633
Depreciation and amortization	1,556	-	27,552	2,390	(12)	31,486
Intercompany charges (income), net	(15,666)	-	15,044	622	-	-
Total	(1,532)	295	543,051	14,743	(12)	556,545

Interest income	-	-	25	-	-	25
Interest expense	(1,538)	(6,827)	(10)	-	-	(8,375)
Other income (expense), net	6	-	5,413	(102)	-	5,317

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	-	(7,122)	40,469	(5,956)	12	27,403

PROVISION (BENEFIT) FOR INCOME TAXES	-	(2,832)	16,151	(2,367)	-	10,952

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	-	(4,290)	24,318	(3,589)	12	16,451

EQUITY IN EARNINGS OF SUBSIDIARIES	16,451	20,741	-	-	(37,192)	-

NET INCOME (LOSS)	$16,451	$16,451	$24,318	$(3,589)	$(37,180)	$16,451

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 29, 2011

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$216,162	$2,041	$-	$218,203

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	179,705	1,916	-	181,621
General and administrative	5,011	137	14,866	1,821	-	21,835
Depreciation and amortization	785	-	13,701	1,312	(11)	15,787
Intercompany charges (income), net	(6,600)	-	6,520	80	-	-
Total	(804)	137	214,792	5,129	(11)	219,243

Interest income	-	-	34	-	-	34
Interest expense	(804)	(2,963)	(6)	-	-	(3,773)
Loss on debt extinguishment	-	(5,738)	-	-	-	(5,738)
Other income, net	-	-	2,207	-	-	2,207

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN LOSSES OF SUBSIDIARIES	-	(8,838)	3,605	(3,088)	11	(8,310)

PROVISION (BENEFIT) FOR INCOME TAXES	-	(4,896)	3,596	(1,916)	-	(3,216)

NET INCOME (LOSS) BEFORE EQUITY IN LOSSES OF SUBSIDIARIES	-	(3,942)	9	(1,172)	11	(5,094)

EQUITY IN LOSSES OF SUBSIDIARIES	(5,094)	(1,152)	-	-	6,246	-

NET INCOME (LOSS)	$(5,094)	$(5,094)	$9	$(1,172)	$6,257	$(5,094)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JANUARY 29, 2011

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$475,330	$4,457	$-	$479,787

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	386,812	4,131	-	390,943
General and administrative	10,268	272	30,175	3,945	-	44,660
Depreciation and amortization	1,564	-	27,346	2,515	(22)	31,403
Intercompany charges (income), net	(13,502)	-	13,345	157	-	-
Total	(1,670)	272	457,678	10,748	(22)	467,006

Interest income	-	-	63	-	-	63
Interest expense	(1,670)	(5,802)	(9)	-	-	(7,481)
Loss on debt extinguishment	-	(5,738)	-	-	-	(5,738)
Other income, net	-	-	3,968	(4)	-	3,964

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	-	(11,812)	21,674	(6,295)	22	3,589

PROVISION (BENEFIT) FOR INCOME TAXES	-	(6,171)	11,396	(3,289)	-	1,936

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	-	(5,641)	10,278	(3,006)	22	1,653

EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	1,653	7,294	-	-	(8,947)	-

NET INCOME (LOSS)	$1,653	$1,653	$10,278	$(3,006)	$(8,925)	$1,653

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JANUARY 28, 2012

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$(1,992)	$(4,490)	$78,123	$(790)	$-	$70,851

Cash flows from investing activities:
Capital expenditures	(1,723)	-	(39,406)	(2,309)	-	(43,438)
Proceeds from sale of assets	-	-	8,908	34	-	8,942
Changes in restricted cash	550	-	-	-	-	550
Capital contributions to subsidiaries	-	6,501	-	-	(6,501)	-
Net cash provided by (used in) investing activities	(1,173)	6,501	(30,498)	(2,275)	(6,501)	(33,946)

Cash flows from financing activities:
Principal payments on capital lease obligations	-	-	(140)	-	-	(140)
Exercise of stock options and other	4,013	-	-	-	-	4,013
Restricted stock tax withholdings	(328)	-	-	-	-	(328)
Excess tax benefit from share-based awards	979	-	-	-	-	979
Intercompany funding	(1,499)	(2,011)	(6,780)	3,789	6,501	-
Net cash provided by (used in) financing activities	3,165	(2,011)	(6,920)	3,789	6,501	4,524

Net increase in cash and equivalents	-	-	40,705	724	-	41,429

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-	44,608	158	-	44,766

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$-	$85,313	$882	$-	$86,195

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JANUARY 29, 2011

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$(252)	$(5,163)	$54,841	$(1,870)	$-	$47,556

Cash flows from investing activities:
Capital expenditures	(494)	-	(18,391)	(2,362)	-	(21,247)
Proceeds from sale of assets	-	-	5,499	55	-	5,554
Cash paid for acquisitions	-	(27,500)	(9,000)	-	-	(36,500)
Changes in restricted cash	25	-	-	-	-	25
Capital contributions to subsidiaries	-	(19,574)	-	-	19,574	-
Net used in investing activities	(469)	(47,074)	(21,892)	(2,307)	19,574	(52,168)

Cash flows from financing activities:
Proceeds from long-term debt	-	187,500	-	-	-	187,500
Principal payments on long-term debt	-	(86,960)	(141)	-	-	(87,101)
Debt issuance costs	(422)	(3,933)	-	-	-	(4,355)
Repurchases of common stock	(34,239)	-	-	-	-	(34,239)
Exercise of stock options and other	506	-	-	-	-	506
Restricted stock tax withholdings	(196)	-	-	-	-	(196)
Excess tax benefit from share-based awards	180	-	-	-	-	180
Intercompany funding	34,892	(44,370)	24,742	4,310	(19,574)	-
Net cash provided by financing activities	721	52,237	24,601	4,310	(19,574)	62,295

Net increase in cash and equivalents	-	-	57,550	133	-	57,683

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-	102,858	462	-	103,320

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$-	$160,408	$595	$-	$161,003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a leading provider of specialty contracting services. These services are provided throughout the United States and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. We also provide services in Canada. For the six months ended January 28, 2012, the percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 83.2%, 10.9%, and 5.9%, respectively.

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

We recognize revenues under the percentage of completion method of accounting using the units-of-delivery or cost-to-cost measures. A significant majority of our contracts are based on units-of-delivery, and revenue is recognized as each unit is completed. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Revenues from services provided under time and materials based contracts are recognized as the services are performed.

The following table summarizes our revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	For the Three Months Ended		For the Six Months Ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011

Multi-year master service agreements	70.5%	75.6%	70.5%	76.3%
Other long-term contracts	9.7	11.6	9.9	12.4
Total long-term contracts	80.2%	87.2%	80.4%	88.7%

The percentage of revenue from long-term contracts varies between periods depending on the mix of work performed under our contracts. During the three and six months ended January 28, 2012, a higher percentage of revenue was earned for services performed under short-term contracts, including work performed for certain rural broadband customers.

A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from those customers who contributed at least 2.5% of our total revenue in the three or six months ended January 28, 2012 or January 29, 2011:

	For the Three Months Ended		For the Six Months Ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011

CenturyLink, Inc.*	14.5%	10.5%	13.9%	9.8%
AT&T Inc.	13.5%	22.1%	14.4%	22.7%
Comcast Corporation	12.5%	16.2%	12.7%	15.9%
Verizon Communications, Inc.	9.9%	7.4%	11.0%	7.7%
Windstream Corporation**	7.9%	4.8%	7.1%	4.4%
Charter Communications, Inc.	6.8%	6.7%	6.2%	6.7%
Time Warner Cable Inc.	4.9%	6.6%	4.9%	6.8%
Xcel Energy, Inc.	1.6%	0.1%	2.6%	0.9%

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

We grant credit under normal payment terms, generally without collateral, to our customers. These customers primarily consist of telephone companies, cable television multiple system operators, and electric and gas utilities. With respect to a portion of the services provided to these customers, we have certain statutory lien rights which may, in certain circumstances, enhance our collection efforts. Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks. These risks may be heightened as a result of economic uncertainty and market volatility. In the past, some of our customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose us to increased risks related to the collectability of amounts due for services performed. We believe that none of our significant customers were experiencing financial difficulties which would materially impact the collectability of our net trade accounts receivable and costs in excess of billings as of January 28, 2012.

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

On May 13, 2011, a proposed settlement was reached with respect to the Company’s two outstanding wage and hour class action lawsuits described below. In connection with an agreement to settle the two lawsuits entered into by the Company, Prince, Cavo Broadband Communications, LLC, Broadband Express, LLC (“BBX”) and the plaintiffs’ attorneys, the Company recorded $0.6 million in other accrued liabilities during the third quarter of fiscal 2011. The first of the two lawsuits, which commenced on June 17, 2010, was brought by a former employee of Prince against Prince, the Company and certain unnamed U.S. affiliates of Prince and the Company (the “Affiliates”) in the United States District Court for the Southern District of New York. The lawsuit alleged that Prince, the Company and the Affiliates violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiff sought unspecified damages and other relief on behalf of himself and a putative class of similarly situated current and former employees of Prince, the Company and/or the Affiliates.  The second of the lawsuits, which commenced on September 10, 2010, was brought by two former employees of BBX against BBX in the United States District Court for the Southern District of Florida. The lawsuit alleged that BBX violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiffs sought unspecified damages and other relief on behalf of themselves and a putative class of similarly situated current and former employees of BBX.  On August 12, 2011, the United States District Court for the Southern District of New York issued an Order approving the consolidation of the two lawsuits and approving the terms of the settlement, which was paid in December 2011.

As part of our insurance program, we retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages, and we have established reserves that we believe to be adequate based on current evaluations and our experience with these types of claims. For these claims, the effect on our financial statements is generally limited to the amount needed to satisfy our insurance deductibles or retentions.

From time to time, we and our subsidiaries are parties to various other claims and legal proceedings. It is the opinion of our management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on the Company’s consolidated financial statements.

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

On November 19, 2010, we acquired certain assets and assumed certain liabilities of Communication Services, Inc. (“Communication Services”), a provider of outside plant construction services to telecommunications companies in the Southeastern and South Central United States. The anticipated benefits of this acquisition include incremental growth opportunities with existing customers and geographic expansion. The purchase price for Communication Services was $9.0 million paid from cash on hand and the assumption of approximately $0.9 million in capital lease obligations. Approximately $0.9 million of the purchase price has been placed in escrow until November 2012 and will be used to satisfy indemnification obligations of the sellers that may arise.

On December 23, 2010, we acquired NeoCom Solutions, Inc. (“NeoCom”), based in Woodstock, Georgia. NeoCom provides services to construct, install, optimize and maintain wireless communication facilities in the Southeastern United States. The anticipated benefits of this acquisition include incremental growth opportunities with new and existing customers, including wireless service providers. The purchase price for NeoCom was $27.5 million paid from cash on hand. Approximately $2.8 million of the purchase price has been placed in escrow until June 2012 and will be used to satisfy indemnification obligations of the seller that may arise.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to recognition of revenue for costs and estimated earnings in excess of billings, the fair value of goodwill, the assessment of impairment of intangibles and other long-lived assets, income taxes, accrued insurance claims, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no changes to our critical accounting policies and estimates in the three or six months ended January 28, 2012. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended July 30, 2011 for further information regarding our critical accounting policies and estimates.

Results of Operations

The Company uses a fiscal year ending on the last Saturday in July. The following table sets forth, as a percentage of revenues earned, our condensed consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	For the Three Months Ended				For the Six Months Ended
	January 28,		January 29,		January 28,		January 29,
	2012		2011		2012		2011
	(Dollars in millions)

Revenues	$267.4	100.0%	$218.2	100.0%	$587.0	100.0%	$479.8	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	220.2	82.4	181.6	83.2	475.4	81.0	390.9	81.5
General and administrative	24.3	9.1	21.8	10.0	49.6	8.5	44.7	9.3
Depreciation and amortization	15.5	5.8	15.8	7.2	31.5	5.4	31.4	6.5
Total	260.0	97.2	219.2	100.5	556.5	94.8	467.0	97.3
Interest income	-	-	-	-	-	-	0.1	-
Interest expense	(4.2)	(1.6)	(3.8)	(1.7)	(8.4)	(1.4)	(7.5)	(1.5)
Loss on debt extinguishment	-	-	(5.7)	(2.6)	-	-	(5.7)	(1.2)
Other income, net	2.4	0.9	2.2	1.0	5.3	0.9	4.0	0.8
Income (loss) before income taxes	5.5	2.1	(8.3)	(3.8)	27.4	4.7	3.6	0.7
Provision (benefit) for income taxes	2.1	0.8	(3.2)	(1.5)	11.0	1.9	1.9	0.4
Net income (loss)	$3.5	1.3%	$(5.1)	(2.3)%	$16.5	2.8%	$1.7	0.3%

Revenues. The following table presents information regarding total revenues by type of customer for the three months ended January 28, 2012 and January 29, 2011 (totals may not add due to rounding):

	For the Three Months Ended
	January 28, 2012		January 29, 2011		Increase (decrease)
	Revenue	% of Total	Revenue	% of Total	$	%
	(Dollars in millions)

Telecommunications	$224.1	83.8%	$180.0	82.5%	$44.2	24.5%
Underground facility locating	29.6	11.1	31.9	14.6	(2.2)	(7.1)
Electric and gas utilities and other customers	13.7	5.1	6.4	2.9	7.3	114.6
Total contract revenues	$267.4	100.0%	$218.2	100.0%	$49.2	22.5%

 Revenues increased $49.2 million, or 22.5%, during the three months ended January 28, 2012 as compared to the three months ended January 29, 2011. Businesses acquired during the second quarter of fiscal 2011 generated $13.6 million during the second quarter of fiscal 2012 as compared to $5.3 million during the second quarter of fiscal 2011.

Revenues from specialty construction services provided to telecommunications companies increased 24.5%, or $44.2 million, to $224.1 million during the three months ended January 28, 2012 compared to $180.0 million during the three months ended January 29, 2011. Businesses acquired during the second quarter of fiscal 2011 generated $8.4 million of this increase. For a significant telephone customer, revenue increased $15.5 million for services provided under existing contracts, including fiber to the cell site activity, and for services provided under new contracts which expanded our geographic service area. For another telecommunications customer, revenue increased $11.2 million for services provided under new contracts entered into during fiscal 2011 which expanded our geographic service area. Additionally, we had incremental revenues of $8.5 million for a telephone customer from services provided under existing contracts and for broadband stimulus initiatives. Other telecommunications customers had net increases of $12.0 million during the three months ended January 28, 2012, including services provided under new contracts for rural broadband initiatives which expanded both our customer base and geographic service areas. We also experienced a decrease in revenue of $11.4 million for a significant telephone customer compared to the prior year as a result of reduced customer spending in the current period.

Total revenues from underground facility locating customers during the three months ended January 28, 2012 decreased 7.1% to $29.6 million compared to $31.9 million during the three months ended January 29, 2011. The decrease resulted from contracts that were terminated during fiscal 2011, reflecting a planned de-emphasis of technician intensive customer contracts.

Total revenues from electric and gas utilities and other construction and maintenance customers during the three months ended January 28, 2012 increased to $13.7 million compared to $6.4 million during the three months ended January 29, 2011. The increase was primarily attributable to increases in work performed for several gas companies and electric utilities during the three months ended January 28, 2012 as compared to the prior year period.

The following table presents information regarding total revenues by type of customer for the six months ended January 28, 2012 and January 29, 2011 (totals may not add due to rounding):

	For the Six Months Ended
	January 28, 2012		January 29, 2011		Increase (decrease)
	Revenue	% of Total	Revenue	% of Total	$	%
	(Dollars in millions)

Telecommunications	$488.2	83.2%	$385.4	80.3%	$102.9	26.7%
Underground facility locating	63.8	10.9	75.5	15.7	(11.7)	(15.5)
Electric and gas utilities and other customers	34.9	5.9	18.9	4.0	16.0	84.6
Total contract revenues	$587.0	100.0%	$479.8	100.0%	$107.2	22.3%

 Revenues increased $107.2 million, or 22.3%, during the six months ended January 28, 2012 as compared to the six months ended January 29, 2011. Businesses acquired during the second quarter of fiscal 2011 generated $28.1 million during the six months ended January 28, 2012 as compared to $5.3 million during the six months ended January 29, 2011. Additionally, $3.7 million was generated from storm restoration services during the first quarter of fiscal 2012.

Revenues from specialty construction services provided to telecommunications companies increased 26.7%, or $102.9 million, to $488.2 million during the six months ended January 28, 2012 compared to $385.4 million during the six months ended January 29, 2011. Businesses acquired during the second quarter of fiscal 2011 generated $22.8 million of this increase. For a significant telephone customer, revenue increased $32.3 million for services provided under existing contracts, including fiber to the cell site activity, and for services provided under new contracts which expanded our geographic service area. For another significant telephone customer, revenue increased $29.9 million for services provided under new contracts entered into during fiscal 2011 which expanded our geographic service area. Additionally, we had incremental revenues of $12.7 million for a telephone customer from services provided under existing contracts and for broadband stimulus initiatives. Other telecommunications customers had net increases of $24.6 million during the six months ended January 28, 2012, including services provided under new contracts for rural broadband initiatives which expanded both our customer base and geographic service areas. We also experienced a decrease in revenue of $19.4 million for a significant telephone customer compared to the prior year as a result of reduced customer spending in the current period.

Total revenues from underground facility locating customers during the six months ended January 28, 2012 decreased 15.5% to $63.8 million compared to $75.5 million during the six months ended January 29, 2011. The decrease resulted from contracts that were terminated during fiscal 2011, reflecting a planned de-emphasis of technician intensive customer contracts.

Total revenues from electric and gas utilities and other construction and maintenance customers during the six months ended January 28, 2012 increased 84.6% to $34.9 million compared to $18.9 million during the six months ended January 29, 2011. The increase was primarily attributable to increases in work performed for several gas companies and electric utilities during the six months ended January 28, 2012 as compared to the prior year period.

Costs of Earned Revenues. Costs of earned revenues increased to $220.2 million during the three months ended January 28, 2012 compared to $181.6 million during the three months ended January 29, 2011. The increase was primarily due to a higher level of operations during the three months ended January 28, 2012, including the operating costs of Communication Services and NeoCom since their acquisitions during the second quarter of fiscal 2011. The primary components of the increase were a $25.2 million aggregate increase in direct labor and independent subcontractor costs, a $9.6 million increase in direct materials costs, and a $3.8 million increase in other direct costs.

Costs of earned revenues as a percentage of contract revenues decreased 0.9% for the three months ended January 28, 2012 as compared to the three months ended January 29, 2011. Labor and subcontractor costs represented a lower percentage of total revenue for the three months ended January 28, 2012, decreasing 1.8% compared to the three months ended January 29, 2011 as a result of improved operating efficiency and the mix of work performed. Fuel costs decreased 0.4% as a percentage of total revenue as compared to the same period last year primarily due to the changes in mix of work that involved a lower level of fuel consumption. Other direct costs decreased 1.1% as a percentage of total revenue compared to the three months ended January 29, 2011 primarily as a result of reduced insurance claims costs during the current period and improved operating cost leverage. Offsetting these decreases, direct materials costs increased 2.4% as a percentage of total revenue as our mix of work included more activities where we provided materials to the customer.

Costs of earned revenues increased to $475.4 million during the six months ended January 28, 2012 compared to $390.9 million during the six months ended January 29, 2011. The increase was primarily due to a higher level of operations during the six months ended January 28, 2012, including the operating costs of Communication Services and NeoCom since their acquisitions during the second quarter of fiscal 2011. The primary components of the increase were a $56.2 million aggregate increase in direct labor and independent subcontractor costs, a $18.0 million increase in direct materials costs, and a $10.2 million increase in other direct costs.

Costs of earned revenues as a percentage of contract revenues decreased 0.5% for the six months ended January 28, 2012 as compared to the six months ended January 29, 2011. Labor and subcontractor costs represented a lower percentage of total revenue for the six months ended January 28, 2012, decreasing 1.3% compared to the six months ended January 29, 2011 as a result of improved operating efficiency and the mix of work performed. Other direct costs decreased 1.0% as a percentage of total revenue compared to the six months ended January 29, 2011 primarily as a result of reduced insurance claims costs during the current period and improved operating cost leverage. Offsetting these decreases, direct materials costs increased 1.8% as a percentage of total revenue as our mix of work included more activities where we provided materials to the customer.

General and Administrative Expenses. General and administrative expenses increased $2.4 million to $24.3 million during the three months ended January 28, 2012 as compared to $21.8 million for the three months ended January 29, 2011. General and administrative expenses increased $5.0 million to $49.6 million during the six months ended January 28, 2012 as compared to $44.7 million for the six months ended January 29, 2011. The increase in total general and administrative expenses for each of the three and six month periods resulted primarily from increased payroll from the growth of operations and higher incentive pay expenses as a result of improved operating results. Additionally, the three and six month periods ended January 28, 2012 include incremental general and administrative expenses of Communication Services and NeoCom which were acquired during the second quarter of fiscal 2011. The three and six months ended January 29, 2011 included $0.2 million in acquisition related costs related to the acquisitions of Communication Services and NeoCom. Stock-based compensation expense also increased to $1.6 million during the three months ended January 28, 2012 as compared to $1.0 million during the three months ended January 29, 2011 and increased to $3.0 million during the six months ended January 28, 2012 as compared to $1.8 million during the six months ended January 29, 2011.

General and administrative expenses as a percentage of contract revenues were 9.1% and 10.0% for the three months ended January 28, 2012 and January 29, 2011, respectively. General and administrative expenses as a percentage of contract revenues were 8.5% and 9.3% for the six months ended January 28, 2012 and January 29, 2011, respectively. The decrease in general and administrative expenses as a percentage of contract revenues is the result of improved operating leverage as a result of our revenue growth.

Depreciation and Amortization.   Depreciation and amortization decreased to $15.5 million during the three months ended January 28, 2012 from $15.8 million during the three months ended January 29, 2011 and totaled 5.8% and 7.2% as a percentage of contract revenues during the current and prior year quarter, respectively. Depreciation and amortization increased to $31.5 million during the six months ended January 28, 2012 from $31.4 million during the six months ended January 29, 2011 and totaled 5.4% and 6.5% as a percentage of contract revenues during the current and prior year, respectively. The decrease in depreciation and amortization as a percentage of contract revenues for the three and six months ended January 28, 2012 as compared to the three and six months ended January 29, 2011 was primarily the result of our mix of work and greater leverage on certain depreciable assets as our revenue has grown.

Interest Expense, Net. Interest expense, net was $4.2 million and $3.7 million during the three months ended January 28, 2012 and January 29, 2011, respectively. Interest expense, net increased to $8.4 million during the six months ended January 28, 2012 as compared to $7.4 million during the six months ended January 29, 2011. The increases reflect higher debt balances outstanding during the three and six months ended January 28, 2012. However, the overall effective interest rate on these borrowings has been reduced as a result of the fiscal 2011 issuance of our 7.125% senior subordinated notes due 2021, and the related purchase and redemption of our outstanding 8.125% senior subordinated notes due 2015.

Loss on Debt Extinguishment. On January 21, 2011, Dycom Investments, Inc., one of our subsidiaries, issued $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 (the “2021 Notes”) in a private placement.  A portion of the net proceeds was used to fund our purchase in January 2011 of $86.96 million aggregate principal amount of our outstanding 8.125% senior subordinated notes due 2015 (the “2015 Notes”) at a price of 104.313% of the principal amount pursuant to our tender offer  to purchase, for cash, any and all of our $135.35 million in aggregate principal amount of outstanding 2015 Notes. Additionally, a portion of the net proceeds was used to fund our redemption in February 2011 of the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes at a price of 104.063% of the principal amount. During the three months ended January 29, 2011, we recognized debt extinguishment costs of $4.0 million, comprised of tender premiums and legal and professional fees associated with the tender offer and $1.7 million for the write-off of deferred debt issuance costs related to the transaction. As a result of the redemption in February 2011, we recognized a loss on debt extinguishment of approximately $2.6 million during the quarter ending April 30, 2011 related to the call premium and write-off of debt issuance costs for the 2015 Notes redeemed.

Other Income, Net. Other income increased to $2.4 million during the three months ended January 28, 2012 from $2.2 million during the three months ended January 29, 2011 and increased to $5.3 million during the six months ended January 28, 2012 from $4.0 million during the six months ended January 29, 2011. The fluctuation in other income was primarily a function of the number of assets sold and prices obtained for those assets during the periods.

Income Taxes. The following table presents our income tax expense and effective income tax rate for the three and six months ended January 28, 2012 and January 29, 2011:

	For the Three Months Ended		For the Six Months Ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011
	(Dollars in millions)

Income tax provision	$2.1	$(3.2)	$11.0	$1.9
Effective income tax rate	37.1%	38.7%	40.0%	53.9%

Our effective income tax rates differ from the statutory rate for the tax jurisdictions where we operate as a result of several factors. Such variations in our effective income tax rate for the three and six months ended January 28, 2012 and January 29, 2011 are primarily attributable to the impact of non-deductible and non-taxable items, disqualifying dispositions of incentive stock option exercises, and tax credits recognized in relation to our pre-tax results during the period. As a percentage, non-deductible and non-taxable items will generally have a lesser impact on the effective income tax rate in periods of greater pre-tax results. As of both January 28, 2012 and July 30, 2011, we had total unrecognized tax benefits of approximately $2.1 million, which would reduce our effective tax rate during the periods recognized if it is determined in future periods that those liabilities are no longer required.

Net Income (Loss). Net income was $3.5 million during the three months ended January 28, 2012 as compared to a net loss of $5.1 million during the three months ended January 29, 2011. Net income was $16.5 million during the six months ended January 28, 2012 as compared to net income of $1.7 million during the six months ended January 29, 2011.

Liquidity and Capital Resources

Capital Requirements.   Historically, our sources of cash have been operating activities, long-term debt, equity offerings, bank borrowings, and proceeds from the sale of equipment and real property. Our working capital needs vary based on our level of operations and generally increase with higher levels of revenues. Our working capital requirements are also impacted by the time it takes us to collect our accounts receivable for work performed for customers. Cash and equivalents totaled $86.2 million at January 28, 2012 compared to $44.8 million at July 30, 2011.  Cash increased during the six months ended January 28, 2012 as a result of cash provided by operations offset by working capital changes consistent with the growth in our business and capital expenditures, net of the proceeds from the sale of assets. Working capital (total current assets less total current liabilities) was $235.7 million at January 28, 2012 compared to $211.8 million at July 30, 2011.

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

	For the Six Months Ended
	January 28, 2012	January 29, 2011
	(Dollars in millions)
Net cash flows:
Provided by operating activities	$70.9	$47.6
Used in investing activities	$(33.9)	$(52.2)
Provided by financing activities	$4.5	$62.3

Cash from Operating Activities. During the six months ended January 28, 2012, net cash provided by operating activities was $70.9 million. Non-cash items during the six months ended January 28, 2012 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities provided $21.9 million of operating cash flow during the six months ended January 28, 2012. Working capital changes that increased operating cash flow during the six months ended January 28, 2012 were decreases in accounts receivable and net costs and estimated earnings in excess of billings of $35.3 million and $7.9 million, respectively. Other items increasing working capital were income tax receivables of $5.3 million used during the period. Working capital changes that used operating cash flow during the six months ended January 28, 2012 were net increases in other current and other non-current assets combined of $13.7 million, primarily for higher levels of inventory and for other pre-paid costs during the six months ended January 28, 2012. Other uses of working capital included decreases in accounts payable of $0.8 million due to the timing of payments and decreases in other accrued liabilities and accrued insurance claims of $12.2 million. These decreases were primarily attributable to amounts paid for annual incentive compensation during October 2011 and the timing of payments made on our accrued construction and other costs.

Based on average daily revenue during the applicable quarter, days sales outstanding calculated for accounts receivable, net was 35 days as of January 28, 2012 compared to 40 days as of January 29, 2011. Days sales outstanding calculated for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, were 28 days as of January 28, 2012 and 23 days as of January 29, 2011. These changes resulted from growth in operations during the three months ended January 28, 2012, the timing of cash receipts and from the mix of work performed compared to fiscal 2011. We believe that none of our major customers were experiencing financial difficulties which would materially affect our cash flows or liquidity as of January 28, 2012.

During the six months ended January 29, 2011, net cash provided by operating activities was $47.6 million. Operating cash flow and net income for the six months ended January 29, 2011 was reduced by our payment of $4.0 million in consent and other fees related to our repurchase of $86.96 million in aggregate principal amount of our 2015 Notes. Non-cash items during the six months ended January 29, 2011 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, deferred income taxes and the write-off of approximately $1.7 million of debt issuance costs in connection with the repurchase of debt pursuant to our tender offer for the 2015 Notes. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities provided $12.0 million of operating cash flow during the six months ended January 29, 2011. The primary working capital sources during the six months ended January 29, 2011 were decreases in accounts receivable and net costs and estimated earnings in excess of billings of $21.2 million and $12.9 million, respectively.  Working capital changes that used operating cash flow during the six months ended January 29, 2011 were net increases in other current and other non-current assets of $3.9 million, primarily for increased levels of inventory and for other prepaid costs that occur near the beginning of our fiscal year and increases in income taxes receivable of $1.9 million as a result of the timing of federal and state income tax payments. Other uses of working capital included decreases in accounts payable of $7.9 million due to the timing of payments and decreases in other accrued liabilities and accrued insurance claims of $8.5 million. These decreases were primarily attributable to interest payments on our 8.125% senior subordinated notes, including the final interest payments for the 2015 Notes tendered during the quarter, and timing of payments made on our accrued insurance claims.

Cash Used in Investing Activities. During the six months ended January 28, 2012 and January 29, 2011, net cash used in investing activities was $33.9 million and $52.2 million, respectively. During the six months ended January 28, 2012 and January 29, 2011, capital expenditures of $43.4 million and $21.2 million, respectively, were offset in part by proceeds from the sale of assets of $8.9 million and $5.6 million, respectively. Capital expenditures increased during the six months ended January 28, 2012 as compared to the prior year period as the result of spending for new work opportunities and for the replacement activity for certain fleet assets. In addition, we incurred certain capital expenditures to increase the fuel and operating efficiency of our fleet of vehicles. During the six months ended January 29, 2011, we paid $9.0 million and $27.5 million in connection with the acquisitions of Communication Services and NeoCom, respectively. Restricted cash, primarily related to funding provisions of our insurance program, decreased $0.6 million during the six months ended January 28, 2012.

Cash Provided by Financing Activities. Net cash provided by financing activities was $4.5 million during the six months ended January 28, 2012 as compared to net cash provided by financing activities of $62.3 million during the six months ended January 29, 2011. We received $4.0 million and $0.5 million from the exercise of stock options during the six months ended January 28, 2012 and January 29, 2011, respectively, and received excess tax benefits of $1.0 million and $0.2 million from the vesting of restricted stock units and exercises of stock options during the six months ended January 28, 2012 and January 29, 2011, respectively. During the six months ended January 28, 2012 and January 29, 2011, we withheld shares of restricted units and paid $0.3 million and $0.2 million, respectively, to tax authorities in order to meet payroll tax withholdings obligations on restricted units that vested to certain officers and employees during those periods. During the six months ended January 29, 2011, we repurchased 3,531,400 shares of our common stock, at an average price of $9.70 per share, in open market transactions for approximately $34.2 million.

During the six months ended January 29, 2011, we received $187.5 million in proceeds from the issuance of $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021. A portion of the net proceeds from the issuance were used in January 2011 to fund the purchase of $86.96 million principal amount of our 8.125% senior subordinated notes due 2015 pursuant to a concurrent tender offer. We paid $4.4 million in debt issuance costs in connection with the issuance of our 2021 Notes and fees paid associated with out Credit Agreement during fiscal 2011. Additionally, we paid $0.1 million and less than $0.1 million during the six months ended January 28, 2012 and January 29, 2011, respectively, for principal payments on capital leases.

Compliance with Notes and Credit Agreement. On June 4, 2010, we entered into a five-year $225.0 million senior secured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement has an expiration date of June 4, 2015 and provides for maximum borrowings of $225.0 million, including a sublimit of $100.0 million for the issuance of standby letters of credit. Subject to certain conditions, the Credit Agreement provides for the ability to enter into one or more incremental facilities, in an aggregate amount not to exceed $75.0 million, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans. In connection with the issuance of the 2021 Notes, we entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment modified the Credit Agreement to permit the issuance of the 2021 Notes so long as the net cash proceeds of the 2021 Notes were to be used to refinance, prepay, repurchase, redeem, retire and/or defease our 2015 Notes in their entirety within sixty days of issuance. Any remaining net cash proceeds could be used for general corporate purposes. The issuance of the portion of the 2021 Notes in excess of the $175.0 million reduced the amount of other indebtedness permitted by the Credit Agreement by $12.5 million.

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

Borrowings under the Credit Agreement (other than swingline loans as defined in the Credit Agreement) bear interest at a rate equal to either (a) the administrative agent’s base rate, described in the Credit Agreement as the highest of (i) the sum of the federal funds rate and 0.50%; (ii) the administrative agent’s prime rate; and (iii) the eurodollar rate (defined in the Credit Agreement as the British Bankers’ Association LIBOR Rate, divided by the aggregate of 1.00% and one (1) less a reserve percentage (as defined in the Credit Agreement), or (b) the eurodollar rate and an applicable margin based on our consolidated leverage ratio, in each case. Swingline loans bear interest at a rate equal to the administrative agent’s base rate and a margin based on our consolidated leverage ratio. Based on our current consolidated leverage ratio, revolving borrowings would be eligible for a margin of 1.50% for borrowings based on the administrative agent’s base rate and 2.50% for borrowings based on the eurodollar rate.

We incur fees under the Credit Agreement for the unutilized commitments at rates that range from 0.50% to 0.625% per annum, fees for outstanding standby letters of credit at rates that range from 2.00% to 2.75% per annum and fees for outstanding commercial letters of credit at rates that range from 1.00% to 1.375% per annum, in each case based on our consolidated leverage ratio. At our current ratio, fees for unutilized commitments, outstanding standby letters of credit and commercial letters of credit are at rates per annum of 0.50%, 2.50% and 1.25%, respectively.

The Credit Agreement contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, sale-leaseback transactions, transactions with affiliates and capital expenditures. The Credit Agreement contains financial covenants that require us to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.00, as measured on a trailing four-quarter basis at the end of each fiscal quarter and (ii) maintain a consolidated interest coverage ratio of not less than 2.75 to 1.00 for fiscal quarters ending July 31, 2010 through April 28, 2012 and not less than 3.00 to 1.00 for the fiscal quarter ending July 28, 2012 and each fiscal quarter thereafter, as measured on a trailing four-quarter basis at the end of each fiscal quarter. The Credit Agreement prohibits cash distributions (including dividends) on our capital stock unless, on a pro forma basis after giving effect to the distribution, we were in compliance with the financial covenants under the Credit Agreement, including having a consolidated leverage ratio of less than 2.75 to 1.00, at the end of the last fiscal quarter, and would have unrestricted cash and/or availability under the Credit Agreement of not less than $40.0 million. As of January 28, 2012, we had no outstanding borrowings and $39.1 million of outstanding standby letters of credit issued under the Credit Agreement. The outstanding standby letters of credit are issued as part of our insurance program. At January 28, 2012, we had additional borrowing availability of up to $185.9 million, as determined by the most restrictive covenants of the Credit Agreement, and we were in compliance with the financial and other covenants.

On January 21, 2011, Dycom Investments, Inc., one of our subsidiaries, accepted tenders for $86.96 million in aggregate principal amount of outstanding 2015 Notes pursuant to our previously announced tender offer to purchase, for cash, any and all of our $135.35 million in aggregate principal amount of outstanding 2015 Notes. Holders of the accepted 2015 Notes received total consideration of $1,043.13 per $1,000 principal amount of 2015 Notes tendered (which included a $20 consent payment per $1,000 principal amount of 2015 Notes tendered). The total cash payment to purchase the tendered 2015 Notes, including accrued and unpaid interest, was approximately $92.6 million.

On February 21, 2011, we redeemed the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes not tendered pursuant to the tender offer described above at a redemption price of 104.063% of the principal amount, in addition to accrued and unpaid interest. As a result of the retirement of our 2015 Notes, during the three months ended January 29, 2011 we recognized debt extinguishment costs of $4.0 million, comprised of tender premiums and legal and professional fees associated with the tender offer and subsequent redemption and $1.7 million for the write-off of deferred debt issuance costs. As a result of the redemption in February 2011, we recognized a loss on debt extinguishment of approximately $2.6 million during the quarter ended April 30, 2011 related to the call premium and write-off of debt issuance costs for the 2015 Notes redeemed.

Additionally, on January 21, 2011, we issued and sold $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021. The 2021 Notes are guaranteed by certain of our subsidiaries. A portion of the net proceeds from the sale of the 2021 Notes was used to fund our purchase of the 2015 Notes pursuant to the tender offer and redemption described above.

The indenture governing the 2021 Notes contains covenants that limit, among other things, our ability, and the ability of certain of our subsidiaries to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of our subsidiaries to pay dividends or make payments to us or our restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of our assets. As of January 28, 2012, the principal amount outstanding under the 2021 Notes was $187.5 million and we were in compliance with the covenants and conditions under the indenture governing the 2021 Notes.

Contractual Obligations.   The following tables set forth our outstanding contractual obligations, including related party leases, as of January 28, 2012:

	Less than 1 Year	Years 1-3	Years 3 - 5	Greater than 5 Years	Total
	(Dollars in thousands)

7.125% senior subordinated notes due 2021	$-	$-	$-	$187,500	$187,500
Interest payments on debt (excluding capital leases)	13,359	26,719	26,719	53,437	120,234
Capital lease obligations (including interest and executory costs)	173	-	-	-	173
Operating lease obligations	9,626	11,634	4,231	2,674	28,165
Employment agreements	2,445	1,249	-	-	3,694
Purchase and other contractual obligations	12,927	-	-	-	12,927
Total	$38,530	$39,602	$30,950	$243,611	$352,693

Purchase and other contractual obligations in the above table primarily include vehicles and equipment ordered under contracted agreements that have not been received. Additionally, we have excluded contractual obligations under the multiemployer defined pension plan that covers certain of our employees as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of January 28, 2012.

Our condensed consolidated balance sheet as of January 28, 2012 includes a long-term liability of approximately $22.6 million for accrued insurance claims.  This liability has been excluded from the above table as the timing of any cash payments is uncertain. See Note 8 of the Notes to our Condensed Consolidated Financial Statements for additional information regarding our accrued insurance claims liability.

The liability for unrecognized tax benefits for uncertain tax positions at both January 28, 2012 and July 31, 2011 was $2.1 million and is included in other liabilities in our condensed consolidated balance sheet.  This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Off-Balance Sheet Arrangements.

Performance Bonds and Guarantees - We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our obligations under a contract. As of January 28, 2012, we had $193.3 million of outstanding performance and other surety contract bonds and no events have occurred in which customers have exercised their rights under any such bonds. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.

Letters of Credit - We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These standby letters of credit collateralize our obligations to our insurance carriers in connection with the settlement of potential claims. As of January 28, 2012, we had $39.1 million outstanding standby letters of credit issued under the Credit Agreement.

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

Our backlog totaled $1.819 billion and $1.412 billion at January 28, 2012 and July 30, 2011, respectively. We expect to complete 53.2% of the January 28, 2012 backlog during the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to interest rates on our cash and equivalents and our debt obligations. We monitor the effects of market changes on interest rates and manage interest rate risks by investing in short-term cash equivalents with market rates of interest and by maintaining a mix of fixed and variable rate debt obligations. A hypothetical 50 basis point increase in interest rates would result in an increase to annual earnings of approximately $0.4 million if our cash and equivalents held as of January 28, 2012 were to be fully invested in interest bearing financial instruments.

Our revolving credit facility permits borrowings at a variable rate of interest. We had no outstanding borrowings as of January 28, 2012. Outstanding long-term debt at January 28, 2012 included $187.5 million of our senior subordinated notes due in 2021, which bear a fixed rate of interest of 7.125%. Due to the fixed rate of interest on the notes, changes in interest rates would not have an impact on the related interest expense. The fair value of the outstanding notes totaled approximately $191.0 million as of January 28, 2012, based on quoted market prices. There exists market risk sensitivity on the fair value of the fixed rate notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the notes of approximately $6.2 million, calculated on a discounted cash flow basis.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of January 28, 2012, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of January 28, 2012, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 28, 2012, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of legal proceedings affecting the Company refer to Part 1, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended July 30, 2011. There were no material developments to the legal proceedings affecting the Company during the six months ended January 28, 2012.

As part of our insurance program, we retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages, and we have established reserves that we believe to be adequate based on current evaluations and our experience with these types of claims. For these claims, the effect on our financial statements is generally limited to the amount needed to satisfy our insurance deductibles or retentions.

From time to time, we and our subsidiaries are parties to various other claims and legal proceedings. It is the opinion of our management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on the Company’s consolidated financial statements.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended July 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the three months ended January 28, 2012, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes the Company’s purchases of its common stock during the three months ended January 28, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 30, 2011 - November 26, 2011	-	$-		-	(b)
November 27, 2011 - December 24, 2011	14,785	$19.75	(a)	-	(b)
December 25, 2011 - January 28, 2012	-	$-		-	(b)

(a) Shares were withheld to satisfy tax withholding obligations that arose on the vesting of restricted stock units.
(b) On May 25, 2011 the Board of Directors authorized $20.0 million for share repurchases to be made over the subsequent eighteen month period in open market or private transactions. As of January 28, 2012, approximately $10.9 million remained authorized for repurchases through November 2012.

Item 5. Other Information.

At the Company’s Annual Meeting of Shareholders held on November 22, 2011, the Company’s shareholders voted on, among other things, a proposal regarding the frequency of future advisory votes on executive compensation.  Consistent with the recommendation of the Company’s Board of Directors, a majority of the votes cast by shareholders voted to hold future advisory votes on executive compensation on an annual basis.  Following consideration of the shareholder advisory vote on this proposal, the Company’s Board of Directors decided, at a meeting held on February 28, 2012, that the Company will hold future advisory votes on executive compensation every year until the next required vote on the frequency of future advisory votes on executive compensation.  The next required vote on the frequency of future advisory votes on executive compensation is scheduled to occur at the Company’s Annual Meeting of Shareholders in 2017.

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

101++
Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three and six months ended January 28, 2012, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

+ Filed herewith
++ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	March 1, 2012	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date:	March 1, 2012	/s/ H. Andrew DeFerrari
Name: H. Andrew DeFerrari Title: Senior Vice President and Chief Financial Officer