Form 10-Q
period 2012-04-28
DYCOM INDUSTRIES INC
filed 2012-05-24
CIK 67215

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2012

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

There were 33,617,455 shares of common stock with a par value of $0.33 1/3 outstanding at May 23, 2012.

Dycom Industries, Inc.

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.	Exhibits	40

Signatures		41
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 28,	July 30,
	2012	2011
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$66,710	$44,766
Accounts receivable, net	121,638	138,552
Costs and estimated earnings in excess of billings	105,874	90,855
Inventories	29,795	20,558
Deferred tax assets, net	15,653	15,957
Income taxes receivable	867	8,685
Other current assets	12,278	10,938
Total current assets	352,815	330,311

PROPERTY AND EQUIPMENT, NET	155,036	149,439
GOODWILL	174,849	174,849
INTANGIBLE ASSETS, NET	51,364	56,279
OTHER	12,981	13,877
TOTAL NON-CURRENT ASSETS	394,230	394,444
TOTAL ASSETS	$747,045	$724,755

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,287	$39,399
Current portion of debt	121	232
Billings in excess of costs and estimated earnings	979	749
Accrued insurance claims	25,123	26,092
Other accrued liabilities	51,294	52,041
Total current liabilities	110,804	118,513

LONG-TERM DEBT	187,500	187,574
ACCRUED INSURANCE CLAIMS	22,546	23,344
DEFERRED TAX LIABILITIES, NET NON-CURRENT	44,011	39,923
OTHER LIABILITIES	3,798	3,550
Total liabilities	368,659	372,904

COMMITMENTS AND CONTINGENCIES, Notes 10, 11, and 16

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	-	-
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 33,593,696 and 33,487,640 issued and outstanding, respectively	11,198	11,162
Additional paid-in capital	113,449	112,991
Accumulated other comprehensive income	243	299
Retained earnings	253,496	227,399
Total stockholders' equity	378,386	351,851
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$747,045	$724,755

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	April 28,	April 30,
	2012	2011
	(Dollars in thousands, except per share amounts)

REVENUES:
Contract revenues	$296,103	$252,363

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	241,386	207,045
General and administrative (including stock-based compensation expense of $1.9 million and $1.3 million, respectively)	26,956	23,678
Depreciation and amortization	15,561	15,491
Total	283,903	246,214

Interest expense, net	(4,178)	(4,395)
Loss on debt extinguishment	-	(2,557)
Other income, net	7,627	3,500

INCOME BEFORE INCOME TAXES	15,649	2,697

PROVISION (BENEFIT) FOR INCOME TAXES:

Current	5,172	(1,326)
Deferred	832	2,534
Total	6,004	1,208

NET INCOME	$9,645	$1,489

EARNINGS PER COMMON SHARE:

Basic earnings per common share	$0.29	$0.04

Diluted earnings per common share	$0.28	$0.04

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	33,741,255	34,706,822

Diluted	34,682,891	35,323,667

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	April 28,	April 30,
	2012	2011
	(Dollars in thousands, except per share amounts)

REVENUES:
Contract revenues	$883,085	$732,150

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	716,812	597,987
General and administrative (including stock-based compensation expense of $4.9 million and $3.1 million, respectively)	76,589	68,338
Depreciation and amortization	47,047	46,894
Total	840,448	713,219

Interest expense, net	(12,528)	(11,813)
Loss on debt extinguishment	-	(8,296)
Other income, net	12,943	7,464

INCOME BEFORE INCOME TAXES	43,052	6,286

PROVISION (BENEFIT) FOR INCOME TAXES:

Current	12,626	(1,350)
Deferred	4,330	4,494
Total	16,956	3,144

NET INCOME	$26,096	$3,142

EARNINGS PER COMMON SHARE:

Basic earnings per common share	$0.78	$0.09

Diluted earnings per common share	$0.76	$0.09

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	33,669,974	35,800,175

Diluted	34,516,902	36,130,585

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	April 28,	April 30,
	2012	2011
	(Dollars in thousands)

OPERATING ACTIVITIES:
Net income	$26,096	$3,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,047	46,894
Bad debt expense, net	180	12
Gain on sale of fixed assets	(12,578)	(6,810)
Write-off of deferred financing costs	-	2,337
Deferred income tax provision	4,330	4,494
Stock-based compensation	4,901	3,086
Amortization of debt issuance costs	971	975
Excess tax benefit from share-based awards	(1,361)	(251)
Change in operating assets and liabilities:
Accounts receivable, net	16,734	14,590
Costs and estimated earnings in excess of billings, net	(14,789)	(6,073)
Other current assets and inventory	(12,427)	(3,361)
Other assets	(146)	807
Income taxes receivable	9,383	(3,210)
Accounts payable	1,903	(1,144)
Accrued liabilities, insurance claims, and other liabilities	(1,791)	(3,398)
Net cash provided by operating activities	68,453	52,090

INVESTING ACTIVITIES:
Capital expenditures	(62,790)	(32,255)
Proceeds from sale of assets	20,528	9,690
Cash paid for acquisitions	-	(36,500)
Changes in restricted cash	550	216
Net cash used in investing activities	(41,712)	(58,849)

FINANCING ACTIVITIES:
Proceeds from issuance of 7.125% senior subordinated notes due 2021	-	187,500
Principal payments on long-term debt	(186)	(135,667)
Debt issuance costs	-	(5,105)
Repurchases of common stock	(10,942)	(55,491)
Exercise of stock options and other	5,299	1,174
Restricted stock tax withholdings	(329)	(196)
Excess tax benefit from share-based awards	1,361	251
Net cash used in financing activities	(4,797)	(7,534)

Net increase (decrease) in cash and equivalents	21,944	(14,293)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	44,766	103,320

CASH AND EQUIVALENTS AT END OF PERIOD	$66,710	$89,027

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$8,220	$10,327
Income taxes	$2,697	$2,786

Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$1,683	$2,138

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

Basis of Presentation – Dycom Industries, Inc. (“Dycom” or the “Company”) is a leading provider of specialty contracting services. These services, which are provided throughout the United States and in Canada, include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others.

The condensed consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly-owned.  All intercompany accounts and transactions have been eliminated and the financial statements reflect all adjustments, consisting of only normal recurring accruals that are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, the financial statements do not include all of the financial information and footnotes required by GAAP for complete financial statements. Additionally, the results of operations for the three and nine months ended April 28, 2012 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the entire year ended July 30, 2011 included in the Company’s 2011 Annual Report on Form 10-K, filed with the SEC on September 2, 2011.

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

Restricted Cash – As of April 28, 2012 and July 30, 2011, the Company had approximately $4.1 million and $4.7 million in restricted cash, respectively, which is held as collateral in support of the Company’s insurance obligations. Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the condensed consolidated statements of cash flows.

Comprehensive Income (Loss) – During the three and nine months ended April 28, 2012 and April 30, 2011, the Company did not have any material changes in its equity resulting from non-owner sources. Accordingly, comprehensive income (loss) approximated the net income amounts presented for the respective period’s operations.

Fair Value of Financial Instruments – Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), defines and establishes a measurement framework for fair value and expands disclosure requirements. ASC Topic 820 requires that assets and liabilities carried at fair value are classified and disclosed in one of the following three categories: (1) Level 1 - Quoted market prices in active markets for identical assets or liabilities; (2) Level 2 - Observable market-based inputs or unobservable inputs that are corroborated by market data; and (3) Level 3 - Unobservable inputs not corroborated by market data which require the reporting entity’s own assumptions. The Company’s financial instruments consist primarily of cash and equivalents, restricted cash, accounts and other receivables, income taxes receivable and payable, accounts payable and certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the Company’s outstanding 7.125% senior subordinated notes due 2021( the “2021 Notes”). The Company determined that the fair value of the 2021 Notes at April 28, 2012 was $192.4 million based on quoted market prices as compared to a carrying value of $187.5 million.

Segment Information – The Company operates in one reportable segment as a specialty contractor, providing engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. All of the Company’s operating segments have been aggregated into one reporting segment due to their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. The Company’s services are provided by its various subsidiaries throughout the United States and in Canada. One of the Company’s operating segments earned revenues from contracts in Canada of approximately $2.5 million and $8.8 million during the three and nine months ended April 28, 2012, respectively, and $1.0 million and $4.2 million during the three and nine months ended April 30, 2011, respectively. The Company had no material long-lived assets in the Canadian operations at April 28, 2012 or July 30, 2011.

 Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 also requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. The amendments of ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”). ASU 2011-12 defers only those provisions in ASU 2011-05 relating to the presentation of the reclassification adjustments. ASU 2011-12 and the remaining provisions of ASU 2011-05 are effective retrospectively for annual periods, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Company’s condensed consolidated financial statements. The Company is currently evaluating the presentation alternatives noted in ASU 2011-05.

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

2. Computation of Earnings Per Common Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted share units. Diluted earnings per common share includes the weighted average common shares outstanding for the period and dilutive potential common shares, including unvested time vesting and certain performance vesting restricted share units. Performance vesting restricted share units are only included in diluted earnings per common share calculations for the period if all the necessary performance conditions are satisfied and their impact is not anti-dilutive. Common stock equivalents related to stock options are excluded from diluted earnings per common share calculations if their effect would be anti-dilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation as required by FASB ASC Topic 260, Earnings Per Share.

	For the Three Months Ended		For the Nine Months Ended
	April 28,	April 30,	April 28,	April 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)

Net income available to common stockholders (numerator)	$9,645	$1,489	$26,096	$3,142

Weighted-average number of common shares (denominator)	33,741,255	34,706,822	33,669,974	35,800,175

Basic earnings per common share	$0.29	$0.04	$0.78	$0.09

Weighted-average number of common shares	33,741,255	34,706,822	33,669,974	35,800,175
Potential common stock arising from stock options, and unvested restricted share units	941,636	616,845	846,928	330,410
Total shares-diluted (denominator)	34,682,891	35,323,667	34,516,902	36,130,585

Diluted earnings per common share	$0.28	$0.04	$0.76	$0.09

Anti-dilutive weighted shares excluded from the calculation of earnings per share	1,166,613	2,051,652	1,245,950	2,054,837

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

The Communication Services and NeoCom acquisitions were not material to the Company.

4. Accounts Receivable

Accounts receivable consists of the following:

	April 28,	July 30,
	2012	2011
	(Dollars in thousands)

Contract billings	$116,253	$136,371
Retainage and other receivables	5,654	2,549
Total	121,907	138,920
Less: allowance for doubtful accounts	(269)	(368)
Accounts receivable, net	$121,638	$138,552

As of April 28, 2012, the Company expected to collect all retainage balances above within the next twelve months.

The allowance for doubtful accounts changed as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 28,	April 30,	April 28,	April 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Allowance for doubtful accounts at beginning of period	$409	$546	$368	$560
Bad debt expense (recovery), net	112	(75)	180	12
Amounts charged against the allowance	(252)	(25)	(279)	(126)
Allowance for doubtful accounts at end of period	$269	$446	$269	$446

5. Costs and Estimated Earnings on Contracts in Excess of Billings

Costs and estimated earnings in excess of billings, net, consists of the following:

	April 28, 2012	July 30, 2011
	(Dollars in thousands)

Costs incurred on contracts in progress	$86,124	$71,685
Estimated to date earnings	19,750	19,170
Total costs and estimated earnings	105,874	90,855
Less: billings to date	(979)	(749)
	$104,895	$90,106

Included in the accompanying condensed consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$105,874	$90,855
Billings in excess of costs and estimated earnings	(979)	(749)
	$104,895	$90,106

 The above amounts include revenue for services from contracts based both on the units-of-delivery and the cost-to-cost measures of the percentage of completion method.

6. Property and Equipment

Property and equipment, including amounts for assets subject to capital leases, consists of the following:

	April 28, 2012	July 30, 2011
	(Dollars in thousands)

Land	$3,016	$3,165
Buildings	10,888	11,707
Leasehold improvements	4,663	4,554
Vehicles	219,775	216,648
Computer hardware and software	57,948	54,998
Office furniture and equipment	5,580	5,477
Equipment and machinery	130,595	127,412
Total	432,465	423,961
Less: accumulated depreciation	(277,429)	(274,522)
Property and equipment, net	$155,036	$149,439

    Depreciation expense and repairs and maintenance, including amounts for assets subject to capital leases, were as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 28,	April 30,	April 28,	April 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Depreciation expense	$13,953	$13,672	$42,132	$41,823
Repairs and maintenance expense	$3,699	$3,907	$11,936	$11,156

7. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for fiscal 2012 are as follows:

		Nine Months Ended
		April 28, 2012
	As of	Impairment		As of
	July 30, 2011	Losses	Other	April 28, 2012
		(Dollars in thousands)

Goodwill	$370,616	$-	$-	$370,616
Accumulated impairment losses	(195,767)	-	-	(195,767)
	$174,849	$-	$-	$174,849

The Company’s intangible assets consist of the following:

	April 28, 2012	July 30, 2011
	(Dollars in thousands)
Carrying amount:
Customer relationships	$89,145	$89,145
UtiliQuest trade name	4,700	4,700
Trade names	2,860	2,860
Non-compete agreements	150	150
	96,855	96,855
Accumulated amortization:
Customer relationships	44,325	39,601
Trade names	1,126	957
Non-compete agreements	40	18
Net Intangible Assets	$51,364	$56,279

Amortization expense for finite-lived intangible assets for the three months ended April 28, 2012 and April 30, 2011 was $1.6 million and $1.8 million, respectively. Amortization expense for finite-lived intangible assets for each of the nine months ended April 28, 2012 and April 30, 2011 was $4.9 million and $5.1 million, respectively. The remaining weighted average amortization period for all finite-lived intangible assets as of April 28, 2012 is 9.6 years, while the remaining weighted average amortization periods for customer relationships, trade names, and non-compete agreements are 9.6 years, 8.4 years, and 3.7 years, respectively. The customer relationships of Communication Services and NeoCom have an estimated useful life of 15 years. Amortization of the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life.

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

As of April 28, 2012, the Company believes the carrying value of its goodwill and other indefinite-lived intangible assets is recoverable; however, there can be no assurances that they will not be impaired in future periods. Certain of the Company’s reporting units also have other intangible assets including customer relationships, trade names, and non-compete intangibles. As of April 28, 2012, management believes that the carrying amounts of the intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

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

	April 28, 2012	July 30, 2011
	(Dollars in thousands)
Amounts expected to be paid within one year:
Accrued auto, general liability and workers' compensation	$16,403	$16,708
Accrued employee group health	3,063	2,728
Accrued damage claims	5,657	6,656
	25,123	26,092
Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers' compensation	20,192	20,539
Accrued damage claims	2,354	2,805
	22,546	23,344
Total accrued insurance claims	$47,669	$49,436

9. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	April 28, 2012	July 30, 2011
	(Dollars in thousands)

Accrued payroll and related taxes	$18,700	$18,959
Accrued employee benefit and incentive plan costs	9,433	9,683
Accrued construction costs	10,866	11,743
Accrued interest and related bank fees	3,984	703
Other current liabilities	8,311	10,953
Total other accrued liabilities	$51,294	$52,041

Other current liabilities within the above table includes income taxes payable of $1.3 million and $0.2 million as of April 28, 2012 and July 30, 2011, respectively.

10. Debt

The Company’s outstanding indebtedness consists of the following:

	April 28, 2012	July 30, 2011
	(Dollars in thousands)

7.125% senior subordinated notes due 2021	$187,500	$187,500
Capital leases	121	306
	187,621	187,806
Less: current portion	(121)	(232)
Long-term debt	$187,500	$187,574

   On June 4, 2010, the Company entered into a five-year $225.0 million senior secured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement has an expiration date of June 4, 2015 and provides for maximum borrowings of $225.0 million, including a sublimit of $100.0 million for the issuance of standby letters of credit. Subject to certain conditions, the Credit Agreement provides for the ability to enter into one or more incremental facilities, in an aggregate amount not to exceed $75.0 million, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans. In connection with the issuance of the 2021 Notes, the Company entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment modified the Credit Agreement to permit the issuance of the 2021 Notes so long as the net cash proceeds of the 2021 Notes were to be used to refinance, prepay, repurchase, redeem, retire and/or defease the Company’s 8.125% senior subordinated notes due 2015 (the “2015 Notes”) in their entirety within sixty days of issuance. Any remaining net cash proceeds could be used for general corporate purposes. The Company used $12.5 million of the proceeds from issuing the 2021 Notes to reduce the amount of other indebtedness permitted by the Credit Agreement.

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

Borrowings under the Credit Agreement (other than swingline loans as defined in the Credit Agreement) bear interest at a rate equal to either (a) the administrative agent’s base rate, described in the Credit Agreement as the highest of (i) the sum of the federal funds rate and 0.50%; (ii) the administrative agent’s prime rate; and (iii) the eurodollar rate (defined in the Credit Agreement as the British Bankers’ Association LIBOR Rate, divided by the aggregate of 1.00% and one (1) less a reserve percentage (as defined in the Credit Agreement), or (b) the eurodollar rate, in addition to an applicable margin based on the Company’s consolidated leverage ratio, in each case. Swingline loans bear interest at a rate equal to the administrative agent’s base rate and a margin based on the Company’s consolidated leverage ratio. Based on the Company’s consolidated leverage ratio as of April 28, 2012, revolving borrowings are eligible for a margin of 1.250% if based on the administrative agent’s base rate and 2.250% if based on the eurodollar rate.

    The Company incurs fees under the Credit Agreement for the unutilized commitments at rates that range from 0.50% to 0.625% per annum, fees for outstanding standby letters of credit at rates that range from 2.00% to 2.75% per annum and fees for outstanding commercial letters of credit at rates that range from 1.00% to 1.375% per annum, in each case based on the Company's consolidated leverage ratio. As of April 28, 2012, fees for unutilized commitments and outstanding standby letters of credit were at rates per annum of 0.50% and 2.50%, respectively.

The Credit Agreement contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, sale-leaseback transactions, transactions with affiliates and capital expenditures. The Credit Agreement contains financial covenants that require the Company to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.00, as measured on a trailing four-quarter basis at the end of each fiscal quarter and (ii) maintain a consolidated interest coverage ratio of not less than 2.75 to 1.00 for fiscal quarters ending July 31, 2010 through April 28, 2012 and not less than 3.00 to 1.00 for the fiscal quarter ending July 28, 2012 and each fiscal quarter thereafter, as measured on a trailing four-quarter basis at the end of each fiscal quarter. As of April 28, 2012, the Company had no outstanding borrowings and $39.1 million of outstanding standby letters of credit issued under the Credit Agreement. The outstanding standby letters of credit are issued as part of the Company’s insurance program. At April 28, 2012, the Company was in compliance with the financial covenants and had additional borrowing availability of up to $185.9 million, as determined by the most restrictive covenants of the Credit Agreement.

On January 21, 2011, Dycom Investments, Inc. (“Issuer”) accepted tenders for $86.96 million in aggregate principal amount of outstanding 2015 Notes pursuant to its previously announced tender offer to purchase, for cash, any and all of its $135.35 million in aggregate principal amount of outstanding 2015 Notes. Holders of the accepted 2015 Notes received total consideration of $1,043.13 per $1,000 principal amount of 2015 Notes tendered (which included a $20 consent payment per $1,000 principal amount of 2015 Notes tendered). The total cash payment to purchase the tendered 2015 Notes, including accrued and unpaid interest, was approximately $92.6 million. On February 21, 2011, the Issuer redeemed the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes not tendered pursuant to the tender offer described above at a redemption price of 104.063% of the principal amount, in addition to accrued and unpaid interest. As a result, the Company recognized a loss on debt extinguishment of approximately $2.0 million and $6.0 million during the three and nine months ended April 30, 2011, respectively, comprised of tender premiums and legal and professional fees associated with the tender offer and redemption and $0.6 million and $2.3 million, respectively, for the write off of deferred debt issuance costs for the 2015 Notes redeemed.

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

The indenture governing the 2021 Notes contains covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of the Company’s subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of its assets. As of April 28, 2012, the principal amount outstanding under the 2021 Notes was $187.5 million.

The Company has $0.1 million in capital lease obligations it assumed in connection with the November 2010 acquisition of Communication Services as of April 28, 2012. The capital leases include obligations for certain vehicles and equipment and expire at various dates in fiscal 2012.

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

As of both April 28, 2012 and July 30, 2011, the Company had total unrecognized tax benefits of $2.1 million which would reduce the Company’s effective tax rate during future periods if it is subsequently determined that those liabilities are not required. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. Interest expense related to unrecognized tax benefits was immaterial for each of the three and nine months ended April 28, 2012 and April 30, 2011.

12. Other Income, Net

The components of other income, net, are as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 28,	April 30,	April 28,	April 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Gain on sale of fixed assets	$7,439	$3,300	$12,578	$6,810
Miscellaneous income, net	188	200	365	654
Total other income, net	$7,627	$3,500	$12,943	$7,464

13. Capital Stock

During fiscal 2011 and fiscal 2012, the Company made the following repurchases under previously authorized share repurchase programs:

Three Months Ending	Number of Shares Repurchased	Total Consideration (Dollars in thousands)	Average Price Per Share

October 30, 2010	3,239,900	$31,036	$9.58
January 29, 2011	291,500	$3,203	$10.99
April 30, 2011	1,278,100	$21,252	$16.63
July 30, 2011	580,000	$9,057	$15.62
April 28, 2012	495,500	$10,942	$22.08

 All shares repurchased have been subsequently cancelled. On March 15, 2012, the Board of Directors authorized $40.0 million to repurchase shares of the Company’s outstanding common stock to be made over the next eighteen months in open market or private transactions. As of April 28, 2012, the full $40.0 million remained authorized for repurchase through September 15, 2013.

14. Stock-Based Awards

Stock-based awards are granted by the Company under its 2003 Long-term Incentive Plan (“2003 Plan”) and the 2007 Non-Employee Directors Equity Plan (“2007 Directors Plan” and, together with the 2003 Plan, the “Plans”). The Company also has several other plans, both expired and current, under which awards are outstanding but under which no further awards will be granted. The Plans provide for the grants of stock options, time based restricted share units (“RSUs”), and performance based restricted share units (“Performance RSUs”). Stock options are granted at the closing price on the date of the grant, generally vest ratably over a four year period, and are exercisable over a period of up to ten years. RSUs vest ratably over a four year period from the date of grant and Performance RSUs vest over a three year period from the grant date if certain Company performance goals are achieved.

The following table summarizes the stock-based awards activity during the nine months ended April 28, 2012:

	Stock Options		RSUs		Performance RSUs*
	Shares	Weighted Average Exercise Price	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price

Outstanding as of July 30, 2011	3,879,555	$15.91	215,319	$11.56	149,552	$10.49
Granted	124,816	$19.44	94,132	$19.45	721,596	$19.47
Options Exercised/Share Units Vested	(521,817)	$10.15	(80,377)	$12.30	(17,745)	$10.09
Forfeited or cancelled	(78,771)	$15.09	(6,314)	$11.88	(72,545)	$10.85
Outstanding as of April 28, 2012	3,403,783	$16.95	222,760	$14.49	780,858	$18.77

Exercisable options as of April 28, 2012	1,967,821	$20.68

*The Performance RSUs in the above table represent the maximum number of awards that could vest, which is two hundred percent of the target award. Accordingly, the target amount of Performance RSUs outstanding as of April 28, 2012 was approximately 390,000.

Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the condensed consolidated statements of operations. The compensation expense and the related tax benefit recognized related to stock options and restricted share units for the three and nine months ended April 28, 2012 and April 30, 2011 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 28,	April 30,	April 28,	April 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Stock-based compensation expense	$1,933	$1,314	$4,901	$3,086
Tax benefit recognized	$(732)	$(414)	$(1,834)	$(905)

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

Under the Plans, the maximum total unrecognized compensation expense and weighted-average period over which the expense would be recognized subsequent to April 28, 2012 is shown below. For performance based awards, the unrecognized compensation expense is based on the maximum amount of restricted share units that can be earned under outstanding awards. If the performance goals are not met, no compensation expense will be recognized for these share units and compensation expense previously recognized will be reversed.

	Unrecognized Compensation Expense	Weighted-Average Period
	(In thousands)	(In years)

Stock options	$8,537	2.5
Unvested RSUs	$2,804	2.9
Unvested Performance RSUs	$13,606	2.3

15. Related Party Transactions

The Company leases administrative offices from entities related to officers of the Company’s subsidiaries. The total expense under these arrangements was $0.4 million for each of the three months ended April 28, 2012 and April 30, 2011, and $1.2 million and $1.1 million for the nine months ended April 28, 2012 and April 30, 2011, respectively. Additionally, the Company paid $0.3 million in subcontracting services to entities related to officers of certain of its subsidiaries during each of the three and nine months ended April 28, 2012.

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

Performance Bonds and Guarantees

The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of April 28, 2012, the Company had $225.6 million of outstanding performance and other surety contract bonds and no events have occurred in which the customers have exercised their rights under the bonds.

The Company has periodically guaranteed certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.

Letters of Credit

The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize the Company’s obligations to its insurance carriers in connection with the settlement of potential claims. As of April 28, 2012, the Company had $39.1 million outstanding standby letters of credit issued under the Credit Agreement.

17. Concentration of Credit Risk

The Company’s customer base is highly concentrated. The top five customers accounted for approximately 59.1% and 62.3% of its total revenues for the nine months ended April 28, 2012 and April 30, 2011, respectively. AT&T Inc. (“AT&T”), CenturyLink, Inc. (“CenturyLink”), Comcast Corporation (“Comcast”), and Verizon Communications, Inc. (“Verizon”) represent a significant portion of the Company’s customer base and were over 10% or more of total revenue during the three or nine months ended April 28, 2012 or April 30, 2011 as reflected in the following table:

	For the Three Months Ended		For the Nine Months Ended
	April 28,	April 30,	April 28,	April 30,
	2012	2011	2012	2011

AT&T	13.4%	21.1%	14.1%	22.2%
CenturyLink*	13.0%	11.0%	13.6%	10.2%
Comcast	12.5%	13.7%	12.7%	15.1%
Verizon	11.1%	8.7%	11.0%	8.0%

*For comparison purposes, revenues from CenturyLink, Inc. and Qwest Communications International, Inc. have been combined for periods prior to their April 2011 merger.

The Company believes that none of its significant customers were experiencing financial difficulties which would materially impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of April 28, 2012. Customers representing 10% or more of combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings as of April 28, 2012 or July 30, 2011 had the following outstanding balances and the related percentage of the Company’s total outstanding balances:

	April 28, 2012		July 30, 2011
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)

CenturyLink	$33.2	14.6%	$41.4	18.0%
Windstream Corporation	$28.5	12.5%	$20.5	8.9%
Verizon	$28.1	12.3%	$26.4	11.5%
AT&T	$19.9	8.7%	$29.2	12.7%

18. Supplemental Consolidating Financial Statements

As of April 28, 2012, the outstanding aggregate principal amount of the Company’s 2021 Notes was $187.5 million. The 2021 Notes were issued by Dycom Investments, Inc. (the “Issuer”) in fiscal 2011 as further discussed in Note 10. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent”) on a parent only basis, (ii) the Issuer, (iii) the guarantor subsidiaries for the 2021 Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The condensed consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. Intercompany charges (income) between the Parent and subsidiaries are recognized in the condensed consolidating financial statements during the period incurred and the settlement of intercompany balances is reflected in the condensed consolidating statement of cash flows based on the nature of the underlying transactions.

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
APRIL 28, 2012

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$-	$-	$65,353	$1,357	$-	$66,710
Accounts receivable, net	-	-	120,286	1,352	-	121,638
Costs and estimated earnings in excess of billings	-	-	104,797	1,077	-	105,874
Inventories	-	-	29,795	-	-	29,795
Deferred tax assets, net	1,148	-	14,604	165	(264)	15,653
Income taxes receivable	867	-	-	-	-	867
Other current assets	4,603	23	6,675	977	-	12,278
Total current assets	6,618	23	341,510	4,928	(264)	352,815

PROPERTY AND EQUIPMENT, NET	8,614	-	130,795	15,627	-	155,036
GOODWILL	-	-	174,849	-	-	174,849
INTANGIBLE ASSETS, NET	-	-	51,364	-	-	51,364
DEFERRED TAX ASSETS, NET NON-CURRENT	-	54	8,067	179	(8,300)	-
INVESTMENT IN SUBSIDIARIES	721,169	1,410,015	-	-	(2,131,184)	-
INTERCOMPANY RECEIVABLES	-	-	852,758	2,464	(855,222)	-
OTHER	6,353	4,444	1,989	195	-	12,981
TOTAL NON-CURRENT ASSETS	736,136	1,414,513	1,219,822	18,465	(2,994,706)	394,230
TOTAL ASSETS	$742,754	$1,414,536	$1,561,332	$23,393	$(2,994,970)	$747,045

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$276	$-	$32,260	$751	$-	$33,287
Current portion of debt	-	-	121	-	-	121
Billings in excess of costs and estimated earnings	-	-	979	-	-	979
Accrued insurance claims	635	-	24,388	100	-	25,123
Deferred tax liabilities	-	191	3	70	(264)	-
Other accrued liabilities	5,426	4,164	40,316	1,388	-	51,294
Total current liabilities	6,337	4,355	98,067	2,309	(264)	110,804

LONG-TERM DEBT	-	187,500	-	-	-	187,500
ACCRUED INSURANCE CLAIMS	715	-	21,741	90	-	22,546
DEFERRED TAX LIABILITIES, NET NON-CURRENT	737	-	49,864	1,710	(8,300)	44,011
INTERCOMPANY PAYABLES	353,710	501,512	-	-	(855,222)	-
OTHER LIABILITIES	2,869	-	926	3	-	3,798
Total liabilities	364,368	693,367	170,598	4,112	(863,786)	368,659
Total stockholders' equity	378,386	721,169	1,390,734	19,281	(2,131,184)	378,386
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$742,754	$1,414,536	$1,561,332	$23,393	$(2,994,970)	$747,045

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JULY 30,2011

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$-	$-	$44,608	$158	$-	$44,766
Accounts receivable, net	-	-	136,168	2,384	-	138,552
Costs and estimated earnings in excess of billings	-	-	89,120	1,735	-	90,855
Inventories	-	-	20,488	70	-	20,558
Deferred tax assets, net	1,458	-	14,596	168	(265)	15,957
Income taxes receivable	8,685	-	-	-	-	8,685
Other current assets	2,492	9	7,505	932	-	10,938
Total current assets	12,635	9	312,485	5,447	(265)	330,311

PROPERTY AND EQUIPMENT, NET	8,880	-	119,722	21,399	(562)	149,439
GOODWILL	-	-	174,849	-	-	174,849
INTANGIBLE ASSETS, NET	-	-	56,279	-	-	56,279
DEFERRED TAX ASSETS, NET NON-CURRENT	-	54	8,067	179	(8,300)	-
INVESTMENT IN SUBSIDIARIES	695,073	1,373,992	-	-	(2,069,065)	-
INTERCOMPANY RECEIVABLES	-	-	859,629	-	(859,629)	-
OTHER	6,924	4,745	1,907	301	-	13,877
TOTAL NON-CURRENT ASSETS	710,877	1,378,791	1,220,453	21,879	(2,937,556)	394,444
TOTAL ASSETS	$723,512	$1,378,800	$1,532,938	$27,326	$(2,937,821)	$724,755

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$159	$-	$38,847	$393	$-	$39,399
Current portion of debt	-	-	232	-	-	232
Billings in excess of costs and estimated earnings	-	-	749	-	-	749
Accrued insurance claims	606	-	25,413	73	-	26,092
Deferred tax liabilities	-	193	4	68	(265)	-
Other accrued liabilities	5,651	1,106	43,340	1,944	-	52,041
Total current liabilities	6,416	1,299	108,585	2,478	(265)	118,513

LONG-TERM DEBT	-	187,500	74	-	-	187,574
ACCRUED INSURANCE CLAIMS	716	-	22,569	59	-	23,344
DEFERRED TAX LIABILITIES, NET NON-CURRENT	737	-	45,123	2,363	(8,300)	39,923
INTERCOMPANY PAYABLES	361,067	494,928	-	3,646	(859,641)	-
OTHER LIABILITIES	2,725	-	820	5	-	3,550
Total liabilities	371,661	683,727	177,171	8,551	(868,206)	372,904
Total stockholders' equity	351,851	695,073	1,355,767	18,775	(2,069,615)	351,851
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$723,512	$1,378,800	$1,532,938	$27,326	$(2,937,821)	$724,755

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 28, 2012

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract Revenues	$-	$-	$293,521	$2,582	$-	$296,103

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	239,251	2,135	-	241,386
General and administrative	7,476	128	16,899	2,453	-	26,956
Depreciation and amortization	792	-	13,637	1,132	-	15,561
Intercompany charges (income), net	(9,016)	-	8,906	110	-	-
Total	(748)	128	278,693	5,830	-	283,903

Interest income (expense), net	(764)	(3,416)	2	-	-	(4,178)
Other income, net	16	-	7,001	610	-	7,627

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	-	(3,544)	21,831	(2,638)	-	15,649

PROVISION (BENEFIT) FOR INCOME TAXES	-	(1,349)	8,350	(997)	-	6,004

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	-	(2,195)	13,481	(1,641)	-	9,645

EQUITY IN EARNINGS OF SUBSIDIARIES	9,645	11,840	-	-	(21,485)	-

NET INCOME (LOSS)	$9,645	$9,645	$13,481	$(1,641)	$(21,485)	$9,645

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED APRIL 28, 2012

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract Revenues	$-	$-	$871,613	$11,472	$-	$883,085

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	707,874	8,938	-	716,812
General and administrative	20,054	423	48,731	7,381	-	76,589
Depreciation and amortization	2,347	-	41,190	3,522	(12)	47,047
Intercompany charges (income), net	(24,682)	-	23,950	732	-	-
Total	(2,281)	423	821,745	20,573	(12)	840,448

Interest income (expense), net	(2,303)	(10,243)	18	-		(12,528)
Other income, net	22	-	12,415	506	-	12,943

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	-	(10,666)	62,301	(8,595)	12	43,052

PROVISION (BENEFIT) FOR INCOME TAXES	-	(4,181)	24,500	(3,363)	-	16,956

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	-	(6,485)	37,801	(5,232)	12	26,096

EQUITY IN EARNINGS OF SUBSIDIARIES	26,096	32,581	-	-	(58,677)	-

NET INCOME (LOSS)	$26,096	$26,096	$37,801	$(5,232)	$(58,665)	$26,096

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2011

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract Revenues	$-	$-	$250,533	$1,830	$-	$252,363

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	205,221	1,824	-	207,045
General and administrative	5,702	196	15,829	1,951	-	23,678
Depreciation and amortization	815	-	13,356	1,331	(11)	15,491
Intercompany charges (income), net	(7,291)	-	7,202	65	24	-
Total	(774)	196	241,608	5,171	13	246,214

Interest income (expense), net	(774)	(3,640)	19	-	-	(4,395)
Loss on debt extinguishment	-	(2,557)	-	-	-	(2,557)
Other income, net	-	-	3,437	63	-	3,500

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	-	(6,393)	12,381	(3,278)	(13)	2,697

PROVISION (BENEFIT) FOR INCOME TAXES	-	(2,912)	5,608	(1,488)	-	1,208

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	-	(3,481)	6,773	(1,790)	(13)	1,489

EQUITY IN EARNINGS OF SUBSIDIARIES	1,489	4,970	-	-	(6,459)	-

NET INCOME (LOSS)	$1,489	$1,489	$6,773	$(1,790)	$(6,472)	$1,489

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED APRIL 30, 2011

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract Revenues	$-	$-	$725,863	$6,287	$-	$732,150

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	592,033	5,954	-	597,987
General and administrative	15,970	467	46,005	5,896	-	68,338
Depreciation and amortization	2,379	-	40,703	3,846	(34)	46,894
Intercompany charges (income), net	(20,793)	-	20,547	223	23	-
Total	(2,444)	467	699,288	15,919	(11)	713,219

Interest income (expense), net	(2,444)	(9,442)	73	-	-	(11,813)
Loss on debt extinguishment	-	(8,296)	-	-	-	(8,296)
Other income, net	-	-	7,405	59	-	7,464

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	-	(18,205)	34,053	(9,573)	11	6,286

PROVISION (BENEFIT) FOR INCOME TAXES	-	(9,083)	17,004	(4,777)	-	3,144

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	-	(9,122)	17,049	(4,796)	11	3,142

EQUITY IN EARNINGS OF SUBSIDIARIES	3,142	12,264	-	-	(15,406)	-

NET INCOME (LOSS)	$3,142	$3,142	$17,049	$(4,796)	$(15,395)	$3,142

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED APRIL 28, 2012

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$734	$(3,178)	$71,636	$(739)	$-	$68,453

Cash flows from investing activities:
Capital expenditures	(2,411)	-	(56,832)	(3,547)	-	(62,790)
Proceeds from sale of assets	-	-	14,980	5,548	-	20,528
Changes in restricted cash	550	-	-	-	-	550
Capital contributions to subsidiaries	-	6,088	-	-	(6,088)	-
Net cash provided by (used in) investing activities	(1,861)	6,088	(41,852)	2,001	(6,088)	(41,712)

Cash flows from financing activities:
Principal payments on long-term debt	-	-	(186)	-	-	(186)
Repurchases of common stock	(10,942)	-	-	-	-	(10,942)
Exercise of stock options and other	5,299	-	-	-	-	5,299
Restricted stock tax withholdings	(329)	-	-	-	-	(329)
Intercompany funding	5,738	(2,910)	(8,853)	(63)	6,088	-
Excess tax benefit from share-based awards	1,361	-	-	-	-	1,361
Net cash provided by (used in) financing activities	1,127	(2,910)	(9,039)	(63)	6,088	(4,797)

Net increase in cash and equivalents	-	-	20,745	1,199	-	21,944

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-	44,608	158	-	44,766

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$-	$65,353	$1,357	$-	$66,710

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED APRIL 30, 2011

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$2,640	$(5,719)	$58,167	$(2,975)	$(23)	$52,090

Cash flows from investing activities:
Capital expenditures	(1,277)	-	(27,641)	(3,360)	23	(32,255)
Proceeds from sale of assets	-	-	9,550	140	-	9,690
Cash paid for acquisitions	-	(27,500)	(9,000)	-	-	(36,500)
Changes in restricted cash	25	-	191	-	-	216
Capital contributions to subsidiaries	-	(21,614)	-	-	21,614	-
Net cash used in investing activities	(1,252)	(49,114)	(26,900)	(3,220)	21,637	(58,849)

Cash flows from financing activities:
Proceeds from long-term debt	-	187,500	-	-	-	187,500
Principal payments on long-term debt	-	(135,350)	(317)	-	-	(135,667)
Debt issuance costs	(456)	(4,649)	-	-	-	(5,105)
Repurchases of common stock	(55,491)	-	-	-	-	(55,491)
Exercise of stock options and other	1,174	-	-	-	-	1,174
Restricted stock tax withholdings	(196)	-	-	-	-	(196)
Excess tax benefit from share-based awards	251	-	-	-	-	251
Intercompany funding	53,330	7,332	(45,329)	6,281	(21,614)	-
Net cash provided by (used in) financing activities	(1,388)	54,833	(45,646)	6,281	(21,614)	(7,534)

Net increase (decrease) in cash and equivalents	-	-	(14,379)	86	-	(14,293)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-	102,858	462	-	103,320

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$-	$88,479	$548	$-	$89,027

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

You should not read forward-looking statements as a guarantee of future performance or results. They will not necessarily be accurate indications of whether or at what time such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief at that time with respect to future events.  Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	anticipated outcomes of contingent events, including litigation;

•	projections of revenues, income or loss, or capital expenditures;

•	whether the carrying value of our assets is impaired;

•	plans for future operations, growth and acquisitions, dispositions, or financial needs;

•	availability of financing;

•	the outcome of our plans for future operations, growth and services, including contract backlog;

•	restrictions imposed by our credit agreement and the indenture governing our senior subordinated notes;

•	the use of our cash flow to service our debt;

•	future economic conditions and trends in the industries we serve;

•	assumptions relating to any of the foregoing;

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

Overview

We are a leading provider of specialty contracting services. These services, which are provided throughout the United States and in Canada, include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. For the nine months ended April 28, 2012, the percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 84.3%, 10.9%, and 4.8%, respectively.

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

The following table summarizes our revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	For the Three Months Ended		For the Nine Months Ended
	April 28,	April 30,	April 28,	April 30,
	2012	2011	2012	2011

Multi-year master service agreements	70.2%	74.6%	70.4%	75.7%
Other long-term contracts	11.2	11.5	10.3	12.1
Total long-term contracts	81.4%	86.1%	80.7%	87.8%

 The percentage of revenue from long-term contracts varies between periods depending on the mix of work performed under our contracts. During the three and nine months ended April 28, 2012, a higher percentage of revenue was earned for services performed under short-term contracts, including work performed for certain rural broadband customers.

A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from those customers who contributed at least 2.5% of our total revenue in the three or nine months ended April 28, 2012 or April 30, 2011:

	For the Three Months Ended		For the Nine Months Ended
	April 28,	April 30,	April 28,	April 30,
	2012	2011	2012	2011

AT&T, Inc.	13.4%	21.1%	14.1%	22.2%
CenturyLink, Inc.*	13.0%	11.0%	13.6%	10.2%
Comcast Corporation	12.5%	13.7%	12.7%	15.1%
Verizon Communications, Inc.	11.1%	8.7%	11.0%	8.0%
Windstream Corporation*	9.0%	7.1%	7.7%	5.3%
Charter Communications, Inc.	7.2%	7.0%	6.5%	6.8%
Time Warner Cable Inc.*	4.1%	4.9%	4.8%	6.4%

 *For comparison purposes, revenues from CenturyLink, Inc. and Qwest Communications International, Inc. have been combined for periods prior to their April 2011 merger. Additionally, revenues from Windstream Corporation and Kentucky Data Link, Inc. have been combined for periods prior to their December 2010 merger and revenues from Time Warner Cable Inc. and Insight Communications Company, Inc. have been combined for periods prior to their February 2012 merger.

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

We grant credit under normal payment terms, generally without collateral, to our customers. These customers primarily consist of telephone companies, cable television multiple system operators, and electric and gas utilities. With respect to a portion of the services provided to these customers, we have certain statutory lien rights which may, in certain circumstances, enhance our collection efforts. Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks. These risks may be heightened as a result of economic uncertainty and market volatility. In the past, some of our customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose us to increased risks related to the collectability of amounts due for services performed. We believe that none of our significant customers were experiencing financial difficulties which would materially impact the collectability of our net trade accounts receivable and costs in excess of billings as of April 28, 2012.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to recognition of revenue for costs and estimated earnings in excess of billings, the fair value of goodwill, the assessment of impairment of intangibles and other long-lived assets, income taxes, accrued insurance claims, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no changes to our critical accounting policies and estimates in the three or nine months ended April 28, 2012. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended July 30, 2011 for further information regarding our critical accounting policies and estimates.

Results of Operations

The Company uses a fiscal year ending on the last Saturday in July. The following table sets forth, as a percentage of revenues earned, our condensed consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	For the Three Months Ended				For the Nine Months Ended
	April 28, 2012		April 30, 2011		April 28, 2012		April 30, 2011
	(Dollars in millions)

Revenues	$296.1	100.0%	$252.4	100.0%	$883.1	100.0%	$732.1	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	241.4	81.5	207.0	82.0	716.8	81.2	598.0	81.7
General and administrative	27.0	9.1	23.7	9.4	76.6	8.7	68.3	9.3
Depreciation and amortization	15.6	5.3	15.5	6.1	47.0	5.3	46.9	6.4
Total	283.9	95.9	246.2	97.6	840.4	95.2	713.2	97.4

Interest expense, net	(4.2)	(1.4)	(4.4)	(1.7)	(12.5)	(1.4)	(11.8)	(1.6)
Loss on debt extinguishment	-	-	(2.6)	(1.0)	-	-	(8.3)	(1.1)
Other income, net	7.6	2.6	3.5	1.4	12.9	1.5	7.5	1.0
Income before income taxes	15.6	5.3	2.7	1.1	43.1	4.9	6.3	0.9
Provision for income taxes	6.0	2.0	1.2	0.5	17.0	1.9	3.1	0.4
Net income	$9.6	3.3%	$1.5	0.6%	$26.1	3.0%	$3.1	0.4%

Revenues. The following table presents information regarding total revenues by type of customer for the three months ended April 28, 2012 and April 30, 2011 (totals may not add due to rounding):

	For the Three Months Ended
	April 28, 2012		April 30, 2011		Increase (decrease)
	Revenue	% of Total	Revenue	% of Total	$	%
	(Dollars in millions)

Telecommunications	$256.1	86.5%	$211.4	83.8%	$44.7	21.1%
Underground facility locating	32.4	10.9	34.6	13.7	(2.2)	(6.4)
Electric and gas utilities and other customers	7.6	2.6	6.4	2.5	1.3	19.9
Total contract revenues	$296.1	100.0%	$252.4	100.0%	$43.7	17.3%

Revenues increased $43.7 million, or 17.3%, during the three months ended April 28, 2012 as compared to the three months ended April 30, 2011.

Revenues from specialty construction services provided to telecommunications companies increased 21.1%, or $44.7 million, to $256.1 million during the three months ended April 28, 2012 compared to $211.4 million during the three months ended April 30, 2011. Revenue increased $10.8 million for a significant telecommunications customer for services provided under new contracts entered into during fiscal 2011 which expanded our geographic service area. For another significant telephone customer, revenue increased $10.6 million for services provided under existing contracts, including fiber to the cell site activity, and for services provided under new contracts which expanded our geographic service area. Additionally, we had incremental revenues of $8.7 million for a telephone customer from services provided under existing contracts and for rural broadband initiatives. For two leading cable multiple system operators, we experienced a $6.6 million increase in revenue for installation, maintenance, and construction services, which included services to provision fiber to cellular sites. Certain other telecommunications customers had net increases in revenue of $21.9 million during the three months ended April 28, 2012, including services provided under new contracts for rural broadband initiatives which expanded both our customer base and geographic service areas. These increases were partially offset by a decrease in revenue of $13.9 million for a significant telephone customer compared to the prior year as a result of reduced customer spending in the current period.

Total revenues from underground facility locating customers during the three months ended April 28, 2012 decreased 6.4% to $32.4 million compared to $34.6 million during the three months ended April 30, 2011. The decrease resulted from contracts that were terminated during fiscal 2011, reflecting a planned de-emphasis of technician intensive customer contracts.

Total revenues from electric and gas utilities and other construction and maintenance customers during the three months ended April 28, 2012 increased to $7.6 million compared to $6.4 million during the three months ended April 30, 2011. The increase was primarily attributable to increases in work performed for several gas companies and electric utilities during the three months ended April 28, 2012 as compared to the prior year period.

The following table presents information regarding total revenues by type of customer for the nine months ended April 28, 2012 and April 30, 2011 (totals may not add due to rounding):

	For the Nine Months Ended
	April 28, 2012		April 30, 2011		Increase (decrease)
	Revenue	% of Total	Revenue	% of Total	$	%
	(Dollars in millions)

Telecommunications	$744.3	84.3%	$596.8	81.5%	$147.6	24.7%
Underground facility locating	96.2	10.9	110.1	15.0	(13.9)	(12.6)
Electric and gas utilities and other customers	42.5	4.8	25.3	3.5	17.3	68.3
Total contract revenues	$883.1	100.0%	$732.1	100.0%	$150.9	20.6%

Revenues increased $150.9 million, or 20.6%, during the nine months ended April 28, 2012 as compared to the nine months ended April 30, 2011. Businesses acquired during the second quarter of fiscal 2011 generated $41.8 million during the nine months ended April 28, 2012 as compared to $19.6 million during the nine months ended April 30, 2011.

Revenues from specialty construction services provided to telecommunications companies increased 24.7%, or $147.6 million, to $744.3 million during the nine months ended April 28, 2012 compared to $596.8 million during the nine months ended April 30, 2011. Businesses acquired during the second quarter of fiscal 2011 generated $22.1 million of this increase. Revenue increased $43.5 million for services provided under existing contracts, including fiber to the cell site activity, and for services provided under new contracts which expanded our geographic service area. For another significant telephone customer, revenue increased $37.0 million for a significant telephone customer for services provided under new contracts entered into during fiscal 2011 which expanded our geographic service area. Additionally, we had incremental revenues of $22.6 million for a telephone customer from services provided under existing contracts and for rural broadband initiatives. For two leading cable multiple system operators, we experienced a $10.6 million increase in revenue for installation, maintenance, and construction services, including services to provision fiber to cellular sites. Certain other telecommunications customers had net increases in revenue of $45.9 million during the nine months ended April 28, 2012, including services provided under new contracts for rural broadband initiatives which expanded both our customer base and geographic service areas. These increases were partially offset by a decrease in revenue of $34.1 million for a significant telephone customer compared to the prior year as a result of reduced customer spending in the current period.

Total revenues from underground facility locating customers during the nine months ended April 28, 2012 decreased 12.6% to $96.2 million compared to $110.1 million during the nine months ended April 30, 2011. The decrease resulted from contracts that were terminated during fiscal 2011, reflecting a planned de-emphasis of technician intensive customer contracts.

Total revenues from electric and gas utilities and other construction and maintenance customers during the nine months ended April 28, 2012 increased 68.3% to $42.5 million compared to $25.3 million during the nine months ended April 30, 2011. The increase was primarily attributable to increases in work performed for several gas companies and electric utilities during the nine months ended April 28, 2012 as compared to the prior year period.

Costs of Earned Revenues. Costs of earned revenues increased to $241.4 million during the three months ended April 28, 2012 compared to $207.0 million during the three months ended April 30, 2011. The increase was primarily due to a higher level of operations during the three months ended April 28, 2012. The primary components of the increase were a $26.9 million aggregate increase in direct labor and independent subcontractor costs, and a $7.7 million increase in direct materials costs, partially offset by a $0.2 million decrease in other direct costs.

Costs of earned revenues as a percentage of contract revenues decreased 0.5% for the three months ended April 28, 2012 as compared to the three months ended April 30, 2011. Fuel costs as a percentage of total revenue decreased 0.4% as compared to the same period last year as a result of a change in mix of work that increased activities involving lower levels of fuel consumption. Other direct costs decreased 2.0% as a percentage of total revenue compared to the three months ended April 30, 2011 primarily as a result of reduced insurance claims costs during the current period and improved operating cost leverage. Offsetting these decreases, material usage increased 1.4% based on our mix of work and labor and subcontractor costs increased 0.5% as a percentage of total revenue.

Costs of earned revenues increased to $716.8 million during the nine months ended April 28, 2012 compared to $598.0 million during the nine months ended April 30, 2011. The increase was primarily due to a higher level of operations during the nine months ended April 28, 2012, including the operating costs of Communication Services and NeoCom since their acquisitions during the second quarter of fiscal 2011. The primary components of the increase were a $83.1 million aggregate increase in direct labor and independent subcontractor costs, a $25.7 million increase in direct materials costs, and a $10.0 million increase in other direct costs.

Costs of earned revenues as a percentage of contract revenues decreased 0.5% for the nine months ended April 28, 2012 as compared to the nine months ended April 30, 2011. Labor and subcontractor costs represented a lower percentage of total revenue for the nine months ended April 28, 2012, decreasing 0.7% compared to the nine months ended April 30, 2011 as a result of improved operating efficiency and the mix of work performed. Other direct costs decreased 1.5% as a percentage of total revenue compared to the nine months ended April 30, 2011 primarily as a result of reduced insurance claims costs during the current period and improved operating cost leverage. Offsetting these decreases, material usage increased 1.7% as a percentage of total revenue based on our mix of work.

General and Administrative Expenses. General and administrative expenses increased $3.3 million to $27.0 million during the three months ended April 28, 2012 as compared to $23.7 million for the three months ended April 30, 2011. General and administrative expenses increased $8.3 million to $76.6 million during the nine months ended April 28, 2012 as compared to $68.3 million for the nine months ended April 30, 2011. The increase in total general and administrative expenses for each of the three and nine month periods resulted primarily from higher incentive pay expenses as a result of improved operating results, increased stock-based compensation expense, and increased payroll from the growth of operations. Additionally, the nine month period ended April 28, 2012 includes the incremental general and administrative expenses of Communication Services and NeoCom which were acquired during the second quarter of fiscal 2011 and the related acquisition costs of these acquisitions. Stock-based compensation expense was $1.9 million during the three months ended April 28, 2012 as compared to $1.3 million during the three months ended April 30, 2011. Stock-based compensation was $4.9 million during the nine months ended April 28, 2012 compared to $3.1 million during the nine months ended April 30, 2011.

General and administrative expenses as a percentage of contract revenues were 9.1% and 9.4% for the three months ended April 28, 2012 and April 30, 2011, respectively. General and administrative expenses as a percentage of contract revenues were 8.7% and 9.3% for the nine months ended April 28, 2012 and April 30, 2011, respectively. The decrease in general and administrative expenses as a percentage of contract revenues is the result of improved operating leverage as a result of our revenue growth.

Depreciation and Amortization. Depreciation and amortization increased to $15.6 million during the three months ended April 28, 2012 from $15.5 million during the three months ended April 30, 2011 and totaled 5.3% and 6.1% as a percentage of contract revenues during the current and prior year quarter, respectively. Depreciation and amortization increased to $47.0 million during the nine months ended April 28, 2012 from $46.9 million during the nine months ended April 30, 2011 and totaled 5.3% and 6.4% as a percentage of contract revenues during the current and prior year, respectively. The decrease in depreciation and amortization as a percentage of contract revenues for the three and nine months ended April 28, 2012 as compared to the three and nine months ended April 30, 2011 was primarily the result of our mix of work and greater leverage on certain depreciable assets as our revenue has grown.

Interest Expense, Net. Interest expense, net was $4.2 million and $4.4 million during the three months ended April 28, 2012 and April 30, 2011, respectively. Interest expense, net increased to $12.5 million during the nine months ended April 28, 2012 from $11.8 million during the nine months ended April 30, 2011. The increase for the nine months ended April 28, 2012 reflects higher debt balances outstanding during the period. However, the overall effective interest rate on these borrowings has been reduced as a result of the fiscal 2011 issuance of our 7.125% senior subordinated notes due 2021.

Loss on Debt Extinguishment. On January 21, 2011, Dycom Investments, Inc., one of our subsidiaries, issued $187.5 million aggregate principal amount of its 7.125% senior subordinated notes due 2021 (the “2021 Notes”) in a private placement.  A portion of the net proceeds was used to fund our purchase in January 2011 of $86.96 million aggregate principal amount of our outstanding 8.125% senior subordinated notes due 2015 (the “2015 Notes”) at a price of 104.313% of the principal amount pursuant to our tender offer to purchase, for cash, any and all of our $135.35 million in aggregate principal amount of outstanding 2015 Notes. Additionally, a portion of the net proceeds was used to fund our redemption in February 2011 of the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes at a price of 104.063% of the principal amount. As a result we recognized a loss on debt extinguishment of approximately $2.0 million and $6.0 million during the three and nine months ended April 30, 2011, respectively, comprised of tender premiums and legal and professional fees associated with the tender offer and redemption and $0.6 million and $2.3 million, respectively, for the write off of deferred debt issuance costs for the 2015 Notes redeemed.

Other Income, Net. Other income increased to $7.6 million during the three months ended April 28, 2012 from $3.5 million during the three months ended April 30, 2011 and increased to $12.9 million during the nine months ended April 28, 2012 from $7.5 million during the nine months ended April 30, 2011. The increases in other income were primarily a function of assets sold and prices obtained for those assets during the current period, including approximately $0.6 million for the gain on sale of a non-core cable system asset.

Income Taxes. The following table presents our income tax expense and effective income tax rate for the three and nine months ended April 28, 2012 and April 30, 2011:

	For the Three Months Ended		For the Nine Months Ended
	April 28,	April 30,	April 28,	April 30,
	2012	2011	2012	2011
	(Dollars in millions)

Income tax provision	$6.0	$1.2	$17.0	$3.1
Effective income tax rate	38.4%	44.8%	39.4%	50.0%

Our effective income tax rate differs from the statutory rates for the tax jurisdictions where we operate. Variations in our effective income tax rate for the three and nine months ended April 28, 2012 and April 30, 2011 are primarily attributable to the impact of non-deductible and non-taxable items, disqualifying dispositions of incentive stock option exercises, and production related tax credits recognized in relation to our pre-tax results during the period. Non-deductible and non-taxable items will generally have a reduced impact on the effective income tax rate in periods of greater pre-tax results. As of both April 28, 2012 and July 30, 2011, we had total unrecognized tax benefits of approximately $2.1 million, which would reduce our effective tax rate during the periods recognized if it is determined in future periods that those liabilities are no longer required.

Net Income. Net income was $9.6 million during the three months ended April 28, 2012 as compared to $1.5 million during the three months ended April 30, 2011. Net income was $26.1 million during the nine months ended April 28, 2012 as compared to net income of $3.1 million during the nine months ended April 30, 2011.

Liquidity and Capital Resources

Capital Requirements. Historically, our sources of cash have been operating activities, long-term debt, equity offerings, bank borrowings, and proceeds from the sale of equipment and real property. Our working capital needs vary based on our level of operations and generally increase with higher levels of revenues. Our working capital requirements are also impacted by the time it takes to collect our accounts receivable for work performed for customers. Cash and equivalents totaled $66.7 million at April 28, 2012 compared to $44.8 million at July 30, 2011.  Cash increased during the nine months ended April 28, 2012 as a result of cash provided by operations offset by working capital changes consistent with the growth in our business, capital expenditures, net of the proceeds from the sale of assets, and repurchases of our common stock. Working capital (total current assets less total current liabilities) was $242.0 million at April 28, 2012 compared to $211.8 million at July 30, 2011.

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

	For the Nine Months Ended
	April 28,	April 30,
	2012	2011
	(Dollars in millions)

Net cash flows:
Provided by operating activities	$68.5	$52.1
Used in investing activities	$(41.7)	$(58.8)
Used in financing activities	$(4.8)	$(7.5)

Cash from Operating Activities. During the nine months ended April 28, 2012, net cash provided by operating activities was $68.5 million. Non-cash items during the nine months ended April 28, 2012 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $1.1 million of operating cash flow during the nine months ended April 28, 2012. Accounts receivable and net costs and estimated earnings in excess of billings contributed $1.9 million on a combined basis. Other working capital sources of cash flow during the nine months ended April 28, 2012 were income taxes receivable of $9.4 million used during the period and increases in accounts payable of $1.9 million. Working capital changes that used operating cash flow during the nine months ended April 28, 2012 were other current and other non-current assets combined of $12.6 million, primarily for higher levels of inventory and for other pre-paid costs during the nine months ended April 28, 2012, and accrued liabilities and accrued insurance claims of $1.8 million.

Based on average daily revenue during the applicable quarter, days sales outstanding calculated for accounts receivable, net was 37 days as of April 28, 2012 and April 30, 2011. Days sales outstanding calculated for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, were 32 days as of April 28, 2012 and 26 days as of April 30, 2011. These changes resulted from growth in operations during the three months ended April 28, 2012 and from the mix of work performed compared to fiscal 2011. We believe that none of our major customers were experiencing financial difficulties which would materially affect our cash flows or liquidity as of April 28, 2012.

During the nine months ended April 30, 2011, net cash provided by operating activities was $52.1 million. Operating cash flow and net income for the nine months ended April 30, 2011 was reduced by our payment of $6.0 million in consent and other fees related to our repurchase of $135.35 million in aggregate principal amount of the 2015 Notes. Non-cash items during the nine months ended April 30, 2011 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, deferred income taxes and the amortization and write-off of debt issuance costs in connection with the repurchase of debt pursuant to our tender offer and redemption of the 2015 Notes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities used $1.8 million of operating cash flow during the nine months ended April 30, 2011. The primary working capital source during the nine months ended April 30, 2011 was a decrease in accounts receivable of $14.6 million. Working capital changes that used operating cash flow during the nine months ended April 30, 2011 were net increases in net costs and estimated earnings in excess of billings of $6.1 million and other current and other non-current assets combined of $2.6 million, primarily for increased levels of inventory, and increases in income taxes receivable of $3.2 million as a result of the timing of federal and state income tax payments. Other uses of working capital included decreases in accounts payable of $1.1 million due to the timing of payments and decreases in other accrued liabilities and accrued insurance claims of $3.4 million. These decreases were primarily attributable to interest payments on our 8.125% senior subordinated notes, including the final interest payments for the 2015 Notes tendered and redeemed during the nine months ended April 30, 2011, and timing of payments made on our accrued insurance claims.

Cash Used in Investing Activities. During the nine months ended April 28, 2012 and April 30, 2011, net cash used in investing activities was $41.7 million and $58.8 million, respectively. During the nine months ended April 28, 2012 and April 30, 2011, capital expenditures of $62.8 million and $32.3 million, respectively, were offset in part by proceeds from the sale of assets of $20.5 million and $9.7 million, respectively. Included in proceeds from sale of assets during the nine months ended April 28, 2012 is approximately $5.5 million related to the sale of non-core cable system assets during the third quarter of fiscal 2012. Capital expenditures increased during the nine months ended April 28, 2012 as compared to the prior year period as the result of spending for new work opportunities and for the replacement of certain fleet assets. In addition, we incurred certain capital expenditures to increase the fuel and operating efficiency of our fleet of vehicles. During the nine months ended April 30, 2011, we paid $9.0 million and $27.5 million in connection with the acquisitions of Communication Services and NeoCom, respectively. Restricted cash, primarily related to funding provisions of our insurance program, decreased $0.6 million and $0.2 million during the nine months ended April 28, 2012 and April 30, 2011, respectively.

Cash Used in Financing Activities. Net cash used in financing activities was $4.8 million during the nine months ended April 28, 2012 as compared to net cash used in financing activities of $7.5 million during the nine months ended April 30, 2011. During the nine months ended April 28, 2012, we repurchased 495,500 shares of our common stock, at an average price of $22.08 per share, in open market transactions for approximately $10.9 million. During the nine months ended April 30, 2011, we repurchased 4,809,500 shares of our common stock, at an average price of $11.54 per share, in open market transactions for approximately $55.5 million. We received $5.3 million and $1.2 million from the exercise of stock options during the nine months ended April 28, 2012 and April 30, 2011, respectively, and received excess tax benefits of $1.4 million and $0.3 million from the vesting of restricted stock units and exercises of stock options during the nine months ended April 28, 2012 and April 30, 2011, respectively. During the nine months ended April 28, 2012 and April 30, 2011, we withheld shares of restricted units and paid $0.3 million and $0.2 million, respectively, to tax authorities in order to meet payroll tax withholdings obligations on restricted units that vested to certain officers and employees during those periods.

During the nine months ended April 30, 2011, we received $187.5 million in proceeds from the issuance of $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021. A portion of the net proceeds from the issuance were used in January 2011 to fund the purchase of $86.96 million principal amount of our 8.125% senior subordinated notes due 2015 pursuant to a concurrent tender offer and to fund the redemption of the remaining $48.39 million outstanding aggregate principal amount in February 2011. We paid $5.1 million in debt issuance costs in connection with the issuance of our 2021 Notes and fees paid associated with our Credit Agreement during fiscal 2011. Additionally, we paid approximately $0.2 million and $0.3 million during the nine months ended April 28, 2012 and April 30, 2011, respectively, for principal payments on capital leases.

Compliance with Notes and Credit Agreement. On June 4, 2010, we entered into a five-year $225.0 million senior secured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement has an expiration date of June 4, 2015 and provides for maximum borrowings of $225.0 million, including a sublimit of $100.0 million for the issuance of standby letters of credit. Subject to certain conditions, the Credit Agreement provides for the ability to enter into one or more incremental facilities, in an aggregate amount not to exceed $75.0 million, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans. In connection with the issuance of the 2021 Notes, we entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment modified the Credit Agreement to permit the issuance of the 2021 Notes so long as the net cash proceeds of the 2021 Notes were to be used to refinance, prepay, repurchase, redeem, retire and/or defease our 2015 Notes in their entirety within sixty days of issuance. Any remaining net cash proceeds could be used for general corporate purposes. We used $12.5 million of the proceeds from issuing the 2021 Notes to reduce the amount of other indebtedness permitted by the Credit Agreement.

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

Borrowings under the Credit Agreement (other than swingline loans as defined in the Credit Agreement) bear interest at a rate equal to either (a) the administrative agent’s base rate, described in the Credit Agreement as the highest of (i) the sum of the federal funds rate and 0.50%; (ii) the administrative agent’s prime rate; and (iii) the eurodollar rate (defined in the Credit Agreement as the British Bankers’ Association LIBOR Rate, divided by the aggregate of 1.00% and one (1) less a reserve percentage (as defined in the Credit Agreement), or (b) the eurodollar rate and an applicable margin based on our consolidated leverage ratio, in each case. Swingline loans bear interest at a rate equal to the administrative agent’s base rate and a margin based on our consolidated leverage ratio. Based on our consolidated leverage ratio as of April 28, 2012, revolving borrowings are eligible for a margin of 1.250% if based on the administrative agent’s base rate and 2.250% if based on the eurodollar rate.

We incur fees under the Credit Agreement for the unutilized commitments at rates that range from 0.50% to 0.625% per annum, fees for outstanding standby letters of credit at rates that range from 2.00% to 2.75% per annum and fees for outstanding commercial letters of credit at rates that range from 1.00% to 1.375% per annum, in each case based on our consolidated leverage ratio. As of April 28, 2012, fees for unutilized commitments and outstanding standby letters of credit were at rates per annum of 0.50% and 2.50%, respectively.

The Credit Agreement contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, sale-leaseback transactions, transactions with affiliates and capital expenditures. The Credit Agreement contains financial covenants that require us to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.00, as measured on a trailing four-quarter basis at the end of each fiscal quarter and (ii) maintain a consolidated interest coverage ratio of not less than 2.75 to 1.00 for fiscal quarters ending July 31, 2010 through April 28, 2012 and not less than 3.00 to 1.00 for the fiscal quarter ending July 28, 2012 and each fiscal quarter thereafter, as measured on a trailing four-quarter basis at the end of each fiscal quarter. The Credit Agreement prohibits cash distributions (including dividends) on our capital stock unless, on a pro forma basis after giving effect to the distribution, we were in compliance with the financial covenants under the Credit Agreement, including having a consolidated leverage ratio of less than 2.75 to 1.00, at the end of the last fiscal quarter, and would have unrestricted cash and/or availability under the Credit Agreement of not less than $40.0 million. As of April 28, 2012, we had no outstanding borrowings and $39.1 million of outstanding standby letters of credit issued under the Credit Agreement. The outstanding standby letters of credit are issued as part of our insurance program. At April 28, 2012, we had additional borrowing availability of up to $185.9 million, as determined by the most restrictive covenants of the Credit Agreement, and we were in compliance with the financial and other covenants.

On January 21, 2011, Dycom Investments, Inc., one of our subsidiaries, accepted tenders for $86.96 million in aggregate principal amount of outstanding 2015 Notes pursuant to our previously announced tender offer to purchase, for cash, any and all of our $135.35 million in aggregate principal amount of outstanding 2015 Notes. Holders of the accepted 2015 Notes received total consideration of $1,043.13 per $1,000 principal amount of 2015 Notes tendered (which included a $20 consent payment per $1,000 principal amount of 2015 Notes tendered). The total cash payment to purchase the tendered 2015 Notes, including accrued and unpaid interest, was approximately $92.6 million. On February 21, 2011, we redeemed the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes not tendered pursuant to the tender offer described above at a redemption price of 104.063% of the principal amount, in addition to accrued and unpaid interest. As a result, the Company recognized a loss on debt extinguishment of approximately $2.0 million and $6.0 million during the three and nine months ended April 30, 2011, respectively, comprised of tender premiums and legal and professional fees associated with the tender offer and redemption and $0.6 million and $2.3 million, respectively, for the write off of deferred debt issuance costs for the 2015 Notes redeemed.

Additionally, on January 21, 2011, we issued and sold $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021. The 2021 Notes are guaranteed by certain of our subsidiaries. A portion of the net proceeds from the sale of the 2021 Notes was used to fund our purchase of the 2015 Notes pursuant to the tender offer and redemption described above.

The indenture governing the 2021 Notes contains covenants that limit, among other things, our ability, and the ability of certain of our subsidiaries to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of our subsidiaries to pay dividends or make payments to us or our restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of our assets. As of April 28, 2012, the principal amount outstanding under the 2021 Notes was $187.5 million and we were in compliance with the covenants and conditions under the indenture governing the 2021 Notes.

Contractual Obligations.   The following tables set forth our outstanding contractual obligations, including related party leases, as of April 28, 2012:

				Greater
	Less than	Years	Years	than 5
	1 Year	1-3	3-5	Years	Total
	(Dollars in thousands)

7.125% senior subordinated notes due 2021	$-	$-	$-	$187,500	$187,500
Interest payments on debt (excluding capital leases)	13,359	26,719	26,719	53,437	120,234
Capital lease obligations (including interest and executory costs)	125	-	-	-	125
Operating lease obligations	9,545	11,324	4,173	2,353	27,395
Employment agreements	2,492	984	-	-	3,476
Purchase and other contractual obligations	12,351	-	-	-	12,351
Total	$37,872	$39,027	$30,892	$243,290	$351,081

Purchase and other contractual obligations in the above table primarily include vehicles and equipment ordered under contracted agreements that have not been received. Additionally, we have excluded contractual obligations under the multiemployer defined pension plan that covers certain of our employees as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of April 28, 2012.

Our condensed consolidated balance sheet as of April 28, 2012 includes a long-term liability of approximately $22.5 million for accrued insurance claims.  This liability has been excluded from the above table as the timing of any cash payments is uncertain. See Note 8 of the Notes to our Condensed Consolidated Financial Statements for additional information regarding our accrued insurance claims liability.

The liability for unrecognized tax benefits for uncertain tax positions at both April 28, 2012 and July 31, 2011 was $2.1 million and is included in other liabilities in our condensed consolidated balance sheet.  This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Off-Balance Sheet Arrangements.

Performance Bonds and Guarantees - We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our obligations under a contract. As of April 28, 2012, we had $225.6 million of outstanding performance and other surety contract bonds and no events have occurred in which customers have exercised their rights under any such bonds. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.

Letters of Credit - We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These standby letters of credit collateralize our obligations to our insurance carriers in connection with the settlement of potential claims. As of April 28, 2012, we had $39.1 million outstanding standby letters of credit issued under the Credit Agreement.

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

Our backlog totaled $1.744 billion and $1.412 billion at April 28, 2012 and July 30, 2011, respectively. We expect to complete 55.1% of the April 28, 2012 backlog during the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to interest rates on our cash and equivalents and our debt obligations. We monitor the effects of market changes on interest rates and manage interest rate risks by investing in short-term cash equivalents with market rates of interest and by maintaining a mix of fixed and variable rate debt obligations. A hypothetical 50 basis point increase in interest rates would result in an increase to annual earnings of approximately $0.7 million if our cash and equivalents held as of April 28, 2012 were to be fully invested in interest bearing financial instruments.

Our revolving credit facility permits borrowings at a variable rate of interest. We had no outstanding borrowings as of April 28, 2012. Outstanding long-term debt at April 28, 2012 included $187.5 million of our senior subordinated notes due in 2021, which bear a fixed rate of interest of 7.125%. Due to the fixed rate of interest on the notes, changes in interest rates would not have an impact on the related interest expense. The fair value of the outstanding notes totaled approximately $192.4 million as of April 28, 2012, based on quoted market prices. There exists market risk sensitivity on the fair value of the fixed rate notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the notes of approximately $6.2 million, calculated on a discounted cash flow basis.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of April 28, 2012, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of April 28, 2012, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 28, 2012, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of legal proceedings affecting the Company refer to Part 1, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended July 30, 2011. There were no material developments to the legal proceedings affecting the Company during the fiscal quarter ended April 28, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the three months ended April 28, 2012, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes the Company’s purchases of its common stock during the three months ended April 28, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 29, 2012 - February 25, 2012	-	$-	-	(a)
February 26, 2012 - March 24, 2012	495,500	$22.08	-	(a)
March 25, 2012 - April 28, 2012	-	$-	-	(a)

(a) During the third quarter of fiscal 2012, the Company repurchased 495,500 shares for $10.9 million at an average price of $22.08 per share under a previously authorized share repurchase program. All shares repurchased have been subsequently cancelled. On March 15, 2012, the Board of Directors authorized $40.0 million to repurchase shares of the Company’s outstanding common stock to be made over the next eighteen months in open market or private transactions. As of April 28, 2012, the full $40.0 million remained authorized for repurchase through September 15, 2013.

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

101++
Financial Statements from the Quarterly Report on Form 10-Q, for the quarter ended April 28, 2012, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

+ Filed herewith
++ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	May 24, 2012	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date:	May 24, 2012	/s/ H. Andrew DeFerrari
Name: H. Andrew DeFerrari Title: Senior Vice President and Chief Financial Officer