Form 10-K
period 2012-07-28
DYCOM INDUSTRIES INC
filed 2012-09-04
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 28, 2012

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the common stock, par value $0.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange on January 27,2012, was $734,294,688.

There were 33,609,200 shares of common stock with a par value of $0.33 1/3 outstanding at August 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which incorporated
Portions of the registrant’s Proxy Statement to be filed by November 25, 2012	Parts II and III

Such Proxy Statement, except for the portions thereof which have been specifically incorporated by reference, shall not be deemed “filed” as part of this Annual Report on Form 10-K.

Cautionary Note Concerning Forward-Looking Statements

This Annual Report on Form 10-K, including any documents incorporated by reference or deemed to be incorporated by reference herein, contains “forward-looking statements,” which are statement relating to future events, future financial performance, strategies, expectations, and competitive environment. Words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “forecast,” “may,” “should,” “could,” “project” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

and other factors discussed within Item 1, Business, Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K and other risks outlined in our periodic filings with the Securities and Exchange Commission (“SEC”). Our forward-looking statements are expressly qualified in their entirety by this cautionary statement. Our forward-looking statements are only made as of the date of this Annual Report on Form 10-K, and we undertake no obligation to update these forward-looking statements to reflect new information, subsequent events or otherwise.

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

PART I

Item 1. Business.

Dycom Industries, Inc., incorporated in the State of Florida in 1969, is a leading provider of specialty contracting services. These services, which are provided throughout the United States and in Canada, include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. For the fiscal year ended July 28, 2012, the percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 84.5%, 10.9%, and 4.6%, respectively. Additional financial information for each of the years ended July 28, 2012, July 30, 2011, and July 31, 2010 is included in the Consolidated Financial Statements and notes thereto within Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The terms “Company,” “we,” “us” and “our” mean Dycom Industries, Inc. and all subsidiaries included in the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K unless the context indicates otherwise.

We have established relationships with many leading telephone companies, cable television multiple system operators, and electric and gas utilities and others. These companies include AT&T Inc. (“AT&T”), CenturyLink, Inc. (“CenturyLink”), Comcast Corporation (“Comcast”), Verizon Communications Inc. (“Verizon”), Windstream Corporation (“Windstream”), Charter Communications, Inc. (“Charter”), Time Warner Cable Inc. (“Time Warner Cable”), Cablevision Systems Corporation (“Cablevision”), Frontier Communications Corporation (“Frontier”), Ericsson Inc. (“Ericsson”), Crown Castle International Corp. (“Crown Castle”), as well as numerous rural service providers.

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

Revenues by Type of Customer

The following table represents the percentage of total contract revenues by type of customer:

	Fiscal Year Ended
	2012	2011	2010

Telecommunications	84.5%	82.1%	79.2%
Underground facility locating	10.9	14.0	17.8
Electric and gas utilities and other customers	4.6	3.9	3.0
Total contract revenues	100.0%	100.0%	100.0%

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

Selectively Increase Market Share.  We believe our reputation for high quality service and our ability to provide services nationally create opportunities for expanding our market share. Our decentralized operating structure and numerous points of contact within customer organizations position us favorably to win new opportunities with existing customers. Our significant financial resources enable us to address larger opportunities which some of our relatively capital-constrained competitors may be unable to perform. However, we do not intend to increase market share by pursuing unprofitable work.

Pursue Disciplined Financial and Operating Strategies.  We manage the financial aspects of our business by centralizing certain activities which allow us to reduce costs through leveraging our scope and scale. Functions such as treasury, tax and risk management, the approval of capital equipment procurements, the design of employee benefit plans, as well as the review and promulgation of “best practices” in certain other aspects of our operations, are centralized. Additionally, we centralize efforts in information technology that are designed to support and enhance our operating efficiency. In contrast, we decentralize the recording of transactions and the financial reporting necessary for timely operational decisions. This decentralization provides greater accountability for business outcomes from our local decision makers. We also maintain a decentralized approach to marketing, field operations and ongoing customer service, empowering local managers to capture new business and execute contracts on a timely and cost-effective basis. This approach enables us to utilize our capital resources effectively and efficiently while retaining the organizational agility necessary to compete with our predominantly small, privately owned local competitors.

Pursue Selective Acquisitions.  We selectively pursue acquisitions when we believe doing so is operationally and financially beneficial, although we do not rely on acquisitions solely for growth. In particular, we pursue acquisitions that we believe will provide us with incremental revenue and geographic diversification while complementing our existing operations. We generally target companies for acquisition that have defensible leadership positions in their market niches, profitability which meets or exceeds industry averages, proven operating histories, sound management and certain clearly identifiable cost synergies.

Customer Relationships

Our current customers include leading telephone companies such as AT&T, CenturyLink, Verizon, Windstream, and Frontier, as well as telecommunication equipment and infrastructure providers such as Ericsson and Crown Castle. We also provide telecommunications engineering, construction, installation and maintenance services to a number of cable television multiple system operators, including Comcast, Charter, Time Warner Cable, Cablevision, and Bright House Networks. Premise wiring services are provided to various companies, as well as state and local governments. Our underground facility locating services are provided to telecommunication providers and to a variety of utility and gas companies, including AGL Services Company, Edison International, and Washington Gas Light Company. We also provide construction and maintenance services to a number of electric and gas utility companies, including Xcel Energy Inc. and Questar Gas.

Our customer base is highly concentrated. The top five customers accounted for approximately 59.6%, 61.9% and 66.3% of our total revenues in fiscal 2012, 2011, and 2010, respectively. During fiscal 2012, approximately 13.7% of our total revenues was derived from AT&T, 13.6% from CenturyLink, 12.6% from Comcast, 11.3% from Verizon, and 8.4% from Windstream. We believe that a substantial portion of our total revenues and operating income will continue to be derived from a concentrated group of customers.

A significant portion of our services are performed under master service agreements and other arrangements with customers that extend for periods of one or more years. We are currently a party to numerous master service agreements, generally having multiple agreements with each of our customers. Master service agreements generally contain customer-specified service requirements, such as discrete pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer’s own employees, and use other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice.

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

Our markets are served locally by dedicated and experienced personnel. Management personnel of our subsidiaries possess intimate knowledge of their particular markets, and we believe our decentralized operations allow us to be more responsive in addressing customer needs. Our sales and marketing efforts are the responsibility of management, including management of our subsidiaries. These marketing efforts tend to focus on contacts with managers within our customers’ organizations.

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

Our backlog totaled $1.565 billion and $1.412 billion at July 28, 2012 and July 30, 2011, respectively. We expect to complete 58% of the July 28, 2012 backlog during fiscal 2013.

Safety and Risk Management

We are committed to ensuring that our employees perform their work safely, and we regularly communicate with our employees to reinforce that commitment and instill safe work habits. The safety directors of our subsidiaries review accidents and claims for our operations, examine trends and implement changes in procedures to address safety issues. Claims arising in our business generally include workers’ compensation claims, various general liability and damage claims, and claims related to vehicle accidents, including personal injury and property damage. We insure against the risk of loss arising from our operations up to certain deductible limits in substantially all of the states in which we operate. In addition, we retain risk of loss, up to certain limits, under our employee group health plan.

We carefully monitor claims and actively participate with our insurers in determining claims estimates and adjustments. The estimated costs of claims are accrued as liabilities, and include estimates for claims incurred but not reported. Due to fluctuations in our loss experience from year to year, insurance accruals have varied and can affect the consistency of our operating margins. If we experience insurance claims in excess of our umbrella coverage limit, our business could be materially and adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 of Notes to Consolidated Financial Statements.

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

A significant portion of our revenue is currently derived from master service agreements, and price is often an important factor in awarding such agreements. Accordingly, we may be underbid by our competitors if they elect to price their services lower to procure business. Our competitors may also have or develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position.

The principal competitive factors for our services include geographic presence, breadth of service offerings, worker and general public safety, price, quality of service, and industry reputation. We believe that we compete favorably with our competitors on the basis of these factors.

Employees

As of July 28, 2012, we employed 8,111 persons. Approximately 225 of our employees are employed subject to a collective-bargaining agreement. The number of our employees varies according to the level of our work in progress. We maintain a nucleus of technical and managerial personnel to supervise all projects and add employees as needed to complete specific projects.

Materials and Subcontractors

For a majority of the contract services we perform, our customers provide all materials required while we provide the necessary personnel, tools, and equipment. Materials supplied by our customers, for which the customer retains financial and performance risk, are not included in our revenue or costs of sales. Under contracts where we are required to supply part or all of the materials, we are not generally dependent upon any one source for the materials that we customarily use to complete projects. We do not manufacture material for resale.

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

			Executive
Name	Age	Office	Officer Since

Steven E. Nielsen	49	Chairman, President and Chief Executive Officer	February 26, 1996
Timothy R. Estes	58	Executive Vice President and Chief Operating Officer	September 1, 2001
H. Andrew DeFerrari	43	Senior Vice President and Chief Financial Officer	November 22, 2005
Richard B. Vilsoet	59	Vice President, General Counsel and Corporate Secretary	June 11, 2005

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

Richard B. Vilsoet has been the Company’s General Counsel and Corporate Secretary since June 2005 and Vice President since November 2005. Before joining the Company, Mr. Vilsoet was a partner with Shearman & Sterling LLP. Mr. Vilsoet was with Shearman & Sterling LLP for over 15 years.

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

Uncertain economic conditions and/or challenges in the financial and credit markets may adversely impact our customers’ future spending.   The U.S. economy is still recovering from the recent recession, and growth in U.S. economic activity has remained slow. It is uncertain when these conditions will significantly improve. Economic downturns adversely impact the demand for our services and potentially result in the delay or cancellation of projects by our customers.  This makes it difficult to estimate our customers’ requirements for our services and adds uncertainty to the determination of our backlog.  In addition, our customers generally finance their projects though cash flow from operations, the issuance of debt, or the issuance of equity.  As a result, reduced cash flow from operations or volatility in the credit and equity markets could reduce the availability of debt or equity financing for our customers.  This may result in a reduction in our customers’ spending for our services, which could adversely affect our operations as a result of less demand for our services or lower margins.

Demand for our services is cyclical and vulnerable to downturns affecting the industries we serve.   Demand for our services by telecommunications customers has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the economy and telecommunications industry. Our results for fiscal 2009 and fiscal 2010 were impacted by customer reductions in near-term spending plans.  Although we experienced an improved operating environment in fiscal 2012 and 2011, there is no guarantee that future downturns will not occur. During times of slowing economic conditions, our customers often reduce their capital expenditures and defer or cancel pending projects. In addition, our underground facility locating services are influenced by the level of overall economic activity. As a result of the foregoing, demand for our services may decline during periods of economic weakness adversely affecting our operations, cash flows and liquidity.

We derive a significant portion of our revenues from master service agreements which may be cancelled by our customers upon notice or which we may be unable to renew on negotiated terms.   During fiscal 2012, we derived approximately 70.3% of our revenues from master service agreements and long-term contracts. By their terms, the majority of these contracts may be cancelled by our customers upon notice, regardless of whether or not we are in default. In addition, our customers generally have no obligation to assign a specific amount of work to us under these agreements. Consequently, projected expenditures by customers are not assured until a definitive work order is placed with us and the work completed. Furthermore, our customers generally require competitive bidding of these contracts. As a result, we could be underbid by our competitors or required to lower the price charged under a contract being rebid. The loss of work obtained through master service agreements and long-term contracts or the reduced profitability of such work could adversely affect our results of operations, cash flows and liquidity.

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

We derive a significant portion of our revenues from a limited number of customers, and the loss of one or more of these customers could adversely impact our revenues and profitability.   Our customer base is highly concentrated. The top five customers accounted for approximately 59.6%, 61.9% and 66.3% of our total revenues in fiscal 2012, 2011, and 2010, respectively. If we were to lose one or more of our significant customers, our revenue may significantly decline. In addition, revenues under our contracts with significant customers may vary from period-to-period depending on the timing or volume of work which those customers order or perform with their in-house service organizations. Additionally, the consolidation, merger or acquisition of an existing customer may result in a change in procurement strategies employed by the surviving entity which could reduce the amount of work we receive. The loss of work from a significant customer could adversely affect our results of operations, cash flows and liquidity.

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

Our financial results are based on estimates and assumptions that may differ from actual results.   In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, a number of estimates and assumptions are made by management that affect the amounts reported in the financial statements.  These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is either dependent on future events or cannot be calculated with a high degree of precision from available data.  In some instances, these estimates are particularly uncertain and we must exercise significant judgment. Estimates are primarily used in our assessment of the recognition of revenue for costs and estimated earnings in excess of billings, the fair value of reporting units for goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, income taxes, accrued insurance claims, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. At the time they are made, we believe that such estimates are fair based on the information available.  However, actual results could differ from those estimates and such differences may be material to our financial statements.

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

We have a significant amount of accounts receivable and costs and estimated earnings in excess of billings.   We extend credit to our customers as a result of performing work under contract prior to billing our customers for that work.  These customers include telephone companies, cable television multiple system operators, and gas and electric utilities and others. At July 28, 2012, we had net accounts receivable of $141.8 million and costs and estimated earnings in excess of billings of $127.3 million. We periodically assess the credit risk of our customers and continuously monitor the timeliness of payments. Slowing conditions in the industries we serve may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. Furthermore, bankruptcies or financial difficulties within the telecommunications sector could hinder the ability of our customers to pay us on a timely basis or at all. The failure or delay in payment by our customers could reduce our cash flows and adversely impact our liquidity and profitability.

We retain the risk of loss for certain insurance related liabilities.   We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. We estimate and develop our accrual for these claims based on facts, circumstances and historical evidence. However, the estimate for accrued insurance claims remains subject to uncertainty as it depends in part on factors that cannot be known with precision. These factors include the frequency of future claims, the payment pattern of claims which have been incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations. Should a greater number of claims occur compared to what we have estimated, or should the dollar amount or cost of actual claims exceed what we have anticipated, our recorded reserves may not be sufficient, and we could incur substantial additional unanticipated charges. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Accrued Insurance Claims” and Note 7 to the consolidated financial statements in this Annual Report on Form 10-K.

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

We may incur impairment charges on goodwill or other intangible assets.   We account for goodwill in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other (“ASC Topic 350”). Our reporting units and related indefinite-lived intangible assets are tested annually during the fourth fiscal quarter of each year in order to determine whether their carrying value exceeds their fair value.  In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value.  If we determine the fair value of the goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized.  Any such write-down could adversely affect our results of operations. The UtiliQuest reporting unit, having a goodwill balance of approximately $35.6 million and an indefinite-lived trade name of $4.7 million as of July 28, 2012, has recently been at lower operating levels compared to historical levels. The estimated fair value of the UtiliQuest reporting unit exceeds its carrying value, but the margin of excess has declined to less than 30.0%. The UtiliQuest reporting unit provides services to a broad range of customers, including utilities and telecommunication providers. These services are required prior to underground excavation and are influenced by overall economic activity, including construction activity.  The goodwill balance of this reporting unit may have an increased likelihood of impairment if a downturn in the current level of customer demand were to occur, or if the reporting unit were not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in changes to other valuation assumptions. As a result of the fiscal 2012 annual impairment analysis, the Company concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit. However, we recognized non-cash charges of $94.4 million, $9.7 million, $14.8 million and $29.0 million, respectively, as a result of the Company’s impairment analyses during fiscal 2009, 2008, 2006 and 2005. The impairment charges reduced the carrying value of goodwill related to these reporting units.

Our goodwill resides in multiple reporting units.  The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors resulting from the cyclical nature of our business, the high level of competition existing within our industry, the concentration of our revenues from a limited number of customers, and the level of overall economic activity. Individual reporting units may be relatively more impacted by these factors than the company as a whole. Specifically, during times of slowing economic conditions, our customers may reduce capital expenditures and defer or cancel pending projects. As a result, demand for the services of one or more of the reporting units could decline which could adversely affect our operations, cash flow, and liquidity, and could result in an impairment of goodwill or intangible assets.

We may be subject to periodic litigation and regulatory proceedings, including Fair Labor Standards Act and state wage and hour class action lawsuits, which may adversely affect our business and financial performance. From time to time, we may be involved in lawsuits and regulatory actions, including class action lawsuits, that are brought or threatened against us in the ordinary course of business.  These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, violations of the Fair Labor Standards Act and state wage and hour laws, employment discrimination, breach of contract, property damage, punitive damages, civil penalties, consequential damages or other losses, or injunctive or declaratory relief.  Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings.  The ultimate resolution of these matters through settlement, mediation or court judgment could have a material impact on our financial condition, results of operations, and cash flows.  In addition, regardless of the outcome, these proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves. For a description of current legal proceedings, see “Legal Proceedings” and Note 17 of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

The loss of certain key managers could adversely affect our business.   We depend on the services of our executive officers and the senior management of our subsidiaries. Our senior management team has many years of experience in our industry, and the loss of any one of them could negatively affect our ability to execute our business strategy and adversely affect our operations.  Although we have entered into employment agreements with our executive officers and certain other key employees, we cannot guarantee that any of them or other key management personnel will remain employed by us for any length of time.  We do not carry significant “key-person” life insurance on any of our employees.

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

Failure to integrate future acquisitions successfully could adversely affect our business and results of operations.   As part of our growth strategy, we may acquire companies that expand, complement or diversify our business. We regularly review various opportunities and periodically engage in discussions regarding possible acquisitions. Future acquisitions may expose us to operational challenges and risks, including the diversion of management’s attention from our existing business, the failure to retain key personnel or customers of an acquired business, the assumption of unknown liabilities of the acquired business for which there are inadequate reserves; and the potential impairment of acquired intangible assets. Our ability to grow and maintain our competitive position may be adversely affected by our ability to successfully integrate any businesses acquired.

Unanticipated changes in our tax rates or exposure to additional income and other tax liabilities could affect our profitability.   We are subject to income taxes in many different jurisdictions of the United States and Canada and certain of our tax liabilities are subject to the apportionment of income to different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings in locations with differing tax rates, the valuation of deferred tax assets and liabilities or tax laws. An increase to our effective tax rate would reduce our profitability.  In addition, the amount of income and other taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability. During fiscal 2012 we were notified by the Internal Revenue Service that our federal income tax return for a recent period was selected for examination. We believe our provision for income taxes is adequate; however, any significant assessment could affect our results of operations and cash flows.

Our senior subordinated notes and revolving credit facility impose restrictions on us which may prevent us from engaging in beneficial transactions.   At July 28, 2012, we had $187.5 million in senior subordinated notes (the “Notes”) outstanding due 2021. We also have a revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which provides for a maximum borrowing of $225.0 million, including a sublimit of $100.0 million for the issuance of letters of credit.  At July 28, 2012, we had no outstanding borrowings and $38.5 million of outstanding letters of credit issued under the Credit Agreement. The terms of our indebtedness contain covenants that restrict our ability to, among other things:  make certain payments, including the payment of dividends; redeem or repurchase our capital stock; incur additional indebtedness and issue preferred stock; make investments or create liens; enter into sale and leaseback transactions; merge or consolidate with another entity; sell certain assets; and enter into transactions with affiliates.  In addition, the Credit Agreement requires us to comply with a consolidated leverage ratio and a consolidated interest coverage ratio. A default under our Credit Agreement or the indenture governing the Notes could result in the acceleration of our obligations under either or both of those agreements as a result of cross acceleration and cross default provisions. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.

Many of our telecommunications customers are highly regulated, and new regulations or changes to existing regulations may adversely impact their demand for and the profitability of our specialty contracting service.   Many of our telecommunications customers are regulated by the Federal Communications Commission (“FCC”).  The FCC may alter the application of its current regulations and may impose additional regulations.  If existing or new regulations have an adverse affect on our telecommunications customers and adversely impact the profitability of the services they provide, our customers may reduce expenditures which could impact the demand for specialty contracting services.

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

The market price of our common stock has been, and may continue to be, highly volatile.   During fiscal 2012, our common stock fluctuated from a high of $23.79 per share to a low of $12.59 per share. We may continue to experience significant volatility in the market price of our common stock due to numerous factors, including, but not limited to:

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We lease our executive offices located in Palm Beach Gardens, Florida. Our subsidiaries operate from owned or leased administrative offices, district field offices, equipment yards, shop facilities, and temporary storage locations throughout the United States and Western Canada. Our leased properties operate under both non-cancellable and cancellable leases. We believe that our facilities are adequate for our current operations and additional facilities would be available on commercially reasonable terms, if necessary.

Item 3. Legal Proceedings.

On May 13, 2011, a proposed settlement was reached with respect to two wage and hour class action lawsuits. In connection with an agreement to settle the two lawsuits entered into by the Company, Prince Telecom, LLC (“Prince”), Cavo Broadband Communications, LLC, Broadband Express, LLC (“BBX”) and the plaintiffs’ attorneys, the Company recorded $0.6 million in other accrued liabilities during the third quarter of fiscal 2011. The first of the two lawsuits, which commenced on June 17, 2010, was brought by a former employee of Prince against Prince, the Company and certain unnamed U.S. affiliates of Prince and the Company (the “Affiliates”) in the United States District Court for the Southern District of New York. The lawsuit alleged that Prince, the Company and the Affiliates violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiff sought unspecified damages and other relief on behalf of himself and a putative class of similarly situated current and former employees of Prince, the Company and/or the Affiliates. The second of the lawsuits, which commenced on September 10, 2010, was brought by two former employees of BBX against BBX in the United States District Court for the Southern District of Florida. The lawsuit alleged that BBX violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiffs sought unspecified damages and other relief on behalf of themselves and a putative class of similarly situated current and former employees of BBX. On August 12, 2011, the United States District Court for the Southern District of New York issued an Order approving the consolidation of the two lawsuits and approving the terms of the settlement, which was paid in December 2011.

As part of our insurance program, we retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages, and we have established reserves that we believe to be adequate based on current evaluations and experience with these types of claims. For these claims, the effect on our financial statements is generally limited to the amount needed to satisfy our insurance deductibles or retentions.

From time to time, we and our subsidiaries are parties to various other claims and legal proceedings. It is the opinion our management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on the Company’s consolidated financial statements.

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Our Common Stock

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “DY.” The following table shows the range of the high and low closing sales prices for each quarter within the last two fiscal years as reported on the NYSE.

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low

First Quarter	$20.20	$12.59	$11.32	$7.45
Second Quarter	$22.18	$17.86	$16.79	$10.84
Third Quarter	$23.79	$21.28	$17.51	$14.40
Fourth Quarter	$23.58	$16.75	$18.56	$14.27

As of August 17, 2012, there were approximately 490 holders of record of our $0.33 1/3 par value per share common stock.

Issuer Purchases of Equity Securities During the Fourth Quarter of Fiscal 2012

The following table summarizes our purchases of common stock during the three months ended July 28, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 29, 2012 - May 26, 2012	52,100	$19.53	52,100	(a)
May 27, 2012 - June 23, 2012	50,100	$19.98	50,100	(a)
June 24, 2012 - July 28, 2012	-	$-	-	(a)

(a) On March 15, 2012, the Board of Directors authorized $40.0 million to repurchase shares of the Company’s outstanding common stock to be made over the next eighteen months in open market or private transactions. During the fourth quarter of fiscal 2012, the Company repurchased 102,200 shares for $2.0 million at an average price of $19.75 per share under the authorized share repurchase program.

We have made the following repurchases under our current and previously authorized share repurchase programs during fiscal 2010, 2011 and 2012:

Fiscal Year Ended	Number of Shares Repurchased	Total Consideration (Dollars in thousands)	Average Price Per Share

July 31, 2010	475,602	$4,489	$9.44
July 30, 2011	5,389,500	$64,548	$11.98
July 28, 2012	597,700	$12,960	$21.68

All shares repurchased have been subsequently cancelled. As of July 28, 2012, approximately $38.0 million remained authorized for repurchases through September 15, 2013.

Performance Graph

The performance graph below compares the cumulative total returns for our common stock against the cumulative total return (including reinvestment of dividends) of the Standard & Poor’s (S&P) 500 Composite Stock Index and a peer group index for the last five fiscal years, assuming an investment of $100 in our common stock and each of the respective indices noted on July 28, 2007. For comparing total returns on our common stock, a peer group consisting of MasTec, Inc., Quanta Services, Inc., Pike Electric Corporation, MYR Group, Inc. and Willbros Group, Inc. was selected. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to be forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Dycom Industries, Inc., the S&P 500 Index and a Peer Group

_____________
*$100 invested on 7/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending July 31.

Copyright © 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

Item 6. Selected Financial Data.

We use a fiscal year ending on the last Saturday in July. Fiscal 2012, 2011, 2009, and 2008 consisted of 52 weeks while fiscal 2010 consisted of 53 weeks. The following selected financial data is derived from the audited consolidated financial statements for the applicable fiscal year.

Amounts set forth in our selected financial data include the results and balances of acquired companies from their respective date of acquisition. This data should be read in conjunction with our consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year
	2012	2011 (1)	2010 (2)	2009 (3)	2008 (4)
	(In thousands, except per share amounts)
Operating Data:
Revenues	$1,201,119	$1,035,868	$988,623	$1,106,900	$1,229,956
Income (loss) from continuing operations	$39,378	$16,107	$5,849	$(53,094)	$24,404
Net income (loss)	$39,378	$16,107	$5,849	$(53,180)	$21,678
Earnings (Loss) Per Common Share From Continuing Operations:
Basic	$1.17	$0.46	$0.15	$(1.35)	$0.60
Diluted	$1.14	$0.45	$0.15	$(1.35)	$0.60
Earnings (Loss) Per Common Share:
Basic	$1.17	$0.46	$0.15	$(1.35)	$0.54
Diluted	$1.14	$0.45	$0.15	$(1.35)	$0.53
Balance Sheet Data (at end of period):
Total assets	$772,193	$724,755	$679,556	$693,457	$801,272
Long-term liabilities (5)	$264,699	$254,391	$187,798	$192,804	$225,715
Stockholders’ equity (6)	$392,931	$351,851	$394,555	$390,623	$444,093
 ______________
(1)
Includes the results of Communication Services, Inc. (“Communication Services”) (acquired November 2010) and NeoCom Solutions, Inc. (“NeoCom”) (acquired December 2010) since their acquisition dates. Additionally, during fiscal 2011, the Company recognized debt extinguishment costs consisting of (a) $6.0 million in tender premiums and legal and professional fees associated with the tender offer to purchase the $135.35 million outstanding aggregate principal amount of its 8.125% senior subordinated notes due 2015 (the “2015 Notes”) and the subsequent redemption of the remaining balance of the 2015 Notes not tendered for purchase; and (b) $2.3 million in deferred debt issuance costs that were written off as a result of the completion of such tender offer and redemption. See Note 9 in Notes to the Consolidated Financial Statements.

(2)
During the first quarter of fiscal 2010, we recognized a non-cash income tax charge of $1.1 million for a valuation allowance on a deferred tax asset associated with an investment that became impaired for tax purposes. See Note 10 in Notes to the Consolidated Financial Statements.

(3)
During fiscal 2009, we recognized a goodwill impairment charge of $94.4 million as a result of an interim impairment test of goodwill that included impairments at the following reporting units: Broadband Installation Services for $14.8 million, C-2 Utility Contractors for $9.2 million, Ervin Cable Construction for $15.7 million, Nichols Construction for $2.0 million, Stevens Communications for $2.4 million and UtiliQuest for $50.5 million.

(4)
During fiscal 2008, we incurred charges of approximately $8.2 million for amounts to be paid to current and former employees of our UtiliQuest, S.T.S., and Locating subsidiaries in connection with the settlement of litigation and charges of approximately $1.2 million in discontinued operations for the settlement of litigation at our Apex Digital, LLC subsidiary. Fiscal 2008 results also include goodwill impairment charges of $5.9 million and $3.8 million related to our Stevens Communications reporting unit and our Nichols Construction reporting unit, respectively, as a result of our annual assessment of goodwill.

(5)
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

(6)
We purchased 597,700 shares of our common stock in fiscal 2012 for $13.0 million at an average price of $21.68 per share, 5,389,500 shares of our common stock in fiscal 2011 for  $64.5 million at an average price of $11.98 per share,  475,602 shares of our common stock in fiscal 2010 for $4.5 million at an average price of $9.44 per share,   450,000 shares of our common stock in fiscal 2009 for $2.9 million at an average price of $6.48 per share,  and 1,693,500 shares of our common stock in fiscal 2008 for $25.2 million at an average price of $14.83 per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto, as well as the “Business” and “Risk Factors” sections of this Annual Report on Form 10-K.

Overview

We are a leading provider of specialty contracting services. These services, which are provided throughout the United States and in Canada, include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. For the fiscal year ended July 28, 2012, the percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 84.5%, 10.9%, and 4.6%, respectively.

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

The following table summarizes our revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	Fiscal Year Ended
	2012	2011	2010

Multi-year master service agreements	70.3%	75.5%	76.0%
Other long-term contracts	10.3	10.4	14.6
Total long-term contracts	80.6%	85.9%	90.6%

The percentage of revenue from long-term contracts varies between periods depending on the mix of work performed under our contracts. During fiscal 2012, a higher percentage of revenue was earned for services performed under short-term contracts than in either of the prior two fiscal years, including work performed for certain rural broadband customers.

A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from those customers who contributed at least 2.5% of our total revenue in fiscal 2012, 2011 or 2010:

	Fiscal Year Ended
	2012	2011	2010

AT&T Inc.	13.7%	21.1%	20.4%
CenturyLink*	13.6%	10.8%	11.6%
Comcast Corporation	12.6%	14.3%	14.3%
Verizon Communications Inc.	11.3%	8.9%	11.5%
Windstream Corporation*	8.4%	5.7%	3.5%
Charter Communications, Inc.	6.5%	6.8%	6.2%
Time Warner Cable Inc.*	4.6%	5.9%	8.5%

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

Cost of earned revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by independent subcontractors, operation of capital equipment (excluding depreciation and amortization), direct materials, insurance claims and other direct costs. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our underground facility locating services. A change in claims experience or actuarial assumptions related to these risks could materially affect our results of operations. For a majority of the contract services we perform, our customers provide all required materials while we provide the necessary personnel, tools, and equipment. Materials supplied by our customers, for which the customer retains financial and performance risk, are not included in our revenue or costs of sales.

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

We grant credit under normal payment terms, generally without collateral, to our customers. These customers primarily consist of telephone companies, cable television multiple system operators, and electric and gas utilities. With respect to a portion of the services provided to these customers, we have certain statutory lien rights which may, in certain circumstances, enhance our collection efforts. Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks. These risks may be heightened as a result of economic uncertainty and market volatility. In the past, some of our customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose us to increased risks related to the collectability of amounts due for services performed. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our trade accounts receivable and costs in excess of billings as of July 28, 2012.

On May 13, 2011, a proposed settlement was reached with respect to two wage and hour class action lawsuits. In connection with an agreement to settle the two lawsuits entered into by the Company, Prince Telecom, LLC (“Prince”), Cavo Broadband Communications, LLC, Broadband Express, LLC (“BBX”) and the plaintiffs’ attorneys, the Company recorded $0.6 million in other accrued liabilities during the third quarter of fiscal 2011. The first of the two lawsuits, which commenced on June 17, 2010, was brought by a former employee of Prince against Prince, the Company and certain unnamed U.S. affiliates of Prince and the Company (the “Affiliates”) in the United States District Court for the Southern District of New York. The lawsuit alleged that Prince, the Company and the Affiliates violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiff sought unspecified damages and other relief on behalf of himself and a putative class of similarly situated current and former employees of Prince, the Company and/or the Affiliates. The second of the lawsuits, which commenced on September 10, 2010, was brought by two former employees of BBX against BBX in the United States District Court for the Southern District of Florida. The lawsuit alleged that BBX violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiffs sought unspecified damages and other relief on behalf of themselves and a putative class of similarly situated current and former employees of BBX. On August 12, 2011, the United States District Court for the Southern District of New York issued an Order approving the consolidation of the two lawsuits and approving the terms of the settlement, which was paid in December 2011.

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

From time to time, we and our subsidiaries are parties to various other claims and legal proceedings. It is the opinion of our management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on our financial statements.

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

On November 19, 2010, we acquired certain assets and assumed certain liabilities of Communication Services, Inc. (“Communication Services”), a provider of outside plant construction services to telecommunications companies in the Southeastern and South Central United States. The purchase price for Communication Services was $9.0 million paid from cash on hand and the assumption of approximately $0.9 million in capital lease obligations. Approximately $0.9 million of the purchase price has been placed in escrow until November 2012 and will be used to satisfy indemnification obligations of the sellers that may arise. On December 23, 2010, we acquired NeoCom Solutions, Inc. (“NeoCom”), based in Woodstock, Georgia. NeoCom provides services to construct, install, optimize and maintain wireless communication facilities in the Southeastern United States. The purchase price for NeoCom was $27.5 million paid from cash on hand. The acquisitions were not material to the Company.

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

Cable companies are continuing to target the provision of data and voice services to residential customers and have expanded their service offerings to business customers. Often times these services are provided over fiber optic cables using “metro Ethernet” technology. The commercial geographies that cable companies are targeting for network deployments generally require incremental fiber optic cable deployment and, as a result, require the type of engineering and construction services that we provide.

There are also significant opportunities to construct rural fiber networks throughout the country as a result of The American Recovery and Reinvestment Act of 2009 (“ARRA”).  ARRA originally allocated $7.2 billion in funding to accelerate broadband deployment in rural areas of the country that have been without broadband infrastructure. This funding included awards to many of our current and former customers. These projects require engineering and construction resources and have meaningfully increased industry activity during fiscal 2012 and are expected to continue into fiscal 2014. In addition to projects specifically funded by the ARRA, a number of rural customers have continued to access funding provided by the Rural Utilities Service to expand fiber networks in rural geographies. These rural fiber deployments are expected to continue to drive demand for services in our industry.

There is significant demand for mobile broadband driven by the proliferation of smart phones and other wireless data devices. This demand and other advances in technology have created the need for wireless carriers to upgrade their networks. Wireless carriers are actively spending on their networks to respond to the explosion in wireless data traffic, upgrade network technologies to improve performance and efficiency and consolidate disparate technology platforms. These customer initiatives present long-term opportunities for us for the wireless services we provide.  Further, the demand for mobile broadband has increased bandwidth requirements on the wired networks of our customers. As the demand for mobile broadband grows, the amount of cellular traffic that must be “backhauled” over customers’ fiber and coaxial networks increases and, as a result, carriers are accelerating the deployment of fiber optic cables to cellular sites. These trends are increasing the demand for the types of services we provide.

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

Within the context of a slowly growing economy and the current volatility in the credit and equity markets, we believe the latest trends and developments support our steady industry outlook. We will continue to closely monitor the effects that changes in economic and market conditions may have on our customers and our business and we will continue to manage those areas of the business we can control.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported therein and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to recognition of revenue for costs and estimated earnings in excess of billings, the fair value of reporting units for goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, income taxes, accrued insurance claims, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates.

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

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. Management analyzes the collectability of accounts receivable balances each period. This analysis considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of our future provision for doubtful accounts. We recognize an increase in the allowance for doubtful accounts when it is probable that a receivable is not collectable and the loss can be reasonably estimated. Any increase in the allowance account has a corresponding negative effect on our results of operations. We believe that none of our significant customers were experiencing financial difficulties that would materially impact our trade accounts receivable or allowance for doubtful accounts as of July 28, 2012.

Goodwill and Intangible Assets.  As of July 28, 2012, we had $174.8 million of goodwill, $4.7 million of indefinite-lived intangible assets and $45.1 million of finite-lived intangible assets, net of accumulated amortization. As of July 30, 2011, we had $174.8 million of goodwill, $4.7 million of indefinite-lived intangible assets and $51.6 million of finite-lived intangible assets, net of accumulated amortization. There was no goodwill impairment during fiscal 2012, 2011 or 2010.

We account for goodwill in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other (“ASC Topic 350”). Our reporting units and related indefinite-lived intangible assets are tested annually during the fourth fiscal quarter of each year in accordance with ASC Topic 350 in order to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations during the period incurred.

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

Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors resulting from the cyclical nature of our business, the high level of competition existing within our industry, the concentration of our revenues from a limited number of customers, and the level of overall economic activity. During times of slowing economic conditions, our customers may reduce capital expenditures and defer or cancel pending projects. Individual reporting units may be relatively more impacted by these factors than the Company as a whole. As a result, demand for the services of one or more of our reporting units could decline resulting in an impairment of goodwill or intangible assets.

We performed our annual impairment test in the fourth quarter of each of fiscal 2012, 2011 and 2010. The key valuation assumptions contributing to the fair value estimates of our reporting units were (a) a discount rate based on our best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units; (b) terminal value based on terminal growth rates; and (c) seven expected years of cash flow before the terminal value for each annual test. The table below outlines the key assumptions in each of our fiscal 2012, 2011 and 2010 annual impairment analyses:

	2012	2011	2010

Terminal growth rate range	1.5% - 3.0%	1.5% - 3.0%	1.0% - 3.0%
Discount rate	13.0%	13.5%	15.0%

The discount rate reflects risks inherent within each reporting unit operating individually, which is greater than the risks inherent in the Company as a whole. The discount rate used in the fiscal 2012 analysis decreased compared to the rate used in the fiscal 2011 analysis as a result of reduced risk relative to industry conditions. The discount rate used in the fiscal 2011 analysis decreased compared to the rate used in the fiscal 2010 analysis as a result of reduced risk relative to industry conditions and a lower interest rate environment. We believe the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of our reporting units and within our industry.

For fiscal 2012, 2011 and 2010 none of the reporting units incurred operating losses which would impact our financial position in a material manner. Current operating results, including any losses, are evaluated by us in the assessment of goodwill and other intangible assets. The estimates and assumptions used in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Changes in judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in impairments of goodwill or intangible assets at additional reporting units. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of our reporting units. We can provide no assurances that, if such conditions occur, they will not trigger impairments of goodwill and other intangible assets in future periods.

As a result of the fiscal 2012 annual impairment analysis, we concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit. However, the UtiliQuest reporting unit, having a goodwill balance of approximately $35.6 million and an indefinite-lived trade name of $4.7 million, has recently been at lower operating levels as compared to historical levels. The estimated fair value of the UtiliQuest reporting unit exceeds its carrying value, but the margin of excess has declined to less than 30%. The UtiliQuest reporting unit provides services to a broad range of customers including utilities and telecommunication providers. These services are required prior to underground excavation and are influenced by overall economic activity, including construction activity. The goodwill balance of this reporting unit may have an increased likelihood of impairment if a downturn in customer demand were to occur, or if the reporting unit were not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in changes to other valuation assumptions. If the discount rate applied in the fiscal 2012 impairment analysis had been 100 basis points higher than estimated for each reporting unit and all other assumptions were held constant, the conclusion would remain unchanged and there would be no impairment of goodwill or the indefinite lived intangible-intangible asset. As of July 28, 2012, we believe the goodwill is recoverable for all of the reporting units; however, there can be no assurances that the goodwill will not be impaired in future periods.

Certain of our reporting units also have other intangible assets including customer relationships, trade names, and non-compete intangibles. As of July 28, 2012, we believe that the carrying amounts of these intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

Accrued Insurance Claims.  We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our underground facility locating services. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is determined with the assistance of an actuary and reflected in the consolidated financial statements as accrued insurance claims. The liability for accrued claims and related accrued processing costs was $48.8 million and $49.4 million at July 28, 2012 and July 30, 2011, respectively. Based on payment patterns of similar prior claims, we expect $25.2 million of the amount accrued at July 28, 2012 to be paid within the next twelve months.

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

With regard to losses occurring in fiscal 2012 and fiscal 2013, we have retained the risk of loss of up to $1.0 million on a per occurrence basis for automobile liability, general liability and workers’ compensation. These retention amounts are applicable to all of the states in which we operate, except with respect to workers’ compensation insurance in two states in which we participate in a state sponsored insurance fund. Aggregate stop loss coverage for automobile liability, general liability and workers’ compensation claims is $38.7 million for fiscal 2012 and $41.8 million for fiscal 2013. For losses under our employee health plan, we are party to a stop-loss agreement under which we retain the risk of loss, on an annual basis, of the first $250,000 of claims per participant. In addition, we retain the risk of loss for the first $550,000 of claim amounts that aggregate across all participants that exceed $250,000.

Income Taxes.  We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. ASC Topic 740, Income Taxes (“ASC Topic 740”) prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. ASC Topic 740 also provides guidance on derecognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosure and transition. Under ASC Topic 740, companies may recognize a previously unrecognized tax benefit if the tax position is effectively (as opposed to “ultimately”) settled through examination, negotiation or litigation.

Stock-Based Compensation.  Our stock-based award programs are intended to attract, retain and reward talented employees, officers and directors, and to align stockholder and employee interests. We have granted stock-based awards under our 2003 Long-term Incentive Plan (“2003 Plan”) and the 2007 Non-Employee Directors Equity Plan (“2007 Directors Plan” and, together with the 2003 Plan, the “Plans”). We also have several other plans, both expired and current, under which awards are outstanding but under which no further awards will be granted. Our policy is to issue new shares to satisfy equity awards under the Plans. The Plans provide for the grants of stock options, time-based restricted share units (“RSUs”), and performance-based restricted share units (“Performance RSUs”). The total number of shares available for grant under the Plans as of July 28, 2012 was 914,180.

Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the consolidated statements of operations. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions including: expected volatility based on the historical price of our stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on our history and expectation of dividend payments. Stock options generally vest ratably over a four-year period and are exercisable over a period of up to ten years.

The fair value of restricted share units is estimated on the date of grant and is generally equal to the closing stock price on that date. RSUs vest ratably over a period of four years and are settled in one share of our common stock on the vesting date. Performance RSU’s vest over a three-year period from the date of grant if certain performance goals are achieved. The performance targets are based on our fiscal year operating earnings (adjusted for certain amounts) as a percentage of contract revenues and our fiscal year operating cash flow level. Additionally, the awards include three year performance goals having similar measures as the fiscal year targets which, if met, result in supplemental shares awarded. For Performance RSUs, we evaluate compensation expense quarterly and recognize expense for performance-based awards if we determine it is probable that the performance criteria for the awards will be met.

The total amount of stock-based compensation expense ultimately recognized is based on the number of awards that actually vest and fluctuates as a result of performance criteria, as well as the vesting period of all stock-based awards. Accordingly, the amount of compensation expense recognized during any fiscal year may not be representative of future stock-based compensation expense.  In accordance with ASC Topic 718, Compensation – Stock Compensation, compensation costs for performance-based awards are recognized over the requisite service period if it is probable that the performance goal will be satisfied. We use our best judgment to determine probability of achieving the performance goals at each reporting period and recognize compensation costs based on the estimate of the shares that are expected to vest.

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

Results of Operations

The Company uses a fiscal year ending on the last Saturday in July. Fiscal 2012 and fiscal 2011 consisted of 52 weeks while fiscal 2010 consisted of 53 weeks, with its fourth quarter having 14 weeks of operations. The following table sets forth, as a percentage of revenues earned, our consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	Fiscal Year Ended
	2012		2011		2010
	(Dollars in millions)

Revenues	$1,201.1	100.0%	$1,035.9	100.0%	$988.6	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	968.9	80.7	837.1	80.8	810.1	81.9
General and administrative	104.0	8.7	94.6	9.1	98.1	9.9
Depreciation and amortization	62.7	5.2	62.5	6.0	63.6	6.4
Total	1,135.7	94.6	994.3	96.0	971.8	98.3
Interest expense, net	(16.7)	(1.4)	(15.9)	(1.5)	(14.2)	(1.4)
Loss on debt extinguishment	-	-	(8.3)	(0.8)	-	-
Other income, net	15.8	1.3	11.1	1.1	8.1	0.8
Income before income taxes	64.6	5.4	28.5	2.7	10.7	1.1
Provision for income taxes	25.2	2.1	12.4	1.2	4.9	0.5
Net income	$39.4	3.3%	$16.1	1.6%	$5.8	0.6%

Year Ended July 28, 2012 Compared to Year Ended July 30, 2011

Revenues.  The following table presents information regarding total revenues by type of customer for the fiscal years ended July 28, 2012 and July 30, 2011 (totals may not add due to rounding):

	Fiscal Year Ended					%
	2012		2011		Increase	Increase
	Revenue	% of Total	Revenue	% of Total	(decrease)	(decrease)
	(Dollars in millions)

Telecommunications	$1,014.6	84.5%	$850.5	82.1%	$164.1	19.3%
Underground facility locating	131.3	10.9	144.7	14.0	(13.4)	(9.2)
Electric and gas utilities and other customers	55.2	4.6	40.7	3.9	14.5	35.6
Total contract revenues	$1,201.1	100.0%	$1,035.9	100.0%	$165.3	16.0%

Revenues increased $165.3 million, or 16.0%, during fiscal 2012 compared to fiscal 2011. Businesses acquired during the second quarter of fiscal 2011 generated $54.5 million of revenues during fiscal 2012 compared to $33.8 million during fiscal 2011.

Revenues from specialty construction services provided to telecommunications companies increased 19.3%, or $164.1 million, to $1,014.6 million during fiscal 2012 compared to $850.5 million during fiscal 2011. Businesses acquired during the second quarter of fiscal 2011 generated $20.7 million of this increase. Revenue increased $50.5 million for a significant telephone customer for services provided under existing contracts, including fiber to the cell site activity, and for services provided under new contracts which expanded our geographic service area. For another significant telecommunications customer revenue increased $41.4 million for services provided under new contracts entered into during fiscal 2011 which expanded our geographic service area. Additionally, we had incremental revenue of $36.6 million for a telephone customer from services provided under existing contracts and for rural broadband initiatives. For two leading cable multiple system operators, we experienced a $13.0 million increase in revenue for installation, maintenance, and construction services, which included services to provision fiber to cellular sites. Other telecommunications customers had net increases in revenue of $58.0 million for fiscal 2012, including services provided under new contracts for rural broadband initiatives, expanding both our customer base and geographic service areas. These increases were partially offset by a decrease in revenue of $50.6 million for a significant telephone customer compared to the prior year as a result of reduced spending by the customer in the current period and a $5.6 million decline in services provided to another leading cable multiple system operator.

Total revenues from underground facility locating customers during fiscal 2012 decreased 9.2% to $131.3 million compared to $144.7 million during fiscal 2011. The decrease resulted from contracts that were terminated during fiscal 2011, reflecting a planned de-emphasis of technician intensive customer contracts.

Total revenues from electric and gas utilities and other construction and maintenance customers during fiscal 2012 increased 35.6% to $55.2 million compared to $40.7 million during fiscal 2011.  The increase was primarily attributable to increases in work performed for several gas companies and electric utilities during fiscal 2012 as compared to fiscal 2011.

Costs of Earned Revenues.  Costs of earned revenues increased to $968.9 million during fiscal 2012 compared to $837.1 million during fiscal 2011. The increase was primarily due to a higher level of operations during fiscal 2012, including the operating costs of Communication Services and NeoCom since their acquisitions during the second quarter of fiscal 2011. The primary components of the increase were a $93.0 million aggregate increase in direct labor and independent subcontractor costs, a $28.8 million increase in direct materials costs, a $7.9 million increase in other direct costs, and a $2.1 million increase in fuel costs.

Costs of earned revenues as a percentage of contract revenues decreased 0.1% during fiscal 2012 compared to fiscal 2011. Labor and subcontractor costs decreased 0.3% in fiscal 2012 compared to fiscal 2011 as a result of improved operating efficiency and the mix of work performed. Additionally, fuel costs decreased 0.3% as a percentage of total revenue as compared to the prior year. Other direct costs decreased 0.9% as a percentage of total revenue compared to fiscal 2011, primarily as a result of reduced costs for insurance claims during the current period and improved operating cost leverage. Offsetting these decreases, material usage increased 1.4% as a percentage of total revenue based on our mix of work.

General and Administrative Expenses.  General and administrative expenses increased $9.4 million to $104.0 million during fiscal 2012 compared to $94.6 million for fiscal 2011. The increase is partially a result of incremental general and administrative expenses of Communication Services and NeoCom which were acquired during the second quarter of fiscal 2011. Further, the increase in total general and administrative expenses during fiscal 2012 resulted from increased payroll from the growth of operations, higher incentive pay expenses as a result of improved operating results, and increased stock-based compensation expense. Stock-based compensation expense was $7.0 million during fiscal 2012 compared to $4.4 million during fiscal 2011.

General and administrative expenses as a percentage of contract revenues were 8.7% and 9.1% for fiscal 2012 and fiscal 2011, respectively. The decrease in general and administrative expenses as a percentage of contract revenues is the result of improved operating leverage on our increase in revenue.

Depreciation and Amortization.  Depreciation and amortization increased to $62.7 million during fiscal 2012 from $62.5 million during fiscal 2011 and totaled 5.2% and 6.0% as a percentage of contract revenues during the current and prior year, respectively. The decrease in depreciation and amortization as a percentage of contract revenues was primarily the result of our mix of work and greater leverage on depreciable assets as our revenue has grown.

Interest Expense, Net.  Interest expense, net was $16.7 million and $15.9 million during fiscal 2012 and fiscal 2011, respectively. The increase reflects higher debt balances outstanding during the period as a result of the issuance of our 7.125% senior subordinated notes due 2021, as described below, and the related purchase and redemption of our outstanding 8.125% senior subordinated notes due 2015. However, our overall effective interest rate has been reduced as a result of the issuance of our 7.125% senior subordinated notes due 2021.

Fiscal 2011-  Loss on Debt Extinguishment.  On January 21, 2011, Dycom Investments, Inc., one of our subsidiaries, issued $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 (the “2021 Notes”) in a private placement.  A portion of the net proceeds was used to fund the purchase in January 2011 of $86.96 million aggregate principal amount of our outstanding 8.125% senior subordinated notes due 2015 (the “2015 Notes”) at a price of 104.313% of the principal amount pursuant to a tender offer to purchase, for cash, any and all of our $135.35 million in aggregate principal amount of outstanding 2015 Notes. Additionally, a portion of the net proceeds was used to fund our redemption in February 2011 of the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes at a price of 104.063% of the principal amount. As a result, we recognized a loss on debt extinguishment of approximately $6.0 million during fiscal 2011, comprised of tender premiums and legal and professional fees associated with the tender offer and redemption and $2.3 million for the write off of deferred debt issuance costs for the 2015 Notes redeemed.

Other Income, Net.  Other income increased to $15.8 million during fiscal 2012 from $11.1 million during fiscal 2011. The increase in other income was primarily a function of assets sold and prices obtained for those assets during fiscal 2012, including approximately $0.6 million for the gain on sale of a non-core cable system asset.

Income Taxes.  The following table presents our income tax expense and effective income tax rate for continuing operations for fiscal years 2012 and 2011:

	Fiscal Year Ended
	2012	2011
	(Dollars in millions)

Income tax provision	$25.2	$12.4
Effective income tax rate	39.0%	43.5%

Our effective income tax rates differ from the statutory rate for the tax jurisdictions where we operate. Variations in our effective income tax rate for fiscal 2012 and 2011 are primarily attributable to the impact of non-deductible and non-taxable items, disqualifying dispositions of incentive stock option exercises, and production-related tax credits recognized in relation to our pre-tax results during the period. Non-deductible and non-taxable items will generally have a reduced impact on the effective income tax rate in periods of greater pre-tax results. We had total unrecognized tax benefits of approximately $2.2 million and $2.1 million as of July 28, 2012 and July 30, 2011, respectively, which would reduce our effective tax rate during the periods recognized if it is determined that those liabilities are no longer required. During fiscal 2012 we were notified by the Internal Revenue Service that our federal income tax return for a recent period was selected for examination. We believe our provision for income taxes is adequate; however, any significant assessment could affect our results of operations and cash flows.

Net Income.  Net income was $39.4 million for fiscal 2012 as compared to $16.1 million for fiscal 2011.

Year Ended July 30, 2011 Compared to Year Ended July 31, 2010

Revenues.  As a result of our fiscal year end date, fiscal 2011 had 52 weeks compared to 53 weeks in fiscal 2010. The following table presents information regarding total revenues by type of customer for the fiscal years ended July 30, 2011 and July 31, 2010, including the additional week of operations in fiscal 2010 (totals may not add due to rounding):

	Fiscal Year Ended					%
	2011		2010		Increase	Increase
	Revenue	% of Total	Revenue	% of Total	(decrease)	(decrease)
	(Dollars in millions)

Telecommunications	$850.5	82.1%	$783.6	79.2%	$66.9	8.5%
Underground facility locating	144.7	14.0	176.3	17.8	(31.7)	(17.9)
Electric and gas utilities and other customers	40.7	3.9	28.7	3.0	12.0	41.8
Total contract revenues	$1,035.9	100.0%	$988.6	100.0%	$47.2	4.8%

Revenues increased $47.2 million, or 4.8%, during fiscal 2011 as compared to fiscal 2010. Of this increase, $33.8 million was generated by businesses acquired during fiscal 2011.

Revenues from specialty construction services provided to telecommunications companies increased 8.5% to $850.5 million during fiscal 2011 compared to $783.6 million during fiscal 2010. Of this increase, $33.8 million was generated by businesses acquired during fiscal 2011. Additionally, we experienced a $30.0 million increase for a significant telephone customer deploying fiber within its network, a $18.5 million increase from two leading cable multiple system operators for installation, maintenance and construction services, including services to provision fiber to cellular sites, and a $9.2 million increase for another telephone customer increasing the capabilities of its networks. Other customers had net increases of $15.3 million during fiscal 2011 including the work performed for rural broadband initiatives. Partially offsetting these increases was a $22.1 million decrease from a leading cable multiple system operator for installation, maintenance and construction services. We also experienced a $17.8 million net decrease compared to fiscal 2010 for a significant telephone customer deploying fiber to its network, partially offset by work performed under new contracts with this customer.

Total revenues from underground facility locating customers during fiscal 2011 decreased 17.9% to $144.7 million compared to $176.3 million during fiscal 2010. The decrease resulted from contracts that were terminated since fiscal 2010, reflecting a planned de-emphasis of technician intensive customer contracts.

Total revenues from electric and gas utilities and other construction and maintenance customers during fiscal 2011 increased 41.8% to $40.7 million compared to $28.7 million during fiscal 2010.  The increase was primarily attributable to increases in work performed for several gas companies and electric utilities during fiscal 2011 compared to fiscal 2010.

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

Costs of earned revenues as a percentage of contract revenues decreased 1.1% for fiscal 2011 as compared to fiscal 2010. Excluding the legal settlement charges referred to above, cost of earned revenues as a percentage of contract revenues decreased 1.0% for fiscal 2011 as compared to fiscal 2010. Labor and subcontractor costs represented a lower percentage of total revenue for fiscal 2011 and decreased 2.4% compared to fiscal 2010 as a result of improved operating efficiency and the mix of work performed. Offsetting this decrease, direct materials costs increased 1.2% as a percentage of total revenue as our mix of work included a higher level of projects where we provided materials to the customer. Additionally, fuel costs increased 0.2% as a percentage of contract revenues as compared to fiscal 2010. Other direct costs remained consistent as a percentage of revenue year over year.

General and Administrative Expenses.  General and administrative expenses decreased $3.5 million to $94.6 million during fiscal 2011 as compared to $98.1 million for fiscal 2010, which included an additional week required by our fiscal calendar. The decrease in total general and administrative expenses resulted from a reduction of payroll expense and reduced legal and professional fees related to certain information technology initiatives that were completed. Partially offsetting these decreases were incremental general and administrative expenses of Communication Services and NeoCom which were acquired during the second quarter of fiscal 2011 and increased incentive pay expenses as a result of improved operating results. Stock-based compensation expense was $4.4 million during fiscal 2011 compared to $3.4 million during fiscal 2010.

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

Depreciation and Amortization.  Depreciation and amortization decreased to $62.5 million during fiscal 2011 from $63.6 million during fiscal 2010 and totaled 6.0% and 6.4% as a percentage of contract revenues during fiscal 2011 and 2010, respectively. The decreases for fiscal 2011 as compared to fiscal 2010 was primarily the result of assets becoming fully depreciated during 2011, partially offset by increased replacement activity in the second half of fiscal 2011.  These decreases were also offset by the addition of fixed assets and amortizable intangible assets related to the Communication Services and NeoCom acquisitions during the second quarter of fiscal 2011.

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

Loss on Debt Extinguishment.  On January 21, 2011, Dycom Investments, Inc., one of our subsidiaries, issued $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 in a private placement. A portion of the net proceeds was used to fund the purchase in January 2011 of $86.96 million aggregate principal amount of our outstanding 8.125% senior subordinated notes due 2015 at a price of 104.313% of the principal amount pursuant to a tender offer to purchase, for cash, any and all of the $135.35 million in aggregate principal amount of outstanding 2015 Notes, and to fund our redemption in February 2011 of the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes at a price of 104.063% of the principal amount. As a result, during fiscal 2011 we recognized debt extinguishment costs of $6.0 million comprised of tender premiums and legal and professional fees associated with the tender offer and subsequent redemption and $2.3 million for the write-off of deferred debt issuance costs.

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

Our effective income tax rates differ from the statutory rate for the tax jurisdictions where we operate as a result of several factors. During fiscal 2011 and fiscal 2010, the provision for income taxes included the reversal of $0.2 million and $1.2 million, respectively, of certain income tax liabilities which were no longer required due to the expiration of statutes of limitation. In addition, during the first quarter of fiscal 2010 we recognized a non-cash income tax charge of $1.1 million for a valuation allowance on a deferred tax asset associated with an investment that became impaired for tax purposes. Excluding the impact of these items, the variations in our effective income tax rate for fiscal 2011 and 2010 are primarily attributable to the impact of non-deductible and non-taxable items and tax credits recognized in relation to our pre-tax results during the period. As a percentage, these tax items will generally have a greater impact on the effective income tax rate in periods of lower pre-tax results. As of July 30, 2011, we had total unrecognized tax benefits of approximately $2.1 million, which would reduce our effective tax rate during the periods recognized if it is determined that those liabilities are not required.

Net Income.  Net income was $16.1 million for fiscal 2011 as compared to $5.8 million for fiscal 2010.

Liquidity and Capital Resources

Capital requirements.  Historically, our sources of cash have been operating activities, long-term debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Our working capital needs vary based on our level of operations and generally increase with higher levels of revenue. Our working capital requirements are also impacted by the time it takes us to collect our accounts receivable for work performed for customers. Cash and cash equivalents totaled $52.6 million at July 28, 2012 compared to $44.8 million at July 30, 2011.  Cash increased during fiscal 2012 as a result of cash provided by operations offset by capital expenditures, net of the proceeds from the sale of assets, and repurchases of our common stock. Working capital (total current assets less total current liabilities) was $262.4 million at July 28, 2012 compared to $211.8 million at July 30, 2011. The increase in working capital is primarily a result of our growth in operations.

Capital resources are primarily used to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. We periodically borrow from and repay our revolving credit facility depending on our cash requirements. Additionally, our capital requirements may increase to the extent we make acquisitions that involve consideration other than our stock, buy back our common stock or repurchase or call our senior subordinated notes. We have not paid cash dividends since 1982. Our board of directors regularly evaluates our dividend policy based on our financial condition, profitability, cash flow, capital requirements, and the outlook of our business. We currently intend to retain any earnings for use in the business, including for investment in acquisitions, and consequently we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Additionally, the indenture governing our senior subordinated notes contains covenants that restrict our ability to make certain payments, including the payment of dividends.

We expect capital expenditures, net of disposals, to range from $55 million to $60 million for fiscal 2013. Our level of capital expenditures can vary depending on the customer demand for our services, the replacement cycle we select for our equipment, and overall economic growth. We intend to fund these expenditures primarily from operating cash flows, availability under our credit facility and cash on hand.

	Fiscal Year Ended
	2012	2011	2010
	(Dollars in millions)
Net cash flows:
Provided by operating activities	$65.1	$43.9	$54.1
Used in investing activities	$(51.9)	$(85.4)	$(46.6)
Used in financing activities	$(5.4)	$(17.0)	$(8.9)

Cash from operating activities.  During fiscal 2012, net cash provided by operating activities was $65.1 million. Non-cash items during fiscal 2012 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities used $37.9 million of operating cash flow during fiscal 2012. The primary working capital uses during fiscal 2012 were increases in accounts receivable of $3.4 million and increases in net costs and estimated earnings in excess of billings of $35.7 million. The increases in accounts receivable and costs and estimated earnings in excess of billings are a result of growth in operations during fiscal 2012 and changes to the customer mix compared to fiscal 2011. Other working capital changes that used operating cash flow during fiscal 2012 were increases in other current and other non-current assets combined of $6.3 million, primarily for higher levels of inventory, and decreases in accrued liabilities and accrued insurance claims of $1.2 million. Working capital sources of cash flow during fiscal 2012 were income taxes receivable of $5.7 million used during the period and increases in accounts payable of $3.0 million as a result of timing of higher operating levels and timing of payments.

Based on average daily revenue during the applicable quarter, days sales outstanding calculated for accounts receivable, net was 41 days as of July 28, 2012 compared to 42 days of as July 30, 2011. Days sales outstanding calculated for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, were 36 days as of July 28, 2012 and 27 days as of July 30, 2011. These changes resulted from growth in operations during fiscal 2012 and changes to the customer mix compared to fiscal 2011. We believe that none of our major customers were experiencing financial difficulties that would materially affect our cash flows or liquidity as of July 28, 2012.

During fiscal 2011, net cash provided by operating activities was $43.9 million. Operating cash flow and net income for fiscal 2011 were reduced by our payment of $6.0 million in consent and other fees related to our repurchase of $135.35 million in aggregate principal amount of the 2015 Notes. Non-cash items during fiscal 2011 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, deferred income taxes, amortization of debt issuance costs, and the write-off of approximately $2.3 million of debt issuance costs in connection with the tender offer and subsequent redemption of the outstanding 2015 Notes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities used $47.4 million of operating cash flow during fiscal 2011. The primary working capital uses during fiscal 2011 were increases in accounts receivable of $21.7 million and increases in net costs and estimated earnings in excess of billings of $23.2 million. The increases in accounts receivable and costs and estimated earnings in excess of billings are a result of higher revenue levels during the fourth quarter, including storm restoration services. Other uses of working capital included other current and other non-current assets combined of $4.4 million, primarily for higher levels of inventory, and increases in income taxes receivable of $5.0 million as a result of the timing of federal and state income tax payments. Working capital changes that increased operating cash flow during fiscal 2011 were increases in accounts payable of $2.6 million and increases in other accrued liabilities and accrued insurance claims of $4.3 million. These increases were primarily attributable to higher operating levels and the timing of payments.

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

Cash used in investing activities.  Net cash used in investing activities was $51.9 million during fiscal 2012.  During fiscal 2012 capital expenditures of $77.6 million were offset in part by proceeds from the sale of assets of $24.8 million, including approximately $5.5 million related to the sale of non-core cable system assets during the third quarter of fiscal 2012. Capital expenditures of $77.6 million for fiscal 2012 increased from $61.5 million in fiscal 2011 as the result of spending for new work opportunities and for the replacement of certain fleet assets. In addition, we incurred certain capital expenditures to increase the fuel and operating efficiency of our fleet of vehicles. Restricted cash, primarily related to funding provisions of our insurance programs, decreased $0.9 million during fiscal 2012.

During fiscal 2011 net cash used in investing activities was $85.4 million, including $9.0 million and $27.5 million paid in connection with the acquisitions of Communication Services and NeoCom, respectively. Capital expenditures of $61.5 million were offset in part by proceeds from the sale of assets of $12.3 million. Capital expenditures increased in fiscal 2011 primarily as a result of the replacement activity of our fleet and due to spending incurred to address new work opportunities and to increase the fuel efficiency of our fleet of vehicles. Restricted cash, primarily related to funding provisions of our insurance program, decreased approximately $0.2 million during fiscal 2011.

Net cash used in investing activities was $46.6 million for fiscal 2010. Capital expenditures of $55.4 million were offset in part by proceeds from the sale of assets of $8.8 million, primarily vehicles and equipment.

Cash used in financing activities.  Net cash used in financing activities was $5.4 million during fiscal 2012. During fiscal 2012, we repurchased 597,700 shares of our common stock in open market transactions, at an average price of $21.68 per share, for approximately $13.0 million. We received $6.5 million from the exercise of stock options and received excess tax benefits of $1.6 million primarily from the vesting of restricted stock units and exercises of stock options during fiscal 2012. During fiscal 2012, we withheld shares of restricted units and paid $0.3 million to tax authorities in order to meet payroll tax withholdings obligations on restricted units that vested to certain officers and employees during those periods. Additionally, we paid approximately $0.2 million during fiscal 2012 for principal payments on capital leases.

Net cash used in financing activities was $17.0 million during fiscal 2011. During fiscal 2011 we received $187.5 million in gross proceeds from the issuance of $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 and paid $5.2 million in debt issuance costs. A portion of the net proceeds from the issuance were used in January 2011 to fund the purchase of $86.96 million principal amount of our 2015 Notes pursuant to a concurrent tender offer and to fund the redemption of the remaining $48.39 million outstanding aggregate principal amount in February 2011. Additionally, we paid approximately $0.6 million in principal payments on capital leases. During fiscal 2011 we repurchased 5,389,500 shares of our common stock in open market transactions for $64.5 million, at an average price of $11.98 per share. Additionally, we received $1.3 million from the exercise of stock options during fiscal 2011. Further, during fiscal 2011 we withheld shares of restricted share units and paid $0.2 million to tax authorities in order to meet payroll tax withholding obligations on restricted share units that vested to certain officers and employees during those periods.

Net cash used in financing activities was $8.9 million for fiscal 2010.  During fiscal 2010, we paid $3.2 million for debt issuance costs in connection with entering into our new five-year $225.0 million Credit Agreement in June 2010. In addition, we paid $1.0 million in principal payments on capital leases. We repurchased 475,602 shares of our common stock in open market transactions for $4.5 million, at an average price of $9.44 per share, during fiscal 2010. In addition, we withheld shares of restricted share units and paid $0.3 million to tax authorities in order to meet payroll tax withholdings obligations on restricted share units that vested to certain officers and employees during those periods. Additionally, we received less than $0.1 million from the exercise of stock options and received excess tax benefits of less than $0.1 million from the vesting of restricted share units.

Compliance with Notes and Credit Agreement.  On January 21, 2011, Dycom Investments, Inc., one of our subsidiaries, accepted tenders for $86.96 million in aggregate principal amount of outstanding 8.125% senior subordinated notes due 2015 (the “2015 Notes”) pursuant to our previously announced tender offer to purchase, for cash, any and all of our $135.35 million in aggregate principal amount of outstanding 2015 Notes. Holders of the accepted 2015 Notes received total consideration of $1,043.13 per $1,000 principal amount of 2015 Notes tendered (which included a $20 consent payment per $1,000 principal amount of 2015 Notes tendered). The total cash payment to purchase the tendered 2015 Notes, including accrued and unpaid interest, was approximately $92.6 million. On February 21, 2011, we redeemed the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes not tendered pursuant to the tender offer described above at a redemption price of 104.063% of the principal amount, in addition to accrued and unpaid interest. As a result, during fiscal 2011, we recognized a loss on debt extinguishment of approximately $6.0 million, comprised of tender premiums and legal and professional fees associated with the tender offer and redemption and $2.3 million for the write off of deferred debt issuance costs for the 2015 Notes redeemed.

Additionally, on January 21, 2011, we issued and sold $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 (the “2021 Notes”). The 2021 Notes are guaranteed by certain of our subsidiaries. A portion of the net proceeds from the sale of the 2021 Notes was used to fund our purchase of the 2015 Notes pursuant to the tender offer and redemption described above.

The indenture governing the 2021 Notes contains covenants that limit, among other things, our ability and the ability of certain of our subsidiaries to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of  our subsidiaries to pay dividends or make payments to us or our restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of our assets. As of July 28, 2012, the principal amount outstanding under the 2021 Notes was $187.5 million.

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

In addition, the Amendment increased the amount that we are permitted to use to repurchase our common stock by $30.0 million during the period beginning January 5, 2011 through the maturity date of the Credit Agreement, subject to certain conditions.

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

Borrowings under the Credit Agreement (other than swingline loans as defined in the Credit Agreement) bear interest at a rate equal to either (a) the administrative agent’s base rate, described in the Credit Agreement as the highest of (i) the sum of the federal funds rate and 0.50%; (ii) the administrative agent’s prime rate; and (iii) the eurodollar rate (defined in the Credit Agreement as the British Bankers’ Association LIBOR Rate, divided by the aggregate of 1.00% and one (1) less a reserve percentage (as defined in the Credit Agreement), or (b) the eurodollar rate, in addition to an applicable margin based on the Company’s consolidated leverage ratio, in each case. Swingline loans bear interest at a rate equal to the administrative agent’s base rate and a margin based on the Company’s consolidated leverage ratio. Based on our current consolidated leverage ratio, revolving borrowings would be eligible for a margin of 1.25% for borrowings based on the administrative agent’s base rate and 2.25% for borrowings based on the eurodollar rate.

We incur fees under the Credit Agreement for the unutilized commitments at rates that range from 0.50% to 0.625% per annum, fees for outstanding standby letters of credit at rates that range from 2.00% to 2.75% per annum and fees for outstanding commercial letters of credit at rates that range from 1.00% to 1.375% per annum, in each case based on our consolidated leverage ratio. As of July 28, 2012, fees for unutilized commitments and outstanding standby letters of credit were at rates per annum of 0.50% and 2.25%, respectively.

The Credit Agreement contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, sale-leaseback transactions, transactions with affiliates and capital expenditures. The Credit Agreement contains financial covenants that require us to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.00, as measured on a trailing four-quarter basis at the end of each fiscal quarter and (ii) maintain a consolidated interest coverage ratio of not less than 2.75 to 1.00 for fiscal quarters ending July 31, 2010 through April 28, 2012 and not less than 3.00 to 1.00 for the fiscal quarter ending July 28, 2012 and each fiscal quarter thereafter, as measured on a trailing four-quarter basis at the end of each fiscal quarter. As of July 28, 2012, we had no outstanding borrowings and $38.5 million of outstanding standby letters of credit issued under the Credit Agreement. The outstanding standby letters of credit are issued as part of our insurance program. At July 28, 2012, we are in compliance with the financial covenants and had additional borrowing availability of up to $186.5 million, as determined by the most restrictive covenants of the Credit Agreement.

Contractual Obligations.  The following tables set forth our outstanding contractual obligations, including related party leases, as of July 28, 2012:

	Less than 1 Year	Years 1-3	Years 3 - 5	Greater than 5 Years	Total
	(Dollars in thousands)

7.125% senior subordinated notes due 2021	$-	$-	$-	$187,500	$187,500
Interest payments on debt (excluding capital leases)	13,359	26,719	26,719	46,758	113,555
Capital lease obligations (including interest and executory costs)	76	-	-	-	76
Operating lease obligations	8,308	10,237	4,665	2,135	25,345
Employment agreements	3,224	2,242	652	-	6,118
Purchase and other contractual obligations	7,158	-	-	-	7,158
Total	$32,125	$39,198	$32,036	$236,393	$339,752

Purchase and other contractual obligations in the above table primarily represent obligations under agreements to purchase undelivered vehicles and equipment. We have excluded contractual obligations under the multiemployer defined pension plan that covers certain of our employees as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of July 28, 2012.   During fiscal 2012, 2011 and 2010, our contributions to the multiemployer defined pension plan totaled approximately $2.9 million, $3.8 million, and $5.5 million, respectively.

Our consolidated balance sheet as of July 28, 2012 includes a long-term liability of approximately $23.6 million for accrued insurance claims.  This liability has been excluded from the above table as the timing of any cash payments is uncertain. See Note 7 of the Notes to our Consolidated Financial Statements for additional information regarding our accrued insurance claims liability.

The liability for unrecognized tax benefits for uncertain tax positions was $2.2 million and $2.1 million as of July 28, 2012 and July 30, 2011, respectively, and is included in other liabilities in our consolidated balance sheet.  This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

    Off-Balance Sheet Arrangements.

Performance Bonds and Guarantees - We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our obligations under a contract. As of July 28, 2012, we had $224.8 million of outstanding performance and other surety contract bonds and no events have occurred in which customers have exercised their rights under any such bonds. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.

Letters of Credit - We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize our obligations to our insurance carriers in connection with the settlement of potential claims. As of July 28, 2012, we had $38.5 million outstanding standby letters of credit issued under the Credit Agreement.

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

Management continually monitors the financial markets and assesses general economic conditions for any impact on our financial position. If changes in financial markets or other areas of the economy adversely impact our ability to access capital markets, we would expect to rely on a combination of available cash and the existing committed credit facility to provide short-term funding. We believe that our cash investment policies are conservative and we expect that the current volatility in the capital markets will not have a material impact on our cash investments.

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

Our backlog totaled $1.565 billion and $1.412 billion at July 28, 2012 and July 30, 2011, respectively. We expect to complete 58% of the July 28, 2012 backlog during fiscal 2013.

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

In addition, we have experienced and expect to continue to experience quarterly variations in revenues and net income as a result of other factors, including:

•
our fiscal year which ends on the last Saturday in July, and as a result, fiscal 2012 and fiscal 2011 consisted of 52 weeks while fiscal 2010 consisted of 53 weeks, with its fourth quarter having 14 weeks of operations;

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

•
fluctuations in income tax expense due to levels of taxable earnings, the impact of non-deductible items and tax credits, and the impact of disqualifying dispositions of incentive stock option expenses.

Accordingly, operating results for any fiscal period are not necessarily indicative of results that may be achieved for any subsequent fiscal period.

Recently Issued Accounting Pronouncements

Refer to Note 1 of Notes to the Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to interest rates on our cash and equivalents and our debt obligations. We monitor the effects of market changes on interest rates and manage interest rate risks by investing in short-term cash equivalents with market rates of interest and by maintaining a mix of fixed and variable rate debt obligations. A hypothetical 100 basis point increase in interest rates would result in an increase to annual earnings of approximately $0.5 million and $0.4 million, respectively, if our cash and equivalents held as of July 28, 2012 and July 30, 2011 were to be fully invested in interest bearing financial instruments.

Our revolving credit facility permits borrowings at a variable rate of interest. We had no outstanding borrowings as of July 28, 2012. Outstanding long-term debt at July 28, 2012 included $187.5 million of our senior subordinated notes due in 2021, which bear a fixed rate of interest of 7.125%. Due to the fixed rate of interest on the notes, changes in interest rates would not have an impact on the related interest expense. The fair value of the outstanding notes totaled approximately $192.0 million as of July 28, 2012, based on quoted market prices. There exists market risk sensitivity on the fair value of the fixed rate notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the notes of approximately $5.9 million, calculated on a discounted cash flow basis.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of July 28, 2012, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and related notes and Report of Independent Registered Public Accounting Firm follow on subsequent pages of this report.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 28, 2012 AND JULY 30, 2011

	July 28,	July 30,
	2012	2011
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$52,581	$44,766
Accounts receivable, net	141,788	138,552
Costs and estimated earnings in excess of billings	127,321	90,855
Inventories	26,274	20,558
Deferred tax assets, net	15,633	15,957
Income taxes receivable	4,884	8,685
Other current assets	8,466	10,938
Total current assets	376,947	330,311

PROPERTY AND EQUIPMENT, NET	158,247	149,439
GOODWILL	174,849	174,849
INTANGIBLE ASSETS, NET	49,773	56,279
OTHER	12,377	13,877
TOTAL NON-CURRENT ASSETS	395,246	394,444
TOTAL ASSETS	$772,193	$724,755

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,823	$39,399
Current portion of debt	74	232
Billings in excess of costs and estimated earnings	1,522	749
Accrued insurance claims	25,218	26,092
Other accrued liabilities	50,926	52,041
Total current liabilities	114,563	118,513

LONG-TERM DEBT	187,500	187,574
ACCRUED INSURANCE CLAIMS	23,591	23,344
DEFERRED TAX LIABILITIES, NET NON-CURRENT	49,537	39,923
OTHER LIABILITIES	4,071	3,550
Total liabilities	379,262	372,904

COMMITMENTS AND CONTINGENCIES, Notes 9, 10, and 17

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	-	-
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 33,587,744 and 33,487,640 issued and outstanding, respectively	11,196	11,162
Additional paid-in capital	114,820	112,991
Accumulated other comprehensive income	138	299
Retained earnings	266,777	227,399
Total stockholders' equity	392,931	351,851
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$772,193	$724,755

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 28, 2012, JULY 30, 2011, AND JULY 31, 2010

	2012	2011	2010
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$1,201,119	$1,035,868	$988,623

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	968,949	837,119	810,064
General and administrative (including stock-based compensation expense of $7.0 million, $4.4 million, and $3.4 million, respectively)	104,024	94,622	98,140
Depreciation and amortization	62,693	62,533	63,607
Total	1,135,666	994,274	971,811

Interest expense, net	(16,717)	(15,911)	(14,175)
Loss on debt extinguishment	-	(8,295)	-
Other income, net	15,825	11,096	8,093

INCOME BEFORE INCOME TAXES	64,561	28,484	10,730

PROVISION (BENEFIT) FOR INCOME TAXES:

Current	15,309	(2,351)	2,960
Deferred	9,874	14,728	1,921
Total	25,183	12,377	4,881

NET INCOME	$39,378	$16,107	$5,849

EARNINGS PER COMMON SHARE:

Basic earnings per common share	$1.17	$0.46	$0.15

Diluted earnings per common share	$1.14	$0.45	$0.15

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	33,653,055	35,306,900	38,931,029

Diluted	34,481,895	35,754,168	38,996,866

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 28, 2012, JULY 30, 2011, AND JULY 31, 2010

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
	(Dollars in thousands, except shares)

Balances at July 25, 2009	38,998,513	$12,999	$172,112	$69	$205,443	$390,623
Stock options exercised	4,841	2	31	-	-	33
Tax deficit from stock option and restricted stock plans	-	-	(603)	-	-	(603)
Non-cash stock-based compensation expense	-	-	3,316	-	-	3,316
Issuance of restricted stock, net of tax withholdings	128,438	43	(317)	-	-	(274)
Repurchase of common stock	(475,602)	(159)	(4,330)	-	-	(4,489)
Other comprehensive income	-	-	-	100	-	100
Net income	-	-	-	-	5,849	5,849
Balances at July 31, 2010	38,656,190	12,885	170,209	169	211,292	394,555
Stock options exercised	153,841	51	1,270	-	-	1,321
Non-cash stock-based compensation expense	-	-	4,314	-	-	4,314
Issuance of restricted stock, net of tax withholdings	67,109	23	(51)	-	-	(28)
Repurchase of common stock	(5,389,500)	(1,797)	(62,751)	-	-	(64,548)
Other comprehensive income	-	-	-	130	-	130
Net income	-	-	-	-	16,107	16,107
Balances at July 30, 2011	33,487,640	11,162	112,991	299	227,399	351,851
Stock options exercised	617,103	206	6,284	-	-	6,490
Non-cash stock-based compensation expense	5,168	2	6,780	-	-	6,782
Issuance of restricted stock, net of tax withholdings	75,533	25	(354)	-	-	(329)
Repurchase of common stock	(597,700)	(199)	(12,761)	-	-	(12,960)
Other comprehensive loss	-	-	-	(161)	-	(161)
Tax benefits from stock-based compensation	-	-	1,880	-	-	1,880
Net income	-	-	-	-	39,378	39,378
Balances at July 28, 2012	33,587,744	$11,196	$114,820	$138	$266,777	$392,931

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 28, 2012, JULY 30, 2011, AND JULY 31, 2010

	2012	2011	2010
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$39,378	$16,107	$5,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,693	62,533	63,607
Bad debt expense (recovery), net	186	(23)	198
Gain on sale of fixed assets	(15,430)	(10,216)	(7,677)
Write-off of deferred financing costs	-	2,337	-
Deferred income tax provision	9,874	14,728	1,921
Non-cash stock-based compensation	6,782	4,409	3,351
Amortization of debt issuance costs	1,297	1,295	1,114
Excess tax benefit from share-based awards	(1,625)	-	(69)
Other	(105)	87	52
Change in operating assets and liabilities:
Accounts receivable, net	(3,421)	(21,665)	4,617
Costs and estimated earnings in excess of billings, net	(35,693)	(23,157)	776
Other current assets and inventory	(6,403)	(5,014)	(6,348)
Other assets	62	617	(1,004)
Income taxes receivable	5,747	(5,025)	3,294
Accounts payable	2,978	2,580	(1,557)
Accrued liabilities, insurance claims, and other liabilities	(1,195)	4,264	(13,986)
Net cash provided by operating activities	65,125	43,857	54,138

INVESTING ACTIVITIES:
Capital expenditures	(77,612)	(61,457)	(55,376)
Proceeds from sale of assets	24,783	12,305	8,768
Cash paid for acquisitions	-	(36,451)	-
Changes in restricted cash	926	225	-
Net cash used in investing activities	(51,903)	(85,378)	(46,608)

FINANCING ACTIVITIES:
Repurchases of common stock	(12,960)	(64,548)	(4,489)
Exercise of stock options and other	6,490	1,321	33
Restricted stock tax withholdings	(329)	(197)	(274)
Excess tax benefit from share-based awards	1,625	-	69
Principal payments on capital lease obligations	(233)	(582)	(1,023)
Debt issuance costs	-	(5,177)	(3,233)
Proceeds from issuance of 7.125% senior subordinated notes due 2021	-	187,500	-
Purchase of 8.125% senior subordinated notes due 2015	-	(135,350)	-
Net cash used in financing activities	(5,407)	(17,033)	(8,917)

Net increase (decrease) in cash and equivalents	7,815	(58,554)	(1,387)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	44,766	103,320	104,707

CASH AND EQUIVALENTS AT END OF PERIOD	$52,581	$44,766	$103,320

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES
AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$15,443	$17,296	$13,131
Income taxes	$10,722	$3,481	$6,208

Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$4,593	$10,173	$885

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

On November 19, 2010, the Company acquired certain assets and assumed certain liabilities of Communication Services, Inc. (“Communication Services”), a provider of outside plant construction services to telecommunications companies in the Southeastern and South Central United States. The purchase price for Communication Services was $9.0 million paid from cash on hand and the assumption of approximately $0.9 million in capital lease obligations. Approximately $0.9 million of the purchase price has been placed in escrow until November 2012 and will be used to satisfy any indemnification obligations of the sellers that may arise. On December 23, 2010, the Company acquired NeoCom Solutions, Inc. (“NeoCom”), based in Woodstock, Georgia. NeoCom provides services to construct, install, optimize and maintain wireless communication facilities in the Southeastern United States. The purchase price for NeoCom was $27.5 million paid from cash on hand. These acquisitions were not material to the Company.

Accounting Period – The Company uses a fiscal year ending on the last Saturday in July. Fiscal 2012 and 2011 each consisted of 52 weeks while fiscal 2010 consisted of 53 weeks, with its fourth quarter having 14 weeks of operations.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For the Company, key estimates include: recognition of revenue for costs and estimated earnings in excess of billings, the fair value of reporting units for goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, income taxes, accrued insurance claims, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. At the time they are made, the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to the financial statements.

Revenue Recognition – The Company recognizes revenues under the percentage of completion method of accounting using the units-of-delivery or cost-to-cost measures. A significant majority of the Company’s contracts are based on units-of-delivery and revenue is recognized as each unit is completed. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Revenues from services provided under time and materials based contracts are recognized when the services are performed. The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized.

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

Cash and Equivalents – Cash and equivalents primarily include balances on deposit in banks. The Company maintains substantially all of its cash and equivalents at financial institutions it believes to be of high credit quality. To date, the Company has not experienced any loss or lack of access to cash in its operating accounts.

Restricted Cash – As of July 28, 2012 and July 30, 2011, the Company had approximately $3.7 million and $4.7 million in restricted cash, respectively, which is held as collateral in support of the Company’s insurance obligations. Restricted cash is included in other current assets and other assets in the consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the consolidated statements of cash flows.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management analyzes the collectability of accounts receivable balances each period. This analysis considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of the Company’s provision for doubtful accounts.

Inventories – Inventories consist of materials and supplies used in the ordinary course of business and are carried at the lower of cost (using the first-in, first-out method) or market. Inventories also include certain job specific materials which are valued using the specific identification method. For contracts where the Company is required to supply part or all of the materials on behalf of the customers, the loss of the customer or declines in contract volumes could result in an impairment of the value of materials purchased.

Property and Equipment – Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives (see Note 5 for the range of useful lives). Amortization of capital lease assets is included in depreciation expense. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income. Capitalized software is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 350-40, Internal Use Software. Capitalized software consists primarily of costs to purchase and develop internal-use software and is amortized over its useful life as a component of depreciation expense. Property and equipment included internally developed capitalized computer software gross cost and net book value of $11.6 million and $7.4 million, respectively, as of July 28, 2012 and gross cost and net book value of $8.0 million and $5.8 million, respectively as of July 30, 2011.

Goodwill and Intangible Assets – The Company accounts for goodwill in accordance with ASC Topic 350, Goodwill and Other Intangible Assets (“ASC Topic 350”). The Company’s reporting units and related indefinite-lived intangible assets are tested annually during the fourth fiscal quarter of each year in accordance with ASC Topic 350 in order to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If the Company determines the fair value of goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations during the period incurred.

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

The Company uses judgment in assessing if goodwill and intangible assets are impaired. Estimates of fair value are based on the Company’s projection of revenues, operating costs, and cash flows taking into consideration historical and anticipated future results, general economic and market conditions, as well as the impact of planned business or operational strategies. To measure fair value, the Company employs a combination of present value techniques which reflect market factors. Changes in the Company’s judgments and projections could result in significantly different estimates of fair value potentially resulting in additional impairments of goodwill and other intangible assets. See Note 6 for further discussion regarding the Company’s goodwill and intangible assets.

Long-Lived Tangible Assets – The Company reviews long-lived tangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of an asset group and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived tangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Accrued Insurance Claims – The Company retains the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with the Company’s underground facility locating services. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is determined with the assistance of an actuary and reflected in the consolidated financial statements as accrued insurance claims. The liability for accrued claims and related accrued processing costs was $48.8 million and $49.4 million at July 28, 2012 and July 30, 2011, respectively, and included incurred but not reported losses of approximately $22.3 million and $22.7 million, respectively. Based on payment patterns of similar prior claims, the Company expects $25.2 million of the amount accrued at July 28, 2012 to be paid within the next 12 months.

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

    Income Taxes – The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

ASC Topic 740, Income Taxes (“ASC Topic 740”) prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. ASC Topic 740 also provides guidance on derecognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosure and transition. Under ASC Topic 740, companies may recognize a previously unrecognized tax benefit if the tax position is effectively (as opposed to “ultimately”) settled through examination, negotiation, or litigation.

Per Share Data – Basic earnings per common share is computed based on the weighted average number of shares outstanding during the period, excluding unvested restricted share units. Diluted earnings per common share includes the weighted average common shares outstanding for the period and dilutive potential common shares, including unvested restricted share units. Performance vesting restricted share units are only included in diluted earnings per common share calculations for the period if all the necessary performance conditions are satisfied and their impact is dilutive.  Common stock equivalents related to stock options are excluded from diluted earnings per common share calculations if their effect would be anti-dilutive.

Stock-Based Compensation – The Company’s stock-based award programs are intended to attract, retain and reward talented employees, officers and directors, and to align stockholder and employee interests. Stock-based awards are granted by the Company under its 2003 Long-term Incentive Plan (“2003 Plan”) and the 2007 Non-Employee Directors Equity Plan (“2007 Directors Plan” and, together with the 2003 Plan, the “Plans”). The Company also has several other plans, both expired and current, under which awards are outstanding but under which no further awards will be granted. The Company’s policy is to issue new shares to satisfy equity awards under the Plans. The Plans provide for the grants of stock options, time based restricted share units (“RSUs”), and performance based restricted share units (“Performance RSUs”). The total number of shares available for grant under the Plans as of July 28, 2012 was 914,180.

Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the consolidated statements of operations. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions including: expected volatility based on the historical price of the Company’s stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on the Company’s history and expectation of dividend payments. Stock options generally vest ratably over a four year period and are exercisable over a period of up to ten years.

The fair value of restricted share units is estimated on the date of grant and is generally equal to the closing stock price on that date. RSUs vest ratably over a period of four years and are settled in one share of the Company’s common stock on the vesting date. Performance RSUs vest over a three year period from the date of grant, if certain performance goals are achieved. The performance targets are based on a combination of the Company’s fiscal year operating earnings (adjusted for certain amounts) as a percentage of contract revenues and the Company’s fiscal year operating cash flow level. Additionally, the awards include three year performance goals with similar measures as the fiscal year targets which if met result in supplemental shares awarded. For Performance RSUs, the Company evaluates compensation expense quarterly and recognizes expense for performance based awards only if management determines it is probable that the performance criteria for the awards will be met.

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

Comprehensive Income (Loss) – During fiscal 2012, 2011 and 2010, the Company did not have any material changes in its equity resulting from non-owner sources. Accordingly, comprehensive income (loss) approximated net income for the respective period’s operations.

Fair Value of Financial Instruments – ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) defines and establishes a measurement framework for fair value and expands disclosure requirements. ASC Topic 820 requires that assets and liabilities carried at fair value are classified and disclosed in one of the following three categories: (1) Level 1 - Quoted market prices in active markets for identical assets or liabilities; (2) Level 2 - Observable market-based inputs or unobservable inputs that are corroborated by market data; and (3) Level 3 - Unobservable inputs not corroborated by market data which require the reporting entity’s own assumptions. The Company’s financial instruments consist primarily of cash and equivalents, restricted cash, accounts and other receivables, income taxes receivable and payable, accounts payable and certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the Company’s outstanding 7.125% senior subordinated notes due 2021(the “2021 Notes”). The Company determined that the fair value of the 2021 Notes at July 28, 2012 and July 30, 2011 was $192.0 million and $190.5 million, respectively, based on quoted market prices as compared to the carrying value of $187.5 million. During fiscal 2012 and 2011, the Company had no non-recurring fair value measurements of assets or liabilities subsequent to their initial recognition.

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

Segment Information – The Company operates in one reportable segment as a specialty contractor, providing engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. All of the Company’s operating segments have been aggregated into one reporting segment due to their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. The Company’s services are provided by its various subsidiaries throughout the United States and in Canada. One of the Company’s operating segments earned revenues from contracts in Canada of approximately $11.9 million, $7.4 million, and $6.3 million during fiscal 2012, 2011, and 2010, respectively. The Company had no material long-lived assets in the Canadian operations at July 28, 2012 or July 30, 2011.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits entities testing for goodwill impairment to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. ASU 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to assess goodwill at least annually for impairment. ASU 2011-08 is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In July 2012, FASB issued Accounting Standards Update No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). ASU 2012-02 amends Topic 350 by establishing an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. This update allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The company is currently evaluating the impact this update may have on its indefinite-lived intangibles impairment testing. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

2. Computation of Earnings Per Common Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation as required by ASC Topic 260, Earnings Per Share.

	Fiscal Year Ended
	2012	2011	2010
	(Dollars in thousands, except per share amounts)

Net income available to common stockholders (numerator)	$39,378	$16,107	$5,849

Weighted-average number of common shares (denominator)	33,653,055	35,306,900	38,931,029

Basic earnings per common share	$1.17	$0.46	$0.15

Weighted-average number of common shares	33,653,055	35,306,900	38,931,029
Potential common stock arising from stock options, and unvested restricted share units	828,840	447,268	65,837
Total shares-diluted (denominator)	34,481,895	35,754,168	38,996,866

Diluted earnings per common share	$1.14	$0.45	$0.15

Anti-dilutive weighted shares excluded from the calculation of earnings per share	1,262,964	2,071,254	2,647,975

3. Accounts Receivable

Accounts receivable consists of the following:

	July 28,	July 30,
	2012	2011
	(Dollars in thousands)

Contract billings	$136,610	$136,371
Retainage and other receivables	5,448	2,549
Total	142,058	138,920
Less: allowance for doubtful accounts	(270)	(368)
Accounts receivable, net	$141,788	$138,552

As of July 28, 2012, the Company expected to collect all retainage balances above within the next twelve months.

The allowance for doubtful accounts changed as follows:

	Fiscal Year Ended
	July 28, 2012	July 30, 2011
	(Dollars in thousands)

Allowance for doubtful accounts at beginning of period	$368	$559
Bad debt expense (recovery), net	186	(23)
Amounts charged against the allowance	(284)	(168)
Allowance for doubtful accounts at end of period	$270	$368

4. Costs and Estimated Earnings on Contracts in Excess of Billings

Costs and estimated earnings in excess of billings, net, consist of the following:

	July 28,	July 30,
	2012	2011
	(Dollars in thousands)

Costs incurred on contracts in progress	$100,766	$71,685
Estimated to date earnings	26,555	19,170
Total costs and estimated earnings	127,321	90,855
Less: billings to date	(1,522)	(749)
	$125,799	$90,106

Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$127,321	$90,855
Billings in excess of costs and estimated earnings	(1,522)	(749)
	$125,799	$90,106

 The above amounts include revenue for services from contracts based both on the units-of-delivery and the cost-to-cost measures of the percentage of completion method.

5. Property and Equipment

Property and equipment, including amounts for assets subject to capital leases, consists of the following:

	General	July 28,	July 30,
	Useful Lives	2012	2011
	(Years)	(Dollars in thousands)

Land	--	$2,915	$3,165
Buildings	15-35	10,630	11,707
Leasehold improvements	3-15	4,674	4,554
Vehicles	3-5	220,669	216,648
Computer hardware and software	3-10	57,965	54,998
Office furniture and equipment	3-5	5,552	5,477
Equipment and machinery	2-10	133,467	127,412
Total		435,872	423,961
Less: accumulated depreciation		(277,625)	(274,522)
Property and equipment, net		$158,247	$149,439

Depreciation expense and repairs and maintenance, including amounts for assets subject to capital leases, were as follows:

	Fiscal Year Ended
	2012	2011	2010
	(Dollars in thousands)

Depreciation expense	$56,187	$55,727	$57,177
Repairs and maintenance expense	$15,623	$15,130	$14,634

6. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for fiscal years 2012, 2011, and 2010 are as follows:

		Fiscal 2011 Changes
	As of	Impairment		As of	As of
	July 31, 2010	Losses	Acquisitions	July 30, 2011	July 28, 2012
	(Dollars in thousands)

Goodwill	$353,618	$-	$16,998	$370,616	$370,616
Accumulated impairment losses	(195,767)	-	-	(195,767)	(195,767)
	$157,851	$-	$16,998	$174,849	$174,849

The Company’s intangible assets consist of the following:

	Weighted Average Remaining Useful Lives	July 28, 2012	July 30, 2011
	(Years)	(Dollars in thousands)

Carrying amount:
Customer relationships	9.4	$89,145	$89,145
UtiliQuest trade name	--	4,700	4,700
Trade names	8.2	2,860	2,860
Non-compete agreements	3.4	150	150
		96,855	96,855
Accumulated amortization:
Customer relationships		45,852	39,601
Trade names		1,182	957
Non-compete agreements		48	18
Net Intangible Assets		$49,773	$56,279

Amortization expense for finite-lived intangible assets for fiscal years 2012, 2011, and 2010 was $6.5 million, $6.8 million and $6.4 million, respectively. Amortization of the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Future estimated amortization expense for amortizing intangibles is as follows (dollars in thousands):

2013	$6,364
2014	$6,125
2015	$6,006
2016	$5,625
2017	$4,826
Thereafter	$16,128

The Company’s goodwill resides in multiple reporting units. The profitability of individual reporting units may periodically suffer from downturns in customer demand and other factors resulting from the cyclical nature of the Company’s business, the high level of competition existing within the Company’s industry, the concentration of the Company’s revenues from a limited number of customers, and the level of overall economic activity. During times of slowing economic conditions, the Company’s customers may reduce capital expenditures and defer or cancel pending projects. Individual reporting units may be relatively more impacted by these factors than the Company as a whole. As a result, demand for the services of one or more of the Company’s reporting units could decline resulting in an impairment of goodwill or intangible assets.

The Company performed its annual impairment test in the fourth quarter of each of fiscal 2012, 2011 and 2010. The Company estimates the fair value of its reporting units based on projections of revenues, operating costs, and cash flows considering historical and anticipated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The key valuation assumptions contributing to the fair value estimates of the Company’s reporting units were (a) a discount rate based on the Company’s best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units; (b) terminal value based on terminal growth rates; and (c) seven expected years of cash flow before the terminal value for each annual test. The table below outlines the key assumptions in each of the Company’s fiscal 2012, 2011 and 2010 annual impairment analyses:

	2012	2011	2010

Terminal growth rate range	1.5% - 3.0%	1.5% - 3.0%	1.0% - 3.0%
Discount rate	13.0%	13.5%	15.0%

The discount rate reflects risks inherent within each reporting unit operating individually, which is greater than the risks inherent in the Company as a whole. The discount rate used in the fiscal 2012 analysis decreased compared to the rate used in the fiscal 2011 analysis as a result of reduced risk relative to industry conditions. The discount rate used in the fiscal 2011 analysis decreased compared to the rate used in the fiscal 2010 analysis as a result of reduced risk relative to industry conditions and a lower interest rate environment. The Company believes the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of its reporting units and within its industry.

For fiscal 2012, 2011 and 2010 none of the reporting units incurred operating losses which would impact the Company’s financial position in a material manner. Current operating results, including any losses, are evaluated by the Company in the assessment of goodwill and other intangible assets. The estimates and assumptions used in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Changes in judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in impairments of goodwill or intangible assets at additional reporting units. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of the Company’s reporting units. The Company can provide no assurances that, if such conditions occur, they will not trigger impairments of goodwill and other intangible assets in future periods.

As a result of the fiscal 2012 annual impairment analysis, the Company concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit. However, the UtiliQuest reporting unit, having a goodwill balance of approximately $35.6 million and an indefinite-lived trade name of $4.7 million, has recently been at lower operating levels as compared to historical levels. The estimated fair value of the UtiliQuest reporting unit exceeds its carrying value but the margin of excess has declined to less than 30%. The UtiliQuest reporting unit provides services to a broad range of customers including utilities and telecommunication providers. These services are required prior to underground excavation and are influenced by overall economic activity, including construction activity. The goodwill balance of this reporting unit may have an increased likelihood of impairment if a downturn in customer demand were to occur, or if the reporting unit were not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in changes to other valuation assumptions. As of July 28, 2012, the Company believes the goodwill is recoverable for all of the reporting units; however, there can be no assurances that the goodwill will not be impaired in future periods.

Certain of the Company’s reporting units also have other intangible assets including customer relationships, trade names, and non-compete intangibles. As of July 28, 2012, management believes that the carrying amounts of the intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

7. Accrued Insurance Claims

The Company retains the risk of loss, up to certain limits, for claims relating to automobile liability, general liability (including locate damages), workers’ compensation, and employee group health. With regard to losses occurring in fiscal 2012 and 2013, the Company has retained the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability and workers’ compensation. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in two states in which the Company participates in a state-sponsored insurance fund. Aggregate stop loss coverage for automobile liability, general liability and workers’ compensation claims is $38.7 million for fiscal 2012 and $41.8 million for fiscal 2013. For losses under the Company's employee health plan, the Company is party to a stop-loss agreement under which it retains the risk of loss, on an annual basis, of the first $250,000 of claims per participant. In addition, the Company retains the risk of loss for the first $550,000 of claim amounts that aggregate across all participants that exceed $250,000.

Accrued insurance claims consist of the following:

	July 28,	July 30,
	2012	2011
	(Dollars in thousands)

Amounts expected to be paid within one year:
Accrued auto, general liability and workers' compensation	$16,514	$16,708
Accrued employee group health	2,867	2,728
Accrued damage claims	5,837	6,656
	25,218	26,092
Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers' compensation	21,423	20,539
Accrued damage claims	2,168	2,805
	23,591	23,344
Total accrued insurance claims	$48,809	$49,436

8. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	July 28,	July 30,
	2012	2011
	(Dollars in thousands)

Accrued payroll and related taxes	$19,248	$18,959
Accrued employee benefit and incentive plan costs	12,488	9,683
Accrued construction costs	11,515	11,743
Other current liabilities	7,675	11,656
Total other accrued liabilities	$50,926	$52,041

9. Debt

The Company’s outstanding indebtedness consists of the following:

	July 28,	July 30,
	2012	2011
	(Dollars in thousands)

7.125% senior subordinated notes due 2021	$187,500	$187,500
Capital leases	74	306
	187,574	187,806
Less: current portion	(74)	(232)
Long-term debt	$187,500	$187,574

   On January 21, 2011, Dycom Investments, Inc. (“Issuer”) accepted tenders for $86.96 million in aggregate principal amount of outstanding 8.125% senior subordinated notes due 2015 (the “2015 Notes”) pursuant to its previously announced tender offer to purchase, for cash, any and all of its $135.35 million in aggregate principal amount of outstanding 2015 Notes. Holders of the accepted 2015 Notes received total consideration of $1,043.13 per $1,000 principal amount of 2015 Notes tendered (which included a $20 consent payment per $1,000 principal amount of 2015 Notes tendered). The total cash payment to purchase the tendered 2015 Notes, including accrued and unpaid interest, was approximately $92.6 million. On February 21, 2011, the Issuer redeemed the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes not tendered pursuant to the tender offer described above at a redemption price of 104.063% of the principal amount, in addition to accrued and unpaid interest. As a result, during fiscal 2011, the Company recognized a loss on debt extinguishment of approximately $6.0 million, comprised of tender premiums and legal and professional fees associated with the tender offer and redemption and $2.3 million for the write off of deferred debt issuance costs for the 2015 Notes redeemed.

Additionally, on January 21, 2011, the Issuer issued and sold $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 (the “2021 Notes”). The 2021 Notes are guaranteed by certain of the Company’s subsidiaries. A portion of the net proceeds from the sale of the 2021 Notes was used to fund the Company’s purchase of the 2015 Notes pursuant to the tender offer and redemption described above.

The indenture governing the 2021 Notes contains covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of the Company’s subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of its assets. As of July 28, 2012, the principal amount outstanding under the 2021 Notes was $187.5 million.

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

In addition, the Amendment increased the amount that the Company is permitted to use to repurchase the Company’s common stock by $30.0 million during the period beginning January 5, 2011 through the maturity date of the Credit Agreement, subject to certain conditions.

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

Borrowings under the Credit Agreement (other than swingline loans as defined in the Credit Agreement) bear interest at a rate equal to either (a) the administrative agent’s base rate, described in the Credit Agreement as the highest of (i) the sum of the federal funds rate and 0.50%; (ii) the administrative agent’s prime rate; and (iii) the eurodollar rate (defined in the Credit Agreement as the British Bankers’ Association LIBOR Rate, divided by the aggregate of 1.00% and one (1) less a reserve percentage (as defined in the Credit Agreement), or (b) the eurodollar rate, in addition to an applicable margin based on the Company’s consolidated leverage ratio, in each case. Swingline loans bear interest at a rate equal to the administrative agent’s base rate and a margin based on the Company’s consolidated leverage ratio. Based on the Company’s current consolidated leverage ratio, revolving borrowings would be eligible for a margin of 1.25% for borrowings based on the administrative agent’s base rate and 2.25% for borrowings based on the eurodollar rate.

    The Company incurs fees under the Credit Agreement for the unutilized commitments at rates that range from 0.50% to 0.625% per annum, fees for outstanding standby letters of credit at rates that range from 2.00% to 2.75% per annum and fees for outstanding commercial letters of credit at rates that range from 1.00% to 1.375% per annum, in each case based on the Company's consolidated leverage ratio. As of July 28, 2012, fees for unutilized commitments and outstanding standby letters of credit were at rates per annum of 0.50% and 2.25%, respectively.

The Credit Agreement contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, sale-leaseback transactions, transactions with affiliates and capital expenditures. The Credit Agreement contains financial covenants that require the Company to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.00, as measured on a trailing four-quarter basis at the end of each fiscal quarter and (ii) maintain a consolidated interest coverage ratio of not less than 2.75 to 1.00 for fiscal quarters ending July 31, 2010 through April 28, 2012 and not less than 3.00 to 1.00 for the fiscal quarter ending July 28, 2012 and each fiscal quarter thereafter, as measured on a trailing four-quarter basis at the end of each fiscal quarter. As of July 28, 2012, the Company had no outstanding borrowings and $38.5 million of outstanding standby letters of credit issued under the Credit Agreement. The outstanding standby letters of credit are issued as part of the Company’s insurance program. At July 28, 2012, the Company was in compliance with the financial covenants and had additional borrowing availability of up to $186.5 million, as determined by the most restrictive covenants of the Credit Agreement.

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

The components of the provision for income taxes are as follows:

	Fiscal Year Ended
	2012	2011	2010
	(Dollars in thousands)

Current:
Federal	$11,831	$(3,116)	$2,429
State	3,478	765	531
	15,309	(2,351)	2,960
Deferred:
Federal	9,392	14,375	1,895
Foreign	49	107	(40)
State	433	246	66
	9,874	14,728	1,921
Total tax provision	$25,183	$12,377	$4,881

Substantially all of the Company’s pre-tax income is from operations in the United States. There were immaterial amounts of pre-tax income related to foreign operations for fiscal 2012, 2011, and 2010.

The deferred tax provision represents the change in the deferred tax assets and liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The significant components of deferred tax assets and liabilities are comprised of the following:

	July 28,	July 30,
	2012	2011
	(Dollars in thousands)

Deferred tax assets:
Insurance and other reserves	$22,014	$23,396
Allowance for doubtful accounts and reserves	484	708
Net operating loss carryforwards	1,473	6,907
Other	4,378	4,333
Total deferred tax assets	28,349	35,344
Valuation allowance	(1,696)	(2,097)
Deferred tax assets, net of valuation allowance	$26,653	$33,247
Deferred tax liabilities:
Property and equipment	$35,832	$35,935
Goodwill and intangibles	24,039	20,592
Other	686	686
Deferred tax liabilities	$60,557	$57,213

Net deferred tax liabilities	$(33,904)	$(23,966)

The above valuation allowance reduces the deferred tax asset balances to the amount that the Company has determined is more likely than not to be realized. Prior to fiscal 2009, the Company incurred non-cash impairment charges on an investment for financial statement purposes and recorded a deferred tax asset reflecting the tax benefits of those impairment charges. During the first quarter of fiscal 2010, the investment became impaired for tax purposes and the Company determined that it was more likely than not that the associated tax benefit would not be realized prior to its eventual expiration. Accordingly, the Company recognized a non-cash income tax charge of $1.1 million for a valuation allowance of the associated deferred tax asset during fiscal 2010.  During fiscal 2012, the Company was able to utilize approximately $0.3 million of the underlying tax asset.  As a result, there is $0.8 million remaining in the valuation allowance related to the investment that became impaired during fiscal 2010. The remaining valuation allowance was deemed necessary due to the uncertainty of the Company’s ability to benefit from several state deferred tax assets for net operating loss carryforwards.  As of July 28, 2012, the Company had immaterial state net operating loss carryforwards, which generally begin to expire in fiscal 2022.

The difference between the total tax provision and the amount computed by applying the statutory federal income tax rates to pre-tax income is as follows:

	Fiscal Year Ended
	2012	2011	2010
	(Dollars in thousands)

Statutory rate applied to pre-tax income	$22,600	$9,970	$3,756
State taxes, net of federal tax benefit	2,766	659	388
Non-deductible and non-taxable items	208	1,517	1,064
Change in accruals for uncertain tax positions	93	53	(823)
Valuation allowance of deferred tax asset	(313)	-	1,090
Other items, net	(171)	178	(594)
Total tax provision	$25,183	$12,377	$4,881

The Company files income tax returns in the U.S. federal jurisdiction, multiple state jurisdictions and in Canada. With limited exceptions, the Company is no longer subject to U.S. federal and most state and local income tax examinations for fiscal years ended 2008 and prior. During fiscal 2012 the Company was notified by the Internal Revenue Service that its federal income tax return for a recent period was selected for examination. Management believes its provision for income taxes is adequate; however, any significant assessment could affect the Company’s results of operations and cash flows.

In the normal course of business, tax positions exist for which the ultimate outcome is uncertain. The Company establishes reserves against some or all of the tax benefit of the Company’s tax positions at the time the Company determines that the ultimate outcome becomes uncertain. For purposes of evaluating whether a tax position is uncertain, management presumes the tax position will be examined by the relevant taxing authority; the technical merits of a tax position are derived from authorities in the tax law and their applicability to the facts and circumstances of the tax position; and each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the “more likely than not” recognition threshold would be recognized in the Company’s income tax expense in the first interim period when the uncertainty disappears; when the matter is effectively settled; or when the applicable statute of limitations expires.

A summary of unrecognized tax benefits is as follows (dollars in thousands):

	Fiscal Year Ended
	2012	2011	2010
	(Dollars in thousands)

Balance at beginning of year	$2,054	$1,977	$2,897
Additions based on tax positions related to the fiscal year	154	226	231
Additions based on tax positions related to prior years	6	36	74
Reductions related to the expiration of statutes of limitation	(20)	(185)	(1,225)
Balance at end of year	$2,194	$2,054	$1,977

During fiscal 2010 the provision for income taxes included the reversal of $1.2 million of certain income tax liabilities which were no longer required due to the expiration of statutes of limitation. These amounts were immaterial during fiscal 2012 and 2011. As of July 28, 2012 and July 30, 2011, the Company had total unrecognized tax benefits of $2.2 million and $2.1 million, respectively, which would reduce the Company’s effective tax rate during future periods if it is subsequently determined that those liabilities are not required. The Company had approximately $0.6 million and $0.5 million for the payment of interest and penalties accrued at July 28, 2012 and July 30, 2011, respectively. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. Interest expense related to unrecognized tax benefits was immaterial for each of fiscal 2012, 2011, and 2010.

11. Other Income, Net

The components of other income, net, are as follows:

	Fiscal Year Ended
	2012	2011	2010
	(Dollars in thousands)

Gain on sale of fixed assets	$15,430	$10,216	$7,677
Miscellaneous income, net	395	880	416
Total other income, net	$15,825	$11,096	$8,093

12. Employee Benefit Plans

The Company sponsors a defined contribution plan that provides retirement benefits to eligible employees that elect to participate. Under the plan, participating employees may defer up to 15% of their base pre-tax compensation. The Company contributes 30% of the first 5% of base compensation that a participant contributes to the plan. The Company’s contributions were $1.2 million, $1.0 million, and $1.2 million in fiscal 2012, 2011 and 2010, respectively.

One of the Company’s subsidiaries participates in a multiemployer defined benefit pension plan (“the Multi-Employer Plan”) under the terms of collective-bargaining agreements that covers approximately 225 of its employees.  The subsidiary makes periodic contributions to the Multi-Employer Plan to meet the benefit obligations. During fiscal 2012, 2011, and 2010, the subsidiary contributed approximately $2.9 million, $3.8 million, and $5.5 million, respectively, to the Multi-Employer Plan.

The risks of participating in a multiemployer defined benefit pension plan are different from single-employer plans in the following aspects:

•	assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

•	if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be inherited by the remaining participating employers; and

•
if the Company chooses to stop participating in the Multi-Employer Plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company adopted Accounting Standards Update No. 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU 2011-09”) as of July 28, 2012.  In accordance with ASU 2011-09, the Company has assessed and determined that the Multi-Employer Plan to which it contributes is not individually significant.  Additionally, the Company does not expect to incur a withdrawal liability or expect to significantly increase its contributions over the remainder of the contract period.

13. Capital Stock

On March 15, 2012, the Board of Directors authorized $40.0 million to repurchase shares of the Company’s outstanding common stock to be made over the next eighteen months in open market or private transactions. During fiscal 2011 and fiscal 2012, the Company made the following repurchases under its current and previously authorized share repurchase programs:

Fiscal Year Ended	Number of Shares Repurchased	Total Consideration (Dollars in thousands)	Average Price Per Share

July 31, 2010	475,602	$4,489	$9.44
July 30, 2011	5,389,500	$64,548	$11.98
July 28, 2012	597,700	$12,960	$21.68

All shares repurchased have been subsequently cancelled. As of July 28, 2012, approximately $38.0 million remained authorized for repurchase through September 15, 2013.

14. Stock-Based Awards

Stock-based compensation expense and the related tax benefit recognized during fiscal 2012, 2011 and 2010 were as follows:

	Fiscal Year Ended
	2012	2011	2010
	(Dollars in thousands)

Stock-based compensation expense	$6,952	$4,409	$3,351
Tax benefit recognized in the Statement of Operations	$2,412	$1,284	$806

The actual tax benefit realized for the tax deductions from option exercises and stock vestings totaled $2.8 million, $0.7 million and $0.6 million during fiscal 2012, 2011 and 2010, respectively.

As of July 28, 2012, unrecognized compensation expense related to stock options, RSUs and Performance RSUs was $7.5 million, $2.5 million and $12.9 million, respectively. This expense will be recognized over a weighted-average period of 2.3, 2.7 and 2.1 years, respectively, which is the weighted average remaining contractual term for RSUs and Performance RSUs. For performance based awards, the unrecognized compensation expense is based on the maximum amount of restricted share units that can be earned under outstanding awards. If the performance goals are not met, no compensation expense will be recognized for these share units and compensation expense previously recognized will be reversed.

The following table summarizes the significant assumptions and the valuation of stock options and restricted share units granted during fiscal 2012, 2011 and 2010:

	Fiscal Year Ended
	2012	2011	2010

Weighted average fair value of restricted share units granted	$19.49	$13.60	$8.56
Weighted average fair value of performance restricted share units granted	$19.47	$10.60	$12.25
Weighted average fair value of stock options granted	$12.51	$8.15	$5.06
Stock option assumptions:
Risk-free interest rate	1.8%	2.3%	2.7%
Expected life (years)	9.4	6.8	6.8
Expected volatility	56.1%	58.6%	58.4%
Expected dividends	-	-	-

Stock Options

The following table summarizes stock option award activity during fiscal 2012:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In thousands)

Outstanding as of July 30, 2011	3,879,555	$15.91
Granted	124,816	$19.44
Options Exercised	(617,103)	$10.52
Forfeited or cancelled	(88,521)	$14.95
Outstanding as of July 28, 2012	3,298,747	$17.08	5.7	$15,150

Exercisable options as of July 28, 2012	1,880,936	$21.05	4.0	$6,636

Options exercisable presented above reflect the approximate amount of options expected to vest after giving effect to estimated forfeitures at an insignificant rate. The aggregate intrinsic values for stock options in the above table are based on the Company’s closing stock price of $17.68 on July 27, 2012. These amounts represent the total intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date, before any applicable taxes. The total intrinsic value of stock options exercised was $6.4 million, $1.1 million and less than $0.1 million for fiscal 2012, 2011 and 2010, respectively. The Company received cash from the exercise of stock options of $6.5 million, $1.3 million and less than $0.1 million during fiscal 2012, 2011 and 2010, respectively.

RSUs and Performance RSUs

RSUs and Performance RSUs will be settled in one share of the Company’s common stock upon vesting. RSUs vest ratably over a period of four years. For RSUs, upon each annual vesting, 50% of the newly vested shares (net of any shares used to satisfy tax withholding obligations) are restricted from sale or transferability (“restricted holdings”). The restrictions on sale or transferability of the restricted holdings will end 90 days after termination of employment of the holder. When the holder has accumulated restricted holdings having a value equal to or greater than the holder’s annual base salary then in effect, future grants will no longer be subject to the restriction on transferability.

The following table summarizes RSU and Performance RSU activity during fiscal 2012:

	Restricted Stock
	RSUs			Performance RSUs
	Share Units	Weighted Average Grant Price	Aggregate Intrinsic Value	Share Units	Weighted Average Grant Price	Aggregate Intrinsic Value
			(In thousands)			(In thousands)

Outstanding as of July 30, 2011	215,319	$11.56		149,552	$10.49
Granted	95,095	$19.49		721,596	$19.47
Share Units Vested	(81,340)	$12.30		(17,745)	$10.09
Forfeited or cancelled	(6,314)	$11.88		(79,139)	$11.57
Outstanding as of July 28, 2012	222,760	$14.49	$ 3,938	774,264	$18.76	$ 13,689

The unvested time vesting share units reflect the approximate amount of units expected to vest after giving effect to estimated forfeitures.  The Performance RSUs in the above table represent the maximum number of awards that could vest, which is two hundred percent of the target award. Accordingly, the target amount of Performance RSUs outstanding as of July 28, 2012 was 387,132. Approximately 139,000 Performance RSUs outstanding as of July 28, 2012 will be cancelled in December 2012 as a result of the fiscal 2012 performance criteria. The total fair value of restricted share units vested during fiscal 2012, 2011 and 2010 was $1.9 million, $1.1 million and $1.5 million, respectively.

The aggregate intrinsic values for restricted share units are based on the Company’s closing stock price of $17.68 on July 27, 2012. These amounts represent the total intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date, before any applicable taxes.

15. Related Party Transactions

The Company leases administrative offices from entities related to officers of the Company’s subsidiaries. The total expense under these arrangements for fiscal 2012, 2011, and 2010 was $1.5 million, $1.4 million, and $1.3 million, respectively. The remaining future minimum lease commitments under these arrangements is approximately $0.7 million, $0.6 million, $0.4 million, $0.4 million and $0.6 million during fiscal 2013, 2014, 2015, 2016 and 2017, respectively. There are no significant lease commitments under these arrangements thereafter. Additionally, the Company paid approximately $0.5 million in independent subcontracting services to entities related to officers of certain of the Company’s subsidiaries in fiscal 2012. There was a minimal amount paid in independent subcontracting services to entities related to officers of certain of the Company’s subsidiaries in fiscal 2011 and 2010.

16. Concentration of Credit Risk

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

The Company’s customer base is highly concentrated. The top five customers accounted for approximately 59.6%, 61.9% and 66.3% of its total revenues in fiscal 2012, 2011, and 2010, respectively. AT&T Inc. (“AT&T”), CenturyLink, Inc. (“CenturyLink”), Comcast Corporation (“Comcast”), and Verizon Communications, Inc. (“Verizon”) represent a significant portion of the Company’s customer base and were over 10% or more of total revenue during fiscal 2012, 2011, or 2010 as reflected in the following table:

	Fiscal Year Ended
	2012	2011	2010

AT&T	13.7%	21.1%	20.4%
CenturyLink*	13.6%	10.8%	11.6%
Comcast	12.6%	14.3%	14.3%
Verizon	11.3%	8.9%	11.5%

*For comparison purposes, revenues from CenturyLink, Inc. and Qwest Communications International, Inc. have been combined for periods prior to their April 2011 merger.

The Company believes that none of its significant customers were experiencing financial difficulties that would materially impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of July 28, 2012. Customers representing 10% or more of combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings during fiscal 2012 or 2011 had the following outstanding balances and the related percentage of the Company’s total outstanding balances:

	July 28, 2012		July 30, 2011
	Amount	% of Total	Amount	% of Total
		(Dollars in millions)

CenturyLink	$47.6	17.7%	$41.4	18.0%
Windstream Corporation	$35.4	13.2%	$20.5	8.9%
Verizon	$30.5	11.3%	$26.4	11.5%
AT&T	$24.7	9.2%	$29.2	12.7%

17. Commitments and Contingencies

On May 13, 2011, a proposed settlement was reached with respect to two wage and hour class action lawsuits. In connection with an agreement to settle the two lawsuits entered into by the Company, Prince Telecom, LLC (“Prince”), Cavo Broadband Communications, LLC, Broadband Express, LLC (“BBX”) and the plaintiffs’ attorneys, the Company recorded $0.6 million in other accrued liabilities during the third quarter of fiscal 2011. The first of the two lawsuits, which commenced on June 17, 2010, was brought by a former employee of Prince against Prince, the Company and certain unnamed U.S. affiliates of Prince and the Company (the “Affiliates”) in the United States District Court for the Southern District of New York. The lawsuit alleged that Prince, the Company and the Affiliates violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiff sought unspecified damages and other relief on behalf of himself and a putative class of similarly situated current and former employees of Prince, the Company and/or the Affiliates. The second of the lawsuits, which commenced on September 10, 2010, was brought by two former employees of BBX against BBX in the United States District Court for the Southern District of Florida. The lawsuit alleged that BBX violated the Fair Labor Standards Act by failing to comply with applicable overtime pay requirements. The plaintiffs sought unspecified damages and other relief on behalf of themselves and a putative class of similarly situated current and former employees of BBX. On August 12, 2011, the United States District Court for the Southern District of New York issued an Order approving the consolidation of the two lawsuits and approving the terms of the settlement, which was paid in December 2011.

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

The Company and its subsidiaries have operating leases covering office facilities, vehicles, and equipment that have original noncancelable terms in excess of one year. Certain of these leases contain renewal provisions and generally require the Company to pay insurance, maintenance, and other operating expenses. Total expense incurred under these operating lease agreements, excluding the transactions with related parties presented in Note 15, was $10.6 million, $9.4 million, and $10.1 million for fiscal 2012, 2011, and 2010, respectively. The Company also incurred rental expense of approximately $9.9 million, $6.7 million, and $6.0 million, respectively, related to facilities, vehicles, and equipment which are being leased under original terms that are less than one year. The future minimum obligation under the leases with noncancelable terms in excess of one year, excluding transactions with related parties, is as follows:

Future Minimum
Lease Payments
(Dollars in thousands)

2013	$7,636
2014	5,567
2015	3,661
2016	2,351
2017	1,291
Thereafter	2,109
Total	$22,615

Performance Bonds and Guarantees

The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of July 28, 2012, the Company had $224.8 million of outstanding performance and other surety contract bonds and no events have occurred in which the customers have exercised their rights under the bonds.

The Company has periodically guaranteed certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.

Letters of Credit

The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize the Company’s obligations to its insurance carriers in connection with the settlement of potential claims. As of July 28, 2012, the Company had $38.5 million outstanding standby letters of credit issued under the Credit Agreement.

18. Quarterly Financial Data (Unaudited)

In the opinion of management, the following unaudited quarterly data for fiscal 2012 and 2011 reflect all adjustments (consisting of normal recurring accruals), which are necessary to present a fair presentation of amounts shown for such periods (the sum of the quarterly results may not equal the reported annual amounts due to rounding). The earnings per common share calculation for each quarter is based on the weighted average shares of common stock outstanding plus the dilutive effect of stock options and restricted share units, if any.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share amounts)
Fiscal 2012:
Revenues	$319,575	$267,407	$296,103	$318,034
Costs of earned revenues, excluding depreciation and amortization	$255,187	$220,239	$241,386	$252,137
Gross profit	$64,388	$47,168	$54,717	$65,897
Net income	$12,966	$3,485	$9,645	$13,282
Earnings per common share - Basic	$0.39	$0.10	$0.29	$0.40
Earnings per common share - Diluted	$0.38	$0.10	$0.28	$0.39

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share amounts)
Fiscal 2011:
Revenues	$261,584	$218,203	$252,363	$303,719
Costs of earned revenues, excluding depreciation and amortization	$209,322	$181,621	$207,045	$239,132
Gross profit	$52,262	$36,582	$45,318	$64,587
Net income	$6,747	$(5,094)	$1,489	$12,965
Earnings per common share - Basic	$0.18	$(0.14)	$0.04	$0.38
Earnings per common share - Diluted	$0.18	$(0.14)	$0.04	$0.38

For fiscal 2011, the quarterly financial data includes the results of Communication Services (acquired November 2010) and NeoCom (acquired December 2010) since their acquisitions during the second quarter of fiscal 2011. Additionally, during the second and third quarters of fiscal 2011, the Company recognized debt extinguishment costs of $4.0 million and $2.0 million, respectively, comprised of tender premiums and legal and professional fees and $1.7 million and $0.6 million, respectively, for the write-off of deferred debt issuance costs related to the tender offer to purchase its $135.35 million in aggregate principal amount of outstanding 2015 Notes and redemption thereof. See Note 9 for further information. Further, during the third quarter of fiscal 2011, the Company incurred $0.6 million in charges related to the settlement of a legal matter.

19. Supplemental Consolidating Financial Statements

As of July 28, 2012, the outstanding aggregate principal amount of the Company’s 2021 Notes was $187.5 million. The 2021 Notes were issued by Dycom Investments, Inc. (the “Issuer”) in fiscal 2011 as further discussed in Note 9. The following consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent”) on a parent only basis, (ii) the Issuer, (iii) the guarantor subsidiaries for the 2021 Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. Intercompany charges (income) between the Parent and subsidiaries are recognized in the consolidating financial statements during the period incurred and the settlement of intercompany balances is reflected in the consolidating statement of cash flows based on the nature of the underlying transactions.

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JULY 28, 2012

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$-	$-	$51,563	$1,018	$-	$52,581
Accounts receivable, net	-	-	140,426	1,362	-	141,788
Costs and estimated earnings in excess of billings	-	-	125,869	1,452	-	127,321
Inventories	-	-	26,274	-	-	26,274
Deferred tax assets, net	2,390	-	13,566	80	(403)	15,633
Income taxes receivable	4,884	-	-	-	-	4,884
Other current assets	2,211	10	5,458	787	-	8,466
Total current assets	9,485	10	363,156	4,699	(403)	376,947

PROPERTY AND EQUIPMENT, NET	9,671	-	133,145	15,431	-	158,247
GOODWILL	-	-	174,849	-	-	174,849
INTANGIBLE ASSETS, NET	-	-	49,773	-	-	49,773
DEFERRED TAX ASSETS, NET NON-CURRENT	-	65	9,341	1,085	(10,491)	-
INVESTMENT IN SUBSIDIARIES	734,451	1,425,451	-	-	(2,159,902)	-
INTERCOMPANY RECEIVABLES	-	-	860,758	54	(860,812)	-
OTHER	6,075	4,338	1,731	233	-	12,377
TOTAL NON-CURRENT ASSETS	750,197	1,429,854	1,229,597	16,803	(3,031,205)	395,246
TOTAL ASSETS	$759,682	$1,429,864	$1,592,753	$21,502	$(3,031,608)	$772,193

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,785	$-	$33,441	$597	$-	$36,823
Current portion of debt	-	-	74	-	-	74
Billings in excess of costs and estimated earnings	-	-	1,522	-	-	1,522
Accrued insurance claims	588	-	24,551	79	-	25,218
Deferred tax liabilities	-	249	84	70	(403)	-
Other accrued liabilities	5,054	565	43,772	1,535	-	50,926
Total current liabilities	8,427	814	103,444	2,281	(403)	114,563

LONG-TERM DEBT	-	187,500	-	-	-	187,500
ACCRUED INSURANCE CLAIMS	708	-	22,815	68	-	23,591
DEFERRED TAX LIABILITIES, NET NON-CURRENT	1,020	-	57,140	1,868	(10,491)	49,537
INTERCOMPANY PAYABLES	353,713	507,099	-	-	(860,812)	-
OTHER LIABILITIES	2,883	-	1,185	3	-	4,071
Total liabilities	366,751	695,413	184,584	4,220	(871,706)	379,262
Total stockholders' equity	392,931	734,451	1,408,169	17,282	(2,159,902)	392,931
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$759,682	$1,429,864	$1,592,753	$21,502	$(3,031,608)	$772,193

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JULY 30, 2011

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$-	$-	$44,608	$158	$-	$44,766
Accounts receivable, net	-	-	136,168	2,384	-	138,552
Costs and estimated earnings in excess of billings	-	-	89,120	1,735	-	90,855
Inventories	-	-	20,488	70	-	20,558
Deferred tax assets, net	1,458	-	14,596	168	(265)	15,957
Income taxes receivable	8,685	-	-	-	-	8,685
Other current assets	2,492	9	7,505	932	-	10,938
Total current assets	12,635	9	312,485	5,447	(265)	330,311

PROPERTY AND EQUIPMENT, NET	8,880	-	119,722	21,399	(562)	149,439
GOODWILL	-	-	174,849	-	-	174,849
INTANGIBLE ASSETS, NET	-	-	56,279	-	-	56,279
DEFERRED TAX ASSETS, NET NON-CURRENT	-	54	8,067	179	(8,300)	-
INVESTMENT IN SUBSIDIARIES	695,073	1,373,992	-	-	(2,069,065)	-
INTERCOMPANY RECEIVABLES	-	-	859,629	-	(859,629)	-
OTHER	6,924	4,745	1,907	301	-	13,877
TOTAL NON-CURRENT ASSETS	710,877	1,378,791	1,220,453	21,879	(2,937,556)	394,444
TOTAL ASSETS	$723,512	$1,378,800	$1,532,938	$27,326	$(2,937,821)	$724,755

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$159	$-	$38,847	$393	$-	$39,399
Current portion of debt	-	-	232	-	-	232
Billings in excess of costs and estimated earnings	-	-	749	-	-	749
Accrued insurance claims	606	-	25,413	73	-	26,092
Deferred tax liabilities	-	193	4	68	(265)	-
Other accrued liabilities	5,651	1,106	43,340	1,944	-	52,041
Total current liabilities	6,416	1,299	108,585	2,478	(265)	118,513

LONG-TERM DEBT	-	187,500	74	-	-	187,574
ACCRUED INSURANCE CLAIMS	716	-	22,569	59	-	23,344
DEFERRED TAX LIABILITIES, NET NON-CURRENT	737	-	45,123	2,363	(8,300)	39,923
INTERCOMPANY PAYABLES	361,067	494,928	-	3,646	(859,641)	-
OTHER LIABILITIES	2,725	-	820	5	-	3,550
Total liabilities	371,661	683,727	177,171	8,551	(868,206)	372,904
Total stockholders' equity	351,851	695,073	1,355,767	18,775	(2,069,615)	351,851
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$723,512	$1,378,800	$1,532,938	$27,326	$(2,937,821)	$724,755

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED JULY 28, 2012

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract Revenues	$-	$-	$1,186,380	$14,739	$-	$1,201,119

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	957,449	11,500	-	968,949
General and administrative	28,048	574	65,185	10,217	-	104,024
Depreciation and amortization	3,137	-	54,735	4,833	(12)	62,693
Intercompany charges (income), net	(34,212)	-	33,749	463	-	-
Total	(3,027)	574	1,111,118	27,013	(12)	1,135,666

Interest income (expense), net	(3,049)	(13,660)	(8)	-	-	(16,717)
Other income, net	22	-	15,281	522	-	15,825

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	-	(14,234)	90,535	(11,752)	12	64,561

PROVISION (BENEFIT) FOR INCOME TAXES	-	(5,550)	35,299	(4,566)	-	25,183

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	-	(8,684)	55,236	(7,186)	12	39,378

EQUITY IN EARNINGS OF SUBSIDIARIES	39,378	48,062	-	-	(87,440)	-

NET INCOME (LOSS)	$39,378	$39,378	$55,236	$(7,186)	$(87,428)	$39,378

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED JULY 30, 2011

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract Revenues	$-	$-	$1,025,484	$10,384	$-	$1,035,868

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	827,980	9,139	-	837,119
General and administrative	23,520	648	62,174	8,280	-	94,622
Depreciation and amortization	3,192	-	54,232	5,156	(47)	62,533
Intercompany charges (income), net	(29,852)	-	29,437	415	-	-
Total	(3,140)	648	973,823	22,990	(47)	994,274

Interest income (expense), net	(3,140)	(12,852)	81	-	-	(15,911)
Loss on debt extinguishment	-	(8,295)	-	-	-	(8,295)
Other income, net	-	-	10,845	251	-	11,096

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	-	(21,795)	62,587	(12,355)	47	28,484

PROVISION (BENEFIT) FOR INCOME TAXES	-	(9,430)	27,142	(5,335)	-	12,377

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	-	(12,365)	35,445	(7,020)	47	16,107

EQUITY IN EARNINGS OF SUBSIDIARIES	16,107	28,472	-	-	(44,579)	-

NET INCOME (LOSS)	$16,107	$16,107	$35,445	$(7,020)	$(44,532)	$16,107

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED JULY 31, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$-	$-	$980,082	$8,541	$-	$988,623

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	-	-	802,203	7,861	-	810,064
General and administrative	21,659	457	65,058	10,966	-	98,140
Depreciation and amortization	3,293	-	56,368	3,991	(45)	63,607
Intercompany charges (income), net	(27,589)	-	27,026	563	-	-
Total	(2,637)	457	950,655	23,381	(45)	971,811

Interest income (expense), net	(2,637)	(11,558)	20	-	-	(14,175)
Other income, net	-	-	8,007	86	-	8,093

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	-	(12,015)	37,454	(14,754)	45	10,730

PROVISION (BENEFIT) FOR INCOME TAXES	1,092	(5,493)	16,027	(6,745)	-	4,881

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(1,092)	(6,522)	21,427	(8,009)	45	5,849

EQUITY IN EARNINGS OF SUBSIDIARIES	6,941	13,463	-	-	(20,404)	-

NET INCOME (LOSS)	$5,849	$6,941	$21,427	$(8,009)	$(20,359)	$5,849

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
YEAR ENDED JULY 28, 2012

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$6,755	$(8,774)	$69,823	$(2,679)	$-	$65,125

Cash flows from investing activities:
Capital expenditures	(3,685)	-	(69,362)	(4,565)	-	(77,612)
Proceeds from sale of assets	-	-	19,211	5,572	-	24,783
Changes in restricted cash	926	-	-	-	-	926
Capital contributions to subsidiaries	-	(4,943)	-	-	4,943	-
Net cash provided by (used in) investing activities	(2,759)	(4,943)	(50,151)	1,007	4,943	(51,903)

Cash flows from financing activities:
Repurchases of common stock	(12,960)	-	-	-	-	(12,960)
Exercise of stock options and other	6,490	-	-	-	-	6,490
Restricted stock tax withholdings	(329)	-	-	-	-	(329)
Excess tax benefit from share-based awards	1,625	-	-	-	-	1,625
Principal payments on capital lease obligations	-	-	(233)	-	-	(233)
Intercompany funding	1,178	13,717	(12,484)	2,532	(4,943)	-
Net cash provided by (used in) financing activities	(3,996)	13,717	(12,717)	2,532	(4,943)	(5,407)

Net increase in cash and equivalents	-	-	6,955	860	-	7,815

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-	44,608	158	-	44,766

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$-	$51,563	$1,018	$-	$52,581

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED JULY 30, 2011

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$7,979	$(12,343)	$53,611	$(5,390)	$-	$43,857

Cash flows from investing activities:
Capital expenditures	(1,746)	-	(53,346)	(6,365)	-	(61,457)
Proceeds from sale of assets	-	-	11,645	660	-	12,305
Cash paid for acquisitions	-	(27,500)	(8,951)	-	-	(36,451)
Changes in restricted cash	25	-	200	-	-	225
Capital contributions to subsidiaries	-	(52,492)	-	-	52,492	-
Net used in investing activities	(1,721)	(79,992)	(50,452)	(5,705)	52,492	(85,378)

Cash flows from financing activities:
Repurchases of common stock	(64,548)	-	-	-	-	(64,548)
Exercise of stock options and other	1,321	-	-	-	-	1,321
Restricted stock tax withholdings	(197)	-	-	-	-	(197)
Principal payments on capital lease obligations	-	-	(582)	-	-	(582)
Debt issuance costs	(456)	(4,721)	-	-	-	(5,177)
Proceeds from issuance of 7.125% senior subordinated notes due 2021	-	187,500	-	-	-	187,500
Purchase of 8.125% senior subordinated notes due 2015	-	(135,350)	-	-	-	(135,350)
Intercompany funding	57,622	44,906	(60,827)	10,791	(52,492)	-
Net cash provided by (used in) financing activities	(6,258)	92,335	(61,409)	10,791	(52,492)	(17,033)

Net decrease in cash and equivalents	-	-	(58,250)	(304)	-	(58,554)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-	102,858	462	-	103,320

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$-	$44,608	$158	$-	$44,766

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED JULY 31, 2010

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$1,412	$(6,025)	$62,857	$(4,106)	$-	$54,138

Cash flows from investing activities:
Capital expenditures	(3,191)	-	(47,248)	(4,937)	-	(55,376)
Proceeds from sale of assets	-	-	8,617	151	-	8,768
Capital contributions to subsidiaries	-	(26,615)	-	-	26,615	-
Net used in investing activities	(3,191)	(26,615)	(38,631)	(4,786)	26,615	(46,608)

Cash flows from financing activities:
Repurchases of common stock	(4,489)	-	-	-	-	(4,489)
Exercise of stock options and other	33	-	-	-	-	33
Restricted stock tax withholdings	(274)	-	-	-	-	(274)
Excess tax benefit from share-based awards	69	-	-	-	-	69
Principal payments on capital lease obligations	-	-	(1,023)	-	-	(1,023)
Debt issuance costs	(3,233)	-	-	-	-	(3,233)
Intercompany funding	9,673	32,640	(24,927)	9,229	(26,615)	-
Net cash provided by (used in) financing activities	1,779	32,640	(25,950)	9,229	(26,615)	(8,917)

Net increase (decrease) in cash and equivalents	-	-	(1,724)	337	-	(1,387)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-	104,582	125	-	104,707

CASH AND EQUIVALENTS AT END OF PERIOD	$-	$-	$102,858	$462	$-	$103,320

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dycom Industries, Inc.
Palm Beach Gardens, Florida

We have audited the accompanying consolidated balance sheets of Dycom Industries, Inc. and subsidiaries (the "Company") as of July 28, 2012 and July 30, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 28, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dycom Industries, Inc. and subsidiaries as of July 28, 2012 and July 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended July 28, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of July 28, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 4, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
September 4, 2012

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There have been no changes in or disagreements with accountants on accounting and financial disclosures within the meaning of Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 28, 2012, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 28, 2012, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 28, 2012.

The effectiveness of the Company’s internal control over financial reporting as of July 28, 2012 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm. Their report, which is set forth in Part II, Item 9 of this Annual Report on Form 10-K, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of July 28, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dycom Industries, Inc.
Palm Beach Gardens, Florida

We have audited the internal control over financial reporting of Dycom Industries, Inc. and subsidiaries (the "Company") as of July 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 28, 2012 of the Company and our report dated September 4, 2012 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
September 4, 2012

Item 9B. Other Information.

None

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

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers which is a code of ethics as that term is defined in Item 406(b) of Regulation S-K and which applies to its Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. The Code of Ethics for Senior Financial Officers is available on the Company’s Internet website at www.dycomind.com . If the Company makes any substantive amendments to, or a waiver from, provisions of the Code of Ethics for Senior Financial Officers, it will disclose the nature of such amendment, or waiver, on its website or in a report on Form 8-K. Information on the Company’s website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning the ownership of certain of the Registrant’s beneficial owners and management and related stockholder matters is hereby incorporated by reference from the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

Item 13. Certain Relationships, Related Transactions and Director Independence.

Information concerning relationships and related transactions is hereby incorporated by reference from the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services.

Information concerning principal accounting fees and services is hereby incorporated by reference from the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

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

10.1*	1998 Incentive Stock Option Plan (incorporated by reference to Dycom Industries, Inc.’s Preliminary Proxy Statement filed with the SEC on September 30, 1999).

10.2*	2003 Long-Term Incentive Plan, amended and restated effective as of September 19, 2011 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K, filed with the SEC on September 23, 2011).

10.3*+	Form of Non-Qualified Stock Option Agreement under the 2003 Long-Term Incentive Plan, as amended and restated.

10.4*+	Form of Incentive Stock Option Agreement under the 2003 Long-Term Incentive Plan, as amended and restated.

10.5*+	Form of Restricted Stock Unit Agreement under the 2003 Long-Term Incentive Plan, as amended and restated.

10.6*+	Form of Performance Unit Agreement under the 2003 Long-Term Incentive Plan, as amended and restated.

10.7*+	Form of Non-Employee Director Non-Qualified Stock Option Agreement, under the 2007 Non-Employee Directors Equity Plan, as amended and restated.

10.8*+	Form of Non-Employee Director Restricted Stock Unit Agreement, under the 2007 Non-Employee Directors Equity Plan, as amended and restated.

10.9*	2007 Non-Employee Directors Equity Plan, amended and restated effective as of September 19, 2011 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on September 23, 2011).

10.10*	Employment Agreement for Richard B. Vilsoet dated as of May 5, 2005 (incorporated by reference to Dycom Industries, Inc.’s Form 10-K filed with the SEC on September 9, 2005).

10.11*	Employment Agreement for H. Andrew DeFerrari dated as of July 14, 2004 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on January 23, 2006).

10.12*	Amendment to the Employment Agreement of H. Andrew DeFerrari dated as of August 25, 2006 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on August 31, 2006).

10.13*	Employment Agreement for Timothy R. Estes dated as of November 25, 2008 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on December 2, 2008).

10.14	2009 Annual Incentive Plan (incorporated by reference to Dycom Industries, Inc.’s Definitive Proxy Statement filed with the SEC on October 30, 2008).

10.15*
Form of Indemnification Agreement for directors and executive officers of Dycom Industries, Inc. (incorporated by reference to Dycom Industries, Inc.’s Form 10-K filed with the SEC on September 3, 2009).

10.16*
Amendment to the Employment Agreements of H. Andrew DeFerrari and Richard B. Vilsoet dated as of May 28, 2010  (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on May 28, 2010).

10.17
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

10.18
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

10.19*	Employment Agreement for Steven E. Nielsen dated as of May 1, 2012 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on May 2, 2012).

12.1+	Computation of Ratio of Earnings to Fixed Charges.

21.1+	Principal subsidiaries of Dycom Industries, Inc.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 +	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++**
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 28, 2012 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

+ Filed herewith
++ Furnished herewith
*Indicates a management contract or compensatory plan or arrangement.
** Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchanges Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	September 4, 2012	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steven E. Nielsen	Chairman of the Board of Directors and Chief Executive Officer	September 4, 2012
Steven E. Nielsen

/s/ H. Andrew DeFerrari	Senior Vice President and Chief Financial Officer	September 4, 2012
H. Andrew DeFerrari	(Principal Financial and Accounting Officer)

/s/ Thomas G. Baxter	Director	September 4, 2012
Thomas G. Baxter

/s/ Charles M. Brennan, III	Director	September 4, 2012
Charles M. Brennan, III

/s/ Charles B. Coe	Director	September 4, 2012
Charles B. Coe

/s/ Stephen C. Coley	Director	September 4, 2012
Stephen C. Coley

/s/ Dwight B. Duke	Director	September 4, 2012
Dwight B. Duke

/s/ Patricia L. Higgins	Director	September 4, 2012
Patricia L. Higgins