Form 10-Q
period 2012-10-27
DYCOM INDUSTRIES INC
filed 2012-11-21
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 27, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11770 US Highway 1, Suite 101, Palm Beach Gardens, Florida	33408
(Address of principal executive offices)	(Zip Code)

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

There were 32,597,712 shares of common stock with a par value of $0.33 1/3 outstanding at November 19, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 27, 2012	July 28, 2012
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$54,726	$52,581
Accounts receivable, net	153,794	141,788
Costs and estimated earnings in excess of billings	118,409	127,321
Inventories	25,142	26,274
Deferred tax assets, net	16,074	15,633
Income taxes receivable	741	4,884
Other current assets	12,822	8,466
Total current assets	381,708	376,947

PROPERTY AND EQUIPMENT, NET	154,701	158,247
GOODWILL	174,849	174,849
INTANGIBLE ASSETS, NET	48,182	49,773
OTHER	12,093	12,377
TOTAL NON-CURRENT ASSETS	389,825	395,246
TOTAL ASSETS	$771,533	$772,193

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,485	$36,823
Current portion of debt	55	74
Billings in excess of costs and estimated earnings	1,447	1,522
Accrued insurance claims	24,244	25,218
Income taxes payable	4,567	—
Other accrued liabilities	47,642	50,926
Total current liabilities	116,440	114,563

LONG-TERM DEBT	187,500	187,500
ACCRUED INSURANCE CLAIMS	22,847	23,591
DEFERRED TAX LIABILITIES, NET NON-CURRENT	48,792	49,537
OTHER LIABILITIES	3,959	4,071
Total liabilities	379,538	379,262

COMMITMENTS AND CONTINGENCIES, Notes 9, 10, and 15

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 32,595,062 and 33,587,744 issued and outstanding, respectively	10,865	11,196
Additional paid-in capital	102,351	114,820
Accumulated other comprehensive income	140	138
Retained earnings	278,639	266,777
Total stockholders' equity	391,995	392,931
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$771,533	$772,193
See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	October 27, 2012	October 29, 2011
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$323,286	$319,575

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	257,066	255,187
General and administrative (including stock-based compensation expense of $2.3 million and $1.3 million, respectively)	28,824	25,358
Depreciation and amortization	15,311	15,958
Total	301,201	296,503

Interest expense, net	(4,197)	(4,173)
Other income, net	1,614	2,959
INCOME BEFORE INCOME TAXES	19,502	21,858

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	8,858	5,372
Deferred	(1,217)	3,520
Total	7,641	8,892

NET INCOME	$11,861	$12,966

EARNINGS PER COMMON SHARE:
Basic earnings per common share	$0.36	$0.39

Diluted earnings per common share	$0.35	$0.38

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	33,089,959	33,508,193

Diluted	33,721,070	34,216,451
See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
	October 27, 2012	October 29, 2011
	(Dollars in thousands)
NET INCOME	$11,861	$12,966
Foreign currency translation gains (losses)	2	(87)
COMPREHENSIVE INCOME	$11,863	$12,879

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	October 27, 2012	October 29, 2011
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$11,861	$12,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,311	15,958
Bad debt expense, net	9	36
Gain on sale of fixed assets	(1,581)	(2,918)
Deferred income tax provision	(1,217)	3,520
Stock-based compensation	2,266	1,326
Amortization of debt issuance costs	329	323
Excess tax benefit from share-based awards	(64)	(175)
Change in operating assets and liabilities:
Accounts receivable, net	(12,015)	(2,047)
Costs and estimated earnings in excess of billings, net	8,838	(10,864)
Other current assets and inventory	(3,509)	(8,305)
Other assets	(62)	288
Income taxes receivable/payable	8,773	5,398
Accounts payable	3,879	3,563
Accrued liabilities, insurance claims, and other liabilities	(5,102)	364
Net cash provided by operating activities	27,716	19,433

INVESTING ACTIVITIES:
Capital expenditures	(12,523)	(20,857)
Proceeds from sale of assets	2,006	6,417
Changes in restricted cash	—	550
Net cash used in investing activities	(10,517)	(13,890)

FINANCING ACTIVITIES:
Repurchases of common stock	(15,203)	—
Exercise of stock options and other	166	940
Restricted stock tax withholdings	(62)	(37)
Excess tax benefit from share-based awards	64	175
Principal payments on capital lease obligations	(19)	(75)
Net cash (used in) provided by financing activities	(15,054)	1,003

Net increase in cash and equivalents	2,145	6,546

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	52,581	44,766

CASH AND EQUIVALENTS AT END OF PERIOD	$54,726	$51,312

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$489	$511
Income taxes	$85	$632

Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$2,364	$2,893
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

The condensed consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated and the financial statements reflect all adjustments, consisting of only normal recurring accruals that are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Additionally, the results of operations for the three months ended October 27, 2012 are not necessarily indicative of the results that may be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the entire year ended July 28, 2012 included in the Company’s 2012 Annual Report on Form 10-K, filed with the SEC on September 4, 2012.

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

Restricted Cash – As of October 27, 2012 and July 28, 2012, the Company had approximately $3.7 million in restricted cash, which is held as collateral in support of the Company’s insurance obligations. Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the condensed consolidated statements of cash flows.

Fair Value of Financial Instruments – Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) defines and establishes a measurement framework for fair value and expands disclosure requirements. ASC Topic 820 requires that assets and liabilities carried at fair value are classified and disclosed in one of the following three categories: (1) Level 1 - Quoted market prices in active markets for identical assets or liabilities; (2) Level 2 - Observable market-based inputs or unobservable inputs that are corroborated by market data; and (3) Level 3 - Unobservable inputs not corroborated by market data which require the reporting entity’s own assumptions. The Company’s financial instruments consist primarily of cash and equivalents, restricted cash, accounts and other receivables, income taxes receivable and payable, accounts payable and certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the Company’s outstanding 7.125% senior subordinated notes due 2021 (the “2021 Notes”). The Company determined that the fair value of the 2021 Notes as of October 27, 2012 and July 28, 2012 was $200.9 million and $192.0 million, respectively, as compared to the carrying value of $187.5 million. The fair value of the 2021 Notes is categorized as Level 2 as of October 27, 2012 and July 28, 2012, based on observable market-based inputs. The Company's cash and equivalents are categorized as Level 1 as of October 27, 2012 and July 28, 2012, based on quoted market prices in active markets for identical assets. During the three months ended October 27, 2012 and October 29, 2011, the Company had no non-recurring fair value measurements of assets or liabilities subsequent to their initial recognition.

Segment Information – The Company operates in one reportable segment as a specialty contractor, providing engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. All of the Company’s operating segments have been aggregated into one reporting segment due to their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. The Company’s services are provided by its various subsidiaries throughout the United States and in Canada. One of the Company’s operating segments earned revenues from contracts in Canada of approximately $3.9 million and $3.8 million during the three months ended October 27, 2012 and October 29, 2011, respectively. The Company had no material long-lived assets in the Canadian operations at October 27, 2012 or July 28, 2012.

Recently Issued Accounting Pronouncements

Adoption of New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the total of comprehensive income, the components of net income, and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 also requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. The amendments of ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”). ASU 2011-12 defers only those provisions in ASU 2011-05 relating to the presentation of the reclassification adjustments. ASU 2011-12 and the remaining provisions of ASU 2011-05 are effective retrospectively for annual periods, and interim periods within those years, beginning after December 15, 2011. The Company now presents condensed consolidated statements of comprehensive income as a result of adopting the update.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits entities testing for goodwill impairment to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. ASU 2011-08 does not change how goodwill is determined or assigned to reporting units, nor does it revise the requirement to assess goodwill at least annually for impairment. ASU 2011-08 is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

In July 2012, FASB issued Accounting Standards Update No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). ASU 2012-02 amends Topic 350 by establishing an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. This update allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company is currently evaluating the impact this update may have on its impairment testing of indefinite-lived intangible assets. The adoption of this guidance is not expected to have a material effect on the Company’s condensed consolidated financial statements.

2. Computation of Earnings Per Common Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation as required by ASC Topic 260, Earnings Per Share.

	For the Three Months Ended
	October 27, 2012	October 29, 2011
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders (numerator)	$11,861	$12,966

Weighted-average number of common shares (denominator)	33,089,959	33,508,193

Basic earnings per common share	$0.36	$0.39

Weighted-average number of common shares	33,089,959	33,508,193
Potential common stock arising from stock options, and unvested restricted share units	631,111	708,258
Total shares-diluted (denominator)	33,721,070	34,216,451

Diluted earnings per common share	$0.35	$0.38

Anti-dilutive weighted shares excluded from the calculation of earnings per share	1,940,101	2,021,561

3. Accounts Receivable

Accounts receivable consists of the following:

	October 27, 2012	July 28, 2012
	(Dollars in thousands)
Contract billings	$148,911	$136,610
Retainage and other receivables	5,161	5,448
Total	154,072	142,058
Less: allowance for doubtful accounts	(278)	(270)
Accounts receivable, net	$153,794	$141,788

As of October 27, 2012, the Company expected to collect all retainage balances above within the next twelve months.

The allowance for doubtful accounts changed as follows:

	For the Three Months Ended
	October 27, 2012	October 29, 2011
	(Dollars in thousands)
Allowance for doubtful accounts at beginning of period	$270	$368
Bad debt expense, net	9	36
Amounts charged against the allowance	(1)	(28)
Allowance for doubtful accounts at end of period	$278	$376

4. Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings, net, consist of the following:

	October 27, 2012	July 28, 2012
	(Dollars in thousands)
Costs incurred on contracts in progress	$92,858	$100,766
Estimated to date earnings	25,551	26,555
Total costs and estimated earnings	118,409	127,321
Less: billings to date	(1,447)	(1,522)
	$116,962	$125,799
Included in the accompanying condensed consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$118,409	$127,321
Billings in excess of costs and estimated earnings	(1,447)	(1,522)
	$116,962	$125,799

The above amounts include revenue for services from contracts based both on the units-of-delivery and the cost-to-cost measures of the percentage of completion method.

5. Property and Equipment

Property and equipment, including amounts for assets subject to capital leases, consists of the following:

	General Useful Lives	October 27, 2012	July 28, 2012
	(Years)	(Dollars in thousands)
Land	—	$2,915	$2,915
Buildings	15-35	10,630	10,630
Leasehold improvements	3-15	4,668	4,674
Vehicles	3-5	221,083	220,669
Computer hardware and software	3-10	59,694	57,965
Office furniture and equipment	3-5	5,649	5,552
Equipment and machinery	2-10	134,349	133,467
Total		438,988	435,872
Less: accumulated depreciation		(284,287)	(277,625)
Property and equipment, net		$154,701	$158,247

Depreciation expense and repairs and maintenance, including amounts for assets subject to capital leases, were as follows:

	For the Three Months Ended
	October 27, 2012	October 29, 2011
	(Dollars in thousands)
Depreciation expense	$13,720	$14,268
Repairs and maintenance expense	$3,811	$4,532

6. Goodwill and Intangible Assets

The Company's goodwill balance was $174.8 million as of October 27, 2012 and July 28, 2012. There were no changes in the carrying amount of goodwill for the three months ended October 27, 2012. The Company’s intangible assets consist of the following:

	Weighted Average Remaining Useful Lives	October 27, 2012	July 28, 2012
	(Years)	(Dollars in thousands)
Carrying amount:
Customer relationships	9.2	$89,145	$89,145
UtiliQuest trade name	—	4,700	4,700
Trade names	7.9	2,860	2,860
Non-compete agreements	3.2	150	150
		96,855	96,855
Accumulated amortization:
Customer relationships		47,379	45,852
Trade names		1,238	1,182
Non-compete agreements		56	48
Net Intangible Assets		$48,182	$49,773

The Company’s goodwill resides in multiple reporting units. The reporting units and related indefinite-lived intangible assets are tested annually during the fourth fiscal quarter of each year in accordance with ASC Topic 350, Intangibles - Goodwill and Other, in order to determine whether their carrying value exceeds their fair value. The inputs used for fair value measurements of the reporting units and related indefinite-lived intangible assets are the lowest level (Level 3) inputs.

Amortization expense for finite-lived intangible assets for the three months ended October 27, 2012 and October 29, 2011 was $1.6 million and $1.7 million, respectively. Amortization of the Company’s customer relationships is recognized on an accelerated basis related to the expected economic benefit of the intangible asset, while amortization of other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life.

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

 As a result of the fiscal 2012 annual impairment analysis, the Company concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit. However, the UtiliQuest reporting unit, having a goodwill balance of approximately $35.6 million and an indefinite-lived trade name of $4.7 million, has recently been at lower operating levels as compared to historical levels. During the fiscal 2012 annual impairment analysis, the estimated fair value of the UtiliQuest reporting unit exceeded its carrying value but the margin of excess had declined to less than 30%. The UtiliQuest reporting unit provides services to a broad range of customers including utilities and telecommunication providers. These services are required prior to underground excavation and are influenced by overall economic activity, including construction activity. The goodwill balance of this reporting unit may have an increased likelihood of impairment if a downturn in customer demand were to occur, or if the reporting unit were not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in changes to other valuation assumptions. As of October 27, 2012, the Company believes the goodwill is recoverable for all of the reporting units; however, there can be no assurances that the goodwill will not be impaired in future periods.

Certain of the Company’s reporting units also have other intangible assets including customer relationships, trade names, and non-compete intangibles. As of October 27, 2012, management believes that the carrying amounts of the intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

7. Accrued Insurance Claims

The Company retains the risk of loss, up to certain limits, for claims relating to automobile liability, general liability (including locate damages), workers’ compensation, and employee group health. With regard to losses occurring in fiscal 2013, the Company has retained the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability and workers’ compensation. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in two states in which the Company participates in a state-sponsored insurance fund. Aggregate stop loss coverage for automobile liability, general liability and workers’ compensation claims is $41.8 million for fiscal 2013. For losses under the Company's employee health plan, the Company is party to a stop-loss agreement under which it retains the risk of loss, on an annual basis, of the first $250,000 of claims per participant. In addition, the Company retains the risk of loss for the first $550,000 of claim amounts that aggregate across all participants that exceed $250,000.

Accrued insurance claims consist of the following:

	October 27, 2012	July 28, 2012
	(Dollars in thousands)
Amounts expected to be paid within one year:
Accrued auto, general liability and workers' compensation	$15,829	$16,514
Accrued employee group health	2,624	2,867
Accrued damage claims	5,791	5,837
	24,244	25,218
Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers' compensation	20,747	21,423
Accrued damage claims	2,100	2,168
	22,847	23,591
Total accrued insurance claims	$47,091	$48,809

8. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	October 27, 2012	July 28, 2012
	(Dollars in thousands)
Accrued payroll and related taxes	$18,882	$19,248
Accrued employee benefit and incentive plan costs	4,606	12,488
Accrued construction costs	11,990	11,515
Other current liabilities	12,164	7,675
Total other accrued liabilities	$47,642	$50,926

9. Debt

The Company’s outstanding indebtedness consists of the following:

	October 27, 2012	July 28, 2012
	(Dollars in thousands)
7.125% senior subordinated notes due 2021	$187,500	$187,500
Capital leases	55	74
	187,555	187,574
Less: current portion	(55)	(74)
Long-term debt	$187,500	$187,500

The Company has a five-year $225.0 million senior secured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement has an expiration date of June 4, 2015 and provides for maximum borrowings of $225.0 million, including a sublimit of $100.0 million for the issuance of standby letters of credit. In connection with the issuance of the 2021 Notes, the Company entered into an amendment to the Credit Agreement (the “Amended Credit Agreement”). Subject to certain conditions, the Amended Credit Agreement provides for the ability to enter into one or more incremental facilities, in an aggregate amount not to exceed $75.0 million, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans.

The Company’s obligations under the Amended Credit Agreement are guaranteed by certain subsidiaries and secured by a pledge of (i) 100% of the equity of the Company’s material domestic subsidiaries and (ii) 100% of the non-voting equity and 65% of the voting equity of first-tier material foreign subsidiaries, if any, in each case excluding certain unrestricted subsidiaries.

Borrowings under the Amended Credit Agreement (other than swingline loans as defined in the Credit Agreement) bear interest at a rate equal to either (a) the administrative agent’s base rate, described in the Amended Credit Agreement as the highest of (i) the sum of the federal funds rate and 0.50%; (ii) the administrative agent’s prime rate; and (iii) the eurodollar rate (defined in the Amended Credit Agreement as the British Bankers’ Association LIBOR Rate, divided by the aggregate of 1.00% and one (1) less a reserve percentage (as defined in the Amended Credit Agreement), or (b) the eurodollar rate, in addition to an applicable margin based on the Company’s consolidated leverage ratio, in each case. Swingline loans bear interest at a rate equal to the administrative agent’s base rate and a margin based on the Company’s consolidated leverage ratio. Based on the Company’s current consolidated leverage ratio, revolving borrowings would be eligible for a margin of 1.25% for borrowings based on the administrative agent’s base rate and 2.25% for borrowings based on the eurodollar rate.

The Company incurs fees under the Amended Credit Agreement for the unutilized commitments at rates that range from 0.50% to 0.625% per annum, fees for outstanding standby letters of credit at rates that range from 2.00% to 2.75% per annum and fees for outstanding commercial letters of credit at rates that range from 1.00% to 1.375% per annum, in each case based on the Company's consolidated leverage ratio. As of October 27, 2012, fees for unutilized commitments and outstanding standby letters of credit were at rates per annum of 0.50% and 2.25%, respectively.

The Credit Agreement contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, sale-leaseback transactions, transactions with affiliates and capital expenditures. The Credit Agreement contains financial covenants that require the Company to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.00, as measured on a trailing four-quarter basis at the end of each fiscal quarter and (ii) maintain a consolidated interest coverage ratio of not less than 2.75 to 1.00 for fiscal quarters ending July 31, 2010 through April 28, 2012 and not less than 3.00 to 1.00 for the fiscal quarter ending July 28, 2012 and each fiscal quarter thereafter, as measured on a trailing four-quarter basis at the end of each fiscal quarter. As of October 27, 2012, the Company had no outstanding borrowings and $44.1 million of outstanding standby letters of credit issued under the Credit Agreement. The outstanding standby letters of credit are issued as part of the Company’s insurance program. At October 27, 2012, the Company was in compliance with the financial covenants and had additional borrowing availability of up to $180.9 million, as determined by the most restrictive covenants of the Credit Agreement.

As of October 27, 2012, the principal amount outstanding under the 2012 Notes was $187.5 million. The 2021 Notes are guaranteed by certain of the Company’s subsidiaries. The indenture governing the 2021 Notes contains covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of the Company’s subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of its assets.

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

As of both October 27, 2012 and July 28, 2012, the Company had total unrecognized tax benefits of $2.2 million which would reduce the Company’s effective tax rate during future periods if it is subsequently determined that those liabilities are not required. The Company had approximately $0.6 million for the payment of interest and penalties accrued at both October 27, 2012 and July 28, 2012. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. Interest expense related to unrecognized tax benefits was immaterial for each of the three months ended October 27, 2012 and October 29, 2011.

11. Other Income, Net

The components of other income, net, are as follows:

	For the Three Months Ended
	October 27, 2012	October 29, 2011
	(Dollars in thousands)
Gain on sale of fixed assets	$1,581	$2,918
Miscellaneous income, net	33	41
Total other income, net	$1,614	$2,959

12. Capital Stock

On March 15, 2012, the Board of Directors authorized $40.0 million to repurchase shares of the Company’s outstanding common stock to be made over eighteen months in open market or private transactions. During fiscal 2010, fiscal 2011, fiscal 2012 and for the three months ended October 27, 2012, the Company made the following repurchases under its current and previously authorized share repurchase programs:

Period	Number of Shares Repurchased	Total Consideration (Dollars in thousands)	Average Price Per Share
Fiscal 2010	475,602	$4,489	$9.44
Fiscal 2011	5,389,500	$64,548	$11.98
Fiscal 2012	597,700	$12,960	$21.68
Three Months Ended October 27, 2012	1,047,000	$15,203	$14.52

All shares repurchased have been subsequently canceled. As of October 27, 2012, approximately $22.8 million remained authorized for repurchase through September 15, 2013.

13. Stock-Based Awards

The Company has certain stock-based compensation plans which provide for the grants of stock options, time based restricted share units (“RSUs”), and performance based restricted share units (“Performance RSUs”).

Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the condensed consolidated statements of operations. Stock-based compensation expense and the related tax benefit recognized related to stock options and restricted share units during the three months ended October 27, 2012 and October 29, 2011 were as follows:

	For the Three Months Ended
	October 27, 2012	October 29, 2011
	(Dollars in thousands)
Stock-based compensation	$2,266	$1,326
Tax benefit recognized	$(765)	$(372)

As of October 27, 2012, unrecognized compensation expense related to stock options, RSUs and Performance RSUs was $6.4 million, $2.2 million and $10.6 million, respectively. This expense will be recognized over a weighted-average period of 2.1, 2.5 and 2.2 years, respectively, which is the weighted average remaining contractual term for RSUs and Performance RSUs. For performance based awards, the unrecognized compensation expense is based on the maximum amount of restricted share units that can be earned under outstanding awards. If the performance goals are not met, no compensation expense will be recognized for these share units and compensation expense previously recognized will be reversed.

 Stock Options - The following table summarizes stock option award activity during the three months ended October 27, 2012:

	Stock Options
	Shares	Weighted Average Exercise Price

Outstanding as of July 28, 2012	3,298,747	$17.08
Granted	—	$—
Options exercised	(21,230)	$7.81
Forfeited or cancelled	(98,095)	$24.65
Outstanding as of October 27, 2012	3,179,422	$16.91

Exercisable options as of October 27, 2012	1,787,886	$20.84

Options exercisable presented above reflect the approximate amount of options expected to vest after giving effect to estimated forfeitures at an insignificant rate.

RSUs and Performance RSUs - The following table summarizes RSU and Performance RSU activity during the three months ended October 27, 2012:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price

Outstanding as of July 28, 2012	222,760	$14.49	774,264	$18.76
Granted	1,280	$17.80	101,568	$13.85
Share units vested	(1,280)	$17.80	(36,341)	$14.53
Forfeited or cancelled	(3,000)	$7.98	(44,011)	$15.41
Outstanding as of October 27, 2012	219,760	$14.58	795,480	$18.51

The unvested time vesting share units reflect the approximate amount of units expected to vest after giving effect to estimated forfeitures. The RSUs in the above tables that were granted and vested during the three months ended October 27, 2012 relate to director quarterly retainer awards. The Performance RSUs in the above table represent the maximum number of awards that could vest, which is two hundred percent of the target award. Accordingly, the target amount of Performance RSUs outstanding as of October 27, 2012 was 397,740. Approximately 101,000 Performance RSUs outstanding as of October 27, 2012 will be canceled in December 2012 as a result of the fiscal 2012 performance criteria.

14. Related Party Transactions

The Company leases administrative offices from entities related to officers of the Company’s subsidiaries. The total expense under these arrangements for the three months ended October 27, 2012 and October 29, 2011 was $0.3 million and $0.4 million, respectively. Additionally, there was a minimal amount paid in independent subcontracting services to entities related to officers of certain of the Company’s subsidiaries during the three months ended October 27, 2012 and October 29, 2011.

15. Commitments and Contingencies

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

From time to time, the Company and its subsidiaries are parties to various other claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on its condensed consolidated financial statements.

Performance Bonds and Guarantees

The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of October 27, 2012, the Company had $237.6 million of outstanding performance and other surety contract bonds and no events have occurred in which the customers have exercised their rights under the bonds.

The Company has periodically guaranteed certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.

Letters of Credit

The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize the Company’s obligations to its insurance carriers in connection with the settlement of potential claims. As of October 27, 2012, the Company had $44.1 million outstanding standby letters of credit issued under the Credit Agreement.

16. Concentration of Credit Risk

The Company’s customer base is highly concentrated. The top five customers accounted for approximately 59.6% and 59.9% of its total revenues for the three months ended October 27, 2012 and October 29, 2011, respectively. CenturyLink, Inc. (“CenturyLink”), AT&T Inc. (“AT&T”), Comcast Corporation (“Comcast”), and Verizon Communications, Inc. (“Verizon”) represent a significant portion of the Company’s customer base and each were over 10% of total revenue during the three months ended October 27, 2012 or October 29, 2011 as reflected in the following table:

	For the Three Months Ended
	October 27, 2012	October 29, 2011
CenturyLink	13.7%	13.3%
AT&T	13.5%	15.2%
Comcast	12.7%	12.9%
Verizon	10.2%	12.0%

The Company believes that none of its significant customers were experiencing financial difficulties that would materially impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of October 27, 2012. Customers representing 10% or more of combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings as of October 27, 2012 or July 28, 2012 had the following outstanding balances and the related percentage of the Company’s total outstanding balances:

	October 27, 2012		July 28, 2012
	Amount	% of Total	Amount	% of Total
		(Dollars in millions)
CenturyLink	$44.3	16.3%	$47.6	17.7%
Windstream Corporation	$35.1	12.9%	$35.4	13.2%
AT&T	$26.4	9.7%	$24.7	9.2%

17. Supplemental Condensed Consolidating Financial Statements

As of October 27, 2012, the outstanding aggregate principal amount of the Company’s 2021 Notes was $187.5 million. The 2021 Notes were issued by Dycom Investments, Inc. (the “Issuer”) in fiscal 2011. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent”) on a parent only basis, (ii) the Issuer, (iii) the guarantor subsidiaries for the 2021 Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The condensed consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. Intercompany charges (income) between the Parent and subsidiaries are recognized in the condensed consolidating financial statements during the period incurred and the settlement of intercompany balances is reflected in the condensed consolidating statement of cash flows based on the nature of the underlying transactions.

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) OCTOBER 27, 2012

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$54,096	$630	$—	$54,726
Accounts receivable, net	—	—	151,840	1,954	—	153,794
Costs and estimated earnings in excess of billings	—	—	116,301	2,108	—	118,409
Inventories	—	—	25,142	—	—	25,142
Deferred tax assets, net	2,423	—	13,962	84	(395)	16,074
Income taxes receivable	741	—	—	—	—	741
Other current assets	6,878	54	5,080	810	—	12,822
Total current assets	10,042	54	366,421	5,586	(395)	381,708

PROPERTY AND EQUIPMENT, NET	10,578	—	128,563	15,560	—	154,701
GOODWILL	—	—	174,849	—	—	174,849
INTANGIBLE ASSETS, NET	—	—	48,182	—	—	48,182
DEFERRED TAX ASSETS, NET NON-CURRENT	—	64	4,314	651	(5,029)	—
INVESTMENT IN SUBSIDIARIES	746,311	1,439,481	—	—	(2,185,792)	—
INTERCOMPANY RECEIVABLES	—	—	871,537	—	(871,537)	—
OTHER	5,753	4,229	1,917	194	—	12,093
TOTAL NON-CURRENT ASSETS	762,642	1,443,774	1,229,362	16,405	(3,062,358)	389,825
TOTAL ASSETS	$772,684	$1,443,828	$1,595,783	$21,991	$(3,062,753)	$771,533

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,552	$—	$33,709	$1,224	$—	$38,485
Current portion of debt	—	—	55	—	—	55
Billings in excess of costs and estimated earnings	—	—	1,447	—	—	1,447
Accrued insurance claims	588	—	23,559	97	—	24,244
Deferred tax liabilities	—	249	82	64	(395)	—
Other accrued liabilities	3,873	3,929	38,386	1,454	—	47,642
Income taxes payable	4,567	—	—	—	—	4,567
Total current liabilities	12,580	4,178	97,238	2,839	(395)	116,440

LONG-TERM DEBT	—	187,500	—	—	—	187,500
ACCRUED INSURANCE CLAIMS	715	—	22,040	92	—	22,847
DEFERRED TAX LIABILITIES, NET NON-CURRENT	811	—	51,553	1,457	(5,029)	48,792
INTERCOMPANY PAYABLES	363,676	505,839	—	2,022	(871,537)	—
OTHER LIABILITIES	2,907	—	1,049	3	—	3,959
Total liabilities	380,689	697,517	171,880	6,413	(876,961)	379,538
Total stockholders' equity	391,995	746,311	1,423,903	15,578	(2,185,792)	391,995
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$772,684	$1,443,828	$1,595,783	$21,991	$(3,062,753)	$771,533

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET JULY 28, 2012

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$51,563	$1,018	$—	$52,581
Accounts receivable, net	—	—	140,426	1,362	—	141,788
Costs and estimated earnings in excess of billings	—	—	125,869	1,452	—	127,321
Inventories	—	—	26,274	—	—	26,274
Deferred tax assets, net	2,390	—	13,566	80	(403)	15,633
Income taxes receivable	4,884	—	—	—	—	4,884
Other current assets	2,211	10	5,458	787	—	8,466
Total current assets	9,485	10	363,156	4,699	(403)	376,947

PROPERTY AND EQUIPMENT, NET	9,671	—	133,145	15,431	—	158,247
GOODWILL	—	—	174,849	—	—	174,849
INTANGIBLE ASSETS, NET	—	—	49,773	—	—	49,773
DEFERRED TAX ASSETS, NET NON-CURRENT	—	65	9,341	1,085	(10,491)	—
INVESTMENT IN SUBSIDIARIES	734,451	1,425,451	—	—	(2,159,902)	—
INTERCOMPANY RECEIVABLES	—	—	860,758	54	(860,812)	—
OTHER	6,075	4,338	1,731	233	—	12,377
TOTAL NON-CURRENT ASSETS	750,197	1,429,854	1,229,597	16,803	(3,031,205)	395,246
TOTAL ASSETS	$759,682	$1,429,864	$1,592,753	$21,502	$(3,031,608)	$772,193

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,785	$—	$33,441	$597	$—	$36,823
Current portion of debt	—	—	74	—	—	74
Billings in excess of costs and estimated earnings	—	—	1,522	—	—	1,522
Accrued insurance claims	588	—	24,551	79	—	25,218
Deferred tax liabilities	—	249	84	70	(403)	—
Other accrued liabilities	5,054	565	43,772	1,535	—	50,926
Total current liabilities	8,427	814	103,444	2,281	(403)	114,563

LONG-TERM DEBT	—	187,500	—	—	—	187,500
ACCRUED INSURANCE CLAIMS	708	—	22,815	68	—	23,591
DEFERRED TAX LIABILITIES, NET NON-CURRENT	1,020	—	57,140	1,868	(10,491)	49,537
INTERCOMPANY PAYABLES	353,713	507,099	—	—	(860,812)	—
OTHER LIABILITIES	2,883	—	1,185	3	—	4,071
Total liabilities	366,751	695,413	184,584	4,220	(871,706)	379,262
Total stockholders' equity	392,931	734,451	1,408,169	17,282	(2,159,902)	392,931
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$759,682	$1,429,864	$1,592,753	$21,502	$(3,031,608)	$772,193

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED OCTOBER 27, 2012

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract Revenues	$—	$—	$319,025	$4,261	$—	$323,286

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	253,544	3,522	—	257,066
General and administrative	8,409	146	17,616	2,653	—	28,824
Depreciation and amortization	740	—	13,286	1,285	—	15,311
Intercompany charges (income), net	(9,925)	—	10,272	(347)	—	—
Total	(776)	146	294,718	7,113	—	301,201

Interest expense, net	(776)	(3,420)	(1)	—	—	(4,197)
Other income, net	—	—	1,565	49	—	1,614

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	(3,566)	25,871	(2,803)	—	19,502

PROVISION (BENEFIT) FOR INCOME TAXES	—	(1,397)	10,136	(1,098)	—	7,641

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(2,169)	15,735	(1,705)	—	11,861

EQUITY IN EARNINGS OF SUBSIDIARIES	11,861	14,030	—	—	(25,891)	—

NET INCOME (LOSS)	$11,861	$11,861	$15,735	$(1,705)	$(25,891)	$11,861

Foreign currency translation gain	2	2	—	2	(4)	2
COMPREHENSIVE INCOME (LOSS)	$11,863	$11,863	$15,735	$(1,703)	$(25,895)	$11,863

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED OCTOBER 29, 2011

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$313,818	$5,757	$—	$319,575

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	250,893	4,294	—	255,187
General and administrative	6,407	147	16,404	2,400	—	25,358
Depreciation and amortization	787	—	13,861	1,322	(12)	15,958
Intercompany charges (income), net	(7,964)	—	7,496	468	—	—
Total	(770)	147	288,654	8,484	(12)	296,503

Interest income (expense), net	(770)	(3,414)	11	—	—	(4,173)
Other income, net	—	—	3,061	(102)	—	2,959

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	(3,561)	28,236	(2,829)	12	21,858

PROVISION (BENEFIT) FOR INCOME TAXES	—	(1,440)	11,476	(1,144)	—	8,892

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(2,121)	16,760	(1,685)	12	12,966

EQUITY IN EARNINGS OF SUBSIDIARIES	12,966	15,087	—	—	(28,053)	—

NET INCOME (LOSS)	$12,966	$12,966	$16,760	$(1,685)	$(28,041)	$12,966

Foreign currency translation loss	(87)	(87)	—	(87)	174	(87)
COMPREHENSIVE INCOME (LOSS)	$12,879	$12,879	$16,760	$(1,772)	$(27,867)	$12,879

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED OCTOBER 27, 2012

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(2,961)	$1,260	$30,527	$(1,110)	$—	$27,716

Cash flows from investing activities:
Capital expenditures	(2,026)	—	(9,196)	(1,301)	—	(12,523)
Proceeds from sale of assets	—	—	1,958	48	—	2,006
Net cash used in investing activities	(2,026)	—	(7,238)	(1,253)	—	(10,517)

Cash flows from financing activities:
Repurchases of common stock	(15,203)	—	—	—	—	(15,203)
Exercise of stock options and other	166	—	—	—	—	166
Restricted stock tax withholdings	(62)	—	—	—	—	(62)
Excess tax benefit from share-based awards	64	—	—	—	—	64
Principal payments on capital lease obligations	—	—	(19)	—	—	(19)
Intercompany funding	20,022	(1,260)	(20,737)	1,975	—	—
Net cash provided by (used in) financing activities	4,987	(1,260)	(20,756)	1,975	—	(15,054)

Net increase (decrease) in cash and equivalents	—	—	2,533	(388)	—	2,145

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	51,563	1,018	—	52,581

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$54,096	$630	$—	$54,726

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED OCTOBER 29, 2011

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(4,705)	$798	$24,882	$(1,542)	$—	$19,433

Cash flows from investing activities:
Capital expenditures	(1,257)	—	(18,144)	(1,456)	—	(20,857)
Proceeds from sale of assets	—	—	6,401	16	—	6,417
Changes in restricted cash	550	—	—	—	—	550
Capital contributions to subsidiaries	—	3,867	—	—	(3,867)	—
Net cash provided by (used in) investing activities	(707)	3,867	(11,743)	(1,440)	(3,867)	(13,890)

Cash flows from financing activities:
Exercise of stock options and other	940	—	—	—	—	940
Restricted stock tax withholdings	(37)	—	—	—	—	(37)
Excess tax benefit from share-based awards	175	—	—	—	—	175
Principal payments on capital lease obligations	—	—	(75)	—	—	(75)
Intercompany funding	4,334	(4,665)	(6,410)	2,874	3,867	—
Net cash provided by (used in) financing activities	5,412	(4,665)	(6,485)	2,874	3,867	1,003

Net increase (decrease) in cash and equivalents	—	—	6,654	(108)	—	6,546

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	44,608	158	—	44,766

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$51,262	$50	$—	$51,312

18. Subsequent Events

On November 19, 2012, the Company entered into a definitive agreement with Quanta Services, Inc. to acquire substantially all of Quanta’s domestic telecommunications infrastructure services subsidiaries for approximately $275 million in cash. The purchase price, which is subject to adjustments for working capital and other specified items, will be financed with a new five-year $400 million senior secured credit facility. Subject to customary closing conditions, the acquisition is expected to be completed by December 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended July 28, 2012. Our Annual Report on Form 10-K for the year ended July 28, 2012 was filed with the Securities and Exchange Commission (“SEC”) on September 4, 2012 and is available on the SEC's website at www.sec.gov and on our website at www.dycomind.com.

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

You should not read forward-looking statements as a guarantee of future performance or results. They will not necessarily be accurate indications of whether or at what time such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management's good faith belief at that time with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

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

and other factors discussed within Item 1, Business, Item 1A, Risk Factors, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K, filed with the SEC on September 4, 2012 and other risks outlined in our periodic filings with the SEC. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement. Our forward-looking statements are only made as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to update these forward-looking statements to reflect new information, subsequent events or otherwise.

Overview

We are a leading provider of specialty contracting services. These services, which are provided throughout the United States and in Canada, include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. For the three months ended October 27, 2012, the percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 86.3%, 10.2%, and 3.5%, respectively.

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

A significant portion of our services are performed under master service agreements and other arrangements with customers that extend for periods of one or more years. We are currently party to numerous master service agreements, generally having multiple agreements with each of our customers. Master service agreements generally contain customer-specified service requirements, such as discrete pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer's own employees, and use other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. The remainder of our services are provided pursuant to contracts for specific projects. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Short-term contracts for specific projects are generally of three to four months in duration. A portion of our contracts include retainage provisions under which 5% to 10% of the contract invoicing may be withheld by the customer pending project completion.

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

The following table summarizes our revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	For the Three Months Ended
	October 27, 2012	October 29, 2011
Multi-year master service agreements	69.9%	70.5%
Other long-term contracts	9.1	10.1
Total long-term contracts	79.0%	80.6%

The percentage of revenue from long-term contracts varies between periods depending on the mix of work performed under our contracts.

A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from those customers who contributed at least 2.5% of our total revenue in the three months ended October 27, 2012 or October 29, 2011:

	For the Three Months Ended
	October 27, 2012	October 29, 2011
CenturyLink, Inc.	13.7%	13.3%
AT&T Inc.	13.5%	15.2%
Comcast Corporation	12.7%	12.9%
Verizon Communications Inc.	10.2%	12.0%
Windstream Corporation	9.4%	6.4%
Charter Communications, Inc.	6.8%	5.6%
Time Warner Cable Inc.*	5.0%	5.1%

*For comparison purposes, Time Warner Cable Inc. and Insight Communications Company, Inc. have been combined for periods prior to their February 2012 merger.

Cost of earned revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by independent subcontractors, operation of capital equipment (excluding depreciation and amortization), direct materials, insurance claims and other direct costs. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers' compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our underground facility locating services. A change in claims experience or actuarial assumptions related to these risks could materially affect our results of operations. For a majority of the contract services we perform, our customers provide all required materials while we provide the necessary personnel, tools, and equipment. Materials supplied by our customers, for which the customer retains financial and performance risk, are not included in our revenue or costs of sales.

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

We grant credit under normal payment terms, generally without collateral, to our customers. These customers primarily consist of telephone companies, cable television multiple system operators, and electric and gas utilities. With respect to a portion of the services provided to these customers, we have certain statutory lien rights which may, in certain circumstances, enhance our collection efforts. Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks. These risks may be heightened as a result of economic uncertainty and market volatility. In the past, some of our customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose us to increased risks related to the collectability of amounts due for services performed. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our trade accounts receivable and costs in excess of billings as of October 27, 2012.

Legal Proceedings

As part of our insurance program, we retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers' compensation, employee group health, and locate damages, and we have established reserves that we believe to be adequate based on current evaluations and our experience with these types of claims. For these claims, the effect on our financial statements is generally limited to the amount needed to satisfy our insurance deductibles or retentions.

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

On November 19, 2012, we entered into a definitive agreement with Quanta Services, Inc. to acquire substantially all of Quanta’s domestic telecommunications infrastructure services subsidiaries. The acquired subsidiaries provide specialty contracting services, including engineering, construction, maintenance and installation services to telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. Principal business facilities are located in Arizona, California, Florida, Georgia, Minnesota, New York, Pennsylvania, and Washington. The anticipated benefits of this acquisition include significant enhancement of our geographic scope and rural telecommunications engineering and construction capabilities, increased construction resources for wireless carriers, and reinforcement of our competencies in broadband construction. The purchase price of approximately $275 million is subject to adjustments for working capital and other specified items and will be financed with a new $400 million senior secured credit facility. Subject to customary closing conditions, the acquisition is expected to be completed by December 31, 2012.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported therein and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to recognition of revenue for costs and estimated earnings in excess of billings, the fair value of reporting units for goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, income taxes, accrued insurance claims, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no changes to our critical accounting policies and estimates in the three months ended October 27, 2012. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended July 28, 2012 for further information regarding our critical accounting policies and estimates.

Results of Operations

The Company uses a fiscal year ending on the last Saturday in July. The following table sets forth, as a percentage of revenues earned, our condensed consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	For the Three Months Ended
	October 27, 2012		October 29, 2011
	(Dollars in millions)
Revenues	$323.3	100.0%	$319.6	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	257.1	79.5	255.2	79.9
General and administrative	28.8	8.9	25.4	7.9
Depreciation and amortization	15.3	4.7	16.0	5.0
Total	301.2	93.2	296.5	92.8
Interest expense, net	(4.2)	(1.3)	(4.2)	(1.3)
Other income, net	1.6	0.5	3.0	0.9
Income before income taxes	19.5	6.0	21.9	6.8
Provision for income taxes	7.6	2.4	8.9	2.8
Net income	$11.9	3.7%	$13.0	4.1%

Revenues. The following table presents information regarding total revenues by type of customer for the three months ended October 27, 2012 and October 29, 2011 (totals may not add due to rounding):

	For the Three Months Ended
	October 27, 2012		October 29, 2011			%
	Revenue	% of Total	Revenue	% of Total	Increase (decrease)	Increase (decrease)
	(Dollars in millions)
Telecommunications	$279.0	86.3%	$264.1	82.6%	$14.9	5.6%
Underground facility locating	32.9	10.2	34.2	10.7	(1.3)	(3.9)
Electric and gas utilities and other customers	11.4	3.5	21.3	6.7	(9.8)	(46.2)
Total contract revenues	$323.3	100.0%	$319.6	100.0%	$3.7	1.2%

Revenues increased $3.7 million, or 1.2%, during the three months ended October 27, 2012 as compared to the three months ended October 29, 2011.

Revenues from specialty construction services provided to telecommunications companies increased 5.6%, or $14.9 million, to $279.0 million during the three months ended October 27, 2012 compared to $264.1 million during the three months ended October 29, 2011. Revenue increased $9.7 million for a telephone customer from services provided under existing contracts and for rural broadband initiatives, and revenue increased $4.6 million for a telephone customer which is expanding and enhancing its broadband services related to rural access lines it acquired. Additionally, revenues increased $4.5 million for a cable multiple system operator for underground fiberoptic and cable installation services and $3.9 million for a leading cable multiple system operator for installation, maintenance, and construction services, which included services to provision fiber to cellular sites. Other telecommunications customers had net increases in revenue of $4.2 million for the three months ended October 27, 2012, including services provided under new contracts for rural broadband initiatives. These increases were partially offset by a decrease in revenue of $6.2 million for a significant telephone customer, and a $5.8 million decrease for another significant telephone customer, both as a result of reduced spending by these customers in the current period as compared to the prior year.

Total revenues from underground facility locating customers during the three months ended October 27, 2012 decreased 3.9% to $32.9 million compared to $34.2 million during the three months ended October 29, 2011. The decrease primarily resulted from a contract that ended subsequent to the first quarter of fiscal 2012.

Total revenues from electric and gas utilities and other construction and maintenance customers during the three months ended October 27, 2012 decreased to $11.4 million compared to $21.3 million during the three months ended October 29, 2011. The decrease was primarily attributable to decreases in work performed for several gas companies and electric utilities during the three months ended October 27, 2012 as compared to the prior year period.

Costs of Earned Revenues. Costs of earned revenues increased to $257.1 million during the three months ended October 27, 2012 compared to $255.2 million during the three months ended October 29, 2011. The increase was primarily due to a higher level of operations during the three months ended October 27, 2012. The primary component of the increase was a $3.5 million aggregate increase in direct labor and independent subcontractor costs, partially offset by a $1.0 million decrease in direct material costs and a $0.6 million decrease in other direct costs.

Costs of earned revenues as a percentage of contract revenues decreased 0.3% for the three months ended October 27, 2012 as compared to the three months ended October 29, 2011. Direct material costs as a percentage of total revenue decreased 0.4% as compared to the three months ended October 29, 2011 primarily as a result of less materials provided for customers under contracts during the three months ended October, 27, 2012 as compared to the prior period. Other direct costs decreased 0.3% as a percentage of total revenue as compared to the same period last year primarily as a result of reduced equipment and related costs. Offsetting these decreases, labor and subcontractor costs increased 0.4% as a result of mix of work performed.

General and Administrative Expenses. General and administrative expenses increased $3.5 million to $28.8 million during the three months ended October 27, 2012 as compared to $25.4 million for the three months ended October 29, 2011. General and administrative expenses as a percentage of contract revenues were 8.9% and 7.9% for the three months ended October 27, 2012 and October 29, 2011, respectively. The increase in total general and administrative expenses for the three month period resulted primarily from increased stock-based compensation expense. Stock-based compensation expense was $2.3 million during the three months ended October 27, 2012 as compared to $1.3 million during the three months ended October 29, 2011. Additionally, we incurred approximately $0.7 million in acquisition related costs during the three months ended October 27, 2012. Other increases primarily resulted from higher professional fees for accounting and legal services.

Depreciation and Amortization. Depreciation and amortization decreased to $15.3 million during the three months ended October 27, 2012 from $16.0 million during the three months ended October 29, 2011 and totaled 4.7% and 5.0% as a percentage of contract revenues during the current and prior year quarter, respectively. The decrease in depreciation and amortization as a percentage of contract revenues was primarily the result of assets becoming fully depreciated in fiscal 2012.

Interest Expense, Net. Interest expense, net was $4.2 million during each of the three months ended October 27, 2012 and October 29, 2011.

Other Income, Net. Other income decreased to $1.6 million during the three months ended October 27, 2012 from $3.0 million during the three months ended October 29, 2011. The decrease in other income was primarily a function of the number of assets sold and prices obtained for those assets during the current period.

Income Taxes. The following table presents our income tax expense and effective income tax rate for the three months ended October 27, 2012 and October 29, 2011:

	For the Three Months Ended
	October 27, 2012	October 29, 2011
	(Dollars in millions)
Income tax provision	$7.6	$8.9
Effective income tax rate	39.2%	40.7%

Our effective income tax rate differs from the statutory rates for the tax jurisdictions where we operate. Variations in our effective income tax rate for the three months ended October 27, 2012 and October 29, 2011 are primarily attributable to the impact of non-deductible and non-taxable items, disqualifying dispositions of incentive stock option exercises, and production-related tax credits recognized in relation to our pre-tax results during the period. Non-deductible and non-taxable items will generally have a reduced impact on the effective income tax rate in periods of greater pre-tax results. As of both October 27, 2012 and July 28, 2012, we had total unrecognized tax benefits of approximately $2.2 million which would reduce our effective tax rate during the periods recognized if it is determined that those liabilities are no longer required.

Net Income. Net income was $11.9 million during the three months ended October 27, 2012 as compared to $13.0 million during the three months ended October 29, 2011.

Liquidity and Capital Resources

Capital requirements. Historically, our sources of cash have been operating activities, long-term debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Our working capital needs vary based on our level of operations and generally increase with higher levels of revenue. Our working capital requirements are also impacted by the time it takes us to collect our accounts receivable for work performed for customers. Cash and equivalents totaled $54.7 million at October 27, 2012 compared to $52.6 million at July 28, 2012. Cash increased during the three months ended October 27, 2012 as a result of cash provided by operations offset by capital expenditures, net of the proceeds from the sale of assets, and repurchases of our common stock. Working capital (total current assets less total current liabilities) was $265.3 million at October 27, 2012 compared to $262.4 million at July 28, 2012.

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

	For the Three Months Ended
	October 27, 2012	October 29, 2011
	(Dollars in millions)
Net cash flows:
Provided by operating activities	$27.7	$19.4
Used in investing activities	$(10.5)	$(13.9)
(Used in) provided by financing activities	$(15.1)	$1.0

Cash from Operating Activities. During the three months ended October 27, 2012, net cash provided by operating activities was $27.7 million. Non-cash items during the three months ended October 27, 2012 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities provided $0.8 million of operating cash flow during the three months ended October 27, 2012. The primary working capital sources of cash flow during the three months ended October 27, 2012 were net income tax receivables used during the period and increases in income tax payables combined of $8.8 million and increases in accounts payable of $3.9 million. These increases were primarily attributable to higher operating levels and the timing of payments. Working capital changes that used operating cash flow during the three months ended October 27, 2012 were increases in other current and other non-current assets combined of $3.6 million, primarily for other prepaid costs that coincide with the beginning of our fiscal year. Additionally, accounts receivables and net costs and estimated earnings in excess of billings used $3.2 million on a combined basis. We also used $5.1 million related to accrued liabilities and accrued insurance claims primarily as a result of amounts paid for annual incentive compensation during October 2012.

Based on average daily revenue during the applicable quarter, days sales outstanding calculated for accounts receivable, net was 43 days as of October 27, 2012 compared to 40 days as of October 29, 2011. Days sales outstanding calculated for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, were 33 days as of October 27, 2012 and 29 days as of October 29, 2011. These changes resulted from growth in operations during the three months ended October 27, 2012 and changes to the customer mix compared to fiscal 2012. We believe that none of our major customers were experiencing financial difficulties which would materially affect our cash flows or liquidity as of October 27, 2012.

During the three months ended October 29, 2011, net cash provided by operating activities was $19.4 million. Non-cash items during the three months ended October 29, 2011 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities used $11.6 million of operating cash flow during the three months ended October 29, 2011. The primary working capital uses during the three months ended October 29, 2011 were increases in accounts receivable of $2.0 million and increases in net costs and estimated earnings in excess of billings of $10.9 million. The increases in accounts receivable and costs and estimated earnings in excess of billings were the result of revenue growth during the three months ended October 29, 2011 as compared to October 30, 2010. Other uses of working capital included other current and other non-current assets combined of $8.0 million, primarily for higher levels of inventory. Working capital changes that increased operating cash flow during the three months ended October 29, 2011 were net income tax receivables of $5.4 million used during the period, increases in accounts payable of $3.6 million and increases in other accrued liabilities and accrued insurance claims of $0.4 million. These increases were primarily attributable to higher operating levels and the timing of payments, partially offset by amounts paid for annual incentive compensation during October 2011.

Cash Used in Investing Activities. During the three months ended October 27, 2012 and October 29, 2011, net cash used in investing activities was $10.5 million and $13.9 million, respectively. During the three months ended October 27, 2012 and October 29, 2011, capital expenditures of $12.5 million and $20.9 million, respectively, were offset in part by proceeds from the sale of assets of $2.0 million and $6.4 million, respectively. Restricted cash, primarily related to funding provisions of our insurance program, decreased $0.6 million during the three months ended October 29, 2011.

Cash Provided by (Used in) Financing Activities. Net cash used in financing activities was $15.1 million during the three months ended October 27, 2012 as compared to net cash provided by financing activities of $1.0 million during the three months ended October 29, 2011. During the three months ended October 27, 2012, we repurchased 1,047,000 shares of our common stock in open market transactions, at an average price of $14.52 per share, for approximately $15.2 million. We received $0.2 million and $0.9 million from the exercise of stock options during the three months ended October 27, 2012 and October 29, 2011, respectively. We received excess tax benefits of $0.1 million and $0.2 million, primarily from the vesting of restricted stock units and exercises of stock options, during the three months ended October 27, 2012 and October 29, 2011, respectively. Additionally, we paid less than $0.1 million in principal payments on capital leases during each of the three months ended October 27, 2012 and October 29, 2011.

Compliance with Notes and Credit Agreement. We have a five-year $225.0 million senior secured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement has an expiration date of June 4, 2015 and provides for maximum borrowings of $225.0 million, including a sublimit of $100.0 million for the issuance of standby letters of credit. In connection with the issuance of the 2021 Notes, we entered into an amendment to the Credit Agreement (the “Amended Credit Agreement”). Subject to certain conditions, the Amended Credit Agreement provides for the ability to enter into one or more incremental facilities, in an aggregate amount not to exceed $75.0 million, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans.

Our obligations under the Amended Credit Agreement are guaranteed by certain subsidiaries and secured by a pledge of (i) 100% of the equity of our material domestic subsidiaries and (ii) 100% of the non-voting equity and 65% of the voting equity of first-tier material foreign subsidiaries, if any, in each case excluding certain unrestricted subsidiaries.

Borrowings under the Amended Credit Agreement (other than swingline loans as defined in the Credit Agreement) bear interest at a rate equal to either (a) the administrative agent’s base rate, described in the Amended Credit Agreement as the highest of (i) the sum of the federal funds rate and 0.50%; (ii) the administrative agent’s prime rate; and (iii) the eurodollar rate (defined in the Amended Credit Agreement as the British Bankers’ Association LIBOR Rate, divided by the aggregate of 1.00% and one (1) less a reserve percentage (as defined in the Amended Credit Agreement), or (b) the eurodollar rate, in addition to an applicable margin based on our consolidated leverage ratio, in each case. Swingline loans bear interest at a rate equal to the administrative agent’s base rate and a margin based on our consolidated leverage ratio. Based on our current consolidated leverage ratio, revolving borrowings would be eligible for a margin of 1.25% for borrowings based on the administrative agent’s base rate and 2.25% for borrowings based on the eurodollar rate.

We incur fees under the Amended Credit Agreement for the unutilized commitments at rates that range from 0.50% to 0.625% per annum, fees for outstanding standby letters of credit at rates that range from 2.00% to 2.75% per annum and fees for outstanding commercial letters of credit at rates that range from 1.00% to 1.375% per annum, in each case based on our consolidated leverage ratio. As of October 27, 2012, fees for unutilized commitments and outstanding standby letters of credit were at rates per annum of 0.50% and 2.25%, respectively.

The Credit Agreement contains certain affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, sale-leaseback transactions, transactions with affiliates and capital expenditures. The Credit Agreement contains financial covenants that require us to (i) maintain a consolidated leverage ratio of not greater than 3.00 to 1.00, as measured on a trailing four-quarter basis at the end of each fiscal quarter and (ii) maintain a consolidated interest coverage ratio of not less than 2.75 to 1.00 for fiscal quarters ending July 31, 2010 through April 28, 2012 and not less than 3.00 to 1.00 for the fiscal quarter ending July 28, 2012 and each fiscal quarter thereafter, as measured on a trailing four-quarter basis at the end of each fiscal quarter. As of October 27, 2012, we had no outstanding borrowings and $44.1 million of outstanding standby letters of credit issued under the Credit Agreement. The outstanding standby letters of credit are issued as part of our insurance program. At October 27, 2012, we were in compliance with the financial covenants and had additional borrowing availability of up to $180.9 million, as determined by the most restrictive covenants of the Credit Agreement.

As of October 27, 2012, the principal amount outstanding under the 2012 Notes was $187.5 million. The 2021 Notes are guaranteed by certain of our subsidiaries. The indenture governing the 2021 Notes contains covenants that limit, among other things, the ability of us and our subsidiaries to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of our subsidiaries to pay dividends or make payments to us and our restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of its assets.

Contractual Obligations.   The following tables set forth our outstanding contractual obligations, including related party leases, as of October 27, 2012:

	Less than 1 Year	Years 1-3	Years 3 - 5	Greater than 5 Years	Total
	(Dollars in thousands)
7.125% senior subordinated notes due 2021	$—	$—	$—	$187,500	$187,500
Interest payments on debt (excluding capital leases)	13,359	26,719	26,719	46,758	113,555
Capital lease obligations (including interest and executory costs)	56	—	—	—	56
Operating lease obligations	8,069	9,412	4,426	1,851	23,758
Employment agreements	3,302	3,095	1,558	5	7,960
Purchase and other contractual obligations	8,014	—	—	—	8,014
Total	$32,800	$39,226	$32,703	$236,114	$340,843

Purchase and other contractual obligations in the above table primarily represent obligations under agreements to purchase undelivered vehicles and equipment and amounts under certain other contracts due within one year. We have excluded contractual obligations under the multiemployer defined pension plan that covers certain of our employees as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of October 27, 2012.

Our condensed consolidated balance sheet as of October 27, 2012 includes a long-term liability of approximately $22.8 million for accrued insurance claims.  This liability has been excluded from the above table as the timing of any cash payments is uncertain. See Note 7 of the Notes to our Condensed Consolidated Financial Statements for additional information regarding our accrued insurance claims liability.

The liability for unrecognized tax benefits for uncertain tax positions at both October 27, 2012 and July 28, 2012 were $2.2 million, and is included in other liabilities in our condensed consolidated balance sheet. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Off-Balance Sheet Arrangements.

Performance Bonds and Guarantees - We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our obligations under a contract. As of October 27, 2012, we had $237.6 million of outstanding performance and other surety contract bonds and no events have occurred in which customers have exercised their rights under any such bonds. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.

Letters of Credit - We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize our obligations to our insurance carriers in connection with the settlement of potential claims. As of October 27, 2012, we had $44.1 million outstanding standby letters of credit issued under the Credit Agreement.

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

Backlog. Our backlog consists of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under master service agreements and other long-term requirements contracts. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical experience with customers and, more generally, our experience in procurements of this type. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Our estimates of a customer's requirements during a particular future period may not prove to be accurate.

Our backlog totaled $1.376 billion and $1.565 billion at October 27, 2012 and July 28, 2012, respectively. We expect to complete 59.7% of the October 27, 2012 backlog during the next twelve months.

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

•	the timing and volume of customers' construction and maintenance projects, including possible delays as a result of material procurement;

•	seasonal budgetary spending patterns of customers and the timing of their budget approvals;

•	the commencement or termination of master service agreements and other long-term agreements with customers;

•	costs incurred to support growth internally or through acquisitions;

•	fluctuations in results of operations caused by acquisitions;

•	fluctuations in the employer portion of payroll taxes as a result of reaching the limitation on payroll withholdings obligations;

•	changes in mix of customers, contracts, and business activities;

•	fluctuations in insurance expense due to changes in claims experience and actuarial assumptions;

•	fluctuations in stock-based compensation expense as a result of performance criteria in performance-based share awards, as well as the timing and vesting period of all stock-based awards;

•	fluctuations in incentive pay as a result of operating results;

•	fluctuations in interest expense due to levels of debt and related borrowing costs;

•	fluctuations in other income as a result of the timing and levels of capital assets sold during the period; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to interest rates on our cash and equivalents and our debt obligations. We monitor the effects of market changes on interest rates and manage interest rate risks by investing in short-term cash equivalents with market rates of interest and by maintaining a mix of fixed and variable rate debt obligations. A hypothetical 100 basis point increase in interest rates would result in an increase to annual earnings of approximately $0.5 million if our cash and equivalents held as of both October 27, 2012 and July 28, 2012 were to be fully invested in interest bearing financial instruments.

Our revolving credit facility permits borrowings at a variable rate of interest. We had no outstanding borrowings as of October 27, 2012. Outstanding long-term debt at October 27, 2012 included $187.5 million of our senior subordinated notes due in 2021, which bear a fixed rate of interest of 7.125%. Due to the fixed rate of interest on the notes, changes in interest rates would not have an impact on the related interest expense. The fair value of the outstanding notes totaled approximately $200.9 million as of October 27, 2012, based on quoted market prices. There exists market risk sensitivity on the fair value of the fixed rate notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the notes of approximately $5.9 million, calculated on a discounted cash flow basis.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of October 27, 2012, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of October 27, 2012, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 27, 2012, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and (2) accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
Item 1. Legal Proceedings.

For a description of legal proceedings affecting the Company refer to Part 1, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended July 28, 2012. There were no material developments to the legal proceedings affecting the Company during the fiscal quarter ended October 27, 2012.

As part of our insurance program, we retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers' compensation, employee group health, and locate damages, and we have established reserves that we believe to be adequate based on current evaluations and experience with these types of claims. For these claims, the effect on our financial statements is generally limited to the amount needed to satisfy our insurance deductibles or retentions.

From time to time, we and our subsidiaries are parties to various other claims and legal proceedings. It is the opinion our management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on the Company's condensed consolidated financial statements.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended July 28, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the three months ended October 27, 2012, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes the Company's purchases of its common stock during the three months ended October 27, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 28, 2012 - August 25, 2012	—	—	—	(a)
August 26, 2012 - September 22, 2012	1,047,000	$14.52	—	(a)
September 23, 2012 - October 27, 2012	4,533 (b)	$13.79	—	(a)

(a) On March 15, 2012, the Board of Directors authorized $40.0 million to repurchase shares of the Company’s outstanding common stock to be made over eighteen months in open market or private transactions. All shares repurchased have been subsequently canceled. As of October 27, 2012, approximately $22.8 million remained authorized for repurchase through September 15, 2013.

(b) Shares were withheld to satisfy tax withholding obligations that arose on the vesting of restricted stock units.

Item 5. Other Information.

The Company adopted Accounting Standards Update ("ASU") 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”) during the first quarter of fiscal 2013.  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  On adoption, the Company has presented comprehensive income within its consolidated financial statements in two separate but consecutive statements.

The following consolidated statements of comprehensive income for each of the three years ended July 28, 2012, July 30, 2011, and July 31, 2010 is derived from the Company’s audited consolidated financial statements, adjusted for the retroactive application of ASU 2011-05.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED JULY 28, 2012, JULY 30, 2011, AND JULY 31, 2010

	2012	2011	2010
	(Dollars in thousands, except per share amounts)
NET INCOME	$39,378	$16,107	$5,849
Foreign currency translation gains (losses)	(161)	130	100
COMPREHENSIVE INCOME	$39,217	$16,237	$5,949

The following footnote disclosure presents the Consolidating Statements of Comprehensive Income for each of the three years ended July 28, 2012, July 30, 2011, and July 31, 2010.  The following consolidating Statements of Comprehensive Income present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent”) on a parent only basis, (ii) the Issuer, (iii) the guarantor subsidiaries for the 2021 Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	YEAR ENDED JULY 28, 2012
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated

	(Dollars in thousands)

NET INCOME (LOSS)	$39,378	$39,378	$55,236	$(7,186)	$(87,428)	$39,378
Foreign currency translation loss	(161)	(161)	—	(161)	322	(161)
COMPREHENSIVE INCOME (LOSS)	$39,217	$39,217	$55,236	$(7,347)	$(87,106)	$39,217

	YEAR ENDED JULY 30, 2011
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
NET INCOME (LOSS)	$16,107	$16,107	$35,445	$(7,020)	$(44,532)	$16,107
Foreign currency translation gain	130	130	—	130	(260)	130
COMPREHENSIVE INCOME (LOSS)	$16,237	$16,237	$35,445	$(6,890)	$(44,792)	$16,237

	YEAR ENDED JULY 31, 2010
	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
NET INCOME (LOSS)	$5,849	$6,941	$21,427	$(8,009)	$(20,359)	$5,849
Foreign currency translation gain	100	100	—	100	(200)	100
COMPREHENSIVE INCOME (LOSS)	$5,949	$7,041	$21,427	$(7,909)	$(20,559)	$5,949

Item 6. Exhibits and Financial Statement Schedules.

Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit Number

31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 +	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++
Financial Statements from the Quarterly Report on Form 10-Q, for the quarter ended October 27, 2012, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

'+ Filed herewith
'++ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	November 21, 2012	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date:	November 21, 2012	/s/ H. Andrew DeFerrari
Name: H. Andrew DeFerrari Title: Senior Vice President and Chief Financial Officer