Form 10-Q
period 2013-01-26
DYCOM INDUSTRIES INC
filed 2013-03-05
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 26, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11770 US Highway 1, Suite 101, Palm Beach Gardens, Florida	33408
(Address of principal executive offices)	(Zip Code)

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

There were 33,017,415 shares of common stock with a par value of $0.33 1/3 outstanding at March 1, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 26, 2013	July 28, 2012
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$22,590	$52,581
Accounts receivable, net	227,413	141,788
Costs and estimated earnings in excess of billings	148,502	127,321
Inventories	34,909	26,274
Deferred tax assets, net	15,422	15,633
Income taxes receivable	6,925	4,884
Other current assets	13,923	8,466
Total current assets	469,684	376,947

PROPERTY AND EQUIPMENT, NET	187,242	158,247
GOODWILL	262,989	174,849
INTANGIBLE ASSETS, NET	134,306	49,773
OTHER	18,588	12,377
TOTAL NON-CURRENT ASSETS	603,125	395,246
TOTAL ASSETS	$1,072,809	$772,193

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$64,166	$36,823
Current portion of debt	6,250	74
Billings in excess of costs and estimated earnings	11,386	1,522
Accrued insurance claims	26,313	25,218
Other accrued liabilities	69,959	50,926
Total current liabilities	178,074	114,563

LONG-TERM DEBT (including debt premium of $3.8 million at January 26, 2013)	420,033	187,500
ACCRUED INSURANCE CLAIMS	23,693	23,591
DEFERRED TAX LIABILITIES, NET NON-CURRENT	48,100	49,537
OTHER LIABILITIES	4,537	4,071
Total liabilities	674,437	379,262

COMMITMENTS AND CONTINGENCIES, Notes 10, 11, and 16

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 32,993,267 and 33,587,744 issued and outstanding, respectively	10,998	11,196
Additional paid-in capital	107,121	114,820
Accumulated other comprehensive income	151	138
Retained earnings	280,102	266,777
Total stockholders' equity	398,372	392,931
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,072,809	$772,193

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	January 26, 2013	January 28, 2012
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$369,326	$267,407

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	301,516	220,239
General and administrative (including stock-based compensation expense of $2.5 million and $1.6 million, respectively)	38,827	24,275
Depreciation and amortization	20,819	15,528
Total	361,162	260,042

Interest expense, net	(5,748)	(4,177)
Other income, net	428	2,357
INCOME BEFORE INCOME TAXES	2,844	5,545

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	1,485	2,082
Deferred	(104)	(22)
Total	1,381	2,060

NET INCOME	$1,463	$3,485

EARNINGS PER COMMON SHARE:
Basic earnings per common share	$0.04	$0.10

Diluted earnings per common share	$0.04	$0.10

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	32,780,667	33,759,015

Diluted	33,514,416	34,636,520

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Six Months Ended
	January 26, 2013	January 28, 2012
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$692,613	$586,981

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	558,582	475,426
General and administrative (including stock-based compensation expense of $4.8 million and $3.0 million, respectively)	67,652	49,633
Depreciation and amortization	36,130	31,486
Total	662,364	556,545

Interest expense, net	(9,946)	(8,350)
Other income, net	2,042	5,317
INCOME BEFORE INCOME TAXES	22,345	27,403

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	10,342	7,454
Deferred	(1,320)	3,498
Total	9,022	10,952

NET INCOME	$13,323	$16,451

EARNINGS PER COMMON SHARE:
Basic earnings per common share	$0.40	$0.49

Diluted earnings per common share	$0.40	$0.48

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	32,935,305	33,633,596

Diluted	33,607,180	34,431,419

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
	(Dollars in thousands)
NET INCOME	$1,463	$3,485	$13,323	$16,451
Foreign currency translation gains (losses)	11	(58)	13	(144)
COMPREHENSIVE INCOME	$1,474	$3,427	$13,336	$16,307

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	January 26, 2013	January 28, 2012
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$13,323	$16,451
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	36,130	31,486
Bad debt expense, net	32	68
Gain on sale of fixed assets	(2,407)	(5,139)
Deferred income tax provision (benefit)	(1,320)	3,498
Stock-based compensation	4,762	2,968
Write-off of deferred financing costs	321	—
Amortization of premium on long-term debt	(42)	—
Amortization of debt issuance costs and other	734	646
Excess tax benefit from share-based awards	(610)	(979)
Change in operating assets and liabilities:
Accounts receivable, net	27,528	35,257
Costs and estimated earnings in excess of billings, net	39,753	7,919
Other current assets and inventory	(3,518)	(13,927)
Other assets	(187)	239
Income taxes receivable/payable	(906)	5,332
Accounts payable	(11,897)	(799)
Accrued liabilities, insurance claims, and other liabilities	(10,455)	(12,169)
Net cash provided by operating activities	91,241	70,851

INVESTING ACTIVITIES:
Cash paid for acquisition, net of cash acquired	(314,771)	—
Capital expenditures	(29,029)	(43,438)
Proceeds from sale of assets	2,845	8,942
Changes in restricted cash	(31)	550
Net cash used in investing activities	(340,986)	(33,946)

FINANCING ACTIVITIES:
Proceeds from issuance of 7.125% senior subordinated notes due 2021 (including $3.8 million premium)	93,825	—
Proceeds from borrowings on Senior Credit Agreement	180,500	—
Proceeds from Term Loan on Senior Credit Agreement	125,000	—
Principal payments on Senior Credit Agreement	(160,500)	—
Debt issuance costs	(6,409)	—
Repurchases of common stock	(15,203)	—
Exercise of stock options and other	2,890	4,013
Restricted stock tax withholdings	(885)	(328)
Excess tax benefit from share-based awards	610	979
Principal payments on capital lease obligations	(74)	(140)
Net cash provided by financing activities	219,754	4,524

Net (decrease) increase in cash and equivalents	(29,991)	41,429

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	52,581	44,766

CASH AND EQUIVALENTS AT END OF PERIOD	$22,590	$86,195

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) continued

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$8,854	$7,727
Income taxes	$11,239	$2,486

Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$2,471	$3,066
Accrued costs for debt issuance included in accounts payable and accrued liabilities at period end	$130	$—
Accrued remaining purchase price of acquisition included in accrued liabilities at period end	$4,710	$—

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

Basis of Presentation - Dycom Industries, Inc. (“Dycom” or the “Company”) is a leading provider of specialty contracting services. These services, which are provided throughout the United States and in Canada, include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others.

The condensed consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated and the financial statements reflect all adjustments, consisting of only normal recurring accruals that are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended January 26, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the entire year ended July 28, 2012 included in the Company's 2012 Annual Report on Form 10-K, filed with the SEC on September 4, 2012.

On December 3, 2012, the Company acquired substantially all of the telecommunications infrastructure service subsidiaries of Quanta Services, Inc. The results of operations of the businesses acquired by the Company are included in the accompanying condensed consolidated financial statements from their acquisition date.

Accounting Period - The Company uses a fiscal year ending on the last Saturday in July.

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For the Company, key estimates include: recognition of revenue for costs and estimated earnings in excess of billings, the fair value of reporting units for goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, preliminary purchase price allocations of businesses acquired in fiscal 2013, income taxes, accrued insurance claims, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. At the time they are made, the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to the financial statements.

Restricted Cash – As of January 26, 2013 and July 28, 2012, the Company had approximately $3.8 million and $3.7 million, respectively, in restricted cash which is held as collateral in support of the Company's insurance obligations. Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the condensed consolidated statements of cash flows.

Fair Value of Financial Instruments - Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) defines and establishes a measurement framework for fair value and expands disclosure requirements. ASC Topic 820 requires that assets and liabilities carried at fair value are classified and disclosed in one of the following three categories: (1) Level 1 - Quoted market prices in active markets for identical assets or liabilities; (2) Level 2 - Observable market-based inputs or unobservable inputs that are corroborated by market data; and (3) Level 3 - Unobservable inputs not corroborated by market data which require the reporting entity's own assumptions. The Company's financial instruments consist primarily of cash and equivalents, restricted cash, accounts and other receivables, income taxes receivable and payable, accounts payable and certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the Company's outstanding 7.125% senior subordinated notes due 2021 (the "2021 Notes") which are categorized as Level 2 as of January 26, 2013 and July 28, 2012, based on observable market-based inputs. See Note 10, Debt, for further information regarding the fair value of the 2021 Notes. The Company's cash and equivalents are categorized as Level 1 as of January 26, 2013 and July 28, 2012, based on quoted market prices in active markets for identical assets. During the three and six months ended January 26, 2013 and January 28, 2012, the Company had no non-recurring fair value measurements of assets or liabilities subsequent to their initial recognition.

Segment Information - The Company operates in one reportable segment as a specialty contractor, providing engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. All of the Company's operating segments have been aggregated into one reporting segment due to their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. The Company's services are provided by its various subsidiaries throughout the United States and in Canada. Revenues from services provided in Canada were approximately $2.5 million and $6.4 million during the three and six months ended January 26, 2013, respectively, and $2.5 million and $6.2 million during the three and six months ended January 28, 2012, respectively. The Company had no material long-lived assets in the Canadian operations at January 26, 2013 or July 28, 2012.

Recently Issued Accounting Pronouncements

Adoption of New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the total of comprehensive income, the components of net income, and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”). ASU 2011-12 defers only those provisions in ASU 2011-05 relating to the presentation of the reclassification adjustments. ASU 2011-12 and the remaining provisions of ASU 2011-05 are effective retrospectively for annual periods, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 in fiscal 2013.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 permits entities testing for goodwill impairment to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. ASU 2011-08 does not change how goodwill is determined or assigned to reporting units, nor does it revise the requirement to assess goodwill at least annually for impairment. ASU 2011-08 is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material effect on the Company's condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

In July 2012, FASB issued Accounting Standards Update No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). ASU 2012-02 amends Topic 350 by establishing an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. This update allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company's condensed consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220) ("ASU 2013-02"), which established the effective date for the requirement to present components of reclassifications out of accumulated other comprehensive income on the face of the income statement. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material effect on the Company's condensed consolidated financial statements.

2. Computation of Earnings Per Common Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation as required by ASC Topic 260, Earnings Per Share.

	For the Three Months Ended		For the Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders (numerator)	$1,463	$3,485	$13,323	$16,451

Weighted-average number of common shares (denominator)	32,780,667	33,759,015	32,935,305	33,633,596

Basic earnings per common share	$0.04	$0.10	$0.40	$0.49

Weighted-average number of common shares	32,780,667	33,759,015	32,935,305	33,633,596
Potential common stock arising from stock options, and unvested restricted share units	733,749	877,505	671,875	797,823
Total shares-diluted (denominator)	33,514,416	34,636,520	33,607,180	34,431,419

Diluted earnings per common share	$0.04	$0.10	$0.40	$0.48

Anti-dilutive weighted shares excluded from the calculation of earnings per share	1,289,661	1,220,534	1,483,241	2,011,358

3. Acquisitions

On December 3, 2012, Dycom acquired substantially all of the telecommunications infrastructure services subsidiaries (the “Acquired Subsidiaries”) of Quanta Services, Inc. for $275.0 million in cash plus an adjustment estimated to be approximately $41.0 million for working capital received in excess of a target amount and approximately $3.7 million for other specified items. As of January 26, 2013, the Company had paid approximately $315 million of the purchase price and accrued the remaining amount, estimated at $4.7 million, which is expected to be paid in the Company's third fiscal quarter. The acquisition was funded through a combination of borrowings under a new $400 million credit facility and cash on hand. On December 12, 2012, Dycom's wholly-owned subsidiary, Dycom Investments, Inc., issued $90.0 million of 7.125% senior subordinated notes due 2021 and used the net proceeds to repay credit facility borrowings. See Note 10, Debt, for further information regarding the Company's debt financing.

The Company recognized approximately $5.8 million and $6.5 million of acquisition costs during the three and six months ended January 26, 2013, respectively, which are included within general and administrative expenses in the Company's condensed consolidated statements of operations. Additionally, the Company incurred approximately $0.9 million in integration costs during the second quarter of fiscal 2013 which are also included within general and administrative expenses.

The Acquired Subsidiaries provide specialty contracting services, including engineering, construction, maintenance and installation services to telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. Principal business facilities are located in Arizona, California, Florida, Georgia, Minnesota, New York, Pennsylvania, and Washington. On a combined basis, the businesses operate in 49 states serving over 300 individual customers. As of January 26, 2013, the Acquired Subsidiaries employed 2,157 persons. The Company believes that the acquisition strengthens its customer base, geographic scope and technical services offerings. In addition, it reinforces the Company's rural engineering and construction capabilities, wireless construction resources, and broadband construction competencies. The acquisition also enhances the efficiency of the Company's operating scale.

The Company accounted for the acquisition using the acquisition method of accounting. Accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. Purchase price in excess of fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. The purchase price allocation is based on information regarding the fair value of assets acquired and liabilities assumed as of the date of acquisition and is preliminary. Management has determined the fair values used in the purchase price allocation for intangible assets with the assistance of an independent valuation specialist based on historical data, estimated discounted future cash flows, contract backlog amounts and expected royalty rates for trademarks and trade names among other information. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but at that time was unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill. The allocation of the purchase price is expected to be completed during fiscal 2013 when the valuations for intangible assets, property and equipment and other amounts are finalized.

The purchase price of the Acquired Subsidiaries is allocated on a preliminary basis as follows and reflects the elimination of intercompany balances (dollars in millions):

Assets
Cash and equivalents	$0.2
Accounts receivable, net	113.2
Costs and estimated earnings in excess of billings	61.4
Inventories	9.0
Other current assets	1.7
Property and equipment	31.9
Goodwill	88.1
Intangibles - customer relationships	71.5
Intangibles - backlog	14.4
Intangibles - trade names	5.2
Other assets	0.6
Total assets	397.2

Liabilities
Accounts payable	41.4
Billings in excess of costs and estimated earnings	10.3
Accrued and other liabilities	25.8
Total liabilities	77.5

Net Assets Acquired	$319.7

Goodwill and amortizing intangible assets of approximately $88.1 million and $91.1 million, respectively, related to the acquisition is expected to be deductible for tax purposes. See Note 7, Goodwill and Intangible Assets, for further information on amortization and estimated useful lives of intangible assets acquired.

The results of operations of the Acquired Subsidiaries have been included in the condensed consolidated statements of operations since the date of acquisition. The Acquired Subsidiaries generated revenues of $75.9 million since the date of acquisition through January 26, 2013 and their net income was immaterial.

The following unaudited pro forma information presents the Company's condensed consolidated results of operations as if the acquisition had occurred on July 31, 2011, the first day of the Company's 2012 fiscal year. The pro forma results include certain adjustments, including depreciation and amortization expense based on the estimated fair value of the assets acquired, interest and debt amortization expense related to the Company's debt financing of the transaction, elimination of expenses charged by the Seller to the businesses which will not continue after the acquisition date, and the income tax impact of these adjustments. Pro forma earnings for the three and six months ended January 28, 2012 were adjusted to include $5.8 million and $6.5 million, respectively, of acquisition related costs as the pro forma information presents the condensed consolidated results of operations as if the acquisition had occurred on July 31, 2011. Accordingly, the pro forma earnings for the three and six months ended January 26, 2013 were adjusted to exclude these acquisition related costs. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had the acquisition occurred at the beginning of the periods presented nor is it indicative of future results.

	For the Three Months Ended		For the Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
	(Dollars in thousands, except per share amounts)
Revenue	$421,588	$383,316	$921,254	$857,143
Income (loss) before income taxes	$7,546	$(339)	$44,049	$15,140
Net income (loss)	$4,528	$(203)	$26,430	$9,084

Earnings (loss) per share:
Basic	$0.14	$(0.01)	$0.80	$0.27
Diluted	$0.14	$(0.01)	$0.79	$0.26

4. Accounts Receivable

Accounts receivable consists of the following:

	January 26, 2013	July 28, 2012
	(Dollars in thousands)
Contract billings	$214,372	$136,610
Retainage and other receivables	13,320	5,448
Total	227,692	142,058
Less: allowance for doubtful accounts	(279)	(270)
Accounts receivable, net	$227,413	$141,788

As of January 26, 2013, the Company expected to collect all retainage balances within the next twelve months.

The allowance for doubtful accounts changed as follows:

	For the Three Months Ended		For the Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
	(Dollars in thousands)
Allowance for doubtful accounts at beginning of period	$278	$376	$270	$368
Bad debt expense, net	23	32	32	68
Amounts recovered (charged) against the allowance	(22)	1	(23)	(27)
Allowance for doubtful accounts at end of period	$279	$409	$279	$409

5. Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings, net, consists of the following:

	January 26, 2013	July 28, 2012
	(Dollars in thousands)
Costs incurred on contracts in progress	$121,468	$100,766
Estimated to date earnings	27,034	26,555
Total costs and estimated earnings	148,502	127,321
Less: billings to date	(11,386)	(1,522)
	$137,116	$125,799
Included in the accompanying condensed consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$148,502	$127,321
Billings in excess of costs and estimated earnings	(11,386)	(1,522)
	$137,116	$125,799

The above amounts include revenue for services from contracts based both on the units-of-delivery and the cost-to-cost measures of the percentage of completion method.  Additionally, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings include amounts acquired on December 3, 2012 related to the Acquired Subsidiaries.

6. Property and Equipment

Property and equipment consists of the following:

	January 26, 2013	July 28, 2012
	(Dollars in thousands)
Land	$3,479	$2,915
Buildings	11,411	10,630
Leasehold improvements	5,039	4,674
Vehicles	235,496	220,669
Computer hardware and software	62,156	57,965
Office furniture and equipment	7,203	5,552
Equipment and machinery	158,333	133,467
Total	483,117	435,872
Less: accumulated depreciation	(295,875)	(277,625)
Property and equipment, net	$187,242	$158,247

Depreciation expense and repairs and maintenance were as follows:

	For the Three Months Ended		For the Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
	(Dollars in thousands)
Depreciation expense	$15,868	$13,911	$29,588	$28,179
Repairs and maintenance expense	$4,376	$3,704	$8,188	$8,237

7. Goodwill and Intangible Assets

Goodwill

The Company's goodwill balance was $263.0 million and $174.8 million as of January 26, 2013 and July 28, 2012, respectively. Changes in the carrying amount of goodwill for fiscal 2013 are as follows:

		Six Months Ended January 26, 2013
	As of	Impairment		As of
	July 28, 2012	Losses	Acquisitions	January 26, 2013
	(Dollars in thousands)
Goodwill	$370,616	$—	$88,140	$458,756
Accumulated impairment losses	(195,767)	—	—	(195,767)
	$174,849	$—	$88,140	$262,989

The carrying value of the goodwill increased due to the goodwill resulting from the December 3, 2012 acquisition of substantially all of the telecommunications infrastructure service subsidiaries of Quanta Services, Inc. The Company's goodwill resides in multiple reporting units. The reporting units and related indefinite-lived intangible assets are tested annually during the fourth fiscal quarter of each year in accordance with ASC Topic 350, Intangibles - Goodwill and Other, in order to determine whether their carrying value exceeds their fair value. The inputs used for fair value measurements of the reporting units and related indefinite-lived intangible assets are the lowest level (Level 3) inputs.

The profitability of individual reporting units may periodically suffer from downturns in customer demand and other factors resulting from the cyclical nature of the Company's business, the high level of competition existing within the Company's industry, the concentration of the Company's revenues from a limited number of customers, and the level of overall economic activity. During times of slowing economic conditions, the Company's customers may reduce capital expenditures and defer or cancel pending projects. Individual reporting units may be relatively more impacted by these factors than the Company as a whole. As a result, demand for the services of one or more of the Company's reporting units could decline resulting in an impairment of goodwill or intangible assets.

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

As of January 26, 2013, the Company believes the goodwill and the indefinite-lived intangible asset is recoverable for all of the reporting units; however, there can be no assurances that goodwill and the indefinite-lived intangible asset will not be impaired in future periods.

Intangible Assets

The Company's intangible assets consist of the following:

	Weighted Average Remaining Useful Lives	January 26, 2013	July 28, 2012
	(Years)	(Dollars in thousands)
Carrying amount:
Customer relationships	12.7	$160,645	$89,145
Contract backlog	2.7	14,410	—
Trade names	5.5	8,025	2,860
UtiliQuest trade name	—	4,700	4,700
Non-compete agreements	2.9	150	150
		187,930	96,855
Accumulated amortization:
Customer relationships		50,019	45,852
Contract backlog		2,087	—
Trade names		1,455	1,182
Non-compete agreements		63	48
Net Intangible Assets		$134,306	$49,773

Amortization for the Company's intangible assets of customer relationships and contract backlog is recognized on an accelerated basis related to the expected economic benefit. As a result, the weighted average remaining useful lives for these intangible assets is not representative of the average period in which the amortization expense will be recognized. Amortization for the Company's other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible assets.

The carrying amount of customer relationships, contract backlog, and trade names increased $71.5 million, $14.4 million, and $5.2 million, respectively, during fiscal 2013 as a result of the preliminary allocation of the purchase price of the Acquired Subsidiaries. The acquired customer relationships, contract backlog, and trade names have been assigned a preliminary estimated useful life of 15 years, 1-4 years (based on remaining contract values), and 5 years, respectively. Amortization expense for finite-lived intangible assets for the three months ended January 26, 2013 and January 28, 2012 was $5.0 million and $1.6 million, respectively. Amortization expense for finite-lived intangible assets for the six months ended January 26, 2013 and January 28, 2012 was $6.5 million and $3.3 million, respectively.

Estimated total amortization expense for the remainder of fiscal 2013 and each of the five succeeding fiscal years is as follows (including amortization for the newly acquired subsidiaries based on the preliminary purchase allocation as of January 26, 2013):

Period	Amount
(Dollars in thousands)
Six months ending July 27, 2013	$14,220
Fiscal 2014	$18,080
Fiscal 2015	$15,222
Fiscal 2016	$14,373
Fiscal 2017	$13,106
Fiscal 2018	$10,794
Thereafter	$43,811

As of January 26, 2013, the Company believes that the carrying amounts of the intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

8. Accrued Insurance Claims

The Company retains the risk of loss, up to certain limits, for claims relating to automobile liability, general liability (including locate damages), workers’ compensation, and employee group health. With regard to losses occurring in fiscal 2013, the Company has retained the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability and workers’ compensation. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in three states in which the Company participates in a state-sponsored insurance fund. Aggregate stop loss coverage for automobile liability, general liability and workers’ compensation claims increased to $52.5 million from $41.8 million for fiscal 2013 as a result of additional coverage obtained on the Acquired Subsidiaries. In connection with the acquisition of the Acquired Subsidiaries, Quanta Services, Inc. has agreed to retain the risk of loss for insured claims of the Acquired Subsidiaries outstanding, or arising out of events, facts or circumstances existing, as of the closing date of the acquisition.

For losses under the Company's employee health plan, the Company is party to a stop-loss agreement under which it retains the risk of loss, on an annual basis, of the first $250,000 of claims per participant. In addition, the Company retains the risk of loss for the first $550,000 of claim amounts that aggregate across all health plan participants that exceed $250,000.

Accrued insurance claims consist of the following:

	January 26, 2013	July 28, 2012
	(Dollars in thousands)
Amounts expected to be paid within one year:
Accrued auto, general liability and workers' compensation	$17,017	$16,514
Accrued employee group health	3,901	2,867
Accrued damage claims	5,395	5,837
	26,313	25,218
Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers' compensation	21,502	21,423
Accrued damage claims	2,191	2,168
	23,693	23,591
Total accrued insurance claims	$50,006	$48,809

9. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	January 26, 2013	July 28, 2012
	(Dollars in thousands)
Accrued payroll and related taxes	$19,529	$19,248
Accrued employee benefit and incentive plan costs	17,001	12,488
Accrued construction costs	16,949	11,515
Accrued interest and related bank fees	990	—
Other current liabilities	15,490	7,675
Total other accrued liabilities	$69,959	$50,926

Included in accrued employee benefit and incentive plan costs at January 26, 2013 is $9.2 million of acquired accrued bonus costs from the Acquired Subsidiaries that will be paid in the third quarter of fiscal 2013. Additionally, other current liabilities at January 26, 2013 includes $4.7 million for the remaining purchase price for the Acquired Subsidiaries expected to be paid during the third quarter of fiscal 2013.

10. Debt

The Company’s outstanding indebtedness consists of the following:

	January 26, 2013	July 28, 2012
	(Dollars in thousands)
Borrowings on Senior Credit Agreement (matures December 2017)	$20,000	$—
Senior Credit Agreement Term Loan	125,000	—
7.125% senior subordinated notes due 2021	277,500	187,500
Long-term debt premium on 7.125% senior subordinated notes due 2021	3,783	—
Capital leases	—	74
	426,283	187,574
Less: current portion	(6,250)	(74)
Long-term debt	$420,033	$187,500

Senior Subordinated Notes Due 2021

On July 28, 2012, Dycom Investments, Inc. (the “Issuer”), a wholly-owned subsidiary of the Company, had outstanding an aggregate principal amount of $187.5 million of 7.125% senior subordinated notes due 2021 that were issued under an indenture governing the notes dated January 21, 2011 (the "Indenture"). On December 12, 2012, an additional $90.0 million in aggregate principal amount of 7.125% senior subordinated notes due 2021 were issued under the Indenture at 104.25% of the principal amount. The resulting debt premium of $3.8 million will be amortized to interest expense over the remaining term of the notes. The net proceeds of this issuance were used to repay a portion of the borrowings under the Company's new credit facility. Holders of all $277.5 million aggregate principal amount of the senior subordinated notes (the "2021 Notes") will vote as one series under the Indenture.

The 2021 Notes are guaranteed by Dycom and substantially all of the Company's subsidiaries. The Indenture contains covenants that limit, among other things, the ability of the Company and its subsidiaries to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of the Company's subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of its assets.

The Company determined that the fair value of the 2021 Notes as of January 26, 2013 was $299.9 million as compared to their carrying value of $281.3 million As of July 28, 2012, the fair value of the 2021 Notes was $192.0 million as compared to their carrying value of $187.5 million.

Senior Credit Agreement

On December 3, 2012 Dycom Industries, Inc. and certain of its subsidiaries entered into a new, five-year credit agreement (the "Credit Agreement") with various lenders. The Credit Agreement matures in December 2017 and provides for a $125 million term loan (the "Term Loan") and a $275 million revolving facility. The Credit Agreement contains a sublimit of $150 million for the issuance of letters of credit. Subject to certain conditions, the Credit Agreement provides for the ability to enter into one or more incremental facilities, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans, in an aggregate amount not to exceed $100 million. Borrowings under the Credit Agreement can be used to refinance certain indebtedness, to provide general working capital, and for other general corporate purposes. The Company used borrowings under the Credit Agreement to finance a portion of the purchase price of the Acquired Subsidiaries.

The Credit Agreement replaces Dycom's prior credit agreement, dated as of June 4, 2010 (the “Prior Credit Agreement”), which was due to expire in June 2015.  At the time of termination, there were no outstanding borrowings and all outstanding letters of credit were transferred to the Credit Agreement. Dycom did not incur any material early termination penalties in connection with the termination of the Prior Credit Agreement. The Company recognized $0.3 million in write-off of deferred financing costs during the three months ended January 26, 2013 in connection with the replacement of the Prior Credit Agreement.

Borrowings under the Credit Agreement (other than Swingline Loans (as defined in the Credit Agreement)) bear interest at a rate equal to either (a) the administrative agent's base rate, described in the Credit Agreement as the highest of (i) the administrative agent's prime rate, (ii) the Federal Funds Rate plus 0.50%, and (iii) a floating rate of interest equal to one month LIBOR plus 1.00%, or (b) the Eurodollar Rate, plus, in each case, an applicable margin based upon Dycom's consolidated leverage ratio. Swingline loans bear interest at a rate equal to the administrative agent's base rate plus a margin based upon Dycom's consolidated leverage ratio. Until the delivery of an initial compliance certificate, borrowings are eligible for a margin of 1.0% for borrowings based on the administrative agent's base rate and 2.0% for borrowings based on the Eurodollar Rate. The payments under the Credit Agreement are guaranteed by substantially all of Dycom's subsidiaries and secured by the stock of each wholly-owned, domestic subsidiary (subject to specified exceptions). The Company incurs fees under the Credit Agreement for the unutilized commitments at rates that range from 0.25% to 0.40% per annum, fees for outstanding standby letters of credit at rates that range from 1.50% to 2.25% per annum and fees for outstanding commercial letters of credit at rates that range from 0.75% to 1.125% per annum, in each case based on the Company's consolidated leverage ratio. As of January 26, 2013, outstanding borrowings under the Credit Agreement (including the Term Loan) were at a rate per annum of 2.21% and unutilized commitments and outstanding standby letters of credit were at rates per annum of 0.35% and 2.0%, respectively.

The Term Loan is subject to annual amortization payable in equal quarterly installments of principal, with the first installment due and payable on March 31, 2013. The scheduled annual amortization is as follows: 5.0%, or $6.3 million, in year one of the term loan; 7.5%, or $9.4 million, in year two; 10.0%, or $12.5 million, in year three; 12.5%, or $15.6 million, in year four; and 11.3%, or $14.1 million, in year five. Any remaining principal amounts outstanding are due in full on the maturity date.

The Credit Agreement contains affirmative and negative covenants which are customary for similar credit agreements, including, without limitation, limitations on Dycom and its subsidiaries with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, disposition of assets, sale-leaseback transactions, transactions with affiliates and capital expenditures. The Credit Agreement contains financial covenants which require Dycom to (i) maintain a consolidated leverage ratio of not greater than (1) 3.50 to 1.00 for fiscal quarters ending January 26, 2013 through April 26, 2014, (2) 3.25 to 1.00 for fiscal quarters ending July 26, 2014 through April 25, 2015 and (3) 3.00 to 1.00 for fiscal quarters ending July 25, 2015 and each fiscal quarter thereafter, as measured on a trailing four quarter basis at the end of each fiscal quarter, and (ii) maintain a consolidated interest coverage ratio of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter.

Contractual maturities on the Company's outstanding indebtedness (excluding issue premium) during each of the five years subsequent to January 26, 2013 are as follows:

Period	Amount
(Dollars in thousands)
Year 1	$6,250
Year 2	$9,375
Year 3	$12,500
Year 4	$15,625
Year 5	$101,250
Thereafter	$277,500

On January 26, 2013 and July 28, 2012, the Company had $44.1 million and $38.5 million, respectively, of outstanding letters of credit issued under the Credit Agreement and Prior Credit Agreement, respectively. The outstanding letters of credit are issued as part of the Company's insurance program. At January 26, 2013 and July 28, 2012, the Company was in compliance with the financial covenants and had additional borrowing availability of $210.9 million and $186.5 million, respectively, as determined by the most restrictive covenants of the applicable agreement.

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

The Company files income tax returns in the U.S. federal jurisdiction, multiple state jurisdictions and in Canada. With limited exceptions, the Company is no longer subject to U.S. federal and most state and local income tax examinations for fiscal years ended 2008 and prior. During fiscal 2012 the Company was notified by the Internal Revenue Service that its federal income tax return for a recent period was selected for examination. The Company believes its provision for income taxes is adequate; however, any significant assessment could affect the Company’s results of operations and cash flows.

As of both January 26, 2013 and July 28, 2012, the Company had total unrecognized tax benefits of $2.2 million which would reduce the Company’s effective tax rate during future periods if it is subsequently determined that those liabilities were not required. The Company had approximately $0.6 million for the payment of interest and penalties accrued at both January 26, 2013 and July 28, 2012. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. Interest expense related to unrecognized tax benefits was immaterial for each of the three and six months ended January 26, 2013 and January 28, 2012.

12. Other Income, Net

The components of other income, net, are as follows:

	For the Three Months Ended		For the Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
	(Dollars in thousands)
Gain on sale of fixed assets	$826	$2,220	$2,407	$5,139
Miscellaneous income (expense), net	(77)	137	(44)	178
Write-off of deferred financing costs	(321)	—	(321)	—
Total other income, net	$428	$2,357	$2,042	$5,317

The Company recognized $0.3 million in write-off of deferred financing costs during the three months ended January 26, 2013 in connection with the replacement of its Prior Credit Agreement. See Note 10, Debt, for further information regarding the Company's debt financing.

13. Capital Stock

On March 15, 2012, the Board of Directors authorized $40.0 million to repurchase shares of the Company’s outstanding common stock to be made over eighteen months in open market or private transactions. During fiscal 2011, fiscal 2012 and for the quarter ended October 27, 2012, the Company made the following repurchases under its current and previously authorized share repurchase programs:

Period	Number of Shares Repurchased	Total Consideration (Dollars in thousands)	Average Price Per Share
Fiscal 2011	5,389,500	$64,548	$11.98
Fiscal 2012	597,700	$12,960	$21.68
Quarter Ended October 27, 2012	1,047,000	$15,203	$14.52

All shares repurchased have been subsequently cancelled. No shares were repurchased during the second quarter of fiscal 2013. As of January 26, 2013, approximately $22.8 million remained authorized for repurchases through September 15, 2013.

14. Stock-Based Awards

The Company has certain stock-based compensation plans which provide for the grants of stock options, time based restricted share units (“RSUs”), and performance based restricted share units (“Performance RSUs”).

On November 20, 2012, the shareholders of the Company approved the Dycom Industries, Inc. 2012 Long-Term Incentive Plan (the "2012 Plan"). The 2012 Plan authorizes 3,000,000 shares of common stock for grants of stock options, RSUs and Performance RSUs to key employees and officers of the Company. No new awards will be made under the Company's previous 2003 Long-Term Incentive Plan. As of January 26, 2013, the number of shares available for grant under the 2012 Plan was 1,845,244.

Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the condensed consolidated statements of operations. Stock-based compensation expense and the related tax benefit recognized related to stock options and restricted share units during the three and six months ended January 26, 2013 and January 28, 2012 were as follows:

	For the Three Months Ended		For the Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
	(Dollars in thousands)
Stock-based compensation	$2,496	$1,642	$4,762	$2,968
Tax benefit recognized	$(1,063)	$(729)	$(1,827)	$(1,101)

As of January 26, 2013, unrecognized compensation expense related to stock options, RSUs and target Performance RSUs was $7.1 million, $7.7 million and $10.9 million, respectively. The Company may recognize an additional $12.2 million in compensation expense related to Performance RSUs if the maximum amount of restricted share units are earned based on certain performance goals being met. Any compensation expense previously recognized with respect to Performance RSUs will be reversed to the extent the performance goals are not met. Unrecognized compensation expense related to stock options, RSUs and Performance RSUs will be recognized over a weighted-average period of 2.4, 3.4 and 1.7 years, respectively, which is the weighted average remaining contractual term for RSUs and Performance RSUs.

 Stock Options - The following table summarizes stock option award activity during the six months ended January 26, 2013:

	Stock Options
	Shares	Weighted Average Exercise Price

Outstanding as of July 28, 2012	3,298,747	$17.08
Granted	144,155	$18.47
Options exercised	(276,106)	$10.47
Forfeited or cancelled	(108,545)	$23.86
Outstanding as of January 26, 2013	3,058,251	$17.51

Exercisable options as of January 26, 2013	2,161,871	$19.00

RSUs and Performance RSUs - The following table summarizes RSU and Performance RSU activity during the six months ended January 26, 2013:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price

Outstanding as of July 28, 2012	222,760	$14.49	774,264	$18.76
Granted	327,603	$18.36	831,390	$18.08
Share units vested	(88,619)	$12.79	(137,432)	$18.23
Forfeited or cancelled	(4,281)	$10.14	(149,854)	$18.34
Outstanding as of January 26, 2013	457,463	$17.60	1,318,368	$18.44

Included in the RSU shares granted during the six months ended January 26, 2013 was approximately 219,000 shares at an average grant price of $18.29 to employees of the Acquired Subsidiaries as of the date of acquisition. The Performance RSUs in the above table represent the maximum number of awards that could vest, which is two hundred percent of the target awards. Accordingly, the target amount of Performance RSUs outstanding as of January 26, 2013 was 659,184. During the six months ended January 26, 2013, 137,432 Performance RSUs outstanding as of July 28, 2012 were cancelled due to certain fiscal 2012 performance criteria not being met.

15. Related Party Transactions

The Company leases administrative offices from entities related to officers of certain of the Company’s subsidiaries. The total expense under these arrangements was $0.4 million for each of the three months ended January 26, 2013 and January 28, 2012, and $0.8 million for each of the six months ended January 26, 2013 and January 28, 2012. Additionally, there was a minimal amount paid in subcontracting services to entities related to officers of certain of the Company’s subsidiaries during the three and six months ended January 26, 2013 and January 28, 2012.

16. Commitments and Contingencies

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

Employee Benefit Plans

Certain of the Company's subsidiaries, including the Acquired Subsidiaries, participate in multiemployer benefit pension plans under the terms of collective-bargaining agreements. The Company's contributions were $0.8 million and $1.8 million during the three and six months ended January 26, 2013, respectively.
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

Performance Bonds and Guarantees

The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of January 26, 2013, the Company had $432.8 million of outstanding performance and other surety contract bonds. The estimated cost to complete projects secured by the Company's outstanding performance and other surety contract bonds was approximately $149.3 million as of January 26, 2013. No events have occurred in which the customers have exercised their rights under the bonds.

The Company has periodically guaranteed certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit

The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize the Company’s obligations to its insurance carriers in connection with the settlement of potential claims. As of January 26, 2013 and July 28, 2012, the Company had $44.1 million and $38.5 million, respectively, of outstanding standby letters of credit issued under the Credit Agreement.

17. Concentration of Credit Risk

The Company’s customer base is highly concentrated. The top five customers accounted for approximately 58.2% and 59.1% of its total revenues for the six months ended January 26, 2013 and January 28, 2012, respectively. CenturyLink, Inc. (“CenturyLink”), AT&T Inc. (“AT&T”), Comcast Corporation (“Comcast”), and Verizon Communications, Inc. ("Verizon") represent a significant portion of the Company’s customer base and each were over 10% of total revenue during the three or six months ended January 26, 2013 or January 28, 2012 as reflected in the following table:

	For the Three Months Ended		For the Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
CenturyLink	14.7%	14.5%	14.2%	13.9%
AT&T	13.6%	13.5%	13.5%	14.4%
Comcast	11.0%	12.5%	11.8%	12.7%
Verizon	9.1%	9.9%	9.6%	11.0%

The Company believes that none of its significant customers were experiencing financial difficulties that would materially impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of January 26, 2013. Customers representing 10% or more of combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings as of January 26, 2013 or July 28, 2012 had the following outstanding balances and the related percentage of the Company’s total outstanding balances:

	January 26, 2013		July 28, 2012
	Amount	% of Total	Amount	% of Total
		(Dollars in millions)
Windstream Corporation	$54.0	14.3%	$35.4	13.2%
CenturyLink	$48.1	12.8%	$47.6	17.7%
Verizon	$26.6	7.1%	$30.5	11.3%

18. Supplemental Condensed Consolidating Financial Statements

As of January 26, 2013, the outstanding aggregate principal amount of the Company’s 2021 Notes was $277.5 million, comprised of $187.5 million and $90.0 million in principal amount issued in fiscal 2011 and the second quarter of fiscal 2013, respectively. The 2021 Notes were issued by Dycom Investments, Inc., a wholly-owned subsidiary of the Company. See Note 10, Debt, for further information regarding the Company's debt financing. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. (“Parent”) on a parent only basis, (ii) Dycom Investments, Inc. ("the Issuer"), (iii) the guarantor subsidiaries for the 2021 Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The condensed consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. Intercompany charges (income) between the Parent and subsidiaries are recognized in the condensed consolidating financial statements during the period incurred and the settlement of intercompany balances is reflected in the condensed consolidating statement of cash flows based on the nature of the underlying transactions.

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) JANUARY 26, 2013

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$21,528	$1,062	$—	$22,590
Accounts receivable, net	—	—	226,569	844	—	227,413
Costs and estimated earnings in excess of billings	—	—	147,537	965	—	148,502
Inventories	—	—	34,909	—	—	34,909
Deferred tax assets, net	2,604	—	13,161	69	(412)	15,422
Income taxes receivable	6,925	—	—	—	—	6,925
Other current assets	7,258	39	6,038	588	—	13,923
Total current assets	16,787	39	449,742	3,528	(412)	469,684

PROPERTY AND EQUIPMENT, NET	12,850	—	158,945	15,447	—	187,242
GOODWILL	—	—	262,989	—	—	262,989
INTANGIBLE ASSETS, NET	—	—	134,306	—	—	134,306
DEFERRED TAX ASSETS, NET NON-CURRENT	—	65	5,531	815	(6,411)	—
INVESTMENT IN SUBSIDIARIES	747,775	1,441,693	—	—	(2,189,468)	—
INTERCOMPANY RECEIVABLES	—	—	650,826	—	(650,826)	—
OTHER	9,232	6,503	2,698	155	—	18,588
TOTAL NON-CURRENT ASSETS	769,857	1,448,261	1,215,295	16,417	(2,846,705)	603,125
TOTAL ASSETS	$786,644	$1,448,300	$1,665,037	$19,945	$(2,847,117)	$1,072,809

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,715	$—	$58,619	$1,832	$—	$64,166
Current portion of debt	6,250	—	—	—	—	6,250
Billings in excess of costs and estimated earnings	—	—	11,386	—	—	11,386
Accrued insurance claims	587	—	25,625	101	—	26,313
Deferred tax liabilities	—	248	86	78	(412)	—
Other accrued liabilities	5,471	1,055	62,647	786	—	69,959
Total current liabilities	16,023	1,303	158,363	2,797	(412)	178,074

LONG-TERM DEBT	138,750	281,283	—	—	—	420,033
ACCRUED INSURANCE CLAIMS	719	—	22,873	101	—	23,693
DEFERRED TAX LIABILITIES, NET NON-CURRENT	908	—	52,355	1,248	(6,411)	48,100
INTERCOMPANY PAYABLES	228,940	417,939	—	3,947	(650,826)	—
OTHER LIABILITIES	2,932	—	1,603	2	—	4,537
Total liabilities	388,272	700,525	235,194	8,095	(657,649)	674,437
Total stockholders' equity	398,372	747,775	1,429,843	11,850	(2,189,468)	398,372
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$786,644	$1,448,300	$1,665,037	$19,945	$(2,847,117)	$1,072,809

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET JULY 28, 2012

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$51,563	$1,018	$—	$52,581
Accounts receivable, net	—	—	140,426	1,362	—	141,788
Costs and estimated earnings in excess of billings	—	—	125,869	1,452	—	127,321
Inventories	—	—	26,274	—	—	26,274
Deferred tax assets, net	2,390	—	13,566	80	(403)	15,633
Income taxes receivable	4,884	—	—	—	—	4,884
Other current assets	2,211	10	5,458	787	—	8,466
Total current assets	9,485	10	363,156	4,699	(403)	376,947

PROPERTY AND EQUIPMENT, NET	9,671	—	133,145	15,431	—	158,247
GOODWILL	—	—	174,849	—	—	174,849
INTANGIBLE ASSETS, NET	—	—	49,773	—	—	49,773
DEFERRED TAX ASSETS, NET NON-CURRENT	—	65	9,341	1,085	(10,491)	—
INVESTMENT IN SUBSIDIARIES	734,451	1,425,451	—	—	(2,159,902)	—
INTERCOMPANY RECEIVABLES	—	—	860,758	54	(860,812)	—
OTHER	6,075	4,338	1,731	233	—	12,377
TOTAL NON-CURRENT ASSETS	750,197	1,429,854	1,229,597	16,803	(3,031,205)	395,246
TOTAL ASSETS	$759,682	$1,429,864	$1,592,753	$21,502	$(3,031,608)	$772,193

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,785	$—	$33,441	$597	$—	$36,823
Current portion of debt	—	—	74	—	—	74
Billings in excess of costs and estimated earnings	—	—	1,522	—	—	1,522
Accrued insurance claims	588	—	24,551	79	—	25,218
Deferred tax liabilities	—	249	84	70	(403)	—
Other accrued liabilities	5,054	565	43,772	1,535	—	50,926
Total current liabilities	8,427	814	103,444	2,281	(403)	114,563

LONG-TERM DEBT	—	187,500	—	—	—	187,500
ACCRUED INSURANCE CLAIMS	708	—	22,815	68	—	23,591
DEFERRED TAX LIABILITIES, NET NON-CURRENT	1,020	—	57,140	1,868	(10,491)	49,537
INTERCOMPANY PAYABLES	353,713	507,099	—	—	(860,812)	—
OTHER LIABILITIES	2,883	—	1,185	3	—	4,071
Total liabilities	366,751	695,413	184,584	4,220	(871,706)	379,262
Total stockholders' equity	392,931	734,451	1,408,169	17,282	(2,159,902)	392,931
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$759,682	$1,429,864	$1,592,753	$21,502	$(3,031,608)	$772,193

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED JANUARY 26, 2013

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract Revenues	$—	$—	$366,797	$2,529	$—	$369,326

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	299,106	2,410	—	301,516
General and administrative	14,900	148	21,279	2,500	—	38,827
Depreciation and amortization	639	—	18,969	1,211	—	20,819
Intercompany charges (income), net	(17,380)	—	17,718	(338)	—	—
Total	(1,841)	148	357,072	5,783	—	361,162

Interest expense, net	(1,523)	(4,224)	(1)	—	—	(5,748)
Other income, net	(318)	—	756	(10)	—	428

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	(4,372)	10,480	(3,264)	—	2,844

PROVISION (BENEFIT) FOR INCOME TAXES	—	(1,808)	4,540	(1,351)	—	1,381

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(2,564)	5,940	(1,913)	—	1,463

EQUITY IN EARNINGS OF SUBSIDIARIES	1,463	4,027	—	—	(5,490)	—

NET INCOME (LOSS)	$1,463	$1,463	$5,940	$(1,913)	$(5,490)	$1,463

Foreign currency translation gain	11	11	—	11	(22)	11
COMPREHENSIVE INCOME (LOSS)	$1,474	$1,474	$5,940	$(1,902)	$(5,512)	$1,474

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE SIX MONTHS ENDED JANUARY 26, 2013

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract Revenues	$—	$—	$685,822	$6,791	$—	$692,613

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	552,650	5,932	—	558,582
General and administrative	23,309	295	38,895	5,153	—	67,652
Depreciation and amortization	1,380	—	32,255	2,495	—	36,130
Intercompany charges (income), net	(27,306)	—	27,990	(684)	—	—
Total	(2,617)	295	651,790	12,896	—	662,364

Interest expense, net	(2,299)	(7,644)	(3)	—	—	(9,946)
Other income, net	(318)	—	2,321	39	—	2,042

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	(7,939)	36,350	(6,066)	—	22,345

PROVISION (BENEFIT) FOR INCOME TAXES	—	(3,205)	14,676	(2,449)	—	9,022

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(4,734)	21,674	(3,617)	—	13,323

EQUITY IN EARNINGS OF SUBSIDIARIES	13,323	18,057	—	—	(31,380)	—

NET INCOME (LOSS)	$13,323	$13,323	$21,674	$(3,617)	$(31,380)	$13,323

Foreign currency translation gain	13	13	—	13	(26)	13
COMPREHENSIVE INCOME (LOSS)	$13,336	$13,336	$21,674	$(3,604)	$(31,406)	$13,336

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED JANUARY 28, 2012

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$264,275	$3,132	$—	$267,407

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	217,730	2,509	—	220,239
General and administrative	6,171	148	15,429	2,527	—	24,275
Depreciation and amortization	768	—	13,692	1,068	—	15,528
Intercompany charges (income), net	(7,701)	—	7,548	153	—	—
Total	(762)	148	254,399	6,257	—	260,042

Interest income (expense), net	(768)	(3,413)	4	—	—	(4,177)
Other income (expense), net	6	—	2,352	(1)	—	2,357

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	(3,561)	12,232	(3,126)	—	5,545

PROVISION (BENEFIT) FOR INCOME TAXES	—	(1,392)	4,675	(1,223)	—	2,060

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(2,169)	7,557	(1,903)	—	3,485

EQUITY IN EARNINGS OF SUBSIDIARIES	3,485	5,654	—	—	(9,139)	—

NET INCOME (LOSS)	$3,485	$3,485	$7,557	$(1,903)	$(9,139)	$3,485

Foreign currency translation loss	(58)	(58)	—	(58)	116	(58)
COMPREHENSIVE INCOME (LOSS)	$3,427	$3,427	$7,557	$(1,961)	$(9,023)	$3,427

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE SIX MONTHS ENDED JANUARY 28, 2012

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$578,092	$8,889	$—	$586,981

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	468,623	6,803	—	475,426
General and administrative	12,578	295	31,832	4,928	—	49,633
Depreciation and amortization	1,556	—	27,552	2,390	(12)	31,486
Intercompany charges (income), net	(15,666)	—	15,044	622	—	—
Total	(1,532)	295	543,051	14,743	(12)	556,545

Interest income (expense), net	(1,538)	(6,827)	15	—	—	(8,350)
Other income (expense), net	6	—	5,413	(102)	—	5,317

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	(7,122)	40,469	(5,956)	12	27,403

PROVISION (BENEFIT) FOR INCOME TAXES	—	(2,832)	16,151	(2,367)	—	10,952

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(4,290)	24,318	(3,589)	12	16,451

EQUITY IN EARNINGS OF SUBSIDIARIES	16,451	20,741	—	—	(37,192)	—

NET INCOME (LOSS)	$16,451	$16,451	$24,318	$(3,589)	$(37,180)	$16,451

Foreign currency translation loss	(144)	(144)	—	(144)	288	(144)
COMPREHENSIVE INCOME (LOSS)	$16,307	$16,307	$24,318	$(3,733)	$(36,892)	$16,307

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED JANUARY 26, 2013

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(832)	$(4,200)	$96,059	$214	$—	$91,241

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(314,771)	—	—	(314,771)
Capital Expenditures	(4,508)	—	(22,275)	(2,246)	—	(29,029)
Proceed from sale of assets	—	—	2,798	47	—	2,845
Return of capital from (investment in) subsidiaries	—	1,816	—	—	(1,816)	—
Changes in restricted cash	(31)	—	—	—	—	(31)
Net cash used in )provided by) investing activities	(4,539)	1,816	(334,248)	(2,199)	(1,816)	(340,986)

Cash flows from financing activities:
Proceeds from issuance of 7.125% senior subordinated notes due 2021, (including $3.8 million premium)	—	93,825	—	—	—	93,825
Proceeds from borrowings on Senior Credit Agreement	180,500	—	—	—	—	180,500
Proceeds from Term Loan on Senior Credit Agreement	125,000	—	—	—	—	125,000
Principal payments on Senior Credit Agreement	(160,500)	—	—	—	—	(160,500)
Debt issuance costs	(4,128)	(2,281)	—	—	—	(6,409)
Repurchases of common stock	(15,203)	—	—	—	—	(15,203)
Exercise of stock options and other	2,890	—	—	—	—	2,890
Restricted stock tax withholdings	(885)	—	—	—	—	(885)
Excess tax benefit from share-based awards	610	—	—	—	—	610
Principal payments on capital lease obligations	—	—	(74)	—	—	(74)
Intercompany funding	(122,913)	(89,160)	208,228	2,029	1,816	—
Net cash provided by (used in) financing activities	5,371	2,384	208,154	2,029	1,816	219,754

Net increase (decrease) in cash and equivalents	—	—	(30,035)	44	—	(29,991)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	51,563	1,018	—	52,581

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$21,528	$1,062	$—	$22,590

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED JANUARY 28, 2012

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(1,992)	$(4,490)	$78,123	$(790)	$—	$70,851

Cash flows from investing activities:
Capital expenditures	(1,723)	—	(39,406)	(2,309)	—	(43,438)
Proceeds from sale of assets	—	—	8,908	34	—	8,942
Changes in restricted cash	550	—	—	—	—	550
Capital contributions to subsidiaries	—	6,501	—	—	(6,501)	—
Net cash provided by (used in) investing activities	(1,173)	6,501	(30,498)	(2,275)	(6,501)	(33,946)

Cash flows from financing activities:
Principal payments on capital lease obligations	—	—	(140)	—	—	(140)
Exercise of stock options and other	4,013	—	—	—	—	4,013
Restricted stock tax withholdings	(328)	—	—	—	—	(328)
Excess tax benefit from share-based awards	979	—	—	—	—	979
Intercompany funding	(1,499)	(2,011)	(6,780)	3,789	6,501	—
Net cash provided by (used in) financing activities	3,165	(2,011)	(6,920)	3,789	6,501	4,524

Net increase in cash and equivalents	—	—	40,705	724	—	41,429

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	44,608	158	—	44,766

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$85,313	$882	$—	$86,195

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

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, including any documents incorporated by reference or deemed to be incorporated by reference herein, contains “forward-looking statements,” which are statements relating to future events, future financial performance, strategies, expectations, and competitive environment. Words such as “outlook,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “forecast,” “may,” “should,” “could,” “project” and similar expressions, as well as statements in future tense, identify forward-looking statements.

You should not read forward-looking statements as a guarantee of future performance or results. They will not necessarily be accurate indications of whether or at what time such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management's good faith belief at that time with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	anticipated outcomes of contingent events, including litigation;

•	projections of revenues, income or loss, or capital expenditures;

•	whether the carrying value of our assets is impaired;

•	expected benefits and synergies of the businesses acquired in December 2012 and future financial and operating results of, and future opportunities for, the combined businesses;

•	plans for future operations, growth and acquisitions, dispositions, or financial needs;

•	availability of financing;

•	the outcome of our plans for future operations, growth and services, including contract backlog;

•	restrictions imposed by our credit agreement and the indenture governing our senior subordinated notes;

•	the use of our cash flow to service our debt;

•	future economic conditions and trends in the industries we serve;

•	assumptions relating to any of the foregoing;

and other factors discussed within Item 1, Business, Item 1A, Risk Factors, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K, filed with the SEC on September 4, 2012 and risks outlined in our other periodic filings with the SEC. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement. Our forward-looking statements are only made as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to update these forward-looking statements to reflect new information, subsequent events or otherwise.

Acquisitions

On December 3, 2012, we acquired substantially all of the telecommunications infrastructure services subsidiaries (the “Acquired Subsidiaries”) of Quanta Services, Inc. for $275.0 million in cash plus an adjustment estimated to be approximately $41.0 million for working capital received in excess of a target amount and approximately $3.7 million for other specified items. As of January 26, 2013, we had paid approximately $315 million of the purchase price and accrued the remaining amount, estimated at $4.7 million, which is expected to be paid in our third fiscal quarter. The acquisition was funded through a combination of borrowings under a new $400 million credit facility and cash on hand. On December 12, 2012, our wholly-owned subsidiary, Dycom Investments, Inc., issued $90.0 million of 7.125% senior subordinated notes due 2021 (the "2021 Notes") and used the net proceeds to repay approximately $90.0 million of the credit facility borrowings.

During the three and six months ended January 26, 2013, we recognized approximately $5.8 million and $6.5 million of acquisition costs, respectively, which are included within general and administrative expenses in our condensed consolidated statements of operations. We also incurred approximately $0.9 million in integration costs during the second quarter of fiscal 2013 which are also included within general and administrative expense.

The Acquired Subsidiaries provide specialty contracting services, including engineering, construction, maintenance and installation services to telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. Principal business facilities are located in Arizona, California, Florida, Georgia, Minnesota, New York, Pennsylvania, and Washington. On a combined basis, the businesses operate in 49 states serving over 300 individual customers. As of January 26, 2013, the Acquired Subsidiaries employed 2,157 persons. We believe that the acquisition strengthens our customer base, geographic scope and technical services offerings. In addition, it reinforces our rural engineering and construction capabilities, wireless construction resources, and broadband construction competencies. The acquisition also enhances the efficiency of the Company's operating scale.

The purchase price of the Acquired Subsidiaries has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. Purchase price in excess of fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. The purchase price allocation is based on information regarding the fair value of assets acquired and liabilities assumed as of the date of acquisition and is preliminary. We determined the fair values used in the purchase price allocation for intangible assets with the assistance of an independent valuation specialist based on historical data, estimated discounted future cash flows, contract backlog amounts and expected royalty rates for trademarks and trade names among other information. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but at that time was unknown, may become known to us during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill. The allocation of the purchase price is expected to be completed during fiscal 2013 when the valuations for intangible assets, property and equipment and other amounts are finalized. The results of operations from the Acquired Subsidiaries have been included in the condensed consolidated statements of operations since the date of acquisition.

Overview

We are a leading provider of specialty contracting services. These services, which are provided throughout the United States and in Canada, include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. For the six months ended January 26, 2013, the percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 87.1%, 8.7%, and 4.2%, respectively.

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

We recognize revenues under the percentage of completion method of accounting using the units-of-delivery or cost-to-cost measures. A majority of our contracts are based on units-of-delivery and revenue is recognized as each unit is completed. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Revenues from services provided under time and materials based contracts are recognized as the services are performed.

The following table summarizes our revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	For the Three Months Ended		For the Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Multi-year master service agreements	62.3%	70.5%	65.0%	70.5%
Other long-term contracts	12.0	9.7	11.5	9.9
Total long-term contracts	74.3%	80.2%	76.5%	80.4%

The percentage of revenue from long-term contracts varies between periods depending on the mix of work performed under our contracts. During the three and six months ended January 26, 2013, a higher percentage of revenue was performed for services performed under short-term contracts as compared to the same periods in the prior year as a result of increased work performed for certain rural broadband customers and storm restoration services.

A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from those customers who contributed at least 2.5% of our total revenue in the three or six months ended January 26, 2013 or January 28, 2012:

	For the Three Months Ended		For the Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
CenturyLink, Inc.	14.7%	14.5%	14.2%	13.9%
AT&T Inc.	13.6%	13.5%	13.5%	14.4%
Comcast Corporation	11.0%	12.5%	11.8%	12.7%
Verizon Communications Inc.	9.1%	9.9%	9.6%	11.0%
Windstream Corporation	8.8%	7.9%	9.0%	7.1%
Charter Communications, Inc.	6.2%	6.8%	6.4%	6.2%
Time Warner Cable Inc.*	4.3%	4.9%	4.6%	4.9%
Cablevision Systems Corp	3.0%	1.4%	2.2%	1.3%
Frontier Communications Corp	2.7%	0.2%	2.3%	0.2%
Xcel Energy	—%	1.6%	—%	2.6%

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

General and administrative expenses include costs of management personnel and administrative overhead at our subsidiaries, as well as our corporate costs. These costs primarily consist of employee compensation and related expenses, including stock-based compensation, legal, consulting and professional fees, information technology and development costs, provision for or recoveries of bad debt expense, and other costs that are not directly related to the performance of our services under customer contracts. Additionally, during the three and six months ended January 26, 2013, we recognized approximately $5.8 million and $6.5 million of acquisition costs in connection with the acquisition of the Acquired Subsidiaries, respectively, and approximately $0.9 million in integration costs during the second fiscal quarter of 2013 which are included within general and administrative expenses.

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

We grant credit under normal payment terms, generally without collateral, to our customers. These customers primarily consist of telephone companies, cable television multiple system operators and electric and gas utilities. With respect to a portion of the services provided to these customers, we have certain statutory lien rights which may, in certain circumstances, enhance our collection efforts. Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks. These risks may be heightened as a result of economic uncertainty and market volatility. In the past, some of our customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose us to increased risks related to the collectability of amounts due for services performed. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our trade accounts receivable and costs in excess of billings as of January 26, 2013.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported therein and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to recognition of revenue for costs and estimated earnings in excess of billings, the fair value of reporting units for goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, preliminary purchase price allocations of businesses acquired in December 2012, income taxes, accrued insurance claims, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no changes to our critical accounting policies and estimates in the three or six months ended January 26, 2013. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended July 28, 2012 for further information regarding our critical accounting policies and estimates.

Results of Operations

The Company uses a fiscal year ending on the last Saturday in July. On December 3, 2012, we acquired substantially all of the telecommunications infrastructure services subsidiaries of Quanta Services, Inc. The Acquired Subsidiaries have been included in the condensed consolidated statements of operations since the date of acquisition. The following table sets forth, as a percentage of revenues earned, our condensed consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	For the Three Months Ended				For the Six Months Ended
	January 26, 2013		January 28, 2012		January 26, 2013		January 28, 2012
	(Dollars in millions)
Revenues	$369.3	100.0%	$267.4	100.0%	$692.6	100.0%	$587.0	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	301.5	81.6	220.2	82.4	558.6	80.6	475.4	81.0
General and administrative	38.8	10.5	24.3	9.1	67.7	9.8	49.6	8.5
Depreciation and amortization	20.8	5.6	15.5	5.8	36.1	5.2	31.5	5.4
Total	361.2	97.8	260.0	97.2	662.4	95.6	556.5	94.8
Interest expense, net	(5.7)	(1.6)	(4.2)	(1.6)	(9.9)	(1.4)	(8.4)	(1.4)
Other income, net	0.4	0.1	2.4	0.9	2.0	0.3	5.3	0.9
Income before income taxes	2.8	0.8	5.5	2.1	22.3	3.2	27.4	4.7
Provision for income taxes	1.4	0.4	2.1	0.8	9.0	1.3	11.0	1.9
Net income	$1.5	0.4%	$3.5	1.3%	$13.3	1.9%	$16.5	2.8%

Revenues. The following table presents information regarding total revenues by type of customer for the three months ended January 26, 2013 and January 28, 2012 (totals may not add due to rounding):

	For the Three Months Ended
	January 26, 2013		January 28, 2012			%
	Revenue	% of Total	Revenue	% of Total	Increase (decrease)	Increase (decrease)
	(Dollars in millions)
Telecommunications	$324.2	87.8%	$224.1	83.8%	$100.1	44.6%
Underground facility locating	27.6	7.5	29.6	11.1	(2.0)	(6.8)
Electric and gas utilities and other customers	17.5	4.7	13.7	5.1	3.9	28.4
Total contract revenues	$369.3	100.0%	$267.4	100.0%	$101.9	38.1%

Revenues increased $101.9 million, or 38.1%, during the three months ended January 26, 2013 as compared to the three months ended January 28, 2012. Of this increase, $75.9 million was generated by businesses acquired in December 2012.

The following table presents total revenues by type of customer for the three months ended January 26, 2013 and January 28, 2012, excluding the amounts attributed to the businesses acquired.

	For the Three Months Ended
	January 26, 2013	January 28, 2012
	Revenue	Revenue	Increase (decrease)	Increase (decrease)
	(Dollars in millions)
Telecommunications	$255.8	$224.1	$31.7	14.1%
Underground facility locating	27.4	29.6	(2.2)	(7.4)
Electric and gas utilities and other customers	10.2	13.7	(3.5)	(25.6)
	$293.4	$267.4	$26.0	9.7%
Revenues from businesses acquired in December 2012	75.9	—	75.9	*
Total contract revenues	$369.3	$267.4	$101.9	38.1%
* Not meaningful.

Revenues from specialty construction services provided to telecommunications companies, excluding amounts attributed to businesses acquired in December 2012, increased 14.1%, or $31.7 million, to $255.8 million during the three months ended January 26, 2013 compared to $224.1 million during the three months ended January 28, 2012. Of this increase, $16.7 million was revenues from storm restoration services. There were no significant revenues from storm restoration services in the prior year period. Revenues from telecommunication companies increased approximately $12.9 million primarily as a result of services for a significant customer. These services were related to its wireless network and arose from contracts entered into during fiscal 2012. For two leading cable multiple system operators, there was a $5.9 million increase for installation, maintenance and construction services, including services to provision fiber to small and medium businesses as well as network upgrades. Additionally, revenues increased $3.7 million for another cable multiple system operator for underground and cable installation services. Revenues increased $3.5 million for a telephone customer which is expanding and enhancing its broadband services related to rural access lines it acquired and for broadband stimulus initiatives. Additionally, revenues increased $5.5 million for services performed for two leading telecommunication equipment and infrastructure providers. Other telecommunications customers had net decreases in revenue of $16.5 million for the three months ended January 26, 2013, primarily as a result of a decreases in services performed for certain rural telephone customers as compared to the three months ended January 28, 2012.

Revenues from underground facility locating customers, excluding amounts attributed to businesses acquired in December 2012, decreased 7.4% to $27.4 million during the three months ended January 26, 2013 compared to $29.6 million during the three months ended January 28, 2012. The decrease primarily resulted from a contract that ended during the second quarter of fiscal 2012.

Revenues from electric and gas utilities and other construction and maintenance customers, excluding amounts attributed to businesses acquired in December 2012, decreased to $10.2 million during the three months ended January 26, 2013 compared to $13.7 million during the three months ended January 28, 2012. The decrease was primarily attributable to decreases in work performed for several gas companies and electric utilities during the three months ended January 26, 2013 as compared to the prior year period.

The following table presents information regarding total revenues by customer for the six months ended January 26, 2013 and January 28, 2012 (totals may not add due to rounding):

	For the Six Months Ended
	January 26, 2013		January 28, 2012			%
	Revenue	% of Total	Revenue	% of Total	Increase (decrease)	Increase (decrease)
	(Dollars in millions)
Telecommunications	$603.2	87.1%	$488.2	83.2%	$115.0	23.5%
Underground facility locating	60.5	8.7	63.8	10.9	(3.4)	(5.3)
Electric and gas utilities and other customers	29.0	4.2	34.9	5.9	(6.0)	(17.0)
Total contract revenues	$692.6	100.0%	$587.0	100.0%	$105.6	18.0%

Revenues increased $105.6 million, or 18.0%, during the six months ended January 26, 2013 as compared to the six months ended January 28, 2012. Of this increase, $75.9 million was generated by businesses acquired in December 2012.

The following table presents total revenues by type of customer for the six months ended January 26, 2013 and January 28, 2012, excluding the amounts attributed to the businesses acquired.

	For the Six Months Ended
	January 26, 2013	January 28, 2012		%
	Revenue	Revenue	Increase (decrease)	Increase (decrease)
	(Dollars in millions)
Telecommunications	$534.8	$488.2	$46.5	9.5%
Underground facility locating	60.2	63.8	(3.6)	(5.6)
Electric and gas utilities and other customers	21.6	34.9	(13.3)	(38.0)
	$616.7	$587.0	$29.6	5.0%
Revenues from businesses acquired in December 2012	75.9	—	75.9	*
Total contract revenues	$692.6	$587.0	$105.6	18.0%
* Not meaningful.

Revenues from specialty construction services provided to telecommunications companies, excluding amounts attributed to businesses acquired in December 2012, increased 9.5%, or $46.5 million, to $534.8 million during the six months ended January 26, 2013 compared to $488.2 million during the six months ended January 28, 2012. Of this increase, $13.0 million was revenue from storm restoration services. Excluding revenue earned from storm restoration services of $16.7 million and $3.7 million for the six months ended January 26, 2013 and January 28, 2012, respectively, revenues increased $10.6 million for two leading cable multiple system operators for installation, maintenance and construction services, including services to provision fiber to small and medium businesses as well as network upgrades. Revenues increased $8.2 million for another cable multiple system operator for underground fiberoptic and cable installation services. Additionally, revenues increased $9.2 million for a telephone customer from services provided under existing contracts and for broadband stimulus initiatives, $7.8 million for a telephone customer which is expanding and enhancing its broadband services related to rural access lines it acquired and for broadband stimulus initiatives, and $6.7 million for a significant telephone customer primarily as a result of services for its wireless network from contracts entered into during fiscal 2012. These increases were partially offset by a decrease in revenue of $5.7 million for a significant telephone customer as a result of reduced spending in the current period as compared to the prior year period. Other telecommunications customers had net decreases of $3.3 million for the six months ended January 26, 2013 as compared to the six months ended January 28, 2012.

Revenues from underground facility locating customers, excluding amounts attributed to businesses acquired in December 2012, decreased 5.6% to $60.2 million during the six months ended January 26, 2013 compared to $63.8 million during the six months ended January 28, 2012. The decrease primarily resulted from a contract that ended during the second quarter of fiscal 2012.

Revenues from electric and gas utilities and other construction and maintenance customers, excluding amounts attributed to businesses acquired in December 2012, decreased to $21.6 million during the six months ended January 26, 2013 compared to $34.9 million during the six months ended January 28, 2012. The decrease was primarily attributable to decreases in work performed for several gas companies and electric utilities during the six months ended January 26, 2013 as compared to the prior year period.

Costs of Earned Revenues. Costs of earned revenues increased to $301.5 million during the three months ended January 26, 2013 compared to $220.2 million during the three months ended January 28, 2012. The increase was primarily due to a higher level of operations during the three months ended January 26, 2013, including approximately $64.6 million from the operations of the Acquired Subsidiaries since their acquisition on December 3, 2012. The primary components of the total increase was a $61.1 million aggregate increase in direct labor and independent subcontractor costs, a $7.1 million increase in direct material costs, and a $13.1 million increase in other direct costs.

Costs of earned revenues as a percentage of contract revenues decreased 0.7% for the three months ended January 26, 2013 as compared to the three months ended January 28, 2012. Direct material costs as a percentage of total revenue decreased 0.5% primarily as a result of reduced portion of materials provided for customers under contracts during the three months ended

January 26, 2013 as compared to the prior period. Additionally, fuel costs decreased 0.4% as a percentage of total revenue as compared to the same period last year. Components which increased as a percentage of revenue from the same period in the prior year were total labor and subcontractor costs of 0.1% and total other direct costs of 0.1% from the mix of work performed and increased equipment and claims related costs as compared to the same period last year.

Costs of earned revenues increased to $558.6 million during the six months ended January 26, 2013 compared to $475.4 million during the six months ended January 28, 2012. The increase was primarily due to a higher level of operations during the six months ended January 26, 2013, including approximately $64.6 million from the operations of the Acquired Subsidiaries since their acquisition on December 3, 2012. The primary components of the total increase was a $64.6 million aggregate increase in direct labor and independent subcontractor costs, a $6.1 million increase in direct material costs, and a $12.5 million increase in other direct costs.

Costs of earned revenues as a percentage of contract revenues decreased 0.3% for the six months ended January 26, 2013 as compared to the six months ended January 28, 2012. Direct material costs as a percentage of total revenue decreased 0.5% primarily as a result of reduced portion of materials provided for customers under contracts during the six months ended January 26, 2013 as compared to the prior year to date period. Additionally, fuel costs decreased 0.3% as a percentage of total revenue during the six months ended January 26, 2013 as compared to the six months ended January 28, 2012. Components which increased as a percentage of revenue during the six months ended January 26, 2013 as compared to the prior year to date period, were total labor and subcontractor costs of 0.5% as a result of mix of work performed during the six months ended January 26, 2013.

General and Administrative Expenses. General and administrative expenses increased $14.6 million to $38.8 million during the three months ended January 26, 2013 as compared to $24.3 million for the three months ended January 28, 2012.
General and administrative expenses as a percentage of contract revenues were 10.5% and 9.1% for the three months ended January 26, 2013 and January 28, 2012, respectively. The increase in total general and administrative expenses for the three months ended January 26, 2013 resulted primarily from the general and administrative costs of the Acquired Subsidiaries since acquisition and approximately $5.8 million and $0.9 million of acquisition and integration costs, respectively, during the current quarter. Stock-based compensation increased to $2.5 million during the three months ended January 26, 2013 from $1.6 million during the three months ended January 28, 2012. Other increases in general and administrative expenses were increased payroll and incentive expenses as a result of growth of operations and improved operating results.

General and administrative expenses increased $18.0 million to $67.7 million during the six months ended January 26, 2013 as compared to $49.6 million for the six months ended January 28, 2012. General and administrative expenses as a percentage of contract revenues were 9.8% and 8.5% for the six months ended January 26, 2013 and January 28, 2012, respectively. The increase in total general and administrative expenses for the six months ended January 26, 2013 resulted primarily from approximately $6.5 million and $0.9 million of acquisition and integration costs, respectively, during the six months ended January 26, 2013. Stock-based compensation increased to $4.8 million during the six months ended January 26, 2013 from $3.0 million during the six months ended January 28, 2012. Other increases in general and administrative expenses were increased payroll and incentive expenses as a result of growth of operations and improved operating results, and higher professional fees for accounting and legal services.

Depreciation and Amortization. Depreciation and amortization increased to $20.8 million during the three months ended January 26, 2013 from $15.5 million during the three months ended January 28, 2012 and totaled 5.6% and 5.8% as a percentage of contract revenues during the current and prior year quarter, respectively. Depreciation and amortization increased to $36.1 million during the six months ended January 26, 2013 from $31.5 million during the six months ended January 28, 2012 and totaled 5.2% and 5.4% as a percentage of contract revenues during the six months ended January 26, 2013 and January 28, 2012, respectively. The increase in depreciation and amortization expense for both the three and six months ended January 26, 2013 is a result of the addition of fixed assets and amortizing intangibles relating to the Acquired Subsidiaries since acquisition on December 3, 2012. Depreciation and amortization expense of the Acquired Subsidiaries was $2.7 million and $3.4 million, respectively, during both the three and six months ended January 26, 2013. These increases were partially offset by certain fixed assets becoming fully depreciated in fiscal 2012 and 2013.

Interest Expense, Net. Interest expense, net was $5.7 million and $4.2 million during each of the three month periods ended January 26, 2013 and January 28, 2012, respectively. Interest expense, net increased to $9.9 million during the six months ended January 26, 2013 as compared to $8.4 million during the six months ended January 28, 2012. The increase for the three and six month periods ended January 26, 2013 reflects higher debt balances outstanding during the current period primarily related to the financing of the purchase of the Acquired Subsidiaries. The additional debt includes $90.0 million in 7.125% senior subordinated notes due 2021 issued on December 12, 2012, as well as outstanding amounts during the period under our new five-year credit agreement (the "Credit Agreement"). The additional interest cost on incremental debt was partially offset by lower cost of debt related to replacement of our Credit Agreement during the period.

Other Income, Net. Other income decreased to $0.4 million during the three months ended January 26, 2013 from $2.4 million during the three months ended January 28, 2012 and decreased to $2.0 million during the six months ended January 26, 2013 from $5.3 million during the six months ended January 28, 2012. The decreases in other income were primarily a function of the number of assets sold and prices obtained for those assets during the current period. Additionally, during the three and six months ended January 26, 2013, we recognized $0.3 million in write-off of deferred financing costs associated with the replacement of our previous credit facility in December 2012.

Income Taxes. The following table presents our income tax expense and effective income tax rate for the three and six months ended January 26, 2013 and January 28, 2012:

	For the Three Months Ended		For the Six Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
	(Dollars in millions)
Income tax provision	$1.4	$2.1	$9.0	$11.0
Effective income tax rate	48.6%	37.1%	40.4%	40.0%

Our effective income tax rate differs from the statutory rates for the tax jurisdictions where we operate. Variations in our effective income tax rate for the three and six months ended January 26, 2013 and January 28, 2012 are primarily attributable to the impact of non-deductible and non-taxable items, disqualifying dispositions of incentive stock option exercises, and production-related tax credits recognized in relation to our pre-tax results during the period. Non-deductible and non-taxable items will generally have a reduced impact on the effective income tax rate in periods of greater pre-tax results. As of both January 26, 2013 and January 28, 2012, we had total unrecognized tax benefits of approximately $2.2 million which would reduce our effective tax rate during the periods recognized if it is determined that those liabilities are no longer required.

Net Income. Net income was $1.5 million during the three months ended January 26, 2013 as compared to $3.5 million during the three months ended January 28, 2012. Net income was $13.3 million during the six months ended January 26, 2013 as compared to $16.5 million during the six months ended January 28, 2012.

Liquidity and Capital Resources

Capital requirements. Historically, our sources of cash have been operating activities, long-term debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Our working capital needs vary based on our level of operations and generally increase with higher levels of revenue. Our working capital requirements are also impacted by the time it takes to collect our accounts receivable for work performed for customers. Cash and equivalents totaled $22.6 million at January 26, 2013 compared to $52.6 million at July 28, 2012. Working capital (total current assets less total current liabilities) was $291.6 million at January 26, 2013 compared to $262.4 million at July 28, 2012.

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

	For the Three Months Ended
	January 26, 2013	January 28, 2012
	(Dollars in millions)
Net cash flows:
Provided by operating activities	$91.2	$70.9
Used in investing activities	$(341.0)	$(33.9)
Provided by financing activities	$219.8	$4.5

Cash from Operating Activities. During the six months ended January 26, 2013, net cash provided by operating activities was $91.2 million. Significant non-cash items during the six months ended January 26, 2013 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities provided $40.3 million of operating cash flow during the six months ended January 26, 2013. The primary working capital sources of cash flow during the six months ended January 26, 2013 were decreases in accounts receivable and net costs and estimated earnings in excess of billings of $27.5 million and $39.8 million, respectively. Working capital changes that used operating cash flow during the six months ended January 26, 2013 were decreases in accounts payable of $11.9 million and net increases in income tax receivables during the period of $0.9 million due to the timing of payments. Additionally, decreases in other accrued liabilities and accrued insurance claims used $10.5 million of cash flow primarily from amounts paid for annual incentive compensation during October 2012 and net increases in other current and other non-current assets combined used $3.7 million of operating cash flow during the six months ended January 26, 2013.

Based on average daily revenue during the applicable quarter, days sales outstanding calculated for accounts receivable, net was 49 days as of January 26, 2013 compared to 35 days as of January 28, 2012. Days sales outstanding calculated for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, were 30 days as of January 26, 2013 and 28 days as of January 28, 2012. These changes resulted from growth in operations during the three months ended January 26, 2013, the impact of generally higher days sales outstanding for the Acquired Subsidiaries and other changes in customer mix compared to fiscal 2012. We believe that none of our major customers were experiencing financial difficulties which would materially affect our cash flows or liquidity as of January 26, 2013.

During the six months ended January 28, 2012, net cash provided by operating activities was $70.9 million. Non-cash items during the six months ended January 28, 2012 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities provided $21.9 million of operating cash flow during the six months ended January 28, 2012. Working capital changes that increased operating cash flow during the six months ended January 28, 2012 were decreases in accounts receivable and net costs and estimated earnings in excess of billings of $35.3 million and $7.9 million, respectively. Other items increasing working capital were income tax receivables of $5.3 million used during the period. Working capital changes that used operating cash flow during the six months ended January 28, 2012 were net increases in other current and other non-current assets combined of $13.7 million, primarily for higher levels of inventory and for other prepaid costs during the six months ended January 28, 2012. Other uses of working capital included decreases in accounts payable of $0.8 million due to the timing of payments and decreases in other accrued liabilities and accrued insurance claims of $12.2 million. These decreases were primarily attributable to amounts paid for annual incentive compensation during October 2011 and the timing of payments made on our accrued construction and other costs.

Cash Used in Investing Activities. During the six months ended January 26, 2013 and January 28, 2012, net cash used in investing activities was $341.0 million and $33.9 million, respectively. During the six months ended January 26, 2013 we paid $314.8 million in connection with the acquisition of the Acquired Subsidiaries. An additional $4.7 million of purchase price is accrued at January 26, 2013 and is a non-cash investing activity during the period. Additionally, during the six months ended January 26, 2013 and January 28, 2012, capital expenditures of $29.0 million and $43.4 million, respectively, were offset in part by proceeds from the sale of assets of $2.8 million and $8.9 million, respectively. Restricted cash, primarily related to funding provisions of our insurance program, increased less than $0.1 million and decreased $0.6 million during the six months ended January 26, 2013 and January 28, 2012, respectively.

Cash Provided by Financing Activities. Net cash provided by financing activities was $219.8 million during the six months ended January 26, 2013 as compared to net cash provided by financing activities of $4.5 million during the six months ended January 28, 2012. During the six months ended January 26, 2013, we received $93.8 million in gross proceeds from the issuance of long-term debt comprised of the issuance of an incremental $90.0 million in 2021 Notes and $3.8 million in premium received in connection with the issuance, $125.0 million in proceeds from our Credit Agreement term loan (the "Term Loan") and $180.5 million in revolving borrowings under our Credit Agreement, of which $160.5 million in principal was subsequently repaid during the quarter, including amounts repaid with the net proceeds of the $93.8 million issuance of 2021 Notes. Additionally, during the six months ended January 26, 2013, we paid $6.4 million of debt issuance costs in connection with the new Credit Agreement and issuance of the 2021 Notes.

We repurchased 1,047,000 shares of our common stock in open market transactions, at an average price of $14.52 per share, for approximately $15.2 million during the six months ended January 26, 2013. During the six months ended January 26, 2013 and January 28, 2012, we withheld shares of restricted units and paid $0.9 million and $0.3 million, respectively, to tax authorities in order to meet payroll tax withholdings obligations on restricted units that vested to employees and certain officers during those periods. Additionally, we received $2.9 million and $4.0 million from the exercise of stock options during the six months ended January 26, 2013 and January 28, 2012, respectively, and received excess tax benefits of $0.6 million and $1.0 million, primarily from the vesting of restricted stock units and exercises of stock options, during the six months ended January 26, 2013 and January 28, 2012, respectively.

Compliance with Credit Agreement and Indenture. On December 3, 2012 we entered into a new, five-year credit agreement with various lenders. The Credit Agreement matures in December 2017 and provides for a $125 million term loan and a $275 million revolving facility. The Credit Agreement contains a sublimit of $150 million for the issuance of letters of credit. Subject to certain conditions, the Credit Agreement provides for the ability to enter into one or more incremental facilities, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans, in an aggregate amount not to exceed $100 million. Borrowings under the Credit Agreement can be used to refinance certain indebtedness, to provide general working capital, and for other general corporate purposes. We used borrowings under the Credit Agreement in connection with the acquisition of the Acquired Subsidiaries.

The Credit Agreement replaces our Credit Agreement, dated as of June 4, 2010 (the “Prior Credit Agreement”), which was due to expire in June 2015.  At the time of termination, there were no outstanding borrowings and all outstanding letters of credit were transferred to the Credit Agreement. We did not incur any material early termination penalties in connection with the termination of the Prior Credit Agreement. We recognized $0.3 million in write-off of deferred financing costs during the three months ended January 26, 2013 in connection with the replacement of the Prior Credit Agreement.

Borrowings under the Credit Agreement (other than Swingline Loans (as defined in the Credit Agreement)) bear interest at a rate equal to either (a) the administrative agent's base rate, described in the Credit Agreement as the highest of (i) the administrative agent's prime rate, (ii) the Federal Funds Rate plus 0.50%, and (iii) a floating rate of interest equal to one month LIBOR plus 1.00%, or (b) the Eurodollar Rate, plus, in each case, an applicable margin based upon our consolidated leverage ratio. Swingline loans bear interest at a rate equal to the administrative agent's base rate plus a margin based upon our consolidated leverage ratio. Until the delivery of an initial compliance certificate, borrowings are eligible for a margin of 1.0% for borrowings based on the administrative agent's base rate and 2.0% for borrowings based on the Eurodollar Rate. The payments under the Credit Agreement are guaranteed by substantially all of our subsidiaries and secured by the stock of each of the wholly-owned, domestic subsidiaries (subject to specified exceptions). We incur fees under the Credit Agreement for the unutilized commitments at rates that range from 0.25% to 0.40% per annum, fees for outstanding standby letters of credit at rates that range from 1.50% to 2.25% per annum and fees for outstanding commercial letters of credit at rates that range from 0.75% to 1.125% per annum, in each case based on our consolidated leverage ratio. As of January 26, 2013, outstanding borrowings under the Credit Agreement (including the Term Loan) were at a rate per annum of 2.21% and unutilized commitments and outstanding standby letters of credit were at rates per annum of 0.35% and 2.0%, respectively.

The $125 million Term Loan is subject to annual amortization payable in equal quarterly installments of principal, with the first installment due and payable on March 31, 2013. The scheduled annual amortization is as follows: 5.0%, or $6.3 million, in year one of the term loan; 7.5%, or $9.4 million, in year two; 10.0%, or $12.5 million, in year three; 12.5%, or $15.6 million, in year four; and 11.3%, or $14.1 million, in year five. Any remaining principal amount outstanding is due in full on the maturity date.

The Credit Agreement contains affirmative and negative covenants which are customary for similar credit agreements, including, without limitation, limitations on us and our subsidiaries with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, disposition of assets, sale-leaseback transactions, transactions with affiliates and capital expenditures. The Credit Agreement contains financial covenants which require us to (i) maintain a consolidated leverage ratio of not greater than (1) 3.50 to 1.00 for fiscal quarters ending January 26, 2013 through April 26, 2014, (2) 3.25 to 1.00 for fiscal quarters ending July 26, 2014 through April 25, 2015 and (3) 3.00 to 1.00 for fiscal quarters ending July 25, 2015 and each fiscal quarter thereafter, as measured on a trailing four quarter basis at the end of each fiscal quarter, and (ii) maintain a consolidated interest coverage ratio of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter.

On January 26, 2013 and July 28, 2012, we had $44.1 million and $38.5 million, respectively, of outstanding letters of credit issued under the Credit Agreement and Prior Credit Agreement. The outstanding letters of credit are issued as part of our insurance program. At January 26, 2013 and July 28, 2012, we were in compliance with the financial covenants and had additional borrowing availability of $210.9 million and $186.5 million, respectively, as determined by the most restrictive covenants of the applicable agreement.

On July 28, 2012, Dycom Investments, Inc., one of our subsidiaries, had outstanding an aggregate principal amount of $187.5 million of 7.125% senior subordinated notes due 2021 that were issued under an indenture dated January 21, 2011 (the "Indenture"). On December 12, 2012, an additional $90.0 million in aggregate principal amount of 7.125% senior subordinated notes due 2021 were issued under the Indenture at 104.25% of the principal amount. The resulting debt premium of $3.8 million will be amortized to interest expense over the remaining term of the notes. The net proceeds of this issuance were used to repay a portion of the borrowings under our new credit facility. Holders of all $277.5 million aggregate principal amount of the 2021 Notes will vote as one series under the Indenture.

On January 26, 2013, $277.5 million in aggregate principal amount of 2021 Notes were outstanding under the Indenture. The 2021 Notes are guaranteed by substantially all of our subsidiaries. The indenture governing the 2021 Notes contains covenants that limit, among other things, our ability and the ability of our subsidiaries to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of our subsidiaries to pay dividends or make payments to us and our restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of its assets.

Contractual Obligations. The following tables set forth our outstanding contractual obligations, including related party leases, as of January 26, 2013:

	Less than 1 Year	Years 1-3	Years 3 - 5	Greater than 5 Years	Total
	(Dollars in thousands)
7.125% senior subordinated notes due 2021	$—	$—	$—	$277,500	$277,500
Credit Agreement - revolving borrowings	—	—	20,000	—	20,000
Credit Agreement - Term Loan	6,250	21,875	96,875	—	125,000
Fixed interest payments on long-term debt (a)	19,772	39,544	39,544	59,316	158,176
Operating lease obligations	15,078	16,624	7,502	2,912	42,116
Employment agreements	5,806	7,801	1,485	—	15,092
Purchase and other contractual obligations	9,842	—	—	—	9,842
Total	$56,748	$85,844	$165,406	$339,728	$647,726

(a) Includes interest payment on our $277.5 million principal amount outstanding 7.125% senior subordinated notes due 2021 and excludes any interest payments on our variable rate debt. Variable rate debt as of January 26, 2013 was comprised of $125 million outstanding on our Term Loan and $20 million in outstanding revolving borrowings under our Credit Agreement.

Purchase and other contractual obligations in the above table primarily represents $4.7 million in accrued remaining purchase price of the Acquired Subsidiaries and obligations under agreements to purchase undelivered vehicles and equipment. We have excluded contractual obligations under the multiemployer defined pension plans that cover certain of our employees as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of January 26, 2013.

Our condensed consolidated balance sheet as of January 26, 2013 includes a long-term liability of approximately $23.7 million for accrued insurance claims. This liability has been excluded from the above table as the timing of any cash payments is uncertain. See Note 8, Accrued insurance Claims, of the Notes to our Condensed Consolidated Financial Statements for additional information regarding our accrued insurance claims liability.

The liability for unrecognized tax benefits for uncertain tax positions at both January 26, 2013 and July 28, 2012 was $2.2 million, and is included in other liabilities in our condensed consolidated balance sheet. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Off-Balance Sheet Arrangements. Performance Bonds and Guarantees - We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of January 26, 2013, we had $432.8 million of outstanding performance and other surety contract bonds. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $149.3 million as of January 26, 2013. No events have occurred in which the customers have exercised their rights under the bonds. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property.

Letters of Credit - We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize our obligations to our insurance carriers in connection with the settlement of potential claims. As of January 26, 2013 and July 28, 2012 we had $44.1 million and $38.5 million, respectively, outstanding standby letters of credit issued under the Credit Agreement.

Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our Credit Agreement, are sufficient to meet our financial obligations. These obligations include interest payments required on our senior subordinated notes and outstanding borrowings under our Credit Agreement, working capital requirements, and the normal replacement of equipment at our current level of operations for at least the next twelve months. Our future operating results and cash flows may be affected by a number of factors including our success in bidding on future contracts and our ability to manage costs effectively. To the extent we seek to grow by acquisitions that involve consideration other than our stock, or to the extent we buy back our common stock or repurchase or call our senior subordinated notes, our capital requirements may increase. Changes in financial markets or other areas of the economy could adversely impact our ability to access the capital markets, in which case we would expect to rely on a combination of available cash and the Credit Agreement to provide short-term funding.

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

Our backlog totaled $2.019 billion and $1.565 billion at January 26, 2013 and July 28, 2012, respectively. We expect to complete 61.5% of the January 26, 2013 backlog during the next twelve months. The increase in backlog is partially due to $462.5 million in backlog on January 26, 2013 of the Acquired Subsidiaries.

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

In addition, we have experienced and expect to continue to experience quarterly variations in revenues and net income as a result of other factors, including:

•	our fiscal year which ends on the last Saturday in July;

•	the timing and volume of customers' construction and maintenance projects, including possible delays as a result of material procurement;

•	seasonal budgetary spending patterns of customers and the timing of their budget approvals;

•	the commencement or termination of master service agreements and other long-term agreements with customers;

•	costs incurred to support growth internally or through acquisitions;

•	fluctuations in results of operations caused by acquisitions;

•	fluctuations in the employer portion of payroll taxes as a result of reaching the limitation on payroll withholdings obligations;

•	changes in mix of customers, contracts, and business activities;

•	fluctuations in insurance expense due to changes in claims experience and actuarial assumptions;

•	fluctuations in stock-based compensation expense as a result of performance criteria in performance-based share awards, as well as the timing and vesting period of all stock-based awards;

•	fluctuations in incentive pay as a result of operating results;

•	fluctuations in interest expense due to levels of debt and related borrowing costs;

•	fluctuations in other income as a result of the timing and levels of capital assets sold during the period; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to interest rates on our cash and equivalents and our debt obligations. We monitor the effects of market changes on interest rates and manage interest rate risks by investing in short-term cash equivalents with market rates of interest and by maintaining a mix of fixed and variable rate debt obligations. A hypothetical 100 basis point increase in interest rates would result in an increase to annual earnings of approximately $0.2 million if our cash and equivalents held as of both January 26, 2013 and July 28, 2012 were to be fully invested in interest bearing financial instruments.

Our revolving credit facility permits borrowings at a variable rate of interest. On January 26, 2013, we had variable rate debt outstanding under the Credit Agreement of $20 million of revolver borrowings and a $125 million term loan. Interest related to the borrowings fluctuates based on LIBOR. At the current level of borrowings, for every 50 basis point change in LIBOR, interest expense associated with such borrowings would correspondingly increase or decrease by approximately $0.7 million annually. Additionally, outstanding long-term debt on January 26, 2013 included $277.5 million of principal amount of our senior subordinated notes due in 2021, which bear a fixed rate of interest of 7.125%. Due to the fixed rate of interest on the notes, changes in interest rates would not have an impact on the related interest expense. The fair value of the outstanding notes was approximately $299.9 million on January 26, 2013, based on quoted market prices, as compared to $281.3 million carrying value (including a $3.8 million debt premium). There exists market risk sensitivity on the fair value of the fixed rate notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the notes of approximately $8.7 million, calculated on a discounted cash flow basis.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of January 26, 2013, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of January 26, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 26, 2013, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and (2) accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

The SEC's general guidance permits the exclusion of an assessment of the effectiveness of a registrant's disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, we acquired substantially all of the telecommunications infrastructure services subsidiaries (the “Acquired Subsidiaries”) on December 3, 2012. The Acquired Subsidiaries represent approximately 33.7% of our total assets (of which 16.4% represented goodwill and intangible assets) at January 26, 2013, and 11.0% of our total contract revenues for the six months ended January 26, 2013, respectively. See Note 3, Acquisitions, of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the acquisition. Management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of January 26, 2013 excludes an assessment of the internal control over financial reporting of the Acquired Subsidiaries.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
Item 1. Legal Proceedings.

For a description of legal proceedings affecting the Company refer to Part 1, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended July 28, 2012. There were no material developments to the legal proceedings affecting the Company during the fiscal quarter ended January 26, 2013.

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

Item 1A. Risk Factors.

The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended July 28, 2012.

Failure to combine and integrate the Acquired Subsidiaries into our operations in a successful and timely manner could adversely affect our business. Our integration of substantially all of the telecommunications infrastructure service subsidiaries (the "Acquired Subsidiaries") of Quanta Services, Inc. into our operations will be a complex and time-consuming process which will require significant efforts and expenses. The difficulties of combining the businesses of the Acquired Subsidiaries with our operations may include, among others:

•retaining and integrating management and other key employees;
•unanticipated issues in integrating information, communications and other systems;
•consolidating corporate and administrative infrastructures;
•minimizing the diversion of management's attention from ongoing business concerns; and
•failure to manage successfully and coordinate the growth of the combined company.

These factors could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations.

We may not realize the anticipated benefits of the purchase of the Acquired Subsidiaries even if we successfully integrate them into our operations. We purchased the Acquired Subsidiaries with the expectation that the acquisition would result in various benefits for the Company, including, among others, the strategic strengthening of our customer base, geographic scope, and technical service offerings, as well as the enhancement of our rural telecommunications engineering and construction capabilities. However, theses anticipated benefits may not materialize if we are unable to capitalize on expected business opportunities due to competition or other factors, or general industry and business conditions deteriorate. If the anticipated benefits of the acquisition are not realized, our business, financial condition and results of operations could be adversely affected.
Our senior subordinated notes and credit facility impose restrictions which may prevent us from engaging in beneficial transactions. At January 26, 2013, we had outstanding $277.5 million principal amount of senior subordinated notes due 2021 (the "2021 Notes"). We also have a credit agreement (the "Credit Agreement") with a syndicate of banks, which provides for a $125 million term loan and a $275 million revolving facility. The Credit Agreement includes a sublimit of $150 million for the issuance of letters of credit. At January 26, 2013, we had outstanding borrowings of $145.0 million and $44.1 million of outstanding letters of credit issued under the Credit Agreement. The terms of our indebtedness contain covenants that restrict our ability to, among other things: make certain payments, including the payment of dividends; redeem or repurchase our capital stock; incur additional indebtedness and issue preferred stock; make investments or create liens; enter into sale and leaseback transactions; merge or consolidate with another entity; sell certain assets; and enter into transactions with affiliates. In addition, the Credit Agreement requires us to comply with a consolidated leverage ratio and a consolidated interest coverage ratio. A default under our Credit Agreement or the indenture governing the 2021 Notes could result in the acceleration of our obligations under either or both of those agreements as a result of cross acceleration and cross default provisions. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.
Several of the Acquired Subsidiaries participate in multiemployer pension plans, which under certain circumstances could result in material liabilities being incurred. As a result of our acquisition of the Acquired Subsidiaries, we have become a participant in various additional multiemployer pension plans under union and industry-wide agreements that generally provide defined pension benefits to employees covered by collective bargaining agreements. Because of the nature of multiemployer plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets contributed by an employer to a multiemployer plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer. Under the Employee Retirement Income Security Act, a contributing employer to an underfunded multiemployer plan is liable, generally upon withdrawal from a plan, for its proportionate share of the plan's unfunded vested liability. We currently have no intention of withdrawing from any multiemployer plan in which we participate. However, a future withdrawal from a multiemployer pension plan in which we participate could result in a material withdrawal liability if one or more of those plans are underfunded at the time of withdrawal.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the three months ended January 26, 2013, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes the Company's purchases of its common stock during the three months ended January 26, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 28, 2012 - November 24, 2012	—	—	—	(a)
November 25, 2012 - December 22, 2012	42,744 (b)	$19.23	—	(a)
December 23, 2012 - January 26, 2013	—	—	—	(a)

(a) On March 15, 2012, the Board of Directors authorized $40.0 million to repurchase shares of the Company’s outstanding common stock to be made over eighteen months in open market or private transactions. All shares repurchased have been subsequently canceled. As of January 26, 2013, approximately $22.8 million remained authorized for repurchases through September 15, 2013.

(b) Shares were withheld to satisfy tax withholding obligations that arose on the vesting of restricted stock units.

Item 6. Exhibits and Financial Statement Schedules.

Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit Number

2.1
Stock Purchase Agreement, dated as of November 19, 2012, among Dycom Industries, Inc., PBG Acquisition III, LLC, Quanta Services, Inc. and Infrasource FI LLC (incorporated by reference to Exhibit 2.1 to Dycom Industries, Inc.'s Current Report on Form 8-K filed with the SEC on November 20, 2012).

4.1
Second Supplemental Indenture, dated as of December 12, 2012, among Dycom Investments, Inc., Dycom Industries, Inc. and certain subsidiaries of Dycom Industries, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dycom Industries, Inc.'s Current Report on Form 8-K filed with the SEC on December 12, 2012).

4.2
Third Supplemental Indenture, dated as of February 26, 2013, among Dycom Investments, Inc., Dycom Industries, Inc. and certain subsidiaries of Dycom Industries, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to Dycom Industries,
Inc.'s Registration Statement on Form S-4 (File No. 333-185746) filed with the SEC on February 26,
2013).

4.3
Registration Rights Agreement, dated as of December 12, 2012, among Dycom Investments, Inc., Dycom
Industries, Inc., certain subsidiaries of Dycom Industries, Inc., and Goldman, Sachs & Co. and Merrill
Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to Dycom Industries, Inc.'s Current Report on Form 8-K filed with the SEC on
December 12, 2012).

12.1 +	Computation of Ratio of Earnings to Fixed Charges

31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 +	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++**
Financial Statements from the Quarterly Report on Form 10-Q, for the quarter ended January 26, 2013, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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

DYCOM INDUSTRIES, INC.
Registrant

Date:	March 4, 2013	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date:	March 4, 2013	/s/ H. Andrew DeFerrari
Name: H. Andrew DeFerrari Title: Senior Vice President and Chief Financial Officer