Form 10-Q
period 2013-04-27
DYCOM INDUSTRIES INC
filed 2013-05-28
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 27, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11770 US Highway 1, Suite 101, Palm Beach Gardens, Florida	33408
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 627-7171

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 33,064,091 shares of common stock with a par value of $0.33 1/3 outstanding at May 22, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 27, 2013	July 28, 2012
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$18,247	$52,581
Accounts receivable, net	234,037	141,788
Costs and estimated earnings in excess of billings	183,920	127,321
Inventories	35,047	26,274
Deferred tax assets, net	16,622	15,633
Income taxes receivable	907	4,884
Other current assets	13,014	8,466
Total current assets	501,794	376,947

PROPERTY AND EQUIPMENT, NET	189,145	158,247
GOODWILL	260,708	174,849
INTANGIBLE ASSETS, NET	127,252	49,773
OTHER	18,294	12,377
TOTAL NON-CURRENT ASSETS	595,399	395,246
TOTAL ASSETS	$1,097,193	$772,193

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$64,509	$36,823
Current portion of debt	7,031	74
Billings in excess of costs and estimated earnings	12,370	1,522
Accrued insurance claims	28,229	25,218
Other accrued liabilities	64,908	50,926
Total current liabilities	177,047	114,563

LONG-TERM DEBT (including debt premium of $3.7 million at April 27, 2013)	433,601	187,500
ACCRUED INSURANCE CLAIMS	26,394	23,591
DEFERRED TAX LIABILITIES, NET NON-CURRENT	46,691	49,537
OTHER LIABILITIES	4,637	4,071
Total liabilities	688,370	379,262

COMMITMENTS AND CONTINGENCIES, Notes 10, 11, and 16

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 33,060,853 and 33,587,744 issued and outstanding, respectively	11,020	11,196
Additional paid-in capital	110,373	114,820
Accumulated other comprehensive income	130	138
Retained earnings	287,300	266,777
Total stockholders' equity	408,823	392,931
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,097,193	$772,193

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	April 27, 2013	April 28, 2012
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$437,367	$296,103

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	357,664	241,386
General and administrative (including stock-based compensation expense of $2.5 million and $1.9 million, respectively)	38,205	26,956
Depreciation and amortization	24,531	15,561
Total	420,400	283,903

Interest expense, net	(6,637)	(4,178)
Other income, net	1,477	7,627
INCOME BEFORE INCOME TAXES	11,807	15,649

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	7,246	5,172
Deferred	(2,638)	832
Total	4,608	6,004

NET INCOME	$7,199	$9,645

EARNINGS PER COMMON SHARE:
Basic earnings per common share	$0.22	$0.29

Diluted earnings per common share	$0.21	$0.28

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	33,033,740	33,741,255

Diluted	33,842,150	34,682,891

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Nine Months Ended
	April 27, 2013	April 28, 2012
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$1,129,980	$883,085

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	916,247	716,812
General and administrative (including stock-based compensation expense of $7.3 million and $4.9 million, respectively)	105,857	76,589
Depreciation and amortization	60,660	47,047
Total	1,082,764	840,448

Interest expense, net	(16,582)	(12,528)
Other income, net	3,519	12,943
INCOME BEFORE INCOME TAXES	34,153	43,052

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	17,589	12,626
Deferred	(3,958)	4,330
Total	13,631	16,956

NET INCOME	$20,522	$26,096

EARNINGS PER COMMON SHARE:
Basic earnings per common share	$0.62	$0.78

Diluted earnings per common share	$0.61	$0.76

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	32,968,897	33,669,974

Diluted	33,684,974	34,516,902

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
	(Dollars in thousands)
NET INCOME	$7,199	$9,645	$20,522	$26,096
Foreign currency translation gains (losses)	(21)	90	(8)	(54)
COMPREHENSIVE INCOME	$7,178	$9,735	$20,514	$26,042

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	April 27, 2013	April 28, 2012
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$20,522	$26,096
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	60,660	47,047
Bad debt expense, net	51	180
Gain on sale of fixed assets	(3,867)	(12,578)
Deferred income tax provision (benefit)	(3,958)	4,330
Stock-based compensation	7,275	4,901
Write-off of deferred financing costs	321	—
Amortization of premium on long-term debt	(131)	—
Amortization of debt issuance costs and other	1,192	971
Excess tax benefit from share-based awards	(758)	(1,361)
Change in operating assets and liabilities:
Accounts receivable, net	20,885	16,734
Costs and estimated earnings in excess of billings, net	4,880	(14,789)
Other current assets and inventory	(2,490)	(12,427)
Other assets	43	(146)
Income taxes receivable/payable	5,420	9,383
Accounts payable	(11,572)	1,903
Accrued liabilities, insurance claims, and other liabilities	(7,146)	(1,791)
Net cash provided by operating activities	91,327	68,453

INVESTING ACTIVITIES:
Cash paid for acquisition, net of cash acquired	(318,984)	—
Capital expenditures	(45,743)	(62,790)
Proceeds from sale of assets	4,467	20,528
Changes in restricted cash	(31)	550
Net cash used in investing activities	(360,291)	(41,712)

FINANCING ACTIVITIES:
Proceeds from issuance of 7.125% senior subordinated notes due 2021 (including $3.8 million premium on issuance)	93,825	—
Proceeds from Term Loan on Senior Credit Agreement	125,000	—
Proceeds from borrowings on Senior Credit Agreement	310,500	—
Principal payments on Senior Credit Agreement	(276,063)	—
Debt issuance costs	(6,739)	—
Repurchases of common stock	(15,203)	(10,942)
Exercise of stock options and other	3,511	5,299
Restricted stock tax withholdings	(885)	(329)
Excess tax benefit from share-based awards	758	1,361
Principal payments on capital lease obligations	(74)	(186)
Net cash provided by (used in) financing activities	234,630	(4,797)

Net (decrease) increase in cash and equivalents	(34,334)	21,944

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	52,581	44,766

CASH AND EQUIVALENTS AT END OF PERIOD	$18,247	$66,710

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) continued

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$10,122	$8,220
Income taxes	$12,149	$2,697
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$2,626	$1,683

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

Basis of Presentation - Dycom Industries, Inc. ("Dycom" or the "Company") is a leading provider of specialty contracting services. These services, which are provided throughout the United States and in Canada, include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others.

The condensed consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated and the financial statements reflect all adjustments, consisting of only normal recurring accruals that are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). The results of operations for the three and nine months ended April 27, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the entire year ended July 28, 2012 included in the Company's 2012 Annual Report on Form 10-K, filed with the SEC on September 4, 2012.

On December 3, 2012, the Company acquired substantially all of the telecommunications infrastructure service subsidiaries of Quanta Services, Inc. The results of operations of the businesses acquired are included in the accompanying condensed consolidated financial statements from their acquisition date.

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

Restricted Cash – As of April 27, 2013 and July 28, 2012, the Company had approximately $3.8 million and $3.7 million, respectively, in restricted cash which is held as collateral in support of the Company's insurance obligations. Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the condensed consolidated statements of cash flows.

Fair Value of Financial Instruments - Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820") defines and establishes a measurement framework for fair value and expands disclosure requirements. ASC Topic 820 requires that assets and liabilities carried at fair value are classified and disclosed in one of the following three categories: (1) Level 1 - Quoted market prices in active markets for identical assets or liabilities; (2) Level 2 - Observable market-based inputs or unobservable inputs that are corroborated by market data; and (3) Level 3 - Unobservable inputs not corroborated by market data which require the reporting entity's own assumptions. The Company's financial instruments consist primarily of cash and equivalents, restricted cash, accounts and other receivables, income taxes receivable and payable, accounts payable and certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the Company's outstanding 7.125% senior subordinated notes due 2021 (the "2021 Notes") which are categorized as Level 2 as of April 27, 2013 and July 28, 2012, based on observable market-based inputs. See Note 10, Debt, for further information regarding the fair value of the 2021 Notes. The Company's cash and equivalents are categorized as Level 1 as of April 27, 2013 and July 28, 2012, based on quoted market prices in active markets for identical assets. During the three and nine months ended April 27, 2013 and April 28, 2012, the Company had no non-recurring fair value measurements of assets or liabilities subsequent to their initial recognition.

Segment Information - The Company operates in one reportable segment as a specialty contractor, providing engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. All of the Company's operating segments have been aggregated into one reporting segment due to their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. The Company's services are provided by its various subsidiaries throughout the United States and in Canada. Revenues from services provided in Canada were approximately $3.3 million and $9.7 million during the three and nine months ended April 27, 2013, respectively, and $2.5 million and $8.8 million during the three and nine months ended April 28, 2012, respectively. The Company had no material long-lived assets in the Canadian operations at April 27, 2013 or July 28, 2012.

Recently Issued Accounting Pronouncements

Adoption of New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 requires the total of comprehensive income, the components of net income, and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. The Company adopted ASU 2011-05 in fiscal 2013.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220) ("ASU 2013-02"), which does not change the requirements for reporting net income or other comprehensive income in financial statements under ASU 2011-05; however, the amendments require entities to report either on the income statement or in a footnote to the financial statements, the effects on earnings from items that are classified out of accumulated other comprehensive income. The adoption of this guidance did not have a material effect on the Company's condensed consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"). ASU 2011-08 permits entities testing for goodwill impairment to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. ASU 2011-08 does not change how goodwill is determined or assigned to reporting units, nor does it revise the requirement to assess goodwill at least annually for impairment. ASU 2011-08 is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material effect on the Company's condensed consolidated financial statements.

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

	For the Three Months Ended		For the Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders (numerator)	$7,199	$9,645	$20,522	$26,096

Weighted-average number of common shares (denominator)	33,033,740	33,741,255	32,968,897	33,669,974

Basic earnings per common share	$0.22	$0.29	$0.62	$0.78

Weighted-average number of common shares	33,033,740	33,741,255	32,968,897	33,669,974
Potential common stock arising from stock options, and unvested restricted share units	808,410	941,636	716,077	846,928
Total shares-diluted (denominator)	33,842,150	34,682,891	33,684,974	34,516,902

Diluted earnings per common share	$0.21	$0.28	$0.61	$0.76

Anti-dilutive weighted shares excluded from the calculation of earnings per share	1,309,752	1,166,613	1,338,523	1,245,950

3. Acquisitions

On December 3, 2012, Dycom acquired substantially all of the telecommunications infrastructure services subsidiaries (the "Acquired Subsidiaries") of Quanta Services, Inc. for $275.0 million in cash plus an adjustment of approximately $40.4 million for working capital received in excess of a target amount and approximately $3.7 million for other specified items. As of April 27, 2013, the Company had paid the full purchase price of $319.0 million, net of cash acquired, with the final payment of $4.2 million made during the third quarter of fiscal 2013. The acquisition was funded through a combination of borrowings under a new $400 million credit facility and cash on hand. On December 12, 2012, Dycom's wholly-owned subsidiary, Dycom Investments, Inc., issued $90.0 million of 7.125% senior subordinated notes due 2021 and used the net proceeds to repay credit facility borrowings. See Note 10, Debt, for further information regarding the Company's debt financing.

The Company recognized approximately $6.5 million of acquisition costs during the nine months ended April 27, 2013, which are included within general and administrative expenses in the Company's condensed consolidated statements of operations. Additionally, the Company incurred approximately $1.4 million and $2.3 million in integration costs during the three and nine months ended April 27, 2013, which are also included within general and administrative expenses.

The Acquired Subsidiaries provide specialty contracting services, including engineering, construction, maintenance and installation services to telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. Principal business facilities are located in Arizona, California, Florida, Georgia, Minnesota, New York, Pennsylvania, and Washington. On a combined basis, the businesses operate in 49 states serving over 300 individual customers. The Company believes that the acquisition strengthens its customer base, geographic scope and technical services offerings. In addition, it reinforces the Company's rural engineering and construction capabilities, wireless construction resources, and broadband construction competencies. The Company expects the acquisition to enhance the efficiency of the Company's operating scale.

Based on the acquisition method of accounting, the purchase price has been allocated by the Company to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. Purchase price in excess of fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. The purchase price allocation is based on information regarding the fair value of assets acquired and liabilities assumed as of the date of acquisition and is preliminary. Management has determined the fair values used in the purchase price allocation for intangible assets with the assistance of an independent valuation specialist based on historical data, estimated discounted future cash flows, contract backlog amounts and expected royalty rates for trademarks and trade names among other information. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but at that time was unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill and intangible assets. The allocation of the purchase price is expected to be completed during the fourth quarter of fiscal 2013 when the valuations for intangible assets, property and equipment and other amounts are finalized.

The purchase price of the Acquired Subsidiaries is allocated on a preliminary basis as follows and reflects the elimination of intercompany balances (dollars in millions):

Assets
Cash and equivalents	$0.2
Accounts receivable, net	113.2
Costs and estimated earnings in excess of billings	60.9
Inventories	9.0
Other current assets	1.7
Property and equipment	32.6
Goodwill	85.9
Intangibles - customer relationships	71.5
Intangibles - backlog	14.4
Intangibles - trade names	5.2
Other assets	2.4
Total assets	397.0

Liabilities
Accounts payable	41.4
Billings in excess of costs and estimated earnings	10.3
Accrued and other liabilities	26.2
Total liabilities	77.9

Net Assets Acquired	$319.1

Goodwill of $85.9 million and amortizing intangible assets of $91.1 million related to the acquisition is expected to be deductible for tax purposes. See Note 7, Goodwill and Intangible Assets, for further information on amortization and estimated useful lives of intangible assets acquired. During the three months ended April 27, 2013, the Company made certain purchase accounting adjustments which decreased goodwill approximately $2.3 million. The decrease was primarily related to the fair values assigned to property and equipment and other assets, including vehicles leases, of $2.5 million. The remaining $0.2 million net change was based on information obtained about facts and circumstances that existed as of the acquisition date, including the final working capital adjustment.

The results of operations of the Acquired Subsidiaries have been included in the condensed consolidated statements of operations since the date of acquisition. For the three months ended April 27, 2013 and the year to date period since acquisition, the Acquired Subsidiaries earned revenues of $122.9 million and $198.8 million, respectively, incurred intangible amortization expense of $5.5 million and $8.8 million, respectively, and their net income since the date of acquisition was immaterial.

The following unaudited pro forma information presents the Company's condensed consolidated results of operations as if the acquisition had occurred on July 31, 2011, the first day of the Company's 2012 fiscal year. The pro forma results include certain adjustments, including depreciation and amortization expense based on the estimated fair value of the assets acquired, interest and debt amortization expense related to the Company's debt financing of the transaction, elimination of expenses charged by the Seller to the businesses which will not continue after the acquisition date, and the income tax impact of these adjustments. Pro forma earnings for the nine months ended April 28, 2012 were adjusted to include $6.5 million of acquisition related costs as the pro forma information presents the condensed consolidated results of operations as if the acquisition had occurred on July 31, 2011. Accordingly, the pro forma earnings for the nine months ended April 27, 2013 were adjusted to exclude these acquisition related costs. Additionally, pro forma earnings in the three and nine months ended April 27, 2013 and April 28, 2012 have been adjusted to reflect the impact of amortization and depreciation as if the acquisition had occurred on July 31, 2011. This includes the impact of amortization expense, including customer relationships and contract backlog which is being recognized on an accelerated basis related to the expected economic benefit, and depreciation expense which is recognized over the estimated useful lives of the related property and equipment. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had the acquisition occurred at the beginning of the periods presented nor is it indicative of future results.

	For the Three Months Ended		For the Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
	(Dollars in thousands, except per share amounts)
Pro forma contract revenues	$437,367	$407,607	$1,358,621	$1,264,751
Pro forma income before income taxes	$16,762	$5,872	$62,988	$19,974
Pro forma net income	$10,220	$3,619	$37,856	$12,104

Pro forma earnings per share:
Basic	$0.31	$0.11	$1.15	$0.36
Diluted	$0.30	$0.10	$1.12	$0.35

4. Accounts Receivable

Accounts receivable consists of the following:

	April 27, 2013	July 28, 2012
	(Dollars in thousands)
Contract billings	$222,148	$136,610
Retainage and other receivables	12,082	5,448
Total	234,230	142,058
Less: allowance for doubtful accounts	(193)	(270)
Accounts receivable, net	$234,037	$141,788

As of April 27, 2013, the Company expected to collect all retainage balances within the next twelve months.

The allowance for doubtful accounts changed as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
	(Dollars in thousands)
Allowance for doubtful accounts at beginning of period	$279	$409	$270	$368
Bad debt expense, net	20	112	51	180
Amounts charged against the allowance	(106)	(252)	(128)	(279)
Allowance for doubtful accounts at end of period	$193	$269	$193	$269

5. Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings, net, consists of the following:

	April 27, 2013	July 28, 2012
	(Dollars in thousands)
Costs incurred on contracts in progress	$174,089	$100,766
Estimated to date earnings	40,644	26,555
Total costs and estimated earnings	214,733	127,321
Less: billings to date	(43,183)	(1,522)
	$171,550	$125,799
Included in the accompanying condensed consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$183,920	$127,321
Billings in excess of costs and estimated earnings	(12,370)	(1,522)
	$171,550	$125,799

The above amounts include revenue for services from contracts based both on the units-of-delivery and the cost-to-cost measures of the percentage of completion method. Additionally, the amounts above include balances acquired on December 3, 2012 related to the Acquired Subsidiaries.

6. Property and Equipment

Property and equipment consists of the following:

	April 27, 2013	July 28, 2012
	(Dollars in thousands)
Land	$3,479	$2,915
Buildings	11,411	10,630
Leasehold improvements	5,085	4,674
Vehicles	243,650	220,669
Computer hardware and software	63,740	57,965
Office furniture and equipment	8,087	5,552
Equipment and machinery	161,950	133,467
Total	497,402	435,872
Less: accumulated depreciation	(308,257)	(277,625)
Property and equipment, net	$189,145	$158,247

Depreciation expense and repairs and maintenance were as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
	(Dollars in thousands)
Depreciation expense	$17,477	$13,953	$47,065	$42,132
Repairs and maintenance expense	$5,616	$3,699	$13,804	$11,936

7. Goodwill and Intangible Assets

Goodwill

The Company's goodwill balance was $260.7 million and $174.8 million as of April 27, 2013 and July 28, 2012, respectively. Changes in the carrying amount of goodwill for fiscal 2013 are as follows:

		Nine Months Ended April 27, 2013
	As of	Impairment		As of
	July 28, 2012	Losses	Acquisitions	April 27, 2013
	(Dollars in thousands)
Goodwill	$370,616	$—	$85,859	$456,475
Accumulated impairment losses	(195,767)	—	—	(195,767)
	$174,849	$—	$85,859	$260,708

The carrying value of goodwill increased as a result of the December 3, 2012 acquisition of substantially all of the telecommunications infrastructure service subsidiaries of Quanta Services, Inc. The Company's goodwill resides in multiple reporting units. The reporting units and related indefinite-lived intangible assets are tested annually during the fourth fiscal quarter of each year in accordance with ASC Topic 350, Intangibles - Goodwill and Other, in order to determine whether their carrying value exceeds their fair value. The inputs used for fair value measurements of the reporting units and related indefinite-lived intangible assets are the lowest level (Level 3) inputs.

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

As of April 27, 2013, the Company believes the goodwill and the indefinite-lived intangible asset is recoverable for all of the reporting units; however, there can be no assurances that goodwill and the indefinite-lived intangible asset will not be impaired in future periods.

Intangible Assets

The Company's intangible assets consist of the following:

	Weighted Average Remaining Useful Lives	April 27, 2013	July 28, 2012
	(Years)	(Dollars in thousands)
Carrying amount:
Customer relationships	12.5	$160,645	$89,145
Contract backlog	2.5	14,410	—
Trade names	5.3	8,025	2,860
UtiliQuest trade name	—	4,700	4,700
Non-compete agreements	2.7	150	150
		187,930	96,855
Accumulated amortization:
Customer relationships		53,335	45,852
Contract backlog		5,497	—
Trade names		1,774	1,182
Non-compete agreements		72	48
Net Intangible Assets		$127,252	$49,773

Amortization of the Company's intangible assets of customer relationships and contract backlog is recognized on an accelerated basis related to the expected economic benefit. As a result, the weighted average remaining useful lives for these intangible assets is not representative of the average period in which the amortization expense will be recognized. Amortization for the Company's other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible assets.

The carrying amount of customer relationships, contract backlog, and trade names increased $71.5 million, $14.4 million, and $5.2 million, respectively, during fiscal 2013 as a result of the preliminary allocation of the purchase price of the Acquired Subsidiaries. The acquired customer relationships, contract backlog, and trade names have been assigned a preliminary estimated useful life of 15 years, 1-4 years (based on remaining contract values), and 5 years, respectively. Amortization expense for finite-lived intangible assets for the three months ended April 27, 2013 and April 28, 2012 was $7.1 million and $1.6 million, respectively. Amortization expense for finite-lived intangible assets for the nine months ended April 27, 2013 and April 28, 2012 was $13.6 million and $4.9 million, respectively.

Estimated total amortization expense for the remainder of fiscal 2013 and each of the five succeeding fiscal years is as follows (including amortization for the newly acquired subsidiaries based on the preliminary purchase allocation as of April 27, 2013):

Period	Amount
(Dollars in thousands)
Three months ending July 27, 2013	$7,056
Fiscal 2014	$18,110
Fiscal 2015	$15,241
Fiscal 2016	$14,427
Fiscal 2017	$13,088
Fiscal 2018	$10,766
Thereafter	$43,864

As of April 27, 2013, the Company believes that the carrying amounts of the intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

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

Accrued insurance claims consist of the following:

	April 27, 2013	July 28, 2012
	(Dollars in thousands)
Amounts expected to be paid within one year:
Accrued auto, general liability and workers' compensation	$18,020	$16,514
Accrued employee group health	4,361	2,867
Accrued damage claims	5,848	5,837
	28,229	25,218
Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers' compensation	24,062	21,423
Accrued damage claims	2,332	2,168
	26,394	23,591
Total accrued insurance claims	$54,623	$48,809

9. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	April 27, 2013	July 28, 2012
	(Dollars in thousands)
Accrued payroll and related taxes	$19,743	$19,248
Accrued employee benefit and incentive plan costs	10,980	12,488
Accrued construction costs	17,717	11,515
Accrued interest and related bank fees	5,916	—
Other current liabilities	10,552	7,675
Total other accrued liabilities	$64,908	$50,926

10. Debt

The Company’s outstanding indebtedness consists of the following:

	April 27, 2013	July 28, 2012
	(Dollars in thousands)
Borrowings on Senior Credit Agreement (matures December 2017)	$36,000	$—
Senior Credit Agreement Term Loan (matures December 2017)	123,438	—
7.125% senior subordinated notes due 2021	277,500	187,500
Long-term debt premium on 7.125% senior subordinated notes due 2021	3,694	—
Capital leases	—	74
	440,632	187,574
Less: current portion	(7,031)	(74)
Long-term debt	$433,601	$187,500

Senior Subordinated Notes Due 2021

On July 28, 2012, Dycom Investments, Inc. (the "Issuer"), a wholly-owned subsidiary of the Company, had outstanding an aggregate principal amount of $187.5 million of 7.125% senior subordinated notes due 2021 that were issued under an indenture governing the notes dated January 21, 2011 (the "Indenture"). On December 12, 2012, an additional $90.0 million in aggregate principal amount of 7.125% senior subordinated notes due 2021 were issued under the Indenture at 104.25% of the principal amount. The resulting debt premium of $3.8 million is being amortized to interest expense over the remaining term of the notes. The net proceeds of this issuance were used to repay a portion of the borrowings under the Company's new credit facility. Holders of all $277.5 million aggregate principal amount of the senior subordinated notes (the "2021 Notes") will vote as one series under the Indenture.

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

The Company determined that the fair value of the 2021 Notes was approximately $301.3 million, on April 27, 2013, based on quoted market prices, as compared to a $281.2 million carrying value (both amounts include debt premium of $3.7 million). As of July 28, 2012, the fair value of the 2021 Notes was $192.0 million as compared to a carrying value of $187.5 million.

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

The Credit Agreement replaces Dycom's prior credit agreement, dated as of June 4, 2010 (the "Prior Credit Agreement"), which was due to expire in June 2015. At the time of termination, there were no outstanding borrowings and all outstanding letters of credit were transferred to the Credit Agreement. Dycom did not incur any material early termination penalties in connection with the termination of the Prior Credit Agreement. The Company recognized $0.3 million in write-off of deferred financing costs during the second quarter of fiscal 2013 in connection with the replacement of the Prior Credit Agreement.

Borrowings under the Credit Agreement (other than Swingline Loans (as defined in the Credit Agreement)) bear interest at a rate equal to either (a) the administrative agent's base rate, described in the Credit Agreement as the highest of (i) the administrative agent's prime rate, (ii) the Federal Funds Rate plus 0.50%, and (iii) a floating rate of interest equal to one month LIBOR plus 1.00%, or (b) the Eurodollar Rate, plus, in each case, an applicable margin based upon Dycom's consolidated leverage ratio. Swingline loans bear interest at a rate equal to the administrative agent's base rate plus a margin which totaled 4.25% at April 27, 2013 ("Base Rate") based upon Dycom's consolidated leverage ratio. Borrowings are eligible for a margin of 1.0% for borrowings based on the administrative agent's base rate and 2.0% for borrowings based on the Eurodollar Rate. The payments under the Credit Agreement are guaranteed by substantially all of Dycom's subsidiaries and secured by the stock of each wholly-owned, domestic subsidiary (subject to specified exceptions). The Company incurs fees under the Credit Agreement for the unutilized commitments at rates that range from 0.25% to 0.40% per annum, fees for outstanding standby letters of credit at rates that range from 1.50% to 2.25% per annum and fees for outstanding commercial letters of credit at rates that range from 0.75% to 1.125% per annum, in each case based on the Company's consolidated leverage ratio. As of April 27, 2013, $28.0 million of outstanding borrowings (and the Term Loan) were based on the Eurodollar Rate at a rate per annum of 2.21%. In addition, $8.0 million of borrowings were outstanding at the Base Rate at April 27, 2013 and were subsequently converted to a Eurodollar Rate borrowing. Unutilized commitments and outstanding standby letters of credit were at rates per annum of 0.35% and 2.0%, respectively.

The Credit Agreement contains affirmative and negative covenants which are customary for similar credit agreements, including, without limitation, limitations on Dycom and its subsidiaries with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, disposition of assets, sale-leaseback transactions, transactions with affiliates and capital expenditures. The Credit Agreement contains financial covenants which require Dycom to (i) maintain a consolidated leverage ratio of not greater than (1) 3.50 to 1.00 for fiscal quarters ending April 27, 2013 through April 26, 2014, (2) 3.25 to 1.00 for fiscal quarters ending July 26, 2014 through April 25, 2015 and (3) 3.00 to 1.00 for fiscal quarters ending July 25, 2015 and each fiscal quarter thereafter, as measured on a trailing four quarter basis at the end of each fiscal quarter, and (ii) maintain a consolidated interest coverage ratio of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter.

The Term Loan is subject to annual amortization payable in equal quarterly installments of principal. Contractual maturities on the Company's outstanding indebtedness, including the Term Loan and excluding issue premium, as of April 27, 2013 is as follows:

Period	Amount
(Dollars in thousands)
Three months ending July 27, 2013	$1,563
Fiscal 2014	$7,813
Fiscal 2015	$10,938
Fiscal 2016	$14,063
Fiscal 2017	$17,186
Fiscal 2018	$107,875
Thereafter	$277,500

Included in the fiscal 2014 scheduled maturity above is $5.5 million which is included in the current portion of debt as of April 27, 2013.

On April 27, 2013 and July 28, 2012, the Company had $46.7 million and $38.5 million, respectively, of outstanding letters of credit issued under the Credit Agreement and Prior Credit Agreement, respectively. The outstanding letters of credit are issued as part of the Company's insurance program. At April 27, 2013 and July 28, 2012, the Company was in compliance with the financial covenants and had additional borrowing availability of $192.3 million and $186.5 million, respectively, as determined by the most restrictive covenants of the applicable agreement.

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

As of both April 27, 2013 and July 28, 2012, the Company had total unrecognized tax benefits of $2.2 million which would reduce the Company’s effective tax rate during future periods if it is subsequently determined that those liabilities were not required. The Company had approximately $0.6 million for the payment of interest and penalties accrued at both April 27, 2013 and July 28, 2012. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. Interest expense related to unrecognized tax benefits was immaterial for each of the three and nine months ended April 27, 2013 and April 28, 2012.

12. Other Income, Net

The components of other income, net, are as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
	(Dollars in thousands)
Gain on sale of fixed assets	$1,459	$7,439	$3,867	$12,578
Miscellaneous income (expense), net	18	188	(27)	365
Write-off of deferred financing costs	—	—	(321)	—
Total other income, net	$1,477	$7,627	$3,519	$12,943

The Company recognized $0.3 million in write-off of deferred financing costs during the nine months ended April 27, 2013 in connection with the replacement of its Prior Credit Agreement. See Note 10, Debt, for further information regarding the Company's debt financing.

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

All shares repurchased have been subsequently cancelled. No shares were repurchased during the second or third quarters of fiscal 2013. As of April 27, 2013, approximately $22.8 million remained authorized for repurchases through September 15, 2013.

14. Stock-Based Awards

The Company has certain stock-based compensation plans which provide for the grants of stock options, time based restricted share units ("RSUs"), and performance based restricted share units ("Performance RSUs").

On November 20, 2012, the shareholders of the Company approved the Dycom Industries, Inc. 2012 Long-Term Incentive Plan (the "2012 Plan"). The 2012 Plan authorizes 3,000,000 shares of common stock for grants of stock options, RSUs and Performance RSUs to key employees and officers of the Company. No new awards will be made under the Company's previous 2003 Long-Term Incentive Plan. As of April 27, 2013, the number of shares available for grant under the 2012 Plan was 1,911,121.

Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the condensed consolidated statements of operations. Stock-based compensation expense and the related tax benefit recognized related to stock options and restricted share units during the three and nine months ended April 27, 2013 and April 28, 2012 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
	(Dollars in thousands)
Stock-based compensation	$2,513	$1,933	$7,275	$4,901
Tax benefit recognized	$(931)	$(732)	$(2,779)	$(1,834)

As of April 27, 2013, unrecognized compensation expense related to stock options, RSUs and target Performance RSUs was $6.1 million, $6.0 million and $9.9 million, respectively. The Company may recognize an additional $12.1 million in compensation expense related to Performance RSUs if the maximum amount of restricted share units are earned based on certain performance goals being met. Any compensation expense previously recognized with respect to Performance RSUs will be reversed to the extent the performance goals are not met. Unrecognized compensation expense related to stock options, RSUs and Performance RSUs will be recognized over a weighted-average period of 2.2, 3.1 and 1.4 years, respectively, which is the weighted average remaining contractual term for RSUs and Performance RSUs.

 Stock Options - The following table summarizes stock option award activity during the nine months ended April 27, 2013:

	Stock Options
	Shares	Weighted Average Exercise Price

Outstanding as of July 28, 2012	3,298,747	$17.08
Granted	144,155	$18.47
Options exercised	(342,294)	$10.26
Forfeited or cancelled	(120,670)	$24.16
Outstanding as of April 27, 2013	2,979,938	$17.65

Exercisable options as of April 27, 2013	2,087,683	$19.25

RSUs and Performance RSUs - The following table summarizes RSU and Performance RSU activity during the nine months ended April 27, 2013:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price

Outstanding as of July 28, 2012	222,760	$14.49	774,264	$18.76
Granted	329,001	$18.36	831,390	$18.08
Share units vested	(90,017)	$12.79	(137,432)	$18.23
Forfeited or cancelled	(71,904)	$17.71	(150,388)	$18.34
Outstanding as of April 27, 2013	389,840	$17.49	1,317,834	$18.44

Included in the RSU shares granted during the nine months ended April 27, 2013 was approximately 219,000 shares at an average grant price of $18.29 to employees of the Acquired Subsidiaries as of the date of acquisition. The Performance RSUs in the above table represent the maximum number of awards that could vest, which is two hundred percent of the target awards. Accordingly, the target amount of Performance RSUs outstanding as of April 27, 2013 was 658,917. During the nine months ended April 27, 2013, 137,432 Performance RSUs outstanding as of July 28, 2012 were cancelled due to certain fiscal 2012 performance criteria not being met.

15. Related Party Transactions

The Company leases administrative offices from entities related to officers of certain of the Company’s subsidiaries. The total expense under these arrangements was $0.5 million and $0.4 million for the three months ended April 27, 2013 and April 28, 2012, respectively, and $1.3 million and $1.2 million for the nine months ended April 27, 2013 and April 28, 2012, respectively. Additionally, amounts paid for subcontracting services to entities related to officers of certain of the Company’s subsidiaries were $0.1 million and $0.3 million for the three months ended April 27, 2013 and April 28, 2012, respectively, and $0.4 million and $0.3 million for the nine months ended April 27, 2013 and April 28, 2012, respectively.

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

Employee Benefit Plans

Certain of the Company's subsidiaries, including the Acquired Subsidiaries, participate in multiemployer benefit pension plans under the terms of collective-bargaining agreements. The Company's contributions were $0.8 million and $2.6 million during the three and nine months ended April 27, 2013, respectively. The risks of participating in a multiemployer defined benefit pension plan are different from single-employer plans in the following aspects: (a) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be inherited by the remaining participating employers; and (c) if the Company chooses to stop participating in the Multi-Employer Plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
Performance Bonds and Guarantees

The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of April 27, 2013, the Company had $434.4 million of outstanding performance and other surety contract bonds. The estimated cost to complete projects secured by the Company's outstanding performance and other surety contract bonds was approximately $149.2 million as of April 27, 2013. No events have occurred in which the customers have exercised their rights under the bonds.

The Company has periodically guaranteed certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit

The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize the Company’s obligations to its insurance carriers in connection with the settlement of potential claims. As of April 27, 2013 and July 28, 2012, the Company had $46.7 million and $38.5 million, respectively, of outstanding standby letters of credit issued under the Credit Agreement.

17. Concentration of Credit Risk

The Company’s customer base is highly concentrated. The top five customers accounted for approximately 58.6% and 59.1% of its total revenues for the nine months ended April 27, 2013 and April 28, 2012, respectively. AT&T Inc. ("AT&T"), CenturyLink, Inc. ("CenturyLink"), Comcast Corporation ("Comcast"), and Verizon Communications, Inc. ("Verizon")

represent a significant portion of the Company’s customer base and each were over 10% of total revenue during the three or nine months ended April 27, 2013 or April 28, 2012 as reflected in the following table:

	For the Three Months Ended		For the Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
AT&T	17.4%	13.4%	15.0%	14.1%
CenturyLink	14.3%	13.0%	14.3%	13.6%
Comcast	10.1%	12.5%	11.2%	12.7%
Verizon	8.9%	11.1%	9.3%	11.0%

The Company believes that none of its significant customers were experiencing financial difficulties that would materially impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of April 27, 2013. Customers representing 10% or more of combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings as of April 27, 2013 or July 28, 2012 had the following outstanding balances and the related percentage of the Company’s total outstanding balances:

	April 27, 2013		July 28, 2012
	Amount	% of Total	Amount	% of Total
		(Dollars in millions)
AT&T	$53.3	12.7%	$24.7	9.2%
CenturyLink	$51.8	12.4%	$47.6	17.7%
Verizon	$41.6	10.0%	$30.5	11.3%
Windstream Corporation	$61.8	14.8%	$35.4	13.2%

18. Supplemental Condensed Consolidating Financial Statements

As of April 27, 2013, the outstanding aggregate principal amount of the Company’s 2021 Notes was $277.5 million, comprised of $187.5 million and $90.0 million in principal amount issued in fiscal 2011 and the second quarter of fiscal 2013, respectively. The 2021 Notes were issued by Dycom Investments, Inc., a wholly-owned subsidiary of the Company. See Note 10, Debt, for further information regarding the Company's debt financing. The following condensed consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. ("Parent") on a parent only basis, (ii) Dycom Investments, Inc. ("the Issuer"), (iii) the guarantor subsidiaries for the 2021 Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The condensed consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. Intercompany charges (income) between the Parent and subsidiaries are recognized in the condensed consolidating financial statements during the period incurred and the settlement of intercompany balances is reflected in the condensed consolidating statement of cash flows based on the nature of the underlying transactions.

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) APRIL 27, 2013

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$17,631	$616	$—	$18,247
Accounts receivable, net	—	—	232,575	1,462	—	234,037
Costs and estimated earnings in excess of billings	—	—	182,976	944	—	183,920
Inventories	—	—	35,047	—	—	35,047
Deferred tax assets, net	2,742	—	13,984	299	(403)	16,622
Income taxes receivable	907	—	—	—	—	907
Other current assets	5,342	25	7,084	563	—	13,014
Total current assets	8,991	25	489,297	3,884	(403)	501,794

PROPERTY AND EQUIPMENT, NET	13,340	—	160,251	15,554	—	189,145
GOODWILL	—	—	260,708	—	—	260,708
INTANGIBLE ASSETS, NET	—	—	127,252	—	—	127,252
DEFERRED TAX ASSETS, NET NON-CURRENT	—	63	15,672	532	(16,267)	—
INVESTMENT IN SUBSIDIARIES	754,974	1,452,399	—	—	(2,207,373)	—
INTERCOMPANY RECEIVABLES	—	—	628,514	—	(628,514)	—
OTHER	9,095	6,502	2,584	113	—	18,294
TOTAL NON-CURRENT ASSETS	777,409	1,458,964	1,194,981	16,199	(2,852,154)	595,399
TOTAL ASSETS	$786,400	$1,458,989	$1,684,278	$20,083	$(2,852,557)	$1,097,193

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,209	$—	$61,685	$615	$—	$64,509
Current portion of debt	7,031	—	—	—	—	7,031
Billings in excess of costs and estimated earnings	—	—	12,370	—	—	12,370
Accrued insurance claims	83	—	28,014	132	—	28,229
Deferred tax liabilities	—	248	77	78	(403)	—
Other accrued liabilities	6,516	5,936	50,879	1,577	—	64,908
Total current liabilities	15,839	6,184	153,025	2,402	(403)	177,047

LONG-TERM DEBT	152,407	281,194	—	—	—	433,601
ACCRUED INSURANCE CLAIMS	—	—	26,237	157	—	26,394
DEFERRED TAX LIABILITIES, NET NON-CURRENT	1,077	—	60,892	989	(16,267)	46,691
INTERCOMPANY PAYABLES	205,290	416,637	—	6,587	(628,514)	—
OTHER LIABILITIES	2,964	—	1,670	3	—	4,637
Total liabilities	377,577	704,015	241,824	10,138	(645,184)	688,370
Total stockholders' equity	408,823	754,974	1,442,454	9,945	(2,207,373)	408,823
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$786,400	$1,458,989	$1,684,278	$20,083	$(2,852,557)	$1,097,193

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET JULY 28, 2012

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$51,563	$1,018	$—	$52,581
Accounts receivable, net	—	—	140,426	1,362	—	141,788
Costs and estimated earnings in excess of billings	—	—	125,869	1,452	—	127,321
Inventories	—	—	26,274	—	—	26,274
Deferred tax assets, net	2,390	—	13,566	80	(403)	15,633
Income taxes receivable	4,884	—	—	—	—	4,884
Other current assets	2,211	10	5,458	787	—	8,466
Total current assets	9,485	10	363,156	4,699	(403)	376,947

PROPERTY AND EQUIPMENT, NET	9,671	—	133,145	15,431	—	158,247
GOODWILL	—	—	174,849	—	—	174,849
INTANGIBLE ASSETS, NET	—	—	49,773	—	—	49,773
DEFERRED TAX ASSETS, NET NON-CURRENT	—	65	9,341	1,085	(10,491)	—
INVESTMENT IN SUBSIDIARIES	734,451	1,425,451	—	—	(2,159,902)	—
INTERCOMPANY RECEIVABLES	—	—	860,758	54	(860,812)	—
OTHER	6,075	4,338	1,731	233	—	12,377
TOTAL NON-CURRENT ASSETS	750,197	1,429,854	1,229,597	16,803	(3,031,205)	395,246
TOTAL ASSETS	$759,682	$1,429,864	$1,592,753	$21,502	$(3,031,608)	$772,193

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,785	$—	$33,441	$597	$—	$36,823
Current portion of debt	—	—	74	—	—	74
Billings in excess of costs and estimated earnings	—	—	1,522	—	—	1,522
Accrued insurance claims	588	—	24,551	79	—	25,218
Deferred tax liabilities	—	249	84	70	(403)	—
Other accrued liabilities	5,054	565	43,772	1,535	—	50,926
Total current liabilities	8,427	814	103,444	2,281	(403)	114,563

LONG-TERM DEBT	—	187,500	—	—	—	187,500
ACCRUED INSURANCE CLAIMS	708	—	22,815	68	—	23,591
DEFERRED TAX LIABILITIES, NET NON-CURRENT	1,020	—	57,140	1,868	(10,491)	49,537
INTERCOMPANY PAYABLES	353,713	507,099	—	—	(860,812)	—
OTHER LIABILITIES	2,883	—	1,185	3	—	4,071
Total liabilities	366,751	695,413	184,584	4,220	(871,706)	379,262
Total stockholders' equity	392,931	734,451	1,408,169	17,282	(2,159,902)	392,931
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$759,682	$1,429,864	$1,592,753	$21,502	$(3,031,608)	$772,193

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED APRIL 27, 2013

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract Revenues	$—	$—	$434,595	$2,772	$—	$437,367

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	355,231	2,433	—	357,664
General and administrative	10,195	147	24,597	3,266	—	38,205
Depreciation and amortization	754	—	22,538	1,239	—	24,531
Intercompany charges (income), net	(12,592)	—	12,981	(389)	—	—
Total	(1,643)	147	415,347	6,549	—	420,400

Interest expense, net	(1,643)	(4,963)	(31)	—	—	(6,637)
Other income, net	—	—	1,489	(12)	—	1,477

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	(5,110)	20,706	(3,789)	—	11,807

PROVISION (BENEFIT) FOR INCOME TAXES	—	(2,002)	8,095	(1,485)	—	4,608

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(3,108)	12,611	(2,304)	—	7,199

EQUITY IN EARNINGS OF SUBSIDIARIES	7,199	10,307	—	—	(17,506)	—

NET INCOME (LOSS)	$7,199	$7,199	$12,611	$(2,304)	$(17,506)	$7,199

Foreign currency translation gain	(21)	(21)	—	(21)	42	(21)
COMPREHENSIVE INCOME (LOSS)	$7,178	$7,178	$12,611	$(2,325)	$(17,464)	$7,178

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE NINE MONTHS ENDED APRIL 27, 2013

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract Revenues	$—	$—	$1,120,417	$9,563	$—	$1,129,980

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	907,881	8,366	—	916,247
General and administrative	33,504	442	63,492	8,419	—	105,857
Depreciation and amortization	2,134	—	54,793	3,733	—	60,660
Intercompany charges (income), net	(39,897)	—	40,971	(1,074)	—	—
Total	(4,259)	442	1,067,137	19,444	—	1,082,764

Interest expense, net	(3,941)	(12,607)	(34)	—	—	(16,582)
Other income, net	(318)	—	3,810	27	—	3,519

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	(13,049)	57,056	(9,854)	—	34,153

PROVISION (BENEFIT) FOR INCOME TAXES	—	(5,208)	22,772	(3,933)	—	13,631

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(7,841)	34,284	(5,921)	—	20,522

EQUITY IN EARNINGS OF SUBSIDIARIES	20,522	28,363	—	—	(48,885)	—

NET INCOME (LOSS)	$20,522	$20,522	$34,284	$(5,921)	$(48,885)	$20,522

Foreign currency translation gain	(8)	(8)	—	(8)	16	(8)
COMPREHENSIVE INCOME (LOSS)	$20,514	$20,514	$34,284	$(5,929)	$(48,869)	$20,514

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED APRIL 28, 2012

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$293,521	$2,582	$—	$296,103

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	239,251	2,135	—	241,386
General and administrative	7,476	128	16,899	2,453	—	26,956
Depreciation and amortization	792	—	13,637	1,132	—	15,561
Intercompany charges (income), net	(9,016)	—	8,906	110	—	—
Total	(748)	128	278,693	5,830	—	283,903

Interest income (expense), net	(764)	(3,416)	2	—	—	(4,178)
Other income, net	16	—	7,001	610	—	7,627

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	(3,544)	21,831	(2,638)	—	15,649

PROVISION (BENEFIT) FOR INCOME TAXES	—	(1,349)	8,350	(997)	—	6,004

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(2,195)	13,481	(1,641)	—	9,645

EQUITY IN EARNINGS OF SUBSIDIARIES	9,645	11,840	—	—	(21,485)	—

NET INCOME (LOSS)	$9,645	$9,645	$13,481	$(1,641)	$(21,485)	$9,645

Foreign currency translation gain	90	90	—	90	(180)	90
COMPREHENSIVE INCOME (LOSS)	$9,735	$9,735	$13,481	$(1,551)	$(21,665)	$9,735

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE NINE MONTHS ENDED APRIL 28, 2012

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$871,613	$11,472	$—	$883,085

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	707,874	8,938	—	716,812
General and administrative	20,054	423	48,731	7,381	—	76,589
Depreciation and amortization	2,347	—	41,190	3,522	(12)	47,047
Intercompany charges (income), net	(24,682)	—	23,950	732	—	—
Total	(2,281)	423	821,745	20,573	(12)	840,448

Interest income (expense), net	(2,303)	(10,243)	18	—	—	(12,528)
Other income, net	22	—	12,415	506	—	12,943

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	(10,666)	62,301	(8,595)	12	43,052

PROVISION (BENEFIT) FOR INCOME TAXES	—	(4,181)	24,500	(3,363)	—	16,956

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(6,485)	37,801	(5,232)	12	26,096

EQUITY IN EARNINGS OF SUBSIDIARIES	26,096	32,581	—	—	(58,677)	—

NET INCOME (LOSS)	$26,096	$26,096	$37,801	$(5,232)	$(58,665)	$26,096

Foreign currency translation loss	(54)	(54)	—	(54)	108	(54)
COMPREHENSIVE INCOME (LOSS)	$26,042	$26,042	$37,801	$(5,286)	$(58,557)	$26,042

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED APRIL 27, 2013

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$1,715	$(2,198)	$93,601	$(1,791)	$—	$91,327

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(318,984)	—	—	(318,984)
Capital expenditures	(6,992)	—	(35,165)	(3,586)	—	(45,743)
Proceed from sale of assets	—	—	4,412	55	—	4,467
Return of capital from subsidiaries	—	1,816	—	—	(1,816)	—
Investment in subsidiaries	—	(400)	—	—	400	—
Changes in restricted cash	(31)	—	—	—	—	(31)
Net cash used in (provided by) investing activities	(7,023)	1,416	(349,737)	(3,531)	(1,416)	(360,291)

Cash flows from financing activities:
Proceeds from issuance of 7.125% senior subordinated notes due 2021, (including $3.8 million premium on issuance)	—	93,825	—	—	—	93,825
Proceeds from Term Loan on Senior Credit Agreement	125,000	—	—	—	—	125,000
Proceeds from borrowings on Senior Credit Agreement	310,500	—	—	—	—	310,500
Principal payments on Senior Credit Agreement	(276,063)	—	—	—	—	(276,063)
Debt issuance costs	(4,158)	(2,581)	—	—	—	(6,739)
Repurchases of common stock	(15,203)	—	—	—	—	(15,203)
Exercise of stock options and other	3,511	—	—	—	—	3,511
Restricted stock tax withholdings	(885)	—	—	—	—	(885)
Excess tax benefit from share-based awards	758	—	—	—	—	758
Principal payments on capital lease obligations	—	—	(74)	—	—	(74)
Intercompany funding	(138,152)	(90,462)	222,278	4,920	1,416	—
Net cash provided by financing activities	5,308	782	222,204	4,920	1,416	234,630

Net increase (decrease) in cash and equivalents	—	—	(33,932)	(402)	—	(34,334)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	51,563	1,018	—	52,581

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$17,631	$616	$—	$18,247

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED APRIL 28, 2012

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$734	$(3,178)	$71,636	$(739)	$—	$68,453

Cash flows from investing activities:
Capital expenditures	(2,411)	—	(56,832)	(3,547)	—	(62,790)
Proceeds from sale of assets	—	—	14,980	5,548	—	20,528
Changes in restricted cash	550	—	—	—	—	550
Capital contributions to subsidiaries, net	—	6,088	—	—	(6,088)	—
Net cash provided by (used in) investing activities	(1,861)	6,088	(41,852)	2,001	(6,088)	(41,712)

Cash flows from financing activities:
Repurchases of common stock	(10,942)	—	—	—	—	(10,942)
Exercise of stock options and other	5,299	—	—	—	—	5,299
Restricted stock tax withholdings	(329)	—	—	—	—	(329)
Principal payments on capital lease obligations	—	—	(186)	—	—	(186)
Excess tax benefit from share-based awards	1,361	—	—	—	—	1,361
Intercompany funding	5,738	(2,910)	(8,853)	(63)	6,088	—
Net cash provided by (used in) financing activities	1,127	(2,910)	(9,039)	(63)	6,088	(4,797)

Net increase in cash and equivalents	—	—	20,745	1,199	—	21,944

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	44,608	158	—	44,766

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$65,353	$1,357	$—	$66,710

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

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, including any documents incorporated by reference or deemed to be incorporated by reference herein, contains "forward-looking statements," which are statements relating to future events, future financial performance, strategies, expectations, and competitive environment. Words such as "outlook," "believe," "expect," "anticipate," "estimate," "intend," "forecast," "may," "should," "could," "project" and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Acquisitions

On December 3, 2012, we acquired substantially all of the telecommunications infrastructure services subsidiaries (the "Acquired Subsidiaries") of Quanta Services, Inc. for $275.0 million in cash plus an adjustment of approximately $40.4 million for working capital received in excess of a target amount and approximately $3.7 million for other specified items. The full purchase price of $319.0 million, net of cash acquired, was paid as of April 27, 2013, with the final payment of $4.2 million made during the third quarter of fiscal 2013. The acquisition was funded through a combination of borrowings under a new $400 million credit facility and cash on hand. On December 12, 2012, our wholly-owned subsidiary, Dycom Investments, Inc., issued $90.0 million of 7.125% senior subordinated notes due 2021 (the "2021 Notes") and used the net proceeds to repay approximately $90.0 million of the credit facility borrowings.

We recognized approximately $6.5 million of acquisition costs during the nine months ended April 27, 2013, which are included within general and administrative expenses in our condensed consolidated statements of operations. Additionally, we incurred approximately $1.4 million and $2.3 million in integration costs during the three and nine months ended April 27, 2013, which are also included within general and administrative expense.

The Acquired Subsidiaries provide specialty contracting services, including engineering, construction, maintenance and installation services to telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. Principal business facilities are located in Arizona, California, Florida, Georgia, Minnesota, New York, Pennsylvania, and Washington. On a combined basis, the businesses operate in 49 states serving over 300 individual customers. We believe that the acquisition strengthens our customer base, geographic scope and technical services offerings. In addition, it reinforces our rural engineering and construction capabilities, wireless construction resources, and broadband construction competencies. We expect the acquisition to enhance the efficiency of the Company's operating scale.

The purchase price of the Acquired Subsidiaries has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the acquisition date. Purchase price in excess of fair value of the net tangible and identifiable intangible assets acquired has been allocated to goodwill. The purchase price allocation is based on information regarding the fair value of assets acquired and liabilities assumed as of the date of acquisition and is preliminary. We determined the fair values used in the purchase price allocation for intangible assets with the assistance of an independent valuation specialist based on historical data, estimated discounted future cash flows, contract backlog amounts and expected royalty rates for trademarks and trade names among other information. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but at that time was unknown, may become known to us during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill. The allocation of the purchase price is expected to be completed during the fourth quarter of fiscal 2013 when the valuations for intangible assets, property and equipment and other amounts are finalized. The results of operations from the Acquired Subsidiaries have been included in the condensed consolidated statements of operations since the date of acquisition.

Overview

We are a leading provider of specialty contracting services. These services, which are provided throughout the United States and in Canada, include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. For the nine months ended April 27, 2013, the percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 87.4%, 8.2%, and 4.4%, respectively.

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

A significant portion of our services are performed under master service agreements and other arrangements with customers that extend for periods of one or more years. We are currently party to numerous master service agreements generally having multiple agreements with each of our customers. Master service agreements generally contain customer-specified service requirements, such as discrete pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer's own employees, and use other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. The remainder of our services are provided pursuant to contracts for specific projects. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Short-term contracts for specific projects are generally three to four months in duration. A portion of our contracts include retainage provisions under which 5% to 10% of the contract invoicing may be withheld by the customer pending project completion.

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

The following table summarizes our revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	For the Three Months Ended		For the Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
Multi-year master service agreements	64.4%	70.2%	64.8%	70.4%
Other long-term contracts	12.6	11.2	11.9	10.3
Total long-term contracts	77.0%	81.4%	76.7%	80.7%

The percentage of revenue from long-term contracts varies between periods depending on the mix of work performed under our contracts. During the three and nine months ended April 27, 2013 a higher percentage of revenue was performed for services under short-term contracts as compared to the same periods in the prior year, primarily as a result of increased work performed for certain rural broadband customers. Additionally, during the nine month period ended April 27, 2013 we performed increased work for storm restoration services.

A significant portion of our revenue comes from several large customers. The following table reflects the percentage of total revenue from those customers who contributed at least 2.5% of our total revenue in the three or nine months ended April 27, 2013 or April 28, 2012:

	For the Three Months Ended		For the Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
AT&T Inc.	17.4%	13.4%	15.0%	14.1%
CenturyLink, Inc.	14.3%	13.0%	14.3%	13.6%
Comcast Corporation	10.1%	12.5%	11.2%	12.7%
Verizon Communications Inc.	8.9%	11.1%	9.3%	11.0%
Windstream Corporation	8.3%	9.0%	8.8%	7.7%
Charter Communications, Inc.	5.4%	7.2%	6.1%	6.5%
Time Warner Cable Inc.*	4.3%	4.1%	4.5%	4.8%

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

General and administrative expenses include costs of management personnel and administrative overhead at our subsidiaries, as well as our corporate costs. These costs primarily consist of employee compensation and related expenses, including stock-based compensation, legal, consulting and professional fees, information technology and development costs, provision for or recoveries of bad debt expense, and other costs that are not directly related to the performance of our services under customer contracts. We recognized approximately $6.5 million of acquisition costs for the nine months ended April 27, 2013 which are included within general and administrative expenses. Additionally, we incurred approximately $1.4 million and $2.3 million of integration costs for the three and nine months ended April 27, 2013, respectively, in connection with the acquisition of the Acquired Subsidiaries, which are also included within general and administrative expenses.

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

We grant credit under normal payment terms, generally without collateral, to our customers. These customers primarily consist of telephone companies, cable television multiple system operators and electric and gas utilities. With respect to a portion of the services provided to these customers, we have certain statutory lien rights which may, in certain circumstances, enhance our collection efforts. Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks. These risks may be heightened as a result of economic uncertainty and market volatility. In the past, some of our customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose us to increased risks related to the collectability of amounts due for services performed. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our trade accounts receivable and costs in excess of billings as of April 27, 2013.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported therein and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to recognition of revenue for costs and estimated earnings in excess of billings, the fair value of reporting units for goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, preliminary purchase price allocations of businesses acquired in December 2012, income taxes, accrued insurance claims, asset lives used in computing depreciation and amortization, allowance for doubtful accounts, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no changes to our critical accounting policies and estimates in the three or nine months ended April 27, 2013. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended July 28, 2012 for further information regarding our critical accounting policies and estimates.

Results of Operations

The Company uses a fiscal year ending on the last Saturday in July. On December 3, 2012, we acquired substantially all of the telecommunications infrastructure services subsidiaries of Quanta Services, Inc. The Acquired Subsidiaries have been included in the condensed consolidated statements of operations since the date of acquisition. The following table sets forth, as a percentage of revenues earned, our condensed consolidated statements of operations for the periods indicated (totals may not add due to rounding)

	For the Three Months Ended				For the Nine Months Ended
	April 27, 2013		April 28, 2012		April 27, 2013		April 28, 2012
	(Dollars in millions)
Revenues	$437.4	100.0%	$296.1	100.0%	$1,130.0	100.0%	$883.1	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	357.7	81.8	241.4	81.5	916.2	81.1	716.8	81.2
General and administrative	38.2	8.7	27.0	9.1	105.9	9.4	76.6	8.7
Depreciation and amortization	24.5	5.6	15.6	5.3	60.7	5.4	47.0	5.3
Total	420.4	96.1	283.9	95.9	1,082.8	95.8	840.4	95.2
Interest expense, net	(6.6)	(1.5)	(4.2)	(1.4)	(16.6)	(1.5)	(12.5)	(1.4)
Other income, net	1.5	0.3	7.6	2.6	3.5	0.3	12.9	1.5
Income before income taxes	11.8	2.7	15.6	5.3	34.1	3.0	43.1	4.9
Provision for income taxes	4.6	1.1	6.0	2.0	13.6	1.2	17.0	1.9
Net income	$7.2	1.6%	$9.6	3.3%	$20.5	1.8%	$26.1	3.0%

Revenues. The following table presents information regarding total revenues by type of customer for the three months ended April 27, 2013 and April 28, 2012 (totals may not add due to rounding):

	For the Three Months Ended
	April 27, 2013		April 28, 2012			%
	Revenue	% of Total	Revenue	% of Total	Increase (decrease)	Increase (decrease)
	(Dollars in millions)
Telecommunications	$385.0	88.0%	$256.1	86.5%	$128.9	50.3%
Underground facility locating	32.0	7.3	32.4	10.9	(0.3)	(1.1)
Electric and gas utilities and other customers	20.4	4.7	7.6	2.6	12.8	167.3
Total contract revenues	$437.4	100.0%	$296.1	100.0%	$141.3	47.7%

Revenues increased $141.3 million, or 47.7%, during the three months ended April 27, 2013 as compared to the three months ended April 28, 2012. Of this increase, $122.9 million was generated by businesses acquired in December 2012.

The following table presents total revenues by type of customer for the three months ended April 27, 2013 and April 28, 2012, excluding the amounts attributed to the businesses acquired.

	For the Three Months Ended
	April 27, 2013	April 28, 2012
	Revenue	Revenue	Increase (decrease)	Increase (decrease)
	(Dollars in millions)
Telecommunications	$274.6	$256.1	$18.5	7.2%
Underground facility locating	31.5	32.4	(0.9)	(2.7)
Electric and gas utilities and other customers	8.4	7.6	0.8	10.5
	$314.5	$296.1	$18.4	6.2%
Revenues from businesses acquired in December 2012	122.9	—	122.9	*
Total contract revenues	$437.4	$296.1	$141.3	47.7%
* Not meaningful.

Revenues from specialty construction services provided to telecommunications companies, excluding amounts attributed to businesses acquired in December 2012, increased 7.2%, or $18.5 million, to $274.6 million during the three months ended April 27, 2013 compared to $256.1 million during the three months ended April 28, 2012. Revenues increased approximately $35.0 million for a significant customer including services performed for its wireless network under contracts entered into during fiscal 2012. For three leading cable multiple system operators, there was a $7.5 million increase for maintenance and construction services, including services to provision fiber to small and medium businesses as well as network upgrades. These increases were partially offset by a decrease in revenue of $7.3 million for a telephone customer from decreases in services provided under existing contracts and for broadband stimulus initiatives.  Additionally, we experienced a decrease in revenue of $4.4 million for a significant telephone customer as a result of reduced spending in the current period as compared to the prior year period. Other telecommunications customers had net decreases in revenue of $12.3 million for the three months ended April 27, 2013, primarily as a result of decreases in services performed for certain rural telephone customers as compared to the three months ended April 28, 2012.

Revenues from underground facility locating customers, excluding amounts attributed to businesses acquired in December 2012, decreased 2.7% to $31.5 million during the three months ended April 27, 2013 compared to $32.4 million during the three months ended April 28, 2012. The decrease is primarily due to reduced work from current customers.

Revenues from electric and gas utilities and other construction and maintenance customers, excluding amounts attributed to businesses acquired in December 2012, increased to $8.4 million during the three months ended April 27, 2013 compared to $7.6 million during the three months ended April 28, 2012. The increase was primarily attributable to increases in work performed for several gas companies and electric utilities during the three months ended April 27, 2013 as compared to the prior year period.

The following table presents information regarding total revenues by customer for the nine months ended April 27, 2013 and April 28, 2012 (totals may not add due to rounding):

	For the Nine Months Ended
	April 27, 2013		April 28, 2012			%
	Revenue	% of Total	Revenue	% of Total	Increase (decrease)	Increase (decrease)
	(Dollars in millions)
Telecommunications	$988.1	87.4%	$744.3	84.3%	$243.8	32.8%
Underground facility locating	92.5	8.2	96.2	10.9	(3.7)	(3.9)
Electric and gas utilities and other customers	49.4	4.4	42.5	4.8	6.8	16.0
Total contract revenues	$1,130.0	100.0%	$883.1	100.0%	$246.9	28.0%

Revenues increased $246.9 million, or 28.0%, during the nine months ended April 27, 2013 as compared to the nine months ended April 28, 2012. Of this increase, $198.8 million was generated by businesses acquired in December 2012.

The following table presents total revenues by type of customer for the nine months ended April 27, 2013 and April 28, 2012, excluding the amounts attributed to the businesses acquired.

	For the Nine Months Ended
	April 27, 2013	April 28, 2012		%
	Revenue	Revenue	Increase (decrease)	Increase (decrease)
	(Dollars in millions)
Telecommunications	$809.3	$744.3	$65.0	8.7%
Underground facility locating	91.8	96.2	(4.4)	(4.6)
Electric and gas utilities and other customers	30.1	42.5	(12.5)	(29.3)
	$931.2	$883.1	$48.1	5.4%
Revenues from businesses acquired in December 2012	198.8	—	198.8	*
Total contract revenues	$1,130.0	$883.1	$246.9	28.0%
* Not meaningful.

Revenues from specialty construction services provided to telecommunications companies, excluding amounts attributed to businesses acquired in December 2012, increased 8.7%, or $65.0 million, to $809.3 million during the nine months ended April 27, 2013 compared to $744.3 million during the nine months ended April 28, 2012. Of this increase, $13.0 million was revenue from higher storm restoration services in fiscal 2013. Excluding revenue earned from storm restoration services of $16.7 million and $3.7 million for the nine months ended April 27, 2013 and April 28, 2012, respectively, revenues increased approximately $41.8 million for a significant customer including services performed for its wireless network under contracts entered into during fiscal 2012. Revenues increased $19.9 million for three leading cable multiple system operators for maintenance and construction services, including services to provision fiber to small and medium businesses as well as network upgrades. Revenues also increased $10.3 million for another cable multiple system operator enhancing its fiberoptic construction services. Additionally, revenues increased $9.1 million for a telephone customer which is expanding and enhancing its broadband services related to rural access lines it acquired and for broadband stimulus initiatives. These increases were partially offset by a decrease in revenue of $9.3 million for a significant telephone customer as a result of reduced spending in the current period as compared to the prior year period. Other telecommunications customers had net decreases of $19.8 million for the nine months ended April 27, 2013 as compared to the nine months ended April 28, 2012.

Revenues from underground facility locating customers, excluding amounts attributed to businesses acquired in December 2012, decreased 4.6% to $91.8 million during the nine months ended April 27, 2013 compared to $96.2 million during the nine months ended April 28, 2012. The decrease primarily resulted from a contract that ended during the second quarter of fiscal 2012.

Revenues from electric and gas utilities and other construction and maintenance customers, excluding amounts attributed to businesses acquired in December 2012, decreased to $30.1 million during the nine months ended April 27, 2013 compared to $42.5 million during the nine months ended April 28, 2012. The decrease was primarily attributable to decreases in work performed for several gas companies and electric utilities during the nine months ended April 27, 2013 as compared to the prior year period.

Costs of Earned Revenues. Costs of earned revenues increased to $357.7 million during the three months ended April 27, 2013 compared to $241.4 million during the three months ended April 28, 2012. The increase was primarily due to a higher level of operations during the three months ended April 27, 2013, including costs of the Acquired Subsidiaries. The primary components of the total increase was a $79.6 million aggregate increase in direct labor and independent subcontractor costs, a $14.8 million increase in direct material costs, and a $21.9 million increase in other direct costs.

Costs of earned revenues as a percentage of contract revenues increased 0.3% for the three months ended April 27, 2013 as compared to the three months ended April 28, 2012. Direct material costs as a percentage of total revenue increased 0.4% during the three months ended April 27, 2013 as compared to the prior period as our mix of work included a higher level of projects where we provided materials to the customer. Other direct costs increased 1.2% as a percentage of total revenue compared to the three months ended April 28, 2012 primarily as a result of the mix of work performed and increased equipment related costs as compared to the same period last year. Offsetting these increases, labor and subcontractor costs as a percentage of total revenue decreased 0.8% as compared to the same period last year. Additionally, fuel costs decreased 0.5% as a percentage of total revenue during the three months ended April 27, 2013 as compared to the three months ended April 28, 2012.

Costs of earned revenues increased to $916.2 million during the nine months ended April 27, 2013 compared to $716.8 million during the nine months ended April 28, 2012. The increase was primarily due to a higher level of operations during the nine months ended April 27, 2013, including costs of the Acquired Subsidiaries since their acquisition on December 3, 2012. The primary components of the total increase was a $144.3 million aggregate increase in direct labor and independent subcontractor costs, a $20.9 million increase in direct material costs, and a $34.2 million increase in other direct costs.

Costs of earned revenues as a percentage of contract revenues decreased 0.1% for the nine months ended April 27, 2013 as compared to the nine months ended April 28, 2012. Fuel costs decreased 0.3% as a percentage of total revenue during the nine months ended April 27, 2013 as compared to the nine months ended April 28, 2012. In addition, direct material costs as a percentage of total revenue decreased 0.1%. Offsetting the decreases, other direct costs increased 0.3% as a percentage of total revenue primarily as a result of the mix of work performed and increased equipment and claims related costs as compared to the same period last year. There were no changes in total labor and subcontractor costs as a percentage of total revenue for the nine months ended April 27, 2013 as compared to the nine months ended April 28, 2012.

General and Administrative Expenses. General and administrative expenses increased to $38.2 million during the three months ended April 27, 2013 as compared to $27.0 million for the three months ended April 28, 2012. General and administrative expenses as a percentage of contract revenues were 8.7% and 9.1% for the three months ended April 27, 2013 and April 28, 2012, respectively. The increase in total general and administrative expenses for the three months ended April 27, 2013 resulted primarily from the general and administrative costs of the Acquired Subsidiaries since acquisition and approximately $1.4 million of integration costs during the third quarter of fiscal 2013. Stock-based compensation increased to $2.5 million during the three months ended April 27, 2013 from $1.9 million during the three months ended April 28, 2012. Other increases in general and administrative expenses were increased payroll expenses as a result of growth of operations and higher professional fees for legal and accounting services.

General and administrative expenses increased $29.3 million to $105.9 million during the nine months ended April 27, 2013 as compared to $76.6 million for the nine months ended April 28, 2012. General and administrative expenses as a percentage of contract revenues were 9.4% and 8.7% for the nine months ended April 27, 2013 and April 28, 2012, respectively. The increase in total general and administrative expenses for the nine months ended April 27, 2013 resulted primarily from the general and administrative costs of the Acquired Subsidiaries since acquisition and approximately $6.5 million and $2.3 million of acquisition and integration costs, respectively, during the nine months ended April 27, 2013. Stock-based compensation increased to $7.3 million during the nine months ended April 27, 2013 from $4.9 million during the nine months ended April 28, 2012. Other increases in general and administrative expenses were increased payroll and incentive expenses as a result of growth of operations and improved operating results, and higher professional fees for legal and accounting services.

Depreciation and Amortization. Depreciation and amortization increased to $24.5 million during the three months ended April 27, 2013 from $15.6 million during the three months ended April 28, 2012 and totaled 5.6% and 5.3% as a percentage of contract revenues during the current and prior year quarter, respectively. Depreciation and amortization increased to $60.7 million during the nine months ended April 27, 2013 from $47.0 million during the nine months ended April 28, 2012 and totaled 5.4% and 5.3% as a percentage of contract revenues during the nine months ended April 27, 2013 and April 28, 2012, respectively. The increase in depreciation and amortization expense for both the three and nine months ended April 27, 2013 is a result of the addition of fixed assets and amortizing intangibles relating to the Acquired Subsidiaries since acquisition on December 3, 2012. These increases were partially offset by certain fixed assets becoming fully depreciated in fiscal 2012 and 2013.

Interest Expense, Net. Interest expense, net was $6.6 million and $4.2 million during the three months ended April 27, 2013 and April 28, 2012, respectively. Interest expense, net increased to $16.6 million during the nine months ended April 27, 2013 as compared to $12.5 million during the nine months ended April 28, 2012. The increase for the three and nine month periods ended April 27, 2013 reflects higher debt balances outstanding during the current period primarily related to the financing of the purchase of the Acquired Subsidiaries. The additional debt includes $90.0 million in 7.125% senior subordinated notes due 2021 issued on December 12, 2012, as well as outstanding amounts during the period under our new five-year credit agreement (the "Credit Agreement"). The additional interest cost on incremental debt was partially offset by lower cost of debt related to replacement of our Credit Agreement during fiscal 2013.

Other Income, Net. Other income decreased to $1.5 million during the three months ended April 27, 2013 from $7.6 million during the three months ended April 28, 2012 and decreased to $3.5 million during the nine months ended April 27, 2013 from $12.9 million during the nine months ended April 28, 2012. The decreases in other income were primarily a function of the number of assets sold and prices obtained for those assets during the current period. Additionally, we recognized $0.3 million in write-off of deferred financing costs during the nine months ended April 27, 2013 in connection with the replacement of our previous credit facility in December 2012.

Income Taxes. The following table presents our income tax expense and effective income tax rate for the three and nine months ended April 27, 2013 and April 28, 2012:

	For the Three Months Ended		For the Nine Months Ended
	April 27, 2013	April 28, 2012	April 27, 2013	April 28, 2012
	(Dollars in millions)
Income tax provision	$4.6	$6.0	$13.6	$17.0
Effective income tax rate	39.0%	38.4%	39.9%	39.4%

Our effective income tax rate differs from the statutory rates for the tax jurisdictions where we operate. Variations in our effective income tax rate for the three and nine months ended April 27, 2013 and April 28, 2012 are primarily attributable to the impact of non-deductible and non-taxable items, disqualifying dispositions of incentive stock option exercises, and production-related tax credits recognized in relation to our pre-tax results during the period. Non-deductible and non-taxable items will generally have a reduced impact on the effective income tax rate in periods of greater pre-tax results. As of both April 27, 2013 and July 28, 2012, we had total unrecognized tax benefits of approximately $2.2 million which would reduce our effective tax rate during the periods recognized if it is determined that those liabilities are no longer required.

Net Income. Net income was $7.2 million during the three months ended April 27, 2013 as compared to $9.6 million during the three months ended April 28, 2012. Net income was $20.5 million during the nine months ended April 27, 2013 as compared to $26.1 million during the nine months ended April 28, 2012.

Liquidity and Capital Resources

Capital requirements. Historically, our sources of cash have been operating activities, long-term debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Our working capital needs vary based on our level of operations and generally increase with higher levels of revenue. Our working capital requirements are also impacted by the time it takes to collect our accounts receivable for work performed for customers. Cash and equivalents totaled $18.2 million at April 27, 2013 compared to $52.6 million at July 28, 2012. Working capital (total current assets less total current liabilities) was $324.7 million at April 27, 2013 compared to $262.4 million at July 28, 2012.

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

	For the Nine Months Ended
	April 27, 2013	April 28, 2012
	(Dollars in millions)
Net cash flows:
Provided by operating activities	$91.3	$68.5
Used in investing activities	$(360.3)	$(41.7)
Provided by (used in) financing activities	$234.6	$(4.8)

Cash from Operating Activities. During the nine months ended April 27, 2013, net cash provided by operating activities was $91.3 million. Significant non-cash items during the nine months ended April 27, 2013 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities provided $10.0 million of operating cash flow during the nine months ended April 27, 2013. The primary working capital sources of cash flow during the nine months ended April 27, 2013 were decreases in accounts receivable and net costs and estimated earnings in excess of billings of $20.9 million and $4.9 million, respectively, including amounts collected for balances from the Acquired Subsidiaries during the period. Additionally, net increases in income tax receivables was $5.4 million during the period due to the timing of payments.Working capital changes that used operating cash flow during the nine months ended April 27, 2013 were decreases in accounts payable of $11.6 million. Additionally, decreases in accrued liabilities, insurance claims and other liabilities used $7.1 million of cash flow primarily from amounts paid during the current year period for annual incentive compensation. Net increases in other current and other non-current assets combined used $2.4 million of operating cash flow during the nine months ended April 27, 2013 primarily for other pre-paid costs.

Based on average daily revenue during the applicable quarter, days sales outstanding calculated for accounts receivable, net was 49 days as of April 27, 2013 compared to 37 days as of April 28, 2012. Days sales outstanding calculated for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, were 36 days as of April 27, 2013 and 32 days as of April 28, 2012. These changes resulted from growth in operations during the three months ended April 27, 2013, the impact of generally higher days sales outstanding for the Acquired Subsidiaries and other changes in customer mix compared to fiscal 2012. We believe that none of our major customers were experiencing financial difficulties which would materially affect our cash flows or liquidity as of April 27, 2013.

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

Cash Used in Investing Activities. During the nine months ended April 27, 2013 and April 28, 2012, net cash used in investing activities was $360.3 million and $41.7 million, respectively. During the nine months ended April 27, 2013 we paid $319.0 million in connection with the acquisition of the Acquired Subsidiaries, net of cash acquierd. Additionally, during the nine months ended April 27, 2013 and April 28, 2012, capital expenditures of $45.7 million and $62.8 million, respectively, were offset in part by proceeds from the sale of assets of $4.5 million and $20.5 million, respectively. Restricted cash, primarily related to funding provisions of our insurance program, increased less than $0.1 million and decreased $0.6 million during the nine months ended April 27, 2013 and April 28, 2012, respectively.

Cash Provided by Financing Activities. Net cash provided by financing activities was $234.6 million during the nine months ended April 27, 2013 as compared to net cash used in financing activities of $4.8 million during the nine months ended April 28, 2012. During the nine months ended April 27, 2013, we received $93.8 million in gross proceeds from the issuance of long-term debt comprised of the issuance of an incremental $90.0 million in 2021 Notes and $3.8 million in premium received in connection with the issuance, $125.0 million in proceeds from our Credit Agreement term loan (the "Term Loan") and net borrowings under our Credit Agreement of $34.4 million. Additionally, during the nine months ended April 27, 2013, we paid $6.7 million of debt issuance costs in connection with the new Credit Agreement and issuance of the 2021 Notes.

We repurchased 1,047,000 shares of our common stock in open market transactions, at an average price of $14.52 per share, for approximately $15.2 million during the nine months ended April 27, 2013. During the nine months ended April 28, 2012, we repurchased 495,500 shares of common stock at an average price of $22.08 per share, in open market transactions for approximately $10.9 million. During the nine months ended April 27, 2013 and April 28, 2012, we withheld shares of restricted units and paid $0.9 million and $0.3 million, respectively, to tax authorities in order to meet payroll tax withholdings obligations on restricted units that vested to employees and certain officers during those periods. Additionally, we received $3.5 million and $5.3 million from the exercise of stock options during the nine months ended April 27, 2013 and April 28, 2012, respectively, and received excess tax benefits of $0.8 million and $1.4 million, primarily from the vesting of restricted stock units and exercises of stock options, during the nine months ended April 27, 2013 and April 28, 2012, respectively.

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

The Credit Agreement replaces our Credit Agreement, dated as of June 4, 2010 (the "Prior Credit Agreement"), which was due to expire in June 2015.  At the time of termination, there were no outstanding borrowings and all outstanding letters of credit were transferred to the Credit Agreement. We did not incur any material early termination penalties in connection with the termination of the Prior Credit Agreement. We recognized $0.3 million in write-off of deferred financing costs during the second quarter of fiscal 2013 in connection with the replacement of the Prior Credit Agreement.

Borrowings under the Credit Agreement (other than Swingline Loans (as defined in the Credit Agreement)) bear interest at a rate equal to either (a) the administrative agent's base rate, described in the Credit Agreement as the highest of (i) the administrative agent's prime rate, (ii) the Federal Funds Rate plus 0.50%, and (iii) a floating rate of interest equal to one month LIBOR plus 1.00%, or (b) the Eurodollar Rate, plus, in each case, an applicable margin based upon our consolidated leverage ratio. Swingline loans bear interest at a rate equal to the administrative agent's base rate plus a margin (the "Base Rate") based upon our consolidated leverage ratio. Until the delivery of an initial compliance certificate, borrowings are eligible for a margin of 1.0% for borrowings based on the administrative agent's base rate and 2.0% for borrowings based on the Eurodollar Rate. The payments under the Credit Agreement are guaranteed by substantially all of our subsidiaries and secured by the stock of each of the wholly-owned, domestic subsidiaries (subject to specified exceptions). We incur fees under the Credit Agreement for the unutilized commitments at rates that range from 0.25% to 0.40% per annum, fees for outstanding standby letters of credit at rates that range from 1.50% to 2.25% per annum and fees for outstanding commercial letters of credit at rates that range from 0.75% to 1.125% per annum, in each case based on our consolidated leverage ratio. As of April 27, 2013, $28.0 million of outstanding borrowings (and the Term Loan) were based on the Eurodollar Rate at a rate per annum of 2.21%. In addition, $8.0 million of borrowings were outstanding at the Base Rate at April 27, 2013 and were subsequently converted to a Eurodollar Rate borrowing. Unutilized commitments and outstanding standby letters of credit were at rates per annum of 0.35% and 2.0%, respectively.

The Term Loan is subject to annual amortization payable in equal quarterly installments of principal, with the first installment paid during the three months ended April 27, 2013. The remaining amortization for the Term Loan as of April 27, 2013 is as follows: $1.6 million during the fourth quarter of Fiscal 2013, $7.8 million during fiscal 2014, $10.9 million during fiscal 2015, $14.1 million during fiscal 2016, $17.2 million during fiscal 2017, and $71.8 million during fiscal 2018.

The Credit Agreement contains affirmative and negative covenants which are customary for similar credit agreements, including, without limitation, limitations on us and our subsidiaries with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, disposition of assets, sale-leaseback transactions, transactions with affiliates and capital expenditures. The Credit Agreement contains financial covenants which require us to (i) maintain a consolidated leverage ratio of not greater than (1) 3.50 to 1.00 for fiscal quarters ending April 27, 2013 through April 26, 2014, (2) 3.25 to 1.00 for fiscal quarters ending July 26, 2014 through April 25, 2015 and (3) 3.00 to 1.00 for fiscal quarters ending July 25, 2015 and each fiscal quarter thereafter, as measured on a trailing four quarter basis at the end of each fiscal quarter, and (ii) maintain a consolidated interest coverage ratio of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter.

On April 27, 2013 and July 28, 2012, the Company had $46.7 million and $38.5 million, respectively, of outstanding letters of credit issued under the Credit Agreement and Prior Credit Agreement, respectively. The outstanding letters of credit are issued as part of the Company's insurance program. At April 27, 2013 and July 28, 2012, the Company was in compliance with the financial covenants and had additional borrowing availability of $192.3 million and $186.5 million, respectively, as determined by the most restrictive covenants of the applicable agreement.

On July 28, 2012, Dycom Investments, Inc., one of our subsidiaries, had outstanding an aggregate principal amount of $187.5 million of 7.125% senior subordinated notes due 2021 that were issued under an indenture dated January 21, 2011 (the "Indenture"). On December 12, 2012, an additional $90.0 million in aggregate principal amount of 7.125% senior subordinated notes due 2021 were issued under the Indenture at 104.25% of the principal amount. The resulting debt premium of $3.8 million is being amortized to interest expense over the remaining term of the notes. The net proceeds of this issuance were used to repay a portion of the borrowings under our new credit facility. Holders of all $277.5 million aggregate principal amount of the 2021 Notes will vote as one series under the Indenture.

On April 27, 2013, $277.5 million in aggregate principal amount of 2021 Notes were outstanding under the Indenture. The 2021 Notes are guaranteed by substantially all of our subsidiaries. The indenture governing the 2021 Notes contains covenants that limit, among other things, our ability and the ability of our subsidiaries to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of our subsidiaries to pay dividends or make payments to us and our restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of its assets.

Contractual Obligations. The following tables set forth our outstanding contractual obligations, including related party leases, as of April 27, 2013:

	Less than 1 Year	Years 1-3	Years 3 - 5	Greater than 5 Years	Total
	(Dollars in thousands)
7.125% senior subordinated notes due 2021	$—	$—	$—	$277,500	$277,500
Credit Agreement - revolving borrowings	—	—	36,000	—	36,000
Credit Agreement - Term Loan	7,031	23,438	92,969	—	123,438
Fixed interest payments on long-term debt (a)	19,772	39,544	39,544	59,315	158,175
Operating lease obligations	15,363	17,294	6,833	2,911	42,401
Employment agreements	5,421	6,519	1,078	—	13,018
Purchase and other contractual obligations	2,531	—	—	—	2,531
Total	$50,118	$86,795	$176,424	$339,726	$653,063

(a) Includes interest payment on our $277.5 million principal amount outstanding 7.125% senior subordinated notes due 2021 and excludes any interest payments on our variable rate debt. Variable rate debt as of April 27, 2013 was comprised of $123.4 million outstanding on our Term Loan and $36.0 million in outstanding revolving borrowings under our Credit Agreement.

Purchase and other contractual obligations in the above table primarily represents obligations under agreements to purchase undelivered vehicles and equipment. We have excluded contractual obligations under the multiemployer defined pension plans that cover certain of our employees as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of April 27, 2013.

Our condensed consolidated balance sheet as of April 27, 2013 includes a long-term liability of approximately $26.4 million for accrued insurance claims. This liability has been excluded from the above table as the timing of any cash payments is uncertain. See Note 8, Accrued insurance Claims, of the Notes to our Condensed Consolidated Financial Statements for additional information regarding our accrued insurance claims liability.

The liability for unrecognized tax benefits for uncertain tax positions at both April 27, 2013 and July 28, 2012 was $2.2 million, and is included in other liabilities in our condensed consolidated balance sheet. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Off-Balance Sheet Arrangements. Performance Bonds and Guarantees - We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of April 27, 2013, we had $434.4 million of outstanding performance and other surety contract bonds. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $149.2 million as of April 27, 2013. No events have occurred in which the customers have exercised their rights under the bonds. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit - We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize our obligations to our insurance carriers in connection with the settlement of potential claims. As of April 27, 2013 and July 28, 2012 we had $46.7 million and $38.5 million, respectively, outstanding standby letters of credit issued under the Credit Agreement.

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

Our backlog totaled $2.003 billion and $1.565 billion at April 27, 2013 and July 28, 2012, respectively. We expect to complete 60.3% of the April 27, 2013 backlog during the next twelve months. The increase in backlog is partially due to incremental backlog of the Acquired Subsidiaries.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to interest rates on our cash and equivalents and our debt obligations. We monitor the effects of market changes on interest rates and manage interest rate risks by investing in short-term cash equivalents with market rates of interest and by maintaining a mix of fixed and variable rate debt obligations. A hypothetical 100 basis point increase in interest rates would result in an increase to annual earnings of approximately $0.2 million if our cash and equivalents held as of April 27, 2013 were to be fully invested in interest bearing financial instruments.

Our revolving credit facility permits borrowings at a variable rate of interest. On April 27, 2013, we had variable rate debt outstanding under the Credit Agreement of $36 million of revolver borrowings and a $123.4 million term loan. Interest related to the borrowings fluctuates based on LIBOR or the Base Rate of the bank administrative agent of the Credit Agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly increase or decrease by approximately $0.8 million annually. Additionally, outstanding long-term debt on April 27, 2013 included $277.5 million of principal amount of our senior subordinated notes due in 2021, which bear a fixed rate of interest of 7.125%. Due to the fixed rate of interest on the notes, changes in interest rates would not have an impact on the related interest expense. The fair value of the outstanding notes was approximately $301.3 million on April 27, 2013, based on quoted market prices, as compared to $281.2 million carrying value (both amounts include a $3.7 million debt premium). There exists market risk sensitivity on the fair value of the fixed rate notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the notes of approximately $8.7 million, calculated on a discounted cash flow basis.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of April 27, 2013, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of April 27, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 27, 2013, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and (2) accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

The SEC's general guidance permits the exclusion of an assessment of the effectiveness of a registrant's disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, we acquired substantially all of the telecommunications infrastructure services subsidiaries (the "Acquired Subsidiaries") on December 3, 2012. The Acquired Subsidiaries represent approximately 33.7% of our total assets (of which 15.3% represented goodwill and intangible assets) at April 27, 2013, and 17.6% of our total contract revenues for the nine months ended April 27, 2013, respectively. See Note 3, Acquisitions, of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the acquisition. Management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of April 27, 2013 excludes an assessment of the internal control over financial reporting of the Acquired Subsidiaries.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
Item 1. Legal Proceedings.

For a description of legal proceedings affecting the Company refer to Part 1, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended July 28, 2012. There were no material developments to the legal proceedings affecting the Company during the fiscal quarter ended April 27, 2013.

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

Item 1A. Risk Factors.

Our business is subject to a variety of risks and uncertainties. These risks are described elsewhere in this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission, including in Part I, Item 1A of our Annual Report on Form 10-K for the year ended July 28, 2012 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended January 26, 2013. The risks identified in such reports have not changed in any material respect.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the three months ended April 27, 2013, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the three months ended April 27, 2013, the Company did not purchase any of its common stock.

On March 15, 2012, the Board of Directors authorized $40.0 million to repurchase shares of the Company’s outstanding common stock to be made over eighteen months in open market or private transactions. All shares repurchased have been subsequently canceled. As of April 27, 2013, approximately $22.8 million remained authorized for repurchases through September 15, 2013.

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

101++**
Financial Statements from the Quarterly Report on Form 10-Q, for the quarter ended April 27, 2013, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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

DYCOM INDUSTRIES, INC.
Registrant

Date:	May 24, 2013	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date:	May 24, 2013	/s/ H. Andrew DeFerrari
Name: H. Andrew DeFerrari Title: Senior Vice President and Chief Financial Officer