Form 10-K
period 2013-07-27
DYCOM INDUSTRIES INC
filed 2013-09-13
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 27, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________
Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11770 US Highway 1, Suite 101, Palm Beach Gardens, Florida	33408
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (561) 627-7171

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.33 1/3 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ($ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock, par value $0.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange on January 26, 2013, was $688,599,652.

There were 33,295,803 shares of common stock with a par value of $0.33 1/3 outstanding at September 6, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which incorporated
Portions of the registrant’s Proxy Statement to be filed by November 24, 2013	Parts II and III

Such Proxy Statement, except for the portions thereof which have been specifically incorporated by reference, shall not be deemed "filed" as part of this Annual Report on Form 10-K.

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

You should not read forward-looking statements as a guarantee of future performance or results. They will not necessarily indicate accurately whether such performance or results will be achieved or at what time. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief at that time with respect to future events.  Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences include, but are not limited to:

•	anticipated outcomes of contingent events, including litigation;

•	projections of revenues, income or loss, or capital expenditures;

•	whether the carrying value of our assets is impaired;

•	expected benefits and synergies of businesses acquired, including those acquired in fiscal 2013, and future opportunities for the combined businesses;

•	plans for future operations, growth and acquisitions, dispositions, or financial needs;

•	availability of financing;

•	the outcome of our plans for future operations, growth and services, including contract backlog;

•	restrictions imposed by our credit agreement and the indenture governing our senior subordinated notes;

•	the use of our cash flow to service our debt;

•	future economic conditions and trends in the industries we serve;

•	assumptions relating to any of the foregoing;

and other factors discussed within Item 1, Business, Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K and other risks outlined in our periodic filings with the Securities and Exchange Commission ("SEC"). Our forward-looking statements are expressly qualified in their entirety by this cautionary statement. Our forward-looking statements are only made as of the date of this Annual Report on Form 10-K, and we undertake no obligation to update these forward-looking statements to reflect new information, or events or circumstances arising after such date.

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available free of charge at our website, www.dycomind.com, as soon as reasonably practicable after we file these reports with, or furnish these reports to, the SEC. All references to www.dycomind.com in this report are inactive textual references only and the information on our website is not incorporated into this Annual Report on Form 10-K.

PART I

Item 1. Business.

Dycom Industries, Inc. is a leading provider of specialty contracting services and was incorporated in the State of Florida in 1969. These services, which are provided throughout the United States and in Canada, include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. The terms "Company," "we," "us," and "our" mean Dycom Industries, Inc. and all subsidiaries included in the Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K unless the context indicates otherwise.

We have established relationships with many leading telephone companies, cable television multiple system operators, and electric and gas utilities and others. These companies include AT&T Inc. ("AT&T"), CenturyLink, Inc. ("CenturyLink"), Comcast Corporation ("Comcast"), Verizon Communications Inc. ("Verizon"), Windstream Corporation ("Windstream"), Charter Communications, Inc. ("Charter"), Time Warner Cable Inc. ("Time Warner Cable"), Frontier Communications Corporation ("Frontier"), Ericsson Inc. ("Ericsson"), and Cablevision Systems Corporation ("Cablevision"), as well as numerous rural service providers.

On December 3, 2012, we acquired substantially all of the telecommunications infrastructure services subsidiaries (the "Acquired Subsidiaries") of Quanta Services, Inc. Additionally, during the fourth quarter of fiscal 2013, we acquired Sage Telecommunications Corp of Colorado, LLC ("Sage") and certain assets of a tower construction and maintenance company. The results of operations of the businesses acquired are included in the accompanying consolidated financial statements from their respective dates of acquisition.

Specialty Contracting Services

Engineering. We provide outside plant engineers and drafters to telecommunication providers. These personnel design aerial, underground and buried fiber optic, copper, and coaxial cable systems that extend from the telephone company central office, or cable operator headend, to the consumer's home or business. The engineering services we provide to telephone companies include: the design of service area concept boxes, terminals, buried and aerial drops, transmission and central office equipment; the proper administration of feeder and distribution cable pairs; and fiber cable routing and design. For cable television multiple system operators, we perform make-ready studies, strand mapping, field walk-out, computer-aided radio frequency design and drafting, and fiber cable routing and design. We obtain rights of way and permits in support of our engineering activities and those of our customers, and provide construction management and inspection personnel in conjunction with engineering services or on a stand-alone basis.

Construction, Maintenance, and Installation. We place and splice fiber, copper, and coaxial cables. In addition, we excavate trenches in which to place these cables; place related structures such as poles, anchors, conduits, manholes, cabinets and closures; place drop lines from main distribution lines to the consumer's home or business; and maintain and remove these facilities. These services are provided to both telephone companies and cable television multiple system operators in connection with the deployment of new networks and the expansion or maintenance of existing networks. For cable television system operators, we install and maintain customer premise equipment such as digital video recorders, set top boxes and modems. We provide tower construction, lines and antenna installation, and foundation and equipment pad construction for wireless carriers, as well as equipment and material fabrication and site testing services. Additionally, premise wiring services are provided to various companies, as well as state and local governments. These services include the installation, repair and maintenance of telecommunications infrastructure within improved structures.

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

The following table presents information regarding percentage of total revenues by type of customer:

	Fiscal Year Ended
	2013	2012	2011

Telecommunications	87.7%	84.5%	82.1%
Underground facility locating	7.9%	10.9%	14.0%
Electric and gas utilities and other customers	4.4%	4.6%	3.9%
Total contract revenues	100.0%	100.0%	100.0%

Business Strategy

Capitalize on Long-Term Growth Drivers. We are well positioned to benefit from increased demand for network bandwidth which ensures reliable video, voice, and data services. As telecommunications networks experience increased demand, our customers must expand the capacity and improve the performance of their existing networks and, in certain instances, deploy new networks. This is increasingly important to our customers as the service offerings of telephone and cable companies converge, with each offering reliable, competitively priced voice, video, and data services to consumers and businesses. Additionally, there is a significant increase in demand for mobile broadband driven by the proliferation of smart phones and other wireless data devices. Our customers' networks, both wireline and wireless, are increasingly facing demands for greater capacity and reliability which increases the demand for the services we provide.

Selectively Increase Market Share. We believe our reputation for high quality and ability to provide services nationally creates opportunities to expand our market share. Our decentralized operating structure and numerous points of contact within customer organizations position us favorably to win new opportunities with existing customers. Our significant financial resources enable us to address larger opportunities which some of our relatively capital-constrained competitors may be unable to perform. We do not intend to increase market share by pursuing unprofitable work.

Pursue Disciplined Financial and Operating Strategies. We manage the financial aspects of our business by centralizing certain activities which allow us to reduce costs through leveraging our scope and scale. Functions such as treasury, tax and risk management, the approval of capital equipment procurements, the design of employee benefit plans, as well as the review and promulgation of "best practices" in certain other aspects of our operations, are centralized. Additionally, we centralize efforts in information technology that are designed to support and enhance our operating efficiency. In contrast, we decentralize the recording of transactions and the financial reporting necessary for timely operational decisions. Decentralization promotes greater accountability for business outcomes from our local decision makers. We also maintain a decentralized approach to marketing, field operations and ongoing customer service, empowering local managers to capture new business and execute contracts on a timely and cost-effective basis. This approach enables us to utilize our capital resources effectively and efficiently while retaining the organizational agility necessary to compete with our predominantly small, privately owned local competitors.

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

Customer Relationships

We have established relationships with many leading telephone companies, including AT&T, CenturyLink, Verizon, Windstream, and Frontier as well as telecommunication equipment and infrastructure providers, including Ericsson and Crown Castle International Corp. We also provide telecommunications engineering, construction, installation and maintenance services to cable television multiple system operators, including Comcast, Charter, Time Warner Cable, Cablevision and Bright House Networks. Premise wiring services are provided to various companies, as well as state and local governments. Our underground facility locating services are provided to telecommunication providers and to a variety of utility and gas companies, including Edison International and Washington Gas Light Company. We also provide construction and maintenance services to a number of electric and gas utility companies, including Questar Gas Company.

Our customer base is highly concentrated, with our top five customers accounting for approximately 58.5%, 59.6% and 62.0% of our total revenues in fiscal 2013, 2012, and 2011, respectively. During fiscal 2013, approximately 15.5% of our total revenues was derived from AT&T, 14.6% from CenturyLink, 10.9% from Comcast, 9.6% from Verizon, and 7.9% from Windstream. We believe that a substantial portion of our total revenues and operating income will continue to be derived from a concentrated group of customers.

A significant portion of our services are performed under master service agreements and other arrangements with customers that extend for periods of one or more years. We are party to numerous master service agreements and generally maintain multiple agreements with each of our customers. Master service agreements generally contain customer-specified service requirements, such as discrete pricing for individual tasks. To the extent that such agreements specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer's own employees, and use other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice.

A customer's decision to engage us to perform a specific construction or maintenance project is often made by local customer management working with our subsidiaries. As a result, our relationships with customers are generally broad and extend deeply into their organizations. Historically, master service agreements have been awarded primarily through a competitive bidding process; however, we have been able to extend some of these agreements on a negotiated basis. We also enter into both long-term and short-term single project contracts with our customers.

Our markets are served locally by dedicated and experienced personnel. The management of our subsidiaries possesses intimate knowledge of their particular markets, allowing us to be more responsive in addressing customer needs. Our sales and marketing efforts are the responsibility of management, including management of our subsidiaries. These marketing efforts tend to focus on contacts with managers within our customers' organizations.

Backlog

Our backlog totaled $2.197 billion and $1.565 billion at July 27, 2013 and July 28, 2012, respectively. We expect to complete 55.4% of the July 27, 2013 backlog during fiscal 2014. The increase in backlog is due in part to the incremental backlog resulting from businesses acquired in fiscal 2013.

Our backlog consists of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under master service agreements and other contracts. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical experience with customers and, more generally, our experience in procurements of this type. Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to commercial issues and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Our estimates of a customer's requirements during a particular future period may prove to be inaccurate.

Backlog is considered a non-GAAP financial measure as defined by SEC Regulation G; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.

Safety and Risk Management

We are committed to ensuring that our employees perform their work safely, and we regularly communicate with our employees to reinforce that commitment and instill safe work habits. The safety directors of our subsidiaries review accidents and claims for our operations, examine trends and implement changes in procedures to address safety issues. Claims arising in our business generally include workers' compensation claims, various general liability and damage claims, and claims related to vehicle accidents, including personal injury and property damage. We insure against the risk of loss arising from our operations up to certain deductible limits in substantially all of the states in which we operate. In addition, we retain the risk of loss, up to certain limits, under our employee group health plan.

We carefully monitor claims and actively participate with our insurers in determining claims estimates and adjustments. The estimated costs of claims are accrued as liabilities, and include estimates for claims incurred but not reported. Due to fluctuations in our loss experience from year to year, insurance accruals have varied and can affect the consistency of our operating margins. If we experience insurance claims in excess of our umbrella coverage limit, our business could be materially and adversely affected. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 8, Accrued Insurance Claims, of Notes to Consolidated Financial Statements.

Competition

The specialty contracting services industry in which we operate is highly fragmented. It is characterized by a large number of participants, including several large companies as well as a significant number of small, privately owned, local competitors. We also face competition from the in-house service organizations of our existing and prospective customers, particularly telecommunications providers that employ personnel who perform some of the same services that we provide. We have been performing specialty contracting services through relationships with our subsidiaries that in many cases have existed for decades. However, our existing and prospective customers may elect to discontinue outsourcing specialty contracting services in the future. In addition, there are relatively few barriers to entry into the markets in which we operate. As a result, any organization that has adequate financial resources and access to technical expertise may become a competitor.

A significant portion of our revenue is currently derived from master service agreements, and price is often an important factor in awarding such agreements. Accordingly, we may be underbid by our competitors if they elect to reduce their prices in order to procure business or we could be required to lower the price charged under a contract being rebid. Our competitors may also have or develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to maintain or enhance our competitive position.

The principal competitive factors for our services include geographic presence, breadth of service offerings, worker and general public safety, price, quality of service, and industry reputation. We believe that we perform as well as or better than our competitors with respect to these factors.

Employees

As of July 27, 2013, we employed approximately 10,822 persons. The number of our employees varies with the level of our work in progress. We maintain a nucleus of technical and managerial personnel to supervise all projects and add employees as needed to complete specific projects.

Materials and Subcontractors

For a majority of the contract services we perform, our customers provide all the materials required while we provide the necessary personnel, tools, and equipment. Materials supplied by our customers, for which the customer retains financial and performance risk, are not included in our revenue or costs of sales. Under contracts where we are required to supply part or all of the materials, we are not generally dependent upon any one source for the materials that we customarily use to complete projects. We do not manufacture materials for resale.

We use independent subcontractors to help manage fluctuations in work volumes and reduce the amount that we may otherwise be required to spend on fixed assets and working capital. These independent subcontractors typically are small locally owned companies. Independent subcontractors provide their own employees, vehicles, tools, and insurance coverage. No single independent subcontractor is significant.

Seasonality

Our revenues exhibit seasonality as a significant portion of the work we perform is outdoors. Consequently, our operations are impacted by extended periods of inclement weather. Generally, inclement weather is more likely to occur during the winter season, which falls during our second and third fiscal quarters. Also, a disproportionate percentage of total paid holidays fall within our second quarter, which decreases the number of available workdays. Additionally, our customer premise equipment installation activities for cable providers historically decrease around calendar year end holidays as their customers generally require less activity during this period. As a result, we may experience reduced revenue in the second or third quarters of our fiscal year.

Environmental Matters

A significant portion of the work we perform is associated with the underground networks of our customers. We could be subject to potential material liabilities in the event we cause a release of hazardous substances or other environmental damage resulting from underground objects we encounter. Additionally, environmental laws and regulations which relate to our business include those regarding the removal and remediation of hazardous substances. These laws and regulations can impose significant fines and criminal sanctions for violations. Costs associated with the discharge of hazardous substances may include clean-up costs and related damages or liabilities. These costs could be significant and could adversely affect our results of operations and cash flows.

Executive Officers of the Registrant

The following table sets forth certain information concerning the Company's executive officers, all of whom serve at the pleasure of the Board of Directors.

Name	Age	Office	Executive Officer Since
Steven E. Nielsen	50	Chairman, President and Chief Executive Officer	February 26, 1996
Timothy R. Estes	59	Executive Vice President and Chief Operating Officer	September 1, 2001
H. Andrew DeFerrari	44	Senior Vice President and Chief Financial Officer	November 22, 2005
Richard B. Vilsoet	60	Vice President, General Counsel and Corporate Secretary	June 11, 2005

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

Timothy R. Estes has been the Company's Executive Vice President and Chief Operating Officer since September 2001. Prior to that, Mr. Estes was the President of Ansco & Associates, Inc., one of the Company's subsidiaries, from 1997 until 2001 and Vice President from 1994 until 1997.

H. Andrew DeFerrari has been the Company's Senior Vice President and Chief Financial Officer since April 2008. Prior to that, Mr. DeFerrari was the Company's Vice President and Chief Accounting Officer since November 2005 and was the Company's Financial Controller from July 2004 through November 2005. Mr. DeFerrari was previously a senior audit manager with Ernst & Young Americas, LLC.

Richard B. Vilsoet has been the Company's General Counsel and Corporate Secretary since June 2005 and Vice President since November 2005. Before joining the Company, Mr. Vilsoet was a partner with Shearman & Sterling LLP. Mr. Vilsoet was with Shearman & Sterling LLP for over 15 years.

Item 1A. Risk Factors.

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. If any of the risks described below, or elsewhere in this Annual Report on Form 10-K, or the Company's other filings with the Securities and Exchange Commission, were to occur, our financial condition and results of operations could suffer and the trading price of our common stock could decline. Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline.

Uncertain economic conditions and/or challenges in the financial and credit markets may adversely impact our customers' future spending. The U.S. economy is still recovering from the recent recession, and growth in U.S. economic activity has remained slow. It is uncertain when these conditions will significantly improve. Economic downturns adversely impact the demand for our services and potentially result in the delay or cancellation of projects by our customers. This makes it difficult to estimate our customers' requirements for our services and adds uncertainty to the determination of our backlog. In addition, our customers generally finance their projects though cash flow from operations, the issuance of debt, or the issuance of equity. As a result, reduced cash flow from operations or volatility in the credit and equity markets could reduce the availability of debt or equity financing for our customers. This may result in a reduction in our customers' spending for our services, which could adversely affect our operations as a result of less demand for our services or lower margins.

Demand for our services is cyclical and vulnerable to downturns affecting the industries we serve. Demand for our services by telecommunications customers has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the economy and telecommunications industry. Our results for fiscal 2009 and fiscal 2010 were impacted by customer reductions in near-term spending plans. Although we experienced an improved operating environment in fiscal 2013, 2012, and 2011, there is no guarantee that future downturns will not occur. During times of slowing economic conditions, our customers often reduce their capital expenditures and defer or cancel pending projects. In addition, our underground facility locating services more generally are influenced by the level of overall economic activity. As a result of the foregoing, demand for our services may decline during periods of economic weakness adversely affecting our operations, cash flows and liquidity.

We derive a significant portion of our revenues from master service agreements and long-term contracts which may be canceled by our customers upon notice or which we may be unable to renew on negotiated terms. During fiscal 2013, we derived approximately 77.0% of our revenues from master service agreements and long-term contracts. By their terms, the majority of these contracts may be canceled by our customers upon notice, regardless of whether or not we are in default. In addition, our customers generally have no obligation to assign a specific amount of work to us under these agreements. Consequently, projected expenditures by customers are not assured until a definitive work order is placed with us and the work completed. Furthermore, our customers generally require competitive bidding of these contracts. Accordingly, we may be underbid by our competitors if they elect to reduce their prices in order to procure business or we could be required to lower the price charged under a contract being rebid. The loss of work obtained through master service agreements and long-term contracts or the reduced profitability of such work could adversely affect our results of operations, cash flows and liquidity.

The industries we serve have experienced and may continue to experience rapid technological, structural and competitive changes that could reduce the need for our services and adversely affect our revenues. The telecommunications industry is characterized by rapid technological change, intense competition and changing consumer demands. We generate a significant portion of our revenues from customers in the telecommunications industry. New technologies, or upgrades to existing technologies by customers, could reduce the need for our services and adversely affect our revenues and profitability. New, developing, or existing services could displace the wireline or wireless systems that we install and that are used by our customers to deliver services to consumers and businesses. In addition, improvements in existing technology may allow telecommunication companies to improve their networks without physically upgrading them. Reduced demand for our services or a loss of a significant customer could adversely affect our results of operations, cash flows and liquidity.

We derive a significant portion of our revenues from a limited number of customers, and the loss of one or more of these customers could adversely impact our revenues and profitability. Our customer base is highly concentrated, with our top five customers accounting for approximately 58.5%, 59.6%, and 62.0% of our total revenues in fiscal 2013, 2012, and 2011, respectively. If we were to lose one or more of our significant customers, our revenue may significantly decline. In addition, revenues under our contracts with significant customers may vary from period-to-period depending on the timing or volume of work which those customers order or perform with their in-house service organizations. Additionally, the consolidation, merger or acquisition of an existing customer may result in a change in procurement strategies employed by the surviving entity which could reduce the amount of work we receive. The loss of work from a significant customer could adversely affect our results of operations, cash flows and liquidity.

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

Our financial results are based on estimates and assumptions that may differ from actual results. In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, a number of estimates and assumptions are made by management that affect the amounts reported in the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is either dependent on future events or cannot be calculated with a high degree of precision from available data. In some instances, these estimates are particularly uncertain and we must exercise significant judgment. Estimates are primarily used in our assessment of the recognition of revenue for costs and estimated earnings under the percentage of completion method of accounting, allowance for doubtful accounts, the fair value of reporting units for goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, the purchase price allocations of businesses acquired, accrued insurance claims, income taxes, asset lives used in computing depreciation and amortization, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. At the time they are made, we believe that such estimates are fair when considered in conjunction with our consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to our financial statements.

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

We have a significant amount of accounts receivable and costs and estimated earnings in excess of billings. We extend credit to our customers as a result of performing work under contract prior to billing our customers for that work. These customers include telephone companies, cable television multiple system operators, and gas and electric utilities and others. At July 27, 2013, we had net accounts receivable of $252.2 million and costs and estimated earnings in excess of billings of $204.3 million. We periodically assess the credit risk of our customers and continuously monitor the timeliness of payments. Slowing conditions in the industries we serve may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. Furthermore, bankruptcies or financial difficulties within the telecommunications sector could hinder the ability of our customers to pay us on a timely basis or at all. The failure or delay in payment by our customers could reduce our cash flows and adversely impact our liquidity and profitability.

We retain the risk of loss for certain insurance related liabilities. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers' compensation, employee group health, and locate damages. We estimate and develop our accrual for these claims based on facts, circumstances and historical evidence. However, the estimate for accrued insurance claims remains subject to uncertainty as it depends in part on factors that cannot be known with precision. These factors include the estimated number of future claims, the payment pattern of claims which have been incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations. Should a greater number of claims occur compared to what we have estimated, or should the dollar amount or cost of actual claims exceed what we have anticipated, our recorded reserves may not be sufficient, and we could incur substantial additional unanticipated charges. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Accrued Insurance Claims, and Note 8, Accrued Insurance Claims, of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Our backlog is subject to reduction or cancellation. Our backlog consists of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under master service agreements and other contracts. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical experience with customers and, more generally, our experience in procurements of this type. Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to commercial issues and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Our estimates of a customer's requirements during a particular future period may prove to be inaccurate. As a result, our backlog as of any particular date is an uncertain indicator of future revenues and earnings.

We may incur impairment charges on goodwill or other intangible assets. We account for goodwill in accordance with Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 350, Intangibles-Goodwill and Other ("ASC Topic 350"). Our reporting units goodwill and other related indefinite-lived intangible assets are assessed annually as of the first day of the fourth fiscal quarter of each year in order to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of the goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized. Any such write-down adversely affects our results of operations.

Our goodwill resides in multiple reporting units. As a result of the fiscal 2013 annual impairment analysis, the Company concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit. For businesses acquired in fiscal 2013, there were no significant changes in forecast assumptions between the initial valuation date and the annual impairment analysis. As a result, the estimated fair values determined during the fiscal 2013 annual impairment analysis approximated the reporting units' carrying values for the businesses acquired in fiscal 2013. Our UtiliQuest reporting unit, having a goodwill balance of approximately $35.6 million and an indefinite-lived trade name of $4.7 million, has been at lower operating levels as compared to historical levels. The fair value of the UtiliQuest reporting unit exceeds its carrying value by approximately 20%. The UtiliQuest reporting unit provides services to a broad range of customers including utilities and telecommunication providers. These services are required prior to underground excavation and are influenced by overall economic activity, including construction activity. The goodwill balance of this reporting unit may have an increased likelihood of impairment if a downturn in customer demand were to occur, or if the reporting unit were not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook for this reporting unit may result in changes to other valuation assumptions.

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

We may be subject to periodic litigation and regulatory proceedings, including Fair Labor Standards Act and state wage and hour class action lawsuits, which may adversely affect our business and financial performance. From time to time, we may be involved in lawsuits and regulatory actions that are brought or threatened against us in the ordinary course of business. These actions and proceedings may involve claims for, among other things, compensation for alleged personal injury, workers' compensation, employment discrimination, breach of contract or property damage. In addition, we may be subject to class action lawsuits involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, because plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. In addition, plaintiffs in many types of actions may seek punitive damages, civil penalties, consequential damages or other losses, or injunctive or declaratory relief. The ultimate resolution of these matters through settlement, mediation or court judgment could have a material impact on our financial condition, results of operations, and cash flows. In addition, regardless of the outcome, these proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves. For a description of current legal proceedings, see Item 3, Legal Proceedings, and Note 18, Commitments and Contingencies, of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

The loss of certain key managers could adversely affect our business. We depend on the services of our executive officers and the senior management of our subsidiaries. Our senior management team has many years of experience in our industry, and the loss of any one of them could negatively affect our ability to execute our business strategy and adversely affect our operations. Although we have entered into employment agreements with our executive officers and certain other key employees, we cannot guarantee that any of them or other key management personnel will remain employed by us for any length of time. We do not carry significant "key-person" life insurance on any of our employees.

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

We may be unable to secure sufficient independent subcontractors to fulfill our obligations, or our independent subcontractors may fail to satisfy their obligations. We utilize independent subcontractors to complete work on a portion of our projects. If we are unable to secure independent subcontractors at a reasonable cost or at all, we may be delayed in completing work under a contract or the cost of completing the work may increase. In addition, we may have disputes with these independent subcontractors arising from, among other things, the quality and timeliness of the work they have performed. Any of these factors could adversely affect the quality of our service, our ability to perform under certain contracts and the relationship with our customers, which could have an adverse effect on our results of operations, cash flows, and liquidity.

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

Our results of operations fluctuate seasonally. Our revenues exhibit seasonality as a significant portion of the work we perform is outdoors. Consequently, our operations are impacted by extended periods of inclement weather. Generally, inclement weather is more likely to occur during the winter season which falls during our second and third fiscal quarters. Also, a disproportionate percentage of total paid holidays fall within our second quarter, which decreases the number of available workdays. Additionally, our customer premise equipment installation activities historically decrease around calendar year end holidays as their customers generally require less activity during this period. As a result, we may experience reduced revenue in the second or third quarters of our fiscal year.

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

Failure to combine and integrate the businesses acquired in fiscal 2013 into our operations in a successful and timely manner could adversely affect our business and results of operations. On December 3, 2012, we acquired substantially all of the telecommunications infrastructure service subsidiaries (the "Acquired Subsidiaries") of Quanta Services, Inc. Our integration of the Acquired Subsidiaries into our operations is a complex and time-consuming process which requires significant efforts and expenses. The difficulties of combining the businesses of the Acquired Subsidiaries with our operations includes, among others:

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

We may not realize the anticipated benefits of the purchase of the Acquired Subsidiaries even if they are successfully integrated into our operations. We purchased the Acquired Subsidiaries with the expectation that the acquisition would result in various benefits for the Company, including, among others, the strategic strengthening of our customer base, geographic scope, and technical service offerings, as well as the enhancement of our rural telecommunications engineering and construction capabilities. However, these anticipated benefits may not materialize if we are unable to capitalize on expected business opportunities due to competition or other factors, or general industry and business conditions deteriorate. If the anticipated benefits of the acquisition are not realized, our business, financial condition and results of operations could be adversely affected.

Failure to integrate future acquisitions successfully could adversely affect our business and results of operations. As part of our growth strategy, we may acquire companies that expand, complement or diversify our business. We regularly review various opportunities and periodically engage in discussions regarding possible acquisitions. Future acquisitions may expose us to operational challenges and risks, including the diversion of management's attention from our existing business, the failure to retain key personnel or customers of an acquired business, the assumption of unknown liabilities of the acquired business for which there are inadequate reserves; and the potential impairment of acquired intangible assets. Our ability to grow and maintain our competitive position may be adversely affected by our ability to successfully integrate any businesses acquired.

Unanticipated changes in our tax rates or exposure to additional income and other tax liabilities could affect our profitability. We are subject to income taxes in many different jurisdictions of the United States and Canada and certain of our tax liabilities are subject to the apportionment of income to different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings in locations with differing tax rates, the valuation of deferred tax assets and liabilities or tax laws. An increase to our effective tax rate may increase our tax obligations. In addition, the amount of income and other taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.

The indenture under which our senior subordinated notes were issued and our bank credit facility impose restrictions which may prevent us from engaging in beneficial transactions. At July 27, 2013, we had outstanding an aggregate principal amount of $277.5 million in senior subordinated notes due 2021 (the "2021 Notes"). We also have a credit agreement (the "Credit Agreement") with a syndicate of banks, which provides for a $125.0 million term loan (the "Term Loan") and a $275.0 million revolving facility, including a sublimit of $150.0 million for the issuance of letters of credit. At July 27, 2013, we had $49.0 million of outstanding borrowings under the revolving facility, $121.9 million outstanding under the Term Loan, and $46.7 million of outstanding letters of credit issued under the Credit Agreement. The terms of our indebtedness contain covenants that restrict our ability to, among other things: make certain payments, including the payment of dividends; redeem or repurchase our capital stock; incur additional indebtedness and issue preferred stock; make investments or create liens; enter into sale and leaseback transactions; merge or consolidate with another entity; sell certain assets; and enter into transactions with affiliates. In addition, the Credit Agreement requires us to comply with a consolidated leverage ratio and a consolidated interest coverage ratio. A default under our Credit Agreement or the indenture governing the 2021 Notes could result in the acceleration of our obligations under either or both of those agreements as a result of cross acceleration and cross default provisions. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.

Many of our telecommunications customers are highly regulated, and new regulations or changes to existing regulations may adversely impact their demand for and the profitability of our specialty contracting service. Many of our telecommunications customers are regulated by the Federal Communications Commission ("FCC"). The FCC may alter its application of current regulations and may impose additional regulations. If existing or new regulations have an adverse affect on our telecommunications customers and adversely impact the profitability of the services they provide, our customers may reduce expenditures which could impact the demand for specialty contracting services.

We may incur liabilities or suffer negative financial impact relating to occupational health and safety matters. Our operations are subject to stringent laws and regulations governing workplace safety. Our workers frequently operate heavy machinery and work near high voltage lines. As a result, they and others are subject to potential injury and death. If any of our workers or any other persons are injured or killed in the course of our operations, we could be found to have violated relevant safety regulations, which could result in a fine or, in extreme cases, criminal sanction. In addition, if our safety record were to substantially deteriorate over time, customers could decide to cancel our contracts or not award us future business.

Our failure to comply with environmental laws could result in significant liabilities. A significant portion of the work we perform is associated with the underground networks of our customers. We could be subject to potential material liabilities in the event we cause a release of hazardous substances or other environmental damage resulting from underground objects we encounter. Additionally, the environmental laws and regulations which relate to our business include those regarding the removal and remediation of hazardous substances. These laws and regulations can impose significant fines and criminal sanctions for violations. Costs associated with the discharge of hazardous substances may include clean-up costs and related damages or liabilities. These costs could be significant and could adversely affect our results of operations and cash flows. In addition, new laws and regulations, altered enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or create new or increased liabilities that could harm our financial condition and results of operations.

We may not have access in the future to sufficient funding to finance desired growth. Using cash for operational growth, capital expenditures, share repurchases, or acquisitions may limit our financial flexibility and make us more likely to seek additional capital through future debt or equity financings. Our existing debt agreements contain significant restrictions on our operational and financial flexibility, including our ability to incur additional debt. Also, if we seek to incur more debt, we may be required to agree to additional covenants that further limit our operational and financial flexibility. If we pursue additional debt or equity financings, we cannot be certain that such funding will be available on terms acceptable to us or at all.

Our capital expenditures may fluctuate as a result of changes in business requirements. Our anticipated capital expenditure requirements may vary from time to time as a result of changes in our business. Increased capital expenditures will use cash flow and may increase our borrowing costs if cash for capital expenditures is not available from operations.

Increases in our health insurance costs could adversely impact our results of operations and cash flows. The costs of employee health care insurance have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions. Additionally, we may incur additional costs as a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Care Reform Laws") that were signed into law in March 2010. A continued increase in health care costs or additional costs incurred as a result of the Health Care Reform Laws could have a negative impact on our financial position and results of operations.

Several of our subsidiaries participate in multiemployer pension plans, which under certain circumstances could result in material liabilities being incurred. A few of our subsidiaries participate in various multiemployer pension plans under union and industry-wide agreements that generally provide defined pension benefits to employees covered by collective bargaining agreements. Because of the nature of multiemployer plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets contributed by an employer to a multiemployer plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer. Under the Employee Retirement Income Security Act, a contributing employer to an underfunded multiemployer plan is liable, generally upon withdrawal from a plan, for its proportionate share of the plan's unfunded vested liability. We currently have no intention of withdrawing from any multiemployer plan in which we participate. However, a future withdrawal from a multiemployer pension plan in which we participate could result in a material withdrawal liability to the extent that any unfunded vested liability under such plan is allocable to the Company.

Failure to adequately protect critical data and technology systems could materially affect our operations. We use our own information technology systems as well as those of our business partners to maintain certain data and provide reports. Our measures protecting these systems may be compromised as a result of third-party security breaches, employee error, malfeasance or other irregularity, and may result in persons obtaining unauthorized access to our or our customers' data or accounts. The occurrence of any such event could have a material adverse effect on our business.

The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2013, our common stock fluctuated from a high of $26.77 per share to a low of $13.09 per share. We may continue to experience significant volatility in the market price of our common stock due to numerous factors, including, but not limited to:

•fluctuations in our operating results or the operating results of one or more of our competitors;
•announcements by us or our competitors of significant contracts, acquisitions or capital commitments;
•changes in recommendations or earnings estimates by securities analysts; and
•the impact of economic conditions on the credit and stock markets and on our customers’ demand for our services.

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

None.

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
Item 3. Legal Proceedings.

In October 2012, a former employee of UtiliQuest, LLC ("UtiliQuest"), a wholly-owned subsidiary of the Company, commenced a lawsuit against UtiliQuest in the Superior Court of California (the "California Superior Court"). The lawsuit alleges that UtiliQuest violated the California Labor Code, the California Business & Professions Code and the Labor Code Private Attorneys General Act of 2004 by failing to pay for all hours worked (including overtime) and failing to provide meal breaks and accurate wage statements. The plaintiff seeks unspecified damages and other relief on behalf of himself and a putative class of current and former employees of UtiliQuest who worked as locators in the State of California in the four years preceding the filing date of the lawsuit. In January 2013, UtiliQuest removed the case to the United States District Court for the Northern District of California (the "District Court") and the plaintiff subsequently filed a Motion to Remand the case back to the California Superior Court. In April 2013, the parties exchanged initial disclosures and in July 2013, the District Court granted plaintiff's Motion to Remand. An initial case management conference took place in August 2013. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. We intend to vigorously defend ourselves against this lawsuit.

From time to time, we and our subsidiaries are parties to various other claims and legal proceedings. It is the opinion of our management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on the Company's consolidated financial statements.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Our Common Stock

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DY". The following table shows the range of high and low closing sales prices for each quarter within the last two fiscal years as reported on the NYSE.

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter	$19.38	$13.09	$20.20	$12.59
Second Quarter	$21.51	$14.20	$22.18	$17.86
Third Quarter	$21.88	$18.25	$23.79	$21.28
Fourth Quarter	$26.77	$18.47	$23.58	$16.75

As of September 6, 2013, there were approximately 502 holders of record of our $0.33 1/3 par value per share common stock.

Issuer Purchases of Equity Securities During the Fourth Quarter of Fiscal 2013

During the three months ended July 27, 2013, the Company did not repurchase any of its common stock.

During fiscal 2013, 2012, and 2011, the Company made the following repurchases of its common stock under its share repurchase programs:

Fiscal Year Ended	Number of Shares Repurchased	Total Consideration (Dollars in thousands)	Average Price Per Share
July 30, 2011	5,389,500	$64,548	$11.98
July 28, 2012	597,700	$12,960	$21.68
July 27, 2013	1,047,000	$15,203	$14.52

All shares repurchased have been subsequently canceled. As of July 27, 2013, approximately $22.8 million of the $40.0 million authorized on March 15, 2012 remained authorized for repurchases through September 15, 2013. On August 27, 2013, the Company announced that its Board of Directors had authorized $40.0 million to repurchase shares of the Company's outstanding common stock to be made over the next eighteen months in open market or private transactions. The repurchase authorization replaces the Company's previous repurchase authorization described above. As of September 12, 2013, the full $40.0 million remained authorized for repurchase.

Performance Graph

The performance graph below compares the cumulative total returns for our common stock against the cumulative total return (including reinvestment of dividends) of the Standard & Poor’s (S&P) 500 Composite Stock Index and a peer group index for the last five fiscal years, assuming an investment of $100 in our common stock and each of the respective indices noted on July 26, 2008. For comparing total returns on our common stock, a peer group consisting of MasTec, Inc., Quanta Services, Inc., Pike Electric Corporation, MYR Group, Inc., and Willbros Group, Inc. was selected. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to be forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Dycom Industries, Inc., the S&P 500 Index and a Peer Group

_____________
*$100 invested on 7/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending July 31.

Copyright © 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

Item 6. Selected Financial Data.

We use a fiscal year ending on the last Saturday in July. Fiscal 2013, 2012, 2011, and 2009 consisted of 52 weeks while fiscal 2010 consisted of 53 weeks. The following selected financial data is derived from the audited consolidated financial statements for the applicable fiscal year.

Amounts set forth in our selected financial data include the results and balances of acquired companies from their respective date of acquisition. This data should be read in conjunction with our consolidated financial statements and notes thereto, and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year
	2013 (1)	2012	2011 (2)	2010 (3)	2009 (4)
	(In thousands, except per share amounts)
Operating Data:
Revenues	$1,608,612	$1,201,119	$1,035,868	$988,623	$1,106,900
Income (loss) from continuing operations	$35,188	$39,378	$16,107	$5,849	$(53,094)
Net income (loss)	$35,188	$39,378	$16,107	$5,849	$(53,180)
Earnings (Loss) Per Common Share:
Basic	$1.07	$1.17	$0.46	$0.15	$(1.35)
Diluted	$1.04	$1.14	$0.45	$0.15	$(1.35)
Balance Sheet Data (at end of period):
Total assets	$1,154,208	$772,193	$724,755	$679,556	$693,457
Long-term liabilities (5)	$526,032	$264,699	$254,391	$187,798	$192,804
Stockholders' equity (6)	$428,361	$392,931	$351,851	$394,555	$390,623

(1)
Includes the results of the Acquired Subsidiaries (acquired on December 3, 2012). Additionally, during the fourth quarter of fiscal 2013, the Company acquired Sage and certain assets of a tower construction and maintenance company. The results of operations of these businesses acquired are also included in the selected financial data above from their respective dates of acquisition. In connection with the businesses acquired in fiscal 2013, we recognized approximately $6.8 million and $3.4 million of pre-tax acquisition and integration costs, respectively, during fiscal 2013 which are included within general and administrative expenses. We also recognized $0.3 million in pre-tax write-off of deferred financing costs during the second quarter of fiscal 2013 in connection with the replacement of our prior credit agreement. See Note 10, Debt, in Notes to the Consolidated Financial Statements.

(2)
Includes the results of Communication Services, Inc. (acquired November 2010) and NeoCom Solutions, Inc. (acquired December 2010) from their respective dates of acquisition. Additionally, during fiscal 2011, the Company recognized debt extinguishment costs consisting of (a) $6.0 million in tender premiums and legal and professional fees associated with the tender offer to purchase the $135.35 million outstanding aggregate principal amount of its 8.125% senior subordinated notes due 2015 (the "2015 Notes") and the subsequent redemption of the remaining balance of the 2015 Notes not tendered for purchase; and (b) $2.3 million in deferred debt issuance costs that were written off as a result of the completion of such tender offer and redemption. See Note 10, Debt, in Notes to the Consolidated Financial Statements.

(3)
During the first quarter of fiscal 2010, we recognized a non-cash income tax charge of $1.1 million for a valuation allowance on a deferred tax asset associated with an investment that became impaired for tax purposes. See Note 11, Income Taxes, in Notes to the Consolidated Financial Statements.

(4)
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

(5)
During fiscal 2009, we repurchased a principal amount of $14.65 million of our 2015 Notes for $11.3 million. During fiscal 2011, we issued $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 in a private placement. A portion of the net proceeds was used to fund a tender offer and redemption of the $135.35 million outstanding aggregate principal amount of the 2015 Notes. In March 2011, we filed a registration statement on Form S-4 with the SEC to exchange the $187.5 million of 7.125% senior subordinated notes due 2021 for registered notes with substantially similar terms. The registration statement became effective on June 23, 2011. On December 12, 2012, an additional $90.0 million in aggregate principal amount of our 7.125% senior subordinated notes due 2021 were issued. The net proceeds of this issuance were used to repay a portion of the borrowings under our credit facility entered into in December 2012. In December 2012, we filed a registration statement on Form S-4 with the SEC to exchange the $90.0 million of 7.125% senior subordinated notes due 2021 for registered notes with substantially similar terms. The registration statement became effective on March 7, 2013. See Note 10, Debt, in Notes to the Consolidated Financial Statements.

(6)
We repurchased 1,047,000 shares of our common stock in fiscal 2013 for $15.2 million at an average price of $14.52 per share, 597,700 shares of our common stock in fiscal 2012 for $13.0 million at an average price of $21.68 per share, 5,389,500 shares of our common stock in fiscal 2011 for $64.5 million at an average price of $11.98 per share, 475,602 shares of our common stock in fiscal 2010 for $4.5 million at an average price of $9.44 per share, and 450,000 shares of our common stock in fiscal 2009 for $2.9 million at an average price of $6.48 per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto, as well as the "Business" and "Risk Factors" sections of this Annual Report on Form 10-K.

Overview

We are a leading provider of specialty contracting services throughout the United States and in Canada. These services include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. For the fiscal year ended July 27, 2013, the percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 87.7%, 7.9%, and 4.4%, respectively.

We conduct operations through our subsidiaries. Our revenues may fluctuate as a result of changes in the capital expenditure and maintenance budgets of our customers, changes in the general level of construction activity, as well as overall economic conditions. The capital expenditures and maintenance budgets of our telecommunications customers may be impacted by consumer and business demands on telecommunications providers, the introduction of new communication technologies, the physical maintenance needs of their infrastructure, the actions of our government and the Federal Communications Commission, and general economic conditions.

A significant portion of our services are performed under master service agreements and other arrangements with customers that extend for periods of one or more years. We are party to numerous master service agreements and generally maintain multiple agreements with each of our customers. Master service agreements generally contain customer-specified service requirements, such as discrete pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer's own employees, and use other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. The remainder of our services are provided pursuant to contracts for specific projects. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Short-term contracts for specific projects are generally of three to four months in duration. A portion of our contracts include retainage provisions by which 5% to 10% of the contract invoicing may be withheld by the customer pending project completion.

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

The following table summarizes our revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	Fiscal Year Ended
	2013	2012	2011
Multi-year master service agreements	65.2%	70.3%	75.5%
Other long-term contracts	11.8	10.3	10.4
Total long-term contracts	77.0%	80.6%	85.9%

The percentage of revenue from long-term contracts varies from period to period depending on the mix of work performed under our contracts. During fiscal 2013, a higher percentage of revenue was earned for services performed under short-term contracts as compared to the prior two fiscal years, primarily as a result of increased work performed for certain rural broadband customers. Additionally, during fiscal 2013 we performed increased work for storm restoration services pursuant to short-term contracts.

A significant portion of our revenue is derived from several large customers. The following table reflects the percentage of total revenue from those customers who contributed at least 2.5% of our total revenue in fiscal 2013, 2012, or 2011:

	Fiscal Year Ended
	2013	2012	2011
AT&T Inc.	15.5%	13.7%	21.1%
CenturyLink, Inc.	14.6%	13.6%	10.8%
Comcast Corporation	10.9%	12.6%	14.3%
Verizon Communications Inc.	9.6%	11.3%	8.9%
Windstream Corporation	7.9%	8.4%	5.7%
Charter Communications, Inc.	5.7%	6.5%	6.8%
Time Warner Cable Inc.	4.5%	4.6%	5.9%

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

General and administrative expenses include costs of management personnel and administrative overhead at our subsidiaries, as well as our corporate costs. These costs primarily consist of employee compensation and related expenses, including stock-based compensation, legal, consulting and professional fees, information technology and development costs, provision for or recoveries of bad debt expense, and other costs that are not directly related to the performance of our services under customer contracts. In connection with the businesses acquired in fiscal 2013, we recognized approximately $6.8 million and $3.4 million of pre-tax acquisition and integration costs, respectively, during fiscal 2013 which are included within general and administrative expenses.

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

We grant credit under normal payment terms, generally without collateral, to our customers. These customers primarily consist of telephone companies, cable television multiple system operators and electric and gas utilities. With respect to a portion of the services provided to these customers, we have certain statutory lien rights which may, in certain circumstances, enhance our collection efforts. Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks. These risks may be heightened as a result of economic uncertainty and market volatility. In the past, some of our customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose us to increased risks related to the collectability of amounts due for services performed. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our trade accounts receivable and costs in excess of billings as of July 27, 2013.

Legal Proceedings

In October 2012, a former employee of UtiliQuest, LLC ("UtiliQuest"), a wholly-owned subsidiary of the Company, commenced a lawsuit against UtiliQuest in the Superior Court of California (the "California Superior Court"). The lawsuit alleges that UtiliQuest violated the California Labor Code, the California Business & Professions Code and the Labor Code Private Attorneys General Act of 2004 by failing to pay for all hours worked (including overtime) and failing to provide meal breaks and accurate wage statements. The plaintiff seeks unspecified damages and other relief on behalf of himself and a putative class of current and former employees of UtiliQuest who worked as locators in the State of California in the four years preceding the filing date of the lawsuit. In January 2013, UtiliQuest removed the case to the United States District Court for the Northern District of California (the "District Court") and the plaintiff subsequently filed a Motion to Remand the case back to the California Superior Court. In April 2013, the parties exchanged initial disclosures and in July 2013, the District Court granted plaintiff's Motion to Remand. An initial case management conference took place in August 2013. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. We intend to vigorously defend ourselves against this lawsuit.

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

On December 3, 2012, we acquired substantially all of the telecommunications infrastructure services subsidiaries (the "Acquired Subsidiaries") of Quanta Services, Inc. for $275.0 million in cash plus an adjustment of approximately $40.4 million for working capital received in excess of a target amount and approximately $3.7 million for other specified items. The acquisition was funded through a combination of borrowings under a new $400 million credit facility and cash on hand. On December 12, 2012, our wholly-owned subsidiary, Dycom Investments, Inc., issued and additional $90.0 million of 7.125% senior subordinated notes due 2021 and used the net proceeds to repay approximately $90.0 million of the credit facility borrowings.

We recognized approximately $6.5 million of pre-tax acquisition costs during fiscal 2013 related to the acquisition of the Acquired Subsidiaries, which are included within general and administrative expenses. Additionally, we incurred approximately $3.4 million in pre-tax integration costs during fiscal 2013, which are also included within general and administrative expense.

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

During the fourth quarter of fiscal 2013, we acquired Sage Telecommunications Corp of Colorado, LLC ("Sage"). Sage provides telecommunications construction and project management services primarily for cable operators in the Western United States. We recognized approximately $0.2 million in pre-tax acquisition costs related to Sage. Additionally, during the fourth quarter of fiscal 2013 we acquired certain assets of a tower construction and maintenance company.

The purchase prices of the businesses acquired have been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their fair values on the respective dates of acquisition. Purchase price in excess of fair value of the separately identifiable assets acquired and the liabilities assumed have been allocated to goodwill. Purchase price allocations are based on information regarding the fair value of assets acquired and liabilities assumed as of the dates of acquisition. We determined the fair values used in the purchase price allocation for intangible assets based on historical data, estimated discounted future cash flows, contract backlog amounts, if applicable, and expected royalty rates for trademarks and trade names among other information. For the Acquired Subsidiaries, the fair values used in the purchase price allocation for intangible assets were determined with the assistance of an independent valuation specialist. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. The allocation of the purchase price of the Acquired Subsidiaries was completed during the fourth quarter of fiscal 2013. Purchase price allocations of businesses acquired during the fourth quarter of fiscal 2013 are preliminary and will be completed during fiscal 2014 when the valuations for intangible assets and other amounts are finalized. Additional information, which existed as of the date of acquisition but at that time was unknown, may become known to us during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. Adjustments in the purchase price allocations may require a recasting of the amounts allocated to goodwill.

Outlook

The telecommunications industry has undergone and continues to undergo significant changes due to advances in technology, increased competition as the telephone and cable companies have converged, growing consumer demand for enhanced and bundled services, and governmental broadband stimulus funding. As a result of these factors, the networks of our customers increasingly face demands for more capacity and greater reliability. Telecommunications providers continue to outsource a significant portion of their engineering, construction and maintenance requirements in order to reduce their investment in capital equipment, provide flexibility in workforce sizing, expand product offerings without large increases in incremental hiring and focus on those competencies they consider core to their business success. These factors drive customer demand for the types of services we provide.

Telecommunications network operators are increasingly relying on the deployment of fiber optic cable technology deeper into their networks and closer to consumers and businesses in order to respond to demands for capacity, reliability, and product bundles of voice, video, and high speed data services. Fiber deployments have enabled an increasing number of cable companies to offer voice services in addition to their traditional video and data services. These voice services require the installation of customer premise equipment and at times the upgrade of in-home wiring. Additionally, fiber deployments are also facilitating the provisioning of video services by local telephone companies in addition to their traditional voice and high speed data services. Several large telephone companies have pursued fiber-to-the-premise and fiber-to-the-node initiatives to compete actively with cable operators. These long-term initiatives and the possibility that other telephone companies may pursue similar strategies present opportunities for us.

Significant demand for mobile broadband is driven by the proliferation of smart phones and other wireless data devices. This demand and other advances in technology have created the need for wireless carriers to upgrade their networks. Wireless carriers are actively spending on their networks to respond to the explosion in wireless data traffic, upgrade network technologies to improve performance and efficiency and consolidate disparate technology platforms. These customer initiatives present long-term opportunities for us with the wireless service providers we serve. Further, the demand for mobile broadband has increased bandwidth requirements on the wired networks of our customers. As the demand for mobile broadband grows, the amount of wireless traffic that must be "backhauled" over customers' fiber networks increases and, as a result, carriers are accelerating the deployment of fiber optic cables to cellular sites. These trends are also increasing the demand for the types of services we provide.

Cable companies are continuing to target the provision of data and voice services to residential customers and have expanded their service offerings to business customers. Often times these services are provided over fiber optic cables using "metro Ethernet" technology. The commercial geographies that cable companies are targeting for network deployments generally require incremental fiber optic cable deployment and, as a result, require the type of engineering and construction services that we provide.

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

Within the context of a slowly growing economy, we believe the latest trends and developments support our industry outlook. We will continue to closely monitor the effects that changes in economic and market conditions may have on our customers and our business and we will continue to manage those areas of the business we can control.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported therein and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to recognition of revenue for costs and estimated earnings under the percentage of completion method of accounting, allowance for doubtful accounts, the fair value of reporting units for goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, the purchase price allocations of businesses acquired, accrued insurance claims, income taxes, asset lives used in computing depreciation and amortization, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates.

We have identified the accounting policies below as critical to the accounting for our business operations and the understanding of our results of operations because they involve making significant judgments and estimates that are used in the preparation of our consolidated financial statements. The impact of these policies affect our reported and expected financial results and are discussed below. We have discussed the development, selection and application of our critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosure relating to our critical accounting policies herein.

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

Revenue Recognition. We recognize revenues under the percentage of completion method of accounting using the units-of-delivery or cost-to-cost measures. A majority of our contracts are based on units-of-delivery and revenue is recognized as each unit is completed. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Revenues from services provided under time and materials based contracts are recognized as the services are performed. The current asset "Costs and estimated earnings in excess of billings" represents revenues recognized in excess of amounts billed. The current liability "Billings in excess of costs and estimated earnings" represents billings in excess of revenues recognized.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. Management analyzes the collectability of accounts receivable balances each period. This analysis considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of our future provision for doubtful accounts. We recognize an increase in the allowance for doubtful accounts when it is probable that a receivable is not collectible and the loss can be reasonably estimated. Any increase in the allowance account has a corresponding negative effect on our results of operations. We believe that none of our significant customers were experiencing financial difficulties that would materially impact our trade accounts receivable or allowance for doubtful accounts as of July 27, 2013.

Goodwill and Intangible Assets. As of July 27, 2013, we had $267.8 million of goodwill, $4.7 million of indefinite-lived intangible assets and $120.6 million of finite-lived intangible assets, net of accumulated amortization. As of July 28, 2012, we had $174.8 million of goodwill, $4.7 million of indefinite-lived intangible assets and $45.1 million of finite-lived intangible assets, net of accumulated amortization. The increase in goodwill and intangible assets is a result of our fiscal 2013 acquisitions. See Note 7, Goodwill and Intangible Assets, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

We account for goodwill in accordance with Financial Accounting Standards Board Accounting Standard Codification ("ASC") Topic 350, Intangibles – Goodwill and Other ("ASC Topic 350"). Our reporting units goodwill and other related indefinite-lived intangible assets are assessed annually as of the first day of the fourth fiscal quarter of each year in accordance with ASC Topic 350 in order to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. During fiscal 2013, the Company adopted Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"). ASU 2011-08 permits entities testing for goodwill impairment to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. If we determine the fair value of goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations during the period incurred.

In accordance with ASC Topic 360, Impairment or Disposal of Long-Lived Assets, we review finite-lived intangible assets for impairment whenever an event occurs or circumstances change which indicates that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. Should an asset not be recoverable, an impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is incurred. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations during the period incurred.

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

We performed our annual impairment assessment as of the first day of the fourth quarter of each of fiscal 2013, 2012 and 2011 and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit in each of fiscal 2013, 2012 and 2011. During fiscal 2013, we performed qualitative assessments on reporting units that comprise less than 30% of our consolidated goodwill balance. The qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units we performed the first step of the quantitative analysis described in ASC Topic 350. The key valuation assumptions contributing to the fair value estimates of our reporting units were (a) a discount rate based on our best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units; (b) terminal value based on terminal growth rates; and (c) seven expected years of cash flow before the terminal value for each annual test. The table below outlines the key assumptions in each of our fiscal 2013, 2012 and 2011 annual quantitative impairment analyses:

	2013	2012	2011
Terminal growth rate range	1.5% - 2.5%	1.5% - 3.0%	1.5% - 3.0%
Discount rate	11.5%	13.0%	13.5%

The discount rate reflects risks inherent within each reporting unit operating individually, which is greater than the risks inherent in the Company as a whole. The decreases in discount rates in both fiscal 2013 and fiscal 2012 are a result of reduced risk relative to industry conditions and a lower interest rate environment at the time of the analysis. We believe the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of our reporting units and within our industry.

For the businesses acquired in fiscal 2013, there were no significant changes in forecast assumptions between the initial valuation date and the annual impairment analysis. As a result, the estimated fair values determined during the fiscal 2013 annual impairment analysis approximated the reporting units' carrying values. Excluding these businesses, if the discount rate applied in the fiscal 2013 impairment analysis had been 100 basis points higher than estimated for each reporting unit and all other assumptions were held constant, the conclusion would remain unchanged and there would be no impairment of goodwill or the indefinite-lived intangible asset.

Our UtiliQuest reporting unit, having a goodwill balance of approximately $35.6 million and an indefinite-lived trade name of $4.7 million, has been at lower operating levels as compared to historical levels. The fair value of the UtiliQuest reporting unit exceeds its carrying value by approximately 20%. The UtiliQuest reporting unit provides services to a broad range of customers including utilities and telecommunication providers. These services are required prior to underground excavation and are influenced by overall economic activity, including construction activity. The goodwill balance of this reporting unit may have an increased likelihood of impairment if a downturn in customer demand were to occur, or if the reporting unit were not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in changes to other valuation assumptions. As of July 27, 2013, we believe the goodwill is recoverable for all of the reporting units; however, there can be no assurances that the goodwill will not be impaired in future periods.

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

Certain of our reporting units also have other intangible assets including customer relationships, trade names, and non-compete intangibles. As of July 27, 2013, we believe that the carrying amounts of these intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

Business Combinations. We account for business combinations under the acquisition method of accounting. The purchase price of each acquired business is allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable assets acquired and the liabilities assumed is allocated to goodwill. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but at that time was unknown to us, may become known during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill and intangible assets. In accordance with the acquisition method of accounting, acquisition costs are expensed as incurred.

Accrued Insurance Claims. We retain the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers' compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our underground facility locating services. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is determined with the assistance of an actuary and reflected in the consolidated financial statements as accrued insurance claims. The liability for accrued claims and related accrued processing costs was $56.3 million and $48.8 million at July 27, 2013 and July 28, 2012, respectively. Based on prior payment patterns for similar claims, we expect $29.1 million of the amount accrued at July 27, 2013 to be paid within the next twelve months.

We estimate the liability for claims based on facts, circumstances and historical evidence. When loss reserves are recorded they are not discounted, even though they will not be paid until sometime in the future. Factors affecting the determination of the expected cost for existing and incurred but not reported claims include, but are not limited to, the estimated number of future claims, the payment pattern of claims which have been incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations.

With regard to losses occurring in fiscal 2011 through fiscal 2013, we retain the risk of loss of up to $1.0 million on a per occurrence basis for automobile liability, general liability and workers' compensation. We have maintained this same level of retention for fiscal 2014. These retention amounts are applicable to all of the states in which we operate, except with respect to workers' compensation insurance in three states in which we participate in a state sponsored insurance fund. Aggregate stop loss coverage for automobile liability, general liability and workers' compensation claims is $52.5 million for fiscal 2013 and $56.3 million for fiscal 2014. Quanta Services, Inc. has retained the risk of loss for insured claims of the Acquired Subsidiaries outstanding, or incurred but not reported, as of the date of acquisition.

For losses under our employee health plan, we are party to a stop-loss agreement under which we retain the risk of loss, on an annual basis, of the first $250,000 of claims per participant. In addition, we retain the risk of loss for the first $550,000 of claim amounts that aggregate across all participants having claims that exceed $250,000.

Income Taxes. We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. ASC Topic 740, Income Taxes ("ASC Topic 740") prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. ASC Topic 740 also provides guidance on derecognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosure and transition. Under ASC Topic 740, companies may recognize a previously unrecognized tax benefit if the tax position is effectively (as opposed to "ultimately") settled through examination, negotiation or litigation.

Stock-Based Compensation. Our stock-based award programs are intended to attract, retain and reward talented employees, officers and directors, and to align stockholder and employee interests. We have granted stock-based awards under our 2012 Long-Term Incentive Plan ("2012 Plan"), 2003 Long-Term Incentive Plan ("2003 Plan"), and the 2007 Non-Employee Directors Equity Plan ("2007 Directors Plan" and, together with the 2012 Plan and 2003 Plan, the "Plans"). In addition, awards are outstanding under other plans under which no further awards will be granted. Our policy is to issue new shares to satisfy equity awards under the Plans. The Plans provide for the grants of a number of types of stock-based awards, including stock options, restricted shares, performance shares, restricted share units, performance share units ("Performance RSUs"), and stock appreciation rights. The total number of shares available for grant under the Plans as of July 27, 2013 was 2,033,272.

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

The fair value of time-based restricted share units ("RSUs") and Performance RSUs is estimated on the date of grant and is generally equal to the closing stock price on that date. RSUs vest ratably over a period of four years and are settled in one share of our common stock on the vesting date. Performance RSUs vest over a three-year period from the date of grant if certain performance goals are achieved. The performance targets are based on our fiscal year operating earnings (adjusted for certain amounts) as a percentage of contract revenues and our fiscal year operating cash flow level. For the fiscal 2013 performance period, the performance targets exclude amounts attributable to significant businesses acquired in fiscal 2013, including acquisition, financing, and other related costs of the businesses acquired. Additionally, the awards include three year performance goals having similar measures as the fiscal year targets which, if met, result in supplemental shares awarded. For Performance RSUs, we evaluate compensation expense quarterly and recognize expense for performance-based awards if we determine it is probable that the performance criteria for the awards will be met.

The total amount of stock-based compensation expense ultimately recognized is based on the number of awards that actually vest and fluctuates as a result of performance criteria for performance-based awards, as well as the vesting period of all stock-based awards. Accordingly, the amount of compensation expense recognized during any fiscal year may not be representative of future stock-based compensation expense. In accordance with ASC Topic 718, Compensation – Stock Compensation, compensation costs for performance-based awards are recognized over the requisite service period if it is probable that the performance goal will be satisfied. We use our best judgment to determine probability of achieving the performance goals at each reporting period and recognize compensation costs based on the estimate of the shares that are expected to vest.

Contingencies and Litigation. In the ordinary course of our business, we are involved in certain legal proceedings. ASC Topic 450, Contingencies ("ASC Topic 450") requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued, we evaluate, among other factors, the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. If only a range of probable loss can be determined, we accrue for our best estimate within the range for the contingency. In those cases where none of the estimates within the range is better than another, we accrue for the amount representing the low end of the range in accordance with ASC Topic 450. As additional information becomes available, we reassess the potential liability related to our pending contingencies and litigation and revise our estimates. Revisions of our estimates of the potential liability could materially impact our results of operations. Additionally, if the final outcome of such litigation and contingencies differs adversely from that currently expected, it would result in a charge to earnings when determined.

Results of Operations

The Company uses a fiscal year ending on the last Saturday in July. On December 3, 2012, we acquired substantially all of the telecommunications infrastructure services subsidiaries of Quanta Services, Inc. Additionally, during the fourth quarter of fiscal 2013, the Company acquired Sage and certain assets of a tower construction and maintenance company. The businesses acquired in fiscal 2013 have been included in the consolidated statements of operations since their respective dates of acquisition. The following table sets forth, as a percentage of revenues earned, our consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	Fiscal Year Ended
	2013		2012		2011
	(Dollars in millions)
Revenues	$1,608.6	100.0%	$1,201.1	100.0%	$1,035.9	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	1,300.4	80.8	968.9	80.7	837.1	80.8
General and administrative	145.8	9.1	104.0	8.7	94.6	9.1
Depreciation and amortization	85.5	5.3	62.7	5.2	62.5	6.0
Total	1,531.7	95.2	1,135.7	94.6	994.3	96.0
Interest expense, net	(23.3)	(1.5)	(16.7)	(1.4)	(15.9)	(1.5)
Loss on debt extinguishment	—	—	—	—	(8.3)	(0.8)
Other income, net	4.6	0.3	15.8	1.3	11.1	1.1
Income before income taxes	58.2	3.6	64.6	5.4	28.5	2.7
Provision for income taxes	23.0	1.4	25.2	2.1	12.4	1.2
Net income	$35.2	2.2%	$39.4	3.3%	$16.1	1.6%

Year Ended July 27, 2013 Compared to Year Ended July 28, 2012

Revenues. The following table presents information regarding total revenues by type of customer for the fiscal years ended July 27, 2013 and July 28, 2012 (totals may not add due to rounding):

	Fiscal Year Ended
	2013		2012			%
	Revenue	% of Total	Revenue	% of Total	Increase (decrease)	Increase (decrease)
	(Dollars in millions)
Telecommunications	$1,410.5	87.7%	$1,014.6	84.5%	$395.9	39.0%
Underground facility locating	127.8	7.9	131.3	10.9	(3.5)	(2.7)
Electric and gas utilities and other customers	70.3	4.4	55.2	4.6	15.1	27.4
Total contract revenues	$1,608.6	100.0%	$1,201.1	100.0%	$407.5	33.9%

Revenues increased $407.5 million, or 33.9%, during fiscal 2013 as compared to fiscal 2012. Of this increase, $337.9 million was generated by businesses acquired in fiscal 2013.

The following table presents total revenues by type of customer for the fiscal years ended July 27, 2013 and July 28, 2012, excluding the amounts attributed to the businesses acquired.

	Fiscal Year Ended
	2013	2012
	Revenue	Revenue	Increase (decrease)	Increase (decrease)
	(Dollars in millions)
Telecommunications	$1,104.8	$1,014.6	$90.2	8.9%
Underground facility locating	126.4	131.3	(4.9)	(3.7)
Electric and gas utilities and other customers	39.5	55.2	(15.7)	(28.4)
	$1,270.7	$1,201.1	$69.6	5.8%
Revenues from businesses acquired in fiscal 2013	337.9	—	337.9	*
Total contract revenues	$1,608.6	$1,201.1	$407.5	33.9%
* Not meaningful.

Revenues from specialty construction services provided to telecommunications companies, excluding amounts attributed to businesses acquired in fiscal 2013, increased 8.9%, or $90.2 million, to $1,104.8 million during fiscal 2013 compared to $1,014.6 million during fiscal 2012. During fiscal 2013 and fiscal 2012, the Company earned revenues from storm restoration services of $16.7 million and $6.0 million, respectively. During fiscal 2013, revenues increased approximately $77.7 million for a significant customer, including revenues for services performed for its wireless network under contracts entered into during fiscal 2012. Revenues increased $26.7 million for three leading cable multiple system operators for maintenance and construction services, including services to provision fiber to small and medium businesses as well as network upgrades. Revenues increased $9.4 million for another cable multiple system operator enhancing its fiberoptic network. Additionally, revenues increased $8.0 million for a telephone customer which is expanding and enhancing its broadband services related to rural access lines it acquired and for broadband stimulus initiatives. These increases were partially offset by a decrease in revenue of $12.2 million for a telephone customer from decreases in services provided under existing contracts and broadband stimulus initiatives. Additionally, we experienced a decrease in revenue of $10.4 million for a significant telephone customer as a result of reduced spending in fiscal 2013 as compared to fiscal 2012. Other telecommunications customers had net decreases in revenue of $19.7 million in fiscal 2013 as compared to fiscal 2012.

Revenues from underground facility locating customers, excluding amounts attributed to businesses acquired in fiscal 2013, decreased 3.7% to $126.4 million during fiscal 2013 compared to $131.3 million during fiscal 2012. The decrease partially resulted from a contract that ended during the second quarter of fiscal 2012 and due to reduced work from current customers.

Revenues from electric and gas utilities and other construction and maintenance customers, excluding amounts attributed to businesses acquired in fiscal 2013, decreased to $39.5 million during fiscal 2013 compared to $55.2 million during fiscal 2012. The decrease was primarily attributable to decreases in work performed for several gas companies and electric utilities during fiscal 2013 as compared to fiscal 2012.

Costs of Earned Revenues. Costs of earned revenues increased to $1,300.4 million during fiscal 2013 compared to $968.9 million during fiscal 2012. The increase was primarily due to a higher level of operations during fiscal 2013, including costs of the businesses acquired in fiscal 2013. The primary components of the total increase was a $235.8 million aggregate increase in direct labor and independent subcontractor costs, a $41.2 million increase in direct material costs, and an aggregate $54.5 million increase in other direct costs, including a pre-tax $0.5 million charge for a wage and hour class action settlement.

Costs of earned revenues as a percentage of contract revenues increased 0.2% during fiscal 2013 as compared to fiscal 2012. Direct material costs as a percentage of total revenue increased 0.3% compared to fiscal 2012 as our mix of work included a higher level of projects where we provided materials to the customer. Other direct costs increased 0.3% as a percentage of total revenue primarily as a result of the mix of work performed and increased equipment and claims related costs as compared to fiscal 2012. Offsetting these increases, fuel costs decreased 0.3% as a percentage of total revenue during fiscal 2013 as compared to fiscal 2012. Additionally, total labor and subcontractor costs decreased 0.1% as a percentage of total revenue for fiscal 2013 as compared to fiscal 2012.

General and Administrative Expenses. General and administrative expenses increased to $145.8 million during fiscal 2013 as compared to $104.0 million for fiscal 2012. General and administrative expenses as a percentage of contract revenues were 9.1% and 8.7% for fiscal 2013 and fiscal 2012, respectively. The increase in total general and administrative expenses for fiscal 2013 resulted primarily from the general and administrative costs of the businesses acquired in fiscal 2013 and approximately $6.8 million and $3.4 million of pre-tax acquisition and integration costs, respectively, during fiscal 2013. Additionally, stock-based compensation increased to $9.9 million during fiscal 2013 from $7.0 million during fiscal 2012. Other increases in general and administrative expenses were increased payroll expenses as a result of growth, increased incentive pay expenses from improved operations, and higher professional fees for legal and accounting services.

Depreciation and Amortization. Depreciation and amortization increased to $85.5 million during fiscal 2013 from $62.7 million during fiscal 2012 and totaled 5.3% and 5.2% as a percentage of contract revenues during the current and prior year, respectively. The increase in depreciation and amortization expense for fiscal 2013 is a result of the addition of fixed assets and amortizing intangibles relating to the businesses acquired during fiscal 2013. These increases were partially offset by certain fixed assets becoming fully depreciated in fiscal 2012 and 2013.

Interest Expense, Net. Interest expense, net was $23.3 million and $16.7 million during fiscal 2013 and 2012, respectively. The increase for fiscal 2013 reflects higher debt balances outstanding during the current year primarily related to the financing of the purchase of the Acquired Subsidiaries. The additional debt includes $90.0 million in 7.125% senior subordinated notes due 2021 issued on December 12, 2012, as well as outstanding amounts during the period under our new five-year credit agreement (the "Credit Agreement"). The additional interest cost on incremental debt was partially offset by lower cost of debt related to the replacement of our previous credit agreement during fiscal 2013.

Other Income, Net. Other income decreased to $4.6 million during fiscal 2013 from $15.8 million during fiscal 2012. The decreases in other income were primarily a function of the number of assets sold and prices obtained for those assets during fiscal 2013. Additionally, we recognized $0.3 million in write-off of deferred financing costs during fiscal 2013 in connection with the replacement of our credit facility in December 2012.

Income Taxes. The following table presents our income tax expense and effective income tax rate for fiscal years 2013 and 2012:

	Fiscal Year Ended
	2013	2012
	(Dollars in millions)
Income tax provision	$23.0	$25.2
Effective income tax rate	39.5%	39.0%

Our effective income tax rate differs from the statutory rates for the tax jurisdictions where we operate. Variations in our effective income tax rate for fiscal 2013 and 2012 are primarily attributable to the impact of non-deductible and non-taxable items, disqualifying dispositions of incentive stock option exercises, and production-related tax credits recognized in relation to our pre-tax results during the period. Non-deductible and non-taxable items will generally have a reduced impact on the effective income tax rate in periods of greater pre-tax results. We had total unrecognized tax benefits of approximately $2.3 million and $2.2 million as of July 27, 2013 and July 28, 2012, respectively, which would reduce our effective tax rate during the periods recognized if it is determined that those liabilities are no longer required.

Net Income. Net income was $35.2 million for fiscal 2013 as compared to $39.4 million during fiscal 2012.

Year Ended July 28, 2012 Compared to Year Ended July 30, 2011

Revenues. The following table presents information regarding total revenues by type of customer for the fiscal years ended July 28, 2012 and July 30, 2011 (totals may not add due to rounding):

	Fiscal Year Ended
	2012		2011			%
	Revenue	% of Total	Revenue	% of Total	Increase (decrease)	Increase (decrease)
	(Dollars in millions)
Telecommunications	$1,014.6	84.5%	$850.5	82.1%	$164.1	19.3%
Underground facility locating	131.3	10.9	144.7	14.0	(13.4)	(9.2)
Electric and gas utilities and other customers	55.2	4.6	40.7	3.9	14.5	35.6
Total contract revenues	$1,201.1	100.0%	$1,035.9	100.0%	$165.3	16.0%

Revenues increased $165.3 million, or 16.0%, during fiscal 2012 compared to fiscal 2011. Businesses acquired during the second quarter of fiscal 2011 generated $54.5 million of revenues during fiscal 2012 compared to $33.8 million during fiscal 2011.

Revenues from specialty construction services provided to telecommunications companies increased 19.3%, or $164.1 million, to $1,014.6 million during fiscal 2012 compared to $850.5 million during fiscal 2011. Businesses acquired during the second quarter of fiscal 2011 generated $20.7 million of this increase. Revenue increased $50.5 million for a significant telephone customer for services provided under existing contracts, including fiber to the cell site activity, and for services provided under new contracts which expanded our geographic service area. For another significant telecommunications customer revenue increased $41.4 million for services provided under new contracts entered into during fiscal 2011 which expanded our geographic service area. Additionally, we had incremental revenue of $36.6 million for a telephone customer from services provided under existing contracts and rural broadband initiatives. For two leading cable multiple system operators, we experienced a $13.0 million increase in revenue for installation, maintenance, and construction services, which included services to provision fiber to cellular sites. Other telecommunications customers had net increases in revenue of $58.0 million for fiscal 2012, including services provided under new contracts for rural broadband initiatives, expanding both our customer base and geographic service areas. These increases were partially offset by a decrease in revenue of $50.6 million for a significant telephone customer compared to fiscal 2011 as a result of reduced spending by the customer in fiscal 2012 and a $5.6 million decline in services provided to another leading cable multiple system operator.

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

Costs of Earned Revenues. Costs of earned revenues increased to $968.9 million during fiscal 2012 compared to $837.1 million during fiscal 2011. The increase was primarily due to a higher level of operations during fiscal 2012, including the operating costs of Communication Services, Inc. ("Communication Services") and NeoCom Solutions, Inc. ("NeoCom") since their acquisitions during the second quarter of fiscal 2011. The primary components of the increase were a $93.0 million aggregate increase in direct labor and independent subcontractor costs, a $28.8 million increase in direct materials costs, a $7.9 million increase in other direct costs, and a $2.1 million increase in fuel costs.

Costs of earned revenues as a percentage of contract revenues decreased 0.1% during fiscal 2012 compared to fiscal 2011. Labor and subcontractor costs decreased 0.3% in fiscal 2012 compared to fiscal 2011 as a result of improved operating efficiency and the mix of work performed. Additionally, fuel costs decreased 0.3% as a percentage of total revenue as compared to fiscal 2011. Other direct costs decreased 0.9% as a percentage of total revenue compared to fiscal 2011, primarily as a result of reduced costs for insurance claims during fiscal 2012 and improved operating cost leverage. Offsetting these decreases, material usage increased 1.4% as a percentage of total revenue based on our mix of work.

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

Depreciation and Amortization. Depreciation and amortization increased to $62.7 million during fiscal 2012 from $62.5 million during fiscal 2011 and totaled 5.2% and 6.0% as a percentage of contract revenues during fiscal 2012 and fiscal 2011, respectively. The decrease in depreciation and amortization as a percentage of contract revenues was primarily the result of our mix of work and greater leverage on depreciable assets as our revenue has grown.

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

Fiscal 2011 –  Loss on Debt Extinguishment. On January 21, 2011, Dycom Investments, Inc., one of our subsidiaries, issued $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 in a private placement.  A portion of the net proceeds was used to fund the purchase in January 2011 of $86.96 million aggregate principal amount of our outstanding 8.125% senior subordinated notes due 2015 (the "2015 Notes") at a price of 104.313% of the principal amount pursuant to a tender offer to purchase, for cash, any and all of our $135.35 million in aggregate principal amount of outstanding 2015 Notes. Additionally, a portion of the net proceeds was used to fund our redemption in February 2011 of the remaining $48.39 million outstanding aggregate principal amount of 2015 Notes at a price of 104.063% of the principal amount. As a result, we recognized a loss on debt extinguishment of approximately $6.0 million during fiscal 2011, comprised of tender premiums and legal and professional fees associated with the tender offer and redemption and $2.3 million for the write off of deferred debt issuance costs for the 2015 Notes redeemed.

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

Liquidity and Capital Resources

Capital requirements. Historically, our sources of cash have been operating activities, long-term debt, equity offerings, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Our working capital needs vary based on our level of operations and generally increase with higher levels of revenue. Our working capital requirements are also impacted by the time it takes to collect our accounts receivable for work performed for customers. Cash and equivalents totaled $18.6 million at July 27, 2013 compared to $52.6 million at July 28, 2012. Working capital (total current assets less total current liabilities) was $341.3 million at July 27, 2013 compared to $262.4 million at July 28, 2012.

Capital resources are primarily used to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. We periodically borrow from and repay our revolving credit facility depending on our cash requirements. Additionally, our capital requirements may increase to the extent we make acquisitions that involve consideration other than our stock, buy back our common stock, repay revolving borrowings, or repurchase or call our senior subordinated notes. We have not paid cash dividends since 1982. Our board of directors regularly evaluates our dividend policy based on our financial condition, profitability, cash flow, capital requirements, and the outlook of our business. We currently intend to retain any earnings for use in the business, including for investment in acquisitions, and consequently we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Additionally, the indenture governing our senior subordinated notes contains covenants that restrict our ability to make certain payments, including the payment of dividends.

We expect capital expenditures, net of disposals, to range from $70 million to $75 million for fiscal 2014. Our level of capital expenditures can vary depending on the customer demand for our services, the replacement cycle we select for our equipment, and overall growth. We intend to fund these expenditures primarily from operating cash flows, availability under our credit facility and cash on hand.

	For the Fiscal Year Ended
	2013	2012	2011
	(Dollars in millions)
Net cash flows:
Provided by operating activities	$106.7	$65.1	$43.9
Used in investing activities	$(389.1)	$(51.9)	$(85.4)
Provided by (used in) financing activities	$248.3	$(5.4)	$(17.0)

Cash from Operating Activities. During fiscal 2013, net cash provided by operating activities was $106.7 million. Non-cash items during fiscal 2013 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities used $17.5 million of operating cash flow during fiscal 2013. The primary working capital sources of cash flow during fiscal 2013 were decreases in accounts receivable of $3.6 million, including amounts collected for balances from business acquired during fiscal 2013. Additionally, net decreases in income tax receivables was $6.0 million during the period due to the timing of payments. Working capital changes that used operating cash flow during fiscal 2013 were increases in net costs and estimated earnings in excess of billings of $12.3 million as a result of growth in operations during fiscal 2013. Other working capital changes that used operating cash flow during fiscal 2013 were decreases in accounts payable of $11.2 million as a result of timing of payments. Additionally, decreases in accrued liabilities, insurance claims and other liabilities used $2.5 million of cash flow. Net increases in other current and other non-current assets combined used $1.1 million of operating cash flow during fiscal 2013 primarily for inventory and other pre-paid costs.

Based on average daily revenue during the applicable quarter, days sales outstanding calculated for accounts receivable, net was 48 as of July 27, 2013 compared to 41 days as of July 28, 2012. Days sales outstanding calculated for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, was 36 days as of both July 27, 2013 and July 28, 2012. The change in days sales outstanding for accounts receivable resulted from growth in operations during fiscal 2013, the impact of generally higher days sales outstanding for the Acquired Subsidiaries and other changes in customer mix compared to fiscal 2012. We believe that none of our major customers were experiencing financial difficulties which would materially affect our cash flows or liquidity as of July 27, 2013.

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

During fiscal 2011, net cash provided by operating activities was $43.9 million. Operating cash flow and net income for fiscal 2011 were reduced by our payment of $6.0 million in consent and other fees related to our repurchase of $135.35 million in aggregate principal amount of the 2015 Notes. Non-cash items during fiscal 2011 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, deferred income taxes, amortization of debt issuance costs, and the write-off of approximately $2.3 million of debt issuance costs in connection with the tender offer and subsequent redemption of the outstanding 2015 Notes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities used $47.4 million of operating cash flow during fiscal 2011. The primary working capital uses during fiscal 2011 were increases in accounts receivable of $21.7 million and increases in net costs and estimated earnings in excess of billings of $23.2 million. The increases in accounts receivable and costs and estimated earnings in excess of billings are a result of higher revenue levels during the fourth quarter of fiscal 2011, including storm restoration services. Other uses of working capital included other current and other non-current assets combined of $4.4 million, primarily for higher levels of inventory, and increases in income taxes receivable of $5.0 million as a result of the timing of federal and state income tax payments. Working capital changes that increased operating cash flow during fiscal 2011 were increases in accounts payable of $2.6 million and increases in other accrued liabilities and accrued insurance claims of $4.3 million. These increases were primarily attributable to higher operating levels of fiscal 2011 and the timing of payments.

Cash Used in Investing Activities. Net cash used in investing activities was $389.1 million during fiscal 2013. During fiscal 2013 we paid $330.3 million in connection with the acquisition of businesses, including $319.0 million for the Acquired Subsidiaries, net of cash acquired. Additionally, during fiscal 2013 capital expenditures of $64.7 million were offset in part by proceeds from the sale of assets of $5.8 million. Restricted cash, primarily related to funding provisions of our insurance program, decreased less than $0.1 million during fiscal 2013.

Net cash used in investing activities was $51.9 million during fiscal 2012. During fiscal 2012 capital expenditures of $77.6 million were offset in part by proceeds from the sale of assets of $24.8 million, including approximately $5.5 million related to the sale of non-core cable system assets during the third quarter of fiscal 2012. Capital expenditures of $77.6 million for fiscal 2012 increased from $61.5 million in fiscal 2011 as the result of spending for new work opportunities and the replacement of certain fleet assets. In addition, we incurred certain capital expenditures to increase the fuel and operating efficiency of our fleet of vehicles. Restricted cash, primarily related to funding provisions of our insurance programs, decreased $0.9 million during fiscal 2012.

During fiscal 2011 net cash used in investing activities was $85.4 million, including $9.0 million and $27.5 million paid in connection with the acquisitions of Communication Services, Inc. and NeoCom Solutions, Inc., respectively. Capital expenditures of $61.5 million were offset in part by proceeds from the sale of assets of $12.3 million. Restricted cash, primarily related to funding provisions of our insurance program, decreased approximately $0.2 million during fiscal 2011.

Cash Provided by Financing Activities. Net cash provided by financing activities was $248.3 million during fiscal 2013. During fiscal 2013 we received $93.8 million in gross proceeds from the issuance of long-term debt comprised of the issuance of an incremental $90.0 million in aggregate principal amount of our 7.125% senior subordinated notes due 2021 and $3.8 million in premium received in connection with the issuance, $125.0 million in proceeds from the term loan ("Term Loan") under our Credit Agreement and net revolving borrowings under our Credit Agreement of $49.0 million, partially offset by principal payments on the Term Loan of $3.1 million. Additionally, we paid $6.7 million of debt issuance costs in connection with the new Credit Agreement and issuance of the 7.125% senior subordinated notes due 2021 during fiscal 2013.

During fiscal 2013, we repurchased 1,047,000 shares of our common stock in open market transactions, at an average price of $14.52 per share, for approximately $15.2 million. We withheld shares of restricted units and paid $0.9 million to tax authorities in order to meet payroll tax withholdings obligations on restricted units that vested to employees and certain officers during fiscal 2013. Additionally, we received $5.3 million from the exercise of stock options and received excess tax benefits of $1.3 million primarily from the vesting of restricted share units and exercises of stock options during fiscal 2013.

Net cash used in financing activities was $5.4 million during fiscal 2012. During fiscal 2012, we repurchased 597,700 shares of our common stock in open market transactions, at an average price of $21.68 per share, for approximately $13.0 million. We received $6.5 million from the exercise of stock options and received excess tax benefits of $1.6 million primarily from the vesting of restricted share units and exercises of stock options during fiscal 2012. During fiscal 2012, we withheld shares of restricted units and paid $0.3 million to tax authorities in order to meet payroll tax withholdings obligations on restricted units that vested to certain officers and employees during those periods. Additionally, we paid approximately $0.2 million during fiscal 2012 for principal payments on capital leases.

Net cash used in financing activities was $17.0 million for fiscal 2011. During fiscal 2011, we received $187.5 million in gross proceeds from the issuance of $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 and paid $5.2 million in debt issuance costs. A portion of the net proceeds from the issuance were used in January 2011 to fund the purchase of $86.96 million principal amount of our 2015 Notes pursuant to a concurrent tender offer and to fund the redemption of the remaining $48.39 million outstanding aggregate principal amount in February 2011. Additionally, we paid $0.6 million in principal payments on capital leases. During fiscal 2011 we repurchased 5,389,500 shares of our common stock in open market transactions for $64.5 million, at an average price of $11.98 per share. Additionally, we received $1.3 million from the exercise of stock options during fiscal 2011. Further, during fiscal 2011 we withheld shares of restricted share units and paid $0.2 million to tax authorities in order to meet payroll tax withholding obligations on our restricted share units that vested to certain officers and employees during those periods.

Compliance with Credit Agreement and Indenture. On December 3, 2012 we entered into our new, five-year Credit Agreement with various lenders. The Credit Agreement matures in December 2017 and provides for a $125 million term loan and a $275 million revolving facility. The Credit Agreement contains a sublimit of $150 million for the issuance of letters of credit. Subject to certain conditions, the Credit Agreement provides for the ability to enter into one or more incremental facilities, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans, in an aggregate amount not to exceed $100 million. Borrowings under the Credit Agreement can be used to refinance certain indebtedness, to provide general working capital, and for other general corporate purposes. We used borrowings under the Credit Agreement in connection with the acquisition of businesses during fiscal 2013, including the Acquired Subsidiaries.

The Credit Agreement replaced our prior credit agreement, dated as of June 4, 2010, which was due to expire in June 2015. At the time of termination, there were no outstanding borrowings and all outstanding letters of credit were transferred to the Credit Agreement. We did not incur any material early termination penalties in connection with the termination of the prior credit agreement. We recognized $0.3 million in write-off of deferred financing costs during the second quarter of fiscal 2013 in connection with the replacement of the prior credit agreement.

Borrowings under the Credit Agreement (other than Swingline Loans (as defined in the Credit Agreement)) bear interest at a rate equal to either (a) the administrative agent's base rate, described in the Credit Agreement as the highest of (i) the administrative agent's prime rate, (ii) the Federal Funds Rate plus 0.50%, and (iii) a floating rate of interest equal to one month LIBOR plus 1.00%, or (b) the Eurodollar Rate, plus, in each case, an applicable margin based upon our consolidated leverage ratio. Swingline Loans bear interest at a rate equal to the administrative agent's base rate plus a margin based upon our consolidated leverage ratio. As of July 27, 2013, borrowings are eligible for a margin of 1.0% for borrowings based on the administrative agent's base rate and 2.0% for borrowings based on the Eurodollar Rate. Borrowings under the Credit Agreement are guaranteed by substantially all of our subsidiaries and secured by the stock of each of the wholly-owned, domestic subsidiaries (subject to specified exceptions). We incur fees under the Credit Agreement for the unutilized commitments at rates that range from 0.25% to 0.40% per annum, fees for outstanding standby letters of credit at rates that range from 1.50% to 2.25% per annum and fees for outstanding commercial letters of credit at rates that range from 0.75% to 1.125% per annum, in each case based on our consolidated leverage ratio. As of July 27, 2013, $49.0 million of outstanding revolving borrowings and the Term Loan were based on the Eurodollar Rate at a rate per annum of 2.19%. Unutilized commitments and outstanding standby letters of credit were at rates per annum of 0.35% and 2.0%, respectively.

The Term Loan is subject to annual amortization payable in equal quarterly installments of principal, with installments paid during the third and fourth quarters of fiscal 2013. The remaining amortization for the Term Loan as of July 27, 2013 is as follows: $7.8 million during fiscal 2014, $10.9 million during fiscal 2015; $14.1 million during fiscal 2016; $17.2 million during fiscal 2017; and $71.9 million during fiscal 2018.

The Credit Agreement contains affirmative and negative covenants which are customary for similar credit agreements, including, without limitation, limitations on us and our subsidiaries with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, disposition of assets, sale-leaseback transactions, transactions with affiliates and capital expenditures. The Credit Agreement contains financial covenants which require us to (i) maintain a consolidated leverage ratio of not greater than (a) 3.50 to 1.00 for fiscal quarters ending July 27, 2013 through April 26, 2014, (b) 3.25 to 1.00 for fiscal quarters ending July 26, 2014 through April 25, 2015 and (c) 3.00 to 1.00 for fiscal quarters ending July 25, 2015 and each fiscal quarter thereafter, as measured on a trailing four quarter basis at the end of each fiscal quarter, and (ii) maintain a consolidated interest coverage ratio of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter.

On July 27, 2013 we had $46.7 million of outstanding letters of credit issued under the Credit Agreement. The outstanding letters of credit are issued as part of our insurance program. At July 27, 2013 and July 28, 2012 we were in compliance with the financial covenants of the applicable credit agreement and had additional borrowing availability of $179.3 million and $186.5 million, respectively, as determined by the most restrictive covenants of the applicable agreement.

On July 28, 2012, Dycom Investments, Inc., one of our subsidiaries, had outstanding an aggregate principal amount of $187.5 million of 7.125% senior subordinated notes due 2021 that were issued under an indenture dated January 21, 2011 (the "Indenture"). On December 12, 2012, an additional $90.0 million in aggregate principal amount of 7.125% senior subordinated notes due 2021 were issued under the Indenture at 104.25% of the principal amount. The resulting debt premium of $3.8 million is being amortized to interest expense over the remaining term of the notes and was $3.6 million as of July 27, 2013. The net proceeds of this issuance were used to repay a portion of the borrowings under our Credit Agreement. Holders of all $277.5 million aggregate principal amount of the 7.125% senior subordinated notes due 2021 (the "2021 Notes") vote as one series under the Indenture.

On July 27, 2013, $277.5 million in aggregate principal amount of 2021 Notes was outstanding under the Indenture. The 2021 Notes are guaranteed by substantially all of our subsidiaries. The Indenture contains covenants that limit, among other things, our ability and the ability of our subsidiaries to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of our subsidiaries to pay dividends or make payments to us and our restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of its assets.

Contractual Obligations. The following tables set forth our outstanding contractual obligations, including related party leases, as of July 27, 2013:

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
	(Dollars in thousands)
7.125% senior subordinated notes due 2021	$—	$—	$—	$277,500	$277,500
Credit Agreement – revolving borrowings	—	—	49,000	—	49,000
Credit Agreement – Term Loan	7,813	25,000	89,062	—	121,875
Fixed interest payments on long-term debt (a)	19,772	39,544	39,544	49,429	148,289
Operating lease obligations	14,880	17,414	5,891	1,860	40,045
Employment agreements	6,423	7,320	783	—	14,526
Purchase and other contractual obligations	11,697	—	—	—	11,697
Total	$60,585	$89,278	$184,280	$328,789	$662,932

(a) Includes interest payments on our $277.5 million in aggregate principal amount of 2021 Notes outstanding and excludes any interest payments on our variable rate debt. Variable rate debt as of July 27, 2013 was comprised of $121.9 million outstanding on our Term Loan and $49.0 million in outstanding revolving borrowings under our Credit Agreement.

Purchase and other contractual obligations in the above table primarily represents obligations under agreements to purchase undelivered vehicles and equipment. We have excluded contractual obligations under the multiemployer defined pension plans that cover certain of our employees as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of July 27, 2013. During fiscal 2013, 2012, and 2011, our contributions to the multiemployer defined pension plan totaled approximately $3.2 million, $2.9 million, and $3.8 million, respectively.

Our consolidated balance sheet as of July 27, 2013 includes a long-term liability of approximately $27.3 million for accrued insurance claims. This liability has been excluded from the above table as the timing of any cash payments is uncertain. See Note 8, Accrued Insurance Claims, of the Notes to the Consolidated Financial Statements for additional information regarding our accrued insurance claims liability.

The liability for unrecognized tax benefits for uncertain tax positions at July 27, 2013 and July 28, 2012 was $2.3 million and $2.2 million, respectively, and is included in other liabilities in the consolidated balance sheet. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Off-Balance Sheet Arrangements.

Performance Bonds and Guarantees – We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of July 27, 2013, we had $446.5 million of outstanding performance and other surety contract bonds. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $132.1 million as of July 27, 2013. No events have occurred in which the customers have exercised their rights under the bonds. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit – We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize our obligations to our insurance carriers in connection with the settlement of potential claims. As of July 27, 2013 and July 28, 2012 we had $46.7 million and $38.5 million, respectively, outstanding standby letters of credit issued under the Credit Agreement.

Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our Credit Agreement, are sufficient to meet our financial obligations. These obligations include interest payments required on our senior subordinated notes and outstanding borrowings under our Credit Agreement, working capital requirements, and the normal replacement of equipment at our current level of operations for at least the next twelve months. Our future operating results and cash flows may be affected by a number of factors including our success in bidding on future contracts and our ability to manage costs effectively. To the extent we seek to grow by acquisitions that involve consideration other than our stock, or to the extent we buy back our common stock, repay revolving borrowings or repurchase or call our senior subordinated notes, our capital requirements may increase. Changes in financial markets or other areas of the economy could adversely impact our ability to access the capital markets, in which case we would expect to rely on a combination of available cash and the Credit Agreement to provide short-term funding.

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

Backlog. Our backlog totaled $2.197 billion and $1.565 billion at July 27, 2013 and July 28, 2012, respectively. We expect to complete 55.4% of the July 27, 2013 backlog during the next twelve months. The increase in backlog is due in part to the incremental backlog resulting from businesses acquired in fiscal 2013.

Our backlog consists of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under master service agreements and other contracts. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical experience with customers and, more generally, our experience in procurements of this type. Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to commercial issues and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Our estimates of a customer's requirements during a particular future period may prove to be inaccurate.

Backlog is considered a non-GAAP financial measure as defined by SEC Regulation G; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.

Seasonality and Quarterly Fluctuations

Our revenues exhibit seasonality as a significant portion of the work we perform is outdoors. Consequently, our operations are impacted by extended periods of inclement weather. Generally, inclement weather is more likely to occur during the winter season which falls during our second and third fiscal quarters. Also, a disproportionate percentage of total paid holidays fall within our second quarter, which decreases the number of available workdays. Additionally, our customer premise equipment installation activities for cable providers historically decrease around calendar year end holidays as their customers generally require less activity during this period. As a result, we may experience reduced revenue in the second or third quarters of our fiscal year.

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

Recently Issued Accounting Pronouncements

Refer to Note 1, Accounting Policies, of Notes to the Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to interest rates on our cash and equivalents and our debt obligations. We monitor the effects of market changes on interest rates and manage interest rate risks by investing in short-term cash equivalents with market rates of interest and by maintaining a mix of fixed and variable rate debt obligations. A hypothetical 100 basis point increase in interest rates would result in an increase to annual earnings of approximately $0.2 million if our cash and equivalents held as of July 27, 2013 were to be fully invested in interest bearing financial instruments.

Our revolving credit facility permits borrowings at a variable rate of interest. On July 27, 2013, we had variable rate debt outstanding under the Credit Agreement of $49.0 million of revolver borrowings and a $121.9 million term loan. Interest related to the borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of the Credit Agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly increase or decrease by approximately $0.9 million annually. Additionally, outstanding long-term debt on July 27, 2013 included $277.5 million of principal amount of the 2021 Notes, which bear a fixed rate of interest of 7.125%. Due to the fixed rate of interest on the notes, changes in interest rates would not have an impact on the related interest expense. The fair value of the outstanding notes was approximately $292.4 million on July 27, 2013, based on quoted market prices, as compared to $281.1 million carrying value (including debt premium of $3.6 million). There exists market risk sensitivity on the fair value of the fixed rate notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the notes of approximately $8.4 million, calculated on a discounted cash flow basis.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of July 27, 2013, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.

Item 8. Financial Statements and Supplementary Data.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JULY 27, 2013 AND JULY 28, 2012

	July 27, 2013	July 28, 2012
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$18,607	$52,581
Accounts receivable, net	252,202	141,788
Costs and estimated earnings in excess of billings	204,349	127,321
Inventories	35,999	26,274
Deferred tax assets, net	16,853	15,633
Income taxes receivable	2,516	4,884
Other current assets	10,608	8,466
Total current assets	541,134	376,947

PROPERTY AND EQUIPMENT, NET	202,703	158,247
GOODWILL	267,810	174,849
INTANGIBLE ASSETS, NET	125,275	49,773
OTHER	17,286	12,377
TOTAL NON-CURRENT ASSETS	613,074	395,246
TOTAL ASSETS	$1,154,208	$772,193

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$77,954	$36,823
Current portion of debt	7,813	74
Billings in excess of costs and estimated earnings	13,788	1,522
Accrued insurance claims	29,069	25,218
Other accrued liabilities	71,191	50,926
Total current liabilities	199,815	114,563

LONG-TERM DEBT (including debt premium of $3.6 million at July 27, 2013)	444,169	187,500
ACCRUED INSURANCE CLAIMS	27,250	23,591
DEFERRED TAX LIABILITIES, NET NON-CURRENT	48,612	49,537
OTHER LIABILITIES	6,001	4,071
Total liabilities	725,847	379,262

COMMITMENTS AND CONTINGENCIES, Notes 10, 11, and 18

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 33,264,117 and 33,587,744 issued and outstanding, respectively	11,088	11,196
Additional paid-in capital	115,205	114,820
Accumulated other comprehensive income	103	138
Retained earnings	301,965	266,777
Total stockholders' equity	428,361	392,931
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,154,208	$772,193

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JULY 27, 2013, JULY 28, 2012, AND JULY 30, 2011

	2013	2012	2011
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$1,608,612	$1,201,119	$1,035,868

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	1,300,416	968,949	837,119
General and administrative (including stock-based compensation expense of $9.9 million, $7.0 million, and $4.4 million, respectively)	145,771	104,024	94,622
Depreciation and amortization	85,481	62,693	62,533
Total	1,531,668	1,135,666	994,274

Interest expense, net	(23,334)	(16,717)	(15,911)
Loss on debt extinguishment	—	—	(8,295)
Other income, net	4,589	15,825	11,096
INCOME BEFORE INCOME TAXES	58,199	64,561	28,484

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	25,281	15,309	(2,351)
Deferred	(2,270)	9,874	14,728
Total	23,011	25,183	12,377

NET INCOME	$35,188	$39,378	$16,107

EARNINGS PER COMMON SHARE:
Basic earnings per common share	$1.07	$1.17	$0.46

Diluted earnings per common share	$1.04	$1.14	$0.45

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	33,012,595	33,653,055	35,306,900
Diluted	33,782,187	34,481,895	35,754,168

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS ENDED JULY 27, 2013, JULY 28, 2012, AND JULY 30, 2011

	2013	2012	2011
	(Dollars in thousands)
NET INCOME	$35,188	$39,378	$16,107
Foreign currency translation (losses) gains	(35)	(161)	130
COMPREHENSIVE INCOME	$35,153	$39,217	$16,237

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED JULY 27, 2013, JULY 28, 2012, AND JULY 30, 2011

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Equity
	Shares	Amount
	(Dollars in thousands, except shares)
Balances at July 31, 2010	38,656,190	$12,885	$170,209	$169	$211,292	$394,555
Stock options exercised	153,841	51	1,270	—	—	1,321
Non-cash stock-based compensation expense	—	—	4,314	—	—	4,314
Issuance of restricted stock, net of tax withholdings	67,109	23	(51)	—	—	(28)
Repurchase of common stock	(5,389,500)	(1,797)	(62,751)	—	—	(64,548)
Other comprehensive income	—	—	—	130	—	130
Net income	—	—	—	—	16,107	16,107
Balances at July 30, 2011	33,487,640	11,162	112,991	299	227,399	351,851
Stock options exercised	617,103	206	6,284	—	—	6,490
Non-cash stock-based compensation expense	5,168	2	6,780	—	—	6,782
Issuance of restricted stock, net of tax withholdings	75,533	25	(354)	—	—	(329)
Repurchase of common stock	(597,700)	(199)	(12,761)	—	—	(12,960)
Other comprehensive loss	—	—	—	(161)	—	(161)
Tax benefits from stock-based compensation	—	—	1,880	—	—	1,880
Net income	—	—	—	—	39,378	39,378
Balances at July 28, 2012	33,587,744	11,196	114,820	138	266,777	392,931
Stock options exercised	544,162	181	5,072	—	—	5,253
Non-cash stock-based compensation expense	5,674	2	9,900	—	—	9,902
Issuance of restricted stock, net of tax withholdings	173,537	58	(942)	—	—	(884)
Repurchase of common stock	(1,047,000)	(349)	(14,854)	—	—	(15,203)
Other comprehensive loss	—	—	—	(35)	—	(35)
Tax benefits from stock-based compensation	—	—	1,209	—	—	1,209
Net income	—	—	—	—	35,188	35,188
Balances at July 27, 2013	33,264,117	$11,088	$115,205	$103	$301,965	$428,361

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JULY 27, 2013, JULY 28, 2012, AND JULY 30, 2011

	2013	2012	2011
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$35,188	$39,378	$16,107
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	85,481	62,693	62,533
Bad debt expense (recovery), net	139	186	(23)
Gain on sale of fixed assets	(4,683)	(15,430)	(10,216)
Deferred income tax (benefit) provision	(2,270)	9,874	14,728
Stock-based compensation	9,902	6,782	4,409
Write-off of deferred financing costs	321	—	2,337
Amortization of premium on long-term debt	(218)	—	—
Amortization of debt issuance costs and other	1,652	1,297	1,295
Excess tax benefit from share-based awards	(1,283)	(1,625)	—
Other	57	(105)	87
Change in operating assets and liabilities:
Accounts receivable, net	3,625	(3,421)	(21,665)
Costs and estimated earnings in excess of billings, net	(12,338)	(35,693)	(23,157)
Other current assets and inventory	(1,083)	(6,403)	(5,014)
Other assets	(31)	62	617
Income taxes receivable/payable	5,994	5,747	(5,025)
Accounts payable	(11,163)	2,978	2,580
Accrued liabilities, insurance claims, and other liabilities	(2,546)	(1,195)	4,264
Net cash provided by operating activities	106,744	65,125	43,857

INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	(330,291)	—	(36,451)
Capital expenditures	(64,650)	(77,612)	(61,457)
Proceeds from sale of assets	5,827	24,783	12,305
Changes in restricted cash	60	926	225
Net cash used in investing activities	(389,054)	(51,903)	(85,378)

FINANCING ACTIVITIES:
Proceeds from issuance of 7.125% senior subordinated notes due 2021 (including $3.8 million premium on fiscal 2013 issuance)	93,825	—	187,500
Proceeds from Term Loan on senior Credit Agreement	125,000	—	—
Proceeds from borrowings on senior Credit Agreement	404,500	—	—
Principal payments on senior Credit Agreement, including Term Loan	(358,625)	—	—
Purchase of 8.125% senior subordinated notes due 2015	—	—	(135,350)
Debt issuance costs	(6,739)	—	(5,177)
Repurchases of common stock	(15,203)	(12,960)	(64,548)
Exercise of stock options and other	5,253	6,490	1,321
Restricted stock tax withholdings	(884)	(329)	(197)
Excess tax benefit from share-based awards	1,283	1,625	—

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JULY 27, 2013, JULY 28, 2012, AND JULY 30, 2011

Principal payments on capital lease obligations	(74)	(233)	(582)
Net cash provided by (used in) financing activities	248,336	(5,407)	(17,033)

Net (decrease) increase in cash and equivalents	(33,974)	7,815	(58,554)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	52,581	44,766	103,320

CASH AND EQUIVALENTS AT END OF PERIOD	$18,607	$52,581	$44,766

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$21,414	$15,443	$17,296
Income taxes	$19,128	$10,722	$3,481

Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$13,639	$4,593	$10,173

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

Basis of Presentation – Dycom Industries, Inc. ("Dycom" or the "Company") is a leading provider of specialty contracting services throughout the United States and in Canada. These services include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others.

The consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated and the financial statements reflect all adjustments, consisting of only normal recurring accruals that are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

On December 3, 2012, the Company acquired substantially all of the telecommunications infrastructure service subsidiaries (the "Acquired Subsidiaries") of Quanta Services, Inc. Additionally, during the fourth quarter of fiscal 2013, the Company acquired Sage Telecommunications Corp of Colorado, LLC ("Sage") and certain assets of a tower construction and maintenance company. The results of operations of the businesses acquired are included in the accompanying consolidated financial statements from their respective dates of acquisition.

Accounting Period – The Company uses a fiscal year ending on the last Saturday in July.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported therein and accompanying notes. For the Company, key estimates include: recognition of revenue for costs and estimated earnings under the percentage of completion method of accounting, allowance for doubtful accounts, the fair value of reporting units for goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, the purchase price allocations of businesses acquired, accrued insurance claims, income taxes, asset lives used in computing depreciation and amortization, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. At the time they are made, the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to the financial statements.

Revenue Recognition – The Company recognizes revenues under the percentage of completion method of accounting using the units-of-delivery or cost-to-cost measures. A majority of the Company’s contracts are based on units-of-delivery and revenue is recognized as each unit is completed. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Revenues from services provided under time and materials based contracts are recognized when the services are performed. The current asset "Costs and estimated earnings in excess of billings" represents revenues recognized in excess of amounts billed. The current liability "Billings in excess of costs and estimated earnings" represents billings in excess of revenues recognized.

Application of the percentage of completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. The cost estimation process is based on the knowledge and experience of the Company’s project managers and financial professionals. Factors that the Company considers in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in changes to costs and income and their effects are recognized in the period in which the revisions are determined. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

Cash and Equivalents – Cash and equivalents primarily include balances on deposit in banks. The Company maintains substantially all of its cash and equivalents at financial institutions it believes to be of high credit quality. To date, the Company has not experienced any loss or lack of access to cash in its operating accounts.

Restricted Cash – As of July 27, 2013 and July 28, 2012, the Company had approximately $3.7 million in restricted cash which is held as collateral in support of the Company's insurance obligations. Restricted cash is included in other current assets and other assets in the consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the consolidated statements of cash flows.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. Management analyzes the collectability of accounts receivable balances each period. This analysis considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity and other relevant factors. Should any of these factors change, the estimates made by management may also change, which could affect the level of the Company’s future provision for doubtful accounts.

Inventories – Inventories consist of materials and supplies used in the ordinary course of business and are carried at the lower of cost (using the first-in, first-out method) or market. Inventories also include certain job specific materials which are valued using the specific identification method. For contracts where the Company is required to supply part or all of the materials on behalf of the customer, the loss of the customer or declines in contract volumes could result in an impairment of the value of materials purchased.

Property and Equipment – Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives (see Note 6, Property and Equipment, for the range of useful lives). Amortization of capital lease assets is included in depreciation expense. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income. Capitalized software is accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 350-40, Internal Use Software. Capitalized software consists primarily of costs to purchase and develop internal-use software and is amortized over its useful life as a component of depreciation expense. Property and equipment includes internally developed capitalized computer software gross cost and net book value of $18.3 million and $11.6 million, respectively, as of July 27, 2013, and gross cost and net book value of $11.6 million and $7.4 million, respectively, as of July 28, 2012.

Goodwill and Intangible Assets – The Company accounts for goodwill in accordance with ASC Topic 350, Intangibles-Goodwill and Other ("ASC Topic 350"). The Company's reporting units goodwill and other related indefinite-lived intangible assets are assessed annually as of the first day of the fourth fiscal quarter of each year in accordance with ASC Topic 350 in order to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If the Company determines the fair value of goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations during the period incurred.

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

The Company uses judgment in assessing if goodwill and intangible assets are impaired. Estimates of fair value are based on the Company's projection of revenues, operating costs, and cash flows taking into consideration historical and anticipated future results, general economic and market conditions, as well as the impact of planned business or operational strategies. To measure fair value, the Company employs a combination of present value techniques which reflect market factors. Changes in the Company's judgments and projections could result in significantly different estimates of fair value potentially resulting in additional impairments of goodwill and other intangible assets.

Business Combinations – The Company accounts for business combinations under the acquisition method of accounting. The purchase price of each acquired business is allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable assets acquired and the liabilities assumed is allocated to goodwill. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but at that time was unknown to the Company, may become known during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill and intangible assets. In accordance with the acquisition method of accounting, acquisition costs are expensed as incurred.

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

Accrued Insurance Claims – The Company retains the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers' compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with the Company's underground facility locating services. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is determined with the assistance of an actuary and reflected in the consolidated financial statements as accrued insurance claims. The liability for accrued claims and related accrued processing costs was $56.3 million and $48.8 million at July 27, 2013 and July 28, 2012, respectively, and included incurred but not reported losses of approximately $26.0 million and $22.3 million, respectively. Based on prior payment patterns for similar claims, the Company expects $29.1 million of the amount accrued at July 27, 2013 to be paid within the next twelve months.

The Company estimates the liability for claims based on facts, circumstances and historical evidence. When loss reserves are recorded they are not discounted, even though they will not be paid until sometime in the future. Factors affecting the determination of the expected cost for existing and incurred but not reported claims include, but are not limited to, the estimated number of future claims, the payment pattern of claims which have been incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations.

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

ASC Topic 740, Income Taxes ("ASC Topic 740") prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. The first step evaluates an income tax position in order to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recognized in the financial statements for those income tax positions that meet the more likely than not recognition threshold. ASC Topic 740 also provides guidance on derecognition, classification, recognition and classification of interest and penalties, accounting in interim periods, disclosure and transition. Under ASC Topic 740, companies may recognize a previously unrecognized tax benefit if the tax position is effectively (as opposed to "ultimately") settled through examination, negotiation or litigation.

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

Stock-Based Compensation – The Company's stock-based award programs are intended to attract, retain and reward talented employees, officers and directors, and to align stockholder and employee interests. Stock-based awards are granted by the Company under its 2012 Long-Term Incentive Plan ("2012 Plan"), 2003 Long-Term Incentive Plan ("2003 Plan"), and the 2007 Non-Employee Directors Equity Plan ("2007 Directors Plan" and, together with the 2012 Plan and 2003 Plan, the "Plans"). The Company also has several other plans, both expired and current, under which awards are outstanding but under which no further awards will be granted. The Company's policy is to issue new shares to satisfy equity awards under the Plans.

The Plans provide for the grants of a number of types of stock-based awards, including stock options, restricted shares, performance shares, restricted share units, performance share units ("Performance RSUs"), and stock appreciation rights. The total number of shares available for grant under the Plans as of July 27, 2013 was 2,033,272.

Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the consolidated statements of operations. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions including: expected volatility based on the historical price of the Company's stock over the expected life of the option; the risk free rate of return based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option; the expected life based on the period of time the options are expected to be outstanding using historical data to estimate option exercise and employee termination; and dividend yield based on the Company's history and expectation of dividend payments. Stock options generally vest ratably over a four-year period and are exercisable over a period of up to ten years.

The fair value of time-based restricted share units ("RSUs") and Performance RSUs is estimated on the date of grant and is generally equal to the closing stock price on that date. RSUs vest ratably over a period of four years and are settled in one share of the Company's common stock on the vesting date. Performance RSUs vest over a three year period from the date of grant if certain performance goals are achieved. The performance targets are based on the Company's fiscal year operating earnings (adjusted for certain amounts) as a percentage of contract revenues and the Company's fiscal year operating cash flow level. For the fiscal 2013 performance period, the performance targets exclude amounts attributable to significant businesses acquired in fiscal 2013, including acquisition, financing, and other related costs of the businesses acquired. Additionally, the awards include three year performance goals having similar measures as the fiscal year targets which, if met, result in supplemental shares awarded. For Performance RSUs, the Company evaluates compensation expense quarterly and recognizes expense for performance-based awards only if management determines it is probable that the performance criteria for the awards will be met.

The total amount of stock-based compensation expense ultimately recognized is based on the number of awards that actually vest and fluctuates as a result of performance criteria for performance-based awards, as well as the vesting period of all stock-based awards. Accordingly, the amount of compensation expense recognized during any fiscal year may not be representative of future stock-based compensation expense. In accordance with ASC Topic 718, Compensation – Stock Compensation, compensation costs for performance-based awards are recognized over the requisite service period if it is probable that the performance goal will be satisfied. The Company uses its best judgment to determine probability of achieving the performance goals at each reporting period and recognizes compensation costs based on the estimate of the shares that are expected to vest.

Fair Value of Financial Instruments – ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820") defines and establishes a measurement framework for fair value and expands disclosure requirements. ASC Topic 820 requires that assets and liabilities carried at fair value are classified and disclosed in one of the following three categories: (1) Level 1 – Quoted market prices in active markets for identical assets or liabilities; (2) Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data; and (3) Level 3 – Unobservable inputs not corroborated by market data which require the reporting entity's own assumptions. The Company's financial instruments consist primarily of cash and equivalents, restricted cash, accounts and other receivables, income taxes receivable and payable, accounts payable and certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the Company's outstanding 7.125% senior subordinated notes due 2021 (the "2021 Notes") which are categorized as Level 2 as of July 27, 2013 and July 28, 2012, based on observable market-based inputs. See Note 10, Debt, for further information regarding the fair value of the 2021 Notes. The Company's cash and equivalents are categorized as Level 1 as of July 27, 2013 and July 28, 2012, based on quoted market prices in active markets for identical assets. During fiscal 2013 and 2012, the Company had no non-recurring fair value measurements of assets or liabilities subsequent to their initial recognition.

Taxes Collected from Customers – ASC Topic 605, Taxes Collected from Customers and Remitted to Governmental Authorities, addresses the income statement presentation of any tax collected from customers and remitted to a government authority and provides that the presentation of taxes on either a gross basis or a net basis in an accounting policy decision that should be disclosed. The Company's policy is to present contract revenues net of sales taxes.

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

Revenues from services provided in Canada were approximately $13.0 million, $11.9 million, and $7.4 million during fiscal 2013, 2012, 2011, respectively. The Company had no material long-lived assets in the Canadian operations at July 27, 2013 or July 28, 2012.

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

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220) ("ASU 2013-02"), which does not change the requirements for reporting net income or other comprehensive income in financial statements under ASU 2011-05; however, the amendments require entities to report either on the income statement or in a footnote to the financial statements, the effects on earnings from items that are classified out of accumulated other comprehensive income. The Company adopted ASU 2013-02 in fiscal 2013. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"). ASU 2011-08 permits entities testing for goodwill impairment to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. ASU 2011-08 does not change how goodwill is determined or assigned to reporting units, nor does it revise the requirement to assess goodwill at least annually for impairment. ASU 2011-08 is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. The Company adopted ASU 2011-08 in fiscal 2013. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

Accounting Standards Not Yet Adopted

In July 2012, FASB issued Accounting Standards Update No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). ASU 2012-02 amends Topic 350 by establishing an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. This update allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Liabilities (Topic 405): Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11").  ASU 2013-11 provides guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013. The Company is currently evaluating the potential impact of ASU 2013-11 on its consolidated financial statements.

2. Computation of Earnings Per Common Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation as required by ASC Topic 260, Earnings Per Share.

	Fiscal Year Ended
	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders (numerator)	$35,188	$39,378	$16,107

Weighted-average number of common shares (denominator)	33,012,595	33,653,055	35,306,900

Basic earnings per common share	$1.07	$1.17	$0.46

Weighted-average number of common shares	33,012,595	33,653,055	35,306,900
Potential common stock arising from stock options, and unvested restricted share units	769,592	828,840	447,268
Total shares-diluted (denominator)	33,782,187	34,481,895	35,754,168

Diluted earnings per common share	$1.04	$1.14	$0.45

Anti-dilutive weighted shares excluded from the calculation of earnings per share	1,204,116	1,262,964	2,071,254

3. Acquisitions

On December 3, 2012, Dycom acquired substantially all of the telecommunications infrastructure services subsidiaries (Acquired Subsidiaries) of Quanta Services, Inc. for $275.0 million in cash plus an adjustment of approximately $40.4 million for working capital received in excess of a target amount and approximately $3.7 million for other specified items. The acquisition was funded through a combination of borrowings under a new $400 million credit facility and cash on hand. On December 12, 2012, Dycom's wholly-owned subsidiary, Dycom Investments, Inc., issued $90.0 million of 7.125% senior subordinated notes due 2021 and used the net proceeds to repay approximately $90.0 million of the credit facility borrowings. See Note 10, Debt, for further information regarding the Company's debt financing.

The Company recognized approximately $6.5 million of pre-tax acquisition costs during fiscal 2013 for this acquisition, which are included within general and administrative expenses in the Company's consolidated statements of operations. Additionally, the Company incurred approximately $3.4 million in pre-tax integration costs during fiscal 2013, which are also included within general and administrative expenses.

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

During the fourth quarter of fiscal 2013, the Company acquired Sage Telecommunications Corp of Colorado, LLC ("Sage") and certain assets of a tower construction and maintenance company for a total of $11.3 million, net of cash acquired, in acquisition payments. The Company recognized approximately $0.2 million of pre-tax acquisition costs during fiscal 2013 for the acquisition of Sage, which are included within general and administrative expenses. Goodwill of $5.0 million resulting from these acquisitions is expected to be deductible for tax purposes. Sage provides telecommunications construction and project management services primarily for cable operators in the Western United States. These acquisitions were not included in the pro forma results below because they were not material to the Company.

The purchase prices of the businesses acquired have been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their fair values on the respective dates of acquisition. Purchase price in excess of fair value of the separately identifiable assets acquired and the liabilities assumed have been allocated to goodwill. Purchase price allocations are based on information regarding the fair value of assets acquired and liabilities assumed as of the dates of acquisition. Management determined the fair values used in the purchase price allocations for intangible assets based on historical data, estimated discounted future cash flows, contract backlog amounts, if applicable, and expected royalty rates for trademarks and trade names among other information. For the Acquired Subsidiaries, the fair values used in the purchase price allocation for intangible assets were determined with the assistance of an independent valuation specialist. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. The allocation of the purchase price of the Acquired Subsidiaries was completed during the fourth quarter of fiscal 2013. Purchase price allocations of businesses acquired during the fourth quarter of fiscal 2013 are preliminary and will be completed during fiscal 2014 when the valuations for intangible assets and other amounts are finalized. Additional information, which existed as of the acquisition dates but at that time was unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. Adjustments in the purchase price allocations may require a recasting of the amounts allocated to goodwill.

The purchase price of the Acquired Subsidiaries is allocated as follows and reflects the elimination of intercompany balances (dollars in millions):

Assets
Cash and equivalents	$0.2
Accounts receivable, net	112.2
Costs and estimated earnings in excess of billings	61.5
Inventories	9.0
Other current assets	1.6
Property and equipment	33.3
Goodwill	87.9
Intangibles - customer relationships	70.3
Intangibles - backlog	15.3
Intangibles - trade names	5.0
Other assets	2.3
Total assets	398.6

Liabilities
Accounts payable	42.1
Billings in excess of costs and estimated earnings	10.3
Accrued and other liabilities	27.1
Total liabilities	79.5

Net Assets Acquired	$319.1

Goodwill of $87.9 million and amortizing intangible assets of $90.6 million related to the acquisition is expected to be deductible for tax purposes. See Note 7, Goodwill and Intangible Assets, for further information on amortization and estimated useful lives of intangible assets acquired. During fiscal 2013, the Company made certain purchase accounting adjustments which increased aggregate goodwill and intangible assets approximately $0.6 million. The increase was primarily based on information obtained about facts and circumstances that existed as of the acquisition date, including the final working capital adjustment, and totaled $3.8 million. The remaining $3.2 million net change was related to the fair values assigned to property and equipment and other assets, including vehicle leases.

The results of operations of businesses acquired have been included in the consolidated statements of operations since the respective dates of acquisition. For fiscal 2013 the Acquired Subsidiaries earned revenues of $335.4 million, incurred intangible amortization expense of $14.3 million, and their net income since the date of acquisition, inclusive of charges allocated for management costs, was not material.

The following unaudited pro forma information presents the Company's consolidated results of operations as if the acquisition of the Acquired Subsidiaries had occurred on July 31, 2011, the first day of the Company's 2012 fiscal year. The pro forma results include certain adjustments, including depreciation and amortization expense based on the estimated fair value of the assets acquired, interest and debt amortization expense related to the Company's debt financing of the transaction, elimination of expenses charged by the seller to the businesses which will not continue after the acquisition date, and the income tax impact of these adjustments. Pro forma earnings for fiscal 2012 were adjusted to include $6.5 million of acquisition related costs as the pro forma information presents the consolidated results of operations as if the acquisition had occurred on July 31, 2011. Accordingly, the pro forma earnings for fiscal 2013 were adjusted to exclude these acquisition related costs. Additionally, pro forma earnings in fiscal 2013 and 2012 have been adjusted to reflect the impact of amortization and depreciation as if the acquisition had occurred on July 31, 2011. This includes the impact of amortization expense, including customer relationships and contract backlog which is being recognized on an accelerated basis related to the expected economic benefit, and depreciation expense which is recognized over the estimated useful lives of the related property and equipment. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had the acquisition occurred at the beginning of the periods presented nor is it indicative of future results.

	Fiscal Year Ended
	July 27, 2013	July 28, 2012

Pro forma contract revenues	$1,836,605	$1,724,541
Pro forma income before income taxes	$90,039	$42,094
Pro forma net income	$54,439	$25,675

Pro forma earnings per share:
Basic	$1.65	$0.76
Diluted	$1.61	$0.74

4. Accounts Receivable

Accounts receivable consists of the following:

	July 27, 2013	July 28, 2012
	(Dollars in thousands)
Contract billings	$239,498	$136,610
Retainage and other receivables	12,833	5,448
Total	252,331	142,058
Less: allowance for doubtful accounts	(129)	(270)
Accounts receivable, net	$252,202	$141,788

As of July 27, 2013, the Company expected to collect all retainage balances within the next twelve months.

The allowance for doubtful accounts changed as follows:

	Fiscal Year Ended
	July 27, 2013	July 28, 2012
	(Dollars in thousands)
Allowance for doubtful accounts at beginning of period	$270	$368
Bad debt expense, net	139	186
Amounts charged against the allowance	(280)	(284)
Allowance for doubtful accounts at end of period	$129	$270

5. Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings, net, consists of the following:

	July 27, 2013	July 28, 2012
	(Dollars in thousands)
Costs incurred on contracts in progress	$208,250	$100,766
Estimated to date earnings	49,150	26,555
Total costs and estimated earnings	257,400	127,321
Less: billings to date	(66,839)	(1,522)
	$190,561	$125,799
Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$204,349	$127,321
Billings in excess of costs and estimated earnings	(13,788)	(1,522)
	$190,561	$125,799

The above amounts include revenue for services from contracts based both on the units-of-delivery and the cost-to-cost measures of the percentage of completion method. Additionally, the amounts above include the impact of amounts acquired on December 3, 2012 related to the Acquired Subsidiaries.

6. Property and Equipment

Property and equipment consists of the following:

	General Useful Lives	July 27, 2013	July 28, 2012
	(Years)	(Dollars in thousands)
Land	—	$3,479	$2,915
Buildings	10-35	11,449	10,630
Leasehold improvements	1-15	5,154	4,674
Vehicles	1-5	258,211	220,669
Computer hardware and software	3-10	64,191	57,965
Office furniture and equipment	2-7	7,915	5,552
Equipment and machinery	1-10	171,742	133,467
Total		522,141	435,872
Less: accumulated depreciation		(319,438)	(277,625)
Property and equipment, net		$202,703	$158,247

Depreciation expense and repairs and maintenance were as follows:

	Fiscal Year Ended
	2013	2012	2011
	(Dollars in thousands)
Depreciation expense	64,756	56,187	55,727
Repairs and maintenance expense	19,408	15,623	15,130

7. Goodwill and Intangible Assets

Goodwill

The Company's goodwill balance was $267.8 million as of July 27, 2013 and $174.8 million as of both July 28, 2012 and July 30, 2011. Changes in the carrying amount of goodwill for fiscal 2013 are as follows:

			Fiscal 2013 Changes
	As of	As of	Impairment		As of
	July 30, 2011	July 28, 2012	Losses	Acquisitions	July 27, 2013
	(Dollars in thousands)
Goodwill	$370,616	$370,616	$—	$92,961	$463,577
Accumulated impairment losses	(195,767)	(195,767)	—	—	(195,767)
	$174,849	$174,849	$—	$92,961	$267,810

The carrying value of goodwill increased as a result of the Company's fiscal 2013 acquisitions. The Company's goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors resulting from the cyclical nature of the Company's business, the high level of competition existing within the Company's industry, the concentration of the Company's revenues from a limited number of customers, and the level of overall economic activity. During times of slowing economic conditions, the Company's customers may reduce capital expenditures and defer or cancel pending projects. Individual reporting units may be relatively more impacted by these factors than the Company as a whole. As a result, demand for the services of one or more of the Company's reporting units could decline, resulting in an impairment of goodwill or intangible assets. The reporting units goodwill and other related indefinite-lived intangible assets are assessed annually as of the first day of the fourth fiscal quarter of each year in accordance with ASC Topic 350, Intangibles – Goodwill and Other, in order to determine whether their carrying value exceeds their fair value. The inputs used for fair value measurements of the reporting units and other related indefinite-lived intangible assets are the lowest level (Level 3) inputs.

The Company performed its annual impairment assessment as of the first day of the fourth quarter of each of fiscal 2013, 2012 and 2011 and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit in each of fiscal 2013, 2012 and 2011. During fiscal 2013, the Company performed qualitative assessments on reporting units that comprise less than 30% of its consolidated goodwill balance. The qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, the Company performed the first step of the quantitative analysis described in ASC Topic 350. The key valuation assumptions contributing to the fair value estimates of the Company's reporting units were (a) a discount rate based on the Company's best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units; (b) terminal value based on terminal growth rates; and (c) seven expected years of cash flow before the terminal value for each annual test. The table below outlines the key assumptions in each of the Company's fiscal 2013, 2012 and 2011 annual quantitative impairment analyses:

	2013	2012	2011
Terminal Growth Rate Range	1.5% - 2.5%	1.5% - 3%	1.5% - 3%
Discount Rate	11.5%	13.0%	13.5%

The discount rate reflects risks inherent within each reporting unit operating individually, which is greater than the risks inherent in the Company as a whole. The decreases in discount rates in both fiscal 2013 and fiscal 2012 are a result of reduced risk relative to industry conditions and a lower interest rate environment at the time of the analysis. The Company believes the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of its reporting units and within its industry.

For businesses acquired in fiscal 2013, there were no significant changes in forecast assumptions between the initial valuation date and the annual impairment analysis. As a result, the estimated fair values determined during the fiscal 2013 annual impairment analysis approximated the reporting units' carrying values. Excluding these businesses, if the discount rate applied in the fiscal 2013 impairment analysis had been 100 basis points higher than estimated for each reporting unit and all other assumptions were held constant, the conclusion would remain unchanged and there would be no impairment of goodwill or the indefinite-lived intangible asset.

The UtiliQuest reporting unit, having a goodwill balance of approximately $35.6 million and an indefinite-lived trade name of $4.7 million, has been at lower operating levels as compared to historical levels. The fair value of the UtiliQuest reporting unit exceeds its carrying value by approximately 20%. The UtiliQuest reporting unit provides services to a broad range of customers, including utilities and telecommunication providers. These services are required prior to underground excavation and are influenced by overall economic activity, including construction activity. The goodwill balance of this reporting unit may have an increased likelihood of impairment if a downturn in customer demand were to occur, or if the reporting unit were not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook for this reporting unit may result in changes to other valuation assumptions. As of July 27, 2013, the Company believes the goodwill is recoverable for all of its reporting units; however, there can be no assurances that the goodwill will not be impaired in future periods.

Current operating results, including any losses, are evaluated by the Company in the assessment of goodwill and other intangible assets. The estimates and assumptions used in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Changes in judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in impairments of goodwill or intangible assets at additional reporting units. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of the Company's reporting units. The Company can provide no assurances that, if such conditions occur, they will not trigger impairments of goodwill or other intangible assets in future periods.

Intangible Assets

The Company's intangible assets consist of the following:

	Weighted Average Remaining Useful Lives	July 27, 2013	July 28, 2012
	(Years)	(Dollars in thousands)
Carrying amount:
Customer relationships	12.4	$164,497	$89,145
Contract backlog	2.3	15,285	—
Trade names	5.1	8,200	2,860
UtiliQuest trade name	—	4,700	4,700
Non-compete agreements	4.3	400	150
		193,082	96,855
Accumulated amortization:
Customer relationships		56,219	45,852
Contract backlog		9,433	—
Trade names		2,071	1,182
Non-compete agreements		84	48
Net Intangible Assets		$125,275	$49,773

Amortization of the Company's intangible assets of customer relationships and contract backlog is recognized on an accelerated basis related to the expected economic benefit. As a result, the weighted average remaining useful lives for these intangible assets is not representative of the average period in which the amortization expense will be recognized. Amortization for the Company's other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible asset.

The carrying amount of customer relationships, contract backlog, trade names and non-compete agreements increased $75.4 million, $15.3 million, $5.3 million, and $0.3 million, respectively, during fiscal 2013 as a result of the businesses acquired in fiscal 2013. The acquired customer relationships, contract backlog, trade names, and non-compete agreements have been assigned estimated useful lives of 15 years, 1-4 years (based on remaining contract terms), 5 years, and 5 years, respectively. Amortization expense for finite-lived intangible assets for fiscal 2013, 2012 and 2011 was $20.7 million, $6.5 million, and $6.8 million, respectively.

Estimated total amortization expense for each of the five succeeding fiscal years is as follows (including amortization for the newly acquired businesses based on the purchase price allocations as of July 27, 2013):

Period	Amount
(Dollars in thousands)
2014	$18,125
2015	$15,035
2016	$14,315
2017	$12,893
2018	$10,705
Thereafter	$49,502

As of July 27, 2013, the Company believes that the carrying amounts of the intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

8. Accrued Insurance Claims

The Company retains the risk of loss, up to certain limits, for claims relating to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. With regard to losses occurring in fiscal 2011 through fiscal 2013, the Company retains the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability and workers’ compensation. The Company has maintained this same level of retention for fiscal 2014. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in three states in which the Company participates in a state-sponsored insurance fund. Aggregate stop loss coverage for automobile liability, general liability and workers’ compensation claims is $52.5 million for fiscal 2013 and $56.3 million for fiscal 2014. Quanta Services, Inc. has retained the risk of loss for insured claims of the Acquired Subsidiaries outstanding, or incurred but not reported, as of the date of acquisition.

For losses under the Company's employee health plan, the Company is party to a stop-loss agreement under which it retains the risk of loss, on an annual basis, of the first $250,000 of claims per participant. In addition, the Company retains the risk of loss for the first $550,000 of claim amounts that aggregate across all participants having claims that exceed $250,000.

Accrued insurance claims consist of the following:

	July 27, 2013	July 28, 2012
	(Dollars in thousands)
Amounts expected to be paid within one year:
Accrued auto, general liability and workers' compensation	$19,328	$16,514
Accrued employee group health	3,710	2,867
Accrued damage claims	6,031	5,837
	29,069	25,218
Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers' compensation	25,245	21,423
Accrued damage claims	2,005	2,168
	27,250	23,591
Total accrued insurance claims	$56,319	$48,809

9. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	July 27, 2013	July 28, 2012
	(Dollars in thousands)
Accrued payroll and related taxes	$19,940	$19,248
Accrued employee benefit and incentive plan costs	15,325	12,488
Accrued construction costs	20,883	11,515
Other current liabilities	15,043	7,675
Total other accrued liabilities	$71,191	$50,926

Other current liabilities within the above table includes income taxes payable of $2.3 million as of July 27, 2013.

10. Debt

The Company’s outstanding indebtedness consists of the following:

	July 27, 2013	July 28, 2012
	(Dollars in thousands)
Borrowings on senior Credit Agreement (matures December 2017)	$49,000	$—
Senior Credit Agreement Term Loan (matures December 2017)	121,875	—
7.125% senior subordinated notes due 2021	277,500	187,500
Long-term debt premium on 7.125% senior subordinated notes due 2021	3,607	—
Capital leases	—	74
	451,982	187,574
Less: current portion	(7,813)	(74)
Long-term debt	$444,169	$187,500

Senior Subordinated Notes Due 2021

On July 28, 2012, Dycom Investments, Inc. (the "Issuer"), a wholly-owned subsidiary of the Company, had outstanding an aggregate principal amount of $187.5 million of 7.125% senior subordinated notes due 2021 that were issued under an indenture dated January 21, 2011 (the "Indenture"). On December 12, 2012, an additional $90.0 million in aggregate principal amount of 7.125% senior subordinated notes due 2021 were issued under the Indenture at 104.25% of the principal amount. The resulting debt premium of $3.8 million is being amortized to interest expense over the remaining term of the notes, and was $3.6 million as of July 27, 2013. The net proceeds of this issuance were used to repay a portion of the borrowings under the Company's new credit facility. Holders of all $277.5 million aggregate principal amount of the senior subordinated notes (the "2021 Notes") vote as one series under the Indenture.

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

The Company determined that the fair value of the 2021 Notes was approximately $292.4 million, on July 27, 2013, based on quoted market prices, as compared to a $281.1 million carrying value (including debt premium of $3.6 million). As of July 28, 2012, the fair value of the 2021 Notes was $192.0 million as compared to a carrying value of $187.5 million.

Senior Credit Agreement

On December 3, 2012 Dycom Industries, Inc. and certain of its subsidiaries entered into a new, five-year credit agreement (the "Credit Agreement") with various lenders. The Credit Agreement matures in December 2017 and provides for a $125 million term loan (the "Term Loan") and a $275 million revolving facility. The Credit Agreement contains a sublimit of $150 million for the issuance of letters of credit. Subject to certain conditions, the Credit Agreement provides for the ability to enter into one or more incremental facilities, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans, in an aggregate amount not to exceed $100 million. Borrowings under the Credit Agreement can be used to refinance certain indebtedness, to provide general working capital, and for other general corporate purposes. The Company used borrowings under the Credit Agreement in connection with the acquisition of businesses acquired during fiscal 2013, including the Acquired Subsidiaries.

The Credit Agreement replaced Dycom's prior credit agreement, dated as of June 4, 2010, which was due to expire in June 2015. At the time of termination, there were no outstanding borrowings and all outstanding letters of credit were transferred to the Credit Agreement. Dycom did not incur any material early termination penalties in connection with the termination of the prior credit agreement. The Company recognized $0.3 million in write-off of deferred financing costs during the second quarter of fiscal 2013 in connection with the replacement of the prior credit agreement.

Borrowings under the Credit Agreement (other than Swingline Loans (as defined in the Credit Agreement)) bear interest at a rate equal to either (a) the administrative agent's base rate, described in the Credit Agreement as the highest of (i) the administrative agent's prime rate, (ii) the Federal Funds Rate plus 0.50%, and (iii) a floating rate of interest equal to one month LIBOR plus 1.00%, or (b) the Eurodollar Rate, plus, in each case, an applicable margin based upon Dycom's consolidated leverage ratio. Swingline Loans bear interest at a rate equal to the administrative agent's base rate plus a margin based upon Dycom's consolidated leverage ratio. As of July 27, 2013, borrowings are eligible for a margin of 1.0% for borrowings based on the administrative agent's base rate and 2.0% for borrowings based on the Eurodollar Rate. Borrowings under the Credit Agreement are guaranteed by substantially all of Dycom's subsidiaries and secured by the stock of each wholly-owned, domestic subsidiary (subject to specified exceptions). The Company incurs fees under the Credit Agreement for the unutilized commitments at rates that range from 0.25% to 0.40% per annum, fees for outstanding standby letters of credit at rates that range from 1.50% to 2.25% per annum and fees for outstanding commercial letters of credit at rates that range from 0.75% to 1.125% per annum, in each case based on the Company's consolidated leverage ratio. As of July 27, 2013, $49.0 million of outstanding borrowings (and the Term Loan) were based on the Eurodollar Rate at a rate per annum of 2.19%. Unutilized commitments and outstanding standby letters of credit were at rates per annum of 0.35% and 2.0%, respectively.

The Credit Agreement contains affirmative and negative covenants which are customary for similar credit agreements, including, without limitation, limitations on Dycom and its subsidiaries with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, disposition of assets, sale-leaseback transactions, transactions with affiliates and capital expenditures. The Credit Agreement contains financial covenants which require Dycom to (i) maintain a consolidated leverage ratio of not greater than (a) 3.50 to 1.00 for fiscal quarters ending July 27, 2013 through April 26, 2014, (b) 3.25 to 1.00 for fiscal quarters ending July 26, 2014 through April 25, 2015 and (c) 3.00 to 1.00 for fiscal quarters ending July 25, 2015 and each fiscal quarter thereafter, as measured on a trailing four-quarter basis at the end of each fiscal quarter, and (ii) maintain a consolidated interest coverage ratio of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter.

The Term Loan is subject to annual amortization payable in equal quarterly installments of principal. Contractual maturities on the Company's outstanding indebtedness, including the Term Loan and excluding issue premium, as of July 27, 2013 is as follows:

Period	Amount
(Dollars in thousands)
2014	$7,813
2015	$10,938
2016	$14,062
2017	$17,187
2018	$120,875
Thereafter	$277,500

On July 27, 2013 and July 28, 2012, the Company had $46.7 million and $38.5 million, respectively, of outstanding letters of credit issued under the Credit Agreement and prior credit agreement, respectively. The outstanding letters of credit are issued as part of the Company's insurance program. At July 27, 2013 and July 28, 2012, the Company was in compliance with the financial covenants of the applicable credit agreement and had additional borrowing availability of $179.3 million and $186.5 million, respectively, as determined by the most restrictive covenants of the applicable agreement.

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

The components of the provision for income taxes are as follows:

	Fiscal Year Ended
	2013	2012	2011
	(Dollars in thousands)
Current:
Federal	$22,173	$11,263	$(3,116)
Foreign	406	568	—
State	2,702	3,478	765
	25,281	15,309	(2,351)
Deferred:
Federal	(2,866)	9,392	14,375
Foreign	6	49	107
State	590	433	246
	(2,270)	9,874	14,728
Total Tax Provision	$23,011	$25,183	$12,377

Substantially all of the Company's pre-tax income is from operations in the United States. There were immaterial amounts of pre-tax income related to foreign operations for fiscal 2013, 2012, and 2011.

The deferred tax provision represents the change in the deferred tax assets and the liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The significant components of deferred tax assets and liabilities are comprised of the following:

	July 27, 2013	July 28, 2012
	(Dollars in thousands)
Deferred tax assets:
Insurance and other reserves	$23,089	$22,014
Allowance for doubtful accounts and reserves	427	484
Net operating loss carryforwards	1,183	1,473
Stock-based compensation	4,231	2,705
Other	1,800	1,673
Total deferred tax assets	30,730	28,349
Valuation allowance	(1,788)	(1,696)
Deferred tax assets, net of valuation allowance	$28,942	$26,653
Deferred tax liabilities:
Property and equipment	$36,491	$35,832
Goodwill and intangibles	23,498	24,039
Other	712	686
Deferred tax liabilities	$60,701	$60,557

Net deferred tax liabilities	$(31,759)	$(33,904)

The above valuation allowance reduces the deferred tax asset balances to the amount that the Company has determined is more likely than not to be realized. Prior to fiscal 2009, the Company incurred non-cash impairment charges on an investment for financial statement purposes and recorded a deferred tax asset reflecting the tax benefits of those impairment charges. During the first quarter of fiscal 2010, the investment became impaired for tax purposes and the Company determined that it was more likely than not that the associated tax benefit would not be realized prior to its eventual expiration. Accordingly, the Company recognized a non-cash income tax charge of $1.1 million for a valuation allowance of the associated deferred tax asset during fiscal 2010. During fiscal 2012, the Company was able to utilize approximately $0.3 million of the underlying tax asset. As a result, there is $0.8 million remaining in the valuation allowance related to the investment as of July 27, 2013. As of July 27, 2013, the Company had immaterial state net operating loss carryforwards, which generally begin to expire in fiscal 2022.

The difference between the total tax provision and the amount computed by applying the statutory federal income tax rates to pre-tax income is as follows:

	Fiscal Year Ended
	2013	2012	2011
	(Dollars in thousands)
Statutory rate applied to pre-tax income	$20,370	$22,600	$9,970
State taxes, net of federal tax benefit	2,271	2,766	659
Non-deductible and non-taxable items	366	208	1,517
Change in accruals for uncertain tax positions	153	93	53
Valuation allowance of deferred tax asset	—	(313)	—
Other items, net	(149)	(171)	178
Total tax provision	$23,011	$25,183	$12,377

The Company files income tax returns in the U.S. federal jurisdiction, multiple state jurisdictions and in Canada. With limited exceptions, the Company is no longer subject to U.S. federal and most state and local income tax examinations for fiscal years ended 2009 and prior. The Company believes its provision for income taxes is adequate; however, any significant assessment could affect the Company’s results of operations and cash flows. During fiscal 2012 the Company was notified by the Internal Revenue Service ("IRS") that its federal income tax return for a recent period was selected for examination. The IRS completed its examination during the fourth quarter of fiscal 2013. The Company received a "no change" letter as a result of this examination as the IRS did not propose any adjustments.

In the normal course of business, tax positions exist for which the ultimate outcome is uncertain. The Company establishes reserves against some or all of the tax benefit of the Company's tax positions at the time the Company determines that the ultimate outcome becomes uncertain. For purposes of evaluating whether a tax position is uncertain, management presumes the tax position will be examined by the relevant taxing authority; the technical merits of a tax position are derived from authorities in the tax law and their applicability to the facts and circumstances of the tax position; and each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in the Company's income tax expense in the first interim period when the uncertainty disappears, when the matter is effectively settled, or when the applicable statue of limitations expires.

A summary of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of year	$2,194	$2,054	$1,977
Additions based on tax positions related to the fiscal year	155	154	226
Additions based on tax positions related to prior years	19	6	36
Reductions related to the expiration of statues of limitation	(20)	(20)	(185)
Balance at end of year	$2,348	$2,194	$2,054

As of July 27, 2013 and July 28, 2012, the Company had total unrecognized tax benefits of $2.3 million and $2.2 million, respectively, which would reduce the Company’s effective tax rate during future periods if it is subsequently determined that those liabilities were not required. The Company had approximately $0.8 million and $0.6 million, respectively, for the payment of interest and penalties accrued at both July 27, 2013 and July 28, 2012. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. Interest expense related to unrecognized tax benefits was immaterial for each of fiscal 2013, 2012, and 2011.

12. Other Income, Net

The components of other income, net, are as follows:

	Fiscal Year Ended
	2013	2012	2011
	(Dollars in thousands)
Gain on sale of fixed assets	$4,683	$15,430	$10,216
Miscellaneous (expense) income, net	(94)	395	880
Total other income, net	$4,589	$15,825	$11,096

Included within miscellaneous expense above is $0.3 million in write-off of deferred financing costs recognized in connection with the replacement of the Company's prior credit agreement in fiscal 2013. See Note 10, Debt, for further information regarding the Company's debt financing.

13. Employee Benefit Plans

The Company sponsors a defined contribution plan that provides retirement benefits to eligible employees who elect to participate. Under the plan, participating employees may defer up to 15% of their base pre-tax compensation. The Company contributes 30% of the first 5% of base compensation that a participant contributes to the plan. The Company's contributions were $1.6 million, $1.2 million, and $1.0 million in fiscal 2013, 2012, and 2011 respectively. In addition, in connection with the businesses acquired in fiscal 2013, the Company assumed the obligation to make future contributions under an employee benefit plan in effect for certain hourly employees. Contributions for fiscal 2013 under this plan were $0.8 million.

The Company contributes to several multiemployer defined benefit pension plans under the terms of collective bargaining agreements ("CBA") that cover certain employees represented by unions.

The risks of participating in a multiemployer plan are different from single-employer plans in the following aspects:

•	assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

•	if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be inherited by the remaining participating employers; and

•
if the Company stops participating in the multiemployer plan or ceases to have an obligation to contribute to the plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The information available to the Company about the multiemployer plans in which it participates, whether via request to the plan or publicly available, is generally dated due to the nature of the reporting cycle of multiemployer plans and legal requirements under the Employee Retirement Income Security Act ("ERISA") as amended by the Multiemployer Pension Plan Amendments Act ("MPPAA"). Based upon these plans' most recently available annual reports, the Company's contribution to each of the plans was less than 5% of each such plans total contributions. The Pension, Hospitalization and Benefit Plan of the Electrical Industry – Pension Trust Fund ("the Plan") was considered individually significant and is presented separately below. All other plans are presented in the aggregate.

		PPA Zone Status (a)			Company Contributions (in thousands)				Expiration Date of CBA
Fund	EIN	2012	2011	FIP/RP Status (b)	2013	2012	2011	Surcharge Imposed
The Plan	13-6123601	Green	Green	No	$2,962	$2,882	$3,811	No	05/05/2016
Other Plans (c)					243	—	—		various
Total Contributions					$3,205	$2,882	$3,811

(a)The most recent Pension Protection Act (the "PPA") zone status was provided by the Plan for Plan years ending 2012, and 2011 respectively. The zone status is based on information that the Company received from the Plan and is certified by the Plan's actuary. Generally, plans in the red zone are less that 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded.

(b)The "FIR/RP Status" column indicates plans for which a financial improvement plan (FIP) or rehabilitation plan (RP), as required by the Internal Revenue Code, is either pending or has been implemented.

(c)As a result of the acquisition of the Acquired Subsidiaries, the Company contributes to various multiemployer plans for employees of certain of the Acquired Subsidiaries. Contribution requirements to these multiemployer plans are specified in the applicable collective bargaining agreements, and are typically assessed on a pay-as-you-go basis based on union employee payrolls, which vary depending on location and union resources needed in connection with certain projects.

The Company has not incurred withdrawal liabilities related to the plans as of July 27, 2013.

14. Capital Stock

During fiscal 2013, 2012 and 2011, the Company made the following repurchases under its share repurchase programs:

Fiscal Year Ended	Number of Shares Repurchased	Total Consideration (Dollars in thousands)	Average Price Per Share
July 30, 2011	5,389,500	$64,548	$11.98
July 28, 2012	597,700	$12,960	$21.68
July 27, 2013	1,047,000	$15,203	$14.52

All shares repurchased have been subsequently canceled. As of July 27, 2013, approximately $22.8 million of the $40.0 million authorized on March 15, 2012 remained authorized for repurchases through September 15, 2013. On August 27, 2013, the Company announced that its Board of Directors had authorized $40.0 million to repurchase shares of the Company's outstanding common stock to be made over the next eighteen months in open market or private transactions. The repurchase authorization replaces the Company's previous repurchase authorization described above. As of September 12, 2013, the full $40.0 million remained authorized for repurchase.

15. Stock-Based Awards

The Company has certain stock-based compensation plans which provide for the grants of equity awards, including stock options, restricted shares, performance shares, restricted share units, performance share units ("Performance RSUs") and stock appreciation rights.

On November 20, 2012, the shareholders of the Company approved the Dycom Industries, Inc. 2012 Long-Term Incentive Plan (the "2012 Plan"). The 2012 Plan authorizes 3,000,000 shares of common stock for equity awards to employees and officers of the Company. No new awards will be made under the Company's previous 2003 Long-Term Incentive Plan. As of July 27, 2013, the number of shares available for grant under the 2012 Plan was 1,837,179.

Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense and the related tax benefit recognized related to stock options and restricted share units during fiscal 2013, 2012, and 2012 were as follows:

	Fiscal Year Ended
	2013	2012	2011
	(Dollars in thousands)
Stock-based compensation	$9,902	$6,952	$4,409
Tax benefit recognized in the statement of operations	$3,782	$2,412	$1,284

The actual tax benefit realized for the tax deductions from option exercises and stock vestings totaled $3.4 million, $2.8 million, and $0.7 million during fiscal 2013, 2012, and 2011, respectively.

As of July 27, 2013, unrecognized compensation expense related to stock options, time-based restricted share units ("RSUs") and target Performance RSUs was $5.2 million, $6.8 million and $8.8 million, respectively. Compensation expense previously recognized with respect to Performance RSUs will be reversed to the extent the performance goals are not met. Unrecognized compensation expense related to stock options, RSUs and Performance RSUs will be recognized over a weighted-average period of 2.0 years, 3.1 years and 1.2 years, respectively, which is the weighted average remaining contractual term for RSUs and Performance RSUs. The Company may recognize an additional $7.2 million in compensation expense related to Performance RSUs if the maximum amount of restricted share units are earned based on certain performance goals being met.

The following table summarizes the significant assumptions and the valuation of stock options and restricted share units granted during fiscal 2013, 2012, and 2011:

	Fiscal Year Ended
	2013	2012	2011
Weighted average fair value of RSUs granted	$18.52	$19.49	$13.60
Weighted average fair value of Performance RSUs granted	$18.08	$19.47	$10.60
Weighted average fair value of stock options granted	$11.66	$12.51	$8.15
Stock option assumptions:
Risk-free interest rate	1.6%	1.8%	2.3%
Expected life (years)	9.3	9.4	6.8
Expected volatility	55.4%	56.1%	58.6%
Expected dividends	—	—	—

 Stock Options

The following table summarizes stock option award activity during fiscal 2013:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of July 28, 2012	3,298,747	$17.08
Granted	144,155	$18.47
Options exercised	(544,162)	$9.65
Forfeited or canceled	(129,608)	$24.62
Outstanding as of July 27, 2013	2,769,132	$18.27	4.9	$26,735

Exercisable options as of July 27, 2013	1,878,315	$20.33	3.7	$15,549

Options exercisable presented above reflect the approximate amount of options expected to vest after giving effect to estimated forfeitures at an insignificant rate. The aggregate intrinsic values for stock options in the above table are based on the Company’s closing stock price of $26.48 on July 26, 2013. These amounts represent the total intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date, before any applicable taxes. The total intrinsic value of stock options exercised was $6.0 million, $6.4 million and $1.1 million for fiscal 2013, 2012, and 2011, respectively. The Company received cash from the exercise of stock options of $5.3 million, $6.5 million, and $1.3 million during fiscal 2013, 2012, and 2011, respectively.

RSUs and Performance RSUs

RSUs and Performance RSUs are settled in one share of the Company’s common stock upon vesting. RSUs vest ratably over a period of four years and, upon each annual vesting, 50% of the newly vested shares (net of any shares used to satisfy tax withholding obligations) are restricted from sale or transferability ("restricted holdings"). The restrictions on sale or transferability of the restricted holdings will end 90 days after termination of employment of the holder. When the holder has accumulated restricted holdings having a value equal to or greater than the holder’s annual base salary then in effect, future grants will no longer be subject to the restriction on transferability.

The following table summarizes RSU and Performance RSU activity during fiscal 2013:

	Restricted Stock
	RSUs			Performance RSUs
	Share Units	Weighted Average Grant Price	Aggregate Intrinsic Value	Share Units	Weighted Average Grant Price	Aggregate Intrinsic Value
			(In thousands)			(In thousands)
Outstanding as of July 28, 2012	222,760	$14.49		774,264	$18.76
Granted	405,713	$18.52		831,390	$18.08
Share units vested	(91,413)	$12.79		(137,432)	$18.23
Forfeited or canceled	(73,742)	$17.69		(153,084)	$18.36
Outstanding as of July 27, 2013	463,318	$17.78	$12,269	1,315,138	$18.44	$34,825

Included in the RSU shares granted during fiscal 2013 was approximately 294,000 shares at a weighted average grant price of $18.54 to employees of the Acquired Subsidiaries as of the date of acquisition. The Performance RSUs in the above table represent the maximum number of awards that could vest, which is two hundred percent of the target awards. Accordingly, the target amount of Performance RSUs outstanding as of July 27, 2013 was 657,569. Approximately 265,000 Performance RSUs outstanding as of July 27, 2013 will be canceled during fiscal 2014 as a result of the fiscal 2013 performance criteria for attaining supplemental shares not being met.

The unvested RSUs reflect the approximate amount of units expected to vest after giving effect to estimated forfeitures. The total fair value of restricted share units vested during fiscal 2013, 2012, and 2011 was $4.2 million, $1.9 million, and $1.1 million, respectively.

The aggregate intrinsic values for restricted share units are based on the Company’s closing stock price of $26.48 on July 26, 2013. These amounts represent the total intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date, before any applicable taxes.

16. Related Party Transactions

The Company leases administrative offices from entities related to officers of certain of the Company’s subsidiaries. The total expense under these arrangements for fiscal 2013, 2012, and 2011 was $1.9 million, $1.5 million, and $1.4 million, respectively. The remaining future minimum lease commitments under these arrangements is approximately $1.4 million, $1.0 million, $1.0 million, $1.0 million, $0.4 million, and $0.7 million during fiscal 2014, 2015, 2016, 2017, 2018, and thereafter, respectively. Additionally, amounts paid for subcontracting services to entities related to officers of certain of the Company’s subsidiaries were $0.7 million and $0.5 million in fiscal 2013 and 2012, respectively. There was a minimal amount paid in independent subcontracting services to entities related to officers of certain of the Company’s subsidiaries in fiscal 2011.

17. Concentration of Credit Risk

The Company is subject to concentrations of credit risk relating primarily to its cash and equivalents, trade accounts receivable and costs and estimated earnings in excess of billings. The Company grants credit under normal payment terms, generally without collateral, to its customers. These customers primarily consist of telephone companies, cable television multiple system operators, and electric and gas utilities. With respect to a portion of the services provided to these customers, the Company has certain statutory lien rights which may in certain circumstances enhance the Company’s collection efforts. Adverse changes in overall business and economic factors may impact the Company’s customers and increase credit risks. These risks may be heightened as a result of economic weakness and market volatility. In the past, some of the Company’s customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose the Company to increased risks related to the collectability of amounts due for services performed.

The Company’s customer base is highly concentrated, with its top five customers accounting for approximately 58.5%, 59.6%, and 62.0% of its total revenues in fiscal 2013, 2012, and 2011, respectively. AT&T Inc. ("AT&T"), CenturyLink, Inc. ("CenturyLink"), Comcast Corporation ("Comcast"), and Verizon Communications, Inc. ("Verizon") represent a significant portion of the Company’s customer base and each were over 10% of total revenue during fiscal 2013, 2012, or 2011 as reflected in the following table:

	Fiscal Year Ended
	2013	2012	2011
AT&T	15.5%	13.7%	21.1%
CenturyLink	14.6%	13.6%	10.8%
Comcast	10.9%	12.6%	14.3%
Verizon	9.6%	11.3%	8.9%

The Company believes that none of its significant customers were experiencing financial difficulties that would materially impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of July 27, 2013. Customers representing 10% or more of combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings as of July 27, 2013 or July 28, 2012 had the following outstanding balances and the related percentage of the Company’s total outstanding balances:

	July 27, 2013		July 28, 2012
	Amount	% of Total	Amount	% of Total
		(Dollars in millions)
CenturyLink	$62.6	13.7%	$47.6	17.7%
Windstream Corporation	$59.4	13.0%	$35.4	13.2%
AT&T	$57.4	12.6%	$24.7	9.2%
Verizon	$33.4	7.3%	$30.5	11.3%

18. Commitments and Contingencies

In October 2012, a former employee of UtiliQuest, LLC ("UtiliQuest"), a wholly-owned subsidiary of the Company, commenced a lawsuit against UtiliQuest in the Superior Court of California (the "California Superior Court"). The lawsuit alleges that UtiliQuest violated the California Labor Code, the California Business & Professions Code and the Labor Code Private Attorneys General Act of 2004 by failing to pay for all hours worked (including overtime) and failing to provide meal breaks and accurate wage statements. The plaintiff seeks unspecified damages and other relief on behalf of himself and a putative class of current and former employees of UtiliQuest who worked as locators in the State of California in the four years preceding the filing date of the lawsuit. In January 2013, UtiliQuest removed the case to the United States District Court for the Northern District of California (the "District Court") and the plaintiff subsequently filed a Motion to Remand the case back to the California Superior Court. In April 2013, the parties exchanged initial disclosures and in July 2013, the District Court granted plaintiff's Motion to Remand. An initial case management conference took place in August 2013. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. The Company intends to vigorously defend itself against this lawsuit.

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

In the normal course of business, tax positions exist for which the ultimate outcome is uncertain. The Company establishes reserves against some or all of the tax benefit of the Company's tax positions at the time the Company determines that it becomes uncertain. For purposes of evaluating whether a tax position is uncertain, management presumes the tax position will be examined by the relevant taxing authority; the technical merits of a tax position are derived from authorities in the tax law and their applicability to the facts and circumstances of the tax position; and each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in the Company's income tax expense in the first interim period when the uncertainty disappears; when the matter is effectively settled; or when the applicable statute of limitations expires.

The Company and its subsidiaries have operating leases covering office facilities, vehicles, and equipment that have original noncancelable terms in excess of one year. Certain of these leases contain renewal provisions and generally require the Company to pay insurance, maintenance, and other operating expenses. Total expenses incurred under these operating lease agreements, excluding the transactions with related parties presented in Note 16, Related Party Transactions, was $15.3 million, $10.6 million, and $9.4 million for fiscal 2013, 2012, and 2011, respectively. The Company also incurred rental expense of approximately $19.0 million, $9.9 million, and $6.7 million respectively, related to facilities, vehicles, and equipment which are being leased under original terms that are one year or less. The future minimum obligation under the leases with noncancelable terms in excess of one year, excluding transactions with related parties, is as follows:

Future Minimum Lease Payments
(Dollars in thousands)
2014	$13,447
2015	9,301
2016	6,084
2017	3,105
2018	1,482
Thereafter	1,198
Total	$34,617

Performance Bonds and Guarantees

The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of July 27, 2013, the Company had $446.5 million of outstanding performance and other surety contract bonds. No events have occurred in which the customers have exercised their rights under the bonds.

The Company has periodically guaranteed certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit

The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize the Company’s obligations to its insurance carriers in connection with the settlement of potential claims. As of July 27, 2013 and July 28, 2012, the Company had $46.7 million and $38.5 million, respectively, of outstanding standby letters of credit issued under the Credit Agreement.

19. Quarterly Financial Data (Unaudited)

In the opinion of management, the following unaudited quarterly data from fiscal 2013 and 2012 reflect all adjustments (consisting of normal recurring accruals), which are necessary to present a fair presentation of amounts shown for such periods (the sum of the quarterly results may not equal the reported annual amounts due to rounding). The earnings per common share calculation for each quarter is based on the weighted average shares of common stock outstanding plus the dilutive effect of stock options and restricted share units, if any.

Fiscal 2013:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Revenues	$323,286	$369,326	$437,367	$478,632
Costs of earned revenues, excluding depreciation and amortization	$257,066	$301,516	$357,664	$384,169
Gross profit	$66,220	$67,810	$79,703	$94,463
Net income	$11,861	$1,463	$7,199	$14,666
Earnings per common share - Basic	$0.36	$0.04	$0.22	$0.44
Earnings per common share - Diluted	$0.35	$0.04	$0.21	$0.43

Fiscal 2012:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Revenues	$319,575	$267,407	$296,103	$318,034
Costs of earned revenues, excluding depreciation and amortization	$255,187	$220,239	$241,386	$252,137
Gross profit	$64,388	$47,168	$54,717	$65,897
Net income	$12,966	$3,485	$9,645	$13,282
Earnings per common share - Basic	$0.39	$0.10	$0.29	$0.40
Earnings per common share - Diluted	$0.38	$0.10	$0.28	$0.39

For fiscal 2013, the quarterly financial data includes the results of the Acquired Subsidiaries (acquired on December 3, 2012). Additionally, during the fourth quarter of fiscal 2013, the Company acquired Sage and certain assets of a tower construction and maintenance company. The results of operations of these businesses acquired are included in the quarterly financial data above. During the second quarter of fiscal 2013, the Company recognized $6.5 million of pre-tax acquisition costs in connection with the Acquired Subsidiaries and also recognized $0.2 million of pre-tax acquisitions costs during the fourth quarter of fiscal 2013 related to Sage.

20. Supplemental Consolidating Financial Statements

As of July 27, 2013, the outstanding aggregate principal amount of the 2021 Notes was $277.5 million, comprised of $187.5 million and $90.0 million in principal amount issued in fiscal 2011 and the second quarter of fiscal 2013, respectively. The 2021 Notes were issued by Dycom Investments, Inc., a wholly-owned subsidiary of the Company. See Note 10, Debt, for further information regarding the Company's debt financing. The following consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. ("Parent") on a parent only basis, (ii) Dycom Investments, Inc. ("the Issuer"), (iii) the guarantor subsidiaries for the 2021 Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. Intercompany charges (income) between the Parent and subsidiaries are recognized in the consolidating financial statements during the period incurred and the settlement of intercompany balances is reflected in the consolidating statement of cash flows based on the nature of the underlying transactions.

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET JULY 27, 2013

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$18,166	$441	$—	$18,607
Accounts receivable, net	—	—	249,533	2,669	—	252,202
Costs and estimated earnings in excess of billings	—	—	202,651	1,698	—	204,349
Inventories	—	—	35,999	—	—	35,999
Deferred tax assets, net	2,285	—	15,873	121	(1,426)	16,853
Income taxes receivable	2,516	—	—	—	—	2,516
Other current assets	2,563	10	7,583	452	—	10,608
Total current assets	7,364	10	529,805	5,381	(1,426)	541,134

PROPERTY AND EQUIPMENT, NET	13,779	—	173,254	15,670	—	202,703
GOODWILL	—	—	267,810	—	—	267,810
INTANGIBLE ASSETS, NET	—	—	125,275	—	—	125,275
DEFERRED TAX ASSETS, NET NON-CURRENT	691	—	4,104	66	(4,861)	—
INVESTMENT IN SUBSIDIARIES	769,639	1,472,559	—	—	(2,242,198)	—
INTERCOMPANY RECEIVABLES	—	—	618,524	—	(618,524)	—
OTHER	8,739	6,331	2,133	83	—	17,286
TOTAL NON-CURRENT ASSETS	792,848	1,478,890	1,191,100	15,819	(2,865,583)	613,074
TOTAL ASSETS	$800,212	$1,478,900	$1,720,905	$21,200	$(2,867,009)	$1,154,208

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,042	$—	$75,012	$900	$—	$77,954
Current portion of debt	7,813	—	—	—	—	7,813
Billings in excess of costs and estimated earnings	—	—	13,788	—	—	13,788
Accrued insurance claims	619	—	28,342	108	—	29,069
Deferred tax liabilities	—	155	140	1,131	(1,426)	—
Other accrued liabilities	9,151	1,321	59,374	1,345	—	71,191
Total current liabilities	19,625	1,476	176,656	3,484	(1,426)	199,815

LONG-TERM DEBT	163,062	281,107	—	—	—	444,169
ACCRUED INSURANCE CLAIMS	726	—	26,426	98	—	27,250
DEFERRED TAX LIABILITIES, NET NON-CURRENT	—	427	52,436	610	(4,861)	48,612

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET JULY 27, 2013

INTERCOMPANY PAYABLES	185,296	426,251	—	6,977	(618,524)	—
OTHER LIABILITIES	3,142	—	2,855	4	—	6,001
Total liabilities	371,851	709,261	258,373	11,173	(624,811)	725,847
Total stockholders' equity	428,361	769,639	1,462,532	10,027	(2,242,198)	428,361
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$800,212	$1,478,900	$1,720,905	$21,200	$(2,867,009)	$1,154,208

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET JULY 28, 2012

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$51,563	$1,018	$—	$52,581
Accounts receivable, net	—	—	140,426	1,362	—	141,788
Costs and estimated earnings in excess of billings	—	—	125,869	1,452	—	127,321
Inventories	—	—	26,274	—	—	26,274
Deferred tax assets, net	2,390	—	13,566	80	(403)	15,633
Income taxes receivable	4,884	—	—	—	—	4,884
Other current assets	2,211	10	5,458	787	—	8,466
Total current assets	9,485	10	363,156	4,699	(403)	376,947

PROPERTY AND EQUIPMENT, NET	9,671	—	133,145	15,431	—	158,247
GOODWILL	—	—	174,849	—	—	174,849
INTANGIBLE ASSETS, NET	—	—	49,773	—	—	49,773
DEFERRED TAX ASSETS, NET NON-CURRENT	—	65	9,341	1,085	(10,491)	—
INVESTMENT IN SUBSIDIARIES	734,451	1,425,451	—	—	(2,159,902)	—
INTERCOMPANY RECEIVABLES	—	—	860,758	54	(860,812)	—
OTHER	6,075	4,338	1,731	233	—	12,377
TOTAL NON-CURRENT ASSETS	750,197	1,429,854	1,229,597	16,803	(3,031,205)	395,246
TOTAL ASSETS	$759,682	$1,429,864	$1,592,753	$21,502	$(3,031,608)	$772,193

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,785	$—	$33,441	$597	$—	$36,823
Current portion of debt	—	—	74	—	—	74
Billings in excess of costs and estimated earnings	—	—	1,522	—	—	1,522
Accrued insurance claims	588	—	24,551	79	—	25,218
Deferred tax liabilities	—	249	84	70	(403)	—
Other accrued liabilities	5,054	565	43,772	1,535	—	50,926
Total current liabilities	8,427	814	103,444	2,281	(403)	114,563

LONG-TERM DEBT	—	187,500	—	—	—	187,500
ACCRUED INSURANCE CLAIMS	708	—	22,815	68	—	23,591
DEFERRED TAX LIABILITIES, NET NON-CURRENT	1,020	—	57,140	1,868	(10,491)	49,537

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET JULY 28, 2012

INTERCOMPANY PAYABLES	353,713	507,099	—	—	(860,812)	—
OTHER LIABILITIES	2,883	—	1,185	3	—	4,071
Total liabilities	366,751	695,413	184,584	4,220	(871,706)	379,262
Total stockholders' equity	392,931	734,451	1,408,169	17,282	(2,159,902)	392,931
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$759,682	$1,429,864	$1,592,753	$21,502	$(3,031,608)	$772,193

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS YEAR ENDED JULY 27, 2013

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$1,594,363	$14,249	$—	$1,608,612

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	1,288,369	12,047	—	1,300,416
General and administrative	44,462	818	89,336	11,155	—	145,771
Depreciation and amortization	2,920	—	77,595	4,966	—	85,481
Intercompany charges (income), net	(53,377)	—	54,720	(1,343)	—	—
Total	(5,995)	818	1,510,020	26,825	—	1,531,668

Interest expense, net	(5,675)	(17,599)	(60)	—	—	(23,334)
Other income, net	(320)	—	4,794	115	—	4,589

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	(18,417)	89,077	(12,461)	—	58,199

PROVISION (BENEFIT) FOR INCOME TAXES	—	(7,281)	35,214	(4,922)	—	23,011

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(11,136)	53,863	(7,539)	—	35,188

EQUITY IN EARNINGS OF SUBSIDIARIES	35,188	46,324	—	—	(81,512)	—

NET INCOME (LOSS)	$35,188	$35,188	$53,863	$(7,539)	$(81,512)	$35,188

Foreign currency translation loss	(35)	(35)	—	(35)	70	(35)
COMPREHENSIVE INCOME (LOSS)	$35,153	$35,153	$53,863	$(7,574)	$(81,442)	$35,153

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS YEAR ENDED JULY 28, 2012

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$1,186,380	$14,739	$—	$1,201,119

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	957,449	11,500	—	968,949
General and administrative	28,048	574	65,185	10,217	—	104,024
Depreciation and amortization	3,137	—	54,735	4,833	(12)	62,693
Intercompany charges (income), net	(34,212)	—	33,749	463	—	—
Total	(3,027)	574	1,111,118	27,013	(12)	1,135,666

Interest income (expense), net	(3,049)	(13,660)	(8)	—	—	(16,717)
Other income, net	22	—	15,281	522	—	15,825

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	(14,234)	90,535	(11,752)	12	64,561

PROVISION (BENEFIT) FOR INCOME TAXES	—	(5,550)	35,299	(4,566)	—	25,183

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(8,684)	55,236	(7,186)	12	39,378

EQUITY IN EARNINGS OF SUBSIDIARIES	39,378	48,062	—	—	(87,440)	—

NET INCOME (LOSS)	$39,378	$39,378	$55,236	$(7,186)	$(87,428)	$39,378

Foreign currency translation loss	(161)	(161)	—	(161)	322	(161)
COMPREHENSIVE INCOME (LOSS)	$39,217	$39,217	$55,236	$(7,347)	$(87,106)	$39,217

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS YEAR ENDED JULY 30, 2011

	Parent		Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$—		$—	$1,025,484	$10,384	$—	$1,035,868

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—		—	827,980	9,139	—	837,119
General and administrative	23,520		648	62,174	8,280	—	94,622
Depreciation and amortization	3,192		—	54,232	5,156	(47)	62,533
Intercompany charges (income), net	(29,852)		—	29,437	415	—	—
Total	(3,140)		648	973,823	22,990	(47)	994,274

Interest income (expense), net	(3,140)		(12,852)	81	—	—	(15,911)
Loss on debt extinguishment	—		(8,295)	—	—	—	(8,295)
Other income, net	—		—	10,845	251	—	11,096

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	—	(21,795)	62,587	(12,355)	47	28,484

PROVISION (BENEFIT) FOR INCOME TAXES	—		(9,430)	27,142	(5,335)	—	12,377

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—		(12,365)	35,445	(7,020)	47	16,107

EQUITY IN EARNINGS OF SUBSIDIARIES	16,107		28,472	—	—	(44,579)	—

NET INCOME (LOSS)	$16,107		$16,107	$35,445	$(7,020)	$(44,532)	$16,107

Foreign currency translation gain	130		130	—	130	(260)	130
COMPREHENSIVE INCOME (LOSS)	$16,237		$16,237	$35,445	$(6,890)	$(44,792)	$16,237

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS YEAR ENDED JULY 27, 2013

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$6,952	$(9,612)	$112,176	$(2,772)	$—	$106,744

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(330,291)	—	—	(330,291)
Capital expenditures	(8,151)	—	(51,647)	(4,852)	—	(64,650)
Proceeds from sale of assets	—	—	5,770	57	—	5,827
Return of capital from subsidiaries	—	1,816	—	—	(1,816)	—
Investment in subsidiaries	—	(2,600)	—	—	2,600	—
Changes in restricted cash	60	—	—	—	—	60
Net cash (provided by) used in investing activities	(8,091)	(784)	(376,168)	(4,795)	784	(389,054)

Cash flows from financing activities:
Proceeds from issuance of 7.125% senior subordinated notes due 2021, (including $3.8 million premium on issuance)	—	93,825	—	—	—	93,825
Proceeds from Term Loan on Senior Credit Agreement	125,000	—	—	—	—	125,000
Proceeds from borrowings on Senior Credit Agreement	404,500	—	—	—	—	404,500
Principal payments on Senior Credit Agreement	(358,625)	—	—	—	—	(358,625)
Debt issuance costs	(4,158)	(2,581)	—	—	—	(6,739)
Repurchases of common stock	(15,203)	—	—	—	—	(15,203)
Exercise of stock options and other	5,253	—	—	—	—	5,253
Restricted stock tax withholdings	(884)	—	—	—	—	(884)
Excess tax benefit from share-based awards	1,283	—	—	—	—	1,283
Principal payments on capital lease obligations	—	—	(74)	—	—	(74)
Intercompany funding	(156,027)	(80,848)	230,669	6,990	(784)	—
Net cash provided by financing activities	1,139	10,396	230,595	6,990	(784)	248,336

Net decrease in cash and equivalents	—	—	(33,397)	(577)	—	(33,974)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	51,563	1,018	—	52,581

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$18,166	$441	$—	$18,607

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS YEAR ENDED JULY 28, 2012

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$6,755	$(8,774)	$69,823	$(2,679)	$—	$65,125

Cash flows from investing activities:
Capital expenditures	(3,685)	—	(69,362)	(4,565)	—	(77,612)
Proceeds from sale of assets	—	—	19,211	5,572	—	24,783
Changes in restricted cash	926	—	—	—	—	926
Capital contributions to subsidiaries, net	—	(4,943)	—	—	4,943	—
Net cash provided by (used in) investing activities	(2,759)	(4,943)	(50,151)	1,007	4,943	(51,903)

Cash flows from financing activities:
Repurchases of common stock	(12,960)	—	—	—	—	(12,960)
Exercise of stock options and other	6,490	—	—	—	—	6,490
Restricted stock tax withholdings	(329)	—	—	—	—	(329)
Excess tax benefit from share-based awards	1,625	—	—	—	—	1,625
Principal payments on capital lease obligations	—	—	(233)	—	—	(233)
Intercompany funding	1,178	13,717	(12,484)	2,532	(4,943)	—
Net cash provided by (used in) financing activities	(3,996)	13,717	(12,717)	2,532	(4,943)	(5,407)

Net increase in cash and equivalents	—	—	6,955	860	—	7,815

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	44,608	158	—	44,766

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$51,563	$1,018	$—	$52,581

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS YEAR ENDED JULY 30, 2011

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$7,979	$(12,343)	$53,611	$(5,390)	$—	$43,857

Cash flows from investing activities:
Capital expenditures	(1,746)	—	(53,346)	(6,365)	—	(61,457)
Proceeds from sale of assets	—	—	11,645	660	—	12,305
Cash paid for acquisitions	—	(27,500)	(8,951)	—	—	(36,451)
Changes in restricted cash	25	—	200	—	—	225
Capital contributions to subsidiaries	—	(52,492)	—	—	52,492	—
Net cash used in investing activities	(1,721)	(79,992)	(50,452)	(5,705)	52,492	(85,378)

Cash flows from financing activities:
Repurchases of common stock	(64,548)	—	—	—	—	(64,548)
Exercise of stock options and other	1,321	—	—	—	—	1,321
Restricted stock tax withholdings	(197)	—	—	—	—	(197)
Principal payments on capital lease obligations	—	—	(582)	—	—	(582)
Debt issuance costs	(456)	(4,721)	—	—	—	(5,177)
Proceeds from issuance of 7.125% senior subordinated notes due 2021	—	187,500	—	—	—	187,500
Purchase of 8.125% senior subordinated notes due 2015	—	(135,350)	—	—	—	(135,350)
Intercompany funding	57,622	44,906	(60,827)	10,791	(52,492)	—
Net cash provided by (used in) financing activities	(6,258)	92,335	(61,409)	10,791	(52,492)	(17,033)

Net decrease in cash and equivalents	—	—	(58,250)	(304)	—	(58,554)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	102,858	462	—	103,320

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$44,608	$158	$—	$44,766

21. Subsequent Events

On August 27, 2013, the Company announced that its Board of Directors had authorized $40.0 million to repurchase shares of the Company's outstanding common stock to be made over the next eighteen months in open market or private transactions. The repurchase authorization replaces the Company's previous repurchase authorization, which was due to expire on September 15, 2013 and of which approximately $22.8 million remained outstanding as of July 27, 2013. As of September 12, 2013, the full $40.0 million remained authorized for repurchase.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dycom Industries, Inc.
Palm Beach Gardens, Florida

We have audited the accompanying consolidated balance sheets of Dycom Industries, Inc. and subsidiaries (the "Company") as of July 27, 2013 and July 28, 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended July 27, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dycom Industries, Inc. and subsidiaries as of July 27, 2013 and July 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended July 27, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of July 27, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
September 12, 2013

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

There have been no changes in or disagreements with accountants on accounting and financial disclosures within the meaning of Item 304 or Regulation S-K.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of July 27, 2013, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 27, 2013, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (2) accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. In making our assessment of changes in internal control over financial reporting as of July 27, 2013, we have excluded the telecommunications infrastructure services subsidiaries acquired (the "Acquired Subsidiaries") from Quanta Services, Inc. on December 3, 2012. Additionally, we have excluded Sage Telecommunications Corp of Colorado, LLC ("Sage") acquired during the fourth quarter of fiscal 2013. These businesses acquired during fiscal 2013 represent approximately 34.5% of our total assets at July 27, 2013 and 21.0% of our total contract revenues for the fiscal year ended July 27, 2013.

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

In accordance with the SEC’s published guidance, management's assessment and conclusion on the effectiveness of the Company's internal control over financial reporting as of July 27, 2013 excludes an assessment of the internal control over financial reporting of the Acquired Subsidiaries, acquired on December 3, 2012, and Sage, acquired during the fourth quarter of fiscal 2013. These businesses acquired during fiscal 2013 represent approximately 34.5% of our total assets at July 27, 2013 and 21.0% of our total contract revenues for the fiscal year ended July 27, 2013.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 27, 2013.

The effectiveness of the Company’s internal control over financial reporting as of July 27, 2013 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm. Their report, which is set forth in Part II, Item 9A, Controls and Procedures, of this Annual Report on Form 10-K, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of July 27, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dycom Industries, Inc.
Palm Beach Gardens, Florida

We have audited the internal control over financial reporting of Dycom Industries, Inc. and subsidiaries (the "Company") as of July 27, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at (1) the telecommunications infrastructure services subsidiaries acquired from Quanta Services, Inc. on December 3, 2012, and (2) Sage Telecommunications Corp of Colorado, LLC, which was acquired during the fourth quarter of 2013. These businesses acquired during fiscal 2013 constitute 34.5% of total assets and 21.0% of contract revenues of the consolidated financial statement amounts as of and for the year ended July 27, 2013. Accordingly, our audit did not include the internal control over financial reporting at these businesses acquired during 2013.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 27, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 27, 2013 of the Company and our report dated September 12, 2013 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
September 12, 2013

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information concerning directors and nominees of the Registrant and other information as required by this item are hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A. The information set forth under the caption "Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report on Form 10-K is incorporated herein by reference.
Code of Ethics
The Company has adopted a Code of Ethics for Senior Financial Officers, which is a code of ethics as that term is defined in Item 406(b) of Regulation S-K and which applies to its Chief Executive Officer, Chief Financial Officer, Controller and other persons performing similar functions. The Code of Ethics for Senior Financial Officers is available on the Company's Internet website at www.dycomind.com. If the Company makes any substantive amendments to, or a waiver from, provisions of the Code of Ethics for Senior Financial Officers, it will disclose the nature of such amendment, or waiver, on its website or in a report on Form 8-K. Information on the Company's website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.
Item 11. Executive Compensation.
The information required by Item 11 regarding executive compensation is included under the headings "Compensation Discussion and Analysis," "Compensation Committee Report," and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning the ownership of certain of the Registrant's beneficial owners and management and related stockholder matters is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.
Item 13. Certain Relationships, Related Transactions and Director Independence.
Information concerning relationships and related transactions is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.
Item 14. Principal Accounting Fees and Services.
Information concerning principal accounting fees and services is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.
PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Consolidated financial statements: the consolidated financial statements and the Report of the Independent Registered Public Accounting Firm are listed on pages 39 through 81.

2.Financial statement schedules:

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

4.2
First Supplemental Indenture, dated as of January 28, 2011, among Dycom Investments, Inc., Dycom Industries, Inc. and certain subsidiaries of Dycom Industries, Inc., as guarantors, and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 to Dycom Industries, Inc.'s Current Report on Form 8-K filed with the SEC on December 12, 2012).

4.3
Second Supplemental Indenture, dated as of December 12, 2012, among Dycom Investments, Inc., Dycom Industries, Inc. and certain subsidiaries of Dycom Industries, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dycom Industries, Inc.'s Current Report on Form 8-K filed with the SEC on December 12, 2012).

4.4
Third Supplemental Indenture, dated as of February 26, 2013, among Dycom Investments, Inc., Dycom Industries, Inc. and certain subsidiaries of Dycom Industries, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to the First Amendment to Dycom Investments, Inc.'s Registration Statement on Form S-4 filed with the SEC on February 26, 2013).

4.5+
Fourth Supplemental Indenture, dated as of July 26, 2013, among Dycom Investments, Inc., Dycom Industries, Inc. and certain subsidiaries of Dycom Industries, Inc., as guarantors, and U.S. Bank National Association, as trustee.

4.6
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

10.3*
Form of Non-Qualified Stock Option Agreement under the 2003 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Dycom Industries, Inc.'s Form 10-K, filed with the SEC on September 4, 2012).

10.4*
Form of Incentive Stock Option Agreement under the 2003 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Dycom Industries, Inc.'s Form 10-K, filed with the SEC on September 4, 2012).

10.5*
Form of Restricted Stock Unit Agreement under the 2003 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Dycom Industries, Inc.'s Form 10-K, filed with the SEC on September 4, 2012).

10.6*
Form of Performance Unit Agreement under the 2003 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Dycom Industries, Inc.'s Form 10-K, filed with the SEC on September 4, 2012).

10.7*	2012 Long-Term Incentive Plan (incorporated by reference to Dycom Industries, Inc.'s Definitive Proxy Statement filed with the SEC on October 11, 2012).

10.8*	Form of Non-Qualified Stock Option Agreement under the 2012 Long-Term Incentive Plan (incorporated by reference to Dycom Industries, Inc.'s Form 8-K filed with the SEC on December 20, 2012).

10.9*	Form of Incentive Stock Option Agreement under the 2012 Long-Term Incentive Plan (incorporated by reference to Dycom Industries, Inc.'s Form 8-K filed with the SEC on December 20, 2012).

10.10*	Form of Restricted Stock Unit Agreement under the 2012 Long-Term Incentive Plan (incorporated by reference to Dycom Industries, Inc.'s Form 8-K filed with the SEC on December 20, 2012).

10.11*	Form of Performance Unit Agreement under the 2012 Long-Term Incentive Plan (incorporated by reference to Dycom Industries, Inc.'s Form 8-K filed with the SEC on December 20, 2012).

10.12*
2007 Non-Employee Directors Equity Plan, amended and restated effective as of September 19, 2011 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on September 23, 2011).

10.13*
Form of Non-Employee Director Non-Qualified Stock Option Agreement, under the 2007 Non-Employee Directors Equity Plan, as amended and restated (incorporated by reference to Dycom Industries, Inc.'s Form 10-K, filed with the SEC on September 4, 2012).

10.14*
Form of Non-Employee Director Restricted Stock Unit Agreement, under the 2007 Non-Employee Directors Equity Plan, as amended and restated (incorporated by reference to Dycom Industries, Inc.'s Form 10-K, filed with the SEC on September 4, 2012).

10.15*	Employment Agreement for Richard B. Vilsoet dated as of May 5, 2005 (incorporated by reference to Dycom Industries, Inc.’s Form 10-K filed with the SEC on September 9, 2005).

10.16*	Employment Agreement for H. Andrew DeFerrari dated as of July 14, 2004 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on January 23, 2006).

10.17*	Amendment to the Employment Agreement of H. Andrew DeFerrari dated as of August 25, 2006 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on August 31, 2006).

10.18*
Amendment to the Employment Agreements of H. Andrew DeFerrari and Richard B. Vilsoet dated as of May 28, 2010  (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on May 28, 2010).

10.19*	Employment Agreement for Steven E. Nielsen dated as of May 1, 2012 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on May 2, 2012).

10.20*	Employment Agreement for Timothy R. Estes dated as of October 4, 2012 (incorporated by reference to Dycom Industries, Inc.'s Form 8-K filed with the SEC on October 4, 2012).

10.21	2009 Annual Incentive Plan (incorporated by reference to Dycom Industries, Inc.’s Definitive Proxy Statement filed with the SEC on October 30, 2008).

10.22*
Form of Indemnification Agreement for directors and executive officers of Dycom Industries, Inc. (incorporated by reference to Dycom Industries, Inc.’s Form 10-K filed with the SEC on September 3, 2009).

10.23
Credit Agreement, dated as of December 3, 2012, among Dycom Industries, Inc., as the Borrower, the subsidiaries of Dycom Industries, Inc. identified therein, certain lenders named therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, Wells Fargo Bank, National Association, as Syndication Agent, and Suntrust Bank, PNC Bank, National Association and Branch Banking and Trust Company, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Dycom Industries, Inc.'s Current Report on Form 8-K filed with the SEC on December 5, 2012).

10.24*+	Description of Non-Employee Directors' Compensation.

12.1 +	Computation of Ratio of Earnings to Fixed Charges.

21.1+	Principal subsidiaries of Dycom Industries, Inc.

23.1+	Consent of Independent Registered Public Accounting Firm.

31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 +	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++**
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 27, 2013 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

+	Filed herewith
++	Furnished herewith
*	Indicates a management contract or compensatory plan or arrangement.
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

DYCOM INDUSTRIES, INC.
Registrant

Date:	September 12, 2013	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steven E. Nielsen	President and Chief Executive Officer	September 12, 2013
Steven E. Nielsen

/s/ H. Andrew DeFerrari	Senior Vice President and Chief Financial Officer	September 12, 2013
H. Andrew DeFerrari	(Principal Financial and Accounting Officer)

/s/ Thomas G. Baxter	Director	September 12, 2013
Thomas G. Baxter

/s/ Charles M. Brennan, III	Director	September 12, 2013
Charles M. Brennan, III

/s/ Charles B. Coe	Director	September 12, 2013
Charles B. Coe

/s/ Stephen C. Coley	Director	September 12, 2013
Stephen C. Coley

/s/ Dwight B. Duke	Director	September 12, 2013
Dwight B. Duke

/s/ Patricia L. Higgins	Director	September 12, 2013
Patricia L. Higgins