Form 10-Q
period 2013-10-26
DYCOM INDUSTRIES INC
filed 2013-11-29
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 26, 2013

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

There were 33,755,060 shares of common stock with a par value of $0.33 1/3 outstanding at November 22, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	October 26, 2013	July 27, 2013
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$14,394	$18,607
Accounts receivable, net	304,412	252,202
Costs and estimated earnings in excess of billings	221,110	204,349
Inventories	39,273	35,999
Deferred tax assets, net	17,718	16,853
Income taxes receivable	2,231	2,516
Other current assets	16,192	10,608
Total current assets	615,330	541,134

PROPERTY AND EQUIPMENT, NET	203,916	202,703
GOODWILL	267,810	267,810
INTANGIBLE ASSETS, NET	120,021	125,275
OTHER	17,199	17,286
TOTAL NON-CURRENT ASSETS	608,946	613,074
TOTAL ASSETS	$1,224,276	$1,154,208

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$68,926	$77,954
Current portion of debt	8,594	7,813
Billings in excess of costs and estimated earnings	13,347	13,788
Accrued insurance claims	31,528	29,069
Other accrued liabilities	79,453	71,191
Total current liabilities	201,848	199,815

LONG-TERM DEBT (including debt premium of $3.5 million and $3.6 million, respectively)	475,735	444,169
ACCRUED INSURANCE CLAIMS	30,114	27,250
DEFERRED TAX LIABILITIES, NET NON-CURRENT	49,603	48,612
OTHER LIABILITIES	5,992	6,001
Total liabilities	763,292	725,847

COMMITMENTS AND CONTINGENCIES, Notes 10, 11, and 17

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 33,743,879 and 33,264,117 issued and outstanding, respectively	11,248	11,088
Additional paid-in capital	129,068	115,205
Accumulated other comprehensive income	43	103
Retained earnings	320,625	301,965
Total stockholders' equity	460,984	428,361
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,224,276	$1,154,208

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	October 26, 2013	October 27, 2012
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$512,720	$323,286

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	410,119	257,066
General and administrative (including stock-based compensation expense of $3.5 million and $2.3 million, respectively)	43,075	28,824
Depreciation and amortization	23,552	15,311
Total	476,746	301,201

Interest expense, net	(6,886)	(4,197)
Other income, net	2,012	1,614
INCOME BEFORE INCOME TAXES	31,100	19,502

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	12,327	8,858
Deferred	113	(1,217)
Total	12,440	7,641

NET INCOME	$18,660	$11,861

EARNINGS PER COMMON SHARE:
Basic earnings per common share	$0.56	$0.36

Diluted earnings per common share	$0.54	$0.35

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	33,423,678	33,089,959

Diluted	34,638,998	33,721,070

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
	October 26, 2013	October 27, 2012
	(Dollars in thousands)
NET INCOME	$18,660	$11,861
Foreign currency translation (losses) gains	(60)	2
COMPREHENSIVE INCOME	$18,600	$11,863

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	October 26, 2013	October 27, 2012
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$18,660	$11,861
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of acquisitions:
Depreciation and amortization	23,552	15,311
Bad debt expense, net	186	9
Gain on sale of fixed assets	(1,865)	(1,581)
Deferred income tax provision (benefit)	113	(1,217)
Stock-based compensation	3,506	2,266
Amortization of premium on long-term debt	(91)	—
Amortization of debt issuance costs and other	465	329
Excess tax benefit from share-based awards	(656)	(64)
Change in operating assets and liabilities:
Accounts receivable, net	(52,397)	(12,015)
Costs and estimated earnings in excess of billings, net	(17,202)	8,838
Other current assets and inventory	(8,740)	(3,509)
Other assets	(430)	(62)
Income taxes receivable/payable	8,101	8,773
Accounts payable	871	3,879
Accrued liabilities, insurance claims, and other liabilities	7,234	(5,102)
Net cash (used in) provided by operating activities	(18,693)	27,716

INVESTING ACTIVITIES:
Capital expenditures	(30,288)	(12,523)
Proceeds from sale of assets	2,465	2,006
Changes in restricted cash	(305)	—
Net cash used in investing activities	(28,128)	(10,517)

FINANCING ACTIVITIES:
Proceeds from borrowings on senior Credit Agreement	164,000	—
Principal payments on senior Credit Agreement, including Term Loan	(131,563)	—
Repurchases of common stock	—	(15,203)
Exercise of stock options	10,124	166
Restricted stock tax withholdings	(609)	(62)
Excess tax benefit from share-based awards	656	64
Principal payments on capital lease obligations	—	(19)
Net cash provided by (used in) financing activities	42,608	(15,054)

Net (decrease) increase in cash and equivalents	(4,213)	2,145

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	18,607	52,581

CASH AND EQUIVALENTS AT END OF PERIOD	$14,394	$54,726

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$1,517	$489
Income taxes	$4,311	$85

Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$3,384	$2,364

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Accounting Policies

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

The accompanying unaudited condensed consolidated financial statements of Dycom and its subsidiaries, all of which are wholly-owned, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements and accompanying notes reflect all adjustments, consisting of only normal recurring accruals that are, in the opinion of management, necessary for a fair presentation of such statements. The results of operations for the three months ended October 26, 2013 are not necessarily indicative of the results expected for the full year or for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the Company's audited financial statements for the year ended July 27, 2013 included in the Company's 2013 Annual Report on Form 10-K, filed with the SEC on September 13, 2013.

The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

All of the Company's operating segments have been aggregated into one reporting segment due to their similar economic characteristics, customers, service distribution methods, and the nature of their services and production processes. The Company's services are provided by its various subsidiaries throughout the United States and in Canada. Revenues from services provided in Canada were approximately $3.3 million and $3.9 million during the three months ended October 26, 2013 and October 27, 2012, respectively. The Company had no material long-lived assets in the Canadian operations at October 26, 2013 or July 27, 2013.

Acquisitions - On December 3, 2012, the Company acquired substantially all of the telecommunications infrastructure services subsidiaries of Quanta Services, Inc. Additionally, during the fourth quarter of fiscal 2013, the Company acquired Sage Telecommunications Corp of Colorado, LLC (“Sage”) and certain assets of a tower construction and maintenance company. The results of operations of the businesses acquired are included in the accompanying condensed consolidated financial statements from their dates of acquisition.

Accounting Period - The Company uses a fiscal year ending on the last Saturday in July.

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For the Company, key estimates include: recognition of revenue for costs and estimated earnings in excess of billings, accrued insurance claims, provision for income taxes, accruals for legal matters and other contingencies, the fair value of reporting units for goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, preliminary purchase price allocations of businesses acquired, stock-based compensation expense for performance-based stock awards, asset lives used in computing depreciation and amortization, and allowance for doubtful accounts. At the time they are made, the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to the financial statements.

Significant Accounting Policies

There were no material changes to the Company’s significant accounting policies and critical accounting estimates during the three months ended October 26, 2013. For a complete discussion of the Company’s significant accounting policies, refer to Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended July 27, 2013.

Restricted Cash - As of October 26, 2013 and July 27, 2013, the Company had approximately $4.0 million and $3.7 million, respectively, in restricted cash which is held as collateral in support of the Company's insurance obligations. Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the condensed consolidated statements of cash flows.

Fair Value of Financial Instruments - ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820") defines and establishes a measurement framework for fair value and expands disclosure requirements. ASC Topic 820 requires that assets and liabilities carried at fair value are classified and disclosed in one of the following three categories: (1) Level 1 - Quoted market prices in active markets for identical assets or liabilities; (2) Level 2 - Observable market-based inputs or unobservable inputs that are corroborated by market data; and (3) Level 3 - Unobservable inputs not corroborated by market data which require the reporting entity's own assumptions. The Company's financial instruments consist primarily of cash and equivalents, restricted cash, accounts receivables, income taxes receivable and payable, accounts payable and certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the Company's outstanding 7.125% senior subordinated notes due 2021 (the "2021 Notes") which are categorized as Level 2 as of October 26, 2013 and July 27, 2013, based on observable market-based inputs. See Note 10, Debt, for further information regarding the fair value of the 2021 Notes. The Company's cash and equivalents are categorized as Level 1 as of October 26, 2013 and July 27, 2013, based on quoted market prices in active markets for identical assets. During the three months ended October 26, 2013 and October 27, 2012, the Company had no non-recurring fair value measurements of assets or liabilities subsequent to their initial recognition.

Recently Issued Accounting Pronouncements

Adoption of New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). ASU 2012-02 permits an entity to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired prior to any determination as to whether it is necessary to perform the quantitative impairment test required by ASC Topic 350. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company adopted ASU 2012-02 in fiscal 2014. The adoption of this guidance did not have a material effect on the Company's condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

In February 2013, the FASB issued Accounting Standards Update No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-04”). ASU 2013-04 provides guidance related to the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation. ASU 2013-05 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013, with retrospective application required for all periods presented. The adoption of this guidance is not expected to have a material effect on the Company's condensed consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 provides guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of it, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the net operating loss carryforward, a similar tax loss, or a tax credit carryforward under the tax law of the applicable jurisdiction is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013. The Company is currently evaluating the potential impact of ASU 2013-11 on its condensed consolidated financial statements.

2. Computation of Earnings Per Common Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per common share computation as required by ASC Topic 260, Earnings Per Share.

	For the Three Months Ended
	October 26, 2013	October 27, 2012
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders (numerator)	$18,660	$11,861

Weighted-average number of common shares (denominator)	33,423,678	33,089,959

Basic earnings per common share	$0.56	$0.36

Weighted-average number of common shares	33,423,678	33,089,959
Potential common stock arising from stock options, and unvested restricted share units	1,215,320	631,111
Total shares-diluted (denominator)	34,638,998	33,721,070

Diluted earnings per common share	$0.54	$0.35

Anti-dilutive weighted shares excluded from the calculation of earnings per share	547,154	1,940,101

3. Acquisitions

On December 3, 2012, Dycom acquired substantially all of the telecommunications infrastructure services subsidiaries (the "Acquired Subsidiaries") of Quanta Services, Inc. for the sum of $275.0 million in cash, an adjustment of approximately $40.4 million for working capital received in excess of a target amount, and approximately $3.7 million for other specified items. The acquisition was funded through a combination of borrowings under a new $400 million credit facility and cash on hand. On December 12, 2012, Dycom's wholly-owned subsidiary, Dycom Investments, Inc., issued $90.0 million of 7.125% senior subordinated notes due 2021 and used the net proceeds to repay approximately $90.0 million of the credit facility borrowings. See Note 10, Debt, for further information regarding the Company's debt financing.

The Acquired Subsidiaries provide specialty contracting services, including engineering, construction, maintenance and installation services to telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. Principal business facilities are located in Arizona, California, Florida, Georgia, Minnesota, New York, Pennsylvania, and Washington. On a combined basis, Dycom's businesses serve hundreds of individual customers through operation in all 50 states, the District of Columbia, and in Canada.

During the fourth quarter of fiscal 2013, the Company acquired Sage Telecommunications Corp of Colorado, LLC ("Sage") and certain assets of a tower construction and maintenance company for a total of $11.3 million, net of cash acquired. Goodwill of $5.0 million resulting from these acquisitions are expected to be deductible for tax purposes. Sage provides telecommunications construction and project management services primarily for cable operators in the Western United States. These acquisitions were not material to the Company.

The purchase prices of the businesses acquired have been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their fair values on the respective dates of acquisition. Purchase price in excess of fair value of the separately identifiable assets acquired and the liabilities assumed have been allocated to goodwill. Purchase price allocations are based on information regarding the fair value of assets acquired and liabilities assumed as of the dates of acquisition. Management determined the fair values used in the purchase price allocations for intangible assets based on historical data, estimated discounted future cash flows, contract backlog amounts, if applicable, and expected royalty rates for trademarks and trade names as well as certain other assumptions. For the Acquired Subsidiaries, the fair values used in the purchase price allocation for intangible assets were determined with the assistance of an independent valuation specialist. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. The allocation of the purchase price of the Acquired Subsidiaries was completed during the fourth quarter of fiscal 2013. Purchase price allocations of businesses acquired during the fourth quarter of fiscal 2013 are preliminary and are expected to be completed during fiscal 2014 when the valuations for intangible assets and other amounts are finalized. Additional information, which existed as of the acquisition dates but was unknown by the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. Adjustments in the purchase price allocations may require an adjustment of the amounts allocated to goodwill.

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

The results of operations of businesses acquired have been included in the condensed consolidated statements of operations since the respective dates of acquisition. For the three months ended October 26, 2013 the Acquired Subsidiaries earned revenues of $150.3 million, recognized intangible amortization expense of $3.4 million, and their net income, inclusive of charges allocated for management costs, was $4.2 million.

The following unaudited pro forma information presents the Company's consolidated results of operations as if the acquisition of the Acquired Subsidiaries had occurred on July 31, 2011, the first day of the Company's 2012 fiscal year. The pro forma results include certain adjustments, including depreciation and amortization expense based on the estimated fair value of the assets acquired, interest and debt amortization expense related to the Company's debt financing of the transaction, and the income tax impact of these adjustments. Pro forma earnings during the three months ended October 27, 2012 have been adjusted to reflect the impact of amortization and depreciation as if the acquisition had occurred on July 31, 2011. This includes the impact of amortization expense, including customer relationships and contract backlog which is being recognized on an accelerated basis related to the expected economic benefit, and depreciation expense which is recognized over the estimated useful lives of the related property and equipment. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had the acquisition occurred at the beginning of the periods presented nor is it indicative of future results.

For the Three Months Ended
October 27, 2012
(Dollars in thousands, except per share amounts)
Pro forma contract revenues	$499,666
Pro forma income before income taxes	$36,205
Pro forma net income	$22,019

Pro forma earnings per share:
Basic	$0.67
Diluted	$0.65

4. Accounts Receivable

Accounts receivable consists of the following:

	October 26, 2013	July 27, 2013
	(Dollars in thousands)
Contract billings	$291,083	$239,498
Retainage and other receivables	13,601	12,833
Total	304,684	252,331
Less: allowance for doubtful accounts	(272)	(129)
Accounts receivable, net	$304,412	$252,202

As of October 26, 2013, the Company expected to collect all retainage balances within the next twelve months. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. During the three months ended October 26, 2013 and October 27, 2012, write-offs, net of recoveries, to the allowance for doubtful accounts were immaterial.

5. Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings, net, consists of the following:

	October 26, 2013	July 27, 2013
	(Dollars in thousands)
Costs incurred on contracts in progress	$220,475	$208,250
Estimated to date earnings	53,473	49,150
Total costs and estimated earnings	273,948	257,400
Less: billings to date	(66,185)	(66,839)
	$207,763	$190,561
Included in the accompanying condensed consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$221,110	$204,349
Billings in excess of costs and estimated earnings	(13,347)	(13,788)
	$207,763	$190,561

The above amounts include revenue for services from contracts based both on the units-of-delivery and the cost-to-cost measures of the percentage of completion method.

6. Property and Equipment

Property and equipment consists of the following:

	General Useful Lives	October 26, 2013	July 27, 2013
	(Years)	(Dollars in thousands)
Land	—	$3,479	$3,479
Buildings	10-35	11,511	11,449
Leasehold improvements	1-15	5,273	5,154
Vehicles	1-5	264,023	258,211
Computer hardware and software	3-10	66,961	64,191
Office furniture and equipment	2-7	8,155	7,915
Equipment and machinery	1-10	176,344	171,742
Total		535,746	522,141
Less: accumulated depreciation		(331,830)	(319,438)
Property and equipment, net		$203,916	$202,703

Depreciation expense and repairs and maintenance were as follows:

	For the Three Months Ended
	October 26, 2013	October 27, 2012
	(Dollars in thousands)
Depreciation expense	$18,401	$13,720
Repairs and maintenance expense	$5,994	$3,811

7. Goodwill and Intangible Assets

Goodwill

The Company's goodwill balance was $267.8 million as of October 26, 2013 and July 27, 2013. Accordingly, there were no changes in the carrying amount of goodwill for the three months ended October 26, 2013. The Company's goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors resulting from the cyclical nature of the Company's business, the high level of competition existing within the Company's industry, the concentration of the Company's revenues from a limited number of customers, and the level of overall economic activity. During times of slowing economic conditions, the Company's customers may reduce capital expenditures and defer or cancel pending projects. Individual reporting units may be more impacted by these factors than the Company as a whole. As a result, demand for the services of one or more of the Company's reporting units could decline, resulting in an impairment of goodwill or intangible assets. The reporting units goodwill and other related indefinite-lived intangible assets are assessed annually as of the first day of the fourth fiscal quarter of each year in accordance with ASC Topic 350, Intangibles – Goodwill and Other, in order to determine whether their carrying value exceeds their fair value. The inputs used for fair value measurements of the reporting units and other related indefinite-lived intangible assets are the lowest level (Level 3) inputs.

As a result of the fiscal 2013 annual impairment analysis, the Company concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit. However, the UtiliQuest reporting unit, having a goodwill balance of approximately $35.6 million and an indefinite-lived trade name of $4.7 million, has been at lower operating levels as compared to historical periods. The fair value of the UtiliQuest reporting unit exceeded its carrying value by approximately 20%. The UtiliQuest reporting unit provides services to a broad range of customers, including utilities and telecommunication providers. These services are required prior to underground excavation and are influenced by overall economic activity, including construction activity. The goodwill balance of this reporting unit may have an increased likelihood of impairment if a downturn in customer demand were to occur, or if the reporting unit were not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook for this reporting unit may result in changes to other valuation assumptions.

As of October 26, 2013, the Company believes the goodwill and indefinite-lived intangible asset is recoverable for all of its reporting units; however, there can be no assurances that the goodwill and indefinite-lived intangible asset will not be impaired in future periods.

Intangible Assets

The Company's intangible assets consist of the following:

	Weighted Average Remaining Useful Lives	October 26, 2013	July 27, 2013
	(Years)	(Dollars in thousands)
Carrying amount:
Customer relationships	12.1	$164,394	$164,497
Contract backlog	2.3	15,285	15,285
Trade names	4.8	8,200	8,200
UtiliQuest trade name	—	4,700	4,700
Non-compete agreements	4.1	400	400
		192,979	193,082
Accumulated amortization:
Customer relationships		59,454	56,219
Contract backlog		11,006	9,433
Trade names		2,394	2,071
Non-compete agreements		104	84
Net Intangible Assets		$120,021	$125,275

Amortization of the Company's intangible assets of customer relationships and contract backlog is recognized on an accelerated basis as a function of the expected economic benefit. As a result, the weighted average remaining useful lives for these intangible assets is not representative of the average period in which the amortization expense will be recognized. Amortization for the Company's other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible asset. Amortization expense for finite-lived intangible assets for the three months ended October 26, 2013 and October 27, 2012 was $5.2 million and $1.6 million, respectively.

Estimated total amortization expense for the remainder of fiscal 2014 and each of the five succeeding fiscal years is as follows:

Period	Amount
(Dollars in thousands)
Nine months ending July 26, 2014	$12,963
2015	$15,027
2016	$14,276
2017	$12,885
2018	$10,697
2019	$8,395
Thereafter	$41,078

As of October 26, 2013, the Company believes that the carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets may be impaired.

8. Accrued Insurance Claims

The Company retains the risk of loss, up to certain limits, for claims relating to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. With respect to losses occurring in fiscal 2014, the Company retains the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability and workers’ compensation. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in three states in which the Company participates in a state-sponsored insurance fund. Aggregate stop loss coverage for automobile liability, general liability and workers’ compensation claims is $56.3 million for fiscal 2014. The risk of loss for insured claims of the Acquired Subsidiaries outstanding, or incurred but not reported, as of the date of acquisition has been retained by Quanta Services, Inc.

The Company is party to a stop-loss agreement for losses under its employee health plan. The Company retains the risk of loss, on an annual basis, of the first $250,000 of claims per participant. In addition, the Company retains the risk of loss for the first $550,000 of claim amounts that aggregate across all participants having claims that exceed $250,000.

Accrued insurance claims consist of the following:

	October 26, 2013	July 27, 2013
	(Dollars in thousands)
Amounts expected to be paid within one year:
Accrued auto, general liability and workers' compensation	$20,824	$19,328
Accrued employee group health	3,596	3,710
Accrued damage claims	7,108	6,031
	31,528	29,069
Amounts expected to be paid beyond one year:
Accrued auto, general liability and workers' compensation	27,877	25,245
Accrued damage claims	2,237	2,005
	30,114	27,250
Total accrued insurance claims	$61,642	$56,319

9. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	October 26, 2013	July 27, 2013
	(Dollars in thousands)
Accrued payroll and related taxes	$20,616	$19,940
Accrued employee benefit and incentive plan costs	9,483	15,325
Accrued construction costs	22,001	20,883
Accrued interest and related bank fees	5,883	937
Other current liabilities	21,470	14,106
Total other accrued liabilities	$79,453	$71,191

Other current liabilities within the above table includes income taxes payable of $9.1 million and $2.3 million as of October 26, 2013 and July 27, 2013, respectively.

10. Debt

The Company’s outstanding indebtedness consists of the following:

	October 26, 2013	July 27, 2013
	(Dollars in thousands)
Borrowings on senior Credit Agreement (matures December 2017)	$83,000	$49,000
Senior Credit Agreement Term Loan (matures December 2017)	120,313	121,875
7.125% senior subordinated notes (matures January 2021)	277,500	277,500
Long-term debt premium on 7.125% senior subordinated notes (amortizes to interest expense through January 2021)	3,516	3,607
	484,329	451,982
Less: current portion	(8,594)	(7,813)
Long-term debt	$475,735	$444,169

Senior Subordinated Notes Due 2021

On October 26, 2013 and July 27, 2013, Dycom Investments, Inc. (the "Issuer"), a wholly-owned subsidiary of the Company, had outstanding an aggregate principal amount of $277.5 million of 7.125% senior subordinated notes due 2021 that were issued under an indenture dated January 21, 2011 (the "Indenture"). In addition, a debt premium of $3.5 million and $3.6 million existed as of October 26, 2013 and July 27, 2013, respectively. The debt premium was recognized upon the December 2012 issuance of $90.0 million in aggregate principal amount of the 7.125% senior subordinated notes at 104.25% of the principal amount. The net proceeds of this $90.0 million issuance were used to repay a portion of the borrowings under the Company's credit facility. Holders of all $277.5 million aggregate principal amount of the 2021 Notes vote as one series under the Indenture.

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

The Company determined that the fair value of the 2021 Notes as of October 26, 2013 was approximately $293.8 million, based on quoted market prices, compared to a $281.0 million carrying value (including the debt premium of $3.5 million). As of July 27, 2013, the fair value of the 2021 Notes was $292.4 million compared to a carrying value of $281.1 million (including the debt premium of $3.6 million).

Senior Credit Agreement

Dycom Industries, Inc. and certain of its subsidiaries are party to a credit agreement with various lenders (the "Credit Agreement") which matures in December 2017. The Credit Agreement provides for a $125 million term loan (the "Term Loan") and a $275 million revolving facility. The Credit Agreement contains a sublimit of $150 million for the issuance of letters of credit. Subject to certain conditions, the Credit Agreement provides for the ability to enter into one or more incremental facilities, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans, in an aggregate amount not to exceed $100 million. Borrowings under the Credit Agreement are guaranteed by substantially all of Dycom's subsidiaries and secured by the stock of each wholly-owned, domestic subsidiary (subject to specified exceptions) and can be used to refinance certain indebtedness, to provide general working capital, and for other general corporate purposes.

The Company had outstanding borrowings under the Credit Agreement of $83.0 million and $49.0 million as of October 26, 2013 and July 27, 2013, respectively. Borrowings under the Credit Agreement accrued interest at a weighted average rate of approximately 2.38% per annum and 2.19% per annum as of October 26, 2013 and July 27, 2013, respectively. As of October 26, 2013 and July 27, 2013, the Company had $120.3 million and $121.9 million, respectively, of outstanding principal amount under the Term Loan, which accrued interest at 2.17% and 2.19% per annum, respectively. The Term Loan is subject to principal amortization payable in equal quarterly installments.

Standby letters of credit of approximately $49.7 million and $46.7 million were outstanding under the Credit Agreement as of October 26, 2013 and July 27, 2013, respectively. The outstanding letters of credit are issued as part of the Company's insurance program. Interest on outstanding standby letters of credit accrued at 2.0% per annum at both October 26, 2013 and July 27, 2013, respectively. Unutilized commitments were at rates per annum of 0.35% at both October 26, 2013 and July 27, 2013.

At October 26, 2013 and July 27, 2013, the Company was in compliance with the financial covenants of the Credit Agreement and had additional borrowing availability of $142.3 million and $179.3 million, respectively, as determined by the most restrictive covenants of the Credit Agreement.

11. Income Taxes

The Company accounts for income taxes under the asset and liability method. This approach recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their carrying amounts in the financial statements. The Company’s effective income tax rate differs from the statutory rate for the tax jurisdictions in which it operates primarily as the result of the impact of non-deductible and non-taxable items and tax credits recognized in relation to pre-tax results. Measurement of certain aspects of the Company’s tax positions are based on interpretations of tax regulations, federal and state case law and applicable statutes.

The Company files income tax returns in the U.S. federal jurisdiction, multiple state jurisdictions and in Canada. With limited exceptions, the Company is no longer subject to U.S. federal and most state and local income tax examinations for fiscal years ended 2009 and prior. The Company believes its provision for income taxes is adequate; however, any assessment would affect the Company’s results of operations and cash flows.

At both October 26, 2013 and July 27, 2013, the Company had total unrecognized tax benefits of $2.3 million which would reduce the Company’s effective tax rate during future periods if it is subsequently determined that those liabilities were not required. The Company had approximately $0.8 million accrued for the payment of interest and penalties at both October 26, 2013 and July 27, 2013. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses. Interest expense related to unrecognized tax benefits was immaterial for the three months ended October 26, 2013 and October 27, 2012.

12. Other Income, Net

The components of other income, net, are as follows:

	For the Three Months Ended
	October 26, 2013	October 27, 2012
	(Dollars in thousands)
Gain on sale of fixed assets	$1,865	$1,581
Miscellaneous income, net	147	33
Total other income, net	$2,012	$1,614

13. Multi-Employer Benefit Plans

Certain of the Company's subsidiaries, including certain of the Acquired Subsidiaries, participate in multi-employer benefit pension plans under the terms of collective-bargaining agreements. The Company's contributions were $0.8 million and $0.7 million during the three months ended October 26, 2013 and October 27, 2012, respectively. The increase in contributions during the three months ended October 26, 2013 is related to contributions from the Acquired Subsidiaries. The risks of participating in a multi-employer defined benefit pension plan are different from single-employer plans in the following aspects: (a) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of any other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may become obligations of the remaining participating employers; and (c) if the Company chooses to stop participating in the multi-employer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability. The Company has not incurred withdrawal liabilities related to the plans as of October 26, 2013 or July 27, 2013.
14. Capital Stock

On August 27, 2013, the Board of Directors authorized $40.0 million to repurchase shares of the Company's outstanding common stock over the subsequent eighteen months in open market or private transactions. No shares were repurchased during the first quarter of fiscal 2014. As of October 26, 2013, the full $40.0 million authorization remained available for repurchases through February 2015. Pursuant to a previous repurchase authorization, the Company made the following repurchases:

Three Months Ended	Number of Shares Repurchased	Total Consideration (Dollars in thousands)	Average Price Per Share
Fiscal 2012	597,700	$12,960	$21.68
Fiscal 2013	1,047,000	$15,203	$14.52

All shares repurchased have been canceled.

15. Stock-Based Awards

The Company has certain stock-based compensation plans which provide for the grants of equity awards, including stock options, restricted shares, performance shares, restricted share units, performance share units, and stock appreciation rights.

Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the condensed consolidated statements of operations. Stock-based compensation expense and the related tax benefit recognized related to stock options and restricted share units during the three months ended October 26, 2013 and October 27, 2012 were as follows:

	For the Three Months Ended
	October 26, 2013	October 27, 2012
	(Dollars in thousands)
Stock-based compensation	$3,506	$2,266
Tax benefit recognized in the statement of operations	$1,299	$765

Compensation expense previously recognized with respect to performance share units will be reversed to the extent that performance goals are not met. As of October 26, 2013, unrecognized compensation expense related to stock options, time-based restricted share units ("RSUs") and target performance share units ("Performance RSUs") was $4.3 million, $6.1 million and $7.9 million, respectively. This expense will be recognized over a weighted-average period of 1.9 years, 2.9 years and 1.5 years, respectively, which is based on the average remaining service periods of the awards. As of October 26, 2013, the Company may recognize an additional $8.2 million in compensation expense related to Performance RSUs if the maximum amount of restricted share units are earned based on certain performance goals being met.

Stock Options - The following table summarizes stock option award activity during the three months ended October 26, 2013:

	Stock Options
	Shares	Weighted Average Exercise Price

Outstanding as of July 27, 2013	2,769,132	$18.27
Options exercised	(454,216)	$22.29
Outstanding as of October 26, 2013	2,314,916	$17.48

Exercisable options as of October 26, 2013	1,424,099	$19.70

RSUs and Performance RSUs - The following table summarizes RSU and Performance RSU activity during the three months ended October 26, 2013:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price

Outstanding as of July 27, 2013	463,318	$17.78	1,315,138	$18.44
Granted	1,035	$25.99	65,154	$30.55
Share units vested	(1,035)	$25.99	(43,979)	$14.75
Forfeited or canceled	—	$—	(265,461)	$18.36
Outstanding as of October 26, 2013	463,318	$17.78	1,070,852	$19.35

The granted Performance RSUs in the above table is comprised of 32,577 target shares and 32,577 supplemental shares. Approximately 265,000 Performance RSUs outstanding as of July 27, 2013 were canceled during the three months ended October 26, 2013 as a result of the fiscal 2013 performance criteria for attaining supplemental shares not being met. The total amount of Performance RSUs outstanding as of October 26, 2013 is comprised of 646,167 target shares and 424,685 supplemental shares.

16. Related Party Transactions

The Company leases administrative offices from entities related to officers of certain of the Company’s subsidiaries. The total expense under these arrangements for the three months ended October 26, 2013 and October 27, 2012 was $0.6 million and $0.3 million, respectively. Amounts paid for subcontracting services to entities related to officers of certain of the Company’s subsidiaries were immaterial during the three months ended October 26, 2013 and October 27, 2012.

17. Commitments and Contingencies

In October 2012, a former employee of UtiliQuest, LLC ("UtiliQuest"), a wholly-owned subsidiary of the Company, commenced a lawsuit against UtiliQuest in the Superior Court of California. The lawsuit alleges that UtiliQuest violated the California Labor Code, the California Business & Professions Code and the Labor Code Private Attorneys General Act of 2004 by failing to pay for all hours worked (including overtime) and failing to provide meal breaks and accurate wage statements. The plaintiff seeks unspecified damages and other relief on behalf of himself and a putative class of current and former employees of UtiliQuest who worked as locators in the State of California in the four years preceding the filing date of the lawsuit. In January 2013, UtiliQuest removed the case to the United States District Court for the Northern District of California and the plaintiff subsequently filed a Motion to Remand the case back to the California Superior Court. In April 2013, the parties exchanged initial disclosures and in July 2013, the District Court granted plaintiff's Motion to Remand. UtiliQuest filed its second removal of the case to the District Court in October 2013, and plaintiff is again seeking remand back to state court. UtiliQuest also filed a Motion for Summary Judgment in October 2013, the decision on which has been stayed by the District Court until it rules on plaintiff’s Motion to Remand. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. The Company intends to vigorously defend itself against this lawsuit.

From time to time, the Company and its subsidiaries are parties to various other claims and legal proceedings. It is the opinion of management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on its financial statements.

As part of the Company's insurance program, it retains the risk of loss, up to certain limits, for claims related to automobile liability, general liability, workers' compensation, employee group health, and locate damages, and the Company has established reserves that it believes to be adequate based on current evaluations and experience with these types of claims. For these claims, the effect on the Company's financial statements is generally limited to the amount needed to satisfy insurance deductibles or retentions.

Performance Bonds and Guarantees

The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of October 26, 2013 and July 27, 2013, the Company had $435.3 million and $446.5 million of outstanding performance and other surety contract bonds, respectively. No events have occurred in which the customers have exercised their rights under the bonds.

The Company has periodically guaranteed certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit

The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize the Company’s obligations to its insurance carriers in connection with the settlement of potential claims. As of October 26, 2013 and July 27, 2013, the Company had $49.7 million and $46.7 million, respectively, of outstanding standby letters of credit issued under the Credit Agreement.

18. Concentration of Credit Risk

The Company’s customer base is highly concentrated, with its top five customers in each of the three months ended October 26, 2013 and October 27, 2012, accounting for approximately 57.2% and 59.6% of its total revenues, respectively. Revenues from four of the top five customers exceeded 10% of total revenue during the three months ended October 26, 2013 or October 27, 2012:

	For the Three Months Ended
	October 26, 2013	October 27, 2012
AT&T Inc. ("AT&T")	17.5%	13.5%
CenturyLink, Inc. ("CenturyLink")	15.5%	13.7%
Comcast Corporation ("Comcast")	10.5%	12.7%
Verizon Communications, Inc. ("Verizon")	8.4%	10.2%

The Company believes that none of its significant customers was experiencing financial difficulties that would materially impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of October 26, 2013. Customers representing 10% or more of combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings as of October 26, 2013 or July 27, 2013 had the following outstanding balances and the related percentage of the Company’s total outstanding balances:

	October 26, 2013		July 27, 2013
	Amount	% of Total	Amount	% of Total
		(Dollars in millions)
AT&T	$69.0	13.1%	$57.4	12.6%
CenturyLink	$66.5	12.6%	$62.6	13.7%
Verizon	$54.8	10.4%	$33.4	7.3%
Windstream Corporation	$51.4	9.8%	$59.4	13.0%

19. Supplemental Consolidating Financial Statements

As of October 26, 2013 and July 27, 2013, the outstanding aggregate principal amount of the 2021 Notes was $277.5 million. The 2021 Notes were issued by Dycom Investments, Inc., a wholly-owned subsidiary of the Company. The following consolidating financial statements present, in separate columns, financial information for (i) Dycom Industries, Inc. ("Parent") on a parent only basis, (ii) Dycom Investments, Inc. (the "Issuer"), (iii) the guarantor subsidiaries for the 2021 Notes on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. Intercompany charges (income) between the Parent and subsidiaries are recognized in the consolidating financial statements during the period incurred and the settlement of intercompany balances is reflected in the consolidating statement of cash flows based on the nature of the underlying transactions.

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) OCTOBER 26, 2013

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$13,631	$763	$—	$14,394
Accounts receivable, net	—	—	303,178	1,234	—	304,412
Costs and estimated earnings in excess of billings	—	—	218,997	2,113	—	221,110
Inventories	—	—	39,273	—	—	39,273
Deferred tax assets, net	2,434	—	16,573	96	(1,385)	17,718
Income taxes receivable	2,231	—	—	—	—	2,231
Other current assets	8,446	55	7,189	502	—	16,192
Total current assets	13,111	55	598,841	4,708	(1,385)	615,330

PROPERTY AND EQUIPMENT, NET	14,666	—	173,353	15,897	—	203,916
GOODWILL	—	—	267,810	—	—	267,810
INTANGIBLE ASSETS, NET	—	—	120,021	—	—	120,021
DEFERRED TAX ASSETS, NET NON-CURRENT	84	—	4,224	162	(4,470)	—
INVESTMENT IN SUBSIDIARIES	788,300	1,494,353	—	—	(2,282,653)	—
INTERCOMPANY RECEIVABLES	—	—	571,013	—	(571,013)	—
OTHER	8,883	6,153	2,073	90	—	17,199
TOTAL NON-CURRENT ASSETS	811,933	1,500,506	1,138,494	16,149	(2,858,136)	608,946
TOTAL ASSETS	$825,044	$1,500,561	$1,737,335	$20,857	$(2,859,521)	$1,224,276

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,639	$—	$64,623	$664	$—	$68,926
Current portion of debt	8,594	—	—	—	—	8,594
Billings in excess of costs and estimated earnings	—	—	13,347	—	—	13,347
Accrued insurance claims	618	—	30,829	81	—	31,528
Deferred tax liabilities	—	155	89	1,141	(1,385)	—
Other accrued liabilities	15,986	5,560	56,596	1,311	—	79,453
Total current liabilities	28,837	5,715	165,484	3,197	(1,385)	201,848

LONG-TERM DEBT	194,719	281,016	—	—	—	475,735
ACCRUED INSURANCE CLAIMS	738	—	29,290	86	—	30,114
DEFERRED TAX LIABILITIES, NET NON-CURRENT	—	427	53,119	527	(4,470)	49,603
INTERCOMPANY PAYABLES	136,610	425,103	—	9,300	(571,013)	—
OTHER LIABILITIES	3,156	—	2,832	4	—	5,992
Total liabilities	364,060	712,261	250,725	13,114	(576,868)	763,292
Total stockholders' equity	460,984	788,300	1,486,610	7,743	(2,282,653)	460,984
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$825,044	$1,500,561	$1,737,335	$20,857	$(2,859,521)	$1,224,276

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET JULY 27, 2013

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$18,166	$441	$—	$18,607
Accounts receivable, net	—	—	249,533	2,669	—	252,202
Costs and estimated earnings in excess of billings	—	—	202,651	1,698	—	204,349
Inventories	—	—	35,999	—	—	35,999
Deferred tax assets, net	2,285	—	15,873	121	(1,426)	16,853
Income taxes receivable	2,516	—	—	—	—	2,516
Other current assets	2,563	10	7,583	452	—	10,608
Total current assets	7,364	10	529,805	5,381	(1,426)	541,134

PROPERTY AND EQUIPMENT, NET	13,779	—	173,254	15,670	—	202,703
GOODWILL	—	—	267,810	—	—	267,810
INTANGIBLE ASSETS, NET	—	—	125,275	—	—	125,275
DEFERRED TAX ASSETS, NET NON-CURRENT	691	—	4,104	66	(4,861)	—
INVESTMENT IN SUBSIDIARIES	769,639	1,472,559	—	—	(2,242,198)	—
INTERCOMPANY RECEIVABLES	—	—	618,524	—	(618,524)	—
OTHER	8,739	6,331	2,133	83	—	17,286
TOTAL NON-CURRENT ASSETS	792,848	1,478,890	1,191,100	15,819	(2,865,583)	613,074
TOTAL ASSETS	$800,212	$1,478,900	$1,720,905	$21,200	$(2,867,009)	$1,154,208

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,042	$—	$75,012	$900	$—	$77,954
Current portion of debt	7,813	—	—	—	—	7,813
Billings in excess of costs and estimated earnings	—	—	13,788	—	—	13,788
Accrued insurance claims	619	—	28,342	108	—	29,069
Deferred tax liabilities	—	155	140	1,131	(1,426)	—
Other accrued liabilities	9,151	1,321	59,374	1,345	—	71,191
Total current liabilities	19,625	1,476	176,656	3,484	(1,426)	199,815

LONG-TERM DEBT	163,062	281,107	—	—	—	444,169
ACCRUED INSURANCE CLAIMS	726	—	26,426	98	—	27,250
DEFERRED TAX LIABILITIES, NET NON-CURRENT	—	427	52,436	610	(4,861)	48,612
INTERCOMPANY PAYABLES	185,296	426,251	—	6,977	(618,524)	—
OTHER LIABILITIES	3,142	—	2,855	4	—	6,001
Total liabilities	371,851	709,261	258,373	11,173	(624,811)	725,847
Total stockholders' equity	428,361	769,639	1,462,532	10,027	(2,242,198)	428,361
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$800,212	$1,478,900	$1,720,905	$21,200	$(2,867,009)	$1,154,208

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED OCTOBER 26, 2013

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$509,430	$3,290	$—	$512,720

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	407,695	2,424	—	410,119
General and administrative	11,237	226	28,945	2,667	—	43,075
Depreciation and amortization	854	—	21,621	1,077	—	23,552
Intercompany charges (income), net	(13,976)	—	14,110	(134)	—	—
Total	(1,885)	226	472,371	6,034	—	476,746

Interest expense, net	(1,888)	(4,994)	(4)	—	—	(6,886)
Other income, net	3	—	1,945	64	—	2,012

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	(5,220)	39,000	(2,680)	—	31,100

PROVISION (BENEFIT) FOR INCOME TAXES	—	(2,087)	15,600	(1,073)	—	12,440

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(3,133)	23,400	(1,607)	—	18,660

EQUITY IN EARNINGS OF SUBSIDIARIES	18,660	21,793	—	—	(40,453)	—

NET INCOME (LOSS)	$18,660	$18,660	$23,400	$(1,607)	$(40,453)	$18,660

Foreign currency translation loss	(60)	(60)	—	(60)	120	(60)
COMPREHENSIVE INCOME (LOSS)	$18,600	$18,600	$23,400	$(1,667)	$(40,333)	$18,600

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED OCTOBER 27, 2012

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$319,025	$4,261	$—	$323,286

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	253,544	3,522	—	257,066
General and administrative	8,409	146	17,616	2,653	—	28,824
Depreciation and amortization	740	—	13,286	1,285	—	15,311
Intercompany charges (income), net	(9,925)	—	10,272	(347)	—	—
Total	(776)	146	294,718	7,113	—	301,201

Interest income (expense), net	(776)	(3,420)	(1)	—	—	(4,197)
Other income, net	—	—	1,565	49	—	1,614

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	(3,566)	25,871	(2,803)	—	19,502

PROVISION (BENEFIT) FOR INCOME TAXES	—	(1,397)	10,136	(1,098)	—	7,641

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(2,169)	15,735	(1,705)	—	11,861

EQUITY IN EARNINGS OF SUBSIDIARIES	11,861	14,030	—	—	(25,891)	—

NET INCOME (LOSS)	$11,861	$11,861	$15,735	$(1,705)	$(25,891)	$11,861

Foreign currency translation gain	2	2	—	2	(4)	2
COMPREHENSIVE INCOME (LOSS)	$11,863	$11,863	$15,735	$(1,703)	$(25,895)	$11,863

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED OCTOBER 26, 2013

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
Net cash (used in) provided by operating activities	$(2,905)	$1,835	$(17,351)	$(272)	$—	$(18,693)

Cash flows from investing activities:
Capital expenditures	(1,680)	—	(27,042)	(1,566)	—	(30,288)
Proceeds from sale of assets	—	—	2,422	43	—	2,465
Changes in restricted cash	(305)	—	—	—	—	(305)
Net cash (used in) investing activities	(1,985)	—	(24,620)	(1,523)	—	(28,128)

Cash flows from financing activities:
Proceeds from borrowings on senior Credit Agreement	164,000	—	—	—	—	164,000
Principal payments on senior Credit Agreement, including Term Loan	(131,563)	—	—	—	—	(131,563)
Exercise of stock options	10,124	—	—	—	—	10,124
Restricted stock tax withholdings	(609)	—	—	—	—	(609)
Excess tax benefit from share-based awards	656	—	—	—	—	656
Intercompany funding	(37,718)	(1,835)	37,436	2,117	—	—
Net cash provided by (used in) financing activities	4,890	(1,835)	37,436	2,117	—	42,608

Net (decrease) increase in cash and equivalents	—	—	(4,535)	322	—	(4,213)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	18,166	441	—	18,607

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$13,631	$763	$—	$14,394

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED OCTOBER 27, 2012

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(2,961)	$1,260	$30,527	$(1,110)	$—	$27,716

Cash flows from investing activities:
Capital expenditures	(2,026)	—	(9,196)	(1,301)	—	(12,523)
Proceeds from sale of assets	—	—	1,958	48	—	2,006
Net cash used in investing activities	(2,026)	—	(7,238)	(1,253)	—	(10,517)

Cash flows from financing activities:
Repurchases of common stock	(15,203)	—	—	—	—	(15,203)
Exercise of stock options and other	166	—	—	—	—	166
Restricted stock tax withholdings	(62)	—	—	—	—	(62)
Excess tax benefit from share-based awards	64	—	—	—	—	64
Principal payments on capital lease obligations	—	—	(19)	—	—	(19)
Intercompany funding	20,022	(1,260)	(20,737)	1,975	—	—
Net cash provided by (used in) financing activities	4,987	(1,260)	(20,756)	1,975	—	(15,054)

Net increase (decrease) in cash and equivalents	—	—	2,533	(388)	—	2,145

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	51,563	1,018	—	52,581

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$54,096	$630	$—	$54,726

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended July 27, 2013. Our Annual Report on Form 10-K for the year ended July 27, 2013 was filed with the Securities and Exchange Commission (“SEC”) on September 13, 2013 and is available on the SEC's website at www.sec.gov and on our website at www.dycomind.com.

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

You should not consider forward-looking statements as guaranteeing future performance or results. They will not necessarily indicate accurately whether such performance or results will be achieved or at what time. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief at that time with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences include, but are not limited to:

•	anticipated outcomes of contingent events, including litigation;

•	projections of revenues, income or loss, or capital expenditures;

•	determinations as to whether the carrying value of our assets is impaired;

•	expected benefits and synergies of businesses acquired, including those acquired in fiscal 2013, and future opportunities for the combined businesses;

•	plans for future operations, growth and acquisitions, dispositions, or financial needs;

•	financing availability;

•	outcomes of our plans for future operations, growth and services, including contract backlog;

•	restrictions imposed by our credit agreement and the indenture governing our senior subordinated notes;

•	use of our cash flow to service our debt;

•	future economic conditions and trends in the industries we serve;

•	assumptions relating to any of the foregoing;

and other factors discussed within Item 1, Business, Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K, filed with the SEC on September 13, 2013 and other risks outlined in our periodic filings with the SEC. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement. Our forward-looking statements are only made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update these forward-looking statements to reflect new information, or events or circumstances arising after such date.

Overview

We are a leading provider of specialty contracting services throughout the United States and in Canada. These services include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. For the three months ended October 26, 2013, the percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 87.8%, 7.1%, and 5.1%, respectively.

Our revenues, which are earned by our subsidiaries, may fluctuate as a result of changes in the capital expenditure and maintenance budgets of our customers, changes in the general level of construction activity, as well as overall economic conditions. The capital expenditures and maintenance budgets of our telecommunications customers may be impacted by consumer and business demands on telecommunications providers, the introduction of new communication technologies, the physical maintenance needs of their infrastructure, the actions of our government and the Federal Communications Commission, and general economic conditions.

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

The following table summarizes our revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	For the Three Months Ended
	October 26, 2013	October 27, 2012
Multi-year master service agreements	64.1%	69.9%
Other long-term contracts	14.0	9.1
Total long-term contracts	78.1%	79.0%

The percentage of revenue from long-term contracts varies from period to period depending on the mix of work performed under our contracts.

A significant portion of our revenue is derived from several large customers. The percentage of total revenue from those customers who contributed at least 2.5% of our total revenue in the three months ended October 26, 2013 or October 27, 2012 is presented below:

	For the Three Months Ended
	October 26, 2013	October 27, 2012
AT&T Inc.	17.5%	13.5%
CenturyLink, Inc.	15.5%	13.7%
Comcast Corporation	10.5%	12.7%
Verizon Communications Inc.	8.4%	10.2%
Time Warner Cable Inc.	5.3%	5.0%
Windstream Corporation	5.0%	9.4%
Charter Communications, Inc.	4.5%	6.8%

Cost of earned revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by independent subcontractors, operation of capital equipment (excluding depreciation and amortization), direct materials, insurance claims and other direct costs. For insurance claims, we retain the risk of loss, up to certain limits, related to automobile liability, general liability, workers' compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our underground facility locating services. A change in claims experience or actuarial assumptions related to these risks could materially affect our results of operations.

General and administrative expenses primarily consist of employee compensation and related expenses, including stock-based compensation, legal, consulting and professional fees, information technology and development costs, provision for or recoveries of bad debt expense, and other costs that are not directly related to the provision of our services under customer contracts. Additionally, we recognized approximately $1.5 million of integration costs during the three months ended October 26, 2013 and approximately $0.7 million of acquisition costs during the three months ended October 27, 2012, in connection with the acquisition of the Acquired Subsidiaries in fiscal 2013, which are included within general and administrative expenses.

Our senior management, including the senior managers of our subsidiaries, perform substantially all of our sales and marketing functions as part of their management responsibilities. Accordingly, we have not incurred material sales and marketing expenses. Information technology and development costs included in general and administrative expenses are primarily incurred to support and to enhance our operating efficiency. To protect our rights, we have filed for patents on certain of our innovations.

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and costs and estimated earnings in excess of billings. Cash and equivalents primarily include balances on deposit with banks. We maintain substantially all of our cash and equivalents at financial institutions we believe to be of high credit quality. To date we have not experienced any loss or lack of access to cash in our operating accounts.

We grant credit under normal payment terms, generally without collateral, to our customers. These customers primarily consist of telephone companies, cable television multiple system operators and electric and gas utilities. With respect to a portion of the services provided to these customers, we have certain statutory lien rights which may, in certain circumstances, enhance our collection efforts. Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks. These risks may be heightened as a result of economic uncertainty and market volatility. In the past, some of our customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose us to increased risks related to the collectability of amounts due for services performed. We believe that none of our significant customers was experiencing financial difficulties that would materially impact the collectability of our trade accounts receivable and costs in excess of billings as of October 26, 2013.

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

On December 3, 2012, we acquired substantially all of the telecommunications infrastructure services subsidiaries (the "Acquired Subsidiaries") of Quanta Services, Inc. for the sum of $275.0 million in cash, an adjustment of approximately $40.4 million for working capital received in excess of a target amount, and approximately $3.7 million for other specified items. The acquisition was funded through a combination of borrowings under a new $400 million credit facility and cash on hand. On December 12, 2012, our wholly-owned subsidiary, Dycom Investments, Inc., issued and additional $90.0 million of 7.125% senior subordinated notes due 2021 and used the net proceeds to repay approximately $90.0 million of the credit facility borrowings.

The Acquired Subsidiaries provide specialty contracting services, including engineering, construction, maintenance and installation services to telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. Principal business facilities are located in Arizona, California, Florida, Georgia, Minnesota, New York, Pennsylvania, and Washington. On a combined basis, our businesses serve hundreds of individual customers through operation in all 50 states, the District of Columbia, and in Canada.

During the fourth quarter of fiscal 2013, we acquired Sage Telecommunications Corp of Colorado, LLC ("Sage"). Sage provides telecommunications construction and project management services primarily for cable operators in the Western United States. Additionally, during the fourth quarter of fiscal 2013 we acquired certain assets of a tower construction and maintenance company.

The purchase prices of the businesses acquired have been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their fair values on the respective dates of acquisition. Purchase price in excess of fair value of the separately identifiable assets acquired and the liabilities assumed have been allocated to goodwill. Purchase price allocations are based on information regarding the fair value of assets acquired and liabilities assumed as of the dates of acquisition. We determined the fair values used in the purchase price allocation for intangible assets based on historical data, estimated discounted future cash flows, contract backlog amounts, if applicable, and expected royalty rates for trademarks and trade names as well as certain other assumptions. For the Acquired Subsidiaries, the fair values used in the purchase price allocation for intangible assets were determined with the assistance of an independent valuation specialist. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. The allocation of the purchase price of the Acquired Subsidiaries was completed during the fourth quarter of fiscal 2013. Purchase price allocations of businesses acquired during the fourth quarter of fiscal 2013 are preliminary and are expected to be completed during fiscal 2014 when the valuations for intangible assets and other amounts are finalized. Additional information, which existed as of the acquisition dates but was unknown by us, may become known to us during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. Adjustments in the purchase price allocations may require an adjustment of the amounts allocated to goodwill.

Legal Proceedings

In October 2012, a former employee of UtiliQuest, LLC ("UtiliQuest"), a wholly-owned subsidiary of the Company, commenced a lawsuit against UtiliQuest in the Superior Court of California. The lawsuit alleges that UtiliQuest violated the California Labor Code, the California Business & Professions Code and the Labor Code Private Attorneys General Act of 2004 by failing to pay for all hours worked (including overtime) and failing to provide meal breaks and accurate wage statements. The plaintiff seeks unspecified damages and other relief on behalf of himself and a putative class of current and former employees of UtiliQuest who worked as locators in the State of California in the four years preceding the filing date of the lawsuit. In January 2013, UtiliQuest removed the case to the United States District Court for the Northern District of California and the plaintiff subsequently filed a Motion to Remand the case back to the California Superior Court. In April 2013, the parties exchanged initial disclosures and in July 2013, the District Court granted plaintiff's Motion to Remand. UtiliQuest filed its second removal of the case to the District Court in October 2013, and plaintiff is again seeking remand back to state court. UtiliQuest also filed a Motion for Summary Judgment in October 2013, the decision on which has been stayed by the District Court until it rules on plaintiff’s Motion to Remand. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. We intend to vigorously defend ourselves against this lawsuit.

From time to time, we and our subsidiaries are parties to various other claims and legal proceedings. It is the opinion of management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on our financial statements.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to recognition of revenue for costs and estimated earnings in excess of billings, accrued insurance claims, provision for income taxes, accruals for legal matters and other contingencies, the fair value of reporting units for goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, preliminary purchase price allocations of businesses acquired, stock-based compensation expense for performance-based stock awards, asset lives used in computing depreciation and amortization, and allowance for doubtful accounts. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no changes to our critical accounting policies and estimates in the three months ended October 26, 2013. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended July 27, 2013 for further information regarding our critical accounting policies and estimates.

Results of Operations

The Company uses a fiscal year ending on the last Saturday in July. On December 3, 2012, we acquired substantially all of the telecommunications infrastructure services subsidiaries of Quanta Services, Inc. Additionally, during the fourth quarter of fiscal 2013, the Company acquired Sage and certain assets of a tower construction and maintenance company. The businesses acquired in fiscal 2013 have been included in the condensed consolidated statements of operations since their respective dates of acquisition. The following table sets forth, as a percentage of revenues earned, our condensed consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	For the Three Months Ended
	October 26, 2013		October 27, 2012
	(Dollars in millions)
Revenues	$512.7	100.0%	$323.3	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	410.1	80.0	257.1	79.5
General and administrative	43.1	8.4	28.8	8.9
Depreciation and amortization	23.6	4.6	15.3	4.7
Total	476.7	93.0	301.2	93.2
Interest expense, net	(6.9)	(1.3)	(4.2)	(1.3)
Other income, net	2.0	0.4	1.6	0.5
Income before income taxes	31.1	6.1	19.5	6.0
Provision for income taxes	12.4	2.4	7.6	2.4
Net income	$18.7	3.6%	$11.9	3.7%

Revenues. The following table presents information regarding total revenues by type of customer for the three months ended October 26, 2013 and October 27, 2012 (totals may not add due to rounding):

	For the Three Months Ended
	October 26, 2013		October 27, 2012
	Revenue	% of Total	Revenue	% of Total	Increase	% Increase
	(Dollars in millions)
Telecommunications	$450.1	87.8%	$279.0	86.3%	$171.2	61.4%
Underground facility locating	36.5	7.1	32.9	10.2	3.7	11.1
Electric and gas utilities and other customers	26.1	5.1	11.4	3.5	14.6	127.6
Total contract revenues	$512.7	100.0%	$323.3	100.0%	$189.4	58.6%

Revenues increased $189.4 million, or 58.6%, during the three months ended October 26, 2013 as compared to the three months ended October 27, 2012. Of this increase, $157.1 million was generated by businesses acquired in fiscal 2013.

The following table presents total revenues by type of customer for the three months ended October 26, 2013 and October 27, 2012, excluding the amounts attributed to the businesses acquired.

	For the Three Months Ended
	October 26, 2013	October 27, 2012
	Revenue	Revenue	Increase	% Increase
	(Dollars in millions)
Telecommunications	$307.7	$279.0	$28.7	10.3%
Underground facility locating	35.9	32.9	3.0	9.2
Electric and gas utilities and other customers	12.0	11.4	0.6	5.5
	$355.6	$323.3	$32.3	10.0%
Revenues from businesses acquired in fiscal 2013	157.1	—	157.1	*
Total contract revenues	$512.7	$323.3	$189.4	58.6%
* Not meaningful.

Revenues from specialty construction services provided to telecommunications companies, excluding amounts attributed to businesses acquired in fiscal 2013, increased 10.3%, or $28.7 million, to $307.7 million during the three months ended October 26, 2013 compared to $279.0 million during the three months ended October 27, 2012. During the three months ended October 26, 2013, revenues increased approximately $38.4 million for a significant customer, including revenues derived from improvements to its wireless network. Additionally, revenues increased $10.2 million for services on a customer's network and $6.6 million for several leading cable multiple system operators for maintenance and construction services, including services to provision fiber to small and medium businesses as well as network upgrades. These increases were partially offset by a $13.1 million decline in revenue from services provided for a telephone company, including rural broadband services. Other telecommunications customers had net decreases in revenue of $13.4 million for the three months ended October 26, 2013 as compared to the three months ended October 27, 2012, primarily from lower rural broadband services. Included in these declines is a $13.4 million reduction in revenues for customers for stimulus work which is comprised of projects funded in part by the American Recovery and Reinvestment Act of 2009.

Revenues from underground facility locating customers, excluding amounts attributed to businesses acquired in fiscal 2013, increased 9.2%, to $35.9 million during the three months ended October 26, 2013 compared to $32.9 million during the three months ended October 27, 2012. The increase is primarily due to a new contract entered into during fiscal 2013.

Revenues from electric and gas utilities and other construction and maintenance customers, excluding amounts attributed to businesses acquired in fiscal 2013, increased to $12.0 million during the three months ended October 26, 2013 compared to $11.4 million during the three months ended October 27, 2012. The increase was primarily attributable to increases in work performed for several electric utilities.

Costs of Earned Revenues. Costs of earned revenues increased to $410.1 million during the three months ended October 26, 2013 compared to $257.1 million during the three months ended October 27, 2012. The increase was primarily due to a higher level of operations during the three months ended October 26, 2013, including costs of the businesses acquired in fiscal 2013. The primary components of the total increase was a $105.3 million aggregate increase in direct labor and independent subcontractor costs, a $22.2 million increase in direct material costs, a $8.1 million increase in equipment costs, and an aggregate $17.4 million increase in other direct costs.

Costs of earned revenues as a percentage of contract revenues increased 0.5% for the three months ended October 26, 2013 as compared to the three months ended October 27, 2012. Direct material costs as a percentage of total revenue increased 1.3% during the three months ended October 26, 2013 as compared to the prior year period as our mix of work included a higher level of projects where we provided materials to the customer. Additionally, equipment costs as a percentage of total revenue increased 0.7% during the three months ended October 26, 2013 as compared to the prior year period. Offsetting these increases, total labor and subcontractor costs decreased 0.8% and fuel costs decreased 0.4% as a percentage of total revenue as compared to the prior year period. Other direct costs decreased 0.3% as a percentage of total revenue primarily as a result of reduced claims related costs as compared to the three months ended October 27, 2012.

General and Administrative Expenses. General and administrative expenses increased to $43.1 million during the three months ended October 26, 2013 as compared to $28.8 million for the three months ended October 27, 2012. The increase in total general and administrative expenses for the three months ended October 26, 2013 resulted primarily from the general and administrative costs of the businesses acquired in fiscal 2013, including integration costs of $1.5 million. Included in general and administrative expenses during the three months ended October 27, 2012 is $0.7 million in acquisition related cost

s. Additionally, stock-based compensation increased to $3.5 million during the three months ended October 26, 2013 from $2.3 million during the three months ended October 27, 2012 due to increased performance-based restricted share unit expense as well as increases from stock-based awards granted to employees of the Acquired Subsidiaries. Other increases in general and administrative expenses were increased payroll expenses as a result of growth, increased incentive pay expenses from improved operations and higher professional fees.

General and administrative expenses as a percentage of contract revenues were 8.4% and 8.9% for the three months ended October 26, 2013 and October 27, 2012, respectively. The decrease in general and administrative expenses as a percentage of contract revenues is the result of improved operating leverage on our increased level of operations.

Depreciation and Amortization. Depreciation and amortization increased to $23.6 million during the three months ended October 26, 2013 from $15.3 million during the three months ended October 27, 2012. As a percentage of contract revenues during the current and prior year quarter, depreciation and amortization totaled 4.6% and 4.7%, respectively. The increase in depreciation and amortization expense for the three months ended October 26, 2013 is a result of the addition of fixed assets and amortizing intangibles relating to the businesses acquired during fiscal 2013. Amortization expense increased to $5.2 million during the three months ended October 26, 2013 from $1.6 million during the three months ended October 27, 2012. These increases were partially offset by certain fixed assets becoming fully depreciated in fiscal 2013.

Interest Expense, Net. Interest expense, net was $6.9 million and $4.2 million during the three months ended October 26, 2013 and October 27, 2012, respectively. The increase for the three months ended October 26, 2013 reflects higher debt balances outstanding during the current quarter primarily related to the financing of the purchase of the Acquired Subsidiaries. The additional interest cost on incremental debt was partially offset by lower cost of debt related to the replacement of our previous credit agreement during fiscal 2013.

Other Income, Net. Other income increased to $2.0 million during the three months ended October 26, 2013 from $1.6 million during the three months ended October 27, 2012. The increases in other income were primarily a function of the number of assets sold and prices obtained for those assets during the current and prior year periods.

Income Taxes. The following table presents our income tax expense and effective income tax rate for the three months ended October 26, 2013 and October 27, 2012:

	For the Three Months Ended
	October 26, 2013	October 27, 2012
	(Dollars in millions)
Income tax provision	$12.4	$7.6
Effective income tax rate	40.0%	39.2%

Our effective income tax rate differs from the statutory rates for the tax jurisdictions where we operate. Variations in our effective income tax rate for the three months ended October 26, 2013 and October 27, 2012 are primarily attributable to the impact of non-deductible and non-taxable items, disqualifying dispositions of incentive stock option exercises, and production-related tax credits recognized in relation to our pre-tax results during the period. Non-deductible and non-taxable items will generally have a reduced impact on the effective income tax rate in periods of greater pre-tax results. We had total unrecognized tax benefits of approximately $2.3 million at both October 26, 2013 and July 27, 2013 which would reduce our effective tax rate during the periods recognized if it is determined that those liabilities are no longer required.

Net Income. Net income was $18.7 million for the three months ended October 26, 2013 as compared to $11.9 million during the three months ended October 27, 2012.

Liquidity and Capital Resources

Capital requirements. Our sources of cash have been operating activities, long-term debt, equity offerings, stock option proceeds, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Working capital needs vary based on our level of operations and generally increase with higher levels of revenue. Our working capital requirements are also impacted by the time it takes to collect our accounts receivable for work performed for customers. Cash and equivalents totaled $14.4 million at October 26, 2013 compared to $18.6 million at July 27, 2013. Working capital (total current assets less total current liabilities) was $413.5 million at October 26, 2013 compared to $341.3 million at July 27, 2013.

Capital resources are primarily used to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. We periodically borrow from and repay our revolving credit facility depending on our cash requirements. Additionally, our capital requirements may increase to the extent we make acquisitions that involve consideration other than our stock or to the extent we buy back our common stock, repay revolving borrowings, or repurchase or call our senior subordinated notes. We have not paid cash dividends since 1982. Our board of directors regularly evaluates our dividend policy based on our financial condition, profitability, cash flow, capital requirements, and the outlook of our business. We currently intend to retain any earnings for use in the business, including for investment in acquisitions, and consequently we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Additionally, the indenture governing our senior subordinated notes contains covenants that restrict our ability to make certain payments, including the payment of dividends.

	For the Three Months Ended
	October 26, 2013	October 27, 2012
	(Dollars in millions)
Net cash flows:
(Used in) provided by operating activities	$(18.7)	$27.7
(Used in) investing activities	$(28.1)	$(10.5)
Provided by (used in) financing activities	$42.6	$(15.1)

Cash Used in Operating Activities. During the three months ended October 26, 2013, net cash used in operating activities was $18.7 million. Non-cash items during the three months ended October 26, 2013 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities used $62.6 million of operating cash flow during the three months ended October 26, 2013. The primary working capital uses of cash flow during the three months ended October 26, 2013 were increases in accounts receivable of $52.4 million and increases in net costs and estimated earnings in excess of billings of $17.2 million as a result of growth in operations. Net increases in other current and other non-current assets combined used $9.2 million of operating cash flow during the three months ended October 26, 2013 primarily for inventory and for prepaid costs that coincide with the beginning of our fiscal year. Working capital sources of operating cash flow during the three months ended October 26, 2013 were increases in accrued liabilities, insurance claims and other liabilities of $7.2 million. The net increase was primarily due to the timing of interest payments on our long-term debt and increased accrued insurance claims, partially offset by amounts paid for annual incentive compensation during October 2013. Other sources of operating cash flow during the three months ended October 26, 2013 were net increases in income tax payable and increases in accounts payable of $8.1 million and $0.9 million, respectively, due to the timing of payments.

Based on average daily revenue during the applicable quarter, days sales outstanding calculated for accounts receivable, net was 54 days as of October 26, 2013 compared to 43 days as of October 27, 2012. Days sales outstanding calculated for costs and estimated earnings in excess of billings, net of billings in excess of costs and estimated earnings, was 37 days as of October 26, 2013 compared to 33 days as of October 27, 2012. The change in days sales outstanding for accounts receivable resulted from growth in operations during the three months ended October 26, 2013 and other changes in customer mix compared to the three months ended October 27, 2012. We believe that none of our major customers was experiencing financial difficulties which would materially affect our cash flows or liquidity as of October 26, 2013.

During the three months ended October 27, 2012, net cash provided by operating activities was $27.7 million. Non-cash items during that period were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities provided $0.8 million of operating cash flow during the three months ended October 27, 2012. The primary working capital sources of cash flow during the three months ended October 27, 2012 were net income tax receivables used during the period and increases in income tax payables combined of $8.8 million and increases in accounts payable of $3.9 million. These increases were primarily attributable to higher operating levels and the timing of payments. Working capital changes that used operating cash flow during the three months ended October 27, 2012 were increases in other current and other non-current assets combined of $3.6 million, primarily for prepaid costs that coincide with the beginning of our fiscal year. Additionally, accounts receivables and net costs and estimated earnings in excess of billings used $3.2 million on a combined basis. We also used $5.1 million related to accrued liabilities and accrued insurance claims primarily as a result of amounts paid for annual incentive compensation during October 2012.

Cash Used in Investing Activities. Net cash used in investing activities was $28.1 million and $10.5 million during the three months ended October 26, 2013 and October 27, 2012, respectively. During the three months ended October 26, 2013 and

October 27, 2012, capital expenditures of $30.3 million and $12.5 million, respectively, were offset in part by proceeds from the sale of assets of $2.5 million and $2.0 million, respectively. Restricted cash, primarily related to funding provisions of our insurance program, increased $0.3 million during the three months ended October 26, 2013.

Cash Provided by Financing Activities. Net cash provided by financing activities was $42.6 million during the three months ended October 26, 2013 as compared to net cash used in financing activities of $15.1 million during the three months ended October 27, 2012. During the three months ended October 26, 2013, net revolving borrowings under our credit agreement were $34.0 million, partially offset by principal payments on our term loan of $1.6 million.

We received $10.1 million and $0.2 million from the exercise of stock options during the three months ended October 26, 2013 and October 27, 2012, respectively. In addition, we received excess tax benefits of $0.7 million and less than $0.1 million primarily from the exercises of stock options and vesting of restricted share units during the three months ended October 26, 2013 and October 27, 2012, respectively. During the three months ended October 27, 2012, we repurchased 1,047,000 shares of our common stock in open market transactions, at an average price of $14.52 per share, for approximately $15.2 million. Additionally, during the three months ended October 26, 2013 and October 27, 2012, we withheld shares of restricted units and paid $0.6 million and less than $0.1 million, respectively, for tax authorities in order to meet payroll tax withholdings obligations on restricted units that vested during those periods. We paid less than $0.1 million for principal payments on capital leases during the three months ended October 27, 2012.

Compliance with Credit Agreement and Indenture. We are party to a credit agreement with various lenders (the "Credit Agreement") which matures in December 2017. The Credit Agreement provides for a $125 million term loan (the "Term Loan") and a $275 million revolving facility. The Credit Agreement contains a sublimit of $150 million for the issuance of letters of credit. Subject to certain conditions, the Credit Agreement provides for the ability to enter into one or more incremental facilities, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans, in an aggregate amount not to exceed $100 million. Borrowings under the Credit Agreement are guaranteed by substantially all of our subsidiaries and secured by the stock of each wholly-owned, domestic subsidiary (subject to specified exceptions) and can be used to refinance certain indebtedness, to provide general working capital, and for other general corporate purposes.

We had outstanding borrowings under the Credit Agreement of $83.0 million and $49.0 million as of October 26, 2013 and July 27, 2013, respectively. Borrowings under the Credit Agreement accrued interest at a weighted average rate of approximately 2.38% per annum and 2.19% per annum as of October 26, 2013 and July 27, 2013, respectively. As of October 26, 2013 and July 27, 2013, we had $120.3 million and $121.9 million, respectively, of outstanding principal amount under the Term Loan, which accrued interest at 2.17% and 2.19% per annum, respectively. The Term Loan is subject to principal amortization payable in equal quarterly installments.

Standby letters of credit of approximately $49.7 million and $46.7 million were outstanding under the Credit Agreement as of October 26, 2013 and July 27, 2013, respectively. The outstanding letters of credit are issued as part of our insurance program. Interest on outstanding standby letters of credit accrued at 2.0% per annum at both October 26, 2013 and July 27, 2013, respectively. Unutilized commitments were at rates per annum of 0.35% at both October 26, 2013 and July 27, 2013.

At October 26, 2013 and July 27, 2013, we were in compliance with the financial covenants of the Credit Agreement and had additional borrowing availability of $142.3 million and $179.3 million, respectively, as determined by the most restrictive covenants of the Credit Agreement.

On October 26, 2013 and July 27, 2013, Dycom Investments, Inc., one of our subsidiaries, had outstanding an aggregate principal amount of $277.5 million of 7.125% senior subordinated notes due 2021 (the "2021 Notes") that were issued under an indenture dated January 21, 2011 (the "Indenture"). In addition, a debt premium of $3.5 million and $3.6 million existed as of October 26, 2013 and July 27, 2013, respectively. The debt premium was recognized upon the December 2012 issuance of $90.0 million in aggregate principal amount of the 7.125% senior subordinated notes at 104.25% of the principal amount. The net proceeds of this $90.0 million issuance and the debt premium were used to repay a portion of the borrowings under our credit facility. Holders of all $277.5 million aggregate principal amount of the 2021 Notes vote as one series under the Indenture.

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

Contractual Obligations. The following tables set forth our outstanding contractual obligations, including related party leases, as of October 26, 2013:

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
	(Dollars in thousands)
7.125% senior subordinated notes due 2021	$—	$—	$—	$277,500	$277,500
Credit Agreement – revolving borrowings	—	—	83,000	—	83,000
Credit Agreement – Term Loan	8,594	26,563	85,156	—	120,313
Fixed interest payments on long-term debt (a)	19,772	39,544	39,544	49,429	148,289
Operating lease obligations	14,968	17,411	5,448	1,600	39,427
Employment agreements	6,157	6,878	617	—	13,652
Purchase and other contractual obligations	14,080	—	—	—	14,080
Total	$63,571	$90,396	$213,765	$328,529	$696,261

(a) Includes interest payments on our $277.5 million in aggregate principal amount of 2021 Notes outstanding and excludes any interest payments on our variable rate debt. Variable rate debt as of October 26, 2013 was comprised of $120.3 million outstanding on our Term Loan and $83.0 million in outstanding revolving borrowings under our Credit Agreement.

Purchase and other contractual obligations in the table above primarily represent obligations under agreements to purchase undelivered vehicles and equipment. We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of October 26, 2013.

Our condensed consolidated balance sheet as of October 26, 2013 includes a long-term liability of approximately $30.1 million for accrued insurance claims. This liability has been excluded from the above table as the timing of any cash payments is uncertain. See Note 8, Accrued Insurance Claims, of the Notes to the Condensed Consolidated Financial Statements for additional information regarding our accrued insurance claims liability.

The liability for unrecognized tax benefits for uncertain tax positions was $2.3 million at both October 26, 2013 and July 27, 2013 and is included in other liabilities in the condensed consolidated balance sheet. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Off-Balance Sheet Arrangements. Performance Bonds and Guarantees – We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of October 26, 2013, we had $435.3 million of outstanding performance and other surety contract bonds. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $102.6 million as of October 26, 2013. No events have occurred in which the customers have exercised their rights under the bonds. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit – We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize our obligations to our insurance carriers in connection with the settlement of potential claims. As of October 26, 2013 and July 27, 2013 we had $49.7 million and $46.7 million, respectively, outstanding standby letters of credit issued under the Credit Agreement.

Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our Credit Agreement, are sufficient to meet our financial obligations. These obligations include interest payments required on our senior subordinated notes and outstanding borrowings under our Credit Agreement, working capital requirements, and the normal replacement of equipment at our current level of operations for at least the next twelve months. Our future operating results and cash flows may be impacted by a number of factors including our success in bidding on future contracts and our ability to manage costs effectively. Our capital requirements may increase to the extent we seek to grow by acquisitions that involve consideration other than our stock, or to the extent we buy back our common stock, repay revolving borrowings, or repurchase or call our senior subordinated notes. Changes in financial markets or other areas of the economy could adversely impact our ability to access the capital markets, in which case we would expect to rely on a combination of available cash and the Credit Agreement to provide short-term funding.

Management regularly monitors the financial markets and assesses general economic conditions for any impact on our financial position. If changes in financial markets or other areas of the economy adversely impact our ability to access capital markets, we would expect to rely on a combination of available cash and the existing committed credit facility to provide short-term funding. We believe that our cash investment policies are conservative and we expect that the current volatility in the capital markets will not have a material impact on our cash investments.

Backlog. Our backlog totaled $1.996 billion and $2.197 billion at October 26, 2013 and July 27, 2013, respectively. We expect to complete 55.9% of the October 26, 2013 backlog during the next twelve months.

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

Seasonality and Quarterly Fluctuations

Our revenues exhibit seasonality as a significant portion of our work is performed outdoors. Consequently, our operations are impacted by extended periods of inclement weather. Generally, inclement weather is more likely to occur during the winter season which falls during our second and third fiscal quarters. Variations influenced by seasonality may be further impacted as a result of businesses acquired during fiscal 2013 based on some of the cold weather geographies where they perform work. Also, a disproportionate percentage of total paid holidays fall within our second quarter, which decreases the number of available workdays. Additionally, our customer premise equipment installation activities for cable providers historically decrease around calendar year end holidays as their customers generally require less activity during this period. As a result, we may experience reduced revenue in the second or third quarters of our fiscal year.

In addition, we have experienced and expect to continue to experience quarterly variations in revenues and net income as a result of other factors, including:

•	timing and volume of customers' construction and maintenance projects, including possible delays as a result of material procurement;

•	seasonal budgetary spending patterns of customers and the timing of their budget approvals;

•	commencement or termination of master service agreements and other long-term agreements with customers;

•	costs incurred to support growth internally or through acquisitions;

•	fluctuations in results of operations caused by acquisitions;

•	fluctuations in the employer portion of payroll taxes as a result of reaching the limitation on payroll withholdings obligations;

•	changes in mix of customers, contracts, and business activities;

•	fluctuations in insurance expense due to changes in claims experience and actuarial assumptions;

•	fluctuations in stock-based compensation expense as a result of performance criteria in performance-based share awards, as well as the timing and vesting period of all stock-based awards;

•	fluctuations in incentive pay as a result of operating results;

•	fluctuations in interest expense due to levels of debt and related borrowing costs;

•	fluctuations in other income as a result of the timing and levels of capital assets sold during the period; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to interest rates on our cash and equivalents and our debt obligations. We monitor the effects of market changes on interest rates and manage interest rate risks by investing in short-term cash equivalents with market rates of interest and by maintaining a mix of fixed and variable rate debt obligations. A hypothetical 100 basis point increase in interest rates would result in an increase to annual earnings of approximately $0.1 million if our cash and equivalents held as of October 26, 2013 were to be fully invested in interest bearing financial instruments.

Our revolving credit facility permits borrowings at a variable rate of interest. On October 26, 2013, we had variable rate debt outstanding under the Credit Agreement of $83.0 million of revolver borrowings and a $120.3 million term loan. Interest related to the borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of the Credit Agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly increase or decrease by approximately $1.0 million annually. Additionally, outstanding long-term debt on October 26, 2013 included $277.5 million of principal amount of the 2021 Notes, which bear a fixed rate of interest of 7.125%. Due to the fixed rate of interest on the notes, changes in interest rates would not have an impact on the related interest expense. The fair value of the outstanding notes was approximately $293.8 million on October 26, 2013, based on quoted market prices, as compared to $281.0 million carrying value (including debt premium of $3.5 million). There exists market risk sensitivity on the fair value of the fixed rate notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the notes of approximately $8.4 million, calculated on a discounted cash flow basis.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of October 26, 2013, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of October 26, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 26, 2013, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (2) accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In October 2012, a former employee of UtiliQuest, LLC ("UtiliQuest"), a wholly-owned subsidiary of the Company, commenced a lawsuit against UtiliQuest in the Superior Court of California. The lawsuit alleges that UtiliQuest violated the California Labor Code, the California Business & Professions Code and the Labor Code Private Attorneys General Act of 2004 by failing to pay for all hours worked (including overtime) and failing to provide meal breaks and accurate wage statements. The plaintiff seeks unspecified damages and other relief on behalf of himself and a putative class of current and former employees of UtiliQuest who worked as locators in the State of California in the four years preceding the filing date of the lawsuit. In January 2013, UtiliQuest removed the case to the United States District Court for the Northern District of California and the plaintiff subsequently filed a Motion to Remand the case back to the California Superior Court. In April 2013, the parties exchanged initial disclosures and in July 2013, the District Court granted plaintiff's Motion to Remand. UtiliQuest filed its second removal of the case to the District Court in October 2013, and plaintiff is again seeking remand back to state court. UtiliQuest also filed a Motion for Summary Judgment in October 2013, the decision on which has been stayed by the District Court until it rules on plaintiff’s Motion to Remand. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. We intend to vigorously defend ourselves against this lawsuit.

From time to time, we and our subsidiaries are parties to various other claims and legal proceedings. It is the opinion of management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on our financial statements.

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

Item 1A. Risk Factors.

Our business is subject to a variety of risks and uncertainties. These risks are described elsewhere in this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission, including in Part I, Item 1A of our Annual Report on Form 10-K for the year ended July 27, 2013. The risks identified in such reports have not changed in any material respect.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the three months ended October 26, 2013, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	The following table summarizes the Company's purchases of its common stock during the three months ended October 26, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Share Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 28, 2013 - August 24, 2013	—	—	—	(a)
August 25, 2013 - September 21, 2013	—	—	—	(a)
September 22, 2013 - October 26, 2013	19,468 (b)	$31.30	—	(a)

(a) On August 27, 2013, the Board of Directors authorized $40.0 million to repurchase shares of the Company's outstanding common stock over the subsequent eighteen months in open market or private transactions. As of October 26, 2013, the full $40.0 million authorization remained available for repurchases through February 2015.

(b) Shares were withheld to satisfy tax withholding obligations that arose on the vesting of restricted stock units. All shares repurchased have been canceled.

Item 6. Exhibits and Financial Statement Schedules.

Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit Number

12.1 +	Computation of Ratio of Earnings to Fixed Charges.

31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 +	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101++**
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2013 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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

DYCOM INDUSTRIES, INC.
Registrant

Date:	November 27, 2013	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date:	November 27, 2013	/s/ H. Andrew DeFerrari
Name: H. Andrew DeFerrari Title: Senior Vice President and Chief Financial Officer