Form 10-Q
period 2014-01-25
DYCOM INDUSTRIES INC
filed 2014-03-05
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 25, 2014

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

There were 33,791,915 shares of common stock with a par value of $0.33 1/3 outstanding at March 3, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	January 25, 2014	July 27, 2013
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$16,344	$18,607
Accounts receivable, net	231,619	252,202
Costs and estimated earnings in excess of billings	174,138	204,349
Inventories	43,426	35,999
Deferred tax assets, net	16,334	16,853
Income taxes receivable	18,347	2,516
Other current assets	16,142	10,608
Total current assets	516,350	541,134

PROPERTY AND EQUIPMENT, NET	203,639	202,703
GOODWILL	267,810	267,810
INTANGIBLE ASSETS, NET	115,243	125,275
OTHER	16,852	17,286
TOTAL NON-CURRENT ASSETS	603,544	613,074
TOTAL ASSETS	$1,119,894	$1,154,208

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$52,315	$77,954
Current portion of debt	9,375	7,813
Billings in excess of costs and estimated earnings	13,869	13,788
Accrued insurance claims	32,638	29,069
Other accrued liabilities	57,566	71,191
Total current liabilities	165,763	199,815

LONG-TERM DEBT (including debt premium of $3.4 million and $3.6 million, respectively)	416,301	444,169
ACCRUED INSURANCE CLAIMS	30,942	27,250
DEFERRED TAX LIABILITIES, NET NON-CURRENT	49,003	48,612
OTHER LIABILITIES	6,249	6,001
Total liabilities	668,258	725,847

COMMITMENTS AND CONTINGENCIES, Notes 10, 11, and 17

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 33,790,139 and 33,264,117 issued and outstanding, respectively	11,263	11,088
Additional paid-in capital	122,998	115,205
Accumulated other comprehensive income (loss)	(183)	103
Retained earnings	317,558	301,965
Total stockholders' equity	451,636	428,361
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,119,894	$1,154,208

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	January 25, 2014	January 26, 2013
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$390,518	$369,326

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	327,353	301,516
General and administrative (including stock-based compensation expense of $3.5 million and $2.5 million, respectively)	38,562	38,827
Depreciation and amortization	23,435	20,819
Total	389,350	361,162

Interest expense, net	(6,800)	(5,748)
Other income, net	595	428
INCOME (LOSS) BEFORE INCOME TAXES	(5,037)	2,844

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	(2,755)	1,485
Deferred	785	(104)
Total	(1,970)	1,381

NET INCOME (LOSS)	$(3,067)	$1,463

EARNINGS (LOSS) PER COMMON SHARE:
Basic earnings (loss) per common share	$(0.09)	$0.04

Diluted earnings (loss) per common share	$(0.09)	$0.04

SHARES USED IN COMPUTING EARNINGS (LOSS) PER COMMON SHARE:
Basic	33,836,099	32,780,667

Diluted	33,836,099	33,514,416

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Six Months Ended
	January 25, 2014	January 26, 2013
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$903,238	$692,613

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	737,472	558,582
General and administrative (including stock-based compensation expense of $7.0 million and $4.8 million, respectively)	81,637	67,652
Depreciation and amortization	46,987	36,130
Total	866,096	662,364

Interest expense, net	(13,686)	(9,946)
Other income, net	2,607	2,042
INCOME BEFORE INCOME TAXES	26,063	22,345

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	9,572	10,342
Deferred	898	(1,320)
Total	10,470	9,022

NET INCOME	$15,593	$13,323

EARNINGS PER COMMON SHARE:
Basic earnings per common share	$0.46	$0.40

Diluted earnings per common share	$0.45	$0.40

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	33,629,884	32,935,305

Diluted	34,767,945	33,607,180

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013
	(Dollars in thousands)
NET INCOME (LOSS)	$(3,067)	$1,463	$15,593	$13,323
Foreign currency translation (losses) gains	(226)	11	(286)	13
COMPREHENSIVE INCOME (LOSS)	$(3,293)	$1,474	$15,307	$13,336

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	January 25, 2014	January 26, 2013
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$15,593	$13,323
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	46,987	36,130
Bad debt expense, net	498	32
Gain on sale of fixed assets	(2,435)	(2,407)
Deferred income tax provision (benefit)	898	(1,320)
Stock-based compensation	7,049	4,762
Write-off of deferred financing costs	—	321
Amortization of premium on long-term debt	(181)	(42)
Amortization of debt issuance costs and other	940	734
Excess tax benefit from share-based awards	(2,297)	(610)
Change in operating assets and liabilities:
Accounts receivable, net	20,084	27,528
Costs and estimated earnings in excess of billings, net	30,292	39,753
Other current assets and inventory	(13,194)	(3,518)
Other assets	(718)	(187)
Income taxes receivable/payable	(15,513)	(906)
Accounts payable	(15,586)	(11,897)
Accrued liabilities, insurance claims, and other liabilities	(4,551)	(10,455)
Net cash provided by operating activities	67,866	91,241

INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	—	(314,771)
Capital expenditures	(49,240)	(29,029)
Proceeds from sale of assets	4,964	2,845
Changes in restricted cash	(305)	(31)
Net cash used in investing activities	(44,581)	(340,986)

FINANCING ACTIVITIES:
Proceeds from issuance of 7.125% senior subordinated notes due 2021 (including $3.8 million premium on fiscal 2013 issuance)	—	93,825
Proceeds from borrowings on senior Credit Agreement	221,000	180,500
Proceeds from Term Loan on senior Credit Agreement	—	125,000
Principal payments on senior Credit Agreement, including Term Loan	(247,125)	(160,500)
Debt issuance costs	—	(6,409)
Repurchases of common stock	(9,999)	(15,203)
Exercise of stock options	11,869	2,890
Restricted stock tax withholdings	(3,590)	(885)
Excess tax benefit from share-based awards	2,297	610
Principal payments on capital lease obligations	—	(74)
Net cash (used in) provided by financing activities	(25,548)	219,754

Net decrease in cash and equivalents	(2,263)	(29,991)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	18,607	52,581

CASH AND EQUIVALENTS AT END OF PERIOD	$16,344	$22,590

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	For the Six Months Ended
	January 25, 2014	January 26, 2013
	(Dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$12,972	$8,854
Income taxes	$25,517	$11,239

Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$4,461	$2,471
Accrued costs for debt issuance included in accounts payable and accrued liabilities at period end	$—	$130
Accrued remaining purchase price of acquisition included in accrued liabilities at period end	$—	$4,710

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Accounting Policies

Basis of Presentation - Dycom Industries, Inc. and its wholly-owned subsidiaries (collectively, "Dycom" or the "Company") is a leading provider of specialty contracting services throughout the United States and in Canada. These services include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others.

The accompanying unaudited condensed consolidated financial statements of Dycom have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated financial statements and accompanying notes reflect all adjustments, consisting of only normal recurring accruals that are, in the opinion of management, necessary for a fair presentation of such statements. Operating results for the interim period are not necessarily indicative of the results expected for any other interim period or for the full fiscal year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the Company's audited financial statements for the year ended July 27, 2013 included in the Company's 2013 Annual Report on Form 10-K, filed with the SEC on September 13, 2013.

The condensed consolidated financial statements include the accounts of the Company. All significant transactions and balances between Dycom Industries, Inc. and its subsidiaries have been eliminated.

All of the Company's operating segments have been aggregated into one reporting segment due to their similar economic characteristics, customers, service distribution methods, and the nature of their services and production processes. The Company's services are provided by its subsidiaries throughout the United States and Canada. Revenues from services provided in Canada were approximately $2.1 million and $5.4 million during the three and six months ended January 25, 2014, respectively, and $2.5 million and $6.4 million during the three and six months ended January 26, 2013, respectively. The Company had no material long-lived assets in Canada at January 25, 2014 or July 27, 2013.

Acquisitions - On December 3, 2012, the Company acquired substantially all of the telecommunications infrastructure services subsidiaries of Quanta Services, Inc. Additionally, during the fourth quarter of fiscal 2013, the Company acquired Sage Telecommunications Corp of Colorado, LLC and certain assets of a tower construction and maintenance company. The results of operations of these businesses are included in the accompanying condensed consolidated financial statements from their dates of acquisition.

Accounting Period - The Company uses a fiscal year ending on the last Saturday in July.

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Significant estimates made by management include revenue recognition of long-term contracts, including estimates of costs to complete, accruals for self-insurance claims, provision for income taxes, accruals for legal matters and other contingencies, the fair value of reporting units for goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, preliminary purchase price allocations of businesses acquired, stock-based compensation expense for performance-based stock awards, asset lives used in computing depreciation and amortization, and allowance for doubtful accounts. At the time they are made, the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole. However, actual results could differ materially from those estimates.

Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies and critical accounting estimates described in the Company's Annual Report on Form 10-K for the year ended July 27, 2013.

Restricted Cash - As of January 25, 2014 and July 27, 2013, the Company had approximately $4.0 million and $3.7 million, respectively, in restricted cash which is held as collateral in support of the Company's insurance obligations. Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the condensed consolidated statements of cash flows.

Fair Value of Financial Instruments - ASC Topic 820, Fair Value Measurements and Disclosures ("ASC Topic 820") requires that assets and liabilities carried at fair value are classified and disclosed in one of the following three categories: (1) Level 1 - Quoted market prices in active markets for identical assets or liabilities; (2) Level 2 - Observable market-based inputs or unobservable inputs that are corroborated by market data; and (3) Level 3 - Unobservable inputs not corroborated by market data which require the reporting entity's own assumptions. The Company's financial instruments consist primarily of cash and equivalents, restricted cash, accounts receivables, income taxes receivable and payable, accounts payable and certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the Company's outstanding 7.125% senior subordinated notes due 2021 (the "2021 Notes") which are categorized as Level 2 as of January 25, 2014 and July 27, 2013, based on observable market-based inputs. See Note 10, Debt, for further information regarding the fair value of the 2021 Notes. The Company's cash and equivalents are categorized as Level 1 as of January 25, 2014 and July 27, 2013, based on quoted market prices in active markets for identical assets. During the three and six months ended January 25, 2014 and January 26, 2013, the Company had no non-recurring fair value measurements of assets or liabilities subsequent to their initial recognition.

Recently Issued Accounting Pronouncements

Adoption of New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). ASU 2012-02 permits entities first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test pursuant to ASC Subtopic 350-30. If the entity determines that it is more likely than not that such asset is not impaired based on its qualitative assessment, no further testing is required. The Company adopted ASU 2012-02 in fiscal 2014 and it did not have a material effect on the Company's condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

In February 2013, the FASB issued Accounting Standards Update No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-04"). ASU 2013-04 provides guidance related to the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 will be effective for the Company's fiscal years beginning fiscal 2015 and interim reporting periods within that year. The adoption of this guidance is not expected to have a material effect on the Company's condensed consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 is intended to end inconsistent practices regarding the presentation of unrecognized tax benefits when a net operating loss, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the dis-allowance of a tax position. ASU 2013-11 will be effective for the Company's fiscal years beginning fiscal 2015 and interim periods within that year. The adoption of this guidance is not expected to have a material effect on the Company's condensed consolidated financial statements.

2. Computation of Earnings Per Common Share

For the three months ended January 25, 2014, all common stock equivalents related to stock options and unvested restricted shares and restricted share units were excluded from the diluted loss per share calculation as their effect would be anti-dilutive due to the Company's net loss for the period. The following table sets forth the computation of basic and diluted earnings per common share:

	For the Three Months Ended		For the Six Months Ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013
	(Dollars in thousands, except per share amounts)
Net income (loss) available to common stockholders (numerator)	$(3,067)	$1,463	$15,593	$13,323

Weighted-average number of common shares (denominator)	33,836,099	32,780,667	33,629,884	32,935,305

Basic earnings (loss) per common share	$(0.09)	$0.04	$0.46	$0.40

Weighted-average number of common shares	33,836,099	32,780,667	33,629,884	32,935,305
Potential common stock arising from stock options, and unvested restricted share units	—	733,749	1,138,061	671,875
Total shares-diluted (denominator)	33,836,099	33,514,416	34,767,945	33,607,180

Diluted earnings (loss) per common share	$(0.09)	$0.04	$0.45	$0.40

Anti-dilutive weighted shares excluded from the calculation of earnings (loss) per share	3,440,300	1,289,661	753,914	1,483,241

3. Acquisitions

On December 3, 2012, Dycom acquired substantially all of the telecommunications infrastructure services subsidiaries (the "Acquired Subsidiaries") of Quanta Services, Inc. for the sum of $275.0 million in cash, an adjustment of approximately $40.4 million for working capital received in excess of a target amount, and approximately $3.7 million for other specified items. The acquisition was funded through a combination of borrowings under a new $400 million credit facility and cash on hand. On December 12, 2012, Dycom Investments, Inc., a wholly-owned subsidiary of the Company, issued $90.0 million of 7.125% senior subordinated notes due 2021 and used the net proceeds to repay approximately $90.0 million of the credit facility borrowings. See Note 10, Debt, for further information regarding the Company's debt financing.

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

During the fourth quarter of fiscal 2013, the Company acquired Sage Telecommunications Corp of Colorado, LLC ("Sage") and certain assets of a tower construction and maintenance company for a total of $11.3 million, net of cash acquired. Goodwill of $5.0 million, resulting from the acquisitions made during the fourth quarter of fiscal 2013, is expected to be deductible for tax purposes. Sage provides telecommunications construction and project management services primarily for cable operators in the Western United States. These acquisitions were not material to the Company.

The purchase prices of these businesses acquired have been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their fair values on the respective dates of acquisition. Purchase price in excess of fair value of the separately identifiable assets acquired and the liabilities assumed have been allocated to goodwill. Purchase price allocations are based on information regarding the fair value of assets acquired and liabilities assumed as of the dates of acquisition. Management determined the fair values used in the purchase price allocations for intangible assets based on historical data, estimated discounted future cash flows, contract backlog amounts, if applicable, and expected royalty rates for trademarks and trade names as well as certain other assumptions. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. For the Acquired Subsidiaries, the fair values used in the purchase price allocation for intangible assets were determined with the assistance of an independent valuation specialist. The allocation of the purchase price of the Acquired Subsidiaries was completed during the fourth quarter of fiscal 2013. Purchase price allocations of businesses acquired during the fourth quarter of fiscal 2013 are preliminary and are expected to be completed during fiscal 2014 when the valuations for intangible assets and other amounts are finalized. Additional information, which existed as of the acquisition dates but was unknown by the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. Adjustments in the purchase price allocations may require an adjustment of the amounts allocated to goodwill.

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

Goodwill of $87.9 million and amortizing intangible assets of $90.6 million related to the Acquired Subsidiaries is expected to be deductible for tax purposes. See Note 7, Goodwill and Intangible Assets, for further information on amortization and estimated useful lives of intangible assets acquired.

The results of operations of businesses acquired are included in the accompanying condensed consolidated financial statements from their dates of acquisition. For the three and six months ended January 25, 2014 the Acquired Subsidiaries earned revenues of $106.3 million and $256.5 million, respectively, and recognized intangible amortization expense of $3.1 million and $6.6 million, respectively. Inclusive of charges allocated for management costs, the Acquired Subsidiaries had an immaterial net loss for the three months ended January 25, 2014 and net income of approximately $4.0 million for the six months ended January 25, 2014. For the three and six months ended January 26, 2013 the Acquired Subsidiaries earned revenues of $75.9 million, recognized intangible amortization expense of $3.4 million, and their net income, inclusive of charges allocated for management costs, was immaterial.

The following unaudited pro forma information presents the Company's consolidated results of operations as if the acquisition of the Acquired Subsidiaries had occurred on July 31, 2011, the first day of the Company's 2012 fiscal year. The pro forma results include certain adjustments, including depreciation and amortization expense based on the estimated fair value of the assets acquired, interest expense related to the Company's debt financing of the transaction, and the income tax impact of these adjustments. Pro forma earnings during the three and six months ended January 26, 2013 have been adjusted to reflect amortization and depreciation as if the acquisition had occurred on July 31, 2011. This includes the impact of amortization expense, including customer relationships and contract backlog which is being recognized on an accelerated basis related to the expected economic benefit. Additionally, pro forma results reflect depreciation expense which is recognized over the estimated useful lives of the related property and equipment. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had the acquisition occurred at the beginning of the periods presented nor is it indicative of future results.

	For the Three Months Ended	For the Six Months Ended
	January 26, 2013	January 26, 2013
	(Dollars in thousands, except per share amounts)
Pro forma contract revenues	$421,588	$921,254
Pro forma income before income taxes	$7,546	$44,049
Pro forma net income	$4,528	$26,430

Pro forma earnings per share:
Basic	$0.14	$0.80
Diluted	$0.14	$0.79

4. Accounts Receivable

Accounts receivable consists of the following:

	January 25, 2014	July 27, 2013
	(Dollars in thousands)
Contract billings	$218,483	$239,498
Retainage and other receivables	13,744	12,833
Total	232,227	252,331
Less: allowance for doubtful accounts	(608)	(129)
Accounts receivable, net	$231,619	$252,202

There were no material accounts receivable amounts representing claims or others similar items subject to uncertainty as of January 25, 2014 or July 27, 2013. The Company expects to collect the outstanding balance of accounts receivable, net, including retainage amounts, within the next twelve months.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. During the three and six months ended January 25, 2014 and January 26, 2013, write-offs to the allowance for doubtful accounts, net of recoveries, were not material.

5. Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings ("CIEB") includes revenue for services from contracts based both on the units-of-delivery and the cost-to-cost measures of the percentage of completion method and consists of the following:

	January 25, 2014	July 27, 2013
	(Dollars in thousands)
Costs incurred on contracts in progress	$198,485	$208,250
Estimated to date earnings	44,394	49,150
Total costs and estimated earnings	242,879	257,400
Less: billings to date	(82,610)	(66,839)
	$160,269	$190,561
Included in the accompanying condensed consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$174,138	$204,349
Billings in excess of costs and estimated earnings	(13,869)	(13,788)
	$160,269	$190,561

As of January 25, 2014, the Company expects that substantially all of its CIEB will be billed to customers and collected in the normal course of business within the next twelve months. Additionally, there were no material CIEB amounts representing claims or other similar items subject to uncertainty as of January 25, 2014 or July 27, 2013.

6. Property and Equipment

Property and equipment consists of the following:

	General Useful Lives	January 25, 2014	July 27, 2013
	(Years)	(Dollars in thousands)
Land	—	$3,479	$3,479
Buildings	10-35	11,567	11,449
Leasehold improvements	1-15	5,355	5,154
Vehicles	1-5	272,828	258,211
Computer hardware and software	3-10	71,223	64,191
Office furniture and equipment	2-7	8,240	7,915
Equipment and machinery	1-10	178,624	171,742
Total		551,316	522,141
Less: accumulated depreciation		(347,677)	(319,438)
Property and equipment, net		$203,639	$202,703

Depreciation expense and repairs and maintenance were as follows:

	For the Three Months Ended		For the Six Months Ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013
	(Dollars in thousands)
Depreciation expense	$18,657	$15,868	$37,058	$29,588
Repairs and maintenance expense	$5,245	$4,376	$11,239	$8,188

7. Goodwill and Intangible Assets

Goodwill

The Company's goodwill and other indefinite-lived intangible assets are assessed annually for impairment as of the first day of the fourth fiscal quarter of each year, or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. The Company's goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors resulting from the cyclical nature of the Company's business, the high level of competition existing within the Company's industry, the concentration of the Company's revenues from a limited number of customers, and the level of overall economic activity, including in particular construction and housing activity. During times of slowing economic conditions, the Company's customers may reduce capital expenditures and defer or cancel pending projects. Individual reporting units may be more impacted by these factors than the Company as a whole. As a result, demand for the services of one or more of the Company's reporting units could decline, resulting in an impairment of goodwill or intangible assets. The inputs used for fair value measurements of the reporting units and other related indefinite-lived intangible assets are the lowest level (Level 3) inputs. There were no changes in the carrying amount of goodwill for the six months ended January 25, 2014.

As a result of the fiscal 2013 annual impairment analysis, the Company concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit. However, the UtiliQuest reporting unit, having a goodwill balance of approximately $35.6 million and an indefinite-lived trade name of $4.7 million, has been at lower operating levels as compared to historical periods. Key fair value assumptions used in the fiscal 2013 impairment analysis of the UtiliQuest reporting unit included (a) a discount rate of 11.5% based on the Company's best estimate of the weighted average cost of capital adjusted for risks associated with the reporting unit; (b) terminal value based on a terminal growth rate of 2.0%; and (c) seven expected years of cash flow before the terminal value. Recent operating performance, along with assumptions for specific customer and industry opportunities, were considered in the key assumptions used during the fiscal 2013 impairment analysis. The Company determined during the fiscal 2013 impairment assessment that the fair value of the UtiliQuest reporting unit exceeded its carrying value by approximately 20%. Management has determined the goodwill balance of this reporting unit may have an increased likelihood of impairment if a downturn in customer demand were to occur, or if the reporting unit were not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in changes to other valuation assumptions. Factors monitored by the Company which could result in a change to the reporting unit’s estimates include the outcome of customer requests for proposals and subsequent awards, strategies of competitors, labor market conditions and levels of overall economic activity, including construction and housing activity. During the six months ended January 25, 2014, there were no events that caused a material reduction in the estimated fair value of the reporting unit. As of January 25, 2014, the Company believes the goodwill and indefinite-lived intangible asset is recoverable for all of its reporting units; however, there can be no assurances that the goodwill and indefinite-lived intangible asset will not be impaired in future periods.

Intangible Assets

The Company's intangible assets consist of the following:

	January 25, 2014	July 27, 2013
	(Dollars in thousands)
Gross amount:
Customer relationships	$164,394	$164,497
Contract backlog	15,285	15,285
Trade names	8,200	8,200
UtiliQuest trade name	4,700	4,700
Non-compete agreements	400	400
	192,979	193,082
Accumulated amortization:
Customer relationships	62,620	56,219
Contract backlog	12,276	9,433
Trade names	2,716	2,071
Non-compete agreements	124	84
Net Intangible Assets	$115,243	$125,275

Amortization of the Company's customer relationships and contract backlog intangible assets is recognized on an accelerated basis as a function of the expected economic benefit. Amortization for the Company's other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible asset. Amortization expense for finite-lived intangible assets was $4.8 million and $5.0 million for the three months ended January 25, 2014 and January 26, 2013, respectively, and $9.9 million and $6.5 million for the six months ended January 25, 2014 and January 26, 2013, respectively. Amortization expense for the three and six months ended January 26, 2013 includes expense from the amortizing intangibles of the Acquired Subsidiaries from the date of acquisition.

Estimated total amortization expense for the remainder of fiscal 2014 and each of the five succeeding fiscal years is as follows:

Period	Amount
(Dollars in thousands)
Six months ending July 26, 2014	$8,185
2015	$15,027
2016	$14,276
2017	$12,885
2018	$10,697
2019	$8,395
Thereafter	$41,078

As of January 25, 2014, the Company believes that the carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets may be impaired.

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

The liability for total accrued insurance claims and related processing costs was $63.6 million and $56.3 million at January 25, 2014 and July 27, 2013, respectively, of which, $30.9 million and $27.3 million, respectively, is reflected within non-current liabilities in the condensed consolidated financial statements.

9. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	January 25, 2014	July 27, 2013
	(Dollars in thousands)
Accrued payroll and related taxes	$14,959	$19,940
Accrued employee benefit and incentive plan costs	9,727	15,325
Accrued construction costs	18,992	20,883
Accrued interest and related bank fees	864	937
Other current liabilities	13,024	14,106
Total other accrued liabilities	$57,566	$71,191

Other current liabilities within the above table includes income taxes payable of $2.3 million as of July 27, 2013.

10. Debt

The Company’s outstanding indebtedness consists of the following:

	January 25, 2014	July 27, 2013
	(Dollars in thousands)
Borrowings on senior Credit Agreement (matures December 2017)	$26,000	$49,000
Senior Credit Agreement Term Loan (matures December 2017)	118,750	121,875
7.125% senior subordinated notes (matures January 2021)	277,500	277,500
Long-term debt premium on 7.125% senior subordinated notes (amortizes to interest expense through January 2021)	3,426	3,607
	425,676	451,982
Less: current portion	(9,375)	(7,813)
Long-term debt	$416,301	$444,169

Senior Subordinated Notes Due 2021

On January 25, 2014 and July 27, 2013, Dycom Investments, Inc., a wholly-owned subsidiary of the Company, had outstanding an aggregate principal amount of $277.5 million of 7.125% senior subordinated notes due 2021 that were issued under an indenture dated January 21, 2011 (the "Indenture"). In addition, the 2021 Notes had a debt premium of $3.4 million and $3.6 million as of January 25, 2014 and July 27, 2013, respectively.

The 2021 Notes are guaranteed by Dycom and substantially all of the Company's subsidiaries. For additional information regarding these guarantees see Note 19, Supplemental Consolidating Financial Statements. The Indenture contains covenants that limit, among other things, the Company's ability to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of the Company's subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of its assets.

The Company determined that the fair value of the 2021 Notes as of January 25, 2014 was approximately $298.7 million, based on quoted market prices, compared to a $280.9 million carrying value (including the debt premium of $3.4 million). As of July 27, 2013, the fair value of the 2021 Notes was $292.4 million compared to a carrying value of $281.1 million (including the debt premium of $3.6 million).

Senior Credit Agreement

Dycom Industries, Inc. and certain of its subsidiaries are party to a credit agreement with various lenders (the "Credit Agreement") which matures in December 2017. The Credit Agreement provides for a $275 million revolving facility and a $125 million term loan (the "Term Loan"). The Company had outstanding revolver borrowings under the Credit Agreement of $26.0 million and $49.0 million as of January 25, 2014 and July 27, 2013, respectively. Borrowings under the Credit Agreement accrued interest at a weighted average rate of approximately 2.16% per annum and 2.19% per annum as of January 25, 2014 and July 27, 2013, respectively. As of January 25, 2014 and July 27, 2013, the Company had $118.8 million and $121.9 million, respectively, of outstanding principal amount under the Term Loan, which accrued interest at 2.16% and 2.19% per annum, respectively. Borrowings under the Credit Agreement are guaranteed by substantially all of Dycom's subsidiaries and secured by the stock of each wholly-owned, domestic subsidiary (subject to specified exceptions) and can be used to refinance certain indebtedness, to provide general working capital, and for other general corporate purposes.

Standby letters of credit of approximately $49.7 million and $46.7 million, issued as part of the Company's insurance program, were outstanding under the Credit Agreement as of January 25, 2014 and July 27, 2013, respectively. Interest on outstanding standby letters of credit accrued at 2.0% per annum at both January 25, 2014 and July 27, 2013, respectively. Unutilized commitments were at rates per annum of 0.35% at both January 25, 2014 and July 27, 2013.

At January 25, 2014 and July 27, 2013, the Company was in compliance with the financial covenants of the Credit Agreement and had additional borrowing availability of $199.3 million and $179.3 million, respectively, as determined by the most restrictive covenants of the Credit Agreement.

11. Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their carrying amounts in the financial statements. Measurement of certain aspects of the Company’s tax positions is based on interpretations of tax regulations, federal and state case law and applicable statutes.

The Company is subject to federal income taxes in the United States, as well as income taxes of multiple state jurisdictions and in Canada. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian income tax examinations for fiscal years ended 2009 and prior. The Company believes its provision for income taxes is adequate; however, any assessment would affect the Company’s results of operations and cash flows.

At both January 25, 2014 and July 27, 2013, the Company had total unrecognized tax benefits of $2.3 million that, if recognized, would favorably effect the Company’s effective tax rate. Interest expense related to unrecognized tax benefits was immaterial for the three and six months ended January 25, 2014 and January 26, 2013. The Company had approximately $0.9 million and $0.8 million accrued for the payment of interest and penalties at January 25, 2014 and July 27, 2013, respectively.

12. Other Income, Net

The components of other income, net, are as follows:

	For the Three Months Ended		For the Six Months Ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013
	(Dollars in thousands)
Gain on sale of fixed assets	$570	$826	$2,435	$2,407
Miscellaneous income (expense), net	25	(77)	172	(44)
Write-off of deferred financing costs	—	(321)	—	(321)
Total other income, net	$595	$428	$2,607	$2,042

The Company recognized $0.3 million in write-off of deferred financing costs during the three and six months ended January 26, 2013 in connection with the replacement of its prior credit agreement.

13. Multi-Employer Benefit Plans

Certain of the Company's subsidiaries, including certain of the Acquired Subsidiaries, participate in multi-employer benefit pension plans under the terms of collective-bargaining agreements. The Company's contributions were $0.9 million and $1.8 million during the three and six months ended January 25, 2014, respectively, and $0.8 million and $1.8 million during the three and six months ended January 26, 2013, respectively. The risks of participating in a multi-employer defined benefit pension plan are different from single-employer plans in the following aspects: (a) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of any other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may become obligations of the remaining participating employers; and (c) if the Company chooses to stop participating in the multi-employer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability. The Company has not incurred withdrawal liabilities related to the plans as of January 25, 2014 or July 27, 2013.

14. Capital Stock

Share Repurchase Programs

On August 27, 2013, the Board of Directors authorized $40.0 million to repurchase shares of the Company's outstanding common stock over the subsequent eighteen months in open market or private transactions. During fiscal 2013 and the six months ended January 25, 2014, the Company made the following repurchases pursuant to its current and previously authorized share repurchase programs:

Fiscal Period	Number of Shares Repurchased	Total Consideration (Dollars in thousands)	Average Price Per Share
Fiscal 2013	1,047,000	$15,203	$14.52
Six Months Ended January 25, 2014	360,900	$9,999	$27.71

All of the shares repurchased during fiscal 2014 were purchased during the second fiscal quarter. All shares repurchased have been canceled. As of January 25, 2014, $30.0 million remained available for repurchases through February 2015.

Shares for Tax Withholding

During the six months ended January 25, 2014 and January 26, 2013, the Company withheld 130,195 shares and 47,277 shares, respectively, of restricted units that vested during the periods, totaling $3.6 million and $0.9 million, respectively, in order to meet payroll tax withholdings obligations that arose on the vesting of restricted units. All shares repurchased have been canceled. The shares withheld for tax withholdings do not reduce the Company’s total share repurchase authority.

15. Stock-Based Awards

The Company has certain stock-based compensation plans which provide for the grants of equity awards, including stock options, restricted shares, performance shares, restricted share units, performance share units, and stock appreciation rights.

Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the condensed consolidated statements of operations. Stock-based compensation expense and the related tax benefit recognized related to stock options and restricted share units during the three and six months ended January 25, 2014 and January 26, 2013 were as follows:

	For the Three Months Ended		For the Six Months Ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013
	(Dollars in thousands)
Stock-based compensation	$3,544	$2,496	$7,049	$4,762
Tax (benefit) recognized in the statement of operations	$(1,368)	$(1,063)	$(2,665)	$(1,827)

Compensation expense previously recognized with respect to performance share units will be reversed to the extent that performance goals are not met. As of January 25, 2014, unrecognized compensation expense related to stock options, time-based restricted share units ("RSUs") and target performance share units ("Performance RSUs") was $4.9 million, $7.9 million and $15.3 million, respectively. This expense will be recognized over a weighted-average period of 2.4 years, 3.0 years and 1.7 years, respectively, which is based on the average remaining service periods of the awards. As of January 25, 2014, the Company may recognize an additional $8.9 million in compensation expense related to Performance RSUs if the maximum amount of restricted share units are earned based on certain performance goals being met.

Stock Options - The following table summarizes stock option award activity during the six months ended January 25, 2014:

	Stock Options
	Shares	Weighted Average Exercise Price

Outstanding as of July 27, 2013	2,769,132	$18.27
Granted	89,956	$27.50
Options exercised	(616,119)	$19.26
Forfeited or canceled	(4,262)	$26.42
Outstanding as of January 25, 2014	2,238,707	$18.35

Exercisable options as of January 25, 2014	1,766,977	$18.38

RSUs and Performance RSUs - The following table summarizes RSU and Performance RSU activity during the six months ended January 25, 2014:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price

Outstanding as of July 27, 2013	463,318	$17.78	1,315,138	$18.44
Granted	94,456	$27.36	429,485	$27.66
Share units vested	(137,333)	$16.19	(265,025)	$18.35
Forfeited or canceled	(4,156)	$19.26	(267,581)	$18.37
Outstanding as of January 25, 2014	416,285	$20.46	1,212,017	$21.74

The granted Performance RSUs in the above table is comprised of 373,465 target shares, granted to officers and employees, and 56,020 supplemental shares, granted to officers. Approximately 265,000 Performance RSUs outstanding as of July 27, 2013 were canceled during the first quarter of fiscal 2014 as a result of the fiscal 2013 performance criteria for attaining supplemental shares not being met. The total amount of Performance RSUs outstanding as of January 25, 2014 is comprised of 764,548 target shares and 447,469 supplemental shares.

16. Related Party Transactions

The Company leases administrative offices from entities related to officers of certain of the Company’s subsidiaries. The total expense under these arrangements was $0.6 million and $0.4 million for the three months ended January 25, 2014 and January 26, 2013, respectively, and $1.2 million and $0.8 million for the six months ended January 25, 2014 and January 26, 2013, respectively. Amounts paid for subcontracting services to entities related to officers of certain of the Company’s subsidiaries was $0.3 million and $0.2 million during the three months ended January 25, 2014 and January 26, 2013, respectively, and $0.6 million and $0.3 million during the six months ended January 25, 2014 and January 26, 2013, respectively.

17. Commitments and Contingencies

In October 2012, a former employee of UtiliQuest, LLC ("UtiliQuest"), a wholly-owned subsidiary of the Company, commenced a lawsuit against UtiliQuest in the Superior Court of California. The lawsuit alleges that UtiliQuest violated the California Labor Code, the California Business & Professions Code and the Labor Code Private Attorneys General Act of 2004 by failing to pay for all hours worked (including overtime) and failing to provide meal breaks and accurate wage statements. The plaintiff seeks unspecified damages and other relief on behalf of himself and a putative class of current and former employees of UtiliQuest who worked as locators in the State of California in the four years preceding the filing date of the lawsuit. In January 2013, UtiliQuest removed the case to the United States District Court for the Northern District of California and the plaintiff subsequently filed a Motion to Remand the case back to the California Superior Court. In April 2013, the parties exchanged initial disclosures and in July 2013, the District Court granted plaintiff's Motion to Remand. UtiliQuest filed its second removal of the case to the District Court in October 2013. On January 8, 2014, the District Court remanded the matter back to the California Superior Court. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. The Company intends to vigorously defend itself against this lawsuit.

From time to time, the Company is party to various other claims and legal proceedings. It is the opinion of management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on its financial statements.

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

Performance Bonds and Guarantees

The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of January 25, 2014 and July 27, 2013, the Company had $425.6 million and $446.5 million of outstanding performance and other surety contract bonds, respectively. No events have occurred in which the customers have exercised their rights under the bonds which will have a material impact on the Company's financial statements.

The Company has periodically guaranteed certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit

The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize the Company’s obligations to its insurance carriers in connection with the settlement of potential claims. As of January 25, 2014 and July 27, 2013, the Company had $49.7 million and $46.7 million, respectively, of outstanding standby letters of credit issued under the Credit Agreement.

18. Concentration of Credit Risk

The Company’s customer base is highly concentrated, with its top five customers accounting for approximately 58.2% of its total revenues in each of the six months ended January 25, 2014 and January 26, 2013. Revenues from three of the top five customers exceeded 10% of total revenue during the three or six months ended January 25, 2014 or January 26, 2013:

	For the Three Months Ended		For the Six Months Ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013
AT&T Inc. ("AT&T")	18.7%	13.6%	18.0%	13.5%
CenturyLink, Inc. ("CenturyLink")	14.4%	14.7%	15.0%	14.2%
Comcast Corporation ("Comcast")	12.0%	11.0%	11.2%	11.8%

The Company believes that none of its significant customers was experiencing financial difficulties that would materially impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of January 25, 2014 and July 27, 2013. Customers representing 10% or more of combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings as of January 25, 2014 or July 27, 2013 had the following outstanding balances and the related percentage of the Company’s total outstanding balances:

	January 25, 2014		July 27, 2013
	Amount	% of Total	Amount	% of Total
		(Dollars in millions)
AT&T	$59.7	14.7%	$57.4	12.6%
CenturyLink	$48.8	12.0%	$62.6	13.7%
Windstream Corporation	$30.6	7.5%	$59.4	13.0%

19. Supplemental Consolidating Financial Statements

On January 25, 2014 and July 27, 2013, Dycom Investments, Inc. (the "Issuer") had outstanding an aggregate principal amount of $277.5 million of 2021 Notes. The 2021 Notes are guaranteed by Dycom Industries, Inc. (the "Parent") and substantially all of the Company's subsidiaries. Each guarantor and non-guarantor subsidiary is 100% owned, directly or indirectly, by the Issuer and the Parent. The 2021 Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and Parent. The Indenture contains certain release provisions for the guarantor subsidiaries and the Parent. With respect to the guarantor subsidiaries, these provisions include release upon (i) the sale or other disposition of all or substantially all of the assets of a guarantor or a sale or other disposition of all of the capital stock of a guarantor, in each case, to a person that is not the Issuer, the Parent or a restricted subsidiary of the Parent, (ii) the designation of a restricted subsidiary that is a guarantor as an unrestricted subsidiary, (iii) the legal defeasance, covenant defeasance or satisfaction and discharge of the Indenture, and (iv) the release of a guarantor of its guarantee of any credit facility. The Parent may not be released from its guarantee under any circumstances, except in the event of legal or covenant defeasance of the Notes or of satisfaction and discharge of the Indenture or pursuant to a provision of the Indenture which limits the Parent’s liability under its guarantee in order to prevent a fraudulent conveyance. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Issuer or Parent, within the meaning of Rule 3-10 of Regulation S-X.

The following consolidating financial statements present, in separate columns, financial information for (i) the Parent on a parent only basis, (ii) the Issuer, (iii) the guarantor subsidiaries on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. Intercompany charges (income) between the Parent and subsidiaries are recognized in the consolidating financial statements during the period incurred and the settlement of intercompany balances is reflected in the consolidating statement of cash flows based on the nature of the underlying transactions.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) JANUARY 25, 2014

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$15,212	$1,132	$—	$16,344
Accounts receivable, net	—	—	230,775	844	—	231,619
Costs and estimated earnings in excess of billings	—	—	172,989	1,149	—	174,138
Inventories	—	—	43,426	—	—	43,426
Deferred tax assets, net	2,543	—	14,043	80	(332)	16,334
Income taxes receivable	18,347	—	—	—	—	18,347
Other current assets	8,503	44	7,248	347	—	16,142
Total current assets	29,393	44	483,693	3,552	(332)	516,350

PROPERTY AND EQUIPMENT, NET	16,402	—	172,637	14,600	—	203,639
GOODWILL	—	—	267,810	—	—	267,810
INTANGIBLE ASSETS, NET	—	—	115,243	—	—	115,243
DEFERRED TAX ASSETS, NET NON-CURRENT	59	—	4,122	839	(5,020)	—
INVESTMENT IN SUBSIDIARIES	785,232	1,502,749	—	—	(2,287,981)	—
INTERCOMPANY RECEIVABLES	—	—	681,310	—	(681,310)	—
OTHER	8,554	5,976	2,087	235	—	16,852
TOTAL NON-CURRENT ASSETS	810,247	1,508,725	1,243,209	15,674	(2,974,311)	603,544
TOTAL ASSETS	$839,640	$1,508,769	$1,726,902	$19,226	$(2,974,643)	$1,119,894

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,607	$—	$49,046	$662	$—	$52,315
Current portion of debt	9,375	—	—	—	—	9,375
Billings in excess of costs and estimated earnings	—	—	13,869	—	—	13,869
Accrued insurance claims	620	—	31,953	65	—	32,638
Deferred tax liabilities	—	155	150	27	(332)	—
Other accrued liabilities	6,663	607	49,018	1,278	—	57,566
Total current liabilities	19,265	762	144,036	2,032	(332)	165,763

LONG-TERM DEBT	135,375	280,926	—	—	—	416,301
ACCRUED INSURANCE CLAIMS	743	—	30,134	65	—	30,942
DEFERRED TAX LIABILITIES, NET NON-CURRENT	—	427	53,005	591	(5,020)	49,003
INTERCOMPANY PAYABLES	229,350	441,422	—	10,538	(681,310)	—
OTHER LIABILITIES	3,271	—	2,829	149	—	6,249
Total liabilities	388,004	723,537	230,004	13,375	(686,662)	668,258
Total stockholders' equity	451,636	785,232	1,496,898	5,851	(2,287,981)	451,636
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$839,640	$1,508,769	$1,726,902	$19,226	$(2,974,643)	$1,119,894

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET JULY 27, 2013

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$18,166	$441	$—	$18,607
Accounts receivable, net	—	—	249,533	2,669	—	252,202
Costs and estimated earnings in excess of billings	—	—	202,651	1,698	—	204,349
Inventories	—	—	35,999	—	—	35,999
Deferred tax assets, net	2,285	—	15,873	121	(1,426)	16,853
Income taxes receivable	2,516	—	—	—	—	2,516
Other current assets	2,563	10	7,583	452	—	10,608
Total current assets	7,364	10	529,805	5,381	(1,426)	541,134

PROPERTY AND EQUIPMENT, NET	13,779	—	173,254	15,670	—	202,703
GOODWILL	—	—	267,810	—	—	267,810
INTANGIBLE ASSETS, NET	—	—	125,275	—	—	125,275
DEFERRED TAX ASSETS, NET NON-CURRENT	691	—	4,104	66	(4,861)	—
INVESTMENT IN SUBSIDIARIES	769,639	1,472,559	—	—	(2,242,198)	—
INTERCOMPANY RECEIVABLES	—	—	618,524	—	(618,524)	—
OTHER	8,739	6,331	2,133	83	—	17,286
TOTAL NON-CURRENT ASSETS	792,848	1,478,890	1,191,100	15,819	(2,865,583)	613,074
TOTAL ASSETS	$800,212	$1,478,900	$1,720,905	$21,200	$(2,867,009)	$1,154,208

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,042	$—	$75,012	$900	$—	$77,954
Current portion of debt	7,813	—	—	—	—	7,813
Billings in excess of costs and estimated earnings	—	—	13,788	—	—	13,788
Accrued insurance claims	619	—	28,342	108	—	29,069
Deferred tax liabilities	—	155	140	1,131	(1,426)	—
Other accrued liabilities	9,151	1,321	59,374	1,345	—	71,191
Total current liabilities	19,625	1,476	176,656	3,484	(1,426)	199,815

LONG-TERM DEBT	163,062	281,107	—	—	—	444,169
ACCRUED INSURANCE CLAIMS	726	—	26,426	98	—	27,250
DEFERRED TAX LIABILITIES, NET NON-CURRENT	—	427	52,436	610	(4,861)	48,612
INTERCOMPANY PAYABLES	185,296	426,251	—	6,977	(618,524)	—
OTHER LIABILITIES	3,142	—	2,855	4	—	6,001
Total liabilities	371,851	709,261	258,373	11,173	(624,811)	725,847
Total stockholders' equity	428,361	769,639	1,462,532	10,027	(2,242,198)	428,361
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$800,212	$1,478,900	$1,720,905	$21,200	$(2,867,009)	$1,154,208

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED JANUARY 25, 2014

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$388,402	$2,116	$—	$390,518

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	325,678	1,675	—	327,353
General and administrative	10,284	215	25,322	2,741	—	38,562
Depreciation and amortization	1,039	—	21,230	1,166	—	23,435
Intercompany charges (income), net	(13,130)	—	13,271	(141)	—	—
Total	(1,807)	215	385,501	5,441	—	389,350

Interest expense, net	(1,807)	(4,994)	1	—	—	(6,800)
Other income, net	—	—	630	(35)	—	595

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	—	(5,209)	3,532	(3,360)	—	(5,037)

PROVISION (BENEFIT) FOR INCOME TAXES	—	(2,102)	1,485	(1,353)	—	(1,970)

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	—	(3,107)	2,047	(2,007)	—	(3,067)

EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	(3,067)	40	—	—	3,027	—

NET INCOME (LOSS)	$(3,067)	$(3,067)	$2,047	$(2,007)	$3,027	$(3,067)

Foreign currency translation loss	(226)	(226)	—	(226)	452	(226)
COMPREHENSIVE INCOME (LOSS)	$(3,293)	$(3,293)	$2,047	$(2,233)	$3,479	$(3,293)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE SIX MONTHS ENDED JANUARY 25, 2014

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$897,832	$5,406	$—	$903,238

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	733,373	4,099	—	737,472
General and administrative	21,520	441	54,266	5,410	—	81,637
Depreciation and amortization	1,893	—	42,851	2,243	—	46,987
Intercompany charges (income), net	(27,106)	—	27,380	(274)	—	—
Total	(3,693)	441	857,870	11,478	—	866,096

Interest expense, net	(3,696)	(9,988)	(2)	—	—	(13,686)
Other income, net	3	—	2,575	29	—	2,607

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	(10,429)	42,535	(6,043)	—	26,063

PROVISION (BENEFIT) FOR INCOME TAXES	—	(4,189)	17,085	(2,426)	—	10,470

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(6,240)	25,450	(3,617)	—	15,593

EQUITY IN EARNINGS OF SUBSIDIARIES	15,593	21,833	—	—	(37,426)	—

NET INCOME (LOSS)	$15,593	$15,593	$25,450	$(3,617)	$(37,426)	$15,593

Foreign currency translation loss	(286)	(286)	—	(286)	572	(286)
COMPREHENSIVE INCOME (LOSS)	$15,307	$15,307	$25,450	$(3,903)	$(36,854)	$15,307

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED JANUARY 26, 2013

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$366,797	$2,529	$—	$369,326

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	299,106	2,410	—	301,516
General and administrative	14,900	148	21,279	2,500	—	38,827
Depreciation and amortization	639	—	18,969	1,211	—	20,819
Intercompany charges (income), net	(17,380)	—	17,718	(338)	—	—
Total	(1,841)	148	357,072	5,783	—	361,162

Interest expense, net	(1,523)	(4,224)	(1)	—	—	(5,748)
Other income, net	(318)	—	756	(10)	—	428

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	(4,372)	10,480	(3,264)	—	2,844

PROVISION (BENEFIT) FOR INCOME TAXES	—	(1,808)	4,540	(1,351)	—	1,381

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(2,564)	5,940	(1,913)	—	1,463

EQUITY IN EARNINGS OF SUBSIDIARIES	1,463	4,027	—	—	(5,490)	—

NET INCOME (LOSS)	$1,463	$1,463	$5,940	$(1,913)	$(5,490)	$1,463

Foreign currency translation gain	11	11	—	11	(22)	11
COMPREHENSIVE INCOME (LOSS)	$1,474	$1,474	$5,940	$(1,902)	$(5,512)	$1,474

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE SIX MONTHS ENDED JANUARY 26, 2013

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$685,822	$6,791	$—	$692,613

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	552,650	5,932	—	558,582
General and administrative	23,309	295	38,895	5,153	—	67,652
Depreciation and amortization	1,380	—	32,255	2,495	—	36,130
Intercompany charges (income), net	(27,306)	—	27,990	(684)	—	—
Total	(2,617)	295	651,790	12,896	—	662,364

Interest expense, net	(2,299)	(7,644)	(3)	—	—	(9,946)
Other income, net	(318)	—	2,321	39	—	2,042

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	(7,939)	36,350	(6,066)	—	22,345

PROVISION (BENEFIT) FOR INCOME TAXES	—	(3,205)	14,676	(2,449)	—	9,022

NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(4,734)	21,674	(3,617)	—	13,323

EQUITY IN EARNINGS OF SUBSIDIARIES	13,323	18,057	—	—	(31,380)	—

NET INCOME (LOSS)	$13,323	$13,323	$21,674	$(3,617)	$(31,380)	$13,323

Foreign currency translation gain	13	13	—	13	(26)	13
COMPREHENSIVE INCOME (LOSS)	$13,336	$13,336	$21,674	$(3,604)	$(31,406)	$13,336

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED JANUARY 25, 2014

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(4,085)	$(6,135)	$79,911	$(1,825)	$—	$67,866

Cash flows from investing activities:
Capital expenditures	(3,351)	—	(43,150)	(2,739)	—	(49,240)
Proceeds from sale of assets	—	—	3,361	1,603	—	4,964
Return of capital from subsidiaries	—	683	—	—	(683)	—
Investment in subsidiaries	—	(800)	—	—	800	—
Changes in restricted cash	(305)	—	—	—	—	(305)
Net cash (used in) investing activities	(3,656)	(117)	(39,789)	(1,136)	117	(44,581)

Cash flows from financing activities:
Proceeds from borrowings on senior Credit Agreement	221,000	—	—	—	—	221,000
Principal payments on senior Credit Agreement, including Term Loan	(247,125)	—	—	—	—	(247,125)
Repurchases of common stock	(9,999)	—	—	—	—	(9,999)
Exercise of stock options	11,869	—	—	—	—	11,869
Restricted stock tax withholdings	(3,590)	—	—	—	—	(3,590)
Excess tax benefit from share-based awards	2,297	—	—	—	—	2,297
Intercompany funding	33,289	6,252	(43,076)	3,652	(117)	—
Net cash (used in) provided by financing activities	7,741	6,252	(43,076)	3,652	(117)	(25,548)

Net (decrease) increase in cash and equivalents	—	—	(2,954)	691	—	(2,263)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	18,166	441	—	18,607

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$15,212	$1,132	$—	$16,344

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED JANUARY 26, 2013

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(832)	$(4,200)	$96,059	$214	$—	$91,241

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(314,771)	—	—	(314,771)
Capital expenditures	(4,508)	—	(22,275)	(2,246)	—	(29,029)
Proceeds from sale of assets	—	—	2,798	47	—	2,845
Return of capital from (investment in) subsidiaries	—	1,816	—	—	(1,816)	—
Changes in restricted cash	(31)	—	—	—	—	(31)
Net cash (used in) provided by investing activities	(4,539)	1,816	(334,248)	(2,199)	(1,816)	(340,986)

Cash flows from financing activities:
Proceeds from issuance of 7.125% senior subordinated notes due 2021, (including $3.8 million premium)	—	93,825	—	—	—	93,825
Proceeds from borrowings on Senior Credit Agreement	180,500	—	—	—	—	180,500
Proceeds from Term Loan on Senior Credit Agreement	125,000	—	—	—	—	125,000
Principal payments on Senior Credit Agreement	(160,500)	—	—	—	—	(160,500)
Debt issuance costs	(4,128)	(2,281)	—	—	—	(6,409)
Repurchases of common stock	(15,203)	—	—	—	—	(15,203)
Exercise of stock options and other	2,890	—	—	—	—	2,890
Restricted stock tax withholdings	(885)	—	—	—	—	(885)
Excess tax benefit from share-based awards	610	—	—	—	—	610
Principal payments on capital lease obligations	—	—	(74)	—	—	(74)
Intercompany funding	(122,913)	(89,160)	208,228	2,029	1,816	—
Net cash provided by (used in) financing activities	5,371	2,384	208,154	2,029	1,816	219,754

Net increase (decrease) in cash and equivalents	—	—	(30,035)	44	—	(29,991)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	—	51,563	1,018	—	52,581

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$21,528	$1,062	$—	$22,590

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

You should not consider forward-looking statements as guaranteeing future performance or results. They will not necessarily indicate accurately whether such performance or results will be achieved or at what time. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief at that time with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences are discussed within Item 1, Business, Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K, filed with the SEC on September 13, 2013 and other risks outlined in our periodic filings with the SEC. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement. Our forward-looking statements are only made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update these forward-looking statements to reflect new information, or events or circumstances arising after such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended July 27, 2013. Our Annual Report on Form 10-K for the year ended July 27, 2013 was filed with the Securities and Exchange Commission ("SEC") on September 13, 2013 and is available on the SEC's website at www.sec.gov and on our website at www.dycomind.com.

Overview

We are a leading provider of specialty contracting services throughout the United States and in Canada. These services include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. For the six months ended January 25, 2014, the percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 87.4%, 7.3%, and 5.3%, respectively.

Our revenues and results of operations exhibit seasonality as a significant portion of the work we perform is outdoors. Consequently, our operations are impacted by extended periods of adverse weather which are more likely to occur during the winter season, impacting our second and third fiscal quarters. Variations influenced by seasonality may be further impacted as a result of businesses acquired during fiscal 2013 based on some of the cold weather geographies where they perform work. Also, a disproportionate percentage of total paid holidays fall within our second quarter, which decreases the number of available workdays. Additionally, our customer premise equipment installation activities for cable providers historically decrease around calendar year end holidays as their customers generally require less activity during this period. As a result, we may experience reduced revenue and profitability in the second and/or third quarters of our fiscal year.

Our revenues and results of operations are influenced by the capital expenditure and maintenance budgets of our customers, changes in the general level of construction activity, as well as overall economic conditions. The capital expenditures and maintenance budgets of our telecommunications customers may be impacted by consumer and business demands on telecommunications providers, the introduction of new communication technologies, the physical maintenance needs of their infrastructure, the actions of our government and the Federal Communications Commission, and general economic conditions.

A significant portion of our services are performed under multi-year master service agreements and other arrangements with customers that extend for periods of one or more years. We are party to numerous master service agreements and generally maintain multiple agreements with each of our customers. Master service agreements generally contain customer-specified service requirements, such as discrete pricing for individual tasks. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer's own employees, and use other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. The remainder of our services are provided pursuant to contracts for specific projects. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Short-term contracts for specific projects are generally of three to four months in duration. A portion of our contracts include retainage provisions by which 5% to 10% of the contract invoicing may be withheld by the customer pending project completion.

We recognize revenues under the percentage of completion method of accounting using the units-of-delivery or cost-to-cost measures. A majority of our contracts are based on units-of-delivery and revenue is recognized as each unit is completed. Revenues from contracts using the cost-to-cost measures are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. Revenues from services provided under time and materials based contracts are recognized as the services are performed. For a majority of the contract services we perform, our customers provide all required materials while we provide the necessary personnel, tools, and equipment. Materials supplied by our customers, for which the customer retains financial and performance risk, are not included in our revenue or costs of sales.

The following table summarizes our revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	For the Three Months Ended		For the Six Months Ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013
Multi-year master service agreements	66.8%	62.3%	65.3%	65.0%
Other long-term contracts	12.8	12.0	13.4	11.5
Total long-term contracts	79.6%	74.3%	78.7%	76.5%

The percentage of revenue from long-term contracts varies from period to period depending on the mix of work performed under our contracts.

A significant portion of our revenue is derived from several large customers. The following table reflects the percentage of total revenue from those customers who contributed at least 2.5% to our total revenue in the three or six months ended January 25, 2014 or January 26, 2013:

	For the Three Months Ended		For the Six Months Ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013
AT&T Inc.	18.7%	13.6%	18.0%	13.5%
CenturyLink, Inc.	14.4%	14.7%	15.0%	14.2%
Comcast Corporation	12.0%	11.0%	11.2%	11.8%
Verizon Communications Inc.	8.3%	9.1%	8.4%	9.6%
Time Warner Cable Inc.	6.0%	4.3%	5.6%	4.6%
Windstream Corporation	4.6%	8.8%	4.8%	9.0%
Charter Communications, Inc.	4.4%	6.2%	4.4%	6.4%
Frontier Communications Corp	1.6%	2.7%	1.5%	2.3%
Cablevision Systems Corp	0.2%	3.0%	0.3%	2.2%

Cost of earned revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by independent subcontractors, operation of capital equipment (excluding depreciation and amortization), direct materials, other direct costs and insurance claims. For insurance claims, we retain the risk of loss, up to certain limits, related to automobile liability, general liability, workers' compensation, employee group health, and locate damages. Locate damage claims result from property and other damages arising in connection with our underground facility locating services. A change in claims experience or actuarial assumptions related to these risks could materially affect our results of operations.

General and administrative expenses primarily consist of employee compensation and related expenses, including stock-based compensation, legal, consulting and professional fees, information technology and development costs, provision for or recoveries of bad debt expense, acquisition and integration costs of businesses acquired, and other costs that are not directly related to the provision of our services under customer contracts.

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

We grant credit under normal payment terms, generally without collateral, to our customers. These customers primarily consist of telephone companies, cable television multiple system operators and electric and gas utilities that we believe are credit worthy. With respect to a portion of the services provided to these customers, we have certain statutory lien rights which may, in certain circumstances, enhance our collection efforts. Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks. These risks may be heightened as a result of economic uncertainty and market volatility. In the past, some of our customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose us to increased risks related to the collectability of amounts due for services performed. As of January 25, 2014, we believe that none of our significant customers was experiencing financial difficulties that would impact the realizability of our costs and estimated earnings in excess of billings or the collectability of our trade accounts receivable.

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

We recognized approximately $5.8 million and $6.5 million of acquisition costs during the three and six months ended January 26, 2013, respectively, related to the acquisition of the Acquired Subsidiaries, which are included within general and administrative expenses. Additionally, we incurred integration costs of approximately $0.7 million and $2.2 million during the three and six months ended January 25, 2014, respectively, and $0.9 million during the three and six months ended January 26, 2013, which are also included within general and administrative expenses.

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

Legal Proceedings

In October 2012, a former employee of UtiliQuest, LLC ("UtiliQuest"), a wholly-owned subsidiary of the Company, commenced a lawsuit against UtiliQuest in the Superior Court of California. The lawsuit alleges that UtiliQuest violated the California Labor Code, the California Business & Professions Code and the Labor Code Private Attorneys General Act of 2004 by failing to pay for all hours worked (including overtime) and failing to provide meal breaks and accurate wage statements. The plaintiff seeks unspecified damages and other relief on behalf of himself and a putative class of current and former employees of UtiliQuest who worked as locators in the State of California in the four years preceding the filing date of the lawsuit. In January 2013, UtiliQuest removed the case to the United States District Court for the Northern District of California and the plaintiff subsequently filed a Motion to Remand the case back to the California Superior Court. In April 2013, the parties exchanged initial disclosures and in July 2013, the District Court granted plaintiff's Motion to Remand. UtiliQuest filed its second removal of the case to the District Court in October 2013. On January 8, 2014, the District Court remanded the matter back to the California Superior Court. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. We intend to vigorously defend ourselves against this lawsuit.

From time to time, we are party to various other claims and legal proceedings. It is the opinion of management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on our financial statements.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition of long-term contracts, including estimates of costs to complete, accruals for self-insurance claims, provision for income taxes, accruals for legal matters and other contingencies, the fair value of reporting units for goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, preliminary purchase price allocations of businesses acquired, stock-based compensation expense for performance-based stock awards, asset lives used in computing depreciation and amortization, and allowance for doubtful accounts. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies and critical accounting estimates described in our Annual Report on Form 10-K for the year ended July 27, 2013.

Results of Operations

The Company uses a fiscal year ending on the last Saturday in July. On December 3, 2012, we acquired substantially all of the telecommunications infrastructure services subsidiaries of Quanta Services, Inc. Additionally, during the fourth quarter of fiscal 2013, the Company acquired Sage and certain assets of a tower construction and maintenance company. The results of operations of businesses acquired are included in the accompanying condensed consolidated financial statements from their dates of acquisition. The following table sets forth, as a percentage of revenues earned, our condensed consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	For the Three Months Ended				For the Six Months Ended
	January 25, 2014		January 26, 2013		January 25, 2014		January 26, 2013
	(Dollars in millions)
Revenues	$390.5	100.0%	$369.3	100.0%	$903.2	100.0%	$692.6	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	327.4	83.8%	301.5	81.6%	737.5	81.6%	558.6	80.6%
General and administrative	38.6	9.9%	38.8	10.5%	81.6	9.0%	67.7	9.8%
Depreciation and amortization	23.4	6.0%	20.8	5.6%	47.0	5.2%	36.1	5.2%
Total	389.4	99.7%	361.2	97.8%	866.1	95.9%	662.4	95.6%
Interest expense, net	(6.8)	(1.7)%	(5.7)	(1.6)%	(13.7)	(1.5)%	(9.9)	(1.4)%
Other income, net	0.6	0.2%	0.4	0.1%	2.6	0.3%	2.0	0.3%
Income (loss) before income taxes	(5.0)	(1.3)%	2.8	0.8%	26.1	2.9%	22.3	3.2%
Provision (benefit) for income taxes	(2.0)	(0.5)%	1.4	0.4%	10.5	1.2%	9.0	1.3%
Net income (loss)	$(3.1)	(0.8)%	$1.5	0.4%	$15.6	1.7%	$13.3	1.9%

Revenues. The following table presents information regarding total revenues by type of customer for the three months ended January 25, 2014 and January 26, 2013 (totals may not add due to rounding):

	For the Three Months Ended
	January 25, 2014		January 26, 2013
	Revenue	% of Total	Revenue	% of Total	Increase	% Increase
	(Dollars in millions)
Telecommunications	$339.6	87.0%	$324.2	87.8%	$15.4	4.7%
Underground facility locating	29.3	7.5	27.6	7.5	1.7	6.1%
Electric and gas utilities and other customers	21.6	5.5	17.5	4.7	4.1	23.4%
Total contract revenues	$390.5	100.0%	$369.3	100.0%	$21.2	5.7%

Revenues increased $21.2 million, or 5.7%, to $390.5 million during the three months ended January 25, 2014 as compared to the three months ended January 26, 2013. During the three months ended January 25, 2014, $111.5 million of revenue was generated by businesses acquired in fiscal 2013.

The following table presents total revenues by type of customer for the three months ended January 25, 2014 and January 26, 2013, excluding the amounts attributed to the businesses acquired.

	For the Three Months Ended
	January 25, 2014	January 26, 2013
	Revenue	Revenue	Increase (decrease)	% Increase (decrease)
	(Dollars in millions)
Telecommunications	$239.0	$255.8	$(16.8)	(6.6)%
Underground facility locating	28.8	27.4	1.4	5.0%
Electric and gas utilities and other customers	11.2	10.2	1.0	10.2%
	279.0	293.4	(14.4)	(4.9)%
Revenues from businesses acquired in fiscal 2013	111.5	75.9	35.6	46.8%
Total contract revenues	$390.5	$369.3	$21.2	5.7%

Revenues from specialty construction services provided to telecommunications companies, excluding amounts attributed to businesses acquired in fiscal 2013, decreased 6.6%, or $16.8 million, to $239.0 million during the three months ended January 25, 2014 compared to $255.8 million during the three months ended January 26, 2013. During the three months ended January 25, 2014, revenues increased approximately $20.5 million for a significant customer, including revenues derived from improvements to its wireless network. Additionally, revenues increased $6.9 million for services on a customer's network and $7.5 million for two leading cable multiple system operators for maintenance and construction services, including services to provision fiber to small and medium businesses as well as network upgrades. Partially offsetting these increases were decreases of storm restoration revenues. During the three months ended January 26, 2013, storm restoration revenues were $16.7 million while there were no significant revenues for storm restoration services in the current period. Additionally, there was a $8.8 million decline in revenue from services provided for a telephone company, including rural broadband services. Other telecommunications customers had net decreases in revenue of $26.2 million for the three months ended January 25, 2014 as compared to the three months ended January 26, 2013, from lower rural broadband services and adverse weather conditions during the second fiscal quarter of 2014. A portion of these declines was due to a $9.3 million reduction in revenues for customers with stimulus work which is comprised of projects funded in part by the American Recovery and Reinvestment Act of 2009.

Revenues from underground facility locating customers, excluding amounts attributed to businesses acquired in fiscal 2013, increased 5.0%, to $28.8 million during the three months ended January 25, 2014 compared to $27.4 million during the three months ended January 26, 2013. The increase is primarily due to new contracts entered into during fiscal 2014 and fiscal 2013. These increases were partially offset by contracts that ended during the second quarter of fiscal 2014.

Revenues from electric and gas utilities and other construction and maintenance customers, excluding amounts attributed to businesses acquired in fiscal 2013, increased to $11.2 million during the three months ended January 25, 2014 compared to $10.2 million during the three months ended January 26, 2013. The increase was primarily attributable to increases in work performed for several electric utilities.

The following table presents information regarding total revenues by type of customer for the six months ended January 25, 2014 and January 26, 2013 (totals may not add due to rounding):

	For the Six Months Ended
	January 25, 2014		January 26, 2013
	Revenue	% of Total	Revenue	% of Total	Increase	% Increase
	(Dollars in millions)
Telecommunications	$789.7	87.4%	$603.2	87.1%	$186.6	30.9%
Underground facility locating	65.8	7.3	60.5	8.7	5.4	8.9%
Electric and gas utilities and other customers	47.7	5.3	29.0	4.2	18.7	64.6%
Total contract revenues	$903.2	100.0%	$692.6	100.0%	$210.6	30.4%

Revenues increased $210.6 million, or 30.4%, to $903.2 million during the six months ended January 25, 2014 as compared to the six months ended January 26, 2013. Of this increase, $192.6 million was generated by businesses acquired in fiscal 2013.

The following table presents total revenues by type of customer for the six months ended January 25, 2014 and January 26, 2013, excluding the amounts attributed to the businesses acquired.

	For the Six Months Ended
	January 25, 2014	January 26, 2013
	Revenue	Revenue	Increase	% Increase
	(Dollars in millions)
Telecommunications	$546.7	$534.8	$12.0	2.2%
Underground facility locating	64.6	60.2	4.4	7.3%
Electric and gas utilities and other customers	23.3	21.6	1.7	7.7%
	634.6	616.7	18.0	2.9%
Revenues from businesses acquired in fiscal 2013	268.6	75.9	192.6	253.6%
Total contract revenues	$903.2	$692.6	$210.6	30.4%

Revenues from specialty construction services provided to telecommunications companies, excluding amounts attributed to businesses acquired in fiscal 2013, increased 2.2%, or $12.0 million, to $546.7 million during the six months ended January 25, 2014 compared to $534.8 million during the six months ended January 26, 2013. During the six months ended January 25, 2014, revenues increased approximately $58.8 million for a significant customer, including revenues derived from improvements to its wireless network. Additionally, revenues increased $17.1 million for services on a customer's network and $13.3 million for two leading cable multiple system operators for maintenance and construction services, including services to provision fiber to small and medium businesses as well as network upgrades. Partially offsetting these increases were decreases of storm restoration revenues. During the six months ended January 26, 2013, storm restoration revenues were $16.7 million while there were no significant revenues for storm restoration services in the current year period. Additionally, there was a $22.0 million decline in revenue from services provided for a telephone company, including rural broadband services. Other telecommunications customers had net decreases in revenue of $38.5 million for the six months ended January 25, 2014 as compared to the six months ended January 26, 2013, from lower rural broadband services and adverse weather conditions during the second fiscal quarter of 2014. A portion of these declines was due to a $22.7 million reduction in revenues for customers with stimulus work which is comprised of projects funded in part by the American Recovery and Reinvestment Act of 2009.

Revenues from underground facility locating customers, excluding amounts attributed to businesses acquired in fiscal 2013, increased 7.3%, to $64.6 million during the six months ended January 25, 2014 compared to $60.2 million during the six months ended January 26, 2013. The increase is primarily due to new contracts entered into during fiscal 2014 and fiscal 2013. These increases were partially offset by contracts that ended during the second quarter of fiscal 2014.

Revenues from electric and gas utilities and other construction and maintenance customers, excluding amounts attributed to businesses acquired in fiscal 2013, increased to $23.3 million during the six months ended January 25, 2014 compared to $21.6 million during the six months ended January 26, 2013. The increase was primarily attributable to increases in work performed for several electric utilities.

Costs of Earned Revenues. Costs of earned revenues increased to $327.4 million during the three months ended January 25, 2014 compared to $301.5 million during the three months ended January 26, 2013. The increase was primarily due to a higher level of operations during the three months ended January 25, 2014, including a full quarter of operations from the Acquired Subsidiaries and operations from businesses acquired during the fourth quarter of fiscal 2013. The primary components of the total increase was a $13.1 million aggregate increase in direct labor and independent subcontractor costs, a $5.0 million increase in direct material costs, a $2.8 million increase in equipment costs and an aggregate $5.0 million increase in other direct costs during the three months ended January 25, 2014 as compared to the three months ended January 26, 2013.

Costs of earned revenues as a percentage of contract revenues increased 2.2% for the three months ended January 25, 2014 as compared to the three months ended January 26, 2013. The increase was primarily a result of severe weather conditions during the three months ended January 25, 2014 which negatively impacted productivity and margins. During the three months ended January 25, 2014, total direct labor and independent subcontractor costs as a percentage of total revenue increased 0.1%, equipment costs increased 0.6% as a percentage of total revenue, fuel costs increased 0.1% as a percentage of total revenue, and other direct costs increased 0.6% as a percentage of total revenue as compared to the three months ended January 26, 2013, partially as a result of the reduced operations from adverse winter weather conditions during the three months ended January 25, 2014. Additionally, our mix of work included a higher level of projects where we provided materials to the customer which resulted in a 0.8% increase in direct material costs as a percentage of total revenue as compared to the three months ended January 26, 2013.

Costs of earned revenues increased to $737.5 million during the six months ended January 25, 2014 compared to $558.6 million during the six months ended January 26, 2013. The increase was primarily due to a higher level of operations during the six months ended January 25, 2014, including operations of businesses acquired in fiscal 2013. The primary components of the total increase was a $118.5 million aggregate increase in direct labor and independent subcontractor costs, a $27.2 million increase in direct material costs, a $10.9 million increase in equipment costs, a $4.8 million increase in fuel costs, and an aggregate $17.5 million increase in other direct costs.

Costs of earned revenues as a percentage of contract revenues increased 1.0% for the six months ended January 25, 2014 as compared to the six months ended January 26, 2013. The increase was partially a result of severe weather conditions during the latter part of the second fiscal quarter ended January 25, 2014 which negatively impacted productivity and margins for the six month period. Equipment costs increased 0.6% as a percentage of total revenue during the six months ended January 25, 2014. Additionally, our mix of work included a higher level of projects where we provided materials to the customer which resulted in a 1.1% increase in direct material costs as a percentage of total revenue. Partially offsetting these increases, total direct labor and independent subcontractor costs decreased 0.6% as a percentage of total revenue and other direct costs decreased 0.1% as a percentage of total revenue during the six months ended January 25, 2014 as compared to the six months ended January 26, 2013.

General and Administrative Expenses. General and administrative expenses decreased to $38.6 million, or 9.9% as a percentage of contract revenues, during the three months ended January 25, 2014 as compared to $38.8 million, or 10.5% as a percentage of contract revenues, for the three months ended January 26, 2013. The decrease in total general and administrative expenses for the three months ended January 25, 2014 resulted primarily from decreases in acquisition and integration costs during the current period as compared to the prior year. During the three months ended January 25, 2014, we did not have any acquisition costs and we incurred integration costs of approximately $0.7 million compared to approximately $5.8 million and $0.9 million of acquisition and integration costs, respectively, incurred during the three months ended January 26, 2013 in connection with the acquisition of the Acquired Subsidiaries. Additionally, incentive compensation expenses decreased during the three months ended January 25, 2014 as compared to the three months ended January 26, 2013 as a result of reduced profitability from adverse weather impacts. These decreases were partially offset by the incremental general and administrative costs of the businesses acquired on December 3, 2012. Additionally, stock-based compensation increased to $3.5 million during the three months ended January 25, 2014 from $2.5 million during the three months ended January 26, 2013, due to increased restricted share unit expense, including stock-based awards granted to employees of businesses acquired during fiscal 2013.

General and administrative expenses increased to $81.6 million, or 9.0% as a percentage of contract revenues, during the six months ended January 25, 2014 as compared to $67.7 million, or 9.8% as a percentage of contract revenues, for the six months ended January 26, 2013. The increase in total general and administrative expenses for the six months ended January 25, 2014 resulted primarily from the general and administrative costs of the businesses acquired in fiscal 2013, increased payroll expenses as a result of growth and higher professional fees. Additionally, stock-based compensation increased to $7.0 million during the six months ended January 25, 2014 from $4.8 million during the six months ended January 26, 2013, due to increased restricted share unit expense, including stock-based awards granted to employees of businesses acquired during fiscal 2013. These increases were partially offset by decreases in acquisition and integration costs during the current period as compared to the prior year. During the six months ended January 25, 2014, we did not have any acquisition costs and we incurred integration costs of approximately $2.2 million compared to approximately $6.5 million and $0.9 million of acquisition and integration costs, respectively, incurred during the six months ended January 26, 2013 in connection with the acquisition of the Acquired Subsidiaries.

Depreciation and Amortization. Depreciation and amortization expense increased to $23.4 million during the three months ended January 25, 2014 from $20.8 million during the three months ended January 26, 2013 and totaled 6.0% and 5.6%, respectively, as a percentage of contract revenues during the current and prior year periods. The increase in depreciation and amortization expense during the three months ended January 25, 2014 is a result of the addition of fixed assets relating to the businesses acquired during fiscal 2013, partially offset by certain fixed assets becoming fully depreciated in fiscal 2013 and 2014. Additionally, there was a slight reduction in amortization expense to $4.8 million for the three months ended January 25, 2014 from $5.0 million during the three months ended January 26, 2013. Depreciation and amortization increased to $47.0 million during the six months ended January 25, 2014 from $36.1 million during the six months ended January 26, 2013 and totaled 5.2% as a percentage of contract revenues during both the current and prior year six month periods. The increase in depreciation and amortization expense during the six months ended January 25, 2014 is a result of the addition of fixed assets and amortizing intangibles relating to the businesses acquired during fiscal 2013. These increases were partially offset by certain fixed assets becoming fully depreciated in fiscal 2013 and 2014. Included in depreciation and amortization expense, amortization expense was $9.9 million and $6.5 million during the six months ended January 25, 2014 and January 26, 2013, respectively.

Interest Expense, Net. Interest expense, net was $6.8 million and $5.7 million during the three months ended January 25, 2014 and January 26, 2013, respectively. Interest expense, net was $13.7 million and $9.9 million during the six months ended January 25, 2014 and January 26, 2013, respectively. The increase for the three and six months ended January 25, 2014 reflects higher debt balances outstanding during the current periods primarily related to the financing of the purchase of the Acquired Subsidiaries. The additional interest cost on incremental debt was partially offset by lower cost of debt related to the replacement of our previous credit agreement during fiscal 2013.

Other Income, Net. Other income increased to $0.6 million during the three months ended January 25, 2014 from $0.4 million during the three months ended January 26, 2013 and increased to $2.6 million during the six months ended January 25, 2014 from $2.0 million during the six months ended January 26, 2013. The increases in other income were primarily a function of the number of assets sold and prices obtained for those assets during the current and prior year periods. Additionally, during the three and six months ended January 26, 2013, we recognized $0.3 million in write-off of deferred financing costs associated with the replacement of our previous credit facility in December 2012.

Income Taxes. The following table presents our income tax expense (benefit) and effective income tax rate for the three and six months ended January 25, 2014 and January 26, 2013:

	For the Three Months Ended		For the Six Months Ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013
	(Dollars in millions)
Income tax provision (benefit)	$(2.0)	$1.4	$10.5	$9.0
Effective income tax rate	39.1%	48.6%	40.2%	40.4%

Variations in our effective income tax rate for the three and six months ended January 25, 2014 and January 26, 2013 are primarily attributable to the impact of non-deductible and non-taxable items, disqualifying dispositions of incentive stock option exercises, and production-related tax credits recognized in relation to our pre-tax results during the period. Non-deductible and non-taxable items will generally have a reduced impact on the effective income tax rate in periods of greater pre-tax results. We had total unrecognized tax benefits of approximately $2.3 million at both January 25, 2014 and July 27, 2013 that, if recognized, would favorably effect our effective tax rate.

Net Income (Loss). Net loss was $3.1 million during the three months ended January 25, 2014 as compared to net income of $1.5 million during the three months ended January 26, 2013. Net income was $15.6 million during the six months ended January 25, 2014 as compared to $13.3 million during the six months ended January 26, 2013.

Liquidity and Capital Resources

Cash and Equivalents. Cash and equivalents totaled $16.3 million at January 25, 2014 compared to $18.6 million at July 27, 2013. Cash and equivalents primarily include balances on deposit with banks.

Sources of Cash. Our sources of cash have been operating activities, long-term debt, equity offerings, stock option proceeds, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, equipment, materials and subcontractors, are required to be paid before the accounts receivables resulting from the work performed are invoiced and collected from the customer. Our working capital (total current assets less total current liabilities) was $350.6 million at January 25, 2014 compared to $341.3 million at July 27, 2013.

Net cash flows. The following table presents our net cash flows for the six months ended January 25, 2014 and January 26, 2013:

	For the Six Months Ended
	January 25, 2014	January 26, 2013
	(Dollars in millions)

Provided by operating activities	$67.9	$91.2
Used in investing activities	$(44.6)	$(341.0)
Provided by (used in) financing activities	$(25.5)	$219.8

Cash from Operating Activities. During the six months ended January 25, 2014, net cash provided by operating activities was $67.9 million. Non-cash items during the six months ended January 25, 2014 and January 26, 2013 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, and deferred income taxes.

Changes in working capital (excluding cash) and changes in other long-term assets and liabilities provided $0.8 million of operating cash flow during the six months ended January 25, 2014. The primary working capital sources of cash flow during the six months ended January 25, 2014 were decreases in accounts receivable and net costs and estimated earnings in excess of billings of $20.1 million and $30.3 million, respectively. Our days sales outstanding ("DSO") for accounts receivable (based on ending accounts receivable divided by average daily revenue for the most recently completed quarter) increased to 54 days as of January 25, 2014 compared to 49 days as of January 26, 2013. Our payment terms for contracts of our subsidiaries, including the Acquired Subsidiaries, vary by customer and primarily range from 30 to 60 days after invoicing the customer. Our DSO for costs and estimated earnings in excess of billings ("CIEB") increased to 37 days as of January 25, 2014 compared to 30 days as of January 26, 2013. The increase in our DSO’s as compared to the prior year period was in part a result of the Acquired Subsidiaries having a generally slower processing cycle for invoicing and collections compared to our legacy subsidiaries. We are currently integrating the systems and processes of the Acquired Subsidiaries which we believe will reduce the time associated with invoicing and collections. Additionally, several of our legacy and Acquired Subsidiaries have performed work for certain rural customers, including those projects funded in part by the American Recovery and Reinvestment Act of 2009 and have experienced longer DSO’s. These customers have increased documentation that is required and results in longer billing and collection cycle times. These projects contributed to our growth during fiscal 2013 and the increase in DSO’s.

CIEB balances are maintained at a detailed task-specific or project level and are evaluated regularly for realizability. Such amounts are billable in the normal course of business according to the contract terms, which may consider the completion of specific tasks or the passage of time. Project delays for commercial issues such as permitting, engineering changes, incremental documentation requirements or difficult job site conditions can extend the time needed to complete certain tasks and may delay the timing of invoicing the customer for the work performed. We were not experiencing any material project delays or other circumstances that would impact the realizability of the CIEB balance as of January 25, 2014. Additionally, there are no material amounts of CIEB related to claims or unapproved change orders as of January 25, 2014 or July 27, 2013. As of January 25, 2014, we believe that none of our significant customers was experiencing financial difficulties that would impact the realizability of our CIEB or the collectability of our trade accounts receivable.

Working capital changes that used operating cash flow during the six months ended January 25, 2014 were decreases in accounts payable of $15.6 million and net increases in income tax receivables during the period of $15.5 million due to the timing of required payments. Additionally, decreases in other accrued liabilities and accrued insurance claims used $4.6 million of cash flow primarily from amounts paid for annual incentive compensation during October 2013. Net increases in other current and other non-current assets combined used $13.9 million of operating cash flow during the six months ended January 25, 2014, primarily for higher levels of inventory and for other prepaid costs during the six months ended January 25, 2014.

During the six months ended January 26, 2013, net cash provided by operating activities was $91.2 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities provided $40.3 million of operating cash flow during the six months ended January 26, 2013. The primary working capital sources of cash flow during the six months ended January 26, 2013 were decreases in accounts receivable and net costs and estimated earnings in excess of billings of $27.5 million and $39.8 million, respectively. Working capital changes that used operating cash flow during the six months ended January 26, 2013 were decreases in accounts payable of $11.9 million and net increases in income tax receivables during the period of $0.9 million due to the timing of required payments. Additionally, decreases in other accrued liabilities and accrued insurance claims used $10.5 million of cash flow primarily from amounts paid for annual incentive compensation during October 2012 and net increases in other current and other non-current assets combined used $3.7 million of operating cash flow during the six months ended January 26, 2013.

Cash Used in Investing Activities. Net cash used in investing activities was $44.6 million and $341.0 million during the six months ended January 25, 2014 and January 26, 2013, respectively. During the six months ended January 26, 2013 we paid $314.8 million in connection with the acquisition of the Acquired Subsidiaries. An additional $4.7 million of the purchase price was accrued at January 26, 2013 and was a non-cash investing activity during the six months ended January 26, 2013. During the six months ended January 25, 2014 and January 26, 2013, capital expenditures of $49.2 million and $29.0 million, respectively, were offset in part by proceeds from the sale of assets of $5.0 million and $2.8 million, respectively. Restricted cash, primarily related to funding provisions of our insurance program, increased $0.3 million during the six months ended January 25, 2014.

Cash (Used In) Provided by Financing Activities. Net cash used in financing activities was $25.5 million during the six months ended January 25, 2014. During the six months ended January 25, 2014, net revolving paydowns under our credit agreement were $23.0 million, and we made additional principal payments on our term loan of $3.1 million. During the six months ended January 25, 2014, we repurchased 360,900 shares of our common stock in open market transactions, at an average price of $27.71 per share, for approximately $10.0 million. We received $11.9 million from the exercise of stock options during the six months ended January 25, 2014 and $2.3 million of excess tax benefits primarily from the exercises of stock options and vesting of restricted share units during the six months ended January 25, 2014. Additionally, we withheld shares of restricted units and paid $3.6 million to tax authorities in order to meet payroll tax withholdings obligations on restricted units that vested during the six months ended January 25, 2014.

Net cash provided by financing activities was $219.8 million during the six months ended January 26, 2013. During the six months ended January 26, 2013, we received $93.8 million in gross proceeds from the issuance of long-term debt comprised of the issuance of an incremental $90.0 million in 7.125% senior subordinated notes due 2021 (the "2021 Notes") and $3.8 million in premium received in connection with the issuance, $125.0 million in proceeds from our term loan and $180.5 million in revolving borrowings under our credit agreement, of which $160.5 million in principal was subsequently repaid during the quarter, including amounts repaid with the net proceeds of the $93.8 million issuance of 2021 Notes. Additionally, during the six months ended January 26, 2013, we paid $6.4 million of debt issuance costs in connection with the new Credit Agreement and issuance of the 2021 Notes. We paid less than $0.1 million for principal payments on capital leases during the six months ended January 26, 2013.

During the six months ended January 26, 2013, we repurchased 1,047,000 shares of our common stock in open market transactions, at an average price of $14.52 per share, for approximately $15.2 million. We received $2.9 million from the exercise of stock options during the six months ended January 26, 2013 and $0.6 million of excess tax benefits primarily from the exercises of stock options and vesting of restricted share units during the six months ended January 26, 2013. Additionally, we withheld shares of restricted units and paid $0.9 million to tax authorities in order to meet payroll tax withholdings obligations on restricted units that vested during the six months ended January 26, 2013.

Compliance with Credit Agreement and Indenture. We are party to a Credit Agreement with various lenders which matures in December 2017. The Credit Agreement provides for a $275 million revolving facility and a $125 million term loan (the "Term Loan"). We had outstanding revolver borrowings under the Credit Agreement of $26.0 million and $49.0 million as of January 25, 2014 and July 27, 2013, respectively. Borrowings under the Credit Agreement accrued interest at a weighted average rate of approximately 2.16% per annum and 2.19% per annum as of January 25, 2014 and July 27, 2013, respectively. As of January 25, 2014 and July 27, 2013, we had $118.8 million and $121.9 million, respectively, of outstanding principal amount under the Term Loan, which accrued interest at 2.16% and 2.19% per annum, respectively. Borrowings under the Credit Agreement are guaranteed by substantially all of our subsidiaries and secured by the stock of each wholly-owned, domestic subsidiary (subject to specified exceptions) and can be used to refinance certain indebtedness, to provide general working capital, and for other general corporate purposes.

Standby letters of credit of approximately $49.7 million and $46.7 million, issued as part of the Company's insurance program, were outstanding under the Credit Agreement as of January 25, 2014 and July 27, 2013, respectively. Interest on outstanding standby letters of credit accrued at 2.0% per annum at both January 25, 2014 and July 27, 2013, respectively. Unutilized commitments were at rates per annum of 0.35% at both January 25, 2014 and July 27, 2013.

At January 25, 2014 and July 27, 2013, we were in compliance with the financial covenants of the Credit Agreement and had additional borrowing availability of $199.3 million and $179.3 million, respectively, as determined by the most restrictive covenants of the Credit Agreement.

On January 25, 2014 and July 27, 2013, Dycom Investments, Inc., one of our subsidiaries, had outstanding an aggregate principal amount of $277.5 million of 7.125% senior subordinated notes due 2021 that were issued under an indenture dated January 21, 2011 (the "Indenture"). In addition, the 2021 Notes had a debt premium of $3.4 million and $3.6 million as of January 25, 2014 and July 27, 2013, respectively.

The 2021 Notes are guaranteed by us and substantially all of our subsidiaries. For additional information regarding these guarantees see Note 19, Supplemental Consolidating Financial Statements, in Notes to the Condensed Consolidated Financial Statements. The Indenture contains covenants that limit, among other things, our ability to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of our subsidiaries to pay dividends or make payments to us and our restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of its assets.

Contractual Obligations. The following tables set forth our outstanding contractual obligations, including related party leases, as of January 25, 2014:

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
	(Dollars in thousands)
7.125% senior subordinated notes due 2021	$—	$—	$—	$277,500	$277,500
Senior Credit Agreement Term Loan	9,375	28,125	81,250	—	118,750
Borrowings on senior Credit Agreement	—	—	26,000	—	26,000
Fixed interest payments on long-term debt (a)	19,772	39,544	39,544	39,543	138,403
Operating lease obligations	14,943	17,526	4,607	1,464	38,540
Employment agreements	6,114	6,792	416	—	13,322
Purchase and other contractual obligations	12,525	—	—	—	12,525
Total	$62,729	$91,987	$151,817	$318,507	$625,040

(a) Includes interest payments on our $277.5 million in aggregate principal amount of 2021 Notes outstanding and excludes any interest payments on our variable rate debt. Variable rate debt as of January 25, 2014 was comprised of $118.8 million outstanding on our Term Loan and $26.0 million in outstanding revolving borrowings under our Credit Agreement.

Purchase and other contractual obligations in the table above primarily represent obligations under agreements to purchase undelivered vehicles and equipment. We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of January 25, 2014.

Our condensed consolidated balance sheet as of January 25, 2014 includes a long-term liability of approximately $30.9 million for accrued insurance claims. This liability has been excluded from the above table as the timing of any cash payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was $2.3 million at both January 25, 2014 and July 27, 2013 and is included in other liabilities in the condensed consolidated balance sheet. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Off-Balance Sheet Arrangements. Performance Bonds and Guarantees – We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of January 25, 2014, we had $425.6 million of outstanding performance and other surety contract bonds. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $207.9 million as of January 25, 2014. No material events have occurred in which the customers have exercised their rights under the bonds. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit – We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize our obligations to our insurance carriers in connection with the settlement of potential claims. As of January 25, 2014 and July 27, 2013 we had $49.7 million and $46.7 million, respectively, outstanding standby letters of credit issued under the Credit Agreement.

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

Backlog. Our backlog consists of the estimated uncompleted portion of services to be performed under contractual agreements with our customers and totaled $2.147 billion and $2.197 billion at January 25, 2014 and July 27, 2013, respectively. We expect to complete 55.6% of the January 25, 2014 backlog during the next twelve months. Our backlog estimates represent amounts under master service agreements and other contractual agreements for services projected to be performed over the terms of the contracts and are based on contract terms, our historical experience with customers and, more generally, our experience in similar procurements

Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to commercial issues and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. While we have not experienced any material cancellations during fiscal 2013 or the six months ended January 25, 2014, the majority of these contracts may be canceled by our customers upon notice, regardless of whether or not we are in default. Our estimates of a customer's requirements during a particular future period may prove to be inaccurate. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded was not material.

Backlog is considered a Non-GAAP financial measure as defined by SEC Regulation G; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.

Seasonality and Quarterly Fluctuations

Our revenues exhibit seasonality as a significant portion of our work is performed outdoors. Consequently, our operations are impacted by extended periods of inclement weather which are more likely to occur during the winter season, impacting our second and third fiscal quarters. Variations influenced by seasonality may be further impacted as a result of businesses acquired during fiscal 2013 based on some of the cold weather geographies where they perform work. Also, a disproportionate percentage of total paid holidays fall within our second quarter, which decreases the number of available workdays. Additionally, our customer premise equipment installation activities for cable providers historically decrease around calendar year end holidays as their customers generally require less activity during this period. As a result, we may experience reduced revenue in the second or third quarters of our fiscal year.

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

Our revolving credit facility permits borrowings at a variable rate of interest. On January 25, 2014, we had variable rate debt outstanding under the Credit Agreement of $26.0 million of revolver borrowings and a $118.8 million term loan. Interest related to the borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of the Credit Agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly increase or decrease by approximately $0.7 million annually. Additionally, outstanding long-term debt on January 25, 2014 included $277.5 million of principal amount of the 2021 Notes, which bear a fixed rate of interest of 7.125%. Due to the fixed rate of interest on the notes, changes in interest rates would not have an impact on the related interest expense. The fair value of the outstanding notes was approximately $298.7 million on January 25, 2014, based on quoted market prices, as compared to $280.9 million carrying value (including debt premium of $3.4 million). There exists market risk sensitivity on the fair value of the fixed rate notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the notes of approximately $8.0 million, calculated on a discounted cash flow basis.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of January 25, 2014, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of January 25, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 25, 2014, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (2) accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In October 2012, a former employee of UtiliQuest, LLC ("UtiliQuest"), a wholly-owned subsidiary of the Company, commenced a lawsuit against UtiliQuest in the Superior Court of California. The lawsuit alleges that UtiliQuest violated the California Labor Code, the California Business & Professions Code and the Labor Code Private Attorneys General Act of 2004 by failing to pay for all hours worked (including overtime) and failing to provide meal breaks and accurate wage statements. The plaintiff seeks unspecified damages and other relief on behalf of himself and a putative class of current and former employees of UtiliQuest who worked as locators in the State of California in the four years preceding the filing date of the lawsuit. In January 2013, UtiliQuest removed the case to the United States District Court for the Northern District of California and the plaintiff subsequently filed a Motion to Remand the case back to the California Superior Court. In April 2013, the parties exchanged initial disclosures and in July 2013, the District Court granted plaintiff's Motion to Remand. UtiliQuest filed its second removal of the case to the District Court in October 2013. On January 8, 2014, the District Court remanded the matter back to the California Superior Court. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. We intend to vigorously defend ourselves against this lawsuit.

From time to time, we are party to various other claims and legal proceedings. It is the opinion of management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes the Company's purchases of its common stock during the three months ended January 25, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Share Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 27, 2013 - November 23, 2013	—	—	—	(b)
November 24, 2013 - December 21, 2013	110,727 (a)	$27.19	—	(b)
December 22, 2013 - January 25, 2014	360,900 (b)	$27.71	—	(b)

(a) Shares were withheld to satisfy tax withholding obligations that arose on the vesting of restricted stock units. All shares repurchased have been canceled. The shares withheld for tax withholdings do not reduce the Company’s total share repurchase authority.

(b) On August 27, 2013, the Board of Directors authorized $40.0 million to repurchase shares of the Company's outstanding common stock over the subsequent eighteen months in open market or private transactions. As of January 25, 2014, $30.0 million authorization remained available for repurchases through February 2015.

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

101++**
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2014, formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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

DYCOM INDUSTRIES, INC.
Registrant

Date:	March 4, 2014	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date:	March 4, 2014	/s/ H. Andrew DeFerrari
Name: H. Andrew DeFerrari Title: Senior Vice President and Chief Financial Officer