Form 10-Q
period 2014-04-26
DYCOM INDUSTRIES INC
filed 2014-05-23
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 26, 2014

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

There were 33,948,314 shares of common stock with a par value of $0.33 1/3 outstanding at May 20, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	April 26, 2014	July 27, 2013
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$18,722	$18,607
Accounts receivable, net	233,276	252,202
Costs and estimated earnings in excess of billings	198,581	204,349
Inventories	42,512	35,999
Deferred tax assets, net	17,156	16,853
Income taxes receivable	12,287	2,516
Other current assets	18,656	10,608
Total current assets	541,190	541,134

PROPERTY AND EQUIPMENT, NET	205,703	202,703
GOODWILL	267,810	267,810
INTANGIBLE ASSETS, NET	111,819	125,275
OTHER	16,254	17,286
TOTAL NON-CURRENT ASSETS	601,586	613,074
TOTAL ASSETS	$1,142,776	$1,154,208

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$62,985	$77,954
Current portion of debt	10,156	7,813
Billings in excess of costs and estimated earnings	13,401	13,788
Accrued insurance claims	32,567	29,069
Other accrued liabilities	69,758	71,191
Total current liabilities	188,867	199,815

LONG-TERM DEBT (including debt premium of $3.3 million and $3.6 million, respectively)	403,082	444,169
ACCRUED INSURANCE CLAIMS	32,027	27,250
DEFERRED TAX LIABILITIES, NET NON-CURRENT	47,915	48,612
OTHER LIABILITIES	5,960	6,001
Total liabilities	677,851	725,847

COMMITMENTS AND CONTINGENCIES, Note 17

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 33,942,748 and 33,264,117 issued and outstanding, respectively	11,314	11,088
Additional paid-in capital	128,387	115,205
Accumulated other comprehensive (loss) income	(229)	103
Retained earnings	325,453	301,965
Total stockholders' equity	464,925	428,361
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,142,776	$1,154,208

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	April 26, 2014	April 27, 2013
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$426,284	$437,367

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	350,352	357,664
General and administrative (including stock-based compensation expense of $2.7 million and $2.5 million, respectively)	39,162	38,205
Depreciation and amortization	22,726	24,531
Total	412,240	420,400

Interest expense, net	(6,563)	(6,637)
Other income, net	5,593	1,477
INCOME BEFORE INCOME TAXES	13,074	11,807

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	7,094	7,246
Deferred	(1,915)	(2,638)
Total	5,179	4,608

NET INCOME	$7,895	$7,199

EARNINGS PER COMMON SHARE:
Basic earnings per common share	$0.23	$0.22

Diluted earnings per common share	$0.23	$0.21

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	33,860,832	33,033,740

Diluted	34,763,035	33,842,150

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Nine Months Ended
	April 26, 2014	April 27, 2013
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$1,329,522	$1,129,980

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	1,087,824	916,247
General and administrative (including stock-based compensation expense of $9.7 million and $7.3 million, respectively)	120,799	105,857
Depreciation and amortization	69,713	60,660
Total	1,278,336	1,082,764

Interest expense, net	(20,249)	(16,582)
Other income, net	8,200	3,519
INCOME BEFORE INCOME TAXES	39,137	34,153

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	16,666	17,589
Deferred	(1,017)	(3,958)
Total	15,649	13,631

NET INCOME	$23,488	$20,522

EARNINGS PER COMMON SHARE:
Basic earnings per common share	$0.70	$0.62

Diluted earnings per common share	$0.68	$0.61

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	33,707,957	32,968,897

Diluted	34,767,400	33,684,974

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
	(Dollars in thousands)
NET INCOME	$7,895	$7,199	$23,488	$20,522
Foreign currency translation losses	(46)	(21)	(332)	(8)
COMPREHENSIVE INCOME	$7,849	$7,178	$23,156	$20,514

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	April 26, 2014	April 27, 2013
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$23,488	$20,522
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	69,713	60,660
Bad debt expense, net	519	51
Gain on sale of fixed assets	(7,904)	(3,867)
Deferred income tax provision (benefit)	(1,017)	(3,958)
Stock-based compensation	9,721	7,275
Write-off of deferred financing costs	—	321
Amortization of premium on long-term debt	(275)	(131)
Amortization of debt issuance costs and other	1,428	1,192
Excess tax benefit from share-based awards	(2,837)	(758)
Change in operating assets and liabilities:
Accounts receivable, net	18,406	20,885
Costs and estimated earnings in excess of billings, net	5,381	4,880
Other current assets and inventory	(13,242)	(2,490)
Other assets	(646)	43
Income taxes receivable/payable	(8,827)	5,420
Accounts payable	(5,506)	(11,572)
Accrued liabilities, insurance claims, and other liabilities	9,089	(7,146)
Net cash provided by operating activities	97,491	91,327

INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	(700)	(318,984)
Capital expenditures	(70,585)	(45,743)
Proceeds from sale of assets	9,425	4,467
Changes in restricted cash	(305)	(31)
Net cash used in investing activities	(62,165)	(360,291)

FINANCING ACTIVITIES:
Proceeds from issuance of 7.125% senior subordinated notes due 2021 (including $3.8 million premium on fiscal 2013 issuance)	—	93,825
Proceeds from borrowings on senior Credit Agreement	337,000	310,500
Proceeds from Term Loan on senior Credit Agreement	—	125,000
Principal payments on senior Credit Agreement, including Term Loan	(375,469)	(276,063)
Debt issuance costs	—	(6,739)
Repurchases of common stock	(9,999)	(15,203)
Exercise of stock options	14,010	3,511
Restricted stock tax withholdings	(3,590)	(885)
Excess tax benefit from share-based awards	2,837	758
Principal payments on capital lease obligations	—	(74)
Net cash (used in) provided by financing activities	(35,211)	234,630

Net increase (decrease) in cash and equivalents	115	(34,334)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	18,607	52,581

CASH AND EQUIVALENTS AT END OF PERIOD	$18,722	$18,247

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	For the Nine Months Ended
	April 26, 2014	April 27, 2013
	(Dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$14,160	$10,122
Income taxes	$26,106	$12,149

Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$4,328	$2,626

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

Segment Information - The Company operates in one reportable segment as a specialty contractor, providing engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. The Company operates on a decentralized basis through its operating segments, each of which consists of a legal subsidiary (or in limited cases, the combination of two or more subsidiaries). Management of the operating segments report to the Company's Chief Operating Officer who reports to the Chief Executive Officer, the chief operating decision maker. All of the Company's operating segments have been aggregated into one reportable segment due to their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. The Company's services are provided by its operating segments throughout the United States and in Canada. Revenues from services provided in Canada were approximately $2.5 million and $7.9 million during the three and nine months ended April 26, 2014, respectively, and $3.3 million and $9.7 million during the three and nine months ended April 27, 2013, respectively. The Company had no material long-lived assets in Canada at April 26, 2014 or July 27, 2013.
Significant Acquisitions - On December 3, 2012, the Company acquired substantially all of the telecommunications infrastructure services subsidiaries of Quanta Services, Inc. The results of operations of these subsidiaries are included in the accompanying condensed consolidated financial statements from the date of acquisition. See Note 3, Acquisitions, for further information regarding the Company's acquisitions.

Accounting Period - The Company uses a fiscal year ending on the last Saturday in July.

Significant Accounting Policies & Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. At the time they are made, the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole. However, actual results could differ materially from those estimates. There have been no material changes to the Company's significant accounting policies and critical accounting estimates described in the Company's Annual Report on Form 10-K for the year ended July 27, 2013.

Restricted Cash - As of April 26, 2014 and July 27, 2013, the Company had approximately $4.0 million and $3.7 million, respectively, in restricted cash which is held as collateral in support of the Company's insurance obligations. Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the condensed consolidated statements of cash flows.

Fair Value of Financial Instruments - The Company's financial instruments consist primarily of cash and equivalents, restricted cash, accounts receivables, income taxes receivable and payable, accounts payable and certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the Company's outstanding 7.125% senior subordinated notes due 2021 (the "2021 Notes") which are based on observable market-based inputs (Level 2) as of April 26, 2014 and July 27, 2013. See Note 10, Debt, for further information regarding the fair value of the 2021 Notes. The Company's cash and equivalents as of April 26, 2014 and July 27, 2013 are based on quoted market prices in active markets for identical assets (Level 1). During the three and nine months ended April 26, 2014 and April 27, 2013, the Company had no non-recurring fair value measurements of assets or liabilities subsequent to their initial recognition.

Recently Issued Accounting Pronouncements

Adoption of New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). ASU 2012-02 permits entities first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test pursuant to Accounting Standards Codification ("ASC") Subtopic 350-30. If the entity determines that it is more likely than not that such asset is not impaired based on its qualitative assessment, no further testing is required. The Company adopted ASU 2012-02 in fiscal 2014 and it did not have a material effect on the Company's condensed consolidated financial statements.

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

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 changes the criteria for reporting discontinued operations. In accordance with ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 also requires expanded disclosures about the assets, liabilities, income, and expenses of discontinued operations as well as disclosure of the pre-tax income rising from a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. ASU 2014-08 will be effective for the Company's fiscal years beginning fiscal 2016 and interim reporting periods within that year. Early adoption is permitted only for disposals that have not been reported in financial statement previously issued or available for issuance. The Company is currently evaluating the effect of the adoption of this guidance on the condensed consolidated financial statements.

2. Computation of Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the Three Months Ended		For the Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders (numerator)	$7,895	$7,199	$23,488	$20,522

Weighted-average number of common shares (denominator)	33,860,832	33,033,740	33,707,957	32,968,897

Basic earnings per common share	$0.23	$0.22	$0.70	$0.62

Weighted-average number of common shares	33,860,832	33,033,740	33,707,957	32,968,897
Potential common stock arising from stock options, and unvested restricted share units	902,203	808,410	1,059,443	716,077
Total shares-diluted (denominator)	34,763,035	33,842,150	34,767,400	33,684,974

Diluted earnings per common share	$0.23	$0.21	$0.68	$0.61

Anti-dilutive weighted shares excluded from the calculation of earnings per share	576,257	1,309,752	570,859	1,338,523

3. Acquisitions

Fiscal 2014 - During the third quarter of fiscal 2014, the Company acquired a telecommunications specialty construction contractor in Canada for $0.7 million. The acquisition was not material to the Company.

Fiscal 2013 - On December 3, 2012, Dycom acquired substantially all of the telecommunications infrastructure services subsidiaries (the "Acquired Subsidiaries") of Quanta Services, Inc. for the sum of $275.0 million in cash, an adjustment of approximately $40.4 million for working capital received in excess of a target amount, and approximately $3.7 million for other specified items. The acquisition was funded through a combination of borrowings under a new $400 million credit facility and cash on hand. On December 12, 2012, Dycom Investments, Inc., a wholly-owned subsidiary of the Company, issued $90.0 million of 7.125% senior subordinated notes due 2021 and used the net proceeds to repay approximately $90.0 million of the credit facility borrowings. See Note 10, Debt, for further information regarding the Company's debt financing.

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

During the fourth quarter of fiscal 2013, the Company acquired Sage Telecommunications Corp of Colorado, LLC ("Sage") and certain assets of a tower construction and maintenance company for a combined total of $11.3 million, net of cash acquired. Sage provides telecommunications construction and project management services primarily for cable operators in the Western United States. These acquisitions were not material to the Company.

The purchase prices of these businesses acquired have been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their fair values on the respective dates of acquisition. Purchase price in excess of fair value of the separately identifiable assets acquired and the liabilities assumed have been allocated to goodwill. Purchase price allocations are based on information regarding the fair value of assets acquired and liabilities assumed as of the dates of acquisition. Management determined the fair values used in the purchase price allocations for intangible assets based on historical data, estimated discounted future cash flows, contract backlog amounts, if applicable, and expected royalty rates for trademarks and trade names as well as certain other assumptions. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. For the Acquired Subsidiaries, the fair values used in the purchase price allocation for intangible assets were determined by management with the assistance of an independent valuation specialist. The allocation of the purchase price of the Acquired Subsidiaries was completed during the fourth quarter of fiscal 2013. Purchase price allocations of businesses acquired during the fourth quarter of fiscal 2013 and the third quarter of fiscal 2014 are preliminary and as such are expected to be completed during the fourth quarter of fiscal 2014 when the valuations for intangible assets and other amounts are finalized. Additional information, which existed as of the acquisition dates but was unknown by the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. Adjustments in the purchase price allocations may require an adjustment of the amounts allocated to goodwill.

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

The results of operations of businesses acquired are included in the accompanying condensed consolidated financial statements from their dates of acquisition. For the three and nine months ended April 26, 2014 the Acquired Subsidiaries earned revenues of $99.1 million and $355.6 million, respectively, and recognized intangible amortization expense of $2.5 million and $9.0 million, respectively. Inclusive of charges allocated for management costs, the Acquired Subsidiaries had net income of less than $0.1 million and approximately $4.1 million for the three and nine months ended April 26, 2014, respectively. For the three months ended April 27, 2013 and the year-to-date fiscal 2013 period subsequent to acquisition, the Acquired Subsidiaries earned revenues of $122.9 million and $198.8 million, respectively, and recognized intangible amortization expense of $5.5 million and $8.8 million, respectively. The fiscal 2013 net income, inclusive of charges allocated for management costs, was immaterial.

Pro forma contract revenues, income before taxes, and net income were $1.358 billion, $60.5 million, and $36.3 million, respectively, for the nine months ended April 27, 2013, resulting in basic and diluted pro forma earnings per share of $1.10 and $1.08, respectively. This unaudited pro forma information presents the Company's consolidated results of operations as if the acquisition of the Acquired Subsidiaries had occurred on July 31, 2011, the first day of the Company's 2012 fiscal year and includes certain adjustments, including depreciation and amortization expense based on the estimated fair value of the assets acquired, interest expense related to the Company's debt financing of the transaction, and the income tax impact of these adjustments. Pro forma earnings during the nine months ended April 27, 2013 have been adjusted to reflect amortization and depreciation as if the acquisition had occurred on July 31, 2011. This includes the impact of amortization expense, including customer relationships and contract backlog which is being recognized on an accelerated basis related to the expected economic benefit. Pro forma results also reflect depreciation expense which is recognized over the estimated useful lives of the related property and equipment. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had the acquisition occurred at the beginning of the periods presented nor is it indicative of future results.

4. Accounts Receivable

Accounts receivable consists of the following:

	April 26, 2014	July 27, 2013
	(Dollars in thousands)
Contract billings	$220,425	$239,498
Retainage and other receivables	13,322	12,833
Total	233,747	252,331
Less: allowance for doubtful accounts	(471)	(129)
Accounts receivable, net	$233,276	$252,202

The Company grants credit under normal payment terms, generally without collateral, to its customers. With respect to certain customers, the Company has statutory lien rights which may expedite its collection efforts. As of April 26, 2014, the Company had liens recorded of approximately $17.7 million for past due accounts receivable for a customer on certain rural projects funded in part by the American Recovery and Reinvestment Act of 2009. There were no material accounts receivable amounts representing claims or other similar items subject to uncertainty as of April 26, 2014 or July 27, 2013. The Company expects to collect the outstanding balance of accounts receivable, net, including retainage and amounts supplemented with liens, within the next twelve months.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. During the three and nine months ended April 26, 2014 and April 27, 2013, write-offs to the allowance for doubtful accounts, net of recoveries, were not material.

5. Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings ("CIEB") includes revenue for services from contracts based both on the units-of-delivery and the cost-to-cost measures of the percentage of completion method and consists of the following:

	April 26, 2014	July 27, 2013
	(Dollars in thousands)
Costs incurred on contracts in progress	$197,659	$208,250
Estimated to date earnings	45,831	49,150
Total costs and estimated earnings	243,490	257,400
Less: billings to date	(58,310)	(66,839)
	$185,180	$190,561
Included in the accompanying condensed consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$198,581	$204,349
Billings in excess of costs and estimated earnings	(13,401)	(13,788)
	$185,180	$190,561

As of April 26, 2014, the Company expects that substantially all of its CIEB will be billed to customers and collected in the normal course of business within the next twelve months. Additionally, there were no material CIEB amounts representing claims or other similar items subject to uncertainty as of April 26, 2014 or July 27, 2013.

6. Property and Equipment

Property and equipment consists of the following:

	General Useful Lives	April 26, 2014	July 27, 2013
	(Years)	(Dollars in thousands)
Land	—	$3,409	$3,479
Buildings	10-35	11,577	11,449
Leasehold improvements	1-15	5,305	5,154
Vehicles	1-5	274,265	258,211
Computer hardware and software	3-10	75,402	64,191
Office furniture and equipment	2-7	7,944	7,915
Equipment and machinery	1-10	176,395	171,742
Total		554,297	522,141
Less: accumulated depreciation		(348,594)	(319,438)
Property and equipment, net		$205,703	$202,703

Depreciation expense and repairs and maintenance were as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
	(Dollars in thousands)
Depreciation expense	$18,602	$17,477	$55,660	$47,065
Repairs and maintenance expense	$5,158	$5,616	$16,397	$13,804

7. Goodwill and Intangible Assets

Goodwill

The Company's goodwill and other indefinite-lived intangible assets are assessed annually for impairment as of the first day of the fourth fiscal quarter of each year, or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. The Company's goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors resulting from the cyclical nature of the Company's business, the high level of competition existing within the Company's industry, the concentration of the Company's revenues from a limited number of customers, and the level of overall economic activity, including in particular construction and housing activity. During times of slowing economic conditions, the Company's customers may reduce capital expenditures and defer or cancel pending projects. Individual reporting units may be more impacted by these factors than the Company as a whole. As a result, demand for the services of one or more of the Company's reporting units could decline, resulting in an impairment of goodwill or intangible assets. The inputs used for fair value measurements of the reporting units and other related indefinite-lived intangible assets are the lowest level (Level 3) inputs. There were no changes in the carrying amount of goodwill for the nine months ended April 26, 2014.

As a result of the fiscal 2013 annual impairment analysis, the Company concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit. However, the UtiliQuest reporting unit, having a goodwill balance of approximately $35.6 million and an indefinite-lived trade name of $4.7 million, has been at lower operating levels as compared to historical periods. Key fair value assumptions used in the fiscal 2013 impairment analysis of the UtiliQuest reporting unit included (a) a discount rate of 11.5% based on the Company's best estimate of the weighted average cost of capital adjusted for risks associated with the reporting unit; (b) terminal value based on a terminal growth rate of 2.0%; and (c) seven expected years of cash flow before the terminal value. Recent operating performance, along with assumptions for specific customer and industry opportunities, were considered in the key assumptions used during the fiscal 2013 impairment analysis. The Company determined during the fiscal 2013 impairment assessment that the fair value of the UtiliQuest reporting unit exceeded its carrying value by approximately 20%. Management has determined the goodwill balance of this reporting unit may have an increased likelihood of impairment if a downturn in customer demand were to occur, or if the reporting unit were not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in changes to other valuation assumptions. Factors monitored by the Company which could result in a change to the reporting unit’s estimates include the outcome of customer requests for proposals and subsequent awards, strategies of competitors, labor market conditions and levels of overall economic activity, including construction and housing activity. During the nine months ended April 26, 2014, there were no events that caused a material reduction in the estimated fair value of the reporting unit. As of April 26, 2014, the Company believes the goodwill and indefinite-lived intangible asset is recoverable for all of its reporting units; however, there can be no assurances that the goodwill and indefinite-lived intangible asset will not be impaired in future periods.

Intangible Assets

The Company's intangible assets consist of the following:

	April 26, 2014	July 27, 2013
	(Dollars in thousands)
Gross amount:
Customer relationships	$165,094	$164,497
Contract backlog	15,285	15,285
Trade names	8,200	8,200
UtiliQuest trade name	4,700	4,700
Non-compete agreements	400	400
	193,679	193,082
Accumulated amortization:
Customer relationships	65,795	56,219
Contract backlog	12,883	9,433
Trade names	3,038	2,071
Non-compete agreements	144	84
Net Intangible Assets	$111,819	$125,275

Amortization of the Company's customer relationships and contract backlog intangible assets is recognized on an accelerated basis as a function of the expected economic benefit. Amortization for the Company's other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible asset. Amortization expense for finite-lived intangible assets was $4.1 million and $7.1 million for the three months ended April 26, 2014 and April 27, 2013, respectively, and $14.1 million and $13.6 million for the nine months ended April 26, 2014 and April 27, 2013, respectively.

Estimated total amortization expense for the remainder of fiscal 2014 and each of the five succeeding fiscal years is as follows:

Period	Amount
(Dollars in thousands)
Three months ending July 26, 2014	$4,128
2015	$15,167
2016	$14,446
2017	$12,998
2018	$10,837
2019	$8,465
Thereafter	$41,078

As of April 26, 2014, the Company believes that the carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets may be impaired.

8. Accrued Insurance Claims

The Company retains the risk of loss, up to certain limits, for claims relating to automobile liability, general liability, workers’ compensation, employee group health, and locate damages. With respect to losses occurring in fiscal 2014, the Company retains the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability and workers’ compensation. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in three states in which the Company participates in a state-sponsored insurance fund. Aggregate stop loss coverage for automobile liability, general liability and workers’ compensation claims is $56.3 million for fiscal 2014. The risk of loss for outstanding insured claims of the Acquired Subsidiaries, or claims incurred but not reported, as of the date of acquisition has been retained by Quanta Services, Inc.

The Company is party to a stop-loss agreement for losses under its employee health plan. The Company retains the risk of loss, on an annual basis, of the first $250,000 of claims per participant. In addition, the Company retains the risk of loss for the first $550,000 of claim amounts that aggregate across all participants having claims that exceed $250,000.

The liability for total accrued insurance claims and related processing costs was $64.6 million and $56.3 million at April 26, 2014 and July 27, 2013, respectively, of which, $32.0 million and $27.3 million, respectively, is reflected within non-current liabilities in the condensed consolidated financial statements.

9. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	April 26, 2014	July 27, 2013
	(Dollars in thousands)
Accrued payroll and related taxes	$16,834	$19,940
Accrued employee benefit and incentive plan costs	12,808	15,325
Accrued construction costs	20,762	20,883
Accrued interest and related bank fees	5,795	937
Other current liabilities	13,559	14,106
Total other accrued liabilities	$69,758	$71,191

Other current liabilities within the above table includes income taxes payable of $2.3 million as of July 27, 2013.

10. Debt

The Company’s outstanding indebtedness consists of the following:

	April 26, 2014	July 27, 2013
	(Dollars in thousands)
Borrowings on senior Credit Agreement (matures December 2017)	$16,000	$49,000
Senior Credit Agreement Term Loan (matures December 2017)	116,406	121,875
7.125% senior subordinated notes (matures January 2021)	277,500	277,500
Long-term debt premium on 7.125% senior subordinated notes (amortizes to interest expense through January 2021)	3,332	3,607
	413,238	451,982
Less: current portion	(10,156)	(7,813)
Long-term debt	$403,082	$444,169

Senior Subordinated Notes Due 2021

On April 26, 2014 and July 27, 2013, Dycom Investments, Inc., a wholly-owned subsidiary of the Company, had outstanding an aggregate principal amount of $277.5 million of 7.125% senior subordinated notes due 2021 that were issued under an indenture dated January 21, 2011 (the "Indenture"). In addition, the 2021 Notes had a debt premium of $3.3 million and $3.6 million as of April 26, 2014 and July 27, 2013, respectively.

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

The Company determined that the fair value of the 2021 Notes as of April 26, 2014 was approximately $298.0 million, based on quoted market prices, compared to a $280.8 million carrying value (including the debt premium of $3.3 million). As of July 27, 2013, the fair value of the 2021 Notes was $292.4 million compared to a carrying value of $281.1 million (including the debt premium of $3.6 million).

Senior Credit Agreement

Dycom Industries, Inc. and certain of its subsidiaries are party to a credit agreement with various lenders (the "Credit Agreement") which matures in December 2017. The Credit Agreement provides for a $275 million revolving facility and a $125 million term loan (the "Term Loan"). The Company had outstanding revolver borrowings under the Credit Agreement of $16.0 million and $49.0 million as of April 26, 2014 and July 27, 2013, respectively. Revolving borrowings under the Credit Agreement accrued interest at a weighted average rate of approximately 3.46% per annum and 2.19% per annum as of April 26, 2014 and July 27, 2013, respectively. As of April 26, 2014 and July 27, 2013, the Company had $116.4 million and $121.9 million, respectively, of outstanding principal amount under the Term Loan, which accrued interest at 2.15% and 2.19% per annum, respectively. Borrowings under the Credit Agreement are guaranteed by substantially all of Dycom's subsidiaries and secured by the stock of each wholly-owned, domestic subsidiary (subject to specified exceptions) and can be used to refinance certain indebtedness, to provide general working capital, and for other general corporate purposes.

Standby letters of credit of approximately $49.6 million and $46.7 million, issued as part of the Company's insurance program, were outstanding under the Credit Agreement as of April 26, 2014 and July 27, 2013, respectively. Interest on outstanding standby letters of credit accrued at 2.0% per annum at both April 26, 2014 and July 27, 2013, respectively. Unutilized commitments were at rates per annum of 0.35% at both April 26, 2014 and July 27, 2013.

At April 26, 2014 and July 27, 2013, the Company was in compliance with the financial covenants of the Credit Agreement and had additional borrowing availability of $209.4 million and $179.3 million, respectively, as determined by the most restrictive covenants of the Credit Agreement.

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

The Company is subject to federal income taxes in the United States, as well as income taxes of multiple state jurisdictions and in Canada. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian income tax examinations for fiscal years ended 2010 and prior. The Company believes its provision for income taxes is adequate; however, any assessment would affect the Company’s results of operations and cash flows.

At both April 26, 2014 and July 27, 2013, the Company had total unrecognized tax benefits of $2.3 million that, if recognized, would favorably effect the Company’s effective tax rate. Interest expense related to unrecognized tax benefits was immaterial for the three and nine months ended April 26, 2014 and April 27, 2013. The Company had approximately $0.9 million and $0.8 million accrued for the payment of interest and penalties at April 26, 2014 and July 27, 2013, respectively.

12. Other Income, Net

The components of other income, net, are as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
	(Dollars in thousands)
Gain on sale of fixed assets	$5,469	$1,459	$7,904	$3,867
Miscellaneous income (expense), net	124	18	296	(27)
Write-off of deferred financing costs	—	—	—	(321)
Total other income, net	$5,593	$1,477	$8,200	$3,519

The Company recognized $0.3 million in write-off of deferred financing costs during the nine months ended April 27, 2013 in connection with the replacement of its prior credit agreement.

13. Multi-Employer Benefit Plans

Certain of the Company's subsidiaries, including certain of the Acquired Subsidiaries, participate in multi-employer benefit pension plans under the terms of collective-bargaining agreements. The Company's contributions were $0.8 million and $2.6 million for the three and nine months ended April 26, 2014 and April 27, 2013, respectively. The risks of participating in a multi-employer defined benefit pension plan are different from single-employer plans in the following aspects: (a) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of any other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may become obligations of the remaining participating employers; and (c) if the Company chooses to stop participating in the multi-employer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability. The Company has not incurred withdrawal liabilities related to the plans as of April 26, 2014 or July 27, 2013.
14. Capital Stock

Share Repurchase Programs

On August 27, 2013, the Board of Directors authorized $40.0 million to repurchase shares of the Company's outstanding common stock over the subsequent eighteen months in open market or private transactions. During fiscal 2013 and the nine months ended April 26, 2014, the Company made the following repurchases pursuant to its current and previously authorized share repurchase programs:

Fiscal Period	Number of Shares Repurchased	Total Consideration (Dollars in thousands)	Average Price Per Share
Fiscal 2013	1,047,000	$15,203	$14.52
Nine Months Ended April 26, 2014	360,900	$9,999	$27.71

All of the shares repurchased during fiscal 2014 were purchased during the second fiscal quarter. All shares repurchased have been canceled. As of April 26, 2014, $30.0 million remained available for repurchases through February 2015.

Shares for Tax Withholding

During the nine months ended April 26, 2014 and April 27, 2013, the Company withheld 130,195 shares and 47,277 shares, respectively, of restricted units that vested during the periods, totaling $3.6 million and $0.9 million, respectively, in order to meet payroll tax withholdings obligations that arose on the vesting of restricted units. All shares withheld have been canceled. The shares withheld for tax withholdings do not reduce the Company’s total share repurchase authority.

15. Stock-Based Awards

The Company has certain stock-based compensation plans which provide for the grants of equity awards, including stock options, restricted shares, performance shares, restricted share units, performance share units, and stock appreciation rights.

Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the condensed consolidated statements of operations. For performance share units ("Performance RSUs"), the total amount of stock-based compensation expense ultimately recognized is based on the number of awards that actually vest and fluctuates as a result of performance criteria for performance-based awards, as well as the vesting period of all stock-based awards. The Company evaluates compensation expense quarterly and recognizes expense for performance-based awards only if management determines it is probable that the performance criteria for the awards will be met. Compensation expense previously recognized with respect to performance share units will be reversed to the extent that performance goals are not met. Stock-based compensation expense and the related tax benefit recognized related to stock options and restricted share units during the three and nine months ended April 26, 2014 and April 27, 2013 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
	(Dollars in thousands)
Stock-based compensation	$2,671	$2,513	$9,721	$7,275
Tax (benefit) recognized in the statement of operations	$(1,071)	$(931)	$(3,736)	$(2,779)

As of April 26, 2014, unrecognized compensation expense related to stock options, time-based restricted share units ("RSUs") and target Performance RSUs was $4.2 million, $7.2 million and $12.9 million, respectively, based on the Company's estimate of performance goal achievement. This expense will be recognized over a weighted-average period of 2.2 years, 2.8 years and 1.6 years, respectively, which is based on the average remaining service periods of the awards. As of April 26, 2014, the Company may recognize an additional $9.7 million in compensation expense related to Performance RSUs if the maximum amount of restricted share units are earned based on certain performance goals being met.

Stock Options - The following table summarizes stock option award activity during the nine months ended April 26, 2014:

	Stock Options
	Shares	Weighted Average Exercise Price

Outstanding as of July 27, 2013	2,769,132	$18.27
Granted	89,956	$27.50
Options exercised	(767,552)	$18.25
Forfeited or canceled	(5,949)	$22.86
Outstanding as of April 26, 2014	2,085,587	$18.66

Exercisable options as of April 26, 2014	1,615,544	$18.77

RSUs and Performance RSUs - The following table summarizes RSU and Performance RSU activity during the nine months ended April 26, 2014:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price

Outstanding as of July 27, 2013	463,318	$17.78	1,315,138	$18.44
Granted	94,456	$27.36	429,485	$27.66
Share units vested	(137,333)	$16.19	(265,025)	$18.35
Forfeited or canceled	(5,844)	$19.26	(281,995)	$18.55
Outstanding as of April 26, 2014	414,597	$20.47	1,197,603	$21.73

The granted Performance RSUs in the above table is comprised of 373,465 target shares, granted to officers and employees, and 56,020 supplemental shares, granted to officers. Approximately 265,000 Performance RSUs outstanding as of July 27, 2013 were canceled during the first quarter of fiscal 2014 as a result of the fiscal 2013 performance criteria for attaining supplemental shares not being met. The total amount of Performance RSUs outstanding as of April 26, 2014 is comprised of 754,752 target shares and 442,851 supplemental shares.

16. Related Party Transactions

The Company leases administrative offices from entities related to officers of certain of the Company’s subsidiaries. The total expense under these arrangements was $0.6 million and $0.5 million for the three months ended April 26, 2014 and April 27, 2013, respectively, and $1.7 million and $1.3 million for the nine months ended April 26, 2014 and April 27, 2013, respectively. Amounts paid for subcontracting services and related material expense to entities related to officers of certain of the Company’s subsidiaries was $0.4 million and $0.1 million during the three months ended April 26, 2014 and April 27, 2013, respectively, and $1.0 million and $0.4 million during the nine months ended April 26, 2014 and April 27, 2013, respectively.

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

Performance Bonds and Guarantees

The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of April 26, 2014 and July 27, 2013, the Company had $415.7 million and $446.5 million of outstanding performance and other surety contract bonds, respectively. There has been no material impact on the Company's financial statements as a result of customers exercising their rights under the bonds.

The Company has periodically guaranteed certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit

The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize the Company’s obligations to its insurance carriers in connection with the settlement of potential claims. As of April 26, 2014 and July 27, 2013, the Company had $49.6 million and $46.7 million, respectively, of outstanding standby letters of credit issued under the Credit Agreement.

18. Concentration of Credit Risk

The Company’s customer base is highly concentrated, with its top five customers accounting for approximately 58.5% and 58.6% of its total revenues during the nine months ended April 26, 2014 and April 27, 2013, respectively. Revenues from three of the top five customers exceeded 10% of total revenue during the three or nine months ended April 26, 2014 or April 27, 2013:

	For the Three Months Ended		For the Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
AT&T Inc. ("AT&T")	20.8%	17.4%	18.9%	15.0%
CenturyLink, Inc. ("CenturyLink")	12.8%	14.3%	14.3%	14.3%
Comcast Corporation ("Comcast")	12.1%	10.1%	11.5%	11.2%

The Company believes that none of its significant customers was experiencing financial difficulties that would materially impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of April 26, 2014 and July 27, 2013. Customers representing 10% or more of combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings as of April 26, 2014 or July 27, 2013 had the following outstanding balances and the related percentage of the Company’s total outstanding balances:

	April 26, 2014		July 27, 2013
	Amount	% of Total	Amount	% of Total
		(Dollars in millions)
AT&T	$73.8	17.1%	$57.4	12.6%
CenturyLink	$46.4	10.7%	$62.6	13.7%
Windstream Corporation	$34.5	8.0%	$59.4	13.0%

19. Supplemental Consolidating Financial Statements

On April 26, 2014 and July 27, 2013, Dycom Investments, Inc. (the "Issuer") had outstanding an aggregate principal amount of $277.5 million of 2021 Notes. The 2021 Notes are guaranteed by Dycom Industries, Inc. (the "Parent") and substantially all of the Company's subsidiaries. Each guarantor and non-guarantor subsidiary is 100% owned, directly or indirectly, by the Issuer and the Parent. The 2021 Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and Parent. The Indenture contains certain release provisions for the guarantor subsidiaries and the Parent. With respect to the guarantor subsidiaries, these provisions include release upon (i) the sale or other disposition of all or substantially all of the assets of a guarantor or a sale or other disposition of all of the capital stock of a guarantor, in each case, to a person that is not the Issuer, the Parent or a restricted subsidiary of the Parent, (ii) the designation of a restricted subsidiary that is a guarantor as an unrestricted subsidiary, (iii) the legal defeasance, covenant defeasance or satisfaction and discharge of the Indenture, and (iv) the release of a guarantor of its guarantee of any credit facility. The Parent may not be released from its guarantee under any circumstances, except in the event of legal or covenant defeasance of the Notes or of satisfaction and discharge of the Indenture or pursuant to a provision of the Indenture which limits the Parent’s liability under its guarantee in order to prevent a fraudulent conveyance. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Issuer or Parent, within the meaning of Rule 3-10 of Regulation S-X.

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

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) APRIL 26, 2014 (Dollars in thousands)

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Dycom Consolidated
ASSETS
Cash and equivalents	$—	$—	$18,009	$713	$—	$18,722
Accounts receivable, net	—	—	231,574	1,702	—	233,276
Costs and estimated earnings in excess of billings	—	—	197,150	1,431	—	198,581
Inventories	—	—	42,512	—	—	42,512
Deferred tax assets, net	2,993	—	14,386	91	(314)	17,156
Income taxes receivable	12,287	—	—	—	—	12,287
Other current assets	5,995	33	12,137	491	—	18,656
Total current assets	21,275	33	515,768	4,428	(314)	541,190
PROPERTY AND EQUIPMENT, NET	17,696	—	173,061	14,946	—	205,703
GOODWILL	—	—	267,810	—	—	267,810
INTANGIBLE ASSETS, NET	—	—	111,151	668	—	111,819
DEFERRED TAX ASSETS, NET NON-CURRENT	240	—	4,042	211	(4,493)	—
INVESTMENT IN SUBSIDIARIES	793,127	1,518,317	954	—	(2,312,398)	—
INTERCOMPANY RECEIVABLES	—	—	680,660	—	(680,660)	—
OTHER	8,165	5,800	2,114	175	—	16,254
TOTAL NON-CURRENT ASSETS	819,228	1,524,117	1,239,792	16,000	(2,997,551)	601,586
TOTAL ASSETS	$840,503	$1,524,150	$1,755,560	$20,428	$(2,997,865)	$1,142,776

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,953	$—	$59,103	$929	$—	$62,985
Current portion of debt	10,156	—	—	—	—	10,156
Billings in excess of costs and estimated earnings	—	—	13,401	—	—	13,401
Accrued insurance claims	634	—	31,865	68	—	32,567
Deferred tax liabilities	—	155	131	28	(314)	—
Other accrued liabilities	7,390	5,525	55,034	1,809	—	69,758
Total current liabilities	21,133	5,680	159,534	2,834	(314)	188,867
LONG-TERM DEBT	122,250	280,832	—	—	—	403,082
ACCRUED INSURANCE CLAIMS	750	—	31,210	67	—	32,027
DEFERRED TAX LIABILITIES, NET NON-CURRENT	—	427	51,342	639	(4,493)	47,915
INTERCOMPANY PAYABLES	228,239	444,084	—	8,337	(680,660)	—
OTHER LIABILITIES	3,206	—	2,753	1	—	5,960
Total liabilities	375,578	731,023	244,839	11,878	(685,467)	677,851
Total stockholders' equity	464,925	793,127	1,510,721	8,550	(2,312,398)	464,925
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$840,503	$1,524,150	$1,755,560	$20,428	$(2,997,865)	$1,142,776

CONDENSED CONSOLIDATED BALANCE SHEET JULY 27, 2013 (Dollars in thousands)

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
ASSETS
Cash and equivalents	$—	$—	$18,166	$441	$—	$18,607
Accounts receivable, net	—	—	249,533	2,669	—	252,202
Costs and estimated earnings in excess of billings	—	—	202,651	1,698	—	204,349
Inventories	—	—	35,999	—	—	35,999
Deferred tax assets, net	2,285	—	15,873	121	(1,426)	16,853
Income taxes receivable	2,516	—	—	—	—	2,516
Other current assets	2,563	10	7,583	452	—	10,608
Total current assets	7,364	10	529,805	5,381	(1,426)	541,134
PROPERTY AND EQUIPMENT, NET	13,779	—	173,254	15,670	—	202,703
GOODWILL	—	—	267,810	—	—	267,810
INTANGIBLE ASSETS, NET	—	—	125,275	—	—	125,275
DEFERRED TAX ASSETS, NET NON-CURRENT	691	—	4,104	66	(4,861)	—
INVESTMENT IN SUBSIDIARIES	769,639	1,472,559	—	—	(2,242,198)	—
INTERCOMPANY RECEIVABLES	—	—	618,524	—	(618,524)	—
OTHER	8,739	6,331	2,133	83	—	17,286
TOTAL NON-CURRENT ASSETS	792,848	1,478,890	1,191,100	15,819	(2,865,583)	613,074
TOTAL ASSETS	$800,212	$1,478,900	$1,720,905	$21,200	$(2,867,009)	$1,154,208

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,042	$—	$75,012	$900	$—	$77,954
Current portion of debt	7,813	—	—	—	—	7,813
Billings in excess of costs and estimated earnings	—	—	13,788	—	—	13,788
Accrued insurance claims	619	—	28,342	108	—	29,069
Deferred tax liabilities	—	155	140	1,131	(1,426)	—
Other accrued liabilities	9,151	1,321	59,374	1,345	—	71,191
Total current liabilities	19,625	1,476	176,656	3,484	(1,426)	199,815
LONG-TERM DEBT	163,062	281,107	—	—	—	444,169
ACCRUED INSURANCE CLAIMS	726	—	26,426	98	—	27,250
DEFERRED TAX LIABILITIES, NET NON-CURRENT	—	427	52,436	610	(4,861)	48,612
INTERCOMPANY PAYABLES	185,296	426,251	—	6,977	(618,524)	—
OTHER LIABILITIES	3,142	—	2,855	4	—	6,001
Total liabilities	371,851	709,261	258,373	11,173	(624,811)	725,847
Total stockholders' equity	428,361	769,639	1,462,532	10,027	(2,242,198)	428,361
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$800,212	$1,478,900	$1,720,905	$21,200	$(2,867,009)	$1,154,208

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED APRIL 26, 2014 (Dollars in thousands)

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Dycom Consolidated
Contract revenues	$—	$—	$423,853	$2,431	$—	$426,284
Costs of earned revenues, excluding depreciation and amortization	—	—	348,602	1,750	—	350,352
General and administrative	9,878	211	26,308	2,765	—	39,162
Depreciation and amortization	1,164	—	20,506	1,056	—	22,726
Intercompany charges (income), net	(12,608)	—	12,669	(61)	—	—
Interest expense, net	(1,566)	(4,997)	—	—	—	(6,563)
Other income, net	—	—	5,554	39	—	5,593
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	—	(5,208)	21,322	(3,040)	—	13,074
PROVISION (BENEFIT) FOR INCOME TAXES	—	(2,063)	8,447	(1,205)	—	5,179
NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	—	(3,145)	12,875	(1,835)	—	7,895
EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES	7,895	11,040	70	—	(19,005)	—
NET INCOME (LOSS)	$7,895	$7,895	$12,945	$(1,835)	$(19,005)	$7,895
Foreign currency translation loss	(46)	(46)	—	(46)	92	(46)
COMPREHENSIVE INCOME (LOSS)	$7,849	$7,849	$12,945	$(1,881)	$(18,913)	$7,849

FOR THE NINE MONTHS ENDED APRIL 26, 2014 (Dollars in thousands)

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Dycom Consolidated
Contract revenues	$—	$—	$1,321,684	$7,838	$—	$1,329,522
Costs of earned revenues, excluding depreciation and amortization	—	—	1,081,975	5,849	—	1,087,824
General and administrative	31,398	651	80,574	8,176	—	120,799
Depreciation and amortization	3,058	—	63,357	3,298	—	69,713
Intercompany charges (income), net	(39,713)	—	40,049	(336)	—	—
Interest expense, net	(5,260)	(14,985)	(4)	—	—	(20,249)
Other income, net	3	—	8,130	67	—	8,200
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	(15,636)	63,855	(9,082)	—	39,137
PROVISION (BENEFIT) FOR INCOME TAXES	—	(6,252)	25,533	(3,632)	—	15,649
NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(9,384)	38,322	(5,450)	—	23,488
EQUITY IN EARNINGS OF SUBSIDIARIES	23,488	32,872	70	—	(56,430)	—
NET INCOME (LOSS)	$23,488	$23,488	$38,392	$(5,450)	$(56,430)	$23,488
Foreign currency translation loss	(332)	(332)	—	(332)	664	(332)
COMPREHENSIVE INCOME (LOSS)	$23,156	$23,156	$38,392	$(5,782)	$(55,766)	$23,156

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED APRIL 27, 2013 (Dollars in thousands)

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Dycom Consolidated
Contract revenues	$—	$—	$434,595	$2,772	$—	$437,367
Costs of earned revenues, excluding depreciation and amortization	—	—	355,231	2,433	—	357,664
General and administrative	10,195	147	24,597	3,266	—	38,205
Depreciation and amortization	754	—	22,538	1,239	—	24,531
Intercompany charges (income), net	(12,592)	—	12,981	(389)	—	—
Interest expense, net	(1,643)	(4,963)	(31)	—	—	(6,637)
Other income, net	—	—	1,489	(12)	—	1,477
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	(5,110)	20,706	(3,789)	—	11,807
PROVISION (BENEFIT) FOR INCOME TAXES	—	(2,002)	8,095	(1,485)	—	4,608
NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(3,108)	12,611	(2,304)	—	7,199
EQUITY IN EARNINGS OF SUBSIDIARIES	7,199	10,307	—	—	(17,506)	—
NET INCOME (LOSS)	$7,199	$7,199	$12,611	$(2,304)	$(17,506)	$7,199
Foreign currency translation loss	(21)	(21)	—	(21)	42	(21)
COMPREHENSIVE INCOME (LOSS)	$7,178	$7,178	$12,611	$(2,325)	$(17,464)	$7,178

FOR THE NINE MONTHS ENDED APRIL 27, 2013 (Dollars in thousands)

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Dycom Consolidated
Contract revenues	$—	$—	$1,120,417	$9,563	$—	$1,129,980
Costs of earned revenues, excluding depreciation and amortization	—	—	907,881	8,366	—	916,247
General and administrative	33,504	442	63,492	8,419	—	105,857
Depreciation and amortization	2,134	—	54,793	3,733	—	60,660
Intercompany charges (income), net	(39,897)	—	40,971	(1,074)	—	—
Interest expense, net	(3,941)	(12,607)	(34)	—	—	(16,582)
Other income, net	(318)	—	3,810	27	—	3,519
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	(13,049)	57,056	(9,854)	—	34,153
PROVISION (BENEFIT) FOR INCOME TAXES	—	(5,208)	22,772	(3,933)	—	13,631
NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(7,841)	34,284	(5,921)	—	20,522
EQUITY IN EARNINGS OF SUBSIDIARIES	20,522	28,363	—	—	(48,885)	—
NET INCOME (LOSS)	$20,522	$20,522	$34,284	$(5,921)	$(48,885)	$20,522
Foreign currency translation gain	(8)	(8)	—	(8)	16	(8)
COMPREHENSIVE INCOME (LOSS)	$20,514	$20,514	$34,284	$(5,929)	$(48,869)	$20,514

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED APRIL 26, 2014 (Dollars in thousands)

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elim- inations	Dycom Consolidated
Net cash provided by (used in) operating activities	$2,007	$(4,261)	$102,153	$(2,408)	$—	$97,491
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	—	—	(700)	—	(700)
Capital expenditures	(6,901)	—	(59,504)	(4,180)	—	(70,585)
Proceeds from sale of assets	—	—	7,813	1,612	—	9,425
Return of capital from subsidiaries	—	683	—	—	(683)	—
Investment in subsidiaries	—	(4,635)	(185)	—	4,820	—
Changes in restricted cash	(305)	—	—	—	—	(305)
Net cash used in investing activities	(7,206)	(3,952)	(51,876)	(3,268)	4,137	(62,165)
Cash flows from financing activities:
Proceeds from borrowings on Credit Agreement	337,000	—	—	—	—	337,000
Principal payments on Credit Agreement	(375,469)	—	—	—	—	(375,469)
Repurchases of common stock	(9,999)	—	—	—	—	(9,999)
Exercise of stock options	14,010	—	—	—	—	14,010
Restricted stock tax withholdings	(3,590)	—	—	—	—	(3,590)
Excess tax benefit from share-based awards	2,837	—	—	—	—	2,837
Intercompany funding	40,410	8,213	(50,434)	5,948	(4,137)	—
Net cash (used in) provided by financing activities	5,199	8,213	(50,434)	5,948	(4,137)	(35,211)
Net increase (decrease) in cash and equivalents	—	—	(157)	272	—	115
CASH AT BEGINNING OF PERIOD	—	—	18,166	441	—	18,607
CASH AT END OF PERIOD	$—	$—	$18,009	$713	$—	$18,722

FOR THE NINE MONTHS ENDEDAPRIL 27, 2013 (Dollars in thousands)

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elim- inations	Dycom Consolidated
Net cash provided by (used in) operating activities	$1,715	$(2,198)	$93,601	$(1,791)	$—	$91,327
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(318,984)	—	—	(318,984)
Capital expenditures	(6,992)	—	(35,165)	(3,586)	—	(45,743)
Proceeds from sale of assets	—	—	4,412	55	—	4,467
Return of capital from subsidiaries	—	1,816	—	—	(1,816)	—
Investment in subsidiaries	—	(400)	—	—	400	—
Changes in restricted cash	(31)	—	—	—	—	(31)
Net cash (used in) provided by investing activities	(7,023)	1,416	(349,737)	(3,531)	(1,416)	(360,291)
Cash flows from financing activities:
Proceeds from issuance of 7.125% senior notes	—	93,825	—	—	—	93,825
Proceeds from Term Loan	125,000	—	—	—	—	125,000
Proceeds from borrowings on Credit Agreement	310,500	—	—	—	—	310,500
Principal payments on Credit Agreement	(276,063)	—	—	—	—	(276,063)
Debt issuance costs	(4,158)	(2,581)	—	—	—	(6,739)
Repurchases of common stock	(15,203)	—	—	—	—	(15,203)
Exercise of stock options and other	3,511	—	—	—	—	3,511
Restricted stock tax withholdings	(885)	—	—	—	—	(885)
Excess tax benefit from share-based awards	758	—	—	—	—	758
Principal payments on capital lease obligations	—	—	(74)	—	—	(74)
Intercompany funding	(138,152)	(90,462)	222,278	4,920	1,416	—
Net cash provided by financing activities	5,308	782	222,204	4,920	1,416	234,630
Net decrease in cash and equivalents	—	—	(33,932)	(402)	—	(34,334)
CASH AT BEGINNING OF PERIOD	—	—	51,563	1,018	—	52,581
CASH AT END OF PERIOD	$—	$—	$17,631	$616	$—	$18,247

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

Our revenues and results of operations exhibit seasonality as a significant portion of the work we perform is outdoors. Consequently, our operations are impacted by extended periods of adverse weather which are more likely to occur during the winter season, impacting our second and third fiscal quarters. Variations influenced by seasonality may be further impacted as a result of businesses acquired during fiscal 2013 based on some of the cold weather geographies where they perform work. Also, a disproportionate percentage of paid holidays fall within our second quarter, which decreases the number of available workdays. Additionally, our customer premise equipment installation activities for cable providers historically decrease around calendar year end holidays as their customers generally require less activity during this period. As a result, we may experience reduced revenue and profitability in the second and/or third quarters of our fiscal year.

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

A majority of our contracts are master service agreements and other arrangements with customers that extend for periods of one or more years and which contain customer-specified service requirements, such as discrete pricing for individual tasks. We generally maintain multiple agreements with each of our customers. To the extent that such contracts specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, perform work with the customer's own employees, and use other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. The remainder of our services are provided pursuant to contracts for specific projects. Long-term contracts relate to specific projects with terms in excess of one year from the contract date. Short-term contracts for specific projects are generally of three to four months in duration. A portion of our contracts include retainage provisions by which 5% to 10% of the contract invoicing may be withheld by the customer pending project completion.

We recognize revenues under the percentage of completion method of accounting using the units-of-delivery or cost-to-cost measures. A large majority of our contracts are based on units-of-delivery and revenue is recognized as each unit is completed. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs. In addition, we have an immaterial amount of revenue for services provided under time and material contracts that are recognized as the work is performed. For a majority of the contract services we perform, our customers provide all required materials while we provide the necessary personnel, tools, and equipment. Materials supplied by our customers, for which the customer retains financial and performance risk, are not included in our revenue or costs of sales.

The following table summarizes our revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	For the Three Months Ended		For the Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
Multi-year master service agreements	66.2%	64.4%	65.6%	64.8%
Other long-term contracts	13.1	12.6	13.3	11.9
Total long-term contracts	79.3%	77.0%	78.9%	76.7%

The percentage of revenue from long-term contracts varies from period to period depending on the mix of work performed under our contracts.

A significant portion of our revenue is derived from several large customers. The following reflects the percentage of total revenue from those customers who contributed at least 2.5% to our total revenue in the three or nine months ended April 26, 2014 or April 27, 2013:

	For the Three Months Ended		For the Nine Months Ended
	April 26, 2014*	April 27, 2013*	April 26, 2014*	April 27, 2013*
AT&T Inc.	20.8%	17.4%	18.9%	15.0%
CenturyLink, Inc.	12.8%	14.3%	14.3%	14.3%
Comcast Corporation	12.1%	10.1%	11.5%	11.2%
Verizon Communications Inc.	7.9%	8.9%	8.2%	9.3%
Time Warner Cable Inc.	5.5%	4.3%	5.6%	4.5%
Windstream Corporation	6.2%	8.3%	5.3%	8.8%
Charter Communications, Inc.	4.9%	5.4%	4.6%	6.1%

*In addition, another customer contributed 3.3% and 2.4% to our total revenue during the three and nine months ended April 26, 2014, respectively. There was an immaterial amount of revenue derived from this customer during the three and nine months ended April 27, 2013.

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

We grant credit under normal payment terms, generally without collateral, to our customers. With respect to certain customers, we have statutory lien rights which may expedite our collection efforts. As of April 26, 2014, we had liens recorded of approximately $17.7 million for past due accounts receivable for a customer on certain rural projects funded in part by the American Recovery and Reinvestment Act of 2009. Adverse changes in overall business and economic factors may impact our customers and increase potential credit risks. These risks may be heightened as a result of economic uncertainty and market volatility. In the past, some of our customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose us to increased risks related to the collectability of amounts due for services performed. There were no material accounts receivable amounts representing claims or other similar items subject to uncertainty as of April 26, 2014 or July 27, 2013. We expect to collect the outstanding balance of accounts receivable, net, including retainage and amounts supplemented with liens, within the next twelve months.

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

Fiscal 2014 - During the third quarter of fiscal 2014, we acquired a telecommunications specialty construction contractor in Canada for $0.7 million. The acquisition was not material.

Fiscal 2013 - On December 3, 2012, we acquired substantially all of the telecommunications infrastructure services subsidiaries (the "Acquired Subsidiaries") of Quanta Services, Inc. for the sum of $275.0 million in cash, an adjustment of approximately $40.4 million for working capital received in excess of a target amount, and approximately $3.7 million for other specified items. We recognized approximately $6.5 million of acquisition costs during the nine months ended April 27, 2013 related to the acquisition of the Acquired Subsidiaries, which are included within general and administrative expenses.

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

Results of Operations

The Company uses a fiscal year ending on the last Saturday in July. The results of operations of businesses acquired are included in the accompanying condensed consolidated financial statements from their dates of acquisition. For a summary of the Company's acquisitions, see Note 3, Acquisitions, in Notes to the Condensed Consolidated Financial Statements. The following table sets forth, as a percentage of revenues earned, our condensed consolidated statements of operations for the periods indicated (totals may not add due to rounding):

	For the Three Months Ended				For the Nine Months Ended
	April 26, 2014		April 27, 2013		April 26, 2014		April 27, 2013
	(Dollars in millions)
Revenues	$426.3	100.0%	$437.4	100.0%	$1,329.5	100.0%	$1,130.0	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	350.4	82.2%	357.7	81.8%	1,087.8	81.8%	916.2	81.1%
General and administrative	39.2	9.2%	38.2	8.7%	120.8	9.1%	105.9	9.4%
Depreciation and amortization	22.7	5.3%	24.5	5.6%	69.7	5.2%	60.7	5.4%
Total	412.2	96.7%	420.4	96.1%	1,278.3	96.2%	1,082.8	95.8%
Interest expense, net	(6.6)	(1.5)%	(6.6)	(1.5)%	(20.2)	(1.5)%	(16.6)	(1.5)%
Other income, net	5.6	1.3%	1.5	0.3%	8.2	0.6%	3.5	0.3%
Income before income taxes	13.1	3.1%	11.8	2.7%	39.1	2.9%	34.1	3.0%
Provision for income taxes	5.2	1.2%	4.6	1.1%	15.6	1.2%	13.6	1.2%
Net income	$7.9	1.9%	$7.2	1.6%	$23.5	1.8%	$20.5	1.8%

Revenues. Revenues were $426.3 million for the three months ended April 26, 2014, compared to $437.4 million for the three months ended April 27, 2013. The results of the Acquired Subsidiaries are included for the full period in each of the quarters ended April 26, 2014 and April 27, 2013. In addition, a business acquired in the fourth quarter of fiscal 2013 earned approximately $5.5 million of revenues during the three months ended April 26, 2014. Excluding revenues from this business, revenues declined $16.6 million, or 3.8%.

Revenues for several large customers increased for the three months ended April 26, 2014, including a $12.6 million increase for a significant customer investing in improvements to its wireline and wireless networks. In addition, revenues of $13.8 million were earned for services performed on a customer's network for work that began during the fourth quarter of fiscal 2013. Revenues also increased $7.0 million for two leading cable multiple system operators from maintenance and construction services, including services to provision fiber to small and medium businesses as well as network upgrades. Offsetting these increases, revenues for two large telecommunications customers declined $13.3 million on a combined basis and revenues for rural broadband services to another customer declined $9.9 million. We also had reductions in revenues of $4.4 million for two cable multiple system operators on a combined basis. Other customers had net decreases in revenues of $22.4 million for the three months ended April 26, 2014 as compared to the three months ended April 27, 2013 due to adverse weather conditions during the third fiscal quarter of 2014, which began on January 27, 2014, and lower rural broadband services. A portion of the decline from other customers was due to a reduction in revenues for customers with stimulus work which is comprised of projects funded in part by the American Recovery and Reinvestment Act of 2009.

The percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 88.3%, 6.9%, and 4.8%, respectively, for the three months ended April 26, 2014, compared to 88.0%, 7.3%, and 4.7%, respectively, for the three months ended April 27, 2013.

Revenues were $1.330 billion for the nine months ended April 26, 2014, compared to $1.130 billion for the nine months ended April 27, 2013. Revenues from subsidiaries acquired in fiscal 2013 were $373.2 million for the nine months ended April 26, 2014 and $198.8 million for the period subsequent to acquisition in December 2012 through April 27, 2013. Excluding the amounts attributed to these subsidiaries, revenues increased $25.2 million. Revenues increased approximately $69.1 million for a significant customer investing in improvements to its wireline and wireless networks during the nine months ended April 26, 2014. In addition, revenues of $30.9 million were earned for services performed on a customer's network for work that began during the fourth quarter of fiscal 2013. Revenues also increased $18.5 million for two leading cable multiple system operators from maintenance and construction services, including services to provision fiber to small and medium businesses as well as network upgrades. Partially offsetting these increases were decreases of storm restoration revenues. During the nine months ended April 27, 2013, storm restoration revenues were $16.7 million while there were no significant revenues for storm restoration services in the current year period. Additionally, revenues for services to another customer, including rural services, declined $22.4 million. We also had reductions in revenues for two large telecommunications customers of $19.9 million on a combined basis and reductions in revenues of $14.8 million for two cable multiple system operators, also on a combined basis. Other customers had net decreases in revenues of $19.5 million for the nine months ended April 26, 2014 as compared to the nine months ended April 27, 2013, from lower rural broadband services. A portion of these declines from other customers was due to a $15.9 million reduction in revenues for customers with stimulus work which is comprised of projects funded in part by the American Recovery and Reinvestment Act of 2009.

The percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 87.7%, 7.2%, and 5.1%, respectively, for the nine months ended April 26, 2014, compared to 87.4%, 8.2%, and 4.4%, respectively, for the nine months ended April 27, 2013.

Costs of Earned Revenues. Costs of earned revenues decreased to $350.4 million during the three months ended April 26, 2014 compared to $357.7 million during the three months ended April 27, 2013. The decrease was primarily due to a reduced level of operations during the three months ended April 26, 2014. The primary components of the total decrease were an aggregate $2.5 million decrease in direct labor and independent subcontractor costs, a $1.8 million decrease in equipment costs, a $0.4 million decrease in direct material costs, and a $2.6 million decrease in other direct costs during the three months ended April 26, 2014 as compared to the three months ended April 27, 2013.

Costs of earned revenues as a percentage of contract revenue increased 0.4% for the three months ended April 26, 2014 as compared to the three months ended April 27, 2013. The increase was partially due to adverse weather conditions during the three months ended April 26, 2014 which negatively impacted productivity. During the three months ended April 26, 2014, total direct labor and independent subcontractor costs as a percentage of total revenue increased 0.9% and direct material costs increased 0.1% as a percentage of total revenue. Partially offsetting this increase, equipment costs decreased 0.3% as a percentage of total revenue and other direct costs decreased 0.3% as a percentage of total revenue as compared to the three months ended April 27, 2013.

Costs of earned revenues increased to $1.088 billion during the nine months ended April 26, 2014 compared to $916.2 million during the nine months ended April 27, 2013. The increase was primarily due to a higher level of operations during the nine months ended April 26, 2014, including operations of businesses acquired in fiscal 2013. The primary components of the total increase was a $116.0 million aggregate increase in direct labor and independent subcontractor costs, a $26.8 million increase in direct material costs, a $9.1 million increase in equipment costs, and an aggregate $19.7 million increase in other direct costs.

Costs of earned revenues as a percentage of contract revenue increased 0.7% for the nine months ended April 26, 2014 as compared to the nine months ended April 27, 2013. The increase was partially due to adverse weather conditions during the second and third quarters of fiscal 2014, which negatively impacted productivity for the nine month period. Our mix of work included a higher level of projects where we provided materials to the customer which resulted in a 0.7% increase in direct material costs as a percentage of total revenue. Additionally, equipment costs increased 0.2% as a percentage of total revenue during the nine months ended April 26, 2014 as compared to the nine months ended April 27, 2013. Partially offsetting these increases, other direct costs decreased 0.2% as a percentage of total revenue during the nine months ended April 26, 2014 as compared to the nine months ended April 27, 2013. There were no changes in total direct labor and independent subcontractor costs as a percentage of total revenue during the nine months ended April 26, 2014 as compared to the nine months ended April 27, 2013.

General and Administrative Expenses. General and administrative expenses increased to $39.2 million, or 9.2% as a percentage of contract revenue, for the three months ended April 26, 2014 as compared to $38.2 million, or 8.7% as a percentage of contract revenue, for the three months ended April 27, 2013. The increase was primarily due to incremental general and administrative costs of businesses acquired during the fourth quarter of fiscal 2013. Stock-based compensation increased to $2.7 million during the three months ended April 26, 2014 from $2.5 million during the three months ended April 27, 2013, due to increased restricted share unit expense.

General and administrative expenses increased to $120.8 million, or 9.1% as a percentage of contract revenue, during the nine months ended April 26, 2014 as compared to $105.9 million, or 9.4% as a percentage of contract revenue, for the nine months ended April 27, 2013. The increase in total general and administrative expenses for the nine months ended April 26, 2014 resulted primarily from the general and administrative costs of the businesses acquired in fiscal 2013, increased payroll expenses as a result of growth and higher professional fees. Additionally, stock-based compensation increased to $9.7 million during the nine months ended April 26, 2014 from $7.3 million during the nine months ended April 27, 2013, due to increased restricted share unit expense. These increases were partially offset by decreases in acquisition costs of approximately $6.5 million incurred during the nine months ended April 27, 2013 in connection with the acquisition of the Acquired Subsidiaries.

Depreciation and Amortization. Depreciation and amortization expense decreased to $22.7 million during the three months ended April 26, 2014 from $24.5 million during the three months ended April 27, 2013 and totaled 5.3% and 5.6% as a percentage of contract revenue during the current and prior year periods, respectively. The decrease in depreciation and amortization expense during the three months ended April 26, 2014 is a result of certain fixed assets becoming fully depreciated in fiscal 2013 and 2014 as well as a reduction in amortization expense to $4.1 million for the three months ended April 26, 2014 from $7.1 million during the three months ended April 27, 2013.

Depreciation and amortization increased to $69.7 million during the nine months ended April 26, 2014 from $60.7 million during the nine months ended April 27, 2013 and totaled 5.2% and 5.4% as a percentage of contract revenue during the current and prior year periods, respectively. The increase in depreciation and amortization expense during the nine months ended April 26, 2014 is a result of the addition of fixed assets and amortizing intangibles relating to the businesses acquired during fiscal 2013. These increases were partially offset by certain fixed assets becoming fully depreciated in fiscal 2013 and 2014. Included in depreciation and amortization expense, amortization expense was $14.1 million and $13.6 million during the nine months ended April 26, 2014 and April 27, 2013, respectively.

Interest Expense, Net. Interest expense, net was $6.6 million during each of the three months ended April 26, 2014 and April 27, 2013. Interest expense, net was $20.2 million and $16.6 million during the nine months ended April 26, 2014 and April 27, 2013, respectively. The increase for nine months ended April 26, 2014 reflects higher debt balances outstanding during the current period primarily related to the financing of the purchase of the Acquired Subsidiaries. The additional interest cost on incremental debt was partially offset by lower cost of debt related to the replacement of our previous credit agreement during fiscal 2013.

Other Income, Net. Other income increased to $5.6 million during the three months ended April 26, 2014 from $1.5 million during the three months ended April 27, 2013 and increased to $8.2 million during the nine months ended April 26, 2014 from

$3.5 million during the nine months ended April 27, 2013. The increases in other income were primarily a function of the number of assets sold and prices obtained for those assets during the current and prior year periods. Additionally, during the nine months ended April 27, 2013, we recognized $0.3 million in write-off of deferred financing costs associated with the replacement of our previous credit facility in December 2012.

Income Taxes. The following table presents our income tax expense and effective income tax rate for the three and nine months ended April 26, 2014 and April 27, 2013:

	For the Three Months Ended		For the Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
	(Dollars in millions)
Income tax provision	$5.2	$4.6	$15.6	$13.6
Effective income tax rate	39.6%	39.0%	40.0%	39.9%

Variations in our effective income tax rate for the three and nine months ended April 26, 2014 and April 27, 2013 are primarily attributable to the impact of non-deductible and non-taxable items, disqualifying dispositions of incentive stock option exercises, and production-related tax credits recognized in relation to our pre-tax results during the period. Non-deductible and non-taxable items will generally have a reduced impact on the effective income tax rate in periods of greater pre-tax results. We had total unrecognized tax benefits of approximately $2.3 million at both April 26, 2014 and July 27, 2013 that, if recognized, would favorably effect our effective tax rate.

Net Income. Net income was $7.9 million during the three months ended April 26, 2014 as compared to net income of $7.2 million during the three months ended April 27, 2013. Net income was $23.5 million during the nine months ended April 26, 2014 as compared to $20.5 million during the nine months ended April 27, 2013.

Liquidity and Capital Resources

Cash and Equivalents. Cash and equivalents totaled $18.7 million at April 26, 2014 compared to $18.6 million at July 27, 2013. Cash and equivalents primarily include balances on deposit with banks.

Sources of Cash. Our sources of cash have been operating activities, long-term debt, equity offerings, stock option proceeds, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, equipment, materials and subcontractors, are required to be paid before the accounts receivables resulting from the work performed are invoiced and collected from the customer. Our working capital (total current assets less total current liabilities) was $352.3 million at April 26, 2014 compared to $341.3 million at July 27, 2013.

Net cash flows. The following table presents our net cash flows for the nine months ended April 26, 2014 and April 27, 2013:

	For the Nine Months Ended
	April 26, 2014	April 27, 2013
	(Dollars in millions)

Provided by operating activities	$97.5	$91.3
Used in investing activities	$(62.2)	$(360.3)
(Used in) provided by financing activities	$(35.2)	$234.6

Cash from Operating Activities. During the nine months ended April 26, 2014, net cash provided by operating activities was $97.5 million. Non-cash items during the nine months ended April 26, 2014 and April 27, 2013 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, and deferred income taxes.

Changes in working capital (excluding cash) and changes in other long-term assets and liabilities provided $4.7 million of operating cash flow during the nine months ended April 26, 2014. The primary working capital sources of cash flow during the nine months ended April 26, 2014 were decreases in accounts receivable and net costs and estimated earnings in excess of billings of $18.4 million and $5.4 million, respectively. Additionally, increases in other accrued liabilities and accrued insurance claims provided $9.1 million of cash flow.

Our days sales outstanding ("DSO") for accounts receivable (based on ending accounts receivable divided by average daily revenue for the most recently completed quarter) increased to 50 days as of April 26, 2014 compared to 49 days as of April 27, 2013. Our payment terms for contracts of our subsidiaries, including the Acquired Subsidiaries, vary by customer and primarily range from 30 to 60 days after invoicing the customer. Our DSO for costs and estimated earnings in excess of billings ("CIEB") increased to 40 days as of April 26, 2014 compared to 36 days as of April 27, 2013. The increase in our DSO’s as compared to the prior year period was in part a result of the impact of work performed for certain rural customers, including those projects funded in part by the American Recovery and Reinvestment Act of 2009. These customers have increased documentation that is required which results in longer billing and collection cycle times and longer DSO’s. In addition, DSO’s increased for certain customers based on their invoice approval processes.

Our CIEB balances are maintained at a detailed task-specific or project level and are evaluated regularly for realizability. Such amounts are invoiced in the normal course of business according to contract terms, which consider the completion of specific tasks and the passage of time. Project delays for commercial issues such as permitting, engineering changes, incremental documentation requirements or difficult job site conditions can extend the time needed to complete certain tasks and may delay invoicing to the customer for the work performed. We were not experiencing any material project delays or other circumstances that would impact the realizability of the CIEB balance as of April 26, 2014. Additionally, there are no material amounts of CIEB related to claims or unapproved change orders as of April 26, 2014 or July 27, 2013. As of April 26, 2014, we believe that none of our significant customers was experiencing financial difficulties that would impact the realizability of our CIEB or the collectability of our trade accounts receivable.

Working capital changes that used operating cash flow during the nine months ended April 26, 2014 were decreases in accounts payable of $5.5 million and net increases in income tax receivables of $8.8 million due to the timing of required payments. Net increases in other current and other non-current assets combined used $13.9 million of operating cash flow during the nine months ended April 26, 2014, primarily for higher levels of inventory and for other prepaid costs during the nine months ended April 26, 2014.

During the nine months ended April 27, 2013, net cash provided by operating activities was $91.3 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities provided $10.0 million of operating cash flow during the nine months ended April 27, 2013. The primary working capital sources of cash flow during the nine months ended April 27, 2013 were decreases in accounts receivable and net costs and estimated earnings in excess of billings of $20.9 million and $4.9 million, respectively, including amounts collected for balances from the Acquired Subsidiaries during the period. Additionally, net increases in income tax receivables was $5.4 million during the nine months ended April 27, 2013 due to the timing of payments.Working capital changes that used operating cash flow during the nine months ended April 27, 2013 were decreases in accounts payable of $11.6 million. Additionally, decreases in accrued liabilities, insurance claims and other liabilities used $7.1 million of cash flow primarily from amounts paid during the nine months ended April 27, 2013 for annual incentive compensation. Net increases in other current and other non-current assets combined used $2.4 million of operating cash flow during the nine months ended April 27, 2013 primarily for other pre-paid costs.

Cash Used in Investing Activities. Net cash used in investing activities was $62.2 million and $360.3 million during the nine months ended April 26, 2014 and April 27, 2013, respectively. During the nine months ended April 26, 2014 we paid $0.7 million in connection with the acquisition of a telecommunications specialty construction contractor in Canada. During the nine months ended April 27, 2013 we paid $319.0 million in connection with the acquisition of the Acquired Subsidiaries. During the nine months ended April 26, 2014 and April 27, 2013, capital expenditures of $70.6 million and $45.7 million, respectively, were offset in part by proceeds from the sale of assets of $9.4 million and $4.5 million, respectively. Restricted cash, primarily related to funding provisions of our insurance program, increased $0.3 million during the nine months ended April 26, 2014.

Cash (Used In) Provided by Financing Activities. Net cash used in financing activities was $35.2 million during the nine months ended April 26, 2014. During the nine months ended April 26, 2014, net revolving paydowns under our credit agreement were $33.0 million, and we made additional principal payments on our term loan of $5.5 million. During the nine months ended April 26, 2014, we repurchased 360,900 shares of our common stock in open market transactions, at an average price of $27.71 per share, for approximately $10.0 million. We received $14.0 million from the exercise of stock options during the nine months ended April 26, 2014 and $2.8 million of excess tax benefits primarily from the exercises of stock options and vesting of restricted share units during the nine months ended April 26, 2014. Additionally, we withheld shares of restricted units and paid $3.6 million to tax authorities in order to meet payroll tax withholdings obligations on restricted units that vested during the nine months ended April 26, 2014.

Net cash provided by financing activities was $234.6 million during the nine months ended April 27, 2013. During the nine months ended April 27, 2013, we received $93.8 million in gross proceeds from the issuance of long-term debt comprised of the issuance of an incremental $90.0 million in 2021 Notes and $3.8 million in premium received in connection with the issuance, $125.0 million in proceeds from our Credit Agreement term loan (the "Term Loan") and net borrowings under our Credit Agreement of $34.4 million. Additionally, during the nine months ended April 27, 2013, we paid $6.7 million of debt issuance costs in connection with the new Credit Agreement and issuance of the 2021 Notes. We paid less than $0.1 million for principal payments on capital leases during the nine months ended April 27, 2013.

During the nine months ended April 27, 2013, we repurchased 1,047,000 shares of our common stock in open market transactions, at an average price of $14.52 per share, for approximately $15.2 million. We received $3.5 million from the exercise of stock options during the nine months ended April 27, 2013 and $0.8 million of excess tax benefits primarily from the exercises of stock options and vesting of restricted share units during the nine months ended April 27, 2013. Additionally, we withheld shares of restricted units and paid $0.9 million to tax authorities in order to meet payroll tax withholdings obligations on restricted units that vested during the nine months ended April 27, 2013.

Compliance with Credit Agreement and Indenture. We are party to a Credit Agreement with various lenders which matures in December 2017. The Credit Agreement provides for a $275 million revolving facility and a $125 million term loan (the "Term Loan"). We had outstanding revolver borrowings under the Credit Agreement of $16.0 million and $49.0 million as of April 26, 2014 and July 27, 2013, respectively. Borrowings under the Credit Agreement accrued interest at a weighted average rate of approximately 3.46% per annum and 2.19% per annum as of April 26, 2014 and July 27, 2013, respectively. As of April 26, 2014 and July 27, 2013, we had $116.4 million and $121.9 million, respectively, of outstanding principal amount under the Term Loan, which accrued interest at 2.15% and 2.19% per annum, respectively. Borrowings under the Credit Agreement are guaranteed by substantially all of our subsidiaries and secured by the stock of each wholly-owned, domestic subsidiary (subject to specified exceptions) and can be used to refinance certain indebtedness, to provide general working capital, and for other general corporate purposes.

Standby letters of credit of approximately $49.6 million and $46.7 million, issued as part of the Company's insurance program, were outstanding under the Credit Agreement as of April 26, 2014 and July 27, 2013, respectively. Interest on outstanding standby letters of credit accrued at 2.0% per annum at both April 26, 2014 and July 27, 2013, respectively. Unutilized commitments were at rates per annum of 0.35% at both April 26, 2014 and July 27, 2013. At April 26, 2014 and July 27, 2013, we were in compliance with the financial covenants of the Credit Agreement and had additional borrowing availability of $209.4 million and $179.3 million, respectively, as determined by the most restrictive covenants of the Credit Agreement.

On April 26, 2014 and July 27, 2013, Dycom Investments, Inc., one of our subsidiaries, had outstanding an aggregate principal amount of $277.5 million of 7.125% senior subordinated notes due 2021 that were issued under an indenture dated January 21, 2011 (the "Indenture"). In addition, the 2021 Notes had a debt premium of $3.3 million and $3.6 million as of April 26, 2014 and July 27, 2013, respectively.

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

Contractual Obligations. The following tables set forth our outstanding contractual obligations, including related party leases, as of April 26, 2014:

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
	(Dollars in thousands)
7.125% senior subordinated notes due 2021	$—	$—	$—	$277,500	$277,500
Senior Credit Agreement Term Loan	10,156	29,688	76,562	—	116,406
Borrowings on senior Credit Agreement	—	—	16,000	—	16,000
Fixed interest payments on long-term debt (a)	19,772	39,544	39,544	39,543	138,403
Operating lease obligations	14,299	16,370	3,991	1,137	35,797
Employment agreements	6,441	5,899	281	—	12,621
Purchase and other contractual obligations	18,810	—	—	—	18,810
Total	$69,478	$91,501	$136,378	$318,180	$615,537

(a) Includes interest payments on our $277.5 million in aggregate principal amount of 2021 Notes outstanding and excludes any interest payments on our variable rate debt. Variable rate debt as of April 26, 2014 was comprised of $116.4 million outstanding on our Term Loan and $16.0 million in outstanding revolving borrowings under our Credit Agreement.

Purchase and other contractual obligations in the table above primarily represent obligations under agreements to purchase vehicles and equipment which have not been received as of April 26, 2014. We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of April 26, 2014.

Our condensed consolidated balance sheet as of April 26, 2014 includes a long-term liability of approximately $32.0 million for accrued insurance claims. This liability has been excluded from the above table as the timing of any cash payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was $2.3 million at both April 26, 2014 and July 27, 2013 and is included in other liabilities in the condensed consolidated balance sheet. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Off-Balance Sheet Arrangements. Performance Bonds and Guarantees – We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of April 26, 2014, we had $415.7 million of outstanding performance and other surety contract bonds. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $173.0 million as of April 26, 2014. There has been no material impact on our financial statements as a result of customers exercising their rights under the bonds. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit – We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize our obligations to our insurance carriers in connection with the settlement of potential claims. As of April 26, 2014 and July 27, 2013 we had $49.6 million and $46.7 million, respectively, outstanding standby letters of credit issued under the Credit Agreement.

Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our Credit Agreement, are sufficient to meet our financial obligations. These obligations include interest payments required on our senior subordinated notes and outstanding borrowings under our Credit Agreement, working capital requirements, and the normal replacement of equipment at our current level of operations for at least the next twelve months. Our future operating results and cash flows may be impacted by a number of factors including our success in bidding on future contracts and our ability to manage costs effectively. Our capital requirements may increase to the extent we seek to grow by acquisitions that involve consideration other than our stock, or to the extent we repurchase our common stock, repay revolving borrowings, or repurchase or call our senior subordinated notes. Changes in financial markets or other areas of the economy could adversely impact our ability to access the capital markets, in which case we would expect to rely on a combination of available cash and the Credit Agreement to provide short-term funding.

Management regularly monitors the financial markets and assesses general economic conditions for any impact on our financial position. If changes in financial markets or other areas of the economy adversely impact our ability to access capital markets, we would expect to rely on a combination of available cash and the existing committed credit facility to provide short-term funding. We believe that our cash investment policies are prudent and we expect that any volatility in the capital markets would not have a material impact on our cash investments.

Backlog. Our backlog consists of the estimated uncompleted portion of services to be performed under contractual agreements with our customers and totaled $2.046 billion and $2.197 billion at April 26, 2014 and July 27, 2013, respectively. We expect to complete 57.6% of the April 26, 2014 backlog during the next twelve months. Our backlog estimates represent amounts under master service agreements and other contractual agreements for services projected to be performed over the terms of the contracts and are based on contract terms, our historical experience with customers and, more generally, our experience in similar procurements. The significant majority of our backlog estimates comprise services under master service agreements and long-term contracts.

Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to commercial issues and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. While we have not experienced any material cancellations during fiscal 2013 or the nine months ended April 26, 2014, the majority of our contracts may be canceled by our customers upon notice, regardless of whether or not we are in default. Our estimates of a customer's requirements during a particular future period may prove to be inaccurate. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded was not material.

Backlog is not a measure defined by United States generally accepted accounting principles; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.

Seasonality and Quarterly Fluctuations

Our revenues exhibit seasonality as a significant portion of our work is performed outdoors. Consequently, our operations are impacted by extended periods of inclement weather which are more likely to occur during the winter season, impacting our second and third fiscal quarters. Variations influenced by seasonality may be further impacted as a result of businesses acquired during fiscal 2013 based on some of the cold weather geographies where they perform work. Also, a disproportionate percentage of paid holidays fall within our second quarter, which decreases the number of available workdays. Additionally, our customer premise equipment installation activities for cable providers historically decrease around calendar year end holidays as their customers generally require less activity during this period. As a result, we may experience reduced revenue in the second or third quarters of our fiscal year.

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

Our revolving credit facility permits borrowings at a variable rate of interest. On April 26, 2014, we had variable rate debt outstanding under the Credit Agreement of $16.0 million of revolver borrowings and a $116.4 million term loan. Interest related to the borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of the Credit Agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly increase or decrease by approximately $0.7 million annually. Additionally, outstanding long-term debt on April 26, 2014 included $277.5 million of principal amount of the 2021 Notes, which bear a fixed rate of interest of 7.125%. Due to the fixed rate of interest on the notes, changes in interest rates would not have an impact on the related interest expense. The fair value of the outstanding notes was approximately $298.0 million on April 26, 2014, based on quoted market prices, as compared to $280.8 million carrying value (including debt premium of $3.3 million). There exists market risk sensitivity on the fair value of the fixed rate notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the notes of approximately $8.0 million, calculated on a discounted cash flow basis.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of April 26, 2014, the market risk for foreign currency exchange rates was not significant as our operations in Canada have not been material.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of April 26, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 26, 2014, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (2) accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended April 26, 2014, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) During the three months ended April 26, 2014, the Company did not purchase any of its common stock.

On August 27, 2013, the Board of Directors authorized $40.0 million to repurchase shares of the Company's outstanding common stock over the subsequent eighteen months in open market or private transactions. As of April 26, 2014, $30.0 million authorization remained available for repurchases through February 2015.

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

101++**
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2014, formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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

DYCOM INDUSTRIES, INC.
Registrant

Date:	May 22, 2014	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date:	May 22, 2014	/s/ H. Andrew DeFerrari
Name: H. Andrew DeFerrari Title: Senior Vice President and Chief Financial Officer