Form 10-Q
period 2014-10-25
DYCOM INDUSTRIES INC
filed 2014-11-26
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 25, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11770 US Highway 1, Suite 101, Palm Beach Gardens, Florida	33408
(Address of principal executive offices)	(Zip Code)

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

There were 34,058,785 shares of common stock with a par value of $0.33 1/3 outstanding at November 24, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 25, 2014	July 26, 2014
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$16,459	$20,672
Accounts receivable, net	296,832	272,741
Costs and estimated earnings in excess of billings	256,951	230,569
Inventories	47,003	49,095
Deferred tax assets, net	21,022	19,932
Other current assets	14,467	12,727
Total current assets	652,734	605,736

PROPERTY AND EQUIPMENT, NET	206,139	205,413
GOODWILL	269,465	269,088
INTANGIBLE ASSETS, NET	117,824	116,116
OTHER	15,995	16,001
TOTAL NON-CURRENT ASSETS	609,423	606,618
TOTAL ASSETS	$1,262,157	$1,212,354

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$66,422	$63,318
Current portion of debt	11,719	10,938
Billings in excess of costs and estimated earnings	14,027	13,882
Accrued insurance claims	33,525	32,260
Other accrued liabilities	86,905	76,134
Total current liabilities	212,598	196,532

LONG-TERM DEBT (including debt premium of $3.1 million and $3.2 million at October 25, 2014 and July 26, 2014, respectively)	455,640	446,863
ACCRUED INSURANCE CLAIMS	36,189	33,782
DEFERRED TAX LIABILITIES, NET NON-CURRENT	43,018	45,361
OTHER LIABILITIES	5,211	4,882
Total liabilities	752,656	727,420

COMMITMENTS AND CONTINGENCIES, Note 17

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 34,057,679 and 33,990,589 issued and outstanding, respectively	11,353	11,330
Additional paid-in capital	135,824	131,819
Accumulated other comprehensive (loss) income	(426)	(158)
Retained earnings	362,750	341,943
Total stockholders' equity	509,501	484,934
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,262,157	$1,212,354

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	October 25, 2014	October 26, 2013
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$510,389	$512,720

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	403,468	410,119
General and administrative (including stock-based compensation expense of $3.9 million and $3.5 million, respectively)	44,696	43,075
Depreciation and amortization	22,930	23,552
Total	471,094	476,746

Interest expense, net	(6,749)	(6,886)
Other income, net	1,795	2,012
INCOME BEFORE INCOME TAXES	34,341	31,100

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	16,999	12,327
Deferred	(3,465)	113
Total	13,534	12,440

NET INCOME	$20,807	$18,660

EARNINGS PER COMMON SHARE:
Basic earnings per common share	$0.61	$0.56

Diluted earnings per common share	$0.59	$0.54

SHARES USED IN COMPUTING EARNINGS PER COMMON SHARE:
Basic	34,010,147	33,423,678

Diluted	35,117,673	34,638,998

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
	October 25, 2014	October 26, 2013
	(Dollars in thousands)
NET INCOME	$20,807	$18,660
Foreign currency translation losses	(268)	(60)
COMPREHENSIVE INCOME	$20,539	$18,600

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	October 25, 2014	October 26, 2013
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$20,807	$18,660
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	22,930	23,552
Bad debt expense, net	83	186
Gain on sale of fixed assets	(1,523)	(1,865)
Deferred income tax (benefit) provision	(3,465)	113
Stock-based compensation	3,890	3,506
Amortization of premium on long-term debt	(97)	(91)
Amortization of debt issuance costs and other	494	465
Excess tax benefit from share-based awards	(210)	(656)
Change in operating assets and liabilities:
Accounts receivable, net	(22,016)	(52,397)
Costs and estimated earnings in excess of billings, net	(26,237)	(17,202)
Other current assets and inventory	(1,608)	(8,740)
Other assets	(159)	(430)
Income taxes receivable/payable	10,233	8,101
Accounts payable	1,151	871
Accrued liabilities, insurance claims, and other liabilities	6,632	7,234
Net cash provided by (used in) operating activities	10,905	(18,693)

INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	(8,371)	—
Capital expenditures	(18,028)	(30,288)
Proceeds from sale of assets	1,698	2,465
Changes in restricted cash	(541)	(305)
Net cash used in investing activities	(25,242)	(28,128)

FINANCING ACTIVITIES:
Proceeds from borrowings on senior Credit Agreement	132,000	164,000
Principal payments on senior Credit Agreement, including Term Loan	(122,344)	(131,563)
Exercise of stock options	567	10,124
Restricted stock tax withholdings	(309)	(609)
Excess tax benefit from share-based awards	210	656
Net cash provided by financing activities	10,124	42,608

Net decrease in cash and equivalents	(4,213)	(4,213)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	20,672	18,607

CASH AND EQUIVALENTS AT END OF PERIOD	$16,459	$14,394

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Continued) (Unaudited)

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$1,369	$1,517
Income taxes	$6,796	$4,311
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$3,924	$3,384

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Accounting Policies

Basis of Presentation

Dycom Industries, Inc. ("Dycom" or the "Company") is a leading provider of specialty contracting services throughout the United States and in Canada. The Company's services include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities.

The accompanying unaudited condensed consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated and the financial statements reflect all adjustments, consisting of only normal recurring accruals that are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Operating results for the interim period are not necessarily indicative of the results expected for any other interim period or for the full fiscal year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the Company's audited financial statements for the year ended July 26, 2014 included in the Company's Annual Report on Form 10-K for the year ended July 26, 2014, filed with the SEC on September 9, 2014.

Segment Information – The Company operates in one reportable segment as a specialty contractor, providing engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities. The Company operates through its operating segments, each of which consists of a legal subsidiary (or in limited cases, the combination of two or more subsidiaries). Management of the operating segments report to the Company's Chief Operating Officer who reports to the Chief Executive Officer, the chief operating decision maker. All of the Company's operating segments have been aggregated into one reportable segment due to their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. The Company's services are provided by its operating segments throughout the United States and in Canada. Revenues from services provided in Canada were approximately $4.7 million and $3.3 million during the three months ended October 25, 2014 and October 26, 2013 respectively. The Company had no material long-lived assets in Canada at October 25, 2014 or July 26, 2014.

Accounting Period – The Company uses a fiscal year ending on the last Saturday in July.

Significant Accounting Policies & Estimates

Significant Accounting Policies & Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. At the time they are made, the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole. However, actual results could differ materially from those estimates. There have been no material changes to the Company's significant accounting policies and critical accounting estimates described in the Company's Annual Report on Form 10-K for the year ended July 26, 2014.

Restricted Cash – As of October 25, 2014 and July 26, 2014, the Company had approximately $4.5 million and $4.0 million, respectively, in restricted cash which is held as collateral in support of the Company's insurance obligations. Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the condensed consolidated statements of cash flows.

Fair Value of Financial Instruments – The Company's financial instruments consist primarily of cash and equivalents, restricted cash, accounts receivables, income taxes receivable and payable, accounts payable and certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the Company's outstanding 7.125% senior subordinated notes due 2021 (the "2021 Notes") which are based on observable market-based inputs (Level 2) as of October 25, 2014 and July 26, 2014. See Note 10, Debt, for further information regarding the fair value of the 2021 Notes. The Company's cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of October 25, 2014 and July 26, 2014. During the three months ended October 25, 2014 and October 26, 2013, the Company had no material non-recurring fair value measurements of assets or liabilities subsequent to their initial recognition.

Recently Issued Accounting Pronouncements

Accounting Standards Not Yet Adopted

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 changes the criteria for reporting discontinued operations. In accordance with ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 also requires expanded disclosures about the assets, liabilities, income, and expenses of discontinued operations as well as disclosure of the pre-tax income rising from a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. ASU 2014-08 will be effective for the Company beginning in fiscal 2016 and interim reporting periods within that year. Early adoption is permitted only for disposals that have not been reported in financial statement previously issued or available for issuance. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09"). ASU 2014-09 requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 requires entities to disclose both qualitative and quantitative information that enables users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including disclosure of significant judgments affecting the recognition of revenue. ASU 2014-09 will be effective for the Company beginning in fiscal 2018 and interim reporting periods within that year, using either the retrospective or cumulative effect transition method. Early adoption is not permitted. The Company is currently evaluating the effect of the adoption of this guidance on the consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Disclosure should include the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and management’s plans that are intended to mitigate those conditions or events. ASU 2014-15 will be effective for the Company beginning in fiscal 2017 and interim reporting periods within that year. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

2. Computation of Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the Three Months Ended
	October 25, 2014	October 26, 2013
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders (numerator)	$20,807	$18,660

Weighted-average number of common shares (denominator)	34,010,147	33,423,678

Basic earnings per common share	$0.61	$0.56

Weighted-average number of common shares	34,010,147	33,423,678
Potential common stock arising from stock options, and unvested restricted share units	1,107,526	1,215,320
Total shares-diluted (denominator)	35,117,673	34,638,998

Diluted earnings per common share	$0.59	$0.54

Anti-dilutive weighted shares excluded from the calculation of earnings per share	570,749	547,154

3. Acquisitions

Fiscal 2015 - During the first quarter of fiscal 2015, the Company acquired Hewitt Power & Communications, Inc. ("Hewitt") for $8.0 million, net of cash acquired. Hewitt provides specialty contracting services primarily for telecommunications providers in the Southeastern United States. The preliminary purchase price allocation includes $5.8 million to a customer relationship intangible and the remaining to property and equipment and working capital items.

Fiscal 2014 - During the third quarter of fiscal 2014, the Company acquired a telecommunications specialty construction contractor in Canada for $0.7 million. The Company also acquired Watts Brothers Cable Construction, Inc. ("Watts Brothers") for $16.4 million during the fourth quarter of fiscal 2014. Watts Brothers provides specialty contracting services primarily for telecommunications providers in the Midwest and Southeastern United States. During the three months ended October 25, 2014, the Company paid $0.3 million in working capital adjustments. The preliminary purchase price allocation includes $1.6 million to goodwill, $8.5 million to a customer relationship intangible, $3.7 million to property and equipment and the remaining to working capital items.

Purchase price allocations of businesses acquired during fiscal 2014 and fiscal 2015 are preliminary and will be completed during fiscal 2015 when the valuations are finalized for intangible assets and other amounts.

4. Accounts Receivable

Accounts receivable consists of the following:

	October 25, 2014	July 26, 2014
	(Dollars in thousands)
Contract billings	$279,204	$258,254
Retainage and other receivables	18,458	15,323
Total	297,662	273,577
Less: allowance for doubtful accounts	(830)	(836)
Accounts receivable, net	$296,832	$272,741

The Company grants credit under normal payment terms, generally without collateral, to its customers. The Company expects to collect the outstanding balance of accounts receivable, net, including retainage and amounts on which we have filed construction liens, within the next twelve months. Except as described below, there were no material accounts receivable amounts representing claims or other similar items subject to uncertainty as of October 25, 2014 or July 26, 2014.

With respect to certain accounts receivable balances, the Company has statutory lien rights that may assist in its collection efforts. As of October 25, 2014, the Company's accounts receivable include approximately $20.1 million for past due balances from a customer on a rural project funded primarily by the Rural Utilities Service agency of the United States Department of Agriculture (the “RUS”) under the American Recovery and Reinvestment Act of 2009. The loan made by the RUS is secured by certain assets of the customer. The Company has stopped work on the project. The Company has filed construction liens with respect to work on the project representing approximately $17.7 million of the accounts receivable balance. In addition, other creditors have also filed construction liens against the customer. In July 2014, the Company was included in an action taken by another creditor that has filed a construction lien on one parcel of property owned by the customer to foreclose the lien on that parcel. In the event the customer does not pay the balances owed, the amount the Company collects through the enforcement of its liens or other actions will depend on the value realized on the assets underlying the liens as well as the amount owed to, and priority of, other creditors.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. During the three months ended October 25, 2014 and October 26, 2013, write-offs to the allowance for doubtful accounts, net of recoveries, were not material.

5. Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings ("CIEB") includes revenue for services from contracts based both on the units-of-delivery and the cost-to-cost measures of the percentage of completion method. Contracts in progress are as follows:

	October 25, 2014	July 26, 2014
	(Dollars in thousands)
Costs incurred on contracts in progress	$232,709	$234,766
Estimated to date earnings	61,859	57,335
Total costs and estimated earnings	294,568	292,101
Less: billings to date	(51,644)	(75,414)
	$242,924	$216,687
Included in the accompanying condensed consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$256,951	$230,569
Billings in excess of costs and estimated earnings	(14,027)	(13,882)
	$242,924	$216,687

As of October 25, 2014, the Company expects that substantially all of its CIEB will be billed to customers and collected in the normal course of business within the next twelve months. Additionally, there were no material CIEB amounts representing claims or other similar items subject to uncertainty as of October 25, 2014 or July 26, 2014.

6. Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Lives	October 25, 2014	July 26, 2014
	(Years)	(Dollars in thousands)
Land	—	$3,408	$3,408
Buildings	10-35	11,598	11,589
Leasehold improvements	1-10	5,602	5,335
Vehicles	1-5	286,831	279,631
Computer hardware and software	3-10	77,004	73,349
Office furniture and equipment	2-7	7,873	7,790
Equipment and machinery	1-10	180,723	177,608
Total		573,039	558,710
Less: accumulated depreciation		(366,900)	(353,297)
Property and equipment, net		$206,139	$205,413

Depreciation expense and repairs and maintenance are as follows:

	For the Three Months Ended
	October 25, 2014	October 26, 2013
	(Dollars in thousands)
Depreciation expense	$18,841	$18,401
Repairs and maintenance expense	$5,484	$5,994

7. Goodwill and Intangible Assets

Goodwill

The Company's goodwill balance was $269.5 million and $269.1 million as of October 25, 2014 and July 26, 2014, respectively. The increase in goodwill during fiscal 2015 is a result of preliminary purchase price allocation adjustments associated with businesses acquired during the fourth quarter of fiscal 2014, including the final working capital adjustment. Changes in the carrying amount of goodwill for fiscal 2015 are as follows:

	Goodwill	Accumulated Impairment Losses	Total
	(Dollars in thousands)
Balance as of July 26, 2014	$464,855	$(195,767)	$269,088
Purchase price allocation adjustments	377	—	377
Balance as of October 25, 2014	$465,232	$(195,767)	$269,465

The full amount of goodwill related to businesses acquired during fiscal 2014 is expected to be deductible for tax purposes. The Company's goodwill and other indefinite-lived intangible assets are assessed annually for impairment as of the first day of the fourth fiscal quarter of each year, or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. The Company's goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors resulting from the cyclical nature of the Company's business, the high level of competition existing within the Company's industry, the concentration of the Company's revenues from a limited number of customers, and the level of overall economic activity, including in particular construction and housing activity. During times of slowing economic conditions, the Company's customers may reduce capital expenditures and defer or cancel pending projects. Individual reporting units may be more impacted by these factors than the Company as a whole. As a result, demand for the services of one or more of the Company's reporting units could decline, resulting in an impairment of goodwill or intangible assets.

As a result of the fiscal 2014 annual impairment analysis, the Company concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit. During fiscal 2014, the Company performed qualitative assessments on reporting units that comprise less than 20% of its consolidated goodwill balance. The qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, the Company performed the first step of the quantitative analysis described in ASC Topic 350, Intangibles-Goodwill and Other. The key valuation assumptions contributing to the fair value estimates of the Company's reporting units were (a) a discount rate of 11.5% based on the Company's best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units; (b) terminal value based on terminal growth rates ranging from 1.5% to 3.0%; and (c) seven expected years of cash flow before the terminal value for each annual test.

In the fiscal 2014 impairment analysis, the fair value for three of the reporting units acquired in fiscal 2013 exceeded their carrying value by less than 25% each. The goodwill balances for these reporting units were $10.6 million, $4.8 million and $3.6 million. Recent operating performance, along with assumptions for specific customer and industry opportunities, were considered in the key assumptions used during the fiscal 2014 impairment analysis. Management has determined the goodwill balance of these reporting units may have an increased likelihood of impairment if a prolonged downturn in customer demand were to occur, or if the reporting units were not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in changes to other valuation assumptions. Factors monitored by management which could result in a change to the reporting units' estimates include the outcome of customer requests for proposals and subsequent awards, strategies of competitors, labor market conditions and levels of overall economic activity, including construction and housing activity. As of October 25, 2014, the Company believes the goodwill is recoverable for all of the reporting units; however, there can be no assurances that the goodwill will not be impaired in future periods.

Intangible Assets

The Company's intangible assets consist of the following:

	October 25, 2014	July 26, 2014
	(Dollars in thousands)
Carrying amount:
Customer relationships	$179,391	$173,594
Contract backlog	13,546	15,285
Trade names	8,200	8,200
UtiliQuest trade name	4,700	4,700
Non-compete agreements	400	400
	206,237	202,179
Accumulated amortization:
Customer relationships	72,483	69,048
Contract backlog	12,063	13,490
Trade names	3,683	3,361
Non-compete agreements	184	164
	88,413	86,063
Net Intangible Assets	$117,824	$116,116

The carrying amount of customer relationships increased $5.8 million during fiscal 2015 as a result of the preliminary allocation of the purchase price of Hewitt. Amortization of the Company's customer relationships and contract backlog intangible assets is recognized on an accelerated basis as a function of the expected economic benefit. Amortization for the Company's other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible asset. Amortization expense for finite-lived intangible assets was $4.1 million and $5.2 million for the three months ended October 25, 2014 and October 26, 2013, respectively.

Estimated total amortization expense for the remainder of fiscal 2015 and each of the five succeeding fiscal years and thereafter is as follows:

Period	Amount
(Dollars in thousands)
Nine months ending July 25, 2015	$12,317
2016	$15,782
2017	$14,308
2018	$12,148
2019	$9,757
2020	$8,842
Thereafter	$39,970
Total	$113,124

As of October 25, 2014, the Company believes that the carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

8. Accrued Insurance Claims

Within its insurance program the Company retains the risk of loss, up to certain limits, for claims relating to automobile liability, general liability, workers’ compensation, employee group health, and damages relating to underground facility locating services. With respect to losses occurring in fiscal 2015, the Company retains the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability and workers’ compensation. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in two states in which the Company participates in a state-sponsored insurance fund. Aggregate stop loss coverage for automobile liability, general liability and workers’ compensation claims is $59.5 million for fiscal 2015.

The Company is party to a stop-loss agreement for losses under its employee group health plan. The Company retains the risk of loss, on an annual basis, of the first $250,000 of claims per participant. In addition, the Company retains the risk of loss for the first $550,000 of claim amounts that aggregate across all participants having claims that exceed $250,000.

The liability for total accrued insurance claims and related processing costs was $69.7 million and $66.0 million at October 25, 2014 and July 26, 2014, respectively, of which, $36.2 million and $33.8 million, respectively, is reflected within non-current liabilities in the condensed consolidated financial statements.

9. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	October 25, 2014	July 26, 2014
	(Dollars in thousands)
Accrued payroll and related taxes	$19,421	$18,429
Accrued employee benefit and incentive plan costs	9,360	17,677
Accrued construction costs	23,529	20,689
Accrued interest and related bank fees	5,821	872
Income taxes payable	13,369	5,223
Other current liabilities	15,405	13,244
Total other accrued liabilities	$86,905	$76,134

10. Debt

The Company’s outstanding indebtedness consists of the following:

	October 25, 2014	July 26, 2014
	(Dollars in thousands)
Senior Credit Agreement - Revolving facility (matures December 2017)	$75,000	$63,000
Senior Credit Agreement - Term Loan (matures December 2017)	111,719	114,063
7.125% senior subordinated notes due 2021	277,500	277,500
Long-term debt premium on 7.125% senior subordinated notes (amortizes to interest expense through January 2021)	3,140	3,238
	467,359	457,801
Less: current portion	(11,719)	(10,938)
Long-term debt	$455,640	$446,863

Senior Subordinated Notes Due 2021

As of October 25, 2014 and July 26, 2014, Dycom Investments, Inc., (the "Issuer"), a wholly-owned subsidiary of the Company, had outstanding an aggregate principal amount of $277.5 million of 7.125% senior subordinated notes due 2021 that were issued under an indenture dated January 21, 2011 (the "Indenture"). In addition, the 2021 Notes had a debt premium of $3.1 million and $3.2 million as of October 25, 2014 and July 26, 2014, respectively.

The 2021 Notes are guaranteed by the Issuer's parent company and substantially all of the Company's subsidiaries. For additional information regarding these guarantees see Note 18, Supplemental Consolidating Financial Statements. The Indenture contains covenants that limit, among other things, the Company's ability to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of its subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of its assets.

The Company determined that the fair value of the 2021 Notes as of October 25, 2014 was approximately $290.7 million based on quoted market prices, compared to a $280.6 million carrying value (including the debt premium of $3.1 million). As of July 26, 2014, the fair value of the 2021 Notes was $297.6 million compared to a carrying value of $280.7 million (including the debt premium of $3.2 million).

Senior Credit Agreement

Dycom Industries, Inc. and certain of its subsidiaries, are party to a credit agreement (the "Credit Agreement") with various lenders. The Credit Agreement matures in December 2017 and provides for a $275 million revolving facility and a $125 million term loan (the "Term Loan"). Borrowings under the Credit Agreement can be used to refinance certain indebtedness, to provide general working capital, and for other general corporate purposes.

The Company had outstanding revolver borrowings under the Credit Agreement of $75.0 million and $63.0 million as of October 25, 2014 and July 26, 2014, respectively, which accrued interest at a weighted average rate of approximately 2.27% per annum and 2.55% per annum as of October 25, 2014 and July 26, 2014, respectively. Additionally, the Company had $111.7 million and $114.1 million of outstanding principal amount under the Term Loan as of October 25, 2014 and July 26, 2014, respectively, which accrued interest at 2.15% per annum, as of both October 25, 2014 and July 26, 2014.

The Credit Agreement contains a sublimit of $150 million for the issuance of letters of credit. Standby letters of credit of approximately $54.3 million and $49.4 million, issued as part of the Company's insurance program, were outstanding under the Credit Agreement as of October 25, 2014 and July 26, 2014, respectively. Interest on outstanding standby letters of credit accrued at 2.0% per annum at both October 25, 2014 and July 26, 2014. The unused facility fee was 0.35% of unutilized commitments at both October 25, 2014 and July 26, 2014.

At October 25, 2014 and July 26, 2014, the Company was in compliance with the financial covenants of the Credit Agreement and had additional borrowing availability of $145.7 million and $162.6 million, respectively, as determined by the most restrictive covenants of the Credit Agreement.

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

The Company is subject to federal income taxes in the United States, as well as income taxes of multiple state jurisdictions and in Canada. There were immaterial amounts of pre-tax income related to Canadian operations for the three months ended October 25, 2014 and October 26, 2013. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian income tax examinations for fiscal years ended 2010 and prior. The Company believes its provision for income taxes is adequate; however, any assessment would affect the Company’s results of operations and cash flows. Income tax receivables totaling less than $0.1 million and $2.2 million are included in other current assets as of October 25, 2014 and July 26, 2014, respectively. Income tax payables totaling $13.4 million and $5.2 million are included within other accrued liabilities as of October 25, 2014 and July 26, 2014, respectively.

As of both October 25, 2014 and July 26, 2014, the Company had total unrecognized tax benefits of $2.4 million that would reduce the Company’s effective tax rate during future periods if it is subsequently determined that those liabilities were not required. The Company had approximately $0.8 million for the payment of interest and penalties accrued at both October 25, 2014 and July 26, 2014. Interest expense related to unrecognized tax benefits was immaterial during the three months ended October 25, 2014 and October 26, 2013.

12. Other Income, Net

The components of other income, net, are as follows:

	For the Three Months Ended
	October 25, 2014	October 26, 2013
	(Dollars in thousands)
Gain on sale of fixed assets	$1,523	$1,865
Miscellaneous income, net	272	147
Total other income, net	$1,795	$2,012

13. Capital Stock

During fiscal 2014, the Company repurchased 360,900 shares of its common stock in open market transactions, at an average price of $27.71 per share, for approximately $10.0 million under its share repurchase program. All shares repurchased have been subsequently canceled. No shares were repurchased during the first quarter of fiscal 2015. As of October 25, 2014, approximately $30.0 million of the $40.0 million authorized on August 27, 2013 remained authorized for repurchases through February 2015.

During the three months ended October 25, 2014 and October 26, 2013, the Company withheld 10,931 shares and 19,468 shares, respectively, of shares issued with respect to restricted units that vested during the periods, totaling $0.3 million and $0.6 million, respectively, in order to meet payroll tax withholdings obligations that arose on the vesting of restricted units. All shares withheld have been canceled. The shares withheld for tax withholdings do not reduce the Company’s total share repurchase authority.

14. Stock-Based Awards

The Company has certain stock-based compensation plans which provide for the grants of stock-based awards, including stock options, restricted shares, performance shares, restricted share units, performance share units, and stock appreciation rights.

Compensation expense for stock-based awards is based on the fair value at the measurement date and is included in general and administrative expenses in the condensed consolidated statements of operations. The total amount of stock-based compensation expense ultimately recognized is based on the number of awards that actually vest and fluctuates as a result of performance criteria for performance-based awards, as well as the vesting period of all stock-based awards. For performance share units ("Performance RSUs"), the Company evaluates compensation expense quarterly and recognizes expense for performance-based awards only if management determines it is probable that the performance criteria for the awards will be met. Accordingly, the amount of compensation expense recognized during any fiscal year may not be representative of future stock-based compensation expense.

Stock-based compensation expense and the related tax benefit recognized related to stock options and restricted share units during the three months ended October 25, 2014 and October 26, 2013 are as follows:

	For the Three Months Ended
	October 25, 2014	October 26, 2013
	(Dollars in thousands)
Stock-based compensation	$3,890	$3,506
Tax benefit recognized in the statement of operations	$1,464	$1,299

As of October 25, 2014, unrecognized compensation expense related to stock options, time-based restricted share units ("RSUs") and target Performance RSUs was $2.7 million, $5.8 million and $9.7 million, respectively, based on the Company's estimate of performance goal achievement. This expense will be recognized over a weighted-average period of 2.2 years, 2.4 years and 1.5 years, respectively, which is based on the average remaining service periods of the awards. As of October 25, 2014, the Company may recognize an additional $4.5 million in compensation expense related to Performance RSUs if the maximum amount of restricted share units are earned based on certain performance goals being met.

Stock Options

The following table summarizes stock option award activity during the three months ended October 25, 2014:

	Stock Options
	Shares	Weighted Average Exercise Price

Outstanding as of July 26, 2014	2,044,893	$18.68
Granted	—	$—
Options exercised	(39,525)	$14.35
Forfeited or canceled	(5,966)	$27.80
Outstanding as of October 25, 2014	1,999,402	$18.74

Exercisable options as of October 25, 2014	1,531,775	$18.89

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU activity during the three months ended October 25, 2014:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price

Outstanding as of July 26, 2014	398,931	$20.61	1,190,184	$21.73
Granted	984	$28.44	68,418	$28.84
Share units vested	(984)	$28.44	(37,512)	$19.83
Forfeited or canceled	(291)	$19.26	(323,687)	$19.79
Outstanding as of October 25, 2014	398,640	$20.61	897,403	$23.05

The granted Performance RSUs in the above table is comprised of 34,209 target shares and 34,209 supplemental shares granted to officers. Approximately 312,163 Performance RSUs outstanding as of July 26, 2014, including 48,313 target shares and 263,850 supplemental shares, were canceled during the first quarter of fiscal 2015 as a result of the fiscal 2014 performance criteria not being fully met. The total amount of Performance RSUs outstanding as of October 25, 2014 is comprised of 690,342 target shares and 207,061 supplemental shares.

15. Related Party Transactions

The Company leases administrative offices from entities related to officers of certain of the Company’s subsidiaries. The total expense under these arrangements was $0.4 million and $0.6 million for the three months ended October 25, 2014 and October 26, 2013, respectively. Additionally, amounts paid for subcontracting services and materials to entities related to officers of certain of the Company’s subsidiaries were $0.5 million and $0.7 million during the three months ended October 25, 2014 and October 26, 2013, respectively. The Company believes that all related party transactions have been conducted on an arms-length basis and the terms are similar to those that would be available to other third parties.

16. Concentration of Credit Risk

The Company’s customer base is highly concentrated, with its top five customers in each period accounting for approximately 59.4% and 57.2% of its total revenues during the three months ended October 25, 2014 and October 26, 2013, respectively. Customers whose revenues exceeded 10% of total revenue during the three months ended October 25, 2014 or October 26, 2013 are as follows:

	For the Three Months Ended
	October 25, 2014	October 26, 2013
AT&T Inc.	21.2%	17.5%
CenturyLink, Inc.	13.1%	15.5%
Comcast Corporation	12.8%	10.5%

Customers representing 10% or more of combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings, net as of October 25, 2014 or July 26, 2014 had the following outstanding balances and the related percentage of the Company’s total outstanding balances:

	October 25, 2014		July 26, 2014
	Amount	% of Total	Amount	% of Total
		(Dollars in millions)
AT&T Inc.	$100.3	18.5%	$87.6	17.9%
CenturyLink, Inc.	$58.2	10.8%	$48.2	9.8%
Comcast Corporation	$57.1	10.6%	$48.9	9.9%

17. Commitments and Contingencies

In October 2012, a former employee of UtiliQuest, LLC ("UtiliQuest"), a wholly-owned subsidiary of the Company, commenced a lawsuit against UtiliQuest in the Superior Court of California. The lawsuit alleges that UtiliQuest violated the California Labor Code, the California Business & Professions Code and the Labor Code Private Attorneys General Act of 2004 by failing to pay for all hours worked (including overtime) and failing to provide meal breaks and accurate wage statements. The plaintiff seeks unspecified damages and other relief on behalf of himself and a putative class of current and former employees of UtiliQuest who worked as locators in the State of California in the four years preceding the filing date of the lawsuit. In January 2013, UtiliQuest removed the case to the United States District Court for the Northern District of California and the plaintiff subsequently filed a Motion to Remand the case back to the California Superior Court. In April 2013, the parties exchanged initial disclosures and in July 2013, the District Court granted plaintiff's Motion to Remand. UtiliQuest filed its second removal of the case to the District Court in October 2013. On January 8, 2014, the District Court remanded the matter back to the California Superior Court. In July 2014, the plaintiff’s attorney and UtiliQuest entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement of the lawsuit. On November 12, 2014, the Court entered an order of preliminary approval of the proposed settlement. A final approval hearing is scheduled for February 2015. As of October 25, 2014 and July 26, 2014, $0.6 million was included in other accrued liabilities with respect to the settlement.

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

Commitments

Performance Bonds and Guarantees - The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of October 25, 2014 and July 26, 2014, the Company had $443.9 million and $446.8 million of outstanding performance and other surety contract bonds, respectively. There has been no material impact on the Company's financial statements as a result of customers exercising their rights under the bonds.

The Company has periodically guaranteed certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit - The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize the Company’s obligations to its insurance carriers in connection with the settlement of potential claims. As of October 25, 2014 and July 26, 2014, the Company had $54.3 million and $49.4 million, respectively, of outstanding standby letters of credit issued under the Credit Agreement.

Multi-Employer Benefit Plans - The Company contributes to several multi-employer defined benefit pension plans under the terms of collective bargaining agreements that cover certain employees represented by unions. The risks of participating in a multi-employer plan are different from single-employer plans in the following aspects: (a) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be inherited by the remaining participating employers; and (c) if the Company stops participating in the multi-employer plan the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability. The Company has not incurred withdrawal liabilities related to the plans as of October 25, 2014 or July 26, 2014.

18. Supplemental Consolidating Financial Statements

On October 25, 2014 and July 26, 2014, Dycom Investments, Inc. (the "Issuer") had outstanding an aggregate principal amount of $277.5 million of 2021 Notes. The 2021 Notes are guaranteed by Dycom Industries, Inc. (the "Parent") and substantially all of the Company's subsidiaries. Each guarantor and non-guarantor subsidiary is 100% owned, directly or indirectly, by the Issuer and the Parent. The 2021 Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and Parent. The Indenture contains certain release provisions for the guarantor subsidiaries and the Parent. With respect to the guarantor subsidiaries, these provisions include release upon (i) the sale or other disposition of all or substantially all of the assets of a guarantor or a sale or other disposition of all of the capital stock of a guarantor, in each case, to a person that is not the Issuer, the Parent or a restricted subsidiary of the Parent, (ii) the designation of a restricted subsidiary that is a guarantor as an unrestricted subsidiary, (iii) the legal defeasance, covenant defeasance or satisfaction and discharge of the Indenture, and (iv) the release of a guarantor of its guarantee of any credit facility. The Parent may not be released from its guarantee under any circumstances, except in the event of legal or covenant defeasance of the Notes or of satisfaction and discharge of the Indenture or pursuant to a provision of the Indenture which limits the Parent’s liability under its guarantee in order to prevent a fraudulent conveyance. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Issuer or Parent, within the meaning of Rule 3-10 of Regulation S-X.

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) OCTOBER 25, 2014

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$15,801	$658	$—	$16,459
Accounts receivable, net	—	—	293,310	3,522	—	296,832
Costs and estimated earnings in excess of billings	—	—	255,062	1,889	—	256,951
Inventories	—	—	47,003	—	—	47,003
Deferred tax assets, net	4,001	—	17,017	177	(173)	21,022
Other current assets	7,434	2	6,605	426	—	14,467
Total current assets	11,435	2	634,798	6,672	(173)	652,734

PROPERTY AND EQUIPMENT, NET	17,743	—	170,707	17,689	—	206,139
GOODWILL	—	—	269,465	—	—	269,465
INTANGIBLE ASSETS, NET	—	—	117,226	598	—	117,824
DEFERRED TAX ASSETS, NET NON-CURRENT	403	—	4,294	35	(4,732)	—
INVESTMENT IN SUBSIDIARIES	830,423	1,565,469	1,681	—	(2,397,573)	—
INTERCOMPANY RECEIVABLES	—	—	612,828	—	(612,828)	—
OTHER	7,967	5,465	2,420	143	—	15,995
TOTAL NON-CURRENT ASSETS	856,536	1,570,934	1,178,621	18,465	(3,015,133)	609,423
TOTAL ASSETS	$867,971	$1,570,936	$1,813,419	$25,137	$(3,015,306)	$1,262,157

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,159	$—	$63,901	$1,362	$—	$66,422
Current portion of debt	11,719	—	—	—	—	11,719
Billings in excess of costs and estimated earnings	—	—	14,027	—	—	14,027
Accrued insurance claims	565	—	32,900	60	—	33,525
Deferred tax liabilities	—	80	64	29	(173)	—
Other accrued liabilities	20,437	5,492	58,909	2,067	—	86,905
Total current liabilities	33,880	5,572	169,801	3,518	(173)	212,598

LONG-TERM DEBT	175,000	280,640	—	—	—	455,640
ACCRUED INSURANCE CLAIMS	707	—	35,424	58	—	36,189
DEFERRED TAX LIABILITIES, NET NON-CURRENT	—	432	46,865	453	(4,732)	43,018
INTERCOMPANY PAYABLES	145,716	453,869	—	13,243	(612,828)	—
OTHER LIABILITIES	3,167	—	2,039	5	—	5,211
Total liabilities	358,470	740,513	254,129	17,277	(617,733)	752,656
Total stockholders' equity	509,501	830,423	1,559,290	7,860	(2,397,573)	509,501
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$867,971	$1,570,936	$1,813,419	$25,137	$(3,015,306)	$1,262,157

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET JULY 26, 2014

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$—	$—	$19,739	$933	$—	$20,672
Accounts receivable, net	—	—	269,760	2,981	—	272,741
Costs and estimated earnings in excess of billings	—	—	228,541	2,028	—	230,569
Inventories	—	—	49,095	—	—	49,095
Deferred tax assets, net	3,822	—	16,193	87	(170)	19,932
Other current assets	4,956	16	7,237	518	—	12,727
Total current assets	8,778	16	590,565	6,547	(170)	605,736

PROPERTY AND EQUIPMENT, NET	18,108	—	171,158	16,147	—	205,413
GOODWILL	—	—	269,088	—	—	269,088
INTANGIBLE ASSETS, NET	—	—	115,483	633	—	116,116
DEFERRED TAX ASSETS, NET NON-CURRENT	182	—	3,884	15	(4,081)	—
INVESTMENT IN SUBSIDIARIES	809,617	1,540,338	1,621	—	(2,351,576)	—
INTERCOMPANY RECEIVABLES	—	—	628,443	—	(628,443)	—
OTHER	7,748	5,636	2,466	151	—	16,001
TOTAL NON-CURRENT ASSETS	835,655	1,545,974	1,192,143	16,946	(2,984,100)	606,618
TOTAL ASSETS	$844,433	$1,545,990	$1,782,708	$23,493	$(2,984,270)	$1,212,354

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,083	$—	$58,970	$1,265	$—	$63,318
Current portion of debt	10,938	—	—	—	—	10,938
Billings in excess of costs and estimated earnings	—	—	13,882	—	—	13,882
Accrued insurance claims	612	—	31,599	49	—	32,260
Deferred tax liabilities	—	80	66	24	(170)	—
Other accrued liabilities	12,668	566	61,284	1,616	—	76,134
Total current liabilities	27,301	646	165,801	2,954	(170)	196,532

LONG-TERM DEBT	166,125	280,738	—	—	—	446,863
ACCRUED INSURANCE CLAIMS	778	—	32,959	45	—	33,782
DEFERRED TAX LIABILITIES, NET NON-CURRENT	—	432	48,593	417	(4,081)	45,361
INTERCOMPANY PAYABLES	162,127	454,557	—	11,759	(628,443)	—
OTHER LIABILITIES	3,168	—	1,711	3	—	4,882
Total liabilities	359,499	736,373	249,064	15,178	(632,694)	727,420
Total stockholders' equity	484,934	809,617	1,533,644	8,315	(2,351,576)	484,934
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$844,433	$1,545,990	$1,782,708	$23,493	$(2,984,270)	$1,212,354

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED OCTOBER 25, 2014 (Dollars in thousands)

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Dycom Consolidated
Contract revenues	$—	$—	$505,689	$4,700	$—	$510,389
Costs of earned revenues, excluding depreciation and amortization	—	—	400,091	3,377	—	403,468
General and administrative	12,833	100	28,168	3,595	—	44,696
Depreciation and amortization	1,239	—	20,581	1,110	—	22,930
Intercompany charges (income), net	(15,822)	—	16,408	(586)	—	—
Interest expense, net	(1,750)	(4,999)	—	—	—	(6,749)
Other income, net	—	—	1,779	16	—	1,795
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	(5,099)	42,220	(2,780)	—	34,341
PROVISION (BENEFIT) FOR INCOME TAXES	—	(2,010)	16,640	(1,096)	—	13,534
NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	—	(3,089)	25,580	(1,684)	—	20,807
EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES	20,807	23,896	(139)	—	(44,564)	—
NET INCOME (LOSS)	$20,807	$20,807	$25,441	$(1,684)	$(44,564)	$20,807
Foreign currency translation loss, net of tax	(268)	(268)	—	(268)	536	(268)
COMPREHENSIVE INCOME (LOSS)	$20,539	$20,539	$25,441	$(1,952)	$(44,028)	$20,539

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED OCTOBER 26, 2013 (Dollars in thousands)

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Dycom Consolidated
Contract revenues	$—	$—	$509,430	$3,290	$—	$512,720
Costs of earned revenues, excluding depreciation and amortization	—	—	407,695	2,424	—	410,119
General and administrative	11,237	226	28,945	2,667	—	43,075
Depreciation and amortization	854	—	21,621	1,077	—	23,552
Intercompany charges (income), net	(13,976)	—	14,110	(134)	—	—
Interest expense, net	(1,888)	(4,994)	(4)	—	—	(6,886)
Other income, net	3	—	1,945	64	—	2,012
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	—	(5,220)	39,000	(2,680)	—	31,100
PROVISION (BENEFIT) FOR INCOME TAXES	—	(2,087)	15,600	(1,073)	—	12,440
NET INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	—	(3,133)	23,400	(1,607)	—	18,660
EQUITY IN EARNINGS OF SUBSIDIARIES	18,660	21,793	—	—	(40,453)	—
NET INCOME (LOSS)	$18,660	$18,660	$23,400	$(1,607)	$(40,453)	$18,660
Foreign currency translation loss, net of tax	(60)	(60)	—	(60)	120	(60)
COMPREHENSIVE INCOME (LOSS)	$18,600	$18,600	$23,400	$(1,667)	$(40,333)	$18,600

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED OCTOBER 25, 2014 (Dollars in thousands)

	Parent	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Elim-inations	Dycom Consolidated
Net cash provided by (used in) operating activities	$(5,233)	$1,924	$14,666	$(452)	$—	$10,905
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(8,371)	—	—	(8,371)
Capital expenditures	(1,597)	—	(14,861)	(1,570)	—	(18,028)
Proceeds from sale of assets	—	—	1,698	—	—	1,698
Return of capital from subsidiaries	—	891	—	—	(891)	—
Investment in subsidiaries	—	(2,125)	(200)	—	2,325	—
Changes in restricted cash	(541)	—	—	—	—	(541)
Net cash used in investing activities	(2,138)	(1,234)	(21,734)	(1,570)	1,434	(25,242)
Cash flows from financing activities:
Borrowings on senior Credit Agreement	132,000	—	—	—	—	132,000
Principal payments on senior Credit Agreement	(122,344)	—	—	—	—	(122,344)
Exercise of stock options	567	—	—	—	—	567
Restricted stock tax withholdings	(309)	—	—	—	—	(309)
Excess tax benefit from share-based awards	210	—	—	—	—	210
Intercompany funding	(2,753)	(690)	3,130	1,747	(1,434)	—
Net cash provided by (used in) financing activities	7,371	(690)	3,130	1,747	(1,434)	10,124
Net decrease in cash and equivalents	—	—	(3,938)	(275)	—	(4,213)
CASH AT BEGINNING OF PERIOD	—	—	19,739	933	—	20,672
CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$15,801	$658	$—	$16,459

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED OCTOBER 26, 2013 (Dollars in thousands)

	Parent	Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Elim-inations	Dycom Consolidated
Net cash (used in) provided by operating activities	$(2,905)	$1,835	$(17,351)	$(272)	$—	$(18,693)
Cash flows from investing activities:
Capital expenditures	(1,680)	—	(27,042)	(1,566)	—	(30,288)
Proceeds from sale of assets	—	—	2,422	43	—	2,465
Changes in restricted cash	(305)	—	—	—	—	(305)
Net cash (used in) investing activities	(1,985)	—	(24,620)	(1,523)	—	(28,128)
Cash flows from financing activities:
Borrowings on senior Credit Agreement	164,000	—	—	—	—	164,000
Principal payments on senior Credit Agreement	(131,563)	—	—	—	—	(131,563)
Exercise of stock options	10,124	—	—	—	—	10,124
Restricted stock tax withholdings	(609)	—	—	—	—	(609)
Excess tax benefit from share-based awards	656	—	—	—	—	656
Intercompany funding	(37,718)	(1,835)	37,436	2,117	—	—
Net cash provided by (used in) financing activities	4,890	(1,835)	37,436	2,117	—	42,608
Net (decrease) increase in cash and equivalents	—	—	(4,535)	322	—	(4,213)
CASH AT BEGINNING OF PERIOD	—	—	18,166	441	—	18,607
CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$13,631	$763	$—	$14,394

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, including any documents incorporated by reference or deemed to be incorporated by reference herein, contains "forward-looking statements." These statements relate to future events, our future financial performance, strategies, expectations, and competitive environment. Words such as "outlook," "believe," "expect," "anticipate," "estimate," "intend," "forecast," "may," "should," "could," "project," "target" and similar expressions, as well as statements in future tense, identify forward-looking statements.

You should not consider forward-looking statements as guarantees of future performance or results. These statements do not necessarily indicate accurately whether such performance or results will be achieved or, if achieved, when. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief at that time with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences are discussed within Item 1, Business, Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 9, 2014 and other risks outlined in our periodic filings with the Securities and Exchange Commission. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement. Our forward-looking statements are only made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update these forward-looking statements to reflect new information, or events or circumstances arising after such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended July 26, 2014. Our Annual Report on Form 10-K for the year ended July 26, 2014, was filed with the Securities and Exchange Commission ("SEC") on September 9, 2014 and is available on the SEC's website at www.sec.gov and on our website at www.dycomind.com.

Introduction

We are a leading provider of specialty contracting services throughout the United States and in Canada. Our services are provided through our subsidiary companies and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities. Our subsidiaries provide the labor, tools and equipment necessary to design, engineer, locate, maintain, expand, install and upgrade the telecommunications infrastructure of our customers.

Significant changes in the telecommunications industry continue to drive increasing demands on the networks of our customers for more capacity and greater reliability. Telecommunications providers outsource a significant portion of their engineering, construction, maintenance, and installation requirements, driving demand for our services.

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

Additionally, significant demand for wireless broadband is driven by the proliferation of smart phones and other mobile data devices. Wireless carriers are actively spending on their networks to respond to the explosion in wireless data traffic, upgrade network technologies to improve performance and efficiency and consolidate disparate technology platforms. Further, the demand for mobile broadband has increased bandwidth requirements on the wired networks of our customers. These trends are also driving the demand for our services and increasing wireless data traffic is prompting further wireline deployments.

In addition, opportunities exist to improve rural networks as a result of funding for rural projects through traditional governmental channels and Phase II of the Connect America Fund. The continuation of these rural deployments are expected to contribute to the demand for services in our industry.

Demand for our services may be impacted by the cyclical nature of the industry we serve. Our revenues and results of operations are influenced by the capital expenditure and maintenance budgets of our customers, including seasonal budgetary spending patterns and timing of their budget approvals, as well as the timing and volume of customers' construction and maintenance projects. The capital expenditures and maintenance budgets of our telecommunications customers may be impacted by their business demands and the demands of their consumers, the introduction of new communication technologies, the physical maintenance needs of their infrastructure, the actions of our government and the Federal Communications Commission, and overall economic conditions. Changes in our mix of customers, contracts and business activities, as well as changes in the general level of construction activity also drive cyclical variations in revenues and results of operations.

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies and cable television multiple system operators, telecommunication equipment and infrastructure providers, and electric and gas utilities. Our customer base is highly concentrated, with our top five customers in each period accounting for approximately 59.4% and 57.2% of our total revenues for the three months ended October 25, 2014 and October 26, 2013, respectively. The following reflects the percentage of total revenue from those customers who contributed at least 2.5% to our total revenue during the three months ended October 25, 2014 or October 26, 2013:

	For the Three Months Ended
	October 25, 2014	October 26, 2013
AT&T Inc.	21.2%	17.5%
CenturyLink, Inc.	13.1%	15.5%
Comcast Corporation	12.8%	10.5%
Verizon Communications Inc.	7.3%	8.4%
Time Warner Cable Inc.	4.9%	5.3%
Windstream Corporation	4.3%	5.0%
Charter Communications, Inc.	3.7%	4.5%

In addition, another customer contributed 5.0% and 2.0% to our total revenue during the three months ended October 25, 2014 and October 26, 2013, respectively.

We generally have multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer's own employees, and the use of other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. Historically, master service agreements have been awarded primarily through a competitive bidding process; however, we are occasionally able to extend some of these agreements through negotiations. Revenues from multi-year master service agreements were 67.2% and 64.1% of total contract revenues during the three months ended October 25, 2014 and October 26, 2013, respectively.

The remainder of our services are provided pursuant to contracts for specific projects. Other long-term contracts relate to those specific projects with terms in excess of one year from the contract date. Revenues from other long-term contracts were 13.0% and 14.0% of total contract revenues during the three months ended October 25, 2014 and October 26, 2013, respectively. Short-term contracts for specific projects are generally three to four months in duration. A portion of our contracts include retainage provisions by which 5% to 10% of the invoiced amounts may be withheld by the customer pending project completion.

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

Fiscal 2015 - During the first quarter of fiscal 2015, we acquired Hewitt Power & Communications, Inc. ("Hewitt") for $8.0 million, net of cash acquired. Hewitt provides specialty contracting services primarily for telecommunications providers in the Southeastern United States.

Fiscal 2014 - During the third quarter of fiscal 2014, we acquired a telecommunications specialty construction contractor in Canada for $0.7 million. We also acquired Watts Brothers Cable Construction, Inc. ("Watts Brothers") for $16.4 million during the fourth quarter of fiscal 2014. Watts Brothers provides specialty contracting services primarily for telecommunications providers in the Midwest and Southeastern United States.

Purchase price allocations of businesses acquired during fiscal 2014 and fiscal 2015 are preliminary and will be completed during fiscal 2015 when the valuations are finalized for intangible assets and other amounts.

Understanding Our Results of Operations

The following information is presented in order for the reader to better understand certain factors impacting our results of operations and profitability and should be read in conjunction with Critical Accounting Policies and Estimates within Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 1, Accounting Policies, in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on September 9, 2014.

Revenues. We recognize revenues under the percentage of completion method of accounting using the units-of-delivery or cost-to-cost measures. A majority of our services are performed under master service agreements with customers which contain customer-specified service requirements, such as discrete pricing for individual tasks. Revenue is recognized under these arrangements based on units-of-delivery and revenue is recognized as each unit is completed. There were no material amounts of unapproved change orders or claims recognized during the three months ended October 25, 2014 or October 26, 2013. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs and represented less than 10% of our contract revenues during the three months ended October 25, 2014 and October 26, 2013. In addition, we have an immaterial amount of revenue for services provided under time and material contracts that are recognized as the work is performed. The current asset "Costs and estimated earnings in excess of billings" represents revenues recognized in excess of amounts billed. The current liability "Billings in excess of costs and estimated earnings" represents billings in excess of revenues recognized.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies and critical accounting estimates described in our Annual Report on Form 10-K for the year ended July 26, 2014.

Results of Operations

The Company uses a fiscal year ending on the last Saturday in July. The results of operations of businesses acquired are included in the accompanying condensed consolidated financial statements from their dates of acquisition. For a summary of the Company's acquisitions, see Note 3, Acquisitions, in Notes to the Condensed Consolidated Financial Statements. The following table sets forth our condensed consolidated statements of operations for the periods indicated and the amounts as a percentage of revenue (totals may not add due to rounding):

	For the Three Months Ended
	October 25, 2014		October 26, 2013
	(Dollars in millions)
Revenues	$510.4	100.0%	$512.7	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	403.5	79.1	410.1	80.0
General and administrative	44.7	8.8	43.1	8.4
Depreciation and amortization	22.9	4.5	23.6	4.6
Total	471.1	92.3	476.7	93.0
Interest expense, net	(6.7)	(1.3)	(6.9)	(1.3)
Other income, net	1.8	0.4	2.0	0.4
Income before income taxes	34.3	6.7	31.1	6.1
Provision for income taxes	13.5	2.7	12.4	2.4
Net income	$20.8	4.1%	$18.7	3.6%

Revenues. Revenues were $510.4 million during the three months ended October 25, 2014 compared to $512.7 million during the three months ended October 26, 2013. During the three months ended October 25, 2014, total revenues of $10.1 million were generated by businesses acquired during the fourth quarter of fiscal 2014 and the first quarter of fiscal 2015.

Excluding amounts attributed to businesses acquired during the fourth quarter of fiscal 2014 and the first quarter of fiscal 2015, revenues decreased by approximately $12.4 million during the three months ended October 25, 2014. Variances during the three months ended October 25, 2014 compared to the prior year period included an increase in revenues from several of our significant customers. Revenues increased by approximately $15.0 million to $25.3 million during the three months ended October 25, 2014 for services performed on a customer's fiber network that began during the fourth quarter of fiscal 2013. In addition, revenues increased by approximately $12.2 million for a significant customer investing in improvements to its wireline and wireless networks. Revenues also increased by approximately $10.7 million for a leading cable multiple system operator from maintenance and construction services, including services to provision fiber to small and medium businesses as well as network upgrades.

Revenues declined for several customers for the three months ended October 25, 2014 compared to the three months ended October 26, 2013 including a decrease in revenues of $20.1 million related to stimulus work on projects funded in part by the American Recovery and Reinvestment Act of 2009. In addition, revenues for two large telecommunications customers declined $19.6 million, on a combined basis, and revenues for a cable multiple system operator declined $4.1 million. Further, revenues for two other telecommunications customers also declined $3.2 million, on a combined basis. All other customers had net decreases in revenues of $3.3 million for the three months ended October 25, 2014 compared to the three months ended October 26, 2013.

The percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 89.7%, 6.0% and 4.3%, respectively, for the three months ended October 25, 2014 compared to 87.8%, 7.1% and 5.1%, respectively, for the three months ended October 26, 2013.

Costs of Earned Revenues. Costs of earned revenues decreased to $403.5 million for the three months ended October 25, 2014 compared to $410.1 million for the three months ended October 26, 2013. The primary components of the decrease were a $2.8 million aggregate decrease in direct labor and subcontractor costs, a $3.6 million decrease in equipment and fuel costs, and a $3.4 million decrease in other direct costs. These decreases were partially offset by a $3.2 million increase in direct material costs for the three months ended October 25, 2014 compared to the three months ended October 26, 2013.

Costs of earned revenues as a percentage of contract revenue decreased 0.9% during the three months ended October 25, 2014 compared to the three months ended October 26, 2013. Labor and subcontractor costs represented a lower percentage of total revenue for the three months ended October 25, 2014 and decreased 0.3% as a percentage of contract revenue compared to the prior year period as a result of improved operating efficiency and based on the mix of work performed. In addition, costs decreased 0.7% from reduced equipment rental and maintenance costs, lower fuel consumption and lower fuel prices. Other direct costs decreased 0.6% as a percentage of contract revenue compared to the prior year period primarily as a result of improved claim experience during the three months ended October 25, 2014. Partially offsetting these decreases, direct material costs increased 0.7% as a percentage of contract revenue during the three months ended October 25, 2014 compared to the prior year period as our mix of work included a higher level of projects where we provided materials to the customer.

General and Administrative Expenses. General and administrative expenses increased to $44.7 million, or 8.8% as a percentage of contract revenue, during the three months ended October 25, 2014 compared to $43.1 million, or 8.4% as a percentage of contract revenue during the three months ended October 26, 2013. The increase in total general and administrative expenses during the three months ended October 25, 2014 resulted from the costs of businesses acquired in fiscal 2014 and 2015, increased payroll related costs, and higher legal and other professional fees. Additionally, stock-based compensation increased to $3.9 million during the three months ended October 25, 2014 from $3.5 million during the three months ended October 26, 2013 as a result of increased restricted share unit expense.

Depreciation and Amortization. Depreciation and amortization decreased to $22.9 million during the three months ended October 25, 2014 from $23.6 million during the three months ended October 26, 2013 and totaled 4.5% and 4.6% of contract revenue, respectively. Amortization expense decreased to $4.1 million during the three months ended October 25, 2014 from $5.2 million during the three months ended October 26, 2013. This decrease was partially offset by incremental depreciation expense from the addition of fixed assets during fiscal 2014 and the three months ended October 25, 2014.

Interest Expense, Net. Interest expense, net was $6.7 million during the three months ended October 25, 2014 compared to $6.9 million during the three months ended October 26, 2013.

Other Income, Net. Other income primarily from gains on the sale of fixed assets was $1.8 million during the three months ended October 25, 2014 compared to $2.0 million during the three months ended October 26, 2013.

Income Taxes. The following table presents our income tax expense and effective income tax rate for the three months ended October 25, 2014 and October 26, 2013:

	For the Three Months Ended
	October 25, 2014	October 26, 2013
	(Dollars in millions)
Income tax provision	$13.5	$12.4
Effective income tax rate	39.4%	40.0%

Variations in our effective income tax rate are primarily attributable to the impact of state income taxes, non-deductible and non-taxable items, disqualifying dispositions of incentive stock option exercises, and production-related tax credits recognized in relation to our pre-tax results during the period. Non-deductible and non-taxable items will generally have a reduced impact on the effective income tax rate in periods of greater pre-tax results. We had total unrecognized tax benefits of approximately $2.4 million as of both October 25, 2014 and July 26, 2014 that, if recognized, would favorably affect our effective tax rate.

Net Income. Net income was $20.8 million for the three months ended October 25, 2014 compared to $18.7 million for the three months ended October 26, 2013.

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and costs and estimated earnings in excess of billings. Cash and equivalents primarily include balances on deposit with banks and totaled $16.5 million at October 25, 2014 compared to $20.7 million at July 26, 2014. We maintain substantially all of our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

Sources of Cash. Our sources of cash have been operating activities, long-term debt, equity offerings, stock option proceeds, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, equipment, materials and subcontractors, are required to be paid before the accounts receivables resulting from the work performed are invoiced and collected from the customer. Our working capital (total current assets less total current liabilities) was $440.1 million at October 25, 2014 compared to $409.2 million at July 26, 2014.

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

Net cash flows. The following table presents our net cash flows for the three months ended October 25, 2014 and October 26, 2013:

	For the Three Months Ended
	October 25, 2014	October 26, 2013
	(Dollars in millions)
Net cash flows:
Provided by (used in) operating activities	$10.9	$(18.7)
Used in investing activities	$(25.2)	$(28.1)
Provided by financing activities	$10.1	$42.6

Cash from Operating Activities. During the three months ended October 25, 2014, net cash provided by operating activities was $10.9 million. Non-cash items during the three months ended October 25, 2014 and October 26, 2013 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities used $32.0 million of operating cash flow during the three months ended October 25, 2014. The primary working capital changes that used operating cash flow during the three months ended October 25, 2014 were increases in accounts receivable and net costs and estimated earnings in excess of billings of $22.0 million and $26.2 million, respectively, as a result of the sequential increase in the level of our operations, including growth with certain customers during the three months ended October 25, 2014. Net increases in other current and other non-current assets combined used $1.8 million of operating cash flow during the three months ended October 25, 2014 primarily for prepaid cost that coincide with the beginning of our fiscal year. Working capital sources of cash flow during the three months ended October 25, 2014 were increases in income tax payable, net of income tax receivables, of $10.2 million due to the timing of payments. Other sources of operating cash flow during the three months ended October 25, 2014 were increases in accrued liabilities of $6.6 million primarily due to the timing of interest payments on our long-term debt and increased accrued insurance claims, partially offset by amounts paid for annual incentive compensation during October 2014. Additionally, increases in accounts payable provided $1.2 million of operating cash flow.

Our days sales outstanding ("DSO") for accounts receivable (based on ending accounts receivable divided by average daily revenue for the most recently completed quarter) was 53 days as of October 25, 2014 compared to 54 days as of October 26, 2013. Our payment terms for contracts of our subsidiaries vary by customer and primarily range from 30 to 60 days after invoicing the customer. Our DSO for costs and estimated earnings in excess of billings ("CIEB") was 43 days as of October 25, 2014 compared to 37 days as of October 26, 2013. The increase in our DSOs compared to the prior year period resulted from longer billing process time with revenue growth for certain customers. In addition, DSOs increased for certain customers based on their invoice approval processes. Further, our accounts receivable include approximately $20.1 million for past due accounts receivable from a customer on a rural project funded in part by the ARRA. We have stopped work on the project and have filed construction liens with respect to this work representing approximately $17.7 million of the accounts receivable balance.

Our CIEB balances are maintained at a detailed task-specific or project level and are evaluated regularly for realizability. Such amounts are invoiced in the normal course of business according to contract terms, which consider the completion of specific tasks and the passage of time. Project delays for commercial issues such as permitting, engineering changes, incremental documentation requirements or difficult job site conditions can extend the time needed to complete certain tasks and may delay invoicing to the customer for the work performed. We were not experiencing any material project delays or other circumstances that would impact the realizability of the CIEB balance as of October 25, 2014. Additionally, there are no material amounts of CIEB related to claims or unapproved change orders as of October 25, 2014 or July 26, 2014. As of October 25, 2014, we believe that none of our significant customers was experiencing financial difficulties that would impact the realizability of our CIEB or the collectability of our trade accounts receivable.

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

Cash Used in Investing Activities. Net cash used in investing activities was $25.2 million during the three months ended October 25, 2014 compared to $28.1 million during the three months ended October 26, 2013. During the three months ended October 25, 2014 we paid $8.0 million in connection with the acquisition of a telecommunications specialty construction contractor and $0.3 million for a final working capital adjustment for a business acquired in the fourth quarter of fiscal 2014. During the three months ended October 25, 2014 and October 26, 2013, capital expenditures of $18.0 million and $30.3 million, respectively, were offset in part by proceeds from the sale of assets of $1.7 million and $2.5 million, respectively. Restricted cash, primarily related to funding provisions of our insurance program, increased approximately $0.5 million and $0.3 million during the three months ended October 25, 2014 and October 26, 2013, respectively.

Cash Provided by Financing Activities. Net cash provided by financing activities was $10.1 million during the three months ended October 25, 2014 compared to $42.6 million during the three months ended October 26, 2013. Net revolving borrowings under our credit agreement were $12.0 million and $34.0 million, partially offset by principal payments on the term loan under our credit agreement of $2.3 million and $1.6 million during the three months ended October 25, 2014 and October 26, 2013, respectively.

We received $0.6 million and $10.1 million from the exercise of stock options during the three months ended October 25, 2014 and October 26, 2013, respectively. In addition, during the three months ended October 25, 2014 and October 26, 2013 we received excess tax benefits of $0.2 million and $0.7 million, respectively, primarily from the exercises of stock options and vesting of restricted share units. We withheld shares of restricted units and paid $0.3 million and $0.6 million to tax authorities in order to meet payroll tax withholdings obligations on restricted units that vested during the three months ended October 25, 2014 and October 26, 2013, respectively.

Compliance with Credit Agreement and Indenture. We are party to a credit agreement with various lenders which matures in December 2017 (the "Credit Agreement"). The Credit Agreement provides for a $275 million revolving facility and a $125 million term loan (the "Term Loan"). Borrowings under the Credit Agreement can be used to refinance certain indebtedness, to provide general working capital, and for other general corporate purposes.

We had outstanding revolver borrowings under the Credit Agreement of $75.0 million and $63.0 million as of October 25, 2014 and July 26, 2014, respectively, which accrued interest at a weighted average rate of approximately 2.27% and 2.55% per annum, respectively. Additionally, we had $111.7 million and $114.1 million of outstanding principal amount under the Term Loan as of October 25, 2014 and July 26, 2014, respectively, which accrued interest at 2.15% per annum, as of both October 25, 2014 and July 26, 2014 respectively.

The Credit Agreement contains a sublimit of $150 million for the issuance of letters of credit. Standby letters of credit of approximately $54.3 million and $49.4 million, issued as part of the Company's insurance program, were outstanding under the Credit Agreement as of October 25, 2014 and July 26, 2014, respectively. Interest on outstanding standby letters of credit accrued at 2.0% per annum at both October 25, 2014 and July 26, 2014. Unutilized commitments were at rates per annum of 0.35% at both October 25, 2014 and July 26, 2014. At October 25, 2014 and July 26, 2014, we were in compliance with the financial covenants of the Credit Agreement and had additional borrowing availability of $145.7 million and $162.6 million, respectively, as determined by the most restrictive covenants of the Credit Agreement.

As of October 25, 2014 and July 26, 2014, Dycom Investments, Inc., one of our subsidiaries, had outstanding an aggregate principal amount of $277.5 million of 7.125% senior subordinated notes due 2021 (the "2021 Notes") that were issued under an indenture dated January 21, 2011 (the "Indenture"). In addition, the 2021 Notes had a debt premium of $3.1 million and $3.2 million as of October 25, 2014 and July 26, 2014, respectively. The 2021 Notes are guaranteed by Dycom Investments, Inc.'s parent company and substantially all of our subsidiaries. For additional information regarding these guarantees see Note 18, Supplemental Consolidating Financial Statements, in Notes to the Condensed Consolidated Financial Statements. The Indenture contains covenants that limit, among other things, our ability to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of our subsidiaries to pay dividends or make payments to us and our restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of its assets.

Contractual Obligations. The following tables set forth our outstanding contractual obligations, including related party leases, as of October 25, 2014:

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
	(Dollars in thousands)
7.125% senior subordinated notes due 2021	$—	$—	$—	$277,500	$277,500
Credit Agreement – revolving borrowings	—	—	75,000	—	75,000
Credit Agreement – Term Loan	11,719	32,813	67,187	—	111,719
Fixed interest payments on long-term debt (a)	19,772	39,544	39,544	29,657	128,517
Operating lease obligations	15,009	18,944	7,151	7,875	48,979
Employment agreements	6,738	3,875	12	—	10,625
Purchase and other contractual obligations	11,542	—	—	—	11,542
Total	$64,780	$95,176	$188,894	$315,032	$663,882

(a)
Includes interest payments on our $277.5 million in aggregate principal amount of 2021 Notes outstanding and excludes any interest payments on our variable rate debt. Variable rate debt as of October 25, 2014 was comprised of $75.0 million outstanding on our Term Loan and $111.7 million in outstanding revolving borrowings under our Credit Agreement.

Purchase and other contractual obligations in the table above primarily represent obligations under agreements to purchase vehicles and equipment which have not been received as of October 25, 2014. We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of October 25, 2014.

Our condensed consolidated balance sheet as of October 25, 2014 includes a long-term liability of approximately $36.2 million for accrued insurance claims. This liability has been excluded from the above table as the timing of any cash payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was $2.4 million at both October 25, 2014 and July 26, 2014 and is included in other liabilities in the condensed consolidated balance sheet. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Off-Balance Sheet Arrangements. Performance Bonds and Guarantees – We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of October 25, 2014, we had $443.9 million of outstanding performance and other surety contract bonds. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $118.7 million as of October 25, 2014. There has been no material impact on our financial statements as a result of customers exercising their rights under the bonds. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit – We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize our obligations to our insurance carriers in connection with the settlement of potential claims. As of October 25, 2014 and July 26, 2014 we had $54.3 million and $49.4 million, respectively, outstanding standby letters of credit issued under the Credit Agreement.

Backlog. Our backlog consists of the estimated uncompleted portion of services to be performed under contractual agreements with our customers and totaled $2.359 billion and $2.331 billion at October 25, 2014 and July 26, 2014, respectively. We expect to complete 59.2% of the October 25, 2014 backlog during the next twelve months. Our backlog estimates represent amounts under master service agreements and other contractual agreements for services projected to be performed over the terms of the contracts and are based on contract terms, our historical experience with customers and, more generally, our experience in similar procurements. The significant majority of our backlog estimates comprise services under master service agreements and long-term contracts.

Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to commercial issues and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. While we have not experienced any material cancellations during fiscal 2014 or the three months ended October 25, 2014, the majority of our contracts may be canceled by our customers upon notice regardless of whether or not we are in default. Our estimates of a customer's requirements during a particular future period may prove to be inaccurate. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded was not material.

Backlog is not a measure defined by United States generally accepted accounting principles; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.

Legal Proceedings

In October 2012, a former employee of UtiliQuest, LLC ("UtiliQuest"), a wholly-owned subsidiary of the Company, commenced a lawsuit against UtiliQuest in the Superior Court of California. The lawsuit alleges that UtiliQuest violated the California Labor Code, the California Business & Professions Code and the Labor Code Private Attorneys General Act of 2004 by failing to pay for all hours worked (including overtime) and failing to provide meal breaks and accurate wage statements. The plaintiff seeks unspecified damages and other relief on behalf of himself and a putative class of current and former employees of UtiliQuest who worked as locators in the State of California in the four years preceding the filing date of the lawsuit. In January 2013, UtiliQuest removed the case to the United States District Court for the Northern District of California and the plaintiff subsequently filed a Motion to Remand the case back to the California Superior Court. In April 2013, the parties exchanged initial disclosures and in July 2013, the District Court granted plaintiff's Motion to Remand. UtiliQuest filed its second removal of the case to the District Court in October 2013. On January 8, 2014, the District Court remanded the matter back to the California Superior Court. In July 2014, the plaintiff’s attorney and UtiliQuest entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement of the lawsuit. On November 12, 2014, the Court entered an order of preliminary approval of the proposed settlement. A final approval hearing is scheduled for February 2015. As of October 25, 2014 and July 26, 2014, $0.6 million was included in other accrued liabilities with respect to the settlement.

As disclosed elsewhere in this Quarterly Report on Form 10-Q for the three months ended October 25, 2014, we have filed construction liens with respect to approximately $17.7 million for past due balances from a customer on a rural project funded primarily by the Rural Utilities Service agency of the United States Department of Agriculture (the “RUS”) under the American Recovery and Reinvestment Act of 2009. In April 2014, R&R Taylor Construction, Inc. ("R&R"), a construction company, filed suit against this customer alleging that the customer failed to pay for construction services and materials. In its lawsuit, the construction company seeks to foreclose on its construction lien and, ultimately, to foreclose on the parcel of land itself. Pauley Construction, Inc. (“Pauley”), one of our wholly-owned subsidiaries, had performed work on this parcel as part of its work on the rural project described above. Pauley has filed a construction lien on the parcel with respect to past due accounts receivable relating to this project. In July 2014, R&R amended its lawsuit to include Pauley, alleging that its lien has priority over Pauley’s construction lien. Pauley has filed an answer to this amended complaint in the Montana Eighteenth Judicial District Court, a counterclaim against the construction company and a cross-claim against the customer, alleging that Pauley’s lien is superior to all other liens on such parcel of land. It is too early to evaluate the likelihood of an outcome to this matter. We intend to vigorously defend ourselves against this lawsuit as part of ongoing efforts to collect the past due amounts from this customer.

From time to time, we are party to various other claims and legal proceedings. It is the opinion of management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes during the quarter ended October 25, 2014 with respect to the information appearing in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended July 26, 2014.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of October 25, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 25, 2014, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (2) accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In October 2012, a former employee of UtiliQuest, LLC ("UtiliQuest"), a wholly-owned subsidiary of the Company, commenced a lawsuit against UtiliQuest in the Superior Court of California. The lawsuit alleges that UtiliQuest violated the California Labor Code, the California Business & Professions Code and the Labor Code Private Attorneys General Act of 2004 by failing to pay for all hours worked (including overtime) and failing to provide meal breaks and accurate wage statements. The plaintiff seeks unspecified damages and other relief on behalf of himself and a putative class of current and former employees of UtiliQuest who worked as locators in the State of California in the four years preceding the filing date of the lawsuit. In January 2013, UtiliQuest removed the case to the United States District Court for the Northern District of California and the plaintiff subsequently filed a Motion to Remand the case back to the California Superior Court. In April 2013, the parties exchanged initial disclosures and in July 2013, the District Court granted plaintiff's Motion to Remand. UtiliQuest filed its second removal of the case to the District Court in October 2013. On January 8, 2014, the District Court remanded the matter back to the California Superior Court. In July 2014, the plaintiff’s attorney and UtiliQuest entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement of the lawsuit. On November 12, 2014, the Court entered an order of preliminary approval of the proposed settlement. A final approval hearing is scheduled for February 2015. As of October 25, 2014 and July 26, 2014, $0.6 million was included in other accrued liabilities with respect to the settlement.

As disclosed elsewhere in this Quarterly Report on Form 10-Q, we have filed construction liens with respect to approximately $17.7 million for past due balances from a customer on a rural project funded primarily by the Rural Utilities Service agency of the United States Department of Agriculture (the “RUS”) under the American Recovery and Reinvestment Act of 2009. In April 2014, R&R Taylor Construction, Inc. ("R&R"), a construction company, filed suit against this customer alleging that the customer failed to pay for construction services and materials. In its lawsuit, the construction company seeks to foreclose on its construction lien and, ultimately, to foreclose on the parcel of land itself. Pauley Construction, Inc. (“Pauley”), one of our wholly-owned subsidiaries, had performed work on this parcel as part of its work on the rural project described above. Pauley has filed a construction lien on the parcel with respect to past due accounts receivable relating to this project. In July 2014, R&R amended its lawsuit to include Pauley, alleging that its lien has priority over Pauley’s construction lien. Pauley has filed an answer to this amended complaint in the Montana Eighteenth Judicial District Court, a counterclaim against the construction company and a cross-claim against the customer, alleging that Pauley’s lien is superior to all other liens on such parcel of land. It is too early to evaluate the likelihood of an outcome to this matter. We intend to vigorously defend ourselves against this lawsuit as part of ongoing efforts to collect the past due amounts from this customer.

From time to time, we are party to various other claims and legal proceedings. It is the opinion of management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on our financial statements.

Item 1A. Risk Factors.

Our business is subject to a variety of risks and uncertainties. These risks are described elsewhere in this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission, including Part I, Item 1A of our Annual Report on Form 10-K for the year ended July 26, 2014. The risks identified in such reports have not changed in any material respect.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended October 25, 2014, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company's purchase of its common stock during the three months ended October 25, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 27, 2014 - August 23, 2014	-	-	-	(a)
August 24, 2014 - September 20, 2014	-	-	-	(a)
September 21, 2014 - October 25, 2014	10,931 (b)	$28.29	-	(a)

(a) On August 27, 2013, the Board of Directors authorized $40.0 million to repurchase shares of the Company's outstanding common stock over the subsequent eighteen months in open market or private transactions. As of October 25, 2014, $30.0 million authorization remained available for repurchases through February 2015.

(b) Shares were withheld to satisfy tax withholding obligations that arose on the vesting of restricted stock units. All shares repurchased have been canceled.

Item 3. Exhibits and Financial Statement Schedules.

Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit Number

4.1 +
Sixth Supplemental Indenture, dated as of October 24, 2014, among Dycom Investments, Inc., Dycom Industries, Inc. and certain subsidiaries of Dycom Industries, Inc., as guarantors, and U.S. Bank National Association, as trustee.

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

101++**
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 25, 2014, formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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

DYCOM INDUSTRIES, INC.
Registrant

Date:	November 25, 2014	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date:	November 25, 2014	/s/ H. Andrew DeFerrari
Name: H. Andrew DeFerrari Title: Senior Vice President and Chief Financial Officer