Form 10-Q
period 2015-01-24
DYCOM INDUSTRIES INC
filed 2015-02-27
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 24, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11770 US Highway 1, Suite 101, Palm Beach Gardens, Florida	33408
(Address of principal executive offices)	(Zip Code)

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

There were 34,016,413 shares of common stock with a par value of $0.33 1/3 outstanding at February 24, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	January 24, 2015	July 26, 2014
	(Dollars in thousands)
ASSETS
Current assets:
Cash and equivalents	$18,428	$20,672
Accounts receivable, net	267,286	272,741
Costs and estimated earnings in excess of billings	212,314	230,569
Inventories	43,768	49,095
Deferred tax assets, net	18,732	19,932
Other current assets	23,837	12,727
Total current assets	584,365	605,736

Property and equipment, net	207,148	205,413
Goodwill	269,465	269,088
Intangible assets, net	114,173	116,116
Other	18,382	16,001
Total non-current assets	609,168	606,618
Total assets	$1,193,533	$1,212,354

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$52,114	$63,318
Current portion of debt	12,500	10,938
Billings in excess of costs and estimated earnings	16,422	13,882
Accrued insurance claims	34,185	32,260
Other accrued liabilities	62,991	76,134
Total current liabilities	178,212	196,532

Long-term debt (including debt premium of $3.0 million and $3.2 million at January 24, 2015 and July 26, 2014, respectively)	421,418	446,863
Accrued insurance claims	38,348	33,782
Deferred tax liabilities, net non-current	45,596	45,361
Other liabilities	5,051	4,882
Total liabilities	688,625	727,420

COMMITMENTS AND CONTINGENCIES, Note 17

Stockholders' equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 33,991,094 and 33,990,589 issued and outstanding, respectively	11,331	11,330
Additional paid-in capital	122,279	131,819
Accumulated other comprehensive loss	(884)	(158)
Retained earnings	372,182	341,943
Total stockholders' equity	504,908	484,934
Total liabilities and stockholders' equity	$1,193,533	$1,212,354

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	January 24, 2015	January 25, 2014
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$441,081	$390,518

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	355,429	327,353
General and administrative (including stock-based compensation expense of $3.7 million and $3.5 million, respectively)	41,815	38,562
Depreciation and amortization	23,264	23,435
Total	420,508	389,350

Interest expense, net	(6,730)	(6,800)
Other income, net	1,735	595
Income (loss) before income taxes	15,578	(5,037)

Provision (benefit) for income taxes:
Current	1,309	(2,755)
Deferred	4,837	785
Total provision (benefit) for income taxes	6,146	(1,970)

Net income (loss)	$9,432	$(3,067)

Earnings (loss) per common share:
Basic earnings (loss) per common share	$0.28	$(0.09)

Diluted earnings (loss) per common share	$0.27	$(0.09)

Shares used in computing earnings (loss) per common share:
Basic	34,125,829	33,836,099

Diluted	35,127,398	33,836,099

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Six Months Ended
	January 24, 2015	January 25, 2014
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$951,470	$903,238

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	758,898	737,472
General and administrative (including stock-based compensation expense of $7.6 million and $7.0 million, respectively)	86,511	81,637
Depreciation and amortization	46,193	46,987
Total	891,602	866,096

Interest expense, net	(13,480)	(13,686)
Other income, net	3,530	2,607
Income before income taxes	49,918	26,063

Provision for income taxes:
Current	18,308	9,572
Deferred	1,371	898
Total provision for income taxes	19,679	10,470

Net income	$30,239	$15,593

Earnings per common share:
Basic earnings per common share	$0.89	$0.46

Diluted earnings per common share	$0.86	$0.45

Shares used in computing earnings per common share:
Basic	34,067,983	33,629,884

Diluted	35,122,530	34,767,945

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
	(Dollars in thousands)
Net income (loss)	$9,432	$(3,067)	$30,239	$15,593
Foreign currency translation losses, net of tax	(458)	(226)	(726)	(286)
Comprehensive income (loss)	$8,974	$(3,293)	$29,513	$15,307

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	January 24, 2015	January 25, 2014
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$30,239	$15,593
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	46,193	46,987
Bad debt expense, net	327	498
Gain on sale of fixed assets	(3,182)	(2,435)
Deferred income tax provision	1,371	898
Stock-based compensation	7,554	7,049
Amortization of premium on long-term debt	(195)	(181)
Amortization of debt issuance costs and other	988	940
Excess tax benefit from share-based awards	(2,426)	(2,297)
Change in operating assets and liabilities:
Accounts receivable, net	6,955	20,084
Costs and estimated earnings in excess of billings, net	20,577	30,292
Other current assets and inventory	152	(13,194)
Other assets	(2,926)	(718)
Income taxes receivable/payable	(9,120)	(15,513)
Accounts payable	(11,934)	(15,586)
Accrued liabilities, insurance claims, and other liabilities	(1,318)	(4,551)
Net cash provided by operating activities	83,255	67,866

INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	(9,821)	—
Capital expenditures	(38,772)	(49,240)
Proceeds from sale of assets	4,039	4,964
Changes in restricted cash	(541)	(305)
Net cash used in investing activities	(45,095)	(44,581)

FINANCING ACTIVITIES:
Proceeds from borrowings on senior Credit Agreement	175,000	221,000
Principal payments on senior Credit Agreement, including Term Loan	(198,688)	(247,125)
Repurchases of common stock	(17,147)	(9,999)
Exercise of stock options	2,335	11,869
Restricted stock tax withholdings	(4,330)	(3,590)
Excess tax benefit from share-based awards	2,426	2,297
Net cash used in financing activities	(40,404)	(25,548)

Net decrease in cash and equivalents	(2,244)	(2,263)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	20,672	18,607

CASH AND EQUIVALENTS AT END OF PERIOD	$18,428	$16,344

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Continued) (Unaudited)

	For the Six Months Ended
	January 24, 2015	January 25, 2014
	(Dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$12,769	$12,972
Income taxes	$28,136	$25,517
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$2,577	$4,461

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

Segment Information – The Company operates in one reportable segment as a specialty contractor, providing engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities. The Company operates through its operating segments, each of which consists of a subsidiary (or in limited cases, the combination of two or more subsidiaries). Management of the operating segments report to the Company's Chief Operating Officer who reports to the Chief Executive Officer, the chief operating decision maker. All of the Company's operating segments have been aggregated into one reportable segment due to their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. The Company's services are provided by its operating segments throughout the United States and in Canada. Revenues from services provided in Canada were approximately $3.1 million and $7.8 million during the three and six months ended January 24, 2015, respectively, and $2.1 million and $5.4 million during the three and six months ended January 25, 2014, respectively. The Company had no material long-lived assets in Canada at January 24, 2015 or July 26, 2014.

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

Restricted Cash – As of January 24, 2015 and July 26, 2014, the Company had approximately $4.5 million and $4.0 million, respectively, in restricted cash which is held as collateral in support of the Company's insurance obligations. Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the condensed consolidated statements of cash flows.

Fair Value of Financial Instruments – The Company's financial instruments consist primarily of cash and equivalents, restricted cash, accounts receivables, income taxes receivable and payable, accounts payable and certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the Company's outstanding 7.125% senior subordinated notes due 2021 (the "2021 Notes") which are based on observable market-

based inputs (Level 2) as of January 24, 2015 and July 26, 2014. See Note 10, Debt, for further information regarding the fair value of the 2021 Notes. The Company's cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of January 24, 2015 and July 26, 2014. During the three and six months ended January 24, 2015 and January 25, 2014, the Company had no material non-recurring fair value measurements of assets or liabilities subsequent to their initial recognition.

Recently Issued Accounting Pronouncements

Accounting Standards Not Yet Adopted

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 changes the criteria for reporting discontinued operations. In accordance with ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 also requires expanded disclosures about the assets, liabilities, income, and expenses of discontinued operations as well as disclosure of the pre-tax income rising from a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. ASU 2014-08 will be effective for the Company beginning in fiscal 2016 and interim reporting periods within that year. Early adoption is permitted only for disposals that have not been reported in financial statements previously issued or available for issuance. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09"). ASU 2014-09 requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires entities to disclose both qualitative and quantitative information that enables users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including disclosure of significant judgments affecting the recognition of revenue. ASU 2014-09 will be effective for the Company beginning in fiscal 2018 and interim reporting periods within that year, using either the retrospective or cumulative effect transition method. Early adoption is not permitted. The Company is currently evaluating the effect of the adoption of this guidance on the consolidated financial statements.

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

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items ("ASU 2015-01"). ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity is no longer required to separately classify, present, or disclose extraordinary events and transactions; however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained. ASU 2015-01 will be effective for the Company beginning in fiscal 2016 and interim reporting periods within that year. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

2. Computation of Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	For the Three Months Ended		For the Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
	(Dollars in thousands, except per share amounts)
Net income (loss) available to common stockholders (numerator)	$9,432	$(3,067)	$30,239	$15,593

Weighted-average number of common shares (denominator)	34,125,829	33,836,099	34,067,983	33,629,884

Basic earnings (loss) per common share	$0.28	$(0.09)	$0.89	$0.46

Weighted-average number of common shares	34,125,829	33,836,099	34,067,983	33,629,884
Potential common stock arising from stock options, and unvested restricted share units	1,001,569	—	1,054,547	1,138,061
Total shares-diluted (denominator)	35,127,398	33,836,099	35,122,530	34,767,945

Diluted earnings (loss) per common share	$0.27	$(0.09)	$0.86	$0.45

Anti-dilutive weighted shares excluded from the calculation of earnings (loss) per common share	283,380	3,440,300	445,254	753,914

For the three months ended January 25, 2014, all common stock equivalents related to stock options and unvested restricted shares and restricted share units were excluded from the diluted loss per share calculation as their effect would be anti-dilutive due to the Company's net loss for the period.

3. Acquisitions

Fiscal 2015 - During the first quarter of fiscal 2015, the Company acquired Hewitt Power & Communications, Inc. ("Hewitt") for $8.0 million, net of cash acquired. Hewitt provides specialty contracting services primarily for telecommunications providers in the Southeastern United States. The preliminary purchase price allocation of Hewitt includes $5.9 million to a customer relationship intangible and the remaining to property and equipment and working capital items. The Company also acquired the assets of two cable installation contractors for an aggregate purchase price of $1.5 million during the second quarter of fiscal 2015.

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

The results of these acquisitions are included in the consolidated financial statements from their respective closing dates. None of these acquisitions were considered material, individually or in the aggregate, to the Company's condensed consolidated financial statements. As a result, no pro forma information has been provided for the respective periods.

Purchase price allocations of businesses acquired during fiscal 2014 and fiscal 2015 are preliminary and will be completed during fiscal 2015 when the valuations are finalized for intangible assets and other amounts.

4. Accounts Receivable

Accounts receivable consists of the following:

	January 24, 2015	July 26, 2014
	(Dollars in thousands)
Contract billings	$248,361	$258,254
Retainage and other receivables	19,957	15,323
Total	268,318	273,577
Less: allowance for doubtful accounts	(1,032)	(836)
Accounts receivable, net	$267,286	$272,741

The Company grants credit under normal payment terms, generally without collateral, to its customers. The Company expects to collect the outstanding balance of accounts receivable, net, including retainage and amounts on which it has filed construction liens, within the next twelve months. Except as described below, there were no material accounts receivable amounts representing claims or other similar items subject to uncertainty as of January 24, 2015 or July 26, 2014.

With respect to certain accounts receivable balances, the Company has statutory lien rights that may assist in its collection efforts. As of January 24, 2015, the Company's accounts receivable include approximately $20.1 million for past due balances from a customer on a rural project funded primarily by the Rural Utilities Service agency of the United States Department of Agriculture (the “RUS”) under the American Recovery and Reinvestment Act of 2009. The loan made by the RUS is secured by certain assets of the customer. The Company has stopped work on the project and has filed construction liens with respect to work on the project representing approximately $17.7 million of the accounts receivable balance. In addition, other creditors have also filed construction liens against the customer. In July 2014, the Company was included in a lawsuit brought against the customer to foreclose the construction lien that the creditor filed on a parcel of property owned by the customer on which the Company has also filed a lien. The customer is progressing on a plan that would include payment to creditors having construction liens, including the Company, if the plan is completed. In the event the customer does not pay the balances owed, the amount the Company collects through the enforcement of its liens or other actions will depend on the value realized on the assets underlying the liens as well as the amount owed to, and priority of, other creditors. See Note 17, Commitments and Contingencies, for further information regarding the construction liens and related litigation.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. During the three and six months ended January 24, 2015 and January 25, 2014, write-offs to the allowance for doubtful accounts, net of recoveries, were not material.

5. Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings ("CIEB") includes revenue for services from contracts based both on the units-of-delivery and the cost-to-cost measures of the percentage of completion method. Contracts in progress are as follows:

	January 24, 2015	July 26, 2014
	(Dollars in thousands)
Costs incurred on contracts in progress	$203,204	$234,766
Estimated to date earnings	49,677	57,335
Total costs and estimated earnings	252,881	292,101
Less: billings to date	(56,989)	(75,414)
	$195,892	$216,687
Included in the accompanying condensed consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$212,314	$230,569
Billings in excess of costs and estimated earnings	(16,422)	(13,882)
	$195,892	$216,687

As of January 24, 2015, the Company expects that substantially all of its CIEB will be billed to customers and collected in the normal course of business within the next twelve months. Additionally, there were no material CIEB amounts representing claims or other similar items subject to uncertainty as of January 24, 2015 or July 26, 2014.

6. Property and Equipment

Property and equipment consists of the following:

	Estimated Useful Lives	January 24, 2015	July 26, 2014
	(Years)	(Dollars in thousands)
Land	—	$3,408	$3,408
Buildings	10-35	11,642	11,589
Leasehold improvements	1-10	6,216	5,335
Vehicles	1-5	293,176	279,631
Computer hardware and software	3-10	80,563	73,349
Office furniture and equipment	2-7	7,928	7,790
Equipment and machinery	1-10	183,628	177,608
Total		586,561	558,710
Less: accumulated depreciation		(379,413)	(353,297)
Property and equipment, net		$207,148	$205,413

Depreciation expense was $19.1 million and $18.7 million for the three months ended January 24, 2015 and January 25, 2014, respectively, and $38.0 million and $37.1 million for the six months ended January 24, 2015 and January 25, 2014, respectively.

7. Goodwill and Intangible Assets

Goodwill

The Company's goodwill balance was $269.5 million and $269.1 million as of January 24, 2015 and July 26, 2014, respectively. The increase in goodwill during fiscal 2015 is a result of preliminary purchase price allocation and final working capital adjustments associated with businesses acquired during the fourth quarter of fiscal 2014. Changes in the carrying amount of goodwill for fiscal 2015 are as follows:

	Goodwill	Accumulated Impairment Losses	Total
	(Dollars in thousands)
Balance as of July 26, 2014	$464,855	$(195,767)	$269,088
Purchase price allocation adjustments	377	—	377
Balance as of January 24, 2015	$465,232	$(195,767)	$269,465

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

As a result of the fiscal 2014 annual impairment analysis, the Company concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit. During fiscal 2014, qualitative assessments were performed by the Company as the primary assessment method on reporting units that comprise less than 20% of its consolidated goodwill balance. The qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, the Company performed the first step of the quantitative analysis described in ASC Topic 350, Intangibles-Goodwill and Other. The key valuation assumptions contributing to the fair value estimates of the Company's reporting units were (a) a discount rate of 11.5% based on the Company's best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units; (b) terminal value based on terminal growth rates ranging from 1.5% to 3.0%; and (c) seven expected years of cash flow before the terminal value for each annual test.

In the fiscal 2014 impairment analysis, the fair value for three of the reporting units acquired in fiscal 2013 exceeded their carrying value by less than 25% each. The goodwill balances for these reporting units were $10.6 million, $4.8 million and $3.6 million. Recent operating performance, along with assumptions for specific customer and industry opportunities, were considered in the key assumptions used during the fiscal 2014 impairment analysis. Management has determined the goodwill balance of these reporting units may have an increased likelihood of impairment if a prolonged downturn in customer demand were to occur or if the reporting units were not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in changes to other valuation assumptions. Factors monitored by management which could result in a change to the reporting units' estimates include the outcome of customer requests for proposals and subsequent awards, strategies of competitors, labor market conditions and levels of overall economic activity, including construction and housing activity. As of January 24, 2015, the Company believes the goodwill is recoverable for all of the reporting units; however, there can be no assurances that the goodwill will not be impaired in future periods.

Intangible Assets

The Company's intangible assets consist of the following:

	January 24, 2015	July 26, 2014
	(Dollars in thousands)
Carrying amount:
Customer relationships	$179,859	$173,594
Contract backlog	8,076	15,285
Trade names	8,200	8,200
UtiliQuest trade name	4,700	4,700
Non-compete agreements	400	400
	201,235	202,179
Accumulated amortization:
Customer relationships	75,979	69,048
Contract backlog	6,874	13,490
Trade names	4,005	3,361
Non-compete agreements	204	164
	87,062	86,063
Net Intangible Assets	$114,173	$116,116

The carrying amount of customer relationships increased $6.3 million during fiscal 2015 primarily as a result of the preliminary allocation of the purchase price of Hewitt. The carrying amount of contract backlog and the associated accumulated amortization decreased $7.2 million during fiscal 2015 as the intangible assets became fully amortized. This decrease did not impact the net carrying value of intangible assets as of January 24, 2015.

Amortization of the Company's customer relationships and contract backlog intangible assets is recognized on an accelerated basis as a function of the expected economic benefit. Amortization for the Company's other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible asset. Amortization expense for finite-lived intangible assets was $4.1 million and $4.8 million for the three months ended January 24, 2015 and January 25, 2014, respectively, and $8.2 million and $9.9 million for the six months ended January 24, 2015 and January 25, 2014, respectively.

Estimated total amortization expense for the remainder of fiscal 2015 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Period	Amount
Six months ending July 25, 2015	$8,289
2016	15,918
2017	14,403
2018	12,212
2019	9,792
2020	8,855
Thereafter	40,004
Total	$109,473

As of January 24, 2015, the Company believes that the carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

8. Accrued Insurance Claims

Within its insurance program the Company retains the risk of loss, up to certain limits, for claims relating to automobile liability, general liability, workers’ compensation, employee group health, and damages relating to underground facility locating services. With respect to losses occurring in fiscal 2015, the Company retains the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability and workers’ compensation. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in two states in which the Company participates in a state-sponsored insurance fund. Aggregate stop loss coverage for automobile liability, general liability and workers’ compensation claims within 2015 is $59.5 million.

The Company is party to a stop-loss agreement for losses under its employee group health plan. The Company retains the risk of loss, on an annual basis, of the first $250,000 of claims per participant. In addition, the Company retains the risk of loss for the first $550,000 of claim amounts that aggregate across all participants having claims that exceed $250,000.

The liability for total accrued insurance claims and related processing costs was $72.5 million and $66.0 million at January 24, 2015 and July 26, 2014, respectively, of which, $38.3 million and $33.8 million, respectively, is reflected in non-current liabilities in the condensed consolidated financial statements.

9. Other Accrued Liabilities

Other accrued liabilities consist of the following:

	January 24, 2015	July 26, 2014
	(Dollars in thousands)
Accrued payroll and related taxes	$15,669	$18,429
Accrued employee benefit and incentive plan costs	13,228	17,677
Accrued construction costs	20,745	20,689
Accrued interest and related bank fees	800	872
Income taxes payable	231	5,223
Other current liabilities	12,318	13,244
Total other accrued liabilities	$62,991	$76,134

10. Debt

The Company’s outstanding indebtedness consists of the following:

	January 24, 2015	July 26, 2014
	(Dollars in thousands)
Senior Credit Agreement - Revolving facility (matures December 2017)	$44,000	$63,000
Senior Credit Agreement - Term Loan (matures December 2017)	109,375	114,063
7.125% senior subordinated notes due 2021	277,500	277,500
Long-term debt premium on 7.125% senior subordinated notes (amortizes to interest expense through January 2021)	3,043	3,238
	433,918	457,801
Less: current portion	(12,500)	(10,938)
Long-term debt	$421,418	$446,863

Senior Subordinated Notes Due 2021

As of January 24, 2015 and July 26, 2014, Dycom Investments, Inc., (the "Issuer"), a wholly-owned subsidiary of the Company, had outstanding an aggregate principal amount of $277.5 million of 7.125% senior subordinated notes due 2021 that were issued under an indenture dated January 21, 2011 (the "Indenture"). In addition, the 2021 Notes had a debt premium of $3.0 million and $3.2 million as of January 24, 2015 and July 26, 2014, respectively.

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

The Company determined that the fair value of the 2021 Notes as of January 24, 2015 was approximately $288.9 million based on quoted market prices, compared to a $280.5 million carrying value (including the debt premium of $3.0 million). As of July 26, 2014, the fair value of the 2021 Notes was $297.6 million compared to a carrying value of $280.7 million (including the debt premium of $3.2 million).

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

The Company had outstanding revolver borrowings under the Credit Agreement of $44.0 million and $63.0 million as of January 24, 2015 and July 26, 2014, respectively, which accrued interest at a weighted average rate of approximately 2.36% per annum and 2.55% per annum as of January 24, 2015 and July 26, 2014, respectively. Additionally, the Company had $109.4 million and $114.1 million of outstanding principal amount under the Term Loan as of January 24, 2015 and July 26, 2014, respectively, which accrued interest at 2.17% per annum and 2.15% per annum, as of January 24, 2015 and July 26, 2014, respectively.

The Credit Agreement contains a sublimit of $150 million for the issuance of letters of credit. Standby letters of credit of approximately $54.4 million and $49.4 million, issued as part of the Company's insurance program, were outstanding under the Credit Agreement as of January 24, 2015 and July 26, 2014, respectively. Interest on outstanding standby letters of credit accrued at 2.0% per annum at both January 24, 2015 and July 26, 2014. The unused facility fee was 0.35% of unutilized commitments at both January 24, 2015 and July 26, 2014.

At January 24, 2015 and July 26, 2014, the Company was in compliance with the financial covenants of the Credit Agreement and had additional borrowing availability of $176.6 million and $162.6 million, respectively, as determined by the most restrictive covenants of the Credit Agreement.

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

The Company is subject to federal income taxes in the United States, as well as income taxes of multiple state jurisdictions and in Canada. There were immaterial amounts of pre-tax income related to Canadian operations for the three and six months ended January 24, 2015 and January 25, 2014. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian income tax examinations for fiscal years ended 2010 and prior. The Company believes its provision for income taxes is adequate; however, any assessment would affect the Company’s results of operations and cash flows. Income tax receivables totaling $8.5 million and $2.2 million are included in other current assets as of January 24, 2015 and July 26, 2014. Income tax payables totaling $0.2 million and $5.2 million are included in other accrued liabilities as of January 24, 2015 and July 26, 2014, respectively.

As of both January 24, 2015 and July 26, 2014, the Company had total unrecognized tax benefits of $2.4 million that would reduce the Company’s effective tax rate during future periods if it is subsequently determined that those liabilities were not required. The Company had approximately $0.9 million and $0.8 million for the payment of interest and penalties accrued at January 24, 2015 and July 26, 2014, respectively. Interest expense related to unrecognized tax benefits was immaterial during the three and six months ended January 24, 2015 and January 25, 2014.

12. Other Income, Net

The components of other income, net, are as follows:

	For the Three Months Ended		For the Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
	(Dollars in thousands)
Gain on sale of fixed assets	$1,659	$570	$3,182	$2,435
Miscellaneous income, net	76	25	348	172
Total other income, net	$1,735	$595	$3,530	$2,607

13. Capital Stock

During the three months ended January 24, 2015, the company repurchased 488,768 shares of its common stock in open market transactions, at an average price of $35.08 per share, for approximately $17.1 million under its share repurchase program. During fiscal 2014, the Company repurchased 360,900 shares of its common stock in open market transactions, at an average price of $27.71 per share, for approximately $10.0 million under its share repurchase program. All shares repurchased have been subsequently canceled. As of January 24, 2015, approximately $12.9 million of the $40.0 million authorized on August 27, 2013 remained authorized for repurchases through February 2015. On February 24, 2015, the Company announced that its Board of Directors authorized $40.0 million to repurchase shares of the Company's outstanding common stock through August 24, 2016 in open market or private transactions. The repurchase authorization replaces the Company's previous repurchase authorization described herein. As of February 24, 2015, the full $40.0 million remained available for repurchases.

During the six months ended January 24, 2015 and January 25, 2014, the Company withheld 138,535 shares and 130,195 shares, respectively, of shares issued with respect to restricted units that vested during the periods, totaling $4.3 million and $3.6 million, respectively, in order to meet payroll tax withholdings obligations that arose on the vesting of restricted units. All shares withheld have been canceled. The shares withheld for tax withholdings do not reduce the Company’s total share repurchase authority.

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

Stock-based compensation expense and the related tax benefit recognized related to stock options and restricted share units during the three and six months ended January 24, 2015 and January 25, 2014 are as follows:

	For the Three Months Ended		For the Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
	(Dollars in thousands)
Stock-based compensation	$3,664	$3,544	$7,554	$7,049
Tax benefit recognized in the statement of operations	$1,508	$1,368	$2,973	$2,665

As of January 24, 2015, unrecognized compensation expense related to stock options, time-based restricted share units ("RSUs") and target Performance RSUs was $3.9 million, $8.0 million and $17.6 million, respectively, based on the Company's estimate of performance goal achievement. This expense will be recognized over a weighted-average period of 2.9 years, 2.7 years and 1.7 years, respectively, which is based on the average remaining service periods of the awards. As of January 24, 2015, the Company may recognize an additional $5.3 million in compensation expense related to Performance RSUs if the maximum amount of restricted share units are earned based on certain performance goals being met.

Stock Options

The following table summarizes stock option award activity during the six months ended January 24, 2015:

	Stock Options
	Shares	Weighted Average Exercise Price

Outstanding as of July 26, 2014	2,044,893	$18.68
Granted	90,686	$31.46
Options exercised	(177,362)	$13.16
Forfeited or canceled	(484,126)	$34.48
Outstanding as of January 24, 2015	1,474,091	$14.95

Exercisable options as of January 24, 2015	1,215,823	$12.70

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU activity during the six months ended January 24, 2015:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price

Outstanding as of July 26, 2014	398,931	$20.61	1,190,184	$21.73
Granted	99,064	$31.15	416,987	$31.03
Share units vested	(133,468)	$19.55	(317,908)	$21.59
Forfeited or canceled	(1,658)	$18.46	(329,012)	$19.85
Outstanding as of January 24, 2015	362,869	$23.89	960,251	$26.46

The granted Performance RSUs in the above table is comprised of 357,331 target shares, granted to officers and employees, and 59,656 supplemental shares granted to officers. Performance RSUs of 312,163 outstanding as of July 26, 2014, including 48,313 target shares and 263,850 supplemental shares, were canceled during fiscal 2015 as a result of the fiscal 2014 performance criteria not being fully met. The total amount of Performance RSUs outstanding as of January 24, 2015 is comprised of 730,046 target shares and 230,205 supplemental shares.

15. Related Party Transactions

The Company leases administrative offices and certain equipment from entities related to officers of certain of the Company’s subsidiaries. Additionally, the Company pays for certain subcontracting services and materials to entities related to officers of certain of the Company’s subsidiaries. The total expense under these arrangements for the three and six months ended January 24, 2015 and January 25, 2014 are as follows:

	For the Three Months Ended		For the Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
	(Dollars in thousands)
Real property and equipment leases	$769	$838	$1,296	$1,608
Subcontractors and materials expense	$686	$605	$1,189	$1,266

The Company believes that all related party transactions have been conducted on an arms-length basis and the terms are similar to those that would be available to other third parties.

16. Concentration of Credit Risk

The Company’s customer base is highly concentrated, with its top five customers in each period accounting for approximately 59.8% and 58.2% of its total revenues during the six months ended January 24, 2015 and January 25, 2014, respectively. Customers whose revenues exceeded 10% of total revenue during the three or six months ended January 24, 2015 or January 25, 2014 are as follows:

	For the Three Months Ended		For the Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
AT&T Inc.	22.0%	18.7%	21.6%	18.0%
CenturyLink, Inc.	14.0%	14.4%	13.5%	15.0%
Comcast Corporation	13.1%	12.0%	12.9%	11.2%

Customers representing 10% or more of combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings, net as of January 24, 2015 or July 26, 2014 had the following outstanding balances and the related percentage of the Company’s total outstanding balances:

	January 24, 2015		July 26, 2014
	Amount	% of Total	Amount	% of Total
		(Dollars in millions)
AT&T Inc.	$84.1	18.1%	$87.6	17.9%
Comcast Corporation	$50.1	10.8%	$48.9	9.9%
CenturyLink, Inc.	$46.7	10.1%	$48.2	9.8%

17. Commitments and Contingencies

In October 2012, a former employee of UtiliQuest, LLC ("UtiliQuest"), a wholly-owned subsidiary of the Company, commenced a lawsuit against UtiliQuest in the Superior Court of California. The lawsuit alleged that UtiliQuest violated the California Labor Code, the California Business & Professions Code and the Labor Code Private Attorneys General Act of 2004 by failing to pay for all hours worked (including overtime) and failing to provide meal breaks and accurate wage statements. The plaintiff sought unspecified damages and other relief on behalf of himself and a putative class of current and former employees of UtiliQuest who worked in the state of California in the four years preceding the filing date of the lawsuit. In July 2014, the plaintiff’s attorney and UtiliQuest entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement of the lawsuit. The Company accrued $0.6 million with respect to the proposed settlement in the fourth quarter of fiscal 2014. On November 12, 2014, the Court entered an order of preliminary approval of the proposed settlement. The Court granted final approval on February 6, 2015.

The Company has filed construction liens with respect to approximately $17.7 million for past due balances from a customer on a rural project funded primarily by the Rural Utilities Service agency of the United States Department of Agriculture under the American Recovery and Reinvestment Act of 2009. In April 2014, R&R Taylor Construction, Inc. ("R&R"), a construction company, filed suit against this customer alleging that the customer failed to pay for construction services and materials. In its lawsuit, the construction company seeks to foreclose on its construction lien and, ultimately, to foreclose on the parcel of land on which the lien was filed. Pauley Construction, Inc. (“Pauley”), a wholly-owned subsidiary of the Company, had performed work on this parcel as part of its work on the rural project described above. Pauley has filed a construction lien on the parcel with respect to past due accounts receivable for work performed on this project. In July 2014, R&R amended its lawsuit to include Pauley, alleging that its lien has priority over Pauley’s construction lien. Pauley has filed an answer to this amended complaint in the Montana Eighteenth Judicial District Court, a counterclaim against the construction company and a cross-claim against the customer, alleging that Pauley’s lien is superior to all other liens on such parcel of land. The customer is progressing on a plan that would include payment to vendors having construction liens, including Pauley, if the plan is completed. It is too early to evaluate the likelihood of an outcome to this matter. The Company intends to vigorously defend itself against this lawsuit as part of ongoing efforts to collect the past due amount from this customer.

In November 2013, the wife of a former employee of Nichols Construction, LLC (“Nichols”), a wholly-owned subsidiary of the Company, commenced a lawsuit against Nichols in the Circuit Court of Barbour County, West Virginia. The lawsuit, which the plaintiff filed on behalf of her husband’s estate, is based upon a “deliberate intent” claim pursuant to West Virginia Code in connection with the death of her husband who was struck by a falling tree while at work. The plaintiff seeks unspecified damages and other relief. In December 2012, Nichols removed the case to the United States District Court for the Northern District of West Virginia, and in January 2015, Nichols filed a motion for summary judgment with respect to certain of the “deliberate intent” issues in the lawsuit. The District Court has not yet ruled on the motion for summary judgment. Trial is currently scheduled for April 2015. Plaintiff’s expert has estimated economic damages of up to $2.6 million, exclusive of damages for emotional distress. The Company believes that it has meritorious defenses and intends to vigorously defend itself against this lawsuit.

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

Commitments

Performance Bonds and Guarantees - The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide the Company’s customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of January 24, 2015 and July 26, 2014, the Company had $393.2 million and $446.8 million of outstanding performance and other surety contract bonds, respectively. There has been no material impact on the Company's financial statements as a result of customers exercising their rights under the bonds.

The Company has periodically guaranteed certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit - The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize the Company’s obligations to its insurance carriers in connection with the settlement of potential claims. As of January 24, 2015 and July 26, 2014, the Company had $54.4 million and $49.4 million, respectively, of outstanding standby letters of credit issued under the Credit Agreement.

Multi-Employer Benefit Plans - The Company contributes to several multi-employer defined benefit pension plans under the terms of collective bargaining agreements that cover certain employees represented by unions. The risks of participating in a multi-employer plan are different from single-employer plans in the following aspects: (a) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be inherited by the remaining participating employers; and (c) if the Company stops participating in the multi-employer plan the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability. The Company has not incurred withdrawal liabilities related to the plans as of January 24, 2015 or July 26, 2014.

18. Supplemental Consolidating Financial Statements

On January 24, 2015 and July 26, 2014, Dycom Investments, Inc. (the "Issuer") had outstanding an aggregate principal amount of $277.5 million of 2021 Notes. The 2021 Notes are guaranteed by Dycom Industries, Inc. (the "Parent") and substantially all of the Company's subsidiaries. Each guarantor and non-guarantor subsidiary is 100% owned, directly or indirectly, by the Issuer and the Parent. The 2021 Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and Parent. The Indenture contains certain release provisions for the guarantor subsidiaries and the Parent. With respect to the guarantor subsidiaries, these provisions include release upon (i) the sale or other disposition of all or substantially all of the assets of a guarantor or a sale or other disposition of all of the capital stock of a guarantor, in each case, to a person that is not the Issuer, the Parent or a restricted subsidiary of the Parent, (ii) the designation of a restricted subsidiary that is a guarantor as an unrestricted subsidiary, (iii) the legal defeasance, covenant defeasance or satisfaction and discharge of the Indenture, and (iv) the release of a guarantor of its guarantee of any credit facility. The Parent may not be released from its guarantee under any circumstances, except in the event of legal or covenant defeasance of the Notes or of satisfaction and discharge of the Indenture or pursuant to a provision of the Indenture which limits the Parent’s liability under its guarantee in order to prevent a fraudulent conveyance. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Issuer or Parent, within the meaning of Rule 3-10 of Regulation S-X.

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) JANUARY 24, 2015

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and equivalents	$—	$—	$17,080	$1,348	$—	$18,428
Accounts receivable, net	—	—	265,297	1,989	—	267,286
Costs and estimated earnings in excess of billings	—	—	210,921	1,393	—	212,314
Inventories	—	—	43,768	—	—	43,768
Deferred tax assets, net	3,602	—	15,228	71	(169)	18,732
Other current assets	17,012	42	6,503	280	—	23,837
Total current assets	20,614	42	558,797	5,081	(169)	584,365

Property and equipment, net	18,678	—	170,150	18,320	—	207,148
Goodwill	—	—	269,465	—	—	269,465
Intangible assets, net	—	—	113,596	577	—	114,173
Deferred tax assets, net non-current	705	—	3,618	—	(4,323)	—
Investment in subsidiaries	839,856	1,595,469	1,566	—	(2,436,891)	—
Intercompany receivables	—	—	708,222	—	(708,222)	—
Other	10,625	5,295	2,315	147	—	18,382
Total non-current assets	869,864	1,600,764	1,268,932	19,044	(3,149,436)	609,168
Total assets	$890,478	$1,600,806	$1,827,729	$24,125	$(3,149,605)	$1,193,533

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$977	$—	$49,926	$1,211	$—	$52,114
Current portion of debt	12,500	—	—	—	—	12,500
Billings in excess of costs and estimated earnings	—	—	16,422	—	—	16,422
Accrued insurance claims	162	—	33,973	50	—	34,185
Deferred tax liabilities	—	80	36	53	(169)	—
Other accrued liabilities	8,203	532	52,752	1,504	—	62,991
Total current liabilities	21,842	612	153,109	2,818	(169)	178,212

Long-term debt	140,875	280,543	—	—	—	421,418
Accrued insurance claims	86	—	38,215	47	—	38,348
Deferred tax liabilities, net non-current	—	432	48,312	1,175	(4,323)	45,596
Intercompany payables	219,607	479,363	—	9,252	(708,222)	—
Other liabilities	3,160	—	1,887	4	—	5,051
Total liabilities	385,570	760,950	241,523	13,296	(712,714)	688,625
Total stockholders' equity	504,908	839,856	1,586,206	10,829	(2,436,891)	504,908
Total liabilities and stockholders' equity	$890,478	$1,600,806	$1,827,729	$24,125	$(3,149,605)	$1,193,533

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET JULY 26, 2014

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and equivalents	$—	$—	$19,739	$933	$—	$20,672
Accounts receivable, net	—	—	269,760	2,981	—	272,741
Costs and estimated earnings in excess of billings	—	—	228,541	2,028	—	230,569
Inventories	—	—	49,095	—	—	49,095
Deferred tax assets, net	3,822	—	16,193	87	(170)	19,932
Other current assets	4,956	16	7,237	518	—	12,727
Total current assets	8,778	16	590,565	6,547	(170)	605,736

Property and equipment, net	18,108	—	171,158	16,147	—	205,413
Goodwill	—	—	269,088	—	—	269,088
Intangible assets, net	—	—	115,483	633	—	116,116
Deferred tax assets, net non-current	182	—	3,884	15	(4,081)	—
Investment in subsidiaries	809,617	1,540,338	1,621	—	(2,351,576)	—
Intercompany receivables	—	—	628,443	—	(628,443)
Other	7,748	5,636	2,466	151	—	16,001
Total non-current assets	835,655	1,545,974	1,192,143	16,946	(2,984,100)	606,618
Total assets	$844,433	$1,545,990	$1,782,708	$23,493	$(2,984,270)	$1,212,354

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,083	$—	$58,970	$1,265	$—	$63,318
Current portion of debt	10,938	—	—	—	—	10,938
Billings in excess of costs and estimated earnings	—	—	13,882	—	—	13,882
Accrued insurance claims	612	—	31,599	49	—	32,260
Deferred tax liabilities	—	80	66	24	(170)	—
Other accrued liabilities	12,668	566	61,284	1,616	—	76,134
Total current liabilities	27,301	646	165,801	2,954	(170)	196,532

Long-term debt	166,125	280,738	—	—	—	446,863
Accrued insurance claims	778	—	32,959	45	—	33,782
Deferred tax liabilities, net non-current	—	432	48,593	417	(4,081)	45,361
Intercompany payables	162,127	454,557	—	11,759	(628,443)	—
Other liabilities	3,168	—	1,711	3	—	4,882
Total liabilities	359,499	736,373	249,064	15,178	(632,694)	727,420
Total stockholders' equity	484,934	809,617	1,533,644	8,315	(2,351,576)	484,934
Total liabilities and stockholders' equity	$844,433	$1,545,990	$1,782,708	$23,493	$(2,984,270)	$1,212,354

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED JANUARY 24, 2015 (Dollars in thousands)

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Dycom Consolidated
Contract revenues	$—	$—	$437,970	$3,111	$—	$441,081
Costs of earned revenues, excluding depreciation and amortization	—	—	353,182	2,247	—	355,429
General and administrative	11,974	140	26,502	3,199	—	41,815
Depreciation and amortization	1,304	—	20,789	1,171	—	23,264
Intercompany charges (income), net	(15,009)	—	15,515	(506)	—	—
Interest expense, net	(1,731)	(4,999)	—	—	—	(6,730)
Other income (expense), net	—	—	1,913	(178)	—	1,735
Income (loss) before income taxes and equity in earnings of subsidiaries	—	(5,139)	23,895	(3,178)	—	15,578
Provision (benefit) for income taxes:	—	(2,027)	9,426	(1,253)	—	6,146
Net income (loss) before equity in earnings of subsidiaries	—	(3,112)	14,469	(1,925)	—	9,432
Equity in earnings of subsidiaries	9,432	12,544	—	—	(21,976)	—
Net income (loss)	$9,432	$9,432	$14,469	$(1,925)	$(21,976)	$9,432
Foreign currency translation loss, net of tax	(458)	(458)	—	(458)	916	(458)
Comprehensive income (loss)	$8,974	$8,974	$14,469	$(2,383)	$(21,060)	$8,974

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED JANUARY 25, 2014 (Dollars in thousands)

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Dycom Consolidated
Contract revenues	$—	$—	$388,402	$2,116	$—	$390,518
Costs of earned revenues, excluding depreciation and amortization	—	—	325,678	1,675	—	327,353
General and administrative	10,284	215	25,322	2,741	—	38,562
Depreciation and amortization	1,039	—	21,230	1,166	—	23,435
Intercompany charges (income), net	(13,130)	—	13,271	(141)	—	—
Interest expense, net	(1,807)	(4,994)	1	—	—	(6,800)
Other income (expense), net	—	—	630	(35)	—	595
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	—	(5,209)	3,532	(3,360)	—	(5,037)
Provision (benefit) for income taxes	—	(2,102)	1,485	(1,353)	—	(1,970)
Net income (loss) before equity in earnings (loss) of subsidiaries	—	(3,107)	2,047	(2,007)	—	(3,067)
Equity in earnings (loss) of subsidiaries	(3,067)	40	—	—	3,027	—
Net income (loss)	$(3,067)	$(3,067)	$2,047	$(2,007)	$3,027	$(3,067)
Foreign currency translation loss, net of tax	(226)	(226)	—	(226)	452	(226)
Comprehensive income (loss)	$(3,293)	$(3,293)	$2,047	$(2,233)	$3,479	$(3,293)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE SIX MONTHS ENDED JANUARY 24, 2015 (Dollars in thousands)

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Dycom Consolidated
Contract revenues	$—	$—	$943,659	$7,811	$—	$951,470
Costs of earned revenues, excluding depreciation and amortization	—	—	753,274	5,624	—	758,898
General and administrative	24,807	239	54,671	6,794	—	86,511
Depreciation and amortization	2,543	—	41,370	2,280	—	46,193
Intercompany charges (income), net	(30,831)	—	31,923	(1,092)	—	—
Interest expense, net	(3,481)	(9,999)	—	—	—	(13,480)
Other income (expense), net	—	—	3,694	(164)	—	3,530
Income (loss) before income taxes and equity in earnings of subsidiaries	—	(10,238)	66,115	(5,959)	—	49,918
Provision (benefit) for income taxes:	—	(4,036)	26,064	(2,349)	—	19,679
Net income (loss) before equity in earnings (loss) of subsidiaries	—	(6,202)	40,051	(3,610)	—	30,239
Equity in earnings (loss) of subsidiaries	30,239	36,441	(256)	—	(66,424)	—
Net income (loss)	$30,239	$30,239	$39,795	$(3,610)	$(66,424)	$30,239
Foreign currency translation loss, net of tax	(726)	(726)	—	(726)	1,452	(726)
Comprehensive income (loss)	$29,513	$29,513	$39,795	$(4,336)	$(64,972)	$29,513

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE SIX MONTHS ENDED JANUARY 25, 2014 (Dollars in thousands)

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Dycom Consolidated
Contract revenues	$—	$—	$897,832	$5,406	$—	$903,238
Costs of earned revenues, excluding depreciation and amortization	—	—	733,373	4,099	—	737,472
General and administrative	21,520	441	54,266	5,410	—	81,637
Depreciation and amortization	1,893	—	42,851	2,243	—	46,987
Intercompany charges (income), net	(27,106)	—	27,380	(274)	—	—
Interest expense, net	(3,696)	(9,988)	(2)	—	—	(13,686)
Other income, net	3	—	2,575	29	—	2,607
Income (loss) before income taxes and equity in earnings of subsidiaries	—	(10,429)	42,535	(6,043)	—	26,063
Provision (benefit) for income taxes	—	(4,189)	17,085	(2,426)	—	10,470
Net income (loss) before equity in earnings of subsidiaries	—	(6,240)	25,450	(3,617)	—	15,593
Equity in earnings of subsidiaries	15,593	21,833	—	—	(37,426)	—
Net income (loss)	$15,593	$15,593	$25,450	$(3,617)	$(37,426)	$15,593
Foreign currency translation loss, net of tax	(286)	(286)	—	(286)	572	(286)
Comprehensive income (loss)	$15,307	$15,307	$25,450	$(3,903)	$(36,854)	$15,307

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED JANUARY 24, 2015 (Dollars in thousands)

	Parent	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Elim-inations	Dycom Consolidated
Net cash provided by (used in) operating activities	$(8,331)	$(6,115)	$96,931	$770	$—	$83,255
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(9,821)	—	—	(9,821)
Capital expenditures	(4,144)	—	(31,281)	(3,347)	—	(38,772)
Proceeds from sale of assets	—	—	4,031	8	—	4,039
Return of capital from subsidiaries	—	1,749	—	—	(1,749)	—
Investment in subsidiaries	—	(21,668)	(300)	—	21,968	—
Changes in restricted cash	(541)	—	—	—	—	(541)
Net cash used in investing activities	(4,685)	(19,919)	(37,371)	(3,339)	20,219	(45,095)
Cash flows from financing activities:
Borrowings on senior Credit Agreement	175,000	—	—	—	—	175,000
Principal payments on senior Credit Agreement	(198,688)	—	—	—	—	(198,688)
Repurchases of common stock	(17,147)	—	—	—	—	(17,147)
Exercise of stock options	2,335	—	—	—	—	2,335
Restricted stock tax withholdings	(4,330)	—	—	—	—	(4,330)
Excess tax benefit from share-based awards	2,426	—	—	—	—	2,426
Intercompany funding	53,420	26,034	(62,219)	2,984	(20,219)	—
Net cash (used in) provided by financing activities	13,016	26,034	(62,219)	2,984	(20,219)	(40,404)
Net (decrease) increase in cash and equivalents	—	—	(2,659)	415	—	(2,244)
CASH AT BEGINNING OF PERIOD	—	—	19,739	933	—	20,672
CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$17,080	$1,348	$—	$18,428
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED JANUARY 25, 2014 (Dollars in thousands)

	Parent	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Elim-inations	Dycom Consolidated
Net cash provided by (used in) operating activities	$(4,085)	$(6,135)	$79,911	$(1,825)	$—	$67,866
Cash flows from investing activities:
Capital expenditures	(3,351)	—	(43,150)	(2,739)	—	(49,240)
Proceeds from sale of assets	—	—	3,361	1,603	—	4,964
Return of capital from subsidiaries	—	683	—	—	(683)	—
Investment in subsidiaries	—	(800)	—	—	800	—
Changes in restricted cash	(305)	—	—	—	—	(305)
Net cash used in investing activities	(3,656)	(117)	(39,789)	(1,136)	117	(44,581)
Cash flows from financing activities:
Borrowings on senior Credit Agreement	221,000	—	—	—	—	221,000
Principal payments on senior Credit Agreement	(247,125)	—	—	—	—	(247,125)
Repurchases of common stock	(9,999)	—	—	—	—	(9,999)
Exercise of stock options	11,869	—	—	—	—	11,869
Restricted stock tax withholdings	(3,590)	—	—	—	—	(3,590)
Excess tax benefit from share-based awards	2,297	—	—	—	—	2,297
Intercompany funding	33,289	6,252	(43,076)	3,652	(117)	—
Net cash (used in) provided by financing activities	7,741	6,252	(43,076)	3,652	(117)	(25,548)
Net (decrease) increase in cash and equivalents	—	—	(2,954)	691	—	(2,263)
CASH AT BEGINNING OF PERIOD	—	—	18,166	441	—	18,607
CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$15,212	$1,132	$—	$16,344

19. Subsequent Events

On February 24, 2015, the Company announced that its Board of Directors authorized $40.0 million to repurchase shares of the Company's outstanding common stock through August 24, 2016 in open market or private transactions. The repurchase authorization replaces the Company's previous repurchase authorization. As of February 24, 2015, the full $40.0 million remained available for repurchases.

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

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies and cable television multiple system operators, telecommunication equipment and infrastructure providers, and electric and gas utilities. Our customer base is highly concentrated, with our top five customers in each period accounting for approximately 59.8% and 58.2% of our total revenues for the six months ended January 24, 2015 and January 25, 2014, respectively. The following reflects the percentage of total revenue from those customers who contributed at least 2.5% to our total revenue during the three and six months ended January 24, 2015 or January 25, 2014:

	For the Three Months Ended		For the Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
AT&T Inc.	22.0%	18.7%	21.6%	18.0%
CenturyLink, Inc.	14.0%	14.4%	13.5%	15.0%
Comcast Corporation	13.1%	12.0%	12.9%	11.2%
Verizon Communications Inc.	6.3%	8.3%	6.9%	8.4%
Time Warner Cable Inc.	5.0%	6.0%	4.9%	5.6%
Windstream Corporation	4.8%	4.6%	4.5%	4.8%
Charter Communications, Inc.	3.4%	4.4%	3.6%	4.4%
Corning Incorporated	2.9%	0.3%	2.2%	0.3%

In addition, another customer contributed 2.1% and 1.8% to our total revenue during the three months ended January 24, 2015 and January 25, 2014, respectively, and 3.6% and 1.9% to our total revenue during the six months ended January 24, 2015 and January 25, 2014, respectively.

We generally have multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer's own employees, and the use of other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. Historically, master service agreements have been awarded primarily through a competitive bidding process; however, we are occasionally able to extend some of these agreements through negotiations. Revenues from multi-year master service agreements were 67.6% and 66.8% of total contract revenues during the three months ended January 24, 2015 and January 25, 2014, respectively, and 67.4% and 65.3% of total contract revenues during the six months ended January 24, 2015 and January 25, 2014, respectively.

The remainder of our services are provided pursuant to contracts for specific projects. Other long-term contracts relate to those specific projects with terms in excess of one year from the contract date. Revenues from other long-term contracts were 9.8% and 12.8% of total contract revenues during the three months ended January 24, 2015 and January 25, 2014, respectively, and 11.5% and 13.4% of total contract revenues during the six months ended January 24, 2015 and January 25, 2014, respectively. Short-term contracts for specific projects are generally three to four months in duration. A portion of our contracts include retainage provisions by which 5% to 10% of the invoiced amounts may be withheld by the customer pending project completion.

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

Fiscal 2015 - During the first quarter of fiscal 2015, we acquired Hewitt Power & Communications, Inc. ("Hewitt") for $8.0 million, net of cash acquired. Hewitt provides specialty contracting services primarily for telecommunications providers in the Southeastern United States. We also acquired the assets of two cable installation contractors for an aggregate purchase price of $1.5 million during the second quarter of fiscal 2015.

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

The results of these acquisitions are included in the consolidated financial statements from their respective closing dates. None of these acquisitions were considered material, individually or in the aggregate, to our condensed consolidated financial statements. Purchase price allocations of businesses acquired during fiscal 2014 and fiscal 2015 are preliminary and will be completed during fiscal 2015 when the valuations are finalized for intangible assets and other amounts.

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

Revenues. We recognize revenues under the percentage of completion method of accounting using the units-of-delivery or cost-to-cost measures. A majority of our services are performed under master service agreements with customers which contain customer-specified service requirements, such as discrete pricing for individual tasks. Revenue is recognized under these arrangements based on units-of-delivery and revenue is recognized as each unit is completed. There were no material amounts of unapproved change orders or claims recognized during the six months ended January 24, 2015 or January 25, 2014. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs and represented less than 10% of our contract revenues during the six months ended January 24, 2015 and January 25, 2014. In addition, revenue from time and materials contracts is recognized as the work is performed and we have an immaterial amount of revenue from these types of contracts. The current asset "Costs and estimated earnings in excess of billings" represents revenues recognized in excess of amounts billed. The current liability "Billings in excess of costs and estimated earnings" represents billings in excess of revenues recognized.

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

We have experienced and expect to continue to experience quarterly variations in revenues and results of operations as a result of other factors as well. Such factors include fluctuations in insurance expense due to changes in claims experience and actuarial assumptions, variances in incentive pay and stock-based compensation expense as a result of operating performance and vesting provisions, and changes in the employer portion of payroll taxes as a result of reaching the limitation on payroll withholdings obligations. Other factors that may contribute to quarterly variations in results of operations include interest expense due to levels of borrowings, other income as a result of the timing and levels of capital assets sold during the period, and income tax expense due to levels of taxable earnings, the impact of non-deductible items and tax credits, and the impact of disqualifying dispositions of incentive stock option expenses.

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

	For the Three Months Ended				For the Six Months Ended
	January 24, 2015		January 25, 2014		January 24, 2015		January 25, 2014
	(Dollars in millions)
Revenues	$441.1	100.0%	$390.5	100.0%	$951.5	100.0%	$903.2	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	355.4	80.6	327.4	83.8	758.9	79.8	737.5	81.6
General and administrative	41.8	9.5	38.6	9.9	86.5	9.1	81.6	9.0
Depreciation and amortization	23.3	5.3	23.4	6.0	46.2	4.9	47.0	5.2
Total	420.5	95.3	389.4	99.7	891.6	93.7	866.1	95.9
Interest expense, net	(6.7)	(1.5)	(6.8)	(1.7)	(13.5)	(1.4)	(13.7)	(1.5)
Other income, net	1.7	0.4	0.6	0.2	3.5	0.4	2.6	0.3
Income (loss) before income taxes	15.6	3.5	(5.0)	(1.3)	49.9	5.2	26.1	2.9
Provision (benefit) for income taxes	6.1	1.4	(2.0)	(0.5)	19.7	2.1	10.5	1.2
Net income (loss)	$9.4	2.1%	$(3.1)	(0.8)%	$30.2	3.2%	$15.6	1.7%

Revenues. Revenues increased to $441.1 million during the three months ended January 24, 2015 compared to $390.5 million during the three months ended January 25, 2014. Generally, a greater level of work was performed during the current period as a result of better weather conditions compared to the prior year period. Additionally, revenues increased in the current period from customers deploying 1 gigabit networks.

During the three months ended January 24, 2015, total revenues of $9.5 million were generated by businesses acquired during the fourth quarter of fiscal 2014 and the first quarter of fiscal 2015. Excluding amounts from these businesses acquired that were not owned for the full fiscal period in both years, revenues increased by approximately $41.0 million during the three months ended January 24, 2015 compared to the prior year period. Revenues increased by approximately $19.4 million for a significant customer investing in improvements to its wireline and wireless networks, and by approximately $11.3 million for a customer for which we are performing fiber construction services on their end customer's network. Additionally, revenues increased by approximately $10.6 million for a leading cable multiple system operator from maintenance and construction services, including services to provision fiber to small and medium businesses as well as network improvements. Partially offsetting these increases, revenues related to stimulus work on projects funded in part by the American Recovery and Reinvestment Act of 2009 declined by approximately $10.1 million during the three months ended January 24, 2015 compared to the three months ended January 25, 2014 as the program nears completion. In addition, revenues for a large telecommunications customer declined $4.6 million and revenues for two cable multiple system operators declined $3.1 million, on a combined basis. All other customers had net increases in revenues of $17.5 million for the three months ended January 24, 2015 compared to the three months ended January 25, 2014.

The percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 89.3%, 6.2% and 4.5%, respectively, for the three months ended January 24, 2015 compared to 87.0%, 7.5% and 5.5%, respectively, for the three months ended January 25, 2014.

Revenues increased to $951.5 million during the six months ended January 24, 2015 compared to $903.2 million during the six months ended January 25, 2014. Generally, a greater level of work was performed during the second quarter of fiscal 2015 as a result of better weather conditions compared to the prior year second quarter. Additionally, revenues increased in the current period from customers deploying 1 gigabit networks.

During the six months ended January 24, 2015, total revenues of $19.6 million were generated by businesses acquired during the fourth quarter of fiscal 2014 and the first quarter of fiscal 2015. Excluding amounts from these businesses acquired that were not owned for the full fiscal period in both years, revenues increased by approximately $28.6 million during the six months ended January 24, 2015 compared to the prior year period. Revenues increased by approximately $31.6 million for a significant customer investing in improvements to its wireline and wireless networks. Revenues also increased by approximately $21.3 million for a leading cable multiple system operator from maintenance and construction services, including services to provision fiber to small and medium businesses as well as network improvements, and by approximately $17.7 million for a customer for which we are performing fiber construction services on their end customer's network. In addition, revenues increased by approximately $17.0 million to $34.5 million during the six months ended January 24, 2015 for services performed on a customer's fiber network that began during the fourth quarter of fiscal 2013. Partially offsetting these increases, revenues related to stimulus work on projects funded in part by the American Recovery and Reinvestment Act of 2009 declined by approximately $30.2 million during the six months ended January 24, 2015 compared to the six months ended January 25, 2014 as the program nears completion. In addition, revenues for two large telecommunications customers declined $22.0 million, on a combined basis, and revenues for two cable multiple system operators declined $9.5 million, also on a combined basis. All other customers had net increases in revenues of $2.7 million for the six months ended January 24, 2015 compared to the six months ended January 25, 2014.

The percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 89.5%, 6.1% and 4.4%, respectively, for the six months ended January 24, 2015 compared to 87.4%, 7.3% and 5.3%, respectively, for the six months ended January 25, 2014.

Costs of Earned Revenues. Costs of earned revenues increased to $355.4 million for the three months ended January 24, 2015 compared to $327.4 million for the three months ended January 25, 2014. The primary components of the increase were a $21.8 million aggregate increase in direct labor and subcontractor costs, a $7.4 million increase in direct material costs, and a $1.6 million increase in other direct costs. These increases were partially offset by a $2.8 million decrease from reduced equipment rental and maintenance costs, lower fuel consumption and lower fuel prices for the three months ended January 24, 2015 compared to the three months ended January 25, 2014.

Costs of earned revenues as a percentage of contract revenue decreased 3.2% during the three months ended January 24, 2015 compared to the three months ended January 25, 2014. The decrease was partially due to higher productivity resulting from better weather conditions during the three months ended January 24, 2015 compared to the prior year period. Adverse weather conditions negatively impacted productivity and margins during the three months ended January 25, 2014. Labor and subcontractor costs represented a lower percentage of total revenue for the three months ended January 24, 2015 and decreased 1.9% as a percentage of contract revenue compared to the prior year period as a result of improved operating efficiency and the mix of work performed. In addition, costs decreased 1.4% from reduced equipment rental and maintenance costs, lower fuel consumption and lower fuel prices. Other direct costs decreased 0.5% as a percentage of contract revenue compared to the prior year period. Partially offsetting these decreases, direct material costs increased 0.6% as a percentage of contract revenue during the three months ended January 24, 2015 compared to the prior year period as our mix of work included a greater level of projects where we provided materials to the customer.

Costs of earned revenues increased to $758.9 million for the six months ended January 24, 2015 compared to $737.5 million for the six months ended January 25, 2014. The primary components of the increase were a $19.1 million aggregate increase in direct labor and subcontractor costs and a $10.6 million increase in direct material costs. These increases were partially offset by a $6.4 million decrease from reduced equipment rental and maintenance costs, lower fuel consumption and lower fuel prices for the six months ended January 24, 2015 compared to the six months ended January 25, 2014 as well as a $1.9 million decrease in other direct costs.

Costs of earned revenues as a percentage of contract revenue decreased 1.9% during the six months ended January 24, 2015 compared to the six months ended January 25, 2014. The decrease was partially due to higher productivity resulting from better weather conditions during the second quarter of fiscal 2015 compared to the same prior year period. Adverse weather conditions negatively impacted productivity and margins during the six months ended January 25, 2014. Labor and subcontractor costs represented a lower percentage of total revenue for the six months ended January 24, 2015 and decreased 0.9% as a percentage of contract revenue compared to the prior year period as a result of improved operating efficiency and the mix of work performed. In addition, costs decreased 1.0% from reduced equipment rental and maintenance costs, lower fuel consumption and lower fuel prices. Other direct costs decreased 0.6% as a percentage of contract revenue compared to the prior year period. Partially offsetting these decreases, direct material costs increased 0.6% as a percentage of contract revenue during the six months ended January 24, 2015 compared to the prior year period as our mix of work included a greater level of projects where we provided materials to the customer.

General and Administrative Expenses. General and administrative expenses increased to $41.8 million, or 9.5% as a percentage of contract revenue, during the three months ended January 24, 2015 compared to $38.6 million, or 9.9% as a percentage of contract revenue during the three months ended January 25, 2014. General and administrative expenses increased to $86.5 million, or 9.1% as a percentage of contract revenue, during the six months ended January 24, 2015 compared to $81.6 million, or 9.0% as a percentage of contract revenue during the six months ended January 25, 2014. The increase in total general and administrative expenses during the three and six months ended January 24, 2015 resulted from increased payroll and performance-based costs, higher legal and other professional fees, and the costs of businesses acquired in fiscal 2014 and 2015. Additionally, stock-based compensation increased to $3.7 million and $7.6 million during the three and six months ended January 24, 2015, respectively, from $3.5 million and $7.0 million during the three and six months ended January 25, 2014, respectively, as a result of increased restricted share unit expense.

Depreciation and Amortization. Depreciation and amortization decreased to $23.3 million during the three months ended January 24, 2015 from $23.4 million during the three months ended January 25, 2014 and totaled 5.3% and 6.0% of contract revenue, respectively. Amortization expense decreased to $4.1 million during the three months ended January 24, 2015 from $4.8 million during the three months ended January 25, 2014. Depreciation and amortization was $46.2 million and $47.0 million during the six months ended January 24, 2015 and January 25, 2014, respectively, and totaled 4.9% and 5.2% of contract revenue, respectively. Amortization expense decreased to $8.2 million during the six months ended January 24, 2015 from $9.9 million during the six months ended January 25, 2014. This decrease in amortization was partially offset by incremental depreciation expense arising from the addition of fixed assets during fiscal 2015 and the second half of fiscal 2014.

Interest Expense, Net. Interest expense, net was $6.7 million during the three months ended January 24, 2015 compared to $6.8 million during the three months ended January 25, 2014. Interest expense, net was $13.5 million during the six months ended January 24, 2015 compared to $13.7 million during the six months ended January 25, 2014.

Other Income, Net. Other income increased to $1.7 million during the three months ended January 24, 2015 compared to $0.6 million during the three months ended January 25, 2014 and increased to $3.5 million during the six months ended January 24, 2015 compared to $2.6 million during the six months ended January 25, 2014. These increases were primarily from gains on the sale of fixed assets.

Income Taxes. The following table presents our income tax provision (benefit) and effective income tax rate for the three and six months ended January 24, 2015 and January 25, 2014:

	For the Three Months Ended		For the Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
	(Dollars in millions)
Income tax provision (benefit)	$6.1	$(2.0)	$19.7	$10.5
Effective income tax rate	39.4%	39.1%	39.4%	40.2%

Variations in our effective income tax rate are primarily attributable to the impact of state income taxes, non-deductible and non-taxable items, disqualifying dispositions of incentive stock option exercises, and production-related tax credits recognized in relation to our pre-tax results during the period. Non-deductible and non-taxable items will generally have a reduced impact on the effective income tax rate in periods of greater pre-tax results. We had total unrecognized tax benefits of approximately $2.4 million as of both January 24, 2015 and July 26, 2014 that, if recognized, would favorably affect our effective tax rate.

Net Income (Loss). Net income was $9.4 million for the three months ended January 24, 2015 compared to a net loss of $3.1 million for the three months ended January 25, 2014. Net income was $30.2 million for the six months ended January 24, 2015 compared to $15.6 million for the six months ended January 25, 2014.

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and costs and estimated earnings in excess of billings. Cash and equivalents primarily include balances on deposit with banks and totaled $18.4 million at January 24, 2015 compared to $20.7 million at July 26, 2014. We maintain substantially all of our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

Sources of Cash. Our sources of cash have been operating activities, long-term debt, equity offerings, stock option proceeds, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, equipment, materials and subcontractors, are required to be paid before the accounts receivables resulting from the work performed are invoiced and collected from the customer. Our working capital (total current assets less total current liabilities) was $406.2 million at January 24, 2015 compared to $409.2 million at July 26, 2014.

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

Management regularly monitors the financial markets and assesses general economic conditions for any impact on our financial position. If changes in financial markets or other areas of the economy adversely impact our ability to access capital markets, we would expect to rely on a combination of available cash and the existing committed credit facility to provide short-

term funding. We believe that our cash investment policies are prudent and we expect that any volatility in the capital markets would not have a material impact on our cash investments.

Net cash flows. The following table presents our net cash flows for the six months ended January 24, 2015 and January 25, 2014:

	For the Six Months Ended
	January 24, 2015	January 25, 2014
	(Dollars in millions)
Net cash flows:
Provided by operating activities	$83.3	$67.9
Used in investing activities	$(45.1)	$(44.6)
Used in financing activities	$(40.4)	$(25.5)

Cash from Operating Activities. During the six months ended January 24, 2015, net cash provided by operating activities was $83.3 million. Non-cash items during the six months ended January 24, 2015 and January 25, 2014 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities provided $2.4 million of operating cash flow during the six months ended January 24, 2015. The primary working capital sources of cash flow during the six months ended January 24, 2015 were decreases in accounts receivable and net costs and estimated earnings in excess of billings of $7.0 million and $20.6 million, respectively. Working capital changes that used operating cash flow during the six months ended January 24, 2015 were decreases in accounts payable of $11.9 million and net increases in income tax receivables during the period of $9.1 million due to the timing of payments. Additionally, changes in other accrued liabilities used $1.3 million of cash flow primarily due to amounts paid for annual incentive compensation during October 2014, partially offset by increased accrued insurance claims. Net increases in other current and other non-current assets combined used $2.8 million of operating cash flow during the six months ended January 24, 2015, primarily for other prepaid costs during the six months ended January 24, 2015.

Our days sales outstanding ("DSO") for accounts receivable (based on ending accounts receivable divided by average daily revenue for the most recently completed quarter) was 55 days as of January 24, 2015 compared to 54 days as of January 25, 2014. Our payment terms for contracts of our subsidiaries vary by customer and primarily range from 30 to 60 days after invoicing the customer. Our DSO for costs and estimated earnings in excess of billings ("CIEB") was 40 days as of January 24, 2015 compared to 37 days as of January 25, 2014. The increase in our DSOs compared to the prior year period resulted from longer billing process time with revenue growth for certain customers. In addition, DSOs increased for certain customers based on their invoice approval processes. Further, our accounts receivable include approximately $20.1 million for past due accounts receivable from a customer on a rural project funded in part by the American Recovery and Reinvestment Act of 2009. We have stopped work on the project and have filed construction liens with respect to this work representing approximately $17.7 million of the accounts receivable balance.

Our CIEB balances are maintained at a detailed task-specific or project level and are evaluated regularly for realizability. Such amounts are invoiced in the normal course of business according to contract terms, which consider the completion of specific tasks and the passage of time. Project delays for commercial issues such as permitting, engineering changes, incremental documentation requirements or difficult job site conditions can extend the time needed to complete certain tasks and may delay invoicing to the customer for the work performed. We were not experiencing any material project delays or other circumstances that would impact the realizability of the CIEB balance as of January 24, 2015. Additionally, there are no material amounts of CIEB related to claims or unapproved change orders as of January 24, 2015 or July 26, 2014. As of January 24, 2015, we believe that none of our significant customers was experiencing financial difficulties that would impact the realizability of our CIEB or the collectability of our trade accounts receivable.

During the six months ended January 25, 2014, net cash provided by operating activities was $67.9 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities provided $0.8 million of operating cash flow during the six months ended January 25, 2014. The primary working capital sources of cash flow during the six months ended January 25, 2014 were decreases in accounts receivable and net costs and estimated earnings in excess of billings of $20.1 million and $30.3 million, respectively. Working capital changes that used operating cash flow during the six months ended January 25, 2014 were decreases in accounts payable of $15.6 million and net increases in income tax receivables during the period of $15.5 million due to the timing of payments. Additionally, decreases in other accrued liabilities and accrued insurance claims used $4.6 million of cash flow primarily from amounts paid for annual incentive compensation during October 2013. Net increases in other current and other non-current assets combined used $13.9 million of operating cash flow during the six months ended January 25, 2014, primarily for higher levels of inventory and for other prepaid costs during the six months ended January 25, 2014.

Cash Used in Investing Activities. Net cash used in investing activities was $45.1 million during the six months ended January 24, 2015 compared to $44.6 million during the six months ended January 25, 2014. During the six months ended January 24, 2015 we paid $9.8 million in connection with acquisitions during the period. During the six months ended January 24, 2015 and January 25, 2014, capital expenditures of $38.8 million and $49.2 million, respectively, were offset in part by proceeds from the sale of assets of $4.0 million and $5.0 million, respectively. Restricted cash, primarily related to funding provisions of our insurance program, increased approximately $0.5 million and $0.3 million during the six months ended January 24, 2015 and January 25, 2014, respectively.

Cash Used in Financing Activities. Net cash used in financing activities was $40.4 million during the six months ended January 24, 2015 compared to $25.5 million during the six months ended January 25, 2014. Net revolving paydowns under our credit agreement were $19.0 million during the six months ended January 24, 2015 compared to $23.0 million during the six months ended January 25, 2014. Additionally, we had principal payments on the term loan under our credit agreement of $4.7 million and $3.1 million during the six months ended January 24, 2015 and January 25, 2014, respectively. During the six months ended January 24, 2015, we repurchased 488,768 shares of our common stock in open market transactions, at an average price of $35.08 per share, for approximately $17.1 million. During the six months ended January 25, 2014, we repurchased 360,900 shares of our common stock in open market transactions, at an average price of $27.71 per share, for approximately $10.0 million.

We received $2.3 million and $11.9 million from the exercise of stock options during the six months ended January 24, 2015 and January 25, 2014, respectively. In addition, during the six months ended January 24, 2015 and January 25, 2014 we received excess tax benefits of $2.4 million and $2.3 million, respectively, primarily from the exercises of stock options and vesting of restricted share units. We withheld shares of restricted units and paid $4.3 million and $3.6 million to tax authorities in order to meet payroll tax withholdings obligations on restricted units that vested during the six months ended January 24, 2015 and January 25, 2014, respectively.

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

We had outstanding revolver borrowings under the Credit Agreement of $44.0 million and $63.0 million as of January 24, 2015 and July 26, 2014, respectively, which accrued interest at a weighted average rate of approximately 2.36% and 2.55% per annum, respectively. Additionally, we had $109.4 million and $114.1 million of outstanding principal amount under the Term Loan as of January 24, 2015 and July 26, 2014, respectively, which accrued interest at 2.17% per annum and 2.15% per annum, as of January 24, 2015 and July 26, 2014, respectively.

The Credit Agreement contains a sublimit of $150 million for the issuance of letters of credit. Standby letters of credit of approximately $54.4 million and $49.4 million, issued as part of the Company's insurance program, were outstanding under the Credit Agreement as of January 24, 2015 and July 26, 2014, respectively. Interest on outstanding standby letters of credit accrued at 2.0% per annum at both January 24, 2015 and July 26, 2014. Unutilized commitments were at rates per annum of 0.35% at both January 24, 2015 and July 26, 2014. At January 24, 2015 and July 26, 2014, we were in compliance with the financial covenants of the Credit Agreement and had additional borrowing availability of $176.6 million and $162.6 million, respectively, as determined by the most restrictive covenants of the Credit Agreement.

As of January 24, 2015 and July 26, 2014, Dycom Investments, Inc., one of our subsidiaries, had outstanding an aggregate principal amount of $277.5 million of 7.125% senior subordinated notes due 2021 (the "2021 Notes") that were issued under an indenture dated January 21, 2011 (the "Indenture"). In addition, the 2021 Notes had a debt premium of $3.0 million and $3.2 million as of January 24, 2015 and July 26, 2014, respectively. The 2021 Notes are guaranteed by Dycom Investments, Inc.'s parent company and substantially all of our subsidiaries. For additional information regarding these guarantees see Note 18, Supplemental Consolidating Financial Statements, in Notes to the Condensed Consolidated Financial Statements. The Indenture contains covenants that limit, among other things, our ability to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of our subsidiaries to pay dividends or make payments to us and our restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of its assets.

Contractual Obligations. The following tables set forth our outstanding contractual obligations, including related party leases, as of January 24, 2015:

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
	(Dollars in thousands)
7.125% senior subordinated notes due 2021	$—	$—	$—	$277,500	$277,500
Credit Agreement – revolving borrowings	—	44,000	—	—	44,000
Credit Agreement – Term Loan	12,500	96,875	—	—	109,375
Fixed interest payments on long-term debt (a)	19,772	39,544	39,544	19,771	118,631
Operating lease obligations	16,188	18,442	6,562	7,317	48,509
Employment agreements	5,976	2,808	—	—	8,784
Purchase and other contractual obligations	25,690	—	—	—	25,690
Total	$80,126	$201,669	$46,106	$304,588	$632,489

(a)
Includes interest payments on our $277.5 million in aggregate principal amount of 2021 Notes outstanding and excludes any interest payments on our variable rate debt. Variable rate debt as of January 24, 2015 was comprised of $44.0 million outstanding on our Term Loan and $109.4 million in outstanding revolving borrowings under our Credit Agreement.

Purchase and other contractual obligations in the table above primarily represent obligations under agreements to purchase vehicles and equipment which have not been received as of January 24, 2015. We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of January 24, 2015.

Our condensed consolidated balance sheet as of January 24, 2015 includes a long-term liability of approximately $38.3 million for accrued insurance claims. This liability has been excluded from the above table as the timing of any cash payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was $2.4 million at both January 24, 2015 and July 26, 2014 and is included in other liabilities in the condensed consolidated balance sheet. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Off-Balance Sheet Arrangements. Performance Bonds and Guarantees – We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of January 24, 2015, we had $393.2 million of outstanding performance and other surety contract bonds. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $88.7 million as of January 24, 2015. There has been no material impact on our financial statements as a result of customers exercising their rights under the bonds. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit – We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize our obligations to our insurance carriers in connection with the settlement of potential claims. As of January 24, 2015 and July 26, 2014 we had $54.4 million and $49.4 million, respectively, outstanding standby letters of credit issued under the Credit Agreement.

Backlog. Our backlog consists of the estimated uncompleted portion of services to be performed under contractual agreements with our customers and totaled $2.986 billion and $2.331 billion at January 24, 2015 and July 26, 2014, respectively. The increase in backlog from July 26, 2014 is primarily related to new awards and extensions during the second quarter of fiscal 2015. We expect to complete 52.4% of the January 24, 2015 backlog during the next twelve months. Our backlog estimates represent amounts under master service agreements and other contractual agreements for services projected to be performed over the terms of the contracts and are based on contract terms, our historical experience with customers and, more generally, our experience in similar procurements. The significant majority of our backlog estimates comprise services under master service agreements and long-term contracts.

Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to commercial issues and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. While we did not experience any material cancellations during fiscal 2014 or the six months ended January 24, 2015, the majority of our contracts may be canceled by our customers upon notice regardless of whether or not we are in default. Our estimates of a customer's requirements during a particular future period may prove to be inaccurate. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded was not material.

Backlog is not a measure defined by United States generally accepted accounting principles; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.

Legal Proceedings

In October 2012, a former employee of UtiliQuest, LLC ("UtiliQuest"), a wholly-owned subsidiary of the Company, commenced a lawsuit against UtiliQuest in the Superior Court of California. The lawsuit alleged that UtiliQuest violated the California Labor Code, the California Business & Professions Code and the Labor Code Private Attorneys General Act of 2004 by failing to pay for all hours worked (including overtime) and failing to provide meal breaks and accurate wage statements. The plaintiff sought unspecified damages and other relief on behalf of himself and a putative class of current and former employees of UtiliQuest who worked in the state of California in the four years preceding the filing date of the lawsuit. In July 2014, the plaintiff’s attorney and UtiliQuest entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement of the lawsuit. The Company accrued $0.6 million with respect to the proposed settlement in the fourth quarter of fiscal 2014. On November 12, 2014, the Court entered an order of preliminary approval of the proposed settlement. The Court granted final approval on February 6, 2015.

As disclosed elsewhere in this Quarterly Report on Form 10-Q for the three months ended January 24, 2015, we have filed construction liens with respect to approximately $17.7 million for past due balances from a customer on a rural project funded primarily by the Rural Utilities Service agency of the United States Department of Agriculture under the American Recovery and Reinvestment Act of 2009. In April 2014, R&R Taylor Construction, Inc. ("R&R"), a construction company, filed suit against this customer alleging that the customer failed to pay for construction services and materials. In its lawsuit, the construction company seeks to foreclose on its construction lien and, ultimately, to foreclose on the parcel of land on which the lien was filed. Pauley Construction, Inc. (“Pauley”), one of our wholly-owned subsidiaries, had performed work on this parcel as part of its work on the rural project described above. Pauley has filed a construction lien on the parcel with respect to past due accounts receivable for work performed on this project. In July 2014, R&R amended its lawsuit to include Pauley, alleging that its lien has priority over Pauley’s construction lien. Pauley has filed an answer to this amended complaint in the Montana Eighteenth Judicial District Court, a counterclaim against the construction company and a cross-claim against the customer, alleging that Pauley’s lien is superior to all other liens on such parcel of land. The customer is progressing on a plan that would include payment to vendors having construction liens, including Pauley, if the plan is completed. It is too early to evaluate the likelihood of an outcome to this matter. We intend to vigorously defend ourselves against this lawsuit as part of ongoing efforts to collect the past due amounts from this customer.

In November 2013, the wife of a former employee of Nichols Construction, LLC (“Nichols”), a wholly-owned subsidiary of the Company, commenced a lawsuit against Nichols in the Circuit Court of Barbour County, West Virginia. The lawsuit, which the plaintiff filed on behalf of her husband’s estate, is based upon a “deliberate intent” claim pursuant to West Virginia Code in connection with the death of her husband who was struck by a falling tree while at work. The plaintiff seeks unspecified damages and other relief. In December 2012, Nichols removed the case to the United States District Court for the Northern District of West Virginia, and in January 2015, Nichols filed a motion for summary judgment with respect to certain of the “deliberate intent” issues in the lawsuit. The District Court has not yet ruled on the motion for summary judgment. Trial is currently scheduled for April 2015. Plaintiff’s expert has estimated economic damages of up to $2.6 million, exclusive of damages for emotional distress. We believe that we have meritorious defenses and intend to vigorously defend ourselves against this lawsuit.

From time to time, we are party to various other claims and legal proceedings. It is the opinion of management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes during the quarter ended January 24, 2015 with respect to the information appearing in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended July 26, 2014.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of January 24, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 24, 2015, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (2) accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In October 2012, a former employee of UtiliQuest, LLC ("UtiliQuest"), a wholly-owned subsidiary of the Company, commenced a lawsuit against UtiliQuest in the Superior Court of California. The lawsuit alleged that UtiliQuest violated the California Labor Code, the California Business & Professions Code and the Labor Code Private Attorneys General Act of 2004 by failing to pay for all hours worked (including overtime) and failing to provide meal breaks and accurate wage statements. The plaintiff sought unspecified damages and other relief on behalf of himself and a putative class of current and former employees of UtiliQuest who worked in the state of California in the four years preceding the filing date of the lawsuit. In July 2014, the plaintiff’s attorney and UtiliQuest entered into a memorandum of understanding pursuant to which the parties agreed to the terms of a proposed settlement of the lawsuit. The Company accrued $0.6 million with respect to the proposed settlement in the fourth quarter of fiscal 2014. On November 12, 2014, the Court entered an order of preliminary approval of the proposed settlement. The Court granted final approval on February 6, 2015.

As disclosed elsewhere in this Quarterly Report on Form 10-Q for the three months ended January 24, 2015, we have filed construction liens with respect to approximately $17.7 million for past due balances from a customer on a rural project funded primarily by the Rural Utilities Service agency of the United States Department of Agriculture under the American Recovery and Reinvestment Act of 2009. In April 2014, R&R Taylor Construction, Inc. ("R&R"), a construction company, filed suit against this customer alleging that the customer failed to pay for construction services and materials. In its lawsuit, the construction company seeks to foreclose on its construction lien and, ultimately, to foreclose on the parcel of land on which the lien was filed. Pauley Construction, Inc. (“Pauley”), one of our wholly-owned subsidiaries, had performed work on this parcel as part of its work on the rural project described above. Pauley has filed a construction lien on the parcel with respect to past due accounts receivable for work performed on this project. In July 2014, R&R amended its lawsuit to include Pauley, alleging that its lien has priority over Pauley’s construction lien. Pauley has filed an answer to this amended complaint in the Montana Eighteenth Judicial District Court, a counterclaim against the construction company and a cross-claim against the customer, alleging that Pauley’s lien is superior to all other liens on such parcel of land. The customer is progressing on a plan that would include payment to vendors having construction liens, including Pauley, if the plan is completed. It is too early to evaluate the likelihood of an outcome to this matter. We intend to vigorously defend ourselves against this lawsuit as part of ongoing efforts to collect the past due amounts from this customer.

In November 2013, the wife of a former employee of Nichols Construction, LLC (“Nichols”), a wholly-owned subsidiary of the Company, commenced a lawsuit against Nichols in the Circuit Court of Barbour County, West Virginia. The lawsuit, which the plaintiff filed on behalf of her husband’s estate, is based upon a “deliberate intent” claim pursuant to West Virginia Code in connection with the death of her husband who was struck by a falling tree while at work. The plaintiff seeks unspecified damages and other relief. In December 2012, Nichols removed the case to the United States District Court for the Northern District of West Virginia, and in January 2015, Nichols filed a motion for summary judgment with respect to certain of the “deliberate intent” issues in the lawsuit. The District Court has not yet ruled on the motion for summary judgment. Trial is currently scheduled for April 2015. Plaintiff’s expert has estimated economic damages of up to $2.6 million, exclusive of damages for emotional distress. We believe that we have meritorious defenses and intend to vigorously defend ourselves against this lawsuit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended January 24, 2015, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company's purchase of its common stock during the three months ended January 24, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 26, 2014 - November 22, 2014	-	-	-	(a)
November 23, 2014 - December 20, 2014	127,604 (b)	$31.51	-	(a)
December 21, 2014 - January 24, 2015	488,768	$35.08	-	(a)

(a) On August 27, 2013, the Board of Directors authorized $40.0 million to repurchase shares of the Company's outstanding common stock over the subsequent eighteen months in open market or private transactions. As of January 24, 2015, approximately $12.9 million remained authorized for repurchases through February 2015. On February 24, 2015, the Company announced that its Board of Directors authorized $40.0 million to repurchase shares of the Company's outstanding common stock through August 24, 2016 in open market or private transactions. The repurchase authorization replaces the Company's previous repurchase authorization described herein. As of February 24, 2015, the full $40.0 million remained available for repurchases.

(b) Shares were withheld to satisfy tax withholding obligations that arose on the vesting of restricted stock units. All shares repurchased have been canceled.

Item 6. Exhibits and Financial Statement Schedules.

Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit Number

4.1 +
Seventh Supplemental Indenture, dated as of January 24, 2015, among Dycom Investments, Inc., Dycom Industries, Inc. and certain subsidiaries of Dycom Industries, Inc., as guarantors, and U.S. Bank National Association, as trustee.

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

101++**
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 24, 2015, formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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

DYCOM INDUSTRIES, INC.
Registrant

Date:	February 26, 2015	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date:	February 26, 2015	/s/ H. Andrew DeFerrari
Name: H. Andrew DeFerrari Title: Senior Vice President and Chief Financial Officer