Form 10-Q
period 2015-04-25
DYCOM INDUSTRIES INC
filed 2015-05-22
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 25, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11770 US Highway 1, Suite 101, Palm Beach Gardens, Florida	33408
(Address of principal executive offices)	(Zip Code)

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

There were 34,083,058 shares of common stock with a par value of $0.33 1/3 outstanding at May 18, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	April 25, 2015	July 26, 2014
	(Dollars in thousands)
ASSETS
Current assets:
Cash and equivalents	$22,542	$20,672
Accounts receivable, net	265,772	272,741
Costs and estimated earnings in excess of billings	247,979	230,569
Inventories	45,205	49,095
Deferred tax assets, net	19,278	19,932
Other current assets	20,112	12,727
Total current assets	620,888	605,736

Property and equipment, net	226,328	205,413
Goodwill	269,465	269,088
Intangible assets, net	110,031	116,116
Other	30,404	16,001
Total non-current assets	636,228	606,618
Total assets	$1,257,116	$1,212,354

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$64,463	$63,318
Current portion of debt	—	10,938
Billings in excess of costs and estimated earnings	14,271	13,882
Accrued insurance claims	38,036	32,260
Other accrued liabilities	78,224	76,134
Total current liabilities	194,994	196,532

Long-term debt (including debt premium of $2.9 million and $3.2 million at April 25, 2015 and July 26, 2014, respectively)	446,692	446,863
Accrued insurance claims	39,487	33,782
Deferred tax liabilities, net non-current	48,815	45,361
Other liabilities	4,942	4,882
Total liabilities	734,930	727,420

COMMITMENTS AND CONTINGENCIES, Note 17

Stockholders' equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 34,076,566 and 33,990,589 issued and outstanding, respectively	11,359	11,330
Additional paid-in capital	119,233	131,819
Accumulated other comprehensive loss	(846)	(158)
Retained earnings	392,440	341,943
Total stockholders' equity	522,186	484,934
Total liabilities and stockholders' equity	$1,257,116	$1,212,354

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	April 25, 2015	April 26, 2014
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$492,363	$426,284

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	388,239	350,352
General and administrative (including stock-based compensation expense of $3.2 million and $2.7 million, respectively)	44,707	39,162
Depreciation and amortization	23,985	22,726
Total	456,931	412,240

Interest expense, net	(6,646)	(6,563)
Other income, net	3,471	5,593
Income before income taxes	32,257	13,074

Provision (benefit) for income taxes:
Current	9,346	7,094
Deferred	2,653	(1,915)
Total provision for income taxes	11,999	5,179

Net income	$20,258	$7,895

Earnings per common share:
Basic earnings per common share	$0.59	$0.23

Diluted earnings per common share	$0.58	$0.23

Shares used in computing earnings per common share:
Basic	34,107,262	33,860,832

Diluted	35,028,956	34,763,035

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Nine Months Ended
	April 25, 2015	April 26, 2014
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$1,443,833	$1,329,522

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	1,147,136	1,087,824
General and administrative (including stock-based compensation expense of $10.8 million and $9.7 million, respectively)	131,218	120,799
Depreciation and amortization	70,179	69,713
Total	1,348,533	1,278,336

Interest expense, net	(20,126)	(20,249)
Other income, net	7,001	8,200
Income before income taxes	82,175	39,137

Provision (benefit) for income taxes:
Current	27,654	16,666
Deferred	4,024	(1,017)
Total provision for income taxes	31,678	15,649

Net income	$50,497	$23,488

Earnings per common share:
Basic earnings per common share	$1.48	$0.70

Diluted earnings per common share	$1.44	$0.68

Shares used in computing earnings per common share:
Basic	34,081,381	33,707,957

Diluted	35,091,644	34,767,400

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
	(Dollars in thousands)
Net income	$20,258	$7,895	$50,497	$23,488
Foreign currency translation gains (losses), net of tax	38	(46)	(688)	(332)
Comprehensive income	$20,296	$7,849	$49,809	$23,156

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	April 25, 2015	April 26, 2014
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$50,497	$23,488
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	70,179	69,713
Bad debt expense, net	308	519
Gain on sale of fixed assets	(6,249)	(7,904)
Deferred income tax provision (benefit)	4,024	(1,017)
Stock-based compensation	10,773	9,721
Amortization of premium on long-term debt	(296)	(275)
Amortization of debt issuance costs and other	1,490	1,428
Excess tax benefit from share-based awards	(5,224)	(2,837)
Change in operating assets and liabilities:
Accounts receivable, net	8,602	18,406
Costs and estimated earnings in excess of billings, net	(17,225)	5,381
Other current assets and inventory	(2,041)	(13,242)
Other assets	(7,511)	(646)
Income taxes receivable/payable	(1,317)	(8,827)
Accounts payable	(1,224)	(5,506)
Accrued liabilities, insurance claims, and other liabilities	18,798	9,089
Net cash provided by operating activities	123,584	97,491

INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	(9,821)	(700)
Capital expenditures	(76,825)	(70,585)
Proceeds from sale of assets	6,764	9,425
Changes in restricted cash	(541)	(305)
Other investing activities	(4,000)	—
Net cash used in investing activities	(84,423)	(62,165)

FINANCING ACTIVITIES:
Proceeds from borrowings on senior credit agreement, including term loan	310,750	337,000
Principal payments on senior credit agreement, including term loan	(321,563)	(375,469)
Debt issuance costs	(3,527)	—
Repurchases of common stock	(30,687)	(9,999)
Exercise of stock options	6,842	14,010
Restricted stock tax withholdings	(4,330)	(3,590)
Excess tax benefit from share-based awards	5,224	2,837
Net cash used in financing activities	(37,291)	(35,211)

Net increase in cash and equivalents	1,870	115

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	20,672	18,607

CASH AND EQUIVALENTS AT END OF PERIOD	$22,542	$18,722

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Continued) (Unaudited)

	For the Nine Months Ended
	April 25, 2015	April 26, 2014
	(Dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$14,241	$14,160
Income taxes	$29,659	$26,106
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$4,160	$4,328

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

Segment Information – The Company operates in one reportable segment as a specialty contractor, providing engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities. The Company's services are provided by its operating segments, each of which consists of a subsidiary (or in limited instances, the combination of two or more subsidiaries). Management of the operating segments report to the Company's Chief Operating Officer who reports to the Chief Executive Officer, the chief operating decision maker. All of the Company's operating segments have been aggregated into one reportable segment due to their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. The Company's operating segments provide services throughout the United States and in Canada. Revenues from services provided in Canada were approximately $2.0 million and $9.8 million during the three and nine months ended April 25, 2015, respectively, and $2.5 million and $7.9 million during the three and nine months ended April 26, 2014, respectively. The Company had no material long-lived assets in Canada at April 25, 2015 or July 26, 2014.

Accounting Period – The Company uses a fiscal year ending on the last Saturday in July. As a result, each fiscal year may be comprised of fifty-two weeks or fifty-three weeks (with an additional week of operations occurring in the fourth quarter).

Significant Accounting Policies & Estimates

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

Restricted Cash – As of April 25, 2015 and July 26, 2014, the Company had approximately $4.5 million and $4.0 million, respectively, in restricted cash which is held as collateral in support of the Company's insurance obligations. Restricted cash is included in other current assets and other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the condensed consolidated statements of cash flows.

Fair Value of Financial Instruments – The Company's financial instruments consist primarily of cash and equivalents, restricted cash, accounts receivables, income taxes receivable and payable, accounts payable and certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the Company's outstanding 7.125% senior subordinated notes due 2021 (the "2021 Notes") which are based on observable market-

based inputs (Level 2) as of April 25, 2015 and July 26, 2014. See Note 10, Debt, for further information regarding the fair value of the 2021 Notes. The Company's cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of April 25, 2015 and July 26, 2014. During the three and nine months ended April 25, 2015 and April 26, 2014 the Company had no material non-recurring fair value measurements of assets or liabilities subsequent to their initial recognition.

Other Assets – Other assets consists of deferred financing costs, long-term deposits, contract acquisition costs and other non-current assets. During the third quarter of fiscal 2015, the Company made an investment of $4.0 million in non-voting senior units of a customer. The investment was made in connection with this customer's restructuring plan and will accrue dividends at a rate of 5.25% per year.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that financial statements are issued. If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that financial statements are issued. Disclosure should include the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and management’s plans that are intended to mitigate those conditions or events. ASU 2014-15 will be effective for the Company beginning in fiscal 2017 and interim reporting periods within that year. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU2015-03"), which requires debt issuance costs to be presented as a direct deduction from the associated debt liability on the balance sheet. ASU 2015-03 will be effective for the Company in fiscal 2017 and interim reporting periods within that year, using the retrospective method. Early adoption is permitted. See Note 10, Debt, for further information regarding the Company’s debt financing.

2. Computation of Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	For the Three Months Ended		For the Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders (numerator)	$20,258	$7,895	$50,497	$23,488

Weighted-average number of common shares (denominator)	34,107,262	33,860,832	34,081,381	33,707,957

Basic earnings per common share	$0.59	$0.23	$1.48	$0.70

Weighted-average number of common shares	34,107,262	33,860,832	34,081,381	33,707,957
Potential common stock arising from stock options, and unvested restricted share units	921,694	902,203	1,010,263	1,059,443
Total shares-diluted (denominator)	35,028,956	34,763,035	35,091,644	34,767,400

Diluted earnings per common share	$0.58	$0.23	$1.44	$0.68

Anti-dilutive weighted shares excluded from the calculation of earnings per common share	158,113	576,257	159,484	570,859

3. Acquisitions

Fiscal 2015 - During the first quarter of fiscal 2015, the Company acquired Hewitt Power & Communications, Inc. ("Hewitt") for $8.0 million, net of cash acquired. Hewitt provides specialty contracting services primarily for telecommunications providers in the Southeastern United States. The preliminary purchase price allocation of Hewitt includes working capital items, property and equipment, and $5.9 million of customer relationship intangible assets. The Company also acquired the assets of two cable installation contractors for an aggregate purchase price of $1.5 million during the second quarter of fiscal 2015.

Fiscal 2014 - During the third quarter of fiscal 2014, the Company acquired a telecommunications specialty construction contractor in Canada for $0.7 million. The Company also acquired Watts Brothers Cable Construction, Inc. ("Watts Brothers") for $16.4 million during the fourth quarter of fiscal 2014. Watts Brothers provides specialty contracting services primarily for telecommunications providers in the Midwest and Southeastern United States. The purchase price allocation included $2.6 million of working capital items, $3.7 million of property and equipment, $8.5 million of customer relationship intangible assets and $1.6 million of goodwill.

The results of these acquisitions are included in the consolidated financial statements from their respective closing dates. None of these acquisitions were considered material, individually or in the aggregate, to the Company's condensed consolidated financial statements. As a result, no pro forma information has been provided.

Purchase price allocations of businesses acquired during fiscal 2015 are preliminary and will be completed during fiscal 2015 when the valuations are finalized for intangible assets and other amounts.

4. Accounts Receivable

Accounts receivable consisted of the following:

	April 25, 2015	July 26, 2014
	(Dollars in thousands)
Contract billings	$246,876	$258,254
Retainage and other receivables	19,894	15,323
Total	266,770	273,577
Less: allowance for doubtful accounts	(998)	(836)
Accounts receivable, net	$265,772	$272,741

The Company grants credit under normal payment terms, generally without collateral, to its customers. The Company expects to collect the outstanding balance of accounts receivable, net, including retainage and amounts on which it has filed construction liens, within the next twelve months. The increase in retainage during fiscal 2015 is the result of higher levels of work performed under contracts containing standard retainage provisions. Except as described below, there were no material accounts receivable amounts representing claims or other similar items subject to uncertainty as of April 25, 2015 or July 26, 2014.

In April 2014, Pauley Construction, Inc. ("Pauley"), a wholly-owned subsidiary of the Company, halted work and filed construction liens with respect to approximately $17.7 million of past due balances from a customer on a rural project. The project was being funded primarily by the Rural Utilities Service agency of the United States Department of Agriculture (the "RUS") under the American Recovery and Reinvestment Act of 2009. During the third quarter of fiscal 2015, the Company made an investment of $4.0 million in non-voting senior units of the customer in connection with the customer's restructuring plan with the RUS. In addition, the Company collected approximately $7.1 million of past due balances and re-started work on the project during the third quarter of fiscal 2015. As of April 25, 2015, the Company's accounts receivable includes approximately $13.1 million of past due balances from the customer. During May 2015, approximately $5.8 million of the past due balances was subsequently collected. The Company expects to collect the remaining accounts receivable balances from the customer within the next twelve months. A significant portion of the outstanding balance is secured by construction liens. In the event the customer does not pay the balances owed, the Company may enforce its liens rights or take other actions necessary for collection. Amounts realized from these actions would depend on the fair value of the assets as well as the amount owed to, and priority of, other creditors at the time of resolution. See Note 17, Commitments and Contingencies, for further information regarding the construction liens and related litigation.

The Company maintains an allowance for doubtful accounts for estimated losses on uncollected balances. During the three and nine months ended April 25, 2015 and April 26, 2014, write-offs to the allowance for doubtful accounts, net of recoveries, were not material.

5. Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings ("CIEB") includes revenue for services from contracts based both on the units-of-delivery and the cost-to-cost measures of the percentage of completion method. Amounts consisted of the following:

	April 25, 2015	July 26, 2014
	(Dollars in thousands)
Costs incurred on contracts in progress	$228,683	$234,766
Estimated to date earnings	65,324	57,335
Total costs and estimated earnings	294,007	292,101
Less: billings to date	(60,299)	(75,414)
	$233,708	$216,687
Included in the accompanying condensed consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$247,979	$230,569
Billings in excess of costs and estimated earnings	(14,271)	(13,882)
	$233,708	$216,687

As of April 25, 2015, the Company expects that substantially all of its CIEB will be billed to customers and collected in the normal course of business within the next twelve months. Additionally, there were no material CIEB amounts representing claims or other similar items subject to uncertainty as of April 25, 2015 or July 26, 2014.

6. Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Lives	April 25, 2015	July 26, 2014
	(Years)	(Dollars in thousands)
Land	—	$3,408	$3,408
Buildings	10-35	11,655	11,589
Leasehold improvements	1-10	6,950	5,335
Vehicles	1-5	308,887	279,631
Computer hardware and software	3-10	84,235	73,349
Office furniture and equipment	2-7	8,244	7,790
Equipment and machinery	1-10	191,323	177,608
Total		614,702	558,710
Less: accumulated depreciation		(388,374)	(353,297)
Property and equipment, net		$226,328	$205,413

Depreciation expense was $19.8 million and $18.6 million for the three months ended April 25, 2015 and April 26, 2014, respectively, and $57.8 million and $55.7 million for the nine months ended April 25, 2015 and April 26, 2014, respectively.

7. Goodwill and Intangible Assets

Goodwill

The Company's goodwill balance was $269.5 million and $269.1 million as of April 25, 2015 and July 26, 2014, respectively. The increase in goodwill during fiscal 2015 is the result of preliminary purchase price allocations and final working capital adjustments associated with businesses acquired in fiscal 2014. Changes in the carrying amount of goodwill for fiscal 2015 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
	(Dollars in thousands)
Balance as of July 26, 2014	$464,855	$(195,767)	$269,088
Purchase price allocation adjustments	377	—	377
Balance as of April 25, 2015	$465,232	$(195,767)	$269,465

The Company's goodwill and other indefinite-lived intangible assets are assessed annually for impairment as of the first day of the fourth fiscal quarter of each year, or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. The Company's goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors resulting from the cyclical nature of the Company's business, the high level of competition existing within the Company's industry, the concentration of the Company's revenues from a limited number of customers, and the level of overall economic activity, including in particular construction and housing activity. During times of slowing economic conditions, the Company's customers may reduce capital expenditures and defer or cancel pending projects. Individual reporting units may be more impacted by these factors than the Company as a whole. As a result, the performance of the Company's reporting units could decline, resulting in an impairment of goodwill or intangible assets.

As a result of the fiscal 2014 annual impairment analysis, the Company concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit. During fiscal 2014, qualitative assessments were performed by the Company as the primary assessment method on reporting units comprising less than 20% of its consolidated goodwill balance. The qualitative assessments indicated that it was more likely than not that fair value exceeded carrying value for those reporting units. For the remaining reporting units, the Company performed the first step of the quantitative analysis described in

ASC Topic 350, Intangibles-Goodwill and Other. The key valuation assumptions used in determining the fair value estimates of the Company's reporting units were (a) a discount rate of 11.5% based on the Company's best estimate of the weighted average cost of capital adjusted for risks associated with the reporting units; (b) terminal value based on terminal growth rates ranging from 1.5% to 3.0%; and (c) seven expected years of cash flow before the terminal value for each annual test.

In the fiscal 2014 impairment analysis, the fair value for three of the reporting units acquired in fiscal 2013 exceeded their carrying value by less than 25% each. The goodwill balances for these reporting units were $10.6 million, $4.8 million and $3.6 million. Recent operating performance, along with assumptions for specific customer and industry opportunities, were considered in the key assumptions used during the fiscal 2014 impairment analysis. Management has determined that the goodwill balance of these reporting units may have an increased likelihood of impairment if the long-term outlook for their cash flows were adversely impacted by a prolonged downturn in customer demand or if the reporting units were not able to execute against customer opportunities. Furthermore, changes in the long-term outlook may result in changes to other valuation assumptions. Factors monitored by management which could result in a change to the reporting units' estimates include the outcome of customer requests for proposals and subsequent awards, strategies of competitors, labor market conditions and levels of overall economic activity, including construction and housing activity. As of April 25, 2015, the Company believes the goodwill is recoverable for all of the reporting units; however, there can be no assurances that goodwill will not be impaired in future periods.

Intangible Assets

The Company's intangible assets consisted of the following:

	April 25, 2015	July 26, 2014
	(Dollars in thousands)
Carrying amount:
Customer relationships	$179,859	$173,594
Contract backlog	8,076	15,285
Trade names	8,200	8,200
UtiliQuest trade name	4,700	4,700
Non-compete agreements	400	400
	201,235	202,179
Accumulated amortization:
Customer relationships	79,531	69,048
Contract backlog	7,121	13,490
Trade names	4,328	3,361
Non-compete agreements	224	164
	91,204	86,063
Net Intangible Assets	$110,031	$116,116

During fiscal 2015, the carrying amount of customer relationship intangible assets increased $5.9 million as a result of the preliminary purchase price allocation for Hewitt and $0.4 million as a result of the preliminary purchase price allocation for businesses acquired during the second quarter of fiscal 2015. The carrying amount of contract backlog and the associated accumulated amortization decreased $7.2 million during fiscal 2015 as the intangible assets became fully amortized. This decrease did not impact the net carrying value of intangible assets as of April 25, 2015.

Amortization of the Company's customer relationships and contract backlog intangible assets is recognized on an accelerated basis as a function of the expected economic benefit. Amortization for the Company's other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life of the intangible asset. Amortization expense for finite-lived intangible assets was $4.1 million for each of the three months ended April 25, 2015 and April 26, 2014, and $12.4 million and $14.1 million for the nine months ended April 25, 2015 and April 26, 2014, respectively.

Estimated total amortization expense for existing intangible assets for the remainder of fiscal 2015 and each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Period	Amount
Three months ending July 25, 2015	$4,147
2016	15,918
2017	14,403
2018	12,212
2019	9,792
2020	8,855
Thereafter	40,004
Total	$105,331

As of April 25, 2015, the Company believes that the carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

8. Accrued Insurance Claims

Within its insurance program the Company retains the risk of loss, up to certain limits, for claims relating to automobile liability, general liability, workers’ compensation, employee group health, and damages relating to underground facility locating services. With respect to losses occurring in fiscal 2015, the Company retains the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability and workers’ compensation. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in two states in which the Company participates in a state-sponsored insurance fund. Aggregate stop-loss coverage for automobile liability, general liability and workers’ compensation claims within 2015 is $59.5 million.

The Company is party to a stop-loss agreement for losses under its employee group health plan. The Company retains the risk of loss, on an annual basis, of the first $250,000 of claims per participant. In addition, the Company retains the risk of loss for the first $550,000 of claim amounts that aggregate across all participants having claims that exceed $250,000.

The liability for total accrued insurance claims and related processing costs was $77.5 million and $66.0 million at April 25, 2015 and July 26, 2014, respectively, of which, $39.5 million and $33.8 million, respectively, is reflected in non-current liabilities in the condensed consolidated financial statements.

9. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	April 25, 2015	July 26, 2014
	(Dollars in thousands)
Accrued payroll and related taxes	$16,974	$18,429
Accrued employee benefit and incentive plan costs	21,060	17,677
Accrued construction costs	21,175	20,689
Accrued interest and related bank fees	5,591	872
Other current liabilities	13,424	18,467
Total other accrued liabilities	$78,224	$76,134

Other current liabilities within the above table includes income taxes payable of $5.2 million as of July 26, 2014.

10. Debt

The Company’s outstanding indebtedness consisted of the following:

	April 25, 2015	July 26, 2014
	(Dollars in thousands)
Credit Agreement - Revolving facility (matures April 2020)	$16,250	$63,000
Credit Agreement - Term Loan (matures April 2020)	150,000	114,063
7.125% senior subordinated notes due 2021	277,500	277,500
Long-term debt premium on 7.125% senior subordinated notes (amortizes to interest expense through January 2021)	2,942	3,238
	446,692	457,801
Less: current portion	—	(10,938)
Long-term debt	$446,692	$446,863

Senior Subordinated Notes Due 2021

As of April 25, 2015 and July 26, 2014, Dycom Investments, Inc., (the "Issuer"), a wholly-owned subsidiary of the Company, had outstanding an aggregate principal amount of $277.5 million of 7.125% senior subordinated notes due 2021 that were issued under an indenture dated January 21, 2011 (the "Indenture"). In addition, the 2021 Notes had a debt premium of $2.9 million and $3.2 million as of April 25, 2015 and July 26, 2014, respectively.

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

The Company determined that the fair value of the 2021 Notes as of April 25, 2015 was approximately $289.6 million based on quoted market prices, compared to a $280.4 million carrying value (including the debt premium of $2.9 million). As of July 26, 2014, the fair value of the 2021 Notes was $297.6 million compared to a carrying value of $280.7 million (including the debt premium of $3.2 million).

Senior Credit Agreement

On April 24, 2015, Dycom Industries, Inc. and certain of its subsidiaries amended its existing credit agreement dated as of December 3, 2012 (as so amended by the "Amendment," the "Credit Agreement"), with various lenders named therein. The Amendment extends the maturity date of the credit agreement to April 24, 2020 and, among other things, increases the maximum revolver commitment from $275 million to $450 million and increases the term loan facility to $150 million. The Amendment also increases the sublimit for the issuance of letters of credit from $150 million to $200 million. Subject to certain conditions, the Amendment provides the Company the ability to enter into one or more incremental facilities, up to the greater of (i) $150 million and (ii) an amount such that, after giving effect to such incremental facility on a pro forma basis (assuming that the amount of the incremental commitments is fully drawn and funded), the consolidated senior secured leverage ratio does not exceed 2.25 to 1.00. The incremental facilities can be in the form of revolving commitments under the credit agreement and/or in the form of term loans. The payments under the Credit Agreement are guaranteed by substantially all of the Company's subsidiaries and secured by the stock of each wholly-owned, domestic subsidiary (subject to specified exceptions).

Borrowings under the Credit Agreement (other than Swingline Loans (as defined in the Credit Agreement)) will bear interest at a rate equal to either (a) the Eurodollar rate (based on LIBOR) plus an applicable margin, or (b) the administrative agent’s base rate, described in the Credit Agreement as the highest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Rate plus 0.50%, and (iii) the Eurodollar rate plus 1.00%, plus an applicable margin. In each case, the applicable margin is based upon the Company's consolidated leverage ratio. In addition, the Company will pay a fee for unused revolver balances based upon the Company's consolidated leverage ratio. As of April 25, 2015, borrowings under the Credit Agreement were eligible for an applicable margin of 1.75% for borrowings based on the Eurodollar rate and 0.75% for borrowings based on the administrative agent's base rate. As of July 26, 2014, and up until the date of the amendment, borrowings under the credit agreement were at an applicable margin of 2.00% for borrowings based on the Eurodollar rate and 1.00% for borrowings based on the administrative agent's base rate. Swingline loans, if any, will bear interest at a rate equal to the administrative agent’s base rate plus an applicable margin based upon the Company's consolidated leverage ratio.

The Amendment also amends the financial covenant which requires the Company to maintain a consolidated leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter. In addition, the Amendment provides for certain increases to this ratio in connection with permitted acquisitions on the terms and conditions specified in the Credit Agreement.

The Company incurs fees under the Credit Agreement for the unutilized commitments at rates that range from 0.25% to 0.40% per annum, fees for outstanding standby letters of credit at rates that range from 1.25% to 2.00% per annum and fees for outstanding commercial letters of credit at rates that range from 0.625% to 1.000% per annum, in each case based on the Company's consolidated leverage ratio.

The Company had $150.0 million and $114.1 million of outstanding principal amount under the term loan as of April 25, 2015 and July 26, 2014, respectively, which accrued interest at 1.93% per annum and 2.15% per annum, as of April 25, 2015 and July 26, 2014, respectively. Additionally, outstanding revolver borrowings were $16.3 million and $63.0 million as of April 25, 2015 and July 26, 2014, respectively. Revolver borrowings were comprised of borrowings at the applicable Eurodollar rate or the base rate and accrued interest at a weighted average rate of approximately 3.20% per annum and 2.55% per annum as of April 25, 2015 and July 26, 2014, respectively.

Standby letters of credit of approximately $54.4 million and $49.4 million, issued as part of the Company's insurance program, were outstanding under the Credit Agreement as of April 25, 2015 and July 26, 2014, respectively. Interest on outstanding standby letters of credit accrued at 1.75% and 2.00% per annum at April 25, 2015 and July 26, 2014, respectively. The unused facility fee was 0.35% of unutilized commitments at both April 25, 2015 and July 26, 2014.

At April 25, 2015 and July 26, 2014, the Company was in compliance with the financial covenants of the Credit Agreement and had additional borrowing availability of $379.3 million and $162.6 million, respectively, as determined by the most restrictive covenants of the Credit Agreement.

11. Income Taxes

The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company’s effective income tax rate differs from the statutory rate for the tax jurisdictions where it operates primarily as the result of the impact of non-deductible and non-taxable items and tax credits recognized in relation to pre-tax results. Measurement of certain aspects of the Company’s tax positions are based on the applicable statutes, federal and state case law, and the Company's interpretations of tax regulations.

The Company is subject to federal income taxes in the United States, the income taxes of multiple state jurisdictions and in Canada. There were immaterial amounts of pre-tax income related to Canadian operations for the three and nine months ended April 25, 2015 and April 26, 2014. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian income tax examinations for fiscal years ended 2010 and prior. The Company believes its provision for income taxes is adequate; however, any assessment would affect the Company’s results of operations and cash flows. Income tax receivables totaling $3.2 million and $2.2 million are included in other current assets as of April 25, 2015 and July 26, 2014. Income tax payables totaling $5.2 million are included in other accrued liabilities as of July 26, 2014.

As of both April 25, 2015 and July 26, 2014, the Company had total unrecognized tax benefits of $2.4 million resulting from uncertain tax positions. The Company’s effective tax rate will be reduced during future periods if it is determined that these tax benefits are realizable. The Company had approximately $0.9 million and $0.8 million for the payment of interest and penalties accrued at April 25, 2015 and July 26, 2014, respectively. Interest expense related to unrecognized tax benefits was immaterial during the three and nine months ended April 25, 2015 and April 26, 2014.

12. Other Income, Net

The components of other income, net, were as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
	(Dollars in thousands)
Gain on sale of fixed assets	$3,067	$5,469	$6,249	$7,904
Miscellaneous income, net	404	124	752	296
Total other income, net	$3,471	$5,593	$7,001	$8,200

13. Capital Stock

During the nine months ended April 25, 2015, the Company repurchased 763,768 shares of its common stock in open market transactions for approximately $30.7 million, an average price of $40.18 per share, under authorized share repurchase programs. During fiscal 2014, the Company repurchased 360,900 shares of its common stock in open market transactions for approximately $10.0 million, an average price of $27.71 per share, under authorized share repurchase programs. All shares repurchased have been subsequently canceled. As of April 25, 2015, approximately $26.5 million of the $40.0 million authorized on February 24, 2015 remained available for repurchases through August 2016.

During the nine months ended April 25, 2015 and April 26, 2014, the Company withheld shares to meet the payroll tax withholdings obligations that arose on the vesting of restricted units. Approximately 138,535 shares and 130,195 shares, totaling $4.3 million and $3.6 million, respectively, were withheld during the nine months ended April 25, 2015 and April 26, 2014, respectively. All shares withheld have been canceled. Shares withheld for tax withholdings do not reduce the Company’s total share repurchase authority.

14. Stock-Based Awards

The Company has certain stock-based compensation plans which provide for the grants of stock-based awards, including stock options, restricted shares, performance shares, restricted share units, performance share units, and stock appreciation rights.

Compensation expense for stock-based awards is based on fair value at the measurement date and fluctuates over time as a result of the Company's performance, as measured by the criteria set forth in the performance-based awards, as well as the vesting period of all stock-based awards. The expense is included in general and administrative expenses in the condensed consolidated statements of operations and the amount of expense ultimately recognized is based on the number of awards that actually vest. For performance share units ("Performance RSUs"), the Company evaluates compensation expense quarterly and recognizes expense for performance-based awards only if management determines it is probable that performance criteria for the awards will be met. Accordingly, the amount of compensation expense recognized during any fiscal year may not be representative of future stock-based compensation expense.

Stock-based compensation expense and the related tax benefit recognized related to stock options and restricted share units during the three and nine months ended April 25, 2015 and April 26, 2014 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
	(Dollars in thousands)
Stock-based compensation	$3,219	$2,671	$10,773	$9,721
Tax benefit recognized in the statement of operations	$1,248	$1,071	$4,221	$3,736

As of April 25, 2015, unrecognized compensation expense related to stock options, time-based restricted share units ("RSUs") and target Performance RSUs (based on the Company's estimate of performance goal achievement) was $3.5 million, $6.9 million, and $15.5 million, respectively. This expense will be recognized over a weighted-average period of 2.7 years, 2.5 years and 1.6 years, respectively, which is based on the average remaining service periods of the awards. As of April 25, 2015, the Company may recognize an additional $5.3 million in compensation expense related to Performance RSUs if the maximum amount of restricted share units are earned based on certain performance goals being met.

Stock Options

The following table summarizes stock option award activity during the nine months ended April 25, 2015:

	Stock Options
	Shares	Weighted Average Exercise Price

Outstanding as of July 26, 2014	2,044,893	$18.68
Granted	90,686	$31.46
Options exercised	(536,538)	$12.75
Forfeited or canceled	(484,126)	$34.48
Outstanding as of April 25, 2015	1,114,915	$15.72

Exercisable options as of April 25, 2015	856,647	$12.77

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU activity during the nine months ended April 25, 2015:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price

Outstanding as of July 26, 2014	398,931	$20.61	1,190,184	$21.73
Granted	100,360	$31.15	416,987	$31.03
Share units vested	(134,764)	$19.55	(317,908)	$21.59
Forfeited or canceled	(13,781)	$19.27	(333,977)	$19.98
Outstanding as of April 25, 2015	350,746	$24.09	955,286	$26.45

The granted Performance RSUs in the above table is comprised of 357,331 target shares, granted to officers and employees, and 59,656 supplemental shares granted to officers. During fiscal 2015, the Company canceled 312,163 Performance RSUs outstanding as of July 26, 2014, including 48,313 target shares and 263,850 supplemental shares, as a result of the fiscal 2014 performance criteria not being fully met. The total amount of Performance RSUs outstanding as of April 25, 2015 is comprised of 725,438 target shares and 229,848 supplemental shares.

15. Related Party Transactions

The Company leases certain administrative offices and equipment from entities related to officers of the Company’s subsidiaries. Additionally, the Company pays for certain subcontracting services and materials to entities related to officers of the Company’s subsidiaries. Expenses under these arrangements for the three and nine months ended April 25, 2015 and April 26, 2014 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
	(Dollars in thousands)
Real property and equipment leases	$648	$562	$1,952	$1,731
Subcontractors and materials expense	$792	$366	$1,981	$994

The Company believes that all related party transactions have been conducted on an arms-length basis and the terms are similar to those that would be available from third parties.

16. Concentration of Credit Risk

The Company’s customer base is highly concentrated, with its top five customers in each period accounting for approximately 60.1% and 58.5% of its total revenues during the nine months ended April 25, 2015 and April 26, 2014, respectively. Customers whose revenues exceeded 10% of total revenue during the three or nine months ended April 25, 2015 or April 26, 2014 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
AT&T Inc.	21.3%	20.8%	21.5%	18.9%
CenturyLink, Inc.	13.9%	12.8%	13.7%	14.3%
Comcast Corporation	13.3%	12.1%	13.0%	11.5%

Customers representing 10% or more of combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings, net ("CIEB, net") as of April 25, 2015 or July 26, 2014 had the following outstanding balances and the related percentage of the Company’s total outstanding balances:

	April 25, 2015		July 26, 2014
	Amount	% of Total	Amount	% of Total
		(Dollars in millions)
AT&T Inc.	$103.5	20.7%	$87.6	17.9%
CenturyLink, Inc.	$56.2	11.2%	$48.2	9.8%
Comcast Corporation	$55.5	11.1%	$48.9	9.9%

In addition, another customer represented $51.0 million, or 10.2%, of combined amounts of trade accounts receivable and CIEB, net as of April 25, 2015 and $20.5 million, or 4.7%, as of July 26, 2014.

17. Commitments and Contingencies

Pauley Construction, Inc. ("Pauley"), a wholly-owned subsidiary of the Company, filed construction liens on several parcels of land with respect to past due balances from a customer on a rural project funded primarily by the RUS (See Note 4, Accounts Receivable). In April 2014, R&R Taylor Construction, Inc. ("R&R") filed suit against this customer in the Montana Eighteenth Judicial District Court alleging that the customer failed to pay for construction services and materials. In its lawsuit, R&R seeks to foreclose on its construction lien and, ultimately, to foreclose on the parcel of land on which the lien was filed. In July 2014, R&R amended its lawsuit to include Pauley, alleging that its lien on this parcel has priority over Pauley's lien on the parcel. Pauley has filed an answer to this amended complaint, a counterclaim against R&R and a cross-claim against the customer, alleging that Pauley's lien is superior to all other liens on such parcel of land. It is too early to evaluate the likelihood of an outcome to this matter. The Company intends to vigorously defend itself against this lawsuit as part of ongoing efforts to collect amounts due from this customer.

In November 2013, the wife of a former employee of Nichols Construction, LLC (“Nichols”), a wholly-owned subsidiary of the Company, commenced a lawsuit against Nichols in the Circuit Court of Barbour County, West Virginia. The lawsuit, which the plaintiff filed on behalf of her husband’s estate, is based upon a “deliberate intent” claim pursuant to West Virginia Code in connection with the death of her husband who was struck by a falling tree while at work. The plaintiff seeks unspecified damages and other relief. In December 2012, Nichols removed the case to the United States District Court for the Northern District of West Virginia, and in January 2015, Nichols filed a motion for summary judgment with respect to certain of the “deliberate intent” issues in the lawsuit. The District Court has not ruled on the motion for summary judgment. Trial is currently scheduled for June 2015. Plaintiff’s expert has estimated economic damages of up to $2.6 million, exclusive of damages for emotional distress. The Company believes that it has meritorious defenses and intends to vigorously defend itself against this lawsuit.

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

Commitments

Performance Bonds and Guarantees - The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of April 25, 2015 and July 26, 2014, the Company had $308.7 million and $446.8 million of outstanding performance and other surety contract bonds, respectively. There has been no material impact on the Company's financial statements as a result of customers exercising their rights under the bonds.

The Company has periodically guaranteed certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit - The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize the Company’s obligations to its insurance carriers in connection with the settlement of potential claims. As of April 25, 2015 and July 26, 2014, the Company had $54.4 million and $49.4 million, respectively, of outstanding standby letters of credit issued under the Credit Agreement.

Multi-Employer Benefit Plans - The Company contributes to several multi-employer defined benefit pension plans under the terms of collective bargaining agreements that cover certain employees represented by unions. The Company has not incurred withdrawal liabilities related to any plan as of April 25, 2015 or July 26, 2014.

18. Supplemental Consolidating Financial Statements

On April 25, 2015 and July 26, 2014, Dycom Investments, Inc. (the "Issuer") had outstanding an aggregate principal amount of $277.5 million of 2021 Notes. The 2021 Notes are guaranteed by Dycom Industries, Inc. (the "Parent") and substantially all of the Company's subsidiaries. Each guarantor and non-guarantor subsidiary is 100% owned, directly or indirectly, by the Issuer and the Parent. The 2021 Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and Parent. The Indenture contains certain release provisions for the guarantor subsidiaries and the Parent. With respect to the guarantor subsidiaries, these provisions include release upon (i) the sale or other disposition of all or substantially all of the assets of a guarantor or a sale or other disposition of all of the capital stock of a guarantor, in each case, to a person that is not the Issuer, the Parent or a restricted subsidiary of the Parent, (ii) the designation of a restricted subsidiary that is a guarantor as an unrestricted subsidiary, (iii) the legal defeasance, covenant defeasance or satisfaction and discharge of the Indenture, and (iv) the release of a guarantor of its guarantee of any credit facility. The Parent may not be released from its guarantee under any circumstances, except in the event of legal or covenant defeasance of the 2021 Notes or of satisfaction and discharge of the Indenture or pursuant to a provision of the Indenture which limits the Parent’s liability under its guarantee in order to prevent a fraudulent conveyance. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Issuer or Parent, within the meaning of Rule 3-10 of Regulation S-X.

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

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) April 25, 2015

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and equivalents	$—	$—	$21,279	$1,263	$—	$22,542
Accounts receivable, net	—	—	264,290	1,482	—	265,772
Costs and estimated earnings in excess of billings	—	—	246,539	1,440	—	247,979
Inventories	—	—	45,205	—	—	45,205
Deferred tax assets, net	3,191	—	16,161	76	(150)	19,278
Other current assets	11,673	36	7,716	687	—	20,112
Total current assets	14,864	36	601,190	4,948	(150)	620,888

Property and equipment, net	20,272	—	186,187	19,869	—	226,328
Goodwill	—	—	269,465	—	—	269,465
Intangible assets, net	—	—	109,492	539	—	110,031
Deferred tax assets, net non-current	375	52	3,556	333	(4,316)	—
Investment in subsidiaries	860,114	2,003,652	1,660	—	(2,865,426)	—
Intercompany receivables	—	—	1,082,143	—	(1,082,143)	—
Other	18,229	5,118	2,960	4,097	—	30,404
Total non-current assets	898,990	2,008,822	1,655,463	24,838	(3,951,885)	636,228
Total assets	$913,854	$2,008,858	$2,256,653	$29,786	$(3,952,035)	$1,257,116

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,494	$—	$61,803	$1,166	$—	$64,463
Current portion of debt	—	—	—	—	—	—
Billings in excess of costs and estimated earnings	—	—	14,271	—	—	14,271
Accrued insurance claims	166	—	37,827	43	—	38,036
Deferred tax liabilities	—	80	14	56	(150)	—
Other accrued liabilities	10,959	5,458	60,911	896	—	78,224
Total current liabilities	12,619	5,538	174,826	2,161	(150)	194,994

Long-term debt	166,250	280,442	—	—	—	446,692
Accrued insurance claims	56	—	39,402	29	—	39,487
Deferred tax liabilities, net non-current	—	485	51,128	1,518	(4,316)	48,815
Intercompany payables	209,597	862,279	—	10,267	(1,082,143)	—
Other liabilities	3,146	—	1,792	4	—	4,942
Total liabilities	391,668	1,148,744	267,148	13,979	(1,086,609)	734,930
Total stockholders' equity	522,186	860,114	1,989,505	15,807	(2,865,426)	522,186
Total liabilities and stockholders' equity	$913,854	$2,008,858	$2,256,653	$29,786	$(3,952,035)	$1,257,116

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET JULY 26, 2014

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
Current Assets:
Cash and equivalents	$—	$—	$19,739	$933	$—	$20,672
Accounts receivable, net	—	—	269,760	2,981	—	272,741
Costs and estimated earnings in excess of billings	—	—	228,541	2,028	—	230,569
Inventories	—	—	49,095	—	—	49,095
Deferred tax assets, net	3,822	—	16,193	87	(170)	19,932
Other current assets	4,956	16	7,237	518	—	12,727
Total current assets	8,778	16	590,565	6,547	(170)	605,736

Property and equipment, net	18,108	—	171,158	16,147	—	205,413
Goodwill	—	—	269,088	—	—	269,088
Intangible assets, net	—	—	115,483	633	—	116,116
Deferred tax assets, net non-current	182	—	3,884	15	(4,081)	—
Investment in subsidiaries	809,617	1,540,338	1,621	—	(2,351,576)	—
Intercompany receivables	—	—	628,443	—	(628,443)	—
Other	7,748	5,636	2,466	151	—	16,001
Total non-current assets	835,655	1,545,974	1,192,143	16,946	(2,984,100)	606,618
Total assets	$844,433	$1,545,990	$1,782,708	$23,493	$(2,984,270)	$1,212,354

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,083	$—	$58,970	$1,265	$—	$63,318
Current portion of debt	10,938	—	—	—	—	10,938
Billings in excess of costs and estimated earnings	—	—	13,882	—	—	13,882
Accrued insurance claims	612	—	31,599	49	—	32,260
Deferred tax liabilities	—	80	66	24	(170)	—
Other accrued liabilities	12,668	566	61,284	1,616	—	76,134
Total current liabilities	27,301	646	165,801	2,954	(170)	196,532

Long-term debt	166,125	280,738	—	—	—	446,863
Accrued insurance claims	778	—	32,959	45	—	33,782
Deferred tax liabilities, net non-current	—	432	48,593	417	(4,081)	45,361
Intercompany payables	162,127	454,557	—	11,759	(628,443)	—
Other liabilities	3,168	—	1,711	3	—	4,882
Total liabilities	359,499	736,373	249,064	15,178	(632,694)	727,420
Total stockholders' equity	484,934	809,617	1,533,644	8,315	(2,351,576)	484,934
Total liabilities and stockholders' equity	$844,433	$1,545,990	$1,782,708	$23,493	$(2,984,270)	$1,212,354

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED April 25, 2015 (Dollars in thousands)

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Dycom Consolidated
Contract revenues	$—	$—	$490,351	$2,012	$—	$492,363
Costs of earned revenues, excluding depreciation and amortization	—	—	386,689	1,550	—	388,239
General and administrative	13,249	131	28,552	2,775	—	44,707
Depreciation and amortization	1,410	—	21,344	1,231	—	23,985
Intercompany charges (income), net	(16,294)	—	16,877	(583)	—	—
Interest expense, net	(1,635)	(5,002)	(9)	—	—	(6,646)
Other income, net	—	—	3,438	33	—	3,471
Income (loss) before income taxes and equity in earnings (losses) of subsidiaries	—	(5,133)	40,318	(2,928)	—	32,257
Provision (benefit) for income taxes:	—	(1,889)	14,965	(1,077)	—	11,999
Net income (loss) before equity in earnings of subsidiaries	—	(3,244)	25,353	(1,851)	—	20,258
Equity in earnings (losses) of subsidiaries	20,258	23,502	(10)	—	(43,750)	—
Net income (loss)	$20,258	$20,258	$25,343	$(1,851)	$(43,750)	$20,258
Foreign currency translation gains, net of tax	38	38	—	38	(76)	38
Comprehensive income (loss)	$20,296	$20,296	$25,343	$(1,813)	$(43,826)	$20,296

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED APRIL 26, 2014 (Dollars in thousands)

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Dycom Consolidated
Contract revenues	$—	$—	$423,853	$2,431	$—	$426,284
Costs of earned revenues, excluding depreciation and amortization	—	—	348,602	1,750	—	350,352
General and administrative	9,878	211	26,308	2,765	—	39,162
Depreciation and amortization	1,164	—	20,506	1,056	—	22,726
Intercompany charges (income), net	(12,608)	—	12,669	(61)	—	—
Interest expense, net	(1,566)	(4,997)	—	—	—	(6,563)
Other income, net	—	—	5,554	39	—	5,593
Income (loss) before income taxes and equity in earnings of subsidiaries	—	(5,208)	21,322	(3,040)	—	13,074
Provision (benefit) for income taxes	—	(2,063)	8,447	(1,205)	—	5,179
Net income (loss) before equity in earnings of subsidiaries	—	(3,145)	12,875	(1,835)	—	7,895
Equity in earnings of subsidiaries	7,895	11,040	70	—	(19,005)	—
Net income (loss)	$7,895	$7,895	$12,945	$(1,835)	$(19,005)	$7,895
Foreign currency translation losses, net of tax	(46)	(46)	—	(46)	92	(46)
Comprehensive income (loss)	$7,849	$7,849	$12,945	$(1,881)	$(18,913)	$7,849

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE NINE MONTHS ENDED APRIL 25, 2015 (Dollars in thousands)

	Parent	Issuer	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Dycom Consolidated
Contract revenues	$—	$—	$1,434,010	$9,823	$—	$1,443,833
Costs of earned revenues, excluding depreciation and amortization	—	—	1,139,962	7,174	—	1,147,136
General and administrative	38,056	371	83,222	9,569	—	131,218
Depreciation and amortization	3,953	—	62,715	3,511	—	70,179
Intercompany charges (income), net	(47,124)	—	48,799	(1,675)	—	—
Interest expense, net	(5,115)	(15,001)	(10)	—	—	(20,126)
Other income (expense), net	—	—	7,132	(131)	—	7,001
Income (loss) before income taxes and equity in earnings of subsidiaries	—	(15,372)	106,434	(8,887)	—	82,175
Provision (benefit) for income taxes:	—	(5,926)	41,030	(3,426)	—	31,678
Net income (loss) before equity in earnings (loss) of subsidiaries	—	(9,446)	65,404	(5,461)	—	50,497
Equity in earnings (loss) of subsidiaries	50,497	59,943	(261)	—	(110,179)	—
Net income (loss)	$50,497	$50,497	$65,143	$(5,461)	$(110,179)	$50,497
Foreign currency translation losses, net of tax	(688)	(688)	—	(688)	1,376	(688)
Comprehensive income (loss)	$49,809	$49,809	$65,143	$(6,149)	$(108,803)	$49,809

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) FOR THE NINE MONTHS ENDED APRIL 26, 2014 (Dollars in thousands)

	Parent	Issuer	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Dycom Consolidated
Contract revenues	$—	$—	$1,321,684	$7,838	$—	$1,329,522
Costs of earned revenues, excluding depreciation and amortization	—	—	1,081,975	5,849	—	1,087,824
General and administrative	31,398	651	80,574	8,176	—	120,799
Depreciation and amortization	3,058	—	63,357	3,298	—	69,713
Intercompany charges (income), net	(39,713)	—	40,049	(336)	—	—
Interest expense, net	(5,260)	(14,985)	(4)	—	—	(20,249)
Other income, net	3	—	8,130	67	—	8,200
Income (loss) before income taxes and equity in earnings of subsidiaries	—	(15,636)	63,855	(9,082)	—	39,137
Provision (benefit) for income taxes	—	(6,252)	25,533	(3,632)	—	15,649
Net income (loss) before equity in earnings of subsidiaries	—	(9,384)	38,322	(5,450)	—	23,488
Equity in earnings of subsidiaries	23,488	32,872	70	—	(56,430)	—
Net income (loss)	$23,488	$23,488	$38,392	$(5,450)	$(56,430)	$23,488
Foreign currency translation (losses), net of tax	(332)	(332)	—	(332)	664	(332)
Comprehensive income (loss)	$23,156	$23,156	$38,392	$(5,782)	$(55,766)	$23,156

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED APRIL 25, 2015 (Dollars in thousands)

	Parent	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Elim-inations	Dycom Consolidated
Net cash provided by (used in) operating activities	$(9,001)	$(4,350)	$136,999	$(64)	$—	$123,584
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(9,821)	—	—	(9,821)
Capital expenditures	(7,171)	—	(63,421)	(6,233)	—	(76,825)
Proceeds from sale of assets	—	—	6,756	8	—	6,764
Return of capital from subsidiaries	—	2,149	—	—	(2,149)	—
Investment in subsidiaries	—	(406,749)	(400)	—	407,149	—
Changes in restricted cash	(541)	—	—	—	—	(541)
Other investing activities	—	—	—	(4,000)	—	(4,000)
Net cash used in investing activities	(7,712)	(404,600)	(66,886)	(10,225)	405,000	(84,423)
Cash flows from financing activities:
Borrowings on senior Credit Agreement	310,750	—	—	—	—	310,750
Principal payments on senior Credit Agreement	(321,563)	—	—	—	—	(321,563)
Debt issuance costs	(3,527)	—	—	—	—	(3,527)
Repurchases of common stock	(30,687)	—	—	—	—	(30,687)
Exercise of stock options	6,842	—	—	—	—	6,842
Restricted stock tax withholdings	(4,330)	—	—	—	—	(4,330)
Excess tax benefit from share-based awards	5,224	—	—	—	—	5,224
Intercompany funding	54,004	408,950	(460,517)	(2,437)	—	—
Receipt of capital contributions, net	—	—	391,944	13,056	(405,000)	—
Net cash (used in) provided by financing activities	16,713	408,950	(68,573)	10,619	(405,000)	(37,291)
Net increase in cash and equivalents	—	—	1,540	330	—	1,870
CASH AT BEGINNING OF PERIOD	—	—	19,739	933	—	20,672
CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$21,279	$1,263	$—	$22,542
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED APRIL 26, 2014 (Dollars in thousands)

	Parent	Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Elim-inations	Dycom Consolidated
Net cash provided by (used in) operating activities	$2,007	$(4,261)	$102,153	$(2,408)	$—	$97,491
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	—	—	(700)	—	(700)
Capital expenditures	(6,901)	—	(59,504)	(4,180)	—	(70,585)
Proceeds from sale of assets	—	—	7,813	1,612	—	9,425
Return of capital from subsidiaries	—	683	—	—	(683)	—
Investment in subsidiaries	—	(4,635)	(185)	—	4,820	—
Changes in restricted cash	(305)	—	—	—	—	(305)
Net cash used in investing activities	(7,206)	(3,952)	(51,876)	(3,268)	4,137	(62,165)
Cash flows from financing activities:
Borrowings on senior credit agreement	337,000	—	—	—	—	337,000
Principal payments on senior credit agreement	(375,469)	—	—	—	—	(375,469)
Repurchases of common stock	(9,999)	—	—	—	—	(9,999)
Exercise of stock options	14,010	—	—	—	—	14,010
Restricted stock tax withholdings	(3,590)	—	—	—	—	(3,590)
Excess tax benefit from share-based awards	2,837	—	—	—	—	2,837
Intercompany funding	40,410	8,213	(50,434)	5,948	(4,137)	—
Net cash (used in) provided by financing activities	5,199	8,213	(50,434)	5,948	(4,137)	(35,211)
Net increase (decrease) in cash and equivalents	—	—	(157)	272	—	115
CASH AT BEGINNING OF PERIOD	—	—	18,166	441	—	18,607
CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$18,009	$713	$—	$18,722

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

Introduction

We are a leading provider of specialty contracting services throughout the United States and in Canada. Our services are provided by our subsidiary companies and include engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities. Our subsidiaries provide the labor, tools and equipment necessary to design, engineer, locate, maintain, expand, install and upgrade the telecommunications infrastructure of our customers.

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

Opportunities exist to improve rural networks as a result of Phase II of the Connect America Fund. This six year program, administered by the Federal Communications Commission, will provide $1.675 billion in funding per year to price cap carriers and others to expand and support broadband deployments in rural areas. This program is expected to contribute to demand for services in our industry.

Additionally, significant demand for wireless broadband is driven by the proliferation of smart phones and other mobile data devices. Wireless carriers are actively spending on their networks to respond to the significant increase in wireless data traffic, upgrade network technologies to improve performance and efficiency and consolidate disparate technology platforms. Further, the demand for mobile broadband has increased bandwidth requirements on the wired networks of our customers.

These trends are driving the demand for our services and increasing wireless data traffic is prompting further wireline deployments.

Demand for our services may be impacted by the cyclical nature of the industry we serve. Our revenues and results of operations are influenced by the capital expenditure and maintenance budgets of our customers, including seasonal budgetary spending patterns and timing of their budget approvals, as well as the timing and volume of customers' construction and maintenance projects. The capital expenditures and maintenance budgets of our telecommunications customers may be impacted by their business demands and the demands of their consumers, the introduction of new communication technologies, the physical maintenance needs of their infrastructure, the actions of our government and the Federal Communications Commission, and overall economic conditions. Changes in our mix of customers, contracts and business activities, as well as changes in the general level of construction activity, also drive cyclical variations in revenues and results of operations.

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies and cable television multiple system operators, telecommunication equipment and infrastructure providers, and electric and gas utilities. Our customer base is highly concentrated, with our top five customers in each period accounting for approximately 60.1% and 58.5% of our total revenues for the nine months ended April 25, 2015 and April 26, 2014, respectively. The following reflects the percentage of total revenue from customers who contributed at least 2.5% to our total revenue during the three and nine months ended April 25, 2015 or April 26, 2014:

	For the Three Months Ended		For the Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
AT&T Inc.	21.3%	20.8%	21.5%	18.9%
CenturyLink, Inc.	13.9%	12.8%	13.7%	14.3%
Comcast Corporation	13.3%	12.1%	13.0%	11.5%
Verizon Communications Inc.	7.5%	7.9%	7.1%	8.2%
Time Warner Cable Inc.	4.7%	5.5%	4.9%	5.6%
Windstream Corporation	4.6%	6.2%	4.5%	5.3%
Charter Communications, Inc.	3.0%	4.9%	3.4%	4.6%
Corning Incorporated	2.8%	0.1%	2.4%	0.2%

In addition, another customer contributed 6.3% and 3.3% to our total revenue during the three months ended April 25, 2015 and April 26, 2014, respectively, and 4.5% and 2.4% to our total revenue during the nine months ended April 25, 2015 and April 26, 2014, respectively.

We generally have multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often a number of exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer's own employees, and the use of other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, we are occasionally able to extend some of these agreements through negotiations. Revenues from multi-year master service agreements were 63.5% and 66.2% of total contract revenues during the three months ended April 25, 2015 and April 26, 2014, respectively, and 66.1% and 65.6% of total contract revenues during the nine months ended April 25, 2015 and April 26, 2014, respectively.

The remainder of our services are provided pursuant to contracts for specific projects. Revenues from long-term contracts for specific projects (contracts having a term of greater than one year) were 16.3% and 13.1% of total contract revenues during the three months ended April 25, 2015 and April 26, 2014, respectively, and 13.4% and 13.3% of total contract revenues during the nine months ended April 25, 2015 and April 26, 2014, respectively. Short-term contracts for specific projects are generally three to four months in duration. A portion of our contracts include retainage provisions by which 5% to 10% of the invoiced amounts may be withheld by the customer pending project completion.

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

The results of these acquisitions are included in the consolidated financial statements from their respective closing dates. None of these acquisitions were considered material, individually or in the aggregate, to our condensed consolidated financial statements. Purchase price allocations of businesses acquired during fiscal 2015 are preliminary and will be completed during fiscal 2015 when the valuations are finalized for intangible assets and other amounts.

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

Revenues. We recognize revenues under the percentage of completion method of accounting using the units-of-delivery or cost-to-cost measures. A majority of our services are performed under master service agreements with customers which contain customer-specified service requirements, such as discrete pricing for individual tasks. Revenue is recognized under these arrangements based on units-of-delivery and revenue is recognized as each unit is completed. There were no material amounts of unapproved change orders or claims recognized during the nine months ended April 25, 2015 or April 26, 2014. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs and represented less than 10% of our contract revenues during the nine months ended April 25, 2015 and April 26, 2014. In addition, we have an immaterial amount of revenue from time and materials contracts, where revenue is recognized as the work is performed. The current asset "Costs and estimated earnings in excess of billings" represents revenues recognized in excess of amounts billed. The current liability "Billings in excess of costs and estimated earnings" represents billings in excess of revenues recognized.

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

Results of Operations

The Company uses a fiscal year ending on the last Saturday in July. As a result, each fiscal year may be comprised of fifty-two weeks or fifty-three weeks (with an additional week of operations occurring in the fourth quarter). Fiscal 2015 and fiscal 2014 are each comprised of fifty-two weeks. The results of operations of businesses acquired are included in the accompanying condensed consolidated financial statements from their dates of acquisition. For a summary of our acquisitions, see Note 3, Acquisitions, in Notes to the Condensed Consolidated Financial Statements. The following table sets forth our condensed consolidated statements of operations for the periods indicated and the amounts as a percentage of revenue (totals may not add due to rounding):

	For the Three Months Ended				For the Nine Months Ended
	April 25, 2015		April 26, 2014		April 25, 2015		April 26, 2014
	(Dollars in millions)
Revenues	$492.4	100.0%	$426.3	100.0%	$1,443.8	100.0%	$1,329.5	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	388.2	78.9	350.4	82.2	1,147.1	79.5	1,087.8	81.8
General and administrative	44.7	9.1	39.2	9.2	131.2	9.1	120.8	9.1
Depreciation and amortization	24.0	4.9	22.7	5.3	70.2	4.9	69.7	5.2
Total	456.9	92.8	412.2	96.7	1,348.5	93.4	1,278.3	96.2
Interest expense, net	(6.6)	(1.3)	(6.6)	(1.5)	(20.1)	(1.4)	(20.2)	(1.5)
Other income, net	3.5	0.7	5.6	1.3	7.0	0.5	8.2	0.6
Income before income taxes	32.3	6.6	13.1	3.1	82.2	5.7	39.1	2.9
Provision for income taxes	12.0	2.4	5.2	1.2	31.7	2.2	15.6	1.2
Net income	$20.3	4.1%	$7.9	1.9%	$50.5	3.5%	$23.5	1.8%

Revenues. Revenues increased to $492.4 million during the three months ended April 25, 2015 compared to $426.3 million during the three months ended April 26, 2014. Generally, revenues increased in the current period from customers deploying 1 gigabit networks and from new awards with significant customers. Additionally, a greater level of work was performed during the current period as a result of better weather conditions compared to the prior year period.

During the three months ended April 25, 2015, total revenues of $8.9 million were generated by businesses acquired during the fourth quarter of fiscal 2014 and the first quarter of fiscal 2015. Excluding amounts from these acquired businesses that were not owned for the full fiscal period in both years, revenues increased by approximately $57.2 million during the three months ended April 25, 2015 compared to the prior year period. Revenues increased by approximately $17.1 million to $31.0 million during the three months ended April 25, 2015 for services performed on a customer's fiber network. Revenues also increased by approximately $13.3 million for a leading cable multiple system operator from maintenance and construction services, including services to provision fiber to small and medium businesses as well as network improvements. Additionally, for the three months ended April 25, 2015 compared to the three months ended April 26, 2014, revenues increased by approximately $13.3 million for a customer for which we are performing fiber construction services on their end customer's network and by approximately $25.8 million, on a combined basis, for three significant telecommunications customers investing in improvements to their networks. Partially offsetting these increases, revenues related to stimulus work on projects funded in part by the American Recovery and Reinvestment Act of 2009 declined by approximately $17.3 million during the three months ended April 25, 2015 compared to the three months ended April 26, 2014 as the program nears completion. All other customers had net increases in revenues of $5.0 million for the three months ended April 25, 2015 compared to the three months ended April 26, 2014.

The percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 90.2%, 6.2% and 3.6%, respectively, for the three months ended April 25, 2015 compared to 88.3%, 6.9% and 4.8%, respectively, for the three months ended April 26, 2014.

Revenues increased to $1.444 billion during the nine months ended April 25, 2015 compared to $1.330 billion during the nine months ended April 26, 2014. Generally, revenues increased in the current period from customers deploying 1 gigabit networks and from new awards with significant customers. Additionally, a greater level of work was performed during the current period as a result of better weather conditions compared to the prior year period.

During the nine months ended April 25, 2015, total revenues of $28.6 million were generated by businesses acquired during the fourth quarter of fiscal 2014 and the first quarter of fiscal 2015. Excluding amounts from these acquired businesses that were not owned for the full fiscal period in both years, revenues increased by approximately $85.8 million during the nine months ended April 25, 2015 compared to the prior year period. Revenues increased by approximately $44.1 million for a significant customer investing in improvements to its wireline and wireless networks. Revenues also increased by approximately $34.7 million for a leading cable multiple system operator from maintenance and construction services, including services to provision fiber to small and medium businesses as well as network improvements, and by approximately $31.0 million for a customer for which we are performing fiber construction services on their end customer's network. In addition, revenues increased by approximately $34.1 million to $65.5 million during the nine months ended April 25, 2015 for services performed on a customer's fiber network. Partially offsetting these increases, revenues related to stimulus work on projects funded in part by the American Recovery and Reinvestment Act of 2009 declined by approximately $47.6 million during the nine months ended April 25, 2015 compared to the nine months ended April 26, 2014 as the program nears completion. In addition, revenues for two cable multiple system operators declined $15.7 million, on a combined basis, and revenues for a large telecommunications customer declined $7.4 million. All other customers had net increases in revenues of $12.6 million for the nine months ended April 25, 2015 compared to the nine months ended April 26, 2014.

The percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 89.7%, 6.1% and 4.2%, respectively, for the nine months ended April 25, 2015 compared to 87.7%, 7.2% and 5.1%, respectively, for the nine months ended April 26, 2014.

Costs of Earned Revenues. Costs of earned revenues increased to $388.2 million for the three months ended April 25, 2015 compared to $350.4 million for the three months ended April 26, 2014. The primary components of the increase were a $31.6 million aggregate increase in direct labor and subcontractor costs, a $2.2 million increase in direct material costs, and a $5.7 million increase in other direct costs, including insurance claim expense. These increases were partially offset by a $1.7 million net decrease comprised of lower fuel prices offset in part by higher fuel consumption and higher equipment rental and maintenance costs for the three months ended April 25, 2015 compared to the three months ended April 26, 2014.

Costs of earned revenues as a percentage of contract revenue decreased 3.3% during the three months ended April 25, 2015 compared to the three months ended April 26, 2014. The decrease was partially due to improved operating efficiency and the mix of work performed, as well as increased productivity resulting from better weather conditions during the three months ended April 25, 2015 compared to the prior year period. Labor and subcontractor costs represented a lower percentage of total revenue for the three months ended April 25, 2015 and decreased 1.5% as a percentage of contract revenue compared to the prior year period as a result of improved operating efficiency and the mix of work performed. In addition, net costs decreased 1.1% as a percentage of contract revenue primarily due to lower fuel prices offset in part by higher fuel consumption and higher equipment rental and maintenance costs. Direct material costs decreased 0.9% as a percentage of contract revenue compared to the prior year period as our mix of work during the three months ended April 25, 2015 included a reduced portion of projects where we provided materials to the customer compared to the prior year period. Partially offsetting these decreases, other direct costs, including insurance claim expense, increased 0.2% as a percentage of contract revenue during the three months ended April 25, 2015 compared to the prior year period.

Costs of earned revenues increased to $1.147 billion for the nine months ended April 25, 2015 compared to $1.088 billion for the nine months ended April 26, 2014. The primary components of the increase were a $50.7 million aggregate increase in direct labor and subcontractor costs, $12.7 million increase in direct material costs, and a $4.0 million increase in other direct costs, including insurance claim expense. These increases were partially offset by a $8.1 million decrease from reduced equipment rental and maintenance costs, lower fuel consumption and lower fuel prices for the nine months ended April 25, 2015 compared to the nine months ended April 26, 2014.

Costs of earned revenues as a percentage of contract revenue decreased 2.4% during the nine months ended April 25, 2015 compared to the nine months ended April 26, 2014. The decrease was partially due to higher productivity resulting from better weather conditions during the second and third quarters of fiscal 2015 compared to the same prior year periods. Adverse weather conditions during the second and third quarters of fiscal 2014 negatively impacted productivity and margins during those periods. Labor and subcontractor costs represented a lower percentage of total revenue for the nine months ended April 25, 2015 and decreased 1.1% as a percentage of contract revenue compared to the prior year period as a result of improved operating efficiency and the mix of work performed. In addition, costs decreased 1.0% from reduced equipment rental and maintenance costs, lower fuel consumption and lower fuel prices. Other direct costs decreased 0.4% as a percentage of contract revenue compared to the prior year period. Partially offsetting these decreases, direct material costs increased 0.1% as a percentage of contract revenue as our mix of work during the nine months ended April 25, 2015 included a greater level of projects where we provided materials to the customer compared to the prior year period.

General and Administrative Expenses. General and administrative expenses increased to $44.7 million, or 9.1% as a percentage of contract revenue, during the three months ended April 25, 2015 compared to $39.2 million, or 9.2% as a percentage of contract revenue during the three months ended April 26, 2014. General and administrative expenses increased to $131.2 million, or 9.1% as a percentage of contract revenue, during the nine months ended April 25, 2015 compared to $120.8 million, or 9.1% as a percentage of contract revenue during the nine months ended April 26, 2014. The increase in total general and administrative expenses during the three and nine months ended April 25, 2015 resulted from increased payroll and performance-based costs, higher legal and other professional fees, and the costs of businesses acquired in fiscal 2014 and 2015. Additionally, stock-based compensation increased to $3.2 million and $10.8 million during the three and nine months ended April 25, 2015, respectively, from $2.7 million and $9.7 million during the three and nine months ended April 26, 2014, respectively, as a result of increased restricted share unit expense.

Depreciation and Amortization. Depreciation and amortization increased to $24.0 million during the three months ended April 25, 2015 from $22.7 million during the three months ended April 26, 2014 and totaled 4.9% and 5.3% of contract revenue, respectively. Amortization expense was $4.1 million during each of the three months ended April 25, 2015 and April 26, 2014. Depreciation and amortization increased to $70.2 million during the nine months ended April 25, 2015 from $69.7 million during the nine months ended April 26, 2014 and totaled 4.9% and 5.2% of contract revenue, respectively. Amortization expense decreased to $12.4 million during the nine months ended April 25, 2015 from $14.1 million during the nine months ended April 26, 2014. This decrease in amortization was partially offset by incremental depreciation expense arising from the addition of fixed assets during fiscal 2015 and the fourth quarter of fiscal 2014.

Interest Expense, Net. Interest expense, net was $6.6 million during each of the three months ended April 25, 2015 and April 26, 2014. Interest expense, net was $20.1 million during the nine months ended April 25, 2015 compared to $20.2 million during the nine months ended April 26, 2014.

Other Income, Net. Other income was $3.5 million and $5.6 million during the three months ended April 25, 2015 and April 26, 2014, respectively, and $7.0 million and $8.2 million during the nine months ended April 25, 2015 and April 26, 2014, respectively. These decreases were primarily a function of the number of assets sold and prices obtained for those assets during the current and prior year periods.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three and nine months ended April 25, 2015 and April 26, 2014:

	For the Three Months Ended		For the Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
	(Dollars in millions)
Income tax provision	$12.0	$5.2	$31.7	$15.6
Effective income tax rate	37.2%	39.6%	38.5%	40.0%

Variations in our effective income tax rate are primarily attributable to the impact of state income taxes in the areas we provide services, non-deductible and non-taxable items, disqualifying dispositions of incentive stock option exercises, and production-related tax credits recognized in relation to our pre-tax results during the period. Non-deductible and non-taxable items will generally have a reduced impact on the effective income tax rate in periods of greater pre-tax results. We had total unrecognized tax benefits of approximately $2.4 million as of both April 25, 2015 and July 26, 2014 that, if recognized, would favorably affect our effective tax rate.

Net Income. Net income was $20.3 million for the three months ended April 25, 2015 compared to $7.9 million for the three months ended April 26, 2014. Net income was $50.5 million for the nine months ended April 25, 2015 compared to $23.5 million for the nine months ended April 26, 2014.

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and costs and estimated earnings in excess of billings. Cash and equivalents primarily include balances on deposit with banks and totaled $22.5 million at April 25, 2015 compared to $20.7 million at July 26, 2014. We maintain substantially all of our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

Sources of Cash. Our sources of cash have been operating activities, long-term debt, equity offerings, stock option proceeds, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, equipment, materials and subcontractors, are required to be paid before the accounts receivables resulting from the work performed are invoiced and collected from the customer. Our working capital (total current assets less total current liabilities) was $425.9 million at April 25, 2015 compared to $409.2 million at July 26, 2014.

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

Net cash flows. The following table presents our net cash flows for the nine months ended April 25, 2015 and April 26, 2014:

	For the Nine Months Ended
	April 25, 2015	April 26, 2014
	(Dollars in millions)
Net cash flows:
Provided by operating activities	$123.6	$97.5
Used in investing activities	$(84.4)	$(62.2)
Used in financing activities	$(37.3)	$(35.2)

Cash from Operating Activities. During the nine months ended April 25, 2015, net cash provided by operating activities was $123.6 million. Non-cash items during the nine months ended April 25, 2015 and April 26, 2014 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long term assets and liabilities used $1.9 million of operating cash flow during the nine months ended April 25, 2015. Working capital changes that used operating cash flow during the nine months ended April 25, 2015 were increases in net costs and estimated earnings in excess of billings of $17.2 million. Net increases in other current and other non-current assets combined used $9.6 million of operating cash flow during the nine months ended April 25, 2015, primarily for pre-paid costs during the period. Additionally, decreases in accounts payable of $1.2 million and net increases in income tax receivables of $1.3 million used operating cash flow during the nine months ended April 25, 2015 due to the timing of payments. The primary working capital sources of cash flow during the nine months ended April 25, 2015 were decreases in accounts receivable of $8.6 million and changes in other accrued liabilities of $18.8 million primarily due to increased accrued insurance claims and accrued interest for semi-annual interest payable due on our 7.125% senior subordinated notes due 2021.

Our days sales outstanding ("DSO") for accounts receivable (based on ending accounts receivable divided by average daily revenue for the most recently completed quarter) was 49 days as of April 25, 2015 compared to 50 days as of April 26, 2014. Our payment terms for contracts of our subsidiaries vary by customer and primarily range from 30 to 60 days after invoicing the customer. Our DSO for costs and estimated earnings in excess of billings ("CIEB") was 43 days as of April 25, 2015 compared to 40 days as of April 26, 2014. The increase in our DSOs for CIEB compared to the prior year period resulted from longer billing process time for certain customers in relation to our growth during the quarter. During the three months ended April 25, 2015, we collected approximately $7.1 million of past due balances from a customer on a rural project funded in part by the American Recovery and Reinvestment Act of 2009. As of April 25, 2015, approximately $13.1 million of past due balances were owed to us by this customer. During May 2015, approximately $5.8 million of the past due balances was subsequently collected. The Company expects to collect the remaining accounts receivable balances from the customer within the next twelve months. A significant portion of the outstanding balance is secured by construction liens. In the event the customer does not pay the balances owed, we may enforce our liens rights or take other actions necessary for collection.

Our CIEB balances are maintained at a detailed task-specific or project level and are evaluated regularly for realizability. Such amounts are invoiced in the normal course of business according to contract terms, which consider the completion of specific tasks and the passage of time. Project delays for commercial issues such as permitting, engineering changes, incremental documentation requirements or difficult job site conditions can extend the time needed to complete certain tasks and may delay invoicing to the customer for the work performed. We were not experiencing any material project delays or other circumstances that would impact the realizability of the CIEB balance as of April 25, 2015. Additionally, there are no material amounts of CIEB related to claims or unapproved change orders as of April 25, 2015 or July 26, 2014. As of April 25, 2015, we believe that none of our significant customers was experiencing financial difficulties that would impact the realizability of our CIEB or the collectability of our trade accounts receivable.

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

Cash Used in Investing Activities. Net cash used in investing activities was $84.4 million during the nine months ended April 25, 2015 compared to $62.2 million during the nine months ended April 26, 2014. During the nine months ended April 25, 2015 we paid $9.8 million in connection with acquisitions during the period. During the nine months ended April 25, 2015 and April 26, 2014, capital expenditures of $76.8 million and $70.6 million, respectively, were offset in part by proceeds from the sale of assets of $6.8 million and $9.4 million, respectively. Additionally, in connection with a customer's restructuring plan, we made an investment during the third quarter of fiscal 2015 of $4.0 million in non-voting senior units of this customer that will accrue dividends at a rate of 5.25% per year. Restricted cash, primarily related to funding provisions of our insurance program, increased approximately $0.5 million and $0.3 million during the nine months ended April 25, 2015 and April 26, 2014, respectively.

Cash Used in Financing Activities. Net cash used in financing activities was $37.3 million during the nine months ended April 25, 2015 compared to $35.2 million during the nine months ended April 26, 2014. During the nine months ended April 25, 2015, net paydowns under our credit agreement were $10.8 million, including principal payments under the term loan. Additionally, during the nine months ended April 25, 2015, we paid $3.5 million of debt issuance costs in connection with the amendment of our credit agreement. See Compliance with Credit Agreement and Indenture below for further discussion on the terms of the amended credit agreement. During the nine months ended April 26, 2014, net paydowns under our credit agreement were $38.5 million, including principal payments under the term loan.

During the nine months ended April 25, 2015, we repurchased 763,768 shares of our common stock in open market transactions for approximately $30.7 million, an average price of $40.18 per share. During the nine months ended April 26, 2014, we repurchased 360,900 shares of our common stock in open market transactions for approximately $10.0 million, an average price of $27.71 per share. We received $6.8 million and $14.0 million from the exercise of stock options during the nine months ended April 25, 2015 and April 26, 2014, respectively. In addition, during the nine months ended April 25, 2015 and April 26, 2014 we received excess tax benefits of $5.2 million and $2.8 million, respectively, primarily from the exercises of stock options and vesting of restricted share units. We withheld shares of restricted units and paid $4.3 million and $3.6 million to tax authorities in order to meet payroll tax withholdings obligations on restricted units that vested during the nine months ended April 25, 2015 and April 26, 2014, respectively.

Compliance with Credit Agreement and Indenture. On April 24, 2015, we amended our existing credit agreement dated as of December 3, 2012 (as so amended by the "Amendment," the "Credit Agreement"), with various lenders named therein. The Amendment extends the maturity date of the credit agreement to April 24, 2020 and, among other things, increases the maximum revolver commitment from $275 million to $450 million and increases the term loan facility to $150 million. The Amendment also increases the sublimit for the issuance of letters of credit from $150 million to $200 million. Subject to certain conditions, the Amendment provides us the ability to enter into one or more incremental facilities, up to the greater of (i) $150 million and (ii) an amount such that, after giving effect to such incremental facility on a pro forma basis (assuming that the amount of the incremental commitments is fully drawn and funded), the consolidated senior secured leverage ratio does not exceed 2.25 to 1.00. The incremental facilities can be in the form of revolving commitments under the credit agreement and/or in the form of term loans. The payments under the Credit Agreement are guaranteed by substantially all of our subsidiaries and secured by the stock of each wholly-owned, domestic subsidiary (subject to specified exceptions).

Borrowings under the Credit Agreement (other than Swingline Loans (as defined in the Credit Agreement)) will bear interest at a rate equal to either (a) the Eurodollar rate (based on LIBOR) plus an applicable margin, or (b) the administrative agent’s base rate, described in the Credit Agreement as the highest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Rate plus 0.50%, and (iii) the Eurodollar rate plus 1.00%, plus an applicable margin. In each case, the applicable margin is based upon our consolidated leverage ratio. In addition, we will pay a fee for unused revolver balances based upon the Company's consolidated leverage ratio. As of April 25, 2015, borrowings under the Credit Agreement were eligible for an applicable margin of 1.75% for borrowings based on the Eurodollar rate and 0.75% for borrowings based on the administrative agent's base rate. As of July 26, 2014, and up until the date of the amendment, borrowings under the credit agreement were at an applicable margin of 2.00% for borrowings based on the Eurodollar rate and 1.00% for borrowings based on the administrative agent's base rate. Swingline loans, if any, will bear interest at a rate equal to the administrative agent’s base rate plus an applicable margin based upon our consolidated leverage ratio.

The Amendment also amends the financial covenant which requires us to maintain a consolidated leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter. In addition, the Amendment provides for certain increases to this ratio in connection with permitted acquisitions on the terms and conditions specified in the Credit Agreement.

We incur fees under the Credit Agreement for the unutilized commitments at rates that range from 0.25% to 0.40% per annum, fees for outstanding standby letters of credit at rates that range from 1.25% to 2.00% per annum and fees for outstanding commercial letters of credit at rates that range from 0.625% to 1.000% per annum, in each case based on our consolidated leverage ratio.

We had $150.0 million and $114.1 million of outstanding principal amount under the term loan as of April 25, 2015 and July 26, 2014, respectively, which accrued interest at 1.93% per annum and 2.15% per annum, as of April 25, 2015 and July 26, 2014, respectively. Additionally, outstanding revolver borrowings were $16.3 million and $63.0 million as of April 25, 2015 and July 26, 2014, respectively. Revolver borrowings were comprised of borrowings at the applicable Eurodollar rate or the base rate and accrued interest at a weighted average rate of approximately 3.20% per annum and 2.55% per annum as of April 25, 2015 and July 26, 2014, respectively.

Standby letters of credit of approximately $54.4 million and $49.4 million, issued as part of our insurance program, were outstanding under the Credit Agreement as of April 25, 2015 and July 26, 2014, respectively. Interest on outstanding standby letters of credit accrued at 1.75% and 2.00% per annum at April 25, 2015 and July 26, 2014, respectively. The unused facility fee was 0.35% of unutilized commitments at both April 25, 2015 and July 26, 2014.

At April 25, 2015 and July 26, 2014, we were in compliance with the financial covenants of the Credit Agreement and had additional borrowing availability of $379.3 million and $162.6 million, respectively, as determined by the most restrictive covenants of the Credit Agreement.

As of April 25, 2015 and July 26, 2014, Dycom Investments, Inc., one of our subsidiaries, had outstanding an aggregate principal amount of $277.5 million of 7.125% senior subordinated notes due 2021 (the "2021 Notes") that were issued under an indenture dated January 21, 2011 (the "Indenture"). In addition, the 2021 Notes had a debt premium of $2.9 million and $3.2 million as of April 25, 2015 and July 26, 2014, respectively. The 2021 Notes are guaranteed by Dycom Investments, Inc.'s parent company and substantially all of our subsidiaries. For additional information regarding these guarantees see Note 18, Supplemental Consolidating Financial Statements, in Notes to the Condensed Consolidated Financial Statements. The Indenture contains covenants that limit, among other things, our ability to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of our subsidiaries to pay dividends or make payments to us and our restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of its assets.

Contractual Obligations. The following table sets forth our outstanding contractual obligations, including related party leases, as of April 25, 2015:

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
	(Dollars in thousands)
7.125% senior subordinated notes due 2021	$—	$—	$—	$277,500	$277,500
Credit Agreement – revolving borrowings	—	—	—	16,250	16,250
Credit Agreement – Term Loan	—	15,000	26,250	108,750	150,000
Fixed interest payments on long-term debt (a)	19,772	39,544	39,544	19,771	118,631
Operating lease obligations	15,797	19,509	6,844	7,105	49,255
Employment agreements	5,425	2,174	—	—	7,599
Purchase and other contractual obligations	22,725	—	—	—	22,725
Total	$63,719	$76,227	$72,638	$429,376	$641,960

(a)
Includes interest payments on our $277.5 million in aggregate principal amount of 2021 Notes outstanding and excludes any interest payments on our variable rate debt. Variable rate debt as of April 25, 2015 was comprised of $16.3 million outstanding on our Term Loan and $150.0 million in outstanding revolving borrowings under our Credit Agreement.

Purchase and other contractual obligations in the table above primarily represent obligations under agreements to purchase vehicles and equipment which have not been received as of April 25, 2015. We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of April 25, 2015.

Our condensed consolidated balance sheet as of April 25, 2015 includes a long-term liability of approximately $39.5 million for accrued insurance claims. This liability has been excluded from the above table as the timing of any cash payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was $2.4 million at both April 25, 2015 and July 26, 2014, respectively, and is included in other liabilities in the condensed consolidated balance sheet. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Off-Balance Sheet Arrangements. Performance Bonds and Guarantees – We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of April 25, 2015, we had $308.7 million of outstanding performance and other surety contract bonds. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $77.6 million as of April 25, 2015. There has been no material impact on our financial statements as a result of customers exercising their rights under the bonds. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit – We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize our obligations to our insurance carriers in connection with the settlement of potential claims. As of April 25, 2015 and July 26, 2014 we had $54.4 million and $49.4 million, respectively, outstanding standby letters of credit issued under the Credit Agreement.

Backlog. Our backlog consists of the estimated uncompleted portion of services to be performed under contractual agreements with our customers and totaled $2.912 billion and $2.331 billion at April 25, 2015 and July 26, 2014, respectively. The increase in backlog from July 26, 2014 is primarily related to new awards and extensions during fiscal 2015. We expect to complete 55.6% of the April 25, 2015 backlog during the next twelve months. Our backlog estimates represent amounts under master service agreements and other contractual agreements for services projected to be performed over the terms of the contracts and are based on contract terms, our historical experience with customers and, more generally, our experience in similar procurements. The significant majority of our backlog estimates comprise services under master service agreements and long-term contracts.

Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to commercial issues and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. While we did not experience any material cancellations during fiscal 2014 or the nine months ended April 25, 2015, the majority of our contracts may be canceled by our customers upon notice regardless of whether or not we are in default. Our estimates of a customer's requirements during a particular future period may prove to be inaccurate. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded was not material.

Backlog is not a measure defined by United States generally accepted accounting principles; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.

Legal Proceedings

In April 2014, Pauley Construction, Inc. (“Pauley”), a wholly-owned subsidiary of the Company, halted work and filed construction liens with respect to approximately $17.7 million for past due balances from a customer on a rural project funded primarily by the Rural Utilities Service agency of the United States Department of Agriculture under the American Recovery and Reinvestment Act of 2009. In April 2014, R&R Taylor Construction, Inc. ("R&R") filed suit against this customer alleging that the customer failed to pay for construction services and materials. In its lawsuit, R&R seeks to foreclose on its construction lien and, ultimately, to foreclose on the parcel of land on which the lien was filed. Pauley had performed work on this parcel as part of its work on the rural project described above. In July 2014, R&R amended its lawsuit to include Pauley, alleging that its lien has priority over Pauley’s construction lien. Pauley has filed an answer to this amended complaint in the Montana Eighteenth Judicial District Court, a counterclaim against the construction company and a cross-claim against the customer, alleging that Pauley’s lien is superior to all other liens on such parcel of land. Pauley has restarted work on the project. As of April 25, 2015, the Company’s accounts receivable includes approximately $13.1 million of past due balances from this customer, of which approximately $5.8 million was collected during May 2015. It is too early to evaluate the likelihood of an outcome to this matter. We intend to vigorously defend ourselves against this lawsuit as part of ongoing efforts to collect the past due amounts from this customer.

In November 2013, the wife of a former employee of Nichols Construction, LLC (“Nichols”), a wholly-owned subsidiary of the Company, commenced a lawsuit against Nichols in the Circuit Court of Barbour County, West Virginia. The lawsuit, which the plaintiff filed on behalf of her husband’s estate, is based upon a “deliberate intent” claim pursuant to West Virginia Code in connection with the death of her husband who was struck by a falling tree while at work. The plaintiff seeks unspecified damages and other relief. In December 2012, Nichols removed the case to the United States District Court for the Northern District of West Virginia, and in January 2015, Nichols filed a motion for summary judgment with respect to certain of the “deliberate intent” issues in the lawsuit. The District Court has not ruled on the motion for summary judgment. Trial is currently scheduled for June 2015. Plaintiff’s expert has estimated economic damages of up to $2.6 million, exclusive of damages for emotional distress. We believe that we have meritorious defenses and intend to vigorously defend ourselves against this lawsuit.

From time to time, we are party to various other claims and legal proceedings. It is the opinion of management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes during the quarter ended April 25, 2015 with respect to the information appearing in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended July 26, 2014.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of April 25, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 25, 2015, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (2) accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In April 2014, Pauley Construction, Inc. (“Pauley”), a wholly-owned subsidiary of the Company, halted work and filed construction liens with respect to approximately $17.7 million for past due balances from a customer on a rural project funded primarily by the Rural Utilities Service agency of the United States Department of Agriculture under the American Recovery and Reinvestment Act of 2009. In April 2014, R&R Taylor Construction, Inc. ("R&R") filed suit against this customer alleging that the customer failed to pay for construction services and materials. In its lawsuit, R&R seeks to foreclose on its construction lien and, ultimately, to foreclose on the parcel of land on which the lien was filed. Pauley had performed work on this parcel as part of its work on the rural project described above. In July 2014, R&R amended its lawsuit to include Pauley, alleging that its lien has priority over Pauley’s construction lien. Pauley has filed an answer to this amended complaint in the Montana Eighteenth Judicial District Court, a counterclaim against the construction company and a cross-claim against the customer, alleging that Pauley’s lien is superior to all other liens on such parcel of land. Pauley has restarted work on the project. As of April 25, 2015, the Company’s accounts receivable includes approximately $13.1 million of past due balances from this customer, of which approximately $5.8 million was collected during May 2015. It is too early to evaluate the likelihood of an outcome to this matter. We intend to vigorously defend ourselves against this lawsuit as part of ongoing efforts to collect the past due amounts from this customer.

In November 2013, the wife of a former employee of Nichols Construction, LLC (“Nichols”), a wholly-owned subsidiary of the Company, commenced a lawsuit against Nichols in the Circuit Court of Barbour County, West Virginia. The lawsuit, which the plaintiff filed on behalf of her husband’s estate, is based upon a “deliberate intent” claim pursuant to West Virginia Code in connection with the death of her husband who was struck by a falling tree while at work. The plaintiff seeks unspecified damages and other relief. In December 2012, Nichols removed the case to the United States District Court for the Northern District of West Virginia, and in January 2015, Nichols filed a motion for summary judgment with respect to certain of the “deliberate intent” issues in the lawsuit. The District Court has not ruled on the motion for summary judgment. Trial is currently scheduled for June 2015. Plaintiff’s expert has estimated economic damages of up to $2.6 million, exclusive of damages for emotional distress. We believe that we have meritorious defenses and intend to vigorously defend ourselves against this lawsuit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended April 25, 2015, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company's purchase of its common stock during the three months ended April 25, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 25, 2015 - February 21, 2015	-	-	-	(a)
February 22, 2015 - March 21, 2015	-	-	-	(a)
March 22, 2015 - April 25, 2015	275,000	$49.24	-	(a)

(a) On February 24, 2015, the Company announced that its Board of Directors authorized $40.0 million to repurchase shares of the Company's outstanding common stock through August 2016 in open market or private transactions. The repurchase authorization replaces the Company's previous repurchase authorization. As of February 24, 2015, approximately $26.5 million remained available for repurchases.

Item 6. Exhibits and Financial Statement Schedules.

Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit Number

10.1
First Amendment to Credit Agreement, dated as of April 24, 2015, among Dycom Industries, Inc., as the Borrower, the subsidiaries of Dycom Industries, Inc. identified therein, certain lenders named therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, Wells Fargo Bank, National Association, as Syndication Agent, and Suntrust Bank, PNC Bank, National Association and Branch Banking and Trust Company, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Dycom Industries, Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2015).

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

101++**
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 25, 2015, formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

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

DYCOM INDUSTRIES, INC.
Registrant

Date:	May 21, 2015	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date:	May 21, 2015	/s/ H. Andrew DeFerrari
Name: H. Andrew DeFerrari Title: Senior Vice President and Chief Financial Officer