Form 10-K
period 2015-07-25
DYCOM INDUSTRIES INC
filed 2015-09-04
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 25, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________
Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11780 US Highway 1, Suite 600, Palm Beach Gardens, FL	33408
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (561) 627-7171

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.33 1/3 per share	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock, par value $0.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange on January 24, 2015, was $1,068,731,432.

There were 33,236,463 shares of common stock with a par value of $0.33 1/3 outstanding at September 1, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which incorporated
Portions of the registrant's Proxy Statement to be filed by November 21, 2015	Parts II and III

Such Proxy Statement, except for the portions thereof which have been specifically incorporated by reference, shall not be deemed "filed" as part of this Annual Report on Form 10-K.

Cautionary Note Concerning Forward-Looking Statements

This Annual Report on Form 10-K, including any documents incorporated by reference or deemed to be incorporated by reference herein, contains forward-looking statements relating to future events, financial performance, strategies, expectations, and competitive environment. Words such as "outlook," "believe," "expect," "anticipate," "estimate," "intend," "forecast," "may," "should," "could," "project," "target," and similar expressions, as well as statements written in the future tense, identify forward-looking statements. They will not necessarily be accurate indications of whether or at what time such performance or results will be achieved. You should not consider forward-looking statements as guarantees of future performance or results. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief at that time with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences include, but are not limited to:

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

and other factors discussed within Item 1, Business, Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K and other risks outlined in our periodic filings with the Securities and Exchange Commission ("SEC"). Our forward-looking statements are expressly qualified in their entirety by this cautionary statement. Our forward-looking statements are only made as of the date of this Annual Report on Form 10-K, and we undertake no obligation to update them to reflect new information or events or circumstances arising after such date.

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

PART I

Item 1. Business.

Dycom Industries, Inc. ("Dycom") is a leading provider of specialty contracting services throughout the United States and in Canada. Our subsidiary companies provide engineering, construction, maintenance, and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities. Our consolidated revenues for fiscal 2015 were $2.022 billion.

Dycom was incorporated in the State of Florida in 1969 and has since expanded its geographic scope and service offerings, both organically and through acquisitions. Our established footprint and decentralized workforce provide the scale needed to quickly execute on opportunities to service existing and new customers.

Specialty Contracting Services

Our subsidiaries supply telecommunication providers with a broad range of specialty contracting services, from program management, engineering, construction, maintenance, and installation to underground facility locating. Engineering services include the design of aerial, underground, and buried fiber optic, copper, and coaxial cable systems that extend from the telephone company central office, or cable operator headend, to the consumer's home or business. We also obtain rights of way and permits in support of our engineering activities and those of our customers as well as provide construction management and inspection personnel in conjunction with engineering services or on a stand-alone basis.

Construction, maintenance, and installation services include the placement and splicing of fiber, copper, and coaxial cables. In addition, we excavate trenches in which to place these cables; place related structures such as poles, anchors, conduits, manholes, cabinets, and closures; place drop lines from main distribution lines to the consumer's home or business; and maintain and remove these facilities. We provide these services to both telephone companies and cable multiple system operators in connection with the deployment, expansion, or maintenance of new and existing networks. We also provide tower construction, lines and antenna installation, and foundation and equipment pad construction for wireless carriers, as well as equipment installation and material fabrication and site testing services. For cable television system operators, we install and maintain customer premise equipment such as digital video recorders, set top boxes and modems.

We also perform construction and maintenance services for electric and gas utilities and other customers. In addition, we provide underground facility locating services to a variety of utility companies, including telecommunication providers. Our underground facility locating services include locating telephone, cable television, power, water, sewer, and gas lines.

Business Strategy

Capitalize on Long-Term Growth Drivers. We are well positioned to benefit from the increased demand for network bandwidth that is necessary to ensure reliable video, voice, and data services. Significant developments in consumer applications, such as advanced digital and video service offerings, continue to increase the demands for greater capacity and reliability on the wireline and wireless networks of our customers. Additionally, demand for mobile broadband remains strong, driven by the proliferation of smart phones, tablets and other wireless data devices. The service offerings of telephone and cable companies continue to converge, with each offering reliable, competitively priced services to consumers and businesses. These accelerating developments have heightened the importance of network performance.

Selectively Increase Market Share. We believe our reputation for high quality and our ability to provide services nationally creates opportunities to expand our market share. Our decentralized operating structure and numerous points of contact within customer organizations position us favorably to win new opportunities with existing customers. Our significant financial resources enable us to address larger opportunities that some of our relatively capital-constrained competitors may be unable to perform. We do not intend to increase market share by pursuing unprofitable work.

Pursue Disciplined Financial and Operating Strategies. We manage the financial aspects of our business by centralizing certain activities that allow us to reduce costs through leveraging our scope and scale. We have centralized functions such as treasury, tax and risk management, the approval of capital equipment procurements, and the design and administration of employee benefit plans. We also centralize our information technology structure to provide enhanced operating efficiency. In contrast, we decentralize the recording of transactions and the financial reporting necessary for timely operational decisions. Decentralization promotes greater accountability for business outcomes from our local decision makers. We also maintain a decentralized approach to marketing, field operations, and ongoing customer service, empowering local managers to capture new business and execute contracts on a timely and cost-effective basis. Our approach enables us to utilize capital resources efficiently while retaining the organizational agility necessary to compete with smaller, privately owned competitors.

Pursue Selective Acquisitions. We pursue acquisitions that are operationally and financially beneficial for the Company as a whole. In particular, we pursue acquisitions that will provide us with incremental revenue and geographic diversification while complementing our existing operations. We generally target companies for acquisition that have defensible leadership positions in their market niches, profitability that meets or exceeds industry averages, proven operating histories, sound management and certain clearly identifiable cost synergies.

Acquisitions

Fiscal 2015 - During the first quarter of fiscal 2015, we acquired Hewitt Power & Communications, Inc. ("Hewitt") for $8.0 million, net of cash acquired. Hewitt provides specialty contracting services primarily for telecommunications providers in the Southeastern United States. We acquired the assets of two cable installation contractors for an aggregate purchase price of $1.5 million during the second quarter of fiscal 2015. During the fourth quarter of fiscal 2015, we acquired Moll's Utility Services, LLC ("Moll's") for $6.5 million, net of cash acquired. Moll's provides specialty contracting services primarily for utilities in the Midwest United States. We also acquired the assets of Venture Communications Group, LLC ("Venture") for $15.6 million during the fourth quarter of fiscal 2015. Venture provides specialty contracting services primarily for telecommunications providers in the Midwest and Southeastern United States. See Note 21, Subsequent Events, in the Notes to Consolidated Financial Statements regarding businesses acquired subsequent to fiscal 2015.

Fiscal 2014 - During the third quarter of fiscal 2014, we acquired a telecommunications specialty construction contractor in Canada for $0.7 million. Additionally, during the fourth quarter of fiscal 2014, we acquired Watts Brothers Cable Construction, Inc. ("Watts Brothers") for $16.4 million. Watts Brothers provides specialty contracting services primarily for telecommunications providers in the Midwest and Southeastern United States.

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

Customer Relationships

We have established relationships with many leading telecommunications providers, including telephone companies, cable television multiple system operators, wireless carriers, telecommunication equipment and infrastructure providers, and electric and gas utilities and others. Our customer base is highly concentrated, with our top five customers accounting for approximately 61.1%, 58.3% and 58.5% of our total revenues in fiscal 2015, 2014, and 2013, respectively. During fiscal 2015, we derived approximately 20.8% of our total revenues from AT&T Inc., 14.2% from CenturyLink, Inc., 12.9% from Comcast Corporation, 7.6% from Verizon Communications, Inc. and 5.6% from another significant customer. We believe that a substantial portion of our total revenues and operating income will continue to be generated from a concentrated group of customers.

We serve our markets locally through dedicated and experienced personnel. Our sales and marketing efforts are the responsibility of our subsidiaries' management teams who possess intimate knowledge of their particular markets, allowing us to be responsive to customer needs. Our executive management team supplements these efforts, both at the local and national levels, focusing on contact with the appropriate managers within our customers' organizations.

We perform a majority of our services under master service agreements and other arrangements that contain customer-specified service requirements, such as discrete pricing for individual tasks. We generally have multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often a number of exceptions, including the customer's ability to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer's own employees, and the use of other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, we are occasionally able to extend a portion of these agreements through negotiations. We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms generally three to four months in duration) and often include customary retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion.

Cyclicality and Seasonality

The cyclical nature of the industry we serve may affect demand for our services. The capital expenditure and maintenance budgets of our customers, and the related timing of approvals and seasonal spending patterns, influence our revenues and results of operations. The business demands of our customers and the demands of their consumers, the introduction of new communication technologies, the physical maintenance needs of customer infrastructure, the actions of our government and the Federal Communications Commission, and overall economic conditions may affect the capital expenditures and maintenance budgets of our telecommunications customers. Changes in our mix of customers, contracts, and business activities, as well as changes in the general level of construction activity also drive variations in revenues and results of operations.

Our revenues and results of operations exhibit seasonality as we perform a significant portion of our work outdoors. Consequently, extended periods of adverse weather, which are more likely to occur during the winter season, impact our operations during our second and third fiscal quarters. In addition, a disproportionate percentage of paid holidays fall within our second fiscal quarter, which decreases the number of available workdays. Because of these factors, we may experience reduced revenue and profitability in the second and/or third quarters of our fiscal year.

Backlog

Our backlog consists of the estimated uncompleted portion of services to be performed under contractual agreements with our customers and totaled $3.680 billion and $2.331 billion at July 25, 2015 and July 26, 2014, respectively. The increase in backlog from July 26, 2014 primarily relates to new awards and extensions during fiscal 2015. We expect to complete 44.0% of the July 25, 2015 backlog during the next twelve months. Our backlog estimates represent amounts under master service agreements and other contractual agreements for services projected to be performed over the terms of the contracts and are based on contract terms, our historical experience with customers and, more generally, our experience in similar procurements. The significant majority of our backlog estimates comprise services under master service agreements and long-term contracts.

Revenue estimates included in our backlog can be subject to change because of project accelerations, cancellations, or delays due to various factors, including but not limited to commercial issues and adverse weather. These factors can also cause revenue to be realized in different periods or in different amounts from those originally reflected in backlog. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. While we did not experience any material cancellations during fiscal 2015, 2014, or 2013, many of our customers may cancel our contracts upon notice regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

Backlog is not a measure defined by United States generally accepted accounting principles; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.

Competition

The specialty contracting services industry in which we operate is highly fragmented and includes a large number of participants. We compete with several large corporations and numerous small, privately owned companies. We also face competition from the in-house service organizations of our existing and prospective customers, particularly telecommunications providers that employ personnel who perform some of the same services we provide. Relatively few barriers to entry exist in the markets in which we operate. As a result, any organization that has adequate financial resources, access to technical expertise, and the necessary equipment and materials may become a competitor. The principal competitive factors for our services include geographic presence, breadth of service offerings, worker and general public safety, price, quality of service, and industry reputation. We believe that we meet or exceed the abilities of our competitors when evaluated against these factors.

Employees

We employed approximately 11,159 persons as of July 25, 2015. Our workforce includes a core group of technical and managerial personnel to supervise our projects and fluctuates in size to meet the demands of our customers. We consider our relations with employees to be good and believe our future success will depend, in part, on our continuing ability to attract, hire, and retain skilled and experienced personnel.

Materials and Subcontractors

For a majority of the contract services we perform, our customers provide all materials required, while we provide the necessary personnel, tools, and equipment. Because our customers retain the financial and performance risk associated with materials they provide, we do not include associated amounts in our revenue or costs of sales. Under contracts that require us to supply part or all of the required materials, we are not dependent upon any one source for materials and do not anticipate experiencing procurement difficulties.

We contract with independent subcontractors to help manage fluctuations in work volumes and reduce the amount that we may otherwise be required to expend on fixed assets and working capital. These independent subcontractors are typically small, locally owned companies, that provide their own employees, vehicles, tools and insurance coverage. There are no individual independent subcontractors that are significant to the Company.

Safety and Risk Management

We are committed to instilling safe work habits within our employees through proper training and supervision and expect adherence to safety practices that ensure a safe work environment. Our safety program requires employees to participate in safety training relevant to the work they perform and that which is required by law. The safety directors of our businesses review safety incidents and claims for our operations, examine trends, and implement changes in procedures to address safety issues. Claims arising in our business generally include workers' compensation claims, various general liability and damage claims, and claims related to motor vehicle collisions, including personal injury and property damage. For claims within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability, workers' compensation, employee group health, and damages associated with underground facility locating services.

We carefully monitor claims and actively participate with our insurers in determining claims estimates and adjustments. We accrue the estimated costs of claims as liabilities, and include estimates for claims incurred but not reported. Due to fluctuations in our loss experience from year to year, insurance accruals have varied and can affect the consistency of our operating margins. Our business could be materially and adversely affected if we experience insurance claims in excess of our umbrella coverage limit. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 8, Accrued Insurance Claims, in the Notes to Consolidated Financial Statements.

Environmental Matters

A significant portion of the work we perform is associated with the underground networks of our customers. We could be subject to potential material liabilities in the event we cause a release of hazardous substances or other environmental damage resulting from underground objects we encounter. Liabilities for contamination or exposure to hazardous materials, or failure to comply with environmental laws and regulations could result in significant costs including clean-up costs, fines, criminal sanctions for violations, and third party claims for property damage or personal injury. These costs as well as any direct impact to ongoing operations could adversely affect our results of operations and cash flows.

Executive Officers of the Registrant

The following table sets forth certain information concerning the Company's executive officers, all of whom serve at the pleasure of the Board of Directors.

Name	Age	Office	Executive Officer Since
Steven E. Nielsen	52	Chairman, President and Chief Executive Officer	February 26, 1996
Timothy R. Estes	61	Executive Vice President and Chief Operating Officer	September 1, 2001
H. Andrew DeFerrari	46	Senior Vice President and Chief Financial Officer	November 22, 2005
Richard B. Vilsoet	62	Vice President, General Counsel and Corporate Secretary	June 11, 2005
Kimberly Dickens	53	Vice President and Chief Human Resources Officer	March 24, 2014
Rebecca Brightly Roach	40	Vice President and Chief Accounting Officer	August 25, 2015

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

Richard B. Vilsoet has been the Company's General Counsel and Corporate Secretary since June 2005 and Vice President since November 2005. Before joining the Company, Mr. Vilsoet was a partner with Shearman & Sterling LLP. Mr. Vilsoet was with Shearman & Sterling LLP for over fifteen years.

Kimberly Dickens has been the Company's Vice President and Chief Human Resources Officer since March 2014. Before joining the Company, Ms. Dickens was the Vice President, Global Human Resources of Cooper Standard Automotive, Inc. from 2008 to 2013. Prior to this, she held a similar position at Federal Signal Corporation from 2004 to 2008 and spent over fifteen years in a variety of human resources leadership roles at Borg Warner Corporation.

Rebecca Brightly Roach has been the Company's Vice President and Chief Accounting Officer since August 2015. Ms. Brightly Roach joined the Company in January 2005 as Manager of SEC Reporting and has served as Director of Financial Reporting since 2010. Ms. Brightly Roach has over 15 years of experience in accounting and financial reporting.

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

Demand for our services is cyclical and vulnerable to economic downturns affecting the industries we serve. Demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the economy and telecommunications industry. During times of uncertain or slowing economic conditions, our customers often reduce their capital expenditures and defer or cancel pending projects. In addition, uncertain or adverse economic conditions that create volatility in the credit and equity markets may reduce the availability of debt or equity financing for our customers causing them to reduce capital spending. Any reduction in capital spending or deferral or cancellation of projects by our customers could reduce demand for our services, adversely affecting our operations, cash flows, and liquidity. These conditions make it difficult to estimate our customers' demand for our services and add uncertainty to the determination of our backlog.

We derive a significant portion of our revenues from master service agreements and long-term contracts which may be canceled by our customers upon notice, may not guaranty a specific amount of work, or which we may be unable to renew on negotiated terms. During fiscal 2015, we derived approximately 79.9% of our revenues from master service agreements and long-term contracts. The majority of these contracts are cancellable by our customers upon notice regardless of whether or not we are in default. In addition, our customers generally have no obligation to assign a specific amount of work to us under these agreements. Consequently, projected expenditures by customers are not assured until a definitive work order is placed with us and the work completed. This makes it difficult to estimate our customers' demand for our services. Furthermore, our customers generally require competitive bidding of these contracts upon expiration of their terms. We may not be able to renew a contract if our competitors reduce their prices and underbid us in order to procure business, or we could be required to lower the price charged for work under the contract being rebid in order to retain the contract. The loss of work obtained through master service agreements and long-term contracts or the reduced profitability of such work could adversely affect our results of operations, cash flows, and liquidity.

The telecommunications industry has experienced, and may continue to experience, rapid technological, structural, and competitive changes that could reduce the need for our services and adversely affect our revenues. We generate the majority of our revenues from customers in the telecommunications industry. The telecommunications industry is characterized by rapid technological change, intense competition and changing consumer demands. New technologies, or upgrades to existing technologies by customers could reduce the need for our services by enabling telecommunication companies to improve their networks without physically upgrading them. New, developing, or existing services could displace the wireline or wireless systems that we install and that our customers use to deliver services to consumers and businesses. Reduced demand for our services or a loss of a significant customer due to technological changes could adversely affect our results of operations, cash flows, and liquidity.

We derive a significant portion of our revenues from a limited number of customers, and the loss of one or more of these customers through industry consolidation or otherwise could adversely affect our revenues and profitability. Our customer base is highly concentrated, with our top five customers accounting for approximately 61.1%, 58.3% and 58.5% of our total revenues in fiscal 2015, 2014, and 2013, respectively. Revenues under our contracts with significant customers may vary from period to period depending on the timing or volume of work that those customers order or perform with their in-house service organizations. Our revenue could significantly decline if we were to lose one or more of our significant customers or if one or more of our customers elect to do the work we provide with their in-house service teams. Additionally, the telecommunications industry has been characterized by consolidation. In the case of a consolidation, merger or acquisition of an existing customer, the amount of work we receive could be reduced if procurement strategies employed by the surviving entity changes from that of the existing customer or the surviving entity uses a different service provider. The loss of work from a significant customer could adversely affect our results of operations, cash flows, and liquidity.

The specialty contracting services industry in which we operate is highly competitive. We compete with other specialty contractors, including numerous small, privately owned companies, as well as several large corporations that may have financial, technical, and marketing resources exceeding ours. Relatively few barriers to entry exist in the markets in which we operate. Any organization may become a competitor if they have adequate financial resources, access to technical expertise, and the necessary equipment and materials. Additionally, our competitors may develop expertise, experience and resources to provide services that are equal or superior to our services in both price and quality, and we may not be able to maintain or enhance our competitive position. We also face competition from the in-house service organizations of our customers whose personnel perform some of the services that we provide. We can offer no assurance that our existing or prospective customers will continue to outsource specialty contracting services in the future. Our results of operations, cash flows, and liquidity could be materially and adversely affected if we are unsuccessful in bidding on projects, if our ability to win projects requires that we settle for lesser margins or if our customers reduce the amount of specialty contracting services that are outsourced.

Our profitability is based on our delivering services within the estimated costs established when pricing our contracts. We recognize revenues under the percentage of completion method of accounting using the units-of-delivery or cost-to-cost measures. For the majority of our contracts, we recognize revenue as each unit is completed under the units-of-delivery percentage of completion method. Due to the fixed price nature of these contracts, our profitability could decline if our actual cost to complete each unit exceeds our original estimates. Under the cost-to-cost measure of completion, we recognize revenue based on the ratio of contract costs incurred to date to total estimated contract costs. Application of the percentage of completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. The cost estimation process is based on the knowledge and experience of our project managers and financial professionals. Any changes in original cost estimates, or the assumptions underpinning such estimates, may result in changes to costs and income. We recognize these changes in the period in which they are determined, potentially resulting in significant changes to previously reported results.

We have a significant amount of accounts receivable and costs and estimated earnings in excess of billings, which could become uncollectible. We extend credit to our customers as a result of performing work under contract prior to billing for that work. We periodically assess the credit risk of our customers and regularly monitor the timeliness of their payments. However, slowing conditions in the industries we serve, bankruptcies or financial difficulties within the telecommunications sector may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. As of July 25, 2015, we had net accounts receivable of $315.1 million and costs and estimated earnings in excess of billings of $274.7 million. The failure or delay in payment by our customers could reduce our expected cash flows and adversely affect our liquidity and profitability.

We retain the risk of loss for certain insurance related liabilities. Within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability, workers' compensation, employee group health, and damages associated with underground facility locating services. We are self-insured for the majority of all claims because most claims against us do not exceed the deductibles under our insurance policies. We estimate and develop our accrual for these claims, including losses incurred but not reported, based on facts, circumstances and historical evidence. However, the estimate for accrued insurance claims remains subject to uncertainty as it depends in part on factors not known with precision. These factors include the estimated development of claims, the payment pattern of claims incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations. Should the cost of actual claims exceed what we have anticipated, our recorded reserves may not be sufficient, and we could incur substantial additional unanticipated charges. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Accrued Insurance Claims, and Note 8, Accrued Insurance Claims, of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Our backlog is subject to reduction or cancellation. Our backlog consists of the estimated uncompleted portion of services to be performed under contractual obligations with our customers. Our backlog estimates represent amounts under master service agreements and other contractual agreements for services projected to be performed over the terms of the contracts and are based on contract terms, our historical experience with customers and, more generally, our experience in similar procurements. The significant majority of our backlog estimates comprise services under master service agreements and long-term contracts. Revenue estimates included in our backlog can be subject to change because of project accelerations, cancellations, or delays due to various factors, including but not limited to commercial issues and adverse weather. These factors can also cause revenue to be realized in different periods or in different amounts from those originally reflected in backlog. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract and may cancel a contract for convenience. Our estimates of a customer's requirements during a particular future period may prove to be inaccurate. As a result, our backlog as of any particular date is an uncertain indicator of future revenues and earnings.

We may incur impairment charges on goodwill or other intangible assets. We account for goodwill and other intangibles in accordance with Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 350, Intangibles-Goodwill and Other ("ASC Topic 350"). Our goodwill resides in multiple reporting units. We assess goodwill and other indefinite-lived intangible assets for impairment annually, as of the first day of the fourth fiscal quarter of each year in order to determine whether their carrying value exceeds their fair value. In addition, reporting units are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of the goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized. Any such write-down would adversely affect our results of operations.

The profitability of individual reporting units may suffer periodically due to downturns in customer demand and the level of overall economic activity, including in particular construction and housing activity. Our customers may reduce capital expenditures and defer or cancel pending projects during times of slowing economic conditions. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of our reporting units. The cyclical nature of our business, the high level of competition existing within our industry, and the concentration of our revenues from a limited number of customers may also cause results to vary. These factors may affect individual reporting units disproportionately, relative to the Company as a whole. As a result, the performance of one or more of the reporting units could decline, resulting in an impairment of goodwill or intangible assets. In addition, adverse changes to the key valuation assumptions contributing to the fair value of our reporting units could result in an impairment of goodwill or intangible assets.

We may be subject to periodic litigation and regulatory proceedings, including Fair Labor Standards Act and state wage and hour class action lawsuits, which may adversely affect our business and financial performance. From time to time, we may be involved in lawsuits and regulatory actions brought or threatened against us in the ordinary course of business. These actions and proceedings may involve claims for, among other things, compensation for alleged personal injury, workers' compensation, employment discrimination, breach of contract or property damage. In addition, we may be subject to class action lawsuits involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts in these types of lawsuits, and the magnitude of the potential loss may remain unknown for substantial periods of time. In addition, plaintiffs in many types of actions may seek punitive damages, civil penalties, consequential damages or other losses, or injunctive or declaratory relief. The ultimate resolution of these matters through settlement, mediation, or court judgment could have a material impact on our financial condition, results of operations, and cash flows. These proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves. For a description of current legal proceedings, see Item 3, Legal Proceedings, and Note 18, Commitments and Contingencies, of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

The loss of one or more of our executive officers or other key employees could adversely affect our business. We depend on the services of our executive officers and the senior management of our subsidiaries who have many years of experience in our industry. The loss of any one of them could negatively affect our customer relationships or the ability to execute our business strategy, adversely affecting our operations. Although we have entered into employment agreements with certain of our executive officers and other key employees, we cannot guarantee that any of them or other key management personnel will remain employed by us for any length of time. We do not carry "key-person" life insurance on any of our employees.

Our business is labor intensive, and we may be unable to attract and retain qualified employees. Our ability to employ, train, and retain skilled personnel is necessary to operate our business and maintain productivity and profitability. We cannot be certain that we will be able to maintain the skilled labor force necessary to operate efficiently and support our growth strategy. Our ability to do so depends on a number of factors, such as general rates of employment, competitive demands for employees possessing the skills we need and the level of compensation required to hire and retain qualified employees. In addition, our labor costs may increase when there is a shortage in the supply of skilled personnel and these increases may not be able to be passed on to our customers due to the long term nature of our contracts, thereby adversely affecting our results of operations.

We may be unable to secure sufficient independent subcontractors to fulfill our obligations, or our independent subcontractors may fail to satisfy their obligations. We contract with independent subcontractors to help manage fluctuations in work volumes and reduce the amount that we may otherwise be required to expend on fixed assets and working capital. If we are unable to secure independent subcontractors at a reasonable cost or at all, we may be delayed in completing work under a contract or the cost of completing the work may increase. In addition, we may have disputes with these independent subcontractors arising from, among other things, the quality and timeliness of the work they have performed. We may incur additional costs in order to correct such shortfalls in the work performed by subcontractors. Any of these factors could adversely affect the quality of our service, our ability to perform under certain contracts and the relationship with our customers, which could have an adverse effect on our results of operations, cash flows, and liquidity.

The nature of our business exposes us to warranty claims, which may reduce our profitability. We typically warrant the services we provide, guaranteeing the work performed against defects in workmanship and the material we supply. Historically, warranty claims have not been material as our customers evaluate much of the work we perform for defects shortly after work is completed. However, if warranty claims occur, we could be required to repair or replace warrantied items at our cost. In addition, our customers may elect to repair or replace the warrantied item by using the services of another provider and require us to pay for the cost of the repair or replacement. Costs incurred as a result of warranty claims could adversely affect our operating results and financial condition.

Higher fuel prices may increase our cost of doing business, and we may not be able to pass along added costs to customers. Fuel prices fluctuate based on market events outside of our control. Most of our contracts do not allow us to adjust our pricing for higher fuel costs during a contract term and we may be unable to secure price increases reflecting rising costs when renewing or bidding contracts. As a result, higher fuel costs may negatively affect our financial condition and results of operations. Although we may hedge our anticipated fuel purchases with the use of financial instruments, underlying commodity costs have been volatile in recent periods. Accordingly, there can be no assurance that, at any given time, we will have financial instruments in place to hedge against the impact of increased fuel costs. To the extent we enter into hedge transactions, declines in fuel prices below the levels established in the financial instruments may require us to make payments, which could have an adverse impact on our financial condition and results of operations.

Our results of operations fluctuate seasonally. Our revenues and results of operations exhibit seasonality as we perform a significant portion of our work outdoors. Consequently, extended periods of adverse weather impact our operations. Adverse weather is most likely to occur during the winter, our second and third fiscal quarters. In addition, a disproportionate percentage of paid holidays fall within our second fiscal quarter, which decreases the number of available workdays. Because of these factors, we may experience periods of reduced revenue and profitability. These periods are most likely to occur in the second and/or third quarters of our fiscal year.

Our financial results include certain estimates and assumptions that may differ from actual results. In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, a number of estimates and assumptions are made by management that affect the amounts reported in the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is either dependent on future events or cannot be calculated with a high degree of precision from available data. In some instances, these estimates are particularly uncertain and we must exercise significant judgment. Estimates are primarily used in our assessment of the recognition of revenue for costs and estimated earnings under the percentage of completion method of accounting, allowance for doubtful accounts, the fair value of reporting units for goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, the purchase price allocations of businesses acquired, accrued insurance claims, income taxes, asset lives used in computing depreciation and amortization, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. At the time they are made, we believe that such estimates are fair when considered in conjunction with our consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to our financial statements.

Failure to integrate future acquisitions successfully could adversely affect our business and results of operations. As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review various opportunities and periodically engage in discussions regarding possible acquisitions. Future acquisitions may divert management's attention from our existing business and expose us to operational challenges and risks, including retaining management and other key employees; unanticipated issues in integrating information, communications and other systems; assumption of unknown liabilities or liabilities for which inadequate reserves have been established; consolidating corporate and administrative infrastructures; and failure to manage successfully and coordinate the growth of the combined company. These factors could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy which could materially affect our business, financial condition, and results of operations.

Unanticipated changes in our tax rates or exposure to additional income and other tax liabilities could affect our profitability. We are subject to income taxes in many different jurisdictions of the United States and Canada and certain of our tax liabilities are subject to the apportionment of income to different jurisdictions. Changes in the mix of earnings in locations with differing tax rates, the valuation of deferred tax assets and liabilities or tax laws may adversely affect our effective tax rate. An increase to our effective tax rate may increase our tax obligations. In addition, the amount of income and other taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.

The indenture under which our senior subordinated notes were issued and our bank credit facility impose restrictions that may prevent us from engaging in beneficial transactions. As of July 25, 2015, we had outstanding an aggregate principal amount of $277.5 million in senior subordinated notes due 2021. We also have a credit agreement with a syndicate of banks, which provides for a $150 million term loan and a $450 million revolving facility, including a sublimit of $200 million for the issuance of letters of credit. As of July 25, 2015, we had $95.3 million of outstanding borrowings under the revolving facility, $150.0 million outstanding under the term loan and $54.4 million of outstanding letters of credit issued under the credit agreement. The terms of our indebtedness contain covenants that restrict our ability to, among other things: make certain payments, including the payment of dividends, redeem or repurchase our capital stock, incur additional indebtedness and issue preferred stock, make investments or create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell certain assets, and enter into transactions with affiliates. In addition, the credit agreement requires us to comply with a consolidated leverage ratio and a consolidated interest coverage ratio. A default under our credit agreement or the indenture governing the senior subordinated notes could result in the acceleration of our obligations under either or both of those instruments as a result of cross acceleration and cross default provisions. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.

Many of our telecommunications customers are highly regulated, and new regulations or changes to existing regulations may adversely impact their demand for and the profitability of our specialty contracting service. The Federal Communications Commission (“FCC”) regulates many of our telecommunications customers and may alter its application of current regulations and impose additional regulations. If existing or new regulations adversely affect our telecommunications customers and the profitability of the services they provide, our customers may reduce expenditures, which could affect the demand for specialty contracting services.

We may incur liabilities or suffer negative financial impact relating to occupational health and safety matters. Our operations are subject to stringent laws and regulations governing workplace safety. Our workers frequently operate heavy machinery and work near high voltage lines, subjecting them and others to potential injury or death. If any of our workers or other persons are injured or killed in the course of our operations, we could be found to have violated relevant safety regulations, resulting in a fine or, in extreme cases, criminal sanction. In addition, if our safety record were to deteriorate substantially over time, customers could decide to cancel our contracts or not award us future business.

Our failure to comply with environmental laws could result in significant liabilities. A significant portion of the work we perform is associated with the underground networks of our customers. We could be subject to potential material liabilities in the event we cause or are responsible for a release of hazardous substances or other environmental damage. Liabilities for contamination or exposure to hazardous materials, or failure to comply with environmental laws and regulations could result in significant costs including clean-up costs, fines, criminal sanctions for violations, and third party claims for property damage or personal injury. These costs as well as any direct impact to ongoing operations could adversely affect our results of operations and cash flows. In addition, new laws and regulations, altered enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or create new or increased liabilities that could harm our financial condition and results of operations.

We may not have access in the future to sufficient funding to finance desired growth. Using cash for operational growth, capital expenditures, share repurchases, or acquisitions may limit our financial flexibility and make us more likely to seek additional capital through future debt or equity financings. Our existing debt agreements contain significant restrictions on our operational and financial flexibility, including our ability to incur additional debt. In addition, if we seek to incur more debt, we may be required to agree to additional covenants that further limit our operational and financial flexibility. If we pursue additional debt or equity financings, we cannot be certain that such funding will be available on terms acceptable to us or at all.

Our capital expenditures may fluctuate because of changes in business requirements. Our anticipated capital expenditure requirements may vary from time to time because of changes in our business. Increased capital expenditures will use cash flow and may increase our borrowing costs if cash for capital expenditures is not available from operations.

Increases in our health insurance costs could adversely affect our results of operations and cash flows. The costs of employee health care insurance have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions. Additionally, we may incur additional costs because of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Care Reform Laws"). Provisions of these laws have become and will become effective in calendar 2015 and at various dates over the next several years. Because of the breadth and complexity of these laws, the lack of regulations and guidance on implementation, and the phased-in nature of the new regulations, as well as other health care reform legislation considered by Congress and state legislations, we cannot predict with certainty the future effect of these laws on us. A continued increase in health care costs or additional costs incurred as a result of the Health Care Reform Laws or other future health care reform laws imposed by Congress or state legislations could have a negative impact on our financial position and results of operations.

Several of our subsidiaries participate in multiemployer pension plans under which we could incur material liabilities in certain circumstances. Pursuant to collective bargaining agreements, several of our subsidiaries participate in various multiemployer pension plans that generally provide defined pension benefits to covered employees. Because of the nature of multiemployer plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets contributed by an employer to a multiemployer plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer. Under the Employee Retirement Income Security Act, absent an applicable exception, a contributing employer to an underfunded multiemployer plan is liable upon termination or withdrawal from a plan, for its proportionate share of the plan's unfunded vested liability. We currently do not intend to withdraw from any multiemployer plan in which we participate. However, a future withdrawal from a multiemployer pension plan in which we participate could result in a material withdrawal liability to the extent that any unfunded vested liability under such plan is allocable to the Company. In addition, if any of the plans in which we participate becomes underfunded as defined by the Pension Protection Act of 2006, we may be required to make additional cash contributions related to the underfunding of those plans.

Failure to protect critical data and technology systems adequately could materially affect our operations. We use our own information technology systems as well as those of our business partners to maintain certain data and provide reports. Third-party security breaches, employee error, malfeasance or other irregularity may compromise our measures to protect these systems and may result in persons obtaining unauthorized access to our or our customers' data or accounts. The occurrence of any such event could have a material adverse effect on our business.

The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2015, our common stock fluctuated from a low of $25.67 per share to a high of $69.62. We may continue to experience significant volatility in the market price of our common stock due to numerous factors, including, but not limited to:

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

Item 3. Legal Proceedings.

In May 2013, CertusView Technologies, LLC (“CertusView”), a wholly-owned subsidiary of the Company, filed suit against S & N Communications, Inc. and S & N Locating Services, LLC (“defendants”) in the United States District Court for the Eastern District of Virginia alleging infringement of certain United States patents. In January 2015, the District Court granted defendants’ motion for judgment on the pleadings for failure to claim patent-eligible subject matter, and entered final judgment on those claims the same day. CertusView filed a Notice of Appeal in February 2015 with the Court of Appeals for the Federal Circuit. In May 2015, the District Court re-opened the case to allow defendants to proceed with inequitable conduct counterclaims. In July 2015, the Court of Appeals dismissed the appeal in that court pending resolution of proceedings in the District Court. An unfavorable outcome for the inequitable conduct counterclaims may result in an award of attorneys’ fees, costs, and expenses. It is too early to evaluate the likelihood of an outcome to this matter. We intend to vigorously defend ourselves against the remaining counterclaims and appeal the judgment.

In November 2013, the wife of a former employee of Nichols Construction, LLC (“Nichols”), a wholly-owned subsidiary of the Company, commenced a lawsuit against Nichols in the Circuit Court of Barbour County, West Virginia. The lawsuit, filed on behalf of the former employee’s estate, is based upon a “deliberate intent” claim pursuant to West Virginia Code in connection with the employee's death at work. The plaintiff seeks unspecified damages and other relief. In December 2013, Nichols removed the case to the United States District Court for the Northern District of West Virginia, and in January 2015, filed a motion for summary judgment with respect to certain of the “deliberate intent” issues in the lawsuit. In May 2015, the parties agreed to settle the matter for $0.6 million. The Court has vacated the pending trial schedule and ordered the parties to file a Petition with the Court for a hearing to approve the settlement considering that the primary beneficiary is a minor. The proposed settlement is included in insurance recoveries/receivables related to accrued claims as of July 25, 2015. The hearing date has not been set, but it is expected to take place in September 2015.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Our Common Stock

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DY". The following table shows the range of high and low closing sales prices for each quarter within the last two fiscal years as reported on the NYSE:

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter	$33.68	$26.17	$31.39	$24.77
Second Quarter	$35.65	$25.67	$30.50	$27.05
Third Quarter	$49.89	$30.81	$33.52	$25.05
Fourth Quarter	$69.62	$45.84	$32.81	$27.98

Holders

As of September 1, 2015, there were approximately 589 holders of record of our $0.33 1/3 par value per share common stock.

Dividend Policy

We have not paid cash dividends since 1982. Our Board of Directors periodically evaluates our dividend policy based on our financial condition, profitability, cash flow, capital requirements, and the outlook of our business. We currently intend to retain any earnings for use in the business, including for investment in acquisitions, and consequently, do not anticipate paying any cash dividends on our common stock in the foreseeable future. Additionally, the indenture governing our senior subordinated notes contains covenants that restrict our ability to make certain payments, including the payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A.

Issuer Purchases of Equity Securities During the Fourth Quarter of Fiscal 2015

The following table summarizes the Company's purchases of its common stock during the three months ended July 25, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 26, 2015 - May 23, 2015	6,860 (a)	$55.57	—	(b)
May 24, 2015 - June 20, 2015	70,000	$58.49	—	(b)
June 21, 2015 - July 25, 2015	836,156	$62.62	—	(b)

(a)
Represents shares withheld to meet payroll tax withholdings obligations arising from the vesting of restricted share units. All shares withheld have been canceled and do not reduce our total share repurchase authority.

(b)
On February 24, 2015, the Company announced that its Board of Directors authorized $40.0 million to repurchase shares of the Company's outstanding common stock through August 2016 in open market or private transactions. During the third and fourth quarters of fiscal 2015, the Company repurchased 718,403 shares for $40.0 million under this authorization. On July 1, 2015, the Company announced that its Board of Directors authorized an additional $40.0 million to repurchase shares of the Company's outstanding common stock through December 2016 in open market or private transactions. During the fourth quarter of fiscal 2015, the Company repurchased 462,753 shares for $30.0 million under this authorization. As of July 25, 2015, approximately $10.0 million remained available for repurchases. During August 2015, the Company repurchased 149,224 shares of its common stock in open market transactions, at an average price of $67.01 per share, for approximately $10.0 million under its share repurchase program authorized on July 1, 2015. On August 25, 2015, the Company announced that its Board of Directors authorized an additional $50.0 million to repurchase shares of the Company's outstanding common stock through February 2017 in open market or private transactions. As of September 4, 2015, $50.0 million remained available for repurchases.

Performance Graph

The performance graph below compares the five year cumulative total return for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard & Poor’s (S&P) 500 Composite Stock Index and that of a selected peer group consisting of MasTec, Inc., Quanta Services, Inc., MYR Group, Inc., and Willbros Group, Inc. The graph assumes an investment of $100 in our common stock and in each of the respective indices noted on July 31, 2010. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of the possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Dycom Industries, Inc., the S&P 500 Index, and a Selected Peer Group
___________
*$100 invested on 7/31/10 in stock or index, including reinvestment of dividends. Fiscal year ending July 31.

Copyright © 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6. Selected Financial Data.

Our fiscal year ends on the last Saturday in July. As a result, each fiscal year consists of either fifty-two weeks or fifty-three weeks of operations (with an additional week of operations occurring in the fourth quarter). Fiscal 2015, 2014, 2013, 2012 and 2011 all consisted of 52 weeks. Fiscal 2016 will consist of fifty-three weeks of operations. The following selected financial data is derived from the audited consolidated financial statements for the applicable fiscal year.

The results of operations of businesses acquired are included in our selected financial data from their dates of acquisition. This data should be read in conjunction with our consolidated financial statements and notes thereto, and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year
	2015 (2)	2014	2013 (3)	2012	2011 (4)
	(Dollars in thousands, except per share amounts)
Operating Data:
Revenues	$2,022,312	$1,811,593	$1,608,612	$1,201,119	$1,035,868
Net income	$84,324	$39,978	$35,188	$39,378	$16,107
Earnings Per Common Share:
Basic	$2.48	$1.18	$1.07	$1.17	$0.46
Diluted	$2.41	$1.15	$1.04	$1.14	$0.45
Balance Sheet Data (at end of period):
Total assets	$1,358,864	$1,212,354	$1,154,208	$772,193	$724,755
Long-term liabilities	$624,954	$530,888	$526,032	$264,699	$254,391
Stockholders' equity (1)	$507,200	$484,934	$428,361	$392,931	$351,851

(1)	We repurchased shares of our common stock as follows:

	Fiscal Year
	2015	2014	2013	2012	2011
Shares	1,669,924	360,900	1,047,000	597,700	5,389,500
Amount Paid (Dollars in millions)	$87.1	$10.0	$15.2	$13.0	$64.5
Average Price Per Share	$52.19	$27.71	$14.52	$21.68	$11.98

(2)
On April 24, 2015, we amended our existing credit agreement to extend its maturity date to April 24, 2020. The amendment increased the maximum revolver commitment from $275 million to $450 million, increased the term loan facility to $150 million, and increased the sublimit for the issuance of letters of credit from $150 million to $200 million. See Note 10, Debt, in Notes to the Consolidated Financial Statements.

(3)
On December 3, 2012, we acquired substantially all of the telecommunications infrastructure services subsidiaries (the "Acquired Subsidiaries") of Quanta Services, Inc. for the sum of $275.0 million in cash, an adjustment of approximately $40.4 million for working capital received in excess of a target amount, and approximately $3.7 million for other specified items. Additionally, on December 3, 2012, we entered into a new, five-year credit agreement which provided for a $275 million revolving facility, a $125 million term loan and contained a sublimit of $150 million for the issuance of letters of credit. On December 12, 2012, we issued an additional $90.0 million aggregate principal amount of 7.125% senior subordinated notes due 2021. The net proceeds of this issuance were used to repay a portion of the borrowings under the credit facility. In connection with businesses acquired in fiscal 2013, we incurred approximately $6.8 million and $3.4 million of acquisition expenses and integration costs, respectively.

(4)
During fiscal 2011, we issued $187.5 million aggregate principal amount of 7.125% senior subordinated notes due 2021 in a private placement. A portion of the net proceeds was used to fund a tender offer and redemption of the $135.35 million outstanding aggregate principal amount of our 8.125% senior subordinated notes due 2015 (the "2015 Notes"). During fiscal 2011, we recognized debt extinguishment costs consisting of (a) $6.0 million in tender premiums and legal and professional fees associated with the tender offer to purchase the $135.35 million outstanding aggregate principal amount of the 2015 Notes and the subsequent redemption of the remaining balance of the 2015 Notes not tendered for purchase, and (b) $2.3 million in deferred debt issuance costs that were written off as a result of the completion of the tender offer and redemption.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto, as well as Part I, Item 1, Business, and Part II, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Introduction

We are a leading provider of specialty contracting services throughout the United States and in Canada. Our subsidiary companies provide program management, engineering, construction, maintenance, and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities. We provide the labor, tools and equipment necessary to design, engineer, locate, maintain, expand, install and upgrade the telecommunications infrastructure of our customers.

Significant developments in consumer applications within the telecommunications industry, including advanced digital and video service offerings, continue to increase demand for greater capacity and reliability of our customers' wireline and wireless networks. Telecommunications providers outsource a significant portion of their engineering, construction, maintenance, and installation requirements, driving demand for our services.

Telecommunications network operators are increasingly deploying fiber optic cable technology deeper into their networks and closer to consumers and businesses in order to respond to consumer demand, competitive realities, and public policy support. Several large telephone companies have pursued fiber-to-the-premise and fiber-to-the-node initiatives to compete actively with cable operators. Cable companies continue to increase the speeds of their services to residential customers and to deploy fiber to business customers. Many industry participants are deploying networks designed to provision 1-gigabit speeds to individual consumers.

Opportunities exist to improve rural networks as a result of Phase II of the Connect America Fund. This six-year program, administered by the Federal Communications Commission, will provide $1.676 billion in funding per year to price cap carriers and others to expand and support broadband deployments in rural areas. We expect this program to contribute to demand for services in our industry.

Significant demand for wireless broadband is driven by the proliferation of smart phones and other mobile data devices. Wireless carriers are actively spending on their networks to respond to the significant increase in wireless data traffic, upgrade network technologies to improve performance and efficiency and consolidate disparate technology platforms. Further, the demand for mobile broadband has increased bandwidth requirements on the wired networks of our customers. These trends are driving demand for our services and increasing wireless data traffic is prompting further wireline deployments.

The cyclical nature of the industry we serve may affect demand for our services. The capital expenditure and maintenance budgets of our customers, and the related timing of approvals and seasonal spending patterns, influence our revenues and results of operations. The business demands of our customers and the demands of their consumers, the introduction of new communication technologies, the physical maintenance needs of customer infrastructure, the actions of our government and the Federal Communications Commission, and overall economic conditions may affect the capital expenditures and maintenance budgets of our telecommunications customers. Changes in our mix of customers, contracts, and business activities, as well as changes in the general level of construction activity also drive variations in revenues and results of operations.

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable television multiple system operators, wireless carriers, telecommunication equipment and infrastructure providers, and electric and gas utilities. Our customer base is highly concentrated, with our top five customers accounting for approximately 61.1%, 58.3%, and 58.5% of our total revenues in fiscal 2015, 2014, and 2013, respectively. The following reflects the percentage of total revenue from customers who contributed at least 2.5% to our total revenue during fiscal 2015, 2014, and 2013:

	Fiscal Year Ended
	2015	2014	2013
AT&T Inc.	20.8%	19.2%	15.5%
CenturyLink, Inc.	14.2%	13.8%	14.6%
Comcast Corporation	12.9%	11.7%	10.9%
Verizon Communications Inc.	7.6%	8.2%	9.6%
Time Warner Cable Inc.	4.9%	5.5%	4.5%
Windstream Corporation	4.7%	5.3%	7.9%
Charter Communications, Inc.	3.2%	4.5%	5.7%

In addition, another customer contributed 5.6% and 3.2% to our total revenue during fiscal 2015 and 2014, respectively, and an immaterial amount of revenue during fiscal 2013.

We generally have multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often a number of exceptions, including the customer's ability to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer's own employees, and the use of other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, we are occasionally able to extend a portion of these agreements through negotiations. Revenues from multi-year master service agreements were approximately 65.2% of total contract revenues during fiscal 2015 and 65.2% during each of fiscal 2014 and 2013.

We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms generally three to four months in duration) and often include customary retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion. Revenues from long-term contracts for specific projects were 14.7%, 13.7% and 11.8% as a percentage of total contract revenues during fiscal 2015, 2014, and 2013, respectively.

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

Fiscal 2015 - During the first quarter of fiscal 2015, we acquired Hewitt Power & Communications, Inc. ("Hewitt") for $8.0 million, net of cash acquired. Hewitt provides specialty contracting services primarily for telecommunications providers in the Southeastern United States. We acquired the assets of two cable installation contractors for an aggregate purchase price of $1.5 million during the second quarter of fiscal 2015. During the fourth quarter of fiscal 2015, we acquired Moll's Utility Services, LLC ("Moll's") for $6.5 million, net of cash acquired. Moll's provides specialty contracting services primarily for utilities in the Midwest United States. We also acquired the assets of Venture Communications Group, LLC ("Venture") for $15.6 million during the fourth quarter of fiscal 2015. Venture provides specialty contracting services primarily for telecommunications providers in the Midwest and Southeastern United States. See Note 21, Subsequent Events, in the Notes to Consolidated Financial Statements regarding businesses acquired subsequent to fiscal 2015.

Fiscal 2014 - During the third quarter of fiscal 2014, we acquired a telecommunications specialty construction contractor in Canada for $0.7 million. Additionally, during the fourth quarter of fiscal 2014, we acquired Watts Brothers Cable Construction, Inc. ("Watts Brothers") for $16.4 million. Watts Brothers provides specialty contracting services primarily for telecommunications providers in the Midwest and Southeastern United States.

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

Understanding Our Results of Operations

The following information is presented in order for the reader to better understand certain factors impacting our results of operations and profitability and should be read in conjunction with Critical Accounting Policies and Estimates below as well as Note 1, Basis of Presentation and Accounting Policies, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Revenues. We recognize revenues under the percentage of completion method of accounting using the units-of-delivery or cost-to-cost measures as more fully described within Critical Accounting Policies and Estimates below.

Cost of Earned Revenues. Cost of earned revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by independent subcontractors, operation of capital equipment (excluding depreciation), direct materials, insurance costs, and other direct costs. For claims within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability, workers' compensation, employee group health, and damages associated with underground facility locating services.

General and Administrative Expenses. General and administrative expenses consist primarily of employee compensation and related expenses, including performance-based compensation and stock-based compensation, legal, consulting and professional fees, information technology and development costs, provision for or recoveries of bad debt expense, acquisition and integration costs of businesses acquired, and other costs not directly related to the provision of our services under customer contracts. We incur information technology and development costs primarily to support and enhance our operating efficiency. To protect our rights, we have filed for patents on certain of our innovations. Our executive management team and the senior management of our subsidiaries perform substantially all of our sales and marketing functions as part of their management responsibilities. Accordingly, we have not incurred material expenses for sales and marketing efforts.

Depreciation and Amortization. Our property and equipment primarily consists of vehicles, equipment and machinery, and computer hardware and software. We depreciate property and equipment on a straight-line basis over the estimated useful lives of the assets. In addition, certain reporting units have intangible assets, including customer relationships, contract backlog, trade names, and non-compete intangibles, which we amortize over the estimated useful lives. We recognize amortization of customer relationship intangibles and acquired contract backlog intangibles on an accelerated basis as a function of the expected economic benefit. We recognize amortization of our other finite-lived intangibles on a straight-line basis over the estimated useful life.

Interest Expense, Net and Other Income, Net. Interest expense, net, consists of interest incurred on outstanding debt and certain other obligations, and amortization of deferred financing costs. Other income, net, primarily consists of gains or losses from sales of fixed assets.

Seasonality and Quarterly Fluctuations. Our revenues and results of operations exhibit seasonality as we perform a significant portion of our work outdoors. Consequently, extended periods of adverse weather, which are more likely to occur during the winter season, impact our operations during our second and third fiscal quarters. In addition, a disproportionate percentage of paid holidays fall within our second fiscal quarter, which decreases the number of available workdays. Because of these factors, we may experience reduced revenue and profitability in the second and/or third quarters of our fiscal year.

We experience quarterly variations in revenues and results of operations as a result of other factors as well. Such factors include fluctuations in insurance expense due to changes in claims experience and actuarial assumptions, variances in incentive pay and stock-based compensation expense as a result of operating performance and vesting provisions, and changes in the employer portion of payroll taxes, including unemployment taxes, as a result of reaching statutory limits. Other factors that may contribute to quarterly variations in results of operations include other income recognized as a result of the timing and levels of capital assets sold during the period, income tax expense attributable to levels of taxable earnings, and the impact of disqualifying dispositions of incentive stock option expenses.

Accordingly, operating results for any fiscal period are not necessarily indicative of results we may achieve for any subsequent fiscal period.

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

We have identified the accounting policies below as critical to the accounting for our business operations and the understanding of our results of operations because they involve making significant judgments and estimates used in the preparation of our consolidated financial statements. The impact of these policies affects our reported and expected financial results as discussed below. We have discussed the development, selection and application of our critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosure relating to our critical accounting policies herein.

Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also important to understanding our consolidated financial statements. The Notes to Consolidated Financial Statements in this Annual Report on Form 10-K contain additional information related to our accounting policies and should be read in conjunction with this discussion.

Revenue Recognition. We recognize revenues under the percentage of completion method of accounting using the units-of-delivery or cost-to-cost measures. We perform a majority of our services under master service agreements and other arrangements that contain customer-specified service requirements, such as discrete pricing for individual tasks. Revenue is recognized under these arrangements based on units-of-delivery as each unit is completed. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs and represented less than 10% of our contract revenues during each of fiscal 2015, 2014, and 2013. There were no material amounts of unapproved change orders or claims recognized during fiscal 2015, 2014, or 2013. The current asset "Costs and estimated earnings in excess of billings" represents revenues recognized in excess of amounts billed. The current liability "Billings in excess of costs and estimated earnings" represents billings in excess of revenues recognized.

Application of the percentage of completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. The cost estimation process is based on the knowledge and experience of our project managers and financial professionals. Factors that we consider in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in changes to costs and income and their effects are recognized in the period in which the revisions are determined. We accrue the entire amount of an estimated loss at the time the loss on a contract becomes known. For fiscal 2015, 2014, and 2013, there was no material impact to our results of operations due to changes in contract estimates.

Allowance for Doubtful Accounts. We grant credit under normal payment terms, generally without collateral, to our customers. We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. With respect to certain customers, we have statutory lien rights that may assist in our collection efforts. Management analyzes the collectability of accounts receivable balances each period. This analysis considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity, and other relevant factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of our future provision for doubtful accounts. We recognize an increase in the allowance for doubtful accounts when it is probable that a receivable is not collectible and the loss can be reasonably estimated. Any increase in the allowance account has a corresponding negative effect on our results of operations.

Accrued Insurance Claims. For claims within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability, workers' compensation, employee group health, and damages associated with underground facility locating services. We have established reserves that we believe to be adequate based on current evaluations and our experience with these types of claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is determined with the assistance of an actuary and reflected in the consolidated financial statements as accrued insurance claims. The effect on our financial statements is generally limited to the amount needed to satisfy our insurance deductibles or retentions. The liability for accrued claims and related accrued processing costs was $87.3 million and $66.0 million as of July 25, 2015 and July 26, 2014, respectively, and included incurred but not reported losses of approximately $39.4 million and $32.1 million, respectively. Based on prior payment patterns for similar claims, $35.8 million and $32.3 million of the amounts accrued as of July 25, 2015 and July 26, 2014, respectively, were expected to be paid within the next twelve months. Insurance recoveries/receivables related to accrued claims as of July 25, 2015 were $9.5 million, of which $0.6 million was included in other current assets and $8.9 million was included in non-current other assets.

We estimate the liability for claims based on facts, circumstances, and historical evidence. Recorded loss reserves are not discounted even though they will not be paid until sometime in the future. Factors affecting the determination of the expected cost for existing and incurred but not reported claims include, but are not limited to, the magnitude and quantity of future claims, the payment pattern of claims which have been incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations.

With regard to losses occurring in fiscal 2013 through fiscal 2015, we retain the risk of loss of up to $1.0 million on a per occurrence basis for automobile liability, general liability, and workers' compensation. We have maintained this same level of retention for fiscal 2016. These retention amounts are applicable to all of the states in which we operate, except with respect to workers' compensation insurance in two states in which we participate in a state sponsored insurance fund. Aggregate stop-loss coverage for automobile liability, general liability, and workers' compensation claims is $59.5 million for fiscal 2015 and $84.6 million for fiscal 2016.

We are party to a stop-loss agreement for losses under our employee group health plan. With regard to losses occurring in fiscal 2013 through fiscal 2015, we retain the risk of loss, on an annual basis, of the first $250,000 of claims per participant as well as the first $550,000 of claim amounts that aggregate across those participants having claims that exceed $250,000. We have maintained this same level of retention during fiscal 2016.

Stock-Based Compensation. Our stock-based award programs are intended to attract, retain, and reward talented employees, officers and directors, and to align stockholder and employee interests. We have granted stock-based awards under our 2012 Long-Term Incentive Plan ("2012 Plan"), 2003 Long-Term Incentive Plan ("2003 Plan") and 2007 Non-Employee Directors Equity Plan ("2007 Directors Plan" and, together with the 2012 Plan and 2003 Plan, the "Plans"). In addition, awards are outstanding in other plans under which no further awards will be granted. Our policy is to issue new shares to satisfy equity awards under the Plans. The Plans provide for several types of stock-based awards, including stock options, restricted shares, performance shares, restricted share units, performance share units, and stock appreciation rights. The total number of shares available for grant under the Plans as of July 25, 2015 was 1,170,808.

Compensation expense for stock-based awards is based on the fair value at the measurement date and fluctuates over time as a result of the vesting period of the stock-based awards and our performance, as measured by criteria set forth in the performance-based awards. Expense is included in general and administrative expenses in the consolidated statements of operations and the amount of expense ultimately recognized is based on the number of awards that actually vest. For performance-based restricted share units ("Performance RSUs"), we evaluate compensation expense quarterly and recognize expense for performance-based awards only if we determine it is probable that the performance criteria for the awards will be met. Accordingly, future stock-based compensation expense may vary from fiscal year to fiscal year.

The fair value of time-based restricted share units ("RSUs") and Performance RSUs is estimated on the date of grant and is generally equal to the closing stock price on that date. RSUs and Performance RSUs are settled in one share of our common stock upon vesting. RSUs vest ratably over a period of four years. Performance RSUs vest over a period of three years from the date of grant if certain performance goals are achieved. The performance targets are based on our fiscal year operating earnings (adjusted for certain amounts) as a percentage of contract revenues and our fiscal year operating cash flow level. For the fiscal 2015 and fiscal 2014 performance periods, the performance targets exclude amounts recorded for the amortization of intangible assets of businesses acquired in fiscal 2013. Additionally, certain awards include three-year performance goals that, if met, result in supplemental shares awarded. The three-year performance criteria required to earn supplemental awards is more difficult to achieve than that required to earn annual target awards and is based on our three-year cumulative operating earnings (adjusted for certain amounts) as a percentage of contract revenues and our three-year cumulative operating cash flow level.

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

Income Taxes. We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Our effective income tax rate differs from the statutory rate for the tax jurisdictions where we operate primarily as the result of the impact of non-deductible and non-taxable items and tax credits recognized in relation to pre-tax results. Measurement of our tax position is based on the applicable statutes, federal and state case law, and our interpretations of tax regulations. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all relevant factors, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we determine that we would be able to realize deferred income tax assets in the future in excess of their net recorded amount, we would adjust the valuation allowance, which would reduce the provision for income taxes.

In the normal course of business, tax positions exist for which the ultimate outcome is uncertain. ASC Topic 740, Income Taxes ("ASC Topic 740") prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. The first step involves an evaluation of the underlying tax position based solely on technical merits (such as tax law) and the second step involves measuring the tax position based on the probability of it being sustained in the event of a tax examination. We recognize tax benefits at the amount that we deem more likely than not will be realized upon ultimate settlement of any tax uncertainty. Tax positions that fail to qualify for recognition are recognized in the period in which the more-likely-than-not standard has been reached, when the tax positions are resolved with the respective taxing authority or when the statute of limitations for tax examination has expired. We recognize applicable interest related to tax amounts in interest expense and penalties within general and administrative expenses.

During fiscal 2015, we adopted new IRS regulations for capitalizing and deducting costs incurred to acquire, produce, or improve tangible property. The new regulations did not have a material effect on our consolidated financial statements.

Contingencies and Litigation. In the ordinary course of our business, we are involved in certain legal proceedings. ASC Topic 450, Contingencies ("ASC Topic 450") requires an estimated loss from a loss contingency be accrued by a charge to operating results if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued, we evaluate, among other factors, the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. If only a range of probable loss can be determined, we accrue for our best estimate within the range for the contingency. In those cases where none of the estimates within the range is better than another, we accrue for the amount representing the low end of the range in accordance with ASC Topic 450. As additional information becomes available, we reassess the potential liability related to our pending contingencies and litigation and revise our estimates as applicable. Revisions of our estimates of the potential liability could materially impact our results of operations. Additionally, if the final outcome of such litigation and contingencies differs adversely from that currently expected, it would result in a charge to operating results when determined.

Business Combinations. We account for business combinations under the acquisition method of accounting. The purchase price of each business acquired is allocated to the tangible and intangible assets acquired and the liabilities assumed based on information regarding their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable assets acquired and liabilities assumed is allocated to goodwill. We determine the fair values used in purchase price allocations for intangible assets based on historical data, estimated discounted future cash flows, contract backlog amounts, if applicable, and expected royalty rates for trademarks and trade names as well as certain other assumptions. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but was unknown to us at that time, may become known during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill and intangible assets. Acquisition costs are expensed as incurred. The results of operations of businesses acquired are included in the accompanying consolidated financial statements from their dates of acquisition.

Goodwill and Intangible Assets. As of July 25, 2015, we had $271.7 million of goodwill, $4.7 million of indefinite-lived intangible assets and $116.2 million of finite-lived intangible assets, net of accumulated amortization. As of July 26, 2014, we had $269.1 million of goodwill, $4.7 million of indefinite-lived intangible assets and $111.4 million of finite-lived intangible assets, net of accumulated amortization. The increase in goodwill during fiscal 2015 is primarily the result of preliminary purchase price allocations associated with businesses acquired in fiscal 2015. The decrease in net intangible assets is a result of the amortization of intangibles during fiscal 2015, partially offset by the increase in intangible assets of businesses acquired during fiscal 2015. See Note 7, Goodwill and Intangible Assets, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

We account for goodwill and other intangibles in accordance with Financial Accounting Standards Board Accounting Standard Codification ("ASC") Topic 350, Intangibles – Goodwill and Other ("ASC Topic 350"). Goodwill and other indefinite-lived intangible assets are assessed annually for impairment as of the first day of the fourth fiscal quarter of each year, or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. We perform our annual impairment review of goodwill at the reporting unit level. Each of our operating segments with goodwill represents a reporting unit for the purpose of assessing impairment. If we determine the fair value of the reporting unit's goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized and reflected in operating income or loss in the consolidated statements of operations during the period incurred.

In accordance with ASC Topic 360, Impairment or Disposal of Long-Lived Assets, we review finite-lived intangible assets for impairment whenever an event occurs or circumstances change that indicates that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. Should an asset not be recoverable, an impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is incurred and reflected in operating income or loss in the consolidated statements of operations during the period incurred.

We use judgment in assessing if goodwill and intangible assets are impaired. Estimates of fair value are based on our projection of revenues, operating costs, and cash flows taking into consideration historical and anticipated future results, general economic and market conditions, as well as the impact of planned business or operational strategies. We determine the fair value of our reporting units using a weighting of fair values derived equally from the income approach and the market approach valuation methodologies. The income approach uses the discounted cash flow method and the market approach uses the guideline company method. Changes in our judgments and projections could result in significantly different estimates of fair value potentially resulting in impairments of goodwill and other intangible assets. The inputs used for fair value measurements of the reporting units and other related indefinite-lived intangible assets are the lowest level (Level 3) inputs.

Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically due to downturns in customer demand and the level of overall economic activity, including in particular construction and housing activity. Our customers may reduce capital expenditures and defer or cancel pending projects during times of slowing economic conditions. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of our reporting units. The cyclical nature of our business, the high level of competition existing within our industry, and the concentration of our revenues from a limited number of customers may also cause results to vary. These factors may affect individual reporting units disproportionately, relative to the Company as a whole. As a result, the performance of one or more of the reporting units could decline, resulting in an impairment of goodwill or intangible assets.

We evaluate current operating results, including any losses, in the assessment of goodwill and other intangible assets. The estimates and assumptions used in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Changes in judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in impairments of goodwill or intangible assets of the reporting units. In addition, adverse changes to the key valuation assumptions contributing to the fair value of our reporting units could result in an impairment of goodwill or intangible assets.

We performed our annual impairment assessment as of the first day of the fourth quarter of each of fiscal 2015, 2014, and 2013 and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the years. During fiscal 2015, we performed qualitative assessments on reporting units that comprise a substantial portion of our consolidated goodwill balance and on our indefinite-lived intangible asset. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. We consider various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, we performed the first step of the quantitative analysis described in ASC Topic 350. Under the income approach, the key valuation assumptions used in determining the fair value estimates of our reporting units for each annual test were (a) a discount rate based on our best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units; (b) terminal value based on terminal growth rates; and (c) seven expected years of cash flow before the terminal value. The table below outlines certain assumptions in each of our fiscal 2015, 2014, and 2013 annual quantitative impairment analyses:

	2015	2014	2013
Terminal Growth Rate Range	1.5% - 2.5%	1.5% - 3.0%	1.5% - 2.5%
Discount Rate	11.5%	11.5%	11.5%

The discount rate reflects risks inherent within each reporting unit operating individually, which are greater than the risks inherent in the Company as a whole. The fiscal 2015, 2014, and 2013 analyses used the same discount rate given a consistent assessment of risk relative to industry conditions and an unchanged interest rate environment. We believe the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of our reporting units and within our industry. Under the market approach, the guideline company method develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key valuation assumptions and valuation multiples used in determining the fair value estimates of our reporting units rely on (a) the selection of similar companies; (b) obtaining estimates of forecast revenue and earnings before interest, taxes, depreciation, and amortization for the similar companies; and (c) selection of valuation multiples as they apply to the reporting unit characteristics.

We determined that the fair values of each of the reporting units was substantially in excess of their carrying values in the fiscal 2015 annual assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value and analyzed the impact of such changes were they to occur. Specifically, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would not change. Additionally, if the discount rate applied in the fiscal 2015 impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. As of July 25, 2015, we believe the goodwill is recoverable for all of the reporting units; however, there can be no assurances that the goodwill may not be impaired in future periods.

Certain of our reporting units also have other intangible assets including customer relationships, contract backlog, trade names, and non-compete intangibles. As of July 25, 2015, we believe that the carrying amounts of these intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

Outlook

Significant developments in consumer applications continue to increase the demands for greater capacity and reliability on the wireline and wireless networks of our customers. A proliferation of technological developments has been made possible by improved networks and their underlying fiber connections. Faster broadband connections are enabling the creation of other industries in which products and services rely on robust network connections for advanced functionality. Telecommunications providers will continue to expand their network capabilities to meet the demand of their consumers, driving demand for our services as these providers outsource a significant portion of their engineering, construction, maintenance, and installation requirements.

Telecommunications network operators are increasingly deploying fiber optic cable technology deeper into their networks and closer to consumers and businesses in order to respond to consumer demand, competitive realities, and public policy support. Fiber deployments have enabled cable companies to offer voice services in addition to their traditional video and data services. Additionally, fiber deployments are enabling video services for local telephone companies in addition to their traditional voice and high-speed data services. Several large telephone companies have pursued fiber-to-the-premise and fiber-to-the-node initiatives to compete actively with cable operators. A portion of those telephone companies previously deploying fiber-to-the-node are transitioning to fiber-to-the premise technology. Further, many industry participants are deploying networks designed to provision 1-gigabit speeds to individual consumers and some have articulated plans to deploy speeds beyond 1-gigabit. Cable companies continue to increase the speeds of their services to residential customers and to deploy fiber to business customers. Oftentimes these services to businesses are provided over fiber optic cables using "metro Ethernet" technology. The commercial geographies targeted by cable companies for network deployments generally require incremental fiber optic cable deployment and, as a result, require our services. These long-term initiatives and the possibility that other industry participants may pursue similar strategies create opportunities for us.

We expect the continued expansion of networks into areas of the U.S. that are currently unserved or underserved by high-speed broadband. Phase II of the Connect America Fund has been established to improve rural networks. This six-year program, administered by the Federal Communications Commission, will provide $1.676 billion in funding per year to price cap carriers and others to expand and support broadband deployments in rural areas. This program is expected to contribute to demand for services in our industry.

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

Results of Operations

The table below sets forth our consolidated statements of operations for the periods indicated and the amounts as a percentage of revenue (totals may not add due to rounding). The results of operations of businesses acquired are included in the accompanying consolidated financial statements from their dates of acquisition.

	Fiscal Year Ended
	2015		2014		2013
	(Dollars in millions)
Revenues	$2,022.3	100.0%	$1,811.6	100.0%	$1,608.6	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	1,593.3	78.8	1,475.0	81.4	1,300.4	80.8
General and administrative	178.7	8.8	161.9	8.9	145.8	9.1
Depreciation and amortization	96.0	4.7	92.8	5.1	85.5	5.3
Total	1,868.0	92.4	1,729.7	95.5	1,531.7	95.2
Interest expense, net	(27.0)	(1.3)	(26.8)	(1.5)	(23.3)	(1.5)
Other income, net	8.3	0.4	11.2	0.6	4.6	0.3
Income before income taxes	135.6	6.7	66.3	3.7	58.2	3.6
Provision for income taxes	51.3	2.5	26.3	1.5	23.0	1.4
Net income	$84.3	4.2%	$40.0	2.2%	$35.2	2.2%

Our fiscal year ends on the last Saturday in July. As a result, each fiscal year consists of either fifty-two weeks or fifty-three weeks of operations (with an additional week of operations occurring in the fourth quarter). Fiscal 2015, 2014, and 2013 each contain fifty-two weeks. Fiscal 2016 will contain fifty-three weeks of operations.

Year Ended July 25, 2015 Compared to Year Ended July 26, 2014

Revenues. Revenues increased to $2.022 billion during fiscal 2015 from $1.812 billion during fiscal 2014. Revenues increased in the current period from services for customers deploying 1-gigabit networks and from new awards with significant customers. Additionally, work performed during fiscal 2015 was significantly less impacted by weather conditions as compared to fiscal 2014.

During fiscal 2015, total revenues of $40.4 million were generated by businesses acquired during fiscal 2015 as well as during the fourth quarter of fiscal 2014. During fiscal 2014, total revenues of $2.8 million were generated by businesses acquired during the fourth quarter of fiscal 2014. Excluding amounts from these businesses that were not owned for the full year in both fiscal years, revenues increased by approximately $173.1 million during fiscal 2015 as compared to fiscal 2014. Revenues increased for a significant customer investing in improvements to its networks by approximately $56.3 million. Revenues also increased for services performed on a customer's fiber network by approximately $55.1 million. In addition, revenues increased for a leading cable multiple system operator by approximately $48.2 million from maintenance and construction services, including services to provision fiber to small and medium businesses as well as network improvements. Other increases in revenue include increases of approximately $39.9 million for a customer for which we are performing fiber construction services on their end customer's network and increases of approximately $24.0 million for a large telecommunications customer investing in improvements to its network. Partially offsetting these increases, revenues related to stimulus work on projects funded in part by the American Recovery and Reinvestment Act of 2009 declined by approximately $61.4 million during fiscal 2015, compared to fiscal 2014, as the program was completed. Furthermore, revenues for a cable multiple system operator declined $17.9 million. All other customers, on a combined basis, had net increases in revenues of $28.9 million during fiscal 2015, compared to fiscal 2014.

The percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 90.0%, 6.2%, and 3.8%, respectively, for fiscal 2015, compared to 88.2%, 7.0% and 4.8%, respectively, for fiscal 2014.

Costs of Earned Revenues. Costs of earned revenues increased to $1.593 billion during fiscal 2015, compared to $1.475 billion during fiscal 2014. The increase was primarily due to a higher level of operations during fiscal 2015, including the operating costs of businesses acquired during fiscal 2015 and 2014. The primary components of the increase were a $102.4 million aggregate increase in direct labor and subcontractor costs, $16.1 million increase in direct material costs, and $8.8 million increase in other direct costs, including insurance claim expense. These increases were partially offset by a $9.1 million aggregate decrease from lower fuel consumption and lower fuel prices during fiscal 2015, compared to fiscal 2014.

Costs of earned revenues as a percentage of contract revenue decreased 2.6% during fiscal 2015, compared to fiscal 2014. The decrease was partially due to higher productivity resulting from the mix of work performed and better weather conditions during the second and third quarters of fiscal 2015, compared to the same periods in fiscal 2014. Adverse weather conditions during the second and third quarters of fiscal 2014 negatively impacted productivity and margins during those periods. Labor and subcontractor costs represented a lower percentage of total revenue for fiscal 2015 and decreased 1.0% as a percentage of contract revenue, compared to fiscal 2014, as a result of improved operating efficiency based on the mix of work performed. In addition, costs decreased 0.7% from lower fuel consumption and lower fuel prices. Direct material costs decreased 0.2% as a percentage of contract revenue and other direct costs decreased 0.7% as a percentage of contract revenue, compared to fiscal 2014, as a result of improved operating leverage on our increased level of operations.

General and Administrative Expenses. General and administrative expenses increased to $178.7 million, or 8.8% as a percentage of contract revenue, during fiscal 2015, compared to $161.9 million, or 8.9% as a percentage of contract revenue during fiscal 2014. The increase in total general and administrative expenses during fiscal 2015 resulted from increased payroll and performance-based compensation costs, higher legal and other professional fees, and the costs of businesses acquired in fiscal 2015 and 2014. Additionally, stock-based compensation increased to $13.9 million during fiscal 2015, from $12.6 million during fiscal 2014. Stock-based compensation recognized in fiscal 2014 for Performance RSUs was lower than fiscal 2015 because the Company did not fully achieve the performance goals set forth for the fiscal 2014 performance period.

Depreciation and Amortization. Depreciation and amortization increased to $96.0 million during fiscal 2015, from $92.8 million during fiscal 2014, and totaled 4.7% and 5.1% of contract revenue, respectively. The increase in depreciation expense, arising from the addition of fixed assets during fiscal 2015 and depreciation from businesses acquired in fiscal 2015 and 2014, was partially offset by a decrease in amortization expense. Amortization expense decreased to $16.7 million during fiscal 2015 from $18.3 million during fiscal 2014. The decrease in amortization expense was a result of certain contract backlog intangible assets of the Acquired Subsidiaries becoming fully amortized during fiscal 2015.

Interest Expense, Net. Interest expense, net was $27.0 million and $26.8 million during fiscal 2015 and fiscal 2014, respectively. The increase for fiscal 2015 reflects higher debt balances outstanding for a longer time period during the current year. The additional cost on incremental debt was partially offset by lower interest rates on the outstanding balances as a result of the amendment of our credit agreement during the third quarter of fiscal 2015. See Note 10, Debt, in Notes to the Consolidated Financial Statements.

Other Income, Net. Other income was $8.3 million and $11.2 million during fiscal 2015 and fiscal 2014, respectively. The decrease in other income was primarily a function of the number of assets sold and prices obtained for those assets during fiscal 2015, compared to fiscal 2014.

Income Taxes. The following table presents our income tax provision and effective income tax rate for fiscal 2015 and 2014:

	Fiscal Year Ended
	2015	2014
	(Dollars in millions)
Income tax provision	$51.3	$26.3
Effective income tax rate	37.8%	39.7%

Fluctuations in our effective income tax rate were primarily attributable to the difference in income tax rates from state to state, non-deductible and non-taxable items, disqualifying dispositions of incentive stock option exercises, and a production-related tax deduction recognized in relation to our pre-tax results during the period. Non-deductible and non-taxable items will generally have a reduced impact on the effective income tax rate in periods of increased pre-tax results. We had total unrecognized tax benefits of approximately $2.3 million and $2.4 million as of July 25, 2015 and July 26, 2014, respectively, that, if recognized, would favorably affect our effective tax rate.

Net Income. Net income was $84.3 million for fiscal 2015, compared to $40.0 million for fiscal 2014.

Year Ended July 26, 2014 Compared to Year Ended July 27, 2013

Revenues. Revenues increased to $1.812 billion for fiscal 2014 from $1.609 billion for fiscal 2013. Total revenues from subsidiaries acquired in the fourth quarter of fiscal 2014 as well as fiscal 2013 were $499.3 million for fiscal 2014 and $337.9 million for fiscal 2013.

Excluding the amounts attributed to these subsidiaries from both periods, revenues increased $41.6 million. During fiscal 2014, revenues increased approximately $83.8 million for a significant customer investing in improvements to its wireline and wireless networks. In addition, revenues increased by $53.8 million to $56.7 million for services performed on a customer's fiber network that began during the fourth quarter of fiscal 2013, and $25.7 million for two leading cable multiple system operators from maintenance and construction services, including services to provision fiber to small and medium businesses as well as network upgrades. Partially offsetting these increases was a decrease in storm restoration revenues. During fiscal 2013, storm restoration revenues were $16.7 million while there were no significant revenues for storm restoration services during fiscal 2014. Additionally, revenues for two large telecommunications customers declined $42.5 million, on a combined basis, and revenues for services to another two telecommunications customers, including rural and stimulus services, declined $30.1 million, also on a combined basis. Further, revenues for two cable multiple system operators declined $17.4 million, on a combined basis. Other customers had net decreases in revenues of $15.0 million for fiscal 2014, compared to fiscal 2013, primarily from lower rural broadband services including a reduction in revenues of $12.5 million related to stimulus work on projects funded in part by the American Recovery and Reinvestment Act of 2009.

The percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 88.2%, 7.0% and 4.8%, respectively, for fiscal 2014, compared to 87.7%, 7.9% and 4.4%, respectively, for fiscal 2013.

Costs of Earned Revenues. Costs of earned revenues increased to $1.475 billion during fiscal 2014, compared to $1.300 billion during fiscal 2013. The increase was primarily due to a higher level of operations during fiscal 2014, including operations of businesses acquired during fiscal 2014 and 2013. The primary components of the total increase was a $121.9 million aggregate increase in direct labor and independent subcontractor costs, a $26.4 million increase in direct material costs, a $7.0 million increase in equipment costs, and an aggregate $19.3 million increase in other direct costs. Other direct costs included charges for employment related legal settlements of $0.6 million and $0.5 million in fiscal 2014 and fiscal 2013, respectively.

Costs of earned revenues as a percentage of contract revenue increased 0.6% during fiscal 2014, compared to fiscal 2013. The increase was partially due to adverse weather conditions during the second and third quarters of fiscal 2014, which negatively impacted productivity. Our mix of work included a higher level of projects where we provided materials to the customer, which resulted in a 0.4% increase in direct material costs as a percentage of total revenue. Additionally, total direct labor and independent subcontractor costs increased 0.2% as a percentage of total revenue and equipment costs increased 0.1% as a percentage of total revenue during fiscal 2014, compared to fiscal 2013. Partially offsetting these increases, other direct costs decreased 0.1% as a percentage of total revenue during fiscal 2014, compared to fiscal 2013.

General and Administrative Expenses. General and administrative expenses increased to $161.9 million, or 8.9% as a percentage of contract revenue, during fiscal 2014, compared to $145.8 million, or 9.1% as a percentage of contract revenue during fiscal 2013. The increase in total general and administrative expenses for fiscal 2014 resulted primarily from the costs of the businesses acquired in fiscal 2014 and 2013, increased payroll expenses as a result of growth and higher professional fees. Additionally, stock-based compensation increased to $12.6 million during fiscal 2014, from $9.9 million during fiscal 2013, as a result of increased restricted share unit expense. These increases were partially offset by decreases in acquisition and integration costs of the fiscal 2013 acquisitions, which declined on a combined basis from $10.2 million in fiscal 2013 to $2.4 million in fiscal 2014.

Depreciation and Amortization. Depreciation and amortization increased to $92.8 million during fiscal 2014, from $85.5 million during fiscal 2013, and totaled 5.1% and 5.3% as a percentage of contract revenue during fiscal 2014 and fiscal 2013, respectively. The increase in depreciation and amortization expense during fiscal 2014 is a result of the addition of fixed assets and amortizing intangibles relating to the businesses acquired during fiscal 2014 and 2013. These increases were partially offset by certain fixed assets becoming fully depreciated in fiscal 2014 and 2013. Amortization expense was $18.3 million and $20.7 million during fiscal 2014 and fiscal 2013, respectively.

Interest Expense, Net. Interest expense, net was $26.8 million and $23.3 million during fiscal 2014 and fiscal 2013, respectively. The increase for fiscal 2014 reflects higher debt balances outstanding for a longer term during the year primarily related to the financing of the purchase of the Acquired Subsidiaries. The additional interest cost on incremental debt was partially offset by lower cost of debt related to the replacement of our previous credit agreement during fiscal 2013.

Other Income, Net. Other income increased to $11.2 million during fiscal 2014 from $4.6 million during fiscal 2013. The increase in other income was primarily a function of the number of assets sold and prices obtained for those assets during fiscal 2014, compared to fiscal 2013. Additionally, during fiscal 2013, we recognized $0.3 million in write-off of deferred financing costs associated with the replacement of our previous credit facility in December 2012.

Income Taxes. The following table presents our income tax expense and effective income tax rate for fiscal 2014 and 2013:

	Fiscal Year Ended
	2014	2013
	(Dollars in millions)
Income tax provision	$26.3	$23.0
Effective income tax rate	39.7%	39.5%

Variations in our effective income tax rate for fiscal 2014 and fiscal 2013 were primarily attributable to the impact of state income taxes, non-deductible and non-taxable items, disqualifying dispositions of incentive stock option exercises, and a production-related tax deduction recognized in relation to our pre-tax results during the period. Non-deductible and non-taxable items will generally have a reduced impact on the effective income tax rate in periods of greater pre-tax results. We had total unrecognized tax benefits of approximately $2.4 million and $2.3 million as of July 26, 2014 and July 27, 2013, respectively, that, if recognized, would favorably affect our effective tax rate.

Net Income. Net income was $40.0 million for fiscal 2014, compared to $35.2 million during fiscal 2013.

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and costs and estimated earnings in excess of billings. Cash and equivalents primarily include balances on deposit with banks and totaled $21.3 million as of July 25, 2015, compared to $20.7 million as of July 26, 2014. We maintain substantially all of our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

Sources of Cash. Our sources of cash have been operating activities, long-term debt, equity offerings, stock option proceeds, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, equipment, materials, and subcontractors, are required to be paid before the related customer balances owed are invoiced and collected. Our working capital (total current assets less total current liabilities) was $469.9 million as of July 25, 2015, compared to $409.2 million as of July 26, 2014.

Capital resources are used primarily to purchase equipment and maintain sufficient levels of working capital in order to support our contractual commitments to customers. We periodically borrow from and repay our revolving credit facility depending on our cash requirements. We currently intend to retain any earnings for use in the business, including for investment in acquisitions, and consequently we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Additionally, the indenture governing our senior subordinated notes contains covenants that restrict our ability to make certain payments, including the payment of dividends.

We expect capital expenditures, net of disposals, to approximate $125 million for fiscal 2016. Our level of capital expenditures can vary depending on the customer demand for our services, the replacement cycle we select for our equipment, and overall growth. We intend to fund these expenditures primarily from operating cash flows, availability under our credit facility and cash on hand.

Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our credit agreement, are sufficient to meet our financial obligations. These obligations include interest payments required on our senior subordinated notes and outstanding borrowings under our credit agreement, working capital requirements, and the normal replacement of equipment at our current level of operations for at least the next twelve months. Our capital requirements may increase to the extent we seek to grow by acquisitions that involve consideration other than our stock, or to the extent we repurchase our common stock, repay revolving borrowings, or repurchase or call our senior subordinated notes. Changes in financial markets or other components of the economy could adversely impact our ability to access the capital markets, in which case we would expect to rely on a combination of available cash and the credit agreement to provide short-term funding. Management regularly monitors the financial markets and assesses general economic conditions for possible impact on our financial position. We believe our cash investment policies are prudent and expect that any volatility in the capital markets would not have a material impact on our cash investments.

Net cash flows. The following table presents our net cash flows for fiscal 2015, 2014, and 2013:

	For the Fiscal Year Ended
	2015	2014	2013
	(Dollars in millions)
Net cash flows:
Provided by operating activities	$141.9	$84.2	$106.7
Used in investing activities	$(130.1)	$(91.1)	$(389.1)
(Used in) Provided by financing activities	$(11.2)	$9.0	$248.3

Cash from Operating Activities. During fiscal 2015, net cash provided by operating activities was $141.9 million. Non-cash items in the cash flows from operating activities during fiscal 2015, 2014, and 2013 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $40.3 million of operating cash flow during fiscal 2015. Working capital changes that used operating cash flow during fiscal 2015 were increases in accounts receivable and net costs and estimated earnings in excess of billings of $40.4 million and $41.0 million, respectively. Net increases in other current and other non-current assets combined used $8.0 million of operating cash flow during fiscal 2015, primarily for pre-paid costs during the period. The primary working capital sources of cash flow during fiscal 2015 were changes in other accrued liabilities of $30.3 million, primarily resulting from an increase in accrued insurance claims and an increase in accrued performance-based compensation as a result of operating performance. In addition, increases in accounts payable of $7.1 million and increases in income tax payable, net of income tax receivables, of $11.8 million provided operating cash flow during fiscal 2015 due to the timing of cash payments.

Our days sales outstanding ("DSO") for accounts receivable (based on the ending accounts receivable divided by the average daily revenue for the most recently completed quarter) was 50 days as of July 25, 2015, compared to 51 days as of July 26, 2014. Contract payment terms vary by customer and primarily range from 30 to 60 days after invoicing. Our DSO for costs and estimated earnings in excess of billings ("CIEB") was 41 days as of both July 25, 2015 and July 26, 2014. During fiscal 2015, we collected certain of the past due balances from a customer on a rural project funded in part by the American Recovery and Reinvestment Act of 2009 (the "ARRA"). As of July 25, 2015, approximately, $6.8 million was owed to us by this customer. We expect to collect the remaining accounts receivable balances due from the customer during fiscal 2016. A significant portion of the outstanding balance is secured by construction liens. In the event the customer does not pay the balances owed, we may enforce our liens rights or take other actions necessary for collection.

Our CIEB balances are maintained at a detailed task-specific level or project level and are evaluated regularly for realizability. Such amounts are invoiced in the normal course of business according to contract terms, which consider the completion of specific tasks and the passage of time. Project delays for commercial issues such as permitting, engineering changes, incremental documentation requirements or difficult job site conditions can extend the time needed to complete certain work orders that may delay invoicing to the customer for work performed. We were not experiencing any material project delays or other circumstances that would impact the realizability of the CIEB balance as of July 25, 2015. Additionally, there are no material amounts of CIEB related to claims or unapproved change orders as of July 25, 2015 or July 26, 2014. As of July 25, 2015, we believe that none of our significant customers was experiencing financial difficulties that would impact the realizability of our CIEB or the collectability of our trade accounts receivable.

During fiscal 2014, net cash provided by operating activities was $84.2 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $43.3 million of operating cash flow during fiscal 2014. The primary working capital changes that used operating cash flow during fiscal 2014 were increases in accounts receivable and net costs and estimated earnings in excess of billings of $16.9 million and $25.4 million, respectively, as a result of an increase in the level of our operations, including growth with certain customers, and slightly longer collection times during fiscal 2014. Net increases in other current and other non-current assets combined used $13.4 million of operating cash flow during fiscal 2014 primarily for inventory. Additionally, decreases in accounts payable used $4.2 million of operating cash flow as a result of timing of payments. Working capital sources of cash flow during fiscal 2014 were increases in accrued liabilities, insurance claims, and other liabilities of $10.0 million primarily due to timing of insurance claims related payments and increases in income tax payable, net of income tax receivables, of $6.7 million due to the timing of payments.

Our DSO for accounts receivable (based on ending accounts receivable divided by average daily revenue for the most recently completed quarter) increased to 51 days as of July 26, 2014, compared to 48 days as of July 27, 2013. Our DSO for CIEB increased to 41 days as of July 26, 2014, compared to 36 days as of July 27, 2013. The increase in our DSOs in fiscal 2014, compared to fiscal 2013, was in part a result of significant growth with certain key customers resulting in increased DSOs as we integrated our billing processes for these customers. DSOs were also impacted by work performed for certain rural customers, including those projects funded in part by the ARRA. These customers have increased documentation requirements resulting in longer billing and collection cycle times. In addition, DSOs increased for certain customers based on their invoice approval processes. Further, certain of the Acquired Subsidiaries had slower processing cycles for invoicing and collections in comparison to our legacy subsidiaries. In addition, our accounts receivable included approximately $20.1 million for past due accounts receivable from a customer on a rural project funded in part by the ARRA as of July 26, 2014. As of July 25, 2015, approximately $6.8 million was owed to us by this customer.

During fiscal 2013, net cash provided by operating activities was $106.7 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $17.5 million of operating cash flow during fiscal 2013. A primary working capital source of cash flow during fiscal 2013 was a decrease in accounts receivable of $3.6 million. Included in this amount is a decrease in balances for businesses acquired in fiscal 2013 of $10.1 million for the period from the acquisition date through July 27, 2013. The remaining change in accounts receivable was from the results of our legacy businesses. Net decreases in income tax receivables was $6.0 million during the period due to the timing of payments. Working capital changes that used operating cash flow during fiscal 2013 were increases in net costs and estimated earnings in excess of billings of $12.3 million as a result of growth in operations during fiscal 2013. Other working capital changes that used operating cash flow during fiscal 2013 were decreases in accounts payable of $11.2 million as a result of timing of payments.

Additionally, decreases in accrued liabilities, insurance claims, and other liabilities used $2.5 million of cash flow. Net increases in other current and other non-current assets combined used $1.1 million of operating cash flow during fiscal 2013 primarily for inventory and other pre-paid costs.

Cash Used in Investing Activities. Net cash used in investing activities was $130.1 million during fiscal 2015. During fiscal 2015, we paid $31.9 million in connection with acquisitions during the year. During fiscal 2015 and 2014, capital expenditures of $103.0 million and $89.1 million, respectively, were offset in part by proceeds from the sale of assets of $9.4 million and $15.4 million, respectively. The increase in capital expenditures, net during fiscal 2015 was primarily the result of spending needed for new work opportunities and the replacement of certain fleet assets. Additionally, in connection with a customer's restructuring plan, we made an investment during fiscal 2015 of $4.0 million in non-voting senior units of this customer. Restricted cash, primarily related to funding provisions of our insurance program, increased approximately $0.5 million during fiscal 2015.

Net cash used in investing activities was $91.1 million during fiscal 2014. During fiscal 2014, we paid $16.4 million in connection with the acquisition of Watts Brothers and $0.7 million in connection with the acquisition of a telecommunications specialty construction contractor in Canada. During fiscal 2014 and 2013, capital expenditures of $89.1 million and $64.7 million were offset in part by proceeds from the sale of assets of $15.4 million and $5.8 million, respectively. The increase in capital expenditures, net in fiscal 2014, compared to fiscal 2013, was the result of spending for new work opportunities and the replacement of certain fleet assets. Restricted cash, primarily related to funding provisions of our insurance program, increased approximately $0.3 million during fiscal 2014.

Net cash used in investing activities was $389.1 million during fiscal 2013. During fiscal 2013, we paid $330.3 million in connection with acquisitions during the year, including $319.0 million for the Acquired Subsidiaries, net of cash acquired. Additionally, during fiscal 2013, capital expenditures of $64.7 million were offset in part by proceeds from the sale of assets of $5.8 million. Restricted cash, primarily related to funding provisions of our insurance program, decreased less than $0.1 million during fiscal 2013.

Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $11.2 million during fiscal 2015. During fiscal 2015, borrowings under our credit agreement, net of repayments, were $68.2 million. Additionally, in fiscal 2015, we paid $3.9 million of debt issuance costs in connection with the amendment of our credit agreement. See Compliance with Credit Agreement and Indenture below for further discussion on the terms of the amended credit agreement. We also paid a $1.0 million obligation related to a business acquired in the fourth quarter of fiscal 2013. During fiscal 2015, we repurchased 1,669,924 shares of our common stock in open market transactions for approximately $87.1 million, an average price of $52.19 per share. Additionally, we received $8.9 million from the exercise of stock options and received excess tax benefits of $8.4 million primarily from the exercises of stock options and vesting of restricted share units during fiscal 2015. Furthermore, we withheld shares of restricted share units and paid $4.7 million to tax authorities in order to meet payroll tax withholdings obligations on restricted share units that vested during fiscal 2015.

Net cash provided by financing activities was $9.0 million during fiscal 2014. During fiscal 2014, we received $14.6 million from the exercise of stock options and $3.0 million of excess tax benefits primarily from the exercises of stock options and vesting of restricted share units during fiscal 2014. Additionally, net revolving borrowings under our credit agreement were $14.0 million, partially offset by principal payments on the term loan under our credit agreement of $7.8 million. Additionally, we paid a $1.0 million obligation related to a business acquired in the fourth quarter of fiscal 2013. During fiscal 2014, we repurchased 360,900 shares of our common stock in open market transactions, at an average price of $27.71 per share, for approximately $10.0 million. Additionally, we withheld shares of restricted share units and paid $3.8 million to tax authorities in order to meet payroll tax withholdings obligations on restricted share units that vested during fiscal 2014.

Net cash provided by financing activities was $248.3 million during fiscal 2013. During fiscal 2013 we received $93.8 million in gross proceeds from the issuance of an incremental $90.0 million in aggregate principal amount of our 7.125% senior subordinated notes due 2021 and $3.8 million in premium received in connection with the issuance, $125.0 million in proceeds from the term loan under our credit agreement and net revolving borrowings under our credit agreement of $49.0 million, partially offset by principal payments on the term loan of $3.1 million. Additionally, during fiscal 2013, we paid $6.7 million of debt issuance costs in connection with our new credit agreement and the issuance of our 7.125% senior subordinated notes due 2021. During fiscal 2013, we repurchased 1,047,000 shares of our common stock in open market transactions, at an average price of $14.52 per share, for approximately $15.2 million. We withheld shares of restricted share units and paid $0.9 million to tax authorities in order to meet payroll tax withholdings obligations on restricted share units that vested to employees and certain officers during fiscal 2013. Additionally, we received $5.3 million from the exercise of stock options and received excess tax benefits of $1.3 million primarily from the vesting of restricted share units and exercises of stock options during fiscal 2013.

Compliance with Credit Agreement and Indenture. On April 24, 2015, we amended our existing credit agreement dated as of December 3, 2012 (as so amended by the "Amendment," the "Credit Agreement"), with various lenders named therein. The Amendment extends the maturity date of the credit agreement to April 24, 2020 and, among other things, increases the maximum revolver commitment from $275 million to $450 million, and increases the term loan facility to $150 million. The Amendment also increases the sublimit for the issuance of letters of credit from $150 million to $200 million. Subject to certain conditions, the Amendment provides us the ability to enter into one or more incremental facilities, up to the greater of (i) $150 million and (ii) an amount such that, after giving effect to such incremental facility on a pro forma basis (assuming that the amount of the incremental commitments is fully drawn and funded), the consolidated senior secured leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured leverage ratio is the ratio of our consolidated senior secured indebtedness to our trailing twelve month consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA"), as defined by the Credit Agreement. The incremental facilities can be in the form of revolving commitments under the Credit Agreement and/or in the form of term loans. Payments under the Credit Agreement are guaranteed by substantially all of our subsidiaries and secured by the stock of each wholly-owned, domestic subsidiary (subject to specified exceptions).

Borrowings under the Credit Agreement (other than Swingline Loans (as defined in the Credit Agreement)) bear interest at a rate equal to either (a) the Eurodollar rate (based on LIBOR) plus an applicable margin, or (b) the administrative agent’s base rate, described in the Credit Agreement as the highest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Rate plus 0.50%, and (iii) the Eurodollar rate plus 1.00%, plus an applicable margin. In each case, the applicable margin is based upon our consolidated leverage ratio, which is the ratio of our consolidated total funded debt to our trailing twelve month consolidated EBITDA, as defined by the Credit Agreement. In addition, we pay a fee for unused revolver balances based upon the Company's consolidated leverage ratio. As of July 25, 2015, borrowings under the Credit Agreement were eligible for an applicable margin of 1.75% for borrowings based on the Eurodollar rate and 0.75% for borrowings based on the administrative agent's base rate. Swingline loans, if any, bear interest at a rate equal to the administrative agent’s base rate plus an applicable margin based upon our consolidated leverage ratio.

The Credit Agreement contains a financial covenant that requires us to maintain a consolidated leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter. It provides for certain increases to this ratio in connection with permitted acquisitions on the terms and conditions specified in the Credit Agreement. In addition, the Credit Agreement contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve month consolidated EBITDA to our consolidated interest expense as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter.

We incur fees under the Credit Agreement for the unutilized commitments at rates that range from 0.25% to 0.40% per annum, fees for outstanding standby letters of credit at rates that range from 1.25% to 2.00% per annum and fees for outstanding commercial letters of credit at rates that range from 0.625% to 1.000% per annum, in each case based on our consolidated leverage ratio.

We had $150.0 million and $114.1 million of outstanding principal amount under the term loan as of July 25, 2015 and July 26, 2014, respectively, which accrued interest at 1.94% per annum and 2.15% per annum, respectively. Additionally, outstanding revolver borrowings were $95.3 million and $63.0 million as of July 25, 2015 and July 26, 2014, respectively. Revolver borrowings consisted of borrowings at the applicable Eurodollar rate or the base rate and accrued interest at a weighted average rate of approximately 2.02% per annum and 2.55% per annum as of July 25, 2015 and July 26, 2014, respectively.

Standby letters of credit of approximately $54.4 million and $49.4 million, issued as part of our insurance program, were outstanding under the Credit Agreement as of July 25, 2015 and July 26, 2014, respectively. Interest on outstanding standby letters of credit accrued at 1.75% and 2.00% per annum as of July 25, 2015 and July 26, 2014, respectively. The unused facility fee was 0.35% of unutilized commitments at both July 25, 2015 and July 26, 2014.

At July 25, 2015 and July 26, 2014, we were in compliance with the financial covenants of the Credit Agreement and had additional borrowing availability of $300.3 million and $162.6 million, respectively, as determined by the most restrictive covenants of the Credit Agreement.

As of July 25, 2015 and July 26, 2014, Dycom Investments, Inc., one of our subsidiaries, had outstanding an aggregate principal amount of $277.5 million of 7.125% senior subordinated notes due 2021 (the "2021 Notes") that were issued under an indenture dated January 21, 2011 (the "Indenture"). In addition, the 2021 Notes had a debt premium of $2.8 million and

$3.2 million as of July 25, 2015 and July 26, 2014, respectively. The 2021 Notes are guaranteed by Dycom Investments, Inc.'s parent company and substantially all of our subsidiaries. For additional information regarding these guarantees, see Note 20, Supplemental Consolidating Financial Statements, in Notes to the Consolidated Financial Statements. The Indenture contains covenants that limit, among other things, our ability to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of our subsidiaries to pay dividends or make payments to us and our restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of its assets.

Contractual Obligations. The following table sets forth our outstanding contractual obligations, including related party leases, as of July 25, 2015:

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
	(Dollars in thousands)
7.125% senior subordinated notes due 2021	$—	$—	$—	$277,500	$277,500
Credit Agreement – revolving borrowings	—	—	—	95,250	95,250
Credit Agreement – Term Loan	3,750	14,063	132,187	—	150,000
Fixed interest payments on long-term debt (a)	19,772	39,544	39,544	9,885	108,745
Operating lease obligations	17,016	18,674	6,264	6,627	48,581
Employment agreements	5,499	1,732	—	—	7,231
Purchase and other contractual obligations (b)	13,194	—	—	—	13,194
Total	$59,231	$74,013	$177,995	$389,262	$700,501

(a)
Includes interest payments on our $277.5 million in aggregate principal amount of 2021 Notes outstanding and excludes any interest payments on our variable rate debt. Variable rate debt as of July 25, 2015 consisted of $150.0 million outstanding on our Term Loan and $95.3 million in outstanding revolving borrowings under our Credit Agreement.

(b)
Purchase and other contractual obligations in the table above primarily represent obligations under agreements to purchase vehicles and equipment that have not been received as of July 25, 2015. We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of July 25, 2015. During fiscal 2015, 2014, and 2013, our contributions to the multi-employer defined pension plans totaled approximately $4.8 million, $3.7 million, and $3.2 million, respectively.

Our consolidated balance sheet as of July 25, 2015 includes a long-term liability of approximately $51.5 million for accrued insurance claims. This liability has been excluded from the above table as the timing of any cash payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was $2.3 million and $2.4 million as of July 25, 2015 and July 26, 2014, respectively, and is included in other liabilities in the consolidated balance sheet. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Off-Balance Sheet Arrangements. Performance Bonds and Guarantees – We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of July 25, 2015, we had $294.9 million of outstanding performance and other surety contract bonds. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $67.9 million as of July 25, 2015. Additionally, we periodically guarantee certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit – We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize our obligations to our insurance carriers in connection with the settlement of potential claims. As of July 25, 2015 and July 26, 2014, we had $54.4 million and $49.4 million, respectively, outstanding standby letters of credit issued under the Credit Agreement.

Backlog. Our backlog consists of the estimated uncompleted portion of services to be performed under contractual agreements with our customers and totaled $3.680 billion and $2.331 billion at July 25, 2015 and July 26, 2014, respectively. The increase in backlog from July 26, 2014 primarily relates to new awards and extensions during fiscal 2015. We expect to complete 44.0% of the July 25, 2015 backlog during the next twelve months. Our backlog estimates represent amounts under master service agreements and other contractual agreements for services projected to be performed over the terms of the contracts and are based on contract terms, our historical experience with customers and, more generally, our experience in similar procurements. The significant majority of our backlog estimates comprise services under master service agreements and long-term contracts.

Revenue estimates included in our backlog can be subject to change because of project accelerations, cancellations, or delays due to various factors, including but not limited to commercial issues and adverse weather. These factors can also cause revenue to be realized in different periods or in different amounts from those originally reflected in backlog. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. While we did not experience any material cancellations during fiscal 2015, 2014, or 2013, many of our customers may cancel our contracts upon notice regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

Backlog is not a measure defined by United States generally accepted accounting principles; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.

Legal Proceedings

In May 2013, CertusView Technologies, LLC (“CertusView”), a wholly-owned subsidiary of the Company, filed suit against S & N Communications, Inc. and S & N Locating Services, LLC (“defendants”) in the United States District Court for the Eastern District of Virginia alleging infringement of certain United States patents. In January 2015, the District Court granted defendants’ motion for judgment on the pleadings for failure to claim patent-eligible subject matter, and entered final judgment on those claims the same day. CertusView filed a Notice of Appeal in February 2015 with the Court of Appeals for the Federal Circuit. In May 2015, the District Court re-opened the case to allow defendants to proceed with inequitable conduct counterclaims. In July 2015, the Court of Appeals dismissed the appeal in that court pending resolution of proceedings in the District Court. An unfavorable outcome for the inequitable conduct counterclaims may result in an award of attorneys’ fees, costs, and expenses. It is too early to evaluate the likelihood of an outcome to this matter. We intend to vigorously defend ourselves against the remaining counterclaims and appeal the judgment.

In November 2013, the wife of a former employee of Nichols Construction, LLC (“Nichols”), a wholly-owned subsidiary of the Company, commenced a lawsuit against Nichols in the Circuit Court of Barbour County, West Virginia. The lawsuit, filed on behalf of the former employee’s estate, is based upon a “deliberate intent” claim pursuant to West Virginia Code in connection with the employee's death at work. The plaintiff seeks unspecified damages and other relief. In December 2013, Nichols removed the case to the United States District Court for the Northern District of West Virginia, and in January 2015, filed a motion for summary judgment with respect to certain of the “deliberate intent” issues in the lawsuit. In May 2015, the parties agreed to settle the matter for $0.6 million. The Court has vacated the pending trial schedule and ordered the parties to file a Petition with the Court for a hearing to approve the settlement considering that the primary beneficiary is a minor. The proposed settlement is included in insurance recoveries/receivables related to accrued claims as of July 25, 2015. The hearing date has not been set, but it is expected to take place in September 2015.

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

Our revolving credit facility permits borrowings at a variable rate of interest. On July 25, 2015, we had variable rate debt outstanding under the Credit Agreement of $95.3 million of revolver borrowings and a $150.0 million term loan. Interest related to the borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of the Credit Agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $1.2 million annually. Additionally, outstanding long-term debt on July 25, 2015 included $277.5 million of principal amount of the 2021 Notes, which bear a fixed rate of interest of 7.125%. Due to the fixed rate of interest on the notes, changes in interest rates would not have an impact on the related interest expense. The fair value of the outstanding notes was approximately $290.0 million on July 25, 2015, based on quoted market prices, compared to $280.3 million carrying value (including debt premium of $2.8 million). There exists market risk sensitivity on the fair value of the fixed rate notes with respect to changes in interest rates. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the notes of approximately $6.2 million, calculated on a discounted cash flow basis.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of July 25, 2015, the market risk for foreign currency exchange rates was not significant as our operations in Canada were not material.

Item 8. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS JULY 25, 2015 AND JULY 26, 2014

	July 25, 2015	July 26, 2014
	(Dollars in thousands)
ASSETS
Current assets:
Cash and equivalents	$21,289	$20,672
Accounts receivable, net	315,134	272,741
Costs and estimated earnings in excess of billings	274,730	230,569
Inventories	48,650	49,095
Deferred tax assets, net	20,630	19,932
Other current assets	16,199	12,727
Total current assets	696,632	605,736

Property and equipment, net	231,564	205,413
Goodwill	271,653	269,088
Intangible assets, net	120,926	116,116
Other	38,089	16,001
Total non-current assets	662,232	606,618
Total assets	$1,358,864	$1,212,354

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$71,834	$63,318
Current portion of debt	3,750	10,938
Billings in excess of costs and estimated earnings	16,896	13,882
Accrued insurance claims	35,824	32,260
Other accrued liabilities	98,406	76,134
Total current liabilities	226,710	196,532

Long-term debt (including debt premium of $2.8 million and $3.2 million, respectively)	521,841	446,863
Accrued insurance claims	51,476	33,782
Deferred tax liabilities, net non-current	47,388	45,361
Other liabilities	4,249	4,882
Total liabilities	851,664	727,420

COMMITMENTS AND CONTINGENCIES, Note 18

Stockholders' equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 33,381,779 and 33,990,589 issued and outstanding, respectively	11,127	11,330
Additional paid-in capital	71,004	131,819
Accumulated other comprehensive loss	(1,198)	(158)
Retained earnings	426,267	341,943
Total stockholders' equity	507,200	484,934
Total liabilities and stockholders' equity	$1,358,864	$1,212,354

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JULY 25, 2015, JULY 26, 2014, AND JULY 27, 2013

	2015	2014	2013
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$2,022,312	$1,811,593	$1,608,612

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	1,593,250	1,475,045	1,300,416
General and administrative (including stock-based compensation expense of $13.9 million, $12.6 million, and $9.9 million, respectively)	178,700	161,858	145,771
Depreciation and amortization	96,044	92,772	85,481
Total	1,867,994	1,729,675	1,531,668

Interest expense, net	(27,025)	(26,827)	(23,334)
Other income, net	8,291	11,228	4,589
Income before income taxes	135,584	66,319	58,199

Provision (benefit) for income taxes:
Current	50,016	32,664	25,281
Deferred	1,244	(6,323)	(2,270)
Total provision for income taxes	51,260	26,341	23,011

Net income	$84,324	$39,978	$35,188

Earnings per common share:
Basic earnings per common share	$2.48	$1.18	$1.07

Diluted earnings per common share	$2.41	$1.15	$1.04

Shares used in computing earnings per common share:
Basic	34,045,481	33,773,158	33,012,595

Diluted	35,026,688	34,816,381	33,782,187

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS ENDED JULY 25, 2015, JULY 26, 2014, AND JULY 27, 2013

	2015	2014	2013
	(Dollars in thousands)
Net income	$84,324	$39,978	$35,188
Foreign currency translation losses, net of tax	(1,040)	(261)	(35)
Comprehensive income	$83,284	$39,717	$35,153

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED JULY 25, 2015, JULY 26, 2014, AND JULY 27, 2013

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
	(Dollars in thousands)
Balances as of July 28, 2012	33,587,744	$11,196	$114,820	$138	$266,777	$392,931
Stock options exercised	544,162	181	5,072	—	—	5,253
Stock-based compensation	5,674	2	9,900	—	—	9,902
Issuance of restricted stock, net of tax withholdings	173,537	58	(942)	—	—	(884)
Repurchase of common stock	(1,047,000)	(349)	(14,854)	—	—	(15,203)
Other comprehensive loss	—	—	—	(35)	—	(35)
Tax benefits from stock-based compensation	—	—	1,209	—	—	1,209
Net income	—	—	—	—	35,188	35,188
Balances as of July 27, 2013	33,264,117	11,088	115,205	103	301,965	428,361
Stock options exercised	803,796	268	14,300	—	—	14,568
Stock-based compensation	3,999	1	12,595	—	—	12,596
Issuance of restricted stock, net of tax withholdings	279,577	93	(3,874)	—	—	(3,781)
Repurchase of common stock	(360,900)	(120)	(9,879)	—	—	(9,999)
Other comprehensive loss	—	—	—	(261)	—	(261)
Tax benefits from stock-based compensation	—	—	3,472	—	—	3,472
Net income	—	—	—	—	39,978	39,978
Balances as of July 26, 2014	33,990,589	11,330	131,819	(158)	341,943	484,934
Stock options exercised	735,330	245	8,677	—	—	8,922
Stock-based compensation	4,062	1	13,922	—	—	13,923
Issuance of restricted stock, net of tax withholdings	321,722	107	(4,818)	—	—	(4,711)
Repurchase of common stock	(1,669,924)	(556)	(86,590)	—	—	(87,146)
Other comprehensive loss	—	—	—	(1,040)	—	(1,040)
Tax benefits from stock-based compensation	—	—	7,994	—	—	7,994
Net income	—	—	—	—	84,324	84,324
Balances as of July 25, 2015	33,381,779	$11,127	$71,004	$(1,198)	$426,267	$507,200

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JULY 25, 2015, JULY 26, 2014, AND JULY 27, 2013

	2015	2014	2013
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$84,324	$39,978	$35,188
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	96,044	92,772	85,481
Deferred income tax provision (benefit)	1,244	(6,323)	(2,270)
Stock-based compensation	13,923	12,596	9,902
Bad debt expense, net	465	615	139
Gain on sale of fixed assets	(7,110)	(10,706)	(4,683)
Write-off of deferred financing costs	—	—	321
Amortization of premium on long-term debt	(397)	(369)	(218)
Amortization of debt issuance costs and other	2,040	1,916	1,652
Excess tax benefit from share-based awards	(8,371)	(3,025)	(1,283)
Other	—	—	57
Change in operating assets and liabilities:
Accounts receivable, net	(40,444)	(16,949)	3,625
Costs and estimated earnings in excess of billings, net	(41,021)	(25,356)	(12,338)
Other current assets and inventory	(1,138)	(12,843)	(1,083)
Other assets	(6,875)	(555)	(31)
Income taxes receivable/payable	11,758	6,685	5,994
Accounts payable	7,114	(4,244)	(11,163)
Accrued liabilities, insurance claims, and other liabilities	30,344	9,993	(2,546)
Net cash provided by operating activities	141,900	84,185	106,744

INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	(31,909)	(17,088)	(330,291)
Capital expenditures	(102,997)	(89,136)	(64,650)
Proceeds from sale of assets	9,392	15,407	5,827
Other investing activities	(4,000)	—	—
Changes in restricted cash	(538)	(303)	60
Net cash used in investing activities	(130,052)	(91,120)	(389,054)

FINANCING ACTIVITIES:
Proceeds from issuance of 7.125% senior subordinated notes due 2021 (including $3.8 million premium on fiscal 2013 issuance)	—	—	93,825
Proceeds from borrowings on senior credit agreement, including term loan	535,750	502,000	529,500
Principal payments on senior credit agreement, including term loan	(467,563)	(495,813)	(358,625)
Debt issuance costs	(3,854)	—	(6,739)
Repurchases of common stock	(87,146)	(9,999)	(15,203)
Exercise of stock options	8,922	14,568	5,253
Restricted stock tax withholdings	(4,711)	(3,781)	(884)
Excess tax benefit from share-based awards	8,371	3,025	1,283
Principal payments on other financing activities	(1,000)	(1,000)	(74)
Net cash (used in) provided by financing activities	(11,231)	9,000	248,336

Net increase (decrease) in cash and equivalents	617	2,065	(33,974)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	20,672	18,607	52,581

CASH AND EQUIVALENTS AT END OF PERIOD	$21,289	$20,672	$18,607

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW (Continued) FOR THE YEARS ENDED JULY 25, 2015, JULY 26, 2014, AND JULY 27, 2013

	2015	2014	2013
	(Dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$25,369	$25,291	$21,414
Income taxes	$39,057	$26,738	$19,128
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$2,372	$2,651	$13,639

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Accounting Policies

Basis of Presentation

Dycom Industries, Inc. ("Dycom" or the "Company") is a leading provider of specialty contracting services throughout the United States and in Canada. The Company provides engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities.

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

Segment Information – The Company operates in one reportable segment. Its services are provided by its operating segments on a decentralized basis. Each operating segment consists of a subsidiary (or in limited instances, the combination of two or more subsidiaries). Management of the operating segments report to the Company's Chief Operating Officer who reports to the Chief Executive Officer, the chief operating decision maker. All of the Company's operating segments have been aggregated into one reportable segment based on their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. The Company's operating segments provide services throughout the United States and in Canada. Revenues from services provided in Canada were approximately $13.1 million, $12.2 million, and $13.0 million during fiscal 2015, 2014, and 2013, respectively. The Company had no material long-lived assets in Canada as of July 25, 2015 or July 26, 2014.

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

Accounting Period – The Company's fiscal year ends on the last Saturday in July. As a result, each fiscal year consists of either fifty-two weeks or fifty-three weeks of operations (with an additional week of operations occurring in the fourth quarter). Fiscal 2015, 2014, and 2013 each contain fifty-two weeks. Fiscal 2016 will contain fifty-three weeks of operations.

Significant Accounting Policies & Estimates

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. For the Company, key estimates include: recognition of revenue for costs and estimated earnings under the percentage of completion method of accounting, allowance for doubtful accounts, the fair value of reporting units for goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, the purchase price allocations of businesses acquired, accrued insurance claims, income taxes, asset lives used in computing depreciation and amortization, stock-based compensation expense for performance-based stock awards, and accruals for contingencies, including legal matters. These estimates are based on the Company's historical experience and management's understanding of current facts and circumstances. At the time they are made, the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole. However, actual results could differ materially from those estimates.

Revenue Recognition – The Company recognizes revenues under the percentage of completion method of accounting using the units-of-delivery or cost-to-cost measures. The Company performs a majority of its services under master service agreements and other agreements that contain customer-specified service requirements, such as discrete pricing for individual tasks. Revenue is recognized under these arrangements based on units-of-delivery as each unit is completed. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs and represented less than 10% of the Company’s contract revenues during each of fiscal 2015, 2014, and 2013. There were no material amounts of unapproved change orders or claims recognized during fiscal 2015, 2014, or 2013. The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized.

Application of the percentage of completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. The cost estimation process is based on the knowledge and experience of the Company’s project managers and financial professionals. Factors that the Company considers in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in changes to costs and income and their effects are recognized in the period in which the revisions are determined. The Company accrues the entire amount of an estimated loss at the time the loss on a contract becomes known. For fiscal 2015, 2014, and 2013, there was no material impact to the Company's results of operations due to changes in contract estimates.

Cash and Equivalents – Cash and equivalents primarily include balances on deposit in banks. The Company maintains substantially all of its cash and equivalents at financial institutions it believes to be of high credit quality. To date, the Company has not experienced any loss or lack of access to cash in its operating accounts.

Restricted Cash – As of July 25, 2015 and July 26, 2014, the Company had approximately $4.5 million and $4.0 million, respectively, in restricted cash, which is held as collateral in support of the Company's insurance obligations. Restricted cash is included in other current assets and other assets in the consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the consolidated statements of cash flows.

Allowance for Doubtful Accounts – The Company grants credit under normal payment terms, generally without collateral, to its customers. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. With respect to certain customers, the Company has statutory lien rights that may assist in its collection efforts. Management analyzes the collectability of accounts receivable balances each period. This analysis considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity, and other relevant factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of the Company's future provision for doubtful accounts. The Company recognizes an increase in the allowance for doubtful accounts when it is probable that a receivable is not collectible and the loss can be reasonably estimated. Any increase in the allowance account has a corresponding negative effect on the Company's results of operations. See Note 4, Accounts Receivable, for further information regarding the Company's accounts receivable.

Inventories – Inventories consist of materials and supplies used in the ordinary course of business and are carried at the lower of cost (using the first-in, first-out method) or market. Inventories also include certain job specific materials that are valued using the specific identification method. For contracts where the Company is required to supply part or all of the materials on behalf of the customer, the loss of the customer or declines in contract volumes could result in an impairment of the value of materials purchased.

Property and Equipment – Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives (see Note 6, Property and Equipment, for the range of useful lives). Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income. Capitalized software is accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 350-40, Internal Use Software. Capitalized software consists primarily of costs to purchase and develop internal-use software and is amortized over its useful life as a component of depreciation expense. Property and equipment includes internally developed capitalized computer software at net book value of $21.8 million and $16.5 million as of July 25, 2015, and July 26, 2014, respectively.

Goodwill and Intangible Assets – The Company accounts for goodwill and other intangibles in accordance with ASC Topic 350, Intangibles-Goodwill and Other ("ASC Topic 350"). The Company's goodwill and other indefinite-lived intangible assets are assessed annually for impairment as of the first day of the fourth fiscal quarter of each year, or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. The Company performs its annual impairment review of goodwill at the reporting unit level. Each of the Company's operating segments with goodwill represents a reporting unit for the purpose of assessing impairment. If the Company determines the fair value of its reporting unit's goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized and reflected in operating income or loss in the consolidated statements of operations during the period incurred.

In accordance with ASC Topic 360, Impairment or Disposal of Long-Lived Assets, the Company reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change that indicates that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. Should an asset not be recoverable, an impairment loss is measured by comparing the fair value of the asset to its carrying value. If the Company determines the fair value of an asset is less than the carrying value, an impairment loss is incurred and reflected in operating income or loss in the consolidated statements of operations during the period incurred.

The Company uses judgment in assessing if goodwill and intangible assets are impaired. Estimates of fair value are based on the Company's projection of revenues, operating costs, and cash flows taking into consideration historical and anticipated future results, general economic and market conditions, as well as the impact of planned business or operational strategies. The Company determines the fair value of its reporting units using a weighting of fair values derived equally from the income approach and the market approach valuation methodologies. The income approach uses the discounted cash flow method and the market approach uses the guideline company method. Changes in the Company's judgments and projections could result in significantly different estimates of fair value potentially resulting in impairments of goodwill and other intangible assets. The inputs used for fair value measurements of the reporting units and other related indefinite-lived intangible assets are the lowest level (Level 3) inputs.

Business Combinations – The Company accounts for business combinations under the acquisition method of accounting. The purchase price of each business acquired is allocated to the tangible and intangible assets acquired and the liabilities assumed based on information regarding their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable assets acquired and the liabilities assumed is allocated to goodwill. Management determines the fair values used in purchase price allocations for intangible assets based on historical data, estimated discounted future cash flows, contract backlog amounts, if applicable, and expected royalty rates for trademarks and trade names, as well as certain other assumptions. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but unknown to the Company at that time, may become known during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. The Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill or intangible assets to the extent that it identifies adjustments to the preliminary purchase price allocation. Acquisition costs are expensed as incurred. The results of operations of businesses acquired are included in the accompanying consolidated financial statements from their dates of acquisition.

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

Accrued Insurance Claims – For claims within the Company's insurance program, it retains the risk of loss, up to certain limits, for matters related to automobile liability, general liability, workers' compensation, employee group health, and damages associated with underground facility locating services. The Company has established reserves that it believes to be adequate based on current evaluations and its experience with these types of claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is determined with the assistance of an actuary and reflected in the consolidated financial statements as accrued insurance claims. The effect on the Company's financial statements is generally limited to the amount needed to satisfy its insurance deductibles or retentions. The liability for accrued claims and related accrued processing costs was $87.3 million and $66.0 million as of July 25, 2015 and July 26, 2014, respectively, and included incurred but not reported losses of approximately $39.4 million and $32.1 million, respectively. Based on prior payment patterns for similar claims, $35.8 million and $32.3 million of the amounts accrued as of July 25, 2015 and July 26, 2014, respectively, were expected to be paid within the next twelve months. Insurance recoveries/receivables related to accrued claims as of July 25, 2015 were $9.5 million, of which $0.6 million was included in other current assets and $8.9 million was included in non-current other assets.

The Company estimates the liability for claims based on facts, circumstances, and historical evidence. Recorded loss reserves are not discounted even though they will not be paid until sometime in the future. Factors affecting the determination of the expected cost for existing and incurred but not reported claims include, but are not limited to, the magnitude and quantity of future claims, the payment pattern of claims which have been incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations.

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

Stock-Based Compensation – The Company's stock-based award programs are intended to attract, retain, and reward talented employees, officers and directors, and to align stockholder and employee interests. The Company has granted stock-based awards under its 2012 Long-Term Incentive Plan ("2012 Plan"), 2003 Long-Term Incentive Plan ("2003 Plan") and the 2007 Non-Employee Directors Equity Plan ("2007 Directors Plan" and, together with the 2012 Plan and 2003 Plan, the "Plans"). In addition, awards are outstanding in other plans under which no further awards will be granted. The Company's policy is to issue new shares to satisfy equity awards under the Plans. The Plans provide for several types of stock-based awards, including stock options, restricted shares, performance shares, restricted share units, performance share units, and stock appreciation rights. The total number of shares available for grant under the Plans as of July 25, 2015 was 1,170,808.

Compensation expense for stock-based awards is based on the fair value at the measurement date and fluctuates over time as a result of the vesting period of the stock-based awards and the Company's performance, as measured by criteria set forth in the performance-based awards. Expense is included in general and administrative expenses in the consolidated statements of operations and the amount of expense ultimately recognized is based on the number of awards that actually vest. For performance-based restricted share units ("Performance RSUs"), the Company evaluates compensation expense quarterly and recognizes expense for performance-based awards only if it determines it is probable that the performance criteria for the awards will be met. Accordingly, future stock-based compensation expense may vary from fiscal year to fiscal year.

The fair value of time-based restricted share units ("RSUs") and Performance RSUs is estimated on the date of grant and is generally equal to the closing stock price on that date. RSUs and Performance RSUs are settled in one share of the Company's common stock upon vesting. RSUs vest ratably over a period of four years. Performance RSUs vest over a period of three years from the date of grant if certain performance goals are achieved. The performance targets are based on the Company's fiscal year operating earnings (adjusted for certain amounts) as a percentage of contract revenues and its fiscal year operating cash flow level. For the fiscal 2015 and fiscal 2014 performance periods, the performance targets exclude amounts recorded for the amortization of intangible assets of businesses acquired in fiscal 2013. Additionally, certain awards include three-year performance goals that, if met, result in supplemental shares awarded. The three-year performance criteria required to earn supplemental awards is more difficult to achieve than that required to earn annual target awards and is based on the Company's three-year cumulative operating earnings (adjusted for certain amounts) as a percentage of contract revenues and its three-year cumulative operating cash flow level.

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

Income Taxes – The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company's effective income tax rate differs from the statutory rate for the tax jurisdictions where it operates primarily as the result of the impact of non-deductible and non-taxable items and tax credits recognized in relation to pre-tax results. Measurement of the Company's tax position is based on the applicable statutes, federal and state case law, and its interpretations of tax regulations. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all relevant factors, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event it determines that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, the Company would adjust the valuation allowance, which would reduce the provision for income taxes.

In the normal course of business, tax positions exist for which the ultimate outcome is uncertain. ASC Topic 740, Income Taxes ("ASC Topic 740") prescribes a two-step process for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. The first step involves an evaluation of the underlying tax position based solely on technical merits (such as tax law) and the second step involves measuring the tax position based on the probability of it being sustained in the event of a tax examination. The Company recognizes tax benefits at the amount that it deems more likely than not will be realized upon ultimate settlement of any tax uncertainty. Tax positions that fail to qualify for recognition are recognized in the period in which the more-likely-than-not standard has been reached, when the tax positions are resolved with the respective taxing authority or when the statute of limitations for tax examination has expired. The Company recognizes applicable interest related to tax amounts in interest expense and penalties within general and administrative expenses.

During fiscal 2015, the Company adopted new IRS regulations for capitalizing and deducting costs incurred to acquire, produce, or improve tangible property. The new regulations did not have a material effect on the Company’s consolidated financial statements.

Fair Value of Financial Instruments – The Company's financial instruments consist primarily of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable and certain accrued expenses, as well as long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the Company's outstanding 7.125% senior subordinated notes due 2021 (the "2021 Notes") which are based on observable market-based inputs (Level 2) as of July 25, 2015 and July 26, 2014. See Note 10, Debt, for further information regarding the fair value of the 2021 Notes. The Company's cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of July 25, 2015 and July 26, 2014. During fiscal 2015 and 2014, the Company had no material nonrecurring fair value measurements of assets or liabilities subsequent to their initial recognition.

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

Other Assets – Other assets consist of deferred financing costs of $11.6 million, insurance recoveries/receivables related to accrued claims of $8.9 million, and other noncurrent assets consisting of long-term deposits, prepaid discounts and other totaling $13.6 million as of July 25, 2015. Additionally, during fiscal 2015, the Company made an investment of $4.0 million in nonvoting senior units of a customer in connection with this customer's restructuring plan. The investment is accounted for using the cost method.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09"), requiring entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 requires entities to disclose both qualitative and quantitative information that enables users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including disclosure of significant judgments affecting the recognition of revenue. The original public organization effective date for the Company was fiscal 2018; however, the FASB approved a one-year deferral of the effective date of this standard in July 2015. As such, ASU 2014-09 will be effective for the Company beginning in fiscal 2019 and interim reporting periods within that year, using either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect of the adoption of this guidance on the consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year following the date its financial statements are issued. If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern for a period of one year after following the date its financial statements are issued. Disclosure should include the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and management’s plans that are intended to mitigate those conditions or events. ASU 2014-15 will be effective for the Company beginning in fiscal 2017 and interim reporting periods within that year. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items ("ASU 2015-01"), which eliminates the concept of an extraordinary item from GAAP. As a result, an entity is no longer required to separately classify, present, or disclose extraordinary events and transactions; however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained. ASU 2015-01 will be effective for the Company beginning in fiscal 2017 and interim reporting periods within that year. The adoption of this guidance is not expected to have a material effect on the Company's financial position or results of operations.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires debt issuance costs to be presented as a direct deduction from the associated debt liability on the balance sheet. ASU 2015-03 will be effective for the Company in fiscal 2017 and interim reporting periods within that year, using the retrospective method. See Note 10, Debt, for further information regarding the Company’s debt financing. The adoption of this guidance will change the presentation of debt issuance costs but will not have a material effect on the Company's consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"), which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance does not change the current treatment for accounting for software licenses or service contracts. ASU 2015-05 will be effective for the Company in fiscal 2017 and interim reporting periods within that year, either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company is currently evaluating the transition methods and the effect of the adoption of this guidance on the consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"), which provides guidance on the measurement of inventory that is measured using first-in, first-out or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 will be effective for the Company in fiscal 2018 and interim reporting periods within that year and applied on a prospective basis. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

2. Computation of Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year Ended
	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders (numerator)	$84,324	$39,978	$35,188

Weighted-average number of common shares (denominator)	34,045,481	33,773,158	33,012,595

Basic earnings per common share	$2.48	$1.18	$1.07

Weighted-average number of common shares	34,045,481	33,773,158	33,012,595
Potential common stock arising from stock options, and unvested restricted share units	981,207	1,043,223	769,592
Total shares-diluted (denominator)	35,026,688	34,816,381	33,782,187

Diluted earnings per common share	$2.41	$1.15	$1.04

Anti-dilutive weighted shares excluded from the calculation of earnings per common share	103,896	586,389	1,204,116

3. Acquisitions

Fiscal 2015 - During the first quarter of fiscal 2015, the Company acquired Hewitt Power & Communications, Inc. ("Hewitt") for $8.0 million, net of cash acquired. Hewitt provides specialty contracting services primarily for telecommunications providers in the Southeastern United States. The Company acquired the assets of two cable installation contractors for an aggregate purchase price of $1.5 million during the second quarter of fiscal 2015. During the fourth quarter of fiscal 2015, the Company acquired Moll's Utility Services, LLC ("Moll's") for $6.5 million, net of cash acquired. Moll's provides specialty contracting services primarily for utilities in the Midwest United States. The Company also acquired the assets of Venture Communications Group, LLC ("Venture") for $15.6 million during the fourth quarter of fiscal 2015. Venture provides specialty contracting services primarily for telecommunications providers in the Midwest and Southeastern United States. Purchase price allocations of businesses acquired during the fourth quarter of fiscal 2015 are preliminary and will be completed during fiscal 2016 when valuations are finalized for intangible assets and other amounts. Goodwill of $2.2 million and amortizing intangible assets of $22.0 million related to businesses acquired in fiscal 2015 is expected to be deductible for tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including the expansion of the Company's geographic scope and strengthening of its customer base. See Note 7, Goodwill and Intangible Assets, for further information on amortization and estimated useful lives of intangible assets acquired. Additionally, see Note 21, Subsequent Events, regarding businesses acquired subsequent to fiscal 2015.

Fiscal 2014 - During the third quarter of fiscal 2014, the Company acquired a telecommunications specialty construction contractor in Canada for $0.7 million. Additionally, during the fourth quarter of fiscal 2014, the Company acquired Watts Brothers Cable Construction, Inc. ("Watts Brothers") for $16.4 million. Watts Brothers provides specialty contracting services primarily for telecommunications providers in the Midwest and Southeastern United States.

Fiscal 2013 - On December 3, 2012, the Company acquired substantially all of the telecommunications infrastructure services subsidiaries (the "Acquired Subsidiaries") of Quanta Services, Inc. for the sum of $275.0 million in cash, an adjustment of approximately $40.4 million for working capital received in excess of a target amount, and approximately $3.7 million for other specified items. The Acquired Subsidiaries provide specialty contracting services, including engineering, construction, maintenance and installation services to telecommunications providers, and other construction and maintenance services to electric and gas utilities and others. Principal business facilities are located in Arizona, California, Florida, Georgia, Minnesota, New York, Pennsylvania and Washington.

Pro forma contract revenues, income before taxes, and net income of the Acquired Subsidiaries were $1.837 billion, $90.0 million and $54.4 million, respectively, for fiscal 2013, resulting in basic and diluted pro forma earnings per share of $1.65 and $1.61, respectively. This unaudited pro forma information presents the Company's consolidated results of operations as if the acquisition of the Acquired Subsidiaries had occurred on July 31, 2011, the first day of the Company's 2012 fiscal year and includes certain adjustments, including depreciation and amortization expense based on the estimated fair value of the assets acquired, interest expense related to the Company's debt financing of the transaction, and the income tax impact of these adjustments. Pro forma earnings during fiscal 2013 have been adjusted to reflect amortization and depreciation as if the acquisition had occurred on July 31, 2011. This includes the impact of amortization expense, including customer relationships and contract backlog which is being recognized on an accelerated basis related to the expected economic benefit. Pro forma results also reflect depreciation expense which is recognized over the estimated useful lives of the related property and equipment. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined companies had the acquisition occurred at the beginning of the periods presented nor is it indicative of future results.

During the fourth quarter of fiscal 2013, the Company acquired Sage Telecommunications Corp. of Colorado, LLC ("Sage") and certain assets of a tower construction and maintenance company for a combined total of $11.3 million, net of cash acquired. Sage provides telecommunications construction and project management services primarily for cable operators in the Western United States.

The results of these acquisitions are included in the consolidated financial statements from their respective closing dates. The results from businesses acquired during fiscal 2015, fiscal 2014, and the fourth quarter of fiscal 2013 were not considered material to the Company's consolidated financial statements, individually or in the aggregate.

4. Accounts Receivable

Accounts receivable consisted of the following:

	July 25, 2015	July 26, 2014
	(Dollars in thousands)
Contract billings	$292,029	$258,254
Retainage	24,321	15,323
Total	316,350	273,577
Less: allowance for doubtful accounts	(1,216)	(836)
Accounts receivable, net	$315,134	$272,741

The Company grants credit under normal payment terms, generally without collateral, to its customers. The Company expects to collect the outstanding balance of accounts receivable, net (including retainage and amounts on which it has filed construction liens) within the next twelve months. The increase in accounts receivable and retainage during fiscal 2015 is the result of higher levels of work performed. Except as described below, there were no material accounts receivable amounts representing claims or other similar items subject to uncertainty as of July 25, 2015 or July 26, 2014.

In April 2014, Pauley Construction, Inc. ("Pauley"), a wholly-owned subsidiary of the Company, halted work and filed construction liens with respect to past due balances from a customer on a rural project. The project was being funded primarily by the Rural Utilities Service agency of the United States Department of Agriculture (the "RUS") under the American Recovery and Reinvestment Act of 2009. During fiscal 2015, the project restarted pursuant to the customer's restructuring plan with the RUS. In connection therewith, the Company made an investment of $4.0 million in nonvoting senior units of the customer during fiscal 2015. The Company collected certain of the past due balances and $6.8 million remains outstanding as of July 25, 2015. The Company expects to collect the remaining accounts receivable balances from the customer within the next twelve months. A significant portion of the outstanding balance is secured by construction liens. In the event the customer does not pay the balances owed, the Company may enforce its liens rights or take other actions necessary for collection. Amounts realized from these actions would depend on the fair value of the assets as well as the amount owed to, and the priority of, other creditors at the time of resolution.

The Company maintains an allowance for doubtful accounts for estimated losses on uncollected balances. The allowance for doubtful accounts changed as follows:

	Fiscal Year Ended
	July 25, 2015	July 26, 2014
	(Dollars in thousands)
Allowance for doubtful accounts at beginning of period	$836	$129
Bad debt expense	465	615
Amounts recovered (charged) against the allowance	(85)	92
Allowance for doubtful accounts at end of period	$1,216	$836

5. Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings ("CIEB") include revenue for services from contracts based both on the units-of-delivery and the cost-to-cost measures of the percentage of completion method. Amounts consisted of the following:

	July 25, 2015	July 26, 2014
	(Dollars in thousands)
Costs incurred on contracts in progress	$240,077	$234,766
Estimated to date earnings	72,446	57,335
Total costs and estimated earnings	312,523	292,101
Less: billings to date	(54,689)	(75,414)
	$257,834	$216,687
Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$274,730	$230,569
Billings in excess of costs and estimated earnings	(16,896)	(13,882)
	$257,834	$216,687

As of July 25, 2015, the Company expects that substantially all of its CIEB will be billed to customers and collected in the normal course of business within the next twelve months. Additionally, there were no material CIEB amounts representing claims or other similar items subject to uncertainty as of July 25, 2015 or July 26, 2014.

6. Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Lives	July 25, 2015	July 26, 2014
	(Years)	(Dollars in thousands)
Land	—	$3,475	$3,408
Buildings	10-35	11,944	11,589
Leasehold improvements	1-10	8,491	5,335
Vehicles	1-5	316,979	279,631
Computer hardware and software	1-7	80,091	73,349
Office furniture and equipment	1-7	8,183	7,790
Equipment and machinery	1-10	194,943	177,608
Total		624,106	558,710
Less: accumulated depreciation		(392,542)	(353,297)
Property and equipment, net		$231,564	$205,413

Depreciation expense and repairs and maintenance were as follows:

	Fiscal Year Ended
	2015	2014	2013
	(Dollars in thousands)
Depreciation expense	$79,331	$74,517	$64,756
Repairs and maintenance expense	$22,054	$21,829	$19,408

7. Goodwill and Intangible Assets

Goodwill

The Company's goodwill balance was $271.7 million and $269.1 million as of July 25, 2015 and July 26, 2014, respectively. The increase in goodwill during fiscal 2015 was primarily the result of preliminary purchase price allocations associated with businesses acquired in fiscal 2015. Changes in the carrying amount of goodwill for fiscal 2015 and fiscal 2014 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
	(Dollars in thousands)
Balance as of July 27, 2013	$463,577	$(195,767)	$267,810
Goodwill from fiscal 2014 acquisitions	1,278	—	1,278
Balance as of July 26, 2014	464,855	(195,767)	269,088
Purchase price allocation adjustments	377	—	377
Goodwill from fiscal 2015 acquisitions	2,188	—	2,188
Balance as of July 25, 2015	$467,420	$(195,767)	$271,653

The Company's goodwill resides in multiple reporting units. Goodwill and other indefinite-lived intangible assets are assessed annually for impairment as of the first day of the fourth fiscal quarter of each year, or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. The profitability of individual reporting units may suffer periodically due to downturns in customer demand and the level of overall economic activity, including in particular construction and housing activity. The Company's customers may reduce capital expenditures and defer or cancel pending projects during times of slowing economic conditions. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of the Company's reporting units. The cyclical nature of the Company's business, the high level of competition existing within its industry, and the concentration of its revenues from a limited number of customers may also cause results to vary. These factors may affect individual reporting units disproportionately, relative to the Company as a whole. As a result, the performance of one or more of the reporting units could decline, resulting in an impairment of goodwill or intangible assets.

The Company evaluates current operating results, including any losses, in the assessment of goodwill and other intangible assets. The estimates and assumptions used in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Changes in judgments and estimates could result in a significantly different estimate of the fair value of the reporting units and could result in impairments of goodwill or intangible assets of the reporting units. In addition, adverse changes to the key valuation assumptions contributing to the fair value of the Company's reporting units could result in an impairment of goodwill or intangible assets.

The Company performed its annual impairment assessment as of the first day of the fourth quarter of each of fiscal 2015, 2014, and 2013 and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the years. During fiscal 2015, the Company performed qualitative assessments on reporting units that comprise a substantial portion of its consolidated goodwill balance and on its indefinite-lived intangible asset. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. The Company considers various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, the Company performed the first step of the quantitative analysis described in ASC Topic 350. Under the income approach, the key valuation assumptions used in determining the fair value estimates of the Company's reporting units for each annual test were (a) a discount rate based on the Company's best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units; (b) terminal value based on terminal growth rates; and (c) seven expected years of cash flow before the terminal value. The table below outlines certain assumptions in each of the Company's fiscal 2015, 2014, and 2013 annual quantitative impairment analyses:

	2015	2014	2013
Terminal Growth Rate Range	1.5% - 2.5%	1.5% - 3.0%	1.5% - 2.5%
Discount Rate	11.5%	11.5%	11.5%

The discount rate reflects risks inherent within each reporting unit operating individually, which are greater than the risks inherent in the Company as a whole. The fiscal 2015, 2014, and 2013 analyses used the same discount rate given a consistent assessment of risk relative to industry conditions and an unchanged interest rate environment. The Company believes the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of its reporting units and within its industry. Under the market approach, the guideline company method develops valuation multiples by comparing the Company's reporting units to similar publicly traded companies. Key valuation assumptions and valuation multiples used in determining the fair value estimates of the Company's reporting units rely on (a) the selection of similar companies; (b) obtaining estimates of forecast revenue and earnings before interest, taxes, depreciation, and amortization for the similar companies; and (c) selection of valuation multiples as they apply to the reporting unit characteristics.

The Company determined that the fair values of each of the reporting units was substantially in excess of their carrying values in the fiscal 2015 annual assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value and analyzed the impact of such changes were they to occur. Specifically, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would not change. Additionally, if the discount rate applied in the fiscal 2015 impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. As of July 25, 2015, the Company believes the goodwill is recoverable for all of the reporting units; however, there can be no assurances that the goodwill will not be impaired in future periods.

Intangible Assets

The Company's intangible assets consisted of the following:

	Weighted Average Remaining Useful Lives	July 25, 2015	July 26, 2014
	(Years)	(Dollars in thousands)
Gross carrying amount:
Customer relationships	11.6	$195,375	$173,594
Contract backlog	2.4	8,076	15,285
Trade names	3.4	8,200	8,200
UtiliQuest trade name	—	4,700	4,700
Non-compete agreements	2.2	635	400
		216,986	202,179
Accumulated amortization:
Customer relationships		83,772	69,048
Contract backlog		7,381	13,490
Trade names		4,650	3,361
Non-compete agreements		257	164
		96,060	86,063
Net Intangible Assets		$120,926	$116,116

During fiscal 2015, the gross carrying amount of customer relationships and non-compete agreements intangible assets increased $21.8 million and $0.2 million, respectively, for businesses acquired during fiscal 2015. During fiscal 2015, certain contract backlog intangible assets became fully amortized. As a result, the gross carrying amount and the associated accumulated amortization decreased $7.2 million. This decrease had no effect on the net carrying value of intangible assets as of July 25, 2015.

Amortization of the Company's customer relationship intangibles and the contract backlog intangibles acquired in fiscal 2013 is recognized on an accelerated basis as a function of the expected economic benefit. Amortization for the Company's other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $16.7 million, $18.3 million, and $20.7 million for fiscal 2015, 2014, and 2013, respectively.

Estimated total amortization expense for existing intangible assets for each of the five succeeding fiscal years and thereafter is as follows:

Period	Amount
(Dollars in thousands)
2016	$17,315
2017	15,788
2018	13,494
2019	11,142
2020	10,230
Thereafter	48,257
Total	$116,226

As of July 25, 2015, the Company believes that the carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

8. Accrued Insurance Claims

For claims within the Company's insurance program, it retains the risk of loss, up to certain limits, for matters related to automobile liability, general liability, workers' compensation, employee group health, and damages associated with underground facility locating services. With regard to losses occurring in fiscal 2013 through fiscal 2015, the Company retains the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability, and workers’ compensation. The Company has maintained this same level of retention for fiscal 2016. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in two states in which the Company participates in a state-sponsored insurance fund. Aggregate stop-loss coverage for automobile liability, general liability, and workers’ compensation claims is $59.5 million for fiscal 2015 and $84.6 million for fiscal 2016.

The Company is party to a stop-loss agreement for losses under its employee group health plan. With regard to losses occurring in fiscal 2013 through fiscal 2015, the Company retains the risk of loss, on an annual basis, of the first $250,000 of claims per participant as well as the first $550,000 of claim amounts that aggregate across those participants having claims that exceed $250,000. The Company has maintained this same level of retention during fiscal 2016.

The liability for total accrued insurance claims and related processing costs was $87.3 million and $66.0 million as of July 25, 2015 and July 26, 2014, respectively, of which, $51.5 million and $33.8 million, respectively, was long-term and reflected in non-current liabilities in the consolidated financial statements. Insurance recoveries/receivables related to accrued claims as of July 25, 2015 were $9.5 million, of which $0.6 million was included in other current assets and $8.9 million was included in non-current other assets.

9. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	July 25, 2015	July 26, 2014
	(Dollars in thousands)
Accrued payroll and related taxes	$18,673	$18,429
Accrued employee benefit and incentive plan costs	29,528	17,677
Accrued construction costs	26,395	20,689
Accrued interest and related bank fees	865	872
Income taxes payable	8,916	5,223
Other current liabilities	14,029	13,244
Total other accrued liabilities	$98,406	$76,134

10. Debt

The Company’s outstanding indebtedness consisted of the following:

	July 25, 2015	July 26, 2014
	(Dollars in thousands)
Credit Agreement - Revolving facility (matures April 2020)	$95,250	$63,000
Credit Agreement - Term Loan (matures April 2020)	150,000	114,063
7.125% senior subordinated notes due 2021	277,500	277,500
Long-term debt premium on 7.125% senior subordinated notes (amortizes to interest expense through January 2021)	2,841	3,238
	525,591	457,801
Less: current portion	(3,750)	(10,938)
Long-term debt	$521,841	$446,863

Senior Subordinated Notes Due 2021

As of July 25, 2015 and July 26, 2014, Dycom Investments, Inc., (the "Issuer"), a wholly-owned subsidiary of the Company, had outstanding an aggregate principal amount of $277.5 million of 7.125% senior subordinated notes due 2021 that were issued under an indenture dated January 21, 2011 (the "Indenture"). In addition, the 2021 Notes had a debt premium of $2.8 million and $3.2 million as of July 25, 2015 and July 26, 2014, respectively. The 2021 Notes are guaranteed by the Issuer's parent company and substantially all of the Company's subsidiaries. For additional information regarding these guarantees see Note 20, Supplemental Consolidating Financial Statements. The Indenture contains covenants that limit, among other things, the Company's ability to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into transactions with affiliates, incur liens, impose restrictions on the ability of its subsidiaries to pay dividends or make payments to the Company and its restricted subsidiaries, merge or consolidate with another person, and dispose of all or substantially all of its assets.

The Company determined that the fair value of the 2021 Notes as of July 25, 2015 was approximately $290.0 million based on quoted market prices, compared to a $280.3 million carrying value (including the debt premium of $2.8 million). As of July 26, 2014, the fair value of the 2021 Notes was $297.6 million compared to a carrying value of $280.7 million (including the debt premium of $3.2 million).

Senior Credit Agreement

On April 24, 2015, Dycom Industries, Inc. and certain of its subsidiaries amended its existing credit agreement dated as of December 3, 2012 (as so amended by the "Amendment," the "Credit Agreement"), with various lenders named therein. The Amendment extends the maturity date of the credit agreement to April 24, 2020 and, among other things, increases the maximum revolver commitment from $275 million to $450 million, and increases the term loan facility to $150 million. The Amendment also increases the sublimit for the issuance of letters of credit from $150 million to $200 million. Subject to certain conditions, the Amendment provides the Company the ability to enter into one or more incremental facilities, up to the greater of (i) $150 million and (ii) an amount such that, after giving effect to such incremental facility on a pro forma basis (assuming that the amount of the incremental commitments is fully drawn and funded), the consolidated senior secured leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured leverage ratio is the ratio of the Company's consolidated senior secured indebtedness to its trailing twelve month consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA"), as defined by the Credit Agreement. The incremental facilities can be in the form of revolving commitments under the Credit Agreement and/or in the form of term loans. Payments under the Credit Agreement are guaranteed by substantially all of the Company's subsidiaries and secured by the stock of each wholly-owned, domestic subsidiary (subject to specified exceptions).

Borrowings under the Credit Agreement (other than Swingline Loans (as defined in the Credit Agreement)) bear interest at a rate equal to either (a) the Eurodollar rate (based on LIBOR) plus an applicable margin, or (b) the administrative agent’s base rate, described in the Credit Agreement as the highest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Rate plus 0.50%, and (iii) the Eurodollar rate plus 1.00%, plus an applicable margin. In each case, the applicable margin is based upon the Company's consolidated leverage ratio. In addition, the Company pays a fee for unused revolver balances based upon the Company's consolidated leverage ratio, which is the ratio of the Company's consolidated total funded debt to its trailing twelve month consolidated EBITDA, as defined by the Credit Agreement. As of July 25, 2015, borrowings under the Credit Agreement were eligible for an applicable margin of 1.75% for borrowings based on the Eurodollar rate and 0.75% for borrowings based on the administrative agent's base rate. Swingline loans, if any, bear interest at a rate equal to the administrative agent’s base rate plus an applicable margin based upon the Company's consolidated leverage ratio.

The Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter. It provides for certain increases to this ratio in connection with permitted acquisitions on the terms and conditions specified in the Credit Agreement. In addition, the Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated interest coverage ratio, which is the ratio of the Company's trailing twelve month consolidated EBITDA to its consolidated interest expense as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter.

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

The Company had $150.0 million and $114.1 million of outstanding principal amount under the term loan as of July 25, 2015 and July 26, 2014, respectively, which accrued interest at 1.94% per annum and 2.15% per annum, respectively. Additionally, outstanding revolver borrowings were $95.3 million and $63.0 million as of July 25, 2015 and July 26, 2014, respectively. Revolver borrowings consisted of borrowings at the applicable Eurodollar rate or the base rate and accrued interest at a weighted average rate of approximately 2.02% and 2.55% per annum as of July 25, 2015 and July 26, 2014, respectively.

Standby letters of credit of approximately $54.4 million and $49.4 million, issued as part of the Company's insurance program, were outstanding under the Credit Agreement as of July 25, 2015 and July 26, 2014, respectively. Interest on outstanding standby letters of credit accrued at 1.75% and 2.00% per annum as of July 25, 2015 and July 26, 2014, respectively. The unused facility fee was 0.35% of unutilized commitments at both July 25, 2015 and July 26, 2014.

At July 25, 2015 and July 26, 2014, the Company was in compliance with the financial covenants of the Credit Agreement and had additional borrowing availability of $300.3 million and $162.6 million, respectively, as determined by the most restrictive covenants of the Credit Agreement.

11. Income Taxes

The components of the provision (benefit) for income taxes were as follows:

	Fiscal Year Ended
	2015	2014	2013
	(Dollars in thousands)
Current:
Federal	$42,516	$27,161	$22,173
Foreign	502	416	406
State	6,998	5,087	2,702
	50,016	32,664	25,281
Deferred:
Federal	305	(5,706)	(2,866)
Foreign	268	—	6
State	671	(617)	590
	1,244	(6,323)	(2,270)
Total Tax Provision	$51,260	$26,341	$23,011

The Company is subject to federal income taxes in the United States, the income taxes of multiple state jurisdictions and in Canada. There were immaterial amounts of pre-tax income related to Canadian operations for fiscal 2015, 2014, and 2013. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian income tax examinations for fiscal years ended 2011 and prior. The Company believes its provision for income taxes is adequate; however, any assessment would affect the Company’s results of operations and cash flows. Income tax receivables totaling $2.1 million and $2.2 million are included in other current assets as of July 25, 2015 and July 26, 2014, respectively. Income tax payables totaling $8.9 million and $5.2 million are included in other accrued liabilities as of July 25, 2015 and July 26, 2014, respectively.

The deferred tax provision represents the change in the deferred tax assets and the liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The significant components of deferred tax assets and liabilities consisted of the following:

	July 25, 2015	July 26, 2014
	(Dollars in thousands)
Deferred tax assets:
Insurance and other reserves	$31,222	$26,964
Allowance for doubtful accounts and reserves	1,047	742
Net operating loss carryforwards	1,443	994
Stock-based compensation	5,149	5,402
Other	1,303	1,062
Total deferred tax assets	40,164	35,164
Valuation allowance	(870)	(878)
Deferred tax assets, net of valuation allowance	$39,294	$34,286
Deferred tax liabilities:
Property and equipment	$34,702	$32,164
Goodwill and intangibles	29,930	26,998
Other	1,420	553
Deferred tax liabilities	$66,052	$59,715

Net deferred tax liabilities	$26,758	$25,429

The valuation allowance above reduces the deferred tax asset balances to the amount that the Company has determined is more likely than not to be realized. The valuation allowance primarily relates to immaterial state net operating loss carryforwards, which generally begin to expire in fiscal 2022.

The difference between the total tax provision and the amount computed by applying the statutory federal income tax rates to pre-tax income is as follows:

	Fiscal Year Ended
	2015	2014	2013
	(Dollars in thousands)
Statutory rate applied to pre-tax income	$47,454	$23,212	$20,370
State taxes, net of federal tax benefit	5,159	2,863	2,271
Non-taxable and non-deductible items, net	(1,220)	491	366
Change in accruals for uncertain tax positions	(74)	53	153
Other items, net	(59)	(278)	(149)
Total tax provision	$51,260	$26,341	$23,011

Non-taxable and non-deductible items during fiscal 2015 consisted of a production related tax deduction of $4.0 million, offset by $2.8 million of non-deductible items.

As of July 25, 2015 and July 26, 2014, the Company had total unrecognized tax benefits of $2.3 million and $2.4 million, respectively, resulting from uncertain tax positions. The Company’s effective tax rate will be reduced during future periods if it is determined these tax benefits are realizable. The Company had approximately $0.9 million and $0.8 million for the payment of interest and penalties accrued as of July 25, 2015 and July 26, 2014, respectively. Interest expense related to unrecognized tax benefits for the Company was immaterial.

A summary of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of year	$2,401	$2,348	$2,194
Additions based on tax positions related to the fiscal year	44	137	155
Additions (reductions) based on tax positions related to prior years	(98)	10	19
Reductions related to the expiration of statutes of limitation	(20)	(94)	(20)
Balance at end of year	$2,327	$2,401	$2,348

12. Other Income, Net

The components of other income, net, were as follows:

	Fiscal Year Ended
	2015	2014	2013
	(Dollars in thousands)
Gain on sale of fixed assets	$7,110	$10,706	$4,683
Miscellaneous income, net	1,181	522	227
Write-off of deferred financing costs	—	—	(321)
Total other income, net	$8,291	$11,228	$4,589

The Company recognized $0.3 million in write-off of deferred financing costs during fiscal 2013 in connection with the replacement of its prior credit agreement.

13. Employee Benefit Plans

The Company sponsors a defined contribution plan that provides retirement benefits to eligible employees who elect to participate. Under the plan, participating employees may defer up to 75% of their base pre-tax eligible compensation up to the IRS limits. The Company contributes 30% of the first 5% of base eligible compensation that a participant contributes to the plan and may make discretionary matching contributions from time to time. The Company's contributions were $4.0 million, $1.9 million, and $1.6 million related to the fiscal 2015, 2014, and 2013 periods, respectively.

In connection with the businesses acquired in fiscal 2013, the Company assumed the obligation to make future contributions under an employee benefit plan in effect for certain hourly employees. Contributions for fiscal 2015, 2014, and 2013 under this plan were $0.8 million, $1.2 million, and $0.8 million, respectively.

Certain of the Company's subsidiaries contribute amounts to multiemployer defined benefit pension plans under the terms of collective bargaining agreements ("CBA") that cover employees represented by unions. Contributions are generally based on fixed amounts per hour per employee for employees covered by the plan. Participating in a multiemployer plan entails risks different from single-employer plans in the following aspects:

•	assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

•	if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be allocated to the remaining participating employers; and

•
if the Company stops participating in the multiemployer plan the Company may be required to pay the plan an amount based on the underfunded status of the plan. This payment is referred to as a withdrawal liability.

The information available to the Company about the multiemployer plans in which it participates is generally dated due to the nature of the reporting cycle of multiemployer plans and legal requirements under the Employee Retirement Income Security Act ("ERISA") as amended by the Multiemployer Pension Plan Amendments Act ("MPPAA"). Based upon the most recently available annual reports, the Company's contribution to each of the plans was less than 5% of each plans' total contributions. The Pension, Hospitalization and Benefit Plan of the Electrical Industry – Pension Trust Fund ("the Plan") was considered individually significant and is presented separately below. All other plans are presented in the aggregate.

		PPA Zone Status (a)			Company Contributions (Dollars in thousands)				Expiration Date of CBA
Fund	EIN	2014	2013	FIP/RP Status (b)	2015	2014	2013	Surcharge Imposed
The Plan	13-6123601	Green	Green	No	$3,852	$3,044	$2,962	No	05/05/2016
Other Plans					934	635	243		Various
Total Contributions					$4,786	$3,679	$3,205

(a)
The most recent Pension Protection Act (the "PPA") zone status was provided by the Plan for Plan years ending September 30, 2014 and September 30, 2013, respectively. The zone status is based on information that the Company received from the Plan and is certified by the Plan's actuary. Generally, plans in the red zone are less that 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded.

(b)
The "FIR/RP Status" column indicates plans for which a financial improvement plan (FIP) or rehabilitation plan (RP), as required by the Internal Revenue Code, is either pending or has been implemented.

The Company has not incurred withdrawal liabilities related to the plans as of July 25, 2015.

14. Capital Stock

During fiscal 2015, 2014, and 2013, the Company made the following repurchases under its prior and current share repurchase programs:

Fiscal Year Ended	Number of Shares Repurchased	Total Consideration (Dollars in thousands)	Average Price Per Share
July 27, 2013	1,047,000	$15,203	$14.52
July 26, 2014	360,900	$9,999	$27.71
July 25, 2015	1,669,924	$87,146	$52.19

All shares repurchased have been subsequently canceled. As of July 25, 2015, approximately $10.0 million of the $40.0 million authorized on July 1, 2015 remained available for repurchases through December 2016. See Note 21, Subsequent Events, regarding shares repurchased by the Company subsequent to fiscal 2015.

During fiscal 2015, 2014, and 2013, the Company withheld shares to meet payroll tax withholdings obligations arising from the vesting of restricted share units. Approximately 145,395 shares, 136,604 shares, and 47,277 shares, totaling $4.7 million, $3.8 million, and $0.9 million, respectively, were withheld during fiscal 2015, 2014, and 2013, respectively. All shares withheld have been canceled. Shares withheld for tax withholdings do not reduce the Company’s total share repurchase authority.

15. Stock-Based Awards

Stock-based compensation expense and the related tax benefit recognized and realized related to stock options and restricted share units during fiscal 2015, 2014, and 2013 were as follows:

	Fiscal Year Ended
	2015	2014	2013
	(Dollars in thousands)
Stock-based compensation	$13,923	$12,596	$9,902
Tax benefit recognized in the statement of operations	$5,458	$4,819	$3,782
Cash tax benefit realized from option exercises and stock vestings	$13,976	$7,116	$3,428

As of July 25, 2015, total unrecognized compensation expense of $22.4 million related to stock options, time-based restricted share units ("RSUs") and target Performance RSUs (based on the Company's estimate of performance goal achievement) of $3.0 million, $6.0 million, and $13.4 million, respectively. This expense will be recognized over a weighted-average period of 2.6 years, 2.4 years, and 1.4 years, respectively, based on the average remaining service periods of the awards. As of July 25, 2015, the Company may recognize an additional $5.2 million in compensation expense related to Performance RSUs if the maximum amount of restricted share units is earned based on certain performance goals being met.

The following table summarizes the valuation of stock options and restricted share units granted during fiscal 2015, 2014, and 2013 and the significant valuation assumptions:

	Fiscal Year Ended
	2015	2014	2013
Weighted average fair value of RSUs granted	$31.42	$27.54	$18.52
Weighted average fair value of Performance RSUs granted	$31.03	$27.66	$18.08
Weighted average fair value of stock options granted	$19.48	$17.43	$11.66
Stock option assumptions:
Risk-free interest rate	2.1%	2.7%	1.6%
Expected life (years)	8.8	8.8	9.3
Expected volatility	54.5%	55.1%	55.4%
Expected dividends	—	—	—

Stock Options

The following table summarizes stock option award activity during fiscal 2015:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding as of July 26, 2014	2,044,893	$18.68
Granted	90,686	$31.46
Options exercised	(735,330)	$12.13
Forfeited or canceled	(484,926)	$34.44
Outstanding as of July 25, 2015	915,323	$16.86	6.0	$43,052

Exercisable options as of July 25, 2015	657,055	$13.46	5.1	$33,139

The total amount of exercisable options as of July 25, 2015 presented above reflects the approximate amount of options expected to vest after giving effect to estimated forfeitures at an insignificant rate. The aggregate intrinsic values for stock options presented above are based on the Company’s closing stock price of $63.90 on July 24, 2015. These amounts represent the total intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date, excluding applicable taxes. The total intrinsic value of stock options exercised was $24.9 million, $8.4 million, and $6.0 million for fiscal 2015, 2014, and 2013, respectively. The Company received cash from the exercise of stock options of $8.9 million, $14.6 million, and $5.3 million during fiscal 2015, 2014, and 2013, respectively.

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU activity during fiscal 2015:

	Restricted Stock
	RSUs			Performance RSUs
	Share Units	Weighted Average Grant Price	Aggregate Intrinsic Value	Share Units	Weighted Average Grant Price	Aggregate Intrinsic Value
			(In thousands)			(In thousands)
Outstanding as of July 26, 2014	398,931	$20.61		1,190,184	$21.73
Granted	102,307	$31.42		416,987	$31.03
Share units vested	(153,140)	$19.96		(318,969)	$21.61
Forfeited or canceled	(26,090)	$19.32		(342,662)	$20.11
Outstanding as of July 25, 2015	322,008	$24.46	$20,576	945,540	$26.46	$60,420

The total amount of granted Performance RSUs presented above consists of 357,331 target shares, granted to officers and employees, and 59,656 supplemental shares granted to officers. During fiscal 2015, the Company canceled 312,163 Performance RSUs outstanding as of July 26, 2014, including 48,313 target shares and 263,850 supplemental shares, as a result of the fiscal 2014 performance criteria not being fully met. Approximately 169,790 supplemental shares outstanding as of July 25, 2015 will be canceled in fiscal 2016 as a result of performance criteria for attaining supplemental shares not being met. The total amount of Performance RSUs outstanding as of July 25, 2015 consists of 717,303 target shares and 228,237 supplemental shares.

The unvested RSUs reflect the approximate amount of units expected to vest after giving effect to estimated forfeitures. The total fair value of restricted share units vested during fiscal 2015, 2014, and 2013 was $15.2 million, $11.7 million, and $4.2 million, respectively.

The aggregate intrinsic values presented above for restricted share units are based on the Company’s closing stock price of $63.90 on July 24, 2015. These amounts represent the total intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date, excluding applicable taxes.

16. Related Party Transactions

The Company leases certain administrative offices and equipment as well as pays for certain subcontracting services and materials from entities related to officers of its subsidiaries. Expenses under these arrangements for fiscal 2015, 2014, and 2013 were as follows:

	Fiscal Year Ended
	2015	2014	2013
	(Dollars in thousands)
Real property and equipment leases	$2,722	$1,685	$1,862
Subcontractors and materials expense	$2,532	$2,069	$700

The remaining future minimum lease commitments under real property and equipment lease arrangements with related parties is approximately $1.0 million, $0.8 million, $0.4 million, $0.3 million, $0.3 million and $0.1 million during fiscal 2016, 2017, 2018, 2019, 2020, and thereafter, respectively. The Company believes that all related party transactions have been conducted on an arms-length basis with terms that are similar to those available from third parties.

17. Concentration of Credit Risk

The Company is subject to concentrations of credit risk relating primarily to its cash and equivalents, trade accounts receivable and costs and estimated earnings in excess of billings. The Company grants credit under normal payment terms, generally without collateral, to its customers. These customers primarily consist of telephone companies, cable television multiple system operators, wireless carriers, network operators, telecommunication equipment and infrastructure providers, and electric and gas utilities and others. With respect to a portion of the services provided to these customers, the Company has statutory lien rights which may in certain circumstances assist in the Company’s collection efforts. Adverse changes in overall business and economic factors may impact the Company’s customers and increase credit risks. These risks may become elevated as a result of economic weakness and market volatility. In the past, some of the Company’s customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose the Company to increased risks related to the collectability of amounts due for services performed.

The Company’s customer base is highly concentrated, with its top five customers accounting for approximately 61.1%, 58.3%, and 58.5% of its total revenues during fiscal 2015, 2014, and 2013, respectively. Customers whose revenues exceeded 10% of total revenue during fiscal 2015, 2014, or 2013 were as follows:

	Fiscal Year Ended
	2015	2014	2013
AT&T Inc.	20.8%	19.2%	15.5%
CenturyLink, Inc.	14.2%	13.8%	14.6%
Comcast Corporation	12.9%	11.7%	10.9%

Certain customers represented 10% or more of combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings, net ("CIEB, net") as of July 25, 2015 or July 26, 2014. AT&T Inc. represented $101.7 million, or 17.7% of combined amounts of trade accounts receivable and CIEB, net as of July 25, 2015 and $87.6 million, or 17.9% as of July 26, 2014. CenturyLink, Inc. represented $80.1 million, or 14.0% of combined amounts of trade accounts receivable and CIEB, net as of July 25, 2015 and $48.2 million, or 9.8% as of July 26, 2014. In addition, Comcast Corporation represented $63.0 million, or 11.0% of combined amounts of trade accounts receivable and CIEB, net as of July 25, 2015 and another customer represented $64.5 million, or 11.2% of combined amounts of trade accounts receivable and CIEB, net as of July 25, 2015.

The Company believes that none of its significant customers was experiencing financial difficulties that would materially impact the collectability of the Company's trade accounts receivable and costs in excess of billings as of July 25, 2015 and July 26, 2014. See Note 4, Accounts Receivable, and Note 5, Costs and Estimated Earnings in Excess of Billings, for additional information regarding the Company's trade accounts receivable and costs and estimated earnings in excess of billings.

18. Commitments and Contingencies

In May 2013, CertusView Technologies, LLC (“CertusView”), a wholly-owned subsidiary of the Company, filed suit against S & N Communications, Inc. and S & N Locating Services, LLC (“defendants”) in the United States District Court for the Eastern District of Virginia alleging infringement of certain United States patents. In January 2015, the District Court granted defendants’ motion for judgment on the pleadings for failure to claim patent-eligible subject matter, and entered final judgment on those claims the same day. CertusView filed a Notice of Appeal in February 2015 with the Court of Appeals for the Federal Circuit. In May 2015, the District Court re-opened the case to allow defendants to proceed with inequitable conduct counterclaims. In July 2015, the Court of Appeals dismissed the appeal in that court pending resolution of proceedings in the District Court. An unfavorable outcome for the inequitable conduct counterclaims may result in an award of attorneys’ fees, costs, and expenses. It is too early to evaluate the likelihood of an outcome to this matter. The Company intends to vigorously defend itself against the remaining counterclaims and appeal the judgment.

In November 2013, the wife of a former employee of Nichols Construction, LLC (“Nichols”), a wholly-owned subsidiary of the Company, commenced a lawsuit against Nichols in the Circuit Court of Barbour County, West Virginia. The lawsuit, filed on behalf of the former employee’s estate, is based upon a “deliberate intent” claim pursuant to West Virginia Code in connection with the employee's death at work. The plaintiff seeks unspecified damages and other relief. In December 2013, Nichols removed the case to the United States District Court for the Northern District of West Virginia, and in January 2015, filed a motion for summary judgment with respect to certain of the “deliberate intent” issues in the lawsuit. In May 2015, the parties agreed to settle the matter for $0.6 million. The Court has vacated the pending trial schedule and ordered the parties to file a Petition with the Court for a hearing to approve the settlement considering that the primary beneficiary is a minor. The proposed settlement is included in insurance recoveries/receivables related to accrued claims as of July 25, 2015. The hearing date has not been set, but it is expected to take place in September 2015.

From time to time, the Company is party to various other claims and legal proceedings. It is the opinion of management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on its financial statements.

For claims within the Company's insurance program, it retains the risk of loss, up to certain limits, for matters related to automobile liability, general liability, workers' compensation, employee group health, and damages associated with underground facility locating services, and the Company has established reserves that it believes to be adequate based on current evaluations and experience with these types of claims. For these claims, the effect on the Company's financial statements is generally limited to the amount needed to satisfy insurance deductibles or retentions.

Commitments

The Company and its subsidiaries have operating leases covering office facilities, vehicles, and equipment that have original noncancelable terms in excess of one year. Certain of these leases contain renewal provisions and generally require the Company to pay insurance, maintenance, and other operating expenses. Total expense incurred under these operating lease agreements was $18.5 million, $17.7 million, and $15.3 million for fiscal 2015, 2014, and 2013, respectively. These amounts are inclusive of the lease transactions with related parties presented in Note 16, Related Party Transactions. The Company also incurred rental expense of approximately $20.4 million, $20.4 million, and $19.0 million for fiscal 2015, 2014, and 2013, respectively, related to facilities, vehicles, and equipment which are being leased under original terms that are one year or less. The future minimum obligation under the leases with noncancelable terms in excess of one year, including transactions with related parties, is as follows:

Future Minimum Lease Payments
(Dollars in thousands)
2016	$17,016
2017	11,807
2018	6,867
2019	3,724
2020	2,540
Thereafter	6,627
Total	$48,581

Performance Bonds and Guarantees - The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of July 25, 2015 and July 26, 2014, the Company had $294.9 million and $446.8 million of outstanding performance and other surety contract bonds, respectively.

The Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit - The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize the Company’s obligations to its insurance carriers in connection with the settlement of potential claims. As of July 25, 2015 and July 26, 2014, the Company had $54.4 million and $49.4 million, respectively, of outstanding standby letters of credit issued under the Credit Agreement.

19. Quarterly Financial Data (Unaudited)

In the opinion of management, the following unaudited quarterly data from fiscal 2015 and 2014 reflect all adjustments (consisting of normal recurring accruals), which are necessary to present a fair presentation of amounts shown for such periods (the sum of the quarterly results may not equal the reported annual amounts due to rounding). The earnings per common share calculation for each quarter is based on the weighted average shares of common stock outstanding plus the dilutive effect of stock options and restricted share units, if any.

Fiscal 2015:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Revenues	$510,389	$441,081	$492,363	$578,479
Costs of earned revenues, excluding depreciation and amortization	$403,468	$355,429	$388,239	$446,114
Gross profit	$106,921	$85,652	$104,124	$132,365
Net income	$20,807	$9,432	$20,258	$33,827
Earnings per common share - Basic	$0.61	$0.28	$0.59	$1.00
Earnings per common share - Diluted	$0.59	$0.27	$0.58	$0.97

Fiscal 2014:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Revenues	$512,720	$390,518	$426,284	$482,071
Costs of earned revenues, excluding depreciation and amortization	$410,119	$327,353	$350,352	$387,221
Gross profit	$102,601	$63,165	$75,932	$94,850
Net income (loss)	$18,660	$(3,067)	$7,895	$16,489
Earnings (loss) per common share - Basic	$0.56	$(0.09)	$0.23	$0.49
Earnings (loss) per common share - Diluted	$0.54	$(0.09)	$0.23	$0.47

20. Supplemental Consolidating Financial Statements

On July 25, 2015 and July 26, 2014, Dycom Investments, Inc. (the "Issuer") had outstanding an aggregate principal amount of $277.5 million of 2021 Notes. The 2021 Notes are guaranteed by Dycom Industries, Inc. (the "Parent") and substantially all of the Company's subsidiaries. Each guarantor and non-guarantor subsidiary is 100% owned, directly or indirectly, by the Issuer and the Parent. The 2021 Notes are fully and unconditionally guaranteed on a joint and several basis by each guarantor subsidiary and Parent. The Indenture contains certain release provisions for the guarantor subsidiaries and the Parent. With respect to the guarantor subsidiaries, these provisions include release upon (i) the sale or other disposition of all or substantially all of the assets of a guarantor or a sale or other disposition of all of the capital stock of a guarantor, in each case, to a person that is not the Issuer, the Parent or a restricted subsidiary of the Parent, (ii) the designation of a restricted subsidiary that is a guarantor as an unrestricted subsidiary, (iii) the legal defeasance, covenant defeasance or satisfaction and discharge of the Indenture, and (iv) the release of a guarantor of its guarantee of any credit facility. The Parent may not be released from its guarantee under any circumstances, except in the event of legal or covenant defeasance of the 2021 Notes or of satisfaction and discharge of the Indenture or pursuant to a provision of the Indenture that limits the Parent’s liability under its guarantee in order to prevent a fraudulent conveyance. There are no contractual restrictions limiting transfers of cash from guarantor and non-guarantor subsidiaries to Issuer or Parent, within the meaning of Rule 3-10 of Regulation S-X.

The following consolidating financial statements present, in separate columns, financial information for (i) the Parent on a parent only basis, (ii) the Issuer, (iii) the guarantor subsidiaries on a combined basis, (iv) other non-guarantor subsidiaries on a combined basis, (v) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (vi) the Company on a consolidated basis. The consolidating financial statements are presented in accordance with the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. Intercompany charges (income) between the Parent and subsidiaries are recognized in the consolidating financial statements during the period incurred and the settlement of intercompany balances is reflected in the consolidating statement of cash flows based on the nature of the underlying transactions. During fiscal 2015, the Company merged certain guarantor subsidiaries into the Issuer which increased the total investment in subsidiaries of the Issuer as of July 25, 2015, as reflected within the consolidated balance sheet. The mergers were non-cash transactions.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET JULY 25, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and equivalents	$—	$—	$20,515	$774	$—	$21,289
Accounts receivable, net	—	—	312,641	2,493	—	315,134
Costs and estimated earnings in excess of billings	—	—	273,544	1,186	—	274,730
Inventories	—	—	48,650	—	—	48,650
Deferred tax assets, net	2,939	—	17,745	69	(123)	20,630
Other current assets	7,350	20	8,097	732	—	16,199
Total current assets	10,289	20	681,192	5,254	(123)	696,632

Property and equipment, net	23,527	—	187,596	20,441	—	231,564
Goodwill	—	—	271,653	—	—	271,653
Intangible assets, net	—	—	120,926	—	—	120,926
Deferred tax assets, net non-current	—	72	3,951	827	(4,850)	—
Investment in subsidiaries	893,940	2,348,292	—	—	(3,242,232)	—
Intercompany receivables	—	—	1,347,896	—	(1,347,896)	—
Other	17,460	4,940	11,598	4,091	—	38,089
Total non-current assets	934,927	2,353,304	1,943,620	25,359	(4,594,978)	662,232
Total assets	$945,216	$2,353,324	$2,624,812	$30,613	$(4,595,101)	$1,358,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,388	$—	$65,458	$988	$—	$71,834
Current portion of debt	3,750	—	—	—	—	3,750
Billings in excess of costs and estimated earnings	—	—	16,896	—	—	16,896
Accrued insurance claims	156	—	35,624	44	—	35,824
Deferred tax liabilities	—	62	11	50	(123)	—
Other accrued liabilities	22,428	504	73,389	2,085	—	98,406
Total current liabilities	31,722	566	191,378	3,167	(123)	226,710

Long-term debt	241,500	280,341	—	—	—	521,841
Accrued insurance claims	53	—	51,391	32	—	51,476
Deferred tax liabilities, net non-current	1,430	363	48,734	1,711	(4,850)	47,388
Intercompany payables	160,238	1,178,114	—	9,544	(1,347,896)	—
Other liabilities	3,073	—	1,176	—	—	4,249
Total liabilities	438,016	1,459,384	292,679	14,454	(1,352,869)	851,664
Total stockholders' equity	507,200	893,940	2,332,133	16,159	(3,242,232)	507,200
Total liabilities and stockholders' equity	$945,216	$2,353,324	$2,624,812	$30,613	$(4,595,101)	$1,358,864

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET JULY 26, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations and Reclassifications	Dycom Consolidated
	(Dollars in thousands)
ASSETS
Current assets:
Cash and equivalents	$—	$—	$19,739	$933	$—	$20,672
Accounts receivable, net	—	—	269,760	2,981	—	272,741
Costs and estimated earnings in excess of billings	—	—	228,541	2,028	—	230,569
Inventories	—	—	49,095	—	—	49,095
Deferred tax assets, net	3,822	—	16,193	87	(170)	19,932
Other current assets	4,956	16	7,237	518	—	12,727
Total current assets	8,778	16	590,565	6,547	(170)	605,736

Property and equipment, net	18,108	—	171,158	16,147	—	205,413
Goodwill	—	—	269,088	—	—	269,088
Intangible assets, net	—	—	115,483	633	—	116,116
Deferred tax assets, net non-current	182	—	3,884	15	(4,081)	—
Investment in subsidiaries	809,617	1,540,338	1,621	—	(2,351,576)	—
Intercompany receivables	—	—	628,443	—	(628,443)	—
Other	7,748	5,636	2,466	151	—	16,001
Total non-current assets	835,655	1,545,974	1,192,143	16,946	(2,984,100)	606,618
Total assets	$844,433	$1,545,990	$1,782,708	$23,493	$(2,984,270)	$1,212,354

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,083	$—	$58,970	$1,265	$—	$63,318
Current portion of debt	10,938	—	—	—	—	10,938
Billings in excess of costs and estimated earnings	—	—	13,882	—	—	13,882
Accrued insurance claims	612	—	31,599	49	—	32,260
Deferred tax liabilities	—	80	66	24	(170)	—
Other accrued liabilities	12,668	566	61,284	1,616	—	76,134
Total current liabilities	27,301	646	165,801	2,954	(170)	196,532

Long-term debt	166,125	280,738	—	—	—	446,863
Accrued insurance claims	778	—	32,959	45	—	33,782
Deferred tax liabilities, net non-current	—	432	48,593	417	(4,081)	45,361
Intercompany payables	162,127	454,557	—	11,759	(628,443)	—
Other liabilities	3,168	—	1,711	3	—	4,882
Total liabilities	359,499	736,373	249,064	15,178	(632,694)	727,420
Total stockholders' equity	484,934	809,617	1,533,644	8,315	(2,351,576)	484,934
Total liabilities and stockholders' equity	$844,433	$1,545,990	$1,782,708	$23,493	$(2,984,270)	$1,212,354

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS YEAR ENDED JULY 25, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$2,009,258	$13,054	$—	$2,022,312

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	1,583,651	9,599	—	1,593,250
General and administrative	52,496	540	113,329	12,335	—	178,700
Depreciation and amortization	5,471	—	85,696	4,877	—	96,044
Intercompany charges (income), net	(65,098)	—	67,430	(2,332)	—	—
Total	(7,131)	540	1,850,106	24,479	—	1,867,994

Interest expense, net	(7,012)	(20,003)	(10)	—	—	(27,025)
Other income, net	(119)	—	9,039	(629)	—	8,291

Income (loss) before income taxes and equity in earnings of subsidiaries	—	(20,543)	168,181	(12,054)	—	135,584

Provision (benefit) for income taxes:	—	(7,769)	63,560	(4,531)	—	51,260

Net income (loss) before equity in earnings of subsidiaries	—	(12,774)	104,621	(7,523)	—	84,324

Equity in earnings of subsidiaries	84,324	97,098	—	—	(181,422)	—

Net income (loss)	$84,324	$84,324	$104,621	$(7,523)	$(181,422)	$84,324

Foreign currency translation losses, net of tax	(1,040)	(1,040)	—	(1,040)	2,080	(1,040)
Comprehensive income (loss)	$83,284	$83,284	$104,621	$(8,563)	$(179,342)	$83,284

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS YEAR ENDED JULY 26, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$1,799,538	$12,055	$—	$1,811,593

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	1,466,221	8,824	—	1,475,045
General and administrative	42,958	616	107,326	10,958	—	161,858
Depreciation and amortization	4,256	—	84,178	4,338	—	92,772
Intercompany charges (income), net	(53,922)	—	54,688	(766)	—	—
Total	(6,708)	616	1,712,413	23,354	—	1,729,675

Interest expense, net	(6,827)	(19,993)	(7)	—	—	(26,827)
Other income, net	119	—	10,895	214	—	11,228

Income (loss) before income taxes and equity in earnings of subsidiaries	—	(20,609)	98,013	(11,085)	—	66,319

Provision (benefit) for income taxes	—	(8,186)	38,930	(4,403)	—	26,341

Net income (loss) before equity in earnings of subsidiaries	—	(12,423)	59,083	(6,682)	—	39,978

Equity in earnings of subsidiaries	39,978	52,401	135	—	(92,514)	—

Net income (loss)	$39,978	$39,978	$59,218	$(6,682)	$(92,514)	$39,978

Foreign currency translation losses, net of tax	(261)	(261)	—	(261)	522	(261)
Comprehensive income (loss)	$39,717	$39,717	$59,218	$(6,943)	$(91,992)	$39,717

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS YEAR ENDED JULY 27, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Dycom Consolidated
	(Dollars in thousands)
REVENUES:
Contract revenues	$—	$—	$1,594,363	$14,249	$—	$1,608,612

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	—	—	1,288,369	12,047	—	1,300,416
General and administrative	44,462	818	89,336	11,155	—	145,771
Depreciation and amortization	2,920	—	77,595	4,966	—	85,481
Intercompany charges (income), net	(53,377)	—	54,720	(1,343)	—	—
Total	(5,995)	818	1,510,020	26,825	—	1,531,668

Interest expense, net	(5,675)	(17,599)	(60)	—	—	(23,334)
Other income, net	(320)	—	4,794	115	—	4,589

Income (loss) before income taxes and equity in earnings of subsidiaries	—	(18,417)	89,077	(12,461)	—	58,199

Provision (benefit) for income taxes	—	(7,281)	35,214	(4,922)	—	23,011

Net income (loss) before equity in earnings of subsidiaries	—	(11,136)	53,863	(7,539)	—	35,188

Equity in earnings of subsidiaries	35,188	46,324	—	—	(81,512)	—

Net income (loss)	$35,188	$35,188	$53,863	$(7,539)	$(81,512)	$35,188

Foreign currency translation losses, net of tax	(35)	(35)	—	(35)	70	(35)
Comprehensive income (loss)	$35,153	$35,153	$53,863	$(7,574)	$(81,442)	$35,153

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS YEAR ENDED JULY 25, 2015

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elim-inations	Dycom Consolidated
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$3,805	$(12,703)	$151,419	$(621)	$—	$141,900
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	(31,909)	—	—	(31,909)
Capital expenditures	(10,585)	—	(83,024)	(9,388)	—	(102,997)
Proceeds from sale of assets	8	—	9,375	9	—	9,392
Return of capital from subsidiaries	—	2,394	—	—	(2,394)	—
Investment in subsidiaries	—	(409,414)	(385)	—	409,799	—
Changes in restricted cash	(541)	—	3	—	—	(538)
Investment in non-voting senior units	—	—	—	(4,000)	—	(4,000)
Net cash used in investing activities	(11,118)	(407,020)	(105,940)	(13,379)	407,405	(130,052)
Cash flows from financing activities:
Borrowings on senior Credit Agreement	535,750	—	—	—	—	535,750
Principal payments on senior Credit Agreement	(467,563)	—	—	—	—	(467,563)
Debt issuance costs	(3,854)	—	—	—	—	(3,854)
Repurchases of common stock	(87,146)	—	—	—	—	(87,146)
Exercise of stock options	8,922	—	—	—	—	8,922
Restricted stock tax withholdings	(4,711)	—	—	—	—	(4,711)
Excess tax benefit from share-based awards	8,371	—	—	—	—	8,371
Principal payments on other financing activities	—	—	(1,000)	—	—	(1,000)
Intercompany funding	17,544	419,723	(435,732)	(1,535)	—	—
Receipt of capital contributions, net	—	—	392,029	15,376	(407,405)	—
Net cash (used in) provided by financing activities	7,313	419,723	(44,703)	13,841	(407,405)	(11,231)
Net increase (decrease) in cash and equivalents	—	—	776	(159)	—	617
CASH AT BEGINNING OF PERIOD	—	—	19,739	933	—	20,672
CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$20,515	$774	$—	$21,289

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS YEAR ENDED JULY 26, 2014

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elim-inations	Dycom Consolidated
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$7,199	$(12,242)	$93,898	$(4,670)	$—	$84,185
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	—	(16,388)	(700)	—	(17,088)
Capital expenditures	(8,541)	—	(72,962)	(7,633)	—	(89,136)
Proceeds from sale of assets	—	—	12,146	3,261	—	15,407
Return of capital from subsidiaries	—	683	—	—	(683)	—
Investment in subsidiaries	—	(9,235)	(785)	—	10,020	—
Changes in restricted cash	(303)	—	—	—	—	(303)
Net cash used in investing activities	(8,844)	(8,552)	(77,989)	(5,072)	9,337	(91,120)
Cash flows from financing activities:
Proceeds from borrowings on senior Credit Agreement	502,000	—	—	—	—	502,000
Principal payments on senior Credit Agreement	(495,813)	—	—	—	—	(495,813)
Repurchases of common stock	(9,999)	—	—	—	—	(9,999)
Exercise of stock options and other	14,568	—	—	—	—	14,568
Restricted stock tax withholdings	(3,781)	—	—	—	—	(3,781)
Excess tax benefit from share-based awards	3,025	—	—	—	—	3,025
Principal payments on capital lease obligations and other financing	—	—	(1,000)	—	—	(1,000)
Intercompany funding	(8,355)	20,794	(13,336)	10,234	(9,337)	—
Net cash provided by (used in) financing activities	1,645	20,794	(14,336)	10,234	(9,337)	9,000
Net increase in cash and equivalents	—	—	1,573	492	—	2,065
CASH AT BEGINNING OF PERIOD	—	—	18,166	441	—	18,607
CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$19,739	$933	$—	$20,672

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS YEAR ENDED JULY 27, 2013

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elim-inations	Dycom Consolidated
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$6,952	$(9,612)	$112,176	$(2,772)	$—	$106,744
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	—	—	(330,291)	—	—	(330,291)
Capital expenditures	(8,151)	—	(51,647)	(4,852)	—	(64,650)
Proceeds from sale of assets	—	—	5,770	57	—	5,827
Return of capital from subsidiaries	—	1,816	—	—	(1,816)	—
Investment in subsidiaries	—	(2,600)	—	—	2,600	—
Changes in restricted cash	60	—	—	—	—	60
Net cash used in investing activities	(8,091)	(784)	(376,168)	(4,795)	784	(389,054)
Cash flows from financing activities:
Proceeds from issuance of 7.125% senior subordinated notes due 2021, (including $3.8 million premium on issuance)	—	93,825	—	—	—	93,825
Proceeds from borrowings on senior Credit Agreement, including term loan	529,500	—	—	—	—	529,500
Principal payments on senior Credit Agreement	(358,625)	—	—	—	—	(358,625)
Debt issuance costs	(4,158)	(2,581)	—	—	—	(6,739)
Repurchases of common stock	(15,203)	—	—	—	—	(15,203)
Exercise of stock options and other	5,253	—	—	—	—	5,253
Restricted stock tax withholdings	(884)	—	—	—	—	(884)
Excess tax benefit from share-based awards	1,283	—	—	—	—	1,283
Principal payments on capital lease obligations	—	—	(74)	—	—	(74)
Intercompany funding	(156,027)	(80,848)	230,669	6,990	(784)	—
Net cash provided by financing activities	1,139	10,396	230,595	6,990	(784)	248,336
Net decrease in cash and equivalents	—	—	(33,397)	(577)	—	(33,974)
CASH AT BEGINNING OF PERIOD	—	—	51,563	1,018	—	52,581
CASH AND EQUIVALENTS AT END OF PERIOD	$—	$—	$18,166	$441	$—	$18,607

21. Subsequent Events

On August 7, 2015, the Company acquired TelCom Construction, Inc. and an affiliate (collectively, "TelCom"), for approximately $48.6 million in cash. TelCom, based in Clearwater, Minnesota, provides construction and maintenance services for telecommunications providers throughout the United States.

During August 2015, the Company repurchased 149,224 shares of its common stock in open market transactions, at an average price of $67.01 per share, for approximately $10.0 million under its share repurchase program authorized on July 1, 2015. On August 25, 2015, the Company announced that its Board of Directors authorized an additional $50.0 million to repurchase shares of the Company's outstanding common stock through February 2017 in open market or private transactions. As of September 4, 2015, $50.0 million remained available for repurchases.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of
Dycom Industries, Inc.:

September 4, 2015

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, comprehensive income, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Dycom Industries, Inc. and its subsidiaries at July 25, 2015, and the results of their operations and their cash flows for the period ended July 25, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 25, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
September 4, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dycom Industries, Inc.
Palm Beach Gardens, Florida

We have audited the accompanying consolidated balance sheet of Dycom Industries, Inc. and subsidiaries (the "Company") as of July 26, 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the two years in the period ended July 26, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dycom Industries, Inc. and subsidiaries as of July 26, 2014, and the results of their operations and their cash flows for each of the two years in the period ended July 26, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
September 8, 2014

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosures within the meaning of Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of July 25, 2015, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 25, 2015, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (2) accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 25, 2015.

The effectiveness of the Company’s internal control over financial reporting as of July 25, 2015 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered certified public accounting firm. Their report, which is set forth in Part II, Item 9A, Controls and Procedures, of this Annual Report on Form 10-K, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of July 25, 2015.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Consolidated financial statements: the consolidated financial statements and the Report of the Independent Registered Certified Public Accounting Firm are listed on pages 39 through 44.

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

4.2
First Supplemental Indenture, dated as of January 28, 2011, among Dycom Investments, Inc., Dycom Industries, Inc. and certain subsidiaries of Dycom Industries, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Dycom Industries, Inc.'s Registration Statement on Form S-4 filed with the SEC on December 28, 2012).

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

4.6
Fifth Supplemental Indenture, dated as of July 25, 2014, among Dycom Investments, Inc., Dycom Industries, Inc. and certain subsidiaries of Dycom Industries, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to Dycom Industries, Inc.'s Form 10-K filed with the SEC on September 9, 2014).

4.7
Sixth Supplemental Indenture, dated as of October 24, 2014, among Dycom Investments, Inc., Dycom Industries, Inc. and certain subsidiaries of Dycom Industries, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dycom Industries, Inc.'s Form 10-Q filed with the SEC on November 26, 2014).

4.8
Seventh Supplemental Indenture, dated as of January 24, 2015, among Dycom Investments, Inc., Dycom Industries, Inc. and certain subsidiaries of Dycom Industries, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Dycom Industries, Inc.'s Form 10-Q filed with the SEC on February 27, 2015).

10.1*	2003 Long Term Incentive Plan, amended and restated effective as of September 19, 2011 (incorporated by reference to Dycom Industries, Inc.'s Form 8-K, filed with the SEC on September 23, 2011).

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

10.18*	Employment Agreement for Steven E. Nielsen dated as of May 1, 2012 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on May 2, 2012).

10.19*	Employment Agreement for Timothy R. Estes dated as of October 4, 2012 (incorporated by reference to Dycom Industries, Inc.'s Form 8-K filed with the SEC on October 4, 2012).

10.20*	Employment Agreement for Richard B. Vilsoet dated as of July 23, 2015 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on July 24, 2015).

10.21*	Employment Agreement for H. Andrew DeFerrari dated as of July 23, 2015 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on July 24, 2015).

10.22*	2009 Annual Incentive Plan (incorporated by reference to Dycom Industries, Inc.’s Definitive Proxy Statement filed with the SEC on October 17, 2013).

10.23*
Form of Indemnification Agreement for directors and executive officers of Dycom Industries, Inc. (incorporated by reference to Dycom Industries, Inc.’s Form 10-K filed with the SEC on September 3, 2009).

10.24
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

10.25
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

12.1 +	Computation of Ratio of Earnings to Fixed Charges.

21.1 +	Principal subsidiaries of Dycom Industries, Inc.

23.1 +	Consent of PricewaterhouseCoopers LLP, independent registered certified public accounting firm.

23.2 +	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 +	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+
The following materials from the Registrant's Annual Report on Form 10-K for the fiscal year ended July 25, 2015 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

+	Filed herewith
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	September 4, 2015	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steven E. Nielsen	President, Chief Executive Officer and Director	September 4, 2015
Steven E. Nielsen	(Principal Executive Officer)

/s/ H. Andrew DeFerrari	Senior Vice President and Chief Financial Officer	September 4, 2015
H. Andrew DeFerrari	(Principal Financial Officer)

/s/ Rebecca Brightly Roach	Vice President and Chief Accounting Officer	September 4, 2015
Rebecca Brightly Roach	(Principal Accounting Officer)

/s/ Thomas G. Baxter	Director	September 4, 2015
Thomas G. Baxter

/s/ Charles B. Coe	Director	September 4, 2015
Charles B. Coe

/s/ Stephen C. Coley	Director	September 4, 2015
Stephen C. Coley

/s/ Dwight B. Duke	Director	September 4, 2015
Dwight B. Duke

/s/ Anders Gustafsson	Director	September 4, 2015
Anders Gustafsson

/s/ Patricia L. Higgins	Director	September 4, 2015
Patricia L. Higgins

/s/ Laurie J. Thomsen	Director	September 4, 2015
Laurie J. Thomsen