Form 10-Q
period 2015-10-24
DYCOM INDUSTRIES INC
filed 2015-11-25
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 24, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11780 US Highway 1, Suite 600, Palm Beach Gardens, FL	33408
(Address of principal executive offices)	(Zip Code)

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

There were 32,480,713 shares of common stock with a par value of $0.33 1/3 outstanding at November 20, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	October 24, 2015	July 25, 2015
	(Dollars in thousands)
ASSETS
Current assets:
Cash and equivalents	$21,797	$21,289
Accounts receivable, net	361,635	315,134
Costs and estimated earnings in excess of billings	333,659	274,730
Inventories	57,686	48,650
Deferred tax assets, net	21,974	20,630
Other current assets	20,866	16,199
Total current assets	817,617	696,632

Property and equipment, net	265,485	231,564
Goodwill	281,448	271,653
Intangible assets, net	134,166	120,926
Other	32,766	38,089
Total non-current assets	713,865	662,232
Total assets	$1,531,482	$1,358,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$93,398	$71,834
Current portion of debt	5,625	3,750
Billings in excess of costs and estimated earnings	12,416	16,896
Accrued insurance claims	38,078	35,824
Other accrued liabilities	102,779	98,406
Total current liabilities	252,296	226,710

Long-term debt (including debt premium of $2.8 million at July 25, 2015)	636,009	521,841
Accrued insurance claims	49,910	51,476
Deferred tax liabilities, net non-current	45,001	47,388
Other liabilities	4,352	4,249
Total liabilities	987,568	851,664

COMMITMENTS AND CONTINGENCIES, Note 17

Stockholders' equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 32,465,015 and 33,381,779 issued and outstanding, respectively	10,822	11,127
Additional paid-in capital	77,239	71,004
Accumulated other comprehensive loss	(1,238)	(1,198)
Retained earnings	457,091	426,267
Total stockholders' equity	543,914	507,200
Total liabilities and stockholders' equity	$1,531,482	$1,358,864

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	October 24, 2015	October 25, 2014
	(Dollars in thousands, except per share amounts)
REVENUES:
Contract revenues	$659,268	$510,389

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	506,978	403,468
General and administrative (including stock-based compensation expense of $4.5 million and $3.9 million, respectively)	51,464	44,696
Depreciation and amortization	27,449	22,930
Total	585,891	471,094

Interest expense, net	(9,131)	(6,749)
Loss on debt extinguishment	(16,260)	—
Other income, net	1,469	1,795
Income before income taxes	49,455	34,341

Provision (benefit) for income taxes:
Current	22,602	16,999
Deferred	(3,971)	(3,465)
Total provision for income taxes	18,631	13,534

Net income	$30,824	$20,807

Earnings per common share:
Basic earnings per common share	$0.94	$0.61

Diluted earnings per common share	$0.91	$0.59

Shares used in computing earnings per common share:
Basic	32,871,240	34,010,147

Diluted	33,886,747	35,117,673

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended
	October 24, 2015	October 25, 2014
	(Dollars in thousands)
Net income	$30,824	$20,807
Foreign currency translation losses, net of tax	(40)	(268)
Comprehensive income	$30,784	$20,539

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(Dollars in thousands)
Balances as of July 25, 2015	33,381,779	$11,127	$71,004	$(1,198)	$426,267	$507,200
Stock options exercised	12,788	5	134	—	—	139
Stock-based compensation	783	—	4,509	—	—	4,509
Issuance of restricted stock, net of tax withholdings	23,889	8	(1,176)	—	—	(1,168)
Repurchase of common stock	(954,224)	(318)	(69,679)	—	—	(69,997)
Other comprehensive loss	—	—	—	(40)	—	(40)
Tax benefits from stock-based compensation	—	—	1,021	—	—	1,021
Equity component of 0.75% senior convertible notes due 2021, net	—	—	112,554	—	—	112,554
Sale of warrants	—	—	74,690	—	—	74,690
Purchase of convertible note hedge	—	—	(115,818)	—	—	(115,818)
Net income	—	—	—	—	30,824	30,824
Balances as of October 24, 2015	32,465,015	$10,822	$77,239	$(1,238)	$457,091	$543,914

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	October 24, 2015	October 25, 2014
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$30,824	$20,807
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of acquisitions:
Depreciation and amortization	27,449	22,930
Deferred income tax benefit	(3,971)	(3,465)
Stock-based compensation	4,509	3,890
Bad debt expense, net	490	83
Gain on sale of fixed assets	(1,136)	(1,523)
Write-off of deferred financing fees and premium on long-term debt	2,017	—
Amortization of debt discount	1,780	—
Amortization of premium on long-term debt	(94)	(97)
Amortization of debt issuance costs and other	690	494
Excess tax benefit from share-based awards	(1,024)	(210)
Change in operating assets and liabilities:
Accounts receivable, net	(35,497)	(22,016)
Costs and estimated earnings in excess of billings, net	(51,342)	(26,237)
Other current assets and inventory	(9,296)	(1,608)
Other assets	(844)	(159)
Income taxes receivable/payable	12,598	10,233
Accounts payable	7,875	1,151
Accrued liabilities, insurance claims, and other liabilities	(13,890)	6,632
Net cash (used in) provided by operating activities	(28,862)	10,905

INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	(48,596)	(8,371)
Capital expenditures	(40,758)	(18,028)
Proceeds from sale of assets	1,327	1,698
Changes in restricted cash	(479)	(541)
Net cash used in investing activities	(88,506)	(25,242)

FINANCING ACTIVITIES:
Proceeds from borrowings on senior credit agreement, including term loan	317,000	132,000
Principal payments on senior credit agreement, including term loan	(281,000)	(122,344)
Proceeds from issuance of 0.75% senior convertible notes due 2021	485,000	—
Proceeds from sale of warrants	74,690	—
Purchase of convertible note hedge	(115,818)	—
Principal payments for satisfaction and discharge of 7.125% senior subordinated notes	(277,500)	—
Debt issuance costs	(14,494)	—
Repurchases of common stock	(69,997)	—
Exercise of stock options	139	567
Restricted stock tax withholdings	(1,168)	(309)
Excess tax benefit from share-based awards	1,024	210
Net cash provided by financing activities	117,876	10,124
Net increase (decrease) in cash and equivalents	508	(4,213)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	21,289	20,672

CASH AND EQUIVALENTS AT END OF PERIOD	$21,797	$16,459

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Continued) (Unaudited)

	For the Three Months Ended
	October 24, 2015	October 25, 2014
	(Dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$6,866	$1,369
Income taxes	$11,444	$6,796
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$7,805	$3,924
Non-cash debt issuance costs	$993	$—

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Accounting Policies

Basis of Presentation

Dycom Industries, Inc. ("Dycom" or the "Company") is a leading provider of specialty contracting services throughout the United States and in Canada. The Company provides program management, engineering, construction, maintenance and installation services to telecommunications providers, underground facility locating services to various utilities, including telecommunications providers, and other construction and maintenance services to electric and gas utilities.

The accompanying unaudited condensed consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated and the financial statements reflect all adjustments, consisting of only normal recurring accruals that are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for the interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Operating results for the interim period are not necessarily indicative of the results expected for any other interim period or for the full fiscal year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the Company's audited financial statements for the year ended July 25, 2015 included in the Company's Annual Report on Form 10-K for the year ended July 25, 2015, filed with the SEC on September 4, 2015.

Segment Information – The Company operates in one reportable segment. Its services are provided by its operating segments on a decentralized basis. Each operating segment consists of a subsidiary (or in certain instances, the combination of two or more subsidiaries). Management of the operating segments report to the Company's Chief Operating Officer who reports to the Chief Executive Officer, the chief operating decision maker. All of the Company's operating segments have been aggregated into one reportable segment based on their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. The Company's operating segments provide services throughout the United States and in Canada. Revenues from services provided in Canada were approximately $2.8 million and $4.7 million during the three months ended October 24, 2015 and October 25, 2014, respectively. The Company had no material long-lived assets in Canada as of October 24, 2015 or July 25, 2015.

Accounting Period – The Company's fiscal year ends on the last Saturday in July. As a result, each fiscal year consists of either fifty-two weeks or fifty-three weeks of operations (with an additional week of operations occurring in the fourth quarter). Fiscal 2015 contained fifty-two weeks and fiscal 2016 will contain fifty-three weeks of operations.

Significant Accounting Policies & Estimates

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. These estimates are based on the Company's historical experience and management's understanding of current facts and circumstances. At the time they are made, the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole. However, actual results could differ materially from those estimates. There have been no material changes to the Company's significant accounting policies and critical accounting estimates described in the Company's Annual Report on Form 10-K for the year ended July 25, 2015.

Restricted Cash – As of October 24, 2015 and July 25, 2015, the Company had approximately $5.0 million and $4.5 million, respectively, in restricted cash, which is held as collateral in support of the Company's insurance obligations. Restricted cash is included in other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the condensed consolidated statements of cash flows.

Business Combinations – The Company accounts for business combinations under the acquisition method of accounting. The purchase price of each business acquired is allocated to the tangible and intangible assets acquired and the liabilities assumed based on information regarding their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable assets acquired and the liabilities assumed is allocated to goodwill. Management determines the fair values used in purchase price allocations for intangible assets based on historical data, estimated discounted future cash flows, contract backlog amounts, if applicable, and expected royalty rates for trademarks and trade names, as well as certain other information. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but unknown to the Company at that time, may become known during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. Adjustments to the preliminary purchase price allocation, if necessary, are recorded to the value of the assets acquired and liabilities assumed, with a corresponding adjustment to goodwill. Acquisition costs are expensed as incurred. The results of operations of businesses acquired are included in the accompanying condensed consolidated financial statement from their dates of acquisition.

Fair Value of Financial Instruments – The Company's financial instruments primarily consist of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable, certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for certain of the Company's outstanding long-term debt, which is based on observable market-based inputs (Level 2). See Note 10, Debt, for further information regarding the fair value of such financial instruments. The Company's cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of October 24, 2015 and July 25, 2015. During the three months ended October 24, 2015 and October 25, 2014, the Company had no material nonrecurring fair value measurements of assets or liabilities subsequent to their initial recognition.

Other Assets – As of October 24, 2015 and July 25, 2015, other non-current assets consist of deferred financing costs of $8.1 million and $11.6 million, respectively, insurance recoveries/receivables related to accrued claims of $5.9 million and $8.9 million, respectively, as well as long-term deposits, prepaid discounts, and other non-current assets totaling $14.8 million and $13.6 million, respectively. As of October 24, 2015 and July 25, 2015, other non-current assets also included $4.0 million for an investment in nonvoting senior units of a customer, which is accounted for using the cost method.

Recently Issued Accounting Pronouncements

There have been no changes in the expected dates of adoption or estimated effects on the Company's consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company's Annual Report on Form 10-K. Accounting standards adopted during the period covered in this Quarterly Report on Form 10-Q and recently issued accounting pronouncements are discussed below.

Recently Adopted Accounting Standards

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 changes the criteria for reporting discontinued operations. In accordance with ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 also requires expanded disclosures about the assets, liabilities, income, and expenses of discontinued operations as well as disclosure of the pre-tax income rising from a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The Company adopted ASU 2014-08 in fiscal 2016 and it did not have a material effect on the Company's consolidated financial statements.

Accounting Standards Not Yet Adopted

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). ASU 2015-16 replaces the requirement for an acquirer in a business combination to retrospectively adjust provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill when measurement period adjustments are identified. The new guidance requires an acquirer to recognize adjustments in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the acquirer must present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. ASU 2015-16 will be effective for the Company in fiscal 2017 and interim reporting periods within that year. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-17 will be effective for the Company in fiscal 2018 and interim reporting periods within that year. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effect of the adoption of this guidance on the Company's consolidated financial statements.

2. Computation of Earnings per Common Share

The table below sets forth the computation of basic and diluted earnings per common share. Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the weighted average number of common shares outstanding during the period and dilutive potential common shares arising from the Company's stock-based awards, senior convertible notes and warrants if their inclusion is dilutive under the treasury stock method. Common stock equivalents related to stock-based awards, senior convertible notes and warrants are excluded from diluted earnings per common share calculations if their effect would be anti-dilutive.

	For the Three Months Ended
	October 24, 2015	October 25, 2014
	(Dollars in thousands, except per share amounts)
Net income available to common stockholders (numerator)	$30,824	$20,807

Weighted-average number of common shares (denominator)	32,871,240	34,010,147

Basic earnings per common share	$0.94	$0.61

Weighted-average number of common shares	32,871,240	34,010,147
Potential shares of common stock arising from stock options, and unvested restricted share units	1,015,507	1,107,526
Total shares-diluted (denominator)	33,886,747	35,117,673

Diluted earnings per common share	$0.91	$0.59

The weighted-average number of common shares outstanding used in the computation of diluted earnings per common share does not include the effect of the following instruments because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	October 24, 2015	October 25, 2014
Stock-based awards	40,536	570,749
0.75% senior convertible notes due 2021*	5,005,734	—
Warrants*	5,005,734	—
Total anti-dilutive weighted shares excluded from the calculation of earnings per common share	10,052,004	570,749

*See Note 10, Debt, for additional information related to the Company's senior convertible notes and warrant transactions.

Under the treasury stock method, the senior convertible notes will have a dilutive impact on earnings per common share if the Company's average stock price for the period exceeds the conversion price for the senior convertible notes of $96.89 per share. The warrants will have a dilutive impact on earnings per common share if the Company's average stock price for the period exceeds the warrant strike price of $130.43 per share. As the Company's average stock price for the quarter ended

October 24, 2015 was below the conversion price for the senior convertible notes and the warrants, the underlying common shares were anti-dilutive as reflected above.

In connection with the offering of the senior convertible notes, the Company entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the notes and offsetting any potential cash payments in excess of the principal amount of the notes. Prior to conversion, the convertible note hedge is not included for purposes of the calculation of earnings per common share, as its effect would be anti-dilutive. Upon conversion, the convertible note hedge is expected to offset the dilutive effect of the senior convertible notes when the stock price is above $96.89 per share. See Note 10, Debt, for additional information related to the Company's convertible note hedge.

3. Acquisitions

Fiscal 2016 - On August 7, 2015, the Company acquired TelCom Construction, Inc. and an affiliate (together, "TelCom"), for approximately $48.6 million in cash and an adjustment for working capital received in excess of a target amount estimated to be approximately $0.2 million payable during the second quarter of fiscal 2016. TelCom, based in Clearwater, Minnesota, provides construction and maintenance services for telecommunications providers throughout the United States. This acquisition expands the Company's geographical presence within its existing customer base. The purchase price allocation of TelCom is preliminary and will be completed during fiscal 2016 when valuations are finalized for intangible assets and other amounts.

The preliminary purchase price allocation of TelCom is as follows (dollars in millions):

Assets
Accounts receivable	$11.5
Costs and estimated earnings in excess of billings	11.8
Inventories	5.4
Other current assets	0.7
Property and equipment	10.8
Goodwill	9.7
Intangibles - customer relationships	16.2
Intangibles - trade names	1.6
Intangibles - non-compete	0.2
Total assets	67.9

Liabilities
Accounts payable	10.0
Accrued and other liabilities	9.1
Total liabilities	19.1

Net Assets Acquired	$48.8

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

The results of these acquisitions are included in the condensed consolidated financial statements from their respective dates of acquisition. The results from businesses acquired during fiscal 2016 and fiscal 2015 were not considered material to the Company's condensed consolidated financial statements, individually or in the aggregate.

4. Accounts Receivable

Accounts receivable consisted of the following:

	October 24, 2015	July 25, 2015
	(Dollars in thousands)
Contract billings	$335,812	$292,029
Retainage	27,509	24,321
Total	363,321	316,350
Less: allowance for doubtful accounts	(1,686)	(1,216)
Accounts receivable, net	$361,635	$315,134

The Company grants credit under normal payment terms, generally without collateral, to its customers. The Company expects to collect the outstanding balance of accounts receivable, net (including retainage) within the next twelve months. The increase in accounts receivable and retainage during the three months ended October 24, 2015 is the result of higher levels of work performed. The Company maintains an allowance for doubtful accounts for estimated losses on uncollected balances. During the three months ended October 24, 2015 and October 25, 2014, write-offs to the allowance for doubtful accounts, net of recoveries, were not material. During the three months ended October 24, 2015, the Company collected all past due receivables outstanding as of July 25, 2015 from a customer for a project funded by the Rural Utilities Service of the United States Department of Agriculture under the American Recovery and Reinvestment Act of 2009. As of October 24, 2015, there were no material accounts receivable amounts representing claims or other similar items subject to uncertainty.

5. Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings ("CIEB") include revenue for services from contracts based both on the units-of-delivery and the cost-to-cost measures of the percentage of completion method. Amounts consisted of the following:

	October 24, 2015	July 25, 2015
	(Dollars in thousands)
Costs incurred on contracts in progress	$285,180	$240,077
Estimated to date earnings	89,824	72,446
Total costs and estimated earnings	375,004	312,523
Less: billings to date	(53,761)	(54,689)
	$321,243	$257,834
Included in the accompanying condensed consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$333,659	$274,730
Billings in excess of costs and estimated earnings	(12,416)	(16,896)
	$321,243	$257,834

As of October 24, 2015, the Company expects that substantially all of its CIEB will be billed to customers and collected in the normal course of business within the next twelve months. Additionally, there were no material CIEB amounts representing claims or other similar items subject to uncertainty as of October 24, 2015 or July 25, 2015.

6. Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Lives	October 24, 2015	July 25, 2015
	(Years)	(Dollars in thousands)
Land	—	$3,475	$3,475
Buildings	10-35	11,944	11,944
Leasehold improvements	1-10	10,961	8,491
Vehicles	1-5	344,497	316,979
Computer hardware and software	1-7	86,925	80,091
Office furniture and equipment	1-7	7,604	8,183
Equipment and machinery	1-10	210,421	194,943
Total		675,827	624,106
Less: accumulated depreciation		(410,342)	(392,542)
Property and equipment, net		$265,485	$231,564

Depreciation expense was $22.7 million and $18.8 million for the three months ended October 24, 2015 and October 25, 2014, respectively.

7. Goodwill and Intangible Assets

Goodwill

The Company's goodwill balance was $281.4 million and $271.7 million as of October 24, 2015 and July 25, 2015, respectively. The increase in goodwill during fiscal 2016 was primarily from the acquisition of TelCom. Changes in the carrying amount of goodwill for fiscal 2016 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
	(Dollars in thousands)
Balance as of July 25, 2015	$467,420	$(195,767)	$271,653
Purchase price allocation adjustments	101	—	101
Goodwill from fiscal 2016 acquisitions	9,694	—	9,694
Balance as of October 24, 2015	$477,215	$(195,767)	$281,448

The full amount of goodwill from fiscal 2016 acquisitions is expected to be deductible for tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including the expansion of the Company's geographic scope and strengthening of its customer base.

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

As a result of the fiscal 2015 annual impairment analysis, the Company concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit. As of October 24, 2015, the Company believes the goodwill is recoverable for all of the reporting units; however, there can be no assurances that the goodwill will not be impaired in future periods.

Intangible Assets

The Company's intangible assets consisted of the following:

	Weighted Average Remaining Useful Lives	October 24, 2015	July 25, 2015
	(Years)	(Dollars in thousands)
Gross carrying amount:
Customer relationships	11.8	$211,575	$195,375
Contract backlog	0.9	8,076	8,076
Trade names	6.9	9,800	8,200
UtiliQuest trade name	—	4,700	4,700
Non-compete agreements	3.0	835	635
		234,986	216,986
Accumulated amortization:
Customer relationships		87,936	83,772
Contract backlog		7,574	7,381
Trade names		4,995	4,650
Non-compete agreements		315	257
		100,820	96,060
Net Intangible Assets		$134,166	$120,926

During the three months ended October 24, 2015, the gross carrying amount of intangible assets for customer relationships, trade names, and non-compete agreements increased $16.2 million, $1.6 million, and $0.2 million, respectively, as a result of the preliminary allocation of the purchase price of TelCom.

Amortization of the Company's customer relationship intangibles and contract backlog intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization for the Company's other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $4.8 million and $4.1 million for the three months ended October 24, 2015 and October 25, 2014, respectively.

Estimated total amortization expense for existing finite-lived intangible assets for the remainder of fiscal 2016 and each of the five succeeding fiscal years and thereafter is as follows:

Period	Amount
(Dollars in thousands)
Nine months ending July 30, 2016	$14,157
2017	17,419
2018	15,125
2019	12,771
2020	11,861
2021	10,333
Thereafter	47,800
Total	$129,466

As of October 24, 2015, the Company believes that the carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

8. Accrued Insurance Claims

For claims within the Company's insurance program, it retains the risk of loss, up to certain limits, for matters related to automobile liability, general liability, workers' compensation, employee group health, and damages associated with underground facility locating services. With regard to losses occurring in fiscal 2016, the Company retains the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability, and workers' compensation. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers' compensation insurance in two states in which the Company participates in a state-sponsored insurance fund. Aggregate stop-loss coverage for automobile liability, general liability, and workers' compensation claims is $84.6 million for fiscal 2016.

The Company is party to a stop-loss agreement for losses under its employee group health plan. With regard to losses occurring in fiscal 2016, the Company retains the risk of loss, on an annual basis, of the first $250,000 of claims per participant as well as the first $550,000 of claim amounts that aggregate across those participants having claims that exceed $250,000.

The liability for total accrued insurance claims and related processing costs was $88.0 million and $87.3 million as of October 24, 2015 and July 25, 2015, respectively, of which $49.9 million and $51.5 million, respectively, was long-term and reflected in non-current liabilities in the condensed consolidated financial statements. Insurance recoveries/receivables related to accrued claims as of October 24, 2015 and July 25, 2015, respectively, were $6.5 million and $9.5 million, of which $0.6 million and $0.6 million was included in other current assets and $5.9 million and $8.9 million was included in non-current other assets.

9. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	October 24, 2015	July 25, 2015
	(Dollars in thousands)
Accrued payroll and related taxes	$23,441	$18,673
Accrued employee benefit and incentive plan costs	15,292	29,528
Accrued construction costs	28,386	26,395
Income taxes payable	18,688	8,916
Other current liabilities	16,972	14,894
Total other accrued liabilities	$102,779	$98,406

10. Debt

The Company's outstanding indebtedness consisted of the following:

	October 24, 2015	July 25, 2015
	(Dollars in thousands)
Credit Agreement - Revolving facility (matures April 2020)	$131,250	$95,250
Credit Agreement - Term Loan (matures April 2020)	150,000	150,000
0.75% senior convertible notes, net (matures September 2021)	360,384	—
7.125% senior subordinated notes due 2021	—	277,500
Long-term debt premium on 7.125% senior subordinated notes	—	2,841
	641,634	525,591
Less: current portion	(5,625)	(3,750)
Long-term debt	$636,009	$521,841

Senior Credit Agreement

The Company and certain of its subsidiaries are party to a credit agreement with various lenders named therein (the "Credit Agreement") dated as of December 3, 2012 (as amended as of April 24, 2015 and September 9, 2015) that matures on April 24, 2020. The Credit Agreement provides for a $450 million revolving facility and $150 million term loan facility and contains a sublimit for the issuance of letters of credit of $200 million. Subject to certain conditions, the Credit Agreement provides the Company the ability to enter into one or more incremental facilities, up to the greater of (i) $150 million and (ii) an amount such that, after giving effect to such incremental facility on a pro forma basis (assuming that the amount of the incremental commitments is fully drawn and funded), the consolidated senior secured leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured leverage ratio is the ratio of the Company's consolidated senior secured indebtedness to its trailing twelve month consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA"), as defined by the Credit Agreement. The incremental facilities can be in the form of revolving commitments under the Credit Agreement and/or in the form of term loans. Payments under the Credit Agreement are guaranteed by substantially all of the Company's subsidiaries and secured by the equity interests of certain of the Company's wholly-owned subsidiaries.

Borrowings under the Credit Agreement (other than Swingline Loans, as defined in the Credit Agreement) bear interest at a rate equal to either (a) the Eurodollar rate (based on LIBOR) plus an applicable margin, or (b) the administrative agent's base rate, described in the Credit Agreement as the highest of (i) the administrative agent's prime rate, (ii) the Federal Funds Rate plus 0.50%, and (iii) the Eurodollar rate plus 1.00%, plus an applicable margin. In each case, the applicable margin is based upon the Company's consolidated leverage ratio, which is the ratio of the Company's consolidated total funded debt to its trailing twelve month consolidated EBITDA, as defined by the Credit Agreement. For the quarter ending October 24, 2015, borrowings under the Credit Agreement were eligible for an applicable margin of 1.75% for borrowings based on the Eurodollar rate and 0.75% for borrowings based on the administrative agent's base rate. For the quarter ending January 23, 2016, borrowings under the Credit Agreement will be eligible for an applicable margin of 2.00% for borrowings based on the Eurodollar rate and 1.00% for borrowings based on the administrative agent's base rate. Swingline loans, if any, bear interest at a rate equal to the administrative agent's base rate plus an applicable margin based upon the Company's consolidated leverage ratio.

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

The Company incurs fees that range from 0.25% to 0.40% per annum for unused revolver balances based upon the Company's consolidated leverage ratio. In addition, fees for outstanding standby letters of credit range from 1.25% to 2.00% per annum and fees for outstanding commercial letters of credit range from 0.625% to 1.000% per annum, in each case based on the Company's consolidated leverage ratio.

The Company had $150.0 million of outstanding principal amount under the term loan as of October 24, 2015 and July 25, 2015, which accrued interest at 1.95% per annum and 1.94% per annum, respectively. Additionally, outstanding revolver borrowings were $131.3 million and $95.3 million as of October 24, 2015 and July 25, 2015, respectively. Revolver borrowings consisted of borrowings at the applicable Eurodollar rate or the base rate and accrued interest at a weighted average rate of approximately 2.10% and 2.02% per annum as of October 24, 2015 and July 25, 2015, respectively.

Standby letters of credit of approximately $58.0 million and $54.4 million, issued as part of the Company's insurance program, were outstanding under the Credit Agreement as of October 24, 2015 and July 25, 2015, respectively. Interest on outstanding standby letters of credit accrued at 1.75% per annum as of both October 24, 2015 and July 25, 2015. The unused facility fee was 0.35% of unutilized commitments at both October 24, 2015 and July 25, 2015.

At October 24, 2015 and July 25, 2015, the Company was in compliance with the financial covenants of the Credit Agreement and had additional borrowing availability of $260.8 million and $300.3 million, respectively, as determined by the most restrictive covenants of the Credit Agreement.

0.75% Convertible Senior Notes Due 2021

On September 15, 2015, the Company issued $485 million principal amount of 0.75% senior convertible notes due 2021 (the "Notes") in a private placement. The Company received net proceeds of approximately $471.7 million after deducting the initial purchasers' discount of approximately $13.3 million. The Company used approximately $60.0 million of the net proceeds to repurchase 805,000 shares of its common stock from the initial purchasers of the Notes in privately negotiated transactions. In addition, the Company used approximately $296.6 million of the net proceeds to fund the redemption of all of its 7.125% senior subordinated notes and approximately $41.1 million for the net cost of convertible note hedge transactions and warrant transactions as further described below. The remainder of the proceeds of approximately $73.9 million is intended for general corporate purposes.

The Notes, governed by the terms of an indenture between the Company and U.S. Bank National Association, as trustee, are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company. The Notes bear interest at a rate of 0.75% per year, payable in cash semiannually beginning on March 15, 2016, and will mature on September 15, 2021, unless earlier purchased by the Company or converted. In the event the Company fails to perform certain obligations under the indenture, the Notes will accrue additional interest. Certain events are considered "events of default" under the Notes, which may result in the acceleration of the maturity of the Notes, as described in the indenture.

Each $1,000 of principal of the Notes is convertible into 10.3211 shares of the Company's common stock, which is equivalent to an initial conversion price of approximately $96.89 per share. The conversion rate is subject to adjustment in certain circumstances, including in connection with specified fundamental changes. In addition, holders of the Notes have the right to require the Company to repurchase all or a portion of their notes on the occurrence of a fundamental change (as defined in the indenture) at a price of 100% of their principal amount plus accrued and unpaid interest.

Prior to June 15, 2021, the Notes are convertible by the Note holder under the following circumstances: (1) during any fiscal quarter commencing after October 24, 2015 (and only during such fiscal quarter) if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days period ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after June 15, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their Notes at any time regardless of the foregoing circumstances. Upon conversion, the Notes will be settled, at the Company's election, in cash, shares of the Company's common stock, or a combination of cash and shares of the Company's common stock. The Company intends to settle the principal amount of the Notes with cash.

In accordance with ASC Topic 470, Debt ("ASC Topic 470"), certain convertible debt instruments that may be settled in cash upon conversion are required to be separately accounted for as liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature using an indicative market interest rate ("Comparable Yield") as of the date of issuance. The difference between the principal amount of the notes and the carrying amount represents a debt discount. The debt discount is amortized to interest expense using the Comparable Yield (5.5% with respect to the Notes) using the effective interest rate method over the term of the notes. The Company incurred $1.8 million of interest expense during the three months ended October 24, 2015 for the non-cash amortization of the debt discount. The equity component represents the difference between the principal amount of the Notes and the debt discount, both measured at issuance. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

The Notes consist of the following components:

October 24, 2015
(Dollars in thousands)
Liability component
Principal amount of 0.75% senior convertible notes due 2021	$485,000
Less: Debt discount	(114,608)
Less: Debt issuance costs attributable to the liability component(1)	(10,008)
Net carrying amount of Notes	$360,384
Equity Component(2)	$112,554

(1) Issuance costs of approximately $15.1 million related to the Notes included the initial purchasers' discount of approximately $13.3 million and approximately $1.8 million paid to third parties. Approximately $10.1 million of issuance costs paid to the initial purchasers of the Notes was allocated to the liability component and recorded as a contra-liability, presented net against the carrying amount of the Notes on the Company's condensed consolidated balance sheets, of which $10.0 million remains unamortized as of October 24, 2015. Approximately $1.3 million of issuance costs paid to third parties was allocated to the liability component and recorded as deferred costs within other assets in the Company's condensed consolidated balance sheets. Debt issuance costs attributable to the liability component are amortized to interest expense on the effective interest rate method over the term of the Notes. During the quarter ended October 24, 2015, the Company recorded $0.1 million related to the amortization of debt issuance costs of the Notes.

(2) Approximately $3.6 million of issuance costs paid to the initial purchasers of the Notes and third parties was allocated to the equity component and recorded net against the equity component in stockholders' equity on the condensed consolidated balance sheets.

The Company determined that the fair value of the Notes as of October 24, 2015 was approximately $376.7 million, based on quoted market prices (level 2), compared to a $360.4 million net carrying amount. The fair value and net carrying amount are both reflected net of the debt discount of $114.6 million and debt issuance costs attributable to the liability component of $10.0 million as of October 24, 2015.

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the Notes, the Company entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the Notes and offsetting any potential cash payments in excess of the principal amount of the Notes. In the event that shares or cash are deliverable to holders of the Notes upon conversion at limits defined in the indenture, counterparties to the convertible note hedge will be required to deliver up to 5.006 million shares of the Company's common stock or pay cash to the Company in a similar amount as the value that the Company delivers to the holders of the Notes based on a conversion price of $96.89 per share. The total cost of the convertible note hedge transactions was $115.8 million.

In addition, the Company entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby the Company sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of the Company's common stock at a price of $130.43 per share. The warrants will not have a dilutive effect on the Company's earnings per share unless the Company's quarterly average share price exceeds the warrant strike price of $130.43 per share. In this event, the Company expects to settle the warrant transactions on a net share basis whereby it will issue shares of its common stock. The Company received proceeds of approximately $74.7 million from the sale of these warrants.

Upon settlement of the conversion premium of the Notes, convertible note hedge, and warrants, the resulting dilutive impact of these transactions, if any, would be the number of shares necessary to settle the value of the warrant transactions above $130.43 per share. The net amounts incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets as of October 24, 2015 and are not expected to be remeasured in subsequent reporting periods.

The Company recorded a deferred tax liability of $43.4 million in connection with the debt discount associated with the Notes and recorded a deferred tax asset of $43.2 million in connection with the convertible note hedge transactions. Both the deferred tax liability and deferred tax assets are included in non-current deferred tax liabilities on the condensed consolidated balance sheets as of October 24, 2015.

Senior Subordinated Notes Due 2021 - Loss on Debt Extinguishment

As of July 25, 2015, Dycom Investments, Inc., (the "Issuer"), a wholly-owned subsidiary of the Company, had outstanding an aggregate principal amount of $277.5 million of 7.125% senior subordinated notes due 2021 (the "7.125% Notes"). The outstanding 7.125% Notes were redeemed on October 15, 2015 (the "Redemption Date") with a portion of the proceeds from the Notes offering described above. The aggregate amount paid in connection with the redemption was $296.6 million and was comprised of all of the $277.5 million principal amount of the outstanding 7.125% Notes, $4.9 million for accrued and unpaid interest to the Redemption Date, and approximately $14.2 million for the applicable call premium as defined in the indenture governing the 7.125% Notes. The applicable call premium amount consisted of (a) the present value as defined under the indenture of the sum of (i) approximately $4.9 million representing interest for the period from the Redemption Date through January 15, 2016, and (ii) the redemption price of 103.563% (expressed as a percentage of the principal amount) of the 7.125% Notes at January 15, 2016, minus (b) the principal amount of the 7.125% Notes.

In connection with the redemption of the 7.125% Notes, the Company incurred a pre-tax charge for early extinguishment of debt of approximately $16.3 million during the three months ended October 24, 2015. This charge is comprised of approximately: (i) $4.9 million for the present value of the interest payments for the period from the Redemption Date through January 15, 2016, (ii) $6.5 million for the excess of the present value of the redemption price over the carrying value of the

7.125% Notes, and (iii) $4.9 million for the write-off of deferred financing charges related to the fees incurred on the 7.125% Notes issuance.

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

The Company is subject to federal income taxes in the United States, the income taxes of multiple state jurisdictions and in Canada. There were immaterial amounts of pre-tax income related to Canadian operations for the three months ended October 24, 2015 and October 25, 2014. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian income tax examinations for fiscal years ended 2011 and prior. The Company believes its provision for income taxes is adequate; however, any assessment would affect the Company's results of operations and cash flows. Income tax receivables totaling $0.4 million and $2.1 million are included in other current assets as of October 24, 2015 and July 25, 2015, respectively. Income tax payables totaling $18.7 million and $8.9 million are included in other accrued liabilities as of October 24, 2015 and July 25, 2015, respectively.

As of both October 24, 2015 and July 25, 2015, the Company had total unrecognized tax benefits of $2.3 million, resulting from uncertain tax positions. The Company's effective tax rate will be reduced during future periods if it is determined these tax benefits are realizable. The Company had approximately $0.9 million for the payment of interest and penalties accrued as of both October 24, 2015 and July 25, 2015, respectively. Interest expense related to unrecognized tax benefits for the Company was immaterial.

12. Other Income, Net

The components of other income, net, were as follows:

	For the Three Months Ended
	October 24, 2015	October 25, 2014
	(Dollars in thousands)
Gain on sale of fixed assets	$1,136	$1,523
Miscellaneous income, net	333	272
Total other income, net	$1,469	$1,795

13. Capital Stock

Repurchases of Common Stock - The Company made the following share repurchases during fiscal 2015 and fiscal 2016:

Period	Number of Shares Repurchased	Total Consideration (Dollars in thousands)	Average Price Per Share
Fiscal 2015	1,669,924	$87,146	$52.19
Three months ended October 24, 2015	954,224	$69,997	$73.35

Shares repurchased during the three months ended October 24, 2015 includes shares repurchased in connection with the Notes offering in September 2015. The Company used approximately $60.0 million of the net proceeds from the Notes to repurchase 805,000 shares of its common stock from the initial purchasers of the Notes in privately negotiated transactions at a price of $74.53 per share, the closing price of Dycom's common stock on September 9, 2015. All shares repurchased have been canceled. As of October 24, 2015, $50.0 million authorized on August 25, 2015 remained available for repurchases through February 2017.

Restricted Stock Tax Withholdings - During the three months ended October 24, 2015 and October 25, 2014, the Company withheld approximately 15,301 shares and 10,931 shares, respectively, totaling $1.2 million and $0.3 million, respectively, to meet payroll tax withholdings obligations arising from the vesting of restricted share units. All shares withheld have been canceled. Shares withheld for tax withholdings do not reduce the Company's total share repurchase authority.

14. Stock-Based Awards

The Company has certain stock-based compensation plans which provide for the grants of stock-based awards, including stock options, restricted shares, performance shares, restricted share units, performance share units, and stock appreciation rights.

Compensation expense for stock-based awards is based on fair value at the measurement date and fluctuates over time as a result of the vesting period of the stock-based awards and Company's performance, as measured by criteria set forth in the performance-based awards. Expense is included in general and administrative expenses in the condensed consolidated statements of operations and the amount of expense ultimately recognized is based on the number of awards that actually vest. For performance-based restricted share units ("Performance RSUs"), the Company evaluates compensation expense quarterly and recognizes expense for performance-based awards only if it determines it is probable that performance criteria for the awards will be met. Accordingly, future stock-based compensation expense may vary from fiscal year to fiscal year.

Stock-based compensation expense and the related tax benefit recognized related to stock options and restricted share units during the three months ended October 24, 2015 and October 25, 2014 were as follows:

	For the Three Months Ended
	October 24, 2015	October 25, 2014
	(Dollars in thousands)
Stock-based compensation	$4,509	$3,890
Tax benefit recognized in the statement of operations	$1,729	$1,464

As of October 24, 2015, the Company had total unrecognized compensation expense of $21.1 million related to stock options, time-based restricted share units ("RSUs") and target Performance RSUs (based on the Company's estimate of performance goal achievement) of $2.6 million, $7.1 million, and $11.4 million, respectively. This expense will be recognized over a weighted-average period of 2.4 years, 2.6 years, and 1.5 years, respectively, based on the average remaining service periods for the awards. Based on the Performance RSUs outstanding as of October 24, 2015, the Company may recognize an additional $2.9 million in compensation expense in future periods if the maximum amount of restricted share units is earned based on certain performance goals being met.

Stock Options

The following table summarizes stock option award activity during the three months ended October 24, 2015:

	Stock Options
	Shares	Weighted Average Exercise Price

Outstanding as of July 25, 2015	915,323	$16.86
Options exercised	(12,788)	$10.84
Canceled	(800)	$13.88
Outstanding as of October 24, 2015	901,735	$16.95

Exercisable options as of October 24, 2015	643,467	$13.52

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU activity during the three months ended October 24, 2015:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price

Outstanding as of July 25, 2015	322,008	$24.46	945,540	$26.46
Granted	32,451	$63.19	33,116	$75.79
Share units vested	(783)	$64.00	(39,190)	$22.84
Forfeited or canceled	(1,820)	$25.62	(176,008)	$21.32
Outstanding as of October 24, 2015	351,856	$27.94	763,458	$29.97

The total amount of granted Performance RSUs presented above consists of 16,558 target shares and 16,558 supplemental shares granted to officers. During the three months ended October 24, 2015, the Company canceled approximately 169,790 supplemental shares of Performance RSUs outstanding as of July 25, 2015, as a result of fiscal 2015 performance criteria for attaining supplemental shares not being met. The total amount of Performance RSUs outstanding as of October 24, 2015 consists of 688,453 target shares and 75,005 supplemental shares.

15. Related Party Transactions

The Company leases certain administrative offices and equipment as well as pays for certain subcontracting services and materials from officers of its subsidiaries and entities related to officers of its subsidiaries. Expenses under these arrangements for the three months ended October 24, 2015 and October 25, 2014 were as follows:

	For the Three Months Ended
	October 24, 2015	October 25, 2014
	(Dollars in thousands)
Real property and equipment leases	$750	$429
Subcontractors and materials expense	$1,092	$502

The Company believes that all related party transactions have been conducted on an arms-length basis with terms that are similar to those available from third parties.

16. Concentration of Credit Risk

The Company's customer base is highly concentrated, with its top five customers accounting for approximately 64.9% and 59.4% of its total revenues during the three months ended October 24, 2015 and October 25, 2014, respectively. Customers whose revenues exceeded 10% of total revenue during the three months ended October 24, 2015 or October 25, 2014 were as follows:

	For the Three Months Ended
	October 24, 2015	October 25, 2014
AT&T Inc.	19.1%	21.2%
CenturyLink, Inc.	15.6%	13.1%
Comcast Corporation	12.0%	12.8%

Certain customers represented 10% or more of combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings, net ("CIEB, net") as of October 24, 2015 or July 25, 2015. AT&T Inc. represented $115.8 million, or 16.9% of combined amounts of trade receivables and CIEB, net as of October 24, 2015 and $101.7 million, or 17.7% as of July 25, 2015. CenturyLink, Inc. represented $100.8 million, or 14.7% of combined amounts of trade receivables and CIEB, net as of October 24, 2015 and $80.1 million, or 14.0% as of July 25, 2015. Windstream Corporation represented $71.8 million, or 10.5% of combined amounts of trade receivables and CIEB, net as of October 24, 2015 and $47.8 million, or 8.3% as of July 25, 2015. Comcast Corporation represented $70.6 million, or 10.3% of combined amounts of trade receivables and CIEB, net as of October 24, 2015 and $63.0 million, or 11.0% as of July 25, 2015. Additionally, another customer represented $89.9 million, or 13.1% of combined amounts of trade receivables and CIEB, net as of October 24, 2015 and $64.5 million, or 11.2% as of July 25, 2015.

The Company believes that none of its significant customers were experiencing financial difficulties that would materially impact the collectability of the Company's trade accounts receivable and costs in excess of billings as of October 24, 2015 and July 25, 2015. See Note 4, Accounts Receivable, and Note 5, Costs and Estimated Earnings in Excess of Billings, for additional information regarding the Company's trade accounts receivable and costs and estimated earnings in excess of billings.

17. Commitments and Contingencies

In May 2013, CertusView Technologies, LLC ("CertusView"), a wholly-owned subsidiary of the Company, filed suit against S & N Communications, Inc. and S & N Locating Services, LLC in the United States District Court for the Eastern District of Virginia alleging infringement of certain United States patents. In January 2015, the District Court granted defendants' motion for judgment on the pleadings for failure to claim patent-eligible subject matter, and entered final judgment on those claims the same day. CertusView filed a Notice of Appeal in February 2015 with the Court of Appeals for the Federal Circuit. In May 2015, the District Court re-opened the case to allow defendants to proceed with inequitable conduct counterclaims. In July 2015, the Court of Appeals dismissed the appeal in that court pending resolution of proceedings in the District Court. A bench trial in the District Court on the inequitable conduct counterclaims has been scheduled for March 2016. An unfavorable outcome for the inequitable conduct counterclaims may result in an award of attorneys' fees, costs, and expenses. It is too early to evaluate the likelihood of an outcome to this matter. The Company intends to vigorously defend itself against the remaining counterclaims and appeal the District Court's ruling with respect to the patent-eligible subject matter.

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

Commitments

Performance Bonds and Guarantees - The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of October 24, 2015 and July 25, 2015, the Company had $314.9 million and $294.9 million of outstanding performance and other surety contract bonds, respectively.

The Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit - The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize the Company's obligations to its insurance carriers in connection with the settlement of potential claims. As of October 24, 2015 and July 25, 2015, the Company had $58.0 million and $54.4 million, respectively, of outstanding standby letters of credit issued under the Credit Agreement.

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, including any documents incorporated by reference or deemed to be incorporated by reference herein, contains forward-looking statements relating to future events, financial performance, strategies, expectations, and competitive environment. Words such as "outlook," "believe," "expect," "anticipate," "estimate," "intend," "forecast," "may," "should," "could," "project," "target" and similar expressions, as well as statements written in the future tense, identify forward-looking statements. They will not necessarily be accurate indications of whether or at what time such performance or results will be achieved.

You should not consider forward-looking statements as guarantees of future performance or results. Forward-looking statements are based on information available at the time they are made and/or management's good faith belief at that time with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences are discussed within Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, as well as Item 1, Business, Item 1A, Risk Factors and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 4, 2015 and other risks outlined in our other periodic filings with the Securities and Exchange Commission. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement. Our forward-looking statements are only made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update them to reflect new information or events or circumstances arising after such date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended July 25, 2015. Our Annual Report on Form 10-K for the year ended July 25, 2015, was filed with the Securities and Exchange Commission ("SEC") on September 4, 2015 and is available on the SEC's website at www.sec.gov and on our website at www.dycomind.com.

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

Telecommunications network operators are increasingly deploying fiber optic cable technology deeper into their networks and closer to consumers and businesses in order to respond to consumer demand, competitive realities, and public policy support. Several large telephone companies have pursued fiber-to-the-premise and fiber-to-the-node initiatives to compete actively with cable operators. Cable companies continue to increase the speeds of their services to residential customers and to deploy fiber to business customers. Many industry participants are deploying networks designed to provision 1 gigabit speeds to individual consumers and some have articulated plans to deploy speeds beyond 1 gigabit.

Opportunities exist to improve rural networks as a result of Phase II of the Connect America Fund. This six-year program, administered by the Federal Communications Commission, will provide $1.676 billion in funding per year to price cap carriers and others to expand and support broadband deployments in rural areas. In aggregate, five of our top ten customers have accepted over $1.4 billion in funding per year under this program. We expect this program to contribute to demand for services in our industry.

Significant demand for wireless broadband is driven by the proliferation of smart phones and other mobile data devices. Wireless carriers are actively spending on their networks to respond to the significant increase in wireless data traffic, upgrade network technologies to improve performance and efficiency, and consolidate disparate technology platforms. Additionally, the demand for mobile broadband has increased bandwidth requirements on the wired networks of our customers. These trends are driving demand for our services and increasing wireless data traffic is prompting further wireline deployments.

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

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable television multiple system operators, wireless carriers, telecommunication equipment and infrastructure providers, and electric and gas utilities. Our customer base is highly concentrated, with our top five customers accounting for approximately 64.9% and 59.4% of our total revenues for the three months ended October 24, 2015 and October 25, 2014, respectively. The following reflects the percentage of total revenue from customers who contributed at least 2.5% to our total revenue during the three months ended October 24, 2015 or October 25, 2014:

	For the Three Months Ended
	October 24, 2015	October 25, 2014
AT&T Inc.	19.1%	21.2%
CenturyLink, Inc.	15.6%	13.1%
Comcast Corporation	12.0%	12.8%
Verizon Communications Inc.	9.7%	7.3%
Windstream Corporation	6.4%	4.3%
Time Warner Cable Inc.	4.9%	4.9%
Charter Communications, Inc.	2.5%	3.7%

In addition, another customer contributed 8.5% and 5.0% to our total revenue during the three months ended October 24, 2015 and October 25, 2014, respectively.

We generally have multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often a number of exceptions, including the customer's ability to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer's own employees, and the use of other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, we occasionally are able to extend a portion of these agreements through negotiations. Revenues from multi-year master service agreements were approximately 61.0% and 67.2% of total contract revenues during the three months ended October 24, 2015 and October 25, 2014, respectively.

We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms generally three to four months in duration) and often include customary retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion. Revenues from long-term contracts for specific projects were 16.9% and 13.0% as a percentage of total contract revenues during the three months ended October 24, 2015 and October 25, 2014, respectively.

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

Fiscal 2016 - On August 7, 2015, we acquired TelCom Construction, Inc. and an affiliate (together, "TelCom"), for approximately $48.6 million in cash and an adjustment for working capital received in excess of a target amount estimated to be approximately $0.2 million payable during the second quarter of fiscal 2016. TelCom, based in Clearwater, Minnesota, provides construction and maintenance services for telecommunications providers throughout the United States. This acquisition expands our geographical presence within our existing customer base.

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

The results of these acquisitions are included in the condensed consolidated financial statements from their respective dates of acquisition. The results from businesses acquired during fiscal 2016 and fiscal 2015 were not considered material to the Company's condensed consolidated financial statements, individually or in the aggregate. Purchase price allocations of businesses acquired during fiscal 2016 and the fourth quarter of fiscal 2015 are preliminary and will be completed during fiscal 2016 when valuations are finalized for intangible assets and other amounts.

Understanding Our Results of Operations

The following information is presented in order for the reader to better understand certain factors impacting our results of operations and profitability and should be read in conjunction with Critical Accounting Policies and Estimates within Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 1, Accounting Policies, in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on September 4, 2015.

Revenues. We recognize revenues under the percentage of completion method of accounting using the units-of-delivery or cost-to-cost measures. We perform a majority of our services under master service agreements and other agreements that contain customer-specified service requirements, such as discrete pricing for individual tasks. Revenue is recognized under these arrangements based on units-of-delivery and revenue is recognized as each unit is completed. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs and represented less than 10% of our contract revenues during the three months ended October 24, 2015 and October 25, 2014. There were no material amounts of unapproved change orders or claims recognized during the three months ended October 24, 2015 or October 25, 2014. The current asset "Costs and estimated earnings in excess of billings" represents revenues recognized in excess of amounts billed. The current liability "Billings in excess of costs and estimated earnings" represents billings in excess of revenues recognized.

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

General and Administrative Expenses. General and administrative expenses primarily consist of employee compensation and related expenses, including performance-based compensation and stock-based compensation, legal, consulting and professional fees, information technology and development costs, provision for or recoveries of bad debt expense, acquisition and integration costs of businesses acquired, and other costs not directly related to the provision of our services under customer contracts. We incur information technology and development costs primarily to support and enhance our operating efficiency. To protect our rights, we have filed for patents on certain of our innovations. Our executive management team and the senior management of our subsidiaries perform substantially all of our sales and marketing functions as part of their management responsibilities. Accordingly, we have not incurred material expenses for sales and marketing efforts.

Depreciation and Amortization. Our property and equipment primarily consist of vehicles, equipment and machinery, and computer hardware and software. We depreciate property and equipment on a straight-line basis over the estimated useful lives of the assets. In addition, certain reporting units have intangible assets, including customer relationships, contract backlog, trade names, and non-compete intangibles, which we amortize over the estimated useful lives. We recognize amortization of customer relationship intangibles and acquired contract backlog intangibles on an accelerated basis as a function of the expected economic benefit. We recognize amortization of our other finite-lived intangibles on a straight-line basis over the estimated useful life.

Loss on Debt Extinguishment. Loss on debt extinguishment for the current year includes pre-tax charges related to the redemption of our 7.125% senior subordinated notes (the "7.125% Notes"), including the write-off of deferred debt issuance costs on the 7.125% Notes.

Interest Expense, Net. Interest expense, net, consists of interest incurred on outstanding variable rate and fixed rate debt and certain other obligations. Interest expense also includes non-cash amortization of our senior convertible notes debt discount and non-cash debt issuance costs. See Note 10, Debt, in the Notes to the Condensed Consolidated Financial Statements for information on the non-cash amortization of the debt discount and debt issuance costs.

Other Income, Net. Other income, net, primarily consists of gains or losses from sales of fixed assets.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies and critical accounting estimates described in our Annual Report on Form 10-K for the year ended July 25, 2015.

Results of Operations

The table below sets forth our condensed consolidated statements of operations for the periods indicated and the amounts as a percentage of revenue (totals may not add due to rounding). The results of operations of businesses acquired are included in the accompanying condensed consolidated financial statements from their dates of acquisition.

	For the Three Months Ended
	October 24, 2015		October 25, 2014
	(Dollars in millions)
Revenues	$659.3	100.0%	$510.4	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	507.0	76.9	403.5	79.1
General and administrative	51.5	7.8	44.7	8.8
Depreciation and amortization	27.4	4.2	22.9	4.5
Total	585.9	88.9	471.1	92.3
Interest expense, net	(9.1)	(1.4)	(6.7)	(1.3)
Loss on debt extinguishment	(16.3)	(2.5)	—	—
Other income, net	1.5	0.2	1.8	0.4
Income before income taxes	49.5	7.5	34.3	6.7
Provision for income taxes	18.6	2.8	13.5	2.7
Net income	$30.8	4.7%	$20.8	4.1%

Our fiscal year ends on the last Saturday in July. As a result, each fiscal year consists of either fifty-two weeks or fifty-three weeks of operations (with an additional week of operations occurring in the fourth quarter). Fiscal 2015 contained fifty-two weeks and fiscal 2016 will contain fifty-three weeks of operations.

Revenues. Revenues increased to $659.3 million during the three months ended October 24, 2015 from $510.4 million during the three months ended October 25, 2014. Revenues increased in the current period primarily from services for customers deploying 1 gigabit networks, new awards with significant customers, and revenues generated by businesses acquired.

During the three months ended October 24, 2015, total revenues of $39.5 million were generated by businesses acquired during fiscal 2016 and fiscal 2015. During the three months ended October 25, 2014, total revenues of $1.9 million were generated by businesses acquired during the first quarter of fiscal 2015. Excluding amounts from these businesses that were not owned for the entire period in both the current and prior year quarter, revenues increased by approximately $111.2 million during the three months ended October 24, 2015, compared to the prior year period. Revenues increased by approximately $27.5 million, in aggregate, for two significant telecommunications customers investing in improvements to their networks. Revenues also increased by approximately $26.6 million for a large telecommunications customer primarily for services performed under new awards and approximately $25.8 million for services performed for a telecommunications customer in connection with rural services. Revenues increased for services performed on a customer's fiber network by approximately $30.6 million. Revenues also increased for two leading cable multiple system operators by approximately $21.3 million, in aggregate, from installation, maintenance and construction services, including services to provision fiber to small and medium businesses as well as network improvements. Partially offsetting these increases, revenues related to stimulus work on projects funded in part by the American Recovery and Reinvestment Act of 2009 declined $13.8 million from the prior year period as the program reached completion. Furthermore, revenues for a cable multiple system operator declined $3.1 million. All other customers, on a combined basis, had net decreases in revenues of $3.7 million during the three months ended October 24, 2015, compared to the prior year period.

The percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 90.9%, 5.6%, and 3.5%, respectively, for the three months ended October 24, 2015, compared to 89.7%, 6.0% and 4.3%, respectively, for the three months ended October 25, 2014.

Costs of Earned Revenues. Costs of earned revenues increased to $507.0 million during the three months ended October 24, 2015, compared to $403.5 million during the prior year period. The increase was primarily due to a higher level of operations during the three months ended October 24, 2015, including the operating costs of businesses acquired during fiscal

2016 and fiscal 2015. The primary components of the increase were an $85.4 million aggregate increase in direct labor and subcontractor costs, $11.0 million increase in direct material costs, and $9.2 million increase in other direct costs, including insurance claim expense. These increases were partially offset by a $2.1 million aggregate decrease from lower fuel prices during the three months ended October 24, 2015, compared to the three months ended October 25, 2014.

Costs of earned revenues as a percentage of contract revenue decreased 2.2% during the three months ended October 24, 2015, compared to the three months ended October 25, 2014. Direct material costs decreased 0.6% of contract revenue, compared to the prior year period. Other direct costs decreased 0.9% of contract revenue as a result of operating leverage on our increased level of operations. In addition, costs decreased 0.9% of contract revenue from lower fuel consumption and lower fuel prices. Partially offsetting these decreases, labor and subcontractor costs increased 0.2% of contract revenue for the three months ended October 24, 2015, compared to the prior year period.

General and Administrative Expenses. General and administrative expenses increased to $51.5 million, or 7.8% of contract revenue, during the three months ended October 24, 2015, compared to $44.7 million, or 8.8% of contract revenue during the three months ended October 25, 2014. The increase in total general and administrative expenses during the three months ended October 24, 2015 resulted from increased payroll and performance-based compensation costs and the costs of businesses acquired in fiscal 2016 and fiscal 2015, partially offset by lower legal and other professional fees. Additionally, stock-based compensation increased to $4.5 million during the three months ended October 24, 2015, from $3.9 million during the three months ended October 25, 2014. The decrease in general and administrative expenses as a percentage of contract revenue is due to improved leverage of general and administrative expenses on our increased level of operations.

Depreciation and Amortization. Depreciation and amortization increased to $27.4 million during the three months ended October 24, 2015, from $22.9 million during the three months ended October 25, 2014, and totaled 4.2% and 4.5% of contract revenue, respectively. The increase in depreciation and amortization expense during the three months ended October 24, 2015 is a result of the addition of fixed assets during fiscal 2016 and fiscal 2015 and incremental expense of businesses acquired in fiscal 2016 and fiscal 2015. Amortization expense increased to $4.8 million during the three months ended October 24, 2015 from $4.1 million during the three months ended October 25, 2014.

Interest Expense, Net. Interest expense, net was $9.1 million and $6.7 million during the three months ended October 24, 2015 and October 25, 2014, respectively. Interest expense for the three months ended October 24, 2015 includes approximately $1.8 million for the non-cash amortization of debt discount associated with our senior convertible notes. Excluding this amortization, interest expense, net was $7.4 million during the three months ended October 24, 2015. The remaining increase for the three months ended October 24, 2015 reflects higher debt balances outstanding during the current period partially offset by lower interest rates on a portion of our total debt from the senior convertible notes issued in September 2015. See Note 10, Debt, in Notes to the Condensed Consolidated Financial Statements.

Loss on Debt Extinguishment. In connection with the redemption of the 7.125% Notes, we incurred a pre-tax charge for early extinguishment of debt of approximately $16.3 million during the three months ended October 24, 2015. This charge is comprised of approximately: (i) $4.9 million for the present value of the interest payments for the period from the redemption date of October 15, 2015 through January 15, 2016, (ii) $6.5 million for the excess of the present value of the redemption price over the carrying value of the 7.125% Notes, and (iii) $4.9 million for the write-off of deferred financing charges related to the fees incurred on the 7.125% Notes issuance.

Other Income, Net. Other income was $1.5 million and $1.8 million during the three months ended October 24, 2015 and October 25, 2014, respectively. The decrease in other income was primarily a function of the number of assets sold and prices obtained for those assets during the three months ended October 24, 2015, compared to the prior year period.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three months ended October 24, 2015 and October 25, 2014:

	For the Three Months Ended
	October 24, 2015	October 25, 2014
	(Dollars in millions)
Income tax provision	$18.6	$13.5
Effective income tax rate	37.7%	39.4%

Fluctuations in our effective income tax rate were primarily attributable to the difference in income tax rates from state to state, non-deductible and non-taxable items, disqualifying dispositions of incentive stock option exercises, and production-

related tax deductions recognized in relation to our pre-tax results during the periods. Non-deductible and non-taxable items will generally have a reduced impact on the effective income tax rate in periods of increased pre-tax results. We had total unrecognized tax benefits of approximately $2.3 million as of both October 24, 2015 and July 25, 2015, which, if recognized, would favorably affect our effective tax rate.

Net Income. Net income was $30.8 million for the three months ended October 24, 2015, compared to $20.8 million for the three months ended October 25, 2014.

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and costs and estimated earnings in excess of billings. Cash and equivalents primarily include balances on deposit with banks and totaled $21.8 million as of October 24, 2015, compared to $21.3 million as of July 25, 2015. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

Additionally, in connection with the issuance of the 0.75% senior convertible notes due 2021, we entered into privately-negotiated convertible note hedge transactions with certain counterparties. We are subject to counterparty risk with respect to these convertible note hedge transactions. The hedge counterparties are financial institutions, and we are subject to the risk that they might default under the convertible note hedge transactions. To mitigate that risk, we contracted with institutional counterparties who met specific requirements under our risk assessment process. Additionally, the transactions are subject to a netting arrangement, which also reduces credit risk.

Sources of Cash. Our sources of cash have been operating activities, long-term debt, equity offerings, stock option proceeds, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, equipment, materials, and subcontractors, are required to be paid before the related customer balances owed are invoiced and collected. Our working capital (total current assets less total current liabilities) was $565.3 million as of October 24, 2015, compared to $469.9 million as of July 25, 2015.

Capital resources are used primarily to purchase equipment and maintain sufficient levels of working capital to support our contractual commitments to customers. We periodically borrow from and repay our revolving credit facility depending on our cash requirements. We currently intend to retain any earnings for use in the business, including for investment in acquisitions, and consequently we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We expect capital expenditures, net of disposals, of approximately $150 million for fiscal 2016. Our level of capital expenditures can vary depending on the customer demand for our services, the replacement cycle we select for our equipment, and overall growth. We intend to fund these expenditures primarily from operating cash flows, availability under our credit facility and cash on hand.

Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our credit agreement, are sufficient to meet our financial obligations. These obligations include interest payments required on our senior convertible notes and outstanding borrowings under our credit agreement, working capital requirements, and the normal replacement of equipment at our current level of operations for at least the next twelve months. Our capital requirements may increase to the extent we seek to grow by acquisitions that involve consideration other than our stock, or to the extent we repurchase our common stock, repay revolving borrowings, or repurchase or convert our senior convertible notes. Changes in financial markets or other components of the economy could adversely impact our ability to access the capital markets, in which case we would expect to rely on a combination of available cash and the credit agreement to provide short-term funding. Management regularly monitors the financial markets and assesses general economic conditions for possible impact on our financial position. We believe our cash investment policies are prudent and expect that any volatility in the capital markets would not have a material impact on our cash investments.

Net cash flows. The following table presents our net cash flows for the three months ended October 24, 2015 and October 25, 2014:

	For the Three Months Ended
	October 24, 2015	October 25, 2014
	(Dollars in millions)
Net cash flows:
(Used in) provided by operating activities	$(28.9)	$10.9
Used in investing activities	$(88.5)	$(25.2)
Provided by financing activities	$117.9	$10.1

Cash (Used in) Provided by Operating Activities. During the three months ended October 24, 2015, net cash used in operating activities was $28.9 million. Non-cash items in the cash flows from operating activities during the three months ended October 24, 2015 and October 25, 2014 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, amortization of debt discount, non-cash loss on debt extinguishment of approximately $2.0 million and deferred income taxes. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $90.4 million of operating cash flow during the three months ended October 24, 2015. Working capital changes that used operating cash flow during the three months ended October 24, 2015 were increases in accounts receivable, and net costs and estimated earnings in excess of billings of $35.5 million and $51.3 million, respectively, as a result of the sequential increase in the level of our operations, including growth with certain customers during the three months ended October 24, 2015. Additionally, decreases in accrued liabilities used $13.9 million of operating cash flow primarily resulting from amounts paid for annual incentive compensation during October 2015 and working capital changes of businesses acquired. Net increases in other current assets and other non-current assets used $10.1 million of operating cash flow during the three months ended October 24, 2015 primarily for inventory and for prepaid costs that coincide with the beginning of our fiscal year. The primary working capital sources of cash flow during the three months ended October 24, 2015 were increases in accounts payable of $7.9 million and increases in income tax payable, net of income tax receivables, of $12.6 million due to the timing of cash payments.

Our days sales outstanding ("DSO") for accounts receivable (based on the ending accounts receivable divided by the average daily revenue for the most recently completed quarter) was 50 days as of October 24, 2015, compared to 53 days as of October 25, 2014. Contract payment terms vary by customer and primarily range from 30 to 60 days after invoicing. Our DSO for costs and estimated earnings in excess of billings ("CIEB") was 44 days as of October 24, 2015 compared to 43 days as of October 25, 2014.

Our CIEB balances are maintained at a detailed task-specific level or project level and are evaluated regularly for realizability. Such amounts are invoiced in the normal course of business according to contract terms that consider the completion of specific tasks and the passage of time. Project delays for commercial issues such as permitting, engineering changes, incremental documentation requirements, or difficult job site conditions can extend the time needed to complete certain work orders, which may delay invoicing to the customer for work performed. We were not experiencing any material project delays or other circumstances that would impact the realizability of the CIEB balance as of October 24, 2015. Additionally, there were no material amounts of CIEB related to claims or unapproved change orders as of October 24, 2015 or July 25, 2015. As of October 24, 2015, we believe that none of our significant customers were experiencing financial difficulties that would impact the realizability of our CIEB or the collectability of our trade accounts receivable.

During the three months ended October 25, 2014, net cash provided by operating activities was $10.9 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $32.0 million of operating cash flow during the three months ended October 25, 2014. The primary working capital changes that used operating cash flow during the three months ended October 25, 2014 were increases in accounts receivable and net costs and estimated earnings in excess of billings of $22.0 million and $26.2 million, respectively, as a result of the sequential increase in the level of our operations, including growth with certain customers during the three months ended October 25, 2014. Net increases in other current and other non-current assets combined used $1.8 million of operating cash flow during the three months ended October 25, 2014 primarily for prepaid costs that coincide with the beginning of our fiscal year. Working capital sources of cash flow during the three months ended October 25, 2014 were increases in income tax payable, net of income tax receivables, of $10.2 million due to the timing of payments. Other sources of operating cash flow the three months ended October 25, 2014 were increases in accrued liabilities of $6.6 million primarily due to the timing of interest payments on our long-term debt and increased accrued insurance claims, partially offset by amounts paid for annual incentive compensation during October 2014. Additionally, increases in accounts payable provided $1.2 million of operating cash flow.

Cash Used in Investing Activities. Net cash used in investing activities was $88.5 million during the three months ended October 24, 2015, compared to $25.2 million during the three months ended October 25, 2014. During the three months ended October 24, 2015, we paid $48.6 million in connection with the acquisition of TelCom. During the three months ended October 25, 2014 we paid $8.0 million in connection with the acquisition of Hewitt and $0.3 million for a final working capital adjustment for a business acquired in the fourth quarter of fiscal 2014. During the three months ended October 24, 2015 and October 25, 2014, capital expenditures of $40.8 million and $18.0 million, respectively, were offset in part by proceeds from the sale of assets of $1.3 million and $1.7 million, respectively. The increase in capital expenditures, net during the three months ended October 24, 2015 was primarily the result of spending for new work opportunities and the replacement of certain fleet assets. Restricted cash, primarily related to funding provisions of our insurance program, increased approximately $0.5 million during the three months ended October 25, 2014.

Cash Provided by Financing Activities. Net cash provided by financing activities was $117.9 million during the three months ended October 24, 2015 compared to $10.1 million during the three months ended October 25, 2014. The primary source of cash provided by financing activities during the three months ended October 24, 2015 was the $485.0 million principal amount of 0.75% senior convertible notes due 2021 (the "Notes") issued in a private placement in September 2015. During the three months ended October 24, 2015, we paid approximately $14.5 million in total issuance costs, including the initial purchasers' discount on the Notes and third party fees and expenses related to our financing transactions. We used approximately $277.5 million of the net proceeds from the Notes issuance to fund the redemption of our 7.125% senior subordinated notes. Furthermore, in connection with the offering of the Notes, we entered into convertible note hedge transactions with counterparties for a total cost of approximately $115.8 million. We also entered into separately negotiated warrant transactions with the same counterparties as the convertible hedge transactions, and received proceeds of approximately $74.7 million from the sale of these warrants. Refer to Note 10, Debt, in the Notes to the Condensed Consolidated Financial Statements for additional discussion of these debt transactions during the three months ended October 24, 2015. During the three months ended October 24, 2015 and October 25, 2014, borrowings under our credit agreement, net of repayments, were $36.0 million and $9.7 million, respectively.

During the three months ended October 24, 2015, we repurchased 954,224 shares of our common stock in open market transactions for approximately $70.0 million, an average price of $73.35 per share. Additionally, during the three months ended October 24, 2015 and October 25, 2014, we received $0.1 million and $0.6 million, respectively, from the exercise of stock options and received excess tax benefits of $1.0 million and $0.2 million, respectively, primarily from the exercises of stock options and vesting of restricted share units. Furthermore, we withheld shares of restricted share units and paid $1.2 million and $0.3 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the three months ended October 24, 2015 and October 25, 2014, respectively.

Compliance with Credit Agreement and Indenture. We are party to a credit agreement with various lenders named therein (the "Credit Agreement") dated as of December 3, 2012 (as amended as of April 24, 2015 and September 9, 2015) that matures on April 24, 2020. The Credit Agreement provides for a $450 million revolving facility and $150 million term loan facility and contains a sublimit for the issuance of letters of credit of $200 million. Subject to certain conditions, the Credit Agreement provides us the ability to enter into one or more incremental facilities, up to the greater of (i) $150 million and (ii) an amount such that, after giving effect to such incremental facility on a pro forma basis (assuming that the amount of the incremental commitments is fully drawn and funded), the consolidated senior secured leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured leverage ratio is the ratio of our consolidated senior secured indebtedness to its trailing twelve month consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA"), as defined by the Credit Agreement. The incremental facilities can be in the form of revolving commitments under the Credit Agreement and/or in the form of term loans. Payments under the Credit Agreement are guaranteed by substantially all of our subsidiaries and secured by the equity interests of certain of our wholly-owned subsidiaries.

Borrowings under the Credit Agreement (other than Swingline Loans, as defined in the Credit Agreement) bear interest at a rate equal to either (a) the Eurodollar rate (based on LIBOR) plus an applicable margin, or (b) the administrative agent's base rate, described in the Credit Agreement as the highest of (i) the administrative agent's prime rate, (ii) the Federal Funds Rate plus 0.50%, and (iii) the Eurodollar rate plus 1.00%, plus an applicable margin. In each case, the applicable margin is based upon our consolidated leverage ratio, which is the ratio of our consolidated total funded debt to our trailing twelve month consolidated EBITDA, as defined by the Credit Agreement. For the quarter ending October 24, 2015, borrowings under the Credit Agreement were eligible for an applicable margin of 1.75% for borrowings based on the Eurodollar rate and 0.75% for borrowings based on the administrative agent's base rate. For the quarter ending January 23, 2016, borrowings under the Credit Agreement will be eligible for an applicable margin of 2.00% for borrowings based on the Eurodollar rate and 1.00% for borrowings based on the administrative agent's base rate. Swingline loans, if any, bear interest at a rate equal to the administrative agent's base rate plus an applicable margin based upon our consolidated leverage ratio.

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

We incur fees that range from 0.25% to 0.40% per annum for unused revolver balances based upon our consolidated leverage ratio. In addition, fees for outstanding standby letters of credit range from 1.25% to 2.00% per annum and fees for outstanding commercial letters of credit range from 0.625% to 1.000% per annum, in each case based on our consolidated leverage ratio.

We had $150.0 million of outstanding principal amount under the term loan as of October 24, 2015 and July 25, 2015, which accrued interest at 1.95% per annum and 1.94% per annum, respectively. Additionally, outstanding revolver borrowings were $131.3 million and $95.3 million as of October 24, 2015 and July 25, 2015, respectively. Revolver borrowings consisted of borrowings at the applicable Eurodollar rate or the base rate and accrued interest at a weighted average rate of approximately 2.10% and 2.02% per annum as of October 24, 2015 and July 25, 2015, respectively.

Standby letters of credit of approximately $58.0 million and $54.4 million, issued as part of our insurance program, were outstanding under the Credit Agreement as of October 24, 2015 and July 25, 2015, respectively. Interest on outstanding standby letters of credit accrued at 1.75% per annum as of both October 24, 2015 and July 25, 2015. The unused facility fee was 0.35% of unutilized commitments at both October 24, 2015 and July 25, 2015.

At October 24, 2015 and July 25, 2015, we were in compliance with the financial covenants of the Credit Agreement and had additional borrowing availability of $260.8 million and $300.3 million, respectively, as determined by the most restrictive covenants of the Credit Agreement.

Contractual Obligations. The following table sets forth our outstanding contractual obligations, including related party leases, as of October 24, 2015:

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
	(Dollars in thousands)
0.75% senior convertible notes due 2021	$—	$—	$—	$485,000	$485,000
Credit Agreement – revolving borrowings		—	131,250	—	131,250
Credit Agreement – Term Loan	3,750	16,875	129,375	—	150,000
Fixed interest payments on long-term debt (a)	3,638	7,275	7,275	3,637	21,825
Operating lease obligations	17,032	18,789	6,770	6,221	48,812
Employment agreements	5,058	2,554	—	—	7,612
Purchase and other contractual obligations (b)	28,412	—	—	—	28,412
Total	$57,890	$45,493	$274,670	$494,858	$872,911

(a)
Includes interest payments on our $485 million in aggregate principal amount of 0.75% senior convertible notes due 2021 outstanding and excludes any interest payments on our variable rate debt. Variable rate debt as of October 24, 2015 consisted of $150.0 million outstanding on our Term Loan and $131.3 million in outstanding revolving borrowings under our Credit Agreement.

(b)
Purchase and other contractual obligations primarily represent obligations under agreements to purchase vehicles and equipment that have not been received as of October 24, 2015. We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of October 24, 2015.

Our condensed consolidated balance sheet as of October 24, 2015 includes a long-term liability of approximately $49.9 million for accrued insurance claims. This liability has been excluded from the above table as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was $2.3 million as of both October 24, 2015 and July 25, 2015, and is included in other liabilities in the condensed consolidated balance sheet. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Off-Balance Sheet Arrangements. Performance Bonds and Guarantees – We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of October 24, 2015, we had $314.9 million of outstanding performance and other surety contract bonds. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $94.1 million as of October 24, 2015. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit – We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize our obligations to our insurance carriers in connection with the settlement of potential claims. As of October 24, 2015 and July 25, 2015, we had $58.0 million and $54.4 million, respectively, outstanding standby letters of credit issued under the Credit Agreement.

Backlog. Our backlog consists of the estimated uncompleted portion of services to be performed under contractual agreements with our customers and totaled $3.967 billion and $3.680 billion at October 24, 2015 and July 25, 2015, respectively. The increase in backlog from July 25, 2015 primarily relates to new awards and extensions during the three months ended October 24, 2015. We expect to complete 40.9% of the October 24, 2015 backlog during the next twelve months. Our backlog estimates represent amounts under master service agreements and other contractual agreements for services projected to be performed over the terms of the contracts and are based on contract terms, our historical experience with customers and, more generally, our experience in similar procurements. The significant majority of our backlog estimates comprise services under master service agreements and long-term contracts.

Revenue estimates included in our backlog can be subject to change because of project accelerations, cancellations, or delays due to various factors, including but not limited to commercial issues and adverse weather. These factors can also cause revenue to be realized in different periods or in different amounts from those originally reflected in backlog. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. While we did not experience any material cancellations during fiscal 2015 or the three months ended October 24, 2015, many of our customers may cancel our contracts upon notice regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

Backlog is not a measure defined by United States generally accepted accounting principles; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate and Market Price Risk - We are exposed to market risks related to interest rates on our cash and equivalents and interest rates and market price sensitivity on our debt obligations. We monitor the effects of market changes on interest rates and manage interest rate risks by investing in short-term cash equivalents with market rates of interest and by maintaining a mix of fixed and variable rate debt obligations.

Our revolving credit facility permits borrowings at a variable rate of interest. On October 24, 2015, we had variable rate debt outstanding under the Credit Agreement of $131.3 million of revolver borrowings and a $150.0 million term loan. Interest related to these borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of the Credit Agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $1.4 million annually.

In September 2015, we issued $485 million principal amount of senior convertible notes (the "Notes"), which bear a fixed rate of interest of 0.75%. Due to the fixed rate of interest on the Notes, changes in interest rates would not have an impact on the related interest expense. However, there exists market risk sensitivity on the fair value of the fixed rate Notes with respect to changes in interest rates. Generally, the fair value of the fixed rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes is affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The fair value of the Notes was approximately $376.7 million on October 24, 2015, based on quoted market prices, compared to $360.4 million net carrying amount. The fair value and net carrying amount are both reflected net of the debt discount of $114.6 million and debt issuance costs attributable to the liability component of $10.0 million as of October 24, 2015. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the first quarter of fiscal 2016, which was $103.37. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $14.2 million, calculated on a discounted cash flow basis.

In connection with the issuance of the Notes, we entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the Notes and offsetting any potential cash payments in excess of the principal amount of the Notes. In the event that shares or cash are deliverable to holders of the Notes upon conversion at limits defined in the indenture governing the Notes, counterparties to the convertible note hedge will be required to deliver to us up to 5.006 million shares of our common stock or pay cash to us in a similar amount as the value that we deliver to the holders of the Notes based on a conversion price of $96.89 per share. The convertible note hedge is intended to offset potential dilution from the Notes.

We also entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby we sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of our common stock at a price of $130.43 per share. We expect to settle the warrant transactions on a net share basis. Refer to Note 10, Debt, in Notes to the Condensed Consolidated Financial Statements for additional discussion of these debt transactions during the three months ended October 24, 2015.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of October 24, 2015, the market risk for foreign currency exchange rates was not significant as our operations in Canada were not material.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of October 24, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 24, 2015, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (2) accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

In May 2013, CertusView Technologies, LLC ("CertusView"), a wholly-owned subsidiary of the Company, filed suit against S & N Communications, Inc. and S & N Locating Services, LLC in the United States District Court for the Eastern District of Virginia alleging infringement of certain United States patents. In January 2015, the District Court granted defendants' motion for judgment on the pleadings for failure to claim patent-eligible subject matter, and entered final judgment on those claims the same day. CertusView filed a Notice of Appeal in February 2015 with the Court of Appeals for the Federal Circuit. In May 2015, the District Court re-opened the case to allow defendants to proceed with inequitable conduct counterclaims. In July 2015, the Court of Appeals dismissed the appeal in that court pending resolution of proceedings in the District Court. A bench trial in the District Court on the inequitable conduct counterclaims has been scheduled for March 2016. An unfavorable outcome for the inequitable conduct counterclaims may result in an award of attorneys' fees, costs, and expenses. It is too early to evaluate the likelihood of an outcome to this matter. We intend to vigorously defend ourselves against the remaining counterclaims and appeal the District Court's ruling with respect to the patent-eligible subject matter.

From time to time, we are party to various other claims and legal proceedings. It is the opinion of management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on our financial statements.

Item 1A. Risk Factors.

The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended July 25, 2015.

Our bank credit facility imposes restrictions that may prevent us from engaging in beneficial transactions. We have a credit agreement with a syndicate of banks, which provides for a $150 million term loan and a $450 million revolving facility, including a sublimit of $200 million for the issuance of letters of credit. As of October 24, 2015, we had $131.3 million of outstanding borrowings under the revolving facility, $150.0 million outstanding under the term loan and $58.0 million of outstanding letters of credit issued under the credit agreement. The terms of the credit agreement contain covenants that restrict our ability to, among other things: make certain payments, including the payment of dividends, redeem or repurchase our capital stock, incur additional indebtedness and issue preferred stock, make investments or create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell certain assets, and enter into transactions with affiliates. In addition, the credit agreement requires us to comply with a consolidated leverage ratio and a consolidated interest coverage ratio. A default under our credit agreement or the indenture governing our $485 million of 0.75% senior convertible notes due September 15, 2021 could result in the acceleration of our obligations under either or both of those instruments as a result of cross acceleration and cross default provisions. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.

The convertible note hedge transactions and the warrant transactions may affect the value of our common stock. In connection with the pricing of our $485 million of 0.75% senior convertible notes due September 15, 2021 (the "Notes"), we entered into privately-negotiated convertible note hedge transactions with the hedge counterparties. The convertible note hedge transactions covered, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlay the Notes sold in the offering. We also entered into a separate, privately-negotiated warrant transactions with the hedge counterparties relating to the same number of shares of our common stock, subject to customary anti-dilution adjustments.

The hedge counterparties and/or their affiliates may modify their hedge positions with respect to the convertible note hedge transactions and the warrant transactions from time to time after the pricing of the Notes. They may do so by purchasing and/or selling shares of our common stock and/or other securities of ours, including the Notes in privately-negotiated transactions and/or open-market transactions or by entering into and/or unwinding various over-the-counter derivative transactions with respect to our common stock. The hedge counterparties are likely to modify their hedge positions during any observation period related to a conversion of the Notes or following any repurchase of Notes by us on any fundamental change repurchase date.

The effect, if any, of these activities on the market price of our common stock will depend on a variety of factors, including market conditions, and cannot be determined at this time. Any of these activities could, however, adversely affect the market price of our common stock. In addition, the hedge counterparties and/or their affiliates may choose to engage in, or to discontinue engaging in, any of these transactions with or without notice at any time, and their decisions will be at their sole discretion and not within our control.

We are subject to counterparty risk with respect to the convertible note hedge transactions. The hedge counterparties are financial institutions, and we will be subject to the risk that they might default under the convertible note hedge transactions. Our exposure to the credit risk of the hedge counterparties is unsecured by any collateral. Global economic conditions have from time to time resulted in failure or financial difficulties for many financial institutions. If a hedge counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that hedge counterparty. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and volatility of our common stock. In addition, upon a default by a hedge counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any hedge counterparty.

Conversion of the Notes or exercise of the warrants evidenced by the warrant transactions may dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes. At our election, we may settle Notes tendered for conversion entirely or partly in shares of our common stock. Further, the warrants evidenced by the warrant transactions are expected to be settled on a net-share basis. As a result, the conversion of some or all of the Notes or the exercise of some or all of such warrants may dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion of the Notes or such exercise of the warrants could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended October 24, 2015, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company's purchase of its common stock during the three months ended October 24, 2015:

Period	Total Number of Shares Purchased (d)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 26, 2015 - August 22, 2015	149,224 (a)	$67.01	-	(e)
August 23, 2015 - September 19, 2015	805,000 (b)	$74.53	-	(e)
September 20, 2015 - October 24, 2015	15,301 (c)	$75.79	-	(e)

(a) During August 2015, the Company repurchased 149,224 shares of its common stock in open market transactions, at an average price of $67.01 per share, for approximately $10.0 million under its share repurchase program authorized on July 1, 2015.

(b) During September 2015, the Company repurchased 805,000 shares of its common stock from the initial purchasers of the Company's 0.75% senior convertible notes in privately negotiated transactions at a price of $74.53 per share, the closing price of Dycom's common stock on September 9, 2015.

(c) Represents shares withheld to meet payroll tax withholdings obligations arising from the vesting of restricted share units. Shares withheld do not reduce our total share repurchase authority.

(d) All shares repurchased have been subsequently canceled.

(e) As of October 24, 2015, $50.0 million authorized on August 25, 2015 remained available for repurchases through February 2017.

Item 6. Exhibits.

Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit Number

4.1
Indenture, dated as of September 15, 2015 among Dycom Investments, Inc., Dycom Industries, Inc. and certain subsidiaries of Dycom Industries, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Dycom Industries, Inc.'s Form 8-K filed with the SEC on September 15, 2015).

4.2
Notice of Redemption and Satisfaction and Discharge, dated as of September 15, 2015 among Dycom Investments, Inc., Dycom Industries, Inc. and certain subsidiaries of Dycom Industries, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Dycom Industries, Inc.'s Form 8-K filed with the SEC on September 17, 2015).

10.1
Second Amendment to Credit Agreement, dated as of September 10, 2015, among Dycom Investments, Inc., Dycom Industries, Inc. and certain subsidiaries of Dycom Industries, Inc., as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to Dycom Industries, Inc.'s Form 8-K filed with the SEC on September 10, 2015).

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

101+
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 24, 2015 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	November 24, 2015	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date:	November 24, 2015	/s/ H. Andrew DeFerrari
Name: H. Andrew DeFerrari Title: Senior Vice President and Chief Financial Officer