Form 10-Q
period 2016-01-23
DYCOM INDUSTRIES INC
filed 2016-02-26
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 23, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11780 US Highway 1, Suite 600, Palm Beach Gardens, FL	33408
(Address of principal executive offices)	(Zip Code)

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

There were 32,895,023 shares of common stock with a par value of $0.33 1/3 outstanding at February 23, 2016.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	January 23, 2016	July 25, 2015
	(Dollars in thousands)
ASSETS
Current assets:
Cash and equivalents	$20,166	$21,289
Accounts receivable, net	318,282	315,134
Costs and estimated earnings in excess of billings	302,393	274,730
Inventories	57,916	48,650
Deferred tax assets, net	19,152	20,630
Income tax receivable	29,285	—
Other current assets	19,431	16,199
Total current assets	766,625	696,632

Property and equipment, net	290,536	231,564
Goodwill	281,448	271,653
Intangible assets, net	129,431	120,926
Other	35,501	38,089
Total non-current assets	736,916	662,232
Total assets	$1,503,541	$1,358,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$70,827	$71,834
Current portion of debt	5,625	3,750
Billings in excess of costs and estimated earnings	14,303	16,896
Accrued insurance claims	37,513	35,824
Other accrued liabilities	73,481	98,406
Total current liabilities	201,749	226,710

Long-term debt (including debt premium of $2.8 million at July 25, 2015)	612,455	521,841
Accrued insurance claims	50,994	51,476
Deferred tax liabilities, net non-current	69,593	47,388
Other liabilities	4,546	4,249
Total liabilities	939,337	851,664

COMMITMENTS AND CONTINGENCIES, Note 17

Stockholders' equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 32,892,767 and 33,381,779 issued and outstanding, respectively	10,964	11,127
Additional paid-in capital	82,231	71,004
Accumulated other comprehensive loss	(1,555)	(1,198)
Retained earnings	472,564	426,267
Total stockholders' equity	564,204	507,200
Total liabilities and stockholders' equity	$1,503,541	$1,358,864

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	January 23, 2016	January 24, 2015
	(Dollars in thousands, except share amounts)
REVENUES:
Contract revenues	$559,470	$441,081

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	450,284	355,429
General and administrative (including stock-based compensation expense of $4.2 million and $3.7 million, respectively)	47,020	41,815
Depreciation and amortization	29,898	23,264
Total	527,202	420,508

Interest expense, net	(7,872)	(6,730)
Other income, net	1,072	1,735
Income before income taxes	25,468	15,578

Provision (benefit) for income taxes:
Current	(17,418)	1,309
Deferred	27,413	4,837
Total provision for income taxes	9,995	6,146

Net income	$15,473	$9,432

Earnings per common share:
Basic earnings per common share	$0.47	$0.28

Diluted earnings per common share	$0.46	$0.27

Shares used in computing earnings per common share:
Basic	32,662,942	34,125,829

Diluted	33,520,136	35,127,398

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Six Months Ended
	January 23, 2016	January 24, 2015
	(Dollars in thousands, except share amounts)
REVENUES:
Contract revenues	$1,218,738	$951,470

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	957,263	758,898
General and administrative (including stock-based compensation expense of $8.7 million and $7.6 million, respectively)	98,484	86,511
Depreciation and amortization	57,347	46,193
Total	1,113,094	891,602

Interest expense, net	(17,003)	(13,480)
Loss on debt extinguishment	(16,260)	—
Other income, net	2,542	3,530
Income before income taxes	74,923	49,918

Provision for income taxes:
Current	5,184	18,308
Deferred	23,442	1,371
Total provision for income taxes	28,626	19,679

Net income	$46,297	$30,239

Earnings per common share:
Basic earnings per common share	$1.41	$0.89

Diluted earnings per common share	$1.37	$0.86

Shares used in computing earnings per common share:
Basic	32,767,088	34,067,983

Diluted	33,703,438	35,122,530

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
	(Dollars in thousands)
Net income	$15,473	$9,432	$46,297	$30,239
Foreign currency translation losses, net of tax	(316)	(458)	(357)	(726)
Comprehensive income	$15,157	$8,974	$45,940	$29,513

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	January 23, 2016	January 24, 2015
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$46,297	$30,239
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	57,347	46,193
Deferred income tax provision	23,442	1,371
Stock-based compensation	8,708	7,554
Bad debt expense, net	471	327
Gain on sale of fixed assets	(2,152)	(3,182)
Write-off of deferred financing fees and premium on long-term debt	2,017	—
Amortization of debt discount	5,928	—
Amortization of debt issuance costs and other	1,285	793
Excess tax benefit from share-based awards	(11,323)	(2,426)
Change in operating assets and liabilities:
Accounts receivable, net	7,797	6,955
Costs and estimated earnings in excess of billings, net	(18,221)	20,577
Other current assets and inventory	(9,194)	152
Other assets	(3,827)	(2,926)
Income taxes receivable/payable	(24,438)	(9,120)
Accounts payable	(15,299)	(11,934)
Accrued liabilities, insurance claims, and other liabilities	(22,309)	(1,318)
Net cash provided by operating activities	46,529	83,255

INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	(48,804)	(9,821)
Capital expenditures	(90,878)	(38,772)
Proceeds from sale of assets	2,748	4,039
Changes in restricted cash	(479)	(541)
Net cash used in investing activities	(137,413)	(45,095)

FINANCING ACTIVITIES:
Proceeds from borrowings on senior credit agreement, including term loan	449,000	175,000
Principal payments on senior credit agreement, including term loan	(441,000)	(198,688)
Proceeds from issuance of 0.75% senior convertible notes due 2021	485,000	—
Proceeds from sale of warrants	74,690	—
Purchase of convertible note hedge	(115,818)	—
Principal payments for satisfaction and discharge of 7.125% senior subordinated notes	(277,500)	—
Debt issuance costs	(15,542)	—
Repurchases of common stock	(69,997)	(17,147)
Exercise of stock options	1,751	2,335
Restricted stock tax withholdings	(12,146)	(4,330)
Excess tax benefit from share-based awards	11,323	2,426
Net cash provided by (used in) financing activities	89,761	(40,404)
Net decrease in cash and equivalents	(1,123)	(2,244)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	21,289	20,672

CASH AND EQUIVALENTS AT END OF PERIOD	$20,166	$18,428

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Continued) (Unaudited)

	For the Six Months Ended
	January 23, 2016	January 24, 2015
	(Dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$8,927	$12,769
Cash paid for taxes, net	$30,198	$28,136
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$8,310	$2,577

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

Segment Information – The Company operates in one reportable segment. Its services are provided by its operating segments on a decentralized basis. Each operating segment consists of a subsidiary (or in certain instances, the combination of two or more subsidiaries). Management of the operating segments report to the Company's Chief Operating Officer who reports to the Chief Executive Officer, the chief operating decision maker. All of the Company's operating segments have been aggregated into one reportable segment based on their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. The Company's operating segments provide services throughout the United States and in Canada. Revenues from services provided in Canada were approximately $1.8 million and $4.6 million during the three and six months ended January 23, 2016, respectively, and $3.1 million and $7.8 million during the three and six months ended January 24, 2015, respectively. The Company had no material long-lived assets in Canada as of January 23, 2016 or July 25, 2015.

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

Restricted Cash – As of January 23, 2016 and July 25, 2015, the Company had approximately $5.0 million and $4.5 million, respectively, in restricted cash, which is held as collateral in support of the Company's insurance obligations. Restricted cash is included in other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the condensed consolidated statements of cash flows.

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

Fair Value of Financial Instruments – The Company's financial instruments primarily consist of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable, certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for certain of the Company's outstanding long-term debt, which is based on observable market-based inputs (Level 2). See Note 10, Debt, for further information regarding the fair value of such financial instruments. The Company's cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of January 23, 2016 and July 25, 2015. During the three and six months ended January 23, 2016 and January 24, 2015, the Company had no material nonrecurring fair value measurements of assets or liabilities subsequent to their initial recognition.

Other Assets – As of January 23, 2016 and July 25, 2015, other non-current assets consist of deferred financing costs of $7.6 million and $11.6 million, respectively, insurance recoveries/receivables related to accrued claims of $5.9 million and $8.9 million, respectively, as well as long-term deposits, prepaid discounts, and other non-current assets totaling $18.0 million and $13.6 million, respectively. As of January 23, 2016 and July 25, 2015, other non-current assets also included $4.0 million for an investment in nonvoting senior units of a customer, which is accounted for using the cost method.

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

Recently Adopted Accounting Standards

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 changes the criteria for reporting discontinued operations. In accordance with ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 also requires expanded disclosures about the assets, liabilities, income, and expenses of discontinued operations as well as disclosure of the pre-tax income arising from a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The Company adopted ASU 2014-08 in fiscal 2016 and it did not have a material effect on the Company's consolidated financial statements.

Accounting Standards Not Yet Adopted

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). ASU 2015-16 replaces the requirement for an acquirer in a business combination to retrospectively adjust provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill when measurement period adjustments are identified. The new guidance requires an acquirer to recognize adjustments in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the acquirer must present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. ASU 2015-16 will be effective for the Company in fiscal 2017 and interim reporting periods within that year. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

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

	For the Three Months Ended		For the Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
	(Dollars in thousands, except share amounts)
Net income available to common stockholders (numerator)	$15,473	$9,432	$46,297	$30,239

Weighted-average number of common shares (denominator)	32,662,942	34,125,829	32,767,088	34,067,983

Basic earnings per common share	$0.47	$0.28	$1.41	$0.89

Weighted-average number of common shares	32,662,942	34,125,829	32,767,088	34,067,983
Potential shares of common stock arising from stock options, and unvested restricted share units	857,194	1,001,569	936,350	1,054,547
Total shares-diluted (denominator)	33,520,136	35,127,398	33,703,438	35,122,530

Diluted earnings per common share	$0.46	$0.27	$1.37	$0.86

The weighted-average number of common shares outstanding used in the computation of diluted earnings per common share does not include the effect of the following instruments because their inclusion would have been anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Stock-based awards	63,357	283,380	61,481	445,254
0.75% senior convertible notes due 2021*	5,005,734	—	5,005,734	—
Warrants*	5,005,734	—	5,005,734	—
Total anti-dilutive weighted shares excluded from the calculation of earnings per common share	10,074,825	283,380	10,072,949	445,254

*See Note 10, Debt, for additional information related to the Company's senior convertible notes and warrant transactions.

Under the treasury stock method, the senior convertible notes will have a dilutive impact on earnings per common share if the Company's average stock price for the period exceeds the conversion price for the senior convertible notes of $96.89 per share. The warrants will have a dilutive impact on earnings per common share if the Company's average stock price for the period exceeds the warrant strike price of $130.43 per share. As the Company's average stock price for the three and six months ended January 23, 2016 was below the conversion price for the senior convertible notes and warrants, the underlying common shares were anti-dilutive as reflected above.

In connection with the offering of the senior convertible notes, the Company entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the notes and offsetting any potential cash payments in excess of the principal amount of the notes. Prior to conversion, the convertible note hedge is not included for purposes of the calculation of earnings per common share as its effect would be anti-dilutive. Upon conversion, the convertible note hedge is expected to offset the dilutive effect of the senior convertible notes when the stock price is above $96.89 per share. See Note 10, Debt, for additional information related to the Company's convertible note hedge.

3. Acquisitions

Fiscal 2016 - On August 7, 2015, the Company acquired TelCom Construction, Inc. and an affiliate (together, "TelCom"). The purchase price was $48.8 million paid in cash. TelCom, based in Clearwater, Minnesota, provides construction and maintenance services for telecommunications providers throughout the United States. This acquisition expands the Company's geographical presence within its existing customer base. The purchase price allocation of TelCom is preliminary and will be completed during fiscal 2016 when valuations are finalized for intangible assets and other amounts.

The preliminary purchase price allocation of TelCom is as follows (dollars in millions):

Assets
Accounts receivable	$11.5
Costs and estimated earnings in excess of billings	11.8
Inventories and other current assets	6.1
Property and equipment	10.8
Goodwill	9.7
Intangibles - customer relationships	16.2
Intangibles - trade names and non-compete	1.8
Total assets	67.9

Liabilities
Accounts payable	10.0
Accrued and other liabilities	9.1
Total liabilities	19.1

Net Assets Acquired	$48.8

Fiscal 2015 - During the first quarter of fiscal 2015, the Company acquired Hewitt Power & Communications, Inc. ("Hewitt") for $8.0 million, net of cash acquired. Hewitt provides specialty contracting services primarily for telecommunications providers in the Southeastern United States. During the second quarter of fiscal 2015, the Company acquired the assets of two cable installation contractors for an aggregate purchase price of $1.5 million. During the fourth quarter of fiscal 2015, the Company acquired Moll's Utility Services, LLC ("Moll's") for $6.5 million, net of cash acquired. Moll's provides specialty contracting services primarily for utilities in the Midwest United States. The Company also acquired the assets of Venture Communications Group, LLC ("Venture") for $15.6 million during the fourth quarter of fiscal 2015. Venture provides specialty contracting services primarily for telecommunications providers in the Midwest and Southeastern United States. Purchase price allocations of businesses acquired during the fourth quarter of fiscal 2015 are preliminary and will be completed during fiscal 2016 when valuations are finalized for intangible assets and other amounts.

The results of these acquisitions are included in the condensed consolidated financial statements from their respective dates of acquisition. The results from businesses acquired during fiscal 2016 and fiscal 2015 were not considered material to the Company's condensed consolidated financial statements, individually or in the aggregate.

4. Accounts Receivable

Accounts receivable consisted of the following:

	January 23, 2016	July 25, 2015
	(Dollars in thousands)
Contract billings	$291,895	$292,029
Retainage	28,038	24,321
Total	319,933	316,350
Less: allowance for doubtful accounts	(1,651)	(1,216)
Accounts receivable, net	$318,282	$315,134

The Company grants credit under normal payment terms, generally without collateral, to its customers. The Company expects to collect the outstanding balance of accounts receivable, net (including retainage) within the next twelve months. The increase in retainage during fiscal 2016 resulted primarily from the increase in work performed on certain ongoing contracts with standard retainage provisions. The Company maintains an allowance for doubtful accounts for estimated losses on uncollected balances. During the three and six months ended January 23, 2016 and January 24, 2015, write-offs to the allowance for doubtful accounts, net of recoveries, were not material. As of January 23, 2016, there were no material accounts receivable amounts representing claims or other similar items subject to uncertainty.

5. Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings ("CIEB") include revenue for services from contracts based both on the units-of-delivery and the cost-to-cost measures of the percentage of completion method. Amounts consisted of the following:

	January 23, 2016	July 25, 2015
	(Dollars in thousands)
Costs incurred on contracts in progress	$281,479	$240,077
Estimated to date earnings	74,757	72,446
Total costs and estimated earnings	356,236	312,523
Less: billings to date	(68,146)	(54,689)
	$288,090	$257,834
Included in the accompanying condensed consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$302,393	$274,730
Billings in excess of costs and estimated earnings	(14,303)	(16,896)
	$288,090	$257,834

As of January 23, 2016, the Company expects that substantially all of its CIEB will be billed to customers and collected in the normal course of business within the next twelve months. Additionally, there were no material CIEB amounts representing claims or other similar items subject to uncertainty as of January 23, 2016 or July 25, 2015.

6. Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Lives	January 23, 2016	July 25, 2015
	(Years)	(Dollars in thousands)
Land	—	$3,475	$3,475
Buildings	10-35	11,969	11,944
Leasehold improvements	1-10	12,859	8,491
Vehicles	1-5	366,242	316,979
Computer hardware and software	1-7	92,411	80,091
Office furniture and equipment	1-7	9,907	8,183
Equipment and machinery	1-10	225,088	194,943
Total		721,951	624,106
Less: accumulated depreciation		(431,415)	(392,542)
Property and equipment, net		$290,536	$231,564

Depreciation expense was $25.2 million and $19.1 million for the three months ended January 23, 2016 and January 24, 2015, respectively, and $47.9 million and $38.0 million for the six months ended January 23, 2016 and January 24, 2015, respectively.

7. Goodwill and Intangible Assets

Goodwill

The Company's goodwill balance was $281.4 million and $271.7 million as of January 23, 2016 and July 25, 2015, respectively. The increase in goodwill during fiscal 2016 was primarily from the acquisition of TelCom. Changes in the carrying amount of goodwill for fiscal 2016 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
	(Dollars in thousands)
Balance as of July 25, 2015	$467,420	$(195,767)	$271,653
Purchase price allocation adjustments	101	—	101
Goodwill from fiscal 2016 acquisitions	9,694	—	9,694
Balance as of January 23, 2016	$477,215	$(195,767)	$281,448

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

As a result of the fiscal 2015 annual impairment analysis, the Company concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit. As of January 23, 2016, the Company believes goodwill is recoverable for all of the reporting units; however, there can be no assurances that goodwill will not be impaired in future periods.

Intangible Assets

The Company's intangible assets consisted of the following:

	Weighted Average Remaining Useful Lives	January 23, 2016	July 25, 2015
	(Years)	(Dollars in thousands)
Gross carrying amount:
Customer relationships	11.6	$211,575	$195,375
Contract backlog	0.9	4,780	8,076
Trade names	7.0	9,800	8,200
UtiliQuest trade name	—	4,700	4,700
Non-compete agreements	2.9	685	635
		231,540	216,986
Accumulated amortization:
Customer relationships		92,079	83,772
Contract backlog		4,472	7,381
Trade names		5,337	4,650
Non-compete agreements		221	257
		102,109	96,060
Net Intangible Assets		$129,431	$120,926

During the six months ended January 23, 2016, the gross carrying amount of intangible assets for customer relationships, trade names, and non-compete agreements increased $16.2 million, $1.6 million, and $0.2 million, respectively, as a result of the preliminary allocation of the purchase price of TelCom. During the second quarter of fiscal 2016, certain contract backlog intangible assets and non-compete agreements intangible assets became fully amortized. As a result, the gross carrying amount and the associated accumulated amortization decreased $3.4 million. This decrease had no effect on the net carrying value of intangible assets as of January 23, 2016.

Amortization of the Company's customer relationship intangibles and contract backlog intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization for the Company's other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $4.7 million and $4.1 million for the three months ended January 23, 2016 and January 24, 2015, respectively, and $9.5 million and $8.2 million for the six months ended January 23, 2016 and January 24, 2015, respectively.

Estimated total amortization expense for existing finite-lived intangible assets for the remainder of fiscal 2016 and each of the five succeeding fiscal years and thereafter is as follows:

Period	Amount
(Dollars in thousands)
Six months ending July 30, 2016	$9,422
2017	17,419
2018	15,125
2019	12,771
2020	11,861
2021	10,333
Thereafter	47,800
Total	$124,731

As of January 23, 2016, the Company believes that the carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

8. Accrued Insurance Claims

For claims within the Company's insurance program, it retains the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers' compensation, and employee group health. With regard to losses occurring in fiscal 2016, the Company retains the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability, and workers' compensation. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers' compensation insurance in two states in which the Company participates in state-sponsored insurance funds. Aggregate stop-loss coverage for automobile liability, general liability, and workers' compensation claims is $84.6 million for fiscal 2016.

The Company is party to a stop-loss agreement for losses under its employee group health plan. For calendar year 2015, the Company retained the risk of loss up to the first $250,000 of claims per participant as well as an annual aggregate amount. With regard to losses occurring in calendar year 2016, the Company retains the risk of loss, on an annual basis, up to the first $400,000 of claims per participant as well as an annual aggregate amount.

The liability for total accrued insurance claims and related processing costs was $88.5 million and $87.3 million as of January 23, 2016 and July 25, 2015, respectively, of which $51.0 million and $51.5 million, respectively, was long-term and reflected in non-current liabilities in the condensed consolidated financial statements. Insurance recoveries/receivables related to accrued claims as of January 23, 2016 and July 25, 2015 were $5.9 million and $9.5 million, respectively, of which $5.9 million and $8.9 million, respectively, was included in non-current other assets, and $0.6 million was included in other current assets as of July 25, 2015.

9. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	January 23, 2016	July 25, 2015
	(Dollars in thousands)
Accrued payroll and related taxes	$16,905	$18,673
Accrued employee benefit and incentive plan costs	19,000	29,528
Accrued construction costs	22,232	26,395
Income tax payable	311	8,916
Other current liabilities	15,033	14,894
Total other accrued liabilities	$73,481	$98,406

10. Debt

The Company's outstanding indebtedness consisted of the following:

	January 23, 2016	July 25, 2015
	(Dollars in thousands)
Credit Agreement - Revolving facility (matures April 2020)	$103,250	$95,250
Credit Agreement - Term Loan (matures April 2020)	150,000	150,000
0.75% senior convertible notes, net (matures September 2021)	364,830	—
7.125% senior subordinated notes	—	277,500
Long-term debt premium on 7.125% senior subordinated notes	—	2,841
	618,080	525,591
Less: current portion	(5,625)	(3,750)
Long-term debt	$612,455	$521,841

Senior Credit Agreement

The Company and certain of its subsidiaries are party to a credit agreement with various lenders named therein (the "Credit Agreement"), dated as of December 3, 2012 (as amended as of April 24, 2015 and September 9, 2015), that matures on April 24, 2020. The Credit Agreement provides for a $450 million revolving facility and $150 million term loan facility and contains a sublimit for the issuance of letters of credit of $200 million. Subject to certain conditions, the Credit Agreement provides the Company the ability to enter into one or more incremental facilities, up to the greater of (i) $150 million and (ii) an amount such that, after giving effect to such incremental facility on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured leverage ratio is the ratio of the Company's consolidated senior secured indebtedness to its trailing twelve month consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA"), as defined by the Credit Agreement. The incremental facilities can be in the form of revolving commitments under the Credit Agreement and/or in the form of term loans. Payments under the Credit Agreement are guaranteed by substantially all of the Company's subsidiaries and secured by the equity interests of certain of the Company's wholly-owned subsidiaries.

Borrowings under the Credit Agreement bear interest at rates described below based upon the Company's consolidated leverage ratio, which is the ratio of the Company's consolidated total funded debt to its trailing twelve month consolidated EBITDA, as defined by the Credit Agreement. In addition, the Company incurs certain fees for unused balances and letters of credit at the rates described below, also based upon the Company’s consolidated leverage ratio.

Borrowings - Eurodollar Rate Loans	1.25% - 2.00% plus LIBOR
Borrowings - Base Rate Loans	0.25% - 1.00% plus administrative agent's base rate*
Unused Revolver Commitment	0.25% - 0.40%
Standby Letters of Credit	1.25% - 2.00%
Commercial Letters of Credit	0.625% - 1.00%

*The agent's base rate is described in the Credit Agreement as the highest of (i) the administrative agent's prime rate, (ii) the Federal Funds Rate plus 0.50%, and (iii) the Eurodollar rate plus 1.00%, plus an applicable margin.

Standby letters of credit of approximately $57.7 million and $54.4 million, issued as part of the Company's insurance program, were outstanding under the Credit Agreement as of January 23, 2016 and July 25, 2015, respectively. The weighted average interest rates and fees for balances under the Credit Agreement as of January 23, 2016 and July 25, 2015 were as follows:

	Weighted Average Rate End of Period
	January 23, 2016	July 25, 2015
Borrowings - Term Loan	2.42%	1.94%
Borrowings - Revolving facility	2.66%	2.02%
Standby Letters of Credit	2.00%	1.75%
Unused Revolver	0.40%	0.35%

The Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter. It provides for certain increases to this ratio in connection with permitted acquisitions on the terms and conditions specified in the Credit Agreement. In addition, the Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated interest coverage ratio, which is the ratio of the Company's trailing twelve month consolidated EBITDA to its consolidated interest expense, as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At January 23, 2016 and July 25, 2015, the Company was in compliance with the financial covenants of the Credit Agreement and had additional borrowing availability of $289.1 million and $300.3 million, respectively, as determined by the most restrictive covenants.

0.75% Convertible Senior Notes Due 2021

On September 15, 2015, the Company issued $485 million principal amount of 0.75% senior convertible notes due September 2021 (the "Notes") in a private placement. The Company received net proceeds of approximately $471.7 million after deducting the initial purchasers' discount of approximately $13.3 million. The Company used approximately $60.0 million of the net proceeds to repurchase 805,000 shares of its common stock from the initial purchasers of the Notes in privately negotiated transactions. In addition, the Company used approximately $296.6 million of the net proceeds to fund the redemption of all of its 7.125% senior subordinated notes and approximately $41.1 million for the net cost of convertible note hedge transactions and warrant transactions as further described below. The remainder of the proceeds of approximately $73.9 million is intended for general corporate purposes.

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

Each $1,000 of principal of the Notes is convertible into 10.3211 shares of the Company's common stock, which is equivalent to an initial conversion price of approximately $96.89 per share. The conversion rate is subject to adjustment in certain circumstances, including in connection with specified fundamental changes (as defined in the indenture). In addition, holders of the Notes have the right to require the Company to repurchase all or a portion of their notes on the occurrence of a fundamental change at a price of 100% of their principal amount plus accrued and unpaid interest.

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

In accordance with ASC Topic 470, Debt ("ASC Topic 470"), certain convertible debt instruments that may be settled in cash upon conversion are required to be separately accounted for as liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature using an indicative market interest rate ("Comparable Yield") as of the date of issuance. The difference between the principal amount of the notes and the carrying amount represents a debt discount. The debt discount is amortized to interest expense using the Comparable Yield (5.5% with respect to the Notes) using the effective interest rate method over the term of the notes. The Company incurred $4.1 million and $5.9 million of interest expense during the three and six months ended January 23, 2016, respectively, for the non-cash amortization of the debt discount. The equity component represents the difference between the principal amount of the Notes and the debt discount, both measured at issuance. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

The Notes consist of the following components:

January 23, 2016
(Dollars in thousands)
Liability component
Principal amount of 0.75% senior convertible notes due September 2021	$485,000
Less: Debt discount	(110,460)
Less: Debt issuance costs attributable to the liability component(1)	(9,710)
Net carrying amount of Notes	$364,830
Equity Component(2)	$112,554

(1) Issuance costs of approximately $15.1 million related to the Notes included the initial purchasers' discount of approximately $13.3 million and approximately $1.8 million paid to third parties. Approximately $10.1 million of issuance costs paid to the initial purchasers of the Notes was allocated to the liability component and recorded as a contra-liability, presented net against the carrying amount of the Notes on the Company's condensed consolidated balance sheet, of which $9.7 million remains unamortized as of January 23, 2016. Approximately $1.3 million of issuance costs paid to third parties was allocated to the liability component and recorded as deferred costs within other assets in the Company's condensed consolidated balance sheets. Debt issuance costs attributable to the liability component are amortized to interest expense on the effective interest rate method over the term of the Notes. During the three and six months ended January 23, 2016, the Company recorded $0.4 million and $0.5 million, respectively, related to the amortization of debt issuance costs of the Notes.

(2) Approximately $3.6 million of issuance costs paid to the initial purchasers of the Notes and third parties was allocated to the equity component and recorded net against the equity component in stockholders' equity on the condensed consolidated balance sheets.

The Company determined that the fair value of the Notes as of January 23, 2016 was approximately $352.4 million, based on quoted market prices (level 2), compared to a $364.8 million net carrying amount. The fair value and net carrying amount are both reflected net of the debt discount of $110.5 million and debt issuance costs attributable to the liability component of $9.7 million as of January 23, 2016.

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

Upon settlement of the conversion premium of the Notes, convertible note hedge, and warrants, the resulting dilutive impact of these transactions, if any, would be the number of shares necessary to settle the value of the warrant transactions above $130.43 per share. The net amounts incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets during the first quarter of fiscal 2016 and are not expected to be remeasured in subsequent reporting periods.

The Company recorded a deferred tax liability of $43.4 million in connection with the debt discount associated with the Notes and recorded a deferred tax asset of $43.2 million in connection with the convertible note hedge transactions. Both the deferred tax liability and deferred tax assets are included in non-current deferred tax liabilities on the condensed consolidated balance sheets as of January 23, 2016.

7.125% Senior Subordinated Notes - Loss on Debt Extinguishment

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

In connection with the redemption of the 7.125% Notes, the Company incurred a pre-tax charge for early extinguishment of debt of approximately $16.3 million during the first quarter of fiscal 2016. This charge is comprised of approximately: (i) $4.9 million for the present value of the interest payments for the period from the Redemption Date through January 15, 2016, (ii) $6.5 million for the excess of the present value of the redemption price over the carrying value of the 7.125% Notes, and (iii) $4.9 million for the write-off of deferred financing charges related to the fees incurred on the 7.125% Notes issuance.

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

The Company is subject to federal income taxes in the United States, the income taxes of multiple state jurisdictions and in Canada. There were immaterial amounts of pre-tax income related to Canadian operations for the three and six months ended January 23, 2016 and January 24, 2015. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian income tax examinations for fiscal years ended 2011 and prior. The Company believes its provision for income taxes is adequate; however, any assessment would affect the Company's results of operations and cash flows. Income tax receivable was $29.3 million and $2.1 million as of January 23, 2016 and July 25, 2015, respectively. The $2.1 million income tax receivable as of July 25, 2015 was included in other current assets. The increase in income tax receivable and related increase in deferred tax liabilities, net non-current, was primarily related to the extension of bonus depreciation pursuant to the Protecting Americans from Tax Hikes Act of December 2015. Income tax payable was $0.3 million and $8.9 million as of January 23, 2016 and July 25, 2015, respectively, and was included in other accrued liabilities.

As of both January 23, 2016 and July 25, 2015, the Company had total unrecognized tax benefits of $2.3 million, resulting from uncertain tax positions. The Company's effective tax rate will be reduced during future periods if it is determined these tax benefits are realizable. The Company had approximately $1.0 million and $0.9 million accrued for the payment of interest and penalties as of January 23, 2016 and July 25, 2015, respectively. Interest expense related to unrecognized tax benefits for the Company was immaterial.

12. Other Income, Net

The components of other income, net, were as follows:

	For the Three Months Ended		For the Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
	(Dollars in thousands)
Gain on sale of fixed assets	$1,016	$1,659	$2,152	$3,182
Miscellaneous income, net	56	76	390	348
Total other income, net	$1,072	$1,735	$2,542	$3,530

13. Capital Stock

Repurchases of Common Stock - The Company made the following share repurchases during fiscal 2015 and fiscal 2016:

Period	Number of Shares Repurchased	Total Consideration (Dollars in thousands)	Average Price Per Share
Fiscal 2015	1,669,924	$87,146	$52.19
Six months ended January 23, 2016	954,224	$69,997	$73.35

Shares repurchased during the six months ended January 23, 2016 includes shares repurchased in connection with the Notes offering in September 2015. The Company used approximately $60.0 million of the net proceeds from the Notes to repurchase 805,000 shares of its common stock from the initial purchasers of the Notes in privately negotiated transactions at a price of $74.53 per share, the closing price of Dycom's common stock on September 9, 2015. All shares repurchased have been canceled. On August 25, 2015, the Company announced that its Board of Directors authorized an additional $50.0 million to repurchase shares of the Company's outstanding common stock through February 2017 in open market or private transactions. As of January 23, 2016, $50.0 million remained available for share repurchases under this authorization. On February 23, 2016, the Company announced that its Board of Directors authorized an additional $50 million to repurchase shares of the Company's outstanding common stock through August 2017 in open market or private transactions. In connection with this authorization, the Company’s Board of Directors also extended for an additional six months the previous eighteen month term of its $50 million share repurchase program authorized on August 25, 2015. As of February 25, 2016, the Company now has up to $100 million authorized for repurchases of the Company’s common stock through August 2017, the entirety of which remained available for repurchase as of February 25, 2016.

Restricted Stock Tax Withholdings - During the six months ended January 23, 2016 and January 24, 2015, the Company withheld 156,362 shares and 138,535 shares, respectively, totaling $12.1 million and $4.3 million, respectively, to meet payroll tax withholdings obligations arising from the vesting of restricted share units. All shares withheld have been canceled. Shares withheld for tax withholdings do not reduce the Company's total share repurchase authority.

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

Stock-based compensation expense and the related tax benefit recognized related to stock options and restricted share units during the three and six months ended January 23, 2016 and January 24, 2015 were as follows:

	For the Three Months Ended		For the Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
	(Dollars in thousands)
Stock-based compensation	$4,200	$3,664	$8,708	$7,554
Tax benefit recognized in the statement of operations	$1,613	$1,508	$3,342	$2,973

As of January 23, 2016, the Company had total unrecognized compensation expense of $34.2 million related to stock options, time-based restricted share units ("RSUs") and target Performance RSUs (based on the Company's estimate of performance goal achievement) of $3.8 million, $9.9 million, and $20.5 million, respectively. This expense will be recognized over a weighted-average period of 2.9 years, 2.9 years, and 1.7 years, respectively, based on the average remaining service periods for the awards. As of January 23, 2016, the Company may recognize an additional $6.9 million in compensation expense in future periods if the maximum amount of Performance RSUs is earned based on certain performance goals being met.

Stock Options

The following table summarizes stock option award activity during the six months ended January 23, 2016:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of July 25, 2015	915,323	$16.86
Granted	35,863	$78.20
Options exercised	(139,481)	$12.55
Canceled	(800)	$13.88
Outstanding as of January 23, 2016	810,905	$20.32

Exercisable options as of January 23, 2016	627,133	$15.39

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the six months ended January 23, 2016:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price
Outstanding as of July 25, 2015	322,008	$24.46	945,540	$26.46
Granted	82,043	$73.25	238,209	$77.86
Share units vested	(122,154)	$23.55	(361,998)	$25.28
Forfeited or canceled	(9,960)	$21.16	(181,426)	$21.76
Outstanding as of January 23, 2016	271,937	$39.72	640,325	$47.58

The total amount of granted Performance RSUs presented above consists of 170,304 target shares granted to officers and employees and 67,905 supplemental shares granted to officers of the Company and its subsidiaries. During fiscal 2016, the Company canceled approximately 169,790 supplemental shares of Performance RSUs outstanding as of July 25, 2015, as a result of fiscal 2015 performance criteria for attaining supplemental shares not being met. The total amount of Performance RSUs outstanding as of January 23, 2016 consists of 513,973 target shares and 126,352 supplemental shares.

15. Related Party Transactions

The Company leases certain administrative offices and equipment as well as pays for certain subcontracting services and materials from officers of its subsidiaries and entities related to officers of its subsidiaries. Expenses under these arrangements for the three and six months ended January 23, 2016 and January 24, 2015 were as follows:

	For the Three Months Ended		For the Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
	(Dollars in thousands)
Real property and equipment leases	$688	$769	$1,438	$1,296
Subcontractors and materials expense	$760	$686	$1,851	$1,189

16. Concentration of Credit Risk

The Company's customer base is highly concentrated, with its top five customers accounting for approximately 66.7% and 59.8% of its total contract revenues during the six months ended January 23, 2016 and January 24, 2015, respectively. Customers whose contract revenues exceeded 10% of total contract revenue during the three or six months ended January 23, 2016 or January 24, 2015 were as follows:

	For the Three Months Ended		For the Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
AT&T Inc.	22.4%	22.0%	20.6%	21.6%
CenturyLink, Inc.	14.9%	14.0%	15.3%	13.5%
Comcast Corporation	13.5%	13.1%	12.7%	12.9%
Verizon Communications Inc.	11.9%	6.3%	10.7%	6.9%

Certain customers represented 10% or more of combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings, net ("CIEB, net") as of January 23, 2016 or July 25, 2015. AT&T Inc. represented $117.1 million, or 19.3% of combined amounts of trade receivables and CIEB, net as of January 23, 2016 and $101.7 million, or 17.7% as of July 25, 2015. CenturyLink, Inc. represented $77.9 million, or 12.8% of combined amounts of trade receivables and CIEB, net as of January 23, 2016 and $80.1 million, or 14.0% as of July 25, 2015. Another customer represented $80.9 million, or 13.3% of combined amounts of trade receivables and CIEB, net as of January 23, 2016 and $64.5 million, or 11.2% as of July 25, 2015. Comcast Corporation represented $70.1 million, or 11.5% of combined amounts of trade receivables and CIEB, net as of January 23, 2016 and $63.0 million, or 11.0% as of July 25, 2015. Verizon Communications Inc. represented $65.2 million, or 10.7% of combined amounts of trade receivables and CIEB, net as of January 23, 2016 and $50.8 million, or 8.9% as of July 25, 2015. Additionally, Windstream Corporation represented $64.0 million, or 10.5% of combined amounts of trade receivables and CIEB, net as of January 23, 2016 and $47.8 million, or 8.3% as of July 25, 2015.

The Company believes that none of its significant customers were experiencing financial difficulties that would materially impact the collectability of the Company's trade accounts receivable and costs in excess of billings as of January 23, 2016. See Note 4, Accounts Receivable, and Note 5, Costs and Estimated Earnings in Excess of Billings, for additional information regarding the Company's trade accounts receivable and costs and estimated earnings in excess of billings.

17. Commitments and Contingencies

In May 2013, CertusView Technologies, LLC ("CertusView"), a wholly-owned subsidiary of the Company, filed suit against S & N Communications, Inc. and S & N Locating Services, LLC in the United States District Court for the Eastern District of Virginia alleging infringement of certain United States patents. In January 2015, the District Court granted defendants' motion for judgment on the pleadings for failure to claim patent-eligible subject matter, and entered final judgment on those claims the same day. CertusView filed a Notice of Appeal in February 2015 with the Court of Appeals for the Federal Circuit. In May 2015, the District Court re-opened the case to allow defendants to proceed with inequitable conduct counterclaims. In July 2015, the Court of Appeals dismissed the appeal in that court pending resolution of proceedings in the District Court. A bench trial in the District Court on the inequitable conduct counterclaims whereby defendants are seeking additional grounds to find the patents unenforceable has been scheduled for March 2016. An unfavorable outcome for the inequitable conduct counterclaims may result in an award of attorneys' fees, costs, and expenses. It is too early to evaluate the likelihood of an outcome to this matter. The Company believes the claims to be without merit and intends to vigorously defend itself against the remaining counterclaims and appeal the District Court's ruling with respect to the patent-eligible subject matter.

From time to time, the Company is party to various other claims and legal proceedings. It is the opinion of management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on its financial statements.

For claims within the Company's insurance program, it retains the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers' compensation, and employee group health. The Company has established reserves that it believes to be adequate based on current evaluations and experience with these types of claims. For these claims, the effect on the Company's financial statements is generally limited to the amount needed to satisfy insurance deductibles or retentions.

Commitments

Performance Bonds and Guarantees - The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of January 23, 2016 and July 25, 2015, the Company had $254.6 million and $294.9 million of outstanding performance and other surety contract bonds, respectively.

The Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit - The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize the Company's obligations to its insurance carriers in connection with the settlement of potential claims. As of January 23, 2016 and July 25, 2015, the Company had $57.7 million and $54.4 million, respectively, of outstanding standby letters of credit issued under the Credit Agreement.

18. Subsequent Events

On February 23, 2016, the Company announced that its Board of Directors authorized an additional $50 million to repurchase shares of the Company's outstanding common stock through August 2017 in open market or private transactions, including through accelerated share repurchase agreements with one or more counterparties from time to time. In connection with this authorization, the Company’s Board of Directors also extended for an additional six months the previous eighteen month term of its $50 million share repurchase program authorized on August 25, 2015. The exact timing and amount of repurchases will depend on market conditions and other factors. As of February 25, 2016, the Company now has up to $100 million authorized for repurchases of the Company’s common stock through August 2017, the entirety of which remained available for repurchase as of February 25, 2016.

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

Opportunities exist to improve rural networks as a result of Phase II of the Connect America Fund. This six-year program, administered by the Federal Communications Commission (the "FCC"), will provide $1.676 billion in funding per year to price cap carriers and others to expand and support broadband deployments in rural areas. In aggregate, our current customers, including four of our top ten customers, have accepted over $1.496 billion in funding per year under this program. We expect this program to contribute to demand for services in our industry.

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

The cyclical nature of the industry we serve may affect demand for our services. The capital expenditure and maintenance budgets of our customers, and the related timing of approvals and seasonal spending patterns, influence our revenues and results of operations. The business demands of our customers and the demands of their consumers, the introduction of new communication technologies, the physical maintenance needs of customer infrastructure, the actions of our government and the FCC, and overall economic conditions may affect the capital expenditures and maintenance budgets of our telecommunications customers. Changes in our mix of customers, contracts, and business activities, as well as changes in the general level of construction activity also drive variations in revenues and results of operations.

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable television multiple system operators, wireless carriers, telecommunication equipment and infrastructure providers, and electric and gas utilities. Our customer base is highly concentrated, with our top five customers accounting for approximately 66.7% and 59.8% of our total revenues for the six months ended January 23, 2016 and January 24, 2015, respectively. The following reflects the percentage of total revenue from customers who contributed at least 2.5% to our total revenue during the three or six months ended January 23, 2016 or January 24, 2015:

	For the Three Months Ended		For the Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
AT&T Inc.	22.4%	22.0%	20.6%	21.6%
CenturyLink, Inc.	14.9%	14.0%	15.3%	13.5%
Comcast Corporation	13.5%	13.1%	12.7%	12.9%
Verizon Communications Inc.	11.9%	6.3%	10.7%	6.9%
Windstream Corporation	5.5%	4.8%	6.0%	4.5%
Time Warner Cable Inc.	4.2%	5.0%	4.5%	4.9%
Charter Communications, Inc.	2.1%	3.4%	2.3%	3.6%
Corning Incorporated	0.5%	2.9%	0.8%	2.2%

In addition, another customer contributed 6.3% and 2.1% to our total revenue during the three months ended January 23, 2016 and January 24, 2015, respectively, and 7.5% and 3.6% during the six months ended January 23, 2016 and January 24, 2015, respectively.

We generally have multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often a number of exceptions, including the customer's ability to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer's own employees, and the use of other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, we occasionally are able to extend a portion of these agreements through negotiations. Revenues from multi-year master service agreements were approximately 63.4% and 67.6% of total contract revenues during the three months ended January 23, 2016 and January 24, 2015, respectively, and 62.1% and 67.4% during the six months ended January 23, 2016 and January 24, 2015, respectively.

We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms generally three to four months in duration) and often include customary retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion. Revenues from long-term contracts for specific projects were 18.5% and 9.8% as a percentage of total contract revenues during the three months ended January 23, 2016 and January 24, 2015, respectively, and 17.6% and 11.5% during the six months ended January 23, 2016 and January 24, 2015, respectively.

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

Fiscal 2016 - On August 7, 2015, we acquired TelCom Construction, Inc. and an affiliate (together, "TelCom"). The purchase price was $48.8 million paid in cash. TelCom, based in Clearwater, Minnesota, provides construction and maintenance services for telecommunications providers throughout the United States. This acquisition expands our geographical presence within our existing customer base.

Fiscal 2015 - During the first quarter of fiscal 2015, we acquired Hewitt Power & Communications, Inc. ("Hewitt") for $8.0 million, net of cash acquired. Hewitt provides specialty contracting services primarily for telecommunications providers in the Southeastern United States. During the second quarter of fiscal 2015, we acquired the assets of two cable installation contractors for an aggregate purchase price of $1.5 million. During the fourth quarter of fiscal 2015, we acquired Moll's Utility Services, LLC ("Moll's") for $6.5 million, net of cash acquired. Moll's provides specialty contracting services primarily for utilities in the Midwest United States. We also acquired the assets of Venture Communications Group, LLC ("Venture") for $15.6 million during the fourth quarter of fiscal 2015. Venture provides specialty contracting services primarily for telecommunications providers in the Midwest and Southeastern United States.

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

Revenues. We recognize revenues under the percentage of completion method of accounting using the units-of-delivery or cost-to-cost measures. We perform a majority of our services under master service agreements and other agreements that contain customer-specified service requirements, such as discrete pricing for individual tasks. Revenue is recognized under these arrangements based on units-of-delivery and revenue is recognized as each unit is completed. Revenues from contracts using the cost-to-cost measures of completion are recognized based on the ratio of contract costs incurred to date to total estimated contract costs and represented less than 10% of our contract revenues during the six months ended January 23, 2016 and January 24, 2015. There were no material amounts of unapproved change orders or claims recognized during the six months ended January 23, 2016 or January 24, 2015. The current asset "Costs and estimated earnings in excess of billings" represents revenues recognized in excess of amounts billed. The current liability "Billings in excess of costs and estimated earnings" represents billings in excess of revenues recognized.

Cost of Earned Revenues. Cost of earned revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by independent subcontractors, operation of capital equipment (excluding depreciation), direct materials, insurance costs, and other direct costs. For claims within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers' compensation, and employee group health.

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

Interest Expense, Net. Interest expense, net, consists of interest incurred on outstanding variable rate and fixed rate debt and certain other obligations. Interest expense also includes non-cash amortization of our senior convertible notes debt discount and amortization of debt issuance costs. See Note 10, Debt, in the Notes to the Condensed Consolidated Financial Statements for information on the non-cash amortization of the debt discount and debt issuance costs.

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

	For the Three Months Ended				For the Six Months Ended
	January 23, 2016		January 24, 2015		January 23, 2016		January 24, 2015
	(Dollars in millions)
Revenues	$559.5	100.0%	$441.1	100.0%	$1,218.7	100.0%	$951.5	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	450.3	80.5	355.4	80.6	957.3	78.5	758.9	79.8
General and administrative	47.0	8.4	41.8	9.5	98.5	8.1	86.5	9.1
Depreciation and amortization	29.9	5.3	23.3	5.3	57.3	4.7	46.2	4.9
Total	527.2	94.2	420.5	95.3	1,113.1	91.3	891.6	93.7
Interest expense, net	(7.9)	(1.4)	(6.7)	(1.5)	(17.0)	(1.4)	(13.5)	(1.4)
Loss on debt extinguishment	—	—	—	—	(16.3)	(1.3)	—	—
Other income, net	1.1	0.2	1.7	0.4	2.5	0.2	3.5	0.4
Income before income taxes	25.5	4.6	15.6	3.5	74.9	6.1	49.9	5.2
Provision for income taxes	10.0	1.8	6.1	1.4	28.6	2.3	19.7	2.1
Net income	$15.5	2.8%	$9.4	2.1%	$46.3	3.8%	$30.2	3.2%

Our fiscal year ends on the last Saturday in July. As a result, each fiscal year consists of either fifty-two weeks or fifty-three weeks of operations (with an additional week of operations occurring in the fourth quarter). Fiscal 2015 contained fifty-two weeks and fiscal 2016 will contain fifty-three weeks of operations.

Revenues. Revenues increased to $559.5 million during the three months ended January 23, 2016 from $441.1 million during the three months ended January 24, 2015. Revenues increased in the current period primarily from services for customers deploying 1 gigabit networks, new awards with significant customers, and revenues generated by businesses acquired in fiscal 2016 and the fourth quarter of fiscal 2015.

During the three months ended January 23, 2016 total revenues of $32.9 million were generated by businesses that were not owned for the entire period in both the current and prior year quarter. Excluding this amount, revenues increased by approximately $85.5 million during the three months ended January 23, 2016, as compared to the prior year period. Revenues increased by approximately $38.3 million for a large telecommunications customer primarily for increased activity for services performed under new awards and by approximately $27.8 million for a significant telecommunications customer improving its network. Revenues also increased for services performed on a customer's fiber network by approximately $26.0 million. Revenues increased for two leading cable multiple system operators by approximately $17.3 million and $1.0 million, respectively, from installation, maintenance and construction services, including services to provision fiber to small and medium businesses as well as network improvements. In addition, revenues increased by approximately $13.6 million for services performed for a telecommunications customer in connection with rural services. Partially offsetting these increases, revenues related to stimulus work on projects funded in part by the American Recovery and Reinvestment Act of 2009 declined $9.0 million from the prior year period as the program was completed. Furthermore, revenues declined $3.3 million for a cable multiple system operator and $10.0 million for a customer where we were providing fiber construction on their end customer's network. All other customers, on a combined basis, had net decreases in revenues of $16.2 million during the three months ended January 23, 2016, compared to the prior year period.

The percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 90.0%, 6.0%, and 4.0%, respectively, for the three months ended January 23, 2016, compared to 89.3%, 6.2% and 4.5%, respectively, for the three months ended January 24, 2015.

Revenues increased to $1.219 billion during the six months ended January 23, 2016 from $951.5 million during the six months ended January 24, 2015. Revenues increased in the current period primarily from services for customers deploying 1 gigabit networks, new awards with significant customers, and revenues generated by businesses acquired in fiscal 2016 and fiscal 2015.

During the six months ended January 23, 2016 and January 24, 2015, total revenues of $76.2 million and $6.0 million, respectively, were generated by businesses that were not owned for the entire period in both the current and prior year period. Excluding these amounts, revenues increased by approximately $197.1 million during the six months ended January 23, 2016, as compared to the prior year period. Revenues increased by approximately $64.9 million for a large telecommunications customer primarily for services performed under new awards and by approximately $56.6 million for services performed on a customer's fiber network. Revenues also increased by approximately $44.4 million and $9.1 million, respectively, for two significant telecommunications customers improving their networks. In addition, revenues increased for two leading cable multiple system operators by approximately $31.5 million and $8.2 million, respectively, from installation, maintenance and construction services, including services to provision fiber to small and medium businesses as well as network improvements. In addition, revenues increased by approximately $39.4 million for services performed for a telecommunications customer in connection with rural services. Partially offsetting these increases, revenues related to stimulus work on projects funded in part by the American Recovery and Reinvestment Act of 2009 declined $22.7 million from the prior year period as the program was completed. Furthermore, revenues declined $6.3 million for a cable multiple system operator and $10.7 million for a customer where we were providing fiber construction on their end customer's network. All other customers, on a combined basis, had net decreases in revenues of $17.3 million during the six months ended January 23, 2016, compared to the prior year period.

The percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 90.5%, 5.8%, and 3.7%, respectively, for the six months ended January 23, 2016, compared to 89.5%, 6.1% and 4.4%, respectively, for the six months ended January 24, 2015.

Costs of Earned Revenues. Costs of earned revenues increased to $450.3 million during the three months ended January 23, 2016, compared to $355.4 million during the prior year period. The increase was primarily due to a higher level of operations during the three months ended January 23, 2016, including the operating costs of businesses acquired during fiscal 2016 and fiscal 2015. The primary components of the increase were a $77.6 million aggregate increase in direct labor and subcontractor costs, $7.9 million increase in direct material costs, $1.6 million net increase in equipment rental, maintenance and fuel costs, and $7.8 million increase in other direct costs, including insurance claim expense.

Costs of earned revenues as a percentage of contract revenue was 80.5% during the three months ended January 23, 2016, compared to 80.6% during the three months ended January 24, 2015. Direct material costs and other direct costs combined decreased 1.7% of contract revenue as a result of operating leverage on our increased level of operations. Lower fuel prices also contributed to the decline. Partially offsetting these decreases, labor and subcontractor costs increased 1.6% of contract revenue for the three months ended January 23, 2016, compared to the prior year period. The increase in labor and subcontractor costs as a percentage of contract revenue primarily resulted from changes in work type mix and costs incurred to expand operations for several large customer programs including productivity impacts. Additionally, during the three months ended January 23, 2016 there were seasonal impacts resulting from acquisitions made during calendar 2015.

Costs of earned revenues increased to $957.3 million during the six months ended January 23, 2016, compared to $758.9 million during the prior year period. The increase was primarily due to a higher level of operations during the six months ended January 23, 2016, including the operating costs of businesses acquired during fiscal 2016 and fiscal 2015. The primary components of the increase were a $163.0 million aggregate increase in direct labor and subcontractor costs, $19.0 million increase in direct material costs, $2.6 million net increase in equipment rental, maintenance and fuel costs, and $13.8 million increase in other direct costs, including insurance claim expense.

Costs of earned revenues as a percentage of contract revenue decreased 1.2% during the six months ended January 23, 2016, compared to the six months ended January 24, 2015. Direct material costs decreased 0.6% of contract revenue, compared to the prior year period. Other direct costs decreased 1.4% of contract revenue as a result of operating leverage on our increased level of operations and from lower fuel prices. Partially offsetting these decreases, labor and subcontractor costs increased 0.8% of contract revenue for the six months ended January 23, 2016, compared to the prior year period. The increase in labor and subcontractor costs as a percentage of contract revenue primarily resulted from changes in work type mix and costs incurred to expand operations for several large customer programs including productivity impacts.

General and Administrative Expenses. General and administrative expenses increased to $47.0 million, or 8.4% of contract revenue, during the three months ended January 23, 2016, compared to $41.8 million, or 9.5% of contract revenue during the three months ended January 24, 2015. General and administrative expenses increased to $98.5 million, or 8.1% of contract revenue, during the six months ended January 23, 2016, compared to $86.5 million, or 9.1% of contract revenue during the six months ended January 24, 2015. The increase in total general and administrative expenses during the three and six months ended January 23, 2016 resulted from increased payroll and performance-based compensation costs, costs of businesses acquired in fiscal 2016 and fiscal 2015, and increased technology and facilities costs as we expanded our operations. Additionally, stock-based compensation increased to $4.2 million and $8.7 million during the three and six months ended January 23, 2016, respectively, from $3.7 million and $7.6 million during the three and six months ended January 24, 2015. These increases were partially offset by lower professional fees. The overall decrease in general and administrative expenses as a percentage of contract revenue is due to improved leverage of general and administrative expenses on our increased level of operations.

Depreciation and Amortization. Depreciation and amortization was $29.9 million and $23.3 million during the three months ended January 23, 2016 and January 24, 2015, respectively, and totaled 5.3% of contract revenue in each period. Depreciation and amortization was $57.3 million and $46.2 million during the six months ended January 23, 2016 and January 24, 2015, respectively, and totaled 4.7% and 4.9% of contract revenue, respectively. The increase in depreciation and amortization expense during the three and six months ended January 23, 2016 is a result of the addition of fixed assets during fiscal 2016 and fiscal 2015 and incremental expense of businesses acquired in fiscal 2016 and fiscal 2015. Amortization expense was $4.7 million and $4.1 million during the three months ended January 23, 2016 and January 24, 2015, respectively, and was $9.5 million and $8.2 million during the six months ended January 23, 2016 and January 24, 2015, respectively.

Interest Expense, Net. Interest expense, net was $7.9 million and $6.7 million during the three months ended January 23, 2016 and January 24, 2015, respectively, and $17.0 million and $13.5 million during the six months ended January 23, 2016 and January 24, 2015, respectively. Interest expense includes approximately $4.1 million and $5.9 million for the non-cash amortization of debt discount associated with our senior convertible notes during the three and six months ended January 23, 2016, respectively. Excluding this amortization, interest expense, net decreased to $3.7 million and $11.1 million during the three and six months ended January 23, 2016, respectively, primarily due to lower interest rates as a result of the senior convertible notes issued in September 2015 and related extinguishment of the 7.125% Notes. See Note 10, Debt, in Notes to the Condensed Consolidated Financial Statements.

Loss on Debt Extinguishment. In connection with the redemption of the 7.125% Notes, we incurred a pre-tax charge for early extinguishment of debt of approximately $16.3 million during first quarter of fiscal 2016. This charge is comprised of approximately: (i) $4.9 million for the present value of the interest payments for the period from the redemption date of October 15, 2015 through January 15, 2016, (ii) $6.5 million for the excess of the present value of the redemption price over the carrying value of the 7.125% Notes, and (iii) $4.9 million for the write-off of deferred financing charges related to the fees incurred on the 7.125% Notes issuance.

Other Income, Net. Other income was $1.1 million and $1.7 million during the three months ended January 23, 2016 and January 24, 2015, respectively, and $2.5 million and $3.5 million during the six months ended January 23, 2016 and January 24, 2015, respectively. The decrease in other income for both the three and six month periods was primarily a function of the number of assets sold and prices obtained for those assets during the three and six months ended January 23, 2016, compared to the prior year periods.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three and six months ended January 23, 2016 and January 24, 2015:

	For the Three Months Ended		For the Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
	(Dollars in millions)
Income tax provision	$10.0	$6.1	$28.6	$19.7
Effective income tax rate	39.2%	39.4%	38.2%	39.4%

Fluctuations in our effective income tax rate were primarily attributable to the difference in income tax rates from state to state, non-deductible and non-taxable items, disqualifying dispositions of incentive stock option exercises, and production-related tax deductions recognized in relation to our pre-tax results during the periods. Non-deductible and non-taxable items will generally have a reduced impact on the effective income tax rate in periods of increased pre-tax results. We had total unrecognized tax benefits of approximately $2.3 million as of both January 23, 2016 and July 25, 2015, which, if recognized, would favorably affect our effective tax rate.

Net Income. Net income was $15.5 million for the three months ended January 23, 2016, compared to $9.4 million for the three months ended January 24, 2015. Net income was $46.3 million for the six months ended January 23, 2016, compared to $30.2 million for the six months ended January 24, 2015.

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and costs and estimated earnings in excess of billings. Cash and equivalents primarily include balances on deposit with banks and totaled $20.2 million as of January 23, 2016, compared to $21.3 million as of July 25, 2015. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

Additionally, in connection with the issuance of the 0.75% senior convertible notes due September 2021, we entered into privately-negotiated convertible note hedge transactions with certain counterparties. We are subject to counterparty risk with respect to these convertible note hedge transactions. The hedge counterparties are financial institutions, and we are subject to the risk that they might default under the convertible note hedge transactions. To mitigate that risk, we contracted with institutional counterparties who met specific requirements under our risk assessment process. Additionally, the transactions are subject to a netting arrangement, which also reduces credit risk.

Sources of Cash. Our sources of cash have been operating activities, long-term debt, equity offerings, stock option proceeds, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, equipment, materials, and subcontractors, are required to be paid before the related customer balances owed are invoiced and collected. Our working capital (total current assets less total current liabilities) was $564.9 million as of January 23, 2016, compared to $469.9 million as of July 25, 2015.

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

We expect capital expenditures, net of disposals, of approximately $175 million for fiscal 2016 to support growth opportunities and the replacement of certain fleet assets. Our level of capital expenditures can vary depending on the customer demand for our services, the replacement cycle we select for our equipment, and overall growth. We intend to fund these expenditures primarily from operating cash flows, availability under our credit facility and cash on hand.

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

Net cash flows. The following table presents our net cash flows for the six months ended January 23, 2016 and January 24, 2015:

	For the Six Months Ended
	January 23, 2016	January 24, 2015
	(Dollars in millions)
Net cash flows:
Provided by operating activities	$46.5	$83.3
Used in investing activities	$(137.4)	$(45.1)
Provided by (used in) financing activities	$89.8	$(40.4)

Cash Provided by Operating Activities. During the six months ended January 23, 2016, net cash provided by operating activities was $46.5 million. Non-cash items in the cash flows from operating activities during the six months ended January 23, 2016 and January 24, 2015 were primarily depreciation and amortization, gain on sale of assets, stock-based compensation, amortization of debt discount, non-cash loss on debt extinguishment of approximately $2.0 million and deferred income taxes. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $85.5 million of operating cash flow during the six months ended January 23, 2016. The primary working capital sources of cash flow during the six months ended January 23, 2016 were decreases in accounts receivable of $7.8 million. Working capital changes that used operating cash flow during the six months ended January 23, 2016 were increases in costs and estimated earnings in excess of billings of $18.2 million. Additionally, decreases in accrued liabilities used $22.3 million of operating cash flow primarily resulting from amounts paid for annual incentive compensation during October 2015 and working capital changes of businesses acquired. In addition, net increases in other current assets and other non-current assets used $13.0 million of operating cash flow during the six months ended January 23, 2016 primarily for inventory and for prepaid costs during the six months ended January 23, 2016. Decreases in accounts payable of $15.3 million used operating cash flow during the period due to the timing of cash payments. Furthermore, there was a net increase in income tax receivable of $24.4 million primarily as a result of tax payments made during the six months ended January 23, 2016. With the extension of bonus depreciation tax regulations in December 2015, the resulting income tax receivable will be applied towards our taxable income in future periods.

Our days sales outstanding ("DSO") for accounts receivable (based on the ending accounts receivable divided by the average daily revenue for the most recently completed quarter) was 52 days as of January 23, 2016, compared to 55 days as of January 24, 2015. The decline in DSO for accounts receivable included the result of collections from certain rural customers. Contract payment terms vary by customer and primarily range from 30 to 60 days after invoicing. Our DSO for costs and estimated earnings in excess of billings ("CIEB") was 47 days as of January 23, 2016 compared to 40 days as of January 24, 2015. The increase in DSO related to CIEB was primarily driven by certain customer administrative processing delays on contracts where we have had significant increases in volume.

Our CIEB balances are maintained at a detailed task-specific level or project level and are evaluated regularly for realizability. Such amounts are invoiced in the normal course of business according to contract terms that consider the completion of specific tasks and the passage of time. Project delays for commercial issues such as permitting, engineering changes, incremental documentation requirements, or difficult job site conditions can extend the time needed to complete certain work orders, which may delay invoicing to the customer for work performed. We were not experiencing any material project delays or other circumstances that would impact the realizability of the CIEB balance as of January 23, 2016. Additionally, there were no material amounts of CIEB related to claims or unapproved change orders as of January 23, 2016 or July 25, 2015. As of January 23, 2016, we believe that none of our significant customers were experiencing financial difficulties that would impact the realizability of our CIEB or the collectability of our trade accounts receivable.

During the six months ended January 24, 2015, net cash provided by operating activities was $83.3 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities provided $2.4 million of operating cash flow during the six months ended January 24, 2015. The primary working capital sources of operating cash flow during the six months ended January 24, 2015 were decreases in accounts receivable and net costs and estimated earnings in excess of billings of $7.0 million and $20.6 million, respectively. Working capital changes that used operating cash flow during the six months ended January 24, 2015 were decreases in accounts payable of $11.9 million and a net increase in income tax receivable during the period of $9.1 million due to the timing of payments. Additionally, changes in other accrued liabilities used $1.3 million of cash flow primarily due to amounts paid for annual incentive compensation during October 2014, partially offset by increased accrued insurance claims. Net increases in other current and other non-current assets combined used $2.8 million of operating cash flow, primarily for other prepaid costs, during the six months ended January 24, 2015.

Cash Used in Investing Activities. Net cash used in investing activities was $137.4 million during the six months ended January 23, 2016, compared to $45.1 million during the six months ended January 24, 2015. During the six months ended January 23, 2016, we paid $48.8 million in connection with the acquisition of TelCom. We paid $9.8 million in connection with acquisitions during the six months ended January 24, 2015. Capital expenditures of $90.9 million and $38.8 million, respectively, were offset in part by proceeds from the sale of assets of $2.7 million and $4.0 million, respectively, during the six months ended January 23, 2016 and January 24, 2015. The increase in capital expenditures, net during the six months ended January 23, 2016 was primarily the result of spending for new work opportunities and the replacement of certain fleet assets. Restricted cash, primarily related to funding provisions of our insurance program, increased approximately $0.5 million during each of the six months ended January 23, 2016 and January 24, 2015.

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $89.8 million during the six months ended January 23, 2016 compared to $40.4 million used during the six months ended January 24, 2015. The primary source of cash provided by financing activities during the six months ended January 23, 2016 was the $485.0 million principal amount of 0.75% senior convertible notes due 2021 (the "Notes") issued in a private placement in September 2015. During the six months ended January 23, 2016, we paid approximately $15.5 million in total issuance costs, including the initial purchasers' discount on the Notes and third party fees and expenses related to our financing transactions. We used approximately $277.5 million of the net proceeds from the Notes issuance to fund the redemption of our 7.125% senior subordinated notes. Furthermore, in connection with the offering of the Notes, we entered into convertible note hedge transactions with counterparties for a total cost of approximately $115.8 million. We also entered into separately negotiated warrant transactions with the same counterparties as the convertible hedge transactions, and received proceeds of approximately $74.7 million from the sale of these warrants. Refer to Note 10, Debt, in the Notes to the Condensed Consolidated Financial Statements for additional discussion of these debt transactions. During the six months ended January 23, 2016, our borrowings under our credit agreement, net of repayments, were $8.0 million. During the six months ended January 24, 2015, net revolving paydowns under our credit agreement were $19.0 million. Additionally, we had principal payments on the previous term loan under our credit agreement of $4.7 million during the six months ended January 24, 2015.

During the six months ended January 23, 2016, we repurchased 954,224 shares of our common stock in open market transactions, at an average price of $73.35 per share, for approximately $70.0 million. During the six months ended January 24, 2015, we repurchased 488,768 shares of our common stock in open market transactions, at an average price of $35.08 per share, for approximately $17.1 million. In addition, during the six months ended January 23, 2016 and January 24, 2015, we received $1.8 million and $2.3 million, respectively, from the exercise of stock options and received excess tax benefits of $11.3 million and $2.4 million, respectively, primarily from the exercises of stock options and vesting of restricted share units. Furthermore, we withheld shares of restricted share units and paid $12.1 million and $4.3 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the six months ended January 23, 2016 and January 24, 2015, respectively.

Compliance with Credit Agreement and Indenture. We are party to a credit agreement with various lenders named therein (the "Credit Agreement"), dated as of December 3, 2012 (as amended as of April 24, 2015 and September 9, 2015), that matures on April 24, 2020. The Credit Agreement provides for a $450 million revolving facility and $150 million term loan facility and contains a sublimit for the issuance of letters of credit of $200 million. Subject to certain conditions, the Credit Agreement provides us with the ability to enter into one or more incremental facilities, up to the greater of (i) $150 million and (ii) an amount such that, after giving effect to such incremental facility on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured leverage ratio is the ratio of our consolidated senior secured indebtedness to our trailing twelve month consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA"), as defined by the Credit Agreement. The incremental facilities can be in the form of revolving commitments under the Credit Agreement and/or in the form of term loans. Payments under the Credit Agreement are guaranteed by substantially all of our subsidiaries and secured by the equity interests of certain of our wholly-owned subsidiaries.

Borrowings under the Credit Agreement bear interest at rates described below based upon our consolidated leverage ratio, which is the ratio of our consolidated total funded debt to our trailing twelve month consolidated EBITDA, as defined by the Credit Agreement. In addition, we incur certain fees for unused balances and letters of credit at rates described below, also based upon our consolidated leverage ratio.

Borrowings - Eurodollar Rate Loans	1.25% - 2.00% plus LIBOR
Borrowings - Base Rate Loans	0.25% - 1.00% plus administrative agent's base rate*
Unused Revolver Commitment	0.25% - 0.40%
Standby Letters of Credit	1.25% - 2.00%
Commercial Letters of Credit	0.625% - 1.00%

*The agent's base rate is described in the Credit Agreement as the highest of (i) the administrative agent's prime rate, (ii) the Federal Funds Rate plus 0.50%, and (iii) the Eurodollar rate plus 1.00%, plus an applicable margin.

The weighted average interest rates and fees for balances under the Credit Agreement as of January 23, 2016 and July 25, 2015 were as follows:

	Weighted Average Rate End of Period
	January 23, 2016	July 25, 2015
Borrowings - Term Loan	2.42%	1.94%
Borrowings - Revolving facility	2.66%	2.02%
Standby Letters of Credit	2.00%	1.75%
Unused Revolver	0.40%	0.35%

The Credit Agreement contains a financial covenant that requires us to maintain a consolidated leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter. It provides for certain increases to this ratio in connection with permitted acquisitions on the terms and conditions specified in the Credit Agreement. In addition, the Credit Agreement contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve month consolidated EBITDA to our consolidated interest expense, as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At January 23, 2016 and July 25, 2015, we were in compliance with the financial covenants of the Credit Agreement and had additional borrowing availability of $289.1 million and $300.3 million, respectively, as determined by the most restrictive covenants.

Contractual Obligations. The following table sets forth our outstanding contractual obligations, including related party leases, as of January 23, 2016:

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
	(Dollars in thousands)
0.75% senior convertible notes due 2021	$—	$—	$—	$485,000	$485,000
Credit Agreement – revolving borrowings	—	—	103,250	—	103,250
Credit Agreement – Term Loan	5,625	17,813	126,562	—	150,000
Fixed interest payments on long-term debt (a)	3,638	7,275	7,275	3,637	21,825
Operating lease obligations	18,278	20,859	7,743	5,958	52,838
Employment agreements	5,550	4,598	—	—	10,148
Purchase and other contractual obligations (b)	32,525	—	—	—	32,525
Total	$65,616	$50,545	$244,830	$494,595	$855,586

(a)
Includes interest payments on our $485 million in aggregate principal amount of 0.75% senior convertible notes due 2021 outstanding and excludes any interest payments on our variable rate debt. Variable rate debt as of January 23, 2016 consisted of $150.0 million outstanding on our Term Loan and $103.3 million in outstanding revolving borrowings under our Credit Agreement.

(b)
Purchase and other contractual obligations primarily represent obligations under agreements to purchase vehicles and equipment that have not been received as of January 23, 2016. We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of January 23, 2016.

Our condensed consolidated balance sheet as of January 23, 2016 includes a long-term liability of approximately $51.0 million for accrued insurance claims. This liability has been excluded from the above table as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was $2.3 million as of both January 23, 2016 and July 25, 2015, and is included in other liabilities in the condensed consolidated balance sheet. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Off-Balance Sheet Arrangements. Performance Bonds and Guarantees – We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of January 23, 2016 and July 25, 2015, we had $254.6 million and $294.9 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $80.6 million as of January 23, 2016. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit – We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize our obligations to our insurance carriers in connection with the settlement of potential claims. As of January 23, 2016 and July 25, 2015, we had $57.7 million and $54.4 million, respectively, outstanding standby letters of credit issued under the Credit Agreement.

Backlog. Our backlog consists of the estimated uncompleted portion of services to be performed under contractual agreements with our customers and totaled $5.056 billion and $3.680 billion at January 23, 2016 and July 25, 2015, respectively. The increase in backlog primarily relates to new awards and extensions during fiscal 2016. We expect to complete 39.5% of the January 23, 2016 backlog during the next twelve months. Our backlog estimates represent amounts under master service agreements and other contractual agreements for services projected to be performed over the terms of the contracts and are based on contract terms, our historical experience with customers and, more generally, our experience in similar procurements. The significant majority of our backlog estimates comprise services under master service agreements and long-term contracts.

Revenue estimates included in our backlog can be subject to change because of project accelerations, cancellations, or delays due to various factors, including but not limited to commercial issues and adverse weather. These factors can also cause revenue to be realized in different periods or in different amounts from those originally reflected in backlog. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. While we did not experience any material cancellations during fiscal 2015 or the six months ended January 23, 2016, many of our customers may cancel our contracts upon notice regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

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

Our revolving credit facility permits borrowings at a variable rate of interest. On January 23, 2016, we had variable rate debt outstanding under the Credit Agreement of $103.3 million of revolver borrowings and a $150.0 million term loan. Interest related to these borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of the Credit Agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $1.3 million annually.

In September 2015, we issued $485 million principal amount of senior convertible notes (the "Notes"), which bear a fixed rate of interest of 0.75%. Due to the fixed rate of interest on the Notes, changes in interest rates would not have an impact on the related interest expense. However, there exists market risk sensitivity on the fair value of the fixed rate Notes with respect to changes in interest rates. Generally, the fair value of the fixed rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes is affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The fair value of the Notes was approximately $352.4 million on January 23, 2016, based on quoted market prices, compared to $364.8 million net carrying amount. The fair value and net carrying amount are both reflected net of the debt discount of $110.5 million and debt issuance costs attributable to the liability component of $9.7 million as of January 23, 2016. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the second quarter of fiscal 2016, which was $97.43. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $14.2 million, calculated on a discounted cash flow basis.

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

We also entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby we sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of our common stock at a price of $130.43 per share. We expect to settle the warrant transactions on a net share basis. Refer to Note 10, Debt, in Notes to the Condensed Consolidated Financial Statements for additional discussion of these debt transactions.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of January 23, 2016, the market risk for foreign currency exchange rates was not significant as our operations in Canada were not material.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of January 23, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 23, 2016, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and (2) accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

In May 2013, CertusView Technologies, LLC ("CertusView"), a wholly-owned subsidiary of the Company, filed suit against S & N Communications, Inc. and S & N Locating Services, LLC in the United States District Court for the Eastern District of Virginia alleging infringement of certain United States patents. In January 2015, the District Court granted defendants' motion for judgment on the pleadings for failure to claim patent-eligible subject matter, and entered final judgment on those claims the same day. CertusView filed a Notice of Appeal in February 2015 with the Court of Appeals for the Federal Circuit. In May 2015, the District Court re-opened the case to allow defendants to proceed with inequitable conduct counterclaims. In July 2015, the Court of Appeals dismissed the appeal in that court pending resolution of proceedings in the District Court. A bench trial in the District Court on the inequitable conduct counterclaims whereby defendants are seeking additional grounds to find the patents unenforceable has been scheduled for March 2016. An unfavorable outcome for the inequitable conduct counterclaims may result in an award of attorneys' fees, costs, and expenses. It is too early to evaluate the likelihood of an outcome to this matter. We believe the claims to be without merit and intend to vigorously defend ourselves against the remaining counterclaims and appeal the District Court's ruling with respect to the patent-eligible subject matter.

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

Our bank credit facility imposes restrictions that may prevent us from engaging in beneficial transactions. We have a credit agreement with a syndicate of banks, which provides for a $150 million term loan and a $450 million revolving facility, including a sublimit of $200 million for the issuance of letters of credit. As of January 23, 2016, we had $103.3 million of outstanding borrowings under the revolving facility, $150.0 million outstanding under the term loan and $57.7 million of outstanding letters of credit issued under the credit agreement. The terms of the credit agreement contain covenants that restrict our ability to, among other things: make certain payments, including the payment of dividends, redeem or repurchase our capital stock, incur additional indebtedness and issue preferred stock, make investments or create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell certain assets, and enter into transactions with affiliates. In addition, the credit agreement requires us to comply with a consolidated leverage ratio and a consolidated interest coverage ratio. A default under our credit agreement or the indenture governing our $485 million of 0.75% senior convertible notes due September 15, 2021 could result in the acceleration of our obligations under either or both of those instruments as a result of cross acceleration and cross default provisions. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended January 23, 2016, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company's purchase of its common stock during the three months ended January 23, 2016:

Period	Total Number of Shares Purchased (b)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 25, 2015 - November 21, 2015	-	$—	-	(c)
November 22, 2015 - December 19, 2015	141,061 (a)	$77.83	-	(c)
December 20, 2015 - January 23, 2016	-	$—	-	(c)

(a) Represents shares withheld to meet payroll tax withholdings obligations arising from the vesting of restricted share units. Shares withheld do not reduce our total share repurchase authority.

(b) All shares repurchased have been subsequently canceled.

(c) As of January 23, 2016, $50.0 million authorized on August 25, 2015 remained available for repurchases through February 2017. On February 23, 2016, the Company announced that its Board of Directors authorized an additional $50 million to repurchase shares of the Company's outstanding common stock through August 2017 in open market or private transactions, including through accelerated share repurchase agreements with one or more counterparties from time to time. In connection with this authorization, the Company’s Board of Directors also extended for an additional six months the previous eighteen month term of its $50 million share repurchase program authorized on August 25, 2015. The exact timing and amount of repurchases will depend on market conditions and other factors. As of February 25, 2016, the Company now has up to $100 million authorized for repurchases of the Company’s common stock through August 2017, the entirety of which remained available for repurchase as of February 25, 2016.

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

101+
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 23, 2016 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statement of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	February 25, 2016	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date:	February 25, 2016	/s/ H. Andrew DeFerrari
Name: H. Andrew DeFerrari Title: Senior Vice President and Chief Financial Officer