Form 10-Q
period 2016-04-23
DYCOM INDUSTRIES INC
filed 2016-05-27
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 23, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11780 US Highway 1, Suite 600, Palm Beach Gardens, FL	33408
(Address of principal executive offices)	(Zip Code)

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

There were 31,345,101 shares of common stock with a par value of $0.33 1/3 outstanding at May 26, 2016.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	April 23, 2016	July 25, 2015
	(Dollars in thousands)
ASSETS
Current assets:
Cash and equivalents	$19,327	$21,289
Accounts receivable, net	355,318	315,134
Costs and estimated earnings in excess of billings	358,236	274,730
Inventories	61,304	48,650
Deferred tax assets, net	20,581	20,630
Income tax receivable	15,288	—
Other current assets	18,730	16,199
Total current assets	848,784	696,632

Property and equipment, net	309,783	231,564
Goodwill	281,448	271,653
Intangible assets, net	124,892	120,926
Other	34,379	38,089
Total non-current assets	750,502	662,232
Total assets	$1,599,286	$1,358,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,964	$71,834
Current portion of debt	9,375	3,750
Billings in excess of costs and estimated earnings	11,137	16,896
Accrued insurance claims	39,407	35,824
Other accrued liabilities	89,662	98,406
Total current liabilities	242,545	226,710

Long-term debt	723,952	521,841
Accrued insurance claims	51,318	51,476
Deferred tax liabilities, net non-current	75,590	47,388
Other liabilities	4,141	4,249
Total liabilities	1,097,546	851,664

COMMITMENTS AND CONTINGENCIES, Note 17

Stockholders' equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 31,341,444 and 33,381,779 issued and outstanding, respectively	10,447	11,127
Additional paid-in capital	3,880	71,004
Accumulated other comprehensive loss	(1,107)	(1,198)
Retained earnings	488,520	426,267
Total stockholders' equity	501,740	507,200
Total liabilities and stockholders' equity	$1,599,286	$1,358,864

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	April 23, 2016	April 25, 2015
	(Dollars in thousands, except share amounts)
REVENUES:
Contract revenues	$664,645	$492,363

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	520,408	388,239
General and administrative (including stock-based compensation expense of $3.9 million and $3.2 million, respectively)	56,519	44,707
Depreciation and amortization	31,583	23,985
Total	608,510	456,931

Interest expense, net	(8,007)	(6,646)
Other income, net	4,323	3,471
Income before income taxes	52,451	32,257

Provision for income taxes:
Current	14,842	9,346
Deferred	4,526	2,653
Total provision for income taxes	19,368	11,999

Net income	$33,083	$20,258

Earnings per common share:
Basic earnings per common share	$1.02	$0.59

Diluted earnings per common share	$1.00	$0.58

Shares used in computing earnings per common share:
Basic	32,433,560	34,107,262

Diluted	33,050,934	35,028,956

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Nine Months Ended
	April 23, 2016	April 25, 2015
	(Dollars in thousands, except share amounts)
REVENUES:
Contract revenues	$1,883,383	$1,443,833

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	1,477,671	1,147,136
General and administrative (including stock-based compensation expense of $12.6 million and $10.8 million, respectively)	155,003	131,218
Depreciation and amortization	88,930	70,179
Total	1,721,604	1,348,533

Interest expense, net	(25,010)	(20,126)
Loss on debt extinguishment	(16,260)	—
Other income, net	6,866	7,001
Income before income taxes	127,375	82,175

Provision for income taxes:
Current	20,026	27,654
Deferred	27,969	4,024
Total provision for income taxes	47,995	31,678

Net income	$79,380	$50,497

Earnings per common share:
Basic earnings per common share	$2.43	$1.48

Diluted earnings per common share	$2.37	$1.44

Shares used in computing earnings per common share:
Basic	32,656,490	34,081,381

Diluted	33,486,515	35,091,644

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 23, 2016	April 25, 2015	April 23, 2016	April 25, 2015
	(Dollars in thousands)
Net income	$33,083	$20,258	$79,380	$50,497
Foreign currency translation gains (losses), net of tax	447	38	91	(688)
Comprehensive income	$33,530	$20,296	$79,471	$49,809

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	April 23, 2016	April 25, 2015
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$79,380	$50,497
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	88,930	70,179
Deferred income tax provision	27,969	4,024
Stock-based compensation	12,600	10,773
Bad debt expense, net	1,005	308
Gain on sale of fixed assets	(6,213)	(6,249)
Write-off of deferred financing fees and premium on long-term debt	2,017	—
Amortization of debt discount	10,119	—
Amortization of debt issuance costs and other	1,981	1,194
Excess tax benefit from share-based awards	(11,384)	(5,224)
Change in operating assets and liabilities:
Accounts receivable, net	(29,667)	8,602
Costs and estimated earnings in excess of billings, net	(77,180)	(17,225)
Other current assets and inventory	(11,000)	(2,041)
Other assets	(2,867)	(7,511)
Income taxes receivable/payable	(10,622)	(1,317)
Accounts payable	6,827	(1,224)
Accrued liabilities, insurance claims, and other liabilities	(2,922)	18,798
Net cash provided by operating activities	78,973	123,584

INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	(48,804)	(9,821)
Capital expenditures	(138,721)	(76,825)
Proceeds from sale of assets	6,432	6,764
Changes in restricted cash	(479)	(541)
Other investing activities	—	(4,000)
Net cash used in investing activities	(181,572)	(84,423)

FINANCING ACTIVITIES:
Proceeds from borrowings on senior credit agreement, including term loan	773,000	310,750
Principal payments on senior credit agreement, including term loan	(654,250)	(321,563)
Proceeds from issuance of 0.75% senior convertible notes due 2021	485,000	—
Proceeds from sale of warrants	74,690	—
Purchase of convertible note hedge	(115,818)	—
Principal payments for satisfaction and discharge of 7.125% senior subordinated notes	(277,500)	—
Debt issuance costs	(15,542)	(3,527)
Repurchases of common stock	(169,997)	(30,687)
Exercise of stock options	1,816	6,842
Restricted stock tax withholdings	(12,146)	(4,330)
Excess tax benefit from share-based awards	11,384	5,224
Net cash provided by (used in) financing activities	100,637	(37,291)
Net (decrease) increase in cash and equivalents	(1,962)	1,870

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	21,289	20,672

CASH AND EQUIVALENTS AT END OF PERIOD	$19,327	$22,542

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Continued) (Unaudited)

	For the Nine Months Ended
	April 23, 2016	April 25, 2015
	(Dollars in thousands)
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$12,765	$14,241
Cash paid for taxes, net	$31,205	$29,659
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$7,120	$4,160

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Accounting Policies

Basis of Presentation

Dycom Industries, Inc. (“Dycom” or the “Company”) is a leading provider of specialty contracting services throughout the United States and in Canada. The Company provides program management, engineering, construction, maintenance and installation services for telecommunications providers, underground facility locating services for various utilities, including telecommunications providers, and other construction and maintenance services for electric and gas utilities.

The accompanying unaudited condensed consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated and the financial statements reflect all adjustments, consisting of only normal recurring accruals that are, in the opinion of management, necessary for a fair presentation of such statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Operating results for the interim period are not necessarily indicative of the results expected for any other interim period or for the full fiscal year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the Company’s audited financial statements for the year ended July 25, 2015 included in the Company’s Annual Report on Form 10-K for the year ended July 25, 2015, filed with the SEC on September 4, 2015.

Segment Information – The Company operates in one reportable segment. Its services are provided by its operating segments on a decentralized basis. Each operating segment consists of a subsidiary (or in certain instances, the combination of two or more subsidiaries). Management of the operating segments report to the Company’s Chief Operating Officer who reports to the Chief Executive Officer, the chief operating decision maker. All of the Company’s operating segments have been aggregated into one reportable segment based on their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. The Company’s operating segments provide services throughout the United States and in Canada. Revenues from services provided in Canada were approximately $0.9 million and $5.5 million during the three and nine months ended April 23, 2016, respectively, and $2.0 million and $9.8 million during the three and nine months ended April 25, 2015, respectively. The Company had no material long-lived assets in Canada as of April 23, 2016 or July 25, 2015.

Accounting Period – The Company’s fiscal year ends on the last Saturday in July. As a result, each fiscal year consists of either fifty-two weeks or fifty-three weeks of operations (with an additional week of operations occurring in the fourth quarter). Fiscal 2015 contained fifty-two weeks and fiscal 2016 will contain fifty-three weeks of operations.

Significant Accounting Policies & Estimates

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. These estimates are based on the Company’s historical experience and management’s understanding of current facts and circumstances. At the time they are made, the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole. However, actual results could differ materially from those estimates. There have been no material changes to the Company’s significant accounting policies and critical accounting estimates described in the Company’s Annual Report on Form 10-K for the year ended July 25, 2015.

Revenue Recognition. The Company performs a majority of its services under master service agreements and other agreements that contain customer-specified service requirements, such as discrete pricing for individual tasks. Revenue is recognized under these arrangements based on units-of-delivery as each unit is completed. The remainder of the Company’s services, representing less than 10% of its contract revenues during the nine months ended April 23, 2016 and April 25, 2015, are performed under contracts using the cost-to-cost measures of the percentage of completion method of accounting. Revenue is recognized under these arrangements based on the ratio of contract costs incurred to date to total estimated contract costs. There were no material amounts of unapproved change orders or claims recognized during the nine months ended April 23, 2016 or April 25, 2015. The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized.

Application of the percentage of completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. The cost estimation process is based on the knowledge and experience of the Company’s project managers and financial professionals. Factors that the Company considers in estimating the work to be completed and ultimate contract recovery include the availability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance and the recoverability of any claims. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in changes to costs and income and their effects are recognized in the period in which the revisions are determined. The Company accrues the entire amount of an estimated loss at the time the loss on a contract becomes known for contracts using the cost-to-cost measures of the percentage of completion method of accounting. During the nine months ended April 23, 2016 and April 25, 2015, there was no material impact to the Company's results of operations due to changes in contract estimates.

Restricted Cash – As of April 23, 2016 and July 25, 2015, the Company had approximately $5.0 million and $4.5 million, respectively, in restricted cash, which is held as collateral in support of the Company’s insurance obligations. Restricted cash is included in other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the condensed consolidated statements of cash flows.

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

Fair Value of Financial Instruments – The Company’s financial instruments primarily consist of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable, certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for certain of the Company’s outstanding long-term debt, which is based on observable market-based inputs (Level 2). See Note 10, Debt, for further information regarding the fair value of such financial instruments. The Company’s cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of April 23, 2016 and July 25, 2015. During the three and nine months ended April 23, 2016 and April 25, 2015, the Company had no material nonrecurring fair value measurements of assets or liabilities subsequent to their initial recognition.

Other Assets – As of April 23, 2016 and July 25, 2015, other non-current assets consist of deferred financing costs of $7.2 million and $11.6 million, respectively, insurance recoveries/receivables related to accrued claims of $5.9 million and $8.9 million, respectively, as well as long-term deposits, prepaid discounts, and other non-current assets totaling $17.3 million and $13.6 million, respectively. As of April 23, 2016 and July 25, 2015, other non-current assets also included $4.0 million for an investment in nonvoting senior units of a former customer, which is accounted for using the cost method.

Recently Issued Accounting Pronouncements

There have been no changes in the expected dates of adoption or estimated effects on the Company’s consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s Annual Report on Form 10-K. Accounting standards adopted during the period covered in this Quarterly Report on Form 10-Q and recently issued accounting pronouncements are discussed below.

Recently Adopted Accounting Standards

Discontinued Operations - In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the criteria for reporting discontinued operations. In accordance with ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 also requires expanded disclosures about the assets, liabilities, income, and expenses of discontinued operations as well as disclosure of the pre-tax income arising from a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The Company adopted ASU 2014-08 in fiscal 2016 and it did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted

Stock Compensation - In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 includes provisions intended to simplify accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, all excess tax benefits (or tax deficiencies) will be recognized as income tax benefit (or expense) in the statement of operations. Additionally, when applying the treasury stock method for computing diluted earnings per share under ASU 2016-09 the assumed proceeds will not include any windfall tax benefits, resulting in equity awards which may result in a greater number of dilutive shares outstanding. Further, excess tax benefits will be classified along with other income tax cash flows as an operating activity. ASU 2016-09 also permits withholding up to the maximum statutory tax rate in applicable jurisdictions as the threshold to qualify for equity classification. ASU 2016-09 will be effective for the Company in fiscal 2018 and interim reporting periods within that year. Early adoption is permitted as of the beginning of an interim or annual reporting period with all adjustments to be reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the effect of the adoption of this guidance on the Company’s consolidated financial statements.

Revenue Recognition - In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) requiring entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”) which defers the effective date for ASU 2014-09. As such, ASU 2014-09 will be effective for the Company beginning in fiscal 2019 and interim reporting periods within that year, using either the retrospective or cumulative effect transition method. The Company is currently evaluating the transition methods and the effect of the adoption of this guidance on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), which clarifies the implementation guidance provided in ASU 2014-09 on principal versus agent considerations. Additionally, in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the implementation guidance in ASU 2014-09 on licensing and identifying performance obligations. Furthermore, in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies implementation guidance in ASU 2014-09 on assessing collectability, noncash consideration, presentation of sales tax and completed contracts and contract modifications at transition. ASU 2016-08, ASU 2016-10 and ASU 2016-12 must be adopted concurrently with ASU 2014-09. The Company is currently evaluating the transition methods and the effect of the adoption of this guidance on the Company’s consolidated financial statements.

Leases - In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new guidance requires lessees to recognize assets and liabilities, initially measured at the present value of the lease payments, on the balance sheet for the rights and obligations created by long-term finance and operating leases. For finance leases, a lessee is required to recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income. Repayments of the principal portion of a finance lease liability should be classified within financing activities and payments of interest on a finance lease liability and variable lease payments should be classified within operating activities in the statement of cash flows. For operating leases, a lessee is required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis. All cash payments for operating leases should be classified within operating activities in the statement of cash flows. ASU 2016-02 will be effective for the Company in fiscal 2020 and interim reporting periods within that year. The Company is currently evaluating the effect of the adoption of this guidance on the Company’s consolidated financial statements.

Income Taxes - In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-17 will be effective for the Company in fiscal 2018 and interim reporting periods within that year. Early adoption is permitted as of the beginning of an interim or annual reporting period. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements other than with respect to the presentation of deferred tax assets and liabilities within its consolidated balance sheets.

Business Combinations - In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 replaces the requirement for an acquirer in a business combination to retrospectively adjust provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill when measurement period adjustments are identified. The new guidance requires an acquirer to recognize adjustments in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the acquirer must present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. ASU 2015-16 will be effective for the Company in fiscal 2017 and interim reporting periods within that year. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

2. Computation of Earnings per Common Share

The table below sets forth the computation of basic and diluted earnings per common share. Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the weighted average number of common shares outstanding during the period and dilutive potential common shares arising from the Company’s stock-based awards, senior convertible notes and warrants if their inclusion is dilutive under the treasury stock method. Common stock equivalents related to stock-based awards, senior convertible notes and warrants are excluded from diluted earnings per common share calculations if their effect would be anti-dilutive.

	For the Three Months Ended		For the Nine Months Ended
	April 23, 2016	April 25, 2015	April 23, 2016	April 25, 2015
	(Dollars in thousands, except share amounts)
Net income available to common stockholders (numerator)	$33,083	$20,258	$79,380	$50,497

Weighted-average number of common shares (denominator)	32,433,560	34,107,262	32,656,490	34,081,381

Basic earnings per common share	$1.02	$0.59	$2.43	$1.48

Weighted-average number of common shares	32,433,560	34,107,262	32,656,490	34,081,381
Potential shares of common stock arising from stock options, and unvested restricted share units	617,374	921,694	830,025	1,010,263
Total shares-diluted (denominator)	33,050,934	35,028,956	33,486,515	35,091,644

Diluted earnings per common share	$1.00	$0.58	$2.37	$1.44

The weighted-average number of common shares outstanding used in the computation of diluted earnings per common share does not include the effect of the following instruments because their inclusion would have been anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
	April 23, 2016	April 25, 2015	April 23, 2016	April 25, 2015
Stock-based awards	116,544	158,113	79,792	159,484
0.75% senior convertible notes due 2021*	5,005,734	—	5,005,734	—
Warrants*	5,005,734	—	5,005,734	—
Total anti-dilutive weighted shares excluded from the calculation of earnings per common share	10,128,012	158,113	10,091,260	159,484

*See Note 10, Debt, for additional information related to the Company’s senior convertible notes and warrant transactions.

Under the treasury stock method, the senior convertible notes will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the conversion price for the senior convertible notes of $96.89 per share. The warrants will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the warrant strike price of $130.43 per share. As the Company’s average stock price for the three and nine months ended April 23, 2016 was below the conversion price for the senior convertible notes and warrants, the underlying common shares were anti-dilutive as reflected above.

In connection with the offering of the senior convertible notes, the Company entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the notes and offsetting any potential cash payments in excess of the principal amount of the notes. Prior to conversion, the convertible note hedge is not included for purposes of the calculation of earnings per common share as its effect would be anti-dilutive. Upon conversion, the convertible note hedge is expected to offset the dilutive effect of the senior convertible notes when the stock price is above $96.89 per share. See Note 10, Debt, for additional information related to the Company’s convertible note hedge.

3. Acquisitions

Fiscal 2016 - On August 7, 2015, the Company acquired TelCom Construction, Inc. and an affiliate (together, “TelCom”). The purchase price was $48.8 million paid in cash. TelCom, based in Clearwater, Minnesota, provides construction and maintenance services for telecommunications providers throughout the United States. This acquisition expands the Company’s geographical presence within its existing customer base. The purchase price allocation of TelCom is preliminary and will be completed during fiscal 2016 when valuations are finalized for intangible assets and other amounts.

The preliminary purchase price allocation of TelCom is as follows (dollars in millions):

Assets
Accounts receivable	$11.5
Costs and estimated earnings in excess of billings	11.8
Inventories and other current assets	6.1
Property and equipment	10.8
Goodwill	9.7
Intangible assets - customer relationships	16.2
Intangibles assets - trade names and non-compete	1.8
Total assets	67.9

Liabilities
Accounts payable	10.0
Accrued and other liabilities	9.1
Total liabilities	19.1

Net Assets Acquired	$48.8

Fiscal 2015 - During the first quarter of fiscal 2015, the Company acquired Hewitt Power & Communications, Inc. (“Hewitt”) for $8.0 million, net of cash acquired. Hewitt provides specialty contracting services primarily for telecommunications providers in the Southeastern United States. During the second quarter of fiscal 2015, the Company acquired the assets of two cable installation contractors for an aggregate purchase price of $1.5 million. During the fourth quarter of fiscal 2015, the Company acquired Moll’s Utility Services, LLC (“Moll’s”) for $6.5 million, net of cash acquired. Moll’s provides specialty contracting services primarily for utilities in the Midwest United States. The Company also acquired the assets of Venture Communications Group, LLC (“Venture”) for $15.6 million during the fourth quarter of fiscal 2015. Venture provides specialty contracting services primarily for telecommunications providers in the Midwest and Southeastern United States.

The results of these acquisitions are included in the condensed consolidated financial statements from their respective dates of acquisition. The results from businesses acquired during fiscal 2016 and fiscal 2015 were not considered material to the Company’s condensed consolidated financial statements, individually or in the aggregate.

4. Accounts Receivable

Accounts receivable consisted of the following:

	April 23, 2016	July 25, 2015
	(Dollars in thousands)
Contract billings	$327,106	$292,029
Retainage	30,391	24,321
Total	357,497	316,350
Less: allowance for doubtful accounts	(2,179)	(1,216)
Accounts receivable, net	$355,318	$315,134

The Company grants credit under normal payment terms, generally without collateral, to its customers. The Company expects to collect the outstanding balance of accounts receivable, net (including retainage) within the next twelve months. The increase in retainage during fiscal 2016 resulted primarily from the increase in work performed on certain ongoing contracts with standard retainage provisions. The Company maintains an allowance for doubtful accounts for estimated losses on uncollected balances. During the three and nine months ended April 23, 2016 and April 25, 2015, write-offs to the allowance for doubtful accounts, net of recoveries, were not material. As of April 23, 2016, there were no material accounts receivable amounts representing claims or other similar items subject to uncertainty.

5. Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings (“CIEB”) include revenue for services from contracts based on units-ofdelivery and cost-to-cost measures of the percentage of completion method of accounting. Amounts consisted of the following:

	April 23, 2016	July 25, 2015
	(Dollars in thousands)
Costs incurred on contracts in progress	$308,196	$240,077
Estimated to date earnings	89,180	72,446
Total costs and estimated earnings	397,376	312,523
Less: billings to date	(50,277)	(54,689)
	$347,099	$257,834
Included in the accompanying condensed consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$358,236	$274,730
Billings in excess of costs and estimated earnings	(11,137)	(16,896)
	$347,099	$257,834

As of April 23, 2016, the Company expects that substantially all of its CIEB will be billed to customers and collected in the normal course of business within the next twelve months. Additionally, there were no material CIEB amounts representing claims or other similar items subject to uncertainty as of April 23, 2016 or July 25, 2015.

6. Property and Equipment

Property and equipment consisted of the following:

	Estimated Useful Lives	April 23, 2016	July 25, 2015
	(Years)	(Dollars in thousands)
Land	—	$3,475	$3,475
Buildings	10-35	11,979	11,944
Leasehold improvements	1-10	13,164	8,491
Vehicles	1-5	387,444	316,979
Computer hardware and software	1-7	94,529	80,091
Office furniture and equipment	1-7	10,051	8,183
Equipment and machinery	1-10	230,548	194,943
Total		751,190	624,106
Less: accumulated depreciation		(441,407)	(392,542)
Property and equipment, net		$309,783	$231,564

Depreciation expense was $27.0 million and $19.8 million for the three months ended April 23, 2016 and April 25, 2015, respectively, and $74.9 million and $57.8 million for the nine months ended April 23, 2016 and April 25, 2015, respectively.

7. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $281.4 million and $271.7 million as of April 23, 2016 and July 25, 2015, respectively. The increase in goodwill during fiscal 2016 was primarily from the acquisition of TelCom. Changes in the carrying amount of goodwill for fiscal 2016 were as follows:

	Goodwill	Accumulated Impairment Losses	Total
	(Dollars in thousands)
Balance as of July 25, 2015	$467,420	$(195,767)	$271,653
Purchase price allocation adjustments	101	—	101
Goodwill from fiscal 2016 acquisitions	9,694	—	9,694
Balance as of April 25, 2016	$477,215	$(195,767)	$281,448

The full amount of goodwill from fiscal 2016 acquisitions is expected to be deductible for tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including the expansion of the Company’s geographic scope and strengthening of its customer base.

The Company’s goodwill resides in multiple reporting units. Goodwill and other indefinite-lived intangible assets are assessed annually for impairment as of the first day of the fourth fiscal quarter of each year, or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. The profitability of individual reporting units may suffer periodically due to downturns in customer demand and the level of overall economic activity, including in particular construction and housing activity. The Company’s customers may reduce capital expenditures and defer or cancel pending projects during times of slowing economic conditions. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of the Company’s reporting units. The cyclical nature of the Company’s business, the high level of competition existing within its industry, and the concentration of its revenues from a limited number of customers may also cause results to vary. These factors may affect individual reporting units disproportionately, relative to the Company as a whole. As a result, the performance of one or more of the reporting units could decline, resulting in an impairment of goodwill or intangible assets.

As a result of the fiscal 2015 annual impairment analysis, the Company concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit. As of April 23, 2016, the Company believes goodwill is recoverable for all of the reporting units; however, there can be no assurances that goodwill will not be impaired in future periods.

Intangible Assets

The Company’s intangible assets consisted of the following:

	Weighted Average Remaining Useful Lives	April 23, 2016	July 25, 2015
	(Years)	(Dollars in thousands)
Gross carrying amount:
Customer relationships	11.4	$211,575	$195,375
Contract backlog	0.6	4,780	8,076
Trade names	7.0	9,800	8,200
UtiliQuest trade name	—	4,700	4,700
Non-compete agreements	2.7	685	635
		231,540	216,986
Accumulated amortization:
Customer relationships		96,133	83,772
Contract backlog		4,569	7,381
Trade names		5,673	4,650
Non-compete agreements		273	257
		106,648	96,060
Net Intangible Assets		$124,892	$120,926

During the nine months ended April 23, 2016, the gross carrying amount of intangible assets for customer relationships, trade names, and non-compete agreements increased $16.2 million, $1.6 million, and $0.2 million, respectively, as a result of the preliminary allocation of the purchase price of TelCom. During fiscal 2016, certain contract backlog intangible assets and non-compete agreements intangible assets became fully amortized. As a result, the gross carrying amount and the associated accumulated amortization decreased $3.4 million. This decrease had no effect on the net carrying value of intangible assets.

Amortization of the Company’s customer relationship intangibles and contract backlog intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization for the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $4.5 million and $4.1 million for the three months ended April 23, 2016 and April 25, 2015, respectively, and $14.0 million and $12.4 million for the nine months ended April 23, 2016 and April 25, 2015, respectively.

As of April 23, 2016, total amortization expense for existing finite-lived intangible assets for the remainder of fiscal 2016 and each of the five succeeding fiscal years and thereafter is as follows:

Amount
(Dollars in thousands)
Three months ending July 30, 2016	$4,883
2017	17,419
2018	15,125
2019	12,771
2020	11,861
2021	10,333
Thereafter	47,800
Total	$120,192

As of April 23, 2016, the Company believes that the carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

8. Accrued Insurance Claims

For claims within the Company’s insurance program, it retains the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. With regard to losses occurring in fiscal 2016, the Company retains the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability, and workers’ compensation. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in two states in which the Company participates in state-sponsored insurance funds. Aggregate stop-loss coverage for automobile liability, general liability, and workers’ compensation claims is $84.6 million for fiscal 2016.

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

The liability for total accrued insurance claims and related processing costs was $90.7 million and $87.3 million as of April 23, 2016 and July 25, 2015, respectively, of which $51.3 million and $51.5 million, respectively, was long-term and reflected in non-current liabilities in the condensed consolidated financial statements. Insurance recoveries/receivables related to accrued claims as of April 23, 2016 and July 25, 2015 were $5.9 million and $9.5 million, respectively, of which $5.9 million and $8.9 million, respectively, was included in non-current other assets in the accompanying condensed consolidated balance sheets. As of July 25, 2015, $0.6 million of insurance recoveries/receivables was included in other current assets.

9. Other Accrued Liabilities

Other accrued liabilities consisted of the following:

	April 23, 2016	July 25, 2015
	(Dollars in thousands)
Accrued payroll and related taxes	$20,090	$18,673
Accrued employee benefit and incentive plan costs	28,855	29,528
Accrued construction costs	25,218	26,395
Other current liabilities	15,499	23,810
Total other accrued liabilities	$89,662	$98,406

Income tax payable of less than $0.1 million and $8.9 million was included within other current liabilities in the above table as of April 23, 2016 and July 25, 2015, respectively.

10. Debt

The Company’s outstanding indebtedness consisted of the following:

	April 23, 2016	July 25, 2015
	(Dollars in thousands)
Credit Agreement - Revolving facility (matures April 2020)	$214,000	$95,250
Credit Agreement - Term Loan (matures April 2020)	150,000	150,000
0.75% senior convertible notes, net (matures September 2021)	369,327	—
7.125% senior subordinated notes	—	277,500
Long-term debt premium on 7.125% senior subordinated notes	—	2,841
	733,327	525,591
Less: current portion	(9,375)	(3,750)
Long-term debt	$723,952	$521,841

Senior Credit Agreement

The Company and certain of its subsidiaries are party to a credit agreement with the various lenders named therein (the “Credit Agreement”), dated as of December 3, 2012 (as amended as of May 20, 2016, April 24, 2015 and September 9, 2015), that matures on April 24, 2020. See Note 18, Subsequent Events, for information regarding the May 20, 2016 amendment. As of April 23, 2016, the Credit Agreement provided for a $450 million revolving facility and $150 million term loan facility and contained a sublimit for the issuance of letters of credit of $200 million. Subject to certain conditions, the Credit Agreement provides the Company the ability to enter into one or more incremental facilities, up to the greater of (i) $150 million and (ii) an amount such that, after giving effect to such incremental facility on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured leverage ratio is the ratio of the Company’s consolidated senior secured indebtedness to its trailing twelve month consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined by the Credit Agreement. The incremental facilities can be in the form of revolving commitments under the Credit Agreement and/or in the form of term loans. Payments under the Credit Agreement are guaranteed by substantially all of the Company’s subsidiaries and secured by the equity interests of the substantial majority of the Company’s subsidiaries.

Borrowings under the Credit Agreement bear interest at rates described below based upon the Company’s consolidated leverage ratio, which is the ratio of the Company’s consolidated total funded debt to its trailing twelve month consolidated EBITDA, as defined by the Credit Agreement. In addition, the Company incurs certain fees for unused balances and letters of credit at the rates described below, also based upon the Company’s consolidated leverage ratio.

Borrowings - Eurodollar Rate Loans	1.25% - 2.00% plus LIBOR
Borrowings - Base Rate Loans	0.25% - 1.00% plus administrative agent’s base rate*
Unused Revolver Commitment	0.25% - 0.40%
Standby Letters of Credit	1.25% - 2.00%
Commercial Letters of Credit	0.625% - 1.00%

*The agent’s base rate is described in the Credit Agreement as the highest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Rate plus 0.50%, and (iii) the Eurodollar rate plus 1.00%, plus an applicable margin.

Standby letters of credit of approximately $57.7 million and $54.4 million, issued as part of the Company’s insurance program, were outstanding under the Credit Agreement as of April 23, 2016 and July 25, 2015, respectively. The weighted average interest rates and fees for balances under the Credit Agreement as of April 23, 2016 and July 25, 2015 were as follows:

	Weighted Average Rate End of Period
	April 23, 2016	July 25, 2015
Borrowings - Term Loan	2.42%	1.94%
Borrowings - Revolving facility	2.26%	2.02%
Standby Letters of Credit	1.75%	1.75%
Unused Revolver	0.35%	0.35%

The Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter. It provides for certain increases to this ratio in connection with permitted acquisitions on the terms and conditions specified in the Credit Agreement. In addition, the Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated interest coverage ratio, which is the ratio of the Company’s trailing twelve month consolidated EBITDA to its consolidated interest expense, as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At April 23, 2016 and July 25, 2015, the Company was in compliance with the financial covenants of the Credit Agreement and had additional borrowing availability in the revolving facility of $178.3 million and $300.3 million, respectively, as determined by the most restrictive covenants. See Note 18, Subsequent Events, in the Notes to the Condensed Consolidated Financial Statements for information regarding the May 20, 2016 amendment and incremental term loan.

0.75% Convertible Senior Notes Due 2021

On September 15, 2015, the Company issued $485 million principal amount of 0.75% senior convertible notes due September 2021 (the “Notes”) in a private placement. The Company received net proceeds of approximately $471.7 million after deducting the initial purchasers’ discount of approximately $13.3 million. The Company used approximately $60.0 million of the net proceeds to repurchase 805,000 shares of its common stock from the initial purchasers of the Notes in privately negotiated transactions. In addition, the Company used approximately $296.6 million of the net proceeds to fund the redemption of all of its 7.125% senior subordinated notes and approximately $41.1 million for the net cost of convertible note hedge transactions and warrant transactions as further described below. The remainder of the proceeds of approximately $73.9 million is intended for general corporate purposes.

The Notes, governed by the terms of an indenture between the Company and U.S. Bank National Association, as trustee, are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company. The Notes bear interest at a rate of 0.75% per year, payable in cash semiannually in March and September, and will mature on September 15, 2021, unless earlier purchased by the Company or converted. In the event the Company fails to perform certain obligations under the indenture, the Notes will accrue additional interest. Certain events are considered “events of default” under the Notes, which may result in the acceleration of the maturity of the Notes, as described in the indenture.

Each $1,000 of principal of the Notes is convertible into 10.3211 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $96.89 per share. The conversion rate is subject to adjustment in certain circumstances, including in connection with specified fundamental changes (as defined in the indenture). In addition, holders of the Notes have the right to require the Company to repurchase all or a portion of their notes on the occurrence of a fundamental change at a price of 100% of their principal amount plus accrued and unpaid interest.

Prior to June 15, 2021, the Notes are convertible by the Note holder under the following circumstances: (1) during any fiscal quarter commencing after October 24, 2015 (and only during such fiscal quarter) if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days period ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on such trading day; (2) during the five consecutive business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after June 15, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their Notes at any time regardless of the foregoing circumstances. Upon conversion, the Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the principal amount of the Notes with cash.

In accordance with ASC Topic 470, Debt (“ASC Topic 470”), certain convertible debt instruments that may be settled in cash upon conversion are required to be separately accounted for as liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature using an indicative market interest rate (“Comparable Yield”) as of the date of issuance. The difference between the principal amount of the notes and the carrying amount represents a debt discount. The debt discount is amortized to interest expense using the Comparable Yield (5.5% with respect to the Notes) using the effective interest rate method over the term of the notes. The Company incurred $4.2 million and $10.1 million of interest expense during the three and nine months ended April 23, 2016, respectively, for the non-cash amortization of the debt discount. The equity component represents the difference between the principal amount of the Notes and the debt discount, both measured at issuance. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

The Notes consist of the following components:

April 23, 2016
(Dollars in thousands)
Liability component
Principal amount of 0.75% senior convertible notes due September 2021	$485,000
Less: Debt discount	(106,269)
Less: Debt issuance costs attributable to the liability component(1)	(9,404)
Net carrying amount of Notes	$369,327
Equity Component(2)	$112,554

(1) Issuance costs of approximately $15.1 million related to the Notes included the initial purchasers’ discount of approximately $13.3 million and approximately $1.8 million paid to third parties. Approximately $10.1 million of issuance costs paid to the initial purchasers of the Notes was allocated to the liability component and recorded as a contra-liability, presented net against the carrying amount of the Notes on the Company’s condensed consolidated balance sheet, of which $9.4 million remains unamortized as of April 23, 2016. Approximately $1.3 million of issuance costs paid to third parties was allocated to the liability component and recorded as deferred costs within other assets in the Company’s condensed consolidated balance sheets. Debt issuance costs attributable to the liability component are amortized to interest expense on the effective interest rate method over the term of the Notes. During the three and nine months ended April 23, 2016, the Company recorded $0.3 million and $0.8 million, respectively, related to the amortization of debt issuance costs of the Notes.

(2) Approximately $3.6 million of issuance costs paid to the initial purchasers of the Notes and third parties was allocated to the equity component and recorded net against the equity component in stockholders’ equity on the condensed consolidated balance sheets.

The Company determined that the fair value of the Notes as of April 23, 2016 was approximately $374.6 million, based on quoted market prices (level 2), compared to a $369.3 million net carrying amount. The fair value and net carrying amount are both reflected net of the debt discount of $106.3 million and debt issuance costs attributable to the liability component of $9.4 million as of April 23, 2016.

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the Notes, the Company entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the Notes and offsetting any potential cash payments in excess of the principal amount of the Notes. In the event that shares or cash are deliverable to holders of the Notes upon conversion at limits defined in the indenture, counterparties to the convertible note hedge will be required to deliver up to 5.006 million shares of the Company’s common stock or pay cash to the Company in a similar amount as the value that the Company delivers to the holders of the Notes based on a conversion price of $96.89 per share. The total cost of the convertible note hedge transactions was $115.8 million.

In addition, the Company entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby the Company sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of the Company’s common stock at a price of $130.43 per share. The warrants will not have a dilutive effect on the Company’s earnings per share unless the Company’s quarterly average share price exceeds the warrant strike price of $130.43 per share. In this event, the Company expects to settle the warrant transactions on a net share basis whereby it will issue shares of its common stock. The Company received proceeds of approximately $74.7 million from the sale of these warrants.

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

The Company recorded a deferred tax liability of $43.4 million in connection with the debt discount associated with the Notes and recorded a deferred tax asset of $43.2 million in connection with the convertible note hedge transactions. Both the deferred tax liability and deferred tax assets are included in non-current deferred tax liabilities as of April 23, 2016.

7.125% Senior Subordinated Notes - Loss on Debt Extinguishment

As of July 25, 2015, Dycom Investments, Inc., (the “Issuer”), a wholly-owned subsidiary of the Company, had outstanding an aggregate principal amount of $277.5 million of 7.125% senior subordinated notes due 2021 (the “7.125% Notes”). The outstanding 7.125% Notes were redeemed on October 15, 2015 (the “Redemption Date”) with a portion of the proceeds from the Notes offering described above. The aggregate amount paid in connection with the redemption was $296.6 million and was comprised of all of the $277.5 million principal amount of the outstanding 7.125% Notes, $4.9 million for accrued and unpaid interest to the Redemption Date, and approximately $14.2 million for the applicable call premium as defined in the indenture governing the 7.125% Notes. The applicable call premium amount consisted of (a) the present value as defined under the indenture of the sum of (i) approximately $4.9 million representing interest for the period from the Redemption Date through January 15, 2016, and (ii) the redemption price of 103.563% (expressed as a percentage of the principal amount) of the 7.125% Notes at January 15, 2016, minus (b) the principal amount of the 7.125% Notes.

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

11. Income Taxes

The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company’s effective income tax rate differs from the statutory rate for the tax jurisdictions where it operates primarily as the result of the impact of non-deductible and non-taxable items and tax credits recognized in relation to pre-tax results. Measurement of the Company’s tax position is based on the applicable statutes, federal and state case law, and its interpretations of tax regulations.

The Company is subject to federal income taxes in the United States, the income taxes of multiple state jurisdictions and in Canada. There were immaterial amounts of pre-tax earnings related to Canadian operations for the three and nine months ended April 23, 2016 and April 25, 2015. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian income tax examinations for fiscal years ended 2011 and prior. The Company believes its provision for income taxes is adequate; however, any assessment would affect the Company’s results of operations and cash flows. Income tax receivable was $15.3 million and $2.1 million as of April 23, 2016 and July 25, 2015, respectively. The $2.1 million income tax receivable as of July 25, 2015 is included in other current assets. The increase in income tax receivable and related increase in deferred tax liabilities, net non-current, was primarily related to the extension of bonus depreciation pursuant to the Protecting Americans from Tax Hikes Act of December 2015. Income tax payable was less than $0.1 million and $8.9 million as of April 23, 2016 and July 25, 2015, respectively, and is included in other accrued liabilities.

As of both April 23, 2016 and July 25, 2015, the Company had total unrecognized tax benefits of $2.3 million, resulting from uncertain tax positions. The Company’s effective tax rate will be reduced during future periods if it is determined these tax benefits are realizable. The Company had approximately $1.0 million and $0.9 million accrued for the payment of interest and penalties as of April 23, 2016 and July 25, 2015, respectively. Interest expense related to unrecognized tax benefits for the Company was immaterial.

12. Other Income, Net

The components of other income, net, were as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 23, 2016	April 25, 2015	April 23, 2016	April 25, 2015
	(Dollars in thousands)
Gain on sale of fixed assets	$4,061	$3,067	$6,213	$6,249
Miscellaneous income, net	262	404	653	752
Total other income, net	$4,323	$3,471	$6,866	$7,001

13. Capital Stock

Repurchases of Common Stock - The Company made the following share repurchases during fiscal 2015 and the interim periods of fiscal 2016:

Period	Number of Shares Repurchased	Total Consideration (Dollars in thousands)	Average Price Per Share
Fiscal 2015	1,669,924	$87,146	$52.19
Fiscal 2016:
Three months ended October 24, 2015	954,224	$69,997	$73.35
Three months ended April 23, 2016	1,557,354	$100,000	$64.21

In connection with the Notes offering in September 2015, the Company used approximately $60.0 million of the net proceeds from the Notes to repurchase 805,000 shares of its common stock from the initial purchasers of the Notes in privately negotiated transactions at a price of $74.53 per share, the closing price of Dycom’s common stock on September 9, 2015. The additional $10.0 million spent during the three months ended October 24, 2015 was for shares repurchased under an existing authorization. During the three months ended April 23, 2016, the Company repurchased 1,557,354 shares for $100.0 million at an average price of $64.21 per share also under authorized share repurchase programs. All shares repurchased during fiscal 2016 have been canceled. Upon cancellation, the excess over par value is recorded as a reduction in additional paid-in capital until the balance is reduced to zero, with any additional excess recorded to retained earnings. During the three months ended April 23, 2016, $17.1 million was charged to retained earnings related to the Company’s share repurchases.

During the quarter ended April 23, 2016, the Company exhausted its previously authorized stock repurchase programs. On April 26, 2016, the Company announced that its Board of Directors authorized an additional $100 million to repurchase shares of the Company's outstanding common stock through October 2017 in open market or private transactions. As of May 26, 2016, $100 million remained available for repurchase. See Note 18, Subsequent Events, for information regarding the share repurchase authorization.

Restricted Stock Tax Withholdings - During the nine months ended April 23, 2016 and April 25, 2015, the Company withheld 156,362 shares and 138,535 shares, respectively, totaling $12.1 million and $4.3 million, respectively, to meet payroll tax withholdings obligations arising from the vesting of restricted share units. All shares withheld have been canceled. Shares withheld for tax withholdings do not reduce the Company’s total share repurchase authority.

14. Stock-Based Awards

The Company has certain stock-based compensation plans which provide for the grants of stock-based awards, including stock options, restricted shares, performance shares, restricted share units, performance share units, and stock appreciation rights.

Compensation expense for stock-based awards is based on fair value at the measurement date and fluctuates over time as a result of the vesting period of the stock-based awards and Company’s performance, as measured by criteria set forth in the performance-based awards. Expense is included in general and administrative expenses in the condensed consolidated statements of operations and the amount of expense ultimately recognized is based on the number of awards that actually vest. Accordingly, future stock-based compensation expense may vary from fiscal year to fiscal year.

Stock-based compensation expense and the related tax benefit recognized related to stock options and restricted share units during the three and nine months ended April 23, 2016 and April 25, 2015 were as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	April 23, 2016	April 25, 2015	April 23, 2016	April 25, 2015
Stock-based compensation	$3,892	$3,219	$12,600	$10,773
Tax benefit recognized in the statement of operations	$1,467	$1,248	$4,809	$4,221

The performance criteria for targets awards are based on the Company’s fiscal year operating earnings (adjusted for certain amounts) as a percentage of contract revenues and its fiscal year operating cash flow level. Additionally, certain awards include three-year performance goals that, if met, result in supplemental shares awarded. For performance-based restricted share units

(“Performance RSUs”), the Company evaluates compensation expense quarterly and recognizes expense for performance-based awards only if it determines it is probable that performance criteria for the awards will be met.

During the nine months ended April 23, 2016, the Company recognized approximately $5.2 million in stock-based compensation expense in connection with certain performance-based target awards related to the fiscal 2016 performance criteria. In addition, during the nine months ended April 23, 2016, the Company recognized approximately $0.3 million in stock-based compensation expense in connection with supplemental shares for the three-year performance period ending fiscal 2016. In the event the Company determines it is no longer probable that it will achieve certain performance criteria for the awards, it would reverse the associated stock-based compensation expense that it had previously recognized in the period such determination is made.

As of April 23, 2016, the Company had total unrecognized compensation expense of $30.3 million related to stock options, time-based restricted share units (“RSUs”) and target Performance RSUs (based on the Company’s estimate of performance goal achievement) of $3.4 million, $9.0 million, and $17.9 million, respectively. This expense will be recognized over a weighted-average number of years of 2.8, 2.8, and 1.6, respectively, based on the average remaining service periods for the awards. As of April 23, 2016, the Company may recognize an additional $6.6 million in compensation expense in future periods if the maximum amount of Performance RSUs is earned based on certain performance goals being met.

Stock Options

The following table summarizes stock option award activity during the nine months ended April 23, 2016:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of July 25, 2015	915,323	$16.86
Granted	35,863	$78.20
Options exercised	(144,756)	$12.55
Canceled	(800)	$13.88
Outstanding as of April 23, 2016	805,630	$20.37

Exercisable options as of April 23, 2016	621,858	$15.42

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the nine months ended April 23, 2016:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price
Outstanding as of July 25, 2015	322,008	$24.46	945,540	$26.46
Granted	89,977	$72.06	238,209	$77.86
Share units vested	(122,910)	$23.79	(361,998)	$25.28
Forfeited or canceled	(22,928)	$24.35	(192,613)	$23.15
Outstanding as of April 23, 2016	266,147	$40.88	629,138	$47.61

The total amount of granted Performance RSUs presented above consists of 170,304 target shares granted to officers and employees and 67,905 supplemental shares granted to officers of the Company and its subsidiaries. During fiscal 2016, the Company canceled approximately 169,790 supplemental shares of Performance RSUs outstanding as of July 25, 2015, as a result of fiscal 2015 performance criteria for attaining supplemental shares not being met. The total amount of Performance RSUs outstanding as of April 23, 2016 consists of 503,848 target shares and 125,290 supplemental shares.

15. Related Party Transactions

The Company leases certain administrative offices and equipment as well as pays for certain subcontracting services and materials from officers of its subsidiaries and entities related to officers of its subsidiaries. Expenses under these arrangements for the three and nine months ended April 23, 2016 and April 25, 2015 were as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	April 23, 2016	April 25, 2015	April 23, 2016	April 25, 2015
Real property and equipment leases	$622	$648	$2,060	$1,952
Subcontractors and materials expense	$1,064	$792	$2,915	$1,981

16. Concentration of Credit Risk

The Company’s customer base is highly concentrated, with its top five customers accounting for approximately 68.8% and 60.1% of its total contract revenues during the nine months ended April 23, 2016 and April 25, 2015, respectively. Customers whose contract revenues exceeded 10% of total contract revenue during the three or nine months ended April 23, 2016 or April 25, 2015 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 23, 2016	April 25, 2015	April 23, 2016	April 25, 2015
AT&T Inc.	26.8%	21.3%	22.8%	21.5%
Comcast Corporation	14.4%	13.3%	13.3%	13.0%
CenturyLink, Inc.	13.7%	13.9%	14.7%	13.7%
Verizon Communications Inc.	10.4%	7.5%	10.6%	7.1%

Customers whose combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings, net (“CIEB, net”) exceeded 10% of total combined trade receivables and CIEB, net as of April 23, 2016 or July 25, 2015 were as follows: AT&T Inc. - $161.9 million, or 23.0% as of April 23, 2016 and $101.7 million, or 17.7% as of July 25, 2015; Comcast Corporation - $92.0 million, or 13.1% as of April 23, 2016 and $63.0 million, or 11.0% as of July 25, 2015; CenturyLink, Inc. - $79.4 million, or 11.3% as of April 23, 2016 and $80.1 million, or 14.0% as of July 25, 2015; Windstream Corporation - $73.9 million, or 10.5% as of April 23, 2016 and $47.8 million, or 8.3% as of July 25, 2015; and Verizon Communications Inc. - $71.6 million, or 10.2% as of April 23, 2016 and $50.8 million, or 8.9% as of July 25, 2015. Additionally, another customer had $84.3 million, or 12.0% as of April 23, 2016 and $64.5 million, or 11.2% as of July 25, 2015;

The Company believes that none of its significant customers were experiencing financial difficulties that would materially impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of April 23, 2016. See Note 4, Accounts Receivable, and Note 5, Costs and Estimated Earnings in Excess of Billings, for additional information regarding the Company’s trade accounts receivable and costs and estimated earnings in excess of billings.

17. Commitments and Contingencies

In May 2013, CertusView Technologies, LLC (“CertusView”), a wholly-owned subsidiary of the Company, filed suit against S & N Communications, Inc. and S & N Locating Services, LLC in the United States District Court for the Eastern District of Virginia alleging infringement of certain United States patents. In January 2015, the District Court granted defendants’ motion for judgment on the pleadings for failure to claim patent-eligible subject matter, and entered final judgment on those claims the same day. CertusView filed a Notice of Appeal in February 2015 with the Court of Appeals for the Federal Circuit. In May 2015, the District Court re-opened the case to allow defendants to proceed with inequitable conduct counterclaims. In July 2015, the Court of Appeals dismissed the appeal in that court pending resolution of proceedings in the District Court. A bench trial in the District Court on the inequitable conduct counterclaims whereby defendants are seeking additional grounds to find the patents unenforceable took place in March 2016 and post-trial briefs were filed with the District Court on April 22, 2016. An unfavorable outcome for the inequitable conduct counterclaims may result in an award of attorneys’ fees, costs, and expenses. The Company believes the counterclaims to be without merit and intends to vigorously defend itself against these counterclaims and appeal the District Court’s ruling with respect to the patent-eligible subject matter.

From time to time, the Company is party to various other claims and legal proceedings. It is the opinion of management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on its financial statements.

For claims within the Company’s insurance program, it retains the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. The Company has established reserves that it believes to be adequate based on current evaluations and experience with these types of claims. For these claims, the effect on the Company’s financial statements is generally limited to the amount needed to satisfy insurance deductibles or retentions.

Commitments

Performance Bonds and Guarantees - The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of April 23, 2016 and July 25, 2015, the Company had $242.0 million and $294.9 million of outstanding performance and other surety contract bonds, respectively.

The Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit - The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize the Company’s obligations to its insurance carriers in connection with the settlement of potential claims. As of April 23, 2016 and July 25, 2015, the Company had $57.7 million and $54.4 million, respectively, of outstanding standby letters of credit issued under the Credit Agreement.

18. Subsequent Events

On April 26, 2016, the Company announced that its Board of Directors authorized an additional $100 million to repurchase shares of the Company's outstanding common stock through October 2017. As of May 26, 2016, $100 million remained available for repurchases.

On May 20, 2016, the Company and certain of its subsidiaries amended the Credit Agreement, dated as of December 3, 2012 (as amended as of May 20, 2016, April 24, 2015 and September 9, 2015, the “Amended Credit Agreement”), with the various lenders named therein. The amendment, among other things, establishes an additional term loan in the aggregate principal amount of $200.0 million thereby increasing the term loan facility to $350.0 million. The additional term loan is subject to terms and conditions substantially similar to those applicable to the existing term loan. After the incurrence of the additional term loan, the amendment provides the ability for the Company to enter into one or more incremental facilities, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans, up to the greater of (i) $150.0 million and (ii) an amount such that, after giving effect to such incremental facility on a pro forma basis (assuming that the amount of the incremental commitments is fully drawn and funded), the consolidated senior secured leverage ratio (as defined in the Amended Credit Agreement) does not exceed 2.25 to 1.00.

The Company intends to use the proceeds of the additional term loan to pay down revolving loans, thus increasing availability under its revolving facility in the Amended Credit Agreement, and for general corporate purposes. The amendment also amends certain covenants to provide, among other things, more flexibility to the Company to incur debt and to make capital expenditures.

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, including any documents incorporated by reference or deemed to be incorporated by reference herein, contains forward-looking statements relating to future events, financial performance, strategies, expectations, and the competitive environment. Words such as “outlook,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “forecast,” “may,” “should,” “could,” “project,” “target” and similar expressions, as well as statements written in the future tense, identify forward-looking statements. They will not necessarily be accurate indications of whether or at what time such performance or results will be achieved.

You should not consider forward-looking statements as guarantees of future performance or results. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief at that time with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences are discussed within Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, as well as Item 1, Business, Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 4, 2015 and other risks outlined in our other periodic filings with the Securities and Exchange Commission. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement. Our forward-looking statements are only made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update them to reflect new information or events or circumstances arising after such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended July 25, 2015. Our Annual Report on Form 10-K for the year ended July 25, 2015, was filed with the Securities and Exchange Commission (“SEC”) on September 4, 2015 and is available on the SEC’s website at www.sec.gov and on our website at www.dycomind.com.

Introduction

We are a leading provider of specialty contracting services throughout the United States and in Canada. Our subsidiary companies provide program management, engineering, construction, maintenance, and installation services for telecommunications providers, underground facility locating services for various utilities, including telecommunications providers, and other construction and maintenance services for electric and gas utilities. We provide the labor, tools and equipment necessary to design, engineer, locate, maintain, expand, install and upgrade the telecommunications infrastructure of our customers.

Significant developments in consumer applications within the telecommunications industry, including advanced digital and video service offerings, continue to increase demand for greater capacity and reliability of our customers’ wireline and wireless networks. Telecommunications providers outsource a significant portion of their engineering, construction, maintenance, and installation requirements, driving demand for our services.

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

Opportunities exist to improve rural networks as a result of Phase II of the Connect America Fund. This six-year program, administered by the Federal Communications Commission (the “FCC”), will provide $1.676 billion in funding per year to price cap carriers and others to expand and support broadband deployments in rural areas. In aggregate, our current customers, including four of our top ten customers, have accepted over $1.496 billion in funding per year under this program. We expect this program to contribute to demand for services in our industry.

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

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable television multiple system operators, wireless carriers, telecommunication equipment and infrastructure providers, and electric and gas utilities. Our customer base is highly concentrated, with our top five customers accounting for approximately 68.8% and 60.1% of our total revenues for the nine months ended April 23, 2016 and April 25, 2015, respectively. The following reflects the percentage of total revenue from customers who contributed at least 2.5% to our total revenue during the three or nine months ended April 23, 2016 or April 25, 2015:

	For the Three Months Ended		For the Nine Months Ended
	April 23, 2016	April 25, 2015	April 23, 2016	April 25, 2015
AT&T Inc.	26.8%	21.3%	22.8%	21.5%
Comcast Corporation	14.4%	13.3%	13.3%	13.0%
CenturyLink, Inc.	13.7%	13.9%	14.7%	13.7%
Verizon Communications Inc.	10.4%	7.5%	10.6%	7.1%
Windstream Corporation	5.6%	4.6%	5.8%	4.5%
Time Warner Cable Inc.	3.2%	4.7%	4.1%	4.9%
Charter Communications, Inc.	1.8%	3.0%	2.1%	3.4%
Corning Incorporated	0.3%	2.8%	0.6%	2.4%

In addition, another customer contributed 7.1% and 6.3% to our total revenue during the three months ended April 23, 2016 and April 25, 2015, respectively, and 7.4% and 4.5% during the nine months ended April 23, 2016 and April 25, 2015, respectively.

We generally have multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often a number of exceptions, including the customer’s ability to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer’s own employees, and the use of other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, we occasionally are able to extend a portion of these agreements through negotiations. Revenues from multi-year master service agreements were approximately 62.3% and 63.5% of total contract revenues during the three months ended April 23, 2016 and April 25, 2015, respectively, and 62.2% and 66.1% during the nine months ended April 23, 2016 and April 25, 2015, respectively.

We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms generally three to four months in duration) and often include customary retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion. Revenues from long-term contracts for specific projects were 20.4% and 16.3% as a percentage of total contract revenues during the three months ended April 23, 2016 and April 25, 2015, respectively, and 18.6% and 13.4% during the nine months ended April 23, 2016 and April 25, 2015, respectively.

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

Fiscal 2016 - On August 7, 2015, we acquired TelCom Construction, Inc. and an affiliate (together, “TelCom”). The purchase price was $48.8 million paid in cash. TelCom, based in Clearwater, Minnesota, provides construction and maintenance services for telecommunications providers throughout the United States. This acquisition expands our geographical presence within our existing customer base.

Fiscal 2015 - During the first quarter of fiscal 2015, we acquired Hewitt Power & Communications, Inc. (“Hewitt”) for $8.0 million, net of cash acquired. Hewitt provides specialty contracting services primarily for telecommunications providers in the Southeastern United States. During the second quarter of fiscal 2015, we acquired the assets of two cable installation contractors for an aggregate purchase price of $1.5 million. During the fourth quarter of fiscal 2015, we acquired Moll’s Utility Services, LLC (“Moll’s”) for $6.5 million, net of cash acquired. Moll’s provides specialty contracting services primarily for utilities in the Midwest United States. We also acquired the assets of Venture Communications Group, LLC (“Venture”) for $15.6 million during the fourth quarter of fiscal 2015. Venture provides specialty contracting services primarily for telecommunications providers in the Midwest and Southeastern United States.

The results of these acquisitions are included in the condensed consolidated financial statements from their respective dates of acquisition. The results from businesses acquired during fiscal 2016 and fiscal 2015 were not considered material to the Company’s condensed consolidated financial statements, individually or in the aggregate. Purchase price allocations of businesses acquired during fiscal 2016 are preliminary and will be completed during fiscal 2016 when valuations are finalized for intangible assets and other amounts.

Understanding Our Results of Operations

The following information is presented in order for the reader to better understand certain factors impacting our results of operations and profitability and should be read in conjunction with Critical Accounting Policies and Estimates within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 1, Accounting Policies, in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended July 25, 2015 filed with the SEC on September 4, 2015.

Revenues. We perform a majority of our services under master service agreements and other agreements that contain customer-specified service requirements, such as discrete pricing for individual tasks. Revenue is recognized under these arrangements based on units-of-delivery and revenue is recognized as each unit is completed. The remainder of our services, representing less than 10% of our contract revenues during the nine months ended April 23, 2016 and April 25, 2015, are performed under contracts using the cost-to-cost measures of completion. Revenue is recognized under these arrangements based on the ratio of contract costs incurred to date to total estimated contract costs. There were no material amounts of unapproved change orders or claims recognized during the nine months ended April 23, 2016 or April 25, 2015. The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized.

Cost of Earned Revenues. Cost of earned revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by independent subcontractors, operation of capital equipment (excluding depreciation), direct materials, insurance costs, and other direct costs. For claims within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health.

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

Loss on Debt Extinguishment. Loss on debt extinguishment for the current year includes pre-tax charges related to the redemption of our 7.125% senior subordinated notes (the “7.125% Notes”), including the write-off of deferred debt issuance costs on the 7.125% Notes.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies and critical accounting estimates described in our Annual Report on Form 10-K for the year ended July 25, 2015.

Results of Operations

The table below sets forth our condensed consolidated statements of operations for the periods indicated and the amounts as a percentage of revenue (totals may not add due to rounding). The results of operations of businesses acquired are included in the accompanying condensed consolidated financial statements from their dates of acquisition.

	For the Three Months Ended				For the Nine Months Ended
	April 23, 2016		April 25, 2015		April 23, 2016		April 25, 2015
	(Dollars in millions)
Revenues	$664.6	100.0%	$492.4	100.0%	$1,883.4	100.0%	$1,443.8	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	520.4	78.3	388.2	78.9	1,477.7	78.5	1,147.1	79.5
General and administrative	56.5	8.5	44.7	9.1	155.0	8.2	131.2	9.1
Depreciation and amortization	31.6	4.8	24.0	4.9	88.9	4.7	70.2	4.9
Total	608.5	91.6	456.9	92.8	1,721.6	91.4	1,348.5	93.4
Interest expense, net	(8.0)	(1.2)	(6.6)	(1.3)	(25.0)	(1.3)	(20.1)	(1.4)
Loss on debt extinguishment	—	—	—	—	(16.3)	(0.9)	—	—
Other income, net	4.3	0.7	3.5	0.7	6.9	0.4	7.0	0.5
Income before income taxes	52.5	7.9	32.3	6.6	127.4	6.8	82.2	5.7
Provision for income taxes	19.4	2.9	12.0	2.4	48.0	2.5	31.7	2.2
Net income	$33.1	5.0%	$20.3	4.1%	$79.4	4.2%	$50.5	3.5%

Our fiscal year ends on the last Saturday in July. As a result, each fiscal year consists of either fifty-two weeks or fifty-three weeks of operations (with an additional week of operations occurring in the fourth quarter). Fiscal 2015 contained fifty-two weeks and fiscal 2016 will contain fifty-three weeks of operations.

Revenues. Revenues increased to $664.6 million during the three months ended April 23, 2016 from $492.4 million during the three months ended April 25, 2015. Revenues increased in the current period primarily from services for customers deploying 1 gigabit networks, new awards with significant customers, and revenues generated by businesses acquired in the first quarter of fiscal 2016 and the fourth quarter of fiscal 2015.

During the three months ended April 23, 2016 total revenues of $30.8 million were generated by businesses that were not owned for the entire period in both the current and prior year third quarter. Excluding this amount, revenues increased by approximately $141.5 million during the three months ended April 23, 2016, as compared to the prior year period. Revenues increased by approximately $73.4 million for a significant telecommunications customer improving its network and by approximately $32.4 million for a large telecommunications customer primarily for increased activity for services performed under new awards. Revenues increased for a leading cable multiple system operator by approximately $30.6 million from installation, maintenance and construction services, including services to provision fiber to small and medium businesses as well as network improvements. Further, revenues increased by approximately $16.9 million for services performed for a telecommunications customer in connection with rural services. Revenues also increased for services performed on a customer’s fiber network by approximately $16.5 million. Partially offsetting these increases, revenues related to stimulus work on projects funded in part by the American Recovery and Reinvestment Act of 2009 declined $8.7 million from the prior year period as the program was completed. In addition, revenues declined $12.0 million for a customer where we were providing fiber construction on their end customer’s network. All other customers, on a combined basis, had net decreases in revenues of $7.6 million during the three months ended April 23, 2016, compared to the prior year period.

The percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 90.7%, 5.8%, and 3.5%, respectively, for the three months ended April 23, 2016, compared to 90.2%, 6.2% and 3.6%, respectively, for the three months ended April 25, 2015.

Revenues increased to $1.883 billion during the nine months ended April 23, 2016 from $1.444 billion during the nine months ended April 25, 2015. Revenues increased in the current period primarily from services for customers deploying 1 gigabit networks, new awards with significant customers, and revenues generated by businesses acquired in the first quarter of fiscal 2016 and during fiscal 2015.

During the nine months ended April 23, 2016 and April 25, 2015, total revenues of $110.4 million and $10.3 million, respectively, were generated by businesses that were not owned for the entire period in both the current and prior year period. Excluding these amounts, revenues increased by approximately $339.4 million during the nine months ended April 23, 2016, as compared to the prior year period. Revenues increased by approximately $117.8 million for a significant telecommunications customer improving its network. Revenues also increased by approximately $97.4 million for a large telecommunications customer primarily for services performed under new awards and by approximately $73.1 million for services performed on a customer’s fiber network. In addition, revenues increased by approximately $62.1 million for a leading cable multiple system operator from installation, maintenance and construction services, including services to provision fiber to small and medium businesses as well as network improvements. Revenues also increased by approximately $56.4 million for services performed for a telecommunications customer in connection with rural services. Partially offsetting these increases, revenues related to stimulus work on projects funded in part by the American Recovery and Reinvestment Act of 2009 declined $31.5 million from the prior year period as the program was completed. In addition, revenues declined $22.7 million for a customer where we were providing fiber construction on their end customer’s network. All other customers, on a combined basis, had net decreases in revenues of $13.2 million during the nine months ended April 23, 2016, compared to the prior year period.

The percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 90.6%, 5.8%, and 3.6%, respectively, for the nine months ended April 23, 2016, compared to 89.7%, 6.1% and 4.2%, respectively, for the nine months ended April 25, 2015.

Costs of Earned Revenues. Costs of earned revenues increased to $520.4 million during the three months ended April 23, 2016, compared to $388.2 million during the prior year period. The increase was primarily due to a higher level of operations during the three months ended April 23, 2016, including the operating costs of businesses acquired during fiscal 2016 and fiscal 2015. The primary components of the increase were a $111.4 million aggregate increase in direct labor and subcontractor costs, $13.5 million increase in direct material costs, $4.6 million net increase in equipment rental, maintenance and fuel costs, and $2.7 million increase in other direct costs.

Costs of earned revenues as a percentage of contract revenue decreased 0.6% during the three months ended April 23, 2016, compared to the three months ended April 25, 2015. Direct material costs and other direct costs combined decreased 2.5% of contract revenue as a result of operating leverage on our increased level of operations and from lower fuel prices. Partially offsetting these decreases, labor and subcontractor costs increased 1.9% of contract revenue for the three months ended April 23, 2016, compared to the prior year period. The increase in labor and subcontractor costs as a percentage of contract revenue primarily resulted from changes in work type mix and costs incurred to expand operations for several large customer programs, including the impact on productivity.

Costs of earned revenues increased to $1.478 billion during the nine months ended April 23, 2016, compared to $1.147 billion during the prior year period. The increase was primarily due to a higher level of operations during the nine months ended April 23, 2016, including the operating costs of businesses acquired during fiscal 2016 and fiscal 2015. The primary components of the increase were a $275.4 million aggregate increase in direct labor and subcontractor costs, $32.5 million increase in direct material costs, $7.1 million net increase in equipment rental, maintenance and fuel costs, and $15.5 million increase in other direct costs, including insurance claim expense.

Costs of earned revenues as a percentage of contract revenue decreased 1.0% during the nine months ended April 23, 2016, compared to the nine months ended April 25, 2015. Direct material costs and other direct costs combined decreased 2.2% of contract revenue as a result of operating leverage on our increased level of operations and from lower fuel prices. Partially offsetting these decreases, labor and subcontractor costs increased 1.2% of contract revenue for the nine months ended April 23, 2016, compared to the prior year period. The increase in labor and subcontractor costs as a percentage of contract revenue primarily resulted from changes in work type mix and costs incurred to expand operations for several large customer programs, including the impact on productivity. Additionally, during the nine months ended April 23, 2016 there were seasonal impacts resulting from acquisitions made during calendar 2015.

General and Administrative Expenses. General and administrative expenses increased to $56.5 million, or 8.5% of contract revenue, during the three months ended April 23, 2016, compared to $44.7 million, or 9.1% of contract revenue during the three months ended April 25, 2015. The increase in total general and administrative expenses during the three months ended April 23, 2016 resulted from increased payroll and performance-based compensation costs, costs of businesses acquired in fiscal 2016 and fiscal 2015, higher legal and other professional fees, and increased technology and facilities costs as we expanded our operations. Additionally, stock-based compensation increased to $3.9 million during the three months ended April 23, 2016, compared to $3.2 million during the three months ended April 25, 2015. The decrease in general and administrative expenses as a percentage of contract revenue is due to operating leverage on our increased level of operations.

General and administrative expenses increased to $155.0 million, or 8.2% of contract revenue, during the nine months ended April 23, 2016, compared to $131.2 million, or 9.1% of contract revenue during the nine months ended April 25, 2015. The increase in total general and administrative expenses during the nine months ended April 23, 2016 resulted from increased payroll and performance-based compensation costs, costs of businesses acquired in fiscal 2016 and fiscal 2015, and increased technology and facilities costs as we expanded our operations. Additionally, stock-based compensation increased to $12.6 million during the nine months ended April 23, 2016, compared to $10.8 million during the nine months ended April 25, 2015. The decrease in general and administrative expenses as a percentage of contract revenue is due to operating leverage on our increased level of operations.

Depreciation and Amortization. Depreciation and amortization was $31.6 million and $24.0 million during the three months ended April 23, 2016 and April 25, 2015, respectively, and totaled 4.8% and 4.9% of contract revenue, respectively. Depreciation and amortization was $88.9 million and $70.2 million during the nine months ended April 23, 2016 and April 25, 2015, respectively, and totaled 4.7% and 4.9% of contract revenue, respectively. The increase in depreciation and amortization expense during the three and nine months ended April 23, 2016 is a result of the addition of fixed assets during fiscal 2016 and fiscal 2015 and incremental expense of businesses acquired in fiscal 2016 and fiscal 2015. Amortization expense was $4.5 million and $4.1 million during the three months ended April 23, 2016 and April 25, 2015, respectively, and was $14.0 million and $12.4 million during the nine months ended April 23, 2016 and April 25, 2015, respectively.

Interest Expense, Net. Interest expense, net was $8.0 million and $6.6 million during the three months ended April 23, 2016 and April 25, 2015, respectively, and $25.0 million and $20.1 million during the nine months ended April 23, 2016 and April 25, 2015, respectively. Interest expense includes approximately $4.2 million and $10.1 million for the non-cash amortization of debt discount associated with our senior convertible notes during the three and nine months ended April 23, 2016, respectively. Excluding this amortization, interest expense, net decreased to $3.8 million and $14.9 million during the three and nine months ended April 23, 2016, respectively, primarily due to a lower interest coupon rate on the senior convertible notes issued in September 2015 compared to the previously outstanding 7.125% Notes. See Note 10, Debt, in Notes to the Condensed Consolidated Financial Statements.

Loss on Debt Extinguishment. In connection with the redemption of our 7.125% Notes, we incurred a pre-tax charge for early extinguishment of debt of approximately $16.3 million during first quarter of fiscal 2016. This charge is comprised of approximately: (i) $4.9 million for the present value of the interest payments for the period from the redemption date of October 15, 2015 through January 15, 2016, (ii) $6.5 million for the excess of the present value of the redemption price over the carrying value of the 7.125% Notes, and (iii) $4.9 million for the write-off of deferred financing charges related to the fees incurred on the 7.125% Notes issuance.

Other Income, Net. Other income was $4.3 million and $3.5 million during the three months ended April 23, 2016 and April 25, 2015, respectively, and $6.9 million and $7.0 million during the nine months ended April 23, 2016 and April 25, 2015, respectively. The change in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during the three and nine months ended April 23, 2016, compared to the prior year periods.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three and nine months ended April 23, 2016 and April 25, 2015:

	For the Three Months Ended		For the Nine Months Ended
	April 23, 2016	April 25, 2015	April 23, 2016	April 25, 2015
	(Dollars in millions)
Income tax provision	$19.4	$12.0	$48.0	$31.7
Effective income tax rate	36.9%	37.2%	37.7%	38.5%

Fluctuations in our effective income tax rate were primarily attributable to the difference in income tax rates from state to state, non-deductible and non-taxable items, disqualifying dispositions of incentive stock option exercises, and production-related tax deductions recognized in relation to our pre-tax results during the periods. The decrease in our effective income tax rate during the current year periods, as compared to the prior year periods, is primarily due to increased production-related tax deductions recognized in relation to higher pre-tax results in the current periods and a lesser impact of non-deductible items. We had total unrecognized tax benefits of approximately $2.3 million as of both April 23, 2016 and July 25, 2015, which, if recognized, would favorably affect our effective tax rate.

Net Income. Net income was $33.1 million for the three months ended April 23, 2016, compared to $20.3 million for the three months ended April 25, 2015. Net income was $79.4 million for the nine months ended April 23, 2016, compared to $50.5 million for the nine months ended April 25, 2015.

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and costs and estimated earnings in excess of billings. Cash and equivalents primarily include balances on deposit with banks and totaled $19.3 million as of April 23, 2016, compared to $21.3 million as of July 25, 2015. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

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

Sources of Cash. Our sources of cash have been operating activities, long-term debt, equity offerings, stock option proceeds, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, equipment, materials, and subcontractors, are required to be paid before the related customer balances owed are invoiced and collected. Our working capital (total current assets less total current liabilities) was $606.2 million as of April 23, 2016, compared to $469.9 million as of July 25, 2015.

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

We expect capital expenditures, net of disposals, to slightly exceed $175 million for fiscal 2016 to support growth opportunities and the replacement of certain fleet assets. Our level of capital expenditures can vary depending on the customer demand for our services, the replacement cycle we select for our equipment, and overall growth. We intend to fund these expenditures primarily from operating cash flows, availability under our credit facility and cash on hand.

Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our credit agreement, are sufficient to meet our financial obligations. These obligations include interest payments required on our senior convertible notes and outstanding borrowings under our credit agreement, working capital requirements, and the normal replacement of equipment at our current level of operations for at least the next twelve months. Our capital requirements may increase to the extent we seek to grow by acquisitions that involve consideration other than our stock, or to the extent we repurchase our common stock, repay revolving borrowings, or repurchase or convert our senior convertible notes. Changes in financial markets or other components of the economy could adversely impact our ability to access the capital markets, in which case we would expect to rely on a combination of available cash and our credit agreement to provide short-term funding. Management regularly monitors the financial markets and assesses general economic conditions for possible impact on our financial position. We believe our cash investment policies are prudent and expect that any volatility in the capital markets would not have a material impact on our cash investments.

Net cash flows. The following table presents our net cash flows for the nine months ended April 23, 2016 and April 25, 2015:

	For the Nine Months Ended
	April 23, 2016	April 25, 2015
	(Dollars in millions)
Net cash flows:
Provided by operating activities	$79.0	$123.6
Used in investing activities	$(181.6)	$(84.4)
Provided by (used in) financing activities	$100.6	$(37.3)

Cash Provided by Operating Activities. During the nine months ended April 23, 2016, net cash provided by operating activities was $79.0 million. Non-cash items in the cash flows from operating activities during the nine months ended April 23, 2016 and April 25, 2015 were primarily depreciation and amortization, gain on sale of assets, bad debt expense, stock-based compensation, amortization of debt discount, non-cash loss on debt extinguishment of approximately $2.0 million, amortization of debt issuance costs, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $127.4 million of operating cash flow during the nine months ended April 23, 2016. Working capital changes that used operating cash flow during the nine months ended April 23, 2016 were increases in accounts receivable and costs and estimated earnings in excess of billings of $29.7 million and $77.2 million, respectively. Additionally, decreases in accrued liabilities used $2.9 million of operating cash flow primarily resulting from the timing of payments. In addition, net increases in other current assets and other non-current assets used $13.9 million of operating cash flow during the nine months ended April 23, 2016 primarily for inventory and for prepaid costs. Further, there was a net increase in income tax receivable of $10.6 million primarily as a result of tax payments made during the nine months ended April 23, 2016. With the extension of bonus depreciation tax regulations in December 2015, the resulting income tax receivable will be applied towards our taxable income in future periods. Working capital changes that provided operating cash flow during the nine months ended April 23, 2016 were increases in accounts payable of $6.8 million due to the timing of payments.

Our days sales outstanding (“DSO”) for accounts receivable (based on the ending accounts receivable divided by the average daily revenue for the most recently completed quarter) was 49 days as of both April 23, 2016 and April 25, 2015. Contract payment terms vary by customer and primarily range from 30 to 60 days after invoicing. Our DSO for costs and estimated earnings in excess of billings (“CIEB”) was 48 days as of April 23, 2016 compared to 43 days as of April 25, 2015. The increase in DSO related to CIEB was primarily driven by certain customer administrative processing delays on contracts where we have had significant increases in volume.

Our CIEB balances are maintained at a detailed task-specific level or project level and are evaluated regularly for realizability. Such amounts are invoiced in the normal course of business according to contract terms that consider the completion of specific tasks and the passage of time. Project delays for commercial issues such as permitting, engineering changes, incremental documentation requirements, or difficult job site conditions can extend the time needed to complete certain work orders, which may delay invoicing to the customer for work performed. We were not experiencing any material project delays or other circumstances that would impact the realizability of the CIEB balance as of April 23, 2016. Additionally, there were no material amounts of CIEB related to claims or unapproved change orders as of April 23, 2016 or July 25, 2015. As of April 23, 2016, we believe that none of our significant customers were experiencing financial difficulties that would impact the realizability of our CIEB or the collectability of our trade accounts receivable.

During the nine months ended April 25, 2015, net cash provided by operating activities was $123.6 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $1.9 million of operating cash flow during the nine months ended April 25, 2015. Working capital changes that used operating cash flow during the nine months ended April 25, 2015 were increases in net costs and estimated earnings in excess of billings of $17.2 million. Net increases in other current and other non-current assets combined used $9.6 million of operating cash flow during the nine months ended April 25, 2015, primarily for prepaid costs during the period. Additionally, decreases in accounts payable of $1.2 million and net increases in income tax receivables of $1.3 million used operating cash flow during the nine months ended April 25, 2015 due to the timing of payments. The primary working capital sources of cash flow during the nine months ended April 25, 2015 were decreases in accounts receivable of $8.6 million and changes in other accrued liabilities of $18.8 million primarily due to increased accrued insurance claims and accrued interest for semi-annual interest payable due on our 7.125% senior subordinated notes due 2021.

Cash Used in Investing Activities. Net cash used in investing activities was $181.6 million during the nine months ended April 23, 2016, compared to $84.4 million during the nine months ended April 25, 2015. During the nine months ended April 23, 2016, we paid $48.8 million in connection with the acquisition of TelCom. We paid $9.8 million in connection with acquisitions during the nine months ended April 25, 2015. Capital expenditures of $138.7 million were offset in part by proceeds from the sale of assets of $6.4 million and capital expenditures of $76.8 million were offset in part by proceeds from the sale of assets of $6.8 million during the nine months ended April 23, 2016 and April 25, 2015, respectively. The increase in capital expenditures, net during the nine months ended April 23, 2016 was primarily the result of spending for new work opportunities and the replacement of certain fleet assets. Additionally, during the third quarter of fiscal 2015, we made an investment of $4.0 million in non-voting senior units of a former customer in connection with their restructuring plan. Restricted cash, primarily related to funding provisions of our insurance program, increased approximately $0.5 million during each of the nine months ended April 23, 2016 and April 25, 2015.

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $100.6 million during the nine months ended April 23, 2016 compared to $37.3 million used during the nine months ended April 25, 2015. The primary source of cash provided by financing activities during the nine months ended April 23, 2016 was the $485.0 million principal amount of 0.75% senior convertible notes due 2021 (the “Notes”) issued in a private placement in September 2015. During the nine months ended April 23, 2016, we paid approximately $15.5 million in total issuance costs, including the initial purchasers’ discount on the Notes and third party fees and expenses related to our financing transaction. We used $277.5 million of the net proceeds from the Notes issuance to fund the redemption of our 7.125% senior subordinated notes. Furthermore, in connection with the offering of the Notes, we entered into convertible note hedge transactions with counterparties for a total cost of approximately $115.8 million. We also entered into separately negotiated warrant transactions with the same counterparties as the convertible hedge transactions, and received proceeds of approximately $74.7 million from the sale of these warrants. See Note 10, Debt, in the Notes to the Condensed Consolidated Financial Statements for additional discussion of these debt transactions. During the nine months ended April 23, 2016, borrowings under our credit agreement, net of repayments, were $118.8 million. During the nine months ended April 25, 2015, net paydowns under our credit agreement were $10.8 million, including principal payments under the term loan. Additionally, during the nine months ended April 25, 2015, we paid $3.5 million of debt issuance costs in connection with the amendment of our credit agreement.

During the nine months ended April 23, 2016, we repurchased 2,511,578 shares of our common stock in open market transactions, at an average price of $67.69 per share, for approximately $170.0 million. During the nine months ended April 25, 2015, we repurchased 763,768 shares of our common stock in open market transactions, at an average price of $40.18 per share, for approximately $30.7 million. In addition, during the nine months ended April 23, 2016 and April 25, 2015, we received $1.8 million and $6.8 million, respectively, from the exercise of stock options and received excess tax benefits of $11.4 million and $5.2 million, respectively, primarily from the exercises of stock options and vesting of restricted share units. Furthermore, we withheld shares of restricted share units and paid $12.1 million and $4.3 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the nine months ended April 23, 2016 and April 25, 2015, respectively.

Compliance with Credit Agreement and Indenture. We are party to a credit agreement with the various lenders named therein, dated as of December 3, 2012 (as amended as of May 20, 2016, April 24, 2015 and September 9, 2015), that matures on April 24, 2020. See Note 18, Subsequent Events, in the Notes to the Condensed Consolidated Financial Statements for information regarding the May 20, 2016 amendment. As of April 23, 2016, the credit agreement provided for a $450 million revolving facility and $150 million term loan facility and contained a sublimit for the issuance of letters of credit of $200 million. Subject to certain conditions, the credit agreement provides us with the ability to enter into one or more incremental facilities, up to the greater of (i) $150 million and (ii) an amount such that, after giving effect to such incremental facility on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured leverage ratio is the ratio of our consolidated senior secured indebtedness to our trailing twelve month consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined by the credit agreement. The incremental facilities can be in the form of revolving commitments under the credit agreement and/or in the form of term loans. Payments under the credit agreement are guaranteed by substantially all of our subsidiaries and secured by the equity interests of the substantial majority of our subsidiaries.

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

Borrowings - Eurodollar Rate Loans	1.25% - 2.00% plus LIBOR
Borrowings - Base Rate Loans	0.25% - 1.00% plus administrative agent’s base rate*
Unused Revolver Commitment	0.25% - 0.40%
Standby Letters of Credit	1.25% - 2.00%
Commercial Letters of Credit	0.625% - 1.00%

*The agent’s base rate is described in the credit agreement as the highest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Rate plus 0.50%, and (iii) the Eurodollar rate plus 1.00%, plus an applicable margin.

The weighted average interest rates and fees for balances under the credit agreement as of April 23, 2016 and July 25, 2015 were as follows:

	Weighted Average Rate End of Period
	April 23, 2016	July 25, 2015
Borrowings - Term Loan	2.42%	1.94%
Borrowings - Revolving facility	2.26%	2.02%
Standby Letters of Credit	1.75%	1.75%
Unused Revolver	0.35%	0.35%

The credit agreement contains a financial covenant that requires us to maintain a consolidated leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter. It provides for certain increases to this ratio in connection with permitted acquisitions on the terms and conditions specified in the credit agreement. In addition, the credit agreement contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve month consolidated EBITDA to our consolidated interest expense, as defined by the credit agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At April 23, 2016 and July 25, 2015, we were in compliance with the financial covenants of our credit agreement and had additional borrowing availability in the revolving facility of $178.3 million and $300.3 million, respectively, as determined by the most restrictive covenants. See Note 18, Subsequent Events, in the Notes to the Condensed Consolidated Financial Statements for information regarding the May 20, 2016 credit agreement amendment and incremental term loan.

Contractual Obligations. The following table sets forth our outstanding contractual obligations, including related party leases, as of April 23, 2016:

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
	(Dollars in thousands)
0.75% senior convertible notes due 2021	$—	$—	$—	$485,000	$485,000
Credit Agreement – revolving borrowings	—	—	214,000	—	214,000
Credit Agreement – Term Loan	9,375	16,875	123,750	—	150,000
Fixed interest payments on long-term debt (a)	3,638	7,275	7,275	1,818	20,006
Operating lease obligations	18,404	23,688	7,903	5,833	55,828
Employment agreements	10,713	14,892	—	—	25,605
Purchase and other contractual obligations (b)	25,268	—	—	—	25,268
Total	$67,398	$62,730	$352,928	$492,651	$975,707

(a)
Includes interest payments on our $485 million principal amount of 0.75% senior convertible notes due 2021 outstanding and excludes any interest payments on our variable rate debt. Variable rate debt as of April 23, 2016 consisted of $150.0 million outstanding on our Term Loan and $214.0 million in outstanding revolving borrowings under our credit agreement. See Note 18, Subsequent Events, in the Notes to the Condensed Consolidated Financial Statements for information regarding the May 20, 2016 amendment to our credit agreement.

(b)
Purchase and other contractual obligations primarily represent obligations under agreements to purchase vehicles and equipment that have not been received as of April 23, 2016. We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of April 23, 2016.

Our condensed consolidated balance sheet as of April 23, 2016 includes a long-term liability of approximately $51.3 million for accrued insurance claims. This liability has been excluded from the above table as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was $2.3 million as of both April 23, 2016 and July 25, 2015, and is included in other liabilities in the condensed consolidated balance sheet. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance Bonds and Guarantees – We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of April 23, 2016 and July 25, 2015, we had $242.0 million and $294.9 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $78.4 million as of April 23, 2016. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit – We have standby letters of credit issued under our credit agreement as part of our insurance program. These letters of credit collateralize our obligations to our insurance carriers in connection with the settlement of potential claims. As of April 23, 2016 and July 25, 2015, we had $57.7 million and $54.4 million, respectively, outstanding standby letters of credit issued under our credit agreement.

Backlog. Our backlog consists of the estimated uncompleted portion of services to be performed under contractual agreements with our customers and totaled $5.649 billion and $3.680 billion at April 23, 2016 and July 25, 2015, respectively. The increase in backlog primarily relates to new awards and contract extensions during fiscal 2016. We expect to complete 39.2% of the April 23, 2016 backlog during the next twelve months. Our backlog estimates represent amounts under master service agreements and other contractual agreements for services projected to be performed over the terms of the contracts and are based on contract terms, our historical experience with customers and, more generally, our experience in similar procurements. The significant majority of our backlog estimates comprise services under master service agreements and long-term contracts.

Revenue estimates included in our backlog can be subject to change because of project accelerations, cancellations, or delays due to various factors, including but not limited to commercial issues and adverse weather. These factors can also cause revenue to be realized in different periods or in different amounts from those originally reflected in backlog. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. While we did not experience any material cancellations during fiscal 2015 or the nine months ended April 23, 2016, many of our customers may cancel our contracts upon notice regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

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

Our revolving credit facility permits borrowings at a variable rate of interest. On April 23, 2016, we had variable rate debt outstanding under our credit agreement of $214.0 million of revolver borrowings and a $150.0 million term loan. Interest related to these borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of the credit agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $1.8 million annually.

In September 2015, we issued $485 million principal amount of senior convertible notes (the “Notes”), which bear a fixed rate of interest of 0.75%. Due to the fixed rate of interest on the Notes, changes in interest rates would not have an impact on the related interest expense. However, there exists market risk sensitivity on the fair value of the fixed rate Notes with respect to changes in interest rates. Generally, the fair value of the fixed rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes is affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The fair value of the Notes was approximately $374.6 million on April 23, 2016, based on quoted market prices, compared to the $369.3 million net carrying amount. The fair value and net carrying amount are both reflected net of the debt discount of $106.3 million and debt issuance costs attributable to the liability component of $9.4 million as of April 23, 2016. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the third quarter of fiscal 2016, which was $101.08. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $13.0 million, calculated on a discounted cash flow basis.

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

We also entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby we sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of our common stock at a price of $130.43 per share. We expect to settle the warrant transactions on a net share basis. See Note 10, Debt, in Notes to the Condensed Consolidated Financial Statements for additional discussion of these debt transactions.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of April 23, 2016, the market risk for foreign currency exchange rates was not significant as our operations in Canada were not material.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of April 23, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 23, 2016, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Security and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

In May 2013, CertusView Technologies, LLC (“CertusView”), a wholly-owned subsidiary of the Company, filed suit against S & N Communications, Inc. and S & N Locating Services, LLC in the United States District Court for the Eastern District of Virginia alleging infringement of certain United States patents. In January 2015, the District Court granted defendants’ motion for judgment on the pleadings for failure to claim patent-eligible subject matter, and entered final judgment on those claims the same day. CertusView filed a Notice of Appeal in February 2015 with the Court of Appeals for the Federal Circuit. In May 2015, the District Court re-opened the case to allow defendants to proceed with inequitable conduct counterclaims. In July 2015, the Court of Appeals dismissed the appeal in that court pending resolution of proceedings in the District Court. A bench trial in the District Court on the inequitable conduct counterclaims whereby defendants are seeking additional grounds to find the patents unenforceable took place in March 2016 and post-trial briefs were filed with the District Court on April 22, 2016. An unfavorable outcome for the inequitable conduct counterclaims may result in an award of attorneys’ fees, costs, and expenses. We believe the counterclaims to be without merit and intend to vigorously defend ourselves against these counterclaims and appeal the District Court’s ruling with respect to the patent-eligible subject matter.

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

Our bank credit facility imposes restrictions that may prevent us from engaging in beneficial transactions. We have a credit agreement with a syndicate of banks, which provided for a $150 million term loan and a $450 million revolving facility, including a sublimit of $200 million for the issuance of letters of credit as of April 23, 2016. As of May 20, 2016, it provides for a $350 million term loan and a $450 million revolving facility, including a sublimit of $200 million for the issuance of letters of credit. See Note 18, Subsequent Events, the Notes to the Consolidated Financial Statements for information regarding the May 20, 2016 amendment. As of April 23, 2016, we had $214.0 million of outstanding borrowings under the revolving facility, $150.0 million outstanding under the term loan and $57.7 million of outstanding letters of credit issued under the credit agreement. The terms of the credit agreement contain covenants that restrict our ability to, among other things: make certain payments, including the payment of dividends, redeem or repurchase our capital stock, incur additional indebtedness and issue preferred stock, make investments or create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell certain assets, and enter into transactions with affiliates. In addition, the credit agreement requires us to comply with a consolidated leverage ratio and a consolidated interest coverage ratio. A default under our credit agreement or the indenture governing our $485 million of 0.75% senior convertible notes due September 15, 2021 could result in the acceleration of our obligations under either or both of those instruments as a result of cross acceleration and cross default provisions. In addition, these covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.

The convertible note hedge transactions and the warrant transactions may affect the value of our common stock. In connection with the pricing of our $485 million of 0.75% senior convertible notes due September 15, 2021 (the “Notes”), we entered into privately-negotiated convertible note hedge transactions with the hedge counterparties. The convertible note hedge transactions covered, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlay the Notes sold in the offering. We also entered into a separate, privately-negotiated warrant transactions with the hedge counterparties relating to the same number of shares of our common stock, subject to customary anti-dilution adjustments.

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

Several of our subsidiaries participate in multiemployer pension plans under which we could incur material liabilities in certain circumstances. Pursuant to collective bargaining agreements, several of our subsidiaries participate in various multiemployer pension plans that generally provide defined pension benefits to covered employees. Because of the nature of multiemployer plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets contributed by an employer to a multiemployer plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer. Under the Employee Retirement Income Security Act, absent an applicable exception, a contributing employer to an underfunded multiemployer plan is liable upon termination or withdrawal from a plan, for its proportionate share of the plan's unfunded vested liability. One of our subsidiaries, which currently contributes to the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”), a multiemployer pension plan, intends to cease operations on or before June 12, 2016. We do not expect to incur withdrawal liability under the Plan because we believe there is a statutory exception available to the subsidiary. However, there can be no assurance that the Plan will not make a claim for withdrawal liability or that, if made, we will be successful in asserting the statutory exemption as a defense. In such instance, payment of the withdrawal liability could adversely affect our results of operations and cash flows. In addition, a future withdrawal from another multiemployer pension plan in which a subsidiary participates could result in a material withdrawal liability to the extent that any unfunded vested liability under such plan is allocable to the Company. If any of the plans in which we participate becomes underfunded as defined by the Pension Protection Act of 2006, we may be required to make additional cash contributions related to the underfunding of those plans.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended April 23, 2016, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company’s purchase of its common stock during the three months ended April 23, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 24, 2016 - February 20, 2016	—	$—	—	(b)
February 21, 2016 - March 19, 2016	66,458	$62.67	—	(b)
March 20, 2016 - April 23, 2016	1,490,896	$64.28	—	(b)

(a) All shares repurchased have been subsequently canceled.

(b) During the quarter ended April 23, 2016, the Company exhausted its previously authorized stock repurchase programs. On April 26, 2016, the Company announced that its Board of Directors authorized an additional $100 million to repurchase shares of the Company's outstanding common stock through October 2017 in open market or private transactions, including through accelerated share repurchase agreements with one or more counterparties from time to time. As of May 26, 2016, $100 million remained available for repurchase.

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

101+
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 23, 2016 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	May 26, 2016	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date:	May 26, 2016	/s/ H. Andrew DeFerrari
Name: H. Andrew DeFerrari Title: Senior Vice President and Chief Financial Officer