Form 10-K
period 2016-07-30
DYCOM INDUSTRIES INC
filed 2016-08-31
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11780 US Highway 1, Suite 600, Palm Beach Gardens, FL	33408
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (561) 627-7171

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.33 1/3 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock, par value $0.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange on January 23, 2016, was $2,045,494,004.

There were 31,425,887 shares of common stock with a par value of $0.33 1/3 outstanding at August 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which incorporated
Portions of the registrant’s Proxy Statement to be filed by November 26, 2016	Parts II and III

Such Proxy Statement, except for the portions thereof which have been specifically incorporated by reference, shall not be deemed “filed” as part of this Annual Report on Form 10-K.

Cautionary Note Concerning Forward-Looking Statements

This Annual Report on Form 10-K, including any documents incorporated by reference or deemed to be incorporated by reference herein, contains forward-looking statements relating to future events, financial performance, strategies, expectations, and the competitive environment. Words such as “outlook,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “forecast,” “may,” “should,” “could,” “project,” “target,” and similar expressions, as well as statements written in the future tense, identify forward-looking statements. They will not necessarily be accurate indications of whether or at what time such performance or results will be achieved. You should not consider forward-looking statements as guarantees of future performance or results. Forward-looking statements are based on information available at the time they are made and/or management’s good-faith belief at that time with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences include, but are not limited to:

•	anticipated outcomes of contingent events, including litigation;

•	projections of revenues, income or loss, or capital expenditures;

•	determinations as to whether the carrying value of our assets is impaired;

•	expected benefits and synergies of businesses acquired and future opportunities for the combined businesses;

•	plans for future operations, growth and acquisitions, dispositions, or financial needs;

•	financing availability;

•	outcomes of our plans for future operations, growth and services, including contract backlog;

•	restrictions imposed by our credit agreement;

•	use of our cash flow to service our debt;

•	future economic conditions and trends in the industries we serve;

•	assumptions relating to any of the foregoing;

and other factors discussed within Item 1, Business, Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K and other risks outlined in our periodic filings with the Securities and Exchange Commission (“SEC”). Our forward-looking statements are expressly qualified in their entirety by this cautionary statement. Our forward-looking statements are only made as of the date of this Annual Report on Form 10-K, and we undertake no obligation to update them to reflect new information or events or circumstances arising after such date.

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge at our website, www.dycomind.com, as soon as reasonably practicable after we file these reports with, or furnish these reports to, the SEC. All references to www.dycomind.com in this report are inactive textual references only and the information on our website is not incorporated into this Annual Report on Form 10-K.

PART I

Item 1. Business.

Dycom Industries, Inc. (“Dycom” or the “Company”) is a leading provider of specialty contracting services throughout the United States and in Canada. Our subsidiary companies provide program management, engineering, construction, maintenance, and installation services for telecommunications providers, underground facility locating services for various utilities, including telecommunications providers, and other construction and maintenance services for electric and gas utilities. Our consolidated revenues for fiscal 2016 were $2.673 billion.

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

Construction, maintenance, and installation services include the placement and splicing of fiber, copper, and coaxial cables. In addition, we excavate trenches in which to place these cables; place related structures such as poles, anchors, conduits, manholes, cabinets, and closures; place drop lines from main distribution lines to the consumer’s home or business; and maintain and remove these facilities. We provide these services for both telephone companies and cable multiple system operators in connection with the deployment, expansion, or maintenance of new and existing networks. We also provide tower construction, lines and antenna installation, and foundation and equipment pad construction for wireless carriers, as well as equipment installation and material fabrication and site testing services. For cable television system operators, we install and maintain customer premise equipment such as digital video recorders, set top boxes and modems.

We also perform construction and maintenance services for electric and gas utilities and other customers. In addition, we provide underground facility locating services for a variety of utility companies, including telecommunication providers. Our underground facility locating services include locating telephone, cable television, power, water, sewer, and gas lines.

Business Strategy

Capitalize on Long-Term Growth Drivers. We are well-positioned to benefit from the increased demand for network bandwidth that is necessary to ensure reliable video, voice, and data services. Significant developments in consumer applications, such as advanced digital and video service offerings, continue to increase the demands for greater capacity and reliability on the wireline and wireless networks of our customers. Additionally, demand for mobile broadband remains strong, driven by the proliferation of smart phones, tablets and other wireless data devices. The service offerings of telephone and cable companies continue to converge, with each offering reliable, competitively priced services to consumers and businesses. These accelerating developments have heightened the importance of network performance.

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

Pursue Disciplined Financial and Operating Strategies. We manage the financial aspects of our business by centralizing certain activities that allow us to reduce costs through leveraging our scope and scale. We have centralized functions such as treasury, tax and risk management, the approval of capital equipment procurements, and the design and administration of employee benefit plans. We also centralize our information technology infrastructure to provide enhanced operating efficiency. In contrast, we decentralize the recording of transactions and the financial reporting necessary for timely operational decisions. Decentralization promotes greater accountability for business outcomes from our local decision makers. We also maintain a decentralized approach to marketing, field operations, and ongoing customer service, empowering local managers to capture new business and execute contracts on a timely and cost-effective basis. Our approach enables us to utilize capital resources efficiently while retaining the organizational agility necessary to compete with smaller, privately owned competitors.

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

Acquisitions

Fiscal 2016 - During August 2015, we acquired TelCom Construction, Inc. and an affiliate (together, “TelCom”). The purchase price was $48.8 million paid in cash. TelCom, based in Clearwater, Minnesota, provides construction and maintenance services for telecommunications providers throughout the United States. This acquisition expands our geographical presence within our existing customer base. During July 2016, we acquired certain assets and assumed certain liabilities associated with the wireless network deployment and wireline operations of Goodman Networks Incorporated (“Goodman”) for a cash purchase price of $107.5 million, subject to working capital adjustments. The total cash transaction consideration paid was $102.8 million after a preliminary working capital adjustment of $4.7 million. The acquired operations provide wireless construction services in a number of markets, including Texas, Georgia, and Southern California. The acquisition reinforces our wireless construction resources and expands our geographical presence within our existing customer base. During the fourth quarter of fiscal 2016, we acquired NextGen Telecom Services Group, Inc. (“NextGen”) for $5.6 million, net of cash acquired. NextGen provides construction and maintenance services for telecommunications providers in the Northeastern United States.

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

Fiscal 2014 - During the third quarter of fiscal 2014, we acquired a telecommunications specialty construction contractor in Canada for $0.7 million. Additionally, during the fourth quarter of fiscal 2014, we acquired Watts Brothers Cable Construction, Inc. (“Watts Brothers”) for $16.4 million. Watts Brothers provides specialty contracting services primarily for telecommunications providers in the Midwest and Southeastern United States.

Customer Relationships

We have established relationships with many leading telecommunications providers, including telephone companies, cable television multiple system operators, wireless carriers, telecommunication equipment and infrastructure providers, and electric and gas utilities. Our customer base is highly concentrated, with our top five customers in each of fiscal 2016, 2015, and 2014 accounting for approximately 69.7%, 61.1% and 58.3% of our total revenues, respectively. During fiscal 2016, we derived approximately 24.4% of our total revenues from AT&T Inc., 14.5% from CenturyLink, Inc., 13.6% from Comcast Corporation, 11.0% from Verizon Communications, Inc. and 6.2% from another significant customer. We believe that a substantial portion of our total revenues and operating income will continue to be generated from a concentrated group of customers.

We serve our markets locally through dedicated and experienced personnel. Our sales and marketing efforts are the responsibility of the management teams of our subsidiaries who possess intimate knowledge of their particular markets, allowing us to be responsive to customer needs. Our executive management team supplements these efforts, both at the local and national levels, focusing on contact with the appropriate managers within our customers’ organizations.

We perform a majority of our services under master service agreements and other arrangements that contain customer-specified service requirements, such as discrete pricing for individual tasks. We generally possess multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often a number of exceptions, including the customer’s ability to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer’s own employees, and the use of other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, we are occasionally able to extend these agreements through negotiations. The remainder of our services are performed under contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms generally three to four months in duration) and often include customary retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion.

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

Our revenues and results of operations exhibit seasonality as we perform a significant portion of our work outdoors. Consequently, extended periods of adverse weather, which are more likely to occur during the winter season, impact our operations during our second and third fiscal quarters. In addition, a disproportionate percentage of paid holidays fall within our second fiscal quarter, which decreases the number of available workdays. Because of these factors, we are most likely to experience reduced revenue and profitability during the second and third fiscal quarters.

Backlog

Our backlog consists of the estimated uncompleted portion of services to be performed under contractual agreements with our customers and totaled $6.031 billion and $3.680 billion at July 30, 2016 and July 25, 2015, respectively. The increase in backlog primarily relates to new awards and contract extensions during fiscal 2016. We expect to complete 38.5% of the July 30, 2016 backlog during the next twelve months. Our backlog estimates represent amounts under master service agreements and other contractual agreements for services projected to be performed over the terms of the contracts and are based on contract terms, our historical experience with customers and, more generally, our experience in similar procurements. The significant majority of our backlog estimates comprise services under master service agreements and long-term contracts.

Revenue estimates included in our backlog can be subject to change because of project accelerations, contract cancellations, or delays due to various factors, including, but not limited to, commercial issues such as permitting, engineering changes, incremental documentation requirements, difficult job site conditions, and adverse weather. These factors can also cause revenue to be realized in different periods or in different amounts from those originally reflected in backlog. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. While we did not experience any material cancellations during fiscal 2016, 2015, or 2014, many of our customers may cancel our contracts upon notice regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

Backlog is not a measure defined by United States generally accepted accounting principles; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.

Competition

The specialty contracting services industry in which we operate is highly fragmented and includes a large number of participants. We compete with several large corporations and numerous small, privately owned companies. We also face competition from the in-house service organizations of our existing and prospective customers, particularly telecommunications providers that employ personnel who perform some of the same services we provide. Relatively few barriers to entry exist in the markets in which we operate. As a result, any organization that has adequate financial resources, access to technical expertise, and the necessary equipment and materials may become a competitor. The principal competitive factors for our services include geographic presence, breadth of service offerings, worker and general public safety, price, quality of service, and industry reputation. We believe that we compare favorably to our competitors when evaluated against these factors.

Employees

We employed approximately 12,750 persons as of July 30, 2016. Our workforce includes a core group of technical and managerial personnel to supervise our projects and fluctuates in size to meet the demands of our customers. We consider our relations with employees to be good and believe our future success will depend, in part, on our continuing ability to attract, hire, and retain skilled and experienced personnel.

Materials and Subcontractors

For a majority of the contract services we perform, our customers provide all materials required, while we provide the necessary personnel, tools, and equipment. Because our customers retain the financial and performance risk associated with materials they provide, we do not include associated amounts in our revenue or costs of sales. Under contracts that require us to supply part or all of the required materials, we do not depend upon any one source for materials and do not anticipate experiencing procurement difficulties.

We contract with independent subcontractors to help manage fluctuations in work volumes and reduce the amount that we would otherwise expend on fixed assets and working capital. These independent subcontractors are typically small, locally owned companies that provide their own employees, vehicles, tools and insurance coverage. There are no individual independent subcontractors that are significant to the Company.

Safety and Risk Management

We are committed to instilling safe work habits through proper training and supervision of our employees and expect adherence to safety practices that ensure a safe work environment. Our safety program requires employees to participate in safety training required by law as well as that which is specifically relevant to the work they perform. The safety directors of our businesses review safety incidents and claims for our operations, examine trends, and implement changes in procedures to address safety issues.

Claims arising in our business generally include workers’ compensation claims, various general liability and damage claims, and claims related to motor vehicle collisions, including personal injury and property damage. For claims within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. We carefully monitor claims and actively participate with our insurers in determining claims estimates and adjustments. We accrue the estimated costs of claims as liabilities, and include estimates for claims incurred but not reported. Due to fluctuations in our loss experience from year to year, insurance accruals have varied and can affect the consistency of our operating margins. Our business could be materially and adversely affected if we experience insurance claims in excess of our umbrella coverage limit. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 8, Accrued Insurance Claims, in the Notes to Consolidated Financial Statements.

Environmental Matters

A significant portion of the work we perform is associated with the underground networks of our customers. We could be subject to potential material liabilities in the event we cause a release of hazardous substances or other environmental damage resulting from underground objects we encounter. Liabilities for contamination or exposure to hazardous materials, or failure to comply with environmental laws and regulations could result in significant costs including clean-up costs, fines, criminal sanctions for violations, and third-party claims for property damage or personal injury. These costs, as well as any direct impact to ongoing operations, could adversely affect our results of operations and cash flows.

Executive Officers of the Registrant

The following table sets forth certain information concerning the Company’s executive officers, all of whom serve at the pleasure of the Board of Directors.

Name	Age	Office	Executive Officer Since
Steven E. Nielsen	53	Chairman, President and Chief Executive Officer	February 26, 1996
Timothy R. Estes	62	Executive Vice President and Chief Operating Officer	September 1, 2001
H. Andrew DeFerrari	47	Senior Vice President and Chief Financial Officer	November 22, 2005
Richard B. Vilsoet	63	Vice President, General Counsel and Corporate Secretary	June 11, 2005
Kimberly Dickens	54	Vice President and Chief Human Resources Officer	March 24, 2014

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

Kimberly Dickens has been the Company’s Vice President and Chief Human Resources Officer since May 2014. Before joining the Company in March 2014, Ms. Dickens was the Vice President, Global Human Resources of Cooper Standard Automotive, Inc. from 2008 to 2013. Prior to this, she held a similar position at Federal Signal Corporation from 2004 to 2008 and spent over fifteen years in a variety of human resources leadership roles at Borg Warner Corporation.

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

Demand for our services is cyclical and vulnerable to economic downturns affecting the industries we serve. Demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the economy and telecommunications industry. During times of uncertain or slowing economic conditions, our customers often reduce their capital expenditures and defer or cancel pending projects. In addition, uncertain or adverse economic conditions that create volatility in the credit and equity markets may reduce the availability of debt or equity financing for our customers causing them to reduce capital spending. Any reduction in capital spending or deferral or cancellation of projects by our customers could reduce demand for our services, adversely affecting our operations, cash flows, and liquidity. In addition, these conditions make it difficult to estimate our customers’ demand for our services and add uncertainty to the determination of our backlog.

We derive a significant portion of our revenues from master service agreements and long-term contracts which may be canceled by our customers upon notice, do not guaranty a specific amount of work, or which we may be unable to renew on negotiated terms. During fiscal 2016, we derived approximately 81.0% of our revenues from master service agreements and long-term contracts. The majority of these contracts are cancelable by our customers upon notice regardless of whether or not we are in default. In addition, our customers generally have no obligation to assign a specific amount of work to us under these agreements. Consequently, projected expenditures by customers are not assured until a definitive work order is placed with us and the work completed. This makes it difficult to estimate our customers’ demand for our services. Furthermore, our customers generally require competitive bidding of these contracts upon expiration of their terms. We may not be able to renew a contract if our competitors reduce their prices and underbid us in order to procure business, or we could be required to lower the price charged for work under the contract being rebid in order to retain the contract. The loss of work obtained through master service agreements and long-term contracts or the reduced profitability of such work could adversely affect our results of operations, cash flows, and liquidity.

The telecommunications industry has experienced, and may continue to experience, rapid technological, structural, and competitive changes that could reduce the need for our services and adversely affect our revenues. We generate the majority of our revenues from customers in the telecommunications industry. The telecommunications industry is characterized by rapid technological change, intense competition and changing consumer demands. New technologies, or upgrades to existing technologies by customers, could reduce the need for our services by enabling telecommunication companies to improve their networks without physically upgrading them. New, developing, or existing services could displace the wireline or wireless systems that we install and that our customers use to deliver services to consumers and businesses. Reduced demand for our services or a loss of a significant customer due to technological changes could adversely affect our results of operations, cash flows, and liquidity.

We derive a significant portion of our revenues from a limited number of customers, and the loss of one or more of these customers through industry consolidation or otherwise could adversely affect our revenues and profitability. Our customer base is highly concentrated, with our top five customers in each of fiscal 2016, 2015, and 2014 accounting for approximately 69.7%, 61.1% and 58.3% of our total revenues, respectively. Revenues under our contracts with significant customers may vary from period to period depending on the timing or volume of work that those customers order or perform with their in-house service organizations. Our revenue could significantly decline if we were to lose one or more of our significant customers or if one or more of our customers were to elect to do the work we provide with their in-house service teams or shift a significant portion of that work to another service provider. Additionally, the telecommunications industry has been characterized by consolidation. In the case of a consolidation, merger or acquisition of an existing customer, the amount of work we receive could be reduced if procurement strategies employed by the surviving entity change from those of the existing customer or the surviving entity chooses to use a different service provider. The loss of work from a significant customer could adversely affect our results of operations, cash flows, and liquidity.

The specialty contracting services industry in which we operate is highly competitive. We compete with other specialty contractors, including numerous small, privately owned companies, as well as several large corporations that may have financial, technical, and marketing resources exceeding ours. Relatively few barriers to entry exist in the markets in which we operate. Any organization may become a competitor if they have adequate financial resources, access to technical expertise, and the necessary equipment and materials. Additionally, our competitors may develop expertise, experience and resources to provide services that are equal or superior to our services in both price and quality, and we may not be able to maintain or enhance our competitive position. We also face competition from the in-house service organizations of our customers whose personnel perform some of the services that we provide. We can offer no assurance that our existing or prospective customers will continue to outsource specialty contracting services in the future. Our results of operations, cash flows, and liquidity could be materially and adversely affected if we are unsuccessful in bidding on projects, if our ability to win projects requires that we settle for reduced margins or if our customers reduce the amount of specialty contracting services that are outsourced.

Our profitability is based on our delivering services within the estimated costs established when pricing our contracts. We perform a majority of our services under master service agreements and other agreements that contain customer-specified service requirements, such as discrete pricing for individual tasks. Revenue is recognized under these arrangements based on units-of-delivery as each unit is completed. Due to the fixed price nature of these contracts, our profitability could decline if our actual cost to complete each unit exceeds our original estimates. The remainder of our services, representing less than 5% of our contract revenues during fiscal 2016 and less than 10% of our contract revenues during each of fiscal 2015 and 2014, are performed under contracts using the cost-to-cost measure of the percentage of completion method of accounting. Revenue is recognized under these arrangements based on the ratio of contract costs incurred to date to total estimated contract costs. Application of the percentage of completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. The cost estimation process is based on the knowledge and experience of our project managers and financial professionals. Due to the fixed price nature of our contracts, any changes in original cost estimates, or the assumptions underpinning such estimates, may result in changes to costs, thereby reducing our profitability. We recognize these changes in the period in which they are determined, potentially resulting in a reduction or elimination of previously recognized earnings.

We have a significant amount of accounts receivable and costs and estimated earnings in excess of billings, which could become uncollectible. We extend credit to our customers as a result of performing work under contract prior to billing for that work. We periodically assess the credit risk of our customers and regularly monitor the timeliness of their payments. However, slowing conditions in the industries we serve, bankruptcies or financial difficulties within the telecommunications sector may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. As of July 30, 2016, we had net accounts receivable of $328.0 million and costs and estimated earnings in excess of billings of $377.0 million. The failure or delay in payment by our customers could reduce our expected cash flows and adversely affect our liquidity and profitability.

We retain the risk of loss for certain insurance-related liabilities. Within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability, workers’ compensation, employee group health, and damages associated with underground facility locating services. We are self-insured for the majority of all claims because most claims against us fall below the deductibles under our insurance policies. We estimate and develop our accrual for these claims, including losses incurred but not reported, based on facts, circumstances and historical evidence. However, the estimate for accrued insurance claims remains subject to uncertainty as it depends in part on factors not known with precision. These factors include the estimated development of claims, the payment pattern of claims incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations. Should the cost of actual claims exceed what we have anticipated, our recorded reserves may not be sufficient, and we could incur substantial additional unanticipated charges. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Accrued Insurance Claims, and Note 8, Accrued Insurance Claims, of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Our backlog is subject to reduction or cancellation. Our backlog consists of the estimated uncompleted portion of services to be performed under contractual obligations with our customers. Our backlog estimates represent amounts under master service agreements and other contractual agreements for services projected to be performed over the terms of the contracts and are based on contract terms, our historical experience with customers and, more generally, our experience in similar procurements. The significant majority of our backlog estimates comprise services under master service agreements and long-term contracts. Revenue estimates included in our backlog can be subject to change because of project accelerations, contract cancellations, or delays due to various factors, including, but not limited to, commercial issues such as permitting, engineering changes, incremental documentation requirements, difficult job site conditions, and adverse weather. These factors can also cause revenue to be realized in different periods or in different amounts from those originally reflected in backlog. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract and may cancel a contract for convenience. Our estimates of a customer’s requirements during a particular future period may prove to be inaccurate. As a result, our backlog as of any particular date is an uncertain indicator of future revenues and earnings.

We may incur impairment charges on goodwill or other intangible assets. We account for goodwill and other intangibles in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other (“ASC Topic 350”). Our goodwill resides in multiple reporting units. We assess goodwill and other indefinite-lived intangible assets for impairment annually, as of the first day of the fourth fiscal quarter of each year in order to determine whether their carrying value exceeds their fair value. In addition, reporting units are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of the goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized. Any such write-down would adversely affect our results of operations.

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

We may be subject to periodic litigation and regulatory proceedings, including Fair Labor Standards Act and state wage and hour class action lawsuits, which may adversely affect our business and financial performance. From time to time, we are involved in lawsuits and regulatory actions brought or threatened against us in the ordinary course of business. These actions and proceedings may involve claims for, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract or property damage. In addition, we may be subject to class action lawsuits involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts in these types of lawsuits, and the magnitude of the potential loss may remain unknown for substantial periods of time. In addition, plaintiffs in many types of actions may seek punitive damages, civil penalties, consequential damages or other losses, or injunctive or declaratory relief. The ultimate resolution of these matters through settlement, mediation, or court judgment could have a material impact on our financial condition, results of operations, and cash flows. These proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves. For a description of current legal proceedings, see Item 3, Legal Proceedings, and Note 17, Commitments and Contingencies, of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

The loss of one or more of our executive officers or other key employees could adversely affect our business. We depend on the services of our executive officers and the senior management of our subsidiaries who have many years of experience in our industry. The loss of any one of them could negatively affect our customer relationships or the ability to execute our business strategy, adversely affecting our operations. Although we have entered into employment agreements with certain of our executive officers and other key employees, we cannot guarantee that any of them or other key management personnel will remain employed by us for any length of time. We do not carry “key-person” life insurance on any of our employees.

Our business is labor intensive, and we may be unable to attract and retain qualified employees. Our ability to employ, train, and retain skilled personnel is necessary to operate our business and maintain productivity and profitability. We cannot be certain that we will be able to maintain the skilled labor force necessary to operate efficiently and support our growth strategy. Our ability to do so depends on a number of factors, such as general rates of employment, competitive demands for employees possessing the skills we need and the level of compensation required to hire and retain qualified employees. In addition, our labor costs may increase when there is a shortage in the supply of skilled personnel and we may be unable to pass these increases on to our customers due to the long-term nature of our contracts, thereby adversely affecting our results of operations.

We may be unable to secure sufficient independent subcontractors to fulfill our obligations, or our independent subcontractors may fail to satisfy their obligations to us. We contract with independent subcontractors to help manage fluctuations in work volumes and reduce the amount that we would otherwise expend on fixed assets and working capital. If we are unable to secure independent subcontractors at a reasonable cost or at all, we may be delayed in completing work under a contract or the cost of completing the work may increase. In addition, we may have disputes with these independent subcontractors arising from, among other things, the quality and timeliness of the work they have performed. We may incur additional costs in order to correct such shortfalls in the work performed by subcontractors. Any of these factors could adversely affect the quality of our service, our ability to perform under certain contracts and our relationship with our customers, which could have an adverse effect on our results of operations, cash flows, and liquidity.

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

Our results of operations fluctuate seasonally. Our revenues and results of operations exhibit seasonality as we perform a significant portion of our work outdoors. Consequently, extended periods of adverse weather impact our operations. Adverse weather is most likely to occur during the winter season, our second and third fiscal quarters. In addition, a disproportionate percentage of paid holidays fall within our second fiscal quarter, which decreases the number of available workdays. Because of these factors, we are most likely to experience periods of reduced revenue and profitability during our second and third fiscal quarters.

Our financial results include certain estimates and assumptions that may differ from actual results. In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, a number of estimates and assumptions are made by management that affect the amounts reported in the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is either dependent on future events or cannot be calculated with a high degree of precision from available data. Estimates are primarily used in our assessment of the purchase price allocations of businesses acquired, the fair value of reporting units for goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, asset lives used in computing depreciation and amortization, accrued insurance claims, income taxes, accruals for contingencies, including legal matters, recognition of revenue for costs and estimated earnings under the percentage of completion method of accounting, allowance for doubtful accounts, and stock-based compensation expense for performance-based stock awards. In some instances, we must exercise significant judgment for these estimates. At the time they are made, we believe that such estimates are fair when considered in conjunction with our consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and such differences may be material to our financial statements.

Failure to integrate future acquisitions successfully could adversely affect our business and results of operations. As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review various opportunities and periodically engage in discussions regarding possible acquisitions. Future acquisitions may divert management’s attention from our existing business and expose us to operational challenges and risks, including retaining management and other key employees; unanticipated issues in integrating information, communications and other systems; assumption of unknown liabilities or liabilities for which inadequate reserves have been established; consolidating corporate and administrative infrastructures; and failure to manage successfully and coordinate the growth of the combined company. These factors could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect our business, financial condition, and results of operations.

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

Our bank credit facility imposes restrictions that may prevent us from engaging in beneficial transactions. We have a credit agreement with a syndicate of banks, which provides for a $450.0 million revolving facility, $350.0 million in aggregate term loan facilities, and contains a sublimit of $200.0 million for the issuance of letters of credit. As of July 30, 2016, we had $346.3 million outstanding under the term loans and $57.6 million of outstanding letters of credit issued under the credit agreement. We did not have any outstanding borrowings under the revolving facility as of July 30, 2016. The credit agreement contains covenants that restrict our ability to, among other things: make certain payments, including the payment of dividends, redeem or repurchase our capital stock, incur additional indebtedness and issue preferred stock, make investments or create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell certain assets, and enter into transactions with affiliates. In addition, the credit agreement requires us to comply with a consolidated leverage ratio and a consolidated interest coverage ratio. These covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed. In addition, a default under our credit agreement could result in the acceleration of our obligations under both the credit agreement and the indenture governing our $485.0 million of 0.75% convertible senior notes due September 15, 2021 (the “Notes”) as a result of cross-acceleration and cross-default provisions.

The convertible note hedge transactions and the warrant transactions may affect the value of our common stock. In connection with the issuance of our Notes, we entered into privately negotiated convertible note hedge transactions with the hedge counterparties. The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlay the Notes sold in the offering. We also entered into separate, privately negotiated warrant transactions with the hedge counterparties relating to the same number of shares of our common stock, subject to customary anti-dilution adjustments.

The hedge counterparties and/or their affiliates may modify their hedge positions with respect to the convertible note hedge transactions and the warrant transactions from time to time. They may do so by purchasing and/or selling shares of our common stock and/or other securities of ours, including the Notes, in privately-negotiated transactions and/or open-market transactions or by entering into and/or unwinding various over-the-counter derivative transactions with respect to our common stock. The hedge counterparties are likely to modify their hedge positions during any observation period related to a conversion of the Notes or following any repurchase of Notes by us on any fundamental change (as defined in the indenture governing the Notes) repurchase date.

The effect, if any, of these transactions on the market price of our common stock will depend on a variety of factors, including market conditions, and could adversely affect the market price of our common stock. In addition, the hedge counterparties and/or their affiliates may choose to engage in, or to discontinue engaging in, any of these transactions with or without notice at any time, and their decisions will be at their sole discretion and not within our control.

We are subject to counterparty risk with respect to the convertible note hedge transactions. The hedge counterparties are financial institutions, and we are subject to the risk that they might default under the convertible note hedge transactions. Our exposure to the credit risk of the hedge counterparties is unsecured by any collateral. Global economic conditions have from time to time resulted in failure or financial difficulties for many financial institutions. If a hedge counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that counterparty. Our exposure will depend on many factors but, generally, our exposure will increase in correlation to the increase in the market price and volatility of our common stock. In addition, upon a default by a hedge counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any hedge counterparty.

Conversion of the Notes or exercise of the warrants evidenced by the warrant transactions may dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes. At our election, we may settle Notes tendered for conversion entirely or partly in shares of our common stock. Further, the warrants evidenced by the warrant transactions are expected to be settled on a net-share basis. As a result, the conversion of some or all of the Notes or the exercise of some or all of such warrants may dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion of the Notes or such exercise of the warrants could adversely affect the then-prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common stock.

Many of our telecommunications customers are highly regulated, and new regulations or changes to existing regulations may adversely impact their demand for and the profitability of our specialty contracting services. The Federal Communications Commission (“FCC”) regulates many of our telecommunications customers and may alter its application of current regulations and impose additional regulations. If existing or new regulations adversely affect our telecommunications customers and the profitability of the services they provide, our customers may reduce expenditures, which could affect the demand for specialty contracting services.

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

Our failure to comply with environmental laws could result in significant liabilities. A significant portion of the work we perform is associated with the underground networks of our customers. We could be subject to potential material liabilities in the event we cause or are responsible for a release of hazardous substances or other environmental damage. Liabilities for contamination or exposure to hazardous materials, or failure to comply with environmental laws and regulations, could result in significant costs including clean-up costs, fines, criminal sanctions for violations, and third-party claims for property damage or personal injury. These costs as well as any direct impact to ongoing operations could adversely affect our results of operations and cash flows. In addition, new laws and regulations, altered enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or create new or increased liabilities that could harm our financial condition and results of operations.

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

Increases in our health care costs could adversely affect our results of operations and cash flows. The costs of employee health care have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions. We retain the risk of loss, up to certain limits, under our employee group health care plan. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) have had a significant impact on employers, insurers and others associated with the health care industry, and are expected to continue to increase our employee health care costs. This legislation requires certain employers like the Company to offer health care benefits to full-time employees or face potential annual penalties. To avoid the penalties, employers must offer health benefits providing a minimum level of coverage and limit the amount that employees are charged for the coverage. Because of the breadth and complexity of these laws, as well as other health care reform legislation considered by Congress and state legislations, we cannot predict with certainty the future effect of these laws on us. A continued increase in health care costs or additional costs incurred as a result of the Health Care Reform Laws or other future health care reform laws imposed by Congress or state legislations could have a negative impact on our financial position and results of operations.

Several of our subsidiaries participate in multiemployer pension plans under which we could incur material liabilities in certain circumstances. Pursuant to collective bargaining agreements, several of our subsidiaries participate in various multiemployer pension plans that generally provide defined pension benefits to covered employees. Because of the nature of multiemployer plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets contributed by an employer to a multiemployer plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer. Under the Employee Retirement Income Security Act, absent an applicable exemption, a contributing employer to an underfunded multiemployer plan is liable upon termination or withdrawal from a plan, for its proportionate share of the plan’s unfunded vested liability. One of our subsidiaries, which previously contributed to the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”), a multiemployer pension plan, ceased operations during the fourth quarter of fiscal 2016. We do not expect to be assessed a withdrawal liability under the Plan because we believe there is a statutory exemption available under the Employee Retirement Income Security Act for multiemployer pension plans that primarily cover employees in the building and construction industry. However, there can be no assurance that the Plan will not make a claim for withdrawal liability or that, if made, we will be successful in asserting the statutory exemption as a defense. In such instance, payment of the withdrawal liability could adversely affect our results of operations and cash flows. In addition, if any of the plans in which we participate become underfunded as defined by the Pension Protection Act of 2006, we may be required to make additional cash contributions related to the underfunding of those plans.

Failure to protect critical data and technology systems adequately could materially affect our operations. We use our own information technology systems as well as those of business partners to manage our operations and other business processes and to protect sensitive information maintained in the normal course of business. Third-party security breaches, employee error, malfeasance or other irregularities may compromise our measures to protect these systems and may result in persons obtaining unauthorized access to our or our customers’ data or accounts. The occurrence of any such event could have a material adverse effect on our business.

The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2016, our common stock fluctuated from a low of $48.61 per share to a high of $95.94. We may continue to experience significant volatility in the market price of our common stock due to numerous factors, including, but not limited to:

•fluctuations in our operating results or the operating results of one or more of our competitors;
•announcements by us or our competitors of significant contracts, acquisitions or capital commitments;
•announcements by our customers regarding their capital spending and start-up, deferral or cancellation of projects;
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

Item 3. Legal Proceedings.

In May 2013, CertusView Technologies, LLC (“CertusView”), a wholly-owned subsidiary of the Company, filed suit against S & N Communications, Inc. and S&N Locating Services, LLC (together, “S&N”) in the United States District Court for the Eastern District of Virginia alleging infringement of certain United States patents. In January 2015, the District Court granted S&N’s motion for judgment on the pleadings for failure to claim patent-eligible subject matter, and entered final judgment on those claims the same day. CertusView filed a Notice of Appeal in February 2015 with the Court of Appeals for the Federal Circuit. In May 2015, the District Court reopened the case to allow S&N to proceed with inequitable conduct counterclaims. In July 2015, the Court of Appeals dismissed the appeal in that court pending resolution of proceedings in the District Court. A bench trial in the District Court on the inequitable conduct counterclaims whereby S&N was seeking additional grounds to find the patents unenforceable took place in March 2016 and post-trial briefs were filed with the District Court in April 2016. In August 2016, the District Court ruled against S&N and in favor of CertusView on the inequitable conduct counterclaims and entered final judgment. Subsequent to the judgment being entered, on August 24, 2016, S&N filed a motion requesting the District Court make a finding that the suit was an exceptional case and award S&N recovery of its attorney fees. It is too early to evaluate the likelihood of an outcome to this motion and CertusView intends to vigorously defend itself.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Our Common Stock

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “DY”. The following table shows the range of high and low closing sales prices for each quarter within the last two fiscal years as reported on the NYSE:

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter	$79.32	$59.38	$33.68	$26.17
Second Quarter	$88.91	$61.89	$35.65	$25.67
Third Quarter	$68.13	$48.61	$49.89	$30.81
Fourth Quarter	$95.94	$66.44	$69.62	$45.84

Holders

As of August 29, 2016, there were approximately 480 holders of record of our $0.33 1/3 par value per share common stock.

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

Issuer Purchases of Equity Securities During the Fourth Quarter of Fiscal 2016

The following table summarizes the Company’s purchases of its common stock during the three months ended July 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 24, 2016 - May 21, 2016	1,670(2)	$70.20	—	(3)
May 22, 2016 - June 18, 2016	3,649(2)	$85.12	—	(3)
June 19, 2016 - July 30, 2016	307(2)	$92.43	—	(3)

(1) All shares repurchased have been subsequently canceled.

(2) Represents shares withheld to meet payroll tax withholdings obligations arising from the vesting of restricted share units. Shares withheld do not reduce our total share repurchase authority.

(3) On April 26, 2016, the Company announced that its Board of Directors authorized $100.0 million to repurchase shares of the Company’s outstanding common stock through October 2017 in open market or private transactions, including through accelerated share repurchase agreements with one or more counterparties from time to time. As of July 30, 2016, $100.0 million remained available for repurchases.

Performance Graph

The performance graph below compares the five-year cumulative total return for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard & Poor’s (S&P) 500 Composite Stock Index and that of a selected peer group consisting of MasTec, Inc., Quanta Services, Inc., MYR Group, Inc., and Willbros Group, Inc. The graph assumes an investment of $100 in our common stock and in each of the respective indices noted on July 31, 2011. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of the possible future performance of our common stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Dycom Industries, Inc., the S&P 500 Index, and a Selected Peer Group
___________
*$100 invested on 7/31/11 in stock or index, including reinvestment of dividends. Fiscal year ending July 31.

Copyright © 2016 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6. Selected Financial Data.

Our fiscal year ends on the last Saturday in July. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2016 consisted of 53 weeks of operations. Fiscal 2015, 2014, 2013, and 2012 all consisted of 52 weeks of operations. Fiscal 2017 will consist of 52 weeks of operations. The following selected financial data is derived from the audited consolidated financial statements for the applicable fiscal year.

The selected financial data below should be read in conjunction with our consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of operations of businesses acquired are included in the following selected financial data from their dates of acquisition (dollars in thousands, except per share amounts):

	Fiscal Year Ended
	2016(3)	2015(4)	2014	2013(5)	2012
Operating Data:
Revenues	$2,672,542	$2,022,312	$1,811,593	$1,608,612	$1,201,119
Net income	$128,740	$84,324	$39,978	$35,188	$39,378
Earnings Per Common Share:
Basic	$3.98	$2.48	$1.18	$1.07	$1.17
Diluted	$3.89	$2.41	$1.15	$1.04	$1.14
Balance Sheet Data (at end of period):
Total assets(1)	$1,719,716	$1,353,936	$1,206,718	$1,147,927	$767,977
Long-term liabilities(1)	$839,802	$620,026	$525,252	$519,751	$260,483
Stockholders’ equity(2)	$557,287	$507,200	$484,934	$428,361	$392,931

(1) Balance sheet data presented for periods prior to fiscal 2016 reflect the retrospective adoption of Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, under which certain debt issuance costs are now presented as a contra-liability of the corresponding long-term debt rather than as other non-current assets. As a result, both total assets and long-term liabilities were reduced by $4.9 million, $5.6 million, $6.3 million, and $4.2 million as of July 25, 2015, July 24, 2014, July 27, 2013 and July 28, 2012, respectively.

(2) We repurchased shares of our common stock as follows:

	Fiscal Year Ended
	2016	2015	2014	2013	2012
Shares	2,511,578	1,669,924	360,900	1,047,000	597,700
Amount paid (dollars in millions)	$170.0	$87.1	$10.0	$15.2	$13.0
Average price per share	$67.69	$52.19	$27.71	$14.52	$21.68

(3) During fiscal 2016 we issued $485.0 million principal amount of 0.75% convertible senior notes due September 2021 (the “Notes”) in a private placement. A portion of the proceeds were used to fund the full redemption of our aggregate principal amount of $277.5 million of 7.125% senior subordinated notes. In connection with the offering of the Notes, we entered into convertible note hedge transactions at a cost of approximately $115.8 million. In addition, we entered into separately negotiated warrant transactions resulting in proceeds of approximately $74.7 million. We also amended the credit agreement to establish an additional term loan in the aggregate principal amount of $200.0 million, thereby increasing the aggregate term loan facilities to $350.0 million. See Note 10, Debt, in Notes to the Consolidated Financial Statements for additional information regarding our debt transactions.

(4) During fiscal 2015, we amended our existing credit agreement to extend its maturity date to April 24, 2020 and, among other things, increase the maximum revolver commitment from $275.0 million to $450.0 million, and increase the term loan facility to $150.0 million.

(5) On December 3, 2012, we acquired substantially all of the telecommunications infrastructure services subsidiaries of Quanta Services, Inc. for the sum of $275.0 million in cash, an adjustment of approximately $40.4 million for working capital received in excess of a target amount, and approximately $3.7 million for other specified items. Additionally, on December 3, 2012, we entered into a new, five-year credit agreement which provided for a $275.0 million revolving facility, a $125.0 million term loan, and contained a sublimit of $150.0 million for the issuance of letters of credit. On December 12, 2012, we issued an additional $90.0 million aggregate principal amount of 7.125% senior subordinated notes due 2021. The net proceeds of this issuance were used to repay a portion of the borrowings under the credit facility. In connection with businesses acquired in fiscal 2013, we incurred approximately $6.8 million and $3.4 million of acquisition expenses and integration costs, respectively.

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

Significant developments in consumer applications within the telecommunications industry, including advanced digital and video service offerings, continue to increase the demand for greater capacity and enhanced reliability from our customers’ wireline and wireless networks. Telecommunications providers outsource a significant portion of their engineering, construction, maintenance, and installation requirements, driving demand for our services.

Telecommunications network operators are increasingly deploying fiber optic cable technology deeper into their networks and closer to consumers and businesses in order to respond to consumer demand, competitive realities, and public policy support. Several large telephone companies have pursued fiber-to-the-premise and fiber-to-the-node initiatives to compete actively with cable operators. Some telephone companies, which have previously deployed fiber-to-the-node architectures, have definitively transitioned to fiber-to-the-home architectures, while others are beginning to provision video over their fiber-to-the-node architectures. Cable companies continue to increase the speeds of their services to residential customers and to deploy fiber to business customers with increasing urgency. Many industry participants are deploying networks designed to provision 1 gigabit speeds to individual consumers and some have articulated plans to deploy speeds beyond 1-gigabit.

Opportunities exist to improve rural networks as a result of Phase II of the Connect America Fund. This six-year program, administered by the Federal Communications Commission, will provide $1.676 billion in funding per year to price cap carriers and others to expand and support broadband deployments in rural areas. In aggregate, our current customers, including several of our top ten customers, have accepted over $1.496 billion in funding per year under this program. New projects resulting from the Connect America Fund Phase II are in planning, engineering, and construction. These projects are deploying fiber deeper into rural networks, and more are expected as new multi-year opportunities emerge. These opportunities also include fixed wireless deployments. We expect this program to contribute to demand for services in our industry.

Significant demand for wireless broadband is driven by the proliferation of smart phones and other mobile data devices. Wireless carriers are actively spending on their networks to respond to the significant increase in wireless data traffic, to upgrade network technologies to improve performance and efficiency, and to consolidate disparate technology platforms. As the demand for mobile broadband grows, the amount of wireless traffic that must be “backhauled” over customers’ fiber networks increases and, as a result, carriers are accelerating the deployment of fiber optic cables to cellular sites and small cells. These trends are driving demand for our services and the increasing wireless data traffic is prompting further wireline deployments.

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

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable television multiple system operators, wireless carriers, telecommunication equipment and infrastructure providers, and electric and gas utilities. Our customer base is highly concentrated, with our top five customers in each of fiscal 2016, 2015, and 2014 accounting for approximately 69.7%, 61.1% and 58.3% of our total revenues, respectively. The following reflects the percentage of total revenue from customers who contributed at least 2.5% to our total revenue during fiscal 2016, 2015, or 2014:

	Fiscal Year Ended
	2016	2015	2014
AT&T Inc.	24.4%	20.8%	19.2%
CenturyLink, Inc.	14.5%	14.2%	13.8%
Comcast Corporation	13.6%	12.9%	11.7%
Verizon Communications Inc.	11.0%	7.6%	8.2%
Charter Communications, Inc.(1)	6.1%	8.5%	10.4%
Windstream Corporation	5.7%	4.7%	5.3%

(1) For comparison purposes in the above table, revenues from Charter Communications, Inc., Time Warner Cable Inc., and Bright House Networks, LLC have been combined for periods prior to their May 2016 merger.

In addition, another customer contributed 6.2%, 5.6%, and 3.2% to our total revenue during fiscal 2016, 2015, and 2014, respectively.

We generally possess multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often a number of exceptions, including the customer’s ability to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer’s own employees, and the use of other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process, however, we occasionally are able to extend these agreements through negotiations. Revenues from multi-year master service agreements were approximately 61.4% during fiscal 2016, and 65.2% during each of fiscal 2015 and 2014.

We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms generally three to four months in duration) and often include customary retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion. Revenues from long-term contracts for specific projects were 19.6%, 14.7%, and 13.7%, as a percentage of total contract revenues during fiscal 2016, 2015, and 2014, respectively.

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

Fiscal 2016 - During August 2015, we acquired TelCom Construction, Inc. and an affiliate (together, “TelCom”). The purchase price was $48.8 million paid in cash. TelCom, based in Clearwater, Minnesota, provides construction and maintenance services for telecommunications providers throughout the United States. This acquisition expands our geographical presence within our existing customer base. During July 2016, we acquired certain assets and assumed certain liabilities associated with the wireless network deployment and wireline operations of Goodman Networks Incorporated (“Goodman”) for a cash purchase price of $107.5 million, subject to working capital adjustments. The total cash transaction consideration paid was $102.8 million after a preliminary working capital adjustment of $4.7 million. The acquired operations provide wireless construction services in a number of markets, including Texas, Georgia, and Southern California. The acquisition reinforces our wireless construction resources and expands our geographical presence within our existing customer base. During the fourth quarter of fiscal 2016, we acquired NextGen Telecom Services Group, Inc. (“NextGen”) for $5.6 million, net of cash acquired. NextGen provides construction and maintenance services for telecommunications providers in the Northeastern United States.

With respect to the Goodman acquisition, $22.5 million of the purchase price was placed into an escrow account, $2.5 million of which is available for working capital adjustments and $20.0 million of which is available to us for indemnification obligations of the seller. Of the $20.0 million available for indemnification obligations, $10.0 million will be released to the seller upon the occurrence of certain conditions, but in no event earlier than the twelve-month anniversary of the closing date. The remaining $10.0 million will be released to the seller when the seller satisfies certain conditions with respect to a dispute with the state of Texas over a sales tax liability of approximately $31.7 million (the “Sales Tax Liability”). Under the purchase agreement, Goodman has retained responsibility for this Sales Tax Liability. Should Goodman not resolve this matter, the state may assert that we are a successor to the operations and seek to recover from us. In such event we would seek indemnification for recovery from Goodman, including from the funds contained in the escrow account, for any amount we pay.

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

Fiscal 2014 - During the third quarter of fiscal 2014, we acquired a telecommunications specialty construction contractor in Canada for $0.7 million. Additionally, during the fourth quarter of fiscal 2014, we acquired Watts Brothers Cable Construction, Inc. (“Watts Brothers”) for $16.4 million. Watts Brothers provides specialty contracting services primarily for telecommunications providers in the Midwest and Southeastern United States.

Understanding Our Results of Operations

The following information is presented in order for the reader to better understand certain factors impacting our results of operations and profitability, and should be read in conjunction with Critical Accounting Policies and Estimates below as well as Note 1, Basis of Presentation and Accounting Policies, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Revenues. We perform a majority of our services under master service agreements and other agreements that contain customer-specified service requirements, such as discrete pricing for individual tasks. Revenue is recognized under these arrangements based on units-of-delivery and revenue is recognized as each unit is completed. The remainder of our services are performed under contracts using the cost-to-cost measure of the percentage of completion method of accounting as more fully described within Critical Accounting Policies and Estimates below.

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

Depreciation and Amortization. Our property and equipment primarily consist of vehicles, equipment and machinery, and computer hardware and software. We depreciate property and equipment on a straight-line basis over the estimated useful lives of the assets. In addition, we have intangible assets, including customer relationships, contract backlog, trade names, and non-compete intangibles, which we amortize over the estimated useful lives. We recognize amortization of customer relationship intangibles and acquired contract backlog intangibles on an accelerated basis as a function of the expected economic benefit. We recognize amortization of our other finite-lived intangibles on a straight-line basis over the estimated useful life.

Loss on Debt Extinguishment. Loss on debt extinguishment for fiscal 2016 includes pre-tax charges related to the redemption of our 7.125% senior subordinated notes (the “7.125% Notes”), including the write-off of deferred debt issuance costs on the 7.125% Notes.

Interest Expense, Net. Interest expense, net, consists of interest incurred on outstanding variable rate and fixed rate debt and certain other obligations. Interest expense also includes non-cash amortization of our convertible senior notes debt discount and amortization of debt issuance costs. See Note 10, Debt, in the Notes to the Consolidated Financial Statements for information on the non-cash amortization of the debt discount and debt issuance costs.

Other Income, Net. Other income, net, primarily consists of gains or losses from sales of fixed assets. Other income, net during fiscal 2016 also includes immaterial discount fees related to a customer-sponsored vendor payment program in which we participate. Under this program, accounts receivable are collected on an expedited basis pursuant to a non-recourse sale of the receivables to a bank partner of the customer. The program significantly reduces the time required to collect that customer’s receivables.

Seasonality and Quarterly Fluctuations. Our revenues and results of operations exhibit seasonality as we perform a significant portion of our work outdoors. Consequently, extended periods of adverse weather, which are more likely to occur during the winter season, impact our operations during our second and third fiscal quarters. In addition, a disproportionate percentage of paid holidays fall within our second fiscal quarter, which decreases the number of available workdays. Because of these factors, we are most likely to experience reduced revenue and profitability during our second and third fiscal quarters.

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

We have identified the accounting policies below as critical to the accounting for our business operations and the understanding of our results of operations because they involve making significant judgments and estimates used in the preparation of our consolidated financial statements. The impact of these policies affects our reported and expected financial results. We have discussed the development, selection and application of our critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosure relating to our critical accounting policies herein.

Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also important to understanding our consolidated financial statements. The Notes to Consolidated Financial Statements in this Annual Report on Form 10-K contain additional information related to our accounting policies and should be read in conjunction with this discussion.

Revenue Recognition. We perform a majority of our services under master service agreements and other agreements that contain customer-specified service requirements, such as discrete pricing for individual tasks. We recognize revenue under these arrangements based on units-of-delivery as each unit is completed. The remainder of our services, representing less than 5% of our contract revenues during fiscal 2016 and less than 10% of our contract revenues during each of fiscal 2015 and 2014, are performed under contracts using the cost-to-cost measure of the percentage of completion method of accounting. Revenue is recognized under these arrangements based on the ratio of contract costs incurred to date to total estimated contract costs. For contracts using the cost-to-cost measure of completion, we accrue the entire amount of a contract loss at the time the loss is determined to be probable and can be reasonably estimated. During each of fiscal 2016, 2015, and 2014, there was no material impact to our results of operations due to changes in contract estimates.

There were no material amounts of unapproved change orders or claims recognized during each of fiscal 2016, 2015, or 2014. The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized.

Allowance for Doubtful Accounts. We grant credit under normal payment terms, generally without collateral, to our customers. We maintain an allowance for doubtful accounts for estimated losses on uncollected balances. Management analyzes the collectability of accounts receivable balances each period. This analysis considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity, and other relevant factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of our future provision for doubtful accounts. We recognize an increase in the allowance for doubtful accounts when it is probable that a receivable is not collectible and the loss can be reasonably estimated. Any increase in the allowance account has a corresponding negative effect on our results of operations.

Accrued Insurance Claims. For claims within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. We have established reserves that we believe to be adequate based on current evaluations and our experience with these types of claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is determined with the assistance of an actuary and reflected in the consolidated financial statements as accrued insurance claims. The effect on our financial statements is generally limited to the amount needed to satisfy our insurance deductibles or retentions. The liability for total accrued insurance claims and related processing costs was $89.7 million and $87.3 million as of July 30, 2016 and July 25, 2015, respectively, and included incurred but not reported losses of approximately $44.5 million and $39.4 million, respectively. Insurance recoveries/receivables related to accrued claims as of July 30, 2016 and July 25, 2015 was $5.7 million and $9.5 million, respectively, of which $5.7 million and $8.9 million, respectively, was included in non-current other assets in the consolidated balance sheets. As of July 25, 2015, $0.6 million of insurance recoveries/receivables was included in other current assets.

We estimate the liability for claims based on facts, circumstances, and historical experience. Recorded loss reserves are not discounted even though they will not be paid until sometime in the future. Factors affecting the determination of the expected cost for existing and incurred but not reported claims include, but are not limited to, the magnitude and quantity of future claims, the payment pattern of claims which have been incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations.

With regard to losses occurring in fiscal 2014 through fiscal 2016, we retain the risk of loss of up to $1.0 million on a per-occurrence basis for automobile liability, general liability, and workers’ compensation. We have maintained this same level of retention for fiscal 2017. These retention amounts are applicable to all of the states in which we operate, except with respect to workers’ compensation insurance in two states in which we participate in state-sponsored insurance funds. Aggregate stop-loss coverage for automobile liability, general liability, and workers’ compensation claims was $84.6 million for fiscal 2016 and is $103.7 million for fiscal 2017.

We are party to a stop-loss agreement for losses under our employee group health plan. For calendar years 2014 and 2015, we retained the risk of loss up to the first $250,000 of claims per participant as well as an annual aggregate amount. With regard to losses occurring in calendar year 2016, we retain the risk of loss, on an annual basis, up to the first $400,000 of claims per participant as well as an annual aggregate amount.

Stock-Based Compensation. The Company has certain stock-based compensation plans under which it grants stock-based awards, including stock options, restricted share units, and performance share units to attract, retain, and reward talented employees, officers and directors, and to align stockholder and employee interests. We have granted stock-based awards under our 2012 Long-Term Incentive Plan (“2012 Plan”), 2003 Long-Term Incentive Plan (“2003 Plan”) and 2007 Non-Employee Directors Equity Plan (“2007 Directors Plan” and, together with the 2012 Plan and 2003 Plan, the “Plans”). Our policy is to issue new shares to satisfy equity awards under the Plans. The total number of shares available for grant under the Plans as of July 30, 2016 was 1,023,162.

Compensation expense for stock-based awards is based on fair value at the measurement date and fluctuates over time as a result of the vesting period of the stock-based awards and our performance, as measured by criteria set forth in the performance-based awards. This expense is included in general and administrative expenses in the consolidated statements of operations and the amount of expense ultimately recognized depends on the number of awards that actually vest. For performance-based restricted share units (“Performance RSUs”), we evaluate compensation expense quarterly and recognize expense for performance-based awards only if we determine it is probable that the performance measures for the awards will be met. In the event we determine it is no longer probable that we will achieve certain performance measures for the awards, the associated stock-based compensation expense that we had previously recognized is reversed in the period such a determination is made. Accordingly, stock-based compensation expense may vary from fiscal year to fiscal year.

The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. Stock options generally vest ratably over a four-year period and are exercisable over a period of up to ten years. The fair value of time-based restricted share units (“RSUs”) and Performance RSUs is estimated on the date of grant and is generally equal to the closing stock price on that date. RSUs and Performance RSUs are settled in one share of our common stock upon vesting. RSUs vest ratably over a period of four years. Performance RSUs vest over a period of three years from the date of grant if certain performance measures are achieved. The performance measures for target awards are based on our fiscal year operating earnings (adjusted for certain amounts) as a percentage of contract revenues and our fiscal year operating cash flow level. Additionally, certain Performance RSU awards include three-year performance measures that, if met, result in supplemental shares being awarded. The three-year performance measures required to earn supplemental awards are more difficult to achieve than those required to earn annual target awards and are based on our three-year cumulative operating earnings (adjusted for certain amounts) as a percentage of contract revenues and our three-year cumulative operating cash flow level.

Income Taxes. We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Our effective income tax rate differs from the statutory rate for the tax jurisdictions where we operate primarily as the result of the impact of non-deductible and non-taxable items and tax credits recognized in relation to pre-tax results. Measurement of our tax position is based on the applicable statutes, federal and state case law, and our interpretations of tax regulations. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all relevant factors, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we determine that we would be able to realize deferred income tax assets in excess of their net recorded amount, we would adjust the valuation allowance, which would reduce the provision for income taxes.

In accordance with ASC Topic 740, Income Taxes (“ASC Topic 740”), we recognize tax benefits in the amount that we deem more likely than not will be realized upon ultimate settlement of any tax uncertainty. Tax positions that fail to qualify for recognition are recognized in the period in which the more-likely-than-not standard has been reached, when the tax positions are resolved with the respective taxing authority or when the statute of limitations for tax examination has expired. We recognize applicable interest related to tax amounts in interest expense and penalties within general and administrative expenses.

During fiscal 2015, we adopted new IRS regulations for capitalizing and deducting costs incurred to acquire, produce, or improve tangible property. The new regulations did not have a material effect on our consolidated financial statements.

Contingencies and Litigation. In the ordinary course of our business, we are involved in certain legal proceedings. Financial Accounting Standards Board Accounting Standard Codification (“ASC”) Topic 450, Contingencies (“ASC Topic 450”) requires an estimated loss from a loss contingency be accrued by a charge to operating results if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued, we evaluate, among other factors, the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. If only a range of probable loss can be determined, we accrue for our best estimate within the range for the contingency. In those cases where none of the estimates within the range is better than another, we accrue for the amount representing the low end of the range in accordance with ASC Topic 450. As additional information becomes available, we reassess the potential liability related to our pending contingencies and litigation and revise our estimates as applicable. Revisions of our estimates of the potential liability could materially impact our results of operations.

Additionally, if the final outcome of such litigation and contingencies differs adversely from that currently expected, it would result in a charge to operating results when determined.

Business Combinations. We account for business combinations under the acquisition method of accounting. The purchase price of each business acquired is allocated to the tangible and intangible assets acquired and the liabilities assumed based on information regarding their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable assets acquired and liabilities assumed is allocated to goodwill. We determine the fair values used in purchase price allocations for intangible assets based on historical data, estimated discounted future cash flows, contract backlog amounts, if applicable, and expected royalty rates for trademarks and trade names, as well as certain other information. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but unknown to us at that time, may become known during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill and intangible assets. Acquisition costs are expensed as incurred. The results of operations of businesses acquired are included in the consolidated financial statements from their dates of acquisition.

Goodwill and Intangible Assets. As of July 30, 2016, we had $310.2 million of goodwill, $4.7 million of indefinite-lived intangible assets and $193.2 million of finite-lived intangible assets, net of accumulated amortization. As of July 25, 2015, we had $271.7 million of goodwill, $4.7 million of indefinite-lived intangible assets and $116.2 million of finite-lived intangible assets, net of accumulated amortization. The increase in goodwill during fiscal 2016 is primarily the result of preliminary purchase price allocations associated with businesses acquired in fiscal 2016. The increase in net intangible assets is a result of businesses acquired during fiscal 2016, partially offset by amortization of intangibles during fiscal 2016. See Note 7, Goodwill and Intangible Assets, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

We account for goodwill and other intangibles in accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC Topic 350”). Goodwill and other indefinite-lived intangible assets are assessed annually for impairment as of the first day of the fourth fiscal quarter of each year, or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. We perform our annual impairment review of goodwill at the reporting unit level. Each of our operating segments with goodwill represents a reporting unit for the purpose of assessing impairment. If we determine the fair value of the reporting unit’s goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized and reflected in operating income or loss in the consolidated statements of operations during the period incurred.

In accordance with ASC Topic 360, Impairment or Disposal of Long-Lived Assets, we review finite-lived intangible assets for impairment whenever an event occurs or circumstances change that indicates that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. Should an asset not be recoverable, an impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is recognized in operating income or loss in the consolidated statements of operations during the period incurred.

We use judgment in assessing whether goodwill and intangible assets are impaired. Estimates of fair value are based on our projection of revenues, operating costs, and cash flows taking into consideration historical and anticipated future results, general economic and market conditions, as well as the impact of planned business or operational strategies. We determine the fair value of our reporting units using a weighting of fair values derived equally from the income approach and the market approach valuation methodologies. The income approach uses the discounted cash flow method and the market approach uses the guideline company method. Changes in our judgments and projections could result in significantly different estimates of fair value, potentially resulting in impairments of goodwill and other intangible assets. The inputs used for fair value measurements of the reporting units and other related indefinite-lived intangible assets are the lowest level (Level 3) inputs.

Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically due to downturns in customer demand and the level of overall economic activity including, in particular, construction and housing activity. Our customers may reduce capital expenditures and defer or cancel pending projects during times of slowing economic conditions. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of our reporting units. The cyclical nature of our business, the high level of competition existing within our industry, and the concentration of our revenues from a limited number of customers may also cause results to vary. These factors may affect individual reporting units disproportionately, relative to the Company as a whole. As a result, the performance of one or more of the reporting units could decline, resulting in an impairment of goodwill or intangible assets.

We evaluate current operating results, including any losses, in the assessment of goodwill and other intangible assets. The estimates and assumptions used in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Changes in judgments and estimates could result in significantly different estimates of the fair value of the reporting units and could result in impairments of goodwill or intangible assets of the reporting units. In addition, adverse changes to the key valuation assumptions contributing to the fair value of our reporting units could result in an impairment of goodwill or intangible assets.

We performed our annual impairment assessment as of the first day of the fourth quarter of each of fiscal 2016, 2015, and 2014 and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the years. Qualitative assessments on reporting units that comprise a substantial portion of our consolidated goodwill balance and on our indefinite-lived intangible asset were performed. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. We consider various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, we performed the first step of the quantitative analysis described in ASC Topic 350. Under the income approach, the key valuation assumptions used in determining the fair value estimates of our reporting units for each annual test were (a) a discount rate based on our best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units; (b) terminal value based on terminal growth rates; and (c) seven expected years of cash flow before the terminal value. The table below outlines certain assumptions in each of our fiscal 2016, 2015, and 2014 annual quantitative impairment analyses:

	2016	2015	2014
Terminal Growth Rate Range	2.0% - 3.0%	1.5% - 2.5%	1.5% - 3.0%
Discount Rate	11.5%	11.5%	11.5%

The discount rate reflects risks inherent within each reporting unit operating individually. These risks are greater than the risks inherent in the Company as a whole. The fiscal 2016, 2015, and 2014 analyses used the same discount rate and included consideration of market inputs such as the risk-free rate, equity risk premium, industry premium, and cost of debt, among other assumptions. The changes in these inputs from fiscal 2016, 2015 and 2014 had offsetting impacts and the discount rate remained at 11.5%. We believe the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of our reporting units and within our industry. Under the market approach, the guideline company method develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key valuation assumptions and valuation multiples used in determining the fair value estimates of our reporting units rely on (a) the selection of similar companies; (b) obtaining estimates of forecast revenue and earnings before interest, taxes, depreciation, and amortization for the similar companies; and (c) selection of valuation multiples as they apply to the reporting unit characteristics.

We determined that the fair values of each of the reporting units were substantially in excess of their carrying values in the fiscal 2016 annual assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value, and analyzed the impact of such changes were they to occur. Specifically, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would remain unchanged. Additionally, if the discount rate applied in the fiscal 2016 impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. As of July 30, 2016, we believe the goodwill is recoverable for all of the reporting units; however, there can be no assurances that goodwill may not be impaired in future periods.

Certain of our reporting units also have other intangible assets, including customer relationships, contract backlog, trade names, and non-compete intangibles. As of July 30, 2016, we believe that the carrying amounts of these intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

Outlook

Significant developments in consumer applications continue to increase the demands for greater capacity and enhanced reliability from the wireline and wireless networks of our customers. A proliferation of technological developments has been made possible by improved networks and their underlying fiber connections. Faster broadband connections are enabling the creation of other industries in which products and services rely on robust network connections for advanced functionality. Telecommunications providers will continue to expand their network capabilities to meet the demand of their consumers, driving demand for our services as these providers outsource a significant portion of their engineering, construction, maintenance, and installation requirements.

Telecommunications network operators are increasingly deploying fiber optic cable technology deeper into their networks and closer to consumers and businesses in order to respond to consumer demand, competitive realities, and public policy support. Fiber deployments have enabled cable companies to offer voice services in addition to their traditional video and data services. Additionally, fiber deployments are enabling video services for local telephone companies in addition to their traditional voice and high-speed data services. Several large telephone companies have pursued fiber-to-the-premise and fiber-to-the-node initiatives to compete actively with cable operators. Some telephone companies, which have previously deployed fiber-to-the-node architectures, have definitively transitioned to fiber-to-the-home architectures, while others are beginning to provision video over their fiber-to-the-node architectures. Further, many industry participants are deploying networks designed to provision 1-gigabit speeds to individual consumers and some have articulated plans to deploy speeds beyond 1-gigabit. Cable companies continue to increase the speeds of their services to residential customers and to deploy fiber to business customers with increasing urgency. Often these services to businesses are provided over fiber optic cables using “metro Ethernet” technology. The commercial geographies targeted by cable companies for network deployments generally require incremental fiber optic cable deployment and, as a result, require our services. These long-term initiatives and the possibility that other industry participants may pursue similar strategies create opportunities for us.

We expect the continued expansion of networks into areas of the U.S. that are currently unserved or underserved by high-speed broadband. Phase II of the Connect America Fund has been established to improve rural networks. This six-year program, administered by the Federal Communications Commission (the “FCC”), will provide $1.676 billion in funding per year to price cap carriers and others to expand and support broadband deployments in rural areas. In aggregate, our current customers, including several of our top ten customers, have accepted over $1.496 billion in funding per year under this program. New projects resulting from the Connect America Fund II are in planning, engineering, and construction. These projects are deploying fiber deeper into rural networks, and more are expected as new multi-year opportunities emerge. These opportunities also include fixed wireless deployments. We expect this program to contribute to demand for services in our industry.

Significant demand for wireless broadband is driven by the proliferation of smart phones and other mobile data devices. To respond to this demand, and other advances in technology, wireless carriers are upgrading their networks to 4G technologies and contemplating next generation mobile solutions such as small cells and 5G technologies. Wireless carriers are actively spending on their networks to respond to the explosion in wireless data traffic, to upgrade network technologies to improve performance and efficiency, and to consolidate disparate technology platforms. These initiatives present long-term opportunities for us with the wireless service providers we serve. Further, the demand for mobile broadband has increased bandwidth requirements on the wired networks of our customers. As the demand for mobile broadband grows, the amount of wireless traffic that must be “backhauled” over customers’ fiber networks increases and, as a result, carriers are accelerating the deployment of fiber optic cables to cellular sites and small cells. These trends are also driving the demand for our services and the increasing wireless data traffic is prompting further wireline deployments.

Significant consolidation and merger activity among telecommunications providers can also provide increased demand for our services as networks are integrated. As a result of recent merger activity, several of our large customers have committed to the FCC to expand and increase broadband network capabilities. These customer activities may further create a competitive response that will drive long-term demand for our services.

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

Results of Operations

The results of operations of businesses acquired are included in the consolidated financial statements from their dates of acquisition. The following table sets forth our consolidated statements of operations for the periods indicated and the amounts as a percentage of revenue (totals may not add due to rounding) (dollars in millions):

	Fiscal Year Ended
	2016		2015		2014
Revenues	$2,672.5	100.0%	$2,022.3	100.0%	$1,811.6	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	2,083.6	78.0	1,593.3	78.8	1,475.0	81.4
General and administrative	217.1	8.1	178.7	8.8	161.9	8.9
Depreciation and amortization	124.9	4.7	96.0	4.7	92.8	5.1
Total	2,425.7	90.8	1,868.0	92.4	1,729.7	95.5
Interest expense, net	(34.7)	(1.3)	(27.0)	(1.3)	(26.8)	(1.5)
Loss on debt extinguishment	(16.3)	(0.6)	—	—	—	—
Other income, net	10.4	0.4	8.3	0.4	11.2	0.6
Income before income taxes	206.3	7.7	135.6	6.7	66.3	3.7
Provision for income taxes	77.6	2.9	51.3	2.5	26.3	1.5
Net income	$128.7	4.8%	$84.3	4.2%	$40.0	2.2%

Our fiscal year ends on the last Saturday in July. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2016 consisted of 53 weeks of operations. Fiscal 2015 and 2014 each consisted of 52 weeks of operations. Fiscal 2017 will consist of 52 weeks of operations.

Year Ended July 30, 2016 Compared to Year Ended July 25, 2015

Revenues. Revenues increased to $2.673 billion during fiscal 2016 from $2.022 billion during fiscal 2015. Revenues increased in the current period primarily from services for customers deploying 1-gigabit networks, new awards with significant customers, and revenues generated by businesses acquired during fiscal 2016 and 2015. Additionally, fiscal 2016 included an additional week of operations as a result of our fiscal calendar.

During fiscal 2016 and 2015, total revenues of $159.0 million and $17.7 million, respectively, were generated by businesses that were not owned for the full year in both the current and prior fiscal years. Excluding these amounts, revenues increased by approximately $508.9 million during fiscal 2016 as compared to fiscal 2015. Revenues increased by approximately $224.9 million for a significant telecommunications customer improving its network and by approximately $139.7 million for a large telecommunications customer primarily for increased activity for services performed under new awards. Revenues increased for a leading cable multiple system operator by approximately $102.8 million from installation, maintenance and construction services, including services to provision fiber to small and medium businesses as well as network improvements. Further, revenues increased by approximately $69.3 million for services performed for a telecommunications customer in connection with rural services. Revenues also increased for services performed on a customer’s fiber network by approximately $54.5 million. Partially offsetting these increases, revenues related to stimulus work on projects funded in part by the American Recovery and Reinvestment Act of 2009 declined by $41.5 million during fiscal 2016 as the program was completed. In addition, revenues declined by $31.5 million for a customer where we were providing fiber construction on their end customer’s network. All other customers, on a combined basis, had net decreases in revenues of $9.3 million during fiscal 2016, as compared to fiscal 2015.

The percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 90.7%, 5.9%, and 3.4%, respectively, for fiscal 2016, compared to 90.0%, 6.2%, and 3.8%, respectively, for fiscal 2015.

Costs of Earned Revenues. Costs of earned revenues increased to $2.084 billion during fiscal 2016, compared to $1.593 billion during fiscal 2015. The increase was primarily due to a higher level of operations during fiscal 2016, including the operating costs of businesses acquired during fiscal 2016 and fiscal 2015 as well as an additional week of operations during fiscal 2016 as a result of our fiscal calendar. The primary components of the increase were a $410.5 million aggregate increase in direct labor and subcontractor costs, $46.3 million increase in direct material costs, $13.0 million net increase in equipment rental, maintenance and fuel costs, and $20.5 million net increase in other direct costs.

Costs of earned revenues as a percentage of contract revenue decreased 0.8% during fiscal 2016, compared to fiscal 2015. Direct material costs and other direct costs combined decreased 2.2% of contract revenue primarily as a result of operating leverage on our increased level of operations, mix of work, and from lower fuel prices. Partially offsetting these decreases, labor and subcontractor costs increased 1.4% of contract revenue for fiscal 2016, compared to fiscal 2015. The increase in labor and subcontractor costs as a percentage of contract revenue primarily resulted from changes in work type mix and costs incurred to expand operations for several large customer programs, including the impact on productivity. Additionally, during the second quarter of fiscal 2016 we experienced a more pronounced seasonal impact from the businesses acquired during calendar year 2015.

General and Administrative Expenses. General and administrative expenses increased to $217.1 million, or 8.1% of contract revenue during fiscal 2016, compared to $178.7 million, or 8.8% of contract revenue, during fiscal 2015. The increase in total general and administrative expenses during fiscal 2016 primarily resulted from increased payroll and performance-based compensation costs, costs of businesses acquired in fiscal 2016 and 2015, and increased technology and facilities costs as we expanded our operations. We recognized approximately $0.7 million of acquisition costs during fiscal 2016 in connection with a business acquired in the fourth quarter of fiscal 2016. Additionally, stock-based compensation increased to $16.8 million during fiscal 2016, compared to $13.9 million during fiscal 2015. The decrease in general and administrative expenses as a percentage of contract revenue is due to operating leverage on our increased level of operations.

Depreciation and Amortization. Depreciation and amortization was $124.9 million and $96.0 million during fiscal 2016 and 2015, respectively, and totaled 4.7% of contract revenue during each fiscal year. The increase in depreciation and amortization expense during fiscal 2016 is primarily a result of the addition of fixed assets during fiscal 2016 and 2015 and incremental expense of businesses acquired in fiscal 2016 and 2015. Amortization expense was $19.4 million and $16.7 million during fiscal 2016 and 2015, respectively.

Interest Expense, Net. Interest expense, net was $34.7 million and $27.0 million during fiscal 2016 and 2015, respectively. Interest expense includes approximately $14.7 million for the non-cash amortization of debt discount associated with our convertible senior notes during fiscal 2016. Excluding this amortization, interest expense, net decreased to $20.0 million during fiscal 2016 primarily due to a lower interest coupon rate on the convertible senior notes issued in September 2015 compared to the previously outstanding 7.125% Notes. See Note 10, Debt, in Notes to the Consolidated Financial Statements on this Annual Report on Form 10-K for additional information regarding the Company’s debt transactions.

Loss on Debt Extinguishment. In connection with the redemption of our 7.125% Notes, we incurred a pre-tax charge for early extinguishment of debt of approximately $16.3 million during the first quarter of fiscal 2016. This charge is comprised of: (i) $4.9 million for the present value of the interest payments for the period from the redemption date of October 15, 2015 through January 15, 2016, (ii) $6.5 million for the excess of the present value of the redemption price over the carrying value of the 7.125% Notes, and (iii) $4.9 million for the write-off of deferred financing charges related to the fees incurred in connection with the issuance of the 7.125% Notes.

Other Income, Net. Other income was $10.4 million and $8.3 million during fiscal 2016 and 2015, respectively. The increase in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during fiscal 2016, compared to fiscal 2015. Other income, net during fiscal 2016 also includes immaterial discount fees related to a customer-sponsored vendor payment program in which we participate. Under this program, accounts receivable are collected on an expedited basis pursuant to a non-recourse sale of the receivables to a bank partner of the customer. The program significantly reduces the time required to collect that customer’s receivables.

Income Taxes. The following table presents our income tax provision and effective income tax rate for fiscal 2016 and 2015 (dollars in millions):

	Fiscal Year Ended
	2016	2015
Income tax provision	$77.6	$51.3
Effective income tax rate	37.6%	37.8%

Fluctuations in our effective income tax rate were primarily attributable to the difference in income tax rates from state to state, non-deductible and non-taxable items, disqualifying dispositions of incentive stock option exercises, and production-related tax deductions recognized in relation to our pre-tax results during the periods. The decrease in our effective income tax rate during the current year period, as compared to the prior year period, is primarily due to increased production-related tax deductions recognized in relation to higher pre-tax results in the current period and a lesser impact of non-deductible items. We had total unrecognized tax benefits of approximately $2.4 million and $2.3 million as of July 30, 2016 and July 25, 2015, respectively, which, if recognized, would favorably affect our effective tax rate.

Net Income. Net income was $128.7 million for fiscal 2016, compared to $84.3 million for fiscal 2015.

Year Ended July 25, 2015 Compared to Year Ended July 26, 2014

Revenues. Revenues increased to $2.022 billion during fiscal 2015 from $1.812 billion during fiscal 2014. Revenues increased in fiscal 2015 from services for customers deploying 1-gigabit networks and from new awards with significant customers. Additionally, work performed during fiscal 2015 was significantly less impacted by weather conditions as compared to fiscal 2014.

During fiscal 2015, total revenues of $40.4 million were generated by businesses acquired during fiscal 2015 as well as during the fourth quarter of fiscal 2014. During fiscal 2014, total revenues of $2.8 million were generated by businesses acquired during the fourth quarter of fiscal 2014. Excluding amounts from these businesses that were not owned for the full year in both fiscal years, revenues increased by approximately $173.1 million during fiscal 2015 as compared to fiscal 2014. Revenues increased for a significant customer investing in improvements to its networks by approximately $56.3 million. Revenues also increased for services performed on a customer’s fiber network by approximately $55.1 million. In addition, revenues increased for a leading cable multiple system operator by approximately $48.2 million from maintenance and construction services, including services to provision fiber to small and medium businesses as well as network improvements. Other increases in revenue include increases of approximately $39.9 million for a customer for which we are performing fiber construction services on their end customer’s network and increases of approximately $24.0 million for a large telecommunications customer investing in improvements to its network. Partially offsetting these increases, revenues related to stimulus work on projects funded in part by the American Recovery and Reinvestment Act of 2009 declined by approximately $61.4 million during fiscal 2015, compared to fiscal 2014, as the program was completed. Furthermore, revenues for a cable multiple system operator declined $17.9 million. All other customers, on a combined basis, had net increases in revenues of $28.9 million during fiscal 2015, compared to fiscal 2014.

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

General and Administrative Expenses. General and administrative expenses increased to $178.7 million, or 8.8% as a percentage of contract revenue, during fiscal 2015, compared to $161.9 million, or 8.9% as a percentage of contract revenue, during fiscal 2014. The increase in total general and administrative expenses during fiscal 2015 resulted from increased payroll and performance-based compensation costs, higher legal and other professional fees, and the costs of businesses acquired in fiscal 2015 and 2014. Additionally, stock-based compensation increased to $13.9 million during fiscal 2015, from $12.6 million during fiscal 2014. Stock-based compensation recognized in fiscal 2014 for Performance RSUs was lower than fiscal 2015 because the Company did not fully achieve the performance goals set forth for the fiscal 2014 performance period.

Depreciation and Amortization. Depreciation and amortization increased to $96.0 million during fiscal 2015, from $92.8 million during fiscal 2014, and totaled 4.7% and 5.1% of contract revenue, respectively. The increase in depreciation expense, arising from the addition of fixed assets during fiscal 2015 and depreciation from businesses acquired in fiscal 2015 and 2014, was partially offset by a decrease in amortization expense. Amortization expense decreased to $16.7 million during fiscal 2015 from $18.3 million during fiscal 2014. The decrease in amortization expense was a result of certain contract backlog intangible assets of the telecommunications infrastructure services subsidiaries acquired from Quanta Services, Inc. becoming fully amortized during fiscal 2015.

Interest Expense, Net. Interest expense, net was $27.0 million and $26.8 million during fiscal 2015 and 2014, respectively. The increase for fiscal 2015 reflects higher debt balances outstanding for a longer time period during fiscal 2015 compared to fiscal 2014. The additional cost on incremental debt was partially offset by lower interest rates on the outstanding balances as a result of the amendment of our credit agreement during the third quarter of fiscal 2015.

Other Income, Net. Other income, net was $8.3 million and $11.2 million during fiscal 2015 and 2014, respectively. The decrease in other income was primarily a function of the number of assets sold and prices obtained for those assets during fiscal 2015, compared to fiscal 2014.

Income Taxes. The following table presents our income tax provision and effective income tax rate for fiscal 2015 and 2014 (dollars in millions):

	Fiscal Year Ended
	2015	2014
Income tax provision	$51.3	$26.3
Effective income tax rate	37.8%	39.7%

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

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and costs and estimated earnings in excess of billings. Cash and equivalents primarily include balances on deposit with banks and totaled $33.8 million as of July 30, 2016, compared to $21.3 million as of July 25, 2015. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

In connection with the issuance of the 0.75% convertible senior notes due September 2021, we entered into privately-negotiated convertible note hedge transactions with certain counterparties. We are subject to counterparty risk with respect to these convertible note hedge transactions. The hedge counterparties are financial institutions, and we are subject to the risk that they might default under the convertible note hedge transactions. To mitigate that risk, we contracted with institutional counterparties who met specific requirements under our risk assessment process. Additionally, the transactions are subject to a netting arrangement, which also reduces credit risk.

Sources of Cash. Our sources of cash have been operating activities, long-term debt, equity offerings, stock option proceeds, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, equipment, materials, and subcontractors, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $541.7 million as of July 30, 2016, compared to $473.7 million as of July 25, 2015.

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

We expect capital expenditures, net of disposals, to range from $175.0 million to $185.0 million for fiscal 2017 to support growth opportunities and the replacement of certain fleet assets. Our level of capital expenditures can vary depending on the customer demand for our services, the replacement cycle we select for our equipment, and overall growth. We intend to fund these expenditures primarily from operating cash flows, availability under our credit agreement and cash on hand.

Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our credit agreement, are sufficient to meet our financial obligations. These obligations include interest payments required on our convertible senior notes and outstanding borrowings under our credit agreement, working capital requirements, and the normal replacement of equipment at our current level of operations for at least the next twelve months. Our capital requirements may increase to the extent we seek to grow by acquisitions that involve consideration other than our stock, or to the extent we repurchase our common stock, repay credit agreement borrowings, or repurchase or convert our convertible senior notes. Changes in financial markets or other components of the economy could adversely impact our ability to access the capital markets, in which case we would expect to rely on a combination of available cash and our credit agreement to provide short-term funding. Management regularly monitors the financial markets and assesses general economic conditions for possible impact on our financial position. We believe our cash investment policies are prudent and expect that any volatility in the capital markets would not have a material impact on our cash investments.

Net cash flows. The following table presents our net cash flows for fiscal 2016, 2015, and 2014 (dollars in millions):

	Fiscal Year Ended
	2016	2015	2014
Net cash flows:
Provided by operating activities	$261.5	$141.9	$84.2
Used in investing activities	$(333.1)	$(130.1)	$(91.1)
Provided by (used in) financing activities	$84.1	$(11.2)	$9.0

Cash Provided by Operating Activities. During fiscal 2016, net cash provided by operating activities was $261.5 million. Non-cash items in the cash flows from operating activities during fiscal 2016, 2015, and 2014 were primarily depreciation and amortization, gain on sale of assets, bad debt expense, stock-based compensation, amortization of debt discount, non-cash loss on debt extinguishment, amortization of debt issuance costs, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $33.8 million of operating cash flow during fiscal 2016. Working capital changes that used operating cash flow during fiscal 2016 included an increase in costs and estimated earnings in excess of billings of $71.0 million. In addition, net increases in other current assets and other non-current assets combined used $16.7 million of operating cash flow during fiscal 2016 primarily for inventory and prepaid costs. Working capital changes that provided operating cash flow during fiscal 2016, primarily resulting from the timing of payments, were net increases in income taxes payable of $20.1 million, accrued liabilities of $15.9 million, primarily resulting from an increase in accrued performance-based compensation as a result of operating performance, and accounts payable of $15.1 million. Additionally, a decrease in accounts receivable provided $2.7 million of operating cash flow during fiscal 2016.

Our days sales outstanding (“DSO”) for accounts receivable is calculated based on the ending accounts receivable divided by the average daily revenue for the most recently completed quarter. Contract payment terms vary by customer and primarily range from 30 to 90 days after invoicing. Our DSO was 41 days as of July 30, 2016, compared to 50 days as of July 25, 2015. Our DSO declined due to strong customer collections during the fourth quarter of fiscal 2016. During the fourth quarter of fiscal 2016, we began participating in a customer-sponsored vendor payment program whereby accounts receivable are collected on an expedited basis pursuant to a non-recourse sale of the receivables to a bank partner of the customer. The program significantly reduces the time required to collect that customer’s receivables. We incur a slight discount fee associated with the collection of the accounts receivable that is reflected as an expense component in other income, net in the consolidated statements of operations. During the fourth quarter of fiscal 2016, we sold $85.6 million of receivables under this program to the customer’s bank in advance of the original contract payment terms, improving the time required to collect the related receivables by 10 days as of July 30, 2016. We believe the DSO level for accounts receivable as of July 30, 2016 can be sustained so long as we continue on with the program. Our DSO for costs and estimated earnings in excess of billings (“CIEB”) was 44 days and 41 days as of July 30, 2016 and July 25, 2015, respectively.

Our CIEB balances are maintained at a detailed task-specific level or project level and are evaluated regularly for realizability. Such amounts are invoiced in the normal course of business according to contract terms that consider the completion of specific tasks and the passage of time. Project delays for commercial issues such as permitting, engineering changes, incremental documentation requirements, or difficult job site conditions can extend the time needed to complete certain work orders, which may delay invoicing to the customer for work performed. We were not experiencing any material project delays or other circumstances that would impact the realizability of the CIEB balance as of July 30, 2016. Additionally, there were no material amounts of CIEB related to claims or unapproved change orders as of July 30, 2016 or July 25, 2015. As of July 30, 2016, we believe that none of our significant customers were experiencing financial difficulties that would impact the realizability of our CIEB or the collectability of our trade accounts receivable.

During fiscal 2015, net cash provided by operating activities was $141.9 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $40.3 million of operating cash flow during fiscal 2015. Working capital changes that used operating cash flow during fiscal 2015 were increases in accounts receivable and net costs and estimated earnings in excess of billings of $40.4 million and $41.0 million, respectively. Net increases in other current and other non-current assets combined used $8.0 million of operating cash flow during fiscal 2015, primarily for pre-paid costs during fiscal 2015. The primary working capital sources of cash flow during fiscal 2015 were changes in other accrued liabilities of $30.3 million, primarily resulting from an increase in accrued insurance claims and an increase in accrued performance-based compensation as a result of operating performance. In addition, increases in accounts payable of $7.1 million and increases in income tax payable, net of income tax receivables, of $11.8 million provided operating cash flow during fiscal 2015 due to the timing of cash payments.

Our DSO for accounts receivable (based on the ending accounts receivable divided by the average daily revenue for the most recently completed quarter) was 50 days as of July 25, 2015, compared to 51 days as of July 26, 2014. Contract payment terms vary by customer and primarily range from 30 to 60 days after invoicing. Our DSO for CIEB was 41 days as of both July 25, 2015 and July 26, 2014. During fiscal 2015, we collected certain of the past due balances from a customer on a rural project funded in part by the American Recovery and Reinvestment Act of 2009 (the “ARRA”). As of July 25, 2015, approximately, $6.8 million was owed to us by this customer, the entirety of which was collected during fiscal 2016.

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

Cash Used in Investing Activities. Net cash used in investing activities was $333.1 million during fiscal 2016. During fiscal 2016, we paid $157.2 million in connection with acquisitions during the year. Capital expenditures of $186.0 million were offset in part by proceeds from the sale of assets of $10.5 million during fiscal 2016, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets. Restricted cash, primarily related to funding provisions of our insurance program, increased approximately $0.5 million during fiscal 2016.

Net cash used in investing activities was $130.1 million during fiscal 2015. During fiscal 2015, we paid $31.9 million in connection with acquisitions during the year. Capital expenditures of $103.0 million were offset in part by proceeds from the sale of assets of $9.4 million during fiscal 2015. Additionally, during fiscal 2015, we made an investment of $4.0 million in non-voting senior units of a former customer in connection with their restructuring plan. Restricted cash, primarily related to funding provisions of our insurance program, increased approximately $0.5 million during fiscal 2015.

Net cash used in investing activities was $91.1 million during fiscal 2014. During fiscal 2014, we paid $17.1 million in connection with acquisitions during the year. Capital expenditures of $89.1 million were offset in part by proceeds from the sale of assets of $15.4 million during fiscal 2014. Restricted cash, primarily related to funding provisions of our insurance program, increased approximately $0.3 million during fiscal 2014.

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $84.1 million during fiscal 2016. The primary source of cash provided by financing activities during fiscal 2016 was the $485.0 million principal amount of 0.75% convertible senior notes due 2021 (the “Notes”) issued in a private placement in September 2015. We used $277.5 million of the net proceeds from the Notes issuance to fund the redemption of our 7.125% senior subordinated notes. Furthermore, in connection with the offering of the Notes, we entered into convertible note hedge transactions with counterparties for a total cost of approximately $115.8 million. We also entered into separately negotiated warrant transactions with the same counterparties, and received proceeds of approximately $74.7 million from the sale of these warrants. See Note 10, Debt, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional discussion of these debt transactions. During fiscal 2016, net repayments on the revolving facility under our credit agreement were $95.3 million and net borrowings on the term loan facilities under our credit agreement were $196.3 million. Additionally, we paid approximately $16.4 million in total debt issuance costs in connection with the amendments of our credit agreement and our issuance of the Notes during fiscal 2016. During fiscal 2016, we repurchased 2,511,578 shares of our common stock in open market transactions, at an average price of $67.69 per share, for approximately $170.0 million. In addition, during fiscal 2016 we received $2.7 million from the exercise of stock options and received excess tax benefits of $13.0 million, primarily from the exercise of stock options and vesting of restricted share units. We withheld shares and paid $12.6 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during fiscal 2016.

Net cash used in financing activities was $11.2 million during fiscal 2015. During fiscal 2015, borrowings under our credit agreement, net of repayments, were $68.2 million. Additionally, in fiscal 2015, we paid $3.9 million of debt issuance costs in connection with the amendment of our credit agreement. We also paid a $1.0 million obligation related to a business acquired in the fourth quarter of fiscal 2013. During fiscal 2015, we repurchased 1,669,924 shares of our common stock in open market transactions for approximately $87.1 million, an average price of $52.19 per share. Additionally, we received $8.9 million from the exercise of stock options and received excess tax benefits of $8.4 million primarily from the exercise of stock options and vesting of restricted share units during fiscal 2015. We withheld shares and paid $4.7 million to tax authorities in order to meet payroll tax withholdings obligations on restricted share units that vested during fiscal 2015.

Net cash provided by financing activities was $9.0 million during fiscal 2014. During fiscal 2014, we received $14.6 million from the exercise of stock options and $3.0 million of excess tax benefits primarily from the exercises of stock options and vesting of restricted share units during fiscal 2014. Additionally, net revolving borrowings under our credit agreement were $14.0 million, partially offset by principal payments on the term loan under our credit agreement of $7.8 million. Additionally, we paid a $1.0 million obligation related to a business acquired in the fourth quarter of fiscal 2013. During fiscal 2014, we repurchased 360,900 shares of our common stock in open market transactions, at an average price of $27.71 per share, for approximately $10.0 million. We withheld shares and paid $3.8 million to tax authorities in order to meet payroll tax withholdings obligations on restricted share units that vested during fiscal 2014.

Compliance with Credit Agreement and Indenture. We are party to a credit agreement with the various lenders named therein, dated as of December 3, 2012 (as amended as of June 17, 2016, May 20, 2016, April 24, 2015 and September 9, 2015), that matures on April 24, 2020. The credit agreement provides for a $450.0 million revolving facility, $350.0 million in aggregate term loan facilities, and contains a sublimit of $200.0 million for the issuance of letters of credit. Subject to certain conditions, the credit agreement provides us with the ability to enter into one or more incremental facilities, either by increasing the revolving commitments under the credit agreement and/or in the form of term loans, up to the greater of (i) $150.0 million and (ii) an amount such that, after giving effect to such incremental facility on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured leverage ratio is the ratio of our consolidated senior secured indebtedness to our trailing twelve-month consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined by the credit agreement. The incremental facilities can be in the form of revolving commitments under the credit agreement and/or in the form of term loans. Payments under the credit agreement are guaranteed by substantially all of our subsidiaries and secured by the equity interests of the substantial majority of our subsidiaries.

Borrowings under our credit agreement bear interest at rates described below based upon our consolidated leverage ratio, which is the ratio of our consolidated total funded debt to our trailing twelve month consolidated EBITDA, as defined by the credit agreement. In addition, we incur certain fees for unused balances and letters of credit at rates described below, also based upon our consolidated leverage ratio:

Borrowings - Eurodollar Rate Loans	1.25% - 2.00% plus LIBOR
Borrowings - Base Rate Loans	0.25% - 1.00% plus administrative agent’s base rate(1)
Unused Revolver Commitment	0.25% - 0.40%
Standby Letters of Credit	1.25% - 2.00%
Commercial Letters of Credit	0.625% - 1.00%

(1) The agent’s base rate is described in the credit agreement as the highest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Rate plus 0.50%, and (iii) the Eurodollar rate plus 1.00%, plus an applicable margin.

The weighted average interest rates and fees for balances under the credit agreement as of July 30, 2016 and July 25, 2015 were as follows:

	Weighted Average Rate End of Period
	July 30, 2016	July 25, 2015
Borrowings - Term loan facilities	2.49%	1.94%
Borrowings - Revolving facility(1)	—%	2.02%
Standby Letters of Credit	2.00%	1.75%
Unused Revolver	0.40%	0.35%

(1) There were no outstanding borrowings under the revolving facility as of July 30, 2016.

The credit agreement contains a financial covenant that requires us to maintain a consolidated leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter. It provides for certain increases to this ratio in connection with permitted acquisitions on the terms and conditions specified in the credit agreement. In addition, the credit agreement contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, as defined by the credit agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At July 30, 2016 and July 25, 2015, we were in compliance with the financial covenants of our credit agreement and had additional borrowing availability in the revolving facility of $392.4 million and $300.3 million, respectively, as determined by the most restrictive covenants.

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of July 30, 2016 (dollars in thousands):

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
0.75% convertible senior notes due September 2021	$—	$—	$—	$485,000	$485,000
Credit agreement – revolving borrowings	—	—	—	—	—
Credit agreement – term loan facilities	13,125	48,125	285,000	—	346,250
Fixed interest payments on long-term debt(1)	3,637	7,275	7,275	1,819	20,006
Operating lease obligations	19,845	25,993	8,500	5,098	59,436
Employment agreements	12,122	14,540	753	—	27,415
Purchase and other contractual obligations(2)	23,844	—	—	—	23,844
Total	$72,573	$95,933	$301,528	$491,917	$961,951

(1) Includes interest payments on our $485.0 million principal amount of 0.75% convertible senior notes due 2021 outstanding and excludes any interest payments on our variable rate debt. Variable rate debt as of July 30, 2016 consisted of $346.3 million outstanding under our term loan facilities.

(2) Purchase and other contractual obligations primarily represent obligations under agreements to purchase vehicles and equipment that have not been received as of July 30, 2016. We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees, as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of July 30, 2016.

Our consolidated balance sheet as of July 30, 2016 includes a long-term liability of approximately $52.8 million for accrued insurance claims. This liability has been excluded from the above table as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was $2.4 million and $2.3 million as of July 30, 2016 and July 25, 2015, respectively, and is included in other liabilities in the consolidated balance sheet. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance Bonds and Guarantees – We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of July 30, 2016 and July 25, 2015, we had $165.8 million and $294.9 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $45.8 million as of July 30, 2016. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit – We have standby letters of credit issued under our credit agreement as part of our insurance program. These letters of credit collateralize our obligations to our insurance carriers in connection with the settlement of potential claims. As of July 30, 2016 and July 25, 2015, we had $57.6 million and $54.4 million, respectively, outstanding standby letters of credit issued under our credit agreement.

Backlog. Our backlog consists of the estimated uncompleted portion of services to be performed under contractual agreements with our customers and totaled $6.031 billion and $3.680 billion at July 30, 2016 and July 25, 2015, respectively. The increase in backlog primarily relates to new awards. We expect to complete 38.5% of the July 30, 2016 backlog during the next twelve months. Our backlog estimates represent amounts under master service agreements and other contractual agreements for services projected to be performed over the terms of the contracts and are based on contract terms, our historical experience with customers and, more generally, our experience in similar procurements. The significant majority of our backlog estimates comprise services under master service agreements and long-term contracts.

Revenue estimates included in our backlog can be subject to change because of project accelerations, contract cancellations, or delays due to various factors, including, but not limited to, commercial issues such as permitting, engineering changes, incremental documentation requirements, difficult job site conditions, and adverse weather. These factors can also cause revenue to be realized in different periods or in different amounts from those originally reflected in backlog. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. While we did not experience any material cancellations during fiscal 2016, 2015, or 2014, many of our customers may cancel our contracts upon notice regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

Backlog is not a measure defined by United States generally accepted accounting principles; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.

Legal Proceedings

In May 2013, CertusView Technologies, LLC (“CertusView”), a wholly-owned subsidiary of the Company, filed suit against S & N Communications, Inc. and S&N Locating Services, LLC (together, “S&N”) in the United States District Court for the Eastern District of Virginia alleging infringement of certain United States patents. In January 2015, the District Court granted S&N’s motion for judgment on the pleadings for failure to claim patent-eligible subject matter, and entered final judgment on those claims the same day. CertusView filed a Notice of Appeal in February 2015 with the Court of Appeals for the Federal Circuit. In May 2015, the District Court reopened the case to allow S&N to proceed with inequitable conduct counterclaims. In July 2015, the Court of Appeals dismissed the appeal in that court pending resolution of proceedings in the District Court. A bench trial in the District Court on the inequitable conduct counterclaims whereby S&N was seeking additional grounds to find the patents unenforceable took place in March 2016 and post-trial briefs were filed with the District Court in April 2016. In August 2016, the District Court ruled against S&N and in favor of CertusView on the inequitable conduct counterclaims and entered final judgment. Subsequent to the judgment being entered, on August 24, 2016, S&N filed a motion requesting the District Court make a finding that the suit was an exceptional case and award S&N recovery of its attorney fees. It is too early to evaluate the likelihood of an outcome to this motion and CertusView intends to vigorously defend itself.

From time to time, we are party to various other claims and legal proceedings. It is the opinion of management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on our financial statements.

Recently Issued Accounting Pronouncements

Refer to Note 1, Accounting Policies, of Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for a discussion of recent accounting standards and pronouncements.

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

Our credit agreement permits borrowings at a variable rate of interest. On July 30, 2016, we had variable rate debt outstanding under our credit agreement of $346.3 million under our term loan facilities. Interest related to these borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of the credit agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $1.7 million annually.

In September 2015, we issued $485.0 million principal amount of convertible senior notes (the “Notes”), which bear a fixed rate of interest of 0.75%. Due to the fixed rate of interest on the Notes, changes in interest rates would not have an impact on the related interest expense. However, there exists market risk sensitivity on the fair value of the fixed rate Notes with respect to changes in interest rates. Generally, the fair value of the fixed rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes is affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The fair value of the Notes was approximately $458.7 million on July 30, 2016, based on quoted market prices, compared to the $373.1 million net carrying amount. The fair value and net carrying amount are both reflected net of the debt discount of $101.7 million and debt issuance costs attributable to the liability component of $10.2 million as of July 30, 2016. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the fourth quarter of fiscal 2016, which was $117.65.

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

We also entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby we sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of our common stock at a price of $130.43 per share. We expect to settle the warrant transactions on a net share basis. See Note 10, Debt, in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional discussion of these debt transactions.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of July 30, 2016, the market risk for foreign currency exchange rates was not significant as our operations in Canada were not material.

Item 8. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in thousands)

	July 30, 2016	July 25, 2015
ASSETS
Current assets:
Cash and equivalents	$33,787	$21,289
Accounts receivable, net	328,030	315,134
Costs and estimated earnings in excess of billings	376,972	274,730
Inventories	73,606	48,650
Deferred tax assets, net	22,733	20,630
Other current assets	16,106	16,199
Total current assets	851,234	696,632

Property and equipment, net	326,670	231,564
Goodwill	310,157	271,653
Intangible assets, net	197,879	120,926
Other	33,776	33,148
Total non-current assets	868,482	657,291
Total assets	$1,719,716	$1,353,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,492	$71,834
Current portion of debt	13,125	3,750
Billings in excess of costs and estimated earnings	19,557	16,896
Accrued insurance claims	36,844	35,824
Income taxes payable	15,307	8,916
Other accrued liabilities	122,302	89,490
Total current liabilities	322,627	226,710

Long-term debt	706,202	516,900
Accrued insurance claims	52,835	51,476
Deferred tax liabilities, net non-current	76,587	47,388
Other liabilities	4,178	4,249
Total liabilities	1,162,429	846,723

COMMITMENTS AND CONTINGENCIES, Note 17

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 31,420,310 and 33,381,779 issued and outstanding, respectively	10,473	11,127
Additional paid-in capital	10,208	71,004
Accumulated other comprehensive loss	(1,274)	(1,198)
Retained earnings	537,880	426,267
Total stockholders’ equity	557,287	507,200
Total liabilities and stockholders’ equity	$1,719,716	$1,353,923

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JULY 30, 2016, JULY 25, 2015, AND JULY 26, 2014 (Dollars in thousands, except share amounts)

	Fiscal Year Ended
	2016	2015	2014
REVENUES:
Contract revenues	$2,672,542	$2,022,312	$1,811,593

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	2,083,579	1,593,250	1,475,045
General and administrative (including stock-based compensation expense of $16.8 million, $13.9 million, and $12.6 million respectively)	217,149	178,700	161,858
Depreciation and amortization	124,940	96,044	92,772
Total	2,425,668	1,867,994	1,729,675

Interest expense, net	(34,720)	(27,025)	(26,827)
Loss on debt extinguishment	(16,260)	—	—
Other income, net	10,433	8,291	11,228
Income before income taxes	206,327	135,584	66,319

Provision for income taxes:
Current	50,805	50,016	32,664
Deferred	26,782	1,244	(6,323)
Total provision for income taxes	77,587	51,260	26,341

Net income	$128,740	$84,324	$39,978

Earnings per common share:
Basic earnings per common share	$3.98	$2.48	$1.18

Diluted earnings per common share	$3.89	$2.41	$1.15

Shares used in computing earnings per common share:
Basic	32,315,636	34,045,481	33,773,158

Diluted	33,115,755	35,026,688	34,816,381

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS ENDED JULY 30, 2016, JULY 25, 2015, AND JULY 26, 2014 (Dollars in thousands)

	Fiscal Year Ended
	2016	2015	2014
Net income	$128,740	$84,324	$39,978
Foreign currency translation losses, net of tax	(76)	(1,040)	(261)
Comprehensive income	$128,664	$83,284	$39,717

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
Balances as of July 27, 2013	33,264,117	$11,088	$115,205	$103	$301,965	$428,361
Stock options exercised	803,796	268	14,300	—	—	14,568
Stock-based compensation	3,999	1	12,595	—	—	12,596
Issuance of restricted stock, net of tax withholdings	279,577	93	(3,874)	—	—	(3,781)
Repurchase of common stock	(360,900)	(120)	(9,879)	—	—	(9,999)
Other comprehensive loss	—	—	—	(261)	—	(261)
Tax benefits from stock-based compensation	—	—	3,472	—	—	3,472
Net income	—	—	—	—	39,978	39,978
Balances as of July 26, 2014	33,990,589	11,330	131,819	(158)	341,943	484,934
Stock options exercised	735,330	245	8,677	—	—	8,922
Stock-based compensation	4,062	1	13,922	—	—	13,923
Issuance of restricted stock, net of tax withholdings	321,722	107	(4,818)	—	—	(4,711)
Repurchase of common stock	(1,669,924)	(556)	(86,590)	—	—	(87,146)
Other comprehensive loss	—	—	—	(1,040)	—	(1,040)
Tax benefits from stock-based compensation	—	—	7,994	—	—	7,994
Net income	—	—	—	—	84,324	84,324
Balances as of July 25, 2015	33,381,779	11,127	71,004	(1,198)	426,267	507,200
Stock options exercised	212,619	71	2,674	—	—	2,745
Stock-based compensation	3,015	1	16,849	—	—	16,850
Issuance of restricted stock, net of tax withholdings	334,475	111	(12,715)	—	—	(12,604)
Repurchase of common stock	(2,511,578)	(837)	(152,033)	—	(17,127)	(169,997)
Other comprehensive loss	—	—	—	(76)	—	(76)
Tax benefits from stock-based compensation	—	—	13,003	—	—	13,003
Equity component of 0.75% convertible senior notes due 2021, net	—	—	112,554	—	—	112,554
Sale of warrants	—	—	74,690	—	—	74,690
Purchase of convertible note hedges	—	—	(115,818)	—	—	(115,818)
Net income	—	—	—	—	128,740	128,740
Balances as of July 30, 2016	31,420,310	$10,473	$10,208	$(1,274)	$537,880	$557,287

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JULY 30, 2016, JULY 25, 2015, AND JULY 26, 2014 (Dollars in thousands)

	Fiscal Year Ended
	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$128,740	$84,324	$39,978
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	124,940	96,044	92,772
Deferred income tax provision (benefit)	26,782	1,244	(6,323)
Stock-based compensation	16,850	13,923	12,596
Bad debt expense, net	1,252	465	615
Gain on sale of fixed assets	(9,806)	(7,110)	(10,706)
Write-off of deferred financing fees and premium on long-term debt	2,017	—	—
Amortization of premium on long-term debt	(94)	(397)	(369)
Amortization of debt discount	14,709	—	—
Amortization of debt issuance costs and other	2,875	2,040	1,916
Excess tax benefit from share-based awards	(13,003)	(8,371)	(3,025)
Change in operating assets and liabilities:
Accounts receivable, net	2,729	(40,444)	(16,949)
Costs and estimated earnings in excess of billings, net	(70,957)	(41,021)	(25,356)
Other current assets and inventory	(13,800)	(1,138)	(12,843)
Other assets	(2,936)	(6,875)	(555)
Income taxes receivable/payable	20,148	11,758	6,685
Accounts payable	15,132	7,114	(4,244)
Accrued liabilities, insurance claims, and other liabilities	15,910	30,344	9,993
Net cash provided by operating activities	261,488	141,900	84,185

INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	(157,183)	(31,909)	(17,088)
Capital expenditures	(186,011)	(102,997)	(89,136)
Proceeds from sale of assets	10,540	9,392	15,407
Changes in restricted cash	(479)	(538)	(303)
Other investing activities	—	(4,000)	—
Net cash used in investing activities	(333,133)	(130,052)	(91,120)

FINANCING ACTIVITIES:
Proceeds from borrowings on senior credit agreement, including term loans	1,310,000	535,750	502,000
Principal payments on senior credit agreement, including term loans	(1,209,000)	(467,563)	(495,813)
Proceeds from issuance of 0.75% convertible senior notes due 2021	485,000	—	—
Proceeds from sale of warrants	74,690	—	—
Purchase of convertible note hedges	(115,818)	—	—
Principal payments for satisfaction and discharge of 7.125% senior subordinated notes	(277,500)	—	—
Debt issuance costs	(16,376)	(3,854)	—
Repurchases of common stock	(169,997)	(87,146)	(9,999)
Exercise of stock options	2,745	8,922	14,568
Restricted stock tax withholdings	(12,604)	(4,711)	(3,781)
Excess tax benefit from share-based awards	13,003	8,371	3,025
Principal payments on other financing activities	—	(1,000)	(1,000)
Net cash provided by (used in) financing activities	84,143	(11,231)	9,000
Net increase in cash and equivalents	12,498	617	2,065

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	21,289	20,672	18,607

CASH AND EQUIVALENTS AT END OF PERIOD	$33,787	$21,289	$20,672

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) FOR THE YEARS ENDED JULY 30, 2016, JULY 25, 2015, AND JULY 26, 2014 (Dollars in thousands)

	Fiscal Year Ended
	2016	2015	2014
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$15,917	$25,369	$25,291
Cash paid for taxes, net	$31,159	$39,057	$26,738
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$7,196	$2,372	$2,651

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

Segment Information – The Company operates in one reportable segment. Its services are provided by its operating segments on a decentralized basis. Each operating segment consists of a subsidiary (or in certain instances, the combination of two or more subsidiaries). Management of the operating segments report to the Company’s Chief Operating Officer who reports to the Chief Executive Officer, the chief operating decision maker. All of the Company’s operating segments have been aggregated into one reportable segment based on their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. The Company’s operating segments provide services throughout the United States and in Canada. Revenues from services provided in Canada were immaterial during each of fiscal 2016, 2015, and 2014. Additionally, the Company had no material long-lived assets in Canada as of July 30, 2016 or July 25, 2015.

Accounting Period – The Company’s fiscal year ends on the last Saturday in July. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2016 consisted of 53 weeks of operations. Fiscal 2015 and 2014 each consisted of 52 weeks of operations. Fiscal 2017 will consist of 52 weeks of operations.

Significant Accounting Policies & Estimates

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. For the Company, key estimates include: the purchase price allocations of businesses acquired, the fair value of reporting units for goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, asset lives used in computing depreciation and amortization, accrued insurance claims, income taxes, accruals for contingencies, including legal matters, recognition of revenue for costs and estimated earnings under the cost-to-cost measure of the percentage of completion method of accounting, allowance for doubtful accounts, and stock-based compensation expense for performance-based stock awards. These estimates are based on the Company’s historical experience and management’s understanding of current facts and circumstances. At the time they are made, the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole. However, actual results could differ materially from those estimates.

Revenue Recognition. The Company performs a majority of its services under master service agreements and other agreements that contain customer-specified service requirements, such as discrete pricing for individual tasks. Revenue is recognized under these arrangements based on units-of-delivery as each unit is completed. The remainder of the Company’s services, representing less than 5% of its contract revenues during fiscal 2016 and less than 10% of its contract revenues during each of fiscal 2015 and 2014, are performed under contracts using the cost-to-cost measure of the percentage of completion method of accounting. Revenue is recognized under these arrangements based on the ratio of contract costs incurred to date to total estimated contract costs. For contracts using the cost-to-cost measure of the percentage of completion method of accounting, the Company accrues the entire amount of a contract loss at the time the loss is determined to be probable and can be reasonably estimated. During fiscal 2016, 2015, and 2014, there was no material impact to the Company’s results of operations due to changes in contract estimates.

There were no material amounts of unapproved change orders or claims recognized during fiscal 2016, 2015, or 2014. The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized.

Cash and Equivalents – Cash and equivalents primarily include balances on deposit in banks. The Company maintains substantially all of its cash and equivalents at financial institutions it believes to be of high credit quality. To date, the Company has not experienced any loss or lack of access to cash in its operating accounts.

Restricted Cash – As of July 30, 2016 and July 25, 2015, the Company had approximately $5.0 million and $4.5 million, respectively, in restricted cash, which is held as collateral in support of the Company’s insurance obligations. Restricted cash is included in other assets in the consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the consolidated statements of cash flows.

Allowance for Doubtful Accounts – The Company grants credit under normal payment terms, generally without collateral, to its customers. The Company maintains an allowance for doubtful accounts for estimated losses on uncollected balances. Management analyzes the collectability of accounts receivable balances each period. This analysis considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity, and other relevant factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of the Company’s future provision for doubtful accounts. The company recognizes an increase in the allowance for doubtful accounts when it is probable that a receivable is not collectible and the loss can be reasonably estimated. Any increase in the allowance account has a corresponding negative effect on the Company’s results of operations.

Inventories – Inventories consist of materials and supplies used in the ordinary course of business and are carried at the lower of cost (using the first-in, first-out method) or market. Inventories also include certain job specific materials that are valued using the specific identification method. For contracts where the Company is required to supply part or all of the materials on behalf of a customer, the loss of a customer or declines in contract volumes could result in an impairment of the value of materials purchased.

Property and Equipment – Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives (see Note 6, Property and Equipment, for the range of useful lives). Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income. Capitalized software is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 350-40, Internal Use Software. Capitalized software consists primarily of costs to purchase and develop internal-use software and is amortized over its useful life as a component of depreciation expense. Property and equipment includes internally developed capitalized computer software at net book value of $23.0 million and $21.8 million as of July 30, 2016, and July 25, 2015, respectively.

Goodwill and Intangible Assets – The Company accounts for goodwill and other intangibles in accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC Topic 350”). Goodwill and other indefinite-lived intangible assets are assessed annually for impairment as of the first day of the fourth fiscal quarter of each year, or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. The Company performs its annual impairment review of goodwill at the reporting unit level. Each of the Company’s operating segments with goodwill represents a reporting unit for the purpose of assessing impairment. If the Company determines the fair value of the reporting unit’s goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized and reflected in operating income or loss in the consolidated statements of operations during the period incurred.

In accordance with ASC Topic 360, Impairment or Disposal of Long-Lived Assets, the Company reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change that indicates that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. Should an asset not be recoverable, an impairment loss is measured by comparing the fair value of the asset to its carrying value. If the Company determines the fair value of an asset is less than its carrying value, an impairment loss is recognized in operating income or loss in the consolidated statements of operations during the period incurred.

The Company uses judgment in assessing whether goodwill and intangible assets are impaired. Estimates of fair value are based on the Company’s projection of revenues, operating costs, and cash flows taking into consideration historical and anticipated future results, general economic and market conditions, as well as the impact of planned business or operational strategies. The Company determines the fair value of its reporting units using a weighting of fair values derived equally from the income approach and the market approach valuation methodologies. The income approach uses the discounted cash flow method and the market approach uses the guideline company method. Changes in the Company’s judgments and projections could result in significantly different estimates of fair value potentially resulting in impairments of goodwill and other intangible assets. The inputs used for fair value measurements of the reporting units and other related indefinite-lived intangible assets are the lowest level (Level 3) inputs.

Business Combinations – The Company accounts for business combinations under the acquisition method of accounting. The purchase price of each business acquired is allocated to the tangible and intangible assets acquired and the liabilities assumed based on information regarding their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable assets acquired and the liabilities assumed is allocated to goodwill. Management determines the fair values used in purchase price allocations for intangible assets based on historical data, estimated discounted future cash flows, and expected royalty rates for trademarks and trade names, as well as certain other information. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but unknown to the Company at that time, may become known during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill and intangible assets. Acquisition costs are expensed as incurred. The results of operations of businesses acquired are included in the consolidated financial statements from their dates of acquisition.

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

Accrued Insurance Claims – For claims within the Company’s insurance program, it retains the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. The Company has established reserves that it believes to be adequate based on current evaluations and its experience with these types of claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is determined with the assistance of an actuary and reflected in the consolidated financial statements as accrued insurance claims. The effect on the Company’s financial statements is generally limited to the amount needed to satisfy its insurance deductibles or retentions. The liability for total accrued insurance claims and related processing costs was $89.7 million and $87.3 million as of July 30, 2016 and July 25, 2015, respectively, and included incurred but not reported losses of approximately $44.5 million and $39.4 million, respectively. Based on prior payment patterns for similar claims, $36.8 million and $35.8 million of the amounts accrued as of July 30, 2016 and July 25, 2015, respectively, were expected to be paid within the next twelve months. Insurance recoveries/receivables related to accrued claims as of July 30, 2016 and July 25, 2015 was $5.7 million and $9.5 million, respectively, of which $5.7 million and $8.9 million, respectively, was included in non-current other assets in the accompanying consolidated balance sheets. As of July 25, 2015, $0.6 million of insurance recoveries/receivables was included in other current assets.

The Company estimates the liability for claims based on facts, circumstances, and historical experience. Recorded loss reserves are not discounted even though they will not be paid until sometime in the future. Factors affecting the determination of the expected cost for existing and incurred but not reported claims include, but are not limited to, the magnitude and quantity of future claims, the payment pattern of claims which have been incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations.

Per Share Data – Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period, excluding unvested restricted share units. Diluted earnings per common share includes the weighted average number of common shares outstanding during the period and dilutive potential common shares arising from the Company’s stock-based awards (including unvested restricted share units), convertible senior notes and warrants if their inclusion is dilutive under the treasury stock method. Common stock equivalents related to stock-based awards, convertible senior notes and warrants are excluded from diluted earnings per common share calculations if their effect would be anti-dilutive.

Stock-Based Compensation – The Company has certain stock-based compensation plans under which it grants stock-based awards, including stock options, restricted share units, and performance share units to attract, retain, and reward talented employees, officers and directors, and to align stockholder and employee interests. The Company has granted stock-based awards under its 2012 Long-Term Incentive Plan (“2012 Plan”), 2003 Long-Term Incentive Plan (“2003 Plan”) and the 2007 Non-Employee Directors Equity Plan (“2007 Directors Plan” and, together with the 2012 Plan and 2003 Plan, the “Plans”). The Company’s policy is to issue new shares to satisfy equity awards under the Plans. The total number of shares available for grant under the Plans as of July 30, 2016 was 1,023,162.

Compensation expense for stock-based awards is based on fair value at the measurement date and fluctuates over time as a result of the vesting period of the stock-based awards and the Company’s performance, as measured by criteria set forth in the performance-based awards. This expense is included in general and administrative expenses in the consolidated statements of operations and the amount of expense ultimately recognized depends on the number of awards that actually vest. For performance-based restricted share units (“Performance RSUs”), the Company evaluates compensation expense quarterly and recognizes expense for performance-based awards only if it determines it is probable that the performance measures for the awards will be met. Accordingly, stock-based compensation expense may vary from fiscal year to fiscal year.

The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. Stock options generally vest ratably over a four-year period and are exercisable over a period of up to ten years. The fair value of time-based restricted share units (“RSUs”) and Performance RSUs is estimated on the date of grant and is generally equal to the closing stock price on that date. RSUs and Performance RSUs are settled in one share of the Company’s common stock upon vesting. RSUs vest ratably over a period of four years. Performance RSUs vest over a period of three years from the date of grant if certain performance measures are achieved. The performance measures are based on the Company’s fiscal year operating earnings (adjusted for certain amounts) as a percentage of contract revenues and its fiscal year operating cash flow level. Additionally, certain Performance RSU awards include three-year performance measures that, if met, result in supplemental shares being awarded. The three-year performance measures required to earn supplemental awards are more difficult to achieve than those required to earn annual target awards and are based on the Company’s three-year cumulative operating earnings (adjusted for certain amounts) as a percentage of contract revenues and its three-year cumulative operating cash flow level.

Income Taxes – The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company’s effective income tax rate differs from the statutory rate for the tax jurisdictions where it operates primarily as the result of the impact of non-deductible and non-taxable items and tax credits recognized in relation to pre-tax results. Measurement of the Company’s tax position is based on the applicable statutes, federal and state case law, and its interpretations of tax regulations. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all relevant factors, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it would be able to realize deferred income tax assets in excess of their net recorded amount, the Company would adjust the valuation allowance, which would reduce the provision for income taxes.

In accordance with ASC Topic 740, Income Taxes (“ASC Topic 740”), the Company recognizes tax benefits in the amount that it deems more likely than not will be realized upon ultimate settlement of any tax uncertainty. Tax positions that fail to qualify for recognition are recognized in the period in which the more-likely-than-not standard has been reached, when the tax positions are resolved with the respective taxing authority or when the statute of limitations for tax examination has expired. The Company recognizes applicable interest related to tax amounts in interest expense and penalties within general and administrative expenses.

During fiscal 2015, the Company adopted new IRS regulations for capitalizing and deducting costs incurred to acquire, produce, or improve tangible property. The new regulations did not have a material effect on the Company’s consolidated financial statements.

Fair Value of Financial Instruments – The Company’s financial instruments primarily consist of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable, certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for certain of the Company’s outstanding long-term debt, which is based on observable market-based inputs (Level 2). See Note 10, Debt, for further information regarding the fair value of such financial instruments. The Company’s cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of July 30, 2016 and July 25, 2015. During fiscal 2016 and 2015, the Company had no material nonrecurring fair value measurements of assets or liabilities subsequent to their initial recognition.

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

Other Assets – As of July 30, 2016 and July 25, 2015, other non-current assets consist of deferred financing costs related to the Company’s revolving credit facility of $6.4 million and $6.7 million, respectively, insurance recoveries/receivables related to accrued claims of $5.7 million and $8.9 million, respectively, as well as long-term deposits, prepaid discounts, and other non-current assets totaling $17.7 million and $13.5 million, respectively. As of July 30, 2016 and July 25, 2015, other non-current assets also included $4.0 million for an investment in nonvoting senior units of a former customer, which is accounted for using the cost method. See Reclassifications below regarding the reclassification of unamortized debt issuance costs as of July 25, 2015.

Reclassifications

As of July 25, 2015, income taxes payable of $8.9 million has been reclassified in the consolidated balance sheets from Other accrued liabilities to Income taxes payable in order to conform to the current year presentation. In addition, during the fourth quarter of fiscal 2016, the Company early adopted Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which resulted in the reclassification of $4.9 million of unamortized debt issuance costs from other non-current assets to long-term debt as a contra-liability within the consolidated balance sheets as of July 25, 2015.

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Standards

Discontinued Operations - In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the criteria for reporting discontinued operations. In accordance with ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 also requires expanded disclosures about the assets, liabilities, income, and expenses of discontinued operations as well as disclosure of the pre-tax income arising from a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The Company adopted ASU 2014-08 in the first quarter of fiscal 2016 and it did not have a material effect on the Company’s consolidated financial statements.

Going Concern - In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year following the date its financial statements are issued. If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern for a period of one year following the date its financial statements are issued. Disclosure should include the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and management’s plans that are intended to mitigate those conditions or events. The Company early adopted ASU 2014-15 during the fourth quarter of fiscal 2016 and it did not have a material effect on the Company’s consolidated financial statements.

Extraordinary and Unusual Items - In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which eliminates the concept of an extraordinary item from GAAP. As a result, an entity is no longer required to separately classify, present, or disclose extraordinary events and transactions; however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained. The Company early adopted ASU 2015-01 during the fourth quarter of fiscal 2016 and it did not have a material effect on the Company’s consolidated financial statements.

Debt Issuance Costs - In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented as a direct deduction from the associated debt liability on the balance sheet. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) Presentation and Subsequent of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), to clarify guidance within ASU 2015-03 with respect to line-of-credit arrangements. ASU 2015-15 allows an entity, in the case of a line-of-credit arrangement, to either follow ASU 2015-03 or defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company early adopted ASU 2015-03 and ASU 2015-15 during the fourth quarter of fiscal 2016 on a retrospective basis. The adoption of ASU 2015-15 did not have an impact on the Company’s consolidated financial statements as the Company opted to continue to defer and present debt issuance costs related to its revolving credit facility as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the revolving credit facility. The adoption of ASU 2015-03 resulted in the classification of $1.2 million of unamortized debt issuance costs related to the Company’s convertible senior notes as a direct deduction of long-term debt in the consolidated balance sheet as of July 30, 2016. In addition, $4.9 million of unamortized debt issuance costs related to the Company’s senior subordinated notes outstanding at July 25, 2015 was reclassified from other non-current assets to long-term debt within the consolidated balance sheet as of July 25, 2015.

Internal-Use Software Accounting - In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance does not change the current treatment for accounting for software licenses or service contracts. The Company early adopted ASU 2015-05 during the fourth quarter of fiscal 2016 on a prospective basis and it did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted

Stock Compensation - In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 includes provisions intended to simplify accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, all excess tax benefits (or tax deficiencies) will be recognized as income tax benefit (or expense) in the statement of operations. Additionally, when applying the treasury stock method for computing diluted earnings per share under ASU 2016-09 the assumed proceeds will not include any windfall tax benefits, resulting in equity awards which may result in a greater number of dilutive shares outstanding. Further, excess tax benefits will be classified along with other income tax cash flows as an operating activity. ASU 2016-09 also permits withholding up to the maximum statutory tax rate in applicable jurisdictions as the threshold to qualify for equity classification. ASU 2016-09 will be effective for the Company in fiscal 2018 and interim reporting periods within that year. Early adoption is permitted as of the beginning of an interim or annual reporting period with all adjustments to be reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the effect of the adoption of this guidance on the Company’s consolidated financial statements.

Revenue Recognition - In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) requiring entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”) which defers the effective date for ASU 2014-09. As such, ASU 2014-09 will be effective for the Company beginning in fiscal 2019 and interim reporting periods within that year, using either the retrospective or cumulative effect transition method. The Company is currently evaluating the transition methods and the effect of the adoption of this guidance on the Company’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), which clarifies the implementation guidance provided in ASU 2014-09 on principal versus agent considerations. Additionally, in April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which clarifies the implementation guidance in ASU 2014-09 on licensing and identifying performance obligations. Furthermore, in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies implementation guidance in ASU 2014-09 on assessing collectability, noncash consideration, presentation of sales tax and completed contracts and contract modifications at transition. ASU 2016-08, ASU 2016-10 and ASU 2016-12 must be adopted concurrently with ASU 2014-09. The Company is currently evaluating the transition methods and the effect of the adoption of this guidance on the Company’s consolidated financial statements.

Leases - In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 substantially retains the classification for leasing transactions as finance or operating leases. The new guidance establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases the lessee would recognize straight-line total lease expense. ASU 2016-02 will be effective for the Company in fiscal 2020 and interim reporting periods within that year. The Company is currently evaluating the effect of the adoption of this guidance on the Company’s consolidated financial statements.

Income Taxes - In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-17 will be effective for the Company in fiscal 2018 and interim reporting periods within that year. Early adoption is permitted as of the beginning of an interim or annual reporting period. The adoption of this guidance will change the presentation of deferred tax assets and liabilities within the Company’s consolidated balance sheets and is not expected to have a material effect on the Company’s consolidated financial statements.

Business Combinations - In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 replaces the requirement for an acquirer in a business combination to retrospectively adjust provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill when measurement period adjustments are identified. The new guidance requires an acquirer to recognize adjustments in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the acquirer must present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. ASU 2015-16 will be effective for the Company in fiscal 2017 and interim reporting periods within that year. The adoption of the guidance is not expected to have a material effect on the Company’s consolidated financial statements.

Inventory - In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which provides guidance on the measurement of inventory that uses the first-in, first-out or average cost method. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 will be effective for the Company in fiscal 2018 and interim reporting periods within that year and applied on a prospective basis. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

2. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Fiscal Year Ended
	2016	2015	2014
Net income available to common stockholders (numerator)	$128,740	$84,324	$39,978

Weighted-average number of common shares (denominator)	32,315,636	34,045,481	33,773,158

Basic earnings per common share	$3.98	$2.48	$1.18

Weighted-average number of common shares	32,315,636	34,045,481	33,773,158
Potential shares of common stock arising from stock options, and unvested restricted share units	800,119	981,207	1,043,223
Total shares-diluted (denominator)	33,115,755	35,026,688	34,816,381

Diluted earnings per common share	$3.89	$2.41	$1.15

The weighted-average number of common shares outstanding used in the computation of diluted earnings per common share does not include the effect of the following instruments because their inclusion would have been anti-dilutive:

	Fiscal Year Ended
	2016	2015	2014
Stock-based awards	65,514	103,896	586,389
0.75% convertible senior notes due 2021(1)	5,005,734	—	—
Warrants(1)	5,005,734	—	—
Total anti-dilutive weighted shares excluded from the calculation of earnings per common share	10,076,982	103,896	586,389

(1) See Note 10, Debt, for additional information related to the Company’s convertible senior notes and warrant transactions.

Under the treasury stock method, the convertible senior notes will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the conversion price for the convertible senior notes of $96.89 per share. The warrants will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the warrant strike price of $130.43 per share. As the Company’s average stock price for fiscal 2016 was below the conversion price for the convertible senior notes and the strike price for the warrants, the underlying common shares were anti-dilutive as reflected above.

In connection with the offering of the convertible senior notes, the Company entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the notes and offsetting any potential cash payments in excess of the principal amount of the notes. Prior to conversion, the convertible note hedge is not included for purposes of the calculation of earnings per common share as its effect would be anti-dilutive. Upon conversion, the convertible note hedge is expected to offset the dilutive effect of the convertible senior notes when the stock price is above $96.89 per share. See Note 10, Debt, for additional information related to the Company’s convertible note hedge.

3. Acquisitions

Fiscal 2016 - During August 2015, the Company acquired TelCom Construction, Inc. and an affiliate (together, “TelCom”). The purchase price was $48.8 million paid in cash. TelCom, based in Clearwater, Minnesota, provides construction and maintenance services for telecommunications providers throughout the United States. This acquisition expands the Company’s geographical presence within its existing customer base. During July 2016, the Company acquired certain assets and assumed certain liabilities associated with the wireless network deployment and wireline operations of Goodman Networks

Incorporated (“Goodman”) for a cash purchase price of $107.5 million, subject to working capital adjustments. The total cash transaction consideration paid was $102.8 million after a preliminary working capital adjustment of $4.7 million. The acquired operations provide wireless construction services in a number of markets, including Texas, Georgia, and Southern California. The acquisition reinforces the Company’s wireless construction resources and expands the Company’s geographical presence within its existing customer base. During the fourth quarter of fiscal 2016, the Company acquired NextGen Telecom Services Group, Inc. (“NextGen”) for $5.6 million, net of cash acquired. NextGen provides construction and maintenance services for telecommunications providers in the Northeastern United States.

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

Fiscal 2014 - During the third quarter of fiscal 2014, the Company acquired a telecommunications specialty construction contractor in Canada for $0.7 million. Additionally, during the fourth quarter of fiscal 2014, the Company acquired Watts Brothers Cable Construction, Inc. (“Watts Brothers”) for $16.4 million. Watts Brothers provides specialty contracting services primarily for telecommunications providers in the Midwest and Southeastern United States.

Fiscal 2016 and 2015 Purchase Price Allocations

The purchase price allocations of TelCom, Moll’s and Venture were completed during the fourth quarter of fiscal 2016. Purchase price allocations of the Goodman and NextGen acquisitions are preliminary and will be completed during fiscal 2017 when valuations for intangible assets and other amounts are finalized. The following table summarizes the aggregate consideration paid for businesses acquired in fiscal 2016 and 2015 and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective dates of acquisition (dollars in millions):

	2016	2015
Assets
Accounts receivable	$16.8	$2.9
Costs and estimated earnings in excess of billings	34.3	0.7
Inventories and other current assets	11.7	1.8
Property and equipment	11.5	4.3
Goodwill	38.4	2.3
Intangible assets - customer relationships	94.6	21.8
Intangibles assets - trade names and other	1.8	0.2
Total assets	209.1	34.0

Liabilities
Accounts payable	23.5	1.8
Accrued and other liabilities	28.4	0.6
Total liabilities	51.9	2.4

Net Assets Acquired	$157.2	$31.6

With respect to the acquisition from Goodman, $22.5 million of the purchase price was placed into an escrow account, $2.5 million of which is available for working capital adjustments and $20.0 million of which is available to the Company for indemnification obligations of the seller. Of the $20.0 million available for indemnification obligations, $10.0 million will be released to the seller upon the occurrence of certain conditions, but in no event earlier than the twelve-month anniversary of the closing date. The remaining $10.0 million will be released to the seller when the seller satisfies certain conditions with respect to a dispute with the state of Texas over a sales tax liability of approximately $31.7 million (the “Sales Tax Liability”). Under the asset purchase agreement, Goodman has retained responsibility for this Sales Tax Liability. Should Goodman not resolve this matter, the state may assert that the Company is a successor to the operations and seek to recover from the Company. In such event the Company would seek indemnification for recovery from Goodman, including from the funds contained in the escrow account, for any amount the Company pays.

Results of businesses acquired during fiscal 2016, 2015, and 2014 are included in the consolidated financial statements from their respective dates of acquisition and were not considered material to the Company’s consolidated financial statements. For businesses acquired in fiscal 2016, these aggregate amounts included contract revenues of $119.8 million and intangible amortization expense of $2.1 million during fiscal 2016. Net income since the date of acquisition, inclusive of charges allocated for management costs, was not material. See Note 7, Goodwill and Intangible Assets, for information regarding the goodwill and intangible assets of businesses acquired.

4. Accounts Receivable

Accounts receivable consisted of the following (dollars in thousands):

	July 30, 2016	July 25, 2015
Contract billings	$297,532	$292,029
Retainage	32,101	24,321
Total	329,633	316,350
Less: allowance for doubtful accounts	(1,603)	(1,216)
Accounts receivable, net	$328,030	$315,134

The Company grants credit under normal payment terms, generally without collateral, to its customers. The Company expects to collect the outstanding balance of accounts receivable, net (including retainage) within the next twelve months. There were no material accounts receivable amounts representing claims or other similar items subject to uncertainty as of July 30, 2016 or July 25, 2015.

During the fourth quarter of fiscal 2016, the Company began participating in a customer-sponsored vendor payment program. Under this program, accounts receivable are collected on an expedited basis pursuant to a non-recourse sale of the receivables to a bank partner of the customer. The program significantly reduces the time required to collect that customer’s receivables. The Company incurs a slight discount fee associated with the collection of the accounts receivable that is reflected as an expense component in other income, net in the consolidated statements of operations. For fiscal 2016, the receivables sold under the program totaled $95.3 million. Cash collected from this arrangement is reflected within cash provided by operating activities in the consolidated statement of cash flows for fiscal 2016. The amount of receivables sold which have not been collected from the bank partner as of July 30, 2016 and the discount fees for fiscal 2016 were immaterial.

The Company maintains an allowance for doubtful accounts for estimated losses on uncollected balances. The allowance for doubtful accounts changed as follows (dollars in thousands):

	Fiscal Year Ended
	2016	2015
Allowance for doubtful accounts at beginning of period	$1,216	$836
Bad debt expense	1,252	465
Amounts charged against the allowance	(865)	(85)
Allowance for doubtful accounts at end of period	$1,603	$1,216

5. Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings (“CIEB”) includes revenue for services performed under contracts using the units-of-delivery method of accounting and the cost-to-cost measure of the percentage of completion method of accounting. Amounts consisted of the following (dollars in thousands):

	July 30, 2016	July 25, 2015
Costs incurred on contracts in progress	$307,826	$240,077
Estimated to date earnings	92,226	72,446
Total costs and estimated earnings	400,052	312,523
Less: billings to date	(42,637)	(54,689)
	$357,415	$257,834
Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$376,972	$274,730
Billings in excess of costs and estimated earnings	(19,557)	(16,896)
	$357,415	$257,834

As of July 30, 2016, the Company expects that substantially all of its CIEB will be billed to customers and collected in the normal course of business within the next twelve months. Additionally, there were no material CIEB amounts representing claims or other similar items subject to uncertainty as of July 30, 2016 or July 25, 2015.

6. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (In years)	July 30, 2016	July 25, 2015
Land	—	$3,475	$3,475
Buildings	10-35	11,969	11,944
Leasehold improvements	1-10	13,753	8,491
Vehicles	1-5	404,273	316,979
Computer hardware and software	1-7	95,570	80,091
Office furniture and equipment	1-10	10,374	8,183
Equipment and machinery	1-10	242,079	194,943
Total		781,493	624,106
Less: accumulated depreciation		(454,823)	(392,542)
Property and equipment, net		$326,670	$231,564

Depreciation expense and repairs and maintenance were as follows (dollars in thousands):

	Fiscal Year Ended
	2016	2015	2014
Depreciation expense	$105,514	$79,331	$74,517
Repairs and maintenance expense	$29,487	$22,054	$21,829

7. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $310.2 million and $271.7 million as of July 30, 2016 and July 25, 2015, respectively. The increase in goodwill during fiscal 2016 was primarily from the acquisitions of TelCom and Goodman. Changes in the carrying amount of goodwill for fiscal 2016 and 2015 were as follows (dollars in thousands):

	Goodwill	Accumulated Impairment Losses	Total
Balance as of July 26, 2014	$464,855	$(195,767)	$269,088
Purchase price allocation adjustments	377	—	377
Goodwill from fiscal 2015 acquisitions	2,188	—	2,188
Balance as of July 25, 2015	467,420	(195,767)	271,653
Purchase price allocation adjustments	101	—	101
Goodwill from fiscal 2016 acquisitions	38,403	—	38,403
Balance as of July 30, 2016	$505,924	$(195,767)	$310,157

The full amount of goodwill from the fiscal 2016 and 2015 acquisitions is expected to be deductible for tax purposes. Goodwill largely consists of expected synergies resulting from the acquisitions, including the expansion of the Company’s geographic scope and strengthening of its customer base.

The Company’s goodwill resides in multiple reporting units. Goodwill and other indefinite-lived intangible assets are assessed annually for impairment as of the first day of the fourth fiscal quarter of each year, or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. The profitability of individual reporting units may suffer periodically due to downturns in customer demand and the level of overall economic activity including, in particular, construction and housing activity. The Company’s customers may reduce capital expenditures and defer or cancel pending projects during times of slowing economic conditions. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of the Company’s reporting units. The cyclical nature of the Company’s business, the high level of competition existing within its industry, and the concentration of its revenues from a limited number of customers may also cause results to vary. These factors may affect individual reporting units disproportionately, relative to the Company as a whole. As a result, the performance of one or more of the reporting units could decline, resulting in an impairment of goodwill or intangible assets.

The Company evaluates current operating results, including any losses, in the assessment of goodwill and other intangible assets. The estimates and assumptions used in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Changes in judgments and estimates could result in significantly different estimates of the fair value of the reporting units and could result in impairments of goodwill or intangible assets of the reporting units. In addition, adverse changes to the key valuation assumptions contributing to the fair value of the Company’s reporting units could result in an impairment of goodwill or intangible assets.

The Company performed its annual impairment assessment as of the first day of the fourth quarter of each of fiscal 2016, 2015, and 2014 and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the years. Qualitative assessments on reporting units that comprise a substantial portion of the Company’s consolidated goodwill balance and on its indefinite-lived intangible asset were performed. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. The Company considers various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, the Company performed the first step of the quantitative analysis described in ASC Topic 350. Under the income approach, the key valuation assumptions used in determining the fair value estimates of the Company's reporting units for each annual test were (a) a discount rate based on the Company's best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units; (b) terminal value based on terminal growth rates; and (c) seven expected years of cash flow before the terminal value. The table below outlines certain assumptions in each of the Company's fiscal 2016, 2015, and 2014 annual quantitative impairment analyses:

	2016	2015	2014
Terminal Growth Rate Range	2.0% - 3.0%	1.5% - 2.5%	1.5% - 3.0%
Discount Rate	11.5%	11.5%	11.5%

The discount rate reflects risks inherent within each reporting unit operating individually. These risks are greater than the risks inherent in the Company as a whole. The fiscal 2016, 2015, and 2014 analyses used the same discount rate and included consideration of market inputs such as the risk-free rate, equity risk premium, industry premium, and cost of debt, among other assumptions. The changes in these inputs from fiscal 2016, 2015 and 2014 had offsetting impacts and the discount rate remained at 11.5%. The Company believes the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of the reporting units and within the industry. Under the market approach, the guideline company method develops valuation multiples by comparing the reporting units to similar publicly traded companies. Key valuation assumptions and valuation multiples used in determining the fair value estimates of the reporting units rely on (a) the selection of similar companies; (b) obtaining estimates of forecast revenue and earnings before interest, taxes, depreciation, and amortization for the similar companies; and (c) selection of valuation multiples as they apply to the reporting unit characteristics.

The Company determined that the fair values of each of the reporting units were substantially in excess of their carrying values in the fiscal 2016 annual assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value and analyzed the impact of such changes were they to occur. Specifically, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would remain unchanged. Additionally, if the discount rate applied in the fiscal 2016 impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. As of July 30, 2016, the Company believes the goodwill is recoverable for all of the reporting units; however, there can be no assurances that goodwill may not be impaired in future periods.

Intangible Assets

The Company’s intangible assets consisted of the following (dollars in thousands):

	Weighted Average Remaining Useful Lives (In years)	July 30, 2016	July 25, 2015
Gross carrying amount:
Customer relationships	12.7	$289,955	$195,375
Contract backlog	0.3	4,780	8,076
Trade names	7.1	9,800	8,200
UtiliQuest trade name	—	4,700	4,700
Non-compete agreements	2.6	685	635
		309,920	216,986
Accumulated amortization:
Customer relationships		101,012	83,772
Contract backlog		4,666	7,381
Trade names		6,034	4,650
Non-compete agreements		329	257
		112,041	96,060
Net Intangible Assets		$197,879	$120,926

During fiscal 2016, the gross carrying amount of intangible assets for customer relationships, trade names, and non-compete agreements increased $94.6 million, $1.6 million, and $0.2 million, respectively, for businesses acquired during fiscal 2016. During fiscal 2016, certain contract backlog intangible assets and non-compete agreement intangible assets became fully amortized. As a result, the gross carrying amount and the associated accumulated amortization decreased $3.4 million. This decrease had no effect on the net carrying value of intangible assets.

Amortization of the Company’s customer relationship intangibles and contract backlog intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization for the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $19.4 million, $16.7 million, and $18.3 million for fiscal 2016, 2015, and 2014, respectively.

As of July 30, 2016, total amortization expense for existing finite-lived intangible assets for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Amount
2017	$24,374
2018	22,073
2019	19,719
2020	18,810
2021	17,394
Thereafter	90,809
Total	$193,179

As of July 30, 2016, the Company believes that the carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

8. Accrued Insurance Claims

For claims within its insurance program, the Company retains the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. With regard to losses occurring in fiscal 2014 through fiscal 2016, the Company retains the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability, and workers’ compensation. The Company has maintained this same level of retention for fiscal 2017. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in two states in which the Company participates in state-sponsored insurance funds. Aggregate stop-loss coverage for automobile liability, general liability, and workers’ compensation claims was $84.6 million for fiscal 2016 and is $103.7 million for fiscal 2017.

The Company is party to a stop-loss agreement for losses under its employee group health plan. For calendar year 2014 and 2015, the Company retained the risk of loss up to the first $250,000 of claims per participant as well as an annual aggregate amount. With regard to losses occurring in calendar year 2016, the Company retains the risk of loss, on an annual basis, up to the first $400,000 of claims per participant as well as an annual aggregate amount.

The liability for total accrued insurance claims and related processing costs was $89.7 million and $87.3 million as of July 30, 2016 and July 25, 2015, respectively, of which $52.8 million and $51.5 million, respectively, was long-term and reflected in non-current liabilities in the consolidated financial statements. Insurance recoveries/receivables related to accrued claims as of July 30, 2016 and July 25, 2015 were $5.7 million and $9.5 million, respectively, of which $5.7 million and $8.9 million, respectively, was included in non-current other assets in the accompanying consolidated balance sheets. As of July 25, 2015 $0.6 million of insurance recoveries/receivables was included in other current assets.

9. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	July 30, 2016	July 25, 2015
Accrued payroll and related taxes	$23,908	$18,673
Accrued employee benefit and incentive plan costs	40,943	29,528
Accrued construction costs	41,123	26,395
Other current liabilities	16,328	14,894
Total other accrued liabilities	$122,302	$89,490

10. Debt

The Company’s outstanding indebtedness consisted of the following (dollars in thousands):

	July 30, 2016	July 25, 2015
Credit Agreement - Revolving facility (matures April 2020)	$—	$95,250
Credit Agreement - Term loan facilities (mature April 2020)	346,250	150,000
0.75% convertible senior notes, net (matures September 2021)(1)	373,077	—
7.125% senior subordinated notes, net(1)	—	272,559
Long-term debt premium on 7.125% senior subordinated notes	—	2,841
	719,327	520,650
Less: current portion	(13,125)	(3,750)
Long-term debt	$706,202	$516,900

(1) During the fourth quarter of fiscal 2016, the Company early adopted ASU 2015-03 which resulted in the classification of $1.2 million of unamortized debt issuance costs related to the Company’s convertible senior notes as a direct deduction of long-term debt in the consolidated balance sheet as of July 30, 2016. In addition, $4.9 million of unamortized debt issuance costs related to the Company’s senior subordinated notes outstanding at July 25, 2015 was reclassified from other non-current assets to long-term debt within the consolidated balance sheet as of July 25, 2015.

Senior Credit Agreement

The Company and certain of its subsidiaries are party to a credit agreement with the various lenders named therein dated as of December 3, 2012 (as amended as of June 17, 2016, May 20, 2016, April 24, 2015 and September 9, 2015), that matures on April 24, 2020 (as amended, the “Credit Agreement”). The Credit Agreement provides for a $450.0 million revolving facility, $350.0 million in aggregate term loan facilities, and contains a sublimit of $200.0 million for the issuance of letters of credit. Subject to certain conditions, the Credit Agreement provides the Company the ability to enter into one or more incremental facilities, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans, up to the greater of (i) $150.0 million and (ii) an amount such that, after giving effect to such incremental facility on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured leverage ratio is the ratio of the Company’s consolidated senior secured indebtedness to its trailing twelve month consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined by the Credit Agreement. The incremental facilities can be in the form of revolving commitments under the Credit Agreement and/or in the form of term loans. Payments under the Credit Agreement are guaranteed by substantially all of the Company’s subsidiaries and secured by the equity interests of the substantial majority of the Company’s subsidiaries.

Borrowings under the Credit Agreement bear interest at rates described below based upon the Company’s consolidated leverage ratio, which is the ratio of the Company’s consolidated total funded debt to its trailing twelve month consolidated EBITDA, as defined by the Credit Agreement. In addition, the Company incurs certain fees for unused balances and letters of credit at the rates described below, also based upon the Company’s consolidated leverage ratio:

Borrowings - Eurodollar Rate Loans	1.25% - 2.00% plus LIBOR
Borrowings - Base Rate Loans	0.25% - 1.00% plus administrative agent’s base rate(1)
Unused Revolver Commitment	0.25% - 0.40%
Standby Letters of Credit	1.25% - 2.00%
Commercial Letters of Credit	0.625% - 1.00%

(1) The agent’s base rate is described in the Credit Agreement as the highest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Rate plus 0.50%, and (iii) the Eurodollar rate plus 1.00%, plus an applicable margin.

Standby letters of credit of approximately $57.6 million and $54.4 million, issued as part of the Company’s insurance program, were outstanding under the Credit Agreement as of July 30, 2016 and July 25, 2015, respectively. The weighted average interest rates and fees for balances under the Credit Agreement as of July 30, 2016 and July 25, 2015 were as follows:

	Weighted Average Rate End of Period
	July 30, 2016	July 25, 2015
Borrowings - Term loan facilities	2.49%	1.94%
Borrowings - Revolving facility(1)	—%	2.02%
Standby Letters of Credit	2.00%	1.75%
Unused Revolver	0.40%	0.35%

(1) There were no outstanding borrowings under the revolving facility as of July 30, 2016.

The Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter. It provides for certain increases to this ratio in connection with permitted acquisitions on the terms and conditions specified in the Credit Agreement. In addition, the Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated interest coverage ratio, which is the ratio of the Company’s trailing twelve-month consolidated EBITDA to its consolidated interest expense, as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At July 30, 2016 and July 25, 2015, the Company was in compliance with the financial covenants of the Credit Agreement and had additional borrowing availability in the revolving facility of $392.4 million and $300.3 million, respectively, as determined by the most restrictive covenants.

0.75% Convertible Senior Notes Due 2021

On September 15, 2015, the Company issued $485.0 million principal amount of 0.75% convertible senior notes due September 2021 (the “Notes”) in a private placement. The Company received net proceeds of approximately $471.7 million after deducting the initial purchasers’ discount of approximately $13.3 million. The Company used approximately $60.0 million of the net proceeds to repurchase 805,000 shares of its common stock from the initial purchasers of the Notes in privately negotiated transactions. In addition, the Company used approximately $296.6 million of the net proceeds to fund the redemption of all of its 7.125% senior subordinated notes and approximately $41.1 million for the net cost of convertible note hedge transactions and warrant transactions as further described below. The remainder of the proceeds of approximately $73.9 million is intended for general corporate purposes.

The Notes, governed by the terms of an indenture between the Company and a bank trustee are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company. The Notes bear interest at a rate of 0.75% per year, payable in cash semiannually in March and September, and will mature on September 15, 2021, unless earlier purchased by the Company or converted. In the event the Company fails to perform certain obligations under the indenture, the Notes will accrue additional interest. Certain events are considered “events of default” under the Notes, which may result in the acceleration of the maturity of the Notes, as described in the indenture.

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

In accordance with ASC Topic 470, Debt (“ASC Topic 470”), certain convertible debt instruments that may be settled in cash upon conversion are required to be separately accounted for as liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature using an indicative market interest rate (“Comparable Yield”) as of the date of issuance. The difference between the principal amount of the notes and the carrying amount represents a debt discount. The debt discount is amortized to interest expense using the Comparable Yield (5.5% with respect to the Notes) using the effective interest rate method over the term of the notes. The Company incurred $14.7 million of interest expense during fiscal 2016 for the non-cash amortization of the debt discount. The equity component represents the difference between the principal amount of the Notes and the debt discount, both measured at issuance. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

The Notes consist of the following components (dollars in thousands):

July 30, 2016
Liability component
Principal amount of 0.75% convertible senior notes due September 2021	$485,000
Less: Debt discount	(101,679)
Less: Debt issuance costs(1)	(10,244)
Net carrying amount of Notes	$373,077
Equity Component(2)	$112,554

(1) Issuance costs of approximately $15.1 million related to the Notes included the initial purchasers’ discount of approximately $13.3 million and approximately $1.8 million paid to third parties. Approximately $11.5 million of issuance costs of the Notes was allocated to the liability component and recorded as a contra-liability, presented net against the carrying amount for the Notes on the Company’s consolidated balance sheet, of which $10.2 million remains unamortized as of July 30, 2016. Debt issuance costs attributable to the liability component are amortized to interest expense on the effective interest rate method over the term of the Notes. During fiscal 2016, the Company recorded $1.2 million related to the amortization of debt issuance costs of the Notes.

(2) Approximately $3.6 million of issuance costs paid to the initial purchasers of the Notes and third parties was allocated to the equity component and recorded net against the equity component in stockholders’ equity on the consolidated balance sheets.

The Company determined that the fair value of the Notes as of July 30, 2016 was approximately $458.7 million, based on quoted market prices (level 2), compared to a $373.1 million net carrying amount. The fair value and net carrying amount are both reflected net of the debt discount of $101.7 million and debt issuance costs of $10.2 million as of July 30, 2016.

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

Upon settlement of the conversion premium of the Notes, convertible note hedge, and warrants, the resulting dilutive impact of these transactions, if any, would be the number of shares necessary to settle the value of the warrant transactions above $130.43 per share. The net amounts incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the consolidated balance sheets during the first quarter of fiscal 2016 and are not expected to be remeasured in subsequent reporting periods.

The Company recorded a deferred tax liability of $43.4 million in connection with the debt discount associated with the Notes and recorded a deferred tax asset of $43.2 million in connection with the convertible note hedge transactions. Both the deferred tax liability and deferred tax asset are included in non-current deferred tax liabilities as of July 30, 2016.

7.125% Senior Subordinated Notes - Loss on Debt Extinguishment

As of July 25, 2015, Dycom Investments, Inc. (the “Issuer”), a wholly-owned subsidiary of the Company, had outstanding an aggregate principal amount of $277.5 million of 7.125% senior subordinated notes due 2021 (the “7.125% Notes”). The outstanding 7.125% Notes were redeemed on October 15, 2015 (the “Redemption Date”) with a portion of the proceeds from the Notes offering described above. The aggregate amount paid in connection with the redemption was $296.6 million and was comprised of the $277.5 million principal amount of the outstanding 7.125% Notes, $4.9 million for accrued and unpaid interest to the Redemption Date, and approximately $14.2 million for the applicable call premium as defined in the indenture governing the 7.125% Notes. The call premium amount consisted of (a) the present value as defined under the indenture of the sum of (i) approximately $4.9 million representing interest for the period from the Redemption Date through January 15, 2016, and (ii) the redemption price of 103.563% (expressed as a percentage of the principal amount) of the 7.125% Notes at January 15, 2016, minus (b) the principal amount of the 7.125% Notes.

In connection with the redemption of the 7.125% Notes, the Company incurred a pre-tax charge for early extinguishment of debt of approximately $16.3 million during the first quarter of fiscal 2016. This charge is comprised of: (i) $4.9 million for the present value of the interest payments for the period from the Redemption Date through January 15, 2016, (ii) $6.5 million for the excess of the present value of the redemption price over the carrying value of the 7.125% Notes, and (iii) $4.9 million for the write-off of deferred financing charges related to the fees incurred in connection with the issuance of the 7.125% Notes.

11. Income Taxes

The components of the provision (benefit) for income taxes were as follows (dollars in thousands):

	Fiscal Year Ended
	2016	2015	2014
Current:
Federal	$42,096	$42,516	$27,161
Foreign	310	502	416
State	8,399	6,998	5,087
	50,805	50,016	32,664
Deferred:
Federal	26,467	305	(5,706)
Foreign	(296)	268	—
State	611	671	(617)
	26,782	1,244	(6,323)
Total Tax Provision	$77,587	$51,260	$26,341

The Company is subject to federal income taxes in the United States and the income taxes of multiple state jurisdictions and in Canada. There were immaterial amounts of pre-tax earnings related to Canadian operations for fiscal 2016, 2015, and 2014. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian income tax examinations for fiscal years ended 2012 and prior. During fiscal 2016, the Company was notified by the Internal Revenue Service that its federal income tax return for fiscal 2014 was selected for examination. The Company believes its provision for income taxes is adequate; however, any assessment would affect the Company’s results of operations and cash flows. The increase in deferred tax expense and related increase in deferred tax liabilities, net non-current, during fiscal 2016 was primarily related to the extension of bonus depreciation pursuant to the Protecting Americans from Tax Hikes Act of December 2015. Income taxes payable totaled $15.3 million and $8.9 million as of July 30, 2016 and July 25, 2015, respectively. Income taxes receivable totaled $1.4 million and $2.1 million as of July 30, 2016 and July 25, 2015, respectively, and are included in current assets in the consolidated balance sheets.

The deferred tax provision represents the change in the deferred tax assets and the liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The significant components of deferred tax assets and liabilities consisted of the following (dollars in thousands):

	July 30, 2016	July 25, 2015
Deferred tax assets:
Insurance and other reserves	$33,847	$31,222
Allowance for doubtful accounts and reserves	1,013	1,047
Net operating loss carryforwards	1,151	1,443
Stock-based compensation	6,424	5,149
Other	1,363	1,303
Total deferred tax assets	43,798	40,164
Valuation allowance	(358)	(870)
Deferred tax assets, net of valuation allowance	$43,440	$39,294
Deferred tax liabilities:
Property and equipment	$63,926	$34,702
Goodwill and intangibles	32,632	29,930
Other	736	1,420
Deferred tax liabilities	$97,294	$66,052

Net deferred tax liabilities	$53,854	$26,758

The valuation allowance above reduces the deferred tax asset balances to the amount that the Company has determined is more likely than not to be realized. The valuation allowance primarily relates to immaterial state net operating loss carryforwards, which generally begin to expire in fiscal 2022.

The difference between the total tax provision and the amount computed by applying the statutory federal income tax rates to pre-tax income is as follows (dollars in thousands):

	Fiscal Year Ended
	2016	2015	2014
Statutory rate applied to pre-tax income	$72,214	$47,454	$23,212
State taxes, net of federal tax benefit	7,398	5,159	2,863
Non-taxable and non-deductible items, net	(2,013)	(1,220)	491
Change in accruals for uncertain tax positions	113	(74)	53
Other items, net	(125)	(59)	(278)
Total tax provision	$77,587	$51,260	$26,341

Non-taxable and non-deductible items during fiscal 2016 and 2015 consisted of a production related tax deduction of $4.5 million and $4.0 million, respectively, offset by $2.5 million and $2.8 million of non-deductible items, respectively.

As of July 30, 2016 and July 25, 2015, the Company had total unrecognized tax benefits of $2.4 million and $2.3 million, respectively, resulting from uncertain tax positions. The Company’s effective tax rate will be reduced during future periods if it is determined these tax benefits are realizable. The Company had approximately $1.0 million and $0.9 million accrued for the payment of interest and penalties as of July 30, 2016 and July 25, 2015, respectively. Interest expense related to unrecognized tax benefits for the Company was immaterial.

A summary of unrecognized tax benefits is as follows (dollars in thousands):

	Fiscal Year Ended
	2016	2015	2014
Balance at beginning of year	$2,327	$2,401	$2,348
Additions based on tax positions related to the fiscal year	161	44	137
Additions (reductions) based on tax positions related to prior years	86	(98)	10
Reductions related to the expiration of statutes of limitation	(134)	(20)	(94)
Balance at end of year	$2,440	$2,327	$2,401

12. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	Fiscal Year Ended
	2016	2015	2014
Gain on sale of fixed assets	$9,806	$7,110	$10,706
Miscellaneous income, net of other expense	627	1,181	522
Total other income, net	$10,433	$8,291	$11,228

13. Employee Benefit Plans

The Company sponsors a defined contribution plan that provides retirement benefits to eligible employees who elect to participate (the “Dycom Plan”). Under the plan, participating employees may defer up to 75% of their base pre-tax eligible compensation up to the IRS limits. The Company contributes 30% of the first 5% of base eligible compensation that a participant contributes to the plan and may make discretionary matching contributions from time to time. The Company’s contributions were $4.8 million, $4.0 million, and $1.9 million related to the fiscal 2016, 2015, and 2014 periods, respectively.

In connection with the businesses acquired in fiscal 2013, the Company assumed the obligation to make future contributions under an employee benefit plan in effect for certain hourly employees. Contributions for fiscal 2015 and 2014 under this plan were $0.8 million and $1.2 million, respectively. This plan was merged into the Dycom Plan in the fourth quarter of fiscal 2015.

Certain of the Company’s subsidiaries contribute amounts to multiemployer defined benefit pension plans under the terms of collective bargaining agreements (“CBA”) that cover employees represented by unions. Contributions are generally based on fixed amounts per hour per employee for employees covered by the plan. Participating in a multiemployer plan entails risks different from single-employer plans in the following aspects:

•	assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

•	if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be allocated to the remaining participating employers; and

•
if the Company stops participating in the multiemployer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan. This payment is referred to as a withdrawal liability.

The information available to the Company about the multiemployer plans in which it participates is generally dated due to the nature of the reporting cycle of multiemployer plans and legal requirements under the Employee Retirement Income Security Act (“ERISA”) as amended by the Multiemployer Pension Plan Amendments Act (“MPPAA”). Based upon the most recently available annual reports, the Company’s contribution to each of the plans was less than 5% of each plans’ total contributions. The Pension, Hospitalization and Benefit Plan of the Electrical Industry – Pension Trust Fund (“the Plan”) was considered individually significant and is presented separately below. All other plans are presented in the aggregate in the following table (dollars in thousands):

		PPA Zone Status(1)			Company Contributions				Expiration Date of CBA
Fund	EIN	2015	2014	FIP/RP Status(2)	2016	2015	2014	Surcharge Imposed
The Plan	13-6123601	Green	Green	No	$3,057	$3,852	$3,044	No	05/05/2016
Other Plans					622	934	635		Various
Total Contributions					$3,679	$4,786	$3,679

(1) The most recent Pension Protection Act (the “PPA”) zone status was provided by the Plan for Plan years ending September 30, 2015 and September 30, 2014, respectively. The zone status is based on information provided by the Plan and is certified by the Plan’s actuary. Generally, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded.

(2) The “FIR/RP Status” column indicates plans for which a financial improvement plan (FIP) or rehabilitation plan (RP), as required by the Internal Revenue Code, is either pending or has been implemented.

In the fourth quarter of fiscal 2016, one of the Company’s subsidiaries, which previously contributed to the Plan, ceased operations. The Company does not expect to incur a withdrawal liability under the Plan because the Company believes there is a statutory exemption available under ERISA for multiemployer pension plans that primarily cover employees in the building and construction industry. However, there can be no assurance that the Plan will not make a claim for withdrawal liability or that, if made, the Company will be successful in asserting the statutory exemption as a defense.

14. Capital Stock

Repurchases of Common Stock - The Company made the following share repurchases during fiscal 2016, 2015, and 2014:

Period	Number of Shares Repurchased	Total Consideration (In thousands)	Average Price Per Share
Fiscal 2014	360,900	$9,999	$27.71
Fiscal 2015	1,669,924	$87,146	$52.19
Fiscal 2016	2,511,578	$169,997	$67.69

In connection with the Notes offering in September 2015, the Company used approximately $60.0 million of the net proceeds from the Notes to repurchase 805,000 shares of its common stock from the initial purchasers of the Notes in privately negotiated transactions at a price of $74.53 per share, the closing price of Dycom’s common stock on September 9, 2015. The additional $110.0 million spent during fiscal 2016 was for shares repurchased under authorized share repurchase programs. All shares repurchased during fiscal 2016 have been canceled. Upon cancellation, the excess over par value is recorded as a reduction in additional paid-in capital until the balance is reduced to zero, with any additional excess recorded to retained earnings. During fiscal 2016, $17.1 million was charged to retained earnings related to the Company’s share repurchases. As of July 30, 2016, $100.0 million authorized on April 26, 2016 remained available for repurchases through October 2017 in open market or private transactions.

Restricted Stock Tax Withholdings - During fiscal 2016, 2015, and 2014, the Company withheld 161,988 shares, 145,395 shares, and 136,604 shares, respectively, totaling $12.6 million, $4.7 million, and $3.8 million, respectively, to meet payroll tax withholdings obligations arising from the vesting of restricted share units. All shares withheld have been canceled. Shares withheld for tax withholdings do not reduce the Company’s total share repurchase authority.

15. Stock-Based Awards

Stock-based compensation expense and the related tax benefit recognized and realized related to stock options and restricted share units during fiscal 2016, 2015, and 2014 were as follows (dollars in thousands):

	Fiscal Year Ended
	2016	2015	2014
Stock-based compensation	$16,850	$13,923	$12,596
Tax benefit recognized in the statement of operations	$6,436	$5,458	$4,819
Cash tax benefit realized from option exercises and stock vestings	$18,097	$13,976	$7,116

During fiscal 2016 and 2015, the Company recognized approximately $10.4 million and $8.5 million, respectively, in stock-based compensation expense in connection with certain performance-based target awards related to the fiscal 2016 performance criteria. In addition, during fiscal 2016, the Company recognized approximately $0.6 million in stock-based compensation expense in connection with supplemental shares for the three-year performance period ending fiscal 2016. The Company did not recognize any stock-based compensation expense in connection with supplemental shares during fiscal 2015 or 2014.

As of July 30, 2016, the Company had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s estimate of performance goal achievement) of $2.9 million, $8.0 million, and $15.4 million, respectively. This expense will be recognized over a weighted-average number of years of 2.6, 2.7, and 1.4, respectively, based on the average remaining service periods for the awards. As of July 30, 2016, the Company may recognize an additional $4.3 million in compensation expense in future periods if the maximum amount of Performance RSUs is earned based on certain performance measures being met.

The following table summarizes the valuation of stock options and restricted share units granted during fiscal 2016, 2015, and 2014 and the significant valuation assumptions:

	Fiscal Year Ended
	2016	2015	2014
Weighted average fair value of RSUs granted	$72.41	$31.42	$27.54
Weighted average fair value of Performance RSUs granted	$77.86	$31.03	$27.66
Weighted average fair value of stock options granted	$78.20	$19.48	$17.43
Stock option assumptions:
Risk-free interest rate	2.0%	2.1%	2.7%
Expected life (in years)	7.3	8.8	8.8
Expected volatility	55.0%	54.5%	55.1%
Expected dividends	—	—	—

Stock Options

The following table summarizes stock option award activity during fiscal 2016:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of July 25, 2015	915,323	$16.86
Granted	35,863	$78.20
Options exercised	(212,619)	$12.91
Canceled	(1,300)	$13.88
Outstanding as of July 30, 2016	737,267	$20.99	5.5	$53,862

Exercisable options as of July 30, 2016	553,495	$15.63	4.7	$43,405

The total amount of exercisable options as of July 30, 2016 presented above reflects the approximate amount of options expected to vest after giving effect to estimated forfeitures at an insignificant rate. The aggregate intrinsic values for stock options presented above are based on the Company’s closing stock price of $94.05 on July 29, 2016. These amounts represent the total intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date, excluding applicable taxes. The total intrinsic value of stock options exercised was $15.0 million, $24.9 million, and $8.4 million for fiscal 2016, 2015, and 2014, respectively. The Company received cash from the exercise of stock options of $2.7 million, $8.9 million, and $14.6 million during fiscal 2016, 2015, and 2014, respectively.

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during fiscal 2016:

	Restricted Stock
	RSUs			Performance RSUs
	Share Units	Weighted Average Grant Price	Aggregate Intrinsic Value (In thousands)	Share Units	Weighted Average Grant Price	Aggregate Intrinsic Value (In thousands)
Outstanding as of July 25, 2015	322,008	$24.46		945,540	$26.46
Granted	92,429	$72.41		238,209	$77.86
Share units vested	(139,921)	$23.67		(361,998)	$25.28
Forfeited or canceled	(23,252)	$24.28		(195,780)	$23.40
Outstanding as of July 30, 2016	251,264	$42.56	$23,631	625,971	$47.66	$58,873

The total amount of granted Performance RSUs presented above consists of 170,304 target shares granted to officers and employees and 67,905 supplemental shares granted to officers of the Company and its subsidiaries. During fiscal 2016, the Company canceled approximately 169,790 supplemental shares of Performance RSUs outstanding as of July 25, 2015, as a result of fiscal 2015 performance criteria for attaining supplemental shares not being met. The total amount of Performance RSUs outstanding as of July 30, 2016 consists of 500,681 target shares and 125,290 supplemental shares. Of the supplemental shares outstanding as of July 30, 2016, approximately 11,043 shares will vest and approximately 49,797 will be canceled in fiscal 2017 as a result of the fiscal 2016 performance criteria for attaining supplemental shares being partially met.

The unvested RSUs reflect the approximate amount of units expected to vest after giving effect to estimated forfeitures at an insignificant rate. The total fair value of restricted share units vested during fiscal 2016, 2015, and 2014 was $39.1 million, $15.2 million, and $11.7 million, respectively.

The aggregate intrinsic values presented above for restricted share units are based on the Company’s closing stock price of $94.05 on July 29, 2016. These amounts represent the total intrinsic value that would have been received by the holders of the stock-based awards had the awards been exercised and sold as of that date, excluding applicable taxes.

16. Concentration of Credit Risk

The Company is subject to concentrations of credit risk relating primarily to its cash and equivalents, accounts receivable, and costs and estimated earnings in excess of billings. The Company grants credit under normal payment terms, generally without collateral, to its customers. These customers primarily consist of telephone companies, cable television multiple system operators, wireless carriers, network operators, telecommunication equipment and infrastructure providers, and electric and gas utilities and others. With respect to a portion of the services provided to these customers, the Company has statutory lien rights which may in certain circumstances assist in the Company’s collection efforts. Adverse changes in overall business and economic factors may impact the Company’s customers and increase credit risks. These risks may become elevated as a result of economic weakness and market volatility. In the past, some of the Company’s customers have experienced significant financial difficulties and likewise, some may experience financial difficulties in the future. These difficulties expose the Company to increased risks related to the collectability of amounts due for services performed.

The Company’s customer base is highly concentrated, with its top five customers in each of fiscal 2016, 2015, and 2014 accounting for approximately 69.7%, 61.1%, and 58.3% of its total contract revenues, respectively. Customers whose contract revenues exceeded 10% of total contract revenue during fiscal 2016, 2015, or 2014, were as follows:

	Fiscal Year Ended
	2016	2015	2014
AT&T Inc.	24.4%	20.8%	19.2%
CenturyLink, Inc.	14.5%	14.2%	13.8%
Comcast Corporation	13.6%	12.9%	11.7%
Verizon Communications Inc.	11.0%	7.6%	8.2%

Customers whose combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings, net (“CIEB, net”) exceeded 10% of total combined trade receivables and CIEB, net as of July 30, 2016 or July 25, 2015 were as follows (dollars in millions):

	July 30, 2016		July 25, 2015
	Amount	% of Total	Amount	% of Total
AT&T Inc.	$138.8	20.3%	$101.7	17.7%
Comcast Corporation	$95.3	13.9%	$63.0	11.0%
CenturyLink, Inc.	$79.0	11.5%	$80.1	14.0%
Windstream Corporation	$79.0	11.5%	$47.8	8.3%
Verizon Communications Inc.	$69.0	10.1%	$50.8	8.9%

In addition, another customer had $71.5 million, or 10.4% as of July 30, 2016, and $64.5 million, or 11.2% as of July 25, 2015.

The Company believes that none of its significant customers were experiencing financial difficulties that would materially impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of July 30, 2016. See Note 4, Accounts Receivable, and Note 5, Costs and Estimated Earnings in Excess of Billings, for additional information regarding the Company’s trade accounts receivable and costs and estimated earnings in excess of billings.

17. Commitments and Contingencies

In May 2013, CertusView Technologies, LLC (“CertusView”), a wholly-owned subsidiary of the Company, filed suit against S & N Communications, Inc. and S&N Locating Services, LLC (together, “S&N”) in the United States District Court for the Eastern District of Virginia alleging infringement of certain United States patents. In January 2015, the District Court granted S&N’s motion for judgment on the pleadings for failure to claim patent-eligible subject matter, and entered final judgment on those claims the same day. CertusView filed a Notice of Appeal in February 2015 with the Court of Appeals for the Federal Circuit. In May 2015, the District Court reopened the case to allow S&N to proceed with inequitable conduct counterclaims. In July 2015, the Court of Appeals dismissed the appeal in that court pending resolution of proceedings in the District Court. A bench trial in the District Court on the inequitable conduct counterclaims whereby S&N was seeking additional grounds to find the patents unenforceable took place in March 2016 and post-trial briefs were filed with the District Court in April 2016. In August 2016, the District Court ruled against S&N and in favor of CertusView on the inequitable conduct counterclaims and entered final judgment. Subsequent to the judgment being entered, on August 24, 2016, S&N filed a motion requesting the District Court make a finding that the suit was an exceptional case and award S&N recovery of its attorney fees. It is too early to evaluate the likelihood of an outcome to this motion and CertusView intends to vigorously defend itself.

From time to time, the Company is party to various other claims and legal proceedings. It is the opinion of management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on its financial statements.

For claims within its insurance program, the Company retains the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. The Company has established reserves that it believes to be adequate based on current evaluations and experience with these types of claims. For these claims, the effect on the Company’s financial statements is generally limited to the amount needed to satisfy insurance deductibles or retentions.

Commitments

The Company and its subsidiaries have operating leases covering office facilities, vehicles, and equipment that have original noncancelable terms in excess of one year. Certain of these leases contain renewal provisions and generally require the Company to pay insurance, maintenance, and other operating expenses. Total expense incurred under these operating lease agreements was $26.8 million, $18.5 million, and $17.7 million for fiscal 2016, 2015, and 2014, respectively. The Company also incurred rental expense of approximately $23.0 million, $20.4 million, and $20.4 million for fiscal 2016, 2015, and 2014, respectively, related to facilities, vehicles, and equipment which are being leased under original terms that are one year or less. The future minimum obligation under the leases with noncancelable terms in excess of one year is as follows (dollars in thousands):

Future Minimum Lease Payments
2017	$19,845
2018	15,289
2019	10,704
2020	5,425
2021	3,075
Thereafter	5,098
Total	$59,436

Performance Bonds and Guarantees - The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of July 30, 2016 and July 25, 2015, the Company had $165.8 million and $294.9 million of outstanding performance and other surety contract bonds, respectively.

The Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit - The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize the Company’s obligations to its insurance carriers in connection with the settlement of potential claims. As of July 30, 2016 and July 25, 2015, the Company had $57.6 million and $54.4 million, respectively, of outstanding standby letters of credit issued under the Credit Agreement.

18. Quarterly Financial Data (Unaudited)

In the opinion of management, the following unaudited quarterly data from fiscal 2016 and 2015 reflect all adjustments (consisting of normal recurring accruals), which are necessary to present a fair presentation of amounts shown for such periods (the sum of the quarterly results may not equal the reported annual amounts due to rounding). The earnings per common share calculation for each quarter is based on the weighted average shares of common stock outstanding plus the dilutive effect of stock options and restricted share units, if any.

Fiscal 2016(2):	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
	(Dollars in thousands, except per share amounts)
Revenues	$659,268	$559,470	$664,645	$789,159
Costs of earned revenues, excluding depreciation and amortization	$506,978	$450,284	$520,408	$605,909
Gross profit	$152,290	$109,186	$144,237	$183,250
Net income	$30,824	$15,473	$33,083	$49,360
Earnings per common share - Basic	$0.94	$0.47	$1.02	$1.57
Earnings per common share - Diluted	$0.91	$0.46	$1.00	$1.54

(1) The Company uses a fiscal year ending on the last Saturday in July. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2016 consisted of 53 weeks with 14 weeks of operations during the fourth quarter, compared to fiscal 2015 which consisted of 52 weeks with 13 weeks of operations during the fourth quarter.

(2) During the first quarter of fiscal 2016, the Company incurred a pre-tax charge of approximately $16.3 million for early extinguishment of debt in connection with the redemption of the Company’s 7.125% senior subordinated notes. In addition, the Company incurred $14.7 million of interest expense during fiscal 2016 for the non-cash amortization of the debt discount associated with the Company’s 0.75% convertible senior notes due September 2021, issued in September 2015. See Note 10, Debt, for additional information regarding the Company’s debt transactions.

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

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

August 31, 2016

To Board of Directors and Shareholders of
Dycom Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Dycom Industries, Inc. and its subsidiaries at July 30, 2016 and July 25, 2015, and the results of their operations and their cash flows for each of the two years in the period ended July 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report over Internal Control over Financial Reporting, management has excluded TelCom Construction, Inc. and an affiliate and Goodman Networks Incorporated from its assessment of internal control over financial reporting as of July 30, 2016 because each was acquired by the Company in a purchase business combination during 2016. Total assets and total contract revenues represent 4.9% and 4.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended July 30, 2016.

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida
August 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dycom Industries, Inc.
Palm Beach Gardens, Florida

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of Dycom Industries, Inc. and subsidiaries (the “Company”) for the year ended July 26, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Dycom Industries, Inc. and subsidiaries for the period ended July 26, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Miami, Florida
September 8, 2014

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosures within the meaning of Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 30, 2016, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 30, 2016, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In accordance with the Securities and Exchange Commission’s published guidance, management’s assessment and conclusion on the effectiveness of the Company’s internal control over financial reporting as of July 30, 2016 excludes an assessment of the internal control over financial reporting of TelCom, acquired in August 2015, and Goodman, acquired in July 2016. These businesses acquired during fiscal 2016 represent approximately 4.9% of our total assets at July 30, 2016 and 4.5% of our total contract revenues for the fiscal year ended July 30, 2016.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 30, 2016.

The effectiveness of the Company’s internal control over financial reporting as of July 30, 2016 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered certified public accounting firm. Their report, which is set forth in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of July 30, 2016.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information concerning directors and nominees of the Registrant and other information as required by this item are hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. The information set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers, which is a code of ethics as that term is defined in Item 406(b) of Regulation S-K and which applies to its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller, and other persons performing similar functions. The Code of Ethics for Senior Financial Officers is available on the Company’s website at www.dycomind.com. If the Company makes any substantive amendments to, or a waiver from, provisions of the Code of Ethics for Senior Financial Officers, it will disclose the nature of such amendment, or waiver, on its website or in a report on Form 8-K. Information on the Company’s website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation.
The information required by Item 11 regarding executive compensation is included under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Consolidated financial statements: the consolidated financial statements and the Reports of Independent Registered Certified Public Accounting Firms are included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

2. Financial statement schedules: All schedules have been omitted because they are inapplicable, not required, or the information is included in the above referenced consolidated financial statements or the notes thereto.

3. Exhibits furnished pursuant to the requirements of Form 10-K:

Exhibit Number

2.1
Stock Purchase Agreement, dated as of November 19, 2012, among Dycom Industries, Inc., PBG Acquisition III, LLC, Quanta Services, Inc. and Infrasource FI LLC (incorporated by reference to Exhibit 2.1 to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on November 20, 2012).

3(i)	Restated Articles of Incorporation of Dycom Industries, Inc. (incorporated by reference to Dycom Industries, Inc.’s Form 10-Q filed with the SEC on June 11, 2002).

3(ii)	Amended and Restated By-laws of Dycom Industries, Inc., as amended on February 24, 2009 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K, filed with the SEC on March 2, 2009).

4.1
Indenture, dated as of September 15, 2015, among Dycom Industries, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on September 15, 2015).

4.2	Form of Global 0.75% Convertible Senior Note due 2021 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on September 15, 2015).

10.1*	2003 Long Term Incentive Plan, amended and restated effective as of September 19, 2011 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K, filed with the SEC on September 23, 2011).

10.2*
Form of Non-Qualified Stock Option Agreement under the 2003 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Dycom Industries, Inc.’s Form 10-K, filed with the SEC on September 4, 2012).

10.3*
Form of Incentive Stock Option Agreement under the 2003 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Dycom Industries, Inc.’s Form 10-K, filed with the SEC on September 4, 2012).

10.4*	2012 Long-Term Incentive Plan (incorporated by reference to Dycom Industries, Inc.’s Definitive Proxy Statement filed with the SEC on October 11, 2012).

10.5*	Form of Non-Qualified Stock Option Agreement under the 2012 Long-Term Incentive Plan (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on December 20, 2012).

10.6*	Form of Incentive Stock Option Agreement under the 2012 Long-Term Incentive Plan (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on December 20, 2012).

10.7*	Form of Restricted Stock Unit Agreement under the 2012 Long-Term Incentive Plan (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on December 20, 2012).

10.8*	Form of Performance Share Unit Agreement under the 2012 Long-Term Incentive Plan (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on December 20, 2012).

10.9*
2007 Non-Employee Directors Equity Plan, amended and restated effective as of September 19, 2011 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on September 23, 2011).

10.10*
Form of Non-Employee Director Non-Qualified Stock Option Agreement, under the 2007 Non-Employee Directors Equity Plan, as amended and restated (incorporated by reference to Dycom Industries, Inc.’s Form 10-K, filed with the SEC on September 4, 2012).

10.11*
Form of Non-Employee Director Restricted Stock Unit Agreement, under the 2007 Non-Employee Directors Equity Plan, as amended and restated (incorporated by reference to Dycom Industries, Inc.’s Form 10-K, filed with the SEC on September 4, 2012).

10.12*
Employment Agreement for Steven E. Nielsen dated as of April 26, 2016 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on April 27, 2016, as amended by Dycom Industries, Inc.’s Form 8-K/A filed with the SEC on April 27, 2016).

10.13*	Employment Agreement for Timothy R. Estes dated as of October 4, 2012 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on October 4, 2012).

10.14*	Employment Agreement for Richard B. Vilsoet dated as of July 23, 2015 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on July 24, 2015).

10.15*	Employment Agreement for H. Andrew DeFerrari dated as of July 23, 2015 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on July 24, 2015).

10.16*	2009 Annual Incentive Plan (incorporated by reference to Dycom Industries, Inc.’s Definitive Proxy Statement filed with the SEC on October 17, 2013).

10.17*
Form of Indemnification Agreement for directors and executive officers of Dycom Industries, Inc. (incorporated by reference to Dycom Industries, Inc.’s Form 10-K filed with the SEC on September 3, 2009).

10.18
Credit Agreement, dated as of December 3, 2012, among Dycom Industries, Inc., as the Borrower, the subsidiaries of Dycom Industries, Inc. identified therein, certain lenders named therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, Wells Fargo Bank, National Association, as Syndication Agent, and SunTrust Bank, PNC Bank, National Association and Branch Banking and Trust Company, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on December 5, 2012).

10.19
First Amendment to Credit Agreement, dated as of April 24, 2015, among Dycom Industries, Inc., as the Borrower, the subsidiaries of Dycom Industries, Inc. identified therein, certain lenders named therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, Bank of America Merrill Lynch and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers, Wells Fargo Bank, National Association, as Syndication Agent, and SunTrust Bank, PNC Bank, National Association and Branch Banking and Trust Company, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on April 27, 2015).

10.20
Second Amendment to Credit Agreement, dated as of September 9, 2015, among Dycom Industries, Inc., as the Borrower, the subsidiaries of Dycom Industries, Inc. identified therein, certain lenders named therein, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on September 10, 2015).

10.21
Third Amendment to Credit Agreement and Additional Term Loan Agreement, dated as of May 20, 2016, among Dycom Industries, Inc., as the Borrower, the subsidiaries of Dycom Industries, Inc. identified therein, certain lenders named therein, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on May 24, 2016).

10.22
Fourth Amendment to Credit Agreement, dated as of June 17, 2016, among Dycom Industries, Inc., as the Borrower, the subsidiaries of Dycom Industries, Inc. identified therein, certain lenders named therein, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on June 22, 2016).

10.23
Base Bond Hedge Confirmation, dated as of September 9, 2015, between Dycom Industries, Inc. and Goldman, Sachs & Co. (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on September 15, 2015).

10.24
Base Bond Hedge Confirmation, dated as of September 9, 2015, between Dycom Industries, Inc. and Bank of America, N.A. (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on September 15, 2015).

10.25
Base Bond Hedge Confirmation, dated as of September 9, 2015, between Dycom Industries, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on September 15, 2015).

10.26
Additional Bond Hedge Confirmation, dated as of September 10, 2015, between Dycom Industries, Inc. and Goldman, Sachs & Co. (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on September 15, 2015).

10.27
Additional Bond Hedge Confirmation, dated as of September 10, 2015, between Dycom Industries, Inc. and Bank of America, N.A. (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on September 15, 2015).

10.28
Additional Bond Hedge Confirmation, dated as of September 10, 2015, between Dycom Industries, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on September 15, 2015).

10.29
Base Warrant Confirmation, dated as of September 9, 2015, between Dycom Industries, Inc. and Goldman, Sachs & Co. (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on September 15, 2015).

10.30
Base Warrant Confirmation, dated as of September 9, 2015, between Dycom Industries, Inc. and Bank of America, N.A. (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on September 15, 2015).

10.31
Base Warrant Confirmation, dated as of September 9, 2015, between Dycom Industries, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on September 15, 2015).

10.32
Additional Warrant Confirmation, dated as of September 10, 2015, between Dycom Industries, Inc. and Goldman, Sachs & Co. (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on September 15, 2015).

10.33
Additional Warrant Confirmation, dated as of September 10, 2015, between Dycom Industries, Inc. and Bank of America, N.A. (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on September 15, 2015).

10.34
Additional Warrant Confirmation, dated as of September 10, 2015, between Dycom Industries, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on September 15, 2015).

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

101 +
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 30, 2016 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

+	Filed herewith
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	August 31, 2016	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steven E. Nielsen	President, Chief Executive Officer and Director	August 31, 2016
Steven E. Nielsen	(Principal Executive Officer)

/s/ H. Andrew DeFerrari	Senior Vice President and Chief Financial Officer	August 31, 2016
H. Andrew DeFerrari	(Principal Financial Officer)

/s/ Rebecca Brightly Roach	Vice President and Chief Accounting Officer	August 31, 2016
Rebecca Brightly Roach	(Principal Accounting Officer)

/s/ Thomas G. Baxter	Director	August 31, 2016
Thomas G. Baxter

/s/ Charles B. Coe	Director	August 31, 2016
Charles B. Coe

/s/ Stephen C. Coley	Director	August 31, 2016
Stephen C. Coley

/s/ Dwight B. Duke	Director	August 31, 2016
Dwight B. Duke

/s/ Eitan Gertel	Director	August 31, 2016
Eitan Gertel

/s/ Anders Gustafsson	Director	August 31, 2016
Anders Gustafsson

/s/ Patricia L. Higgins	Director	August 31, 2016
Patricia L. Higgins

/s/ Laurie J. Thomsen	Director	August 31, 2016
Laurie J. Thomsen