Form 10-Q
period 2016-10-29
DYCOM INDUSTRIES INC
filed 2016-11-23
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 29, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11780 US Highway 1, Suite 600, Palm Beach Gardens, FL	33408
(Address of principal executive offices)	(Zip Code)

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

There were 31,465,914 shares of common stock with a par value of $0.33 1/3 outstanding at November 21, 2016.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	October 29, 2016	July 30, 2016
ASSETS
Current assets:
Cash and equivalents	$21,711	$33,787
Accounts receivable, net	329,786	328,030
Costs and estimated earnings in excess of billings	488,960	376,972
Inventories	81,054	73,606
Deferred tax assets, net	24,021	22,733
Other current assets	21,416	16,106
Total current assets	966,948	851,234

Property and equipment, net	337,653	326,670
Goodwill	308,669	310,157
Intangible assets, net	191,664	197,879
Other	33,473	33,776
Total non-current assets	871,459	868,482
Total assets	$1,838,407	$1,719,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,730	$115,492
Current portion of debt	17,500	13,125
Billings in excess of costs and estimated earnings	15,271	19,557
Accrued insurance claims	38,748	36,844
Income taxes payable	27,904	15,307
Other accrued liabilities	97,810	122,302
Total current liabilities	311,963	322,627

Long-term debt	774,501	706,202
Accrued insurance claims	54,557	52,835
Deferred tax liabilities, net non-current	79,395	76,587
Other liabilities	4,269	4,178
Total liabilities	1,224,685	1,162,429

COMMITMENTS AND CONTINGENCIES, Note 16

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 31,465,218 and 31,420,310 issued and outstanding, respectively	10,488	10,473
Additional paid-in capital	15,604	10,208
Accumulated other comprehensive loss	(1,300)	(1,274)
Retained earnings	588,930	537,880
Total stockholders’ equity	613,722	557,287
Total liabilities and stockholders’ equity	$1,838,407	$1,719,716

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	October 29, 2016	October 24, 2015
REVENUES:
Contract revenues	$799,223	$659,268

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	614,990	506,978
General and administrative (including stock-based compensation expense of $5.7 million and $4.5 million, respectively)	60,204	51,464
Depreciation and amortization	34,546	27,449
Total	709,740	585,891

Interest expense, net	(9,067)	(9,131)
Loss on debt extinguishment	—	(16,260)
Other income, net	940	1,469
Income before income taxes	81,356	49,455

Provision (benefit) for income taxes:
Current	28,694	22,602
Deferred	1,612	(3,971)
Total provision for income taxes	30,306	18,631

Net income	$51,050	$30,824

Earnings per common share:
Basic earnings per common share	$1.62	$0.94

Diluted earnings per common share	$1.59	$0.91

Shares used in computing earnings per common share:
Basic	31,429,493	32,871,240

Diluted	32,200,287	33,886,747

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	October 29, 2016	October 24, 2015
Net income	$51,050	$30,824
Foreign currency translation losses, net of tax	(26)	(40)
Comprehensive income	$51,024	$30,784

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)

	For the Three Months Ended
	October 29, 2016	October 24, 2015
OPERATING ACTIVITIES:
Net income	$51,050	$30,824
Adjustments to reconcile net income to net cash used in operating activities, net of acquisitions:
Depreciation and amortization	34,546	27,449
Deferred income tax provision (benefit)	1,612	(3,971)
Stock-based compensation	5,707	4,509
Bad debt expense, net	82	490
Gain on sale of fixed assets	(1,443)	(1,136)
Write-off of deferred financing fees and premium on long-term debt	—	2,017
Amortization of debt discount	4,307	1,780
Amortization of debt issuance costs and other	815	596
Excess tax benefit from share-based awards	(879)	(1,024)
Change in operating assets and liabilities:
Accounts receivable, net	(2,404)	(35,497)
Costs and estimated earnings in excess of billings, net	(115,498)	(51,342)
Other current assets and inventory	(13,635)	(9,296)
Other assets	132	(844)
Income taxes receivable/payable	13,881	12,598
Accounts payable	1,083	7,875
Accrued liabilities, insurance claims, and other liabilities	(20,915)	(13,890)
Net cash used in operating activities	(41,559)	(28,862)

INVESTING ACTIVITIES:
Capital expenditures	(40,080)	(40,758)
Proceeds from sale of assets	2,323	1,327
Changes in restricted cash	(463)	(479)
Cash paid for acquisitions, net of cash acquired	—	(48,596)
Net cash used in investing activities	(38,220)	(88,506)

FINANCING ACTIVITIES:
Proceeds from borrowings on senior credit agreement, including term loans	206,000	317,000
Principal payments on senior credit agreement, including term loans	(138,000)	(281,000)
Proceeds from issuance of 0.75% convertible senior notes due 2021	—	485,000
Proceeds from sale of warrants	—	74,690
Purchase of convertible note hedges	—	(115,818)
Principal payments for satisfaction and discharge of 7.125% senior subordinated notes	—	(277,500)
Debt issuance costs	—	(14,494)
Repurchases of common stock	—	(69,997)
Exercise of stock options	202	139
Restricted stock tax withholdings	(1,378)	(1,168)
Excess tax benefit from share-based awards	879	1,024
Net cash provided by financing activities	67,703	117,876
Net (decrease) increase in cash and equivalents	(12,076)	508

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	33,787	21,289

CASH AND EQUIVALENTS AT END OF PERIOD	$21,711	$21,797

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)

	For the Three Months Ended
	October 29, 2016	October 24, 2015
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$4,924	$6,866
Cash paid for taxes, net	$15,381	$11,444
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$6,870	$7,805
Non-cash debt issuance costs	$—	$993

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

The accompanying unaudited condensed consolidated financial statements include the results of Dycom and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results for the interim periods presented have been included. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Operating results for the interim period are not necessarily indicative of the results expected for any other interim period or for the full fiscal year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the Company’s audited financial statements for the year ended July 30, 2016 included in the Company’s Annual Report on Form 10-K for the year ended July 30, 2016, filed with the SEC on August 31, 2016.

Segment Information – The Company operates in one reportable segment. Its services are provided by its operating segments on a decentralized basis. Each operating segment consists of a subsidiary (or in certain instances, the combination of two or more subsidiaries). Management of the operating segments report to the Company’s Chief Operating Officer who reports to the Chief Executive Officer, the chief operating decision maker. All of the Company’s operating segments have been aggregated into one reportable segment based on their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. The Company’s operating segments provide services throughout the United States and in Canada. Revenues from services provided in Canada were not material during the three months ended October 29, 2016 and October 24, 2015. Additionally, the Company had no material long-lived assets in Canada as of October 29, 2016 or July 30, 2016.

Accounting Period – The Company’s fiscal year ends on the last Saturday in July. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2016 consisted of 53 weeks of operations and fiscal 2017 will consist of 52 weeks of operations.

Significant Accounting Policies & Estimates

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. These estimates are based on the Company’s historical experience and management’s understanding of current facts and circumstances. At the time they are made, the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole. However, actual results could differ materially from those estimates. There have been no material changes to the Company’s significant accounting policies and critical accounting estimates described in the Company’s Annual Report on Form 10-K for the year ended July 30, 2016.

Revenue Recognition. The Company performs a majority of its services under master service agreements and other agreements that contain customer-specified service requirements, such as discrete pricing for individual tasks. Revenue is recognized under these arrangements based on units-of-delivery as each unit is completed. The remainder of the Company’s services, representing less than 5% of its contract revenues during the three months ended October 29, 2016 and less than 10% of its contract revenues during the three months ended October 24, 2015, are performed under contracts using the cost-to-cost measure of the percentage of completion method of accounting. Revenue is recognized under these arrangements based on the ratio of contract costs incurred to date to total estimated contract costs. For contracts using the cost-to-cost measure of the percentage of completion method of accounting, the Company accrues the entire amount of a contract loss at the time the loss is determined to be probable and can be reasonably estimated. During the three months ended October 29, 2016 and October 24, 2015, there was no material impact to the Company’s results of operations due to changes in contract estimates.

There were no material amounts of unapproved change orders or claims recognized during the three months ended October 29, 2016 or October 24, 2015. The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized.

Restricted Cash – As of October 29, 2016 and July 30, 2016, the Company had approximately $5.5 million and $5.0 million, respectively, in restricted cash, which is held as collateral in support of the Company’s insurance obligations. Restricted cash is included in other assets in the condensed consolidated balance sheets and changes in restricted cash are reported in cash flows used in investing activities in the condensed consolidated statements of cash flows.

Other Assets – As of October 29, 2016 and July 30, 2016, other non-current assets consist of deferred financing costs related to the Company’s revolving credit facility of $5.9 million and $6.4 million, respectively, insurance recoveries/receivables related to accrued claims of $5.6 million and $5.7 million, respectively, as well as long-term deposits, prepaid discounts, and other non-current assets totaling $18.0 million and $17.7 million, respectively. As of October 29, 2016 and July 30, 2016, other non-current assets also included $4.0 million for an investment in nonvoting senior units of a former customer, which is accounted for using the cost method.

Fair Value of Financial Instruments – The Company’s financial instruments primarily consist of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable, certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for certain of the Company’s outstanding long-term debt which is based on observable market-based inputs (Level 2). See Note 10, Debt, for further information regarding the fair value of such financial instruments. The Company’s cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of October 29, 2016 and July 30, 2016. During the three months ended October 29, 2016 and October 24, 2015, the Company had no material nonrecurring fair value measurements of assets or liabilities subsequent to their initial recognition.

Recently Issued Accounting Pronouncements

There have been no changes in the expected dates of adoption or estimated effects on the Company’s consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s Annual Report on Form 10-K for the year ended July 30, 2016 filed with the SEC on August 31, 2016. Accounting standards adopted during the period covered in this Quarterly Report on Form 10-Q and recently issued accounting pronouncements are discussed below.
Recently Adopted Accounting Standards

Business Combinations - In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 replaces the requirement for an acquirer in a business combination to retrospectively adjust provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill when measurement period adjustments are identified. The new guidance requires an acquirer to recognize adjustments in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the acquirer must present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. The Company adopted ASU 2015-16 during the first quarter of fiscal 2017 and it did not have a material effect on the Company’s consolidated financial statements.
Accounting Standards Not Yet Adopted

Income Taxes - In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 amends the current GAAP prohibition of recognizing current and deferred income taxes for intra-entity asset transfers until the asset has been sold to an outside party. The update requires an entity to recognize the income tax consequences of an intra-entity transfer for assets other than inventory when the transfer occurs. ASU 2016-16 will be effective for the Company in fiscal 2019 and interim reporting periods within that year. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company expects the adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

Statement of Cash Flows - In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce the diversity in practice regarding the classification of certain transactions within the statement of cash flows. ASU 2016-15 will be effective for the Company in fiscal 2019 and interim reporting periods within that year. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effect of the adoption of this guidance on the Company’s consolidated financial statements.

2. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	For the Three Months Ended
	October 29, 2016	October 24, 2015
Net income available to common stockholders (numerator)	$51,050	$30,824

Weighted-average number of common shares (denominator)	31,429,493	32,871,240

Basic earnings per common share	$1.62	$0.94

Weighted-average number of common shares	31,429,493	32,871,240
Potential shares of common stock arising from stock options, and unvested restricted share units	770,794	1,015,507
Total shares-diluted (denominator)	32,200,287	33,886,747

Diluted earnings per common share	$1.59	$0.91

The weighted-average number of common shares outstanding used in the computation of diluted earnings per common share does not include the effect of the following instruments because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	October 29, 2016	October 24, 2015
Stock-based awards	41,302	40,536
0.75% convertible senior notes due 2021	5,005,734	5,005,734
Warrants	5,005,734	5,005,734
Total anti-dilutive weighted shares excluded from the calculation of earnings per common share	10,052,770	10,052,004

Under the treasury stock method, the convertible senior notes will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the conversion price for the convertible senior notes of $96.89 per share. The warrants will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the warrant strike price of $130.43 per share. As the Company’s average stock price for the three months ended October 29, 2016 was below the conversion price for the convertible senior notes and the strike price for the warrants, the underlying common shares were anti-dilutive as reflected above. See Note 10, Debt, for additional information related to the Company’s convertible senior notes and warrant transactions.

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

3. Acquisitions

Fiscal 2016 - During August 2015, the Company acquired TelCom Construction, Inc. and an affiliate (together, “TelCom”). The purchase price was $48.8 million paid in cash. TelCom, based in Clearwater, Minnesota, provides construction and maintenance services for telecommunications providers throughout the United States. This acquisition expanded the Company’s geographic presence within its existing customer base. During July 2016, the Company acquired certain assets and assumed certain liabilities associated with the wireless network deployment and wireline operations of Goodman Networks Incorporated (“Goodman”) for a cash purchase price of $107.5 million, subject to a total working capital adjustment initially estimated at approximately $4.7 million. The acquired operations provide wireless construction services in a number of markets, including Texas, Georgia, and Southern California. The acquisition reinforces the Company’s wireless construction resources and expands the Company’s geographic presence within its existing customer base. During the fourth quarter of fiscal 2016, the Company acquired NextGen Telecom Services Group, Inc. (“NextGen”) for $5.6 million, net of cash acquired. NextGen provides construction and maintenance services for telecommunications providers in the Northeastern United States.

Fiscal 2016 Purchase Price Allocations

The purchase price allocation of TelCom was completed during the fourth quarter of fiscal 2016. Purchase price allocations of the Goodman and NextGen acquisitions are preliminary and will be completed during fiscal 2017 when valuations for intangible assets and other amounts are finalized. In accordance with ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, the Company will recognize any adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. Additionally, the Company will record, in the same period’s financial statements in which adjustments are recorded, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting adjustment had been completed at the acquisition date.

During the three months ended October 29, 2016, the Company recorded adjustments to the fair values assigned to working capital items and reduced the value assigned to goodwill by approximately $1.5 million in connection with the purchase price allocation of the Goodman acquisition. The income statement impact during the three months ended October 29, 2016 related to these fair value adjustments was not significant and has been recorded in the current period in accordance with ASU 2015-16.

The following table summarizes the aggregate consideration paid for businesses acquired in fiscal 2016 and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective dates of acquisition (dollars in millions):

2016
Assets
Accounts receivable	$16.3
Costs and estimated earnings in excess of billings	34.8
Inventories and other current assets	11.8
Property and equipment	11.5
Goodwill	36.9
Intangible assets - customer relationships	94.5
Intangible assets - trade names and other	1.8
Total assets	207.6

Liabilities
Accounts payable	23.5
Accrued and other liabilities	26.9
Total liabilities	50.4

Net Assets Acquired	$157.2

With respect to the acquisition from Goodman, $22.5 million of the purchase price was placed into an escrow account, $2.5 million of which is available for working capital adjustments and $20.0 million of which is available to the Company for indemnification obligations of the seller. Of the $20.0 million available for indemnification obligations, $10.0 million will be released to the seller upon the occurrence of certain conditions or the twelve-month anniversary of the closing date. The remaining $10.0 million will be released to the seller when the seller satisfies certain conditions with respect to a dispute with the state of Texas over a sales tax liability of approximately $31.7 million (the “Sales Tax Liability”). Under the asset purchase agreement, Goodman has retained responsibility for this Sales Tax Liability. Should Goodman not resolve this matter, the state may assert that the Company is a successor to the operations and seek to recover from the Company. In such event the Company would seek indemnification for recovery from Goodman, including from the funds contained in the escrow account, for any amount the Company pays.

Results of businesses acquired during fiscal 2016 are included in the condensed consolidated financial statements from their respective dates of acquisition. For businesses acquired in fiscal 2016, these aggregate amounts included contract revenues of $56.6 million and $29.9 million and intangible amortization expense of $2.1 million and $0.3 million during the three months ended October 29, 2016 and October 24, 2015, respectively. Net income, inclusive of charges allocated for management costs of the businesses acquired, was not material during the three months ended October 29, 2016 or October 24, 2015. See Note 7, Goodwill and Intangible Assets, for information regarding the goodwill and intangible assets of businesses acquired.

4. Accounts Receivable

Accounts receivable consisted of the following (dollars in thousands):

	October 29, 2016	July 30, 2016
Contract billings	$300,086	$297,532
Retainage	31,289	32,101
Total	331,375	329,633
Less: allowance for doubtful accounts	(1,589)	(1,603)
Accounts receivable, net	$329,786	$328,030

The Company grants credit under normal payment terms, generally without collateral, to its customers. The Company expects to collect the outstanding balance of accounts receivable, net (including retainage) within the next twelve months. The Company maintains an allowance for doubtful accounts for estimated losses on uncollected balances. During the three months ended October 29, 2016 and October 24, 2015, write-offs to the allowance for doubtful accounts, net of recoveries, were not material. There were no material accounts receivable amounts representing claims or other similar items subject to uncertainty as of October 29, 2016 or July 30, 2016.

The Company participates in a customer-sponsored vendor payment program. Under this program, accounts receivable are collected on an expedited basis pursuant to a non-recourse sale of the receivables to a bank partner of the customer. The program reduces the time required to collect that customer’s receivables. The Company incurs a discount fee associated with the collection of the accounts receivable that is reflected as an expense component in other income, net in the condensed consolidated statements of operations. For the three months ended October 29, 2016, the receivables sold under the program totaled $167.6 million. Cash collected from this arrangement is reflected within cash provided by operating activities in the condensed consolidated statement of cash flows for the three months ended October 29, 2016. The amount of receivables sold that have not been collected from the bank partner as of October 29, 2016 was not material.

5. Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings (“CIEB”) includes revenue for services performed under contracts using the units-of-delivery method of accounting and the cost-to-cost measure of the percentage of completion method of accounting. Amounts consisted of the following (dollars in thousands):

	October 29, 2016	July 30, 2016
Costs incurred on contracts in progress	$397,412	$307,826
Estimated to date earnings	119,012	92,226
Total costs and estimated earnings	516,424	400,052
Less: billings to date	(42,735)	(42,637)
	$473,689	$357,415
Included in the accompanying condensed consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$488,960	$376,972
Billings in excess of costs and estimated earnings	(15,271)	(19,557)
	$473,689	$357,415

As of October 29, 2016, the Company expects that substantially all of its CIEB will be billed to customers and collected in the normal course of business within the next twelve months. Additionally, there were no material CIEB amounts representing claims or other similar items subject to uncertainty as of October 29, 2016 or July 30, 2016.

6. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	October 29, 2016	July 30, 2016
Land	—	$3,475	$3,475
Buildings	10-35	12,011	11,969
Leasehold improvements	1-10	14,757	13,753
Vehicles	1-5	423,195	404,273
Computer hardware and software	1-7	98,972	95,570
Office furniture and equipment	1-10	10,852	10,374
Equipment and machinery	1-10	250,036	242,079
Total		813,298	781,493
Less: accumulated depreciation		(475,645)	(454,823)
Property and equipment, net		$337,653	$326,670

Depreciation expense was $28.4 million and $22.7 million for the three months ended October 29, 2016 and October 24, 2015, respectively.

7. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $308.7 million and $310.2 million as of October 29, 2016 and July 30, 2016, respectively. Changes in the carrying amount of goodwill for fiscal 2017 were as follows (dollars in thousands):

	Goodwill	Accumulated Impairment Losses	Total
Balance as of July 30, 2016	$505,924	$(195,767)	$310,157
Purchase price allocation adjustments	(1,488)	—	(1,488)
Balance as of October 29, 2016	$504,436	$(195,767)	$308,669

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

As a result of the fiscal 2016 annual impairment analysis, the Company concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit. As of October 29, 2016, the Company believes the goodwill is recoverable for all of the reporting units; however, there can be no assurances that goodwill may not be impaired in future periods.

Intangible Assets

The Company’s intangible assets consisted of the following (dollars in thousands):

	Weighted Average Remaining Useful Lives (In years)	October 29, 2016	July 30, 2016
Gross carrying amount:
Customer relationships	12.5	$289,917	$289,955
Contract backlog	0.1	4,780	4,780
Trade names	7.3	9,650	9,800
UtiliQuest trade name	—	4,700	4,700
Non-compete agreements	2.4	685	685
		309,732	309,920
Accumulated amortization:
Customer relationships		106,716	101,012
Contract backlog		4,751	4,666
Trade names		6,220	6,034
Non-compete agreements		381	329
		118,068	112,041
Intangible assets, net		$191,664	$197,879

Amortization of the Company’s customer relationship intangibles and contract backlog intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization for the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $6.2 million and $4.8 million for the three months ended October 29, 2016 and October 24, 2015, respectively.

As of October 29, 2016, the Company believes that the carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

8. Accrued Insurance Claims

For claims within its insurance program, the Company retains the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. With regard to losses occurring in fiscal 2017, the Company retains the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability, and workers’ compensation. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in two states in which the Company participates in state-sponsored insurance funds. Aggregate stop-loss coverage for automobile liability, general liability, and workers’ compensation claims is $103.7 million for fiscal 2017.

The Company is party to a stop-loss agreement for losses under its employee group health plan. For calendar year 2016, the Company retains the risk of loss up to the first $400,000 of claims per participant as well as an annual aggregate amount.

The liability for total accrued insurance claims and related processing costs was $93.3 million and $89.7 million as of October 29, 2016 and July 30, 2016, respectively, of which $54.6 million and $52.8 million, respectively, was long-term and reflected in non-current liabilities in the condensed consolidated financial statements. Insurance recoveries/receivables related to accrued claims as of October 29, 2016 and July 30, 2016 were $5.6 million and $5.7 million, respectively, which were included in non-current other assets in the accompanying condensed consolidated balance sheets.

9. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	October 29, 2016	July 30, 2016
Accrued payroll and related taxes	$25,414	$23,908
Accrued employee benefit and incentive plan costs	16,203	40,943
Accrued construction costs	41,521	41,123
Other current liabilities	14,672	16,328
Total other accrued liabilities	$97,810	$122,302

10. Debt

The Company’s outstanding indebtedness consisted of the following (dollars in thousands):

	October 29, 2016	July 30, 2016
Credit Agreement - Revolving facility (matures April 2020)	$68,000	$—
Credit Agreement - Term loan facilities (mature April 2020)	346,250	346,250
0.75% convertible senior notes, net (matures September 2021)	377,751	373,077
	792,001	719,327
Less: current portion	(17,500)	(13,125)
Long-term debt	$774,501	$706,202

Senior Credit Agreement

The Company and certain of its subsidiaries are party to a credit agreement with the various lenders named therein, dated as of December 3, 2012 (as amended as of June 17, 2016, May 20, 2016, April 24, 2015 and September 9, 2015), that matures on April 24, 2020 (as amended, the “Credit Agreement”). The Credit Agreement provides for a $450.0 million revolving facility, $350.0 million in aggregate term loan facilities, and contains a sublimit of $200.0 million for the issuance of letters of credit. Subject to certain conditions, the Credit Agreement provides the Company the ability to enter into one or more incremental facilities, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans, up to the greater of (i) $150.0 million and (ii) an amount such that, after giving effect to such incremental facility on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured leverage ratio is the ratio of the Company’s consolidated senior secured indebtedness to its trailing twelve month consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined by the Credit Agreement. The incremental facilities can be in the form of revolving commitments under the Credit Agreement and/or in the form of term loans. Payments under the Credit Agreement are guaranteed by substantially all of the Company’s subsidiaries and secured by the equity interests of the substantial majority of the Company’s subsidiaries.

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

Standby letters of credit of approximately $57.6 million, issued as part of the Company’s insurance program, were outstanding under the Credit Agreement as of both October 29, 2016 and July 30, 2016. The weighted average interest rates and fees for balances under the Credit Agreement as of October 29, 2016 and July 30, 2016 were as follows:

	Weighted Average Rate End of Period
	October 29, 2016	July 30, 2016
Borrowings - Term loan facilities	2.52%	2.49%
Borrowings - Revolving facility(1)	3.05%	—%
Standby Letters of Credit	2.00%	2.00%
Unused Revolver	0.40%	0.40%

(1) There were no outstanding borrowings under the revolving facility as of July 30, 2016.

The Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter. It provides for certain increases to this ratio in connection with permitted acquisitions on the terms and conditions specified in the Credit Agreement. In addition, the Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated interest coverage ratio, which is the ratio of the Company’s trailing twelve-month consolidated EBITDA to its consolidated interest expense, as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At October 29, 2016 and July 30, 2016, the Company was in compliance with the financial covenants of the Credit Agreement and had additional borrowing availability in the revolving facility of $324.4 million and $392.4 million, respectively, as determined by the most restrictive covenants.

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

In accordance with ASC Topic 470, Debt (“ASC Topic 470”), certain convertible debt instruments that may be settled in cash upon conversion are required to be separately accounted for as liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature using an indicative market interest rate (“Comparable Yield”) as of the date of issuance. The difference between the principal amount of the notes and the carrying amount represents a debt discount. The debt discount is amortized to interest expense using the Comparable Yield (5.5% with respect to the Notes) using the effective interest rate method over the term of the notes. The Company incurred $4.3 million and $1.8 million of interest expense during the three months ended October 29, 2016 and October 24, 2015, respectively, for the non-cash amortization of the debt discount. The equity component represents the difference between the principal amount of the Notes and the debt discount, both measured at issuance. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

The Notes consist of the following components (dollars in thousands):

	October 29, 2016	July 30, 2016
Liability component
Principal amount of 0.75% convertible senior notes due September 2021	$485,000	$485,000
Less: Debt discount	(97,372)	(101,679)
Less: Debt issuance costs(1)	(9,877)	(10,244)
Net carrying amount of Notes	$377,751	$373,077
Equity Component(2)	$112,554	$112,554

(1) Original issuance costs of approximately $15.1 million related to the Notes included the initial purchasers’ discount of approximately $13.3 million and approximately $1.8 million paid to third parties. Approximately $11.5 million of issuance costs of the Notes was allocated to the liability component and recorded as a contra-liability, presented net against the carrying amount for the Notes on the Company’s condensed consolidated balance sheet, of which $9.9 million and $10.2 million remained unamortized as of October 29, 2016 and July 30, 2016, respectively. Debt issuance costs attributable to the liability component are amortized to interest expense on the effective interest rate method over the term of the Notes. During the three months ended October 29, 2016 and October 24, 2015, the Company recorded $0.4 million and $0.1 million, respectively, related to the amortization of debt issuance costs of the Notes.

(2) Approximately $3.6 million of issuance costs paid to the initial purchasers of the Notes and third parties was allocated to the equity component and recorded net against the equity component in stockholders’ equity on the condensed consolidated balance sheets.

The Company determined that the fair value of the Notes as of October 29, 2016 and July 30, 2016 was approximately $413.3 million and $458.7 million, respectively, based on quoted market prices (level 2), compared to a net carrying amount of $377.8 million and $373.1 million, respectively. The fair value and net carrying amounts as of October 29, 2016 and July 30, 2016 are both reflected net of the debt discount of $97.4 million and $101.7 million, respectively, and debt issuance costs of $9.9 million and $10.2 million, respectively.

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

The Company recorded an initial deferred tax liability of $43.4 million in connection with the debt discount associated with the Notes and recorded an initial deferred tax asset of $43.2 million in connection with the convertible note hedge transactions. Both the deferred tax liability and deferred tax asset are included in non-current deferred tax liabilities in the condensed consolidated balance sheets.

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

The Company is subject to federal income taxes in the United States and the income taxes of multiple state jurisdictions and in Canada. Amounts of pre-tax earnings related to Canadian operations for the three months ended October 29, 2016 and October 24, 2015 were not material. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian income tax examinations for fiscal years ended 2012 and prior. During fiscal 2016, the Company was notified by the Internal Revenue Service that its federal income tax return for fiscal 2014 was selected for examination. The Company believes its provision for income taxes is adequate; however, any assessment would affect the Company’s results of operations and cash flows. Income taxes payable totaled $27.9 million and $15.3 million as of October 29, 2016 and July 30, 2016, respectively. Income taxes receivable totaled $1.0 million and $1.4 million as of October 29, 2016 and July 30, 2016, respectively, and are included in current assets in the condensed consolidated balance sheets.

As of both October 29, 2016 and July 30, 2016, the Company had total unrecognized tax benefits of $2.4 million resulting from uncertain tax positions. The Company’s effective tax rate will be reduced during future periods if it is determined these tax benefits are realizable. The Company had approximately $1.0 million accrued for the payment of interest and penalties as of both October 29, 2016 and July 30, 2016. Interest expense related to unrecognized tax benefits for the Company for the three months ended October 29, 2016 and October 24, 2015 was not material.

12. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	For the Three Months Ended
	October 29, 2016	October 24, 2015
Gain on sale of fixed assets	$1,443	$1,136
Miscellaneous (expense) income, net	(503)	333
Total other income, net	$940	$1,469

Other income, net includes approximately $0.6 million of discount fee expense during the three months ended October 29, 2016 associated with the collection of accounts receivables under a customer-sponsored vendor payment program which the Company began participating in during the fourth quarter of fiscal 2016.

13. Capital Stock

Repurchases of Common Stock - The Company made the following share repurchases during fiscal 2016:

Period	Number of Shares Repurchased	Total Consideration (In thousands)	Average Price Per Share
Fiscal 2016:
Three months ended October 24, 2015	954,224	$69,997	$73.35
Three months ended April 23, 2016	1,557,354	$100,000	$64.21

There were no shares repurchased during the three months ended October 29, 2016. In connection with the Notes offering in September 2015, the Company used approximately $60.0 million of the net proceeds from the Notes to repurchase 805,000 shares of its common stock from the initial purchasers of the Notes in privately negotiated transactions at a price of $74.53 per share, the closing price of Dycom’s common stock on September 9, 2015. The additional $110.0 million spent during fiscal 2016 was for shares repurchased under authorized share repurchase programs. All shares repurchased have been canceled. Upon cancellation, the excess over par value is recorded as a reduction in additional paid-in capital until the balance is reduced to zero, with any additional excess recorded to retained earnings. As of October 29, 2016, $100.0 million authorized on April 26, 2016 remained available for repurchases through October 2017 in open market or private transactions.

Restricted Stock Tax Withholdings - During the three months ended October 29, 2016 and October 24, 2015, the Company withheld 16,290 shares and 15,301 shares, respectively, totaling $1.4 million and $1.2 million, respectively, to meet payroll tax withholdings obligations arising from the vesting of restricted share units. All shares withheld have been canceled. Shares of common stock withheld for tax withholdings do not reduce the Company’s total share repurchase authority.

14. Stock-Based Awards

The Company has certain stock-based compensation plans under which it grants stock-based awards, including stock options, restricted share units, and performance share units to attract, retain, and reward talented employees, officers and directors, and to align stockholder and employee interests.

Compensation expense for stock-based awards is based on fair value at the measurement date and fluctuates over time as a result of the vesting period of the stock-based awards and the Company’s performance, as measured by criteria set forth in the performance-based awards. This expense is included in general and administrative expenses in the condensed consolidated statements of operations and the amount of expense ultimately recognized depends on the number of awards that actually vest. Accordingly, stock-based compensation expense may vary from fiscal year to fiscal year.

The performance criteria for target awards are based on the Company’s fiscal year operating earnings (adjusted for certain amounts) as a percentage of contract revenues and its fiscal year operating cash flow level. Additionally, certain awards include three-year performance goals that, if met, result in supplemental shares awarded. For performance-based restricted share units (“Performance RSUs”), the Company evaluates compensation expense quarterly and recognizes expense for performance-based awards only if it determines it is probable that performance criteria for the awards will be met. In the event the Company determines it is no longer probable that it will achieve certain performance criteria for the awards, it would reverse the associated stock-based compensation expense that it had previously recognized in the period such determination is made.

Stock-based compensation expense and the related tax benefit recognized related to stock options and restricted share units during the three months ended October 29, 2016 and October 24, 2015 were as follows (dollars in thousands):

	For the Three Months Ended
	October 29, 2016	October 24, 2015
Stock-based compensation	$5,707	$4,509
Tax benefit recognized in the statement of operations	$2,183	$1,729
As of October 29, 2016, the Company had unrecognized compensation expense related to stock options, time-based restricted share units (“RSUs”), and target Performance RSUs (based on the Company’s estimate of performance goal achievement) of $2.5 million, $7.0 million, and $13.0 million, respectively. This expense will be recognized over a weighted-average number of years of 2.5, 2.5, and 1.5, respectively, based on the average remaining service periods for the awards. As of

October 29, 2016, the Company may recognize an additional $4.5 million in compensation expense in future periods if the maximum amount of Performance RSUs is earned based on certain performance measures being met.

Stock Options

The following table summarizes stock option award activity during the three months ended October 29, 2016:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of July 30, 2016	737,267	$20.99
Granted	—	$—
Options exercised	(22,284)	$9.08
Canceled	(1,000)	$6.83
Outstanding as of October 29, 2016	713,983	$21.39

Exercisable options as of October 29, 2016	530,211	$15.92

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the three months ended October 29, 2016:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price
Outstanding as of July 30, 2016	251,264	$42.56	625,971	$47.66
Granted	571	$93.78	31,564	$85.64
Share units vested	(8,396)	$65.25	(30,518)	$42.15
Forfeited or canceled	(785)	$25.79	(51,145)	$40.44
Outstanding as of October 29, 2016	242,654	$41.95	575,872	$50.67

The total amount of granted Performance RSUs presented above consists of 15,782 target shares and 15,782 supplemental shares granted to officers of the Company. During the three months ended October 29, 2016, the Company canceled 49,797 supplemental shares of Performance RSUs outstanding as of July 30, 2016, as a result of the fiscal 2016 performance criteria for attaining those supplemental shares not being met. The total amount of Performance RSUs outstanding as of October 29, 2016 consists of 487,333 target shares and 88,539 supplemental shares.

15. Concentration of Credit Risk

The Company’s customer base is highly concentrated, with its top five customers during each of the three months ended October 29, 2016 and October 24, 2015 accounting for approximately 74.9% and 64.9% of its total contract revenues, respectively. Customers whose contract revenues exceeded 10% of total contract revenue during the three months ended October 29, 2016 or October 24, 2015 were as follows:

	For the Three Months Ended
	October 29, 2016	October 24, 2015
AT&T Inc.	29.0%	19.1%
CenturyLink, Inc.	15.7%	15.6%
Comcast Corporation	15.1%	12.0%

Customers whose combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings, net (“CIEB, net”) exceeded 10% of total combined trade receivables and CIEB, net as of October 29, 2016 or July 30, 2016 were as follows (dollars in millions):

	October 29, 2016		July 30, 2016
	Amount	% of Total	Amount	% of Total
AT&T Inc.	$183.5	22.9%	$138.8	20.3%
Comcast Corporation	$117.0	14.6%	$95.3	13.9%
CenturyLink, Inc.	$108.3	13.5%	$79.0	11.5%
Windstream Corporation	$90.9	11.4%	$79.0	11.5%
Verizon Communications Inc.	$80.1	10.0%	$69.0	10.1%

In addition, another customer had $72.1 million, or 9.0%, as of October 29, 2016, and $71.5 million, or 10.4%, as of July 30, 2016.

The Company believes that none of its significant customers were experiencing financial difficulties that would materially impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of October 29, 2016. See Note 4, Accounts Receivable, and Note 5, Costs and Estimated Earnings in Excess of Billings, for additional information regarding the Company’s trade accounts receivable and costs and estimated earnings in excess of billings.

16. Commitments and Contingencies

In May 2013, CertusView Technologies, LLC (“CertusView”), a wholly-owned subsidiary of the Company, filed suit against S & N Communications, Inc. and S&N Locating Services, LLC (together, “S&N”) in the United States District Court for the Eastern District of Virginia alleging infringement of certain United States patents. In January 2015, the District Court granted S&N’s motion for judgment on the pleadings for failure to claim patent-eligible subject matter, and entered final judgment. In May 2015, the District Court reopened the case to allow S&N to proceed with inequitable conduct counterclaims. A bench trial in the District Court on the inequitable conduct counterclaims whereby S&N was seeking additional grounds to find the patents unenforceable took place in March 2016. In August 2016, the District Court ruled against S&N and in favor of CertusView on the inequitable conduct counterclaims and entered final judgment. Subsequent to the judgment being entered, on August 24, 2016, S&N filed a motion requesting the District Court make a finding that the suit was an exceptional case and award S&N recovery of its attorney fees. On September 1, 2016, CertusView appealed to the Federal Circuit Court the January 2015 District Court judgment of patent invalidity. CertusView expects its appeal will be decided during the second half of calendar 2017. Additionally, on November 21, 2016, the District Court denied S&N’s motion for an exceptional case finding while allowing S&N permission to refile after conclusion of CertusView’s appeal to the Federal Circuit Court.

In September 2016, certain former employees of two subcontractors of TESINC, LLC (“TESINC”), a wholly owned subsidiary of the Company, commenced a lawsuit against those subcontractors, TESINC and a customer of TESINC in the United States District Court for the Eastern District of Pennsylvania. The lawsuit alleges that TESINC, its customer and those subcontractors violated the Pennsylvania Minimum Wage Act of 1968, the Pennsylvania Wage Payment and Collection Law, and the New Jersey Wage and Hour Law by failing to comply with applicable minimum wage and overtime pay requirements as a result of the misclassification of workers as independent contractors. The plaintiffs seek unspecified damages and other relief on behalf of themselves and a putative class of similarly situated workers who had performed work between April 1, 2016 and June 30, 2016. TESINC answered the complaint on November 14, 2016. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. The Company intends to vigorously defend itself against this lawsuit.

In April 2016, a former employee of Prince Telecom, LLC (“Prince”), a wholly owned subsidiary of the Company, commenced a lawsuit against Prince in the Superior Court of California under the California Labor Code Private Attorneys General Act (“PAGA”). The lawsuit alleges that Prince violated the California Labor Code by, among other things, failing to pay the California minimum wage, failing to pay for all hours worked (including overtime), failing to provide meal breaks and failing to provide accurate wage statements. The plaintiff seeks to recover all penalties arising from each alleged PAGA violation on behalf of himself and a putative class of current and former employees of Prince who worked as technicians in the State of California in the year preceding the filing date of the lawsuit. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any, as discovery commenced in August 2016 and is ongoing. The Company intends to vigorously defend itself against this lawsuit.

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries, which previously contributed to the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”), a multiemployer pension plan, ceased operations. In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. The Company is disputing the claim of a withdrawal liability demanded by the Plan as it believes there is a statutory exemption available under the Employee Retirement Income Security Act for multiemployer pension plans that primarily cover employees in the building and construction industry. However, there can be no assurance that the Company will be successful in asserting the statutory exemption as a defense. As required by the Employee Retirement Income Security Act, in November 2016, the subsidiary began making monthly payments of the claimed withdrawal liability to the Plan in the amount of approximately $0.1 million. If the Company prevails in disputing the withdrawal liability all such payments will be refunded to the Company.

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

Commitments

Performance Bonds and Guarantees - The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of October 29, 2016 and July 30, 2016, the Company had $177.6 million and $165.8 million of outstanding performance and other surety contract bonds, respectively.

The Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit - The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize the Company’s obligations to its insurance carriers in connection with the settlement of potential claims. As of both October 29, 2016 and July 30, 2016, the Company had $57.6 million of outstanding standby letters of credit issued under the Credit Agreement.

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

You should not consider forward-looking statements as guarantees of future performance or results. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief at that time with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences are discussed within Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, as well as Item 1, Business, Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended July 30, 2016, filed with the Securities and Exchange Commission on August 31, 2016 and other risks outlined in our other periodic filings with the Securities and Exchange Commission. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement. Our forward-looking statements are only made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update them to reflect new information or events or circumstances arising after such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended July 30, 2016. Our Annual Report on Form 10-K for the year ended July 30, 2016 was filed with the Securities and Exchange Commission (“SEC”) on August 31, 2016 and is available on the SEC’s website at www.sec.gov and on our website at www.dycomind.com.

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

Significant demand for wireless broadband is driven by the proliferation of smart phones and other mobile data devices. To respond to this demand and other advances in technology, wireless carriers are upgrading their networks to 4G technologies and contemplating next generation mobile solutions such as small cells and 5G technologies. Wireless carriers are actively spending on their networks to respond to the significant increase in wireless data traffic, to upgrade network technologies to improve performance and efficiency, and to consolidate disparate technology platforms. As the demand for mobile broadband grows, the amount of wireless traffic that must be “backhauled” over customers’ fiber networks increases and, as a result, carriers are accelerating the deployment of fiber optic cables to cellular sites and small cells. Increasing wireless data traffic and newly emerging wireless technologies are prompting further wireline deployments as wireless and wireline networks converge.
These trends are driving demand for our services.

Significant consolidation and merger activity among telecommunications providers can also provide increased demand for our services as networks are integrated. As a result of recent merger activity, several of our large customers have committed to the FCC to expand and increase broadband network capabilities. These customer activities may further create a competitive response driving long-term demand for our services.

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

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable television multiple system operators, wireless carriers, telecommunication equipment and infrastructure providers, and electric and gas utilities. Our customer base is highly concentrated, with our top five customers accounting for approximately 74.9% and 64.9% of our total revenues for the three months ended October 29, 2016 and October 24, 2015, respectively. Revenues from our largest customer increased to 29.0% as a percentage of total revenue during the three months ended October 29, 2016 from 19.1% during the three months ended October 24, 2015 as a result of growth in services provided for their network deployments.

The following reflects the percentage of total revenue from customers who contributed at least 2.5% to our total revenue during the three months ended October 29, 2016 or October 24, 2015:

	For the Three Months Ended
	October 29, 2016	October 24, 2015
AT&T Inc.	29.0%	19.1%
CenturyLink, Inc.	15.7%	15.6%
Comcast Corporation	15.1%	12.0%
Verizon Communications Inc.	9.3%	9.7%
Windstream Corporation	5.8%	6.4%
Charter Communications, Inc.(1)	4.3%	7.7%

(1) For comparison purposes in the above table, revenues from Charter Communications, Inc., Time Warner Cable Inc., and Bright House Networks, LLC have been combined for periods prior to their May 2016 merger.

In addition, another customer contributed 4.2% and 8.5% to our total revenue during the three months ended October 29, 2016 and October 24, 2015, respectively.

We generally possess multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often a number of exceptions, including the customer’s ability to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer’s own employees, and the use of other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process, however, we occasionally are able to extend these agreements through negotiations. Revenues from multi-year master service agreements were approximately 62.7% and 61.0% during the three months ended October 29, 2016 and October 24, 2015, respectively.

We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms generally three to four months in duration) and often include customary retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion. Revenues from long-term contracts were 23.3% and 16.9% as a percentage of total contract revenues during the three months ended October 29, 2016 and October 24, 2015, respectively.

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

Fiscal 2016 - During August 2015, we acquired TelCom Construction, Inc. and an affiliate (together, “TelCom”). The purchase price was $48.8 million paid in cash. TelCom, based in Clearwater, Minnesota, provides construction and maintenance services for telecommunications providers throughout the United States. This acquisition expanded our geographic presence within our existing customer base. During July 2016, we acquired certain assets and assumed certain liabilities associated with the wireless network deployment and wireline operations of Goodman Networks Incorporated (“Goodman”) for a cash purchase price of $107.5 million, subject to a total working capital adjustment initially estimated at approximately $4.7 million. The acquired operations provide wireless construction services in a number of markets, including Texas, Georgia, and Southern California. The acquisition reinforces our wireless construction resources and expands our geographic presence within our existing customer base. During the fourth quarter of fiscal 2016, we acquired NextGen Telecom Services Group, Inc. (“NextGen”) for $5.6 million, net of cash acquired. NextGen provides construction and maintenance services for telecommunications providers in the Northeastern United States.

With respect to the Goodman acquisition, $22.5 million of the purchase price was placed into an escrow account, $2.5 million of which is available for working capital adjustments and $20.0 million of which is available to us for indemnification obligations of the seller. Of the $20.0 million available for indemnification obligations, $10.0 million will be released to the seller upon the occurrence of certain conditions or the twelve-month anniversary of the closing date. The remaining $10.0 million will be released to the seller when the seller satisfies certain conditions with respect to a dispute with the state of Texas over a sales tax liability of approximately $31.7 million (the “Sales Tax Liability”). Under the purchase agreement, Goodman has retained responsibility for this Sales Tax Liability. Should Goodman not resolve this matter, the state may assert that we are a successor to the operations and seek to recover from us. In such event we would seek indemnification for recovery from Goodman, including from the funds contained in the escrow account, for any amount we pay.

The results of these acquisitions are included in the condensed consolidated financial statements from their respective dates of acquisition. The purchase price allocation of TelCom was completed during the fourth quarter of fiscal 2016. Purchase price allocations of the Goodman and NextGen acquisitions are preliminary and will be completed during fiscal 2017 when valuations for intangible assets and other amounts are finalized.

Understanding Our Results of Operations

The following information is presented in order for the reader to better understand certain factors impacting our results of operations and profitability, and should be read in conjunction with Critical Accounting Policies and Estimates within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 1, Basis of Presentation and Accounting Policies, in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended July 30, 2016 filed with the SEC on August 31, 2016.

Revenues. We perform a majority of our services under master service agreements and other agreements that contain customer-specified service requirements, such as discrete pricing for individual tasks. We recognize revenue under these arrangements based on units-of-delivery as each unit is completed. The remainder of our services, representing less than 5% of our contract revenues during the three months ended October 29, 2016 and less than 10% of our contract revenues during the three months ended October 24, 2015, are performed under contracts using the cost-to-cost measure of the percentage of completion method of accounting. Revenue is recognized under these arrangements based on the ratio of contract costs incurred to date to total estimated contract costs. For contracts using the cost-to-cost measure of completion, we accrue the entire amount of a contract loss at the time the loss is determined to be probable and can be reasonably estimated. During the three months ended October 29, 2016 and October 24, 2015, there was no material impact to our results of operations due to changes in contract estimates.

There were no material amounts of unapproved change orders or claims recognized during the three months ended October 29, 2016 or October 24, 2015. The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized.

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

Loss on Debt Extinguishment. Loss on debt extinguishment for the three months ended October 24, 2015 includes pre-tax charges related to the redemption of our 7.125% senior subordinated notes (the “7.125% Notes”), including the write-off of deferred debt issuance costs on the 7.125% Notes.

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

Other Income, Net. Other income, net, primarily consists of gains or losses from sales of fixed assets. Other income, net during the three months ended October 29, 2016 also includes discount fees related to a customer-sponsored vendor payment program in which we participate. Under this program, accounts receivable are collected on an expedited basis pursuant to a non-recourse sale of the receivables to a bank partner of the customer. The program reduces the time required to collect that customer’s receivables.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies and critical accounting estimates described in our Annual Report on Form 10-K for the year ended July 30, 2016.

Results of Operations

The results of operations of businesses acquired are included in the condensed consolidated financial statements from their dates of acquisition. The following table sets forth our condensed consolidated statements of operations for the periods indicated and the amounts as a percentage of revenue (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended
	October 29, 2016		October 24, 2015
Revenues	$799.2	100.0%	$659.3	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	615.0	76.9	507.0	76.9
General and administrative	60.2	7.5	51.5	7.8
Depreciation and amortization	34.5	4.3	27.4	4.2
Total	709.7	88.8	585.9	88.9
Interest expense, net	(9.1)	(1.1)	(9.1)	(1.4)
Loss on debt extinguishment	—	—	(16.3)	(2.5)
Other income, net	0.9	0.1	1.5	0.2
Income before income taxes	81.4	10.2	49.5	7.5
Provision for income taxes	30.3	3.8	18.6	2.8
Net income	$51.0	6.4%	$30.8	4.7%

Our fiscal year ends on the last Saturday in July. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2016 consisted of 53 weeks of operations and fiscal 2017 will consist of 52 weeks of operations.

Revenues. Revenues increased to $799.2 million during the three months ended October 29, 2016 from $659.3 million during the three months ended October 24, 2015. Revenues increased in the current period primarily from services for customers deploying 1-gigabit networks, new awards with significant customers, and revenues generated by businesses acquired during fiscal 2016.

During the three months ended October 29, 2016 and October 24, 2015, total revenues of $56.6 million and $29.9 million, respectively, were generated by businesses that were not owned for the entire period in the first quarter of both the current and prior year. Excluding these amounts, revenues increased by approximately $113.2 million during the three months ended October 29, 2016 as compared to the three months ended October 24, 2015. Revenues increased by approximately $90.6 million for a significant telecommunications customer improving its network and by approximately $41.5 million for a leading cable multiple system operator from installation, maintenance and construction services, including services to provision fiber to small and medium businesses, as well as network improvements. Revenues increased by approximately $31.0 million, on a combined basis, for three large telecommunications customers primarily reflecting increases in the volume of services performed under existing contracts and new awards. Partially offsetting these increases, revenues declined by approximately $22.3 million for services performed on a customer’s fiber network and by approximately $16.7 million for services performed for a cable multiple system operator. All other customers had net decreases in revenues of $10.9 million on a combined basis during the three months ended October 29, 2016, as compared to the three months ended October 24, 2015.

The percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 91.8%, 5.5%, and 2.7%, respectively, for the three months ended October 29, 2016, compared to 90.9%, 5.6%, and 3.5%, respectively, for the three months ended October 24, 2015.

Costs of Earned Revenues. Costs of earned revenues increased to $615.0 million during the three months ended October 29, 2016, compared to $507.0 million during the three months ended October 24, 2015. The increase was primarily due to a higher level of operations during the three months ended October 29, 2016, including the operating costs of businesses acquired during fiscal 2016. The primary components of the increase were a $94.8 million aggregate increase in direct labor and subcontractor costs, $6.1 million increase in direct material costs, and $7.1 million net increase in other direct costs.

Costs of earned revenues as a percentage of contract revenue was 76.9% during each of the three months ended October 29, 2016 and October 24, 2015. Labor and subcontracted labor costs increased 1.9% of contract revenue for the three months ended October 29, 2016, compared to the three months ended October 24, 2015. The increase in labor and subcontracted labor costs as a percentage of contract revenue primarily resulted from costs incurred as the scale of our operations expanded. These increases were offset by decreases in direct material costs and other direct costs of 1.9% of contract revenue primarily as a result of operating leverage on our increased level of operations and mix of work.

General and Administrative Expenses. General and administrative expenses increased to $60.2 million, or 7.5% of contract revenue during the three months ended October 29, 2016, compared to $51.5 million, or 7.8% of contract revenue, during the three months ended October 24, 2015. The increase in total general and administrative expenses during the three months ended October 29, 2016 primarily resulted from increased payroll and performance-based compensation costs and higher professional fees. Additionally, stock-based compensation increased to $5.7 million during the three months ended October 29, 2016, compared to $4.5 million during the three months ended October 24, 2015. The decrease in general and administrative expenses as a percentage of contract revenue is due to operating leverage on our increased level of operations.

Depreciation and Amortization. Depreciation and amortization was $34.5 million and $27.4 million during the three months ended October 29, 2016 and October 24, 2015, respectively, and totaled 4.3% and 4.2% of contract revenue, respectively. The increase in depreciation and amortization expense during the three months ended October 29, 2016 is primarily a result of the addition of fixed assets during fiscal 2017 and 2016. Amortization expense was $6.2 million and $4.8 million during the three months ended October 29, 2016 and October 24, 2015, respectively.

Interest Expense, Net. Interest expense, net was $9.1 million during each of the three months ended October 29, 2016 and October 24, 2015. Interest expense includes approximately $4.3 million and $1.8 million for the non-cash amortization of debt discount associated with our convertible senior notes during the three months ended October 29, 2016 and October 24, 2015, respectively. Excluding this amortization, interest expense, net decreased to $4.8 million during the three months ended October 29, 2016, from $7.4 million during the three months ended October 24, 2015, primarily due to the lower interest coupon rate on the convertible senior notes issued in September 2015 compared to the previously outstanding 7.125% Notes. See Note 10, Debt, in Notes to the Condensed Consolidated Financial Statements for additional information regarding the Company’s debt transactions.

Loss on Debt Extinguishment. In connection with the redemption of our 7.125% Notes, we incurred a pre-tax charge for early extinguishment of debt of approximately $16.3 million during the three months ended October 24, 2015. See Note 10, Debt, in Notes to the Condensed Consolidated Financial Statements for additional information regarding the Company’s debt transactions.

Other Income, Net. Other income, net was $0.9 million and $1.5 million during the three months ended October 29, 2016 and October 24, 2015, respectively. The decrease in other income, net is primarily due to approximately $0.6 million of discount fee expense during the three months ended October 29, 2016 associated with the collection of accounts receivable under a customer-sponsored vendor payment program which we began participating in during the fourth quarter of fiscal 2016. Under this program, accounts receivable are collected on an expedited basis pursuant to a non-recourse sale of the receivables to a bank partner of the customer. The program reduces the time required to collect that customer’s receivables.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three months ended October 29, 2016 and October 24, 2015 (dollars in millions):

	For the Three Months Ended
	October 29, 2016	October 24, 2015
Income tax provision	$30.3	$18.6
Effective income tax rate	37.3%	37.7%

Fluctuations in our effective income tax rate were primarily attributable to the difference in income tax rates from state to state, non-deductible and non-taxable items, disqualifying dispositions of incentive stock option exercises, and production-related tax deductions recognized in relation to our pre-tax results during the periods. We had total unrecognized tax benefits of approximately $2.4 million as of both October 29, 2016 and July 30, 2016 which, if recognized, would favorably affect our effective tax rate.

Net Income. Net income was $51.0 million for the three months ended October 29, 2016, compared to $30.8 million for the three months ended October 24, 2015.

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and costs and estimated earnings in excess of billings. Cash and equivalents primarily include balances on deposit with banks and totaled $21.7 million as of October 29, 2016, compared to $33.8 million as of July 30, 2016. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

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

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, stock option proceeds, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, equipment, materials, and subcontractors, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $672.5 million as of October 29, 2016, compared to $541.7 million as of July 30, 2016.

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

Net cash flows. The following table presents our net cash flows for the three months ended October 29, 2016 and October 24, 2015 (dollars in millions):

	For the Three Months Ended
	October 29, 2016	October 24, 2015
Net cash flows:
Used in operating activities	$(41.6)	$(28.9)
Used in investing activities	$(38.2)	$(88.5)
Provided by financing activities	$67.7	$117.9

Cash Used in Operating Activities. During the three months ended October 29, 2016, net cash used in operating activities was $41.6 million. Non-cash items in the cash flows from operating activities during the current and prior periods were primarily depreciation and amortization, gain on sale of assets, bad debt expense, stock-based compensation, amortization of debt discount, non-cash loss on debt extinguishment, amortization of debt issuance costs, and deferred income taxes. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $137.4 million of operating cash flow during the three months ended October 29, 2016. Working capital changes that used operating cash flow during the three months ended October 29, 2016 included increases in accounts receivable and net costs and estimated earnings in excess of billings of $2.4 million and $115.5 million, respectively. The increase in net costs and estimated earnings in excess of billings resulted from an increase in the volumes of activity and the related revenue from several of our top customers in the latter half of the first quarter of fiscal 2017. Additionally, decreases in accrued liabilities used $20.9 million of operating cash flow primarily resulting from amounts paid for annual incentive compensation during October 2016. Net increases in other current assets and other non-current assets combined used $13.5 million of operating cash flow during the three months ended October 29, 2016 primarily for costs that coincide with the beginning of our fiscal year and increases of inventory. Working capital changes that provided operating cash flow during the three months ended October 29, 2016, primarily resulting from the timing of payments, were net increases in income taxes payable of $13.9 million and accounts payable of $1.1 million.

Our days sales outstanding (“DSO”) for accounts receivable is calculated based on the ending accounts receivable divided by the average daily revenue for the most recently completed quarter. Contract payment terms vary by customer and primarily range from 30 to 90 days after invoicing. Our DSO was 38 days as of October 29, 2016, compared to 50 days as of the three months ended October 24, 2015. Our DSO declined due to strong collections during fiscal 2017. During the fourth quarter of fiscal 2016, we began participating in a customer-sponsored vendor payment program whereby accounts receivable are collected on an expedited basis pursuant to a non-recourse sale of the receivables to a bank partner of the customer. The program reduces the time required to collect that customer’s receivables. The discount fee associated with the collection of the accounts receivable is reflected as an expense component in other income, net in the condensed consolidated statements of operations. For the three months ended October 29, 2016, the receivables sold under the program totaled $167.6 million. Our DSO for costs and estimated earnings in excess of billings (“CIEB”) was 54 days and 44 days as of October 29, 2016 and October 24, 2015, respectively. The increase in DSO for CIEB primarily resulted from an increase in the volumes of activity and the related revenue from several of our top customers in the latter half of the first quarter of fiscal 2017.

Our CIEB balances are maintained at a detailed task-specific level or project level and are evaluated regularly for realizability. Such amounts are invoiced in the normal course of business according to contract terms that consider the completion of specific tasks and the passage of time. Project delays for commercial issues such as permitting, engineering changes, incremental documentation requirements, or difficult job site conditions can extend the time needed to complete certain work orders, which may delay invoicing to the customer for work performed. We were not experiencing any material project delays or other circumstances that would impact the realizability of the CIEB balance as of October 29, 2016. Additionally, there were no material amounts of CIEB related to claims or unapproved change orders as of October 29, 2016 or July 30, 2016. As of October 29, 2016, we believe that none of our significant customers were experiencing financial difficulties that would impact the realizability of our CIEB or the collectability of our trade accounts receivable.
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

Cash Used in Investing Activities. Net cash used in investing activities was $38.2 million during the three months ended October 29, 2016, compared to $88.5 million during the three months ended October 24, 2015. During the three months ended October 29, 2016 and October 24, 2015, capital expenditures of $40.1 million and $40.8 million, respectively, were offset in part by proceeds from the sale of assets of $2.3 million and $1.3 million, respectively, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets. Restricted cash, primarily related to funding provisions of our insurance program, increased approximately $0.5 million during each of the three months ended October 29, 2016 and October 24, 2015. During the three months ended October 24, 2015, we paid $48.6 million in connection with the acquisition of TelCom.

Cash Provided by Financing Activities. Net cash provided by financing activities was $67.7 million during the three months ended October 29, 2016. The primary source of cash provided by financing activities during the three months ended October 29, 2016 were net borrowings on the revolving facility under our credit agreement of $68.0 million. In addition, we received $0.2 million from the exercise of stock options and received excess tax benefits of $0.9 million, primarily from the vesting of restricted share units, during the three months ended October 29, 2016. Partially offsetting these increases, we withheld shares and paid $1.4 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the three months ended October 29, 2016.

Net cash provided by financing activities was $117.9 million during the three months ended October 24, 2015. The primary source of cash provided by financing activities during the three months ended October 24, 2015 was the $485.0 million principal amount of 0.75% senior convertible notes due 2021 (the “Notes”) issued in a private placement in September 2015. During the three months ended October 24, 2015, we paid approximately $14.5 million in total issuance costs, including the initial purchasers’ discount on the Notes and third party fees and expenses related to our financing transactions. We used approximately $277.5 million of the net proceeds from the Notes issuance to fund the redemption of our 7.125% senior subordinated notes. Furthermore, in connection with the offering of the Notes, we entered into convertible note hedge transactions with counterparties for a total cost of approximately $115.8 million. We also entered into separately negotiated warrant transactions with the same counterparties as the convertible hedge transactions, and received proceeds of approximately $74.7 million from the sale of these warrants. During the three months ended October 24, 2015, net borrowings under our credit agreement provided $36.0 million of cash flow.

During the three months ended October 24, 2015, we repurchased 954,224 shares of our common stock in open market transactions, at an average price of $73.35 per share, for approximately $70.0 million. In addition, during the three months ended October 24, 2015, we received $0.1 million from the exercise of stock options and received excess tax benefits of $1.0 million, primarily from the exercise of stock options and vesting of restricted share units. We withheld shares and paid $1.2 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the three months ended October 24, 2015.

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

The weighted average interest rates and fees for balances under the credit agreement as of October 29, 2016 and July 30, 2016 were as follows:

	Weighted Average Rate End of Period
	October 29, 2016	July 30, 2016
Borrowings - Term loan facilities	2.52%	2.49%
Borrowings - Revolving facility(1)	3.05%	—%
Standby Letters of Credit	2.00%	2.00%
Unused Revolver	0.40%	0.40%

(1) There were no outstanding borrowings under the revolving facility as of July 30, 2016.

The credit agreement contains a financial covenant that requires us to maintain a consolidated leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter. It provides for certain increases to this ratio in connection with permitted acquisitions on the terms and conditions specified in the credit agreement. In addition, the credit agreement contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, as defined by the credit agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At October 29, 2016 and July 30, 2016, we were in compliance with the financial covenants of our credit agreement and had additional borrowing availability in the revolving facility of $324.4 million and $392.4 million, respectively, as determined by the most restrictive covenants.

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of October 29, 2016 (dollars in thousands):

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
0.75% convertible senior notes due September 2021	$—	$—	$485,000	$—	$485,000
Credit agreement – revolving borrowings	—	—	68,000	—	68,000
Credit agreement – term loan facilities	17,500	52,500	276,250	—	346,250
Fixed interest payments on long-term debt(1)	3,638	7,275	7,275	—	18,188
Operating lease obligations	20,040	27,148	9,647	4,845	61,680
Employment agreements	11,955	12,858	565	—	25,378
Purchase and other contractual obligations(2)	24,060	—	—	—	24,060
Total	$77,193	$99,781	$846,737	$4,845	$1,028,556

(1) Includes interest payments on our $485.0 million principal amount of 0.75% convertible senior notes due 2021 outstanding and excludes any interest payments on our variable rate debt. Variable rate debt as of October 29, 2016 consisted of $346.3 million outstanding under our term loan facilities.

(2) Purchase and other contractual obligations primarily represent obligations under agreements to purchase vehicles and equipment that have not been received as of October 29, 2016. We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees, as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of October 29, 2016.

Our condensed consolidated balance sheet as of October 29, 2016 includes a long-term liability of approximately $54.6 million for accrued insurance claims. This liability has been excluded from the above table as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was $2.4 million as of both October 29, 2016 and July 30, 2016 and is included in other liabilities in the condensed consolidated balance sheet. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance Bonds and Guarantees – We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of October 29, 2016 and July 30, 2016, we had $177.6 million and $165.8 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $37.9 million as of October 29, 2016. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit – We have standby letters of credit issued under our credit agreement as part of our insurance program. These letters of credit collateralize our obligations to our insurance carriers in connection with the settlement of potential claims. As of both October 29, 2016 and July 30, 2016, we had $57.6 million outstanding standby letters of credit issued under our credit agreement.

Backlog. Our backlog consists of the estimated uncompleted portion of services to be performed under contractual agreements with our customers and totaled $5.203 billion and $6.031 billion at October 29, 2016 and July 30, 2016, respectively. The decrease from July 30, 2016 reflects a reduction in estimated contractual services to be performed by a recently acquired business which reduced our contract backlog by a total of $211 million, of which $49 million was expected to be completed over the next twelve months. Separately, we reduced our contract backlog associated with a project by $413 million for a customer that has modified its plans. The total remaining backlog associated with other projects for this customer represents less than 2.5% of our total backlog of $5.203 billion at October 29, 2016. We expect to complete 42.4% of the October 29, 2016 total backlog during the next twelve months. Our backlog estimates represent amounts under master service agreements and other contractual agreements for services projected to be performed over the terms of the contracts and are based on contract terms, our historical experience with customers and, more generally, our experience in similar procurements. The significant majority of our backlog estimates comprise services under master service agreements and long-term contracts.

Revenue estimates included in our backlog can be subject to change because of project accelerations, contract cancellations, or delays due to various factors, including, but not limited to, commercial issues such as permitting, engineering changes, incremental documentation requirements, difficult job site conditions, and adverse weather. These factors can also cause revenue to be realized in different periods or in different amounts from those originally reflected in backlog. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. While we did not experience any material cancellations during the three months ended October 29, 2016 or October 24, 2015, many of our customers may cancel our contracts upon notice regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

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

Our credit agreement permits borrowings at a variable rate of interest. On October 29, 2016, we had variable rate debt outstanding under our credit agreement of $68.0 million of revolver borrowings and $346.3 million under our term loan facilities. Interest related to these borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of the credit agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $2.1 million annually.

In September 2015, we issued $485.0 million principal amount of convertible senior notes (the “Notes”), which bear a fixed rate of interest of 0.75%. Due to the fixed rate of interest on the Notes, changes in interest rates would not have an impact on the related interest expense. However, there exists market risk sensitivity on the fair value of the fixed rate Notes with respect to changes in interest rates. Generally, the fair value of the fixed rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes is affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The fair value of the Notes as of October 29, 2016 and July 30, 2016 was approximately $413.3 million and $458.7 million, respectively, based on quoted market prices (level 2), compared to a net carrying amount of $377.8 million and $373.1 million, respectively. The fair value and net carrying amounts as of October 29, 2016 and July 30, 2016 are both reflected net of the debt discount of $97.4 million and $101.7 million, respectively, and debt issuance costs of $9.9 million and $10.2 million, respectively. The fair value was determined based on the closing trading price per $100 of the Notes as of October 29, 2016, which was $107.33. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $11.9 million, calculated on a discounted cash flow basis.

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

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of October 29, 2016, the market risk for foreign currency exchange rates was not significant as our operations in Canada was not material.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of October 29, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 29, 2016, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In May 2013, CertusView Technologies, LLC (“CertusView”), a wholly-owned subsidiary of the Company, filed suit against S & N Communications, Inc. and S&N Locating Services, LLC (together, “S&N”) in the United States District Court for the Eastern District of Virginia alleging infringement of certain United States patents. In January 2015, the District Court granted S&N’s motion for judgment on the pleadings for failure to claim patent-eligible subject matter, and entered final judgment. In May 2015, the District Court reopened the case to allow S&N to proceed with inequitable conduct counterclaims. A bench trial in the District Court on the inequitable conduct counterclaims whereby S&N was seeking additional grounds to find the patents unenforceable took place in March 2016. In August 2016, the District Court ruled against S&N and in favor of CertusView on the inequitable conduct counterclaims and entered final judgment. Subsequent to the judgment being entered, on August 24, 2016, S&N filed a motion requesting the District Court make a finding that the suit was an exceptional case and award S&N recovery of its attorney fees. On September 1, 2016, CertusView appealed to the Federal Circuit Court the January 2015 District Court judgment of patent invalidity. CertusView expects its appeal will be decided during the second half of calendar 2017. Additionally, on November 21, 2016, the District Court denied S&N’s motion for an exceptional case finding while allowing S&N permission to refile after conclusion of CertusView’s appeal to the Federal Circuit Court.

In September 2016, certain former employees of two subcontractors of TESINC, LLC (“TESINC”), a wholly owned subsidiary of the Company, commenced a lawsuit against those subcontractors, TESINC and a customer of TESINC in the United States District Court for the Eastern District of Pennsylvania. The lawsuit alleges that TESINC, its customer and those subcontractors violated the Pennsylvania Minimum Wage Act of 1968, the Pennsylvania Wage Payment and Collection Law, and the New Jersey Wage and Hour Law by failing to comply with applicable minimum wage and overtime pay requirements as a result of the misclassification of strike replacement wireline workers as independent contractors. The plaintiffs seek unspecified damages and other relief on behalf of themselves and a putative class of similarly situated workers who had performed such strike replacement work between April 1, 2016 and June 30, 2016. TESINC answered the complaint on November 14, 2016. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. We intend to vigorously defend ourselves against this lawsuit.

In April 2016, a former employee of Prince Telecom, LLC (“Prince”), a wholly owned subsidiary of the Company, commenced a lawsuit against Prince in the Superior Court of California under the California Labor Code Private Attorneys General Act (“PAGA”). The lawsuit alleges that Prince violated the California Labor Code by, among other things, failing to pay the California minimum wage, failing to pay for all hours worked (including overtime), failing to provide meal breaks and failing to provide accurate wage statements. The plaintiff seeks to recover all penalties arising from each alleged PAGA violation on behalf of himself and a putative class of current and former employees of Prince who worked as wall-fishing technicians in the State of California in the year preceding the filing date of the lawsuit. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any, as discovery commenced in August 2016 and is ongoing. We intend to vigorously defend ourselves against this lawsuit.

From time to time, we are party to various other claims and legal proceedings. It is the opinion of management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on our financial statements.

Item 1A. Risk Factors.

The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended July 30, 2016.

Several of our subsidiaries participate in multiemployer pension plans under which we could incur material liabilities in certain circumstances. Pursuant to collective bargaining agreements, several of our subsidiaries participate in various multiemployer pension plans that generally provide defined pension benefits to covered employees. Because of the nature of multiemployer plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets contributed by an employer to a multiemployer plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer. Under the Employee Retirement Income Security Act (“ERISA”), absent an applicable exemption, a contributing employer to an underfunded multiemployer plan is liable upon withdrawal from a plan, for its proportionate share of the plan’s unfunded vested liability. In addition, if any of the plans in which we participate become significantly underfunded, as defined by the Pension Protection Act of 2006, we may be required to make additional cash contributions in the form of higher contribution rates or surcharges related to the underfunding of those plans.

During the fourth quarter of fiscal 2016, one of our subsidiaries, which previously contributed to the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”), a multiemployer pension plan, ceased operations. In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. We are disputing the claim of a withdrawal liability demanded by the Plan as we believe there is a statutory exemption available under ERISA for multiemployer pension plans that primarily cover employees in the building and construction industry. However, there can be no assurance that we will be successful in asserting the statutory exemption as a defense. As required by ERISA, in November 2016, the subsidiary began making monthly payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million. If we prevail in disputing the withdrawal liability all such payments will be refunded to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended October 29, 2016, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company's purchase of its common stock during the three months ended October 29, 2016:

Period	Total Number of Shares Purchased (b)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 31, 2016 - August 27, 2016	2,819 (a)	$88.41	—	(c)
August 28, 2016 - September 24, 2016	—	$—	—	(c)
September 25, 2016 - October 29, 2016	13,471 (a)	$83.77	—	(c)

(a) Represents shares withheld to meet payroll tax withholdings obligations arising from the vesting of restricted share units. Shares withheld do not reduce our total share repurchase authority.

(b) All shares repurchased have been subsequently canceled.

(c) As of October 29, 2016, $100.0 million authorized on April 26, 2016 remained available for repurchases through October 2017.

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

101 +
The following materials from the Registrant’s Annual Report on Form 10-Q for the quarter ended October 29, 2016 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	November 23, 2016	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date:	November 23, 2016	/s/ H. Andrew DeFerrari
Name: H. Andrew DeFerrari Title: Senior Vice President and Chief Financial Officer